Form 10-Q
period 1995-09-30
DANIELSON HOLDING CORP
filed 1995-11-13
CIK 225648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 -------------

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from________________________to____________________

                        COMMISSION FILE NUMBER:   1-6732

                         DANIELSON HOLDING CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                              95-6021257
        (State of Incorporation)          (I.R.S. Employer Identification No.)

 767 THIRD AVENUE, NEW YORK, NEW YORK                 10017-2023
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (212) 888-0347

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X       No
                             ---         ---

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes  X       No
                             ---         ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                               OUTSTANDING AT NOVEMBER 7, 1995
          -----                               -------------------------------
     Common Stock, $0.10 par value                 15,360,255 shares



                               Cover page 1 of 13

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)
                                  (Unaudited)


                                               FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                              ----------------------  ------------------------------
                                                 1995        1994        1995                1994
                                              ----------  ----------  ----------          ----------

REVENUES:

 Gross premiums earned                          $17,647     $28,074     $ 61,261            $81,260
 Ceded premiums earned                           (3,884)     (3,494)     (12,195)            (9,691)
                                                -------     -------     --------            -------
 Net premiums earned                             13,763      24,580       49,066             71,569

 Trust fee income                                 1,100       1,250        3,311              3,531
 Net investment income                            3,013       3,124        9,167              8,808
 Net realized investment gains                      158           -          116                 12
 Other income                                       529         105        1,366                385
                                                -------     -------     --------            -------

     TOTAL REVENUES                              18,563      29,059       63,026             84,305
                                                -------     -------     --------            -------

LOSSES AND EXPENSES:

 Gross losses and loss adjustment expenses       15,010      19,538       48,858             57,650
 Ceded losses and loss adjustment expenses       (4,142)     (2,697)     (10,421)            (7,168)
                                                -------     -------     --------            -------
 Net losses and loss adjustment expenses         10,868      16,841       38,437             50,482

 Policyholder dividends                               -       2,512          137              6,087
 Policy acquisition expenses                      3,034       4,954       10,673             14,261
 General and administrative expenses              3,742       3,502       11,375             10,509
 Interest expense                                     -           -            -                 65
                                                -------     -------     --------            -------

     TOTAL LOSSES AND EXPENSES                   17,644      27,809       60,622             81,404
                                                -------     -------     --------            -------

Income before provision for income taxes            919       1,250        2,404              2,901
Income tax provision                                 51          44          144                 91
                                                -------     -------     --------            -------

NET INCOME                                      $   868     $ 1,206     $  2,260            $ 2,810
                                                =======     =======     ========            =======

 Earnings per share of Common Stock
   and common equivalent share                     $.05        $.08         $.14               $.18
                                                   ====        ====         ====               ====

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                                            SEPTEMBER 30, 1995   DECEMBER 31,
ASSETS:                                                         (UNAUDITED)          1994
                                                            -------------------  -------------
 Fixed maturities:
 Held-to-maturity at amortized cost
   (Fair value: $140,570 and $134,843)                           $139,363          $145,331
 Available-for-sale at fair value
   (Cost: $34,516 and $33,020)                                     34,787            32,450
 Equity securities at fair value (Cost: $256 and $256)                632               548
 Other investments at fair value (Cost: $356 and $250)                422               250
 Short term investments, at cost which
   approximates fair value                                          2,013             3,184
                                                                 --------          --------

   TOTAL INVESTMENTS                                              177,217           181,763

 Cash                                                                 671               342
 Accrued investment income                                          2,263             2,903
 Premiums and fees receivable, net of allowances
   of $121 and $323                                                10,541            17,061
 Reinsurance recoverable on paid losses, net of allowances
   of $424 and $675                                                 4,193             6,108
 Reinsurance recoverable on unpaid losses, net of
   allowances of $425 and $425                                     19,584            17,705
 Prepaid reinsurance premiums                                       2,867             2,713
 Property and equipment, net of accumulated depreciation
   of $6,834 and $5,807                                             4,463             5,174
 Deferred acquisition costs                                         1,318             2,204
 Excess of cost over net assets acquired                            3,403             3,513
 Other assets                                                         853             1,043
                                                                 --------          --------

   TOTAL ASSETS                                                  $227,373          $240,529
                                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Unpaid losses and loss adjustment expenses                      $140,620          $146,330
 Unearned premiums                                                 10,015            14,328
 Policyholder dividends                                             4,760             6,280
 Reinsurance premiums payable                                         888             1,679
 Funds withheld on ceded reinsurance                                1,842             1,810
 Other liabilities                                                  3,965             7,784
                                                                 --------          --------

   TOTAL LIABILITIES                                              162,090           178,211

 Common stock ($0.10 par value; authorized 20,000,000
   shares; issued 15,370,894 shares; outstanding
   15,360,255 shares and 15,360,270 shares)                         1,537             1,537
 Additional paid-in capital                                        46,131            46,417
 Net unrealized gain (loss) on available-for-sale securities          713              (278)
 Retained earnings                                                 16,968            14,708
 Treasury stock (Cost of 10,639 shares and 10,624 shares)             (66)              (66)
                                                                 --------          --------

   TOTAL STOCKHOLDERS' EQUITY                                      65,283            62,318
                                                                 --------          --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $227,373          $240,529
                                                                 ========          ========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                      (In thousands, except share amounts)
                                  (Unaudited)

                                     COMMON STOCK     ADDITIONAL  NET UNREALIZED GAIN (LOSS)            TREASURY STOCK
                                     ------------       PAID-IN      ON AVAILABLE-FOR-SALE    RETAINED  --------------
                                  SHARES      AMOUNT    CAPITAL            SECURITIES         EARNINGS  SHARES  AMOUNT  TOTAL
                                  ------      ------    -------            ----------         --------  ------  ------ -------
Balance, December 31, 1994        15,370,894  $1,537    $46,417               $(278)          $14,708   10,624  $(66)  $62,318

Net income                                                                                      2,260                    2,260

Change in net unrealized loss on
 available-for-sale securities                                                  991                                        991

Purchase of stock options                                  (286)                                                          (286)

Purchase of treasury stock                                                                                  15     -         -
                                  ----------  ------    -------              ------           -------   ------  ----   -------

Balance, September 30, 1995       15,370,894  $1,537    $46,131               $ 713           $16,968   10,639  $(66)  $65,283
                                  ==========  ======    =======              ======           =======   ======  ====   =======


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          -------------------
                                                            1995       1994
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $  2,260   $  2,810
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
 Net realized investment gains                                (116)       (12)
 Depreciation and amortization                               1,396      1,363
 Change in other invested asset                                  -       (205)
 Change in accrued investment income                           640       (597)
 Change in premiums and fees receivable                      6,520       (839)
 Change in reinsurance recoverables                          1,915       (310)
 Change in reinsurance recoverable on unpaid losses         (1,879)    (2,136)
 Change in prepaid reinsurance premiums                       (154)       (25)
 Change in deferred acquisition costs                          886        (15)
 Change in unpaid losses and loss adjustment expenses       (5,710)     9,602
 Change in unearned premiums                                (4,313)      (727)
 Change in policyholder dividends payable                   (1,520)      (788)
 Change in reinsurance payables and funds withheld            (759)      (540)
 Other, net                                                 (2,441)     1,197
                                                          --------   --------
   Net cash provided by (used in) operating activities      (3,275)     8,778
                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales:
   Fixed income maturities available-for-sale                2,715      3,239
 Investments, matured or called:
   Fixed income maturities held-to-maturity                 16,453     15,955
   Fixed income maturities available-for-sale                8,032      8,831
 Investments purchased:
   Fixed income maturities held-to-maturity                   (835)   (32,364)
   Fixed income maturities available-for-sale              (23,202)   (22,028)
 Proceeds of other invested asset                                -     19,531
 Purchases of other investments                               (105)         -
 Purchases of property and equipment                          (339)      (799)
                                                          --------   --------
   Net cash provided by (used in) investing activities       2,719     (7,635)
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Acquisition of Western Trust Services                           -     (2,533)
 Paydown of bank loan                                            -     (2,250)
 Capital lease obligation                                        -        (96)
 Change in loans to trust accounts                               -        165
 Purchase of treasury stock                                      -        (56)
 Purchase of stock options                                    (286)         -
                                                          --------   --------
   Net cash used in financing activities                      (286)    (4,770)
                                                          --------   --------
 Net decrease in cash and short term investments              (842)    (3,627)
 Cash and short term investments at beginning of year        3,526      5,396
                                                          --------   --------
 Cash and short term investments at end of period         $  2,684   $  1,769
                                                          ========   ========

         See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1)   BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1994 and its Quarterly Report on Form 10-Q for the three months ended June 30, 1995, as amended by its Report on Form 10-Q/A (No. 1) for the same period. Certain prior year amounts have been reclassified to conform to current year presentation.

2)   PER SHARE DATA

     Per share data is based on the weighted average number of shares of Common Stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Earnings per share computations, as calculated under the treasury stock method, include the average number of shares of Common Stock issuable for stock options. All stock options are included within the computation, whether or not currently exercisable. Such average shares outstanding for the three months ended September 30, 1995 and 1994 were 15,994,838 and 16,025,972, respectively, and for the nine months ended September 30, 1995 and 1994, the average shares outstanding were 16,014,207 and 16,029,936, respectively.

3)   INCOME TAX

     DHC files a Federal consolidated income tax return with its subsidiaries and certain trusts that assumed various former liabilities of certain present and former subsidiaries of DHC. It is anticipated that the trusts will generate losses exceeding the income of the Company.

     The Company has made provisions for certain state and local franchise taxes. The amount of these provisions is not material to the consolidated financial statements. Tax filings for these jurisdictions do not consolidate the activity of the trusts described above. For further information, reference is made to footnote 8 of the Notes to Consolidated Financial Statements included in DHC's Annual Report for the year ended December 31, 1994.

4)   REINSURANCE

     As of September 30, 1995, NAICC had paid $5.5 million in losses and loss adjustment expenses relating to an environmental claim filed by Hughes Aircraft (the "Hughes Claim"). The Hughes Claim alleged that environmental damages occurred continuously over a period of approximately 34 years. NAICC assumed a general liability policy issued to Hughes Aircraft for three of those years.
The Hughes Claim liability is reinsured in each of the three years under various contracts involving numerous reinsurance companies; of the $5.3 million ceded, $5.2 million was disputed by the reinsurers. NAICC commenced arbitration proceedings relating to $2.9 million and litigation proceedings relating to $2.3 million in order to collect amounts due NAICC. In April 1993, the arbitration proceedings were concluded and NAICC was awarded $684,000. NAICC received payment of the entire amount of the arbitration award by January 1994. In August 1993, the U.S. District Court for the Central District of California granted NAICC's motion for summary judgment against the reinsurers in the litigation proceedings. On September 30, 1995, the judgment was upheld on appeal by the United States Court of Appeals for the Ninth Circuit. That Court subsequently denied a motion by the reinsurers for reconsideration en banc. Collection is pending issuance of a mandate from the Court. Management of NAICC believes that any amount which ultimately may not be collected by NAICC on its judgment will not be material.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITION AND
         RESULTS OF OPERATIONS


     1. GENERAL

     Danielson Holding Corporation ("DHC") is organized as a holding company with substantially all of its operations conducted by subsidiaries (collectively with DHC, the "Company"). DHC, on a parent-only basis, has limited continuing expenditures for rent and administrative expenses and derives revenues primarily from investment return on portfolio securities. Therefore, the analysis of the Company's financial condition is generally best done on an operating subsidiary basis.


     2. RESULTS OF NAICC'S OPERATIONS

     The operations of the DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in property and casualty insurance.

Property and Casualty Insurance Operations

     Net written premiums for the three and nine months ended September 30, 1995 were $11.8 million and $44.6 million, respectively, as compared with $23.7 million and $70.8 million, respectively, for the comparable periods ended September 30, 1994. Net earned premiums for the three and nine months ended September 30, 1995 were $13.8 million and $49.1 million, respectively, as compared with $24.6 million and $71.6 million, respectively, for the comparable periods ended September 30, 1994. The decreases in premiums are attributable to both reduced average premium and number of California workers' compensation policies in force, discussed below.

     Net written premiums for the workers' compensation line of business were $31.8 million and $60.5 million for the nine months ended September 30, 1995 and 1994, respectively. The decrease in such premiums in 1995 is attributable to significantly increased price competition on workers' compensation policies issued to California employers under the open rating law which became effective January 1, 1995, as well as reductions in the minimum rates for California workers' compensation insurance during 1994.

     Effective January 1, 1995, an open rating law in California replaced the prior minimum rate law. Under the open rating law, each insurer independently prices its policies with effective dates on and after January 1, 1995 based upon rates and rating plans it files with the California Department of Insurance. Therefore, under the open rating law, insurers compete on pricing prospectively, in contrast to the retrospective nature of policyholder dividend plans previously offered under the minimum rate law. In the first nine months of 1995, competition among some insurers, other than NAICC, led to their establishing market prices which may be below the break-even point for those insurers. NAICC has continued its previously stated policy of not using such pricing methods. As a result, NAICC's new and renewal policy count has decreased significantly during the first nine months of 1995. Management of NAICC believes that prices may remain at an unprofitable level through the end of 1996.

     Net written premiums for NAICC's non-standard private passenger automobile program were $11.3 million and $7.6 million for the nine months ended September 30, 1995 and 1994, respectively. Net written premiums for this line represented
25.3 percent and 10.7 percent of the total net written premiums for the nine months ended September 30, 1995 and 1994, respectively. The increase in such premiums reflects NAICC's continued expansion of this line of business. NAICC continues to cede 50 percent of its private passenger automobile business to a major reinsurance company under a quota share reinsurance agreement.

     Net investment income was $8.6 million and $8.4 million for the nine months ended September 30, 1995 and 1994, respectively. This reflects a modest increase in NAICC's investment portfolio.

     NAICC's premium growth continues to be supported by adequate capital and surplus. The ratios of annualized net written premiums to surplus were 1.3 to 1 and 2.2 to 1 for the nine months ended September 30, 1995 and 1994, respectively.

     Losses and loss adjustment expenses ("LAE") were $38.4 million and $50.5 million for the nine months ended September 30, 1995 and 1994, respectively. The resulting loss and LAE ratios were 78.3 percent and 70.5 percent, respectively, for the nine months ended September 30, 1995 and 1994. The increase in the loss and LAE ratio in 1995 is due to decreases in the rates applicable to workers' compensation insurance policies previously discussed.

     Policy acquisition costs for the nine months ended September 30, 1995 were $10.7 million, reflecting a decrease of approximately $3.6 million over the comparable period in 1994. The decrease is a direct result of the decline in net earned premiums. As a percent of net premiums earned, policy acquisition costs were 21.8 percent and 19.9 percent for the nine months ended September 30, 1995 and 1994, respectively. The increase in the policy acquisition expense ratio is attributable to the shift of premium toward the non-standard automobile line of business which has a higher acquisition expense ratio than the workers' compensation business.

     General and administrative expenses were $5.2 million and $5.1 million for the nine months ended September 30, 1995 and 1994, respectively. These expenses are fixed or semi-variable in nature.

     Policyholder dividends for the nine months ended September 30, 1995 were $137,000, (unchanged since the first quarter in 1995), as compared with $6.1 million during the first nine months of 1994. The decrease in policyholder dividends is attributable to reductions in the rates for California workers' compensation insurance.

     Net income from operations for the three and nine months ended September 30, 1995 was $1.5 million and $4.6 million, respectively, compared to net income of $1.7 million and $4.3 million, respectively, for the same periods in 1994. The combined ratio (which represents a ratio of losses and all expenses to net earned premiums in a particular period) has increased from 106.2 percent to
110.9 percent for the nine months ended September 30, 1994 and 1995, respectively, and from 105.4 percent to 113.9 percent for the three months ended September 30, 1994 and 1995, respectively. Net income is slightly higher for the nine months ended September 30, 1995 than for the comparable period in 1994 despite the decline in premium due to offsetting reductions in related expenses, a modest increase in investment income, and an increase in net income from insurance consulting operations.

Cash Flow from Insurance Operations

     Cash flows of the insurance business may be influenced by a variety of factors, including market trends relating to particular lines of insurance, the insurance regulatory environment and general economic conditions. Operating cash flow of the insurance operations may be significantly affected by the growth or declines of written premiums, the timing of claims payments, and the rate of return achieved on the insurance investment portfolio.

     Cash (used in) provided by insurance operating activities for the nine months ended September 30, 1995 and 1994 was ($1.3 million) and $10.4 million, respectively. The decrease was primarily attributable to the decline in workers' compensation premium. Because workers' compensation claims ordinarily are paid over a period of several years, NAICC is now experiencing a situation where current claims payments relating to prior years exceed current workers' compensation premium. Such negative cash flow is expected to continue with the settlement of workers' compensation claims, or until such time as management of NAICC determines that it is appropriate to increase workers' compensation premium. However, management of NAICC anticipates that cash flow from insurance operations will be positively affected by growth in premium from the automobile programs.

Liquidity and Capital Resources

     The Company's insurance subsidiaries require readily liquid assets and adequate capital both to meet ongoing obligations to policyholders and claimants, and to pay ordinary operating expenses. The primary sources of funds to satisfy these obligations are premium revenues, investment income, recoveries from reinsurance and, if required, sales of invested assets. NAICC's investment guidelines require that all liabilities be matched by a comparable amount of investment grade invested assets. Management believes that NAICC has both adequate capital resources and sufficient reinsurance to cover any unforeseen events such as natural catastrophes, reinsurer insolvencies or possible adverse development in unpaid losses and LAE.


     3.   RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS

     The operations of DHC's Danielson Trust Company ("Danielson Trust") subsidiary are in trust, fiduciary and custodial services. As previously reported, on February 22, 1994, Danielson Trust acquired the assets of the Western Trust Services ("WTS") division of Grossmont Bank. In connection with this acquisition, Danielson Trust acquired approximately $787 million in assets under administration, and increased the number of individual accounts under administration by approximately 4,500. Thus, the results of Danielson Trust's operations during the first nine months of 1995 and 1994 are not entirely comparable, in that they relate, in part, to different assets, accounts and lines of business. For further information, see Note 2 of the Notes to Consolidated Financial Statements included in DHC's Annual Report for the year ended December 31, 1994.

Trust and Fiduciary Services Operations

     Total revenues of Danielson Trust were $1.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 1995, reflecting a decrease of 11.9 percent and 6.4 percent, respectively, from the 1994 comparable periods. As noted above, revenues for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, in some instances, do not relate to equivalent operations. Revenues associated with Danielson Trust's former parent, HomeFed Bank, ceased in 1994 as previously anticipated. Approximately 8.8 percent of Danielson Trust's revenues for the nine months ended September 30, 1994 were attributable to HomeFed Bank-related business and non-recurring revenues.

     Danielson Trust's private trust unit generated fee income (excluding private trust custodial revenues noted below and excluding any HomeFed Bank-related revenue) of $332,000 and $943,000 for the three and nine months ended September 30, 1995, respectively. Such private trust revenues reflected a decrease of 33.6 percent and 27.7 percent from the comparable periods in 1994. The decreases are attributable to non-recurring termination and other fees received in 1994.

     For the three and nine months ended September 30, 1995, the employee benefit trust unit generated fee income of $658,000 and $2.0 million, respectively (excluding employee benefit trust custodial revenues noted below), representing an increase of 5.7 percent and 22.0 percent, respectively, over the comparable periods in 1994. The increase in employee benefit trust revenues is primarily attributable to an increase in non-recurring termination fees in 1995 from accounts being run off, as well as the recognition of the revenues associated with the WTS acquisition in the nine month period ending September 30, 1995, as compared with only seven months of such revenues having been recognized in the comparable 1994 period.

     Fee income for all custody services provided by Danielson Trust for the three and nine months ended September 30, 1995 was $110,000 and $401,000 respectively, reflecting a decrease of 13.5 percent and an increase of 36.6 percent, respectively, from the comparable periods in 1994. The decrease in custody services fee income for the quarter ended September 30, 1995 is primarily attributable to the termination of certain unprofitable accounts. Included in fee income from custody services for the nine months ended September 30, 1995 and 1994 are revenues generated by CD (certificate of deposit) custodial services to broker-dealers and other financial institutions, mutual fund custody services, and employee benefit trust custody services. Fee income for custody services are not reflected in the private trust or employee benefit trust revenues amounts above.

     Total fee income for the three and nine months ended September 30, 1995 was $1.1 million and $3.3 million, respectively, reflecting a decrease of $150,000 and $220,000 from the comparable periods in 1994. Fee income for the first nine months of 1995 reflects increased non-recurring termination fees offset by the termination of certain unprofitable accounts and the cessation of fees associated with Danielson Trust's former parent. Net investment income was $27,000 and $90,000 for the three and nine months ended September 30, 1995, respectively.

     General and administrative expenses were $4.4 million and $3.5 million for the nine months ended September 30, 1995 and 1994, respectively. Included in such expenses for the period ended September 30, 1995, were expenses relating to accelerated marketing efforts, as well as continued expenses associated with data processing, custodial, temporary employee and depreciation charges in connection with the accounts acquired from WTS in February 1994, compared with only seven months of WTS-related expenses during the nine months ended September 30, 1994 and limited marketing during that period. General and administrative expenses were $1.4 million and $1.3 million, respectively, for the three months ended September 30, 1995 and 1994. As a result of expenses and changes necessitated by the WTS acquisition, as well as increased marketing expenses during the first nine months of 1995, Danielson Trust posted a $958,000 net loss from operations for such period compared to net income of $86,000 for the nine months ended September 30, 1994. The net loss from operations for the three months ended September 30, 1995 was approximately $260,000 compared to net loss of $37,000 for the same period in 1994.

Cash Flow from Trust Operations

     Operating cash flow of the Company's trust operations is primarily dependent upon fee income from trust services and investment management services. Cash flows of the trust business also are influenced by factors affecting the trust industry generally, including market growth, competition and general economic conditions.

     Cash used in trust operating activities for the nine months ended September 30, 1995 and 1994 was $886,000 and $59,000, respectively. The increase in cash used was primarily attributable to Danielson Trust's net loss from operations for such period in 1995. Management of the trust business anticipates that cash flow from operations may improve if sales and marketing efforts result in new fee income-generating business, as well as through additional operating efficiencies.

Liquidity and Capital Resources

     DHC's trust subsidiary requires liquid assets to meet the working capital needs of its continuing business. The primary source of these liquid assets are fees charged to Danielson Trust's clients. To the extent that timing differences exist between the collection of revenue and the actual payment of expenses, or if revenues generated by Danielson Trust's business are insufficient to cover its expenses, the primary sources of liquidity to meet those obligations are the sale of short term investments held by Danielson Trust, additional intercompany loans or financing provided by a third party.

     California banking regulations require trust companies to deposit assets with the State in connection with certain types of fiduciary appointments. In accordance with such regulations, Danielson Trust has pledged assets having a fair value of $605,000 as of September 30, 1995. State banking laws also regulate the nature of trust companies' investments of contributed capital and surplus, and generally restrict such investments to debt type investments in which banks also are permitted to invest. In order to satisfy such regulations, a majority of Danielson Trust's investments are in U.S. Government securities and, for the nine months ended September 30, 1995, Danielson Trust was in compliance with the foregoing requirements.


     4.   RESULTS OF DHC'S OPERATIONS

Cash Flow from Parent-Only Operations

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on the investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the nine months ended September 30, 1995 and 1994, cash used in parent-only operating activities was $1.1 million and $1.5 million, respectively. The increase was primarily attributable to the parent-only net loss from operations for such period in 1995, adjusted for non-cash charges such as depreciation and amortization, and the operating working capital requirements of the holding company's business. For information regarding the Company's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Cash Flow from Insurance Operations" and "3. RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS, Cash Flow from Trust Operations."

Liquidity and Capital Resources

     For the nine months ended September 30, 1995, cash and investments of the Company (excluding NAICC and Danielson Trust) were approximately $11.5 million. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. DHC used cash in parent-only financing activities of approximately $286,000 for the purchase of certain stock options from Junkyard Partners, L.P.

     Current fixed maturity holdings of the Company (excluding NAICC and DTC) are in U.S. Treasury Notes and Agency bonds. For information regarding the Company's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS" and "3. RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS."

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

       NAICC and Danielson Trust are parties to various legal proceedings which are considered routine and incidental to their respective businesses and are not material to the financial condition and operation of those businesses. DHC is not a party to any legal proceeding which is considered material to the financial condition and operation of its business.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) No exhibits are required to be filed with this Report.

         (b) During the quarter for which this Report is filed, Registrant filed no reports on Form 8-K.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1995


                            DANIELSON HOLDING CORPORATION
                                      (Registrant)



                              By: /s/ C. KIRK RHEIN, JR.
                                  ----------------------
                                      C. Kirk Rhein, Jr.
                                      President & Chief Executive Officer



                              By: /s/ MICHAEL T. CARNEY
                                  ---------------------
                                      Michael T. Carney
                                      Chief Financial Officer