Form 10-Q/A
period 1994-09-30
DANIELSON HOLDING CORP
filed 1995-11-15
CIK 225648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                              FORM 10-Q/A (NO. 1)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

                         Yes  X       No
                              -          -

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes  X       No
                              -          -

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                               OUTSTANDING AT NOVEMBER 7, 1994
          -----                               -------------------------------
     Common Stock, $0.10 par value                 15,102,360 shares



                               Cover page 1 of 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       1. GENERAL

     Danielson Holding Corporation ("DHC" or "Registrant") is organized as a holding company with substantially all of its operations conducted by subsidiaries. DHC, on a parent-only basis, has limited continuing expenditures for rent and administrative expenses, and derives revenues primarily from investment return on portfolio securities. Therefore, the analysis of the financial condition of DHC and subsidiaries (collectively with DHC, the "Company") is generally best done on an operating subsidiary basis.


     2. RESULTS OF NAICC'S OPERATIONS

     The operations of the DHC's primary subsidiary, National American Insurance Company of California ("NAICC"), are primarily in property and casualty insurance.

Property and Casualty Insurance Operations

     Net written premiums for the three and nine months ended September 30, 1994 were $23.7 million and $70.8 million, respectively. Net written premiums increased 7.6 percent and 12.7 percent over the 1993 comparable periods. Earned premiums for the three and nine months ended September 30, 1994 increased approximately $3.6 million and $10.4 million, or 17.1 percent over the comparable periods in 1993. These increases are attributable both to continued controlled growth in California workers' compensation, NAICC's principal line of business, and to the non-standard private passenger automobile insurance line that NAICC began writing in California in July 1993.

     Net written premiums for workers' compensation were $60.5 million and $58.3 million for the nine months ended September 30, 1994 and 1993, respectively, representing 85.5 percent and 93.0 percent, respectively, of total net written premiums for all lines of insurance in those periods. Inforce policies increased by 4 percent resulting in the slight increase in premium. Premium growth has been impacted by two mandated minimum rate reductions in California. The regulated workers' compensation minimum rates in California were reduced by 7 percent effective July 16, 1993 and 12.7 percent effective January 1, 1994.
It is anticipated that future workers' compensation net written premium may be further affected by the mandated 16 percent reduction in the minimum rates applicable to new and renewal policies effective October 1, 1994, and to the unexpired portion of policies which were effective on and after January 1, 1994. As part of the reform legislation passed in California in 1993, the workers' compensation "minimum rate" law was replaced with a new "open rating" law to be effective January 1, 1995. No further reductions in the minimum rate are expected prior to that time, and, under the "open rating" law, insurers will be permitted to use adequate rates determined by them upon filing with the California Department of Insurance.

     Net written premiums for the non-standard private passenger automobile program were $7.6 million for the nine months ended September 30, 1994, representing 10.7 percent of total net written premiums for all lines of insurance written by NAICC. NAICC cedes 50 percent of its non-standard private passenger automobile business to a major reinsurance company under a quota share reinsurance agreement.

     NAICC's premium growth continues to be supported by adequate capital and surplus. The ratios of annualized net written premiums to surplus were 2.2 to 1 for the nine month periods ended September 30, 1994 and 1993.

     Losses and loss adjustment expenses ("LAE") for the three and nine months ended September 30, 1994 were $16.8 million and $50.5 million, respectively.
The respective loss ratios for the nine months ended September 30, 1994 and 1993 were 70.5 percent and 77.4 percent. The decrease in the loss and LAE ratio results from a lower loss ratio in the workers' compensation line of business as compared to the prior year.

     Policyholder dividends for the three and nine months ended September 30, 1994 were $2.5 million and $6.1 million, respectively, representing an increase of $1.5 million and $3.3 million over the comparable periods in 1993. The respective policyholder dividend ratios for the nine months ended September 30, 1994 and 1993 were 8.6 percent and 4.5 percent, respectively. The increase in policyholder dividends for the 1992 and 1993 policy years is offset by, and results from, favorable loss experience in those policy years.

     Policy acquisition costs for the nine months ended September 30, 1994 were $14.3 million, an increase of approximately $2.7 million over the comparable period in 1993. As a percent of net premiums earned, policy acquisition costs were 19.9 percent and 18.9 percent for the nine months ended September 30, 1994 and 1993, respectively. Policy acquisition costs (i.e., commissions, premium taxes and state assessments), which are directly related to premium volume, are higher for the private passenger automobile line of business than for the workers' compensation line of business.

     General and administrative expenses for the nine months ended September 30, 1994 were $5.1 million, a decrease of approximately $1.4 million or 21.2 percent over the comparable period in 1993. This decrease in general and administrative expenses relates primarily to the write off of a reinsurance recoverable and related expenses of $1.3 million in 1993.

     Net income from operations for the three and nine months ended September 30, 1994 increased to $1.7 million and $4.3 million, respectively, compared to net income of $1.2 million and $2.6 million, respectively, for the same periods in 1993. The combined ratio has decreased from 111.8 percent to 106.2 percent for the nine months ended September 30, 1993 and 1994, respectively, and from
112.9 percent to 105.4 percent for the three months ended September 30, 1993 and 1994, respectively. The increase in net income and the decrease in the combined ratio is primarily due to a lower loss ratio in the workers' compensation line.

Liquidity and Capital Resources

     DHC's insurance subsidiaries require readily liquid assets and adequate capital both to meet ongoing obligations to policyholders and claimants, and to pay ordinary operating expenses. The primary sources of funds to satisfy these obligations are premium revenues, investment income, recoveries from reinsurance and, if required, sales of invested assets. NAICC's investment policy guidelines require that all liabilities be matched by a comparable amount of investment grade invested assets. Management believes that NAICC has both adequate capital resources and sufficient reinsurance to cover any unforeseen events such as natural catastrophes, reinsurer insolvencies or possible reserve deficiencies.

Regulation

     Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The agencies established pursuant to these state laws have broad administrative and supervisory authority. Most states also have enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. DHC and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in California and routinely report to other jurisdictions. NAICC is an insurance company domiciled in the State of California and is regulated by the California Department of Insurance for the benefit of policyholders. Under California insurance regulations, a California insurance company may not pay shareholder dividends to its parent company within any 12 month period in an amount which exceeds the greater of 10 percent of the insurer's policyholders' surplus as of the preceding December 31, or 100 percent of its net income for the preceding calendar year, and may only pay dividends from accumulated unassigned surplus, without prior regulatory approval. NAICC has a negative unassigned surplus amount and, therefore, may not pay shareholder dividends without prior regulatory approval.


     3.   RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS

     Danielson Trust Company ("DTC") is chartered by the California State Banking Department to provide trust and fiduciary services. DTC was acquired by, and became a subsidiary of, DHC on March 26, 1993 (the "DTC Acquisition Date"). The following discussion includes information relating to the third quarter in 1993; financial information relating to DTC for the period from the DTC Acquisition Date through September 30, 1993, has been omitted as it does not provide meaningful information relating to historical trends and financial results.

     DTC, including its Western Trust Services ("WTS") division, primarily serves two markets: private trusts and employee benefit trusts.

Private Trust

     The private trust unit of DTC primarily provides trust, custody and investment advisory services for individuals and not-for-profit corporations. In the performance of its private trust business, the unit may serve as an executor, trustee, investment agent, conservator or custodian. The private trust unit (excluding WTS) generated revenues of $413,000 and $1.1 million for the three and nine months ended September 30, 1994. The increase in revenues for the current quarter represents a net increase of 40.5 percent over revenues for the comparable quarter in 1993. These increases are attributable to both certain non-recurring items and fees from new business.

Employee Benefit Trust

     DTC's employee benefit trust unit provides trustee, custodial and investment management services to corporations. These appointments ordinarily are qualified employee benefit plans which take the form of defined benefit, 401(k) or profit sharing plans. This unit also provides cash management services to corporations desiring short term investments in excess of $500,000. For the three and nine months ended September 30, 1994, the employee benefit trust unit (excluding WTS) generated revenues of $217,000 and $718,000, respectively, representing a decrease in the current quarter of 24.4 percent over the comparable quarter in 1993. This decrease is attributable to the cessation of certain services formerly provided by DTC to HomeFed Bank (DTC's former parent entity prior to DHC's acquisition of DTC). These eliminated revenues are not included in "Business Related to Former Parent".

Western Trust Services Division

     As previously reported, on February 22, 1994 (the "WTS Acquisition Date"), DTC, through DHC, acquired the assets of the Western Trust Services ("WTS") division of Grossmont Bank. WTS revenue primarily is generated from employee benefit trust appointments. The WTS division of DTC is responsible for the administration of over $787 million in fiduciary assets. Revenues attributable to WTS for the three months ended September 30, 1994 and for the period from the WTS Acquisition Date through September 30, 1994 were $620,000 and $1.4 million, respectively.

Business Related to Former Parent

     DTC traditionally provided various trust services to HomeFed Bank (DTC's former parent entity prior to DHC's acquisition of DTC), including serving as trustee for Individual Retirement Account (IRA) and Keogh plans offered to the public through HomeFed Bank's branch offices. These appointments ceased during the first quarter of 1994. During the nine months ended September 30, 1994, retirement plan fee revenues were $258,000. This revenue is not reflected in the private trust or employee benefit trust revenue amounts referred to above.

General and Administrative Expenses

     General and administrative expenses for the nine months ended September 30, 1994 were $3.5 million, of which approximately $1.9 million were related to compensation and benefits.

Liquidity and Capital Resources

     As previously reported, as of June 30, 1994, all of the WTS assets and related employees were integrated into DTC's operations. Non-recurring expenses relating to such integration ceased during the third quarter of 1994.
Management of DTC believes that the operations of DTC will generate sufficient liquidity to support DTC's expanded operations.

     DTC requires liquid assets to meet the working capital needs of its continuing business. Fees charged to DTC's trust clients are the primary source of these liquid assets. To the extent that timing differences may exist between the collection of revenue and the actual payment of expenses, short term investments may be liquidated to provide an additional source of funds. California banking regulations require all trust companies to deposit assets with the State as a reserve in connection with certain types of fiduciary appointments. In accordance with such regulations, DTC has pledged $600,000, the maximum amount of such reserves that may be required. State banking laws also regulate the nature of trust companies' investments of contributed capital and surplus. Generally, these regulations restrict such investments to debt type investments in which banks also are permitted to invest. In order to satisfy such regulations, a majority of DTC's investments are in U.S. Government securities. As of September 30, 1994, DTC was in compliance with the foregoing regulatory requirements.


     4.   LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     For the nine months ended September 30, 1994, cash and investments of the Company (excluding NAICC and DTC) stated at cost decreased by 25 percent to $12.3 million. The primary uses of funds were the payment by DHC of the $2.5 million purchase price in connection with the acquisition by DTC of the assets of WTS, and general and administrative expenses incurred in the normal course of business.

     Current fixed maturity holdings of DHC (excluding NAICC and DTC) are in U.S. Treasury notes and mortgage-backed securities. For information regarding operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS" and "3. RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS."

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 15, 1995


                            DANIELSON HOLDING CORPORATION
                                     (Registrant)



                         By: /s/ C. KIRK RHEIN, JR.
                             --- ------------------
                                 C. Kirk Rhein, Jr.
                                 President & Chief Executive Officer



                         By: /s/ MICHAEL T. CARNEY
                             --- -----------------
                                 Michael T. Carney
                                 Chief Financial Officer