Form 10-K
period 1995-12-31
DANIELSON HOLDING CORP
filed 1996-03-20
CIK 225648

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-6732

                                       or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                      WHICH REGISTERED
          -------------------                      ----------------
      Common Stock, $0.10 par value . . . . . . American Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  At March 13, 1996, the aggregate market value of the registrant's voting stock held by non-affiliates was $91,072,428.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                CLASS                     OUTSTANDING AT MARCH 13, 1996
                -----                     -----------------------------
     Common Stock, $0.10 par value              15,360,255 shares


  The following documents have been incorporated by reference herein:

  1995 Annual Report to Stockholders, as indicated herein (Parts I and II)


          [COVER PAGE 1 OF 101 PAGES / EXHIBIT INDEX ON PAGES 34-36]
================================================================================

                                     PART I

ITEM 1.  BUSINESS.


                                  INTRODUCTION

       Danielson Holding Corporation ("DHC" or "Registrant") is a holding company incorporated in Delaware. DHC is continuing to grow by acquisition, as a corporation having separate subsidiaries (collectively with DHC, the "Company") offering a variety of insurance, trust and investment management and other financial service products. The largest subsidiary of DHC is its indirectly wholly-owned California insurance company, National American Insurance Company of California ("NAICC"). NAICC writes workers' compensation, non-standard private passenger and commercial automobile insurance in the western United States, primarily California.

       DHC also owns a California trust company subsidiary, Danielson Trust Company ("Danielson Trust"), which formerly was known, prior to November 13, 1993, as HomeFed Trust. In February 1994, Danielson Trust acquired the assets of the Western Trust Services ("WTS") division of Grossmont Bank. See Note 2 of the Notes to Consolidated Financial Statements.

       As part of DHC's ongoing corporate strategy, DHC has continued to seek ways to acquire or start-up profitable businesses and/or to expand into the financial services business in a manner that will both complement its existing operations and enable DHC to earn an attractive return on investment. Most recently, DHC has entered into an agreement to acquire, by merger, Midland Financial Group, Inc. ("Midland"). See Note 15 of the Notes to Consolidated Financial Statements. DHC retains cash and investments at the holding company of $11 million.

       The Company has reported, as of the beginning of its 1995 tax year, aggregate consolidated net operating tax loss carryforwards ("NOLs") for Federal income tax purposes of approximately $1.4 billion. These losses will start to expire in 1998 unless utilized prior thereto. See Note 8 of the Notes to Consolidated Financial Statements.


                           DESCRIPTION OF BUSINESSES

       Set forth below is a description of the business operations of each industry segment for which financial information, as at December 31, 1995, is presented in the Company's Consolidated Financial Statements incorporated by reference in this Report. Such industry segments are Insurance and Trust Services.

                               INSURANCE BUSINESS

       DHC's wholly-owned subsidiary, NAICC, is a California corporation engaged in writing workers' compensation, non-standard and commercial automobile insurance. NAICC is an indirect wholly-owned subsidiary of DHC. NAICC's immediate parent corporation is KCP Holding Company ("KCP"). NAICC is the immediate parent of Danielson National Insurance Company ("DNIC") and Danielson Insurance Company ("DIC"). KCP is wholly-owned by Mission American Insurance Company ("MAIC") which, in turn, is wholly-owned by DHC.

       NAICC's lines of business are described below.

Workers' Compensation Insurance

       Workers' compensation insurance policies provide coverage for workers' compensation and employers' liability. The workers' compensation portion of the coverage provides for statutory benefits that employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses of vocational rehabilitation. The benefits payable and the duration of such benefits are prescribed by statute, and vary with the nature and severity of the injury or disease and the wages, occupation and age of the employee. The employers' liability portion of the coverage provides protection to an employer for its liability for losses suffered by its employees which are not included within the statutorily prescribed workers' compensation coverage. NAICC issues policies having a maximum term of one year.

       Net written premiums for workers' compensation were $38.2 million, $77.2 million and $79.3 million in 1995, 1994 and 1993, respectively. NAICC writes workers' compensation business primarily in the states of California, Oregon, Arizona and Idaho through approximately 650 independent property and casualty insurance agents and brokers. NAICC does not write workers' compensation business through managing general agents and no independent agent produces more than 4.5 percent of the total premium. At December 31, 1995, NAICC had 3,871 workers' compensation policies in force with an average estimated annual premium size of $10,200, compared to 7,253 and 7,161 such policies in force at December 31, 1994 and 1993, respectively, with an average estimated annual premium size of $11,300 and $12,000 in each respective year. The 1995 decrease of approximately 50.5 percent in the net written premium from 1994 is attributable to significantly increased price competition in California. In 1995, 87 percent of NAICC's workers' compensation business was in the state of California.

       In July 1993, the California legislature passed several bills reforming the State's workers' compensation system. In connection with this reform, cost savings from favorable loss experience resulting from reform legislation, stabilization of the California economy, and highly-publicized anti-fraud activity were passed along to employers in the form of minimum rate decreases. Thus, at the direction of the California Department of Insurance (the "Insurance Department"), the minimum rate was decreased by seven percent, 12.7 percent and 16 percent effective in July 1993, January 1994 and October 1994, respectively.

       In addition, effective January 1, 1995, a new "open rating" law replaced the old workers' compensation "minimum rate" law. The new open rating law provides for a significant change in the way insurance companies price workers' compensation insurance in California. Although the Workers' Compensation Insurance Rating Bureau of California (the "Bureau") is still the designated statistical agent for the Insurance Department and will continue to accumulate statewide loss and remuneration data, under the new law the Bureau now only promulgates advisory pure premium rates instead of final rates. Pure premium rate is the loss and loss adjustment expense ("LAE") portion of the final rate charged. Non-loss related expenses constitute the other portion of the final rate charged.

       An insurer establishes its own final rates prospectively based on pure premium rates promulgated by the Bureau and/or from its own experience. An insurer may establish the pure premium portion of its rates below the Bureau's advisory pure premium rates. The pure premium rates are then increased to provide for non-loss related expenses, which are based solely upon that company's experience and expectation. Non-loss related expenses include items such as commissions to agents, general and administrative expenses and premium taxes. To obtain approval to use any workers' compensation rates in California, an insurer is required to file its proposed rates with the Insurance Department. The Insurance Department may disapprove a rate filing only if it finds that the rates are unfairly discriminatory, could threaten the solvency of the insurer, or could cause a single insurer, other than the California State Compensation Insurance Fund (the "State Fund"), to control more than 20 percent of the market.

       The favorable loss experience of the 1992, 1993 and 1994 loss years, and the elimination of the minimum rate law have created a new and highly competitive environment in the California workers' compensation market. NAICC has filed premium rates with the Insurance Department which are based on the pure premium rates promulgated by the Bureau. NAICC's management believes that the pure premium rates promulgated by the Bureau will best reflect NAICC's actual loss costs and LAE. NAICC continues its policy to underwrite policies at prices which are expected to achieve an underwriting profit. Consequently, management of NAICC believes that its premium volume has decreased because competitors are willing to price policies using pure premium rates which are below the average pure premium rates promulgated by the Bureau. However, it is the view of NAICC's management that NAICC will continue to partially offset its decline in workers' compensation premium by increasing its participation in other markets.

       NAICC competes with both the State Fund and more than 300 other companies writing workers' compensation insurance in California. In 1994, the most recent year for which information is available, the State Fund wrote approximately $1.4 billion in premiums, which represented approximately 18.1 percent of the insured California workers' compensation market. No single company wrote in excess of $500 million in workers' compensation premiums in California in 1994. NAICC, which has a market share of approximately one percent of the insured market, does not believe that it is a dominant writer of workers' compensation insurance in California.

       Because of the existence of the State Fund, California does not require licensed insurers to participate in any involuntary pools or assigned risk plans for workers' compensation insurance. California, like other states, has a post insolvency guarantee fund, the California Insurance Guarantee Association, to protect policyholders of insolvent insurance companies. Under current law, the maximum amount that can be assessed against any insurer for this purpose in any one year is one percent of its net direct premiums written in the preceding year. These assessments are passed through to all policyholders. There were no such assessments for the 1994 policy year.

Non-Standard Private Passenger Automobile Insurance

       NAICC began writing non-standard private passenger automobile insurance in California in July 1993. NAICC writes this business through a general agent which utilizes over 600 sub-agents to obtain applications for policies. The selection of policyholders is governed by underwriting guidelines established by NAICC. Non-standard risks are those segments of the driving public which generally are not considered to be "preferred" business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those who have been non-renewed or declined by another insurance company.

       Generally, non-standard premium rates are higher than standard premium rates and policy limits are lower than typical policy limits. NAICC's private passenger automobile policies provide maximum coverage up to $15,000 per person, $30,000 per accident for liability for bodily injury and $10,000 per accident for liability for property damage. NAICC also writes physical damage coverage for up to $33,000 per vehicle. NAICC's management believes that it may enhance its underwriting as a result of refinement of various risk profiles, thereby dividing the non-standard insurance market into more defined segments which can be adequately priced.

       For the 1995 calendar year, NAICC billed $28.8 million in direct written premiums and, at December 31, 1995, NAICC had 29,000 private passenger automobile policies in force, compared to 20,000 and 15,419 policies in force in 1994 and 1993, respectively. In 1995, NAICC's non-standard private passenger automobile business represented approximately 40.6 percent of its total direct premiums written and 27.2 percent of total net premiums written, respectively. NAICC cedes 50 percent of its non-standard private passenger automobile direct written premium, direct losses and allocated LAE to a major reinsurance company under a quota share reinsurance agreement.

       The California Automobile Assigned Risk Plan (the "Assigned Risk Plan") provides state mandated minimum levels of automobile liability coverage to drivers whose driving records, or other relevant characteristics, make it difficult for them to obtain insurance in the voluntary market. The Assigned Risk Plan allocates risks to private passenger automobile insurers in the voluntary market based on each insurer's proportionate share of the private passenger automobile direct written premiums. Premium rates for assigned risk business are established by the Insurance Department and, by law, these rates must be actuarially sound. To be eligible for the Assigned Risk Plan, an applicant must first be denied coverage by three admitted insurance carriers. The Assigned Risk Plan rates were increased by 8.5 percent on October 1, 1990 and by 5.2 percent on June 1, 1995. The combination of these events have caused the number of drivers applying for insurance to the Assigned Risk Plan to decline as well as to reduce the underwriting losses from assigned risk business. The population of drivers in the Assigned Risk Plan has declined by approximately 90 percent in the period from 1988 to 1995 and continued declines are anticipated. NAICC does not expect assignments which will be material nor should they have a material adverse effect upon the profitability of this line of business.

       Prior to 1989, California automobile insurance rates, other than assigned risk rates discussed above, were not subject to approval by any governmental agency. In November 1988, Proposition 103, a California ballot initiative, was passed into law by the California voters. Among other things, Proposition 103 requires insurance companies to obtain prior regulatory approval of any new rates prior to use. Proposition 103 does not apply to workers' compensation. Proposition 103 also requires automobile insurers to renew policies of good drivers as defined in Proposition 103.

       The rates for NAICC's California non-standard private passenger automobile policies are subject to Proposition 103. NAICC filed for and received approval to adjust its rates effective December 1, 1994. The average overall effect was to increase liability premium rates by 7.7 percent and to decrease physical damage premium rates by 8.5 percent, for an overall weighted average increase of five percent. Rating factors also were adjusted to reflect NAICC's experience in each classification of driver in each territory in California. In December 1995, NAICC filed to decrease liability premium rates by 0.1 percent, and to increase physical damage premium rates by 21.8 percent as well as certain other minor plan changes. Such rate filing was approved in February 1996. Management of NAICC believes that the new rates will continue to be competitive and yield a profit for NAICC.

Commercial Automobile Insurance

       In March 1995, NAICC commenced a non-standard commercial automobile program in Arizona, Idaho, Nevada and Oregon. In August 1995, NAICC began writing non-standard commercial automobile insurance in California. Direct written premiums for commercial automobile insurance were $2.3 million in each of 1995 and 1994. NAICC intends to continue to market this program in California, as well as Arizona, Idaho, Nevada and Oregon to independent agents through its field marketing staff in those states.

Commercial Property-Casualty Insurance

       The commercial property and casualty market has been highly competitive and has offered limited profit potential since 1987. As a result, NAICC ceased writing this business in 1994.

Combined Ratio

       NAICC had a combined ratio of 113.4 percent, 106.2 percent and 110.9 percent for 1995, 1994 and 1993, respectively. These ratios compare to an overall national industry average for workers' compensation insurers of 101.4 percent for the 1994 year, the most recent year for which such information is available. For additional information regarding the foregoing statistics, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 2. RESULTS OF NAICC'S OPERATIONS."

Losses and Loss Adjustment Expenses

       NAICC's unpaid losses and loss adjustment expenses ("LAE") represent the estimated indemnity cost and LAE necessary to cover the ultimate net cost of investigating and settling claims. Such estimates are based upon estimates for reported losses, NAICC's historical experience of losses reported by reinsured companies for insurance assumed, and actuarial estimates based upon historical NAICC and industry experience for development of reported and unreported (incurred but not reported) claims. Any changes in estimates of ultimate liability are reflected in current operating results. Inflation is assumed, along with other factors, in estimating future claim costs and related liabilities. NAICC does not discount any of its loss reserves.

       The ultimate cost of claims is difficult to predict for several reasons. Claims may not be reported until many years after they are incurred. Changes in the rate of inflation and the legal environment have created forecasting complications. Court decisions in the time between the dates on which a claim is reported and its resolution may dramatically increase liability. Punitive damages awards have grown in frequency and magnitude. The courts have imposed increasing obligations on insurance companies to defend policyholders. As a result, the frequency and severity of claims have grown rapidly and unpredictably.

       NAICC has claims relating to environmental cleanup against policies issued prior to 1980 which are currently in run-off. The principal exposure arises from excess and primary policies of business in run-off, the obligations of which were assumed by NAICC. These excess and primary claims are relatively few in number and have policy limits of between $50,000 and $1,000,000, with reinsurance generally above $500,000. NAICC also has environmental claims primarily associated with participation in excess of loss reinsurance contracts assumed by NAICC. These reinsurance contracts have relatively low limits, generally less than $25,000, and estimates of unpaid losses are based on information provided by the primary insurance company.

       The unpaid losses and LAE related to environmental cleanup are established based upon facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Liabilities for unknown claims and development of reported claims are included in NAICC's bulk unpaid losses. The liability for unknown or unreported claims is not estimated to be material based on historical reporting experience. The liability for the development of reported claims is based on estimates of the range of potential losses for reported claims in the aggregate as well as currently established case estimates and industry development factors for reported claims. Estimates of liabilities are reviewed and updated continually and exposure exists in excess of amounts which are currently recorded which could be material.
However, management does not expect that liabilities associated with these types of claims will result in a material adverse effect on future liquidity or financial position. Liabilities such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed such estimates. Additionally, significant uncertainty exists about the outcome of coverage litigation which can impact current estimates. As of December 31, 1995, NAICC's net unpaid losses and LAE relating to environmental claims were $4.1 million.

       Due to these factors, among others, the process used in estimating unpaid losses and LAE cannot provide an exact result. Management of NAICC believes that the provisions for unpaid losses and LAE are adequate to cover the net cost of losses and loss expenses incurred to date; however, such liability necessarily is based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates.


                                                   (continued on following page)

Analysis of Losses and Loss Adjustment Expenses

               The following table provides a reconciliation of NAICC's net unpaid losses and LAE (dollars in thousands):

                                              Years Ended December 31,
                                          -------------------------------

                                              1995       1994        1993
                                          --------   --------    --------
Net unpaid losses and LAE at January 1    $128,625   $119,223    $104,825
                                          --------   --------    --------
Losses and LAE:

 Provision for losses and LAE for
 claims occurring in current year.......    45,592     67,131      65,157

 Increase (decrease) in estimated
 losses and LAE for claims
 occurring in prior years...............     3,123        384         743
                                          --------   --------    --------

Total incurred                              48,715     67,515      65,900
                                          --------   --------    --------
Losses and LAE payments for
 claims occurring during:

 Current year                              (14,464)   (15,849)    (11,852)

 Prior years............................   (46,582)   (42,264)    (39,650)
                                          --------   --------    --------

Total paid                                 (61,046)   (58,113)    (51,502)
                                          --------   --------    --------
Net unpaid losses and LAE at
 December 31                              $116,294   $128,625    $119,223
 Plus:  reinsurance recoverables........    21,112     17,705      18,256
                                          --------   --------    --------
Gross unpaid losses and LAE at
 December 31                              $137,406   $146,330    $137,479
                                          ========   ========    ========

     The losses and LAE incurred in 1995 relating to prior years are primarily attributable to claims from business which is in run-off. Two claims from business in run-off comprise substantially all of the losses and LAE incurred related to prior years: one being a claim for asbestosis exposure, which was settled in 1995 in the form of a policy buy back; the other, a construction defect claim in which a court decision was contrary to previously established case law.

     The following table indicates the manner in which unpaid losses and LAE at the end of a particular year change as time passes. The first line reflects the liability as originally reported, net of reinsurance, at the end of the stated year. Each calendar year-end liability includes the estimated liability for that accident year and all prior accident years relating to that liability. The second section shows the original recorded net liability as of the end of successive years adjusted to reflect facts and circumstances which are later discovered. The next line, cumulative (deficiency) or redundancy, compares the adjusted net liability amount to the net liability amount as originally established and reflects whether the net liability as originally recorded was adequate to cover the estimated cost of claims. The third section reflects the cumulative amounts related to that liability which were paid, net of reinsurance, as of the end of successive years.

Analysis of Net Losses and Loss Adjustment Expense ("LAE") Development (dollars in thousands):

                                                                           Years Ended December 31,
                                           -----------------------------------------------------------------------------------------

                                               1988       1989       1990       1991        1992        1993        1994        1995

                                           --------   --------   --------   --------    --------    --------    --------   ---------

Net unpaid losses and LAE at end of year   $115,858   $ 95,272   $ 91,870   $ 97,810    $104,825    $119,223    $128,625    $116,294


Net unpaid losses and LAE re-estimated
 as of:
     One year later                         120,527    100,599     92,632     94,364     105,568     119,607     131,748
     Two years later                        124,167    100,143     87,504     99,875     111,063     123,039
     Three years later                      121,081     94,954     89,844    107,945     117,756
     Four years later                       116,384     96,948     95,576    116,018
     Five years later                       118,175    101,537    102,081
     Six years later                        122,784    107,344
     Seven years later                      128,589

Cumulative (deficiency) redundancy          (12,731)   (12,072)   (10,211)   (18,208)    (12,931)     (3,816)     (3,123)

Cumulative net amounts paid as of:
     One year later                          41,767     38,165     31,162     39,131      39,650      42,264      46,582
     Two years later                         72,735     56,876     53,424     63,483      68,025      71,702
     Three years later                       86,142     71,543     66,198     81,485      88,038
     Four years later                        96,352     78,991     75,963     94,238
     Five years later                       102,385     84,980     83,704
     Six years later                        107,661     90,458
     Seven years later                      112,555

Gross unpaid losses and LAE at end of
 year                                                                                                137,479     146,330     137,406

Reinsurance recoverable                                                                               18,256      17,705      21,112

                                                                                                    --------    --------   ---------

Net unpaid losses and LAE at end of year                                                             119,223     128,625     116,294


Gross unpaid losses and LAE
 re-estimated -   latest                                                                             141,737     149,815

Re-estimated reinsurance recoverable -
 latest                                                                                               18,698      18,067
                                                                                                    --------    --------
Net unpaid losses and LAE re-estimated                                                               123,039     131,748
 - latest

Gross cumulative (deficiency) redundancy                                                              (4,258)     (3,485)

     The table above ordinarily would present a ten year development of unpaid losses and LAE, however, the loss and LAE data of NAICC relating to periods prior to 1988 are not comparable to such data for periods subsequent to 1988.
In 1988, NAICC assumed the unpaid policyholder liabilities of MAIC for accident years 1985, 1986 and 1987. The data subsequent to 1987 necessary to update the unpaid losses and LAE of NAICC as of December 31, 1987 and earlier includes loss and LAE data relating to MAIC which is not reflected in the December 31, 1987 unpaid losses and LAE of NAICC, and such data cannot be segregated because of the assumption of those 1985, 1986 and 1987 accident year liabilities in 1988. The 1988 assumption of the policyholder liabilities of MAIC was the last of a series of significant events and transactions which resulted in, among other things, the acquisition by DHC of a majority ownership interest in NAICC, a change in the management of NAICC, and a material change in the business and operations of NAICC. As a result of these material changes affecting NAICC, the table above, reflecting information commencing in 1988, provides the most meaningful and relevant historical analysis possible of unpaid losses and LAE of NAICC. Although NAICC continues to receive claims related to 1988 and earlier, the liability recorded represents the best estimate by NAICC's management of the liability for currently foreseeable claims.

     The net cumulative deficiency as of December 31, 1995 of $10.2 million, $18.2 million and $12.9 million for 1990, 1991 and 1992 unpaid losses and LAE, respectively, is primarily attributable to adverse development subsequent to 1991 of the workers' compensation loss experience in the 1990 and 1991 loss years. The California workers' compensation industry, including NAICC, experienced adverse development of those loss years, primarily in Southern California, largely as a result of a significant increase in the number of workers' compensation post-termination stress claims primarily due to a downturn in the California economy and an increase in unemployment. Workers' compensation reform legislation passed in July 1993, which effectively reduced the number of successful post-termination stress claims, as well as a decrease in unemployment in California and highly-publicized anti-fraud activity, have contributed to significantly more favorable loss experience in the 1992, 1993 and 1994 loss years. In 1995, favorable development of approximately $4.9 million in the 1992 and 1993 loss years for workers' compensation was offset by $2.6 million of adverse development of other ongoing business lines and loss years as well as $5.4 million of adverse development of the businesses in run-off. As stated above, the losses and LAE reflected in the tables above are reduced both for amounts ceded to other insurers and other recoveries.

     Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur or have similar effects in the future. It would not be appropriate to use this cumulative history in the projection of future performance.

Ceded Reinsurance and Reinsurance with Affiliates

     In its normal course of business in accordance with industry practice, NAICC reinsures a portion of its exposure with other insurance companies to limit effectively its maximum loss arising out of any one occurrence. Contracts of reinsurance do not legally discharge the original insurer from its primary liability. In accordance with generally accepted accounting principles, estimated reinsurance receivables arising from these contracts of reinsurance are reported separately as assets. NAICC retains the first $400,000 of each workers' compensation loss and has purchased reinsurance for up to $99.6 million in excess of its retention, of which the first $9.6 million is placed with two major reinsurance companies and the remaining $90 million is provided by 18 other companies. NAICC cedes 50 percent of its non-standard private passenger automobile direct written premium, direct losses and LAE to a major reinsurance company under a quota share reinsurance agreement. Premiums for reinsurance ceded by NAICC in 1995 were 22 percent of written premiums for the period.

     As of December 31, 1995, General Reinsurance Corporation ("GRC") and Munich American Reinsurance Company ("MARC") were the only reinsurers that comprised more than ten percent of NAICC's reinsurance recoverables on paid and unpaid claims. NAICC monitors all reinsurers by reviewing A.M. Best and Company ("A.M. Best") reports and rating information from reinsurance intermediaries and analyzing financial statements. At December 31, 1995, NAICC had reinsurance recoverables on paid and unpaid claims of $10 million from GRC and $9.8 million from MARC. Both GRC and MARC had an A.M. Best rating of "A++." See Note 3 of the Notes to Consolidated Financial Statements for further information on reinsurance.

     NAICC and its subsidiaries participate in an intercompany pooling and reinsurance agreement under which DIC and DNIC cede 100 percent of their net liability, defined to include premiums, losses and allocated LAE, to NAICC to be combined with the net liability for policies of NAICC in formation of a "pool." NAICC simultaneously cedes to DIC and DNIC ten percent of the net liability of the pool. DNIC and DIC commenced participation in the pool in July 1993 and January 1994, respectively. DIC and DNIC further reimburse NAICC for executive and professional services and administrative expenses based on designated percentages of net premiums written for each line of business. This intercompany pooling and reinsurance agreement has been approved by the California Department of Insurance (the "Insurance Department").

Regulation

     Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The agencies established pursuant to these state laws have broad administrative and supervisory powers relating to the granting and revocation of licenses to transact insurance business, regulation of trade practices, establishment of guaranty associations, licensing of agents, approval of policy forms, premium rate filing requirements, reserve requirements, the form and content of required regulatory financial statements, periodic examinations of insurers' records, capital and surplus requirements and the maximum concentrations of certain classes of investments. Most states also have enacted legislation regulating insurance holding company systems, including with respect to acquisitions, extraordinary dividends, affiliate transactions and other related matters. DHC and its insurance subsidiaries have registered as a holding company system pursuant to such legislation in California and routinely report to other jurisdictions. The National Association of Insurance Commissioners (the "Association") has formed committees and appointed advisory groups to study and continue to formulate regulatory promulgations on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk based capital ("RBC") requirements. It is not possible to predict the impact of future state and federal regulation on the operations of DHC or its insurance subsidiaries.

     NAICC is an insurance company domiciled in the State of California and is regulated by the Insurance Department for the benefit of policyholders. The Insurance Department is currently conducting a routine examination of the statutory basis financial statements of NAICC, DNIC and DIC as of December 31, 1995 and has disclosed no findings to date. The California Insurance Code prohibits the payment, from other than accumulated earned surplus, of shareholder dividends which exceed the greater of net income or ten percent of statutory surplus, without prior approval of the Insurance Department. As a result of NAICC's negative unassigned surplus, NAICC is not permitted to pay dividends in 1996 without prior regulatory approval.

Capital Adequacy and Risk Based Capital

     Several measures of capital adequacy are common in the property-casualty industry. The two most often used are (a) premiums-to-surplus (which measures pressure on capital from inadequate pricing), and (b) reserves-to-surplus (which measures pressure on capital from inadequate loss and LAE reserves). A commonly accepted maximum premiums-to-surplus ratio is 3 to 1; commonly accepted maximum reserves-to-surplus ratio is 5 to 1.

     The following table sets forth the consolidated premiums-to-surplus and reserves-to-surplus ratios of NAICC (on a statutory basis):

                                      Years Ended December 31,
                                      ------------------------
                                       1995     1994     1993
                                      -------  -------  ------
          Ratio of:

               Premiums-to-surplus      1.2:1    2.3:1   2.1:1

               Reserves-to-surplus      2.6:1    3.2:1   2.8:1

     Given the foregoing relatively conservative financial security ratios, NAICC's management believes that existing capital is adequate to support above average premium growth from its current premium levels for the foreseeable future.

     In December 1993, the Association adopted a model for determining the RBC requirements for property and casualty insurance companies. Under the RBC model, property and casualty insurance companies are required to report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. NAICC has calculated its RBC requirement under the Association's model, and has capital in excess of any regulatory action or reporting level.


                                 TRUST BUSINESS


     Danielson Trust Company ("Danielson Trust") is chartered by the California State Banking Department to provide trust and fiduciary services. Danielson Trust is located in San Diego, California. Prior to January 31, 1996, Danielson Trust also maintained a branch office in Santa Barbara, California. In March 1993 (the "Acquisition Date"), DHC acquired all of the common stock of Danielson Trust, which was known as HomeFed Trust until November 13, 1993. In February 1994, Danielson Trust acquired the assets of the Western Trust Services ("WTS") division of Grossmont Bank. On January 31, 1996, following approval of the California State Banking Department, Danielson Trust sold substantially all of the fiduciary accounts administered by its Santa Barbara branch to The Bank of Montecito. In connection with the sale, in January 1996, Danielson Trust recognized a gain of $32,874.

     The accounts and operations of Danielson Trust subsequent to and as of the Acquisition Date are reflected in the Company's Consolidated Financial Statements; however, comparisons of the financial results of Danielson Trust's operations for the years ended December 31, 1995 and 1994 with the results of its operations during the partial 1993 period have been omitted as they do not relate to equivalent periods (nor, in some instances, to equivalent operations) and would not provide meaningful information relating to historical trends and financial results. The results of Danielson Trust's operations during the years ended 1995 and 1994 are not entirely comparable in that they relate, in part, to different assets, accounts and lines of business. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 3. RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS."

     Danielson Trust's business consists of providing trust and investment services to individuals, not-for-profit corporations and retirement service clients, including its affiliates. In addition, since 1994 Danielson Trust has provided custodial services for certificates of deposit to affiliated and unaffiliated broker-dealers, as well as other custodial services to an affiliated mutual fund. See "Custody Services." In connection with Danielson Trust's efforts to expand its sources of business within its primary market areas, Danielson Trust has developed enhanced product lines for its private trust and retirement services lines of business. See "New Business and Capital Resources."

     In January 1995, Danielson Trust announced the appointment of A. Vincent Siciliano as its President and Chief Executive Officer. The appointment became effective on February 6, 1995.

     Danielson Trust's lines of business are described below.

Private Trust

     The private trust unit of Danielson Trust primarily provides trust, custody and investment management services for individuals and not-for-profit corporations. In the performance of its private trust business, this unit may serve in the capacities of executor, trustee, investment agent, conservator or custodian. Danielson Trust has increased its marketing support of the private trust business, including the development of an enhanced product line.
Danielson Trust plans to offer investment management services provided by regionally and nationally known investment managers. The company also intends to introduce customized trust, investment and financial planning, utilizing a variety of individualized asset allocation models designed to achieve clients' particular investment objectives. The company also intends to simplify and clarify the performance measurement process in portfolio management reporting. Danielson Trust anticipates that it will introduce such new services, together with an expansion of its client calling program and increased efforts to involve local professionals in the referral process, by the first quarter of 1996. Danielson Trust's private trust unit generated fee income of $1.3 million and $1.7 million for the years ended December 31, 1995 and 1994, respectively.

Retirement Services

     Danielson Trust's retirement services unit (formerly known as employee benefit trust) provides trustee, custodial, and investment management services to corporations, typically for qualified employee benefit plans, often in the form of defined benefit plans, 401(k) plans, or profit sharing plans. Additionally, this unit provides cash management services to corporations desiring short term investments in excess of $1 million. Danielson Trust is strengthening its commitment to the retirement services business with the development of an enhanced product line for this market which it anticipates introducing late in the second quarter of 1996. Danielson Trust has designed a bundled retirement services product offering prospective retirement services clients a variety of investment management, administrative and consulting services for employee benefit plans of every size, including third party recordkeeping and an employee education component. Danielson Trust believes that such diversity of investment advisory, fiduciary and consulting services for employee benefit plans also will enhance the company's ability to satisfy customized client service requirements. For the years ended December 31, 1995 and 1994, the retirement services unit of Danielson Trust generated fee income of approximately $2.6 million and $2.3 million, respectively (excluding retirement services custodial revenues). See "Business Related to Former Parent."

Custody Services

     In addition to custodial services associated with the private and retirement services businesses, since 1994 Danielson Trust has provided certificate of deposit (CD) custodial services to broker-dealers and other financial institutions. Danielson Trust also provides custody services for an affiliated mutual fund. Total fee income for all custody services provided by Danielson Trust for the years ended December 31, 1995 and 1994 were $537,000 and $427,000, respectively, which constituted 11.7 percent and 8.9 percent, respectively, of Danielson Trust's total revenue for the comparable periods. Of that amount, fee income for CD custody services for the years ended December 31, 1995 and 1994 was $401,000 and $339,000, respectively. Approximately one percent of Danielson Trust's total revenues in 1995 and 1994 was generated by each of mutual fund-related custody services and other retirement custody services. Fee income for custody services are not reflected in the private trust or retirement services revenue amounts referred to above.

Business Related to Former Parent

     During the first quarter of 1994, as previously anticipated, Danielson Trust ceased providing various trust services to HomeFed Bank (Danielson Trust's former parent prior to DHC's acquisition of Danielson Trust) following the sale of HomeFed Bank's branch offices by the Resolution Trust Corporation. All of the revenues associated with such services ceased by the end of the second quarter of 1994. For the year ended December 31, 1994, the run-off of HomeFed Bank-related business of Danielson Trust generated non-recurring total fee income of $310,000, or less than seven percent of Danielson Trust's 1994 revenues.

New Business and Capital Resources

     Historically, Danielson Trust has generated new business from direct marketing efforts of Danielson Trust's officers, referrals from independent professionals, and referrals from and captive business of its former parent company, HomeFed Bank. As noted above, the HomeFed Bank-related appointments ceased entirely during 1994. Virtually all of Danielson Trust's new business during 1995 and 1994 (apart from business associated with the acquisition of WTS) resulted from client and professional referrals, as well as from Danielson Trust's marketing efforts.

     Danielson Trust has increased its marketing efforts to expand Danielson Trust's private trust and retirement services business within its primary market areas with the development of enhanced product lines which it anticipates will be introduced by the second quarter of 1996. See "Private Trust" and "Retirement Services" above. Danielson Trust also is in the process of implementing various marketing initiatives which commenced in 1994, including systematic calling programs to identified business sectors within the San Diego area, a bi-monthly local radio program and a business expansion initiative involving medical groups. During 1995, Danielson Trust was appointed to serve as the designated trustee for PaineWebber in its west coast region. In connection with this appointment, Danielson Trust will provide trust services to PaineWebber investment executives and their clients throughout California, as well as Arizona, Colorado, Montana, Nevada, Oregon, Utah, Washington and Wyoming. Danielson Trust intends to seek out additional such established distribution channels for its services. Management of Danielson Trust is hopeful that its increased business development efforts will result in continued enhancement of Danielson Trust's reputation as a quality provider of trust and investment services with a strong commitment to the San Diego community.

     In connection with the sale of its Santa Barbara branch, Danielson Trust has entered into a servicing agreement with The Bank of Montecito pursuant to which Danielson Trust provides investment management and operational services with respect to the accounts that were sold. Management of Danielson Trust believes that the fee income it anticipates to be generated by such servicing agreement, together with fee income from retained Santa Barbara accounts, will partially replace the amount of fee income previously generated by the former branch office. The former Santa Barbara branch generated fee income of approximately $200,000 for each of the years ended December 31, 1995 and 1994, which is included in the private trust and retirement services fee income previously noted. Danielson Trust continues to maintain a trust services referral arrangement with San Diego National Bank, whereby each cooperates in order to offer each company's clients access to services that are not provided by the separate companies.

     The market for Danielson Trust's business is highly competitive and competition is based primarily upon such factors as price and service. Several of Danielson Trust's competitors are affiliated with large financial institutions and, accordingly, enjoy the benefits of referrals from such institutions. Among the types of financial institutions with which Danielson Trust competes are banks, brokerage firms, insurance companies and mutual funds.

Liquidity and Capital Resources

     Danielson Trust requires liquid assets to meet the working capital needs of its continuing business. The primary source of these liquid assets are fees charged to Danielson Trust's trust clients. In connection with the cessation of fee revenues derived from HomeFed Bank-related business during the first half of 1994, as well as the incurrence by Danielson Trust since 1994 of significant costs for communications, computer equipment upgrades and unanticipated systems conversion expenses associated with the acquisition of the assets of WTS (see
Note 2 of the Notes to Consolidated Financial Statements), DHC made a $300,000 unsecured intercompany loan to Danielson Trust in 1994 in the form of a promissory demand note, with quarterly interest payments at the annual rate of
7.75 percent. At December 31, 1995, the entire principal amount of the promissory demand note was outstanding. Danielson Trust is servicing such interest payments from fee revenues generated by its operations. DHC intends to refrain from making demand for payment of principal until such time as Danielson

Trust has sufficient capital to make such payment. As of January 1, 1996, DHC agreed to make an additional unsecured loan to Danielson Trust in the principal amount of $600,000, bearing interest at the rate of prime plus one percent, and to consider making additional such loans in the aggregate amount of $600,000 upon the request of Danielson Trust. As of the date hereof, Danielson Trust has not borrowed any amount under such loan agreement. To the extent that timing differences exist between the collection of revenue and the actual payment of expenses, or where revenues generated by Danielson Trust's business are insufficient to cover its expenses, or to maintain compliance with regulatory capital requirements, the primary sources of funds to meet those obligations would be the sale of short term investments, additional intercompany loans, parent company capital contributions or financing provided by a third party.

     In accordance with California banking regulations, Danielson Trust has pledged assets with a fair value of $603,000 to the State as a reserve in connection with certain types of fiduciary appointments, which is the maximum amount of such reserves that may be required. State banking laws also regulate the nature of trust companies' investments of contributed capital and surplus, and generally restrict such investments to debt type investments in which banks also are permitted to invest. In order to satisfy such regulations, a majority of Danielson Trust's investments are in U.S. Government obligations and, as of December 31, 1995, Danielson Trust was in compliance with the foregoing requirements.


                            HOLDING COMPANY BUSINESS


     DHC is a holding company incorporated under the General Corporation Law of the State of Delaware. As of December 31, 1995, DHC had the following material assets and no material liabilities:

     (i) ownership of its MAIC subsidiary, an insurance holding company that owns, directly or indirectly, all of the stock of NAICC, DNIC, DIC, and two licensed insurance subsidiaries which are expected to commence writing insurance lines in the future;

     (ii)   ownership of 100 percent of the stock of Danielson Trust; and

     (iii)  approximately $11 million in cash and investments.

     On December 21, 1994, DHC received a partial distribution in the amount of $750,000 from an unaffiliated trust that owns certain assets and liabilities of a former subsidiary of DHC. The partial distribution is recorded as an extraordinary item in the Company's 1994 Consolidated Statements of Operations. The Company has been advised that the trust is anticipated to be terminated in the near future. DHC does not anticipate that any amount it may receive upon termination of the trust will be material.

     On December 30, 1993, following approval of the California Superior Court, MAIC received a distribution of approximately $268,000 upon termination of an unaffiliated trust formerly administered by the California Insurance Commissioner as trustee. Such trust had assumed the liabilities and substantially all of the assets of MAIC and a former subsidiary of DHC. Under the terms of the trust agreement, the trust was required to distribute to MAIC all amounts which remained in the trust after satisfying or otherwise resolving all claims against MAIC and such former subsidiary. The distribution was recorded as an extraordinary item in the Company's 1993 Consolidated Statements of Operations. MAIC distributed such funds to DHC following approval of the California Insurance Department (the "Insurance Department"). The termination of the trust had the effect of finalizing a Superior Court-approved interim distribution by such former trust to MAIC in 1992 of approximately $6.2 million, the proceeds of which also were distributed to DHC upon approval of the Insurance Department, as well as releasing all indemnities and pledges running from MAIC to the trust, including a pledge of 3,526,140 shares of KCP common stock owned by MAIC.

     Also during 1993, MAIC received proceeds of $220,000 from the liquidation of the estate of a former Texas subsidiary of DHC. The distribution was accounted for as an extraordinary item in the Company's 1993 Consolidated Statements of Operations.

Tax Loss Carryforward

     As of December 31, 1995, the Company had a consolidated net operating loss carryforward of approximately $1.4 billion for Federal income tax purposes.
This number is based upon actual Federal consolidated income tax filings for the periods through December 31, 1994 and an estimate of the 1995 taxable loss.
Some or all of the carryforward may be available to it to offset, for Federal income tax purposes, the future taxable income, if any, of DHC and its wholly-owned subsidiaries. The Internal Revenue Service ("IRS") may attempt to challenge the amount of this net operating loss in the event of a future tax audit. Management believes, based in part upon the views of its tax advisors, that its net operating loss calculations are reasonable and that it is reasonable to conclude that the Company's net operating losses of in excess of $1 billion would be available for use by the Company. These tax loss attributes are currently fully reserved, for valuation purposes, on the Company's financial statements. The amount of the deferred asset considered realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

     The Company's net operating tax loss carryforwards will expire, if not used, in the following approximate amounts in the following years (dollars in thousands):


              Year Ending           Amount of Carryforwards
              December 31,                 Expiring
              -----------           -----------------------
                  1998                     $ 32,804
                  1999                      203,869
                  2000                      249,488
                  2001                      155,768
                  2002                      169,767
                  2003                      196,476
                  2004                       75,933
                  2005                       99,961
                  2006                      129,755
                  2007                       44,873
                  2008                        4,626
                  2009                       10,938
                  2010                        6,107


          The Company's ability to utilize its net operating tax loss carryforwards would be substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. In an effort to reduce the risk of an ownership change, DHC has imposed restrictions on the ability of holders of five percent or more of common stock of DHC, par value $0.10 per share ("Common Stock") to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by DHC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or to convert into Common Stock) might result in an ownership change under the Internal Revenue Code. See Note 7 of the Notes to the Consolidated Financial Statements for a description of certain restrictions on the transfer of Common Stock.

DHC's Business Plan and Development

          DHC's business plan is to grow by making strategic acquisitions that are expected to contribute higher than average returns for our stockholders. On February 26, 1996, DHC entered into a merger agreement pursuant to which DHC will acquire all of the outstanding stock of Midland Financial Group, Inc. ("Midland") in a merger transaction. The purchase price will be 1.6 times the 1995 year-end book value of Midland. As part of the transaction, DHC will make a $30 million capital contribution to Midland at the closing.

          The consideration to be received by the Midland shareholders will be paid 50 percent in cash, 40 percent in DHC non-convertible preferred stock having a market dividend rate, and ten percent in Common Stock to be valued based upon a trading average prior to the closing date. DHC expects to finance the cash portion of the purchase price and the $30 million capital contribution with the net proceeds of an underwritten public offering of Common Stock to raise approximately $80 million, which is expected to close concurrently with the acquisition. The DHC public offering will be made as soon as possible and currently is anticipated to occur during the second quarter of 1996.

          Midland is engaged primarily in non-standard automobile insurance and related activities in 16 states located primarily in the southern and western United States. DHC anticipates that operating management of Midland will remain with the business following the merger.

          Management of DHC believes that both Midland and DHC will benefit from operating synergies and efficiencies between the two companies' businesses and operations. DHC anticipates that the transaction will have many positive effects for the acquired company, including particularly providing support for Midland's Best's ratings at the time of closing. In addition, DHC believes that the availability of DHC's $1.4 billion net operating tax loss carryforward will enable Midland to enhance its results through a shift in its investment portfolio to higher yielding instruments, as well as by offsetting Midland's pre-tax operating income. Management of DHC currently contemplates that DHC will recognize the book value of a portion of its approximately $1.4 billion net operating tax loss carryforward in conjunction with the merger.

          The closing of the transaction is subject to various conditions, including approvals by the stockholders of both companies, the receipt of regulatory approvals, and financing. No assurance can be given that the conditions to the transaction can be satisfied or that the transaction will be completed.

          As previously described, in March 1993, DHC completed the acquisition of the common stock of Danielson Trust from a subsidiary of the Resolution Trust Corporation. In February 1994, DHC's trust subsidiary, Danielson Trust, completed the acquisition of the assets of the Western Trust Services ("WTS") division of Grossmont Bank. See Note 2 of the Notes to Consolidated Financial Statements.


                                   EMPLOYEES

          As of December 31, 1995, the number of employees of DHC and its consolidated subsidiaries was approximately as follows:

          NAICC                         156
          Danielson Trust                64
          DHC (holding company only)     12
                                        ---
           Total                        232
                                        ===

None of these employees is covered by any collective bargaining agreement. DHC believes that the staffing levels are adequate to conduct future operations.

ITEM 2.  PROPERTIES.

       DHC leases a minimal amount of space for use as administrative and executive offices. DHC's lease has a term of approximately five years which is scheduled to expire in 1998. DHC believes that the space available to it is adequate for DHC's current and foreseeable needs.

       NAICC's headquarters are located in a leased office facility in Rancho Dominguez, California, pursuant to a long term lease which is scheduled to expire in 1999. In addition, NAICC has entered into short term leases in connection with its operations in various locations on the west coast of the United States. NAICC believes that the foregoing leased facilities are adequate for NAICC's current and anticipated future needs.

       Danielson Trust's headquarters are located in a leased office facility in San Diego, California. This lease has a term of approximately ten years which is scheduled to expire in 2004, with options to extend. Prior to January 31, 1996, Danielson Trust maintained a branch office in Santa Barbara, California. On January 31, 1996, following approval of the California State Banking Department, Danielson Trust sold its Santa Barbara branch to The Bank of Montecito which assumed the lease of that branch office. In addition, in connection with the acquisition of the WTS assets and during the process of integrating such assets into Danielson Trust's operations, from February 22, 1994 through July 31, 1994, Danielson Trust also occupied office space that was previously occupied by WTS, pursuant to a short term sublease with Grossmont Bank. Danielson Trust believes that its existing leased premises are adequate for Danielson Trust's current and foreseeable needs. See Note 11 of the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

       NAICC and Danielson Trust are parties to various legal proceedings which are considered routine and incidental to their respective insurance and trust businesses and are not material to the financial condition and operation of such respective businesses. For information regarding the resolution of NAICC's claim to recover a reinsurance receivable, see Note 3 of the Notes to Consolidated Financial Statements. DHC is not a party to any legal proceeding which is considered material to the financial condition and operation of its business. See Note 12 of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       "Stock Market Prices" on page 98 of DHC's 1995 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

       "Selected Consolidated Financial Data" on page 60 of DHC's 1995 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 61 through 72 of DHC's 1995 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The Consolidated Financial Statements of DHC and its subsidiaries, together with the Notes thereto, and "Quarterly Financial Data," included on pages 73 through 76, 77 through 96, and 98, respectively, of DHC's 1995 Annual Report to Stockholders (included as an exhibit hereto), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.

       The Directors of DHC are listed on the following pages with brief statements of their principal occupation and other information. A listing of the Directors' and officers' beneficial ownership of Common Stock appears on subsequent pages under the heading "Item 12. "Security Ownership of Certain Beneficial Owners and Management." All of the Directors were elected to their present terms of office by the stockholders at the Annual Meeting of Stockholders of DHC held on April 25, 1995. The term of office of each Director continues until the election of Directors to be held at the next Annual Meeting of Stockholders or until his successor has been elected. There is no family relationship between any Director and any other Director or executive officer of DHC. The information set forth below concerning the Directors has been furnished by such Directors to DHC.

                                                                 DIRECTOR
DIRECTOR                     AGE  PRINCIPAL OCCUPATION             SINCE
--------                     ---  --------------------           --------
Martin J. Whitman             71  Chairman of the Board and        1990
                                  Chief Investment Officer of
                                  DHC; Managing Director of
                                  Whitman Heffernan Rhein &
                                  Co., Inc.
C. Kirk Rhein, Jr.            43  Chief Executive Officer and      1990
                                  President of DHC; Managing
                                  Director of Whitman Heffernan
                                  Rhein & Co., Inc.
James P. Heffernan            50  Chief Financial Officer of       1990
                                  DHC; Managing Director of
                                  Whitman Heffernan Rhein &
                                  Co., Inc.
Eugene M. Isenberg            66  Chairman of the Board and        1990
                                  Chief Executive Officer of
                                  Nabors Industries, Inc.
Joseph F. Porrino             51  Executive Vice President of      1990
                                  the New School for Social
                                  Research
Frank B. Ryan                 59  Professor of Mathematics and     1990
                                  Computational and Applied
                                  Mathematics at Rice University
William R. Story              50  President and Chief Executive    1990
                                  Officer of KCP Holding
                                  Company and National American
                                  Insurance Company of
                                  California
Wallace O. Sellers            66  Director of Enhance Financial    1995
                                  Services Group, Inc.

       Mr. Whitman, Chairman of the Board, Chief Investment Officer and a Director of DHC, is a Managing Director of Whitman Heffernan Rhein & Co., Inc. ("WHR"), an investment and financial advisory firm which he founded with Messrs. Heffernan and Rhein during the first quarter of 1987. Since 1974, Mr. Whitman has been the President and controlling stockholder of M.J. Whitman & Co., Inc. (now known as Martin J. Whitman & Co., Inc.) ("MJW&Co") which, until August 1991, was a registered broker-dealer. From August 1994 to December 1994, Mr. Whitman served as the Managing Director of M.J. Whitman, L.P. ("MJWLP"), then a registered broker-dealer which succeeded to the broker-dealer business of MJW&Co. Since January 1995, Mr. Whitman has served as the Chairman and Chief Executive Officer (and, until June 1995, as President) of M.J. Whitman, Inc. ("MJW"), which succeeded at that time to MJWLP's broker-dealer business. Also since January 1995, Mr. Whitman has served as the Chairman and Chief Executive Officer of M.J.Whitman Holding Corp. ("MJWHC"), the parent of MJW and other affiliates. Since March 1990, Mr. Whitman has been the Chairman of the Board, Chief Executive Officer and a Director (and, since January 1991, the President) of Third Avenue Value Fund, Inc. ("TAVF"), an investment company registered under the Investment Company Act of 1940. Until April 1994, Mr. Whitman also served as the Chairman of the Board, Chief Executive Officer and a Director of Equity Strategies Fund, Inc., previously a registered investment company. Since March 1991, Mr. Whitman has served as a Director of Nabors Industries, Inc., a publicly-traded company. Mr. Whitman also serves as a Director of DHC's subsidiaries, including National American Insurance Company of California ("NAICC"), KCP Holding Company ("KCP") and Danielson Trust Company ("Danielson Trust"). Mr. Whitman co-authored the book The Aggressive Conservative Investor.
                                           ------------------------------------
Mr. Whitman is a Distinguished Faculty Fellow in Finance at the Yale University School of Management. Mr. Whitman graduated from Syracuse University magna cum laude in 1949 with a Bachelor of Science degree and received his Masters degree in Economics from the New School for Social Research in 1956. Mr. Whitman is a Chartered Financial Analyst.

       Mr. Rhein is President, Chief Executive Officer and a Director of DHC.
He also is a Managing Director of WHR and was, prior to April 1987, a partner in the law firm of Anderson Kill Olick & Oshinsky, P.C. Mr. Rhein specialized in corporate transactions and securities law during his law practice. Since March 1991, Mr. Rhein has served as a Director and, since May 1991, as Vice Chairman of Reading & Bates Corporation, a publicly-traded company listed on the New York Stock Exchange. Mr. Rhein also serves as a Director of DHC's subsidiaries, including NAICC, KCP and Danielson Trust. Mr. Rhein graduated from the College of Wooster with a Bachelor of Arts degree. In 1976, Mr. Rhein received his Juris Doctor degree from Columbia University School of Law.

       Mr. Heffernan is Chief Financial Officer and a Director of DHC. From 1990 through March 1996, Mr. Heffernan served as Chief Investment Officer of DHC. He also is a Managing Director of WHR. Prior to April 1987, he was a partner of Anderson Kill Olick & Oshinsky, P.C. During his law practice, Mr. Heffernan concentrated in the area of bankruptcy law and reorganizations. Since May 1993, Mr. Heffernan has served as a Director of The Columbia Gas System, Inc., a publicly-traded company listed on the New York Stock Exchange.
Beginning in February 1995, Mr. Heffernan has served as Chairman of the Board of Herman's Sporting Goods, Inc., a retail sporting goods chain. Mr. Heffernan also serves as a Director of DHC's subsidiaries, including NAICC, KCP and Danielson Trust. Mr. Heffernan graduated with a Bachelor of Arts degree from LeMoyne College in 1967 and received his Juris Doctor degree from Fordham University Law School in 1970.

       Mr. Isenberg, since 1987, has been Chairman and Chief Executive Officer of Nabors Industries, Inc., a publicly-traded oil and gas drilling company listed on the American Stock Exchange. Mr. Isenberg is a member of the Board of Directors of Continental Mortgage Investors (an equipment leasing and photo finishing business) and a Managing Partner of EMI Capital Associates, Ltd. (a manager of private investments and assets). Mr. Isenberg graduated from the University of Massachusetts magna cum laude in 1950 with a Bachelor of Arts degree in Economics and from Princeton University in 1952 with a Masters degree in Economics.

       Mr. Porrino has been Executive Vice President of the New School for Social Research since September 1991. Prior to that time, Mr. Porrino was a partner in the New York law firm of Putney, Twombly, Hall & Hirson, concentrating his practice in the area of labor law. Mr. Porrino received a Bachelor of Arts degree from Bowdoin College in 1966, and was awarded a Juris Doctor degree from Fordham University School of Law in 1970.

       Dr. Ryan, since August 1990, has been a Professor of Mathematics and Computational and Applied Mathematics at Rice University. Since March 1996, Dr. Ryan has served as a Director of Sequoia Systems, Inc., a computer systems company, the capital stock of which is traded on National Association of Securities Dealers Automated Quotation. Since March 1995, Dr. Ryan has served as a Director of America West Airlines, Inc., a publicly-traded company listed on the New York Stock Exchange. From August 1990 to February 1995, Dr. Ryan also served as Vice President-External Affairs at Rice University. For two years ending August 1990, Dr. Ryan was the President and Chief Executive Officer of Contex Electronics Inc., a subsidiary of Buffton Corporation, the capital stock of which is publicly traded on the American Stock Exchange. Prior to that, and beginning in 1977, Dr. Ryan was a Lecturer in Mathematics at Yale University, where he was also the Associate Vice President in charge of institutional planning. Dr. Ryan obtained a Bachelor of Arts degree in Physics in 1958 from Rice University, a Masters degree in Mathematics from Rice in 1961, and a Doctorate in Mathematics from Rice in 1965.

       Mr. Story, since September 1991, has been President and Chief Executive Officer of NAICC and KCP. Prior to that time, Mr. Story was President and Chief Operating Officer of NAICC, with which he has been employed since 1987. Before that time, Mr. Story held underwriting and executive positions with Mission American Insurance Company, Prudential Reinsurance Company, and The Hartford. Mr. Story also serves as a Director of KCP, NAICC and Danielson Trust. Mr. Story received a Bachelor of Arts degree in Business from the University of Northern Iowa in 1968 and holds the designations of Chartered Property and Casualty Underwriter, and Associate in Risk Management (IIA).

       Mr. Sellers is a Director of Enhance Financial Group, Inc. ("Enhance Group"), a financial services corporation the capital stock of which is publicly traded on the New York Stock Exchange. Until December 31, 1994, Mr. Sellers was the President and Chief Executive Officer of Enhance Group, from its inception in 1986, as well as its principal subsidiaries, Enhance Reinsurance Company and Asset Guaranty Insurance Company, from their inceptions in 1986 and 1988, respectively. From 1987 to 1994, Mr. Sellers served as a Director, and from 1992 to 1993 as the Chairman, of the Association of Financial Guaranty Insurors in New York. From 1990 through 1994, Mr. Sellers served on the Board of Directors of EIC Corporation Ltd. and Exporters Insurance Company Ltd., both of Bermuda. Mr. Sellers was a Director and, in 1990, Chairman, of the Foreign Credit Insurance Association from 1990 through 1994. From 1990 through 1994, Mr. Sellers was a Director of Van-American Insurance Company in Lexington, Kentucky. From 1982 through 1991, Mr. Sellers was a member of the Board of Directors of Financial News Network in Santa Monica, California. From 1985 through 1990, Mr. Sellers was a Director of Intex Holdings (Bermuda) Limited. Mr. Sellers served on the Board of Directors of The Learning Channel in Washington, DC. Mr. Sellers received a Bachelor of Arts degree in Economics, Anthropology and Archaeology form the University of New Mexico in 1951 and a Masters degree in Economics from New York University ("NYU") in 1956. Mr. Sellers also is a Doctoral candidate at the NYU Graduate School of Business Administration. Mr. Sellers attended the Advanced Management Program at Harvard
University in 1975.   Mr. Sellers is a Chartered Financial Analyst.

EXECUTIVE OFFICERS.

       The executive officers of DHC are as follows:

NAME                  AGE    PRINCIPAL POSITION WITH REGISTRANT
----                  ---    ----------------------------------
Martin J. Whitman      71    Chairman of the Board, Chief
                             Investment Officer and a Director

C. Kirk Rhein, Jr.     43    President, Chief Executive Officer
                             and a Director
James P. Heffernan     50    Chief Financial Officer and a Director
Lisa D. Levey          39    General Counsel and Secretary
Claudia C. Cosenza     32    Controller

       For additional information about Messrs. Whitman, Heffernan and Rhein, see "Directors" above.

       Ms. Levey has been the General Counsel and Secretary of DHC since January 1991. Ms. Levey also has served as General Counsel and Secretary of Danielson Trust since March 1993, of NAICC since 1992, and of WHR since 1991. Prior to January 1991, Ms. Levey was a partner with the law firm of Anderson Kill Olick & Oshinsky, P.C. specializing in commercial transactions. Ms. Levey graduated magna cum laude with a Bachelor of Arts degree from the University of Pennsylvania in 1978 and received her Juris Doctor degree from New York University School of Law in 1981.

       Ms. Cosenza has been Controller of DHC since April 1992. Prior to that time, Ms. Cosenza was a Senior Accountant with DHC. In addition, since June 1990, Ms. Cosenza has served as Controller of Martin J. Whitman & Co., Inc. (which formerly was known as MJW&Co.) and various affiliated entities. From June 1990 through 1993, Ms. Cosenza also served as Controller of MJWLP. Ms. Cosenza graduated from Adelphi University in 1985 with a Bachelor of Business Administration degree in Accounting. Ms. Cosenza is a Certified Public Accountant.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934 requires DHC's Directors and executive officers, and persons who own more than ten percent of a registered class of the DHC's equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of DHC. Officers, Directors and greater than ten percent stockholders are required by Federal securities regulations to furnish DHC with copies of all
Section 16(a) forms they file.

       To DHC's knowledge, based solely upon review of the copies of such reports furnished to DHC and written representations that no other reports were required, except for one Form 3 and one Form 4 with respect to Ms. Cosenza (involving one transaction) and one Form 3 with respect to Mr. Sellers (not involving any transaction), all Section 16(a) filing requirements applicable to DHC's officers, Directors and greater than ten percent beneficial owners were complied with for the fiscal year ended December 31, 1995.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

       The following Summary Compensation Table presents certain information relating to compensation paid by DHC for services rendered in 1995 by the Chief Executive Officer and the three other executive officers of DHC as of the last day of the fiscal year whose cash compensation for such year exceeded $100,000. Only those columns which call for information applicable to DHC or the individuals named for the periods indicated have been included in such table.

                                                                                         LONG-TERM
                                                         ANNUAL COMPENSATION           COMPENSATION
                                                   ------------------------------------------------
                                                                                          AWARDS
                                                                                        -----------
                                                                                        SECURITIES
                                                                                        UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR     SALARY /a/         BONUS /b/           OPTIONS
                                                      ($)                ($)                (#)
---------------------------------------------------------------------------------------------------
C. Kirk Rhein, Jr.                        1995      $200,000               -0-              -0-
President & Chief Executive Officer       1994      $ 75,000               -0-              -0-
                                          1993      $ 75,000          $100,000              -0-
---------------------------------------------------------------------------------------------------
James P. Heffernan                        1995      $200,000               -0-              -0-
Chief Financial Officer                   1994      $ 75,000               -0-              -0-
                                          1993      $ 75,000          $100,000              -0-
---------------------------------------------------------------------------------------------------
Martin J. Whitman                         1995      $200,000               -0-              -0-
Chairman of the Board & Chief             1994      $ 75,000               -0-              -0-
 Investment Officer                       1993      $ 75,000          $100,000              -0-
---------------------------------------------------------------------------------------------------
Lisa D. Levey                             1995      $158,675 /c/      $100,000 /c/          -0-
General Counsel & Secretary               1994      $125,175 /c/      $100,000 /c/          -0-
                                          1993      $131,325 /c/      $100,000 /c/          -0-
--------------------------------------------------------------------------------------------------

       For information regarding compensation paid during 1995 by NAICC to Mr. Story, who is a member of the Board of Directors, see "Item 13. Certain Relationships and Related Transactions" below.

----------
/a/ Amounts shown indicate cash compensation earned and received by executive officers in the year shown. Executive officers also participate in DHC group health insurance.

/b/ Amounts shown indicate bonuses earned, if any, with respect to services to DHC in the fiscal year shown whether or not paid in such fiscal year.

/c/ Amounts shown reflect portion of compensation allocated to DHC based upon percentage of time spent in connection with DHC matters.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

       The following table presents certain information relating to the value of unexercised stock options as of the end of 1995, on an aggregated basis, owned by the Chief Executive Officer and the three other executive officers of DHC as of the last day of the fiscal year whose cash compensation for such year exceeded $100,000. None of such officers who owned options to purchase Common Stock during 1995 exercised any of such options during 1995. Only those tabular columns which call for information applicable to DHC or the named individuals have been included in such table.

                             NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-
                                  UNEXERCISED OPTIONS AT                  MONEY OPTIONS
                                      FISCAL YEAR-END                   AT FISCAL YEAR-END
                                            (#)                                 ($)
                             ----------------------------------------------------------------------
           NAME              EXERCISABLE        UNEXERCISABLE     EXERCISABLE         UNEXERCISABLE
---------------------------------------------------------------------------------------------------
C. Kirk Rhein, Jr.            210,000 /1/             -0-         $787,500 /2/             -0-
President & Chief
 Executive Officer

James P. Heffernan            210,000 /1/             -0-         $787,500 /2/             -0-
Chief Financial Officer

Martin J. Whitman             210,000 /1/             -0-         $787,500 /2/             -0-
Chairman of the Board &
 Chief Investment Officer

Lisa D. Levey                     -0-                 -0-              -0-                 -0-
General Counsel and
 Secretary

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       During 1995, none of the persons who served as members of the Compensation Committee of DHC's Board of Directors also was, during that year or previously, an officer or employee of DHC or any of its subsidiaries or had any other relationship requiring disclosure herein.


----------
/1/ As previously disclosed, these options were granted March 13, 1991 under the 1990 Stock Option Plan and are currently exercisable at an exercise price of $3.00 per share (which equals the arithmetic average of the closing prices of the Common Stock on the American Stock Exchange for the 30 days prior to the date of grant). The options expire ten years after the date of grant. Options to purchase 70,000 shares of Common Stock became exercisable on each of March 13, 1992, March 13, 1993 and March 13, 1994.

/2/ The value of unexercised in-the-money options, whether or not exercisable, equals the difference between the fair market value of such options at fiscal year-end (i.e., the closing price of the Common Stock on the American Stock Exchange on December 31, 1995, namely, $6-3/4) and the exercise price of such options (i.e., the arithmetic average of the closing prices of the Common Stock on the American Stock Exchange for the 30 days prior to the date of grant, March 13, 1990, namely, $3.00).

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

       The Compensation Committee of the Board of Directors of DHC's (the "Committee"), during 1995, was comprised of three independent (i.e., non-employee) Directors. The Committee provided the following report on executive compensation during 1995 as required by applicable securities regulations:

       "The Committee's goal continues to be to structure compensation in a way that will attract and retain highly qualified executives who will conduct the business of the Company in a manner that will maximize stockholder values. Toward that end, the Committee seeks to reward effective executive performance with reference to the Company's achievements, and each individual executive's contribution to those successes, each year.

        DHC does not require its officers to own any amount of Common Stock, nor does DHC maintain a stock retention policy for officers. However, it is the Committees's belief that the substantial voluntary stock ownership position of DHC's executive officers is an extremely strong indication of the alignment of its officers' interest with that of DHC's stockholders.

       For the first time since the inception of the Company's operations in August 1990, the annual base salary of each of C. Kirk Rhein, Jr., the Chief Executive Officer of DHC, Martin J. Whitman, the Chairman of the Board and Chief Investment Officer of DHC, and James P. Heffernan, the Chief Financial Officer of DHC, was raised, from its prior level of $75,000 to $200,000. As the Committee has noted in prior Reports, the historic reason for setting and maintaining low cash compensation has been those executives' collective desire not to take significant cash out of the Company in the form of executive compensation at the very early stages of the Company's development. However, the Committee believed it was necessary to acknowledge in a tangible manner these executives' unstinting efforts on the Company's behalf over its first five years of operations and, therefore, the Committee increased those individuals' base salary.

       The three executives' primary goal in 1995 was to identify a suitable acquisition candidate for the Company. To accomplish this objective, Messrs. Rhein, Whitman and Heffernan devoted a substantial portion of their time evaluating numerous potential strategic opportunities -- reviewing materials, following up introductions, meeting with candidates' management. At the time of this writing, their efforts appear to have been worthwhile, in light of the Company's public announcement of its February 26, 1996 agreement to acquire Midland Financial Group, Inc. in a merger transaction. The Committee is confident that DHC's executive management will direct all of their abilities towards consummation of the transaction, including a public offering of DHC's Common Stock to raise the cash portion of the purchase price, as well as the capital contribution to be made to Midland at closing. Notwithstanding their apparent success in achieving their 1995 corporate objective, Messrs. Rhein, Whitman and Heffernan felt it would be premature to accept any bonus or other compensation for 1995 beyond their base salary described above. The Committee notes that there are no employment contracts between DHC and any of its executive officers.

       The Committee recommended an increase in the 1995 base salary of Lisa D. Levey, DHC's General Counsel and Secretary, from $150,000 to $175,000.
This was the first change in Ms. Levey's base salary since she joined the Company in 1991. The base compensation of $158,675 paid to Ms. Levey in 1995 reflects the Company's allocated portion of her total base salary amount, based upon the percentage of Ms. Levey's time actually devoted to Company matters. In addition to base salary, pursuant to the Committee's recommendation, the Company paid a $100,000 cash bonus to Ms. Levey with respect to 1995. In arriving at the bonus amount, the Committee reviewed Ms. Levey's overall performance as well as her achievement of specific goals identified jointly by DHC's executive management and Ms. Levey early in 1995. As part of this evaluation, the Committee considered a variety of Ms. Levey's accomplishments in 1995, including the development of DHC's 1995 Stock and Incentive Plan (the "1995 Plan") adopted at the last annual meeting of stockholders, and her involvement in a variety of legal matters relating to Danielson Trust Company, including in connection with its integration of the Western Trust Services assets acquired in 1994, as well as with respect to the sale of its Santa Barbara branch to The Bank of Montecito, which closed in January 1996. Ms. Levey was one of the recipients of stock options granted by the Committee in January 1996 pursuant to the 1995 Plan, noted below.

       During 1995, the Committee did not make any stock-based compensation grants under DHC's 1995 Plan. However, in keeping with the Committee's view, shared by management of the Company, of the value of non-cash compensation both to motivate performance and reward the creation of long term stockholder value, on January 15, 1996, the Committee granted an aggregate of 158,900 options under the 1995 Plan to certain executives and employees of DHC's
(other than Messrs. Rhein, Whitman and Heffernan) and its subsidiaries, NAICC and Danielson Trust. The exercise price of such options is $6.6875 (the mean of the high and low prices of the Common Stock on the American Stock Exchange on the date of grant). These awards will be described in detail in the 1996 Committee Report. The Committee also notes that, in accordance with the terms of the 1995 Plan, Wallace O. Sellers received an automatic grant of 40,000 options upon his election as a Director of DHC at the last annual meeting of stockholders on April 25, 1995.

       The Committee does not rely upon quantitative measures or other measurable objective indicia, such as earnings or specifically weighted factors or compensation formulae, in reaching compensation determinations. Rather, since DHC at the parent-company level is simply a holding company operation having only a small group of executives responsible for numerous and diverse areas of the Company's business and management, and given the high level of awareness each executive has of the others' activities and contributions, the Committee evaluates executive performance and reaches compensation decisions based, in part, upon the recommendations of DHC's executives. The Committee also reviews quantitative and comparative compensation data and, in some instances, analyses provided by an independent consulting firm to assist it in reaching its compensation determinations.

       Finally, the Committee notes that Section 162(m) of the Internal Revenue Code, in most circumstances, limits to $1 million the deductibility of compensation, including stock-based compensation, paid to top executives by public companies. None of the 1995 compensation paid to the executive officers named in the Summary Compensation Table exceeded the threshold for deductibility under Section 162(m). See "EXECUTIVE COMPENSATION -- Summary Compensation Table" above. There were no awards under the 1995 Plan during 1995. However, the 1995 Plan is intended to comply with Section 162(m) and, therefore, awards under that Plan are anticipated to qualify for the corporate tax deduction."

                                    THE COMPENSATION COMMITTEE:

                                       Joseph F. Porrino
                                       Frank B. Ryan
                                       Wallace O. Sellers

PERFORMANCE GRAPH

       The following graph sets forth a comparison of the semiannual percentage change in Registrant's cumulative total stockholder return on the Common Stock with the Standard & Poor's 500 Stock Index/*/ and the AMEX Industrial (Financial) Index/**/. The foregoing cumulative total returns are computed assuming (i) an initial investment of $100, and (ii) the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. DHC has never paid any dividend on shares of Common Stock. The graph below reflects comparative information for the five fiscal years of DHC beginning with the close of trading on December 31, 1990 and ending December 29, 1995. The foregoing information is presented in tabular format immediately following the graphic presentation. The stockholder return reflected below is not necessarily indicative of future performance.


                             [GRAPH APPEARS HERE]

            DANIELSON HOLDING  AMEX FINANCIAL  STANDARD & POOR'S 500
  (date)       CORPORATION        SUB-INDEX         STOCK INDEX
            -----------------  --------------  ---------------------
 12/31/90        $100.00           $100.00            $100.00
 06/30/91         137.50            122.06             112.40
 12/31/91         129.17            127.19             126.31
 06/30/92          95.83            131.16             123.60
 12/31/92         120.83            142.51             131.95
 06/30/93         220.83            146.05             136.43
 12/31/93         275.00            153.14             141.25
 06/30/94         220.83            150.60             134.54
 12/31/94         254.17            138.73             139.08
 06/30/95         262.50            158.25             164.97
 12/31/95         229.17            181.26             186.52

---------

/*/ The Standard & Poor's 500 Stock Index is a capitalization-weighted index of 500 stocks designed to measure performance of the broad domestic economy through changes in the aggregate market value of 500 stocks representing all major industries.

/**/ The AMEX Industrial (Financial) Index ("AIFI") is maintained by the American Stock Exchange ("AMEX"). As described by the AMEX, the AIFI is one of eight industrial subindexes of the AMEX Market Value Index, which is a capitalization-weighted index reflecting the performance of AMEX-traded common shares, American Depositary Receipts and warrants.

1990 STOCK OPTION PLAN

       The 1990 Stock Option Plan (the "1990 Plan") of DHC is a non-qualified stock option plan which is intended to attract, retain and provide incentives to key employees of DHC by offering them an opportunity to acquire or increase a proprietary interest in DHC. Options under the 1990 Plan may be granted to existing officers or employees of DHC for, in the aggregate, the purchase of up to 1,260,000 shares of Common Stock (all subject to adjustment in connection with events affecting the capitalization of DHC). No options were granted under the 1990 Plan during 1990. On March 13, 1991, options to purchase 210,000 shares were granted to each of Messrs. Whitman, Heffernan and Rhein, all of whom are Directors and officers of DHC. The exercise price for all options granted on March 13, 1991 is $3.00 per share, the arithmetic average of the closing prices of the Common Stock on the American Stock Exchange for the 30 days prior to the date of grant. The options expire ten years after the date of grant and became exercisable in equal annual installments commencing on the first anniversary thereof and on each of the next two anniversaries thereafter. An additional 630,000 options were granted outside the 1990 Plan as of that date to Junkyard Partners, L.P. ("Junkyard Partners"), upon the same terms as those granted on that date under the 1990 Plan. After giving effect to the options granted outside the 1990 Plan to Junkyard Partners (and excluding options granted to non-employee Directors, described below), DHC has issued options to purchase 1,260,000 shares of Common Stock, the total number of options which may be granted under the 1990 Plan. In order to prevent additional dilution, the Compensation Committee of the Board of Directors of DHC (the "Committee"), on September 16, 1991, resolved that it intends to refrain from granting any additional options under the 1990 Plan in excess of the 630,000 options currently outstanding under the 1990 Plan. During 1994, Junkyard Partners transferred 257,910 of its 630,000 options to one of its limited partners. On December 29, 1994, DHC issued 257,910 restricted shares of Common Stock upon the exercise of such transferred options. In connection therewith, DHC received a total exercise price of $773,730. Effective May 19, 1995, DHC purchased 69,453 of the remaining 372,090 options to purchase Common Stock owned by Junkyard Partners. The options were exercisable at the time of such purchase and otherwise would have expired on March 13, 2001. The aggregate purchase price paid by DHC for the options was approximately $286,500, which was equal to the difference between the closing price of Common Stock on May 19, 1995 ($7.125 per share) the effective date of such purchase, and the exercise price of such options ($3.00 per share), or $4.125 per share. As of December 31, 1995, Junkyard Partners continued to own 302,637 options to purchase shares of Common Stock, and Messrs. Whitman, Heffernan and Rhein continued to own their options, all of which are currently exercisable.

       DHC also was authorized by the terms of its Plan of Reorganization to grant to non-employee Directors of DHC, outside the 1990 Plan, options to purchase 140,000 shares of Common Stock (subject to adjustment in events affecting the capitalization of DHC). On September 16, 1991, DHC granted to each of Mr. Porrino and Dr. Ryan, both of whom are unaffiliated Directors of DHC, options to purchase 46,667 shares of Common Stock and granted to Mr. Isenberg, also an unaffiliated Director of DHC, options to purchase 46,666 shares of Common Stock. See "Item 10. Directors and Executive Officers of the Registrant, Compensation of Directors." The exercise price of all such options is $3.63, the arithmetic average of the closing prices of the Common Stock on the American Stock Exchange for the 30 days prior to the date of grant.
These options expire ten years after the date of grant and become exercisable in three equal annual installments commencing on the first anniversary of the date of grant and on each of the next two anniversaries thereafter. As of December 31, 1995, all of the options granted outside the 1990 Plan, all of which are currently exercisable, remained unexercised.

1995 STOCK AND INCENTIVE PLAN

       The 1995 Stock and Incentive Plan (the "1995 Plan") is a qualified plan. The purpose of the 1995 Plan is to enable DHC to provide incentives to increase the personal financial identification of key personnel with the long term growth of DHC and the interests of DHC's stockholders through the ownership and performance of DHC's Common Stock, to enhance DHC's ability to retain key personnel, and to attract outstanding prospective employees and Directors.

       The 1995 Plan provides for the grant of any or all of the following types of awards: stock options, including incentive stock options and non-qualified stock options; stock appreciation rights, whether in tandem with stock options or freestanding; restricted stock; incentive awards; and performance awards.
Any stock option granted in the form of an incentive stock option must satisfy the applicable requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Awards may be made to the same person on more than one occasion and may be granted singly, in combination, or in tandem as determined by the Committee. The 1995 Plan is effective as of March 21, 1995. No incentive stock options may be granted under the 1995 Plan after March 21, 2005. The 1995 Plan will remain in effect until all awards have been satisfied or expired.

       The 1995 Plan is administered by the Committee. Other than participating in formula awards, no member of the Committee shall be eligible to participate in the 1995 Plan while serving on the Committee. The Board of Directors intends that each member of the Committee shall be a "Disinterested Person" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and an "Outside Director" within the meaning of Section 162(m) of the Code; provided, however, that a Director who is a "Disinterested Person" within the meaning of the Exchange Act will be treated as satisfying the requirements of an "Outside Director" until the first meeting of stockholders at which Directors are to be elected that occurs after July 1, 1994 or such later date as may be permissible under the Code or regulations promulgated thereunder. Subject to the terms of the 1995 Plan, the Committee has authority to select personnel to receive awards, to determine the timing, form, amount or value and terms of grants and awards, and the conditions and restrictions, if any, subject to which grants and awards will be made and become payable under the 1995 Plan, and to construe the 1995 Plan and to prescribe rules and regulations with respect to the administration of the 1995 Plan, except that only executive officers of DHC and its subsidiaries, as designated by the Committee, may be entitled to incentive stock awards under the 1995 Plan. The selection of participants from eligible personnel, other than members of the Committee, is within the discretion of the Committee.

       The aggregate number of shares of Common Stock which may be issued under the 1995 Plan, or as to which stock appreciation rights or other awards may be granted, may not exceed 1,700,000, of which a maximum of 1,500,000 shares may relate to awards to eligible individuals (including employee Directors) and a maximum of 200,000 shares may relate to awards to non-employee Directors (all subject to adjustment in the event of stock dividends, stock splits, reorganizations, mergers, and other events affecting the capitalization of DHC, and subject to acceleration in the event of changes in control or ownership of
DHC). The maximum number of shares of Common Stock that may be subject to options, stock appreciation rights, restricted stock awards, performance awards or incentive awards granted under the 1995 Plan to an individual during any calendar year cannot exceed 125,000 shares in any calendar year (subject to adjustment in the event of stock dividends, stock splits and certain other events). On April 25, 1995, options to purchase 40,000 shares automatically were granted under the 1995 Plan to Mr. Sellers upon his election as a Director of DHC. The exercise price for such options is $7.00 per share (the mean of the high and low prices of the Common Stock on the American Stock Exchange on the date of grant). The options expire ten years after the date of grant and become exercisable in three equal annual installments commencing on the first anniversary thereof and on each of the next two anniversaries thereafter. None of the options granted to Mr. Sellers is currently exercisable; however, 13,333 such options will become exercisable within the next 60 days (on April 25, 1996). On January 15, 1996, options to purchase an aggregate of 158,900 shares of Common Stock were granted under the 1995 Plan to certain officers and employees of DHC and its subsidiaries, NAICC and Danielson Trust. Among the recipients of such options were Ms. Cosenza and Ms. Levey, who are officers of DHC, who were granted options to acquire 3,000 shares and 15,000 shares, respectively, and Mr. Story, who is a member of the Board of Directors, who received a grant of options to acquire 80,000 shares. The exercise price for all of such options is $6.6875 per share (the mean of the high and low prices of the Common Stock on the American Stock Exchange on the date of the grant). The options expire ten years after the date of grant. The options become exercisable at various times, depending upon the holder of the options. Continued employment with DHC or its subsidiaries is a condition to all of the foregoing options. For information regarding compensation paid during 1995 by NAICC to Mr. Story, see "Item 13. Certain Relationships and Related Transactions" below.

       The Registrant has no incentive compensation plans, employment agreements or other benefit plans, other than medical and similar plans available to all employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth the beneficial ownership of Common Stock as of March 13, 1996 of (a) each Director, (b) each executive officer, and (c) each person known by DHC to own beneficially more than five percent of the outstanding shares of Common Stock. DHC believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares reflected as being beneficially owned by them.

                                                    AMOUNT AND NATURE OF
                                                    BENEFICIAL OWNERSHIP             PERCENT OF CLASS /1/
                                                    --------------------             --------------------
PRINCIPAL STOCKHOLDERS

Commissioner of Insurance                              1,803,235  /2,3/                      11.7
     of the State of California
c/o Geoffrey A. Nicholls
Deputy Trustee
Mission Insurance Companies' Trusts
3333 Wilshire Boulevard - 3rd Floor
Los Angeles, CA  90010

Martin J. Whitman                                      2,687,947  /2,4,5,6/                  17.3
c/o Whitman Heffernan Rhein & Co., Inc.
767 Third Avenue
New York, NY  10017-2023

Whitman Heffernan & Rhein Workout                      1,054,996  /2/                         6.9
     Fund, L.P.
c/o WHR Management Company, L.P.
2 Park Place
Bronxville, NY  10708

Third Avenue Value Fund, Inc.                            803,669  /2/                         5.2
767 Third Avenue
New York, NY  10017-2023

OFFICERS AND DIRECTORS

Martin J. Whitman                                      2,687,947  /2,4,5,6/                  17.3

C. Kirk Rhein, Jr.                                     1,407,978  /5,6,7/                     9.0

James P. Heffernan                                     1,372,980  /5,6/                       8.8

Joseph F. Porrino                                         56,666  /8/                         *

Frank B. Ryan                                             48,666  /8/                         *

Eugene M. Isenberg                                        69,924  /9/                         *

                                                   (continued on following page)


OFFICERS AND DIRECTORS                              AMOUNT AND NATURE OF
(continued)                                         BENEFICIAL OWNERSHIP             PERCENT OF CLASS /1/
----------------------                              --------------------             --------------------
William R. Story                                          38,972  /10/                        *

Wallace O. Sellers                                        23,333  /11/                        *

Lisa D. Levey                                             12,200  /12/                        *

Claudia C. Cosenza                                           300  /13/                        *

All Officers and Directors
   as a Group (11 persons)                             3,608,974  /14/                       22.4


* Percentage of shares beneficially owned does not exceed one percent of the outstanding Common Stock.

/1/ Share percentage ownership is rounded to nearest tenth of one percent and reflects the effect of dilution as a result of outstanding options to the extent such options are, or within 60 days will become, exercisable. As of March 13, 1996 (the date as of which this table was prepared), there were exercisable options outstanding to purchase 1,085,970 shares of Common Stock. Shares underlying any option which was exercisable on March 13, 1996 or becomes exercisable within the next 60 days are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option.

/2/ In accordance with provisions of DHC's Certificate of Incorporation, all certificates representing shares of Common Stock beneficially owned by holders of five percent or more of Common Stock are owned of record by DHC, as escrow agent, and are physically held by DHC in that capacity.

/3/ Beneficially owned by the Commissioner of Insurance of the State of California in his capacity as trustee for the benefit of holders of certain deficiency claims against certain trusts which assumed liabilities of certain present and former insurance subsidiaries of DHC.

/4/ Includes 373,397 shares of Common Stock beneficially owned by Carl Marks Strategic Investments, L.P. ("CMSI"), an investment limited partnership; 803,669 shares beneficially owned by Third Avenue Value Fund, Inc. ("TAVF"), an investment company registered under the Investment Company Act of 1940; 103,428 shares beneficially owned by Martin J. Whitman & Co., Inc. ("MJW&Co"), a private investment company; and 66,167 shares beneficially owned by Mr. Whitman's wife and three adult family members. Mr. Whitman is a minority general partner of the partnership that is the general partner of CMSI. Mr. Whitman controls the investment adviser of TAVF, and may be deemed to own beneficially a five percent equity interest in TAVF. Mr. Whitman is the principal stockholder in MJW&Co, and may be deemed to own beneficially the shares owned by MJW&Co. Mr. Whitman disclaims beneficial ownership of the shares of Common Stock owned by CMSI, TAVF, MJW&Co, and Mr. Whitman's family members.

/5/ Includes 1,054,996 shares of Common Stock beneficially owned by Whitman Heffernan & Rhein Workout Fund, L.P. ("WHR Fund"), an investment limited partnership. Each of Messrs. Whitman, Heffernan and Rhein is a general partner of the partnership that is the general partner of WHR Fund. Each disclaims beneficial ownership of the shares owned by the WHR Fund. Does not include 134,763 shares owned by the Employee Stock Ownership Plan and Trust of KCP Holding Company and Subsidiaries ("ESOP"). Messrs. Heffernan and Rhein are, with Mr. Story, the trustees of the ESOP; neither Mr. Heffernan nor Mr. Rhein is a participant in the ESOP.

/6/ Includes shares underlying currently exercisable options to purchase an aggregate of 210,000 shares of Common Stock at an exercise price of $3.00 per share.

/7/ Includes 28,184 shares of Common Stock owned by a trust, of which Mr. Rhein serves as trustee, for the benefit of Mr. Rhein's children. Mr. Rhein disclaims beneficial ownership of the shares of Common Stock owned by the trust.

/8/ Includes shares underlying currently exercisable options to purchase an aggregate of 46,667 shares of Common Stock at an exercise price of $3.63 per share.

/9/ Includes 20,088 shares owned by Mentor Partnership, a partnership controlled by Mr. Isenberg, and 28 shares owned by Mr. Isenberg's wife. Also includes shares underlying currently exercisable options to purchase an aggregate of 46,666 shares of Common Stock at an exercise price of $3.63 per share.

/10/ Includes 36,500 shares of Common Stock beneficially owned by Mr. Story and an aggregate of approximately 2,472 shares owned by the ESOP which have been allocated to Mr. Story's account; does not include 132,291 additional shares owned by the ESOP but not allocated to Mr. Story's account. Mr. Story is a participant in the ESOP and is, together with Messrs. Heffernan and Rhein, a trustee of the ESOP. Does not include shares underlying options to purchase an aggregate of 80,000 shares of Common Stock at an exercise price of $6.6875 per share which are not currently exercisable nor become exercisable within the next 60 days.

/11/ Includes shares underlying options to purchase an aggregate of 13,333 shares of Common Stock at an exercise price of $7.00 per share, which become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 26,667 shares of Common Stock at an exercise price of $7.00 per share which are not currently exercisable nor become exercisable within the next 60 days.

/12/ Includes 100 shares of Common Stock beneficially owned by Ms. Levey's children. Ms. Levey disclaims beneficial ownership of the shares of Common Stock owned by her children. Does not include shares underlying options to purchase an aggregate of 15,000 shares of Common Stock at an exercise price of $6.6875 per share which are not currently exercisable nor become exercisable within the next 60 days.

/13/ Does not include shares underlying options to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $6.6875 per share which are not currently exercisable nor become exercisable within the next 60 days.

/14/ In calculating the shares owned by officers and Directors as a group, the 1,054,996 shares of Common Stock owned by WHR Fund referred to in footnote 5 above and included in the beneficial ownership amounts of each of Messrs. Whitman, Heffernan and Rhein reflected in the table above are counted only once in order to avoid a misleading total. In calculating the percentage of shares owned by officers and Directors as a group, the shares of Common Stock underlying all options which are beneficially owned by officers and Directors and which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          William R. Story, a Director of DHC, is the President and Chief Executive Officer of NAICC. During 1995, Mr. Story received from NAICC cash compensation of $250,000, as well as non-cash compensation in the approximate aggregate amount of $14,020 (in respect of various business-related expenses including group term life insurance). NAICC paid a $200,000 bonus to Mr. Story in 1996 with respect to 1995 services. NAICC does not anticipate paying any other compensation or bonus to Mr. Story or any other Director or officer of DHC in 1996 with respect to 1995 services. In addition, NAICC in 1995 made a contribution to a pension plan in which

Mr. Story participates. The amount of such contribution allocable to the account of Mr. Story is approximately $7,500. Further, NAICC in 1995 made a contribution to the 401(k) plan and ESOP account of such individual in the aggregate amount of $4,620. As noted above, in January 1996, Mr. Story received 80,000 options to acquire Common Stock under DHC's 1995 Stock and Incentive Plan. See "Item 11. Executive Compensation, 1995 Stock and Incentive Plan."

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as a part of this Report:

           (1) Financial Statements -- see Index to Financial Statements and Financial Statement Schedules appearing on Page F-1.

           (2) Financial Statement Schedules -- see Index to Financial Statements and Financial Statement Schedules appearing on Page F-1.

           (3) Exhibits:


EXHIBIT NO./1/ NAME OF EXHIBIT
-----------    ---------------


               Plan of Acquisition:
               -------------------

2.1  *         Agreement and Plan of Merger dated as of February 26, 1996 among
               Midland Financial Group, Inc., Danielson Holding Corporation and
               Mission Sub E, Inc.  (Filed with Report on Form 8-K dated March
               1, 1996, Exhibit 2.1.)

               Organizational Documents:
               ------------------------

3.1  *         Certificate of Incorporation of Registrant.

3.2  *         Bylaws of Registrant.


               Material Contracts--Miscellaneous:
               ---------------------------------

10.1  *        Stock Sale Agreement dated as of January 27, 1993 between
               Nationwide Capital Corporation and Danielson Holding Corporation.
               (Filed with Report on Form 10-K dated March 26, 1993, Exhibit
               10.16.)

10.2  *        Deposit Escrow Agreement dated as of January 19, 1993 among
               Nationwide Capital Corporation, Danielson Holding Corporation and
               Mission Valley Escrow.  (Filed with Report on Form 10-K dated
               March 26, 1993, Exhibit 10.17.)

10.3  *        Guarantee Agreement dated as of March 26, 1993 between Resolution
               Trust Corporation, in its capacity as conservator of HomeFed
               Bank, and Danielson Holding Corporation.  (Filed with Report on
               Form 10-K dated March 26, 1993, Exhibit 10.18.)

10.4  *        Guarantee Agreement dated as of March 26, 1993 between Resolution
               Trust Corporation, in its corporate capacity, and Danielson
               Holding Corporation.  (Filed with Report on Form 10-K dated March
               26, 1993, Exhibit 10.19.)


----------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

* Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

EXHIBIT NO./1/ NAME OF EXHIBIT
-----------    ---------------

10.5  *        Asset Purchase Agreement dated as of December 31, 1993 by and among Grossmont Bank, Donald A. Levi, Murray R. Steeg and
               Danielson Trust Company.  (Filed with Report on Form 10-K dated
               March 18, 1994, Exhibit 10.20.)

10.6  *        Amendment No. 1 dated as of February 16, 1994 to Asset Purchase
               Agreement dated as of December 31, 1993 by and among Grossmont
               Bank, Donald A. Levi, Murray R. Steeg and Danielson Trust
               Company.  (Filed with Report on Form 10-K dated March 18, 1994,
               Exhibit 10.21.)

10.7  *        Amendment No. 2 dated as of February 17, 1994 to Asset Purchase
               Agreement dated as of December 31, 1993 by and among Grossmont
               Bank, Donald A. Levi, Murray R. Steeg and Danielson Trust
               Company.  (Filed with Report on Form 10-K dated March 18, 1994,
               Exhibit 10.22.)

10.8  *        Consulting Services Agreement dated as of February 22, 1994 between Danielson Trust Company and Tenney-Levi Corporation.
               (Filed with Report on Form 10-K dated March 18, 1994, Exhibit
               10.23.)

10.9  *        Consulting Services Agreement dated as of February 22, 1994 between Danielson Trust Company and Murray R. Steeg.  (Filed with
               Report on Form 10-K dated March 18, 1994, Exhibit 10.24.)

10.10 * Agreement dated as of February 22, 1994 between Grossmont Bank and Danielson Trust Company. (Filed with Report on Form 10-K dated March 18, 1994, Exhibit 10.25.)

               Material Contracts--Executive Compensation Plans and
               ----------------------------------------------------
               Arrangements:
               ------------

10.11  *       1990 Stock Option Plan.  (Filed with Report on Form 8-K dated
               September 4, 1990, Exhibit 10.8.)

10.12  *       1995 Stock and Incentive Plan.  (Included as Exhibit A to Proxy
               Statement filed on March 30, 1995.)

               Annual Report to Security-Holders:
               ---------------------------------

13.1 1995 Annual Report of Danielson Holding Corporation. (To be included herewith at page 49.)

               Powers of Attorney:
               ------------------

24.1 Powers of Attorney executed by certain directors of Danielson Holding Corporation. (Filed herewith at page 101.)

               Financial Data Schedule:
               -----------------------

27.1 Financial Data Schedule for Article 7 Registrant (Insurance Company). (Filed electronically herewith.)

----------

/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

* Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

               Miscellaneous:
               -------------

99.1  *        Press Release dated February 27, 1996.  (Filed with Report on
               Form 8-K dated March 1, 1996, Exhibit 99.1.)


       (b) Reports on Form 8-K filed during the quarter ended December 31, 1995:

           Not applicable.



----------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

* Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Danielson Holding Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DANIELSON HOLDING CORPORATION
                                            (Registrant)



                                    By  /S/  C. KIRK RHEIN, JR.
                                       ------------------------------------
                                             C. Kirk Rhein, Jr.
                                             President and Chief Executive
                                                Officer


Date:   March 19, 1996


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Danielson Holding Corporation and in the capacities and on the dates indicated.



Date:  March 19, 1996               By /S/  C. KIRK RHEIN, JR.
                                       ------------------------------------
                                            C. Kirk Rhein, Jr.
                                            President and Chief Executive
                                               Officer and a Director


Date:  March 19, 1996               By /S/  MARTIN J. WHITMAN
                                       ------------------------------------
                                            Martin J. Whitman
                                            Chairman of the Board and Chief
                                            Investment Officer and a Director


Date:  March 19, 1996               By /S/  JAMES P. HEFFERNAN
                                       ------------------------------------
                                            James P. Heffernan
                                            Chief Financial Officer and a
                                               Director


Date:  March 19, 1996               By /S/  CLAUDIA C. COSENZA
                                       ------------------------------------
                                            Claudia C. Cosenza
                                            Controller


Date:  March 19, 1996               By /S/  WILLIAM R. STORY
                                       ------------------------------------
                                            William R. Story
                                            Director

Date:  March 19, 1996               By /S/  JOSEPH F. PORRINO
                                       ------------------------------------
                                            Joseph F. Porrino
                                            Director


Date:  March 19, 1996               By /S/  FRANK B. RYAN
                                       ------------------------------------
                                            Frank B. Ryan
                                            Director


Date:  March 19, 1996               By
                                       ------------------------------------
                                            Eugene M. Isenberg
                                            Director


Date:  March 19, 1996               By /S/  WALLACE O. SELLERS
                                       ------------------------------------
                                            Wallace O. Sellers
                                            Director

                         DANIELSON HOLDING CORPORATION

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                     Page Number
                                                                     -----------

Independent Auditors' Report.........................................    F-2
Danielson Holding Corporation and Consolidated Subsidiaries:
  Statements of Operations - For the years ended December 31,
    1995, 1994 and 1993..............................................     *
  Balance Sheets - December 31, 1995 and 1994........................     *
  Statements of Stockholders' Equity - For the years ended
    December 31, 1995, 1994 and 1993.................................     *
  Statements of Cash Flows - For the years ended December 31,
    1995, 1994 and 1993..............................................     *
  Schedule I -   Summary of Investments - Other than Invest-
                   ments in Related Parties..........................    S-1
  Schedule II -  Condensed Financial Information of the
                   Registrant........................................   S-2-4
  Schedule IV -  Reinsurance.........................................    S-5
  Schedule V -   Valuation and Qualifying Accounts...................    S-6
  Schedule III - Supplemental Information Concerning Property-Casualty
     and VI      Insurance Operations................................    S-7


  Schedules other than those listed above are omitted because either they are not applicable or not required or the information required is included in the Company's Consolidated Financial Statements.

----------
 *  Incorporated by reference to DHC's 1995 Annual Report to Stockholders.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Danielson Holding Corporation:



     Under date of February 26, 1996, we reported on the consolidated balance sheets of Danielson Holding Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders.
These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As described in Note 1 of the Notes to Consolidated Financial Statements, in 1995 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."



                                    /S/  KPMG PEAT MARWICK LLP
                                    ----------------------------
                                         KPMG Peat Marwick LLP



New York, New York
February 26, 1996

                                                            SCHEDULE I



                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
               SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN
                                RELATED PARTIES

                                 (In thousands)


                                                DECEMBER 31, 1995
                                  ---------------------------------------------
                                     Cost or        Fair    Amount Reflected on
                                  Amortized Cost   Value       Balance Sheet
                                  --------------  --------  -------------------

Fixed maturities classified as
 available-for-sale:

 U.S. Government/Agency              $ 54,865     $ 56,715        $ 56,715
 Mortgage-backed                       62,342       63,606          63,606
 Corporate                             50,566       52,274          52,274
                                     --------     --------        --------

   Total fixed maturities             167,773      172,595         172,595
                                     --------     --------        --------
Equity securities:

 Common stocks                            256          629             629
                                     --------     --------        --------

   Total equity securities                256          629             629
                                     --------     --------        --------

Short term investments                  8,570        8,570           8,570
                                     --------     --------        --------

   Total investments                 $176,599     $181,794        $181,794
                                     ========     ========        ========

                                                            SCHEDULE II


                         DANIELSON HOLDING CORPORATION
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             (Parent Company Only)

                            STATEMENTS OF OPERATIONS
                                 (In thousands)

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          -----------------------------------
                                             1995         1994        1993
                                          -----------  ----------  ----------

REVENUES:

 Net investment income                       $   675     $   435     $   597

 Net realized investment losses                   (2)          -           -

 Other income                                     26          12           -
                                             -------     -------     -------

   TOTAL REVENUES                                699         447         597
                                             -------     -------     -------

EXPENSES:

 Employee compensation and benefits            1,442       1,118       1,182

 Professional fees                               221         751         429

 Other general and administrative fees           657         697         625
                                             -------     -------     -------

   TOTAL EXPENSES                              2,320       2,566       2,236
                                             -------     -------     -------

Income (loss) before provision for
 income taxes                                 (1,621)     (2,119)     (1,639)

Income tax provision                              36          40          54
                                             -------     -------     -------

Loss before equity in net income of
 subsidiaries                                 (1,657)     (2,159)     (1,693)

Equity in net income of subsidiaries           3,973       5,304       4,927
                                             -------     -------     -------

INCOME BEFORE EXTRAORDINARY ITEM               2,316       3,145       3,234

 Extraordinary item                                -         750           -
                                             -------     -------     -------

NET INCOME                                   $ 2,316     $ 3,895     $ 3,234
                                             =======     =======     =======

                         DANIELSON HOLDING CORPORATION
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             (Parent Company Only)

                                 BALANCE SHEETS
             (In thousands, except share and per share information)



                                                                          DECEMBER 31,
                                                                      -------------------
                                                                        1995      1994
                                                                      --------  ---------
ASSETS:

 Cash                                                                 $    18    $    51
 Fixed maturities:
  Available-for-sale at fair value
   (Cost: $10,487 and $12,794)                                         10,530     12,736
 Short term investments, at cost which approximates
   fair value                                                             466        165
                                                                      -------   --------

     TOTAL CASH AND INVESTMENTS                                        11,014     12,952

  Investment in subsidiaries                                           58,289     48,944
  Accrued investment income                                               175        176
  Other assets                                                            626        576
                                                                      -------   --------

     TOTAL ASSETS                                                     $70,104    $62,648
                                                                      =======   ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Other liabilities                                                   $   283    $   330
                                                                      -------   --------

     Total liabilities                                                    283        330
                                                                      -------   --------

  Preferred Stock ($0.10 par value; authorized 10,000,000
   shares; none issued and outstanding)                                     -          -
  Common Stock ($0.10 par value; authorized 20,000,000
   shares; issued 15,370,894 shares and 15,370,894 shares;
   outstanding 15,360,255 shares and 15,360,270 shares)                 1,537      1,537
  Additional paid-in capital                                           46,131     46,417
  Net unrealized gain (loss) on available-for-sale securities           5,195       (278)
  Retained earnings                                                    17,024     14,708
  Treasury stock (Cost of 10,639 shares and 10,624  shares)               (66)       (66)
                                                                      -------   --------

     TOTAL STOCKHOLDERS' EQUITY                                        69,821     62,318
                                                                      -------   --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $70,104    $62,648
                                                                      =======   ========


                         DANIELSON HOLDING CORPORATION
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
                                                       1995         1994        1993
                                                    -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $  2,316    $  3,895    $  3,234
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Net realized investment losses                              2           -           -
 Depreciation and amortization                              86         125         (46)
 Equity in net (income) of subsidiaries                 (3,973)     (5,304)     (4,927)
 Increase (decrease) in accrued expenses                   (47)         56         (47)
 Other, net                                                (79)        209        (238)
                                                      --------    --------    --------
  Net cash (used in) operating activities               (1,695)     (1,019)     (2,024)
                                                      --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments purchased:
 Fixed income maturities available-for-sale            (10,787)    (12,933)          -
 Fixed income maturities held-to-maturity                    -           -      (8,592)
Proceeds from sales:
 Fixed income maturities available-for-sale              1,837       7,026           -
Investments, matured or called
 Fixed income maturities available-for-sale             11,210           -           -
 Fixed income maturities held-to-maturity                    -       8,430           -
 Change in accrued investment income                         1        (127)         36
                                                      --------    --------    --------
  Net cash provided by (used in)
   investing activities                                  2,261       2,396      (8,556)
                                                      --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Acquisition of Danielson Trust Company                      -           -      (4,611)
 Acquisition of Western Trust Services                       -      (2,505)          -
 Proceeds from exercise of options
  to purchase Common Stock                                   -         774           -
 Retirement of stock options                              (286)          -           -
 Purchase of treasury stock                                  -         (56)          -
 Dividend received from subsidiary                           -           -         668
 Change in receivable from subsidiary                      (12)       (344)       (137)
 Return of capital from subsidiaries                         -          (2)        133
                                                      --------    --------    --------
  Net cash (used in) financing activities                 (298)     (2,133)     (3,947)
                                                      --------    --------    --------
Net increase (decrease) in cash and
  short term investments                                   268        (756)    (14,527)
Cash and short term investments at
  beginning of year                                        216         972      15,499
                                                      --------    --------    --------
CASH AND SHORT TERM INVESTMENTS AT
  END OF YEAR                                         $    484    $    216    $    972
                                                      ========    ========    ========

                                                                     SCHEDULE IV

                         DANIELSON HOLDING CORPORATION
                                  REINSURANCE
                                 (in thousands)


                                                  CEDED EARNED   ASSUMED EARNED                  PERCENTAGE
                                  GROSS EARNED       TO OTHER      FROM OTHER     NET EARNED      OF AMOUNT
                                     AMOUNT         COMPANIES      COMPANIES        AMOUNT     ASSUMED TO NET
                                 --------------   ------------   --------------   ----------   --------------
YEAR ENDED DECEMBER 31, 1995:

Property and liability
 insurance premiums                  $76,688         $16,140         $     -        $ 60,548              -
                                     =======         =======         ========       ========       =========


Year Ended December 31, 1994:

Property and liability
 insurance premiums                 $106,552         $13,261         $     -        $ 93,291              -
                                    ========         =======         ========       ========       =========


Year Ended December 31, 1993:

Property and liability
 insurance premiums                 $ 91,768         $ 5,784         $     68       $ 86,052              -
                                    ========         =======         ========       ========       =========

                                                                      SCHEDULE V



                         DANIELSON HOLDING CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                             ADDITIONS
                                                  --------------------------------
                                  BALANCE AT      CHARGED TO COSTS    CHARGED TO                 BALANCE AT
                             BEGINNING OF PERIOD    AND EXPENSES    OTHER ACCOUNTS  DEDUCTIONS  END OF PERIOD
                             -------------------  ----------------  --------------  ----------  -------------
Allowance for premiums
 and fees receivable             $      323          $      117         $     -       $   283      $    157
                                 ==========          ==========         ========      =======      ========

Allowance for uncollectable
 reinsurance on paid losses      $      675          $        -         $      -      $   287      $    388
                                 ==========          ==========         ========      =======      ========

Allowance for uncollectable
 reinsurance on unpaid losses    $      425          $        -         $      -      $     -      $    425
                                 ==========          ==========         ========      =======      ========

                                                            SCHEDULES III AND VI

                         DANIELSON HOLDING CORPORATION

       SUPPLEMENTARY INSURANCE INFORMATION AND SUPPLEMENTAL INFORMATION
               CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (in thousands)


                                              RESERVES     DISCOUNT
                                             FOR UNPAID      FROM
                                             CLAIMS AND    RESERVES                OTHER
    AFFILIATION                DEFERRED        CLAIM         FOR                POLICY CLAIMS
       WITH                   ACQUISITION    ADJUSTMENT     UNPAID   UNEARNED   AND BENEFITS  NET EARNED  INVESTMENT
    REGISTRANT                   COSTS        EXPENSES      CLAIMS    PREMIUMS     PAYABLE      PREMIUMS     INCOME
   ------------              -------------  ------------  ---------- ---------  ------------- ----------  -----------
  Consolidated
Property-Casualty
    Entities:

AS OF AND FOR THE YEAR
   ENDED 12/31/95                $ 1,045       $137,406   $     -      $ 8,563     $    -      $60,548      $12,351
                                 =======       ========   ========     =======     =======     =======      =======
As of and for the year
   ended 12/31/94                $ 2,204       $146,330   $     -      $14,328     $    -      $93,291      $11,287
                                 =======       ========   ========     =======     =======     =======      =======
As of and for the year
   ended 12/31/93                $ 2,196       $137,479   $     -      $16,502     $    -      $86,052      $12,587
                                 =======       ========   ========     =======     =======     =======      =======

                                  CLAIMS AND CLAIM
    AFFILIATION                  ADJUSTMENT EXPENSES           AMORTIZATION          OTHER           PAID CLAIMS
       WITH                      INCURRED RELATED TO            OF DEFERRED         OPERATING         AND CLAIM         NET WRITTEN
    REGISTRANT               CURRENT YEAR   PRIOR YEARS      ACQUISITION COSTS      EXPENSES     ADJUSTMENT EXPENSES      PREMIUMS
   -----------               ------------   -----------      -----------------      ---------    -------------------    -----------
  Consolidated
Property-Casualty
   Entities:

AS OF AND FOR THE YEAR
ENDED 12/31/95                 $ 45,592      $  3,123             $  9,089           $ 4,302           $ 61,046          $ 55,295
                               ========      ========             ========           =======           ========          ========

As of and for the year
ended 12/31/94                 $ 67,131      $    384             $ 13,724           $ 4,953           $ 58,113          $ 91,069
                               ========      ========             ========           =======           ========          ========

As of and for the year
ended 12/31/93                 $ 65,157      $    743             $ 14,812           $ 2,181           $ 51,502          $ 87,953
                               ========      ========             ========           =======           ========          ========

                                    EXHIBITS