Form 10-Q
period 1996-03-31
DANIELSON HOLDING CORP
filed 1996-05-14
CIK 225648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                               -----------------


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from____________ to ________________

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

                         Yes  X       No
                             ---         ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                               OUTSTANDING AT MAY 3, 1996
          -----                               --------------------------
  Common Stock, $0.10 par value                   15,360,255 shares


                               Cover page 1 of 12

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share information)
                                  (Unaudited)



                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------
                                                      1996                1995
                                               ------------------  ------------------
REVENUES:

  Gross premiums earned                                  $12,901             $22,391
  Ceded premiums earned                                   (3,933)             (3,859)
                                                         -------             -------
  Net premiums earned                                      8,968              18,532

  Trust fee income                                         1,085               1,076
  Net investment income                                    2,839               3,093
  Other income                                               333                 294
                                                         -------             -------
     TOTAL REVENUES                                       13,225              22,995
                                                         -------             -------

LOSSES AND EXPENSES:

  Gross losses and loss adjustment expenses                8,586              16,895
  Ceded losses and loss adjustment expenses               (1,915)             (2,450)
                                                         -------             -------
  Net losses and loss adjustment expenses                  6,671              14,445

  Policyholder dividends                                      44                 137
  Policy acquisition expenses                              2,539               3,930
  General and administrative expenses                      3,401               3,832
                                                         -------             -------
     TOTAL LOSSES AND EXPENSES                            12,655              22,344
                                                         -------             -------

Income before provision for income taxes                     570                 651
Income tax provision                                          13                  38
                                                         -------             -------
NET INCOME                                               $   557             $   613
                                                         =======             =======
EARNINGS PER SHARE OF COMMON STOCK
  AND COMMON EQUIVALENT SHARE                            $   .03             $   .04
                                                         =======             =======

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                                              March 31, 1996   December 31,
                                                                (Unaudited)        1995
                                                              ---------------  -------------
ASSETS:
 Fixed maturities, available-for-sale at fair value
 (Cost: $162,623 and $167,773)                                      $162,916       $172,595
 Equity securities, at fair value (Cost: $256 and $256)                  602            629
 Short term investments, at cost which
   approximates fair value                                             5,052          8,570
                                                                    --------       --------
   TOTAL INVESTMENTS                                                 168,570        181,794

 Cash                                                                    294            605
 Accrued investment income                                             2,140          2,718
 Premiums and fees receivable, net of allowances
   of $184 and $157                                                    7,295          8,826
 Reinsurance recoverable on paid losses, net of allowances
   of $388 and $388                                                    2,977          1,828
 Reinsurance recoverable on unpaid losses, net of
   allowances of $425 and $425                                        18,098         21,112
 Prepaid reinsurance premiums                                          2,414          2,226
 Property and equipment, net of accumulated depreciation
   of $6,871 and $6,849                                                3,850          4,159
 Deferred acquisition costs                                            1,031          1,045
 Excess of cost over net assets acquired                               2,613          2,657
 Other assets                                                          1,107            954
                                                                    --------       --------
   TOTAL ASSETS                                                     $210,389       $227,924
                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Unpaid losses and loss adjustment expenses                         $124,258       $137,406
 Unearned premiums                                                     8,772          8,563
 Policyholder dividends                                                4,665          4,664
 Reinsurance premiums payable                                          1,832          1,707
 Funds withheld on ceded reinsurance                                   1,492          1,534
 Other liabilities                                                     3,548          4,229
                                                                    --------       --------
   TOTAL LIABILITIES                                                 144,567        158,103

 Preferred stock ($0.10 par value; authorized
   10,000,000 shares; none issued and outstanding)                        --             --
 Common stock ($0.10 par value; authorized
   20,000,000 shares; issued 15,370,894 shares;
   outstanding 15,360,255 shares)                                      1,537          1,537
 Additional paid-in capital                                           46,131         46,131
 Net unrealized gain on available-for-sale securities                    639          5,195
 Retained earnings                                                    17,581         17,024
 Treasury stock (Cost of 10,639 shares)                                  (66)           (66)
                                                                    --------       --------
   TOTAL STOCKHOLDERS' EQUITY                                         65,822         69,821
                                                                    --------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $210,389       $227,924
                                                                    ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                  (Unaudited)

                                                    March 31, 1996
                                                    ---------------
COMMON STOCK
 Balance, beginning of year                            $     1,537
                                                       -----------
 Balance, end of period                                      1,537
                                                       -----------

ADDITIONAL PAID-IN CAPITAL
 Balance, beginning of year                                 46,131
                                                       -----------
 Balance, end of period                                     46,131
                                                       -----------

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE
 SECURITIES
 Balance, beginning of year                                  5,195
 Net (decrease)                                             (4,556)
                                                       -----------
 Balance, end of period                                        639
                                                       -----------

RETAINED EARNINGS
 Balance, beginning of year                                 17,024
 Net income                                                    557
                                                       -----------
 Balance, end of period                                     17,581
                                                       -----------

TREASURY STOCK
 Balance, beginning of year                                    (66)
                                                       -----------
 Balance, end of period                                        (66)
                                                       -----------

   TOTAL STOCKHOLDERS' EQUITY                          $    65,822
                                                       ===========

- -------------------------------------------------------------------------------

COMMON STOCK, SHARES
 Balance, beginning of year                             15,370,894
                                                       -----------
 Balance, end of period                                 15,370,894
                                                       ===========

TREASURY STOCK, SHARES
 Balance, beginning of year                                 10,639
                                                       -----------
 Balance, end of period                                     10,639
                                                       ===========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                              FOR THE THREE
                                                           MONTHS ENDED MARCH 31,
                                                          ------------------------
                                                               1996         1995
                                                          --------------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                    $    557   $   613
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                                      298       536
 Change in accrued investment income                                578       253
 Change in premiums and fees receivable                           1,531     1,688
 Change in reinsurance recoverables                              (1,149)    1,357
 Change in reinsurance recoverable on unpaid losses               3,014      (125)
 Change in prepaid reinsurance premiums                            (188)     (239)
 Change in deferred acquisition costs                                14        67
 Change in unpaid losses and loss adjustment expenses           (13,148)   (1,565)
 Change in unearned premiums                                        209      (680)
 Change in policyholder dividends payable                             1      (391)
 Change in reinsurance payables and funds withheld                   83       538
 Other, net                                                        (895)   (2,352)
                                                               --------   -------
   Net cash (used in) operating activities                       (9,095)     (300)
                                                               --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales:
 Fixed income maturities available-for-sale                          --       997

Investments, matured or called:
 Fixed income maturities held-to-maturity                            --       483
 Fixed income maturities available-for-sale                       5,194     2,932

Investments, purchased:
 Fixed income maturities held-to-maturity                            --      (170)
 Fixed income maturities available-for-sale                          --    (4,224)

Proceeds of sale of branch office assets                             71        --
Proceeds of sale of property and equipment                           60        --
Purchases of property and equipment                                 (59)      (90)
                                                               --------   -------

   Net cash provided by (used in) investing activities            5,266       (72)
                                                               --------   -------

 Net decrease in cash and short term investments                 (3,829)     (372)

 Cash and short term investments at beginning of year             9,175     3,776
                                                               --------   -------

 Cash and short term investments at end of period              $  5,346   $ 3,404
                                                               ========   =======



          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1)   BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1995.


2)   PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, whether or not currently exercisable. Such average number of shares were 16,013,221 and 16,048,970 for the three months ended March 31, 1996 and 1995, respectively.


3)   INCOME TAXES

     DHC files a Federal consolidated income tax return with its subsidiaries and with certain trusts that assumed various former liabilities of certain present and former subsidiaries of DHC. The Company records its interim tax provisions based upon estimated effective tax rates for the year.

     The Company has made provisions for certain state and local franchise taxes. The amount of these provisions is not material to the Consolidated Financial Statements. Tax filings for these jurisdictions do not consolidate the activity of the trusts referred to above. For further information, reference is made to Note 8 of the Notes to Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       1. GENERAL

     Danielson Holding Corporation ("DHC") is organized as a holding company with substantially all of its operations conducted by subsidiaries (collectively with DHC, the "Company"). DHC, on a parent-only basis, has limited continuing expenditures for rent and administrative expenses and derives revenues primarily from investment return on portfolio securities. Therefore, the analysis of the Company's financial condition is generally done on an operating subsidiary basis.

     2. RESULTS OF NAICC'S OPERATIONS

     The operations of DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in specialty property and casualty insurance. At March 31, 1996, NAICC had a B++ rating from A.M. Best Company.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     Net premiums written were $9 million and $17.6 million for the three months ended March 31, 1996 and 1995, respectively. The decrease in net premiums written in the first quarter of 1996 from the same period in 1995 is attributable to a decline in workers' compensation business in California, discussed below. Net premiums earned were $9 million and $18.5 million for the three months ended March 31, 1996 and 1995, respectively. The decrease in premiums earned is directly related to the decrease in premiums written.

     In the workers' compensation line of business, net premiums written were $4 million for the first three months of 1996 compared to $13.3 million for that period in 1995. The 1996 first quarter decrease from the same period in 1995 is attributable to significantly increased price competition in California. It is the policy of NAICC to underwrite business that is expected to yield an operating profit. As a result, NAICC's new and renewal policy count, which decreased significantly in 1995, has continued to decrease during the first quarter of 1996.

     In the non-standard personal automobile insurance line of business, net premiums written were $4 million and $3.9 million for the three months ended March 31, 1996 and 1995, respectively. In the first three months of 1996, the personal automobile line represented 45% of total net premiums written, up from 22% in the first three months of 1995. NAICC continues to cede 50% of its personal automobile business to a major reinsurance company under a reinsurance agreement.

     Net investment income was $2.7 million and $2.9 million for the three months ended March 31, 1996 and 1995, respectively. The decline in net investment income is the result of a decrease in NAICC's investment portfolio in those periods.

     The combined ratio (which represent a ratio of losses and expenses to net earned premiums in a particular period) was 120% and 109% for the three months ended March 31, 1996 and 1995, respectively.

     Net losses and loss adjustment expenses ("LAE") were $6.7 million and $14.4 million for the three months ended March 31, 1996 and 1995, respectively. The resulting net loss and LAE ratios for the corresponding periods were 74.4% and 77.7%, respectively. The decrease in the net loss and LAE ratio in the first quarter of 1996 is due to the decrease in the workers' compensation line of business which has a higher loss and LAE expense ratio than the automobile line of business.

     Policy acquisition costs were $2.5 million and $3.9 million for the three months ended March 31, 1996 and 1995, respectively. The decrease is directly related to the decline in net premiums earned. Policy acquisition expenses as a percent of net premiums earned were 28.3% and 21.1% for the three months ended March 31, 1996 and 1995, respectively. The increase in the policy acquisition expense ratio in the first quarter of 1996 as compared to the same period in 1995 is primarily the result of a greater decline in workers' compensation premiums than in certain underwriting expenses included in policy acquisition costs.

     General and administrative expenses were $1.6 million and $1.7 million for the three months ended March 31, 1996 and 1995. These expenses are fixed or semi-variable in nature.

     Policyholder dividends for the three months ended March 31, 1996 were $44,000, as compared with $137,000 during the first quarter of 1995. The decrease in policyholder dividends is attributable to the decline in workers' compensation premiums.

     Net income from insurance operations for the three months ended March 31, 1996 and 1995 was $1.1 million and $1.4 million, respectively. Net income for the first quarter of 1996 decreased from the same period in 1995 due to the decline in premium revenue and investment income.

CASH FLOW FROM INSURANCE OPERATIONS

     Cash used in insurance operating activities for the three months ended March 31 1996 was $8.4 million; cash provided by insurance operations for the same period in 1995 was $929,000. The increase in cash used in operations in the first quarter of 1996 is primarily due to the payment of losses and LAE related to prior years while workers' compensation premiums written have declined. Because workers' compensation claims ordinarily are paid over a period of several years, NAICC is now experiencing a situation in which current claims payments relating to prior years exceed current workers' compensation premiums. Such negative cash flow is expected to continue with the settlement of workers' compensation claims, or until such time as management of NAICC determines that workers' compensation premiums can be written at rates that can be expected to achieve a profit. Overall cash and invested assets, at fair value, at March 31, 1996 were $156.6 million, compared to $170 million at December 31, 1995. The ratio of (annualized) net written premiums to surplus was 1.3 to 1 and 1.7 to 1 for the three months ended March 31, 1996 and 1995, respectively.

     The Company's insurance subsidiaries require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The primary sources of funds to meet these obligations are premium revenues, investment income, recoveries from reinsurance and, if required, the sale of invested assets. NAICC's investment policy guidelines require that all liabilities be matched by a comparable amount of investment grade invested assets. Management of NAICC believes that NAICC has both adequate capital resources and sufficient reinsurance to meet any unforeseen events such as natural catastrophes, reinsurer insolvencies or possible reserve deficiencies.


     3.   RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS

     The operations of DHC's Danielson Trust Company ("Danielson Trust") subsidiary are comprised of trust and fiduciary services.

TRUST AND FIDUCIARY SERVICES OPERATIONS

     Total fee income was $1.1 million in each of the three month periods ended March 31, 1996 and 1995. Fee income for the three months ended March 31, 1996, as compared with the same period in 1995, reflects increased fees from the retirement services and private trust lines of business offsetting decreased custody services fees.

     Net investment income was $26,000 and $36,000 for the three months ended March 31, 1996 and 1995, respectively. Net investment income for the first quarter of 1996 decreased from the same period in 1995 because average invested assets during such period in 1996 were less than average invested assets during the same period in 1995.

     General and administrative expenses were $1.2 million and $1.5 million for the three months ended March 31, 1996 and 1995, respectively. The decrease in expenses for the first quarter of 1996 from the comparable period in 1995 reflects reduced staffing and data processing expenses, as well as other operating efficiencies. As a result of the decrease in expenses, Danielson Trust's net loss for the three months ended March 31, 1996 was $81,000, compared to a net loss of $395,000 in the same period of 1995.

CASH FLOW FROM TRUST OPERATIONS

     Cash used in trust operating activities for the three months ended March 31, 1996 and 1995 was $178,000 and $463,000, respectively. The $285,000 decrease in cash used in trust operating activities in the first quarter of 1996 from the same period in 1995 is primarily attributable to cost reductions and operating efficiencies. Overall cash and invested assets, at fair value, at March 31, 1996 were $1.7 million, compared to $1.8 million at December 31, 1995.

     Danielson Trust requires liquid assets to meet the working capital needs of its continuing business. The primary source of these liquid assets are fees charged to Danielson Trust's trust clients. Effective March 31, 1996, DHC forgave the entire principal balance of a $300,000 unsecured note from Danielson Trust and accrued interest as of January 1, 1996, and converted such amount into additional paid-in capital of Danielson Trust. As of January 1, 1996, DHC agreed to make an additional unsecured loan to Danielson Trust in the principal amount of $600,000, bearing interest at the rate of prime plus 1%, and to consider making additional such loans in the aggregate amount of $600,000 upon request of Danielson Trust. As of the date hereof, Danielson Trust has not borrowed any amount under such loan agreement. To the extent that timing differences exist between the collection of revenue and the actual payment of expenses, or where revenues generated by Danielson Trust's business are insufficient to cover its expenses or to maintain compliance with regulatory capital requirements, the primary sources of funds to meet those obligations would be the sale of short term investments, additional intercompany loans or parent company capital contributions or financing provided by a third party.

     In accordance with California banking regulations, Danielson Trust has pledged assets having a fair value of $611,000 as of March 31, 1996 to the State of California as a reserve in connection with certain types of fiduciary appointments, the maximum amount of such reserves that may be required. State banking laws also regulate the nature of trust companies' investments of contributed capital and surplus, and generally restrict such investments to debt type investments in which banks also are permitted to invest. In order to satisfy such regulations, a majority of Danielson Trust's investments are in U.S. Government obligations and, as of the three months ended March 31, 1996, Danielson Trust was in compliance with the foregoing requirements.

     On January 31, 1996, following approval of the California State Banking Department, Danielson Trust sold substantially all of the fiduciary accounts administered by its Santa Barbara branch to The Bank of Montecito (now known as Montecito Bank and Trust). In connection with the sale, in January 1996, Danielson Trust recognized a gain of $32,874.


     4.   RESULTS OF DHC'S OPERATIONS

CASH FLOW FROM PARENT-ONLY OPERATIONS

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the three months ended March 31, 1996 and 1995, cash used in parent-only operating activities was $477,000 and $766,000, respectively. The decrease in cash used in the first quarter of 1996 from the same period in 1995 was primarily attributable to the receipt of interest on certain investments and the timing of certain expense payments. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Cash Flow from Insurance Operations" and "3. RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS, Cash Flow from Trust Operations."

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, cash and investments of the Company (excluding NAICC and Danielson Trust) were approximately $10.6 million, compared to $11 million at December 31, 1995. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business.

     For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, Cash Flow from Insurance Operations" and "3. RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS, Cash Flow from Trust Operations."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Acquisition of Midland Financial Group, Inc.  On February 26, 1996, DHC
         --------------------------------------------
signed an Agreement and Plan of Merger dated February 26, 1996 among DHC, Midland Financial Group, Inc., a Tennessee corporation ("Midland"), and Mission Sub E, Inc., a Delaware corporation ("Merger Sub") (the "Merger Agreement"). Merger Sub is a wholly-owned subsidiary of DHC. Midland is engaged primarily in non-standard automobile insurance and related activities in 20 states located primarily in the southern and western United States. The Merger Agreement provides for the merger of Midland with and into Merger Sub. Accordingly, upon consummation of the transaction, Midland will be merged into Merger Sub, and Merger Sub, as a subsidiary of DHC, will be the surviving company.

       The closing of the transaction contemplated by the Merger Agreement is subject to numerous conditions, including the completion of a public offering by DHC of its common stock in order to raise capital to fund (i) the cash portion of the consideration which will be payable to Midland's shareholders in the merger and (ii) a $30 million capital contribution to the surviving company which DHC is required to make under the terms of the Merger Agreement. The proposed public offering of DHC's common stock is currently expected to take place in the second quarter of calendar year 1996. DHC anticipates that if the merger is consummated, DHC will be required under Statement of Financial Accounting Standards No. 109 to increase its paid-in capital to recognize the book value of a portion of its approximately $1.4 billion net operating loss carryforward in light of the pro forma impact of the merger.

       On April 24, 1996, DHC and Midland filed a preliminary joint proxy statement with the Securities and Exchange Commission ("SEC") in connection with the Merger Agreement.

       On May 2, 1996, DHC was advised by the Federal Trade Commission ("FTC") that the FTC had granted early termination of the waiting period in connection with DHC's filing under the Hart-Scott-Rodino Antitrust Improvement's Act of 1976, as amended, with respect to the transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) No exhibits are required to be filed with this Report.

         (b) During the quarter for which this Report is filed, DHC filed one Report on Form 8-K dated February 26, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 13, 1996


                                DANIELSON HOLDING CORPORATION
                                          (Registrant)



                                By: /s/  C. KIRK RHEIN, JR.
                                    --------------------------------------
                                       C. Kirk Rhein, Jr.
                                       President & Chief Executive Officer


                                By: /s/  JAMES P. HEFFERNAN
                                    --------------------------------------
                                       James P. Heffernan
                                       Chief Financial Officer



                                By: /s/  CLAUDIA C. COSENZA
                                    --------------------------------------
                                       Claudia C. Cosenza
                                       Controller