Form 10-Q
period 1996-06-30
DANIELSON HOLDING CORP
filed 1996-08-14
CIK 225648

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------     --------------

                       Commission file number:   1-6732

                         Danielson Holding Corporation
            (Exact Name of Registrant as Specified in its Charter)

             Delaware                                    95-6021257
      (State of Incorporation)              (I.R.S. Employer Identification No.)

  767 Third Avenue,  New York, New York                   10017-2023
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:     (212) 888-0347


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No
                                  ---         ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at August 6, 1996
                 -----                        -----------------------------
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
                                  (Unaudited)



                                                         For the Three             For the Six
                                                     Months Ended June 30,     Months Ended June 30,
                                                    ------------------------  -----------------------
                                                         1996         1995        1996        1995
                                                    --------------  --------  ------------  ---------

Revenues:

 Gross premiums earned                                   $ 13,048   $21,223      $ 25,949    $43,614
 Ceded premiums earned                                     (3,890)   (4,452)       (7,823)    (8,311)
                                                         --------   -------      --------    -------
 Net premiums earned                                        9,158    16,771        18,126     35,303

 Trust fee income                                           1,100     1,135         2,185      2,211
 Net investment income                                      2,839     3,061         5,678      6,154
 Net realized investment gains (losses)                        69       (42)           69        (42)
 Other income                                                 249       522           582        837
                                                         --------   -------      --------    -------

     Total revenues                                        13,415    21,447        26,640     44,463
                                                         --------   -------      --------    -------


Losses and expenses:

 Gross losses and loss adjustment expenses                 11,963    16,953        20,549     33,848
 Ceded losses and loss adjustment expenses                 (5,173)   (3,829)       (7,088)    (6,279)
                                                         --------   -------      --------    -------
 Net losses and loss adjustment expenses                    6,790    13,124        13,461     27,569

 Policyholder dividends                                        43         -            87        137
 Policy acquisition expenses                                2,407     3,709         4,946      7,639
 Expenses in connection with terminated
     proposed acquisition                                   2,320         -         2,320          -
 General and administrative expenses                        3,509     3,780         6,910      7,633
                                                         --------   -------      --------    -------

     Total losses and expenses                             15,069    20,613        27,724     42,978
                                                         --------   -------      --------    -------
Income (loss)  before provision for income taxes           (1,654)      834        (1,084)     1,485
Income tax provision                                            6        55            19         93
                                                         --------   -------      --------    -------

Net income (loss)                                        $ (1,660)  $   779      $ (1,103)   $ 1,392
                                                         ========   =======      ========    =======

 Earnings (loss) per share of Common Stock
    and common equivalent share                          $  (0.10)  $   .05      $  (0.07)   $   .09
                                                         ========   =======      ========    =======

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
             (In thousands, except share and per share information)



                                                                    June 30, 1996      December 31,
                                                                     (Unaudited)           1995
                                                                    -------------      ------------
Assets:
 Fixed maturities
  Available-for-sale at fair value
  (Cost: $155,196 and $167,773)                                        $153,730          $172,595
 Equity securities, at fair value (Cost: $256 and $256)                     605               629
 Short term investments, at cost which approximates fair value            4,675             8,570
                                                                       --------          --------
   Total investments                                                    159,010           181,794

 Cash                                                                     1,183               605
 Accrued investment income                                                2,719             2,718
 Premiums and fees receivable, net of allowances
  of $211 and $157                                                        6,608             8,826
 Reinsurance recoverable on paid losses, net of allowances
  of $388 and $388                                                        3,238             1,828
 Reinsurance recoverable on unpaid losses, net of
  allowances of $425 and $425                                            18,151            21,112
 Prepaid reinsurance premiums                                             2,639             2,226
 Property and equipment, net of accumulated depreciation
  of $7,106 and $6,849                                                    3,774             4,159
 Deferred acquisition costs                                                 967             1,045
 Excess of cost over net assets acquired                                  4,419             2,657
 Other assets                                                             1,182               954
                                                                       --------          --------
   Total assets                                                        $203,890          $227,924
                                                                       ========          ========
Liabilities and Stockholders' Equity:
 Unpaid losses and loss adjustment expenses                            $118,330          $137,406
 Unearned premiums                                                        8,649             8,563
 Policyholder dividends                                                   4,591             4,664
 Reinsurance premiums payable                                             2,087             1,707
 Funds withheld on ceded reinsurance                                      1,492             1,534
 Other liabilities                                                        6,335             4,229
                                                                       --------          --------
   Total liabilties                                                     141,484           158,103

 Preferred stock ($0.10 par value; authorized
  10,000,000 shares; none issued and outstanding)                             -                 -
 Common stock ($0.10 par value; authorized
  20,000,000 shares; issued 15,370,894 shares;
  outstanding 15,360,255 shares)                                          1,537             1,537
 Additional paid-in capital                                              46,131            46,131
 Net unrealized gain (loss) on available-for-sale securities             (1,117)            5,195
 Retained earnings                                                       15,921            17,024
 Treasury stock (Cost of 10,639 shares)                                     (66)              (66)
                                                                       --------          --------
   Total stockholders' equity                                            62,406            69,821
                                                                       --------          --------
   Total liabilities and stockholders' equity                          $203,890          $227,924
                                                                       ========          ========

          See accompanying Notes to Consolidated Financial Statements.

                DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                     (In thousands, except share amounts)
                                  (Unaudited)


                                                    June 30, 1996
                                                    --------------
Common stock
 Balance, beginning of year                           $     1,537
                                                      -----------
 Balance, end of period                                     1,537
                                                      -----------

Additional paid-in capital
 Balance, beginning of year                                46,131
                                                      -----------
 Balance, end of period                                    46,131
                                                      -----------

Net unrealized gain (loss) on available-for-sale
 securities
 Balance, beginning of year                                 5,195
 Net (decrease)                                            (6,312)
                                                      -----------
 Balance, end of period                                    (1,117)
                                                      -----------

Retained earnings
 Balance, beginning of year                                17,024
 Net loss                                                  (1,103)
                                                      -----------
 Balance, end of period                                    15,921
                                                      -----------

Treasury stock
 Balance, beginning of year                                   (66)
                                                      -----------
 Balance, end of period                                       (66)
                                                      -----------

   Total stockholders' equity                         $    62,406
                                                      ===========


Common stock, shares
 Balance, beginning of year                            15,370,894
                                                      -----------
 Balance, end of period                                15,370,894
                                                      ===========

Treasury stock, shares
 Balance, beginning of year                                10,639
                                                      -----------
 Balance, end of period                                    10,639
                                                      ===========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                               For the Six
                                                           Months Ended June 30,
                                                          ------------------------
                                                              1996         1995
                                                          -------------  ---------
Cash flows from operating activities:

 Net income (loss)                                            $ (1,103)  $  1,392
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
 Net realized investment (gains) losses                            (69)        42
 Depreciation and amortization                                     546      1,033
 Change in accrued investment income                                (1)       148
 Change in premiums and fees receivable                          2,218      4,524
 Change in reinsurance recoverables                             (1,410)       821
 Change in reinsurance recoverable on unpaid losses              2,961      1,161
 Change in prepaid reinsurance premiums                           (413)      (154)
 Change in deferred acquisition costs                               78        508
 Change in unpaid losses and loss adjustment expenses          (19,076)    (5,099)
 Change in unearned premiums                                        86     (2,279)
 Change in policyholder dividends payable                          (73)    (1,335)
 Change in reinsurance payables and funds withheld                 338        409
 Other, net                                                      1,418     (1,761)
                                                              --------   --------
   Net cash (used in) operating activities                     (14,500)      (590)
                                                              --------   --------

Cash flows from investing activities:

Proceeds from sales:
   Fixed income maturities available-for-sale                    6,740      1,666

Investments, matured or called:
   Fixed income maturities held-to-maturity                          -      5,157
   Fixed income maturities available-for-sale                    9,016     14,042

Investments, purchased:
  Fixed income maturities held-to-maturity                           -       (550)
  Fixed income maturities available-for-sale                    (3,065)   (21,138)

Acquisition of Valor Insurance Company (net of cash
   and short term investments of $1,461)                        (1,450)         -
Proceeds on sale of branch office assets                            71          -
Purchases of other investments                                       -         (6)
Proceeds of sale of property and equipment                          64          -
Purchases of property and equipment                               (193)      (213)
                                                              --------   --------
   Net cash provided by (used in) investing activities          11,183     (1,042)
                                                              --------   --------

Cash flows from financing activities:

 Purchase of stock options                                           -       (286)
                                                              --------   --------
   Net cash (used in) financing activities                           -       (286)
                                                              --------   --------

 Net decrease in cash and short term investments                (3,317)    (1,918)

 Cash and short term investments at beginning of year            9,175      3,526
                                                              --------   --------

 Cash and short term investments at end of period             $  5,858   $  1,608
                                                              ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1)   BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1995 and its Quarterly Report on Form 10-Q for the three months ended March 31, 1996.


2)   PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, whether or not currently exercisable. Such average shares outstanding for the three months ended June 30, 1996 and 1995 were 16,015,394 and 16,038,096, respectively, and for the six months ended June 30, 1996 and 1995, the average shares outstanding were 16,001,024 and 16,045,877 respectively.


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


4)   EXPENSES IN CONNECTION WITH TERMINATED PROPOSED ACQUISITION

     On February 26, 1996, DHC signed an Agreement and Plan of Merger (the "Merger") with Midland Financial Group, Inc. ("Midland"). On April 24, 1996, DHC and Midland filed a joint proxy statement with the SEC which provided for, among other things, Midland to be merged into a subsidiary of DHC. As a result of the deaths of key executives of DHC and Midland in the crash of TWA flight 800, DHC and Midland signed a Termination Agreement for the Merger on July 24, 1996, and it is DHC's intention to deregister the shares related to the proposed Merger. The amounts expensed are amounts paid and accrued for that relate directly to the proposed Merger and include (without limitation) regulatory filing fees, legal expenses, accounting expenses, printing costs, fairness opinion expenses and investment banking fees.

5)   ACQUISITION OF VALOR INSURANCE COMPANY

     On June 24, 1996, NAICC completed the acquisition of 100% of the outstanding common stock of Valor Insurance Company, Inc. ("Valor"). Valor is a property and casualty insurance company domiciled in the state of Montana and writes workers' compensation insurance in Montana. The acquisition of Valor has been accounted for as a purchase. The purchase price of $2.9 million was allocated to the identifiable net assets of Valor based upon the estimated relative fair values thereof. In connection with the acquisition, NAICC acquired net assets with a fair value of approximately $1.1 million resulting in $1.8 million of cost in excess of net assets acquired which is being amortized over periods not exceeding more than 20 years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     1.  GENERAL

     Danielson Holding Corporation ("DHC") is organized as a holding company with substantially all of its operations conducted by subsidiaries (collectively with DHC, the "Company"). DHC, on a parent-only basis, has limited continuing expenditures for rent and administrative expenses and derives revenues primarily from investment returns on portfolio securities. Therefore, the analysis of the Company's financial condition is generally done on an operating subsidiary basis.


     2.  RESULTS OF NAICC'S OPERATIONS

     The operations of DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in specialty property and casualty insurance.

Property and Casualty Insurance Operations

     Net earned premiums for the three and six months ended June 30, 1996 were $9.2 million and $18.1 million, respectively. Net earned premiums for the three and six months ended June 30, 1995 were $16.8 million and $35.3 million, respectively. Net written premiums were $8.8 million and $17.8 million for the three and six months ended June 30, 1996, respectively. Net written premiums were $15.2 million and $32.9 million for the three and six months ended June 30, 1995, respectively. The decrease in net written premiums is attributable to a decline in workers' compensation business in California, discussed below. The decrease in earned premiums is directly related to the decline in written premiums.

     Net written premiums for workers' compensation were $7.9 million and $23.9 million for the six months of 1996 and 1995, respectively. This decrease is attributable to significantly increased competition in the California workers' compensation line of business since the beginning of 1995 resulting in pricing at rates below a level necessary to achieve an underwriting profit. It is the policy of NAICC to underwrite business that is expected to yield an underwriting profit. As a result, NAICC's new and renewal policy count decreased significantly in 1995 and continued to decrease during the first six months of 1996.

     Net written premiums for NAICC's non-standard private passenger automobile insurance line of business were $7.7 million and $8.0 million for the six months ended June 30, 1996 and 1995, respectively. In the first six months of 1996, the private passenger automobile line represented 43% of total net written premiums, up from 24% in the first six months of 1995. NAICC continues to cede 50% of its private passenger automobile business to a major reinsurance company under a quota reinsurance agreement.

     Net investment income was $5.3 million and $5.8 million for the six months ended June 30, 1996 and 1995, respectively. This decline is the result of a decrease in NAICC's investment portfolio.

     Net losses and loss adjustment expenses ("LAE") were $6.8 million and $13.5 million for the three and six months ended June 30, 1996, respectively. The resulting net loss and LAE ratios were 74.3% and 78.2%, respectively, for the six months ended June 30, 1996 and 1995. The decrease in the net loss and LAE ratio in 1996 is due to the shift toward automobile business which has a lower loss and LAE ratio than the workers' compensation business.

     Policy acquisition costs were $4.9 million and $7.6 million for the six months ended June 30, 1996 and 1995, respectively. The decrease is a direct result of the decline in net earned premiums. As a percent of net earned premiums, policy acquisition expenses were 27.3% and 21.6% for the six months ended June 30, 1996 and 1995, respectively. The increase in the policy acquisition expense ratio in 1996 is primarily the result of workers' compensation premiums declining more than certain underwriting expenses of policy acquisition costs.

     General and administrative expenses were $3.1 million and $3.4 million for the six months ended June 30, 1996 and 1995, respectively. These expenses are fixed or semi-variable in nature and have declined slightly as a result of certain cost reductions.

     Policyholder dividends for the six months ended June 30, 1996 were $87,000, as compared with $137,000 during the first six months of 1995. The decrease in policyholder dividends is attributable to the decline in workers' compensation earned premiums.

     Net income for the three and six months ended June 30, 1996 was $1.2 million and $2.3 million, respectively, compared to net income of $1.6 million and $3.1 million, respectively, for the same periods in 1995. The combined ratios were 119.5% and 110.7% for the six months ended June 30, 1996 and 1995, respectively. Net income has declined from 1995 due to the decline in premium revenue and a decline in investment income.

Cash Flow from Insurance Operations

     Cash used in operations was $12.6 million for the six months ended June 30, 1996 as compared to cash provided by operations of $1.1 million for the six months ended June 30, 1995. The increase in cash used in operations is primarily due to the payment of losses and LAE related to prior years while workers' compensation premiums written have declined. Overall cash and invested assets, at market value, at June 30, 1996 were $149 million, compared to $170 million at December 31, 1995.

Liquidity and Capital Resources

     The Company's insurance subsidiaries require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The primary sources of funds to meet these obligations are premium revenues, investment income, recoveries from reinsurance and, if required, the sale of invested assets. NAICC's investment policy guidelines require that all liabilities be matched by a comparable amount of investment grade invested assets. Premiums written continue to be supported by adequate statutory capital and surplus. The ratio of (annualized) net written premiums to statutory surplus was .8 to 1 for the six months ended June 30, 1996. Management of NAICC believes that NAICC has both adequate capital resources and sufficient reinsurance to meet any unforeseen events such as natural catastrophes, reinsurer insolvencies or possible reserve deficiencies.


     3.   RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS

     The operations of DHC's Danielson Trust Company ("Danielson Trust") subsidiary are comprised of trust and fiduciary services.

Trust and Fiduciary Services Operations

     Total fee income was $1.1 million and $2.2 million, respectively, for the three and six months ended June 30, 1996, reflecting a decrease of 3.2% and 1.2%, respectively, from the 1995 comparable periods. Fee income for the three months ended June 30, 1996, as compared with the same period in 1995, reflects flat revenue performance from the retirement services and private trust lines of business with a 27.4% decrease in custody services fees.

     Net investment income was $26,000 and $52,000 for the three and six months ended June 30, 1996, respectively, as compared to $26,000 and $62,000 for the three and six months ended June 30, 1995, respectively. Net investment income for the first six months of 1996 decreased from the same period in 1995 because average invested assets during such period in 1996 were less than average invested assets during the same period in 1995.

     General and administrative expenses were $2.6 million and $3.0 million for the six months ended June 30, 1996 and 1995, respectively. The decrease in expenses for the first six months of 1996 from the comparable period in 1995 reflects reduced staffing and data processing expenses, as well as other operating efficiencies. As a result of the decrease in expenses, Danielson Trust's net loss for the six months ended June 30, 1996 was $244,000, compared to a net loss of $698,000 in the same period of 1995. The net loss from operations for the three months ended June 30, 1996 was approximately $163,000 compared to a net loss from operations of $328,000 for the same period in 1995.

Cash Flow from Trust Operations

     Cash used in trust operating activities for the six months ended June 30, 1996 and 1995 was $256,000 and $805,000, respectively. The decrease in cash used in trust operating activities in the first six months of 1996 from the same period in 1995 is primarily attributable to cost reductions and operating efficiencies. Overall cash and invested assets, at fair value, at June 30, 1996 were $1.7 million, compared to $1.8 million at December 31, 1995.

Liquidity and Capital Resources:

     Danielson Trust requires liquid assets to meet the working capital needs of its continuing business. The primary source of these liquid assets are fees charged to Danielson Trust's trust clients. Effective March 31, 1996, DHC forgave the entire principal balance of a $300,000 unsecured note from Danielson Trust and accrued interest as of January 1, 1996, and converted such amount into additional paid-in capital of Danielson Trust. During the second quarter of 1996, DHC forgave $38,000 of receivables for expenses that were paid by DHC on behalf of Danielson Trust and made an additional capital contribution of $120,000. Such amounts were converted into additional paid-in-capital. As of January 1, 1996, DHC agreed to make an additional unsecured loan to Danielson Trust in the principal amount of $600,000, bearing interest at the rate of prime plus 1%, and to consider making additional such loans in the aggregate amount of $600,000 upon request of Danielson Trust. As of the date hereof, Danielson Trust has not borrowed any amount under such loan agreement. To the extent that timing differences exist between the collection of revenue and the actual payment of expenses, or where revenues generated by Danielson Trust's business are insufficient to cover its expenses or to maintain compliance with regulatory capital requirements, the primary sources of funds to meet those obligations would be the sale of short term investments, additional intercompany loans or parent company capital contributions or financing provided by a third party.

     In accordance with California banking regulations, Danielson Trust has pledged assets having a fair value of $618,000 as of June 30, 1996 to the State of California as a reserve in connection with certain types of fiduciary appointments, the maximum amount of such reserves that may be required. State banking laws also regulate the nature of trust companies' investments of contributed capital and surplus, and generally restrict such investments to debt type investments in which banks also are permitted to invest. In order to satisfy such regulations, a majority of Danielson Trust's investments are in U.S. Government obligations and, as of the six months ended June 30, 1996, Danielson Trust was in compliance with the foregoing requirements.

     On January 31, 1996, following approval of the California State Banking Department, Danielson Trust sold substantially all of the fiduciary accounts administered by its Santa Barbara branch to The Bank of Montecito (now known as Montecito Bank and Trust). In connection with the sale, in January 1996, Danielson Trust recognized a gain of $32,874.


     4.   RESULTS OF DHC'S OPERATIONS

Cash Flow from Parent-Only Operations

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the six months ended June 30, 1996 and 1995, cash used in parent-only operating activities was $1,242,000, and $904,000, respectively. The increase in cash used in the first six months of 1996 from the same period in 1995 was primarily attributable to the payment of expenses related to the terminated proposed Merger with Midland. Such payments made during the second quarter of 1996 were $377,000. Management expects the remaining $1.9 million to be paid during the last six months of 1996. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Cash Flow from Insurance Operations" and "3. RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS, Cash Flow from Trust Operations."

Liquidity and Capital Resources

     At June 30, 1996, cash and investments of the Company (excluding NAICC and Danielson Trust) were approximately $9.7 million, compared to $11 million at December 31, 1995. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. The decrease is also due to the capital contribution made to Danielson Trust and the payment of expenses related to the terminated proposed Merger with Midland. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources" and "3. RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS, Liquidity and Capital Resources."

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

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a) No exhibits are required to be filed with this Report.

         (b) During the quarter for which this Report is filed, DHC filed no reports on Form 8-K.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 1996


                                DANIELSON HOLDING CORPORATION
                                          (Registrant)



                                By: /s/ DAVID BARSE
                                    -----------------------------------------
                                        David Barse
                                        President & Chief Operating Officer



                                By: /s/ MICHAEL CARNEY
                                    -----------------------------------------
                                        Michael Carney
                                        Chief Financial Officer