Form 10-Q
period 1996-09-30
DANIELSON HOLDING CORP
filed 1996-11-14
CIK 225648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

     Class                                   Outstanding at November 5, 1996
Common Stock, $0.10 par value                     15,360,238 shares




                               Cover page 1 of 13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
             (In thousands, except share and per share information)
                                   (Unaudited)

                                                                         For the Three Months     For the Nine Months
                                                                          Ended September 30,     Ended September 30,
                                                                          -------------------     -------------------
                                                                             1996        1995        1996        1995
                                                                             ----        ----        ----        ----
REVENUES:

     Gross premiums earned ...........................................   $ 12,457    $ 17,647    $ 38,406    $ 61,261
     Ceded premiums earned ...........................................     (3,683)     (3,884)    (11,506)    (12,195)
                                                                         --------    --------    --------    --------
     Net premiums earned .............................................      8,774      13,763      26,900      49,066

     Net investment income ...........................................      2,458       2,986       8,083       9,077
     Net realized investment gains (losses) ..........................         (3)        157          66         116
     Other income ....................................................        222         529         710       1,366
                                                                         --------    --------    --------    --------

          TOTAL REVENUES .............................................     11,451      17,435      35,759      59,625
                                                                           ------      ------      ------      ------

LOSSES AND EXPENSES:

   Gross losses and loss adjustment expenses .........................     10,327      15,010      30,876      48,858
   Ceded losses and loss adjustment expenses .........................     (3,796)     (4,142)    (10,884)    (10,421)
                                                                         --------    --------    --------    --------
   Net losses and loss adjustment expenses ...........................      6,531      10,868      19,992      38,437

   Policyholder dividends ............................................        -           -            88         137
   Policy acquisition expenses .......................................      2,245       3,034       7,191      10,673
   Expenses in connection with terminated
         proposed acquisition ........................................       (471)        -         1,849         -
   Nonrecurring compensation .........................................      1,272         -         1,272         -
   General and administrative expenses ...............................      2,035       2,354       6,367       6,941
                                                                         --------    --------    --------    --------

         TOTAL LOSSES AND EXPENSES ...................................     11,612      16,256      36,759      56,188
                                                                           ------      ------      ------      ------

Income (loss) from continuing operations
  before provision for income taxes ..................................       (161)      1,179      (1,000)      3,437
Income tax provision .................................................         17          51          36         144
                                                                         --------    --------    --------    --------

NET INCOME (LOSS) FROM
   CONTINUING OPERATIONS .............................................   $   (178)   $  1,128    $ (1,036)   $  3,293

DISCONTINUED OPERATIONS:

Net income (loss) from operations ....................................          2        (260)       (243)     (1,033)
Loss on disposal .....................................................     (1,662)        -        (1,662)        -
                                                                         --------    --------    --------    --------

NET INCOME (LOSS) ....................................................   $ (1,838)   $    868    $ (2,941)   $  2,260
                                                                         ========    ========    ========    ========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
         AND COMMON EQUIVALENT SHARE:

       Continuing operations .........................................   $   (.01)   $    .07    $   (.07)   $    .21
       Discontinued operations:
           Loss from operations ......................................        -          (.02)       (.01)       (.07)
           Estimated loss on disposal ................................       (.11)        -          (.11)        -
                                                                         --------    --------    --------    --------

       Total .........................................................   $   (.12)   $    .05    $   (.19)   $    .14
                                                                         ========    ========    ========    ========

     See accompanying Notes to Consolidated Financial Statements.
                                    Page - 2

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (In thousands, except share and per share information)


                                                                                      September 30, 1996   December 31,
                                                                                          (Unaudited)        1995
                                                                                          -----------        ----
ASSETS:
   Fixed maturities:
   Available-for-sale at fair value
        (Cost: $148,978 and $166,365) .....................................................   $ 147,703    $ 171,167
   Equity securities, at fair value (Cost: $256 and $256) .................................         561          629
   Short term investments, at cost which
       approximates fair value ............................................................       2,190        8,467
                                                                                              ---------    ---------

       TOTAL INVESTMENTS ..................................................................     150,454      180,263

   Cash ...................................................................................         900          336
   Accrued investment income ..............................................................       1,987        2,712
   Premiums and fees receivable, net of allowances
       of $206 and $153 ...................................................................       5,951        8,593
   Reinsurance recoverable on paid losses, net of allowances
       of $388 and $388 ...................................................................       3,138        1,828
   Reinsurance recoverable on unpaid losses, net of
       allowances of $425 and $425 ........................................................      22,460       21,112
   Prepaid reinsurance premiums ...........................................................       2,526        2,226
   Property and equipment, net of accumulated depreciation
       of $7,005 and $6,632 ...............................................................       3,149        3,708
   Deferred acquisition costs .............................................................         904        1,045
   Excess of cost over net assets acquired ................................................       1,709          -
   Other assets ...........................................................................         846          663
   Net assets of discontinued operations held for sale ....................................       2,950        4,410
                                                                                              ---------    ---------

       TOTAL  ASSETS ......................................................................   $ 196,974    $ 226,896
                                                                                              =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY:
   Unpaid losses and loss adjustment expenses .............................................   $ 114,946    $ 137,406
   Unearned premiums ......................................................................       8,150        8,563
   Policyholder dividends .................................................................       4,561        4,664
   Reinsurance premiums payable ...........................................................       2,038        1,707
   Funds withheld on ceded reinsurance ....................................................       1,471        1,534
   Other liabilities ......................................................................       5,093        3,201
                                                                                              ---------    ---------

       TOTAL LIABILITIES ..................................................................     136,259      157,075


   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding) ....................................         -            -
   Common stock ($0.10 par value; authorized
       20,000,000 shares; issued 15,370,894 shares;
       outstanding 15,360,238 and 15,360,255 shares) ......................................       1,537        1,537
   Additional paid-in capital .............................................................      46,131       46,131
   Net unrealized gain (loss) on available-for-sale securities ............................        (970)       5,195
   Retained earnings ......................................................................      14,083       17,024
   Treasury stock (Cost of 10,656 and 10,639 shares) ......................................         (66)         (66)
                                                                                              ---------    ---------

       TOTAL STOCKHOLDERS' EQUITY .........................................................      60,715       69,821
                                                                                              ---------    ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................   $ 196,974    $ 226,896
                                                                                              =========    =========

          See accompanying Notes to Consolidated Financial Statements.
                                    Page - 3

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                             September 30, 1996
                                                                                             ------------------
COMMON STOCK
   Balance, beginning of year ...............................................................   $      1,537
                                                                                                ------------
   Balance, end of period ...................................................................          1,537
                                                                                                ------------

ADDITIONAL PAID-IN CAPITAL
   Balance, beginning of year ...............................................................         46,131
                                                                                                ------------
   Balance, end of period ...................................................................         46,131
                                                                                                ------------

NET UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE
   SECURITIES
   Balance, beginning of year ...............................................................          5,195
   Net (decrease) ...........................................................................         (6,165)
                                                                                                ------------
   Balance, end of period ...................................................................           (970)
                                                                                                ------------

RETAINED EARNINGS
   Balance, beginning of year ...............................................................         17,024
   Net loss .................................................................................         (2,941)
                                                                                                ------------
   Balance, end of period ...................................................................         14,083
                                                                                                ------------

TREASURY STOCK
   Balance, beginning of year ...............................................................            (66)
                                                                                                ------------
   Balance, end of period ...................................................................            (66)
                                                                                                ------------

       TOTAL STOCKHOLDERS' EQUITY ...........................................................   $     60,715
                                                                                                ============


COMMON STOCK, SHARES
   Balance, beginning of year ...............................................................     15,370,894
                                                                                                  ----------
   Balance, end of period ...................................................................     15,370,894
                                                                                                ============

TREASURY STOCK, SHARES
   Balance, beginning of year ...............................................................         10,639
   Purchased during year ....................................................................             17
                                                                                                ------------
   Balance, end of period ...................................................................         10,656
                                                                                                ============

          See accompanying Notes to Consolidated Financial Statements.
                                    Page - 4

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                                                                    For the Nine Months
                                                                                                    Ended September 30,
                                                                                                    -------------------
                                                                                                       1996        1995
                                                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations ................................................   $ (1,036)   $  3,293
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Net realized investment gains ...............................................................        (66)       (116)
   Depreciation and amortization ...............................................................        654       1,146
   Change in accrued investment income .........................................................        725         645
   Change in premiums and fees receivable ......................................................      2,642       6,329
   Change in reinsurance recoverables ..........................................................     (1,310)      1,915
   Change in reinsurance recoverable on unpaid losses ..........................................     (1,348)     (1,879)
   Change in prepaid reinsurance premiums ......................................................       (300)       (154)
   Change in deferred acquisition costs ........................................................        141         886
   Change in unpaid losses and loss adjustment expenses ........................................    (22,460)     (5,710)
   Change in unearned premiums .................................................................       (413)     (4,313)
   Change in policyholder dividends payable ....................................................       (103)     (1,520)
   Change in reinsurance payables and funds withheld ...........................................        268        (759)
   Other, net ..................................................................................      1,045      (2,152)
                                                                                                   --------    --------
      Net cash (used in) operating activities ..................................................    (21,561)     (2,389)
                                                                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales:
      Fixed income maturities available-for-sale ...............................................      8,038       2,136
   Investments, matured or called:
      Fixed income maturities held-to-maturity .................................................        -        15,468
      Fixed income maturities available-for-sale ...............................................     25,945       7,732
   Investments purchased:
      Fixed income maturities available-for-sale ...............................................    (16,547)    (22,903)
   Acquisition of Valor Insurance Company (net of cash and short
      term investments of $1,461) ..............................................................     (1,450)        -
   Purchases of other investments ..............................................................        -          (105)
   Proceeds from sale of property and equipment ................................................        110         -
   Purchases of property and equipment .........................................................       (128)       (316)
                                                                                                   --------    --------
      Net cash provided by investing activities ................................................     15,968       2,012
                                                                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of stock options ................................................................        -          (286)
                                                                                                   --------    --------
      Net (cash used in) financing activities ..................................................        -          (286)
                                                                                                   --------    --------

      Net cash (used ) by continuing operations ................................................     (5,593)       (663)
   Net cash (used) by discontinued operations ..................................................       (120)        -
                                                                                                   --------    --------
   Net decrease in cash and short term investments .............................................     (5,713)       (663)
   Cash and short term investments at beginning of year ........................................      8,803       3,132
                                                                                                   --------    --------
   Cash and short term investments at end of period ............................................   $  3,090    $  2,469
                                                                                                   ========    ========

          See Accompanying Notes to Consolidated Financial Statements.
                                    Page - 5

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1)       BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1995 and its Quarterly Report on Form 10-Q for the three months ended June 30, 1996. Certain prior year amounts have been reclassified to conform to current year presentation.


2)       PER SHARE DATA

         Earnings per share are based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, whether or not currently exercisable. Such average shares outstanding were 15,994,838 for the three months ended September 30, 1995 and 16,014,207 for the nine months ended September 30, 1995. Loss per share is calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options. Such average shares outstanding were 15,360,252 and 15,360,254 for the three and nine months ended September 30, 1996, respectively.


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


4)       EXPENSES IN CONNECTION WITH TERMINATED PROPOSED ACQUISITION

         On February 26, 1996, DHC signed an Agreement and Plan of Merger (the "Merger") with Midland Financial Group, Inc. ("Midland"). On April 24, 1996, DHC and Midland filed a joint proxy statement with the Securities and Exchange Commission which provided for, among other things, Midland to be merged into a subsidiary of DHC. As a result of the deaths of key executives of DHC and Midland in the crash of TWA Flight 800, DHC and Midland signed a Termination Agreement for the Merger on July 24, 1996, and it is DHC's intention to deregister the shares related to the proposed Merger. The amounts expensed are amounts paid and accrued for that relate directly to the proposed Merger and include (without limitation) regulatory filing fees, legal expenses, accounting expenses, printing costs, fairness opinion expenses and investment banking fees. During the three months ended September 30, 1996, management negotiated a reduction of certain of these expenses that had been accrued for and not yet paid as of June 30, 1996. The discounts received from investment banking, legal, accounting and printing vendors resulted in a credit of $471,000 for the three months ended September 30, 1996.

                                    Page - 6

5)       DISCONTINUED OPERATIONS

     In September 1996, DHC's board of directors approved a plan to dispose of its trust and fiduciary services subsidiary, Danielson Trust Company ("Danielson Trust"). On October 10, 1996, DHC entered into an agreement with North American Trust Company ("North American") pursuant to which DHC will sell 100% of the common stock of Danielson Trust to North American for $3,000,000 in cash. The sale is expected to close by December 31, 1996, subject to various conditions, including the receipt of regulatory approvals. DHC estimates that approximately $50,000 in professional fees and other expenses will be incurred in relation to the sale.

         Trust and Fiduciary Services is a separate segment of DHC and as a result, the net income (loss) and loss on disposal of Danielson Trust are reported herein as discontinued operations. The related net assets held for sale are as follows:

                                                                 September 30,   December 31,
                                                                     1996           1995
                                                                     ----           ----
         Assets:
           Cash and investments ...................................   $1,667        $1,800
           Excess cost over net assets acquired ...................    2,525         2,753
           Receivables and other assets ...........................    1,381           885
                                                                      ------        ------
                  Total assets ....................................    5,573         5,438

         Liabilities:
           Accrued liabilities ....................................   $  961        $1,028
           Estimated loss on disposal .............................    1,662           -
                                                                      ------        ------
                  Total liabilities ...............................    2,623         1,028
                                                                      ------        ------
                  Net Assets ......................................   $2,950        $4,410
                                                                      ======        ======

         Summarized operating results of Danielson Trust are as follows:

                                                For the Three Months       For the Nine Months
                                                Ended September 30,        Ended September 30,
                                                -------------------        -------------------
                                                1996          1995         1996          1995
                                                ----          ----         ----          ----
        Revenues ..........................    $ 1,162      $ 1,128      $ 3,493       $ 3,401
                                               -------      -------      -------       -------
        General and administrative expenses      1,160        1,388        3,736         4,434
                                               -------      -------      -------       -------
        Net loss ...........................   $     2      $  (260)     $  (243)      $(1,033)
                                               =======       =======      =======       =======

6)   NONRECURRING COMPENSATION

         In recognition of the deaths of C. Kirk Rhein, Jr. and William Story, the Company has contracted to pay death benefits, monthly, over a period of three years, commencing August 1, 1996. Such amounts were expensed in August 1996 based on their estimated present value. DHC has also contracted to pay severance benefits over the course of one year, commencing August 1, 1996, in connection with the resignation of certain former employees. Such amounts were expensed in full in August 1996.


                                    Page - 7

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

Property and Casualty Insurance Operations

                  Net earned premiums for the three and nine months ended September 30, 1996 were $8.8 million and $26.9 million, respectively. Net earned premiums for the three and nine months ended September 30, 1995 were $13.8 million and $49.1 million, respectively. Net written premiums were $8.4 million and $26.2 million for the three and nine months ended September 30, 1996, respectively. Net written premiums were $11.8 million and $44.6 million for the three and nine months ended September 30, 1995, respectively. The decreases in written premiums are attributable to declines in workers' compensation business in California, discussed below. The decreases in earned premiums are directly related to the decline in written premiums.

         Net written premiums for workers' compensation were $11.6 million and $31.8 million for the nine months of 1996 and 1995, respectively. This decrease is attributable to significantly increased competition in the California workers' compensation line of business since the beginning of 1995 resulting in pricing at rates below a level necessary to achieve an underwriting profit. It is the policy of NAICC to underwrite business that is expected to yield an underwriting profit. As a result, NAICC's in force new and renewal California workers' compensation policy count decreased significantly in 1995 and continued to decrease during 1996. The number of workers' compensation policies in force were 2,884 and 4,840 at September 30, 1996 and 1995, respectively. While workers' compensation premium in California continues to be very price competitive, there are fewer insurance companies willing to price workers' compensation insurance below a level necessary to achieve an underwriting profit, which NAICC hopes will allow this business to stabilize. NAICC has taken actions designed to increase its workers' compensation premium in states beyond California, primarily in the Northwest, although there can be no assurance that such efforts will be successful.

                                    Page - 8

         Net written premiums for NAICC's non-standard private passenger automobile insurance line of business were $11.1 million and $11.3 million for the nine months ended September 30, 1996 and 1995, respectively. Net written premiums in the private passenger automobile line represented 42% and 25% of total net written premiums in the nine months ended September 30, 1996 and 1995, respectively. NAICC continues to cede 50% of its private passenger automobile business to a major reinsurance company under a quota reinsurance agreement. NAICC expects modest growth in this line.

         Net written premiums for NAICC's non-standard commercial automobile program were $3.5 million and $1.5 million for the nine months ended September 30, 1996 and 1995, respectively. NAICC has placed more emphasis and resources on marketing its non-standard commercial automobile premium program and hopes to significantly increase its premium.

         Net investment income was $7.7 million and $8.6 million for the nine months ended September 30, 1996 and 1995, respectively. The decline is the result of a decrease in NAICC's investment portfolio. Average invested assets were $153.2 million and $167.5 million during the nine months ended September 30, 1996 and 1995, respectively. The investment portfolio has declined in 1996 due to the payment of losses and loss adjustment expenses related to prior years while premium written for workers' compensation has declined.

         Net losses and loss adjustment expenses ("LAE") were $20 million and $38.4 million for the nine months ended September 30, 1996 and 1995, respectively. The resulting net loss and LAE ratios were 74.3% and 78.3%, respectively, in those periods. The decrease in the net loss and LAE ratio in 1996 is due to the continued shift toward automobile business which has a lower loss and LAE ratio than the worker's compensation business.

         Policy acquisition costs were $7.2 million and $10.7 million for the nine months ended September 30, 1996 and 1995, respectively. The decrease is a direct result of the decline in net earned premiums. As a percentage of net earned premiums, policy acquisition expenses were 26.7% and 21.8% for the nine months ended September 30, 1996 and 1995, respectively. The increase in the policy acquisition expense ratio in 1996 is primarily the result of workers' compensation premiums declining more than the fixed underwriting expenses component of policy acquisition costs. NAICC has maintained a greater capacity to write workers' compensation insurance and the related costs in anticipation of more profitable pricing in the near future.

         General and administrative expenses were $4.5 million and $5.2 million for the nine months ended September 30, 1996 and 1995, respectively. These expenses are fixed or semi-variable in nature and have declined as a result of efforts to reduce or contain all such costs.

         Policyholder dividends for the nine months ended September 30, 1996 and 1995 were $88,000, and $137,000, respectively. The decrease in policyholder dividends is attributable to the decline in workers' compensation earned premiums.

         Net income for the three and nine months ended September 30, 1996 was $698,000 and $3 million respectively. Net income for the three and nine months ended September 30, 1995 was $1.5 million and $4.6 million respectively. The combined ratios were 120% and 110.9% for the nine months ended September 30, 1996 and 1995, respectively. Net income has declined from 1995 due to the decline in premium revenue and the decline in investment income.

Cash Flow from Insurance Operations

     Cash used in operations was $18.5 million and $1.3 million for the nine months ended September 30, 1996 and 1995 respectively. The increase in cash used in operations is primarily due to the payment of losses and LAE related to prior years while workers' compensation premiums written have declined. Overall cash and invested assets, at market value, at September 30, 1996 were $143.5 million, compared to $169.6 million at December 31, 1995.


                                    Page - 9

Liquidity and Capital Resources

         The Company's insurance subsidiaries require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The primary sources of funds to meet these obligations are premium revenues, investment income, recoveries from reinsurance and, if required, the sale of invested assets. NAICC's investment policy guidelines require that all liabilities be matched by a comparable amount of investment grade invested assets. Premiums written continue to be supported by adequate statutory capital and surplus. The ratio of (annualized) net written premiums to statutory surplus was .7 to 1 for the nine months ended September 30, 1996. Management of NAICC believes that NAICC has both adequate capital resources and sufficient reinsurance to meet any unforeseen events such as natural catastrophes, reinsurer insolvencies or possible reserve deficiencies.


         3.       RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS

         The operations of DHC's Danielson Trust Company ("Danielson Trust") subsidiary are comprised of trust and fiduciary services.

Sale of Danielson Trust

         DHC has contracted to sell Danielson Trust because it was not in management's long-term plans to remain in the Trust business and a transaction could be effected timely and efficiently. On October 10, 1996, DHC entered into an agreement with North American Trust Company ("North American") pursuant to which DHC will receive $3,000,000 in cash in exchange for 100% of the common stock of Danielson Trust. The sale is expected to close by December 31, 1996, subject to various conditions, including the receipt of regulatory approvals. DHC expects to realize a loss on disposal of approximately $1.7 million.


Trust and Fiduciary Services Operations

         Danielson Trust's net loss from operations for the nine months ended September 30, 1996 was $243,000, compared to a net loss of $1 million in the same period of 1995. The net income from operations for the three months ended September 30, 1996 was approximately $2,000 compared to a net loss from operations of $260,000 for the same period in 1995. The decrease in net loss during the nine months ended September 30, 1996, and the increase in net income for the three months ended September 30, 1996, are the result of the continued efforts of Danielson Trust to reduce staffing and data processing expenses, as well as other operating efficiencies.

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

                                   Page - 10

         In accordance with California banking regulations, Danielson Trust has pledged assets having a par value of $625,000 as of September 30, 1996 to the State of California as a reserve in connection with certain types of fiduciary appointments, the maximum amount of such reserves that may be required. State banking laws also regulate the nature of trust companies' investments of contributed capital and surplus, and generally restrict such investments to debt type investments in which banks also are permitted to invest. In order to satisfy such regulations, a majority of Danielson Trust's investments are in U.S. Government obligations and, as of the nine months ended September 30, 1996, Danielson Trust was in compliance with the foregoing requirements.


         4.       RESULTS OF DHC'S OPERATIONS

Parent-Only Operations

               Net loss for the three and nine months ended September 30, 1996 was $876,000 and $4 million, respectively, as compared to a net loss of $390,000 and $1.3 million for the three and nine months ended September 30, 1995, respectively. The increase in net loss for the periods ended September 30, 1996 from the same periods in 1995 is primarily due to the expenses incurred as a result of the termination of DHC's proposed Merger with Midland. Such expenses amounted to $1.8 million. The increase in net loss is also due to an $820,000 accrual and partial payment of a death benefit for C. Kirk Rhein, Jr. and severance benefits in connection with the resignation of certain former employees of DHC.

Cash Flow from Parent-Only Operations

         Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the nine months ended September 30, 1996 and 1995, cash used in parent-only operating activities was $3.1 million and $1.1 million, respectively. The increase in cash used was primarily attributable to the payment of expenses related to the terminated proposed Merger with Midland. Such payments made during the nine months ended September 30, 1996 amounted to $1.8 million. For information regarding DHC's operating subsidiary's cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Cash Flow from Insurance Operations."

Liquidity and Capital Resources

     At September 30, 1996, cash and investments of the Company (excluding NAICC and Danielson Trust) were approximately $7.8 million, compared to $11 million at December 31, 1995. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. The decrease is also due to the payment of expenses related to the terminated proposed Merger with Midland. For information regarding DHC's subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources" and "3. RESULTS OF DANIELSON TRUST COMPANY'S OPERATIONS, Liquidity and Capital Resources."


                                   Page - 11

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

              (b) During the quarter for which this Report is filed, the registrant filed one report on Form 8-K dated July 31, 1996, which reported on the Registrant's termination of the Merger with Midland and certain changes in management.

                                   Page - 12

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 14, 1996


                             DANIELSON HOLDING CORPORATION
                                    (Registrant)



                              By:    /s/    DAVID BARSE
                                   --------------------------------------------
                                            David Barse
                                            President & Chief Operating Officer



                              By:    /s/    MICHAEL CARNEY
                                   --------------------------------------------
                                            Michael Carney
                                            Chief Financial Officer