Form 10-K
period 1996-12-31
DANIELSON HOLDING CORP
filed 1997-03-28
CIK 225648

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 1-6732

                                      OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         DANIELSON HOLDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-6021257
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)


 767 THIRD AVENUE, NEW YORK, NEW YORK                10017-2023
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 888-0347

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:    NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                              ON WHICH REGISTERED
         -------------------                            -----------------------
       Common Stock, $0.10 par value................... American Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  At March 20, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was $100,584,806.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                 OUTSTANDING AT MARCH 20, 1997
                -----                 -----------------------------
       Common Stock, $0.10 par value        15,360,238 shares

  The following documents have been incorporated by reference herein:

  1996 Annual Report to Stockholders, as indicated herein (Parts I and II)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

                                 INTRODUCTION

  Danielson Holding Corporation ("DHC" or "Registrant") is a holding company incorporated in Delaware, having separate subsidiaries (collectively with DHC, the "Company") offering a variety of insurance products and, until recently, trust and investment management services. It is DHC's intention to continue to grow by developing business partnerships and making strategic acquisitions. The largest subsidiary of DHC is its indirectly wholly-owned California insurance company, National American Insurance Company of California ("NAICC"). NAICC writes workers' compensation, non-standard private passenger and commercial automobile insurance in the western United States, primarily California.

  Until December 31, 1996, DHC also owned a California trust company subsidiary, Danielson Trust Company ("Danielson Trust"), which formerly was known, prior to November 13, 1993, as HomeFed Trust. In February 1994, Danielson Trust acquired the assets of the Western Trust Services division of Grossmont Bank. On December 31, 1996, DHC consummated the sale of Danielson Trust to North American Trust Company. See Note 5 of the Notes to Consolidated Financial Statements.

  As part of DHC's ongoing corporate strategy, DHC has continued to seek ways to acquire profitable businesses and/or to expand its presence in the financial services industry in a manner that will both complement its existing operations and enable DHC to earn an attractive return on investment. During 1996, DHC entered into an agreement to acquire, by merger, Midland Financial Group, Inc. ("Midland"). As a result of the crash of TWA Flight 800, in which the President of DHC, the President of NAICC and the President of Midland were killed, the proposed merger with Midland was terminated by the mutual consent of DHC and Midland. See Note 3 of the Notes to Consolidated Financial Statements.

  On January 15, 1997, DHC entered into a letter of intent with The Progressive Corporation ("Progressive") pursuant to which it was proposed that DHC sell to Progressive 11 million newly issued shares of Common Stock of DHC for consideration having a value of $6.60 per share. Progressive would then have owned a 42% interest in DHC. On March 10, 1997, Progressive informed DHC that, for "internal Progressive reasons", it was terminating its discussions with DHC.

  DHC retained cash and investments at the holding company level of $10.1 million at December 31, 1996. Total book liabilities of DHC at the same date were $785,000.

  The Company will report, as of the end of its 1996 tax year, aggregate consolidated net operating tax loss carryforwards ("NOLs") for Federal income tax purposes of approximately $1.34 billion. These losses will start to expire in 1998 unless utilized prior thereto. See Note 11 of the Notes to Consolidated Financial Statements.

                           DESCRIPTION OF BUSINESSES

  Set forth below is a description of the business operations of the Company's insurance services business.

  DHC's wholly-owned subsidiary, NAICC, is a California corporation engaged in writing workers' compensation, non-standard private passenger and commercial automobile insurance in the western states, primarily California. NAICC is a third tier subsidiary of DHC. NAICC's immediate parent corporation is KCP Holding Company ("KCP"). KCP is wholly-owned by Mission American Insurance Company ("MAIC"), which in turn is wholly-owned by DHC.

  NAICC's lines of business are described below.

 WORKERS' COMPENSATION INSURANCE

GENERAL

  Workers' compensation insurance policies provide coverage for workers' compensation benefits and employer's liability. The workers' compensation portion of the coverage provides for statutory benefits which employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses for vocational rehabilitation. The benefits payable and the duration of such benefits are prescribed by statute, and vary with the nature and severity of the injury or disease and the wages, occupation and age of the employee. The employer's liability portion of the coverage provides protection to an employer for its liability for losses suffered by its employees which are not included within the statutorily prescribed workers' compensation coverage. Policies are issued having a term of no more than one year.

  At December 31, 1996, NAICC had approximately 2,579 workers' compensation policies in force with an approximate average annual premium size of $5,344, compared to 3,844 and 7,183 policies in force with approximate average annual premium sizes of $6,201 and $9,566 at December 31, 1995 and 1994, respectively. NAICC's management believes the decrease in the policies in force in 1996 is attributable to significant price competition in the California workers' compensation market. In 1996, NAICC continued to price the renewals of its in-force California workers' compensation policies above the market level price. In doing so, its in-force policy count continued to decrease.

  In 1996, approximately 54 percent of NAICC's workers' compensation net premiums written were in the State of California. Effective January 1, 1995, a new "open rating" law replaced the old workers' compensation "minimum rate" law. The new open rating law significantly changed the way in which insurance companies price workers' compensation insurance in California. Under open rating, to obtain approval to use any workers' compensation rates in California, an insurer is required to file its proposed rates and rating plans with the California Department of Insurance (CDI). The CDI may disapprove a rate filing only if it finds that the rates are unfairly discriminatory, could threaten the solvency of the insurer, or could cause a single insurer, other than the California State Compensation Insurance Fund, to control more than 20% of the market.

  In response to developments affecting the market for workers' compensation insurance in California, NAICC has pursued a strategy of re-deploying its capital either in other specialty lines of insurance such as non-standard automobile insurance or in the workers' compensation line in geographic markets believed by NAICC to have greater potential for profitability than California. In furtherance of its strategy to write workers' compensation insurance in markets other than California, in June 1996, NAICC acquired Valor Insurance Company, Incorporated ("Valor"), a Montana-domiciled specialty insurance company that writes workers' compensation insurance policies. This acquisition has enabled NAICC to market workers' compensation insurance directly to employers in the State of Montana.

  Net written premiums for workers' compensation were $16.8 million, $38.2 million, and $77.2 million, in 1996, 1995, and 1994, respectively.

MARKETING

  NAICC writes workers' compensation insurance primarily in the states of California, Oregon, Arizona and Idaho through approximately 650 independent property and casualty insurance agents and brokers. NAICC does not write workers' compensation business through managing general agencies or general agencies and no independent agent produces more than 4.5 percent of the total premiums. The agency contracts provide authority to bind coverage within detailed underwriting guidelines set by NAICC. Valor markets workers' compensation insurance directly to Montana employers principally through contacts of its President. All business is produced and serviced through its home office in Billings, Montana.

  NAICC maintains five new business production offices located in Portland, Oregon, Phoenix, Arizona and San Francisco, Fresno, and Long Beach, California. The marketing and underwriting employees at these offices solicit and underwrite only new applications produced by independent agents. NAICC believes that its local presence allows it to better serve policyholders and independent agents. All other functions of policyholder service, renewal underwriting, policy issuance, premium collection and record retention are performed centrally at NAICC's home office in Long Beach, California.

  NAICC targets employers having operations that are classified as low to moderate hazard and that generally have payrolls under $1 million. Typically, annual premiums for employers in this payroll category are less than $25,000. Valor writes workers' compensation for employers of a wide range of hazard classifications, from banks to construction businesses, and targets the larger employers in the state of Montana.

UNDERWRITING

  NAICC maintains a disciplined approach to risk selection and pricing. In accordance with this policy, NAICC selects each prospective policyholder based on the characteristics of such risk and establishes premiums based on loss experience and risk exposure. NAICC's pricing policy is not driven by market share considerations.

  Rates, rating plans, policyholder dividend plans and policy forms are developed and filed by NAICC's underwriting personnel with the appropriate regulatory agency in each state in which NAICC operates. NAICC relies principally upon rates promulgated by either the Workers' Compensation Insurance Rating Bureau (WCIRB) or the National Council on Compensation Insurance, the statistical agent for other western states in which NAICC markets insurance.

  NAICC retains the first $500,000 of each workers' compensation loss and has purchased reinsurance for up to $99.5 million in excess of its retention, the first $4.5 million of which is placed with a major reinsurance company and the remaining $95 million of which is provided by 16 other companies.

CLAIMS

  Workers' compensation claims are received, reviewed, processed and paid by NAICC employees located in claims service offices in Portland, Oregon and Long Beach, California. Most of NAICC's policyholders are not of sufficient size or type to make a more specialized managed care approach to medical cost containment more cost effective.

 NON-STANDARD PRIVATE PASSENGER AUTOMOBILE INSURANCE

GENERAL

  NAICC began writing non-standard private passenger automobile insurance in California in July, 1993. NAICC writes this business through a general agent which uses over 700 sub-agents to obtain applications for policies. Policyholder selection is governed by underwriting guidelines established by NAICC. Non-standard risks are those segments of the driving public which generally are not considered "preferred" business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those who have been non-renewed or declined by another insurance company.

  Generally, non-standard premium rates are higher than standard premium rates and policy limits are lower than typical policy limits. NAICC's private passenger automobile policies provide maximum coverage of up to $15,000 per person, $30,000 per accident for liability for bodily injury and $10,000 per accident for liability for property damage. NAICC also writes physical damage coverages for up to $33,000 per vehicle. NAICC's management believes that it may achieve underwriting success as a result of refinement of various risk profiles, thereby dividing the non-standard market into more defined segments which can be adequately priced.

  The California Automobile Assigned Risk Plan (CAARP) provides state mandated minimum levels of automobile liability coverage to drivers whose driving records, or other relevant characteristics, make it difficult for them to obtain insurance in the voluntary market. NAICC does not expect to receive a material number of assignments arising from its non-standard private passenger automobile business and does not believe that the assignments will have a material adverse effect upon the profitability of this line of business.

  Net written premiums were $14.5 million, $15 million and $10.5 million in 1996, 1995 and 1994, respectively, for the non-standard private passenger automobile program. Until January 1, 1997, NAICC ceded 50 percent of its private passenger automobile business to a major reinsurance company under a quota share reinsurance agreement, at which time the agreement was amended to reduce the ceding percentage to 25 percent.

UNDERWRITING

  Insurers admitted in California are required to obtain prior approval of both rates and forms for most types of insurance, including non-standard personal automobile liability and physical damage insurance, from the CDI before being used as part of an insurance contract in California. NAICC periodically revises its forms and rates based upon demand and NAICC's historical experience. NAICC's general agent has authority through its agency contract, to use these forms and rates to bind new and renewal policies in accordance with NAICC's underwriting guidelines.

CLAIMS

  All automobile claims are handled by employees of NAICC at its home office in Long Beach, California. Claims are reported by agents, insureds and claimants directly to NAICC. Claims involving suspected fraud are referred to an in-house special investigation unit ("SIU") adjuster who manages a detailed investigation of these claims using outside investigative firms. When evidence of fraudulent activity is identified, the SIU adjuster works with the various state departments of insurance, the National Insurance Crime Bureau and local law enforcement agencies in handling the claims.

 COMMERCIAL AUTOMOBILE INSURANCE

GENERAL

  Automobiles used or owned by businesses that are used to further the purposes of those businesses are classified broadly as "commercial automobiles" for insurance purposes. The majority of automobiles owned or used by businesses are insured under policies that provide other coverages for the business, such as commercial multi-peril insurance. Standard insurers, however, often will not cover certain commercial automobiles because of the claims experience and/or the type of the business, or the use or the driver of the automobile.

  Businesses which are unable to insure a specific driver and businesses having vehicles not qualifying for commercial multi-peril insurance are typical NAICC insureds. Examples of these risks include drivers with more than one moving violation, one and two vehicle accounts, and specialty haulers, such as sand and gravel, farm vehicles and certain short haul common carriers. NAICC does not insure long haul truckers, trucks hauling logs, gasoline or similar higher hazard operations.

  NAICC's policies in force typically cover fleets of four or fewer automobiles. The current average annual premium of the policies in force is approximately $3,000. Approximately 45% of the policies provide both liability and physical damage coverage; most of the remainder provide liability insurance only.

  Net written premiums for commercial automobile were $4.8 million in 1996 and $2.1 million in each of 1995 and 1994. NAICC has increased its production efforts in commercial automobile by adding marketing representatives to this line as well as a vice president of marketing, which resulted in appointments of approximately fifty new agents in the last nine months of 1996. The increased marketing emphasis in this line is expected to result in a significant increase in premium in 1997 and 1998.

MARKETING

  NAICC markets non-standard commercial automobile insurance through approximately 600 independent agents located in Arizona, California, Idaho, Nevada, Oregon and Utah. NAICC does not use any managing general agents in this line of business, although NAICC has granted agency contracts to agents who may use sub-agents. NAICC's new business field offices support the production of this business through the independent agents.

UNDERWRITING

  Rates and policy forms are developed by NAICC and filed with the regulators in each of the relevant states, depending upon each state's requirements. NAICC relies upon industry experience tempered by its own experience in establishing rates.

  The maximum non-standard commercial automobile policy limit provided by NAICC is $1 million bodily injury and property damage combined single limit of liability for each occurrence. NAICC retains the first $150,000 bodily injury and property damage combined single limit of liability for each occurrence. Losses in excess of $150,000, per occurrence, are ceded to its reinsurers.

CLAIMS

  All non-standard commercial automobile claims are handled under the direction of the NAICC home office claims personnel who also handle the non-standard personal automobile claims operations.

 COMBINED RATIO

  Combined underwriting ratios were 136.7 percent , 113.4 percent and 106.2 percent in 1996, 1995 and 1994, respectively. The increase in the combined ratio in 1996 is due to the provision for additional losses and allocated loss adjustment expenses associated with NAICC's run-off businesses, which represents 27.3 percent of the combined ratio in 1996. The increase in the combined ratio in 1995 reflects an increase in the workers' compensation loss ratio as well as a decline in premium volume without a corresponding decline in expenses.

  For additional information regarding the foregoing statistics, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 2. Results of NAICC's OPERATIONS--Property and Casualty Insurance Operations" and Note 7 of the Notes to Consolidated Financial Statements.

 LOSSES AND LOSS ADJUSTMENT EXPENSES

  NAICC's unpaid losses and loss adjustment expenses ("LAE") represent the estimated indemnity cost and loss adjustment expenses necessary to cover the ultimate net cost of investigating and settling claims. Such estimates are based upon estimates for reported losses, historical company experience of losses reported by reinsured companies for insurance assumed, and actuarial estimates based upon historical company and industry experience for development of reported and unreported claims (incurred but not reported). Any changes in estimates of ultimate liability are reflected in current operating results. Inflation is assumed, along with other factors, in estimating future claim costs and related liabilities. NAICC does not discount any of its loss reserves.

  The ultimate cost of claims is difficult to predict for several reasons. Claims may not be reported until many years after they are incurred. Changes in the rate of inflation and the legal environment have created forecasting complications. Court decisions may dramatically increase liability in the time between the dates on which a claim is reported and its resolution. Punitive damages awards have grown in frequency and magnitude. The courts have imposed increasing obligations on insurance companies to defend policyholders. As a result, the frequency and severity of claims have grown rapidly and unpredictably.

  NAICC has claims for environmental clean-up against policies issued prior to 1980 and which are currently in run-off. The principal exposure arises from direct excess and primary policies of business in run-off, the obligations of which were assumed by NAICC in 1985. These direct excess and primary claims are relatively few in number and have policy limits of between $50,000 and $1,000,000, with reinsurance generally above $50,000. NAICC also has environmental claims arising associated with participations in excess of loss reinsurance contracts assumed by NAICC. These reinsurance contracts have relatively low limits, generally less than $25,000, and estimates of unpaid losses are based on information provided by the primary insurance company.

  The unpaid losses and LAE related to environmental clean-up is established based upon facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Liabilities for unknown claims and development of reported claims are included in NAICC's bulk unpaid losses. The liability for the development of reported claims is based on estimates of the range of potential losses for reported claims in the aggregate as well as currently established case estimates and industry development factors for reported claims. Estimates of liabilities are reviewed and updated continually and exposure exists in excess of amounts which are currently recorded which could be material. However, management does not expect that liabilities associated with these types of claims will result in a material adverse effect on future liquidity or financial position. Liabilities such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates.

  NAICC is involved in litigation related to certain environmental claims which have some significant uncertainties. Such uncertainties include difficulties in predicting the outcome of judicial decisions as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language with respect to environmental claims. While the outcome of such litigation cannot be determined at this time, such litigation, net of liabilities established therefor and giving effect to reinsurance, is not expected to have a material adverse effect on the future liquidity or financial position of NAICC. As of December 31, 1996 and 1995, NAICC's net unpaid losses and LAE relating to environmental claims were approximately $13.4 million and $4.1 million, respectively.

  Due to the factors discussed above and others, the process used in estimating unpaid losses and loss adjustment expenses cannot provide an exact result. Management believes that the provisions for unpaid losses and loss adjustment expenses are adequate to cover the net cost of losses and loss adjustment expenses incurred to date; however, such liability is necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates.

 Analysis of Losses and Loss Adjustment Expenses

  The following table provides a reconciliation of NAICC's unpaid losses and loss adjustment expenses (LAE) (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
Net unpaid losses and LAE at January 1.......... $116,294  $128,625  $119,223
Net unpaid losses acquired with Valor Insurance
 Company........................................      403       --        --
                                                 --------  --------  --------
                                                  116,697   128,625   119,223
Incurred related to:
  Current year..................................   26,979    45,592    67,131
  Prior years...................................   10,120     3,123       384
                                                 --------  --------  --------
    Total incurred..............................   37,099    48,715    67,515
                                                 --------  --------  --------
Paid Related to:
  Current year..................................  (10,559)  (14,464)  (15,849)
  Prior years...................................  (46,132)  (46,582)  (42,264)
                                                 --------  --------  --------
Total paid......................................  (56,691)  (61,046)  (58,113)
                                                 --------  --------  --------
Net unpaid losses and LAE at December 31........ $ 97,105  $116,294  $128,625
  Plus: reinsurance recoverables................   23,546    21,112    17,705
                                                 --------  --------  --------
Gross unpaid losses and LAE at December 31...... $120,651  $137,406  $146,330
                                                 ========  ========  ========

  The losses and LAE incurred related to prior years is attributable to claims from businesses which are in run-off. In 1996, management of NAICC strengthened the unpaid losses and allocated loss adjustment expenses (ALAE) of pre-1980 businesses assumed by NAICC in 1985 and which are in run-off. NAICC increased these run-off claim liabilities by $10 million. The pre-1980 run-off liabilities include claims relating to environmental clean-up for policies issued prior to 1970. NAICC increased its bulk unpaid liabilities related to these claims, principally the unpaid ALAE, as it has become evident that the legal costs associated with these claims would be significantly greater than previously anticipated. As of December 31, 1996, NAICC's net unpaid losses and LAE relating to environmental claims was approximately $13.4 million.

  The following table indicates the manner in which unpaid losses and LAE at the end of a particular year change as time passes. The first line reflects the liability as originally reported, net of reinsurance, at the end of the stated year. Each calendar year-end liability includes the estimated liability for that accident year and all prior accident years comprising that liability. The second section shows the original recorded net liability as of the end of successive years adjusted to reflect facts and circumstance which are later discovered. The next line, cumulative (deficiency) or redundancy, compares the adjusted net liability amount to the net liability amount as originally established and reflects whether the net liability as originally recorded was adequate to cover the estimated cost of claims or redundant. The third section reflects the cumulative amounts related to that liability that were paid, net of reinsurance, as of the end of successive years.

  Analysis of Net Losses and Loss Adjustment Expense Development (dollars in thousands):

                                                     YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------------------
                            1988      1989      1990      1991      1992      1993      1994      1995     1996
                          --------  --------  --------  --------  --------  --------  --------  --------  -------
Net unpaid losses and
 LAE at end of year.....  $115,858  $ 95,272  $ 91,870  $ 97,810  $104,825  $119,223  $128,625  $116,294  $97,105
Net unpaid losses and
 LAE re-estimated as of:
  One year later........   120,527   100,599    92,632    94,364   105,568   119,607   131,748   126,414
  Two years later.......   124,167   100,143    87,504    99,875   111,063   123,039   141,602
  Three years later.....   121,081    94,954    89,844   107,945   117,756   136,735
  Four years later......   116,384    96,948    95,576   116,018   138,877
  Five years later......   118,175   101,537   102,081   136,269
  Six years later.......   122,784   107,344   119,107
  Seven years later.....   128,589   122,985
  Eight years later.....   143,585
Cumulative (deficiency)
 redundancy.............   (27,727)  (27,713)  (27,237)  (38,459)  (34,052)  (17,512)  (12,977)  (10,120)
Cumulative net amounts
 paid as of:
  One year later........    41,767    38,165    31,162    39,131    39,650    42,264    46,582    46,132
  Two years later.......    72,735    56,876    53,424    63,483    68,025    71,702    80,515
  Three years later.....    86,142    71,543    66,198    81,485    88,038    95,525
  Four years later......    96,352    78,991    75,963    94,238   106,431
  Five years later......   102,385    84,980    83,704   108,923
  Six years later.......   107,661    90,458    95,199
  Seven years later.....   112,555   100,559
  Eight years later.....   121,724

  The following table reflects the same information as the preceding table gross of reinsurance (dollars in thousands):

                                              YEARS ENDED DECEMBER 31
                                        -------------------------------------
                                          1996     1995      1994      1993
                                        -------- --------  --------  --------
Gross unpaid Losses and LAE at end of
 year.................................. $120,651 $137,406  $146,330  $137,479
Gross unpaid Losses and LAE re-
 estimated as of:
  One year later.......................           149,416   149,815   137,898
  Two years later......................                     161,731   141,737
  Three years later....................                               158,263
Gross cumulative deficiency:                      (12,010)  (15,401)  (20,784)
Gross cumulative amount paid as of:
  One year later.......................            54,901    53,798    53,634
  Two years later......................                      92,991    88,930
  Three years later....................                               116,605

  The cumulative deficiency as of December 31, 1995 on a net basis of $10.1 million is due to the strengthening of the unpaid losses and ALAE of pre-1980 businesses assumed by NAICC in 1985 and which are in run-off. NAICC increased these run-off claim liabilities in 1996 by $10 million. The pre-1980 run-off liabilities include claims relating to environmental clean-up for policies issued prior to 1970.

  The cumulative deficiency on a net basis of $34 million and $38.5 million as of December 31, 1992 and 1991, respectively, is also attributable to adverse development of workers' compensation loss experience in the 1990 and 1991 loss years. The California workers' compensation industry, including NAICC, experienced adverse development of those loss years. The adverse development was the result of a significant increase in frequency in workers' compensation claims that was brought on by a downturn in the California economy, an increase in unemployment and a dramatic increase in stress and post-termination claims. The adverse development in 1990 and 1991 was significantly offset by favorable loss experience and development in the 1992, 1993 and 1994 loss years.

  Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future. It would not be appropriate to use this cumulative history in the projection of future performance.

  The analysis of net losses and LAE above would ordinarily present a ten year development of unpaid losses and LAE, however, the loss and LAE data of NAICC relating to periods prior to 1988 are not comparable to such data for periods subsequent to 1988. In 1988, NAICC assumed the unpaid policyholder liabilities of MAIC for accident years 1985, 1986 and 1987. The data subsequent to 1987 necessary to update the unpaid losses and LAE of NAICC as of December 31, 1987 and prior includes loss and LAE data relating to MAIC which is not reflected in the December 31, 1987 unpaid losses and LAE of NAICC and such data cannot be segregated because of the assumption of those 1985, 1986 and 1987 accident year liabilities in 1988. The 1988 assumption of the policyholder liabilities of MAIC was the last of a series of significant events and transactions which resulted in, among other things, the acquisition by DHC of a majority ownership interest in NAICC, a change in the management of NAICC and a material change in the business and operations of NAICC. As a result of these material changes affecting NAICC, the table above, reflecting information commencing in 1988, provides the most meaningful and relevant historical analysis possible of unpaid losses and LAE of NAICC.

  Although NAICC continues to receive claims related to 1988 and earlier, the liability recorded represents the best estimate by NAICC's management of the liability for currently foreseeable claims. As stated above, the losses and loss adjustment expenses reflected in the tables above are reduced both for amounts ceded to other insurers and for other recoveries.

 CEDED REINSURANCE AND REINSURANCE WITH AFFILIATES

  In its normal course of business in accordance with industry practice, NAICC reinsures a portion of its exposure with other insurance companies so as to effectively limit its maximum loss arising out of any one occurrence. Contracts of reinsurance do not legally discharge the original insurer from its primary liability. Estimated reinsurance receivables arising from these contracts of reinsurance are, in accordance with generally accepted accounting principles, reported separately as assets. Premiums for reinsurance ceded by NAICC in 1996 were 29.4 percent of written premiums.

  As of December 31, 1996, General Reinsurance Corporation (GRC), Munich American Reinsurance Company (MARC), and Lloyd's of London (Lloyd's) were the only reinsurers that comprised more than 10 percent of NAICC's reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. At December 31, 1996, NAICC had reinsurance recoverables on paid and unpaid claims of $7.7 million , $7.9 million, and $4.1 million from GRC, MARC, and Lloyd's respectively. GRC and MARC had an A.M. Best rating of A++ and A+, respectively. The paid and unpaid recoverable amounts ceded to Lloyd's relate to business in run-off and assumed by NAICC. NAICC believes that Equitas has authority to respond on behalf of all of the syndicates underlying the reinsurance contracts with Lloyd's. See Note 6 of the Notes to Consolidated Financial Statements for further information on reinsurance.

  NAICC and two of its subsidiaries participate in an inter-company pooling and reinsurance agreement under which Danielson Insurance Company (DICO) and Danielson National Insurance Company (DNIC) cede 100% of their net liability, defined to include premiums, losses and allocated loss adjustment expenses, to NAICC to be combined with the net liability for policies of NAICC in formation of a "Pool". NAICC simultaneously cedes to DICO and DNIC 10% of the net liability of the Pool. DNIC commenced participation in July, 1993 and DICO commenced participation in January 1994. Additionally, both DICO and DNIC reimburse NAICC for executive services, professional services, and administrative expenses based on designated percentages of net premiums written for each line of business.

 REGULATION

  Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The agencies established pursuant to these state laws have broad administrative and supervisory powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, establishment of guaranty associations, licensing of agents, approval of policy forms, premium rate filing requirements, reserve requirements, the form and content of required regulatory financial statements, capital and surplus requirements and the maximum concentrations of certain classes of investments. Most states also have enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. The Company and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in California and routinely report to other jurisdictions. The National Association of Insurance Commissioners has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk-based capital requirements. It is not possible to predict the impact of future state and federal regulation on the operations of the Company or its insurance subsidiaries.

  NAICC is an insurance company domiciled in the State of California and is regulated by the California Department of Insurance for the benefit of policyholders. The California Insurance Code does not permit the payment of shareholder dividends that exceed the greater of net income or 10% of statutory surplus and such dividends can only be paid out of accumulated earned surplus without prior approval from the Insurance Commissioner. Because it has negative unassigned surplus, NAICC is not able to pay dividends in 1997 without prior regulatory approval.

 Capital Adequacy and Risk-Based Capital

  Several measures of capital adequacy are common in the property-casualty industry. The two most often used are (a) premiums-to-surplus (which measures pressure on capital from inadequate pricing), and (b) reserves-to-surplus (which measures pressure on capital from inadequate loss and loss adjustment expense reserves). A commonly accepted maximum premiums-to-surplus ratio is 3 to 1; commonly accepted reserves-to-surplus ratios range from 3-5 to 1.

  The following table shows the consolidated premiums-to-surplus and reserves-to-surplus ratios of NAICC (on a statutory basis):

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
     Ratio of:
       Premiums-to-surplus...........................     .9:1    1.2:1    2.3:1
       Reserves-to-surplus...........................    2.1:1    2.6:1    3.2:1

  Given the foregoing relatively conservative financial security ratios, NAICC's management believes that existing capital is adequate to support continued higher than industry average premium growth for the foreseeable future.

  At December 31, 1996, NAICC had unusual resulting values for four of the Insurance Regulatory Information System tests. The unusual resulting values all result from the strengthening of unpaid losses and ALAE of the businesses in run-off and the decline in written premiums.

  A model for determining the risk-based capital ("RBC") requirements for property and casualty insurance companies was adopted in December 1993. Insurance companies are required to report their RBC ratios based on their 1994 annual statements. NAICC has calculated its RBC requirement under the most recent RBC model and it has sufficient capital in excess of any regulatory action level. The Company believes that RBC is the most appropriate indicator of potential regulatory oversight.

  The RBC model sets forth four levels of increasing regulatory intervention:
(1) Company Action Level (200% of an insurer's Authorized Control Level) at which the insurer must submit to the regulator a plan for increasing such insurer's capital; (2) Regulatory Action Level (150% of an insurer's Authorized Control Level), at which the insurer must submit a plan for increasing its capital to the regulator and the regulator may issue corrective orders; (3) Authorized Control Level (a multi-step calculation based upon information derived from an insurer's most recent filed statutory annual statement), at which the regulator may take action to rehabilitate or liquidate the insurer; and (4) Mandatory Control Level (70% of an insurer's Authorized Control Level), at which the regulator must rehabilitate or liquidate the insurer.

  At December 31, 1996, the RBC of NAICC was 263% greater than the Company Action Level.

                           HOLDING COMPANY BUSINESS

  DHC is a holding company incorporated under the General Corporation Law of the State of Delaware. As of December 31, 1996, DHC had the following material assets and no material liabilities:

    (i) ownership of its MAIC subsidiary, an insurance holding company that owns, directly or indirectly, all of the stock of NAICC, DNIC, DIC, and two licensed insurance subsidiaries which are expected to commence writing insurance lines in the future; and

    (ii) approximately $10.1 million in cash and investments.

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

 FORMER TRUST BUSINESS

  In March 1993, DHC acquired all of the common stock of Danielson Trust (which was known as HomeFed Trust until November 13, 1993), a trust company chartered by the California State Banking Department to provide trust and fiduciary services and located in San Diego, California. In February 1994, Danielson Trust acquired the assets of the Western Trust Services division of Grossmont Bank. On January 31, 1996, following approval of the California State Banking Department, Danielson Trust sold substantially all of the fiduciary accounts administered by its Santa Barbara branch to The Bank of Montecito. In connection with the sale, in January 1996, Danielson Trust recognized a gain of $32,874.

  Danielson Trust's business consisted of providing trust and investment services to individuals, not-for-profit corporations and retirement service clients, including its affiliates. In addition, since 1994, Danielson Trust provided custodial services for certificates of deposit to affiliated and unaffiliated broker-dealers, as well as other custodial services to an affiliated mutual fund.

  On December 31, 1996, DHC consummated the sale of Danielson Trust to North American Trust Company for $3 million in cash and recognized a loss of $1.2 million on disposal.

 TAX LOSS CARRYFORWARD

  As of December 31, 1996, the Company had a consolidated net operating loss carryforward of approximately $1.34 billion for Federal income tax purposes. This number is based upon Federal consolidated income tax losses for the periods through December 31, 1995 and an estimate of the 1996 taxable loss. Some or all of the carryforward may be available to offset, for Federal income tax purposes, the future taxable income, if any, of DHC and its wholly-owned subsidiaries. The Internal Revenue Service ("IRS") may attempt to challenge the amount of this net operating loss in the event of a future tax audit. Management believes, based in part upon the views of its tax advisors, that its net operating loss calculations are reasonable and that it is reasonable to conclude that the Company's net operating losses would be available for use by the Company. These tax loss attributes are currently fully reserved, for valuation purposes, on the Company's financial statements. The amount of the deferred asset considered realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

  The Company's net operating tax loss carryforwards will expire, if not used, in the following approximate amounts in the following years (dollars in thousands):

     YEAR ENDING                                        AMOUNT OF CARRYFORWARDS
     DECEMBER 31,                                              EXPIRING
     ------------                                       -----------------------
       1998............................................        $ 32,804
       1999............................................         203,869
       2000............................................         249,488
       2001............................................         155,762
       2002............................................         146,394
       2003............................................          77,736
       2004............................................          70,000
       2005............................................         104,763
       2006............................................          92,235
       2007............................................          87,298
       2008............................................          31,688
       2009............................................          40,405
       2010............................................          24,177
       2011............................................          20,169

  The Company's ability to utilize its net operating tax loss carryforwards would be substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. In an effort to reduce the risk of an ownership change, DHC has imposed restrictions on the ability of holders of five percent or more of the common stock of DHC, par value $0.10 per share ("Common Stock") to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by DHC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or to convert into Common Stock) might result in an ownership change under the Internal Revenue Code. See Note 10 of the Notes to the Consolidated Financial Statements for a description of certain restrictions on the transfer of Common Stock.

 DHC'S BUSINESS PLAN AND DEVELOPMENT

  DHC's business plan is to grow by developing business partnerships and making strategic acquisitions that are expected to contribute higher than average returns for its stockholders. On February 26, 1996, DHC entered into a merger agreement pursuant to which DHC would have acquired all of the outstanding stock of Midland in a merger transaction. As described earlier, the proposed merger was terminated by mutual consent of DHC and Midland in July, 1996 due to the loss of several key executives in the crash of TWA Flight 800.

  On January 15, 1997, DHC entered into a letter of intent with Progressive pursuant to which it was proposed that DHC sell to Progressive 11 million newly issued shares of Common Stock of DHC for consideration having a value of $6.60 per share. Progressive would then have owned a 42% interest in DHC. On March 10, 1997, Progressive informed DHC that, for "internal Progressive reasons", it was terminating its discussions with DHC.

                                   EMPLOYEES

  As of December 31, 1996, the number of employees of DHC and its consolidated subsidiaries was approximately as follows:

       NAICC............................................................... 141
       DHC (holding company only)..........................................  11
                                                                            ---
           Total........................................................... 152
                                                                            ===

  None of these employees is covered by a collective bargaining agreement. DHC believes that the staffing levels are adequate to conduct future operations.

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

  See Note 14 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

  NAICC is a party to various legal proceedings which are considered routine and incidental to its insurance business and are not material to the financial condition and operation of such business. DHC is not a party to any legal proceeding which is considered material to the financial condition and operation of its business. See Note 15 of the Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  "Stock Market Prices" on page 32 of DHC's 1996 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  "Selected Consolidated Financial Data" on page 6 of DHC's 1996 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 12 of DHC's 1996 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Consolidated Financial Statements of DHC and its subsidiaries, together with the Notes thereto, and "Quarterly Financial Data," included on pages 13 through 16, 17 through 30, and 32, respectively, of DHC's 1996 Annual Report to Stockholders (included as an exhibit hereto), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Directors

  The Directors of DHC are listed on the following pages with brief statements of their principal occupations and other information. A listing of the Directors' and officers' beneficial ownership of Common Stock appears on subsequent pages under the heading "Item 12. Security Ownership of Certain Beneficial Owners and Management." All of the Directors were elected to their present terms of office by the stockholders at the Annual Meeting of Stockholders of DHC held on September 17, 1996. The term of office of each Director continues until the election of Directors to be held at the next Annual Meeting of Stockholders or until his successor has been elected. There is no family relationship between any Director and any other Director or executive officer of DHC. The information set forth below concerning the Directors has been furnished by such Directors to DHC.

                                                                       DIRECTOR
       DIRECTOR        AGE            PRINCIPAL OCCUPATION              SINCE
       --------        ---            --------------------             --------
Martin J. Whitman.....  72 Chairman of the Board and Chief Executive     1990
                           Officer of DHC
David M. Barse........  34 President and Chief Operating Officer of      1996
                           DHC
Eugene M. Isenberg....  67 Chairman of the Board and Chief Executive     1990
                           Officer of Nabors Industries, Inc.
Joseph F. Porrino.....  52 Executive Vice President of the New School    1990
                           for Social Research
Frank B. Ryan.........  60 Professor of Mathematics and Computational    1990
                           and Applied Mathematics at Rice University
Wallace O. Sellers....  67 Vice Chairman and Director of Enhance         1995
                           Financial Services Group, Inc.
Anthony G. Petrello...  42 President and Chief Operating Officer of      1996
                           Nabors Industries, Inc.
Stanley J. Garstka....  53 Deputy Dean and Professor in the Practice     1996
                           of Management at Yale University School of
                           Management
Timothy C. Collins....  40 Chief Executive Officer and Senior Managing   1996
                           Director of Ripplewood Holdings LLC

  Mr. Whitman is the Chairman of the Board, Chief Executive Officer and a Director of DHC. Since 1974, Mr. Whitman has been the President and controlling stockholder of M.J. Whitman & Co., Inc. (now known as Martin J. Whitman & Co., Inc.) ("MJW&Co") which, until August 1991, was a registered broker-dealer. From August 1994 to December 1994, Mr. Whitman served as the Managing Director of M.J. Whitman, L.P. ("MJWLP"), then a registered broker-dealer which succeeded to the broker-dealer business of MJW&Co. Since January 1995, Mr. Whitman has served as the Chairman and Chief Executive Officer (and, until June 1995, as President) of M. J. Whitman, Inc. ("MJW"), which succeeded at that time to MJWLP's broker-dealer business. Also since January 1995, Mr. Whitman has served as the Chairman and Chief Executive Officer of M. J. Whitman Holding Corp. ("MJWHC"), the parent of MJW and other affiliates. Since March 1990, Mr. Whitman has been the Chairman of the Board, Chief Executive Officer and a Director (and, since January 1991, the President) of Third Avenue Value Fund, Inc. ("TAVF"), an investment company registered under the Investment Company Act of 1940, and EQSF Advisers, Inc. ("EQSF"), TAVF's investment adviser. Until April 1994, Mr. Whitman also served as the Chairman of the Board, Chief Executive Officer and a Director of Equity Strategies Fund, Inc., previously a registered investment company. Mr. Whitman is a Managing Director of Whitman Heffernan Rhein & Co., Inc. ("WHR"), an investment and financial advisory firm which he founded with James P. Heffernan and C. Kirk Rhein, Jr. during the first quarter of 1987. Since March 1991, Mr. Whitman has served as a Director of Nabors Industries, Inc., a publicly-traded company. From March 1993 through February 1996, Mr. Whitman served as a director of Herman's Sporting Goods, Inc., a retail sporting goods chain, which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on April 26, 1996. Mr. Whitman also serves as a Director of the Company's subsidiaries, including National American Insurance Company of California ("NAICC") and KCP Holding Company ("KCP"). Mr. Whitman co-authored the book The Aggressive Conservative Investor. Mr. Whitman is a Distinguished Faculty Fellow in Finance at the Yale University School of Management. Mr. Whitman graduated from Syracuse University magna cum laude in 1949 with a Bachelor of Science degree and received his Masters degree in Economics from the New School for Social Research in 1956. Mr. Whitman is a Chartered Financial Analyst.

  Mr. Barse has been the President, Chief Operating Officer and a Director of DHC since July 1996 and a director of NAICC since August 1996. Since June 1995, Mr. Barse has been the President of each of MJW and MJWHC. Since April 1995, he has been an Executive Vice President and Chief Operating Officer of TAVF and

EQSF. Mr. Barse joined the predecessors of MJW and MJWHC in December 1991 as General Counsel. Mr. Barse was previously an attorney with the law firm of Robinson Silverman Pearce Aronsohn & Berman LLP. Mr. Barse received a Bachelor of Arts in Political Science from George Washington University in 1984 and a Juris Doctor from Brooklyn Law School in 1987.

  Mr. Isenberg, since 1987, has been Chairman and Chief Executive Officer of Nabors Industries, Inc. ("Nabors"), a publicly-traded oil and gas drilling company listed on the American Stock Exchange ("AMEX"). Beginning in 1996, Mr. Isenberg commenced his term as a Governor of the AMEX. From 1969 to 1982, Mr. Isenberg was Chairman of the Board and principal stockholder of Genimar Inc., a steel trading and building products manufacturing company. From 1955 to 1968, Mr. Isenberg was employed in various management capacities with the Exxon Corp. Mr. Isenberg graduated from the University of Massachusetts in 1950 with a Bachelor of Arts degree in Economics and from Princeton University in 1952 with a Masters degree in Economics.

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

  Dr. Ryan, since August 1990, has been a Professor of Mathematics and Computational and Applied Mathematics at Rice University. Since March 1996, Dr. Ryan has served as a Director of Sequoia Systems, Inc., a computer systems company, the capital stock of which is traded on NASDAQ. Since March 1995, Dr. Ryan has served as a Director of America West Airlines, Inc., a publicly-traded company listed on the New York Stock Exchange. From August 1990 to February 1995, Dr. Ryan also served as Vice President--External Affairs at Rice University. For two years ending August 1990, Dr. Ryan was the President and Chief Executive Officer of Contex Electronics Inc., a subsidiary of Buffton Corporation, the capital stock of which is publicly traded on the AMEX. Prior to that, and beginning in 1977, Dr. Ryan was a Lecturer in Mathematics at Yale University, where he was also the Associate Vice President in charge of institutional planning. Dr. Ryan obtained a Bachelor of Arts degree in Physics in 1958 from Rice University, a Masters degree in Mathematics from Rice in 1961, and a Doctorate in Mathematics from Rice in 1965.

  Mr. Sellers is Vice-Chairman and a Director of Enhance Financial Group, Inc. ("Enhance Group"), a financial services corporation the capital stock of which is publicly traded on the New York Stock Exchange. Until December 31, 1994, Mr. Sellers was the President and Chief Executive Officer of Enhance Group, from its inception in 1986, as well as its principal subsidiaries, Enhance Reinsurance Company and Asset Guaranty Insurance Company, from their inceptions in 1986 and 1988, respectively. From 1987 to 1994, Mr. Sellers served as a Director, and from 1992 to 1993 as the Chairman, of the Association of Financial Guaranty Insurors in New York. Mr. Sellers received a Bachelor of Arts degree from the University of New Mexico in 1951 and a Masters degree in Economics from New York University in 1956. Mr. Sellers attended the Advanced Management Program at Harvard University in 1975 and is a Chartered Financial Analyst.

  Mr. Petrello has been the President and Chief Operating Officer of Nabors since 1992 and has been a director of Nabors and a member of the Executive Committee of its board of directors since 1991. Mr. Petrello was formerly a partner with the law firm Baker & McKenzie, which he had been with since 1979. In 1986, Mr. Petrello was named Managing Partner of Baker & McKenzie's New York Office and served in that capacity until 1991 when he resigned as a partner in such law firm. Mr. Petrello continues as Of Counsel to Baker & McKenzie. Mr. Petrello received a Bachelor of Science degree and a Masters degree from Yale University in 1976 and a Juris Doctor from Harvard University in 1979.

  Mr. Garstka has been Deputy Dean at the Yale University School of Management (the "Yale School of Management") since November, 1995 and has been a Professor in the Practice of Management at the Yale School of Management since 1988. Mr. Garstka was the Acting Dean of the Yale School of Management from August 1994 to October 1995, and an Associate Dean of the Yale School of Management from 1984 to 1994.

Mr. Garstka has served on the Board of Trustees of MBA Enterprises Corps, a non-profit organization, since 1991 and on the Board of Trustees of The Foote School in New Haven, Connecticut since 1995. From 1988 to 1990, Mr. Garstka served as a director of Vyquest, Inc., a publicly-traded company listed on the AMEX. Mr. Garstka was a Professor in the Practice of Accounting from 1983 to 1988, and an Associate Professor of Organization and Management from 1978 to 1983, at the Yale School of Management. Mr. Garstka has also authored numerous articles on accounting and mathematics. Mr. Garstka received a Bachelor of Arts degree in Mathematics from Wesleyan University in Middletown, Connecticut in 1966, a Masters degree in Industrial Administration in 1968 from Carnegie Mellon University and a Doctorate in Operations Research in 1970 from Carnegie Mellon University.

  Mr. Collins has been the Chief Executive Officer and Senior Managing Director of Ripplewood Holdings LLC, a private investment firm, since October 1995. From January 1990 to September 1995, Mr. Collins was the Senior Managing Director of Onex Investment Corp., a private investment firm. Since April 1994, Mr. Collins has been a director of Scotsman Industries, Inc., a publicly-traded company listed on the New York Stock Exchange. Mr. Collins is also a director of Dayton Superior Corporation (NYSE) and is a trustee of DePauw University. Mr. Collins received a Bachelor of Arts degree in Philosophy from DePauw University in 1978, and a Masters in Private and Public Management from the Yale School of Management in 1982.

 Executive Officers

  The executive officers of DHC are as follows:

  NAME                        AGE        PRINCIPAL POSITION WITH REGISTRANT
  ----                        ---        ----------------------------------
Martin J. Whitman............  72 Chairman of the Board, Chief Executive Officer
                                   and a Director
                                  President, Chief Operating Officer and a
David M. Barse...............  34 Director
Michael T. Carney............  43 Chief Financial Officer and Treasurer
Ian M. Kirschner.............  41 General Counsel and Secretary

  For additional information about Messrs. Whitman and Barse, see "Directors" above.

  Mr. Carney was the Chief Financial Officer ("CFO") of the Company from August 1990 until March 1996 and has been the CFO of the Company and a director of NAICC since August 1996. Since 1990, Mr. Carney has served as Treasurer and CFO of TAVF and EQSF and, since 1989, as CFO of WHR, as well as MJW&Co., and MJW and MJWHC and their predecessors. From 1990 through April 1994, Mr. Carney also served as CFO of Carl Marks Strategic Investments, L.P.; and from 1989 through April 1994, Mr. Carney served as Treasurer and CFO of Equity Strategies Fund. From 1988 to 1989, Mr. Carney was the Director of Accounting of Smith New Court, Carl Marks, Inc., and, from 1986 to 1988, Mr. Carney served as the Controller of Carl Marks & Co., Inc. Mr. Carney graduated from St. John's University in 1981 with a Bachelor of Science degree in Accounting.

  Mr. Kirschner has been the General Counsel and Secretary of DHC since August 1996. Mr. Kirschner has also served as General Counsel and Secretary of MJWHC and MJW since January 1996 and of TAVF and EQSF since January 1997. From February 1993 to June 1995, Mr. Kirschner was a Vice President, the General Counsel and Secretary of 2 I Inc., a then NASDAQ Small-Cap listed holding company. Mr. Kirschner has been practicing law since 1979, and was Of Counsel to Morgan, Lewis & Bockius, from October, 1990 to October, 1992. Mr. Kirschner obtained a Bachelor of Arts degree from the State University of New York at Binghamton in 1976 and a Juris Doctor from Boston University School of Law in 1979.

 Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires DHC's Directors and executive officers, and persons who own more than ten percent of a registered class of the DHC's equity securities, to file with the

Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of DHC. Officers, Directors and greater than ten-percent stockholders are required by Federal securities regulations to furnish DHC with copies of all Section 16(a) forms they file.

  To DHC's knowledge, based solely upon review of the copies of such reports furnished to DHC and written representations that no other reports were required, except for one Form 3 with respect to Mr. Collins (not involving any transaction), all Section 16(a) filing requirements applicable to DHC's officers, Directors and greater than ten percent beneficial owners were complied with on a timely basis for the fiscal year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

 SUMMARY COMPENSATION TABLE

  The following Summary Compensation Table presents certain information relating to compensation paid by DHC for services rendered in 1996 by the Chief Executive Officer, the former Chief Executive Officer and two other former executive officers of DHC whose cash compensation for such year exceeded $100,000. No other executive officers of DHC received compensation in excess of $100,000 for fiscal year 1996. Only those columns which call for information applicable to DHC or the individuals named for the periods indicated have been included in such table.

                                    ANNUAL              LONG TERM
                                 COMPENSATION          COMPENSATION
                              ---------------------    ------------
                                                          AWARDS
                                                       ------------
                                                        SECURITIES
                                                        UNDERLYING   ALL OTHER
   NAME AND PRINCIPAL         SALARY(A)    BONUS(B)      OPTIONS    COMPENSATION
        POSITION         YEAR    ($)         ($)           (#)          ($)
   ------------------    ---- ---------    --------    ------------ ------------
Martin J. Whitman....... 1996 $200,000          -0-          -0-
 Chairman of the Board &
  Chief Executive        1995 $200,000          -0-          -0-
 Officer                 1994 $ 75,000     $100,000          -0-
C. Kirk Rhein, Jr. ..... 1996 $116,667          -0-          -0-
 President & Chief
  Executive Officer(c)   1995 $200,000          -0-          -0-
                         1994 $ 75,000     $100,000          -0-
James P. Heffernan...... 1996 $116,667          -0-          -0-      $83,333
 Chief Financial
  Officer(d)             1995 $200,000          -0-          -0-
                         1994 $ 75,000     $100,000          -0-
Lisa D. Levey........... 1996 $114,960          -0-       15,000      $72,917
 General Counsel &
  Secretary(e)           1995 $158,675(f)  $100,000(f)       -0-
                         1994 $125,175(f)  $100,000(f)       -0-

--------
(a) Amounts shown indicate cash compensation earned and received by executive officers in the year shown. Executive officers also participate in DHC group health insurance.
(b) Amounts shown indicate bonuses earned, if any, with respect to services to DHC in the fiscal year shown whether or not paid in such fiscal year.
(c) Mr. Rhein was President and Chief Executive Officer until his death in the crash of TWA Flight 800 on July 17, 1996. Annual Compensation reflects compensation paid through that date. For information regarding additional payments made to the estate of Mr. Rhein, see Item 13. "Certain Relationships and Related Transactions."
(d) Mr. Heffernan was the Chief Financial Officer until his resignation on July 29, 1996. At that time, Mr. Heffernan entered into an employment agreement with DHC pursuant to which he was paid the amount set forth under All Other Compensation during 1996.

(e) Ms. Levey was the General Counsel and Secretary until her resignation on July 31, 1996. Ms. Levey entered into a severance agreement with DHC pursuant to which she was paid the amount set forth under All Other Compensation during 1996.
(f) Amounts shown reflect portion of compensation allocated to DHC based upon percentage of time spent in connection with DHC matters.

 OPTION/SAR GRANTS IN LAST FISCAL YEAR

  The following table presents certain information relating to the grants of stock options made during 1996 to the named executive officers of DHC. The options were granted under DHC's 1995 Stock and Incentive Plan. Pursuant to rules of the Securities and Exchange Commission, the table also shows the value of the options granted at the end of the option term (through October 31, 1997) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. Only those tabular columns which call for information applicable to DHC or the named individuals have been included in such table.

                                                                         POTENTIAL REALIZABLE
                                                                           VALUE AT ASSUMED
                                                                        ANNUAL RATES OF STOCK
                                                                          PRICE APPRECIATION
                                       INDIVIDUAL GRANTS                   FOR OPTION TERM
                         ---------------------------------------------- ----------------------
                         NUMBER OF
                         SECURITIES
                         UNDERLYING  % OF TOTAL
                          OPTIONS/  OPTIONS/SARS
                            SARS     GRANTED TO  EXERCISE OR
                          GRANTED   EMPLOYEES IN BASE PRICE  EXPIRATION
  NAME                      (#)     FISCAL YEAR    ($/SH)       DATE      5%($)      10%($)
  ----                   ---------- ------------ ----------- ---------- ---------- -----------
Martin J. Whitman.......      -0-
C. Kirk Rhein, Jr.......      -0-
James P. Heffernan......      -0-
Lisa D. Levey...........   15,000       0.94       $6.6875    10/31/97*      9,185      18,768

--------
* In connection with the termination of her employment, the expiration date of the options granted to Ms. Levey, which would otherwise have terminated three months after the date of termination, was extended to October 31, 1997.

 Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

  The following table presents certain information relating to the value of unexercised stock options as of the end of 1996, on an aggregated basis, owned by the named executive officers of DHC as of the last day of the fiscal year. None of such officers who owned options to purchase Common Stock during 1996 exercised any of such options during 1996. Only those tabular columns which call for information applicable to DHC or the named individuals have been included in such table.

                               NUMBER OF SECURITIES
                              UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                              OPTIONS AT FISCAL YEAR-    IN-THE-MONEY OPTIONS
                                        END               AT FISCAL YEAR-END
                                        (#)                       ($)
                             ------------------------- -------------------------
  NAME                       EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
  ----                       ----------- ------------- ----------- -------------
Martin J. Whitman...........   210,000        -0-       $420,000        -0-
C. Kirk Rhein, Jr...........   210,000        -0-       $420,000        -0-
James P. Heffernan..........   210,000        -0-       $420,000        -0-
Lisa D. Levey...............    15,000        -0-            -0-        -0-

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During 1996, none of the persons who served as members of the Compensation Committee of DHC's Board of Directors also was, during that year or previously, an officer or employee of DHC or any of its subsidiaries or had any other relationship requiring disclosure herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth the beneficial ownership of Common Stock as of March 13, 1997 of (a) each Director, (b) each executive officer, and (c) each person known by DHC to own beneficially more than five percent of the outstanding shares of Common Stock. DHC believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares reflected as being beneficially owned by them.

                            AMOUNT AND NATURE OF
                            BENEFICIAL OWNERSHIP           PERCENT OF CLASS (1)
                            --------------------           --------------------
PRINCIPAL STOCKHOLDERS
Commissioner of Insurance
 of the State of
 California
 c/o Geoffrey A.                 1,803,235/2/,/3/                  11.7
 Nicholls.................
 Deputy Trustee
 Mission Insurance
 Companies' Trusts
 3333 Wilshire Boulevard--
 3rd Floor
 Los Angeles, CA 90010
Martin J. Whitman.........       2,321,024/2/,/4/,/5/,/6/          14.9
 c/o Danielson Holding
 Corporation
 767 Third Avenue
 New York, NY 10017-2023
James P. Heffernan........       1,372,980/2/,/5/,/6/               8.8
 c/o WHR Management
 Company, L.P.
 2 Park Place
 Bronxville, NY 10708
Whitman Heffernan & Rhein        1,054,996/2/                       6.9
 Workout Fund, L.P. ......
 c/o WHR Management
 Company, L.P.
 2 Park Place
 Bronxville, NY 10708
Third Avenue Value Fund,           803,669/2/                       5.2
 Inc. ....................
 767 Third Avenue
 New York, NY 10017-2023
OFFICERS AND DIRECTORS
Martin J. Whitman.........       2,321,024/2/,/4/,/5/,/6/          14.9
David M. Barse............          17,582/7/                         *
Joseph F. Porrino.........          56,666/8/                         *
Frank B. Ryan.............          48,666/8/                         *
Eugene M. Isenberg........          69,924/9/                         *
Wallace O. Sellers........          36,666/1//0/                      *
Anthony G. Petrello.......               0/1//1/                      *
Stanley J. Garstka........          11,008/1//1/                      *
Timothy C. Collins........               0/1//1/                      *
Michael T. Carney.........          17,582/7/                         *
Ian M. Kirschner..........           4,000/1//2/                      *
All Officers and Directors
 as a Group (11 persons)..       2,583,118/1//3/                   16.3

--------
* Percentage of shares beneficially owned does not exceed one percent of the outstanding Common Stock.
 1 Share percentage ownership is rounded to nearest tenth of one percent and reflects the effect of dilution as a result of outstanding options to the extent such options are, or within 60 days will become, exercisable. As of March 13, 1997 (the date as of which this table was prepared), there were exercisable options outstanding to purchase 1,257,084 shares of Common Stock. Shares underlying any option which was exercisable on March 13, 1996 or becomes exercisable within the next 60 days are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option.
 2 In accordance with provisions of DHC's Certificate of Incorporation, all certificates representing shares of Common Stock beneficially owned by holders of five percent or more of Common Stock are owned of record by DHC, as escrow agent, and are physically held by DHC in that capacity.
 3 Beneficially owned by the Commissioner of Insurance of the State of California in his capacity as trustee for the benefit of holders of certain deficiency claims against certain trusts which assumed liabilities of certain present and former insurance subsidiaries of DHC.
 4 Includes 803,669 shares beneficially owned by Third Avenue Value Fund, Inc. ("TAVF"), an investment company registered under the Investment Company Act of 1940; 104,481 shares beneficially owned by Martin J. Whitman & Co., Inc. ("MJW&Co"), a private investment company; and 72,641 shares beneficially owned by Mr. Whitman's wife and three adult family members. Mr. Whitman controls the investment adviser of TAVF, and may be deemed to own beneficially a five percent equity interest in TAVF. Mr. Whitman is the principal stockholder in MJW&Co, and may be deemed to own beneficially the shares owned by MJW&Co. Mr. Whitman disclaims beneficial ownership of the shares of Common Stock owned by TAVF, MJW&Co, and Mr. Whitman's family members.
 5 Includes 1,054,996 shares of Common Stock beneficially owned by Whitman Heffernan & Rhein Workout Fund, L.P. ("WHR Fund"), an investment limited partnership. Each of Messrs. Whitman and Heffernan is a general partner of the partnership that is the general partner of WHR Fund. Each disclaims beneficial ownership of the shares owned by the WHR Fund.
 6 Includes shares underlying currently exercisable options to purchase an aggregate of 210,000 shares of Common Stock at an exercise price of $3.00 per share.
 7 Includes shares underlying options to purchase an aggregate of 17,582 shares of Common Stock at an exercise price of $5.6875 per share, which become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 32,418 shares of Common Stock at an exercise price of $5.6875 per share which are not currently exercisable nor become exercisable within the next 60 days.
 8 Includes shares underlying currently exercisable options to purchase an aggregate of 46,667 shares of Common Stock at an exercise price of $3.63 per share.
 9 Includes 20,088 shares owned by Mentor Partnership, a partnership controlled by Mr. Isenberg, and 28 shares owned by Mr. Isenberg's wife. Also includes shares underlying currently exercisable options to purchase an aggregate of 46,666 shares of Common Stock at an exercise price of $3.63 per share.
10 Includes shares underlying options to purchase an aggregate of 26,666 shares of Common Stock at an exercise price of $7.00 per share, which become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 13,334 shares of Common Stock at an exercise price of $7.00 per share which are not currently exercisable nor become exercisable within the next 60 days.
11 Does not include shares underlying options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $5.50 per share which are not currently exercisable nor become exercisable within the next 60 days.
12 Includes shares underlying options to purchase an aggregate of 2,500 shares of Common Stock at an exercise price of $5.6875 per share, which become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 2,500 shares of Common Stock at an exercise price of $5.6875 per share which are not currently exercisable nor become exercisable within the next 60 days.
13 In calculating the percentage of shares owned by officers and Directors as a group, the shares of Common Stock underlying all options which are beneficially owned by officers and Directors and which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  In recognition of the death of C. Kirk Rhein, Jr., while serving as President and Chief Executive Officer of DHC, DHC intends to pay to Mr. Rhein's widow, as a death benefit, Mr. Rhein's 1996 base salary through July 31, 1999.

  In recognition of the death of William R. Story, a former Director of DHC and the former President and Chief Executive Officer of NAICC while serving as such, NAICC paid to Mr. Story's widow, as a death benefit, Mr. Story's base salary through December 31, 1996 and intends to pay to her $200,000 in each of 1997 and 1998. NAICC has also transferred to Mr. Story's widow ownership of a 1995 Lexus automobile which was owned by NAICC and had been used by Mr. Story as an officer of NAICC.

  Effective as of July, 29, 1996, DHC entered into an Employment Agreement with James P. Heffernan, then the Chief Financial Officer of the Company, which provides for DHC's continued employment of Mr. Heffernan through July 31, 1999. Mr. Heffernan will have the duties and responsibilities assigned to him by, and will report directly to, the Chief Executive Officer of DHC. Mr. Heffernan will receive a salary of $200,000 per year through the term of such agreement and is entitled to participate in all DHC employee benefit plans and programs.

  Lisa D. Levey resigned as an officer of DHC effective August 1, 1996. In connection with Ms. Levey's resignation, DHC entered into a Severance Agreement with Ms. Levey which provides that during the period through July 31, 1997, Ms. Levey will receive her 1996 annual base salary and will participate, at DHC's expense, in DHC's employee benefit plans.

  DHC shares certain personnel and facilities with several affiliated and unaffiliated companies (including M.J. Whitman, Inc., a broker-dealer of which Mr. Whitman is the Chairman and Chief Executive Officer and Mr. Barse is the President and Chief Operating Officer), and certain expenses are allocated among the various entities. Personnel costs are allocated based upon actual time spent on DHC's business or upon fixed percentages of compensation. Costs relating to office space and equipment are allocated based upon fixed percentages. Inter-company balances are reconciled and reimbursed on a monthly basis.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this Report:

    (1) Financial Statements--see Index to Consolidated Financial Statements and Financial Statement Schedules appearing on Page F-1.

    (2) Financial Statement Schedules--see Index to Consolidated Financial Statements and Financial Statement Schedules appearing on Page F-1.

    (3) Exhibits:

 EXHIBIT NO. (1) NAME OF EXHIBIT
 --------------- ---------------
                 Organizational Documents:
   3.1*          Certificate of Incorporation of Registrant.
   3.2*          Bylaws of Registrant.

--------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934.
* Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

 EXHIBIT NO. (1)                         NAME OF EXHIBIT
 ---------------                         ---------------
                 Material Contracts--Miscellaneous:
  10.1*          Stock Sale Agreement dated as of January 27, 1993 between
                  Nationwide Capital Corporation and Danielson Holding
                  Corporation. (Filed with Report on Form 10-K dated March 26,
                  1993, Exhibit 10.16.)
  10.2*          Deposit Escrow Agreement dated as of January 19, 1993 among
                  Nationwide Capital Corporation, Danielson Holding Corporation
                  and Mission Valley Escrow. (Filed with Report on Form 10-K dated March 26, 1993, Exhibit 10.17.)
  10.3*          Guarantee Agreement dated as of March 26, 1993 between
                  Resolution Trust Corporation, in its capacity as conservator of HomeFed Bank, and Danielson Holding Corporation. (Filed
                  with Report on Form 10-K dated March 26, 1993, Exhibit
                  10.18.)
  10.4*          Guarantee Agreement dated as of March 26, 1993 between
                  Resolution Trust Corporation, in its corporate capacity, and
                  Danielson Holding Corporation. (Filed with Report on Form 10-
                  K dated March 26, 1993, Exhibit 10.19.)
  10.5*          Asset Purchase Agreement dated as of December 31, 1993 by and among Grossmont Bank, Donald A. Levi, Murray R. Steeg and
                  Danielson Trust Company. (Filed with Report on Form 10-K
                  dated March 18, 1994, Exhibit 10.20.)
  10.6*          Amendment No. 1 dated as of February 16, 1994 to Asset
                  Purchase Agreement dated as of December 31, 1993 by and among
                  Grossmont Bank, Donald A. Levi, Murray R. Steeg and Danielson
                  Trust Company. (Filed with Report on Form 10-K dated March
                  18, 1994, Exhibit 10.21.)
  10.7*          Amendment No. 2 dated as of February 17, 1994 to Asset
                  Purchase Agreement dated as of December 31, 1993 by and among
                  Grossmont Bank, Donald A. Levi, Murray R. Steeg and Danielson
                  Trust Company. (Filed with Report on Form 10-K dated March
                  18, 1994, Exhibit 10.22.)
  10.8*          Consulting Services Agreement dated as of February 22, 1994 between Danielson Trust Company and Tenney-Levi Corporation.
                  (Filed with Report on Form 10-K dated March 18, 1994, Exhibit
                  10.23.)
  10.9*          Consulting Services Agreement dated as of February 22, 1994 between Danielson Trust Company and Murray R. Steeg. (Filed with Report on Form 10-K dated March 18, 1994, Exhibit
                  10.24.)
  10.10*         Agreement dated as of February 22, 1994 between Grossmont Bank and Danielson Trust Company. (Filed with Report on Form 10-K dated March 18, 1994, Exhibit 10.25.)
  10.11*         Stock Sale Agreement dated October 10, 1996 between Danielson
                  Holding Corporation and North American Trust Company. (Filed
                  with Report on Form 8-K dated December 31, 1996, Exhibit
                  10.1.)
  10.12*         Assignment and Assumption Agreement dated December 31, 1996 by and between North American Trust Company, North American
                  Fiduciary Services, Inc. and Danielson Holding Corporation.
                  (Filed with Report on Form 8-K dated December 31, 1996,
                  Exhibit 10.2.)
  10.13*         Merger Agreement dated December 31, 1996 by and among North
                  American Trust Company, North American Fiduciary Services,
                  Inc., Danielson Trust Company and Danielson Holding
                  Corporation. (Filed with Report on Form 8-K dated December
                  31, 1996, Exhibit 10.3.)
                 Material Contracts--Executive Compensation Plans and
                  Arrangements:
  10.14*         1990 Stock Option Plan. (Filed with Report on Form 8-K dated
                  September 4, 1990, Exhibit 10.8.)
  10.15*         1995 Stock and Incentive Plan. (Included as Exhibit A to Proxy
                  Statement filed on March 30, 1995.)

--------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934.
* Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

 EXHIBIT NO. (1)                       NAME OF EXHIBIT
 ---------------                       ---------------
                 Annual Report to Security-Holders:
  13.1           1996 Annual Report of Danielson Holding Corporation. (To be
                  included herewith.)
                 Subsidiaries:
  21             Subsidiaries of Danielson Holding Corporation. (Filed
                  herewith.)
  27             Financial Data Schedule (Filed herewith.)

--------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934.
* Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

  (b) During the quarter ended December 31, 1996 for which this Report is filed, DHC filed one report on Form 8-K dated December 31, 1996 with respect to the consummation of the sale of Danielson Trust Company.

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

                                          Danielson Holding Corporation
                                                (Registrant)


                                          By:      /s/ Martin J. Whitman
                                              ---------------------------------
                                                    Martin J. Whitman
                                          Chairman and Chief Executive Officer

Date: March 27, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF DANIELSON HOLDING CORPORATION AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: March 27, 1997

                                          By:      /s/ Martin J. Whitman
                                              ---------------------------------
                                                     Martin J. Whitman
                                             Chairman of the Board and Chief
                                            Executive Officer and a Director

Date: March 27, 1997

                                          By:       /s/ David M. Barse
                                              ---------------------------------
                                                      David M. Barse
                                              President and Chief Operating
                                                         Officer
                                                     and a Director
Date: March 27, 1997

                                          By:      /s/ Michael T. Carney
                                              ---------------------------------
                                                     Michael T. Carney
                                                 Chief Financial Officer

Date: March 27, 1997

                                          By:      /s/ Joseph F. Porrino
                                              ---------------------------------
                                                     Joseph F. Porrino
                                                        Director

Date: March 27, 1997

                                          By:        /s/ Frank B. Ryan
                                              ---------------------------------
                                                       Frank B. Ryan
                                                        Director

Date: March 27, 1997

                                          By:     /s/ Eugene M. Isenberg
                                              ---------------------------------
                                                    Eugene M. Isenberg
                                                        Director

Date: March 27, 1997

                                          By:     /s/ Wallace O. Sellers
                                              ---------------------------------
                                                    Wallace O. Sellers
                                                        Director

Date: March 27, 1997

                                          By:     /s/ Anthony G. Petrello
                                              ---------------------------------
                                                    Anthony G. Petrello
                                                        Director

Date: March 27, 1997

                                          By:     /s/ Stanley J. Garstka
                                              ---------------------------------
                                                    Stanley J. Garstka
                                                        Director

Date: March 27, 1997

                                          By:     /s/ Timothy C. Collins
                                              ---------------------------------
                                                    Timothy C. Collins
                                                        Director

                         DANIELSON HOLDING CORPORATION

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                    PAGE NUMBER
                                                                    -----------
Independent Auditors' Report.......................................      F-2
Danielson Holding Corporation and Consolidated Subsidiaries:
  Statements of Operations--For the years ended December 31, 1996,
   1995 and 1994...................................................        *
  Balance Sheets--December 31, 1996 and 1995.......................        *
  Statements of Stockholders Equity--For the years ended December
   31, 1996, 1995 and 1994.........................................        *
  Statements of Cash Flows--For the years ended December 31, 1996,
   1995 and 1994...................................................        *
  Schedule I--Summary of Investments--Other than Investments in
   Related Parties.................................................      S-1
  Schedule II--Condensed Financial Information of the Registrant...    S-2-4
  Schedule IV--Reinsurance.........................................      S-5
  Schedule V--Valuation and Qualifying Accounts....................      S-6
  Schedule III and VI--Supplemental Information Concerning
   Property--Casualty Insurance Operations.........................      S-7

  Schedules other than those listed above are omitted because either they are not applicable or not required or the information required is included in the Company's Consolidated Financial Statements.
--------
* Incorporated by reference to DHC's 1996 Annual Report to Stockholders.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Danielson Holding Corporation:

  Under date of February 28, 1997, we reported on the consolidated balance sheets of Danielson Holding Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As described in Note 5 of the Notes to Consolidated Financial Statements, in 1995 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."


                                                    /s/ KPMG Peat Marwick LLP

New York, New York
February 28, 1997

                                                                      SCHEDULE I

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (IN THOUSANDS)

                                                DECEMBER 31, 1996
                                   -------------------------------------------
                                      COST OR       FAIR   AMOUNT REFLECTED ON
                                   AMORTIZED COST  VALUE      BALANCE SHEET
                                   -------------- -------- -------------------
Fixed maturities classified as
 available-for-sale:
  U.S. Government/Agency..........    $ 50,381    $ 51,003      $ 51,003
  Mortgage-backed.................      54,691      53,877        53,877
  Corporate.......................      38,352      38,450        38,450
                                      --------    --------      --------
    Total fixed maturities........     143,424     143,330       143,330
                                      --------    --------      --------
Equity securities:
  Common stocks...................         257       2,697         2,697
                                      --------    --------      --------
    Total equity securities.......         257       2,697         2,697
                                      --------    --------      --------
Short term investments............       5,528       5,528         5,528
                                      --------    --------      --------
      Total investments...........    $149,209    $151,555      $151,555
                                      ========    ========      ========

                                                                     SCHEDULE II

                         DANIELSON HOLDING CORPORATION

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Revenues:
  Net investment income.................... $      534  $      675  $      435
  Net realized investment losses...........         (1)         (2)        --
  Other income.............................        --           26          12
                                            ----------  ----------  ----------
    Total revenues.........................        533         699         447
                                            ----------  ----------  ----------
Expenses:
  Employee compensation and benefits.......      1,201       1,442       1,118
  Professional fees........................        288         221         751
  Expenses in connection with terminated
   proposed acquisition....................      1,849         --          --
  Nonrecurring compensation................        820         --          --
  Other general and administrative fees....        684         657         697
                                            ----------  ----------  ----------
    Total expenses.........................      4,842       2,320       2,566
                                            ----------  ----------  ----------
Loss before provision for income taxes.....     (4,309)     (1,621)     (2,119)
Income tax provision.......................          3          36          40
                                            ----------  ----------  ----------
Loss before equity in net income of
 subsidiaries..............................     (4,312)     (1,657)     (2,159)
Equity in net income (loss) of
 subsidiaries..............................     (3,807)      3,973       5,304
                                            ----------  ----------  ----------
Income (loss) before extraordinary item....     (8,119)      2,316       3,145
  Extraordinary item.......................        --          --          750
                                            ----------  ----------  ----------
Net income (loss).......................... $   (8,119) $    2,316  $    3,895
                                            ==========  ==========  ==========

                         DANIELSON HOLDING CORPORATION

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
ASSETS:
  Cash....................................................... $    75  $    18
  Fixed maturities:
    Available-for-sale at fair value (Cost: $7,026 and
     $10,487)................................................   7,025   10,530
  Short term investments, at cost which approximates fair
   value.....................................................   3,000      466
                                                              -------  -------
    TOTAL CASH AND INVESTMENTS...............................  10,100   11,014
  Investment in subsidiaries.................................  49,167   58,289
  Accrued investment income..................................     131      175
  Other assets...............................................     240      626
                                                              -------  -------
    TOTAL ASSETS............................................. $59,638  $70,104
                                                              =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Other liabilities.......................................... $   785  $   283
                                                              -------  -------
    TOTAL LIABILITIES........................................     785      283
                                                              -------  -------
  Preferred Stock ($0.10 par value; authorized 10,000,000
   shares; none issued and outstanding)......................     --       --
  Common Stock ($0.10 par value; authorized 20,000,000
   shares; issued 15,370,894 shares and 15,370,894 shares;
   outstanding 15,360,255 shares and 15,360,270 shares)......   1,537    1,537
  Additional paid-in capital.................................  46,131   46,131
  Net unrealized gain (loss) on available-for-sale
   securities................................................   2,346    5,195
  Retained earnings..........................................   8,905   17,024
  Treasury stock (Cost of 10,639 shares and 10,624 shares)...     (66)     (66)
                                                              -------  -------
    TOTAL STOCKHOLDERS' EQUITY...............................  58,853   69,821
                                                              -------  -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............... $59,638  $70,104
                                                              =======  =======

                         DANIELSON HOLDING CORPORATION

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................... $   (8,119) $    2,316  $    3,895
  Adjustments to reconcile net income to
   net cash used in operating activities:
  Net realized investment losses...........          1           2         --
  Depreciation and amortization............        (60)         86         125
  Equity in net (income) loss of
   subsidiaries............................      3,807      (3,973)     (5,304)
  Increase (decrease) in accrued expenses..        502         (47)         56
  Other, net...............................          9         (79)        209
                                            ----------  ----------  ----------
    Net cash used in operating activities..     (3,860)     (1,695)     (1,019)
                                            ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments purchased:
  Fixed income maturities available-for-
   sale....................................    (10,584)    (10,787)    (12,933)
  Fixed income maturities held-to-
   maturity................................        --          --          --
Proceeds from sales:
  Fixed income maturities available-for-
   sale....................................      5,542       1,837       7,026
Investments, matured or called
  Fixed income maturities available-for-
   sale....................................      8,585      11,210         --
  Fixed income maturities held-to-
   maturity................................        --          --        8,430
  Acquisition of Western Trust Services....        --          --       (2,505)
  Net proceeds from sale of Danielson Trust
   Company.................................      2,968         --          --
  Change in accrued investment income......         45           1        (127)
                                            ----------  ----------  ----------
    Net cash provided by (used in)
     investing activities..................      6,556       2,261        (109)
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options to
   purchase Common Stock...................        --          --          774
  Retirement of stock options..............        --         (286)        --
  Purchase of treasury stock...............        --          --          (56)
  Change in receivable from subsidiary.....        353         (12)       (344)
  Additional capital contributed to
   subsidiaries............................       (458)        --          --
  Return of capital from subsidiaries......        --          --           (2)
                                            ----------  ----------  ----------
    Net cash provided by (used in)
     financing activities..................       (105)       (298)        372
                                            ----------  ----------  ----------
Net increase (decrease) in cash and short
 term investments..........................      2,591         268        (756)
Cash and short term investments at
 beginning of year.........................        484         216         972
                                            ----------  ----------  ----------
Cash and short term investments at end of
 year...................................... $    3,075  $      484  $      216
                                            ==========  ==========  ==========

                                                                     SCHEDULE IV

                         DANIELSON HOLDING CORPORATION
                                  REINSURANCE
                                 (IN THOUSANDS)

                                      CEDED EARNED ASSUMED EARNED              PERCENTAGE
                         GROSS EARNED   TO OTHER     FROM OTHER   NET EARNED   OF AMOUNT
                            AMOUNT     COMPANIES     COMPANIES      AMOUNT   ASSUMED TO NET
                         ------------ ------------ -------------- ---------- --------------
YEAR ENDED DECEMBER 31,
 1996:
Property and liability
 insurance premiums.....   $ 52,066     $15,441         $--        $36,625        --
                           ========     =======         ====       =======        ===
YEAR ENDED DECEMBER 31,
 1995:
Property and liability
 insurance premiums.....   $ 76,688     $16,140         $--        $60,548        --
                           ========     =======         ====       =======        ===
YEAR ENDED DECEMBER 31,
 1994:
Property and liability
 insurance premiums.....   $106,552     $13,261         $--        $93,291        --
                           ========     =======         ====       =======        ===

                                                                      SCHEDULE V

                         DANIELSON HOLDING CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                             -------------------------------
                             BALANCE AT      CHARGED TO COSTS   CHARGED TO               BALANCE AT
                         BEGINNING OF PERIOD   AND EXPENSES   OTHER ACCOUNTS DEDUCTIONS END OF PERIOD
                         ------------------- ---------------- -------------- ---------- -------------
Allowance for premiums
 and fees receivable....        $153               $ 66            $ 43         $ 32        $230
                                ====               ====            ====         ====        ====
Allowance for
 uncollectable
 reinsurance on paid
 losses.................        $388               $--             $--          $ 72        $316
                                ====               ====            ====         ====        ====
Allowance for
 uncollectable
 reinsurance on unpaid
 losses.................        $425               $--             $--          $--         $425
                                ====               ====            ====         ====        ====

                                                            SCHEDULES III AND VI

                         DANIELSON HOLDING CORPORATION

                            SUPPLEMENTAL INFORMATION
               CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (IN THOUSANDS)

                                                                                   OTHER
      AFFILIATION         DEFERRED   RESERVES FOR UNPAID DISCOUNT FROM          POLICYCLAIMS
          WITH           ACQUISITION  CLAIMS AND CLAIM   RESERVES FOR  UNEARNED AND BENEFITS NET EARNED INVESTMENT
       REGISTRANT           COSTS    ADJUSTMENT EXPENSES UNPAID CLAIMS PREMIUMS   PAYABLE     PREMIUMS    INCOME
      -----------        ----------- ------------------- ------------- -------- ------------ ---------- ----------
Consolidated
 Property-Casualty
 Entities:
As of and for the year
 ended 12/31/96.........   $  957         $120,651           $--       $ 8,294      --        $36,625    $10,121
                           ======         ========           ====      =======      ===       =======    =======
As of and for the year
 ended 12/31/95.........   $1,045         $137,406           $--       $ 8,563      --        $60,548    $12,351
                           ======         ========           ====      =======      ===       =======    =======
As of and for the year
 ended 12/31/94.........   $2,204         $146,330           $--       $14,328      --        $93,291    $11,287
                           ======         ========           ====      =======      ===       =======    =======

                             CLAIMS AND CLAIM
                           ADJUSTMENT EXPENSES
      AFFILIATION          INCURRED RELATED TO      AMORTIZATION      OTHER       PAID CLAIMS
          WITH           ------------------------    OF DEFERRED    OPERATING      AND CLAIM      NET WRITTEN
       REGISTRANT        CURRENT YEAR PRIOR YEARS ACQUISITION COSTS EXPENSES  ADJUSTMENT EXPENSES  PREMIUMS
      -----------        ------------ ----------- ----------------- --------- ------------------- -----------
Consolidated
 Property-Casualty
 Entities:
As of and for the year
 ended 12/31/96.........   $26,979      $10,120        $ 6,239       $3,668         $56,691         $36,136
                           =======      =======        =======       ======         =======         =======
As of and for the year
 ended 12/31/95.........   $45,592      $ 3,123        $ 9,089       $4,302         $61,046         $55,295
                           =======      =======        =======       ======         =======         =======
As of and for the year
 ended 12/31/94.........   $67,131      $   384        $13,724       $4,953         $58,113         $91,069
                           =======      =======        =======       ======         =======         =======