Form 10-Q
period 1997-03-31
DANIELSON HOLDING CORP
filed 1997-05-15
CIK 225648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

        Class                                        Outstanding at May 6, 1997
Common Stock, $0.10                                       15,366,338 shares

                          PART I. FINANCIAL INFORMATION


     Item 1. Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (In thousands, except per share information)
                                   (Unaudited)



                                                                  For the Three Months Ended March 31,
                                                                     1997                      1996
Revenues:

     Gross premiums earned                                      $    13,380               $    12,901
     Ceded premiums earned                                           (2,564)                   (3,933)
                                                                     ------                    ------
     Net premiums earned                                             10,816                     8,968

     Net investment income                                            2,527                     2,813
     Net realized investment gains                                    2,206                        --
     Other income                                                       149                       283
                                                                     ------                    ------

         Total revenues                                              15,698                    12,064
                                                                     ------                    ------

Losses and expenses:

     Gross losses and loss adjustment expenses                       10,325                     8,586
     Ceded losses and loss adjustment expenses                       (2,589)                   (1,915)
                                                                     ------                    ------
     Net losses and loss adjustment expenses                          7,736                     6,671

     Policy acquisition expenses                                      2,929                     2,539
     General and administrative expenses                              2,590                     2,203
                                                                     ------                    ------

         Total losses and expenses                                   13,255                    11,413
                                                                     ------                    ------

Income from continuing operations
     before provision for income taxes                                2,443                       651
Income tax provision                                                      6                        13
                                                                     ------                    ------

Income from continuing operations                                $    2,437                $      638

Net loss from discontinued operations                                    --                       (81)
                                                                     ------                    ------

Net income                                                       $    2,437                $      557
                                                                 ==========                ==========


Earnings per share of Common Stock
     and common equivalent share:
Income from continuing operations                                $      .15                $      .04
                                                                 ----------                ----------
Net income                                                       $      .15                $      .04
                                                                 ==========                ==========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (In thousands, except share and per share information)


                                                                           March 31, 1997         December 31,
                                                                           (Unaudited)               1996
Assets:
   Fixed maturities, available-for-sale at fair value
    (Cost: $143,073 and $143,424)                                            $   140,773         $   143,330
   Equity securities, at fair value (Cost: $362 and $257)                            622               2,697
   Short term investments, at cost which
       approximates fair value                                                     3,937               5,528
                                                                                  ------              ------

       Total investments                                                         145,332             151,555

   Cash                                                                            1,967               1,155
   Accrued investment income                                                       1,851               2,397
   Premiums and fees receivable, net of allowances
       of $238 and $230                                                            6,197               5,597
   Reinsurance recoverable on paid losses, net of allowances
       of $306 and $316                                                            4,154               3,071
   Reinsurance recoverable on unpaid losses, net of
       allowances of $425 and $425                                                23,809              23,546
   Prepaid reinsurance premiums                                                    2,228               2,417
   Property and equipment, net of accumulated depreciation
       of $7,246 and $7,102                                                        2,821               2,968
   Deferred acquisition costs                                                      1,395                 957
   Other assets                                                                    2,566               2,756
                                                                                  ------              ------

       Total assets                                                          $   192,320         $   196,419
                                                                             ===========         ===========

Liabilities and Stockholders' Equity:
   Unpaid losses and loss adjustment expenses                                $   116,652         $   120,651
   Unearned premiums                                                              10,505               8,294
   Reinsurance premiums payable                                                    1,800               1,765
   Funds withheld on ceded reinsurance                                             1,479               1,479
   Other liabilities                                                               4,939               5,377
                                                                                  ------              ------

       Total liabilities                                                         135,375             137,566

   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding)                                --                  --
   Common stock ($0.10 par value; authorized
       20,000,000 shares; issued 15,376,994  and 15,370,894 shares;
       outstanding 15,366,338 and 15,360,238 shares)                               1,538               1,537
   Additional paid-in capital                                                     46,171              46,131
   Net unrealized gain (loss) on available-for-sale securities                    (2,040)              2,346
   Retained earnings                                                              11,342               8,905
   Treasury stock (Cost of 10,656 shares)                                            (66)                (66)
                                                                                  ------              ------

       Total stockholders' equity                                                 56,945              58,853
                                                                                  ------              ------

       Total liabilities and stockholders' equity                            $   192,320         $   196,419
                                                                             ===========         ===========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                             March 31, 1997

Common stock
   Balance, beginning of year                                                  $   1,537
   Exercise of options to purchase Common Stock                                        1
                                                                                  ------
   Balance, end of period                                                          1,538
                                                                                  ------

Additional paid-in capital
   Balance, beginning of year                                                     46,131
   Exercise of options to purchase Common Stock                                       40
                                                                                  ------
   Balance, end of period                                                         46,171
                                                                                  ------

Net unrealized gain (loss) on available-for-sale
   securities
   Balance, beginning of year                                                      2,346
   Net decrease                                                                   (4,386)
                                                                                  ------
   Balance, end of period                                                         (2,040)
                                                                                  ------

Retained earnings
   Balance, beginning of year                                                      8,905
   Net income                                                                      2,437
                                                                                  ------
   Balance, end of period                                                         11,342
                                                                                  ------

Treasury stock
   Balance, beginning of year                                                        (66)
                                                                                  ------
   Balance, end of period                                                            (66)
                                                                                  ------

       Total stockholders' equity                                              $  56,945
                                                                               =========


Common stock, shares
   Balance, beginning of year                                                 15,370,894
   Exercise of options to purchase Common Stock                                    6,100
                                                                                  ------
   Balance, end of period                                                     15,376,994
                                                                              ==========

Treasury stock, shares
   Balance, beginning of year                                                     10,656
                                                                                  ------
   Balance, end of period                                                         10,656
                                                                                  ======



          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                                       For the Three
                                                                                  Months Ended March 31,
                                                                                  1997                  1996

Cash flows from operating activities:

    Income from continuing operations                                           $  2,437             $     638
    Adjustments to reconcile income from continuing operations to net cash used in operating activities:
    Net realized investment gains                                                 (2,206)                   --
    Depreciation and amortization                                                    240                   218
    Change in accrued investment income                                              546                   594
    Change in premiums and fees receivable                                          (600)                1,591
    Change in reinsurance recoverables                                            (1,083)               (1,149)
    Change in reinsurance recoverable on unpaid losses                              (263)                3,014
    Change in prepaid reinsurance premiums                                           189                  (188)
    Change in deferred acquisition costs                                            (438)                   14
    Change in unpaid losses and loss adjustment expenses                          (3,999)              (13,148)
    Change in unearned premiums                                                    2,211                   209
    Change in reinsurance payables and funds withheld                                 35                    83
    Other, net                                                                      (302)                 (793)
                                                                                  ------                ------

       Net cash used in operating activities                                      (3,233)               (8,917)
                                                                                  ------                ------

Cash flows from investing activities:

Proceeds from sales:
    Fixed income maturities available-for-sale                                     5,633                    --
    Equity securities                                                              2,159                    --

Investments, matured or called:
    Fixed income maturities available-for-sale                                       100                 5,194

Investments, purchased:
    Fixed income maturities available-for-sale                                    (5,345)                   --
    Equity securities                                                               (129)                   --

Proceeds from sale of property and equipment                                          --                    56
Purchases of property and equipment                                                   (5)                  (15)
                                                                                  ------                ------

       Net cash provided by investing activities                                   2,413                 5,235
                                                                                  ------                ------

Cash flows from financing activities:

Proceeds from exercise of options to purchase Common Stock                            41                    --
                                                                                  ------                ------

       Net cash provided by  financing activities                                     41                    --
                                                                                  ------                ------


Net decrease in cash and short term investments                                     (779)               (3,682)

Cash and short term investments at beginning of year                               6,683                 8,803
                                                                                  ------                ------

Cash and short term investments at end of period                                $  5,904             $   5,121
                                                                                ========             =========




          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1)       BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to current year presentation.

2) PER SHARE DATA

     Earnings per share are based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, whether or not currently exercisable. Such average shares were 16,219,909 and 16,013,221 for the three months ended March 31, 1997 and 1996, respectively. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and requires presentation of both basic earnings per share and diluted earnings per share on the face of the income statement. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The adoption of SFAS 128 is not expected to have a material effect on the reported earnings per share of the Company.

3)       INCOME TAXES

     DHC files a Federal consolidated income tax return with its subsidiaries and with certain trusts that assumed various former liabilities of certain present and former subsidiaries of DHC. The Company records its interim tax provisions based upon estimated effective tax rates for the year.

     The Company has made provisions for certain state and local franchise taxes. Tax filings for these jurisdictions do not consolidate the activities of the trusts referred to above. For further information, reference is made to Note 11 of the Notes to Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 1996.

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


         2.       RESULTS OF NAICC'S OPERATIONS

     The operations of DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in specialty property and casualty insurance. At March 31, 1997, NAICC had a B++ rating from A.M. Best Company ("Best"). Such rating was confirmed by Best on May 5, 1997.

Property and Casualty Insurance Operations

     Net premiums written were $13.2 million and $9 million for the three months ended March 31, 1997 and 1996, respectively. The increase in net premiums written in the first quarter of 1997 from the same period in 1996 is attributable to an increase in personal and commercial automobile business, discussed below. Net premiums earned were $10.8 million and $9 million for the three months ended March 31, 1997 and 1996, respectively. The increase in net premiums earned is directly related to increases in net premiums written.

     In the workers' compensation line of business, net premiums written were $4.2 million and $4 million for the three months ended March 31, 1997 and 1996, respectively. The California workers' compensation line of business continued to decrease during the first quarter due to continued price competition, which decrease was offset by increases in workers' compensation business outside California. As a result, NAICC's aggregate new business, which decreased significantly in 1996, has essentially remained flat during the first quarter of 1997.

     In the non-standard private passenger automobile line of business, net premiums written were $7.1 million and $4 million for the three months ended March 31, 1997 and 1996, respectively. In the first three months of 1997, the private passenger automobile line represented 54% of total net premiums written, up from 45% in the first three months of 1996. This increase was due in large part to NAICC's amendment of its reinsurance agreement with a major reinsurance company to reduce its cession of private passenger automobile business from 50% to 25% effective January 1, 1997.

     In the commercial automobile line of business, net premiums written were $1.8 million and $1 million for the three months ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997, the commercial automobile line represented 14% of total net premiums written, up from 11% for the three months ended March 31, 1996. The increased premium is the result of increased marketing efforts by NAICC.

     Net investment income was $2.4 million and $2.7 million for the three months ended March 31, 1997 and 1996, respectively. The decline is the result of a decrease in NAICC's investment portfolio.

     Net losses and loss adjustment expenses ("LAE") were $7.7 million and $6.7 million for the three months ended March 31, 1997 and 1996, respectively. The resulting net loss and LAE ratios for the corresponding periods were 71.5% and 74.4%, respectively. The decrease in the net loss and LAE ratio in the first quarter of 1997 is due to the decrease in the worker's compensation line of business which has a higher loss and LAE expense ratio than the automobile line of business.

     Policy acquisition costs were $2.9 million and $2.5 million for the three months ended March 31, 1997 and 1996, respectively. The increase is directly related to the increase in net premiums earned. As a percentage of net earned premiums, policy acquisition expenses were 27.1% and 28.3% for the three months ended March 31, 1997 and 1996, respectively. The decrease in the policy acquisition expense ratio in the first quarter of 1997 as compared to the same period in 1996 is primarily the result of the increase in premium volume while maintaining total fixed underwriting expenses of policy acquisition costs comparable to 1996.

     General and administrative expenses were $1.9 million and $1.6 million for the three months ended March 31, 1997 and 1996, respectively. These expenses are fixed or semi-variable in nature. The increase in 1997 is primarily attributable to Valor Insurance Company, Inc.'s ("Valor") operations. Valor was acquired by NAICC in June 1996.

     The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 116% and 120% for the three months ended March 31, 1997 and 1996, respectively. Net income from insurance operations for the three months ended March 31, 1997 and 1996 was $3 million and $1.1 million, respectively. Net income for the first quarter of 1997 increased from the same period in 1996 due to the realization of gains on sales of investments.

Cash Flow from Insurance Operations

     Cash used in operations was $2.7 million and $8.4 million for the three months ended March 31, 1997 and 1996 respectively. The decrease in cash used in operations is primarily due to the decline in payments of losses and LAE related to prior years and an increase in premiums written. Overall cash and invested assets, at market value, at March 31, 1997 were $137.7 million, compared to $142.6 million at December 31, 1996.

Liquidity and Capital Resources

     The Company's insurance subsidiaries require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The primary sources of funds to meet these obligations are premium revenues, investment income, recoveries from reinsurance and, if required, the sale of invested assets. NAICC's investment policy guidelines require that all liabilities be matched by a comparable amount of investment grade invested assets. The ratio of (annualized) net written premiums to statutory surplus was 1.2 to 1 and 1.3 to 1 for the three months ended March 31, 1997 and 1996, respectively. Management of NAICC believes that NAICC has both adequate capital resources and sufficient reinsurance to meet any unforeseen events such as natural catastrophes, reinsurer insolvencies or possible reserve deficiencies.



         3.       RESULTS OF DHC'S OPERATIONS

Cash Flow from Parent-Only Operations

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the three months ended March 31, 1997 and 1996, cash used in parent-only operating activities was $518,000 and $477,000, respectively. The increase in cash used was primarily attributable to the payment of non-recurring compensation expense that was incurred in 1996 and is to be paid over the next three years. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Cash Flow from Insurance Operations."

Liquidity and Capital Resources

     At March 31, 1997, cash and investments of DHC were approximately $9.6 million, compared to $10 million at December 31, 1996. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources."



         4.       AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and requires presentation of both basic earnings per share and diluted earnings per share on the face of the income statement. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The adoption of SFAS 128 is not expected to have a material effect on the reported earnings per share of the Company.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

     NAICC is a party to various legal proceedings which are considered routine and incidental to its business and are not material to the financial condition and operation of its business. DHC is not a party to any legal proceeding which is considered material to the financial condition and operation of its business.

Item 2.       Changes in Securities.

              On March 31, 1997, DHC sold 6,100 shares of its common stock for an aggregate purchase price of $40,793.75. The shares were sold pursuant to
Section 4(2) of the Securities Act of 1933 to four employees of DHC's former subsidiary, Danielson Trust Company, upon the exercise of options held by such employees.

Item 3.       Defaults Upon Senior Securities.

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              Not applicable.

Item 5.       Other Information.

              Not applicable

Item 6.       Exhibits and Reports on Form 8-K.

              None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 15, 1997

                               DANIELSON HOLDING CORPORATION
                                         (Registrant)



                               By:    /s/    DAVID BARSE
                                             David Barse
                                             President & Chief Operating Officer



                               By:    /s/    MICHAEL CARNEY
                                             Michael Carney
                                             Chief Financial Officer