Form 10-Q
period 1997-06-30
DANIELSON HOLDING CORP
filed 1997-08-12
CIK 225648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

           Class                                  Outstanding at August 4, 1997
Common Stock, $0.10 par value                           15,576,287 shares

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements.



                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
             (In thousands, except share and per share information)
                                   (Unaudited)



                                                        For the Three                         For the Six
                                                     Months Ended June 30,                 Months Ended June 30,
                                                    1997              1996                 1997              1996
Revenues:

    Gross premiums earned                         $   15,669      $   13,048          $   29,049          $   25,949
    Ceded premiums earned                             (2,957)         (3,890)             (5,521)             (7,823)
                                                   ----------      ----------          ----------          ---------
    Net premiums earned                               12,712           9,158              23,528              18,126

    Net investment income                              2,462           2,813               4,989               5,626
    Net realized investment gains (losses)                --              69               2,206                  69
    Other income                                         156             204                 305                 487
                                                   ---------       ---------           ---------           ---------

         Total revenues                               15,330          12,244              31,028              24,308
                                                   ---------       ---------           ---------           ---------


Losses and expenses:

    Gross losses and loss adjustment expenses         13,445          11,963              23,770              20,549
    Ceded losses and loss adjustment expenses         (4,101)         (5,173)             (6,690)             (7,088)
                                                   ----------      ----------          ----------          ---------
    Net losses and loss adjustment expenses            9,344           6,790              17,080              13,461

    Policy acquisition expenses                        3,226           2,407               6,155               4,946
    Expenses in connection with terminated
         proposed acquisition                             --           2,320                  --               2,320
    General and administrative expenses                2,224           2,218               4,814               4,421
                                                   ---------       ---------           ---------           ---------

         Total losses and expenses                    14,794          13,735              28,049              25,148
                                                   ---------       ---------           ---------           ---------

Income (loss) from continuing operations
    before provision for income taxes                    536          (1,491)              2,979                (840)
Income tax provision                                      13               6                  19                  19
                                                   ---------       ---------           ---------           ---------

Income (loss) from continuing operations           $     523      $   (1,497)         $    2,960          $     (859)

Net loss from discontinued operations                     --            (163)                 --                (244)
                                                   ---------       ----------         ----------           ----------

Net income (loss)                                 $      523      $   (1,660)         $    2,960          $   (1,103)
                                                   =========       ==========          =========           ==========


Earnings (loss) per share of Common Stock
         and common equivalent share:
Income (loss) from continuing operations          $     .03        $     (.10)         $      .18         $    (.06)
Net loss from discontinued operations                    --              (.01)                 --              (.01)
                                                   --------        -----------          ---------         ----------
Net income (loss)                                 $     .03        $     (.11)         $      .18         $    (.07)
                                                  =========        ===========         ==========         ==========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (In thousands, except share and per share information)


                                                                            June 30, 1997         December 31,
                                                                           (Unaudited)               1996

Assets:
   Fixed maturities, available-for-sale at fair value
    (Cost: $140,518 and $143,424)                                            $   140,040         $   143,330
   Equity securities, at fair value (Cost: $362 and $257)                            629               2,697
   Short term investments, at cost which
       approximates fair value                                                     1,998               5,528
                                                                                --------           ---------

       Total investments                                                         142,667             151,555

   Cash                                                                            1,964               1,155
   Accrued investment income                                                       2,184               2,397
   Premiums and fees receivable, net of allowances
       of $126 and $230                                                            5,157               5,597
   Reinsurance recoverable on paid losses, net of allowances
       of $306 and $316                                                            8,991               3,071
   Reinsurance recoverable on unpaid losses, net of
       allowances of $425 and $425                                                20,526              23,546
   Prepaid reinsurance premiums                                                    2,183               2,417
   Property and equipment, net of accumulated depreciation
       of $7,424 and $7,102                                                        2,753               2,968
   Deferred acquisition costs                                                      1,749                 957
   Other assets                                                                    2,902               2,756
                                                                                --------           ---------

       Total assets                                                          $   191,076         $   196,419
                                                                              ==========          ==========

Liabilities and Stockholders' Equity:
   Unpaid losses and loss adjustment expenses                                $   111,014         $   120,651
   Unearned premiums                                                              11,735               8,294
   Reinsurance premiums payable                                                    2,151               1,765
   Funds withheld on ceded reinsurance                                             1,479               1,479
   Other liabilities                                                               4,770               5,377
                                                                                --------           ---------

       Total liabilities                                                         131,149             137,566

   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding)                                --                  --
   Common stock ($0.10 par value; authorized
       20,000,000 shares; issued 15,586,994  and 15,370,894 shares;
       outstanding 15,576,287 and 15,360,238 shares)                               1,559               1,537
   Additional paid-in capital                                                     46,780              46,131
   Net unrealized gain (loss) on available-for-sale securities                      (211)              2,346
   Retained earnings                                                              11,865               8,905
   Treasury stock (Cost of 10,707 shares and 10,656 shares)                          (66)                (66)
                                                                                ---------          ---------

       Total stockholders' equity                                                 59,927              58,853
                                                                                --------           ---------

       Total liabilities and stockholders' equity                            $   191,076         $   196,419
                                                                              ==========          ==========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                              June 30, 1997

Common stock
   Balance, beginning of year                                                  $   1,537
   Exercise of options to purchase Common Stock                                       22
                                                                                --------
   Balance, end of period                                                          1,559
                                                                                --------

Additional paid-in capital
   Balance, beginning of year                                                     46,131
   Exercise of options to purchase Common Stock                                      649
                                                                                --------
   Balance, end of period                                                         46,780
                                                                                --------

Net unrealized gain (loss) on available-for-sale
   securities
   Balance, beginning of year                                                      2,346
   Net decrease                                                                   (2,557)
                                                                                ---------
   Balance, end of period                                                           (211)
                                                                                ---------

Retained earnings
   Balance, beginning of year                                                      8,905
   Net income                                                                      2,960
                                                                                --------
   Balance, end of period                                                         11,865
                                                                                --------

Treasury stock
   Balance, beginning of year                                                         66
                                                                                      --
   Balance, end of period                                                             66
                                                                                      --

       Total stockholders' equity                                              $  59,927
                                                                                ========


Common stock, shares
   Balance, beginning of year                                                 15,370,894
   Exercise of options to purchase Common Stock                                  216,100
                                                                                 -------
   Balance, end of period                                                     15,586,994
                                                                              ==========

Treasury stock, shares
   Balance, beginning of year                                                     10,656
   Purchased during period                                                            51
                                                                                --------
   Balance, end of period                                                         10,707
                                                                                  ======


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                        For the Six
                                                                                  Months Ended June 30,
                                                                                  1997                1996
                                                                             -------------       ---------

Cash flows from operating activities:

Income (loss) from continuing operations                                        $  2,960           $    (859)
Adjustments to reconcile income (loss) from continuing
        operations to net cash used in operating activities:
Net realized investment (gains) losses                                            (2,206)                (69)
Depreciation and amortization                                                        507                 382
Change in accrued investment income                                                  213                  15
Change in premiums and fees receivable                                               440               2,266
Change in reinsurance recoverables                                                (5,920)             (1,410)
Change in reinsurance recoverable on unpaid losses                                 3,020               2,961
Change in prepaid reinsurance premiums                                               234                (413)
Change in deferred acquisition costs                                                (792)                 78
Change in unpaid losses and loss adjustment expenses                              (9,637)            (19,076)
Change in unearned premiums                                                        3,441                  86
Change in reinsurance payables and funds withheld                                    386                 338
Other, net                                                                          (856)              1,457
                                                                                ---------          ---------
       Net cash used in operating activities                                      (8,210)            (14,244)
                                                                                ---------          ---------

Cash flows from investing activities:

Proceeds from sales:
     Fixed income maturities available-for-sale                                    9,445               6,640
     Equity securities                                                             2,159                  --
Investments, matured or called:
     Fixed income maturities available-for-sale                                      100               8,951
Investments, purchased:
     Fixed income maturities available-for-sale                                   (6,648)            (3,000)
     Equity securities                                                              (129)                 --

Acquisition of Valor Insurance Company (net of cash and short
    term investments of $1,461)                                                       --              (1,450)
Proceeds from sale of property and equipment                                          --                  60
Purchases of property and equipment                                                 (109)               (125)
                                                                                ---------            --------
       Net cash provided by investing activities                                   4,818              11,076
                                                                                --------           ---------

Cash flows from financing activities:

    Proceeds from exercise of options to purchase Common Stock                       671                  --
                                                                                --------           ---------
       Net cash provided by financing activities                                     671                  --
                                                                                --------           ---------

Net cash used in continuing operations                                            (2,721)             (3,168)
Net cash used in discontinued operations                                              --                (120)
                                                                                --------           ----------
Net decrease in cash and short term investments                                   (2,721)             (3,288)

Cash and short term investments at beginning of year                               6,683               8,803
                                                                                --------           ---------

Cash and short term investments at end of period                                $  3,962           $   5,515
                                                                                 =======            ========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1)       BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1996 and its Quarterly Report on Form 10-Q for the three months ended March 31, 1997. Certain prior year amounts have been reclassified to conform to current year presentation.


2)       PER SHARE DATA

         Earnings per share are based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, whether or not currently exercisable. Such average shares outstanding were 16,144,007 for the three months ended June 30, 1997 and 16,145,858 for the six months ended June 30, 1997. Loss per share is calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options. Such average shares outstanding were 15,360,255 for the three and six months ended June 30, 1996.

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


4)       REINSURANCE

         During April, 1997, NAICC settled a claim involving environmental damage. NAICC paid $5.6 million in loss and loss adjustment expenses, of which $5 million was ceded to its reinsurers. NAICC has submitted its claim for reinsurance to its reinsurers, primarily Lloyd's of London and London market reinsurers and is in the process of responding to their inquiries. Management believes that its reinsurance claim is in accordance with the terms of its reinsurance contracts and that any amount which may not ultimately be collected will not be material.

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


         2.       RESULTS OF NAICC'S OPERATIONS

         The operations of DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in specialty property and casualty insurance. At June 30, 1997, NAICC had a B++ rating from A.M. Best Company.

Property and Casualty Insurance Operations

                  Net premiums written were $13.9 million and $27.1 million for the three and six months ended June 30, 1997, respectively. Net premiums written were $8.8 million and $17.8 million for the three and six months ended June 30, 1996, respectively. The increase in net premiums written in the first six months of 1997 from the same period in 1996 is attributable to an increase in all lines of business, although primarily in the non-standard automobile businesses, as discussed below. Net premiums earned for the three and six months ended June 30, 1997 were $12.7 million and $23.5 million, respectively. Net premiums earned for the three and six months ended June 30, 1996 were $9.2 million and $18.1 million, respectively. The increase in net premiums earned is directly related to increases in net premiums written.

         In the workers' compensation line of business, net premiums written were $8.3 million and $7.9 million for the six months ended June 30, 1997 and 1996, respectively. The California workers' compensation line of business continued to decrease during the second quarter of 1997 due to continued price competition, which decrease was offset by increases in workers' compensation business outside of California, primarily in Montana. As a result, NAICC's aggregate new workers' compensation business, which decreased significantly in 1996, has essentially remained flat during the first six months of 1997.

         In the non-standard private passenger automobile line of business, net premiums written were $14.7 million and $7.7 million for the six months ended June 30, 1997 and 1996, respectively. In the first six months of 1997, the private passenger automobile line represented 54% of total net premiums written, up from 43% in the first six months of 1996. This increase was due to an increase in direct premiums written of approximately 30% as well as NAICC's amendment of its reinsurance agreement with a major reinsurance company to reduce its cession of private passenger automobile business from 50% to 25% effective January 1, 1997. The increase in direct written premiums is due in part to legislation in California increasing the enforcement of mandatory automobile liability insurance.

         In the non-standard commercial automobile line of business, net premiums written were $4.1 million and $2.2 million for the six months ended June 30, 1997 and 1996, respectively. In the first six months of 1997, the non-standard commercial automobile line represented 15% of total net premiums written, up from 12% for the same period in 1996. The increased premium is the result of increased marketing efforts by NAICC.

         Net investment income was $4.7 million and $5.3 million for the six months ended June 30, 1997 and 1996, respectively. The decline is the result of a decrease in NAICC's investment portfolio.

         Net losses and loss adjustment expenses ("LAE") were $17.1 million and $13.5 million for the six months ended June 30, 1997 and 1996, respectively. The resulting net loss and LAE ratios for the corresponding periods were 72.6% and 74.3%, respectively. The decrease in the net loss and LAE ratio in the first six months of 1997 is due to the continued shift toward the automobile line of business which has a lower loss and LAE expense ratio than the workers' compensation line of business .

         Policy acquisition costs were $6.2 million and $4.9 million for the six months ended June 30, 1997 and 1996, respectively. The increase is directly related to the increase in net premiums earned. As a percentage of net earned premiums, policy acquisition expenses were 26.2% and 27.3% for the six months ended June 30, 1997 and 1996, respectively. The decrease in the policy acquisition expense ratio in the first six months of 1997 as compared to the same period in 1996 is primarily the result of workers' compensation premium stabilizing while the fixed underwriting expenses of policy acquisition costs continued to decline.

         General and administrative expenses were $3.5 million and $3.1 million for the six months ended June 30, 1997 and 1996, respectively. The increase in 1997 is primarily attributable to Valor Insurance Company, Inc.'s ("Valor") operations. Valor was acquired by NAICC in June 1996.

         The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 113.6% and 119.5% for the six months ended June 30, 1997 and 1996, respectively. Net income from insurance operations for the three and six months ended June 30, 1997 was $1 million and $4 million, respectively, compared to $1.2 million and $2.3 million for the same periods in 1996. Net income for the first six months of 1997 increased from the same period in 1996 due to the realization of gains on sales of investments and premium growth.

Cash Flow from Insurance Operations

         Cash used in operations was $7.2 million for the six months ended June 30, 1997 as compared to cash used in operations of $13 million for the six months ended June 30, 1996. The decrease in cash used in operations is primarily due to premium growth. However, the payment of workers' compensation losses and LAE related to prior years while current year workers' compensation premium is flat continues to result in a negative cash flow for that line of business. Overall cash and invested assets, at market value, at June 30, 1997 were $134.9 million, compared to $142.6 million at December 31, 1996.

Liquidity and Capital Resources

         The Company's insurance subsidiaries require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The primary sources of funds to meet these obligations are premium revenues, investment income, recoveries from reinsurance and, if required, the sale of invested assets. NAICC's investment policy guidelines require that all liabilities be matched by a comparable amount of investment grade invested assets. The ratios of (annualized) net written premiums to statutory surplus were 1.37 to 1 and 0.8 to 1 for the six months ended June 30, 1997 and 1996, respectively. Management of NAICC believes that NAICC has both adequate capital resources and sufficient reinsurance to meet any unforeseen events such as natural catastrophes, reinsurer insolvencies or possible reserve deficiencies.



         3.       RESULTS OF DHC'S OPERATIONS

Cash Flow from Parent-Only Operations

         Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the six months ended June 30, 1997 and 1996, cash used in parent-only operating activities was $1 million and $1.2 million, respectively. The decrease in cash used was primarily attributable to the payment of expenses in the first six months of 1996 related to the termination of a proposed acquisition, offset in part by the payment of non-recurring compensation expense in the first six months of 1997, that was incurred in 1996. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Cash Flow from Insurance Operations."

Liquidity and Capital Resources

         At June 30, 1997, cash and investments of DHC were approximately $9.7 million, compared to $10 million at December 31, 1996. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. DHC received $671,000 in the first six months of 1997 from the exercise of stock options. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources."

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

Item 2.       Changes in Securities.

              On June 13, 1997, DHC sold 210,000 shares of its common stock for an aggregate purchase price of $630,000. The shares were sold pursuant to
Section 4(2) of the Securities Act of 1933 to the estate and beneficiary of DHC's former President, upon the exercise of options held by such estate and beneficiary.

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



Date:    August 12, 1997


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