Form 10-Q
period 1997-09-30
DANIELSON HOLDING CORP
filed 1997-11-14
CIK 225648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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
                                           Yes   X             No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November  5, 1997
Common Stock, $0.10 par value                           15,576,287 shares

                          PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements.


                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
             (In thousands, except share and per share information)
                                   (Unaudited)

                                                     For the Three Months                   For the Nine Months
                                                      Ended September 30,                    Ended September 30,
                                                     1997             1996                 1997              1996
                                                     ----             ----                 ----              ----

Revenues:

   Gross premiums earned                          $   17,795       $   12,457          $   46,844         $   38,406
   Ceded premiums earned                              (3,054)          (3,683)             (8,575)           (11,506)
                                                  ----------       ----------          ----------         ----------
   Net premiums earned                                14,741            8,774              38,269             26,900

   Net investment income                               2,428            2,458               7,417              8,083
   Net realized investment gains (losses)                (33)              (3)              2,173                 66
   Other income                                          221              222                 526                710
                                                  ----------       ----------          ----------         ----------

         Total revenues                               17,357           11,451              48,385             35,759
                                                  ----------       ----------          ----------         ----------

Losses and expenses:

   Gross losses and loss adjustment expenses          12,475           10,327              36,245             30,876
   Ceded losses and loss adjustment expenses          (2,390)          (3,796)             (9,080)           (10,884)
                                                  -----------      -----------         ----------         ----------
   Net losses and loss adjustment expenses            10,085            6,531              27,165             19,992

   Policyholder dividends                                729               --                 743                 88
   Policy acquisition expenses                         3,588            2,245               9,743              7,191
   Expenses in connection with terminated
       proposed acquisition                               --             (471)                 --              1,849
   Nonrecurring compensation                              --            1,272                  --              1,272
   General and administrative expenses                 2,379            2,035               7,179              6,367
                                                  ----------            -----          ----------         ----------

         Total losses and expenses                    16,781           11,612              44,830             36,759
                                                  ----------       ----------          ----------         ----------

Income (loss) from continuing operations
  before provision for income taxes                      576             (161)              3,555             (1,000)
Income tax provision                                      15               17                  34                 36
                                                  ----------       ----------          ----------         ----------

Income (loss) from continuing operations          $      561       $     (178)         $    3,521         $   (1,036)

Discontinued operations:
     Net loss from operations                             --             (389)                 --               (634)
     Loss on disposal                                     --           (1,271)                 --             (1,271)
                                                  ----------       -----------         ----------         -----------

Net income (loss)                                 $      561       $   (1,838)         $    3,521         $   (2,941)
                                                   =========        ==========          =========             =======

Earnings (loss) per share of Common Stock and common equivalent share:

Continuing operations                             $     .03        $     (.01)         $      .22         $    (.07)
Discontinued operations:
     Loss from operations                                --              (.03)                 --              (.04)
     Loss on disposal                                    --              (.08)                 --              (.08)
                                                  ---------        -----------         ----------         ----------

Net income (loss)                                 $     .03        $     (.12)         $      .22         $    (.19)
                                                   ========         ==========          =========          =========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (In thousands, except share and per share information)


                                                                         September 30, 1997       December 31,
                                                                           (Unaudited)               1996
                                                                           -----------               ----

Assets:
   Fixed maturities, available-for-sale at fair value
    (Cost: $137,355 and $143,424)                                            $   138,467         $   143,330
   Equity securities, at fair value (Cost: $363 and $257)                            802               2,697
   Short term investments, at cost which
       approximates fair value                                                     3,403               5,528
                                                                                --------           ---------

       Total investments                                                         142,672             151,555

   Cash                                                                            1,576               1,155
   Accrued investment income                                                       1,766               2,397
   Premiums and fees receivable, net of allowances
       of $138 and $230                                                            5,104               5,597
   Reinsurance recoverable on paid losses, net of allowances
       of $309 and $316                                                            8,656               3,071
   Reinsurance recoverable on unpaid losses, net of
       allowances of $425 and $425                                                20,179              23,546
   Prepaid reinsurance premiums                                                    1,918               2,417
   Property and equipment, net of accumulated depreciation
       of $7,505 and $7,102                                                        2,664               2,968
   Deferred acquisition costs                                                      1,726                 957
   Other assets                                                                    2,511               2,756
                                                                                --------           ---------

       Total assets                                                          $   188,772         $   196,419
                                                                              ==========          ==========

Liabilities and Stockholders' Equity:
   Unpaid losses and loss adjustment expenses                                $   107,680         $   120,651
   Unearned premiums                                                              11,306               8,294
   Reinsurance premiums payable                                                      866               1,765
   Funds withheld on ceded reinsurance                                             1,479               1,479
   Other liabilities                                                               5,191               5,377
                                                                                --------           ---------

       Total liabilities                                                         126,522             137,566

   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding)                                --                  --
   Common stock ($0.10 par value; authorized
       20,000,000 shares; issued 15,586,994  and 15,370,894 shares;
       outstanding 15,576,287and 15,360,238 shares)                                1,559               1,537
   Additional paid-in capital                                                     46,780              46,131
   Net unrealized gain on available-for-sale securities                            1,551               2,346
   Retained earnings                                                              12,426               8,905
   Treasury stock (Cost of 10,707 shares and 10,656 shares)                          (66)                (66)
                                                                                ---------          ---------

       Total stockholders' equity                                                 62,250              58,853
                                                                                --------           ---------

       Total liabilities and stockholders' equity                            $   188,772         $   196,419
                                                                              ==========          ==========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      (In thousands, except share amounts)
                                   (Unaudited)



                                                                           September 30, 1997
                                                                           ------------------

Common stock
   Balance, beginning of year                                                  $   1,537
   Exercise of options to purchase Common Stock                                       22
                                                                                --------
   Balance, end of period                                                          1,559
                                                                                --------

Additional paid-in capital
   Balance, beginning of year                                                     46,131
   Exercise of options to purchase Common Stock                                      649
                                                                                --------
   Balance, end of period                                                         46,780
                                                                                --------

Net unrealized gain (loss) on available-for-sale
   securities
   Balance, beginning of year                                                      2,346
   Net decrease                                                                     (795)
                                                                                ---------
   Balance, end of period                                                          1,551
                                                                                --------

Retained earnings
   Balance, beginning of year                                                      8,905
   Net income                                                                      3,521
                                                                                --------
   Balance, end of period                                                         12,426
                                                                                --------

Treasury stock
   Balance, beginning of year                                                        (66)
                                                                                ---------
   Balance, end of period                                                            (66)

       Total stockholders' equity                                              $  62,250
                                                                                ========


Common stock, shares
   Balance, beginning of year                                                 15,370,894
   Exercise of options to purchase Common Stock                                  216,100
                                                                                 -------
   Balance, end of period                                                     15,586,994
                                                                              ==========

Treasury stock, shares
   Balance, beginning of year                                                     10,656
   Purchased during period                                                            51
                                                                                --------
   Balance, end of period                                                         10,707
                                                                                  ======



          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              For the Nine Months
                                                                               Ended September 30,
                                                                              1997              1996
                                                                              ----              ----

Cash flows from operating activities:
   Net income (loss) from continuing operations                          $   3,521           $ (1,036)
   Adjustments to reconcile net income to net cash
      used in operating activities:
   Net realized investment gains                                            (2,173)               (66)
   Depreciation and amortization                                               633                654
   Change in accrued investment income                                         631                725
   Change in premiums and fees receivable                                      493              2,642
   Change in reinsurance recoverables                                       (5,585)            (1,310)
   Change in reinsurance recoverable on unpaid losses                        3,367             (1,348)
   Change in prepaid reinsurance premiums                                      499               (300)
   Change in deferred acquisition costs                                       (769)               141
   Change in unpaid losses and loss adjustment expenses                    (12,971)           (22,460)
   Change in unearned premiums                                               3,012               (413)
   Change in reinsurance payables and funds withheld                          (899)               268
   Other, net                                                                  (83)               942
                                                                         ---------           --------
      Net cash used in operating activities                                (10,324)           (21,561)
                                                                         ---------           --------
Cash flows from investing activities:
   Proceeds from sales:
      Fixed income maturities available-for-sale                               300              8,038
      Equity securities                                                      2,159                 --
   Investments, matured or called:
      Fixed income maturities available-for-sale                            19,176             25,945
   Investments purchased:
      Fixed income maturities available-for-sale                           (13,448)           (16,547)
      Equity securities                                                       (129)                --
   Acquisition of Valor Insurance Company (net of cash and short
      term investments of $1,461)                                               --             (1,450)
   Proceeds from sale of property and equipment                                 --                110
   Purchases of property and equipment                                        (109)              (128)
                                                                         ---------           --------
      Net cash provided by investing activities                              7,949             15,968
                                                                         ---------           --------
Cash flows from financing activities:

   Proceeds from exercise of options to purchase Common Stock                  671                 --
                                                                         ---------           --------
      Net cash provided by financing activities                                671                 --
                                                                         ---------           --------

   Net cash used in continuing operations                                   (1,704)            (5,593)
   Net cash used in discontinued operations                                     --               (120)
                                                                         ---------           ---------
   Net decrease in cash and short term investments                          (1,704)            (5,713)
   Cash and short term investments at beginning of year                      6,683              8,803
                                                                         ---------           --------
   Cash and short term investments at end of period                     $    4,979          $   3,090
                                                                         =========           ========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1)   BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to current year presentation.


2)   PER SHARE DATA

     Earnings per share are based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, whether or not currently exercisable. Such average shares outstanding were 16,296,091 for the three months ended September 30, 1997 and 16,252,854 for the nine months ended September 30, 1997. Loss per share is calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options. Such average shares outstanding were 15,360,252 and 15,360,254 for the three and nine months ended September 30, 1996, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and requires presentation of both basic earnings per share and diluted earnings per share on the face of the income statement. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. According to the provisions of SFAS 128, the pro forma basic and diluted earnings per share are as follows:


                                   For the Three Months                        For the Nine Months
                                    Ended September 30,                         Ended September 30,
                                   1997              1996                      1997              1996
                                   ----              ----                      ----              ----

Basic earnings per share           .04               (.12)                     .23               (.19)

Diluted earnings per share         .03               (.12)                     .22               (.19)

     Basic earnings per share is calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options. Such average shares outstanding were 15,576,287 and 15,448,944 for the three and nine months ended September 30, 1997, respectively. Diluted earnings per share is calculated using the same number of average shares outstanding as is used for the current presentation of earnings per share on the income statement.

3)   INCOME TAXES

     DHC files a Federal consolidated income tax return with its subsidiaries and with certain trusts that assumed various former liabilities of certain present and former subsidiaries of DHC. The Company records its interim tax provisions based upon estimated effective tax rates for the year.

     The Company has made provisions for certain state and local taxes. Tax filings for these jurisdictions do not consolidate the activities of the trusts referred to above. For further information, reference is made to Note 11 of the Notes to Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 1996.


4)   REINSURANCE

     During April, 1997, NAICC settled a claim involving environmental damage. NAICC paid $5.6 million in loss and loss adjustment expenses, of which $5 million was ceded to its reinsurers. NAICC has submitted its claim for reinsurance to its reinsurers, primarily Lloyd's of London and London market reinsurers and is in the process of responding to their inquiries. Management believes that its reinsurance claim is in accordance with the terms of its reinsurance contracts and that any amount which ultimately may not be collected will not be material.





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


     2.       RESULTS OF NAICC'S OPERATIONS

     The operations of DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in specialty property and casualty insurance. At September 30, 1997, NAICC had a B++ rating from A.M. Best Company.

Property and Casualty Insurance Operations

     Net premiums written were $14.6 million and $41.7 million for the three and nine months ended September 30, 1997, respectively. Net premiums written were $8.4 million and $26.2 million for the three and nine months ended September 30, 1996, respectively. The increase in net premiums written in the first nine months of 1997 from the same period in 1996 is attributable to an increase in all lines of business, although primarily in the non-standard automobile businesses, as discussed below. Net premiums earned for the three and nine months ended September 30, 1997 were $14.7 million and $38.3 million, respectively. Net premiums earned for the three and nine months ended September 30, 1996 were $8.8 million and $26.9 million, respectively. The increase in net premiums earned is directly related to increases in net premiums written.

     In the workers' compensation line of business, net premiums written were $13.0 million and $11.6 million for the nine months ended September 30, 1997 and 1996, respectively. The California workers' compensation line of business continued to decrease during the third quarter of 1997 due to continued price competition, which decrease was offset by increases in workers' compensation business outside of California, primarily in Montana. As a result, NAICC's aggregate new workers' compensation business, which decreased significantly in 1996, has shown a slight increase during the first nine months of 1997.

     In the non-standard private passenger automobile line of business, net premiums written were $22.1 million and $11.1 million for the nine months ended September 30, 1997 and 1996, respectively. In the first nine months of 1997, the private passenger automobile line represented 53% of total net premiums written, up from 42% in the first nine months of 1996. This increase was due to an increase in direct premiums written of approximately 35% as well as NAICC's amendment of its reinsurance agreement with a major reinsurance company to reduce its cession of private passenger automobile business from 50% to 25% effective January 1, 1997. The increase in direct written premiums is due in part to legislation in California increasing the enforcement of mandatory automobile insurance as well as continued marketing efforts of NAICC.

     In the non-standard commercial automobile line of business, net premiums written were $6.4 million and $3.5 million for the nine months ended September 30, 1997 and 1996, respectively. In the first nine months of 1997, the non-standard commercial automobile line represented 15% of total net premiums written, up from 13% for the same period in 1996. The increase in premium is the result of increased marketing efforts by NAICC.

     Net investment income was $7.0 million and $7.7 million for the nine months ended September 30, 1997 and 1996, respectively. The decline is the result of a decrease in NAICC's investment portfolio.

     Net losses and loss  adjustment  expenses  ("LAE")  were $27.2  million and
$20.0 million for the nine months ended September 30, 1997 and 1996, respectively. The resulting net loss and LAE ratios for the corresponding periods were 71.0% and 74.3%, respectively. The decrease in the net loss and LAE ratio in the first nine months of 1997 is due to the continued shift toward the automobile line of business which has a lower loss and LAE ratio than the workers' compensation line of business.

     Policy acquisition costs were $9.7 million and $7.2 million for the nine months ended September 30, 1997 and 1996, respectively. The increase is directly related to the increase in net premiums earned. As a percentage of net earned premiums, policy acquisition expenses were 25.4% and 26.7% for the nine months ended September 30, 1997 and 1996, respectively. The decrease in the policy acquisition expense ratio in the first nine months of 1997 as compared to the same period in 1996 is due to the increase in net written premiums while making reductions in the fixed underwriting expenses of policy acquisition costs.

     Policyholder dividends for the nine months ended September 30, 1997 and 1996 were $743,000 and $88,000, respectively. The increase over 1996 is attributable to Valor Insurance Company, Inc.'s ("Valor") operations, where a significant amount of its workers' compensation business consists of participating policies with favorable loss experience.

     General and administrative expenses were $5.3 million and $4.5 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in 1997 is primarily attributable to the addition of the operations of Valor. Valor was acquired by NAICC in June 1996.

     The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 112.2% and 120.0% for the nine months ended September 30, 1997 and 1996, respectively. The decline in the combined ratio is attributable to the growth of premium and the reductions of certain fixed underwriting and general and administrative expenses. Net income from insurance operations for the three and nine months ended September 30, 1997 was $1 million and $5 million, respectively, compared to $698,000 and $3 million for the same periods in 1996. Net income in 1997 increased from the same periods in 1996 due to the realization of gains on sales of investments and premium growth.

Cash Flow from Insurance Operations

     Cash used in operations was $8.9 million for the nine months ended September 30, 1997 as compared to cash used in operations of $18.5 million for the nine months ended September 30, 1996. The decrease in cash used in operations is primarily due to premium growth. However, the payment of workers' compensation losses and LAE related to prior years continues to result in a negative cash flow for that line of business. Overall cash and invested assets, at market value, at September 30, 1997 were $134.8 million, compared to $142.6 million at December 31, 1996.

Liquidity and Capital Resources

     The Company's insurance subsidiaries require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The primary sources of funds to meet these obligations are premium revenues, investment income, recoveries from reinsurance and, if required, the sale of invested assets. NAICC's investment policy guidelines require that all liabilities be matched by a comparable amount of investment grade invested assets. The ratios of (annualized) net written premiums to statutory surplus were 1.31 to 1 and 0.7 to 1 for the nine months ended September 30, 1997 and 1996, respectively. Management of NAICC believes that NAICC has both adequate capital resources and sufficient reinsurance to meet any unforeseen events such as natural catastrophes, reinsurer insolvencies or possible reserve deficiencies.



     3.       RESULTS OF DHC'S OPERATIONS

Cash Flow from Parent-Only Operations

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the nine months ended September 30, 1997 and 1996, cash used in parent-only operating activities was $1.4 million and $3.1 million, respectively. The decrease in cash used was primarily attributable to the payment of expenses in the first nine months of 1996 related to the termination of a proposed acquisition, offset in part by the payment of non-recurring compensation expense in the first nine months of 1997, that was incurred in 1996. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Cash Flow from Insurance Operations."

Liquidity and Capital Resources

     At September 30, 1997, cash and investments of DHC were approximately $9.4 million, compared to $10 million at December 31, 1996. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. DHC received $671,000 in the first nine months of 1997 from the exercise of stock options. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources."


     4.       AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and requires presentation of both basic earnings per share and diluted earnings per share on the face of the income statement. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. The Company has presented pro forma disclosures of basic and diluted earnings per share calculated in accordance with the provisions of SFAS 128. See Note 2 of the Notes to Consolidated Financial Statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 is not expected to have a significant impact on the financial reporting of the Company.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the reporting of information about operating segments in annual financial statements and requires the reporting of select information about operating segments in interim financial reports. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the segment information disclosure pursuant to SFAS 131.

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

              None

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



Date:    November 14, 1997


                               DANIELSON HOLDING CORPORATION
                                      (Registrant)



                               By:    /s/    DAVID BARSE
                                      ------------------------------------------
                                             David Barse
                                             President & Chief Operating Officer



                               By:    /s/    MICHAEL CARNEY
                                      ------------------------------------------
                                             Michael Carney
                                             Chief Financial Officer