Form 10-K405
period 1997-12-31
DANIELSON HOLDING CORP
filed 1998-03-31
CIK 225648

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 1-6732

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

       Common Stock, $0.10 par value .........American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:      None

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 17, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was $102,127,519.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                     OUTSTANDING AT MARCH 17, 1998
            -----                     -----------------------------

     Common Stock, $0.10 par value         15,576,287 shares

  The following documents have been incorporated by reference herein:

  1997 Annual Report to Stockholders, as indicated herein (Parts I and II)

================================================================================

                                    PART I

ITEM 1.  BUSINESS.


                                  INTRODUCTION

       Danielson Holding Corporation ("DHC" or "Registrant") is a holding company incorporated in Delaware, having separate subsidiaries (collectively with DHC, the "Company") offering a variety of insurance products. It is DHC's intention to grow by developing business partnerships and making strategic acquisitions. The largest subsidiary of DHC is its indirectly wholly-owned California insurance company, National American Insurance Company of California (together with its subsidiaries, "NAICC"). NAICC writes workers' compensation, non-standard private passenger and commercial automobile insurance in the western United States, primarily California.

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

       As part of DHC's ongoing corporate strategy, DHC has continued to seek acquisition opportunities which will both complement its existing operations and enable DHC to earn an attractive return on investment. During 1996, DHC entered into an agreement to acquire, by merger, Midland Financial Group, Inc.
("Midland").   As a result of the crash of TWA Flight 800, in which the
President of DHC, the President of NAICC and the President of Midland were killed, the proposed merger with Midland was terminated by the mutual consent of DHC and Midland. See Note 3 of the Notes to Consolidated Financial Statements.

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

       DHC retained cash and investments at the holding company level of $8.7 million at December 31, 1997. Total liabilities of DHC at the same date were $400,000.

       The Company will report, as of the end of its 1997 tax year, aggregate consolidated net operating tax loss carryforwards ("NOLs") for Federal income tax purposes of approximately $1.36 billion. These losses will start to expire in 1998 unless utilized prior thereto. See Note 11 of the Notes to Consolidated Financial Statements.


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

General

       NAICC began writing non-standard private passenger automobile insurance in California in July, 1993. NAICC writes this business through a general agent which uses over 700 sub-agents to obtain applications for policies.
Policyholder selection is governed by underwriting guidelines established by NAICC. NAICC began writing non-standard commercial automobile insurance in 1995 through independent agents. Non-standard risks are those segments of the driving public which generally are not considered "preferred" business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those who have been non-renewed or declined by another insurance company. Generally, non-standard premium rates are higher than standard premium rates and policy limits
are lower than typical policy limits.   NAICC's management believes that it is
able to achieve underwriting success through refinement of various risk profiles, thereby dividing the non-standard market into more defined segments which can be adequately priced.

       The majority of automobiles owned or used by businesses are insured under policies that provide other coverages for the business, such as commercial multi-peril insurance. Standard insurers, however, often will not cover certain commercial automobiles because of the claims experience and/or the type of the business, or the use or the driver of the automobile. Businesses which are unable to insure a specific driver and businesses having vehicles not qualifying for commercial multi-peril insurance are typical NAICC commercial automobile policyholders. Examples of these risks include drivers with more than one moving violation, one and two vehicle accounts, and specialty haulers, such as sand and gravel, farm vehicles and certain short-haul common carriers. NAICC's policies in force typically cover fleets of four or fewer automobiles. NAICC does not insure long-haul truckers, trucks hauling logs, gasoline or similar higher hazard operations. The current average annual premium of the policies in force is approximately $2,200.

       Net written premiums were $29.8 million, $14.5 million and $15 million in 1997, 1996 and 1995, respectively, for the non-standard private passenger automobile program. Until January 1, 1997, NAICC ceded 50 percent of its private passenger automobile business to a major reinsurance company under a quota share reinsurance agreement, at which time the agreement was amended to reduce the ceding percentage to 25 percent. Net written premiums for commercial automobile were $8.8 million in 1997, $4.8 million in 1996 and $2.1 million in 1995. The increase in private passenger automobile premiums all came from the California market and was due, in part, to legislation in California requiring motorists to provide proof of insurance at the time of vehicle registration. NAICC has increased its production efforts in commercial automobile by adding to the number of commercial automobile agents in 1997 and increasing the marketing efforts in each of NAICC's branch offices.

       NAICC writes workers' compensation insurance in California and four other western states. Workers' compensation insurance policies provide coverage for statutory benefits which employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses for vocational rehabilitation. Policies are issued having a term of no more than one year. While a substantial portion of NAICC's premium volume had historically come from California workers' compensation insurance, NAICC's premium volume in workers' compensation has declined significantly in California since 1995 when a new "open rating" law replaced the old workers' compensation "minimum rate" law and fierce price competition immediately followed. Net written premiums for workers' compensation were $17.2 million, $16.8 million, and $38.2 million, in 1997, 1996, and 1995, respectively. In response to developments affecting the market for workers' compensation insurance in California, NAICC has pursued a strategy of re-deploying its capital either in other specialty lines of insurance such as non-standard automobile insurance or in the workers' compensation line in geographic markets believed by NAICC to have greater potential for profitability than California. In furtherance of its strategy to write workers' compensation insurance in markets other than California, in June 1996, NAICC acquired Valor Insurance Company, Incorporated ("Valor"), a Montana-domiciled specialty insurance company that writes workers' compensation insurance policies.

       NAICC does not write any business through managing general agents. Its non-standard private passenger automobile, representing 53% of net written premiums, is produced through one general agent.

UNDERWRITING

       Insurers admitted in California are required to obtain approval from the California Department of Insurance of rates and/or forms prior to being used as part of an insurance contract in California. Many of the states in which NAICC does business have similar requirements. Rates and policy forms are developed and periodically revised by NAICC and filed with the regulators in each of the relevant states, depending upon each state's requirements. NAICC relies upon its own and industry experience in establishing rates.

       NAICC's private passenger automobile policies provide maximum coverage of up to $15,000 per person, $30,000 per accident for liability for bodily injury and $10,000 per accident for liability for property damage. NAICC also writes physical damage coverages for up to $33,000 per vehicle. The maximum non-standard commercial automobile policy limit provided by NAICC is $1 million bodily injury and property damage combined single limit of liability for each occurrence. During 1995, 1996 and 1997, NAICC retained the first $150,000 bodily injury and property damage combined single limit of liability for each occurrence, with losses in excess of $150,000, per occurrence, being ceded to its reinsurers. NAICC increased its retention to $250,000 effective January 1, 1998.

       Workers' compensation rates, rating plans, policyholder dividend plans and policy forms are developed and filed by NAICC's underwriting personnel with the appropriate regulatory agency in each state in which NAICC operates. NAICC relies principally upon rates promulgated by either the Workers' Compensation Insurance Rating Bureau or the National Council on Compensation Insurance, the statistical agent for other western states in which NAICC markets insurance. NAICC maintains a disciplined approach to risk selection and pricing. In accordance with this policy, NAICC selects each prospective policyholder based on the characteristics of such risk and establishes premiums based on loss experience and risk exposure. NAICC's pricing policy is not driven by market share considerations.

       NAICC retains the first $500,000 of each workers' compensation loss and has purchased reinsurance for up to $49.5 million in excess of its retention, the first $9.5 million of which is placed with a major reinsurance company and the remaining $40 million of which is provided by 16 other companies.

MARKETING

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

       NAICC currently markets its non-standard private passenger automobile insurance in California through one general agent. Beginning in 1998, NAICC will market non-standard private passenger automobile insurance directly through independent agents in Oregon and Washington. NAICC has also begun a preferred private passenger automobile program in California in 1998 which will be marketed through another general agent. NAICC markets non-standard commercial automobile insurance through approximately 600 independent agents located in Arizona, California, Idaho, Nevada, Oregon, Utah and Washington.

       NAICC writes workers' compensation insurance primarily in the states of California, Oregon, Arizona and Idaho through approximately 650 independent property and casualty insurance agents and brokers. The agency contracts provide authority to bind coverage within detailed underwriting guidelines set by NAICC. Valor markets workers' compensation insurance to Montana employers. All business is produced and serviced through its home office in Billings, Montana. NAICC targets employers having operations that are classified as low to moderate hazard and that generally have payrolls under $1 million. Typically, annual premium for employers in this payroll category are less than $25,000. Valor writes workers' compensation for employers of a wide range of hazard classifications, from banks to construction businesses, and targets the larger employers in the state of Montana.

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

       The California Automobile Assigned Risk Plan provides state mandated minimum levels of automobile liability coverage to drivers whose driving records, or other relevant characteristics, make it difficult for them to obtain insurance in the voluntary market. NAICC does not expect to receive a material number of assignments arising from its non-standard private passenger automobile business and does not believe that the assignments will have a material adverse effect upon the profitability of this line of business.

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

       The unpaid losses and LAE related to environmental clean-up is established based upon facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims

(including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Liabilities for unknown claims and development of reported claims are included in NAICC's bulk unpaid losses. The liability for the development of reported claims is based on estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and exposure exists in excess of amounts which are currently recorded which could be material. However, management does not expect that liabilities associated with these types of claims will result in a material adverse effect on future liquidity or financial position. Liabilities such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates.

       NAICC is involved in litigation related to certain environmental claims which have some significant uncertainties. Such uncertainties include difficulties in predicting the outcome of judicial decisions as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language with respect to environmental claims. While the outcome of such litigation cannot be determined at this time, such litigation, net of liabilities established therefor and giving effect to reinsurance, is not expected to have a material adverse effect on the future liquidity or financial position of NAICC. As of December 31, 1997 and 1996, NAICC's net unpaid losses and LAE relating to environmental claims were approximately $10.9 million and $13.4 million, respectively.

       Due to the factors discussed above and others, the process used in estimating unpaid losses and loss adjustment expenses cannot provide an exact result. Management believes that the provisions for unpaid losses and loss adjustment expenses are adequate to cover the net cost of losses and loss expenses incurred to date; however, such liability is necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates.

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES

       The following table provides a reconciliation of NAICC's unpaid losses and LAE (in thousands):

                                             Years Ended December 31,
                                       -------------------------------------

                                            1997        1996       1995
                                            ----        ----       ----
Net unpaid losses and LAE at January 1    $ 97,105   $116,294   $128,625

Net unpaid losses acquired with Valor
 Insurance Company                               -        403          -
                                          --------   --------   --------
                                            97,105    116,697    128,625
Incurred related to:
 Current year                               37,142     26,979     45,592

 Prior years                                   940     10,120      3,123
                                          --------   --------   --------

 Total incurred                             38,082     37,099     48,715
                                          --------   --------   --------

Paid Related to:

 Current year                              (13,729)   (10,559)   (14,464)

 Prior years                               (35,696)   (46,132)   (46,582)
                                          --------   --------   --------

Total paid                                 (49,425)   (56,691)   (61,046)
                                          --------   --------   --------

Net unpaid losses and LAE at
 December 31                              $ 85,762   $ 97,105   $116,294
 Plus:  reinsurance recoverables            20,185     23,546     21,112
                                          --------   --------   --------

Gross unpaid losses and LAE at
 December 31                              $105,947   $120,651   $137,406
                                          ========   ========   ========


  The losses and LAE incurred related to prior years is attributable to claims from businesses which are in run-off. In 1996, management of NAICC strengthened the unpaid losses and allocated loss adjustment expenses ("ALAE") of pre-1980 businesses assumed by NAICC in 1985 and which are in run-off. NAICC increased these run-off claim liabilities by $10 million. The pre-1980 run-off liabilities include claims relating to environmental clean-up for policies issued prior to 1970. NAICC increased its bulk unpaid liabilities related to these claims, principally the unpaid ALAE, as it had become evident that the legal costs associated with these claims would be significantly greater than previously anticipated.

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

Analysis of Net Losses and Loss Adjustment Expense ("LAE") Development (dollars in thousands):

                                                                                Years Ended December 31,
                                                         --------------------------------------------------------------------------

                                                      1988       1989       1990       1991        1992        1993        1994
                                                   ----------  ---------  ---------  ---------  ----------  ----------  ----------

Net unpaid losses and LAE at end of year            $115,858   $ 95,272   $ 91,870   $ 97,810    $104,825    $119,223    $128,625

Net unpaid losses and LAE re-estimated as of:
  One year later                                     120,527    100,599     92,632     94,364     105,568     119,607     131,748
  Two years later                                    124,167    100,143     87,504     99,875     111,063     123,039     141,602
  Three years later                                  121,081     94,954     89,844    107,945     117,756     136,735     141,787
  Four years later                                   116,384     96,948     95,576    116,018     138,877     140,076
  Five years later                                   118,175    101,537    102,081    136,269     142,423
  Six years later                                    122,784    107,344    119,107    139,493
  Seven years later                                  128,589    122,985    121,161
  Eight Years later                                  143,585    124,749
  Nine Years later                                   145,093

Cumulative (deficiency) redundancy                   (29,235)   (29,477)   (29,291)   (41,683)    (37,598)    (20,853)    (13,162)

Cumulative net amounts paid as of:
  One year later                                      41,767     38,165     31,162     39,131      39,650      42,264      46,582
  Two years later                                     72,735     56,876     53,424     63,483      68,025      71,702      80,515
  Three years later                                   86,142     71,543     66,198     81,485      88,038      95,525     101,726
  Four years later                                    96,352     78,991     75,963     94,238     106,431     110,163
  Five years later                                   102,385     84,980     83,704    108,923     118,136
  Six years later                                    107,661     90,458     95,199    118,397
  Seven years later                                  112,555    100,559    102,886
  Eight years later                                  121,724    107,630
  Nine years later                                   128,313

                                                        Years Ended December 31,
                                                    ---------------------------------

                                                       1995       1996       1997
                                                    ----------  ---------  --------

Net unpaid losses and LAE at end of year             $116,294    $97,105    $85,762

Net unpaid losses and LAE re-estimated as of:
  One year later                                      126,414     98,045
  Two years later                                     126,796
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight Years later
  Nine Years later

Cumulative (deficiency) redundancy                    (10,502)      (940)

Cumulative net amounts paid as of:
  One year later                                       46,132     35,696
  Two years later                                      74,543
  Three years later
  Four years later
  Five years later
  Six years later
  Seven years later
  Eight years later
  Nine years later

The following table reflects the same information as the preceding table gross of reinsurance (dollars in thousands):

                                                                    Years ended December 31,
                                                    --------------------------------------------------------
                                                      1997       1996        1995        1994        1993
                                                    ---------  ---------  ----------  ----------  ----------

Gross unpaid losses and LAE at end of year:          $105,947  $120,651    $137,406    $146,330    $137,479

Gross unpaid losses and LAE re-estimated as of:
      One year later                                            121,787     149,416     149,815     137,898
      Two years later                                                       150,106     161,731     141,737
      Three years later                                                                 162,246     158,263
      Four years later                                                                              162,697

Gross cumulative deficiency:                                     (1,136)    (12,700)    (15,916)    (25,218)

Gross cumulative amount paid as of:
      One year later                                             47,835      54,901      53,798      53,634
      Two years later                                                        92,422      92,991      88,930
      Three years later                                                                 122,095     116,605
      Four years later                                                                              138,924

   The cumulative deficiency as of December 31, 1995 on a net basis of $10.5 million is due to the strengthening of the unpaid losses and ALAE of pre-1980 businesses assumed by NAICC in 1985 and which are in run-off. NAICC increased these run-off claim liabilities in 1996 by $10 million. The pre-1980 run-off liabilities include claims relating to environmental clean-up for policies issued prior to 1970.

   The cumulative deficiency on a net basis of $37.6 million and $41.7 million as of December 31, 1992 and 1991, respectively, is also attributable to adverse development of workers' compensation loss experience in the 1990 and 1991 loss years. The California workers' compensation industry, including NAICC, experienced adverse development of those loss years. The adverse development was the result of a significant increase in frequency in workers' compensation claims that was brought on by a downturn in the California economy, an increase in unemployment and a dramatic increase in stress and post-termination claims. The adverse development in 1990 and 1991 was significantly offset by favorable workers' compensation loss experience and development in the 1992, 1993 and 1994 loss years.

   Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future. It would not be appropriate to use this cumulative history in the projection of future performance.

   The table above would ordinarily present a ten year development of unpaid losses and LAE, however, the loss and LAE data of NAICC relating to periods prior to 1988 are not comparable to such data for periods subsequent to 1988.
In 1988, NAICC assumed the unpaid policyholder liabilities of MAIC for accident years 1985, 1986 and 1987. The data subsequent to 1987 necessary to update the unpaid losses and LAE of NAICC as of December 31, 1987 and prior includes loss and LAE data relating to MAIC which is not reflected in the December 31, 1987 unpaid losses and LAE of NAICC and such data cannot be segregated because of the assumption of those 1985, 1986 and 1987 accident year liabilities in 1988. The 1988 assumption of the policyholder liabilities of MAIC was the last of a series of significant events and transactions which resulted in, among other things, the acquisition by DHC of a majority ownership interest in NAICC, a change in the management of NAICC and a material change in the business and operations of NAICC. As a result of these material changes affecting NAICC, the table above, reflecting information commencing in 1988, provides the most meaningful and relevant historical analysis possible of unpaid losses and LAE of NAICC.

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

CEDED REINSURANCE AND REINSURANCE WITH AFFILIATES

   In its normal course of business in accordance with industry practice, NAICC reinsures a portion of its exposure with other insurance companies so as to effectively limit its maximum loss arising out of any one occurrence. Contracts of reinsurance do not legally discharge the original insurer from its primary liability. Estimated reinsurance receivables arising from these contracts of reinsurance are, in accordance with generally accepted accounting principles, reported separately as assets. Premiums for reinsurance ceded by NAICC in 1997 were 16.4 percent of written premiums.

   As of December 31, 1997, General Reinsurance Corporation (GRC), American Reinsurance Company (ARC), and Lloyd's of London (Lloyd's) were the only reinsurers that comprised more than 10 percent of NAICC's reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. At December 31, 1997, NAICC had reinsurance recoverables on paid and unpaid claims of $6.3 million , $7.4 million, and $9.3 million from GRC, ARC, and Lloyd's respectively. GRC and ARC had an A.M. Best rating of A++ and A+, respectively. The paid and unpaid recoverable amounts ceded to Lloyd's relate to business in run-off and assumed by NAICC. NAICC believes that Equitas has authority to respond on behalf of all of the syndicates underlying the reinsurance contracts with Lloyd's. See Note 6 of the Notes to Consolidated Financial Statements for further information on reinsurance.

   NAICC and two of its subsidiaries participate in an inter-company pooling and reinsurance agreement under which Danielson Insurance Company ("DICO") and Danielson National Insurance Company ("DNIC") cede 100% of their net liability, defined to include premiums, losses and allocated loss adjustment expenses, to NAICC to be combined with the net liability for policies of NAICC in formation of a "Pool". NAICC simultaneously cedes to DICO and DNIC 10% of the net liability of the Pool. DNIC commenced participation in July, 1993 and DICO commenced participation in January, 1994. Additionally, both DICO and DNIC reimburse NAICC for executive services, professional services, and administrative expenses based on designated percentages of net premiums written for each line of business.

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

   NAICC is an insurance company domiciled in the State of California and is regulated by the California Department of Insurance for the benefit of policyholders. The California Insurance Code does not permit the payment of shareholder dividends that exceed the greater of net income or 10% of statutory surplus and such dividends can only be paid out of accumulated earned surplus without prior approval from the Insurance Commissioner. To the extent that NAICC's unassigned surplus remains negative in 1998, NAICC will not be permitted to pay dividends without prior regulatory approval.

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

The following table shows the consolidated premiums-to-surplus and reserves-to-surplus ratios of NAICC (on a statutory basis):

                                      Years Ended December 31,
                                      ------------------------
                                       1997     1996     1995
                                      -------  -------  ------

          Ratio of:

               Premiums-to-surplus      1.2:1     .9:1   1.2:1

               Reserves-to-surplus      1.9:1    2.1:1   2.6:1

          Given the foregoing relatively conservative financial security ratios, NAICC's management believes that existing capital is adequate to support higher than industry average premium growth for the foreseeable future.

          A model for determining the risk-based capital ("RBC) requirements for property and casualty insurance companies was adopted in December 1993. Insurance companies are required to report their RBC ratios based on their 1994 annual statements. NAICC has calculated its RBC requirement under the most recent RBC model and it has sufficient capital in excess of any regulatory action level. The Company believes that RBC is the most appropriate indicator of potential regulatory oversight.

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

          At December 31, 1997, the RBC of NAICC was 264% greater than the Company Action Level. NAICC currently has no plans to take any action designed to affect its RBC level.

                            HOLDING COMPANY BUSINESS


     DHC is a holding company incorporated under the General Corporation Law of the State of Delaware. As of December 31, 1997, DHC had the following material assets and no material liabilities:

     (i) ownership of its MAIC subsidiary, an insurance holding company that owns, directly or indirectly, all of the stock of NAICC, DNIC, DICO, Valor, and two licensed insurance subsidiaries which are expected to commence writing insurance lines in the future; and

     (ii) approximately $8.7 million in cash and investments.

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

     Danielson Trust's business consisted of providing trust and investment services to individuals, not-for-profit corporations and retirement service clients, including its affiliates. In addition, since 1994 Danielson Trust provided custodial services for certificates of deposit to affiliated and unaffiliated broker-dealers, as well as other custodial services to an affiliated mutual fund.

     On December 31, 1996, DHC consummated the sale of Danielson Trust to North American Trust Company for $3 million in cash and recognized a loss of $1.2 million on disposal.

TAX LOSS CARRYFORWARD

     As of December 31, 1997, the Company had a consolidated net operating loss carryforward of approximately $1.36 billion for Federal income tax purposes. This number is based upon Federal consolidated income tax losses for the periods through December 31, 1996 and an estimate of the 1997 taxable loss. Some or all of the carryforward may be available to offset, for Federal income tax purposes, the future taxable income, if any, of DHC and its wholly-owned subsidiaries.
The Internal Revenue Service ("IRS") may attempt to challenge the amount of this net operating loss in the event of a future tax audit. Management believes, based in part upon the views of its tax advisors, that its net operating loss calculations are reasonable and that it is reasonable to conclude that the Company's net operating losses would be available for use by the Company. These tax loss attributes are currently fully reserved, for valuation purposes, on the Company's financial statements. The amount of the deferred asset considered realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

     The Company's net operating tax loss carryforwards will expire, if not used, in the following approximate amounts in the following years (dollars in thousands):

               Year Ending          Amount of Carryforwards
               December 31,                Expiring
               ------------         -----------------------

                  1998                     $ 33,328
                  1999                      203,868
                  2000                      253,098
                  2001                      155,806
                  2002                      142,982
                  2003                       60,849
                  2004                       69,947
                  2005                      106,225
                  2006                       92,355
                  2007                       89,790
                  2008                       31,688
                  2009                       39,689
                  2010                       23,600
                  2011                       19,755
                  2012                       38,799

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

DHC'S BUSINESS PLAN AND DEVELOPMENT

          DHC's business plan is to grow by developing business partnerships and making strategic acquisitions that are expected to contribute higher than average returns for our stockholders. On February 26, 1996, DHC entered into a merger agreement pursuant to which DHC would have acquired all of the outstanding stock of Midland in a merger transaction. As described earlier, the proposed merger was terminated in July, 1996 due to the loss of several key executives in the crash of TWA Flight 800.

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

YEAR 2000 COMPLIANCE

          The Company has reviewed its information systems hardware and software operations and applications in relation to "year 2000". The Company believes that its hardware and operating system software are year 2000 compliant. NAICC believes that it has identified substantially all of the application software programs which require modification in order to become year 2000 compliant and has a formal plan to correct and test the programs affected by the conversion of a two-digit year to a four-digit year. NAICC expects the early phases of the project to be completed during the middle of 1998. The final phases of the project are scheduled to be completed by December 31, 1998. The review of systems also included the identification of vendors that may have a significant impact on the Company's operations and their expected completion of any conversions.

          The Company believes that its information systems operations and those of its significant vendors are or will become year 2000 compliant such that there should not be any material adverse impact on the Company's financial condition or results of operations. However, ensuring that all of the Company's software is in fact year 2000 compliant is a difficult and time consuming task. Problems may arise in updating the software that are currently unforeseen by management. In addition, the Company is not in a position to ensure that all of its significant vendors in fact become year 2000 compliant and is relying on information received from those vendors as to their year 2000 compliance. The Company currently estimates the costs to be incurred prior to December 31, 1999 are approximately $200,000 to complete all programming changes, related testing, and implementation. There can be no assurance, however, that those costs will not be significantly higher or that an unforeseen failure by the Company or any of its vendors to become year 2000 compliant will not have a material adverse effect on the Company's business.

STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

          This Item 1 to the Report on Form 10-K, together with Items 2, 3, 7, and 8, contain forward-looking statements, including statements concerning plans, capital adequacy, adequacy of reserves, utilization of tax losses, goals, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "believes", "anticipates", "expects", "intends", "plans" and other similar expressions. All such statements represent only current estimates or expectations as to future results and are subject to risks and uncertainties which could cause actual results to materially differ from current estimates or expectations. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" in Item 7 for further information concerning certain of those risks and uncertainties.

                                   EMPLOYEES

          As of December 31, 1997, the number of employees of DHC and its consolidated subsidiaries was approximately as follows:

        NAICC                         146
        DHC (holding company only)     13
                                      ---
         Total                        159

None of these employees is covered by any collective bargaining agreement. DHC believes that the staffing levels are adequate to conduct future operations.

ITEM 2.  PROPERTIES.

       DHC leases a minimal amount of space for use as administrative and executive offices. DHC's lease has a term of approximately five years which is scheduled to expire in 2003. DHC believes that the space available to it is adequate for DHC's current and foreseeable needs.

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

See Note 13 of the Notes to Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS.

       NAICC is a party to various legal proceedings which are considered routine and incidental to its insurance business and are not material to the financial condition and operation of such business. DHC is not a party to any legal proceeding which is considered material to the financial condition and operation of its business. See Note 14 of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         "Stock Market Prices" on page 32 of DHC's 1997 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         "Selected Consolidated Financial Data" on page 6 of DHC's 1997 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 12 of DHC's 1997 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of DHC and its subsidiaries, together with the Notes thereto, and "Quarterly Financial Data," included on pages 13 through 16, 17 through 30, and 32, respectively, of DHC's 1997 Annual Report to Stockholders (included as an exhibit hereto), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.

       The Directors of DHC are listed on the following pages with brief statements of their principal occupations and other information. A listing of the Directors' and officers' beneficial ownership of Common Stock appears on subsequent pages under the heading "Item 12. Security Ownership of Certain Beneficial Owners and Management." All of the Directors were elected to their present terms of office by the stockholders at the Annual Meeting of Stockholders of DHC held on May 21, 1997. The term of office of each Director continues until the election of Directors to be held at the next Annual Meeting of Stockholders or until his successor has been elected. There is no family relationship between any Director and any other Director or executive officer of DHC. The information set forth below concerning the Directors has been furnished by such Directors to DHC.


                                                                                                      DIRECTOR
DIRECTOR                         AGE       PRINCIPAL OCCUPATION                                         SINCE
--------                         ---       --------------------                                         -----

Martin J. Whitman                73        Chairman of the Board and Chief Executive Officer of         1990
                                           DHC

David M. Barse                   35        President and Chief Operating Officer of DHC                 1996

Eugene M. Isenberg               68        Chairman of the Board and Chief Executive Officer of         1990
                                           Nabors Industries, Inc.

Joseph F. Porrino                53        Executive Vice President of the New School for Social        1990
                                           Research

Frank B. Ryan                    61        Professor of Mathematics at Rice University                  1990

Wallace O. Sellers               68        Vice Chairman and Director of Enhance Financial              1995
                                           Services Group, Inc.

Anthony G. Petrello              43        President and Chief Operating Officer of Nabors              1996
                                           Industries, Inc.

Stanley J. Garstka               54        Deputy Dean and Professor in the Practice of                 1996
                                           Management at Yale University School of Management

Timothy C. Collins               41        Chief Executive Officer and Senior Managing Director         1996
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

("MJWLP"), then a registered broker-dealer which succeeded to the broker-dealer business of MJW&Co. Since January 1995, Mr. Whitman has served as the Chairman and Chief Executive Officer (and, until June 1995, as President) of M. J. Whitman, Inc. ("MJW"), which succeeded at that time to MJWLP's broker-dealer business. Also since January 1995, Mr. Whitman has served as the Chairman and Chief Executive Officer of M.J. Whitman Holding Corp. ("MJWHC"), the parent of MJW and other affiliates. Since March 1990, Mr. Whitman has been the Chairman of the Board, Chief Executive Officer and a Trustee (and, since January 1991, the President) of Third Avenue Trust and its predecessor, Third Avenue Value Fund, Inc. (together with its predecessor, "Third Avenue Trust"), an open-end management investment company registered under the Investment Company Act of 1940 and containing three investment series of which he is a trustee, and EQSF Advisers, Inc. ("EQSF"), Third Avenue Trust's investment adviser. Until April 1994, Mr. Whitman also served as the Chairman of the Board, Chief Executive Officer and a Director of Equity Strategies Fund, Inc., previously a registered investment company. Mr. Whitman is a Managing Director of Whitman Heffernan Rhein & Co., Inc. ("WHR"), an investment and financial advisory firm which he founded with James P. Heffernan and C. Kirk Rhein, Jr. during the first quarter of 1987 and which ceased operations in December, 1996. Since March 1991, Mr. Whitman has served as a Director of Nabors Industries, Inc., a publicly-traded company. From March 1993 through February 1996, Mr. Whitman served as a director of Herman's Sporting Goods, Inc., a retail sporting goods chain, which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on April 26, 1996. Mr. Whitman also serves as a Director of the Company's subsidiaries, including National American Insurance Company of California ("NAICC") and KCP Holding Company ("KCP"). Mr. Whitman co-authored the book The
                                                                            ---
Aggressive Conservative Investor. Mr. Whitman is a Distinguished Faculty Fellow
--------------------------------
in Finance at the Yale University School of Management ("Yale School of Management"). Mr. Whitman graduated from Syracuse University magna cum laude in 1949 with a Bachelor of Science degree and received his Masters degree in Economics from the New School for Social Research in 1956. Mr. Whitman is a Chartered Financial Analyst.

       Mr. Barse has been the President, Chief Operating Officer and a Director of DHC since July 1996 and a director of NAICC since August 1996. Since June 1995, Mr. Barse has been the President of each of MJW and MJWHC. Since April 1995, he has been an Executive Vice President and Chief Operating Officer of Third Avenue Trust and EQSF. Mr. Barse joined the predecessors of MJW and MJWHC in December 1991 as General Counsel. Mr. Barse was previously an attorney with the law firm of Robinson Silverman Pearce Aronsohn & Berman LLP. Mr. Barse received a Bachelor of Arts in Political Science from George Washington University in 1984 and a Juris Doctor from Brooklyn Law School in 1987.

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

       Mr. Porrino has been the Counselor to the President of the New School for Social Research (the "New School") since February, 1998 and was the Executive Vice President of the New School from September 1991 to February, 1998. Prior to that time, Mr. Porrino was a partner in the New York law firm of Putney, Twombly, Hall & Hirson, concentrating his practice in the area of labor law.
Mr. Porrino received a Bachelor of Arts degree from Bowdoin College in 1966, and was awarded a Juris Doctor degree from Fordham University School of Law in 1970.

       Dr. Ryan, since August 1990, has been a Professor of Mathematics at Rice University. Since November, 1996, Dr. Ryan has served as a Director of Siena Holdings, Inc., a real estate and health management company, the capital stock of which is traded over-the-counter. Since March 1996, Dr. Ryan has served as a Director of Texas Micro Inc., a computer systems company, the capital stock of which is traded on NASDAQ. Since March 1995, Dr. Ryan has served as a Director of America West Airlines, Inc., a publicly-traded company listed on the New York Stock Exchange ("NYSE"). From August 1990 to February 1995, Dr.

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

       Mr. Sellers is Vice-Chairman and a Director of Enhance Financial Group, Inc. ("Enhance Group"), a financial services corporation the capital stock of which is publicly traded on the NYSE. Until December 31, 1994, Mr. Sellers was the President and Chief Executive Officer of Enhance Group, from its inception in 1986, as well as its principal subsidiaries, Enhance Reinsurance Company and Asset Guaranty Insurance Company, from their inceptions in 1986 and 1988, respectively. From 1987 to 1994, Mr. Sellers served as a Director, and from 1992 to 1993 as the Chairman, of the Association of Financial Guaranty Insurors in New York. Mr. Sellers received a Bachelor of Arts degree from the University of New Mexico in 1951 and a Masters degree in Economics from New York University in 1956. Mr. Sellers attended the Advanced Management Program at Harvard University in 1975 and is a Chartered Financial Analyst.

       Mr. Petrello has been the President and Chief Operating Officer of Nabors since 1992 and has been a director of Nabors and a member of the Executive Committee of its board of directors since 1991. Since December, 1997, Mr. Petrello has served as a Director of Cendant Corp., a consumer services corporation the capital stock of which is traded on the NYSE. Mr. Petrello was formerly a partner with the law firm Baker & McKenzie, which he had been with since 1979. In 1986, Mr. Petrello was named Managing Partner of Baker & McKenzie's New York Office and served in that capacity until 1991 when he resigned as a partner in such law firm. Mr. Petrello continues as Of Counsel to Baker & McKenzie.

       Mr. Garstka has been Deputy Dean at the Yale School of Management since November, 1995 and has been a Professor in the Practice of Management at the Yale School of Management since 1988. Mr. Garstka was the Acting Dean of the Yale School of Management from August 1994 to October 1995, and an Associate Dean of the Yale School of Management from 1984 to 1994. Mr. Garstka has served on the Board of Trustees of MBA Enterprises Corps, a non-profit organization, since 1991 and on the Board of Trustees of The Foote School in New Haven, Connecticut since 1995. From 1988 to 1990, Mr. Garstka served as a director of Vyquest, Inc., a publicly-traded company listed on the AMEX. Mr. Garstka was a Professor in the Practice of Accounting from 1983 to 1988, and an Associate Professor of Organization and Management from 1978 to 1983, at the Yale School of Management. Mr. Garstka has also authored numerous articles on accounting and mathematics. Mr. Garstka received a Bachelor of Arts degree in Mathematics from Wesleyan University in Middletown, Connecticut in 1966, a Masters degree in Industrial Administration in 1968 from Carnegie Mellon University and a Doctorate in Operations Research in 1970 from Carnegie Mellon University.

       Mr. Collins has been the Chief Executive Officer and Senior Managing Director of Ripplewood Holdings LLC, a private investment firm, since October 1995. From January 1990 to September 1995, Mr. Collins was the Senior Managing Director of Onex Investment Corp., a private investment firm. Since April 1994, Mr. Collins has been a director of Scotsman Industries, Inc., a publicly-traded company listed on the NYSE. Mr. Collins is also a director of Dayton Superior Corporation (NYSE) and is a trustee of DePauw University. Mr. Collins received a Bachelor of Arts degree in Philosophy from DePauw University in 1978, and a Masters in Private and Public Management from the Yale School of Management in 1982.

Executive Officers.

       The executive officers of DHC are as follows:

NAME                         AGE        PRINCIPAL POSITION WITH REGISTRANT
----                         ---        ----------------------------------

Martin J. Whitman            73         Chairman of the Board, Chief
                                        Executive Officer and a Director

David M. Barse               35         President, Chief Operating Officer
                                        and a Director

Michael T. Carney            44         Chief Financial Officer and Treasurer

Ian M. Kirschner             42         General Counsel and Secretary


       For additional information about Messrs. Whitman and Barse, see "Directors" above.

       Mr. Carney was the Chief Financial Officer ("CFO") of the Company from August 1990 until March 1996 and has been the CFO of the Company and a director of NAICC since August 1996. Since 1990, Mr. Carney has served as Treasurer and CFO of Third Avenue Trust and EQSF and, since 1989, as CFO of MJW&Co., and MJW and MJWHC and their predecessors. From 1990 through April 1994, Mr. Carney also served as CFO of Carl Marks Strategic Investments, L.P.; from 1989 through December, 1996 Mr. Carney served as CFO of WHR; and from 1989 through April 1994, Mr. Carney served as Treasurer and CFO of Equity Strategies Fund. From 1988 to 1989, Mr. Carney was the Director of Accounting of Smith New Court, Carl Marks, Inc., and, from 1986 to 1988, Mr. Carney served as the Controller of Carl Marks & Co., Inc. Mr. Carney graduated from St. John's University in 1981 with a Bachelor of Science degree in Accounting.

       Mr. Kirschner has been the General Counsel and Secretary of DHC since August 1996. Mr. Kirschner has also served as General Counsel and Secretary of MJWHC and MJW since January 1996 and of Third Avenue Trust and EQSF since January 1997. From February 1993 to June 1995, Mr. Kirschner was a Vice President, the General Counsel and Secretary of 2 I Inc., a then NASDAQ Small-Cap listed holding company. Mr. Kirschner has been practicing law since 1979, and was Of Counsel to Morgan, Lewis & Bockius, from October, 1990 to October, 1992. Mr. Kirschner obtained a Bachelor of Arts degree from the State University of New York at Binghamton in 1976 and a Juris Doctor from Boston University School of Law in 1979.

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

       To DHC's knowledge, based solely upon review of the copies of such reports furnished to DHC and written representations that no other reports were required, all Section 16(a) filing requirements applicable to DHC's officers, Directors and greater than ten percent beneficial owners were complied with for the fiscal year ended December 31, 1997.

Item 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

       The following Summary Compensation Table presents certain information relating to compensation paid by DHC for services rendered in 1997 by the Chief Executive Officer. No other executive officers of DHC had cash compensation for such year in excess of $100,000. Only those columns which call for information applicable to DHC or the individual named for the periods indicated have been included in such table.

                                                                                LONG TERM
                                                      ANNUAL COMPENSATION      COMPENSATION
                                                   ------------------------------------------
                                                                                  AWARDS
                                                                         --------------------
                                                                                SECURITIES          ALL OTHER
                                               YEAR   SALARY /A/    BONUS   UNDERLYING OPTIONS     COMPENSATION
         NAME AND PRINCIPAL POSITION                     ($)         ($)           (#)                 ($)
-----------------------------------------------------------------------------------------------------------------

Martin J. Whitman                              1997     $200,000      -0-          -0-
                                             ------------------------------------------------
Chairman of the Board & Chief Executive        1996     $200,000      -0-          -0-
 Officer
                                             ------------------------------------------------
                                               1995     $200,000      -0-          -0-
-----------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

       The following table presents certain information relating to the value of unexercised stock options as of the end of 1997, on an aggregated basis, owned by the named executive officer of DHC as of the last day of the fiscal year. Such officer did not exercise any of such options during 1997. Only those tabular columns which call for information applicable to DHC or the named individuals have been included in such table.



                                                      NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-MONEY
                                                       UNEXERCISED OPTIONS AT FISCAL                    OPTIONS
                                                                  YEAR-END                         AT FISCAL YEAR-END
                                                                    (#)                                   ($)
                                                  ----------------------------------------------------------------------------
                       NAME                            EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------
Martin J. Whitman                                        210,000                -0-           $892,500                -0-
------------------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

     During 1997, each Director who was not an officer or employee of the Company or its subsidiaries received compensation of $2,500 for each Board meeting attended, whether in person or by telephone. For attendance at Board meetings during 1997, each of Mr. Porrino, Mr. Sellers, Dr. Ryan, Mr. Isenberg, Mr. Petrello and Mr. Garstka received $12,500 and Mr. Collins received $7,500, plus, in each case, reimbursement of reasonable expenses. Directors who are officers or employees of the Company or its subsidiaries receive no fees for service on the Board. No attendance fee is paid to any Directors with respect to any committee meetings.


----------------------
 /a/ Amounts shown indicate cash compensation earned and received by executive officers in the year shown. Executive officers also participate in DHC group health insurance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1997, none of the persons who served as members of the Compensation Committee of DHC's Board of Directors also was, during that year or previously, an officer or employee of DHC or any of its subsidiaries or had any other relationship requiring disclosure herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth the beneficial ownership of Common Stock as of March 17, 1998 of (a) each Director, (b) each executive officer, and (c) each person known by DHC to own beneficially more than five percent of the outstanding shares of Common Stock. DHC believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares reflected as being beneficially owned by them.

                                                    AMOUNT AND NATURE OF BENEFICIAL
                                                                OWNERSHIP                      PERCENT OF CLASS /1/
                                                    ----------------------------------  ----------------------------------
PRINCIPAL STOCKHOLDERS

Commissioner of Insurance                                  1,803,235  /2,3/                              11.6
     of the State of California
c/o Geoffrey A. Nicholls
Deputy Trustee
Mission Insurance Companies' Trusts
3333 Wilshire Boulevard - 3rd Floor
Los Angeles, CA  90010

Martin J. Whitman                                          2,321,414  /2,4,5,6/                          14.7
c/o Danielson Holding Corporation
767 Third Avenue
New York, NY  10017-2023

James P. Heffernan                                         1,372,980 /2,5,6/                              8.7
c/o WHR Management Company, L.P.
2 Park Place
Bronxville, NY  10708

Whitman Heffernan & Rhein Workout                          1,054,996  /2/                                 6.8
     Fund, L.P.
c/o WHR Management Company, L.P.
2 Park Place
Bronxville, NY  10708

Third Avenue Value Fund                                      803,669  /2/                                 5.2
767 Third Avenue
New York, NY  10017-2023



---------------------------

OFFICERS AND DIRECTORS

Martin J. Whitman                                          2,321,414  /2,4,5,6/                          14.7

David M. Barse                                                33,333  /7/                                 *

Joseph F. Porrino                                             56,667  /8/                                 *

Frank B. Ryan                                                 48,667  /8/                                 *

Eugene M. Isenberg                                            69,924  /9/                                 *

Wallace O. Sellers                                            50,000  /10/                                *

Anthony G. Petrello                                           13,333  /11/                                *

Stanley J. Garstka                                            24,341  /11/                                *

Timothy C. Collins                                            13,333  /11/                                *

Michael Carney                                                33,333  /12/                                *

Ian M. Kirschner                                               4,833  /13/                                *

All Officers and Directors
   as a Group (11 persons)                                 2,669,178  /14/                               16.6


---------------------------------------------------------



* Percentage of shares beneficially owned does not exceed one percent of the outstanding Common Stock.

/1/ Share percentage ownership is rounded to nearest tenth of one percent and reflects the effect of dilution as a result of outstanding options to the extent such options are, or within 60 days will become, exercisable. As of March 17, 1998 (the date as of which this table was prepared), there were exercisable options outstanding to purchase 1,257,084 shares of Common Stock. Shares underlying any option which was exercisable on March 17, 1998 or becomes exercisable within the next 60 days are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option.

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


--------------------------

/4/ Includes 803,669 shares beneficially owned by Third Avenue Value Fund ("TAVF"), an investment company registered under the Investment Company Act of 1940; 104,481 shares beneficially owned by Martin J. Whitman & Co., Inc. ("MJW&Co"), a private investment company; and 73,031 shares beneficially owned by Mr. Whitman's wife and three adult family members. Mr. Whitman controls the investment adviser of TAVF, and may be deemed to own beneficially a five percent equity interest in TAVF. Mr. Whitman is the principal stockholder in MJW&Co, and may be deemed to own beneficially the shares owned by MJW&Co. Mr. Whitman disclaims beneficial ownership of the shares of Common Stock owned by TAVF and Mr. Whitman's family members.

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

/7/ Includes shares underlying options to purchase an aggregate of 33,333 shares of Common Stock at an exercise price of $5.6875 per share, which are currently exercisable or become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 16,666 shares of Common Stock at an exercise price of $5.6875 per share or 50,000 shares at an exercise price of $7.0625 per share which are not currently exercisable nor become exercisable within the next 60 days.

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

/10/ Includes shares underlying currently exercisable options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $7.00 per share.

/11/ Includes shares underlying currently exercisable options to purchase an aggregate of 13,333 shares of Common Stock at an exercise price of $5.50 per share. Does not include shares underlying options to purchase an aggregate of 26,667 shares of Common Stock at an exercise price of $5.50 per share which are not currently exercisable nor become exercisable within the next 60 days.

/12/ Includes shares underlying options to purchase an aggregate of 33,333 shares of Common Stock at an exercise price of $5.6875 per share, which are currently exercisable or become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 16,666 shares of Common Stock at an exercise price of $5.6875 per share or 35,000 shares at an exercise price of $7.0625 per share which are not currently exercisable nor become exercisable within the next 60 days.

/13/ Includes shares underlying currently exercisable options to purchase an aggregate of 3,333 shares of Common Stock at an exercise price of $5.6875 per share. Does not include shares underlying options to purchase an aggregate of 1,667 shares of Common Stock at an exercise price of $5.6875 per share or 5,000 shares of Common Stock at an exercise price of $7.0625 per share which are not currently exercisable nor become exercisable within the next 60 days.

/14/ In calculating the percentage of shares owned by officers and Directors as a group, the shares of Common Stock underlying all options which are beneficially owned by officers and Directors and which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as a part of this Report:

           (1) Financial Statements -- see Index to Consolidated Financial Statements and Financial Statement Schedules appearing on Page F-1.

           (2) Financial Statement Schedules -- see Index to Consolidated Financial Statements and Financial Statement Schedules appearing on Page F-1.

           (3)      Exhibits:


EXHIBIT NO./1/  NAME OF EXHIBIT
-----------     ---------------


                Organizational Documents:
                ------------------------

3.1  *          Certificate of Incorporation of Registrant.

3.2  *          Bylaws of Registrant.


                Material Contracts--Miscellaneous:
                ---------------------------------

10.1  *         Stock Sale Agreement dated October 10, 1996 between Danielson
                Holding Corporation and North American Trust Company. (Filed with Report on Form 8-K dated December 31, 1996, Exhibit 10.1.)

10.2  *         Assignment and Assumption Agreement dated December 31, 1996 by and between North American Trust Company, North American
                Fiduciary Services, Inc. and Danielson Holding Corporation.
                (Filed with Report on Form 8-K dated December 31, 1996, Exhibit
                10.2.)

10.3  *         Merger Agreement dated December 31, 1996 by and among North
                American Trust Company, North American Fiduciary Services, Inc.,
                Danielson Trust Company and Danielson Holding Corporation.
                (Filed with Report on Form 8-K dated December 31, 1996, Exhibit
                10.3.)

                Material Contracts--Executive Compensation Plans and
                ----------------------------------------------------
                Arrangements:
                -------------

10.4  *         1990 Stock Option Plan.  (Filed with Report on Form 8-K dated
                September 4, 1990, Exhibit 10.8.)

10.5  *         1995 Stock and Incentive Plan.  (Included as Exhibit A to Proxy
                Statement filed on March 30, 1995.)



/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

* Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

               Annual Report to Security-Holders:
               ---------------------------------

13.1 1997 Annual Report of Danielson Holding Corporation. (To be included herewith at page 39.)

               Subsidiaries:
               ------------

21  *          Subsidiaries of Danielson Holding Corporation. (Filed with Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit
               21.)



       (b) During the quarter ended December 31, 1997 for which this Report is filed, DHC filed no reports on Form 8-K.

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


                                    DANIELSON HOLDING CORPORATION
                                              (Registrant)



                                    By /s/  Martin J. Whitman
                                       -----------------------------------------
                                            Martin J. Whitman
                                            Chairman and Chief Executive Officer


Date:  March 27, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Danielson Holding Corporation and in the capacities and on the dates indicated.


Date:  March 27, 1998               By /S/  MARTIN J. WHITMAN
                                       --------------------------------------
                                            Martin J. Whitman
                                            Chairman of the Board and Chief
                                            Executive Officer and a Director


Date:  March 27, 1998               By /S/  DAVID M. BARSE
                                       --------------------------------------
                                            David M. Barse
                                            President and Chief Operating
                                            Officer and a Director


Date:  March 27, 1998               By /S/  MICHAEL T. CARNEY
                                       --------------------------------------
                                            Michael T. Carney
                                            Chief Financial Officer


Date:  March 27, 1998               By /S/  JOSEPH F. PORRINO
                                       --------------------------------------
                                            Joseph F. Porrino
                                            Director


Date:  March 27, 1998               By /S/  FRANK B. RYAN
                                       --------------------------------------
                                            Frank B. Ryan
                                            Director


Date:  March 27, 1998               By /S/  EUGENE M. ISENBERG
                                       --------------------------------------
                                            Eugene M. Isenberg
                                            Director

Date:  March 27, 1998               By /S/  WALLACE O. SELLERS
                                       --------------------------------------
                                            Wallace O. Sellers
                                            Director

Date:  March 27, 1998               By /S/  ANTHONY G. PETRELLO
                                       --------------------------------------
                                            Anthony G. Petrello
                                            Director


Date:  March 27, 1998               By /S/  STANLEY J. GARSTKA
                                       --------------------------------------
                                            Stanley J. Garstka
                                            Director


Date:  March 27, 1998               By /S/  TIMOTHY C. COLLINS
                                       --------------------------------------
                                            Timothy C. Collins
                                            Director

                         DANIELSON HOLDING CORPORATION

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                Page Number
                                                                                                -----------

Independent Auditors' Report..................................................................       F-2
Danielson Holding Corporation and Consolidated Subsidiaries:
 Statements of Operations - For the years ended December 31, 1997, 1996 and 1995..............       *
 Balance Sheets - December 31, 1997 and 1996..................................................       *
 Statements of Stockholders' Equity - For the years ended December 31, 1997, 1996 and 1995....       *
 Statements of Cash Flows - For the years ended December 31, 1997, 1996 and 1995..............       *
 Schedule I - Summary of Investments - Other than Investments in Related Parties..............       S-1
 Schedule II - Condensed Financial Information of the Registrant..............................      S-2-4
 Schedule IV - Reinsurance....................................................................       S-5
 Schedule V - Valuation and Qualifying Accounts...............................................       S-6
 Schedule III - Supplemental Information Concerning Property-Casualty
  and VI        Insurance Operations..........................................................       S-7

  Schedules other than those listed above are omitted because either they are not applicable or not required or the information required is included in the Company's Consolidated Financial Statements.

---------------

 *  Incorporated by reference to DHC's 1997 Annual Report to Stockholders.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Danielson Holding Corporation:



     Under date of February 27, 1998, we reported on the consolidated balance sheets of Danielson Holding Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders.
These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                    /S/  KPMG PEAT MARWICK LLP
                                    ---------------------------
                                         KPMG Peat Marwick LLP



New York, New York
February 27, 1998

                                                            SCHEDULE I



                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
               SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN
                                RELATED PARTIES

                                 (In thousands)

                                                December 31, 1997
                                  ---------------------------------------------
                                     Cost or        Fair    Amount Reflected on
                                  Amortized Cost   Value       Balance Sheet
                                  --------------  --------  -------------------

Fixed maturities classified as
 available-for-sale:

 U.S. Government/Agency            $ 48,635       $ 49,344      $ 49,344
 Mortgage-backed                     58,372         58,950        58,950
 Corporate                           32,082         32,605        32,605
                                   --------       --------      --------

   Total fixed maturities           139,089        140,899       140,899
                                   --------       --------      --------

Equity securities:

 Common stocks                          363            813           813
                                   --------       --------      --------

   Total equity securities              363            813           813
                                   --------       --------      --------


Short term investments                1,111          1,111         1,111
                                   --------       --------      --------

     Total investments             $140,563       $142,823      $142,823
                                   ========       ========      ========

                                                            SCHEDULE II

                         DANIELSON HOLDING CORPORATION
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             (Parent Company Only)

                            STATEMENTS OF OPERATIONS
                                 (In thousands)



                                                For the years ended December 31,
                                               -----------------------------------
                                                  1997         1996        1995
                                               -----------  ----------  ----------

Revenues:

 Net investment income                            $   538     $   534     $   675

 Net realized investment gains (losses)                 2          (1)         (2)

 Other income                                          --          --          26
                                                  -------     -------     -------

   Total revenues                                     540         533         699
                                                  -------     -------     -------

EXPENSES:

 Employee compensation and benefits                 1,170       1,201       1,442

 Professional fees                                    426         288         221

 Expenses in connection with terminated
     proposed acquisition                              --       1,849          --

 Nonrecurring compensation                             --         820          --

 Other general and administrative fees                615         684         657
                                                  -------     -------     -------

   Total expenses                                   2,211       4,842       2,320
                                                  -------     -------     -------

Loss before provision for
 income taxes                                      (1,671)     (4,309)     (1,621)

Income tax provision                                   26           3          36
                                                  -------     -------     -------

Loss before equity in net income of
 subsidiaries                                      (1,697)     (4,312)     (1,657)

Equity in net income (loss) of subsidiaries         6,286      (3,807)      3,973
                                                  -------     -------     -------

NET INCOME (LOSS)                                  $4,589     $(8,119)     $2,316
                                                   ======     ========     ======

                         DANIELSON HOLDING CORPORATION
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             (Parent Company Only)

                                 BALANCE SHEETS
             (In thousands, except share and per share information)



                                                                            December 31,
                                                                ----------------------------------
                                                                     1997                1996
                                                                     ----                ----
Assets:

 Cash                                                              $    47             $    75
 Fixed maturities:
  Available-for-sale at fair value
   (Cost: $8,618 and $7,026 )                                        8,617               7,025
 Short term investments, at cost which approximates
   fair value                                                           62               3,000
                                                                   -------             -------

     Total cash and investments                                      8,726              10,100

  Investment in subsidiaries                                        55,366              49,167
  Accrued investment income                                             62                 131
  Other assets                                                         166                 240
                                                                   -------             -------

     TOTAL ASSETS                                                  $64,320             $59,638
                                                                   =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Other liabilities                                                $   400             $   785
                                                                   -------             -------

     Total liabilities                                                 400                 785
                                                                   -------             -------

  Preferred Stock ($0.10 par value; authorized 10,000,000
   shares; none issued and outstanding)                                 --                  --
  Common Stock ($0.10 par value; authorized 20,000,000
   shares; issued 15,586,994 shares and 15,370,894 shares;
   outstanding 15,576,287 shares and 15,360,238 shares)              1,559               1,537
  Additional paid-in capital                                        46,673              46,131
  Net unrealized gain on available-for-sale securities               2,260               2,346
  Retained earnings                                                 13,494               8,905
  Treasury stock (Cost of 10,707 shares and 10,656 shares)             (66)                (66)
                                                                   -------             -------

     TOTAL STOCKHOLDERS' EQUITY                                     63,920              58,853
                                                                   -------             -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $64,320             $59,638
                                                                   =======             =======

                         DANIELSON HOLDING CORPORATION
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       For the years ended December 31,
                                                      -----------------------------------
                                                         1997        1996         1995
                                                      ----------  -----------  ----------
Cash flows from operating activities:
 Net income (loss)                                      $ 4,589     $ (8,119)   $  2,316
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
 Net realized investment (gains) losses                      (2)           1           2
 Change in accrued investment income                         69           45           1
 Depreciation and amortization                              (57)         (60)         86
 Equity in net (income) loss of subsidiaries             (6,286)       3,807      (3,973)
 Increase (decrease) in accrued expenses                   (411)         502         (47)
 Other, net                                                  56            9         (79)
                                                        -------     --------    --------
  Net cash used in operating activities                  (2,042)      (3,815)     (1,694)
                                                        -------     --------    --------
Cash flows from investing activities:
Investments purchased:
 Fixed income maturities available-for-sale              (8,001)     (10,584)    (10,787)
Proceeds from sales:
 Fixed income maturities available-for-sale                 951        5,542       1,837
Investments, matured or called
 Fixed income maturities available-for-sale               5,562        8,585      11,210

 Net proceeds from sale of Danielson Trust Company           --        2,968          --
                                                        -------     --------    --------
  Net cash provided by (used in)
   investing activities                                  (1,488)       6,511       2,260
                                                        -------     --------    --------
Cash flows from financing activities:
 Proceeds from exercise of options
  to purchase Common Stock                                  671           --          --
 Retirement of stock options                               (107)          --        (286)
 Change in receivable from subsidiary                        --          353         (12)
 Additional capital contributed to subsidiaries              --         (458)         --
                                                        -------     --------    --------
  Net cash provided by
    (used in) financing activities                          564         (105)       (298)
                                                        -------     --------    --------
Net increase (decrease) in cash and
  short term investments                                 (2,966)       2,591         268
Cash and short term investments at
  beginning of year                                       3,075          484         216
                                                        -------     --------    --------
Cash and short term investments at
  end of year                                           $   109     $  3,075    $    484
                                                        =======     ========    ========

                                      S-4

                                                                     SCHEDULE IV

                         DANIELSON HOLDING CORPORATION
                                  REINSURANCE
                                 (in thousands)


                                              CEDED EARNED     ASSUMED EARNED                  PERCENTAGE
                              GROSS EARNED      TO OTHER         FROM OTHER    NET EARNED      OF AMOUNT
                                 AMOUNT         COMPANIES        COMPANIES       AMOUNT      ASSUMED TO NET
                                 ------         ---------        ---------       ------      --------------

YEAR ENDED DECEMBER 31, 1997:

Property and liability
 insurance premiums             $   64,745      $   11,676       $       --     $   53,069              --
                                ==========      ==========       ==========     ==========      ==========

Year Ended December 31, 1996:

Property and liability
 insurance premiums             $   52,066      $   15,441       $       --     $   36,625              --
                                ==========      ==========       ==========     ==========      ==========


Year Ended December 31, 1995:

Property and liability
 insurance premiums             $   76,688       $   16,140      $       --     $   60,548              --
                                ==========      ==========       ==========     ==========      ==========

                                                                      SCHEDULE V



                         DANIELSON HOLDING CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                   ADDITIONS
                                                      ----------------------------------
                                 BALANCE AT           CHARGED TO COSTS      CHARGED TO                                  BALANCE AT
                             BEGINNING OF PERIOD        AND EXPENSES      OTHER ACCOUNTS          DEDUCTIONS           END OF PERIOD
                             -------------------        ------------      --------------          ----------           -------------


Allowance for premiums
 and fees receivable            $      230               $       53        $       20             $      124             $      179
                                ==========               ==========        ==========             ==========             ==========



Allowance for uncollectable
 reinsurance on paid losses     $      316               $       65        $       --             $        7             $      374
                                ==========               ==========        ==========             ==========             ==========



Allowance for uncollectable
 reinsurance on unpaid losses   $      425               $       74        $       --             $       --             $      499
                                ==========               ==========        ==========             ==========             ==========

                                                            SCHEDULES III AND VI
                         DANIELSON HOLDING CORPORATION
                            SUPPLEMENTAL INFORMATION
               CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (in thousands)

                                           RESERVES        DISCOUNT
                                          FOR UNPAID         FROM
                                          CLAIMS AND       RESERVES                       OTHER
    AFFILIATION        DEFERRED             CLAIM            FOR                       POLICYCLAIMS
        WITH          ACQUISITION         ADJUSTMENT        UNPAID       UNEARNED      AND BENEFITS     NET EARNED     INVESTMENT
     REGISTRANT          COSTS             EXPENSES         CLAIMS       PREMIUMS        PAYABLE         PREMIUMS        INCOME
     ----------          -----             --------         ------       --------        -------         --------        ------

   Consolidated
Property-Casualty
     Entities:

   AS OF AND FOR
     THE YEAR
   ENDED 12/31/97       $      1,550     $     105,947    $       --     $  10,249               --     $   53,069     $     9,272
                        ============     =============    ==========     =========     ============     ==========     ===========

   As of and for
     the year
   ended 12/31/96       $        957     $     120,651    $       --     $   8,294               --     $   36,625     $    10,121
                        ============     =============    ==========     =========     ============     ==========     ===========

   As of and for
     the year
   ended 12/31/95       $      1,045     $     137,406    $       --     $   8,563               --     $   60,548     $    12,351
                        ============     =============    ==========     =========     ============     ==========     ===========

                                     CLAIMS AND CLAIM
   AFFILIATION                    ADJUSTMENT EXPENSES            AMORTIZATION     OTHER          PAID CLAIMS
       WITH                       INCURRED RELATED TO            OF DEFERRED    OPERATING         AND CLAIM          NET WRITTEN
    REGISTRANT                CURRENT YEAR       PRIOR YEARS  ACQUISITION COSTS  EXPENSES     ADJUSTMENT EXPENSES      PREMIUMS
   ------------               ------------       -----------  -----------------  --------     -------------------      --------
   Consolidated
Property-Casualty
   Entities:

   AS OF AND FOR
     THE YEAR
   ENDED 12/31/97               $     37,142     $         940     $   10,063     $   3,278      $     49,425        $   55,760
                                ============     =============     ==========     =========      ============        ==========

   As of and for
     the year
   ended 12/31/96               $     26,979     $      10,120     $    6,239     $   3,668      $     56,691        $   36,136
                                ============     =============     ==========     =========      ============        ==========

   As of and for
     the year
   ended 12/31/95               $     45,592     $       3,123     $    9,089     $   4,302      $     61,046        $   55,295
                                ============     =============     ==========     =========      ============        ==========

                                      S-7