Form 10-Q
period 1998-03-31
DANIELSON HOLDING CORP
filed 1998-05-15
CIK 225648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

           Class                                 Outstanding at May 11, 1998
Common Stock, $0.10 par value                         15,576,287 shares

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements.


                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (In thousands, except per share information)
                                   (Unaudited)



                                                                  For the Three Months Ended March 31,
                                                                     1998                      1997

Revenues:
     Gross premiums earned                                      $    16,956               $    13,380
     Ceded premiums earned                                           (2,941)                   (2,564)
                                                                     ------                    ------
     Net premiums earned                                             14,015                    10,816

     Net investment income                                            2,339                     2,527
     Net realized investment gains                                       37                     2,206
     Other income                                                       178                       149
                                                                     ------                    ------

         Total revenues                                              16,569                    15,698
                                                                     ------                    ------

Losses and expenses:

     Gross losses and loss adjustment expenses                       11,987                    10,325
     Ceded losses and loss adjustment expenses                       (2,054)                   (2,589)
                                                                     ------                    ------
     Net losses and loss adjustment expenses                          9,933                     7,736

     Policyholder dividends                                             112                         7
     Policy acquisition expenses                                      3,317                     2,929
     General and administrative expenses                              2,357                     2,583
                                                                     ------                    ------

         Total losses and expenses                                   15,719                    13,255
                                                                     ------                    ------

Income before provision for income taxes                                850                     2,443
Income tax provision                                                     43                         6
                                                                     ------                    ------

Net income                                                       $      807                $    2,437
                                                                 ==========                ==========


Earnings per share of Common Stock:

Basic                                                            $      .05                $      .16
                                                                 ==========                ==========
Diluted                                                          $      .05                $      .15
                                                                 ==========                ==========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (In thousands, except share and per share information)


                                                                           March 31, 1998         December 31,
                                                                           (Unaudited)               1997
Assets:
   Fixed maturities, available for sale at fair value
     (Cost: $126,799 and $139,089)                                           $   128,527         $   140,899
   Equity securities, at fair value (Cost: $13,019 and $363)                      13,594                 813
   Short term investments, at cost which
       approximates fair value                                                     3,676               1,111
                                                                                  ------              ------

       Total investments                                                         145,797             142,823

   Cash                                                                            9,117                 707
   Accrued investment income                                                       1,553               2,006
   Premiums and fees receivable, net of allowances
       of $ 162 and $179                                                           7,849               5,438
   Reinsurance recoverable on paid losses, net of allowances
       of $374 and $374                                                            9,715               8,523
   Reinsurance recoverable on unpaid losses, net of
       allowances of $514 and $499                                                20,193              20,185
   Prepaid reinsurance premiums                                                    1,800               1,681
   Property and equipment, net of accumulated depreciation
       of $7,818 and $7,690                                                        2,332               2,499
   Deferred acquisition costs                                                      1,953               1,550
   Other assets                                                                    2,286               2,361
                                                                                  ------              ------

       Total assets                                                          $   202,595         $   187,773
                                                                             ===========         ===========

Liabilities and Stockholders' Equity:
   Unpaid losses and loss adjustment expenses                                $   104,764         $   105,947
   Unearned premiums                                                              12,110              10,249
   Policyholder dividends                                                            273                 411
   Reinsurance premiums payable                                                    2,693               1,244
   Funds withheld on ceded reinsurance                                             1,168               1,254
   Payable for securities purchased                                               12,657                  --
   Other liabilities                                                               4,160               4,748
                                                                                  ------              ------

       Total liabilities                                                         137,825             123,853

   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding)                                --                  --
   Common stock ($0.10 par value; authorized
       20,000,000 shares; issued 15,586,994 shares;
       outstanding 15,576,287 shares)                                              1,559               1,559
   Additional paid-in capital                                                     46,673              46,673
   Accumulated other comprehensive income:
       net unrealized gain on securities                                           2,303               2,260
   Retained earnings                                                              14,301              13,494
   Treasury stock (Cost of 10,707 shares)                                            (66)                (66)
                           ------                                                 ------              ------

       Total stockholders' equity                                                 64,770              63,920
                                                                                  ------              ------

       Total liabilities and stockholders' equity                            $   202,595         $   187,773
                                                                             ===========         ===========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                                                     Comprehensive
                                                                                                     Income for the
                                                                                                   Three Months Ended
                                                                             March 31, 1998          March 31, 1998

Retained earnings
   Balance, beginning of year                                                $    13,494
   Net income                                                                        807                   807
                                                                                  ------
   Balance, end of period                                                         14,301

Accumulated other comprehensive income
   Balance, beginning of year                                                      2,260
   Net unrealized gain on available-for-sale securities <F1>                          43                    43
                                                                                  ------                ------
   Balance, end of period                                                          2,303                   850
                                                                                  ======                ======

Common stock
   Balance, beginning of year                                                $     1,559
                                                                                  ------
   Balance, end of period                                                          1,559
                                                                                  ------

Additional paid-in capital
   Balance, beginning of year                                                     46,673
                                                                                  ------
   Balance, end of period                                                         46,673
                                                                                  ------

Treasury stock
   Balance, beginning of year                                                        (66)
                                                                                  ------
   Balance, end of period                                                            (66)
                                                                                  ------

       Total stockholders' equity                                            $    64,770
                                                                             ===========


Common stock, shares
   Balance, beginning of year                                                 15,586,994
                                                                              ----------
   Balance, end of period                                                     15,586,994
                                                                              ==========

Treasury stock, shares
   Balance, beginning of year                                                     10,707
                                                                                  ------
   Balance, end of period                                                         10,707
                                                                                  ======

     <F1> Disclosure of reclassification amount:
              Unrealized holding gains arising during the period         $ 80
              Less: reclassification adjustment for gains included in
                 net income                                               (37)
                                                                          ---
              Net unrealized gain on available-for-sale securities       $ 43
                                                                         ====

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                                       For the Three
                                                                                  Months Ended March 31,
                                                                                  1998                  1997
Cash flows from operating activities:

    Income from continuing operations                                           $    807             $   2,437
    Adjustments to reconcile income from continuing operations to net cash used in operating activities:
    Net realized investment gains                                                    (37)               (2,206)
    Depreciation and amortization                                                    185                   240
    Change in accrued investment income                                              453                   546
    Change in premiums and fees receivable                                        (2,411)                 (600)
    Change in reinsurance recoverables                                            (1,192)               (1,083)
    Change in reinsurance recoverable on unpaid losses                                (8)                 (263)
    Change in prepaid reinsurance premiums                                          (119)                  189
    Change in deferred acquisition costs                                            (403)                 (438)
    Change in unpaid losses and loss adjustment expenses                          (1,183)               (3,999)
    Change in unearned premiums                                                    1,861                 2,211
    Change in reinsurance payables and funds withheld                              1,363                    35
    Change in policyholder dividends payable                                        (138)                  (19)
    Other, net                                                                      (563)                 (283)
                                                                                  ------                ------

       Net cash used in operating activities                                      (1,385)               (3,233)
                                                                                  ------                ------

Cash flows from investing activities:

Proceeds from sales:
    Fixed income maturities available-for-sale                                       295                 5,633
    Equity securities                                                                 --                 2,159

Investments, matured or called:
    Fixed income maturities available-for-sale                                    23,268                   100

Investments, purchased:
    Fixed income maturities available-for-sale                                   (11,175)               (5,345)
    Equity securities                                                                 --                  (129)

Proceeds from sale of property and equipment                                           6                    --
Purchases of property and equipment                                                  (34)                   (5)
                                                                                  ------                ------

       Net cash provided by investing activities                                  12,360                 2,413
                                                                                  ------                 -----

Cash flows from financing activities:

Proceeds from exercise of options to purchase Common Stock                            --                    41
                                                                                  ------                ------

       Net cash provided by  financing activities                                     --                    41
                                                                                  ------                ------


Net increase in cash and short term investments                                   10,975                  (779)

Cash and short term investments at beginning of year                               1,818                 6,683
                                                                                  ------                ------

Cash and short term investments at end of period                                $ 12,793             $   5,904
                                                                                ========             =========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1)       BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1997.


2)       PER SHARE DATA

                  Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, whether or not currently exercisable. Such average shares were 16,164,082 and 16,219,909 for the three months ended March 31, 1998 and 1997, respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options. Such average shares were 15,576,287 and 15,360,306 for the three months ended March 31, 1998 and 1997, respectively.


3)       INCOME TAXES

         DHC files a Federal consolidated income tax return with its subsidiaries and with certain trusts that assumed various former liabilities of certain present and former subsidiaries of DHC. The Company records its interim tax provisions based upon estimated effective tax rates for the year.

         The Company has made provisions for certain state and local franchise taxes. Tax filings for these jurisdictions do not consolidate the activities of the trusts referred to above. For further information, reference is made to Note 11 of the Notes to Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, including statements concerning capital adequacy, adequacy of reserves, goals, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "believes", "anticipates", "expects", "intends", "plans" and similar expressions. All such statements represent only current estimates or expectations as to future results and are subject to risks and uncertainties which could cause actual results to materially differ from current estimates or expectations. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS".


         2.       RESULTS OF NAICC'S OPERATIONS

         The operations of DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in specialty property and casualty insurance. At March 31, 1998, NAICC had a B++ rating from A.M. Best Company ("Best").

Property and Casualty Insurance Operations

                  Net premiums earned were $14.0 million and $10.8 million for the three months ended March 31, 1998 and 1997, respectively. The increase in net premiums earned is directly related to increases in net premiums written.
Net premiums written were $15.8 million and $13.2 million for the three months ended March 31, 1998 and 1997, respectively.

         The increase in 1998 over the comparable period in 1997 is attributable to the premium growth in the commercial automobile line of business. Net premiums written in the non-standard commercial automobile line increased by $2.7 million while net premiums written in the non-standard private passenger automobile line declined slightly over the comparable period in 1997 and net premiums written in the workers' compensation line increased slightly compared to the prior year. The increase in commercial automobile net premiums written is due to NAICC's continued increased marketing efforts in that line.

         Net investment income was $2.2 million and $2.4 million for the three months ended March 31, 1998 and 1997, respectively. The decline is reflective of a slight decrease in average portfolio yield for the 1998 period.

         Net losses and loss adjustment expenses ("LAE") were $9.9 million and $7.7 million for the three months ended March 31, 1998 and 1997, respectively. The resulting net loss and LAE ratios for the corresponding periods were 70.9 percent and 71.5 percent, respectively. The decrease in the net loss and LAE ratio in the first quarter of 1998 over the first quarter of 1997 is due to growth in the commercial automobile line, which has a lower loss and LAE expense ratio than does the workers' compensation line.

         Policy acquisition costs were $3.3 million and $2.9 million for the three months ended March 31, 1998 and 1997, respectively. As a percentage of net premiums earned, policy acquisition expenses were 23.7 percent and 27.1 percent for the three months ended March 31, 1998 and 1997, respectively. The decline in the policy acquisition expense ratio in the first quarter of 1998 as compared to the same period in 1997 is due primarily to the overall growth in premium volume while fixed underwriting expenses of policy acquisition costs remained relatively constant.

         General and administrative expenses were $1.8 million and $1.9 million for the three months ended March 31, 1998 and 1997, respectively. The decrease in general and administrative expenses is attributable to reductions made in operating expenses.

         The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 108 percent and 116 percent for the three months ended March 31, 1998 and 1997, respectively. Net income from insurance operations for the three months ended March 31, 1998 and 1997 was $1.3 million and $3.0 million, respectively. The decrease in net income is attributable to the recognition of a realized gain of $2.2 million in the first quarter of 1997.

Cash Flow from Insurance Operations

         Cash used in operations was $0.9 million and $2.7 million for the three months ended March 31, 1998 and 1997, respectively. The decrease in cash used in operations is primarily due to the decline in payments of losses and LAE related to prior years and an increase in premiums written. Overall cash and invested assets, at market value, net of payables for trades pending settlement, at March 31, 1998 were $133.9 million, compared to $134.8 million at December 31, 1997.

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

         The two most common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and loss adjustment expense reserves). A commonly accepted standard net written premium-to-surplus ratio is 3 to 1, although this varies with different lines of business. NAICC's annualized net written premiums-to-surplus ratio of 1.4 to 1 and 1.2 to 1 for the three months ended March 31, 1998 and 1997, respectively, remains well under current industry standards. A commonly accepted standard for the ratio of losses and loss adjustment expense reserves-to-surplus ratio is 5 to 1, compared with NAICC's ratio of 1.8 to 1. Given these relatively conservative financial security ratios, management is confident that existing capital is adequate to support continued higher than industry average premium growth for the foreseeable future.

3.       RESULTS OF DHC'S OPERATIONS

Cash Flow from Parent-Only Operations

         Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the three months ended March 31, 1998 and 1997, cash used in parent-only operating activities was $471,000 and $518,000, respectively. The decrease in cash used was primarily attributable to the expiration of certain non-recurring compensation expense obligations. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Cash Flow from Insurance Operations."

Liquidity and Capital Resources

         At March 31, 1998, cash and investments of DHC were approximately $8.3 million, compared to $8.7 million at December 31, 1996. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources."



         4.       AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

                  At March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income and net unrealized capital gains or losses on available-for-sale securities. As this new standard only relates to presentation of information, it has no impact on the results of operations or financial condition of the Company. In accordance with the provisions of SFAS 130, the Company has presented comprehensive income in its Statement of Stockholders' Equity.


                  5.       RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     As noted above, the foregoing discussion may include forward-looking statements that involve risks and uncertainties. In addition to other factors and matters discussed elsewhere herein, some of the important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements include the following:
              1. The insurance products sold by the Company are subject to intense competition from many competitors, many of whom have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully compete in these markets and generate sufficient premium volume at attractive prices to be profitable.
              2. In order to implement its business plan, the Company has been seeking to enter into strategic partnerships and/or make acquisitions of businesses that would enable the Company to earn an attractive return on investment. Restrictions on the Company's ability to issue additional equity in order to finance any such transactions exist which could significantly affect the Company's ability to finance any such transaction. The Company may have limited other resources with which to implement its strategy and there can be no assurance that any transaction will be successfully consummated.
              3. The insurance industry is highly regulated and it is not possible to predict the impact of future state and federal regulation on the operations of the Company.

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

Item 2.       Changes in Securities and Use of Proceeds.

                  Not applicable

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



Date:    May 15, 1998


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