Form 10-Q
period 1998-06-30
DANIELSON HOLDING CORP
filed 1998-08-14
CIK 225648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

           Class                                  Outstanding at August 4, 1998
   Common Stock, $0.10 par value                        15,576,276 shares

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements.



                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (In thousands, except per share information)
                                   (Unaudited)



                                                        For the Three                         For the Six
                                                     Months Ended June 30,                 Months Ended June 30,
                                                    1998              1997                 1998              1997

Revenues:

    Gross premiums earned                         $   16,295      $   15,669          $   33,251          $   29,049
    Ceded premiums earned                             (2,723)         (2,957)             (5,664)             (5,521)
                                                   ----------      ----------          ----------          ---------
    Net premiums earned                               13,572          12,712              27,587              23,528

    Net investment income                              1,935           2,462               4,274               4,989
    Net realized investment gains                         87              --                 124               2,206
    Other income                                         243             156                 421                 305
                                                   ---------       ---------           ---------           ---------

         Total revenues                               15,837          15,330              32,406              31,028
                                                   ---------       ---------           ---------           ---------


Losses and expenses:

    Gross losses and loss adjustment expenses         11,143          13,445              23,130              23,770
    Ceded losses and loss adjustment expenses         (1,521)         (4,101)             (3,575)             (6,690)
                                                   ----------      ----------          ----------          ---------
    Net losses and loss adjustment expenses            9,622           9,344              19,555              17,080

    Policyholder dividends                                91               8                 203                  15
    Policy acquisition expenses                        3,285           3,226               6,602               6,155
    General and administrative expenses                2,522           2,216               4,879               4,799
                                                   ---------       ---------           ---------           ---------

         Total losses and expenses                    15,520          14,794              31,239              28,049
                                                   ---------       ---------           ---------           ---------

Income before provision for income taxes                 317             536               1,167               2,979
Income tax provision                                      10              13                  53                  19
                                                   ---------       ---------           ---------           ---------

Net income                                        $      307      $      523          $    1,114          $    2,960
                                                   =========       =========           =========           =========


Earnings  per share of Common Stock

Basic                                             $     .02        $      .03          $      .07         $     .19
                                                  =========        ==========          ==========         =========

Diluted                                           $     .02        $      .03          $      .07         $     .18
                                                  =========        ==========          ==========         =========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (In thousands, except share and per share information)


                                                                            June 30, 1998         December 31,
                                                                           (Unaudited)               1997

Assets:
   Fixed maturities, available for sale at fair value
     (Cost: $115,720 and $139,089)                                           $   117,846         $   140,899
   Equity securities, at fair value (Cost: $20,314 and $363)                      17,859                 813
   Short term investments, at cost which
       approximates fair value                                                     1,100               1,111
                                                                                --------           ---------

       Total investments                                                         136,805             142,823

   Cash                                                                               45                 707
   Accrued investment income                                                       1,450               2,006
   Premiums and fees receivable, net of allowances
       of $142 and $179                                                            9,041               5,438
   Reinsurance recoverable on paid losses, net of allowances
       of $374 and $374                                                            9,038               8,523
   Reinsurance recoverable on unpaid losses, net of
       allowances of $529 and $499                                                19,090              20,185
   Prepaid reinsurance premiums                                                    1,716               1,681
   Property and equipment, net of accumulated depreciation
       of $7,930 and $7,690                                                        2,196               2,499
   Deferred acquisition costs                                                      2,128               1,550
   Other assets                                                                    2,181               2,361
                                                                                --------           ---------

       Total assets                                                          $   183,690         $   187,773
                                                                              ==========          ==========

Liabilities and Stockholders' Equity:
   Unpaid losses and loss adjustment expenses                                $    99,374         $   105,947
   Unearned premiums                                                              12,890              10,249
   Policyholder dividends                                                            267                 411
   Reinsurance premiums payable                                                    2,207               1,244
   Funds withheld on ceded reinsurance                                             1,412               1,254
   Other liabilities                                                               5,095               4,748
                                                                                --------           ---------

       Total liabilities                                                         121,245             123,853

   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding)                                 --                   --
   Common stock ($0.10 par value; authorized
       20,000,000 shares; issued 15,586,994 shares;
       outstanding 15,576,276 and 15,576,287 shares)                               1,559               1,559
   Additional paid-in capital                                                     46,673              46,673
   Accumulated other comprehensive income:
       net unrealized gain (loss) on securities                                     (329)              2,260
   Retained earnings                                                              14,608              13,494
   Treasury stock (Cost of 10,718 and 10,707 shares)                                 (66)                (66)
                                                                                --------           ---------

       Total stockholders' equity                                                 62,445              63,920
                                                                                --------           ---------

       Total liabilities and stockholders' equity                            $   183,690         $   187,773
                                                                              ==========          ==========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      (In thousands, except share amounts)
                                   (Unaudited)



                                                                                                     Comprehensive
                                                                                                     Income for the
                                                                                                    Six Months Ended
                                                                              June 30, 1998           June 30, 1998
                                                                              -------------           -------------
Retained earnings
   Balance, beginning of year                                                  $  13,494
   Net income                                                                      1,114                  1,114
                                                                                --------
   Balance, end of period                                                         14,608

Accumulated other comprehensive income
   Balance, beginning of year                                                      2,260
   Net unrealized loss on available-for-sale securities (1)                       (2,589)                 (2,589)
                                                                                ---------               ---------
   Balance, end of period                                                           (329)                (1,475)
                                                                                                         =======

Common stock
   Balance, beginning of year                                                  $   1,559
                                                                                --------
   Balance, end of period                                                          1,559
                                                                                --------

Additional paid-in capital                                                        46,673
   Balance, beginning of year                                                    --------
   Balance, end of period                                                         46,673
                                                                                 --------
Treasury stock                                                                       (66)
   Balance, beginning of year                                                    --------
   Balance, end of period                                                           (66)
                                                                                 --------
       Total stockholders' equity                                              $  62,445
                                                                                ========


Common stock, shares                                                          15,586,994
   Balance, beginning of year                                                 ----------
   Balance, end of period                                                     15,586,994
                                                                              ==========
Treasury stock, shares
   Balance, beginning of year                                                     10,707
   Purchased during period                                                            11
                                                                                --------
   Balance, end of period                                                         10,718
                                                                                  ======

<F1>
(1)  Disclosure of reclassification amount:
              Unrealized holding  losses arising during the period      $(2,465)
              Less: reclassification adjustment for gains included in       124
                 net income                                             --------
              Net unrealized loss on available-for-sale securities      $(2,589)


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                        For the Six
                                                                                  Months Ended June 30,
                                                                                  1998                1997
                                                                             -------------       ---------
Cash flows from operating activities:

Income from continuing operations                                               $  1,114           $   2,960
Adjustments to reconcile net income to net cash
       used in operating activities:
Net realized investment gains                                                       (124)             (2,206)
Depreciation and amortization                                                        369                 507
Change in accrued investment income                                                  556                 213
Change in premiums and fees receivable                                            (3,603)                440
Change in reinsurance recoverables                                                  (515)             (5,920)
Change in reinsurance recoverable on unpaid losses                                 1,095               3,020
Change in prepaid reinsurance premiums                                               (35)                234
Change in deferred acquisition costs                                                (578)               (792)
Change in unpaid losses and loss adjustment expenses                              (6,573)             (9,637)
Change in unearned premiums                                                        2,641               3,441
Change in reinsurance payables and funds withheld                                  1,121                 386
Change in policyholder dividends payable                                            (144)               (152)
Other, net                                                                           423                (704)
                                                                                --------           ----------
       Net cash used in operating activities                                      (4,253)             (8,210)
                                                                                ---------          ---------

Cash flows from investing activities:

Proceeds from sales:
     Fixed income maturities available-for-sale                                   17,714               9,445
     Equity securities                                                                 --               2,159
Investments, matured or called:
     Fixed income maturities available-for-sale                                   17,189                 100
Investments, purchased:
     Fixed income maturities available-for-sale                                  (11,325)            (6,648)
     Equity securities                                                           (19,952)               (129)

Proceeds from sale of property and equipment                                           6                  --
Purchases of property and equipment                                                 (52)               (109)
       Net cash provided by investing activities                                --------           ---------
                                                                                   3,580               4,818
                                                                                --------           ---------
Cash flows from financing activities:

    Proceeds from exercise of options to purchase Common Stock                        --                 671
                                                                                --------           ---------
       Net cash provided by financing activities                                      --                 671
                                                                                --------           ---------

Net decrease in cash and short term investments                                     (673)             (2,721)

Cash and short term investments at beginning of period                             1,818               6,683
                                                                                --------           ---------

Cash and short term investments at end of period                                $  1,145           $   3,962
                                                                                 =======            ========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1)       BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1997.


2)       PER SHARE DATA

                  Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, whether or not currently exercisable. Such average shares were 16,177,757 and 16,171,268 for the three and six months ended June 30, 1998, respectively, and 16,052,945 and 16,145,858 for the three and six months ended June 30, 1997, respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options. Such average shares were 15,576,285 and 15,576,286 for the three and six months ended June 30, 1998, respectively, and 15,407,865 and 15,384,217 for the three and six months ended June 30, 1997, respectively.


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


4)       FOREIGN CURRENCY TRANSLATION AND FOREIGN INVESTMENTS

         During 1998, NAICC invested approximately $10.3 million in Japanese yen based equity securities. In order to hedge the currency risk of these investments, during the second quarter NAICC purchased a foreign currency option to sell Japanese yen at a fixed price on a given date in 1999. The foreign currency option is considered a derivative investment. The Company recorded an unrealized loss on the Japanese yen based equity securities of $1.1 million, of which $649,782 was a result of changes in foreign currency exchange rates, included in net unrealized gain (loss) on securities in the accompanying consolidated balance sheets.

         Investments in equity securities denominated in foreign currencies are translated into U.S. dollars using current rates of exchange and the related translation adjustments are recorded in net unrealized gain (loss) as a component of equity net of the unrealized exchange gain or loss associated with any related foreign exchange hedging instruments.

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of the assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at June 30, 1998 would not be material.


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


         2.       RESULTS OF NAICC'S OPERATIONS

         The operations of DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in specialty property and casualty insurance. At June 30, 1998, NAICC had a B++ rating from A.M. Best Company ("Best").

Property and Casualty Insurance Operations

                  Net premiums earned were $13.6 million and $27.6 million for the three and six months ended June 30, 1998, respectively. Net premiums earned were $12.7 million and $23.5 million for the three and six months ended June 30, 1997, respectively. The increase in net premiums earned is directly related to increases in net premiums written. Net premiums written were $14.4 million and $30.2 million for the three and six months ended June 30, 1998, respectively. Net premiums written were $13.9 million and $27.2 million for the three and six months ended June 30, 1997, respectively.

         The  increase  in  1998  over  the   comparable   periods  in  1997  is
attributable to the premium growth in the commercial automobile line of business. Net premiums written in the non-standard commercial automobile line increased by $3.5 million while net premiums written in the non-standard private passenger automobile line declined by $0.87 million over the comparable six month period in 1997. Net premiums written in the workers' compensation line increased slightly compared to the prior year. The increase in commercial automobile net premiums written is due to NAICC's continued increased marketing efforts in that line.

         Net investment income was $1.8 million and $4.1 million for the three and six months ended June 30, 1998, respectively. Net investment income was $2.3 million and $4.7 million for the three and six months ended June 30, 1997, respectively. The decline is reflective of a slight decrease in average portfolio yield on bonds for the 1998 periods, and the purchase of equity securities during the first six months of 1998.

         Net losses and loss adjustment expenses ("LAE") were $9.6 million and $19.6 million for the three and six months ended June 30, 1998, respectively, compared with $9.3 million and $17.1 million for the three and six months ended June 30, 1997, respectively. The resulting net loss and LAE ratios for the corresponding six month periods were 70.9 percent and 72.6 percent, respectively. The modest decrease in the net loss and LAE ratio in 1998 over 1997 is due to slightly more favorable experience in all lines of business.

         Policy acquisition costs were $3.3 million and $6.6 million for the three and six months ended June 30, 1998, respectively. Policy acquisition costs were $3.2 million and $6.2 million for the three and six months ended June 30, 1997, respectively. As a percentage of net premiums earned, policy acquisition expenses were 23.9 percent and 26.2 percent for the six months ended June 30, 1998 and 1997, respectively. The decline in the policy acquisition expense ratio in 1998 is due primarily to the overall growth in premium volume while fixed underwriting expenses of policy acquisition costs remained relatively constant.

         General and administrative expenses were $1.8 million and $3.6 million for the three and six months ended June 30, 1998, respectively. General and administrative expenses were $1.6 million and $3.5 million for the three and six months ended June 30, 1997, respectively.

         The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 108.5 percent and 113.6 percent for the six months ended June 30, 1998 and 1997, respectively. Net income from insurance operations for the three and six months ended June 30, 1998 was $0.9 million and $2.2 million, respectively. Net income from insurance operations for the three and six months ended June 30, 1997 was $1 million and $4 million, respectively. The decrease in net income from insurance operations during the first six months of 1998 compared to the same period for 1997 is attributable primarily to the recognition of a realized gain of $2.2 million in the first quarter of 1997.

Cash Flow from Insurance Operations

         Cash used in operations was $3.2 million and $7.2 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in cash used in operations is due to the continued decline in payments of losses and LAE related to prior years and to an increase in premiums written. Overall cash and invested assets, at market value, at June 30, 1998 were $129.0 million, compared to $134.8 million at December 31, 1997.



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

         The two most common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and loss adjustment expense reserves). A commonly accepted standard net written premium-to-surplus ratio is 3 to 1, although this varies with different lines of business. NAICC's annualized net written premiums-to-surplus ratio of 1.4 to 1 and 1.3 to 1 for the six months ended June 30, 1998 and 1997, respectively, remains well under current industry standards. A commonly accepted standard for the ratio of losses and loss adjustment expense reserves-to-surplus ratio is 5 to 1, compared with NAICC's ratio of 1.8 to 1 at June 30, 1998. Given these relatively conservative financial security ratios, management is confident that existing capital is adequate to support continued higher than industry average premium growth for the foreseeable future.


3.       RESULTS OF DHC'S OPERATIONS

Cash Flow from Parent-Only Operations

         Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the six months ended June 30, 1998 and 1997, cash used in parent-only operating activities was $1.1 million and $1.0 million, respectively. The increase in cash used was primarily attributable to the timing of certain expense payments and interest receipts offset by the expiration of certain non-recurring compensation expense obligations. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Cash Flow from Insurance Operations."

Liquidity and Capital Resources

         At June 30, 1998, cash and investments of DHC were approximately $7.8 million, compared to $8.7 million at December 31, 1996. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources."



         4.       AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of the assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at June 30, 1998 would not be material.

                  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income and net unrealized capital gains or losses on available-for-sale securities. As this new standard only relates to presentation of information, it has no impact on the results of operations or financial condition of the Company. In accordance with the provisions of SFAS 130, the Company has presented comprehensive income in its Statement of Stockholders' Equity.

                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the reporting of information about operating segments in annual financial statements and requires the reporting of select information about operating segments in interim financial reports. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company currently operates as one segment. Therefore, the adoption of this standard would have no impact on the presentation of the Company's consolidated financial statements.


                  5.       RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                  As noted above, the foregoing discussion may include forward-looking statements that involve risks and uncertainties. In addition to other factors and matters discussed elsewhere herein, some of the important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements include the following:
              1. The insurance products sold by the Company are subject to intense competition from many competitors, many of whom have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully compete and generate sufficient premium volume at attractive prices to be profitable.
              2. In order to implement its business plan, the Company has been seeking to enter into strategic partnerships and/or make acquisitions of businesses that would enable the Company to earn an attractive return on investment. Restrictions on the Company's ability to issue additional equity in order to finance any such transactions exist which could significantly affect the Company's ability to finance any such transaction. The Company may have limited other resources with which to implement its strategy and there can be no assurance that any transaction will be successfully consummated.
              3. The insurance industry is highly regulated and it is not possible to predict the impact of future state and federal regulation on the operations of the Company.

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



Date:    August 14, 1998


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