Form 10-Q
period 1998-09-30
DANIELSON HOLDING CORP
filed 1998-11-16
CIK 225648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

               Class                         Outstanding at November 2, 1998
      Common Stock, $0.10 par value                  15,576,276 shares

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements.



                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
             (In thousands, except per share information)
                                   (Unaudited)


                                                     For the Three Months                   For the Nine Months
                                                      Ended September 30,                    Ended September 30,
                                                     1998             1997                 1998              1997

Revenues:

   Gross premiums earned                          $   16,578       $   17,796          $   49,829         $   46,844
   Ceded premiums earned                              (2,705)          (3,054)             (8,369)            (8,575)
                                                  ----------       ----------          ----------         ----------
   Net premiums earned                                13,873           14,742              41,460             38,269

   Net investment income                               1,977            2,428               6,251              7,417
   Net realized investment gains (losses)                 71              (33)                195              2,173
   Other income                                          255              221                 676                526
                                                  ----------       ----------          ----------         ----------

         Total revenues                               16,176           17,358              48,582             48,385
                                                  ----------       ----------          ----------         ----------

Losses and expenses:

   Gross losses and loss adjustment expenses          11,343           12,475              34,473             36,245
   Ceded losses and loss adjustment expenses          (1,450)          (2,390)             (5,025)            (9,080)
                                                  -----------      -----------         ----------         ----------
   Net losses and loss adjustment expenses             9,893           10,085              29,448             27,165

   Policyholder dividends                                137              729                 340                743
   Policy acquisition expenses                         3,305            3,587               9,907              9,743
   General and administrative expenses                 2,236            2,381               7,115              7,179
                                                  ----------         --------          ----------         ----------

         Total losses and expenses                    15,571           16,782              46,810             44,830
                                                  ----------       ----------          ----------         ----------

Income before provision for income taxes                 605              576               1,772              3,555
Income tax provision                                       8               15                  61                 34
                                                  ----------       ----------          ----------         ----------

Net income                                        $      597       $      561          $    1,711         $    3,521


Earnings per share of Common Stock

Basic                                             $      .04       $      .04          $      .11         $     .23
                                                   =========       ==========           =========          ========

Diluted                                           $     .04        $      .03          $      .11         $     .22
                                                   ========         =========           =========          ========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (In thousands, except share and per share information)


                                                                         September 30, 1998       December 31,
                                                                           (Unaudited)               1997

Assets:
   Fixed maturities, available for sale at fair value
     (Cost: $109,565 and $139,089)                                           $   113,353         $   140,899
   Equity securities, at fair value (Cost: $20,312 and $363)                      12,715                 813
   Short term investments, at cost which
       approximates fair value                                                     6,181               1,111
                                                                                --------           ---------

       Total investments                                                         132,249             142,823

   Cash                                                                              573                 707
   Accrued investment income                                                       1,468               2,006
   Premiums and fees receivable, net of allowances
       of $142 and $179                                                            9,862               5,438
   Reinsurance recoverable on paid losses, net of allowances
       of $374 and $374                                                            8,778               8,523
   Reinsurance recoverable on unpaid losses, net of
       allowances of $544 and $499                                                19,075              20,185
   Prepaid reinsurance premiums                                                    2,028               1,681
   Property and equipment, net of accumulated depreciation
       of $8,149 and $7,690                                                        2,095               2,499
   Deferred acquisition costs                                                      2,237               1,550
   Other assets                                                                    2,140               2,361
                                                                                --------           ---------

       Total assets                                                          $   180,505         $   187,773
                                                                              ==========          ==========

Liabilities and Stockholders' Equity:
   Unpaid losses and loss adjustment expenses                                $    98,111         $   105,947
   Unearned premiums                                                              13,651              10,249
   Policyholder dividends                                                            267                 411
   Reinsurance premiums payable                                                    2,952               1,244
   Funds withheld on ceded reinsurance                                             1,437               1,254
   Other liabilities                                                               4,525               4,748
                                                                                --------           ---------

       Total liabilities                                                         120,943             123,853

   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding)                                --                  --
   Common stock ($0.10 par value; authorized
       20,000,000 shares; issued 15,586,994 shares;
       outstanding 15,576,276 and 15,576,287 shares)                               1,559               1,559
   Additional paid-in capital                                                     46,673              46,673
   Accumulated other comprehensive income:
       Net unrealized gain (loss) on securities                                   (3,809)              2,260
   Retained earnings                                                              15,205              13,494
   Treasury stock (Cost of 10,718 and 10,707 shares)                                 (66)                (66)
                                                                                --------           ---------

       Total stockholders' equity                                                 59,562              63,920
                                                                                --------           ---------

       Total liabilities and stockholders' equity                            $   180,505         $   187,773
                                                                              ==========          ==========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                                                 Comprehensive
                                                                                                     Income for the
                                                                                                    Nine Months Ended
                                                                           September 30, 1998      September 30, 1998

Retained earnings
   Balance, beginning of year                                                  $  13,494
   Net income                                                                      1,711                  1,711
                                                                                --------
   Balance, end of period                                                         15,205

Accumulated other comprehensive income
   Balance, beginning of year                                                      2,260
   Net unrealized loss on available-for-sale securities (1)                       (6,069)                 (6,069)
                                                                                ---------               ---------
   Balance, end of period                                                         (3,809)                (4,358)
                                                                                                         =======

Common stock
   Balance, beginning of year                                                  $   1,559
                                                                                --------
   Balance, end of period                                                          1,559
                                                                                --------

Additional paid-in capital
   Balance, beginning of year                                                     46,673
                                                                                --------
   Balance, end of period                                                         46,673
                                                                                --------
Treasury stock
   Balance, beginning of year                                                        (66)
                                                                                --------
   Balance, end of period                                                            (66)
                                                                                --------

       Total stockholders' equity                                              $  59,562
                                                                                ========


Common stock, shares
   Balance, beginning of year                                                 15,586,994
                                                                              ----------
   Balance, end of period                                                     15,586,994
                                                                              ----------
                                                                              ----------
Treasury stock, shares
   Balance, beginning of year                                                     10,707
   Purchased during period                                                            11
                                                                                --------
   Balance, end of period                                                         10,718
                                                                                  ======


(1)  Disclosure of reclassification amount:
              Unrealized holding losses arising during the period        $(6,264)
              Less: reclassification adjustment for gains included in        195
                 net income                                              --------
              Net unrealized loss on available-for-sale securities       $(6,069)


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              For the Nine Months
                                                                               Ended September 30,
                                                                              1998              1997
                                                                          ----------          ------

Cash flows from operating activities:
   Net income                                                            $   1,711           $  3,521
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Net realized investment gains                                           (195)            (2,173)
      Depreciation and amortization                                            525                633
      Change in accrued investment income                                      538                631
      Change in premiums and fees receivable                                (4,424)               493
      Change in reinsurance recoverables                                      (255)            (5,585)
      Change in reinsurance recoverable on unpaid losses                     1,110              3,367
      Change in prepaid reinsurance premiums                                  (347)               499
      Change in deferred acquisition costs                                    (687)              (769)
      Change in unpaid losses and loss adjustment expenses                  (7,836)           (12,971)
      Change in unearned premiums                                            3,402              3,012
      Change in reinsurance payables and funds withheld                      1,891               (899)
      Change in policyholder dividends payable                                (144)              (209)
      Other, net                                                              (159)               126
                                                                         ----------          --------
      Net cash used in operating activities                                 (4,870)           (10,324)
                                                                         ---------           --------
Cash flows from investing activities:

Proceeds from sales:
      Fixed income maturities available-for-sale                            20,985                300
      Equity securities                                                          4              2,159
   Investments, matured or called:
      Fixed income maturities available-for-sale                            31,109             19,176
   Investments purchased:
      Fixed income maturities available-for-sale                           (22,230)           (13,448)
      Equity securities                                                    (19,952)              (129)

   Proceeds from sale of property and equipment                                  6                 --
   Purchases of property and equipment                                        (116)              (109)
                                                                         ---------
      Net cash provided by investing activities                              9,806              7,949
                                                                         ---------           --------
Cash flows from financing activities:

   Proceeds from exercise of options to purchase Common Stock                   --                671
                                                                         ---------           --------
      Net cash provided by financing activities                                 --                671
                                                                         ---------           --------

   Net increase (decrease) in cash and short term investments                4,936             (1,704)
   Cash and short term investments at beginning of year                      1,818              6,683
                                                                         ---------           --------
   Cash and short term investments at end of period                     $    6,754          $   4,979
                                                                         =========           ========

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1)       BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1997.


2)       PER SHARE DATA

                  Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, whether or not currently exercisable. Such average shares were 15,942,447 and 16,088,596 for the three and nine months ended September 30, 1998, respectively, and 16,267,307 and 16,188,834 for the three and nine months ended September 30, 1997, respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options. Such average shares were 15,576,276 and 15,576,283 for the three and nine months ended September 30, 1998, respectively, and 15,576,287 and 15,448,944 for the three and nine months ended September 30, 1997, respectively.


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


4)       FOREIGN CURRENCY TRANSLATION AND FOREIGN INVESTMENTS

         During 1998, DHC's main operating subsidiary, National American Insurance Company of California ("NAICC") invested approximately $10.3 million in Japanese yen based equity securities. In order to hedge the currency risk of these investments, during the second quarter NAICC purchased a foreign currency option to sell Japanese yen at a fixed price on a given date in 1999. The foreign currency option is considered a derivative investment. For the nine months ended September 30, 1998, the Company recorded an unrealized loss on the Japanese yen based equity securities of $2.8 million, of which $416,826 was a result of changes in foreign currency exchange rates, included in net unrealized gain (loss) on securities in the accompanying consolidated balance sheets.

         Investments in equity securities denominated in foreign currencies are translated into U.S. dollars using current rates of exchange and the related translation adjustments are recorded in net unrealized gain (loss) as a component of equity net of the unrealized exchange gain or loss associated with any related foreign exchange hedging instruments.

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires any changes in the fair value of a derivative instrument and any changes in the fair value of the assets or liabilities hedged by such instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The
Company has not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at September 30, 1998 would not be material.



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

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, including statements concerning capital adequacy, adequacy of reserves, goals, future events, Year 2000 compliance or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "believes", "anticipates", "expects", "intends", "plans" and similar expressions. All such statements represent only current estimates or expectations as to future results and are subject to risks and uncertainties which could cause actual results to materially differ from current estimates or expectations. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS".


         2.       RESULTS OF NAICC'S OPERATIONS

         The operations of DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in specialty property and casualty insurance. At September 30, 1998, NAICC had a B++ rating from A.M. Best Company ("Best").

Property and Casualty Insurance Operations

                  Net premiums earned were $13.9 million and $41.5 million for the three and nine months ended September 30, 1998, respectively. Net premiums earned were $14.7 million and $38.3 million for the three and nine months ended September 30, 1997, respectively. The increase in year-to-date net premiums earned is directly related to the change in year-to-date net premiums written. Net premiums written were $14.3 million and $44.5 million for the three and nine months ended September 30, 1998, respectively. Net premiums written were $14.6 million and $41.7 million for the three and nine months ended September 30, 1997, respectively.

         Overall premium volume in 1998 has increased by 7 percent compared to 1997. Year-to-date increases in net written premiums in the commercial automobile line of business were offset by decreases in net written premiums in the private passenger automobile line. Workers' compensation premiums remain comparable to last year. The increase in commercial automobile net premiums written is due to NAICC's continued increased marketing efforts in that line and the decrease in private passenger automobile net premiums written is due to increasing competition in California.

         Net investment income was $1.9 million and $5.9 million for the three and nine months ended September 30, 1998, respectively. Net investment income was $2.3 million and $7.0 million for the three and nine months ended September 30, 1997, respectively. The year-to-date decline is reflective of a decrease in average portfolio yield on bonds for the 1998 periods, and the purchase of equity securities during the second quarter of 1998.

         Net losses and loss adjustment expenses ("LAE") were $9.9 million and $29.4 million for the three and nine months ended September 30, 1998, respectively, compared with $10.1 million and $27.2 million for the three and nine months ended September 30, 1997, respectively. The resulting net loss and LAE ratios for the corresponding nine month periods were 71.03 percent and 70.98 percent, respectively.

         Policy acquisition costs were $3.3 million and $9.9 million for the three and nine months ended September 30, 1998, respectively. Policy acquisition costs were $3.6 million and $9.7 million for the three and nine months ended September 30, 1997, respectively. As a percentage of net premiums earned, policy acquisition expenses were 23.9 percent and 25.4 percent for the nine months ended September 30, 1998 and 1997, respectively. The decline in the policy acquisition expense ratio in 1998 is due primarily to the overall growth in premium volume while fixed underwriting expenses of policy acquisition costs remained relatively constant.

         General and administrative expenses were $1.8 million and $5.4 million for the three and nine months ended September 30, 1998, respectively. General and administrative expenses were $1.8 million and $5.3 million for the three and nine months ended September 30, 1997, respectively.

         The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 108.7 percent and 112.2 percent for the nine months ended September 30, 1998 and 1997, respectively. Net income from insurance operations for the three and nine months ended September 30, 1998 was $1.0 million and $3.2 million, respectively. Net income from insurance operations for the three and nine months ended September 30, 1997 was $1 million and $5 million, respectively. The decrease in net income from insurance operations during the first nine months of 1998 compared to the same period for 1997 is attributable primarily to the recognition of a realized gain of $2.2 million in the first quarter of 1997.

Cash Flow from Insurance Operations

         Cash used in operations was $3.3 million and $8.9 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cash used in operations is due to the continued decline in payments of losses and LAE related to prior years and to an increase in premiums written. Overall cash and invested assets, at market value, at September 30, 1998 were $125.4 million, compared to $134.8 million at December 31, 1997.



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

         The two most common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and loss adjustment expense reserves). A commonly accepted standard net written premium-to-surplus ratio is 3 to 1, although this varies with different lines of business. NAICC's annualized net written premiums-to-surplus ratio of 1.5 to 1 and 1.3 to 1 for the nine months ended September 30, 1998 and 1997, respectively, remains well under current industry standards. A commonly accepted standard for the ratio of losses and loss adjustment expense reserves-to-surplus ratio is 5 to 1, compared with NAICC's ratio of 2.5 to 1 at September 30, 1998. Given these relatively conservative financial security ratios, management is confident that existing capital is adequate to support continued higher than industry average premium growth for the foreseeable future.




         3.       RESULTS OF DHC'S OPERATIONS

Cash Flow from Parent-Only Operations

         Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the nine months ended September 30, 1998 and 1997, cash used in parent-only operating activities was $1.6 million and $1.4 million, respectively. The increase in cash used was primarily attributable to the timing of interest income receipts offset by the expiration of certain non-recurring compensation expense obligations. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Cash Flow from Insurance Operations."

Liquidity and Capital Resources

         At September 30, 1998, cash and investments of DHC were approximately $7.4 million, compared to $8.7 million at December 31, 1997. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources."

         4.       AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of the assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at September 30, 1998 would not be material.

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



                  5.       YEAR 2000

                  The Company has undertaken a review of its systems for "Year 2000" compliance at both the holding company and subsidiary levels. DHC has completed an assessment of its hardware and software systems and has contacted the third party vendors that it believes are critical to its operations. DHC is currently developing a budget for bringing its systems into compliance (which it expects to have completed by the end of 1998) but does not anticipate that it will be required to make material expenditures. Although DHC expects that it will be Year 2000 compliant prior to the end of 1999 and has received assurances from its third party vendors that they will be Year 2000 compliant, DHC is currently developing a contingency plan in the event that those assumptions are incorrect.

         NAICC is highly dependent on electronic data processing and information systems in its operations. NAICC has reviewed its information systems, hardware and software operations and applications in relation to the year 2000. NAICC believes that its hardware and operating system software are Year 2000 compliant. NAICC also believes that it has identified substantially all of the application software programs which require modification in order to become Year 2000 compliant and has a formal plan to correct and test the programs affected by the conversion of a two-digit year to a four-digit year. By the end of 1998, NAICC expects that it will have substantially completed and tested the modifications to the systems and programs considered to be critical to its ongoing operations.

         NAICC has identified the third parties it believes are material to its operations and is continuing to monitor and, in the case of certain material third parties, has been able to test the progress of those parties' Year 2000 efforts.

         NAICC believes that it does not currently issue any insurance policies with coverages under which claims for Year 2000 related losses or damages could be successfully asserted. Management does not believe that material risk exists that such claims will be made on previous policies.

         NAICC is utilizing internal and external resources to meet its deadlines for Year 2000 modifications. Management believes that the costs of Year 2000 related efforts were approximately $140,000 for the nine months ended September 30, 1998. Remediation costs are currently expected to total approximately $150,000 for each of 1998 and 1999. Due to the complexities of estimating the cost of modifying all applications to become Year 2000 compliant and the difficulties in assessing third-party vendors' abilities to become Year 2000 compliant, estimates are subject to and are likely to change.

         The management of NAICC believes that its electronic data processing and information systems will be year 2000 compliant. However, should any material system fail to correctly process information due to the century change, operations could be interrupted and this could have a material adverse effect on NAICC's results of operations.

                  NAICC anticipates that its systems will be substantially Year 2000 compliant by the end of 1998. Therefore no contingency plan has been established at this time.


                  6.       RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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



Date:    November 16, 1998


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