Form 10-K
period 1998-12-31
DANIELSON HOLDING CORP
filed 1999-03-30
CIK 225648

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or

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
 Common Stock, $0.10 par value . . . . . . . . . . . . . American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:        None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 24, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates was $45,247,170.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at March 24, 1999
             -----                             -----------------------------
 Common Stock, $0.10 par value                      15,576,276 shares

     The following documents have been incorporated by reference herein:

     1998 Annual Report to Stockholders, as indicated herein (Parts I and II)

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

         DHC retained cash and investments at the holding company level of $6.8 million at December 31, 1998. Total liabilities of DHC at the same date were $293,000.

         The Company will report, as of the end of its 1998 tax year, aggregate consolidated net operating tax loss carryforwards ("NOLs") for Federal income tax purposes of approximately $1.3 billion. These losses will expire over the course of the next 14 years unless utilized prior thereto. See Note 12 of the Notes to Consolidated Financial Statements.


                           DESCRIPTION OF BUSINESSES

         Set forth below is a description of the business operations of the Company's insurance services business.

         DHC's wholly-owned subsidiary, NAICC, is a California corporation engaged in writing non-standard private passenger and commercial automobile and workers' compensation insurance in the western states, primarily California. NAICC is a third tier subsidiary of DHC. NAICC's immediate parent corporation is KCP Holding Company ("KCP"). KCP is wholly-owned by Mission American Insurance Company ("MAIC"), which in turn is wholly-owned by DHC.

GENERAL

         NAICC began writing non-standard private passenger automobile insurance in California in July, 1993 and in Oregon and Washington in April, 1998. NAICC writes its California business through a general agent which uses over 700 sub-agents to obtain applications for policies. The Oregon/Washington business is written directly through twenty-one appointed independent agents. Policyholder selection is governed by underwriting guidelines established by NAICC. NAICC began writing non-standard commercial automobile insurance in 1995 through independent agents. Non-standard risks are those segments of the driving public which generally are not considered "preferred" business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those who have been non-renewed or declined by another insurance company. Generally, non-standard premium rates are higher than standard premium rates and policy limits are lower than typical policy limits. NAICC's management believes that it is able to achieve underwriting success through refinement of various risk profiles, thereby dividing the non-standard market into more defined segments which can be adequately priced.

         The majority of automobiles owned or used by businesses are insured under policies that provide other coverages for the business, such as commercial multi-peril insurance. Standard insurers, however, often will not cover certain commercial automobiles because of the claims experience and/or the type of the business, or the use or the driver of the automobile. Businesses which are unable to insure a specific driver and businesses having vehicles not qualifying for commercial multi-peril insurance are typical NAICC commercial automobile policyholders. Examples of these risks include drivers with more than one moving violation, one and two vehicle accounts, and specialty haulers, such as sand and gravel, farm vehicles and certain short-haul common carriers. The typical NAICC commercial automobile policy covers fleets of four or fewer vehicles. NAICC does not insure long-haul truckers, trucks hauling logs, gasoline or similar higher hazard operations. The current average annual premium of the policies in force is approximately $2,650.

         Net written premiums were $26.3 million, $29.8 million and $14.5 million in 1998, 1997 and 1996, respectively, for the non-standard private passenger automobile program. Until January 1, 1997, NAICC ceded 50 percent of its California private passenger automobile business to a major reinsurance company under a quota share reinsurance agreement, at which time the agreement was amended to reduce the ceding percentage to 25 percent. The ceding percentage was further reduced to 10 percent effective January 1, 1999. NAICC's Oregon/Washington non-standard automobile and California preferred automobile business is written on an excess of loss basis, where the company retains the first $250,000. The decrease in California non-standard private passenger automobile premiums in 1998 were due to several new companies entering the California marketplace and a 10 percent rate reduction taken mid-year. Part of the decrease in its California non-standard automobile business was offset by management's decision to expand its non-standard automobile business into Oregon and Washington, and to begin offering a preferred automobile program in California. Net written premiums for commercial automobile were $13.5 million in 1998, $8.8 million in 1997 and $4.8 million in 1996. NAICC has increased its production efforts in commercial automobile by adding to the number of commercial automobile agents in both 1997 and 1998 and increasing the marketing efforts in each of NAICC's branch offices.

         NAICC writes workers' compensation insurance in California and four other western states. Workers' compensation insurance policies provide coverage for statutory benefits which employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses for vocational rehabilitation. Policies are issued having a term of no more than one year. NAICC's premium volume in workers' compensation has declined significantly in California since 1995 when a new "open rating" law replaced the old workers' compensation "minimum rate" law and fierce price competition immediately followed. Net written premiums for workers' compensation were $17.2 million, $17.2 million, and $16.8 million, in 1998, 1997, and 1996, respectively. In response to developments affecting the market for workers'
compensation insurance in California, NAICC has pursued a strategy of re-deploying its capital either in other specialty lines of insurance such as non-standard automobile insurance or in the workers' compensation line in geographic markets believed by NAICC to have greater potential for profitability than California. In furtherance of its strategy to write workers' compensation insurance in markets other than California, in June 1996, NAICC acquired Valor Insurance Company, Incorporated ("Valor"), a Montana-domiciled specialty insurance company that writes workers' compensation insurance policies.

         NAICC does not write any business through managing general agents. Its California non-standard private passenger automobile program, representing 38.7% of net written premiums, is produced through one general agent, and its preferred private passenger automobile program is produced through another general agent.

UNDERWRITING

         Insurers admitted in California are required to obtain approval from the California Department of Insurance of rates and/or forms prior to being used. Many of the states in which NAICC does business have similar requirements. Rates and policy forms are developed and periodically revised by NAICC and filed with the regulators in each of the relevant states, depending upon each state's requirements. NAICC relies upon its own and industry experience in establishing rates.

         Private passenger automobile policy limits vary by state. In California, non-standard policies provide maximum coverage of up to $15,000 per person, $30,000 per accident for liability for bodily injury and $10,000 per accident for liability for property damage. In Oregon and Washington, non-standard policies provide minimum coverage of $25,000 per person, $50,000 per accident for liability and bodily injury and $10,000 per accident for property damage, and can provide coverage to a maximum of $250,000 per person, $500,000 per accident for liability and bodily injury and $25,000 per accident for property damage. In general, preferred policies provide coverage to a maximum of $250,000 per person, $500,000 per accident for liability and bodily injury and $25,000 per accident for property damage. The maximum non-standard commercial automobile policy limit provided by NAICC is $1 million bodily injury and property damage combined single limit of liability for each occurrence. During 1996 and 1997, NAICC retained the first $150,000 bodily injury and property damage combined single limit of liability for each occurrence, with losses in excess of $150,000, per occurrence, being ceded to its reinsurers. NAICC increased its retention to $250,000 effective January 1, 1998.

         Workers' compensation rates, rating plans, policyholder dividend plans and policy forms are developed and filed by NAICC's underwriting personnel with the appropriate regulatory agency in each state in which NAICC operates. NAICC relies principally upon rates promulgated by either the Workers' Compensation Insurance Rating Bureau in California or the National Council on Compensation Insurance, the statistical agent for other western states in which NAICC markets insurance. NAICC maintains a disciplined approach to risk selection and pricing. In accordance with this policy, NAICC selects each prospective policyholder based on the characteristics of such risk and establishes premiums based on loss experience and risk exposure. NAICC's pricing policy is not driven by market share considerations.

         NAICC retains the first $500,000 of each workers' compensation loss and has purchased reinsurance for up to $49.5 million in excess of its retention, the first $9.5 million of which are placed with two major reinsurance companies and the remaining $40 million of which is provided by 16 other companies.

MARKETING

         NAICC maintains five new business production offices located in Portland, Oregon, Phoenix, Arizona and San Ramon, Fresno, and Long Beach, California. The marketing and underwriting employees at these offices solicit and underwrite only new applications produced by independent agents. NAICC believes that its local presence allows it to better serve policyholders and independent agents. All other functions of policyholder service, renewal underwriting, policy issuance, premium collection and record retention are performed centrally at NAICC's home office in Long Beach, California.

         NAICC currently markets its non-standard private passenger automobile insurance in California through one general agent. In April 1998, NAICC began marketing non-standard private passenger automobile insurance directly through 21 independent agents in Oregon and Washington. NAICC also began a preferred private passenger automobile program in California in February 1998 which is marketed through a second general agent. NAICC markets non-standard commercial automobile insurance through approximately 600 independent agents located in Arizona, California, Idaho, Nevada, Oregon, Utah and Washington.

         NAICC writes workers' compensation insurance primarily in the states of California, Oregon, Arizona, Idaho and Montana through more than 650 independent agents. The agency contracts provide authority to bind coverage within detailed underwriting guidelines set by NAICC. Valor markets workers' compensation insurance to Montana employers. All business is produced and serviced through its home office in Billings, Montana. NAICC targets employers having operations that are classified as low to moderate hazard and that generally have payrolls under $1 million. Typically, annual premium for employers in this payroll category are less than $25,000. Valor writes workers' compensation for employers of a wide range of hazard classifications, from banks to construction businesses, and targets the larger employers in the state of Montana.

CLAIMS

         All automobile claims are handled by employees of NAICC at its home office in Long Beach, California. Claims are reported by agents, insureds and claimants directly to NAICC. Claims involving suspected fraud are referred to an in-house special investigation unit ("SIU") which manages a detailed investigation of these claims using outside investigative firms. When evidence of fraudulent activity is identified, the SIU works with the various state departments of insurance, the National Insurance Crime Bureau and local law enforcement agencies in handling the claims.

         Workers' compensation claims are received, reviewed, processed and paid by NAICC employees located in claims service offices in Long Beach, California. Most of NAICC's policyholders are not of sufficient size or type to make a more specialized managed care approach to medical cost containment more cost effective.

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

         NAICC has claims for environmental clean-up against policies issued prior to 1970 and which are currently in run-off. The principal exposure arises from direct excess and primary policies of business in run-off, the obligations of which were assumed by NAICC in 1985. These direct excess and primary claims are relatively few in number and have policy limits of between $50,000 and $1,000,000, with reinsurance generally above $50,000. NAICC also has environmental claims primarily associated with participations in excess of loss reinsurance contracts assumed by NAICC. These reinsurance contracts have relatively low limits, generally less than $25,000, and estimates of unpaid losses are based on information provided by the primary insurance company.

         The unpaid losses and LAE related to environmental clean-up is established based upon facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Liabilities for unknown claims and development of reported claims are included in NAICC's bulk unpaid losses. The liability for the development of reported claims is based on estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that NAICC's exposure could be materially in excess of amounts which are currently recorded. However, management does not expect that liabilities associated with these types of claims will result in a material adverse effect on future liquidity or financial position. Liabilities such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates.

         NAICC is involved in litigation related to certain environmental claims which have some significant uncertainties. Such uncertainties include difficulties in predicting the outcome of judicial decisions as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language with respect to environmental claims. While the outcome of such litigation cannot be determined at this time, such litigation, net of liabilities established therefor and giving effect to reinsurance, is not expected to have a material adverse effect on the future liquidity or financial position of NAICC. As of December 31, 1998 and 1997, NAICC's net unpaid losses and LAE relating to environmental claims were approximately $10.8 million and $10.9 million, respectively.

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

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES

         The following table provides a reconciliation of NAICC's unpaid losses and LAE (in thousands):

                                                  Years Ended December 31,
                                            -----------------------------------
                                               1998        1997          1996
                                            ---------    ---------    ---------

Net unpaid losses and LAE at January 1      $  85,762    $  97,105    $ 116,294

Net unpaid losses acquired with Valor
         Insurance Company                         --           --          403
                                            ---------    ---------    ---------
                                               85,762       97,105      116,697

Incurred related to:
         Current year                          39,131       37,142       26,979

         Prior years                               --          940       10,120
                                            ---------    ---------    ---------

         Total incurred                        39,131       38,082       37,099

Paid Related to:

         Current year                         (16,169)     (13,729)     (10,559)

         Prior years                          (31,258)     (35,696)     (46,132)
                                            ---------    ---------    ---------

Total paid                                    (47,427)     (49,425)     (56,691)
                                            ---------    ---------    ---------

Net unpaid losses and LAE at
         December 31                           77,466       85,762       97,105
         Plus:  reinsurance recoverables       18,187       20,185       23,546
                                            ---------    ---------    ---------

Gross unpaid losses and LAE at
         December 31                        $  95,653    $ 105,947    $ 120,651
                                            =========    =========    =========

         The losses and LAE incurred in 1996 related to prior years is attributable to claims from businesses which are in run-off. In 1996, management of NAICC strengthened the unpaid losses and allocated loss adjustment expenses ("ALAE") of pre-1980 businesses assumed by NAICC in 1985 and which are in run-off. NAICC increased these run-off claim liabilities by $10 million. The pre-1980 run-off liabilities include claims relating to environmental clean-up for policies issued prior to 1970. NAICC increased its bulk unpaid liabilities related to these claims, principally the unpaid ALAE, as it had become evident that the legal costs associated with these claims would be significantly greater than previously anticipated.

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

Analysis of Net Losses and Loss Adjustment Expense ("LAE") Development (dollars in thousands):

                                                                  Years Ended December 31,
                              -------------------------------------------------------------------------------------------------
                              1988      1989      1990       1991    1992     1993     1994      1995      1996    1997    1998
                              ----      ----      ----       ----    ----     ----     ----      ----      ----    ----    ----
Net unpaid losses and
LAE at end of year          $115,858   $95,272   $91,870   $97,810 $104,825  $119,223 $128,625  $116,294  $97,105 $85,762 $77,466
Net unpaid losses and
LAE re-estimated as of:
  One year later             120,527   100,599    92,632    94,364  105,568   119,607  131,748   126,414   98,045  85,762
  Two years later            124,167   100,143    87,504    99,875  111,063   123,039  141,602   126,796   97,683
  Three years later          121,081    94,954    89,844   107,945  117,756   136,735  141,787   127,621
  Four years later           116,384    96,948    95,576   116,018  138,877   140,076  144,491
  Five years later           118,175   101,537   102,081   136,269  142,423   142,537
  Six years later            122,784   107,344   119,107   139,493  144,457
  Seven years later          128,589   122,985   121,161   141,467
  Eight Years later          143,585   124,749   122,664
  Nine Years later           145,093   125,801
  Ten Years later            146,050

Cumulative (deficiency)
redundancy                   (30,192)  (30,529)  (30,794)  (43,657) (39,632)  (23,314) (15,866)  (11,327)    (578)

Cumulative net amounts
paid as of:
  One year later              41,767    38,165    31,162    39,131   39,650    42,264   46,582    46,132   35,696
  Two years later             72,735    56,876    53,424    63,483   68,025    71,702   80,515    74,543   54,815
  Three years later           86,142    71,543    66,198    81,485   88,038    95,525  101,726    90,818
  Four years later            96,352    78,991    75,963    94,238  106,431   110,163  114,424
  Five years later           102,385    84,980    83,704   108,923  118,136   119,474
  Six years later            107,661    90,458    95,199   118,397  125,218
  Seven years later          112,555   100,559   102,886   124,569
  Eight years later          121,724   107,630   107,726
  Nine years later           128,313   111,735
  Ten years later            132,185

The following table reflects the same information as the preceding table gross of reinsurance (dollars in thousands):

                                                                              Years ended December 31,
                                                     --------------------------------------------------------------------------
                                                        1998        1997          1996          1995        1994         1993
                                                     ---------    ---------    ---------    ---------    ---------    ---------
Gross unpaid losses and LAE at end of year:          $  95,653    $ 105,947    $ 120,651    $ 137,406    $ 146,330    $ 137,479
Gross unpaid losses and LAE re-estimated as of:
  One year later                                                    107,060      121,787      149,416      149,815      137,898
  Two years later                                                                121,335      150,106      161,731      141,737
  Three years later                                                                           150,815      162,246      158,263
  Four years later                                                                                         165,111      162,697
  Five years later                                                                                                      165,077

Gross cumulative deficiency:                                         (1,113)        (684)     (13,409)     (18,781)     (27,598)

Gross cumulative amount paid as of:
  One year later                                                     36,542       47,835       54,901       53,798       53,634
  Two years later                                                                 21,794       92,422       92,991       88,930
  Three years later                                                                           110,498      122,095      116,605
  Four years later                                                                                         136,448      138,924
  Five years later                                                                                                      148,928


         The cumulative deficiency as of December 31, 1995 on a net basis of $11.3 million is due to the strengthening of the unpaid losses and ALAE of pre-1980 businesses assumed by NAICC in 1985 and which are in run-off. NAICC increased these run-off claim liabilities in 1996 by $10 million. The pre-1980 run-off liabilities include claims relating to environmental clean-up for policies issued prior to 1970.

         The cumulative deficiency on a net basis of $39.6 million and $43.7 million as of December 31, 1992 and 1991, respectively, is also attributable to adverse development of workers' compensation loss experience in the 1990 and 1991 loss years. The California workers' compensation industry, including NAICC, experienced adverse development of those loss years. The adverse development was the result of a significant increase in frequency in workers' compensation claims that was brought on by a downturn in the California economy, an increase in unemployment and a dramatic increase in stress and post-termination claims. The adverse development in 1990 and 1991 was significantly offset by favorable workers' compensation loss experience and development in the 1992 through 1995 loss years.

         Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future. It would not be appropriate to use this cumulative history in the projection of future performance.

REINSURANCE AND REINSURANCE WITH AFFILIATES

         In its normal course of business in accordance with industry practice, NAICC reinsures a portion of its exposure with other insurance companies so as to effectively limit its maximum loss arising out of any one occurrence. Contracts of reinsurance do not legally discharge the original insurer from its primary liability. Estimated reinsurance receivables arising from these contracts of reinsurance are, in accordance with generally accepted accounting principles, reported separately as assets. Premiums for reinsurance ceded by NAICC in 1998 were 15.1 percent of direct written premiums.

         As of December 31, 1998, General Reinsurance Corporation (GRC), American Reinsurance Company (ARC), and Lloyd's of London (Lloyd's) were the only reinsurers that comprised more than 10 percent of NAICC's reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. At December 31, 1998, NAICC had reinsurance recoverables on paid and unpaid claims of $6.1 million, $6.3 million, and $7.5 million from GRC, ARC, and Lloyd's respectively. Both GRC and ARC had an A.M. Best rating of A+ or better. The paid and unpaid recoverable amounts ceded to Lloyd's relate to business in run-off and assumed by NAICC. NAICC believes that Equitas has authority to respond on behalf of all of the syndicates underlying the reinsurance contracts with Lloyd's. See Note 6 of the Notes to Consolidated Financial Statements for further information on reinsurance.

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

         NAICC is an insurance company domiciled in the State of California and is regulated by the California Department of Insurance for the benefit of policyholders. The California Insurance Code does not permit the payment of shareholder dividends that exceed the greater of net income or 10% of statutory surplus and such dividends can only be paid out of accumulated earned surplus without prior approval from the Insurance Commissioner. To the extent that NAICC's unassigned surplus remains negative in 1999, NAICC will not be permitted to pay dividends without prior regulatory approval.

RISK-BASED CAPITAL

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

         At December 31, 1998, the RBC of NAICC was 232% greater than the Company Action Level. NAICC currently has no plans to take any action designed to significantly affect its RBC level.


                            HOLDING COMPANY BUSINESS


         DHC is a holding company incorporated under the General Corporation Law of the State of Delaware. As of December 31, 1998, DHC had the following material assets and no material liabilities:

         (i) ownership of its MAIC subsidiary, an insurance holding company that owns, directly or indirectly, all of the stock of NAICC, DNIC, DICO, Valor, and two licensed insurance subsidiaries which are expected to commence writing insurance lines in the future; and

         (ii)     approximately $6.8 million in cash and investments.

FORMER TRUST BUSINESS

         In March 1993, DHC acquired all of the common stock of Danielson Trust Company ("Danielson Trust") (which was known as HomeFed Trust until November 13,
1993), a trust company chartered by the California State Banking Department to provide trust and fiduciary services and located in San Diego, California. In February 1994, Danielson Trust acquired the assets of the Western Trust Services division of Grossmont Bank. On January 31, 1996, following approval of the California State Banking Department, Danielson Trust sold substantially all of the fiduciary accounts administered by its Santa Barbara branch to The Bank of Montecito. In connection with the sale, in January 1996, Danielson Trust recognized a gain of $32,874.

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

TAX LOSS CARRYFORWARD

         As of December 31, 1998, the Company had a consolidated net operating loss carryforward of approximately $1.3 billion for Federal income tax purposes. This number is based upon Federal consolidated income tax losses for the periods through December 31, 1997 and an estimate of the 1998 taxable results. Some or all of the carryforward may be available to offset, for Federal income tax purposes, the future taxable income, if any, of DHC and its wholly-owned subsidiaries. The Internal Revenue Service ("IRS") may attempt to challenge the amount of this net operating loss in the event of a future tax audit. Management believes, based in part upon the views of its tax advisors, that its net operating loss calculations are reasonable and that it is reasonable to conclude that the Company's net operating losses would be available for use by the Company. These tax loss attributes are currently fully reserved, for valuation purposes, on the Company's financial statements. The amount of the deferred asset considered realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

         The Company's net operating tax loss carryforwards will expire, if not used, in the following approximate amounts in the following years (dollars in thousands):

                   Year Ending       Amount of Carryforwards
                   December 31,             Expiring
                   -----------       -----------------------
                        1999           $    203,868
                        2000                253,098
                        2001                155,806
                        2002                142,982
                        2003                 60,849
                        2004                 69,947
                        2005                106,225
                        2006                 92,355
                        2007                 89,790
                        2008                 31,688
                        2009                 39,689
                        2010                 23,600
                        2011                 19,755
                        2012                 38,255

         The   Company's   ability  to  utilize  its  net   operating  tax  loss
carryforwards would be substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. In an effort to reduce the risk of an ownership change, DHC has imposed restrictions on the ability of holders of five percent or more of common stock of DHC, par value $0.10 per share ("Common Stock") to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by DHC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or to convert into Common Stock) might result in an ownership change under the Internal Revenue Code. See Note 11 of the Notes to the Consolidated Financial Statements for a description of certain restrictions on the transfer of Common Stock.

YEAR 2000 COMPLIANCE

         The Company has undertaken a review of its systems for "year 2000" compliance at both the holding company and subsidiary levels. DHC has completed an assessment of its hardware and software systems and has contacted the third party vendors that it believes are critical to its operations. DHC has developed a budget for bringing its systems into compliance and does not anticipate that it will be required to make material expenditures. Although DHC expects that it will be year 2000 compliant prior to the end of 1999 and has received assurances from its third party vendors that they will be year 2000 compliant, DHC is currently developing a contingency plan in the event that those assumptions are incorrect.

         NAICC is highly dependent on electronic data processing and information systems in its operations. NAICC believes that its hardware and operating system software are year 2000 compliant. NAICC also believes that it has identified substantially all of the application software programs which require modification in order to become year 2000 compliant and has a formal plan to correct and test the programs affected by the conversion of a two-digit year to a four-digit year. NAICC has completed and tested the modifications to its insurance applications and believes that they are year 2000 compliant. All non-insurance applications (e.g. e-mail software, accounting software, and report archiving software) are expected to be upgraded and year 2000 compliant by the second quarter of 1999.

         NAICC has identified the third parties material to its operations and is continuing to monitor and, in the case of certain material third parties, has been able to test its interface to the external systems of its third-party business associates and believes that they are year 2000 compliant.

         NAICC believes that it does not currently issue any insurance policies with coverages under which claims for year 2000 related losses or damages could be successfully asserted. Management does not believe that material risk exists that such claims will be made on previous policies.

         NAICC is utilizing internal and external resources to meet its deadlines for year 2000 modifications. The costs of year 2000 related efforts were $200,000 for the year ended December 31, 1998. Remediation costs are expected to total $150,000 during 1999. Due to the complexities of estimating the cost of modifying all applications to become year 2000 compliant and the difficulties in assessing third-party vendor's ability to become year 2000 compliant, estimates are subject to and are likely to change

         The management of NAICC believes that its electronic data processing and information systems will be year 2000 compliant. However, should any material system fail to correctly process information due to the century change, operations could be interrupted and this could have a material adverse effect on NAICC's results of operations.

STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

         This Item 1 to the Report on Form 10-K, together with Items 2, 3, 7, and 8, contain forward-looking statements, including statements concerning plans, capital adequacy, adequacy of reserves, utilization of tax losses, year 2000 compliance, goals, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "believes", "anticipates", "expects", "intends", "plans" and other similar expressions. All such statements represent only current estimates or expectations as to future results and are subject to risks and uncertainties which could cause actual results to materially differ from current estimates or expectations. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" in Item 7 for further information concerning certain of those risks and uncertainties.

                                   EMPLOYEES

         As of December 31, 1998, the number of employees of DHC and its consolidated subsidiaries was approximately as follows:

                    NAICC                              143
                    DHC (holding company only)          12
                                                       ---
                                                 Total 155

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         Not applicable.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         "Stock Market Prices" on page 26 of DHC's 1998 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA.

         "Selected Consolidated Financial Data" on page 2 of DHC's 1998 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 8 of DHC's 1998 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         "Market Risk" on pages 5 through 7 of DHC's 1998 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of DHC and its subsidiaries, together with the Notes thereto, and "Quarterly Financial Data," included on pages 9 through 12, 13 through 24, and 26, respectively, of DHC's 1998 Annual Report to Stockholders (included as an exhibit hereto), are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.

         The Directors of DHC are listed on the following pages with brief statements of their principal occupations and other information. A listing of the Directors' and officers' beneficial ownership of Common Stock appears on subsequent pages under the heading "Item 12. Security Ownership of Certain
Beneficial Owners and Management." All of the Directors, other than William W. Palmer, who was appointed by the other Directors on September 15, 1998 following the Annual Meeting of Stockholders, were elected to their present terms of office by the stockholders at the Annual Meeting of Stockholders of DHC held on September 15, 1998. The term of office of each Director continues until the election of Directors to be held at the next Annual Meeting of Stockholders or until his successor has been elected. There is no family relationship between any Director and any other Director or executive officer of DHC. The information set forth below concerning the Directors has been furnished by such Directors to DHC.
                                                                      DIRECTOR
DIRECTOR                 AGE       PRINCIPAL OCCUPATION                 SINCE
--------                 ---       --------------------                 -----

Martin J. Whitman        74        Chairman of the Board                1990
                                   and Chief Executive Officer of DHC

David M. Barse           36        President and Chief                  1996
                                   Operating Officer of DHC

Eugene M. Isenberg       69        Chairman of the Board and            1990
                                   Chief Executive Officer of
                                   Nabors Industries, Inc.

Joseph F. Porrino        54        Counsellor to the President of the   1990
                                   New School for Social Research

Frank B. Ryan            62        Professor of Mathematics at          1990
                                   Rice University

Wallace O. Sellers       69        Vice Chairman and Director of        1995
                                   Enhance Financial Services
                                   Group, Inc.

Anthony G. Petrello      44        President and Chief Operating        1996
                                   Officer of Nabors Industries, Inc.

Stanley J.  Garstka      55        Deputy  Dean and Professor in the    1996
                                   Practice of Management at Yale
                                   University  School of Management

Timothy C. Collins       42        Chief  Executive Officer and Senior  1996
                                   Managing  Director of Ripplewood
                                   Holdings LLC

William W. Palmer        37        Chief  of  Staff  and  General       1998
                                   Counsel  to  the  Commissioner
                                   for  the California Department
                                   of Insurance

         Mr. Whitman is the Chairman of the Board, Chief Executive Officer and a Director of DHC. Since 1974, Mr. Whitman has been the President and controlling stockholder of M.J. Whitman & Co., Inc. (now known as Martin J. Whitman & Co., Inc.) ("MJW&Co") which, until August 1991, was a registered broker-dealer. From August 1994 to December 1994, Mr. Whitman served as the Managing Director of M.J. Whitman, L.P. ("MJWLP"), then a registered broker-dealer which succeeded to the broker-dealer business of MJW&Co. Since January 1995, Mr. Whitman has served as the Chairman and Chief Executive Officer (and, until June 1995, as President) of M. J. Whitman, Inc. ("MJW"), which succeeded at that time to MJWLP's broker-dealer business. Also since January 1995, Mr. Whitman has served as the Chairman and Chief Executive Officer of M.J. Whitman Holding Corp. ("MJWHC"), the parent of MJW and other affiliates. Since March 1990, Mr. Whitman has been the Chairman of the Board, Chief Executive Officer and a Trustee (and, from January 1991 to May 1998, the President) of Third Avenue Trust and its predecessor, Third Avenue Value Fund, Inc. (together with its predecessor, "Third Avenue Trust"), an open-end management investment company registered under the Investment Company Act of 1940 and containing four investment series of which he is a trustee, and EQSF Advisers, Inc. ("EQSF"), Third Avenue Trust's investment adviser (of which he was President until February 1998). Until April 1994, Mr. Whitman also served as the Chairman of the Board, Chief Executive Officer and a Director of Equity Strategies Fund, Inc., previously a registered investment company. Mr. Whitman is a Managing Director of Whitman Heffernan Rhein & Co., Inc. ("WHR"), an investment and financial advisory firm which he helped to found during the first quarter of 1987 and which ceased operations in December, 1996. Since March 1991, Mr. Whitman has served as a Director of Nabors Industries, Inc. ("Nabors"), a publicly-traded oil and gas drilling company listed on the American Stock Exchange ("AMEX"). Since August, 1997, Mr. Whitman has served as a director of Tejon Ranch Co., an agricultural and land management company listed on the New York Stock Exchange ("NYSE"). From March 1993 through February 1996, Mr. Whitman served as a director of Herman's Sporting Goods, Inc., a retail sporting goods chain, which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on April 26, 1996. Mr. Whitman also serves as a Director of the Company's subsidiaries, including National American Insurance Company of California ("NAICC") and KCP Holding Company ("KCP"). Mr. Whitman co-authored the book THE AGGRESSIVE CONSERVATIVE INVESTOR. Mr. Whitman's second book, VALUE INVESTING: A BALANCED APPROACH, is expected to be in bookstores on April 16, 1999. Mr. Whitman is a Distinguished Faculty Fellow in Finance at the Yale University School of Management ("Yale School of Management"). Mr. Whitman graduated from Syracuse University magna cum laude in 1949 with a Bachelor of Science degree and received his Masters degree in Economics from the New School for Social Research in 1956. Mr. Whitman is a Chartered Financial Analyst.

         Mr. Barse has been the President, Chief Operating Officer and a Director of DHC since July 1996 and a director of NAICC since August 1996. Since June 1995, Mr. Barse has been the President of each of MJW and MJWHC. From April 1995 until May 1998 and February 1998, respectively, he was an Executive Vice President and Chief Operating Officer of Third Avenue Trust and EQSF, at which times he assumed the position of President. Mr. Barse joined the predecessors of MJW and MJWHC in December 1991 as General Counsel. Mr. Barse was previously an attorney with the law firm of Robinson Silverman Pearce Aronsohn & Berman LLP. Mr. Barse received a Bachelor of Arts in Political Science from George Washington University in 1984 and a Juris Doctor from Brooklyn Law School in 1987.

         Mr. Isenberg, since 1987, has been Chairman and Chief Executive Officer of Nabors. Beginning in 1996, Mr. Isenberg commenced his term as a Governor of the AMEX. From 1969 to 1982, Mr. Isenberg was Chairman of the Board and principal stockholder of Genimar Inc., a steel trading and building products manufacturing company. From 1955 to 1968, Mr. Isenberg was employed in various management capacities with the Exxon Corp. Mr. Isenberg graduated from the University of Massachusetts in 1950 with a Bachelor of Arts degree in Economics and from Princeton University in 1952 with a Masters degree in Economics.

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

         Dr. Ryan, since August 1990, has been a Professor of Mathematics at Rice University (currently on leave). Since November, 1996, Dr. Ryan has served as a Director of Siena Holdings, Inc., a real estate and health management company, the capital stock of which is traded over-the-counter. Since March 1996, Dr. Ryan has served as a Director of Texas Micro Inc., a computer systems company, the capital stock of which is traded on NASDAQ. Until 1998, Dr. Ryan served as a Director of America West Airlines, Inc., a publicly-traded company listed on the NYSE, and now continues as an advisory director. From August 1990 to February 1995, Dr. Ryan also served as Vice President-External Affairs at Rice University. For two years ending August 1990, Dr. Ryan was the President and Chief Executive Officer of Contex Electronics Inc., a subsidiary of Buffton Corporation, the capital stock of which is publicly traded on the AMEX. Prior to that, and beginning in 1977, Dr. Ryan was a Lecturer in Mathematics at Yale University, where he was also the Associate Vice President in charge of institutional planning. Dr. Ryan obtained a Bachelor of Arts degree in Physics in 1958 from Rice University, a Masters degree in Mathematics from Rice in 1961, and a Doctorate in Mathematics from Rice in 1965.

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

         Mr. Palmer has been the Chief of Staff and General Counsel to the Commissioner for the California Department of Insurance (the "Commissioner") since March 1998. Mr. Palmer is also the Chief Executive Officer of the California Conservation and Liquidation Office, where he oversees the management of 69 insurance companies with combined assets exceeding $1.6 billion that have been conserved or liquidated by the Commissioner. From January 1, 1995 to March 1998, Mr. Palmer was Chief Counsel to the Department of Insurance. Prior to January 1, 1995, Mr. Palmer was in private practice as an attorney with Farmer & Murphy. Mr. Palmer received a Bachelor of Arts degree in History and Political Science from the University of California, Los Angeles in 1985 and a Juris Doctor from the University of the Pacific, McGeorge School of Law in 1989.

EXECUTIVE OFFICERS.

         The executive officers of DHC are as follows:

NAME                AGE                 PRINCIPAL POSITION WITH REGISTRANT
----                ---                 ----------------------------------

Martin J. Whitman   74                  Chairman of the Board, Chief
                                        Executive Officer and a Director

David M. Barse      36                  President, Chief Operating Officer
                                        and a Director

Michael T. Carney   45                  Chief Financial Officer and Treasurer

Ian M. Kirschner    43                  General Counsel and Secretary

         For additional information about Messrs. Whitman and Barse, see "Directors" above.

         Mr. Carney was the Chief Financial Officer ("CFO") of DHC from August 1990 until March 1996 and has been the CFO of the Company and a director of NAICC since August 1996. Since 1990, Mr. Carney has served as Treasurer and CFO of Third Avenue Trust and EQSF and, since 1989, as CFO of MJW&Co., and MJW and MJWHC and their predecessors. From 1990 through April 1994, Mr. Carney also served as CFO of Carl Marks Strategic Investments, L.P.; from 1989 through December, 1996 Mr. Carney served as CFO of WHR; and from 1989 through April 1994, Mr. Carney served as Treasurer and CFO of Equity Strategies Fund, Inc. From 1988 to 1989, Mr. Carney was the Director of Accounting of Smith New Court, Carl Marks, Inc., and, from 1986 to 1988, Mr. Carney served as the Controller of Carl Marks & Co., Inc. Mr. Carney graduated from St. John's University in 1981 with a Bachelor of Science degree in Accounting.

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

         To DHC's knowledge, based solely upon review of the copies of such reports furnished to DHC and written representations that no other reports were required, except for one Form 3 with respect to Mr. Palmer (not involving any transaction), all Section 16(a) filing requirements applicable to DHC's officers, Directors and greater than ten percent beneficial owners were complied with for the fiscal year ended December 31, 1998.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table presents certain information relating to compensation paid by DHC for services rendered in 1998 by the Chief Executive Officer. No other executive officers of DHC had cash compensation for such year in excess of $100,000. Only those columns which call for information applicable to DHC or the individual named for the periods indicated have been included in such table.


                                                                 Long Term
                                                                 Compensation
                                                                   Awards
                                      Annual Compensation        Securities
                                    -----------------------      Underlying          All Other
Name and Principal Position  Year   Salary a ($)  Bonus ($)       Options (#)      Compensation ($)
---------------------------------------------------------------------------------------------------
Martin J. Whitman            1998    $ 200,000      -0-             -0-                 -0-
                             ----------------------------------------------------------------------
Chairman of the Board &
Chief Executive Officer      1997    $ 200,000      -0-             -0-                 -0-
                             ----------------------------------------------------------------------
                             1996    $ 200,000      -0-             -0-                 -0-
---------------------------------------------------------------------------------------------------



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

         The following table presents certain information relating to the value of unexercised stock options as of the end of 1998, on an aggregated basis, owned by the named executive officer of DHC as of the last day of the fiscal year. Such officer did not exercise any of such options during 1998. Only those tabular columns which call for information applicable to DHC or the named individual have been included in such table.


                     Number of Securities          Value of Unexercised in-the-
                    Underlying Unexercised              Money Options at
                 Options at Fiscal Year-End (#)        Fiscal Year-End ($)
                 ---------------------------------------------------------------
Name             Exercisable  Unexercisable        Exercisable   Unexercisable
--------------------------------------------------------------------------------
Martin J. Whitman  210,000           -0-            $118,125           -0-
--------------------------------------------------------------------------------

------------
(a) Amounts shown indicate cash compensation earned and received by executive officers in the year shown. Executive officers also participate in DHC group health insurance.

COMPENSATION OF DIRECTORS

         During 1998, each Director who was not an officer or employee of the Company or its subsidiaries received compensation of $2,500 for each Board meeting attended, whether in person or by telephone. For attendance at Board meetings during 1998, each of Mr. Porrino, Dr. Ryan, and Mr. Garstka received $10,000 and each of Mr. Sellers, Mr. Isenberg, Mr. Petrello and Mr. Collins received $7,500, plus, in each case, reimbursement of reasonable expenses. Directors who are officers or employees of the Company or its subsidiaries receive no fees for service on the Board. No attendance fee is paid to any Directors with respect to any committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, none of the persons who served as members of the Compensation Committee of DHC's Board of Directors also was, during that year or previously, an officer or employee of DHC or any of its subsidiaries or had any other relationship requiring disclosure herein.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of Common Stock as of March 24, 1999 of (a) each Director, (b) each executive officer, and (c) each person known by DHC to own beneficially more than five percent of the outstanding shares of Common Stock. DHC believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares reflected as being beneficially owned by them.

                              Amount and Nature of
                              Beneficial Ownership           Percent of Class(1)
                              --------------------           -------------------
PRINCIPAL STOCKHOLDERS

Commissioner of Insurance           1,803,235 (2,3)                 11.6
  of the State of California
c/o William Palmer
Chief of Staff
Mission Insurance Companies' Trusts
3333 Wilshire Boulevard - 3rd Floor
Los Angeles, CA  90010

Martin J. Whitman                   2,321,941 (2,4,5,6)             14.7
c/o Danielson Holding Corporation
767 Third Avenue
New York, NY  10017-2023

James P. Heffernan                  1,372,980 (2,5,6)                8.7
RR 1, Box 31D
Millbrook, NY  12545


Whitman  Heffernan & Rhein Workout
  Fund, L.P.
c/o WHR Management Company, L.P.
RR 1, Box 31D
Millbrook, NY  12545                1,054,996 (2)                    6.8

----------

Third Avenue Value Fund              803,669 (2)                  5.2
767 Third Avenue
New York, NY  10017-2023


OFFICERS AND DIRECTORS

Martin J. Whitman                  2,321,941 (2,4,5,6)           14.7

David M. Barse                        74,999 (7)                  *

Joseph F. Porrino                     56,667 (8)                  *

Frank B. Ryan                         48,667 (8)                  *

Eugene M. Isenberg                    69,924 (9)                  *

Wallace O. Sellers                    50,000 (10)                 *

Anthony G. Petrello                   26,666 (11)                 *

Stanley J. Garstka                    37,674 (11)                 *

Timothy C. Collins                    26,666 (11)                 *

William W. Palmer                          0                      *

Michael Carney                        64,999 (12)                 *

Ian M. Kirschner                       8,999 (13)                 *

All Officers and Directors
   as a Group (12 persons)         2,787,202 (14)              17.2

----------
* Percentage of shares beneficially owned does not exceed one percent of the outstanding Common Stock.

(1) Share percentage ownership is rounded to nearest tenth of one percent and reflects the effect of dilution as a result of outstanding options to the extent such options are, or within 60 days will become, exercisable. As of March 24, 1999 (the date as of which this table was prepared), there were exercisable options outstanding to purchase 1,333,379 shares of Common Stock. Shares underlying any option which was exercisable on March 24, 1999 or becomes exercisable within the next 60 days are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option.

(2) In accordance with provisions of DHC's Certificate of Incorporation, all certificates representing shares of Common Stock beneficially owned by holders of five percent or more of Common Stock are owned of record by DHC, as escrow agent, and are physically held by DHC in that capacity.

(3) Beneficially owned by the Commissioner of Insurance of the State of California in his capacity as trustee for the benefit of holders of certain deficiency claims against certain trusts which assumed liabilities of certain present and former insurance subsidiaries of DHC.

(4) Includes 803,669 shares beneficially owned by Third Avenue Value Fund ("TAVF"), an investment company registered under the Investment Company Act of 1940; 104,481 shares beneficially owned by Martin J. Whitman & Co., Inc. ("MJW&Co"), a private investment company; and 73,558 shares beneficially owned by Mr. Whitman's wife and three adult family members. Mr. Whitman controls the investment adviser of TAVF, and may be deemed to own beneficially a five percent equity interest in TAVF. Mr. Whitman is the principal stockholder in MJW&Co, and may be deemed to own beneficially the shares owned by MJW&Co. Mr. Whitman disclaims beneficial ownership of the shares of Common Stock owned by TAVF and Mr. Whitman's family members.

(5) Includes 1,054,996 shares of Common Stock beneficially owned by Whitman Heffernan & Rhein Workout Fund, L.P. ("WHR Fund"), an investment limited partnership. Each of Messrs. Whitman and Heffernan is a general partner of the partnership that is the general partner of WHR Fund. Each disclaims beneficial ownership of the shares owned by the WHR Fund.

(6) Includes shares underlying currently exercisable options to purchase an aggregate of 210,000 shares of Common Stock at an exercise price of $3.00 per share.

(7) Includes shares underlying options to purchase an aggregate of 41,666 shares of Common Stock at an exercise price of $5.6875 per share and 33,333 shares of Common Stock at an exercise price of $7.0625 per share, which are currently exercisable or become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 8,334 shares of Common Stock at an exercise price of $5.6875 per share, 16,667 shares of Common Stock at an exercise price of $7.0625 per share or 50,000 shares of Common Stock at an exercise price of $3.65625 per share which are not currently exercisable nor become exercisable within the next 60 days.

(8) Includes shares underlying currently exercisable options to purchase an aggregate of 46,667 shares of Common Stock at an exercise price of $3.63 per share.

(9) Includes 20,088 shares owned by Mentor Partnership, a partnership controlled by Mr. Isenberg, and 28 shares owned by Mr. Isenberg's wife. Also includes shares underlying currently exercisable options to purchase an aggregate of 46,666 shares of Common Stock at an exercise price of $3.63 per share.

(10) Includes shares underlying currently exercisable options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $7.00 per share.

(11) Includes shares underlying currently exercisable options to purchase an aggregate of 26,666 shares of Common Stock at an exercise price of $5.50 per share. Does not include shares underlying options to purchase an aggregate of 13,334 shares of Common Stock at an exercise price of $5.50 per share which are not currently exercisable nor become exercisable within the next 60 days.

(12) Includes shares underlying options to purchase an aggregate of 41,666 shares of Common Stock at an exercise price of $5.6875 per share and 23,333 shares of Common Stock at an exercise price of $7.0625 per share, which are currently exercisable or become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 8,334 shares of Common Stock at an exercise price of $5.6875 per share, 11,667 shares of Common Stock at an exercise price of $7.0625 per share or 35,000 shares of Common Stock at an exercise price of $3.65625 per share which are not currently exercisable nor become exercisable within the next 60 days.

(13) Includes shares underlying currently exercisable options to purchase an aggregate of 4,166 shares of Common Stock at an exercise price of $5.6875 per share and 3,333 shares of Common Stock at an exercise price of $7.0625 per share. Does not include shares underlying options to purchase an aggregate of 834 shares of Common Stock at an exercise price of $5.6875 per share, 1,667 shares of Common Stock at an exercise price of $7.0625 per share or 10,000 shares of Common Stock at an exercise price of $3.65625 per share which are not currently exercisable nor become exercisable within the next 60 days.

(14) In calculating the percentage of shares owned by officers and Directors as a group, the shares of Common Stock underlying all options which are beneficially owned by officers and Directors and which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.

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

                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  The following documents are filed as a part of this Report:

              (1) Financial Statements -- see Index to Consolidated Financial Statements and Financial Statement Schedules appearing on Page F-1.

              (2) Financial Statement Schedules -- see Index to Consolidated Financial Statements and Financial Statement Schedules appearing on Page F-1.

              (3)   Exhibits:


EXHIBIT NO.(1)       NAME OF EXHIBIT
--------------       ---------------

                     ORGANIZATIONAL DOCUMENTS:

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

                     MATERIAL   CONTRACTS--EXECUTIVE   COMPENSATION   PLANS  AND
                     ARRANGEMENTS:

10.4 * 1990 Stock Option Plan. (Filed with Report on Form 8-K dated September 4, 1990, Exhibit 10.8.)

10.5 * 1995 Stock and Incentive Plan. (Included as Exhibit A to Proxy Statement filed on March 30, 1995.)


---------------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

* Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                    ANNUAL REPORT TO SECURITY-HOLDERS:

13.1 1998 Annual Report of Danielson Holding Corporation. (To be included herewith at page 38.)

                    SUBSIDIARIES:

21 * Subsidiaries of Danielson Holding Corporation. (Filed with Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit 21.)

         (b) During the quarter ended December 31, 1998 for which this Report is filed, DHC filed no reports on Form 8-K.

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


                                     DANIELSON HOLDING CORPORATION
                                               (Registrant)



                                     By /s/ Martin J. Whitman
                                       ---------------------------------------
                                            Martin J. Whitman
                                            Chairman and Chief Executive Officer


Date:    March 26, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Danielson Holding Corporation and in the capacities and on the dates indicated.


Date:    March 26, 1999         By /s/ MARTIN J. WHITMAN
                                  ----------------------------------------------
                                       Martin J. Whitman
                                       Chairman of the Board and Chief
                                       Executive Officer and a Director


Date:    March 26, 1999        By  /s/ DAVID M. BARSE
                                  ----------------------------------------------
                                       David M. Barse
                                       President and Chief Operating Officer
                                       and a Director


Date:    March 26, 1999        By  /s/ MICHAEL T. CARNEY
                                  ----------------------------------------------
                                       Michael T. Carney
                                       Chief Financial Officer


Date:    March 26, 1999        By  /s/ JOSEPH F. PORRINO
                                  ----------------------------------------------
                                       Joseph F. Porrno
                                       Director


Date:    March 26, 1999        By  /s/ FRANK B. RYAN
                                  ----------------------------------------------
                                       Frank B. Ryan
                                       Director


Date:    March 26, 1999        By  /s/ EUGENE M. ISENBERG
                                  ----------------------------------------------
                                       Eugene M. Isenberg
                                       Director

Date:    March 26, 1999        By  /s/ WALLACE O. SELLERS
                                  ----------------------------------------------
                                       Wallace O. Sellers
                                       Director

Date:    March 26, 1999        By  /s/ ANTHONY G. PETRELLO
                                  ----------------------------------------------
                                       Anthony G. Petrello
                                       Director


Date:    March 26, 1999        By  /s/ STANLEY J. GARSTKA
                                  ----------------------------------------------
                                       Stanley J. Garstka
                                       Director


Date:    March 26, 1999        By  /s/ TIMOTHY C. COLLINS
                                  ----------------------------------------------
                                       Timothy C. Collins
                                       Director


Date:    March 26, 1999        By  /s/ WILLIAM W. PALMER
                                  ----------------------------------------------
                                       William W. Palmer
                                       Director


                          DANIELSON HOLDING CORPORATION

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                             Page Number
                                                                                             -----------

Independent Auditors' Report...................................................................  F-2
Danielson Holding Corporation and Consolidated Subsidiaries:
 Statements of Operations - For the years ended December 31, 1998, 1997 and 1996...............   *
 Balance Sheets - December 31, 1998 and 1997...................................................   *
 Statements of Stockholders' Equity - For the years ended December 31, 1998, 1997 and 1996        *
 Statements of Cash Flows - For the years ended December 31, 1998, 1997 and 1996...............   *
 Schedule I  -    Summary of Investments - Other than Investments in Related Parties...........   S-1
 Schedule II -    Condensed Financial Information of the Registrant............................  S-2-4
 Schedule IV -    Reinsurance..................................................................   S-5
 Schedule V  -    Valuation and Qualifying Accounts............................................   S-6
 Schedule III -   Supplemental Information Concerning Property-Casualty
  and VI          Insurance Operations.........................................................   S-7


  Schedules other than those listed above are omitted because either they are not applicable or not required or the information required is included in the Company's Consolidated Financial Statements.

----------
  *   Incorporated by reference to DHC's 1998 Annual Report to Stockholders.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Danielson Holding Corporation:



         Under date of March 5, 1999, we reported on the consolidated balance sheets of Danielson Holding Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

         In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                       /s/ KPMG  LLP
                                       ----------------------------------------
                                           KPMG  LLP


New York, New York
March 5, 1999

                                                                      SCHEDULE I


                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
               SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN
                                 RELATED PARTIES

                                 (In thousands)

                                                DECEMBER 31, 1998
                                   -------------------------------------------
                                      Cost or      Fair    Amount Reflected on
                                   Amortized Cost  Value      Balance Sheet
                                   --------------  -----   -------------------
Fixed maturities classified as
  available-for-sale:

    U.S. Government/Agency         $ 35,583      $ 36,404      $ 36,404
    Mortgage-backed                  47,352        47,821        47,821
    Corporate                        29,196        30,458        30,458
                                   --------      --------      --------

      Total fixed maturities        112,131       114,683       114,683
                                   --------      --------      --------


Equity securities:

    Common stocks                    20,129        16,889        16,889
                                   --------      --------      --------

      Total equity securities        20,129        16,889        16,889
                                   --------      --------      --------


Short term investments                3,287         3,287         3,287
                                   --------      --------      --------

         Total investments         $135,547      $134,859      $134,859
                                   ========      ========      ========

                                                                     SCHEDULE II

                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              (Parent Company Only)

                            STATEMENTS OF OPERATIONS
                                 (In thousands)


                                               FOR THE YEARS ENDED DECEMBER 31,
                                                 1998       1997       1996
                                               -------    -------    -------
REVENUES:

    Net investment income                      $   429    $   538    $   534

    Net realized investment gains (losses)          --          2         (1)
                                               -------    -------    -------

       TOTAL REVENUES                              429        540        533
                                               -------    -------    -------

EXPENSES:

    Employee compensation and benefits           1,177      1,170      1,201

    Professional fees                              427        426        288

    Expenses in connection with terminated
         proposed acquisition                       --         --      1,849

    Nonrecurring compensation                       --         --        820

    Other general and administrative fees          611        615        684
                                               -------    -------    -------

       TOTAL EXPENSES                            2,215      2,211      4,842
                                               -------    -------    -------

Loss before provision for
    income taxes                                (1,786)    (1,671)    (4,309)

Income tax provision                                25         26          3
                                               -------    -------    -------

Loss before equity in net income of
    subsidiaries                                (1,811)    (1,697)    (4,312)

Equity in net income (loss) of subsidiaries      4,112      6,286     (3,807)
                                               -------    -------    -------


NET INCOME (LOSS)                              $ 2,301    $ 4,589    $(8,119)
                                               =======    =======    =======

                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              (Parent Company Only)

                                 BALANCE SHEETS
             (In thousands, except share and per share information)

                                                                               DECEMBER 31,
                                                                      ---------------------------
                                                                         1998              1997
                                                                      ---------          --------
ASSETS:

   Cash                                                               $      45          $     47
   Fixed maturities:
     Available-for-sale at fair value
       (Cost:  $6,684 and $8,618 )                                        6,713             8,617
   Short term investments, at cost which approximates
       fair value                                                            40                62
                                                                      ---------          --------

         TOTAL CASH AND INVESTMENTS                                       6,798             8,726

     Investment in subsidiaries                                          56,500            55,366
     Accrued investment income                                               60                62
     Other assets                                                           208               166
                                                                      ---------          --------

         TOTAL ASSETS                                                 $  63,566          $ 64,320
                                                                      =========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

     Other liabilities                                                $     293          $    400
                                                                      ---------          --------

         TOTAL LIABILITIES                                                  293               400

     Preferred Stock ($0.10 par value; authorized 10,000,000
       shares; none issued and outstanding)                                  --                --
     Common  Stock  ($0.10  par  value;  authorized  20,000,000 shares;  issued 15,586,994 shares ; outstanding 15,576,276
       shares and 15,576,287 shares)                                      1,559             1,559
     Additional paid-in capital                                          46,673            46,673
     Accumulated other comprehensive income (loss)                         (688)            2,260
     Retained earnings                                                   15,795            13,494
     Treasury stock (Cost of 10,718 shares and 10,707  shares)              (66)              (66)
                                                                      ---------          --------

         TOTAL STOCKHOLDERS' EQUITY                                      63,273            63,920
                                                                      ---------          --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  63,566          $ 64,320
                                                                      =========          ========

                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1998        1997        1996
                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $  2,301    $  4,589    $ (8,119)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
   Net realized investment (gains) losses                    --          (2)          1
   Change in accrued investment income                        2          69          45
   Depreciation and amortization                           (252)        (57)        (60)
   Equity in net (income) loss of subsidiaries           (4,112)     (6,286)      3,807
   Increase (decrease) in accrued expenses                 (132)       (411)        502
   Other, net                                               (13)         56           9
                                                       --------    --------    --------
     Net cash used in operating activities               (2,206)     (2,042)     (3,815)
                                                       --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments purchased:
   Fixed income maturities available-for-sale           (11,215)     (8,001)    (10,584)
Proceeds from sales:
   Fixed income maturities available-for-sale             3,412         951       5,542
Investments, matured or called
   Fixed income maturities available-for-sale            10,037       5,562       8,585
   Purchases of property and equipment                      (52)         --          --
   Net proceeds from sale of Danielson Trust Company                              2,968

     Net cash provided by (used in)
       investing activities                                  --          --          --
                                                       --------    --------    --------
                                                          2,182      (1,488)      6,511
                                                       --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options
     to purchase Common Stock                                --         671          --
   Retirement of stock options                               --        (107)         --
   Change in receivable from subsidiary                      --          --         353
   Additional capital contributed to subsidiaries            --          --        (458)
                                                       --------    --------    --------
     Net cash provided by
        (used in) financing activities                       --         564        (105)
                                                       --------    --------    --------
Net increase (decrease) in cash and
     short term investments                                 (24)     (2,966)      2,591
Cash and short term investments at
     beginning of year                                      109       3,075         484
                                                       --------    --------    --------
CASH AND SHORT TERM INVESTMENTS AT
     END OF YEAR                                       $     85    $    109    $  3,075
                                                       ========    ========    ========


                                                                                                                     SCHEDULE IV

                                                  DANIELSON HOLDING CORPORATION
                                                           REINSURANCE
                                                         (in thousands)
                                                                                                                      PERECENTAGE
                                                                 CEDED EARNED       ASSUMED EARNED                     OF AMOUNT
                                          GROSS EARNED            TO OTHER            FROM OTHER       NET EARNED       ASSUMED
                                             AMOUNT               COMPANIES           COMPANIES          AMOUNT         TO NET
                                           ----------            ----------          ----------        ----------      --------
YEAR ENDED DECEMBER 31, 1998:

Property and liability
    insurance premiums                    $    65,861           $    10,450         $        --       $    55,411            --
                                           ==========            ==========          ==========        ==========      ========


Year Ended December 31, 1997:

Property and liability
    insurance premiums                    $    64,745           $    11,676         $        --       $    53,069            --
                                           ==========            ==========          ==========        ==========      ========


Year Ended December 31, 1996:

Property and liability
    insurance premiums                    $    52,066           $    15,441         $        --       $    36,625            --
                                           ==========            ==========          ==========        ==========      ========


                                                                                                                      SCHEDULE V

                                                  DANIELSON HOLDING CORPORATION
                                                VALUATION AND QUALIFYING ACCOUNTS
                                                         (in thousands)



                                                                             ADDITIONS
                                                               ------------------------------------
                                            BALANCE AT         CHARGED TO COSTS        CHARGED TO                      BALANCE AT
                                        BEGINNING OF PERIOD      AND EXPENSES        OTHER ACCOUNTS     DEDUCTIONS    END OF PERIOD
                                        -------------------      ------------        --------------     ----------    -------------
Allowance for premiums
    and fees receivable

For the year ended December 31,
                           1996             $       153           $        66          $        43        $    32          $  230
                                            ===========           ===========          ===========        =======          ======
                           1997             $       230           $        53          $        20        $   124          $  179
                                            ===========           ===========          ===========        =======          ======
                           1998             $       179           $        29          $        --        $    72          $  136
                                            ===========           ===========          ===========        =======          ======

Allowance for uncollectable
    reinsurance on paid losses

For the year ended December 31,

                           1996             $       388           $        --          $        --        $   72           $  316
                                            ===========           ===========          ===========        =======          ======
                           1997             $       316           $        65          $        --        $    7           $  374
                                            ===========           ===========          ===========        =======          ======
                           1998             $       374           $        --          $        --        $   --           $  374
                                            ===========           ===========          ===========        =======          ======

Allowance for uncollectable
    reinsurance on unpaid losses

For the year ended December 31,

                           1996             $       425           $        --          $        --        $   --           $  425
                                            ===========           ===========          ===========        =======          ======
                           1997             $       425           $        74          $        --        $   --           $  499
                                            ===========           ===========          ===========        =======          ======
                           1998             $       499           $        60          $        --        $   --           $  559
                                            ===========           ===========          ===========        =======          ======


                                                                                                            SCHEDULES III AND VI
                                                  DANIELSON HOLDING CORPORATION
                                                    SUPPLEMENTAL INFORMATION
                                        CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                                         (in thousands)
                                                                                              OTHER
        AFFILIATION          DEFERRED    RESERVES FOR UNPAID   DISCOUNT FROM              POLICY CLAIMS
           WITH            ACQUISITION   CLAIMS AND CLAIM      RESERVES FOR     UNEARNED   AND BENEFITS      NET EARNED  INVESTMENT
        REGISTRANT            COSTS     ADJUSTMENT EXPENSES    UNPAID CLAIMS    PREMIUMS     PAYABLE         PREMIUMS      INCOME
        ----------            -----     -------------------    -------------    --------     -------         --------      ------
       Consolidated
     Property-Casualty
         Entities:

  AS OF AND FOR THE YEAR
      ENDED 12/31/98         $  2,381       $     95,653        $       --      $  13,705           --       $  55,411   $    7,745
                             ========       ============        ==========      =========    =========       =========    =========

  As of and for the year
      ended 12/31/97         $  1,550       $    105,947        $       --      $  10,249           --       $  53,069   $    9,272
                             ========       ============        ==========      =========    =========       =========    =========

  As of and for the year
      ended 12/31/96         $    957       $    120,651        $       --      $   8,294           --       $  36,625   $   10,121
                             ========       ============        ==========      =========    =========       =========    =========
====================================================================================================================================

                                       CLAIMS AND CLAIM
             AFFILIATION              ADJUSTMENT EXPENSES        AMORTIZATION       OTHER         PAID CLAIMS
                WITH                  INCURRED RELATED TO        OF DEFERRED      OPERATING        AND CLAIM           NET WRITTEN
             REGISTRANT         CURRENT YEAR     PRIOR YEARS  ACQUISITION COSTS    EXPENSES    ADJUSTMENT EXPENSES      PREMIUMS
             ----------         ------------     -----------  -----------------    --------    -------------------      --------
            Consolidated
          Property-Casualty
              Entities:

       AS OF AND FOR THE YEAR
           ENDED 12/31/98        $  39,131       $      --       $   9,899         $   3,401       $   47,427          $  58,880
                                 =========       =========       =========         =========       ==========          =========

       As of and for the year
           ended 12/31/97        $  37,142       $     940       $  10,063         $   3,278       $   49,425          $  55,760
                                 =========       =========       =========         =========       ==========          =========

       As of and for the year
           ended 12/31/96        $  26,979       $  10,120       $   6,239         $   3,668       $   56,691          $  36,136
                                 =========       =========       =========         =========       ==========          =========