Form 10-Q
period 1999-03-31
DANIELSON HOLDING CORP
filed 1999-05-17
CIK 225648

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from_____________________to______________

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
                                           Yes   X             No
                                                ----              ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at May 10, 1999
                -----                           ----------------------------
       Common Stock, $0.10 par value                 15,576,276 shares

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements.


                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (In thousands, except per share information)
                                   (Unaudited)



                                                                  For the Three Months Ended March 31,
                                                                     1999                      1998
                                                                 -----------               --------

Revenues:

     Gross premiums earned                                      $    15,363               $    16,956
     Ceded premiums earned                                           (2,869)                   (2,941)
                                                                  ---------                  --------
     Net premiums earned                                             12,494                    14,015

     Net investment income                                            1,906                     2,339
     Net realized investment gains                                       --                        37
     Other income                                                       185                       178
                                                                  ---------                  --------

         Total revenues                                              14,585                    16,569
                                                                  ---------                  --------

Losses and expenses:

     Gross losses and loss adjustment expenses                       10,609                    11,987
     Ceded losses and loss adjustment expenses                       (2,137)                   (2,054)
                                                                  ----------                 --------
     Net losses and loss adjustment expenses                          8,472                     9,933

     Policyholder dividends                                             279                       112
     Policy acquisition expenses                                      3,331                     3,317
     General and administrative expenses                              2,388                     2,357
                                                                  ---------                  --------

         Total losses and expenses                                   14,470                    15,719
                                                                  ---------                  --------

Income before provision for income taxes                                115                       850
Income tax provision                                                     14                        43
                                                                  ---------                  --------

Net income                                                       $      101                $      807
                                                                 ==========                ==========


Earnings per share of Common Stock :

Basic                                                            $      .01                $      .05
                                                                 ==========                ==========
Diluted                                                          $      .01                $      .05
                                                                 ==========                ==========


           See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (In thousands, except share and per share information)


                                                                           March 31, 1999         December 31,
                                                                           (Unaudited)               1998
Assets:
   Fixed maturities, available for sale at fair value
     (Cost: $114,733 and $112,131)                                           $   116,081         $   114,683
   Equity securities, at fair value (Cost: $20,129 and $20,129)                   16,104              16,889
   Short term investments, at cost which
       approximates fair value                                                     5,373               3,287
                                                                                --------           ---------

       Total investments                                                         137,558             134,859

   Cash                                                                               20                 870
   Accrued investment income                                                       1,533               1,427
   Premiums and fees receivable, net of allowances
       of $ 124 and $136                                                          10,310               9,972
   Reinsurance recoverable on paid losses, net of allowances
       of $374 and $374                                                            2,689               7,714
   Reinsurance recoverable on unpaid losses, net of
       allowances of $589 and $559                                                18,759              18,187
   Prepaid reinsurance premiums                                                    1,432               1,668
   Property and equipment, net of accumulated depreciation
       of $8,463 and $8,322                                                        1,942               1,930
   Deferred acquisition costs                                                      2,520               2,381
   Other assets                                                                    1,837               1,887
                                                                                --------           ---------

       Total assets                                                          $   178,600         $   180,895
                                                                              ==========          ==========

Liabilities and Stockholders' Equity:
   Unpaid losses and loss adjustment expenses                                $    92,607         $    95,653
   Unearned premiums                                                              14,351              13,705
   Policyholder dividends                                                            231                 181
   Reinsurance premiums payable                                                    4,147               2,143
   Funds withheld on ceded reinsurance                                             1,504               1,442
   Other liabilities                                                               4,375               4,498
                                                                                --------           ---------

       Total liabilities                                                         117,215             117,622

   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding)                                __                  __
   Common stock ($0.10 par value; authorized
       20,000,000 shares; issued 15,586,994 shares;
       outstanding 15,576,276 shares)                                              1,559               1,559
   Additional paid-in capital                                                     46,673              46,673
   Accumulated other comprehensive loss                                           (2,677)               (688)
   Retained earnings                                                              15,896              15,795
   Treasury stock (Cost of 10,718 shares)                                            (66)                (66)
                                                                                --------           ---------

       Total stockholders' equity                                                 61,385              63,273
                                                                                --------           ---------

       Total liabilities and stockholders' equity                            $   178,600         $   180,895
                                                                              ==========          ==========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                                                             Comprehensive
                                                                                                            Income (Loss) for the
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                         March 31, 1999                    1999             1998
                                                                         --------------                    -----            ----
Common stock
   Balance, beginning of year                                                  $1,559
                                                                                -----
   Balance, end of period                                                       1,559
                                                                                -----

Additional paid-in capital
   Balance, beginning of year                                                   46,673
                                                                                ------
   Balance, end of period                                                       46,673
                                                                                ------

Retained earnings
   Balance, beginning of year                                                   15,795
   Net income                                                                      101                 $    101          $   807
                                                                                ------                   ------            ------
   Balance, end of period                                                       15,896
                                                                                ------

Accumulated other comprehensive loss
   Balance, beginning of year                                                     (688)
   Net unrealized gain (loss) on available-for-sale securities (1)                                      (1,989)                 43
                                                                                                        -------            -------
   Other comprehensive income (loss)                                            (1,989)                 (1,989)                 43
                                                                                -------                 -------            -------
   Total comprehensive income (loss)                                                                  $ (1,888)            $   850
                                                                                                       ========             ======
   Balance, end of period                                                       (2,677)
                                                                                -------

Treasury stock
   Balance, beginning of year                                                      (66)
                                                                                -------
   Balance, end of period                                                          (66)
                                                                                -------

       Total stockholders' equity                                              $ 61,385
                                                                               ========
______________________________________________________________________________________________________________________

Common stock, shares
   Balance, beginning of year                                             15,586,994
                                                                          ----------
   Balance, end of period                                                 15,586,994
                                                                          ==========

Treasury stock, shares
   Balance, beginning of year                                                 10,718
                                                                              ------
   Balance, end of period                                                     10,718
                                                                              ======

(1)  Disclosure of reclassification amount:                    1999                   1998
                                                               ----                   ----
              Unrealized holding gains (losses)
                Arising during the period                 $  (1,989)                  $ 80
              Less: reclassification adjustment
                 for loss included in net income                 --                    (37)
                                                              -----                   ----
      Net unrealized gains (losses) on securities         $  (1,989)                  $ 43
                                                             ======                    ===

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                                       For the Three
                                                                                  Months Ended March 31,
                                                                                  1999                  1998
                                                                             -------------         ---------
Cash flows from operating activities:
    Income from continuing operations                                           $    101             $     807
    Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
    Net realized investment gains                                                     --                   (37)
    Depreciation and amortization                                                    175                   185
    Change in accrued investment income                                             (106)                  453
    Change in premiums and fees receivable                                          (338)               (2,411)
    Change in reinsurance recoverables                                             5,025                (1,192)
    Change in reinsurance recoverable on unpaid losses                             1,757                    (8)
    Change in prepaid reinsurance premiums                                           236                  (119)
    Change in deferred acquisition costs                                            (139)                 (403)
    Change in unpaid losses and loss adjustment expenses                          (5,375)               (1,183)
    Change in unearned premiums                                                      646                 1,861
    Change in reinsurance payables and funds withheld                              2,066                 1,363
    Change in policyholder dividends payable                                          50                  (138)
    Other, net                                                                      (125)                 (563)
                                                                                ---------            ----------
         Net cash provided by (used in) operating activities                       3,973                (1,385)
                                                                                ---------            ---------

Cash flows from investing activities:

Proceeds from sales:
    Fixed income maturities available-for-sale                                     5,348                   295

Investments, matured or called:
    Fixed income maturities available-for-sale                                     1,925                23,268

Investments, purchased:
    Fixed income maturities available-for-sale                                    (9,857)              (11,175)

Proceeds from sale of property and equipment                                           --                    6
Purchases of property and equipment                                                 (153)                  (34)
                                                                                ---------            ---------
       Net cash provided by (used in) investing activities                        (2,737)               12,360
                                                                                ---------            ---------


Net increase in cash and short term investments                                    1,236                10,975

Cash and short term investments at beginning of year                               4,157                 1,818
                                                                                --------              --------

Cash and short term investments at end of period                                $  5,393             $  12,793
                                                                                 =======              ========



          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1)       BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1998.


2)       PER SHARE DATA

                  Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, whether or not currently exercisable. Such average shares were 15,731,971 and 16,164,082 for the three months ended March 31, 1999, and 1998 respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options. Such average shares were 15,576,276 and 15,576,287 for the three months ended March 31, 1999, and 1998 respectively.


3)       INCOME TAXES

         DHC  files  a  Federal   consolidated   income  tax  return   with  its
subsidiaries and certain trusts that assumed various liabilities of certain present and former subsidiaries of DHC. The Company records its interim tax provisions based upon estimated effective tax rates for the year.

         The Company has made provisions for certain state and local taxes. Tax filings for these jurisdictions do not consolidate the activities of the trusts referred to above. For further information, reference is made to Note 12 of the Notes to Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 1998.


4)       FOREIGN CURRENCY TRANSLATION AND FOREIGN INVESTMENTS

         During 1998, DHC's main operating subsidiary, National American Insurance Company of California ("NAICC") invested approximately $10.3 million in Japanese yen based equity securities. In order to hedge the currency risk of these investments, during the second quarter of 1998 NAICC purchased a foreign currency option to sell Japanese yen at a fixed price on a given date in 1999. The foreign currency option is considered a derivative investment. Investments in equity securities denominated in foreign currencies are translated into U.S. dollars using current rates of exchange and the related translation adjustments are recorded in accumulated other comprehensive loss in stockholders' equity net of the unrealized exchange gain or loss associated with any related foreign exchange hedging instruments. For the three months ended March 31, 1999, the Company recorded an unrealized loss on the Japanese yen based equity securities of $637,602, of which a gain of $725,197 was a result of changes in foreign currency exchange rates, which is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires any changes in the fair value of a derivative instrument and any changes in the fair value of the assets or liabilities hedged by such instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The
Company has not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at March 31, 1999 would not be material.

5)       SUBSEQUENT EVENT

         Effective April 14, 1999, the Company entered into a Stock Purchase and Sale Agreement with Samstock, L.L.C. ("Samstock"), which agreement was assigned with the Company's consent by Samstock to its sole member SZ Investments, L.L.C. ("SZ"), pursuant to an amendment and assignment agreement (such Purchase and Sale Agreement, as amended and assigned, the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company agreed to sell to SZ 2,000,000 shares of Common Stock at $4.50 per share and a four year warrant (subject to extension in certain circumstances) to purchase an additional 2,000,000 shares of Common Stock at $4.75 per share subject to downward adjustment under certain circumstances. Since the Company does not currently have sufficient shares of Common Stock available to issue upon the full exercise of the warrant, the Certificate of Incorporation must be amended in order for the transactions contemplated by the Purchase Agreement to be consummated.

         The consummation of the transaction is subject to, among other things, approval by insurance regulators of the transaction and the approval by the Registrant's shareholders of an amendment to the Registrant's Certificate of Incorporation increasing the authorized number of shares of Common Stock from 20,000,000 to 55,000,000 and eliminating cumulative voting for Directors. It is anticipated that a meeting of shareholders to approve the amendment will be held in July.

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

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and the information in Item 3, " Qualitative and Quantitative Disclosures About Market Risk" contain forward-looking statements, including statements concerning capital adequacy, adequacy of reserves, goals, future events, Year 2000 compliance or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "believes", "anticipates", "expects", "intends",
"plans" and similar expressions.   All  such   statements   represent  only
current   estimates  or expectations  as to future  results and are  subject to risks and uncertainties which could cause actual results to materially differ from current estimates or expectations. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS".


         2.       RESULTS OF NAICC'S OPERATIONS

         The operations of DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in specialty property and casualty insurance. At March 31, 1999, NAICC had a B++ rating from A.M. Best Company ("Best").

PROPERTY AND CASUALTY INSURANCE OPERATIONS

         Net premiums earned were $12.5 million and $14.0 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in net premiums earned is directly related to the change in net premiums written. Net premiums written were $13.4 million and $15.8 million for the three months ended March 31, 1999 and 1998, respectively.

         The overall decrease in net written premiums for 1999 over the comparable period in 1998 is attributable to increased competition and an increase in reinsurance coverage associated with several new treaties that significantly reduce NAICC's workers' compensation retention. The participant in the new treaties is a reinsurer with an A.M. Best rating of A- ("Excellent").

         Net investment income was $1.8 million and $2.2 million for the three months ended March 31, 1999 and 1998, respectively. The decline is reflective of a slight decrease in average portfolio yield on bonds purchased during the three months ended March 31, 1999.

         Net losses and loss adjustment expenses ("LAE") were $8.5 million and $9.9 million for the three months ended March 31, 1999 and 1998, respectively. The resulting loss and LAE ratios for the corresponding periods were 67.8 percent and 70.9 percent, respectively. The loss and LAE ratio decreased in 1999 over 1998 due to the reduction of the Company's workers' compensation retention.


         Policy acquisition costs were $3.3 million for each of the three months ended March 31, 1999 and 1998. As a percentage of net premiums earned, policy acquisition expenses were 26.7 percent and 23.7 percent for the three months ended March 31, 1999 and 1998, respectively. The increase in the policy acquisition expense ratio in 1999 is due primarily to the overall decrease in premium volume while fixed underwriting expenses of policy acquisition costs remained relatively constant.

         The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 112 percent and 108 percent for the three months ended March 31, 1999 and 1998, respectively. Net income from insurance operations for the three months ended March 31, 1999 and 1998 was $0.5 million and $1.3 million, respectively. The decrease in net income from insurance operations during the first three months of 1999 compared to the same period for 1998 is attributable to a decrease in premium volume.

CASH FLOW FROM INSURANCE OPERATIONS

         Cash provided by operations was $4.2 million for the three months ended March 31, 1999 and cash used in operations was $0.9 million for the three months ended March 31, 1998. The decrease in cash used in operations is attributable to the collection of reinsurance balances in dispute in excess of $5 million. Overall cash and invested assets, at market value, at March 31, 1999 were $131.6 million, compared to $128.9 million at December 31, 1998.


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


         3.       RESULTS OF DHC'S OPERATIONS

CASH FLOW FROM PARENT-ONLY OPERATIONS

         Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the three months ended March 31, 1999 and 1998, cash used in parent-only operating activities was $263,000 and $471,000, respectively. The decrease in cash used was primarily attributable to the timing of certain expense payments. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, CASH FLOW FROM INSURANCE OPERATIONS."

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, cash and investments of DHC were approximately $6.6 million, compared to $6.8 million at December 31, 1998. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES."



         4.       AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of the assets or liabilities hedged by that instrument to be included in income. To the extent that the hedge transaction is effective, income is equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities. The Company has not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at March 31, 1999 would not be material.

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

         NAICC is highly dependent on electronic data processing and information systems in its operations. NAICC has reviewed its information systems, hardware and software operations and applications in relation to the Year 2000. NAICC believes that its hardware and operating system software are Year 2000 compliant. NAICC also believes that it has identified substantially all of the application software programs which require modification in order to become Year 2000 compliant and has a formal plan to correct and test the programs affected by the conversion of a two-digit year to a four-digit year. NAICC has completed and tested the modifications to its insurance applications and believes that they are Year 2000 compliant. All non-insurance applications (e.g. e-mail software, accounting software, and report archiving software) are expected to be upgraded and Year 2000 compliant by the end of the second quarter of 1999.

         NAICC has identified the third parties it believes are material to its operations and is continuing to monitor and, in the case of certain material third parties, has been able to test its interface to the external systems of these third parties and believes that they are Year 2000 compliant.

         NAICC believes that it does not currently issue any insurance policies with coverages under which claims for Year 2000 related losses or damages could be successfully asserted. Management does not believe that material risk exists that such claims will be made on previous policies.

         NAICC is utilizing internal and external resources to meet its deadlines for Year 2000 modifications. Management believes that the costs of Year 2000 compliance related efforts are expected to be $150,000 for the year ended December 31, 1999. Due to the complexities of estimating the cost of modifying all applications to become Year 2000 compliant and the difficulties in assessing third-party vendors' abilities to become Year 2000 compliant, estimates are subject to and are likely to change.

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

             4. Unpaid losses and loss adjustment expenses ("LAE") are based on estimates of reported losses, historical Company experience of losses reported by reinsured companies for insurance assumed from such insurers, and estimates based on historical Company and industry experience for unreported claims. Such liability is, by necessity, based upon estimates which may change in the near term, and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates.



Item 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
              MARKET RISK


           The Company's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to the Company's equity portfolio are foreign currency risk and equity price risk. There have been no material changes in the Company's market risk for the three month period ended March 31, 1999. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 31, 1998.

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



Date:    May 17, 1999


                                  DANIELSON HOLDING CORPORATION
                                           (Registrant)



                                  By:/s/    DAVID BARSE
                                    -----------------------------
                                            David Barse
                                            President & Chief Operating Officer



                                  By:/s/    MICHAEL CARNEY
                                    ------------------------------
                                            Michael Carney
                                            Chief Financial Officer