Form 10-Q
period 1999-06-30
DANIELSON HOLDING CORP
filed 1999-08-13
CIK 225648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to________________

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

                                  Yes  X      No
                                     ----      -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at August 12, 1999
-----                                        -----------------------------
Common Stock, $0.10 par value                     17,576,276 shares

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements.



                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (In thousands, except per share information)
                                   (Unaudited)


                                                        For the Three                         For the Six
                                                     Months Ended June 30,                 Months Ended June 30,
                                                    ----------------------                ----------------------
                                                       1999              1998                 1999              1998
                                                       ----              ----                 ----              ----
Revenues:

    Gross premiums earned                         $   15,030      $   16,295          $   30,393          $   33,251
    Ceded premiums earned                             (2,681)         (2,723)             (5,550)             (5,664)
                                                   ----------      ----------          ----------          ----------
    Net premiums earned                               12,349          13,572              24,843              27,587

    Net investment income                              1,876           1,935               3,783               4,274
    Net realized investment gains (losses)              (154)             87                (154)                124
    Other income                                         241             243                 425                 421
                                                   ---------       ---------           ---------           ---------

         Total revenues                               14,312          15,837              28,897              32,406
                                                   ---------       ---------           ---------           ---------


Losses and expenses:

    Gross losses and loss adjustment expenses         11,462          11,143              22,071              23,130
    Ceded losses and loss adjustment expenses         (3,031)         (1,521)             (5,168)             (3,575)
                                                   ----------      ----------          ----------          ----------
    Net losses and loss adjustment expenses            8,431           9,622              16,903              19,555

    Policyholder dividends                                81              91                 360                 203
    Policy acquisition expenses                        3,269           3,285               6,600               6,602
    General and administrative expenses                2,257           2,522               4,645               4,879
                                                   ---------       ---------           ---------           ---------

         Total losses and expenses                    14,038          15,520              28,508              31,239
                                                   ---------       ---------           ---------           ---------

Income before provision for income taxes                 274             317                 389               1,167
Income tax provision                                       8              10                  23                  53
                                                   ---------       ---------           ---------           ---------

Net income                                        $      266      $      307          $      366          $    1,114
                                                   =========       =========           =========           =========


Earnings  per share of Common Stock

Basic                                             $      .01      $      .02          $      .02          $      .07
                                                   =========       =========           =========           =========

Diluted                                           $      .01      $      .02          $      .02          $      .07
                                                   =========       ==========          ==========          =========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (In thousands, except share and per share information)


                                                                            June 30, 1999         December 31,
                                                                             (Unaudited)              1998
                                                                             ------------             -----
Assets:
   Fixed maturities, available for sale at fair value
     (Cost: $111,627 and $112,131)                                           $   110,752         $   114,683
   Equity securities, at fair value (Cost: $19,974 and $20,129)                   18,519              16,889
   Short term investments, at cost which
       approximates fair value                                                     4,496               3,287
                                                                                --------           ---------

       Total investments                                                         133,767             134,859

   Cash                                                                               54                 870
   Accrued investment income                                                       1,472               1,427
   Premiums and fees receivable, net of allowances
       of $ 156 and $136                                                          10,809               9,972
   Reinsurance recoverable on paid losses, net of allowances
       of $374 and $374                                                            2,866               7,714
   Reinsurance recoverable on unpaid losses, net of
       allowances of $619 and $559                                                20,419              18,187
   Prepaid reinsurance premiums                                                    1,460               1,668
   Property and equipment, net of accumulated depreciation
       of $7,960 and $8,322                                                        1,869               1,930
   Deferred acquisition costs                                                      2,612               2,381
   Other assets                                                                    1,724               1,887
                                                                                --------           ---------

       Total assets                                                          $   177,052         $   180,895
                                                                              ==========          ==========

Liabilities and Stockholders' Equity:
   Unpaid losses and loss adjustment expenses                                $    90,987         $    95,653
   Unearned premiums                                                              15,010              13,705
   Policyholder dividends                                                            189                 181
   Reinsurance premiums payable                                                    2,764               2,143
   Funds withheld on ceded reinsurance                                             1,504               1,442
   Other liabilities                                                               4,601               4,498
                                                                                --------           ---------

       Total liabilities                                                         115,055             117,622

   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding)                                --                 --
   Common stock ($0.10 par value; authorized
       20,000,000 shares; issued 15,586,994 shares;
       outstanding 15,576,276 shares)                                              1,559               1,559
   Additional paid-in capital                                                     46,673              46,673
   Accumulated other comprehensive loss                                           (2,330)               (688)
   Retained earnings                                                              16,161              15,795
   Treasury stock (Cost of 10,718 shares)                                            (66)                (66)
                                                                                --------           ---------

       Total stockholders' equity                                                 61,997              63,273
                                                                                --------           ---------

       Total liabilities and stockholders' equity                            $   177,052         $   180,895
                                                                              ==========          ==========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                               Comprehensive                      Comprehensive
                                                                             Income (Loss) for the                 Loss for the
                                                                              Three Months Ended                 Six Months Ended
                                                                                    June 30,                      June 30,
                                                          June 30, 1999         1999       1998               1999        1998
                                                          -------------         ----       ----               ----        ----
Common stock
   Balance, beginning of year                               $ 1,559
                                                             ------
   Balance, end of period                                     1,559
                                                             ------

Additional paid-in capital
   Balance, beginning of year                                46,673
                                                             ------
   Balance, end of period                                    46,673
                                                             ------

Retained earnings
   Balance, beginning of year                                15,795
   Net income                                                   366          $  266      $  307           $   366       $ 1,114
                                                             ------           -----      ------            ------         -----
   Balance, end of period                                    16,161
                                                             ------

Accumulated other comprehensive loss
   Balance, beginning of year                                 (688)
   Net unrealized gain (loss) on available-
         for-sale securities (1)                                                347        (2,632)          (1,642)      (2,589)
                                                                               ----        -------          -------      -------
   Other comprehensive income (loss)                        (1,642)             347        (2,632)          (1,642)      (2,589)
                                                            -------          ------        -------          -------      -------
   Total comprehensive income (loss)                                          $ 613      $ (2,325)        $ (1,276)     $(1,475)
                                                                              =====       ========         ========      =======
   Balance, end of period                                   (2,330)

Treasury stock
   Balance, beginning of year                                  (66)
                                                               ----
   Balance, end of period                                      (66)

       Total stockholders' equity                          $61,997
                                                           =======

_______________________________________________________________________________

Common stock, shares
   Balance, beginning of year                           15,586,994
                                                        ----------
   Balance, end of period                               15,586,994
                                                        ----------

Treasury stock, shares
   Balance, beginning of year                               10,718
                                                            ------
   Balance, end of period                                   10,718
                                                            ======

______________________________________

                                                    For the Three Months Ended          For the Six Months Ended
                                                             June 30,                            June 30,
(1)  Disclosure of reclassification amount:             1999         1998                    1999         1998
                                                        ----         ----                    ----         ----
              Unrealized holding gains (losses)
                arising during the period             $  193         $(2,545)              $ (1,796)      $(2,465)
                Less: reclassification adjustment
                for net gains (losses) included in
                net income                              (154)            87                    (154)          124
                                                       ------         -------                 ------        -----
      Net unrealized gains (losses) on securities     $   347        $(2,632)              $  (1,642)     $(2,589)
                                                       ======         =======                 =======      =======

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                        For the Six
                                                                                  Months Ended June 30,
                                                                                  1999              1998
                                                                             -------------       ---------
Cash flows from operating activities:

Income from continuing operations                                               $    366           $   1,114
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
Net realized investment (gains) losses                                               154                (124)
Depreciation and amortization                                                        367                 369
Change in accrued investment income                                                  (45)                556
Change in premiums and fees receivable                                              (837)             (3,603)
Change in reinsurance recoverables                                                 4,848                (515)
Change in reinsurance recoverable on unpaid losses                                (2,232)              1,095
Change in prepaid reinsurance premiums                                               208                 (35)
Change in deferred acquisition costs                                                (231)               (578)
Change in unpaid losses and loss adjustment expenses                              (4,666)             (6,573)
Change in unearned premiums                                                        1,305               2,641
Change in reinsurance payables and funds withheld                                    683               1,121
Change in policyholder dividends payable                                               8                (144)
Other, net                                                                           162                 423
                                                                                --------           ---------
       Net cash provided by (used in) operating activities                            90              (4,253)
                                                                                --------           ----------

Cash flows from investing activities:

Proceeds from sales:
     Fixed income maturities available-for-sale                                      741              17,714
Investments, matured or called:
     Fixed income maturities available-for-sale                                   13,726              17,189
Investments, purchased:
     Fixed income maturities available-for-sale                                  (13,950)            (11,325)
     Equity securities                                                                 __            (19,952)

Proceeds from sale of property and equipment                                           __                  6
Purchases of property and equipment                                                 (214)                (52)
                                                                                    -----                ----
       Net cash provided by investing activities                                     303               3,580
                                                                                --------           ---------


Net increase (decrease) in cash and short term investments                           393                (673)

Cash and short term investments at beginning of period                             4,157               1,818
                                                                                --------           ---------

Cash and short term investments at end of period                                $  4,550           $   1,145
                                                                                 =======            ========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1)       BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1998.


2)       PER SHARE DATA

                  Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, whether or not currently exercisable. Such average shares were 15,932,147 and 15,849,466 for the three and six months ended June 30, 1999, respectively, and 16,177,757 and 16,171,268 for the three and six months ended June 30, 1998, respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options. Such average shares were 15,576,276 for the three and six months ended June 30, 1999, and 15,576,285 and 15,576,286 for the three and six months ended June 30, 1998, respectively.


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


4)       FOREIGN CURRENCY TRANSLATION AND FOREIGN INVESTMENTS

         During 1998, DHC's main operating subsidiary, National American Insurance Company of California ("NAICC") invested approximately $10.3 million in Japanese yen based equity securities. In order to hedge the currency risk of these investments, during the second quarter of 1998 NAICC purchased a foreign currency option to sell Japanese yen at a fixed price on a given date in April 1999. The foreign currency option expired in April 1999, resulting in a realized loss of $155,000. Investments in equity securities denominated in foreign currencies are translated into U.S. dollars using current rates of exchange and the related translation adjustments are recorded in accumulated other comprehensive loss in stockholders' equity. For the six months ended June 30, 1999, the Company recorded a cumulative unrealized loss on the Japanese yen based equity securities of $802,376 which is inclusive of a cumulative gain of $536,277 as a result of changes in foreign currency exchange rates, which is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.



5)       STOCKHOLDERS' EQUITY

         Effective April 14, 1999, the Company entered into a Stock Purchase and Sale Agreement with Samstock, L.L.C. ("Samstock"), which agreement was assigned with the Company's consent by Samstock to its sole member SZ Investments, L.L.C. ("SZ"), pursuant to an amendment and assignment agreement (such Purchase and Sale Agreement, as amended and assigned, the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company agreed to sell to SZ, for consideration of $9 million, 2,000,000 shares of Common Stock and a four year warrant (subject to extension in certain circumstances) to purchase an additional 2,000,000 shares of Common Stock at $4.75 per share (subject to downward adjustment under certain circumstances). In order to provide sufficient available shares of Common Stock to consummate this proposed transaction, on July 20, 1999, the Registrant's stockholders approved an amendment to the Registrant's Certificate of Incorporation to increase the number of authorized shares of the Registrant's common stock from 20,000,000 shares to 100,000,000 shares. The stockholders also approved amendments to eliminate cumulative voting for Directors and to eliminate a prohibition on issuing non-voting equity securities. The transaction was consummated on August 12, 1999.


6)       GAIN CONTINGENCIES

         On June 22, 1999, the Missouri Court of Appeals reversed a decision to award interest on claims under a plan of distribution of assets of the Mission Reinsurance Corporation Trust (the "Trust"). The effect of the decision of the Court of Appeals may result in the return to the Company of the surplus existing in the Trust, which was one of the trusts that had been created in connection
with the insolvency  and   reorganization  of  Mission  Insurance  Group,  Inc.
and its subsidiaries from which the Company emerged. Although it does not know the specific amount of the surplus currently in the Trust, the company has reason to believe that the surplus currently approximates $14 million.

         The Missouri Department of Insurance has appealed the decision of the Court of Appeals and the decision could be reversed. In the event the decision is reversed and the Missouri Department of Insurance is permitted to pay interest on claims, it is anticipated that there would be no surplus remaining in the Trust after payment of the interest. It therefore cannot be determined at this time when, or if, the Company would receive any proceeds from the Trust's surplus. Accordingly, the Company has not reflected any prospect of receiving funds from this matter as an asset on its balance sheet or as income.


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


         1.       GENERAL

         Danielson Holding Corporation ("DHC") is organized as a holding company with substantially all of its operations conducted by its subsidiaries (collectively with DHC, the "Company"). DHC, on a parent-only basis, has limited continuing expenditures for rent and administrative expenses and derives revenues primarily from investment returns on portfolio securities. Therefore, the analysis of the Company's financial condition is generally done on an operating subsidiary basis.

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS

         Net premiums earned were $12.3 million and $24.8 million for the three and six months ended June 30, 1999, compared to $13.6 million and $27.6 million for the three and six months ended June 30, 1998. The decrease in net premiums earned is directly related to the change in net written premiums. Net written premiums were $13.0 million and $26.4 million for the three and six months ended June 30, 1999, compared to $14.4 million and $30.2 million for the three and six months ended June 30, 1998.

         The overall decrease in net written premuims for 1999 over the comparable periods in 1998 is attributable to increased competition in the automobile lines and an increase in reinsurance coverage associated with several new treaties that significantly reduce NAICC's workers' compensation retention. The participant in the new treaties is a reinsurer with an A.M. Best rating of "A-" (Excellent).

         Net investment income was $1.8 million and $3.6 million for the three and six months ended June 30, 1999, compared to $1.8 million and $4.1 million for the three and six months ended June 30, 1998. The decline for the six month period is reflective of a slight decrease in average portfolio yield on bonds purchased during the twelve months ended June 30, 1999.

         Net losses and loss adjustment expenses (LAE) were $8.4 million and $16.9 million for the three and six months ended June 30, 1999, compared to $9.6 million and $19.6 million for the three and six months ended June 30, 1998. The resulting loss and LAE ratios for the corresponding year-to-date periods were
68.0 percent and 70.9 percent, respectively for 1999 and 1998. The loss and LAE ratio decreased in 1999 over 1998 due to the reduction of the Company's workers' compensation retention.

         Policy acquisition costs were $3.3 million and $6.6 million for the three and six months ended in each of June 30, 1999 and 1998. As a percentage of net premiums earned, policy acquisition expenses were 26.6 percent and 23.9 percent for the six months ended June 30, 1999 and 1998, respectively. The increase in the policy acquisition expense ratio in 1999 is due primarily to the overall decrease in premium volume while fixed underwriting expenses of policy acquisition costs remained relatively constant.

     Combined underwriting ratios were 110.8 percent and 108.5 percent for the six months ended June 30, 1999 and 1998, respectively. Net income from insurance operations for the six months ended June 30, 1999 and 1998 was $1.2 million and $2.2 million, respectively. The decrease in net income from insurance operations during the first six months of 1999 compared to the same period for 1998 is primarily attributable to a decrease in premium volume combined with a decrease in net investment income.

CASH FLOW FROM INSURANCE OPERATIONS

         Cash provided by operations was $1.0 million for the six months ended June 30, 1999 and cash used in operations was $3.2 million for the six months ended June 30, 1998. The decrease in cash used in operations is attributable to the collection of previously disputed reinsurance balances in excess of $6 million during the 1999 period. Overall cash and invested assets, at market value, at June 30, 1999 were $127.9 million, compared to $128.9 million at December 31, 1998.


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

         The two most common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and loss adjustment expense reserves). A commonly accepted standard net written premium-to-surplus ratio is 3 to 1, although this varies with different lines of business. NAICC's annualized premium-to-surplus ratio of 1.05 to 1 and 1.4 to 1 for the six months ended June 30, 1999 and 1998, respectively, remains well under current industry standards. A commonly accepted standard for the ratio of losses and loss adjustment expense reserves-to-surplus is 5 to 1, compared with NAICC's ratio of 1.4 to 1 at June 30, 1999. Given these relatively conservative financial security ratios, management is confident that existing capital is adequate.


         3.       RESULTS OF DHC'S OPERATIONS

CASH FLOW FROM PARENT-ONLY OPERATIONS

         Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the six months ended June 30, 1999 and 1998, cash used in parent-only operating activities was $0.9 million and $1.1 million, respectively. The decrease in cash used was primarily attributable to the timing of certain expense payments. For information regarding DHC's operating subsidiaries' cash flow from operations, see "RESULTS OF NAICC'S OPERATIONS, CASH FLOW FROM INSURANCE OPERATIONS."


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, cash and investments of DHC were approximately $5.9 million, compared to $6.8 million at December 31, 1998. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "RESULTS OF NAICC'S OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES."


         4.       AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of the assets or liabilities hedged by that instrument to be included in income. The Company has not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at June 30, 1999 would not be material. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Satement No. 133." This statement defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000.



         5.       YEAR 2000

         The Company has undertaken a review of its systems for "Year 2000" compliance at both the holding company and subsidiary levels. DHC has completed an assessment of its hardware and software systems and has contacted the third party vendors that it believes are critical to its operations. DHC believes that it is currently Year 2000 compliant and has received assurances from its third party vendors that they are Year 2000 compliant. However, there can be no assurance that such assessments are correct and DHC is currently developing a contingency plan in the event that those assessments are incorrect.

         NAICC is highly dependent on electronic data processing and information systems in its operations. NAICC has reviewed its information systems, hardware and software operations and applications in relation to the Year 2000. NAICC believes that its hardware and operating system software are Year 2000 compliant. NAICC also believes that it has identified substantially all of the application software programs which require modification in order to become Year 2000 compliant and has a formal plan to correct and test the programs affected by the conversion of a two-digit year to a four-digit year. NAICC has completed and tested the modifications to its insurance applications and believes that they are Year 2000 compliant. All non-insurance applications (e.g. e-mail software, accounting software, and report archiving software) have been upgraded and NAICC believes that they are Year 2000 compliant.

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

         NAICC is utilizing internal and external resources to meet its deadlines for Year 2000 modifications. Management believes that the costs of Year 2000 compliance related efforts are expected to be $200,000 for the year ended December 31, 1999. Due to the complexities of estimating the cost of modifying all applications to become Year 2000 compliant and the difficulties in assessing third-party vendors' abilities to become Year 2000 compliant, estimates are subject to and are likely to change.

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


Item 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT  MARKET RISK


                  The Company's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to the Company's equity portfolio are foreign currency risk and equity price risk. There have been no material changes to the Company's market risk for the six months ended June 30, 1999. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 6.       Exhibits and Reports on Form 8-K.

              (a)    Exhibits:

                    10.1 Stock Purchase and Sale Agreement dated as of April 14,
                         1999 between Samstock, L.L.C. and the Registrant.

                    10.2 Amendment No. 1, Assignment and Consent to Assignment
                         of Stock Purchase and Sale Agreement dated May, 7, 1999 among Samstock, L.L.C., S.Z. Investments, L.L.C. and the Registrant.

                    10.3 Investment Agreement dated as of April 14, 1999
                         among the Registrant, Samstock, L.L.C. and Martin J. Whitman.

                    10.4 Assignment  and Consent to  Assignment  of  Investment
                         Agreement dated May, 7, 1999 among the Registrant, Martin J. Whitman and S.Z. Investments, L.L.C.

                    10.5 Letter Agreement dated April 14, 1999 between Equity
                         Group Investments, L.L.C. and the Registrant.

                    10.6 Amendment dated June 2, 1999 to letter agreement dated
                         April 14, 1999 between Equity Group Investments, L.L.C. and the Registrant.

                    10.7 Employment Agreement dated April 14, 1999 between the
                         Registrant and David Barse.

                    10.8 Employment Agreement dated April 14, 1999 between the
                         Registrant and Michael Carney.

              (b) Reports on Form 8-K:

                    1. The Registrant reported that it had entered into an agreement on April 14, 1999 with Samstock, L.L.C. pursuant to which the Registrant agreed to sell Samstock 2,000,000 shares of common stock and a warrant to purchase an additional 2,000,000 shares of common stock. The Registrant subsequently reported that Samstock had assigned its rights to its sole member, S.Z. Investments, L.L.C. The Registrant also reported an agreement relating to the nomination of certain individuals to the Board of Directors and the voting of certain shares for certain directors and an agreement providing for Equity Group Investments, L.L.C. to provide certain investment banking services to the Registrant.

                    2. The Registrant reported that on June 22, 1999, the Missouri Court of Appeals announced a decision in a certain litigation that could ultimately result in the Registrant receiving certain sums from the Missouri Reinsurance Corporation Trust.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 13, 1999


                                    DANIELSON HOLDING CORPORATION
                                             (Registrant)



                                    By: /s/ DAVID BARSE
                                      ------------------------
                                            David Barse
                                            President & Chief Operating Officer



                                   By: /s/ MICHAEL CARNEY
                                     --------------------------
                                           Michael Carney
                                           Chief Financial Officer

                                 EXHIBIT INDEX



     EXHIBIT                       DOCUMENT                              PAGE
     NUMBER                        --------                              NUMBER
     ------                                                              -------
     10.1      Stock Purchase and Sale Agreement dated as of April 14,     17
               1999 between Samstock, L.L.C. and the Registrant.

     10.2      Amendment No. 1, Assignment and Consent to Assignment       72
               of Stock Purchase and Sale Agreement dated May, 7, 1999 among Samstock, L.L.C., S.Z. Investments, L.L.C. and the Registrant.

     10.3      Investment Agreement dated as of April 14, 1999             75
               among the Registrant, Samstock, L.L.C. and Martin J.
               Whitman.

     10.4      Assignment  and Consent to  Assignment  of  Investment      86
               Agreement  dated May, 7, 1999 among the  Registrant,
               Martin J. Whitman and S.Z. Investments, L.L.C.

     10.5      Letter Agreement dated April 14, 1999 between Equity        89
               Group Investments, L.L.C. and the Registrant.

     10.6      Amendment dated June 2, 1999 to letter agreement dated      92
               April 14, 1999 between Equity Group Investments, L.L.C.
               and the Registrant.

     10.7      Employment Agreement dated April 14, 1999 between the       93
               Registrant and David Barse.

     10.8      Employment Agreement dated April 14, 1999 between the       108
               Registrant and Michael Carney.