Form 10-Q/A
period 1999-06-30
DANIELSON HOLDING CORP
filed 1999-08-18
CIK 225648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q/A


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

Item 6.       Exhibits and Reports on Form 8-K.

              (a)    Exhibits:

                    10.1 Stock Purchase and Sale Agreement dated as of April 14,
                         1999 between Samstock, L.L.C. and the Registrant.

                    10.2 Amendment No. 1, Assignment and Consent to Assignment
                         of Stock Purchase and Sale Agreement dated May 7, 1999 among Samstock, L.L.C., S.Z. Investments, L.L.C. and the Registrant.

                    10.3 Investment Agreement dated as of April 14, 1999
                         among the Registrant, Samstock, L.L.C. and Martin J. Whitman.

                    10.4 Assignment  and Consent to  Assignment  of  Investment
                         Agreement dated May 7, 1999 among the Registrant, Martin J. Whitman and S.Z. Investments, L.L.C.

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

                    2. The Registrant reported that on June 22, 1999, the Missouri Court of Appeals announced a decision in a certain litigation that could ultimately result in the Registrant receiving certain sums from the Mission Reinsurance Corporation Trust.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 18, 1999


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