Form 10-Q
period 1999-09-30
DANIELSON HOLDING CORP
filed 1999-11-15
CIK 225648

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                                                  OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_____________________ TO________________

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

                                  YES   X             NO
                                       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                       OUTSTANDING AT NOVEMBER 5, 1999
                  -----                       -------------------------------

         Common Stock, $0.10 par value             17,576,265 shares

                                               PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements.

                                  DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

                                        Consolidated Statements of Operations
                                    (In thousands, except per share information)

                                                        (Unaudited)


                                                      For the Three Months                   For the Nine Months
                                                      Ended September 30,                    Ended September 30,
                                                      -------------------                    --------------------
                                                     1999             1998                 1999              1998
                                                     -----            -----                -----             -----

Revenues:

   Gross premiums earned                          $   16,392       $   16,578          $   46,785         $   49,829
   Ceded premiums earned                              (3,130)          (2,705)             (8,680)            (8,369)
                                                      -------           ------             -------            -------
   Net premiums earned                                13,262           13,873              38,105             41,460

   Net investment income                               1,924            1,977               5,707              6,251
   Net realized investment gains (losses)                  1               71                (153)               195
   Other income                                          228              255                 653                676
                                                       -----            ------             -------            -------

         Total revenues                               15,415           16,176              44,312             48,582
                                                      ------           ------              ------            --------

Losses and expenses:

   Gross losses and loss adjustment expenses          13,237           11,343              35,308             34,473
   Ceded losses and loss adjustment expenses          (4,334)          (1,450)             (9,502)            (5,025)
                                                      -------          -------             -------           --------
   Net losses and loss adjustment expenses             8,903            9,893              25,806             29,448

   Policyholder dividends                                338              137                 698                340
   Policy acquisition expenses                         3,457            3,305              10,057              9,907
   General and administrative expenses                 2,209            2,236               6,854              7,115
                                                       ------          -------             -------            -------


         Total losses and expenses                    14,907           15,571              43,415             46,810
                                                      ------           -------             -------            -------

Income before provision for income taxes                 508              605                 897              1,772
Income tax provision                                      42                8                  65                 61
                                                       ------          -------             -------            -------

Net income                                        $      466       $      597          $      832         $    1,711


Earnings per share of Common Stock

Basic                                             $      .03       $      .04          $      .05         $      .11
                                                    ========        =========           =========          ==========
Diluted                                           $      .03       $      .04          $      .05         $      .11

                                                    ========        =========           =========          ===========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

             (In thousands, except share and per share information)


                                                                         September 30, 1999       December 31,
                                                                           (Unaudited)               1998
                                                                         -------------------      --------------

Assets:

   Fixed maturities, available for sale at fair value
     (Cost: $117,683 and $112,131)                                           $   116,297         $   114,683
   Equity securities, at fair value (Cost: $19,974 and $20,129)                   19,230              16,889
   Short term investments, at cost which
       approximates fair value                                                     5,315               3,287
                                                                                --------             --------

       Total investments                                                         140,842             134,859

   Cash                                                                               28                 870
   Accrued investment income                                                       1,416               1,427
   Premiums and fees receivable, net of allowances

       of $ 156 and $136                                                          11,330               9,972
   Reinsurance recoverable on paid losses, net of allowances
       of $374 and $374                                                            1,277               7,714
   Reinsurance recoverable on unpaid losses, net of
       allowances of $649 and $559                                                21,181              18,187
   Prepaid reinsurance premiums                                                    1,726               1,668
   Property and equipment, net of accumulated depreciation

       of $8,091 and $8,322                                                        1,789               1,930
   Deferred acquisition costs                                                      2,779               2,381
   Other assets                                                                    1,690               1,887
                                                                                --------            ---------

       Total assets                                                          $   184,058         $   180,895
                                                                                ========            ========

Liabilities and Stockholders' Equity:

   Unpaid losses and loss adjustment expenses                                $    88,957         $    95,653
   Unearned premiums                                                              16,175              13,705
   Policyholder dividends                                                            152                 181
   Reinsurance premiums payable                                                    2,266               2,143
   Funds withheld on ceded reinsurance                                             1,019               1,442
   Other liabilities                                                               3,826               4,498
                                                                                --------           ---------

       Total liabilities                                                         112,395             117,622

   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding)                                --                  --
   Common stock ($0.10 par value; authorized 100,000,000
       shares and 20,000,000 shares; issued 17,586,994
       shares and 15,586,994 shares; outstanding 17,576,265
       shares and 15,576,276 shares)                                               1,759               1,559
   Additional paid-in capital                                                     55,473              46,673
   Accumulated other comprehensive loss                                           (2,130)               (688)
   Retained earnings                                                              16,627              15,795
   Treasury stock (Cost of 10,729 shares and 10,718 shares)                          (66)                (66)
                                                                                ---------           ---------

       Total stockholders' equity                                                 71,663              63,273
                                                                                ---------           ---------

       Total liabilities and stockholders' equity                            $   184,058         $   180,895
                                                                                =========           ==========

          See accompanying Notes to Consolidated Financial Statements.

                                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES Consolidated Statement of Stockholders' Equity
                                       (In thousands, except share amounts)

                                                   (Unaudited)

                                                                                     Comprehensive                 Comprehensive
                                                                                 Income (Loss) for the              Loss for the
                                                                                 Three Months Ended                Nine Months Ended
                                                                                     September 30,                  September 30,

                                                       September 30, 1999         1999          1998             1999         1998
                                                       ------------------         -----        ------            -----       ------

Common stock
   Balance, beginning of year                               $ 1,559
   Issuance of common stock                                     200
                                                              -----
   Balance, end of period                                     1,759
Additional paid-in capital
   Balance, beginning of year                                46,673
   Issuance of common stock                                   8,800
                                                              -----
   Balance, end of period                                    55,473
                                                             ------
Retained earnings
   Balance, beginning of year                                15,795

   Net income                                                   832          $  466        $     597        $   832       $  1,711
                                                             ------           -----         --------         -------      ---------
   Balance, end of period                                    16,627
                                                             ------
Accumulated other comprehensive loss
   Balance, beginning of year                                 (688)
   Other comprehensive income (loss):
    Net unrealized gain (loss) on available-
         for-sale securities (1)                                                200           (3,480)         (1,442)       (6,069)
                                                                                ---           -------         -------       -------
    Other comprehensive income (loss)                        (1,442)             200           (3,480)         (1,442)       (6,069)
                                                            -------             ---           -------         -------       -------
   Total comprehensive income (loss)                                          $ 666          $(2,883)       $   (610)     $ (4,358)
                                                                              =====           =======         =======       =======
   Balance, end of period                                   (2,130)
                                                            -------

Treasury stock
   Balance, beginning of year                                  (66)
                                                               ----
   Balance, end of period                                      (66)
                                                               ----
       Total stockholders' equity                          $71,663
                                                            =======
_______________________________________________________________________________________________________________________
Common stock, shares

   Balance, beginning of year                           15,586,994
   Issued during  period                                 2,000,000
                                                         ---------
   Balance, end of period                               17,586,994
                                                        ==========

Treasury stock, shares

   Balance, beginning of year                               10,718
   Purchased during period                                      11
                                                            ------
   Balance, end of period                                   10,729
                                                            ======

_______________________________________

                                                    For the Three Months Ended          For the Nine Months Ended
                                                           September 30,                       September 30,

(1)  Disclosure of reclassification amount:             1999         1998                    1999         1998
                                                        ----         -----                   -----        -----
              Unrealized holding gains (losses)
                arising during the period              $  199         $(3,557)              $ (1,289)      $(6,264)
              Less: reclassification adjustment
                for net gains (losses) included in
                net income                                 1               77                  (153)          195
                                                       -----          --------              --------       -------
      Net unrealized gains (losses) on securities    $   200          $(3,480)             $ (1,442)      $(6,069)
                                                       =====          ========              ========       =======

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                   (Unaudited)


                                                                              For the Nine Months
                                                                               Ended September 30,
                                                                              ---------------------

                                                                              1999              1998
                                                                              -----             -----

Cash flows from operating activities:

   Net income                                                            $     832           $  1,711
   Adjustments to reconcile net income to net cash
      used in operating activities:

      Net realized investment (gains) losses                                   153               (195)
      Depreciation and amortization                                            553                525
      Change in accrued investment income                                       11                538
      Change in premiums and fees receivable                                (1,358)            (4,424)
      Change in reinsurance recoverables                                     6,437               (255)
      Change in reinsurance recoverable on unpaid losses                    (2,994)             1,110
      Change in prepaid reinsurance premiums                                   (58)              (347)
      Change in deferred acquisition costs                                    (398)              (687)
      Change in unpaid losses and loss adjustment expenses                  (6,696)            (7,836)
      Change in unearned premiums                                            2,470              3,402
      Change in reinsurance payables and funds withheld                       (300)             1,891
      Change in policyholder dividends payable                                 (29)              (144)
      Other, net                                                              (627)              (159)
                                                                              -----             ------
      Net cash used in operating activities                                 (2,004)            (4,870)

Cash flows from investing activities: Proceeds from sales:

      Fixed income maturities available-for-sale                               741             20,985
      Equity securities                                                         --                  4

   Investments, matured or called:

      Fixed income maturities available-for-sale                            17,523             31,109
   Investments purchased:
      Fixed income maturities available-for-sale                           (23,810)           (22,230)
      Equity securities                                                         ---           (19,952)

   Proceeds from sale of property and equipment                                 ---                 6
   Purchases of property and equipment                                        (264)              (116)
                                                                             ------             ------

      Net cash provided by (used in) investing activities                   (5,810)             9,806
                                                                            -------             ------
Cash flows from financing activities:

   Proceeds from issuance of Common Stock                                    9,000                 ___
                                                                             ------            -------
      Net cash provided by financing activities                              9,000                  __
                                                                             ------            -------

   Net increase in cash and short term investments                           1,186              4,936
   Cash and short term investments at beginning of year                      4,157              1,818
                                                                             ------             ------
   Cash and short term investments at end of period                     $    5,343          $   6,754
                                                                             ======             ======



          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1)       BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1998.

2)       PER SHARE DATA

                  Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 17,474,970 and 16,340,895 for the three and nine months ended September 30, 1999, respectively, and 15,942,447 and 16,088,596 for the three and nine months ended September 30, 1998, respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options and warrants. Such average shares were 16,663,232 and 15,942,576 for the three and nine months ended September 30, 1999, and 15,576,276 and 15,576,283 for the three and nine months ended September 30, 1998, respectively.

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

5)       STOCKHOLDERS' EQUITY

         On August 12, 1999, pursuant to a Stock Purchase and Sale Agreement with Samstock, L.L.C. ("Samstock"), which agreement was assigned with the Company's consent by Samstock to its sole member, SZ Investments, L.L.C. ("SZ"), pursuant to an amendment and assignment agreement (such Purchase and Sale Agreement, as amended and assigned, the "Purchase Agreement"), the Company sold to SZ, for consideration of $9 million, 2,000,000 shares of Common Stock and a four year warrant (subject to extension in certain circumstances) to purchase an additional 2,000,000 shares of Common Stock at $4.75 per share (subject to downward price adjustment under certain circumstances). In order to provide sufficient available shares of Common Stock for this transaction, on July 20, 1999, the Registrant's stockholders approved an amendment to the Registrant's Certificate of Incorporation to increase the number of authorized shares of the Registrant's common stock from 20,000,000 shares to 100,000,000 shares. The stockholders also approved amendments to eliminate cumulative voting for Directors and to eliminate a prohibition on issuing non-voting equity securities.

6)       GAIN CONTINGENCIES

         On June 22, 1999, the Missouri Court of Appeals reversed a decision to award interest on claims under a plan of distribution of assets of the Mission Reinsurance Corporation Trust (the "Trust). The effect of the decision of the Court of Appeals may result in the return to the Company of the surplus existing in the Trust, which was one of the trusts that had been created in connection with the insolvency and reorganization of Mission Insurance Group, Inc. and its subsidiaries from which the Company emerged. Although it does not know the specific amount of the surplus currently in the Trust, the Company has reason to believe that the surplus currently approximates $14 million.

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

Property and Casualty Insurance Operations

         Net premiums earned were $13.3 million and $38.1 million for the three and nine months ended September 30, 1999, compared to $13.9 million and $41.5 million for the three and nine months ended September 30, 1998. The decrease in net premiums earned is related to the change in net written premiums and changes in reinsurance coverages. Net written premiums were $14.2 million and $40.5 million for the three and nine months ended September 30, 1999, compared to $14.3 million and $44.5 million for the three and nine months ended September 30, 1998.

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

         Net investment income was $1.8 million and $5.4 million for the three and nine months ended September 30, 1999, compared to $1.9 million and $5.9 million for the three and nine months ended September 30, 1998. The decline for the nine month period is reflective of a slight decrease in average portfolio yield on bonds purchased during the twelve months ended September 30, 1999.

         Net losses and loss adjustment expenses (LAE) were $8.9 million and $25.8 million for the three and nine months ended September 30, 1999, compared to $9.9 million and $29.4 million for the three and nine months ended September 30, 1998. The resulting loss and LAE ratios for the corresponding year-to-date periods were 67.7 percent and 71.0 percent, respectively for 1999 and 1998. The loss and LAE ratio decreased in 1999 over 1998 due to the reduction of the Company's workers' compensation retention.

         Policy acquisition costs were $3.5 million and $10.0 million for the three and nine months ended September 30, 1999, compared to $3.3 million and $9.9 million for the three and nine months ended September 30, 1998. As a percentage of net premiums earned, policy acquisition expenses were 26.4 percent and 23.9 percent for the nine months ended September 30, 1999 and 1998, respectively. The increase in the policy acquisition expense ratio in 1999 is due primarily to the overall decrease in premium volume while fixed underwriting expenses of policy acquisition costs remained relatively constant.

         Combined underwriting ratios were 109.9 percent and 108.7 percent for the nine months ended September 30, 1999 and 1998, respectively. Net income from insurance operations for the nine months ended September 30, 1999 and 1998 was $2.1 million and $3.2 million, respectively. The decrease in net income from insurance operations during the first nine months of 1999 compared to the same period for 1998 is primarily attributable to a decrease in premium volume combined with a decrease in net investment income.

Cash Flow from Insurance Operations

         Cash used in operations was $691,000 for the nine months ended September 30, 1999 and cash used in operations was $3.3 million for the nine months ended September 30, 1998. The decrease in cash used in operations is attributable to the collection of previously disputed reinsurance balances in excess of $6 million during the 1999 period. Overall cash and invested assets, at market value, at September 30, 1999 were $126.3 million, compared to $128.9 million at December 31, 1998.

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

         The two most common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and loss adjustment expense reserves). A commonly accepted standard net written premium-to-surplus ratio is 3 to 1, although this varies with different lines of business NAICC's annualized premium-to-surplus ratio of 1.1 to 1 and 1.5 to 1 for the nine months ended September 30, 1999 and 1998, respectively, remains well under current industry standards. A commonly accepted standard for the ratio of losses and loss adjustment expense reserves-to-surplus is 5 to 1, compared with NAICC's ratio of 1.3 to 1 at September 30, 1999. Given these relatively conservative financial security ratios, management is confident that existing capital is adequate.

         3.       RESULTS OF DHC'S OPERATIONS

Cash Flow from Parent-Only Operations

         Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the nine months ended September 30, 1999 and 1998, cash used in parent-only operating activities was $1.3 million and $1.6 million, respectively. The decrease in cash used was primarily attributable to the timing of certain expense payments. For information regarding DHC's operating subsidiaries' cash flow from operations, see "RESULTS OF NAICC'S OPERATIONS, CASH FLOW FROM INSURANCE OPERATIONS."

Liquidity and Capital Resources

         At September 30, 1999, cash and investments of DHC were approximately $14.6 million, compared to $6.8 million at December 31, 1998. The increase in cash and investments is attributable to the $9 million DHC received from the sale of newly issued common stock, offset by the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "RESULTS OF NAICC'S OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES."

         4.       AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of the assets or liabilities hedged by that instrument to be included in income. The Company has not adopted SFAS 133. However, the effect of adoption on the consolidated financial statements at September 30, 1999 would not be material. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting
Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Satement No. 133." This statement defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000.

                  5.       YEAR 2000

         The Company has undertaken a review of its systems for "Year 2000" compliance at both the holding company and subsidiary levels. DHC has completed an assessment of its hardware and software systems and has contacted the third party vendors that it believes are critical to its operations. DHC believes that it is currently Year 2000 compliant and has received assurances from its third party vendors that they are Year 2000 compliant. However, there can be no assurance that such assessments are correct and DHC is currently finalizing a contingency plan in the event that those assessments are incorrect.

         NAICC is highly dependent on electronic data processing and information systems in its operations. NAICC has reviewed its information systems, hardware and software operations and applications in relation to the Year 2000. NAICC believes that its hardware and operating system software are Year 2000 compliant. NAICC also believes that it has identified all of the application software programs which require modification in order to become Year 2000 compliant and has corrected and tested the programs affected by the conversion of a two-digit year to a four-digit year. NAICC has completed and tested the modifications to its insurance applications and believes that they are Year 2000 compliant. All non-insurance applications (e.g. e-mail software, accounting software, and report archiving software) have been upgraded and NAICC believes that they are Year 2000 compliant.

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

Item 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT  MARKET RISK

                  The Company's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to the Company's equity portfolio are foreign currency risk and equity price risk. There have been no material changes to the Company's market risk for the nine months ended September 30, 1999. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.

              NAICC is a party to various legal proceedings which are considered routine and incidental to its business and are not material to the financial condition and operation of its business.

Item 2.       Changes in Securities and Use of Proceeds.

              On August 12, 1999, the Company sold, for cash consideration of $9,000,000, 2,000,000 shares of Common Stock and a warrant to purchase an additional 2,000,000 shares of Common Stock at an exercise price of $4.75 per share, to SZ Investments, L.L.C. The sale was a private placement to one institutional purchaser made pursuant to Section 4(2) of the Securities Act of 1933. The exercise price of the warrant is subject to adjustment in the event that, among other things, payments and reserves for losses and loss adjustment expenses relating to the Company's insurance subsidiaries' run-off environmental liabilities exceed the reserves for such losses and loss adjustment expenses at December 31, 1998 by more than $5,000,000 and the Company has not obtained reinsurance for excess losses exceeding $10,000,000; provided that in no event can the exercise price of the warrant be reduced to the lesser of $3.00 per share or the market price of the common stock at the time of the adjustment. The warrant will be exercisable for four years, subject to a one year extension in the event that the exercise price would be subject to adjustment in accordance with the previous sentence on the expiration date.

Item 3.       Defaults Upon Senior Securities.

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              On July 20, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, Samuel Zell and William Pate were newly elected as directors, and the term of office of each of Martin J. Whitman, David Barse, Eugene M. Isenberg, Joseph F. Porrino, Frank B. Ryan, Wallace O. Sellers, Stanley J. Garstka, and William W. Palmer continued after the meeting. In addition, the stockholders approved the following proposals: 1) to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Commany's common stock from 20,000,000 shares to 100,000,000;
2) to amend the Company's Certificate of Incorporation to eliminate the right of stockholders to cumulate their votes for the election of directors; 3) to amend the Company's Certificate of Incorporation to eliminate the prohibition on the Company issuing non-voting equity securities; and 4) to confirm the appointment of KPMG Peat Marwick LLP as the independent public accountants for the Company for the fiscal year ending December 31, 1999.

         The votes with respect to each of the foregoing matters was as follows:

1.  With respect to election of director:

Name                                                For                Withheld

Martin J. Whitman                               13,695,850              234,973
Samuel Zell                                     13,693,198              237,625
David M. Barse                                  13,695,856              234,967
Eugene M. Isenberg                              13,695,855              234,968
Joseph F. Porrino                               13,695,852              234,971
Frank B. Ryan                                   13,695,853              234,970
Wallace O. Sellers                              13,695,856              234,967

Stanley J. Garstka                              13,695,856              234,967
William W. Palmer                               13,695,856              234,967
William Pate                                    13,693,199              237,624






2. With respect to the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 20,000,000 shares to 100,000,000 shares:

                  For                     Against                    Abstain

Totals:       12,985,031                  936,302                     9,490

3. With respect to the amendment to the Company's Certificate of Incorporation to eliminate the right of stockholders to cumulate their votes for the election of directors:

                  For                     Against                    Abstain

Totals:        8,995,608                 1,247,212                   11,214

4. With respect to the amendment to the Company's  Certificate of  Incorporation
to  eliminate  the  prohibition  on  the  Company  issuing   non-voting   equity
securities:

                  For                     Against                    Abstain

Totals:        9,792,071                  434,151                    27,812

5. With respect to the appointment of KPMG Peat Marwick LLP as the independent public accountants for the Company for the fiscal year ending December 31, 1999:

                  For                     Against                    Abstain

Totals:       13,765,936                   97,881                    67,006



Item 5.       Other Information.

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              Not applicable.

                                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 12, 1999
                                    DANIELSON HOLDING CORPORATION

                                            (Registrant)


                                    By:    /s/    DAVID BARSE
                                        ---------------------------------
                                            David Barse
                                            President & Chief Operating Officer





                                    By:    /s/    MICHAEL CARNEY
                                        --------------------------------

                                           Michael Carney
                                           Chief Financial Officer