Form 10-K
period 1999-12-31
DANIELSON HOLDING CORP
filed 2000-03-30
CIK 225648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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


Common Stock, $0.10 par value...............     American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:       None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [ X]      No   [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 21, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates was $78,576,069.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               CLASS                         OUTSTANDING AT MARCH 21, 2000
               -----                         -----------------------------

      Common Stock, $0.10 par value                 18,476,265 shares

     The following documents have been incorporated by reference herein:

     1999 Annual Report to Stockholders, as indicated herein (Parts I and II)

                                     PART I

ITEM 1.  BUSINESS.

                                  INTRODUCTION

     Danielson Holding Corporation ("DHC" or "Registrant") is a holding company incorporated in Delaware, having separate subsidiaries (collectively with DHC, the "Company") offering a variety of insurance products. It is DHC's intention to grow by developing business partnerships and making strategic acquisitions. As part of DHC's ongoing corporate strategy, DHC has continued to seek acquisition opportunities which will both complement its existing operations and enable DHC to earn an attractive return on investment. The largest subsidiary of DHC is its indirectly wholly-owned California insurance company, National American Insurance Company of California (together with its subsidiaries, "NAICC"). NAICC writes non-standard and preferred private passenger and commercial automobile, homeowners' and workers' compensation insurance in the western United States, primarily California.

     DHC had cash and investments at the holding company level of $18.1 million at December 31, 1999. Total liabilities of DHC at the same date were $306,000.

     The Company will report, as of the end of its 1999 tax year, aggregate consolidated net operating tax loss carryforwards ("NOLs") for Federal income tax purposes of approximately $1.16 billion. These losses will expire over the course of the next 20 years unless utilized prior thereto. See Note 8 of the Notes to Consolidated Financial Statements.

                            DESCRIPTION OF BUSINESSES

     Set forth below is a description of the business operations of the Company's insurance services business.

     DHC's wholly-owned subsidiary, NAICC, is a California corporation engaged in writing non-standard and preferred private passenger and commercial automobile, homeowners' and workers' compensation insurance in the western states, primarily California. NAICC is a third tier subsidiary of DHC. NAICC's immediate parent corporation is KCP Holding Company ("KCP"). KCP is wholly-owned by Mission American Insurance Company ("MAIC"), which in turn is wholly-owned by DHC.

GENERAL

     NAICC began writing non-standard private passenger automobile insurance in California in July, 1993, in Oregon and Washington in April, 1998 and in Arizona in 1999. NAICC writes its California business through one general agent that uses over 700 sub-agents to obtain applications for policies. The Oregon, Washington and Arizona business is written directly through thirty-seven appointed independent agents. Policyholder selection is governed by underwriting guidelines established by NAICC. NAICC began writing non-standard commercial automobile insurance in 1995 through independent agents. Non-standard risks are those segments of the driving public which generally are not considered "preferred" business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those who have been non-renewed or declined by another insurance company. Generally, non-standard premium rates are higher than standard premium rates and policy limits are lower than typical policy limits. NAICC's management believes that it is able to achieve underwriting success through refinement of various risk profiles, thereby dividing the non-standard market into more defined segments which can be adequately priced.

     The majority of automobiles owned or used by businesses are insured under policies that provide other coverages for the business, such as commercial multi-peril insurance. Businesses which are unable to insure a specific driver and businesses having vehicles not qualifying for commercial multi-peril insurance are typical NAICC commercial automobile policyholders. Examples of these risks include drivers with more than one moving violation, one and two vehicle accounts, and specialty haulers, such as sand and gravel, farm vehicles and certain short-haul common carriers. The typical NAICC commercial automobile policy covers fleets of four or fewer vehicles. NAICC does not insure long-haul truckers, trucks hauling logs, gasoline or similar higher hazard operations. The current average annual premium of the policies in force is approximately $2,700.

     Net written premiums were $29.7 million, $27.9 million and $29.8 million in 1999, 1998 and 1997, respectively for all private passenger automobile programs. Net written premiums were $21.9 million, $26.3 million and $29.8 million in 1999, 1998 and 1997, respectively, for the non-standard private passenger automobile program. Until January 1, 1999, NAICC ceded 25 percent of its California non-standard private passenger automobile business to a major reinsurance company under a quota share reinsurance agreement. Effective January 1, 1999, the ceding percentage was reduced to 10%. NAICC's Oregon and Washington non-standard automobile, California preferred automobile, and its commercial automobile businesses as are reinsured on an excess of loss basis, where the company retains the first $250,000 ($150,000 during 1997).

     The decrease in California non-standard private passenger automobile premiums in 1999 was due to increased competition in the California marketplace and a 9% rate reduction taken during 1999. Part of the decrease in its California non-standard automobile business continues to be offset by the expansion of NAICC's non-standard automobile business into Oregon and Washington, and the offering of a preferred automobile program in California. Net written premiums for preferred automobile were $7.8 million and $1.6 million in 1999 and 1998, respectively.

     Net written premiums for commercial automobile were $12.6 million, $13.5 million and $8.8 million in 1999, 1998 and 1997, respectively. The slight decrease in 1999 is attributable to increased competition and selected rate increases in specific markets.

     NAICC writes workers' compensation insurance in California and four other western states. Workers' compensation insurance policies provide coverage for statutory benefits which employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses for vocational rehabilitation. Policies are issued having a term of no more than one year. NAICC's premium volume in workers' compensation has declined significantly in California since 1995 when a new "open rating" law replaced the old workers' compensation "minimum rate" law and fierce price competition immediately followed. Net written premiums for workers' compensation were $13.1 million, $17.2 million, and $17.2 million, in 1999, 1998, and 1997, respectively. In response to developments affecting the market for workers' compensation insurance in California, NAICC has pursued a strategy of aggressively seeking business either in other specialty lines of insurance such as non-standard automobile insurance or in the workers' compensation line in geographic markets believed by NAICC to have greater potential for profitability than California. In furtherance of its strategy to write workers' compensation insurance in markets other than California, in June 1996, NAICC acquired Valor Insurance Company, Incorporated ("Valor"), a Montana-domiciled specialty insurance company that writes workers' compensation insurance policies.

     NAICC does not write any business through managing general agents. Its California non-standard private passenger automobile program, representing 25.2% of net written premiums, is produced through one general agent, and its preferred private passenger automobile program, representing 13.9% of net written premiums, is produced through another general agent.

UNDERWRITING

     Insurers admitted in California are required to obtain approval from the California Department of Insurance of rates and/or forms prior to being used. Many of the states in which NAICC does business have similar requirements. Rates and policy forms are developed by NAICC and filed with the regulators in each of the relevant states, depending upon each state's requirements. NAICC relies upon its own, as well as industry experience, in establishing rates.

     Private passenger automobile policy limits vary by state. In California, non-standard policies provide maximum coverage up to $15,000 per person, $30,000 per accident for liability and bodily injury and $10,000 per accident for property damage. In Arizona, Oregon and Washington, non-standard policies provide minimum coverage of $25,000 per person, $50,000 per accident for liability and bodily injury and $10,000 per accident for property damage, and can provide coverage to a maximum of $250,000 per person, $500,000 per accident for liability and bodily injury and $25,000 per accident for property damage. In general, preferred policies provide coverage to a maximum of $250,000 per person, $500,000 per accident for liability and bodily injury and $25,000 per accident for property damage. The maximum non-standard commercial automobile policy limit provided by NAICC is $1 million bodily injury and property damage combined single limit of liability for each occurrence. Effective January 1, 1998, NAICC retains the first $250,000 bodily injury and property damage combined single limit of liability for each occurrence, with losses in excess of $250,000, per occurrence, being ceded to its reinsurers. Prior to 1998, NAICC retained $150,000.

     Workers' compensation rates, rating plans, policyholder dividend plans and policy forms are developed and filed with the appropriate regulatory agency in each state in which NAICC operates. NAICC relies principally upon rates promulgated by either the Workers' Compensation Insurance Rating Bureau in California or the National Council on Compensation Insurance, the statistical agent for other western states in which NAICC markets insurance. NAICC maintains a disciplined approach to risk selection and pricing. In accordance with this policy, NAICC selects each prospective policyholder based on the characteristics of such risk and establishes premiums based on loss experience and risk exposure. NAICC's pricing policy is not driven by market share considerations.

     NAICC retains the first $500,000 of each workers' compensation loss and has purchased reinsurance for up to $49.5 million in excess of its retention, the first $9.5 million of which are placed with two major reinsurance companies, with the remaining $40 million being provided by 16 other companies. In January 1999 NAICC entered into a workers' compensation reinsurance agreement with Reliance Insurance Company (the "Reliance Agreement") with a term of two years. The Reliance Agreement provided excess of loss coverage down to $10,000 and a 20% quota share below the excess retention resulting in a maximum net loss to NAICC of $18,000 per claim. In the fourth quarter of 1999, NAICC executed an agreement to rescind the Reliance Agreement. The terms of the rescission include the return of amounts paid by NAICC during the nine month period the Reliance Agreement was active plus a settlement fee to terminate the Reliance Agreement. NAICC recognized a gain of $8,317,000 in the fourth quarter as a result of this rescission.

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

     NAICC currently markets its non-standard private passenger automobile insurance in California through one general agent. NAICC writes non-standard private passenger automobile insurance directly through 21 independent agents in Oregon and Washington. NAICC also began a preferred private passenger automobile program in California in February 1998 which is marketed through a second general agent. NAICC markets its non-standard commercial automobile insurance through approximately 800 independent agents located in Arizona, California, Idaho, Nevada, Oregon, Utah and Washington.

     NAICC writes workers' compensation business primarily in the states of California, Oregon, Arizona, Idaho and Montana through more than 650 independent agents. The agency contracts provide authority to bind coverage within specific underwriting guidelines set by NAICC. Valor markets workers' compensation insurance to Montana employers. All business is produced and serviced through its home office in Billings, Montana. NAICC targets employers having operations that are classified as low to moderate hazard and that generally have payrolls under $1 million. Typically, annual premium for employers in this payroll category are less than $25,000. Valor writes workers' compensation for employers of a wide range of hazard classifications, from banks to construction businesses, and targets the larger employers in the state of Montana.

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

     Workers' compensation claims are received, reviewed and processed by NAICC employees located in claims service offices in Long Beach, California. Most of NAICC's policyholders are not of sufficient size or type to make a more specialized managed care approach to medical cost containment more cost effective.

     The California Automobile Assigned Risk Plan provides for state mandated minimum levels of automobile liability coverage to drivers whose driving records, or other relevant characteristics, make it difficult for them to obtain insurance coverage in the voluntary market. NAICC does not expect to receive a material number of assignments arising from this program and does not believe that the assignments will have a material adverse effect on its profitability.

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

     The unpaid loss and LAE related to environmental cleanup is established considering facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Estimates for unknown claims and development of reported claims are included in NAICC's loss and LAE. The liability for development of reported claims is based on estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that NAICC's exposure could be materially in excess of amounts that are currently recorded. Management does not expect that liabilities associated with these types of claims will result in a material adverse effect on future liquidity or financial position. However, liabilities such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates. As of December 31, 1999 and 1998, NAICC's net unpaid losses and LAE relating to environmental claims were approximately $8.3 million and $10.8 million, respectively.

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

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES

      The following table provides a reconciliation of NAICC's unpaid losses and LAE (in thousands):



                                                                     YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------

                                                          1999                  1998                    1997
                                                          ----                  ----                    ----

Net unpaid losses and LAE at January 1                   $77,466           $    85,762             $    97,105

Incurred related to:
    Current year                                          43,301                39,131                  37,142

    Prior years                                            2,491                     -                     940
                                                      ----------           -----------             -----------

    Total incurred                                        45,792                39,131                  38,082
                                                      ----------           -----------             -----------

Paid Related to:

    Current year                                         (16,527)              (16,169)                (13,729)

    Prior years                                          (27,425)              (31,258)                (35,696)
                                                      ----------           -----------             -----------

Total paid                                               (43,952)              (47,427)                (49,425)
                                                      ----------           -----------             -----------

Net unpaid losses and LAE at
    December 31                                           79,306                77,466                  85,762

Plus:  reinsurance recoverables on unpaid
     losses                                               15,628                18,187                  20,185
                                                      ----------           -----------             -----------

Gross unpaid losses and LAE at
    December 31                                       $   94,934           $    95,653             $   105,947
                                                      ==========           ===========             ===========




     The losses and LAE incurred related to prior years is attributable to both claims from lines of business which are in run-off, and its workers' compensation line. NAICC strengthened the unpaid losses and allocated loss adjustment expenses ("ALAE") of pre-1995 businesses written by NAICC from 1988 through 1994 since it has become evident that the legal costs associated with those claims would be greater than previously anticipated. NAICC also increased its bulk unpaid liabilities related to workers' compensation policies, as it has become evident that the legal costs associated with these claims would be greater than previously anticipated.

     The following table indicates the manner in which unpaid losses and LAE at the end of a particular year change as time passes. The first line reflects the liability as originally reported, net of reinsurance, at the end of the stated year. Each calendar year-end liability includes the estimated liability for that accident year and all prior accident years comprising that liability. The second section shows the original recorded net liability as of the end of successive years adjusted to reflect facts and circumstances that are later discovered. The next line, cumulative (deficiency) or redundancy, compares the adjusted net liability amount to the net liability amount as originally established and reflects whether the net liability as originally recorded was adequate to cover the estimated cost of claims or redundant. The third section reflects the cumulative amounts related to that liability that were paid, net of reinsurance, as of the end of successive years.


Analysis of Net Losses and Loss Adjustment Expense ("LAE") Development (dollars in thousands):

                             YEAR ENDED DECEMBER 31
                             ----------------------


                                      1989   1990     1991     1992     1993     1994    1995      1996    1997      1998   1999
                                      ----   ----     ----     ----     ----     ----    ----      ----    ----     ----    ----

  Net unpaid losses and LAE at end of
  year
                                    $ 95,272  $91,870 $ 97,810 $104,825 $119,223 $128,625 $116,294 $97,105 $ 85,762 $ 77,466 $79,306


 Net unpaid losses and LAE re-
 estimated as of:
   One year later                    100,599   92,632   94,364  105,658  119,607  131,748  126,414  98,045   85,762   79,957
   Two years later                   100,143   87,504   99,875  111,063  123,039  141,602  126,796  97,683   85,684
   Three years later                  94,954   89,844  107,945  117,756  136,735  141,787  127,621  98,545
   Four years later                   96,948   95,576  116,018  138,877  140,076  144,491  129,792
   Five years later                  101,537  102,081  136,269  142,423  142,537  146,827
   Six years later                   107,344  119,107  139,493  144,457  144,556
   Seven years later                 122,985  121,161  141,467  145,370
   Eight Years later                 124,749  122,664  142,031
   Nine Years later                  125,801  122,814
   Ten Years later                   125,801

 Cumulative (deficiency) redundancy  (30,529) (30,944) (44,221) (40,545) (25,333) (18,202) (13,498) (1,440)      78   (2,491)

 Cumulative net amounts paid as of:
   One year later                     38,165   31,162   39,131   39,650   42,264   46,582   46,132  35,696   31,317   43,090
   Two years later                    56,876   53,424   63,483   68,025   71,702   80,515   74,543  54,815   43,855
   Three years later                  71,543   66,198   81,485   88,038   95,525  101,726   90,818  63,290
   Four years later                   78,991   75,963   94,238  106,431  110,163  114,424   97,900
   Five years later                   84,980   83,704  108,923  118,136  119,474  119,310
   Six years later                    90,458   95,199  118,397  125,218  122,296
   Seven years later                 100,559  102,886  124,569  126,362
   Eight years later                 107,630  107,726  125,256
   Nine years later                  111,735  108,277
   Ten years later                   111,956



The following table reflects the same information as the preceding table gross of reinsurance (dollars in thousands):



                                                                            Years ended December 31,
                                                     1993       1994        1995        1996        1997        1998        1999
                                                     ----       ----        ----        ----        ----        ----        ----

Gross unpaid losses and LAE at end of year:          $ 137,479  $ 146,330   $ 137,406   $120,651    $ 105,947   $ 95,653    $ 94,934

Gross unpaid losses and LAE re-estimated as of:

      One year later                                   137,898    149,815     149,416    121,787      107,060     99,314
      Two years later                                  141,737    161,731     150,106    121,335      106,543
      Three years later                                158,263    162,246     150,815    122,369
      Four years later                                 162,697    165,111     153,509
      Five years later                                 165,077    168,045
      Six years later                                  167,702

Gross cumulative deficiency:                           (30,223)   (21,715)    (16,103)    (1,718)        (596)    (3,661)

Gross cumulative amount paid as of:

      One year later                                    53,634     53,798      54,901     47,835       36,542     55,245
      Two years later                                   88,930     92,991      92,422     21,794       56,948
      Three years later                                116,605    122,095     110,498     37,092
      Four years later                                 138,924    136,448     124,153
      Five years later                                 148,928    146,803
      Six years later                                  157,196

Gross unpaid losses and LAE latest re-estimate         167,702    168,045     153,509    122,369      106,543     99,314
Reinsurance recoverable latest re-estimate              23,146     21,218      23,718     23,824       20,860     19,357
                                                       ------------------------------------------------------------------
Net unpaid losses and LAE latest re-estimate           144,556    146,287     129,792     98,545       85,684     79,957
                                                       ------------------------------------------------------------------



     The cumulative deficiency as of December 31, 1995 on a net basis of $13.5 million is due to the strengthening of the unpaid losses and ALAE of pre-1980 businesses assumed by NAICC in 1985 and which are in run-off. NAICC increased these run-off claim liabilities by $10 million in 1996. The pre-1980 run-off liabilities include claims relating to environmental clean-up for policies issued prior to 1970.

     The cumulative deficiency on a net basis of $40.5 million and $44.2 million as of December 31, 1992 and 1991, respectively, is also attributable to adverse development of workers' compensation loss experience in the 1990 and 1991 loss years. The California workers' compensation industry, including NAICC, experienced adverse development of those loss years. The adverse development was the result of a significant increase in frequency in workers' compensation claims that was brought on by a downturn in the California economy, an increase in unemployment and a dramatic increase in stress and post-termination claims. The adverse development in 1990 and 1991 was significantly offset by favorable workers' compensation loss experience and development in the 1992 through 1995 loss years.

     Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future. It would not be appropriate to use this cumulative history in the projection of future performance.

REINSURANCE AND REINSURANCE WITH AFFILIATES

     In its normal course of business in accordance with industry practice, NAICC reinsures a portion of its exposure with other insurance companies so as to effectively limit its maximum loss arising out of any one occurrence. Contracts of reinsurance do not legally discharge the original insurer from its primary liability. Estimated reinsurance receivables arising from these contracts of reinsurance are, in accordance with generally accepted accounting principles, reported separately as assets. Premiums for reinsurance ceded by NAICC in 1999 were 14.8 percent of written premiums.

     As of December 31, 1999, General Reinsurance Corporation (GRC), American Reinsurance Company (ARC), and Lloyd's of London (Lloyd's) were the only reinsurers that comprised more than 10 percent of NAICC's reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. At December 31, 1999, NAICC had reinsurance recoverables on paid and unpaid claims of $7.3 million , $3.1 million, and $4.0 million from GRC, ARC, and Lloyd's respectively. GRC and ARC had an A.M. Best rating of A+ or better. The paid and unpaid recoverable amounts ceded to Lloyd's relate to business in run-off and assumed by NAICC. NAICC believes that Equitas has authority to respond on behalf of all of the syndicates underlying the reinsurance contracts with Lloyd's. See Note 2 of the Notes to Consolidated Financial Statements for further information on reinsurance.

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

     NAICC is an insurance company domiciled in the State of California and is regulated by the California Department of Insurance for the benefit of policyholders. The California Insurance Code does not permit the payment of an extraordinary shareholder dividend without prior approval from the Insurance Commissioner. Dividends are considered extraordinary if they exceed the greater of net income or 10% of statutory surplus as of the prior December 31. To the extent that NAICC's unassigned surplus, as defined for dividend purposes, remains negative, NAICC will be prohibited from paying any shareholder dividends during 2000 without prior regulatory approval.

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

     At December 31, 1999, the RBC of NAICC was 288% greater than the Company Action Level. NAICC currently has no plans to take any action designed to significantly affect its RBC level.

                            HOLDING COMPANY BUSINESS

     DHC is a holding company incorporated under the General Corporation Law of the State of Delaware. As of December 31, 1999, DHC had the following material assets and no material liabilities:

      (i) ownership of its MAIC subsidiary, an insurance holding company that owns, directly or indirectly, all of the stock of NAICC, DNIC, DICO, Valor, and two licensed insurance subsidiaries which are expected to commence writing insurance lines in the future; and

      (ii)  approximately $18.1 million in cash and investments.

TAX LOSS CARRYFORWARD

     At the close of 1999, the Company had a consolidated net operating loss carryforward of approximately $1.16 billion for Federal income tax purposes. This number is based upon Federal consolidated income tax losses for the periods through December 31, 1998 and an estimate of the 1999 taxable results. Some or all of the carryforward may be available to offset, for Federal income tax purposes, the future taxable income, if any, of DHC and its wholly-owned subsidiaries. The Internal Revenue Service ("IRS") may attempt to challenge the amount of this net operating loss in the event of a future tax audit. Management believes, based in part upon the views of its tax advisors, that its net operating loss calculations are reasonable and that it is reasonable to conclude that the Company's net operating losses would be available for use by the Company. These tax loss attributes are currently fully reserved, for valuation purposes, on the Company's financial statements. The amount of the deferred asset considered realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

      The Company's net operating tax loss carryforwards will expire, if not used, in the following approximate amounts in the following years (dollars in thousands):

                     Year Ending        Amount of Carryforwards
                     DECEMBER 31,              EXPIRING
                     ------------              --------

                        2000                  $253,098
                        2001                   155,806
                        2002                   142,982
                        2003                    60,849
                        2004                    69,947
                        2005                   106,225
                        2006                    92,355
                        2007                    89,790
                        2008                    31,688
                        2009                    39,689
                        2010                    23,600
                        2011                    19,755
                        2012                    38,255
                        2019                    40,078

     The Company's ability to utilize its net operating tax loss carryforwards would be substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. In an effort to reduce the risk of an ownership change, DHC has imposed restrictions on the ability of holders of five percent or more of the common stock of DHC, par value $0.10 per share ("Common Stock"), to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by DHC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or to convert into Common Stock) might result in an ownership change under the Internal Revenue Code.

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

                                    EMPLOYEES

     As of December 31, 1999, the number of employees of DHC and its consolidated subsidiaries was approximately as follows:

            NAICC                            127
            DHC (holding company only)        11
                                             ---
                                       Total 138

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

     NAICC's headquarters are located in a leased office facility in Rancho Dominguez, California, pursuant to a five-year lease which is scheduled to expire in 2004. In addition, NAICC has entered into short term leases in connection with its operations in various locations on the west coast of the United States. NAICC believes that the foregoing leased facilities are adequate for NAICC's current and anticipated future needs.

     See Note 10 of the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     NAICC is a party to various legal proceedings which are considered routine and incidental to its insurance business and are not material to the financial condition and operation of such business.

     Danielson Reinsurance Corporation ("Danielson Re"), an indirect wholly owned subsidiary of DHC (the "Registrant"), is the grantor of the Mission Reinsurance Corporation Trust (the "Trust"). The Trust was one of several created in connection with the insolvency and reorganization of Mission Insurance Group, Inc. and its subsidiaries from which the Company emerged. In connection with the liquidation of the Trust by the Missouri Department of Insurance (the "Insurance Department"), a surplus existed from which the Insurance Department sought to pay interest to the claimants of the Trust. DHC challenged the Insurance Department's plan to pay interest in the Circuit Court of Jackson County, Missouri, which is overseeing the liquidation of the Trust, arguing that any surplus belonged to Danielson Re as the grantor of the Trust. The Circuit Court upheld the plan and DHC appealed that decision.

     On June 22, 1999, the Missouri Court of Appeals reversed the decision of the Circuit Court and remanded the matter to the Circuit Court, ruling that no interest can be paid to claimants of insolvent insurance companies under the Missouri Insurance Code. As a result of that decision, Danielson Re would have been entitled to any surplus remaining in the Trust after payment of all claims and expenses of the Trust, which was believed to approximate $14 million. The Insurance Department appealed the decision of the Court of Appeals to the Missouri Supreme Court, which reversed the decision of the Court of Appeals. As a result, the Insurance Department is permitted to pay interest on claims, and it is anticipated that there will be no surplus remaining in the Trust after payment of the interest.

     See Note 11 of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         "Stock Market Prices" on page 26 of DHC's 1999 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

         On December 29, 1999, the Company sold, for aggregate cash consideration of $4,162,500, 900,000 newly issued shares of Common Stock. The sale was a private placement to 18 accredited investors made pursuant to Regulation D under the Securities Act of 1933. Brokerage commissions of $54,000 were paid to M.J. Whitman, Inc., an affiliate of DHC, in connection with the placement of certain of those shares by M.J. Whitman, Inc.

ITEM 6.  SELECTED FINANCIAL DATA.

         "Selected Consolidated Financial Data" on page 2 of DHC's 1999 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 8 of DHC's 1999 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         "Market Risk" on pages 5 through 7 of DHC's 1999 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of DHC and its subsidiaries, together with the Notes thereto, and "Quarterly Financial Data," included on pages 9 through 12, 13 through 24, and 26, respectively, of DHC's 1999 Annual Report to Stockholders (included as an exhibit hereto), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.

     The Directors of DHC are listed on the following pages with brief statements of their principal occupations and other information. A listing of the Directors' and officers' beneficial ownership of Common Stock appears on subsequent pages under the heading "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." All of the Directors were elected to their present terms of office by the stockholders at the Annual Meeting of Stockholders of DHC held on July 20, 1999. The term of office of each Director continues until the election of Directors to be held at the next Annual Meeting of Stockholders or until his successor has been elected. There is no family relationship between any Director and any other Director or executive officer of DHC.

     DHC, Martin J. Whitman and SZ Investments, LLC ("SZ") have entered into an agreement pursuant to which, as long as SZ continues to directly or indirectly own at least 1,000,000 shares of Common Stock, (i) SZ will have the right to continue to nominate two members of DHC's Board of Directors (which nominees were Samuel Zell and William Pate) and (ii) Mr. Whitman has agreed to vote and use his best efforts to cause to be voted the shares of Common Stock owned or controlled by him in favor of SZ's designees. In addition, SZ has agreed that, so long as Mr. Whitman directly or indirectly owns 500,000 shares of Common Stock and Mr. Whitman continues to be affiliated with Third Avenue Funds and Whitman Heffernan & Rhein Workout Fund, L.P. in the same or substantially similar manner as his current affiliation (so long as such entities continue to exist), SZ will vote the shares owned by it for the election of Mr. Whitman and one other designee of Mr. Whitman (which nominee was David Barse).

     The information set forth below concerning the Directors has been furnished by such Directors to DHC.


                                                                                  DIRECTOR
DIRECTOR                 AGE   PRINCIPAL OCCUPATION                                 SINCE
--------                 ---   --------------------                                 -----

Martin J. Whitman        75    Chief Executive Officer of the Company                1990

David M. Barse           37    President and Chief Operating Officer of the          1996
                               Company

Samuel Zell              58    Chairman of Equity Group Investments, L.L.C.          1999

Eugene M. Isenberg       70    Chairman of the Board and Chief  Executive            1990
                               Officer of Nabors Industries, Inc.

Joseph F. Porrino        55    Counselor to the President of New School              1990
                               University;  Senior Consultant, Powers Global
                               Strategies, LLC

Frank B. Ryan            63    Professor of Mathematics at Rice University           1990

Wallace O. Sellers       70    Vice Chairman and Director of Enhance Financial       1995
                               Services Group, Inc.



Stanley J. Garstka       56    Deputy  Dean  and Professor in the Practice of        1996
                               Management at Yale University School of
                               Management

William Pate             36    Director  of  Mergers  and  Acquisitions of Equity    1999
                               Group Investments, L.L.C.


     Mr. Whitman is the Chief Executive Officer and a Director of the Company. Since 1974, Mr. Whitman has been the President and controlling stockholder of M.J. Whitman & Co., Inc. (now known as Martin J. Whitman & Co., Inc.) ("MJW&Co") which, until August 1991, was a registered broker-dealer. From August 1994 to December 1994, Mr. Whitman served as the Managing Director of M.J. Whitman, L.P. ("MJWLP"), then a registered broker-dealer which succeeded to the broker-dealer business of MJW&Co. Since January 1995, Mr. Whitman has served as the Chairman (and, until June 1995, as President and until July 1999 as Chief Executive Officer) of M. J. Whitman, Inc. ("MJW"), which succeeded at that time to MJWLP's broker-dealer business. Also since January 1995, Mr. Whitman has served as the Chairman (and, until July 1999 Chief Executive Officer) of M.J. Whitman Holding Corp. ("MJWHC"), the parent of MJW and other affiliates. Since March 1990, Mr. Whitman has been the Chairman of the Board, Chief Executive Officer and a Trustee (and, from January 1991 to May 1998, the President) of Third Avenue Trust and its predecessor, Third Avenue Value Fund, Inc. (together with its predecessor, "Third Avenue Trust"), an open-end management investment company registered under the Investment Company Act of 1940 (the "40 Act") and containing three investment series of which he is a trustee. Since July 1999, Mr. Whitman has been the Chairman of the Board, Chief Executive Officer and a Trustee of Third Avenue Variable Series Trust ("Variable Trust"), an open-end management investment company registered under the 40 Act and containing one investment series. Since March 1990, Mr. Whitman has been Chairman of the Board and Chief Executive Officer (and, until February 1998, the President) of EQSF Advisers, Inc. ("EQSF"), the investment adviser of Third Avenue Trust and Variable Trust. Until April 1994, Mr. Whitman also served as the Chairman of the Board, Chief Executive Officer and a Director of Equity Strategies Fund, Inc., previously a registered investment company. Mr. Whitman is a Managing Director of Whitman Heffernan Rhein & Co., Inc. ("WHR"), an investment and financial advisory firm which he helped to found during the first quarter of 1987 and which ceased operations in December, 1996. Since March 1991, Mr. Whitman has served as a Director of Nabors Industries, Inc. ("Nabors"), a publicly-traded oil and gas drilling company listed on the American Stock Exchange ("AMEX"). Since August, 1997, Mr. Whitman has served as a director of Tejon Ranch Co., an agricultural and land management company listed on the New York Stock Exchange ("NYSE"). From March 1993 through February 1996, Mr. Whitman served as a director of Herman's Sporting Goods, Inc., a retail sporting goods chain, which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on April 26, 1996. Mr. Whitman also serves as a Director of the Company's subsidiaries, including National American Insurance Company of California ("NAICC") and KCP Holding Company ("KCP"). Mr. Whitman co-authored the book THE AGGRESSIVE CONSERVATIVE INVESTOR and is the author of VALUE INVESTING: A BALANCED APPROACH. Mr. Whitman is a Distinguished Faculty Fellow in Finance at the Yale University School of Management ("Yale School of Management"). Mr. Whitman graduated from Syracuse University MAGNA CUM LAUDE in 1949 with a Bachelor of Science degree and received his Masters degree in Economics from the New School for Social Research in 1956. Mr. Whitman is a Chartered Financial Analyst.

     Mr. Barse has been the President, Chief Operating Officer and a Director of the Company since July 1996 and a director of NAICC since August 1996. Since June 1995, Mr. Barse has been the President (and, since July 1999, Chief Executive Officer) of each of MJW and MJWHC. From April 1995 until May 1998 and February 1998, respectively, he was an Executive Vice President and Chief Operating Officer of Third Avenue Trust and EQSF, at which times he assumed the position of President. Since July 1999, Mr. Barse has been the President and Chief Operating Officer of Variable Trust. Mr. Barse joined the predecessors of MJW and MJWHC in December 1991 as General Counsel. Mr. Barse was previously an attorney with the law firm of Robinson Silverman Pearce Aronsohn & Berman LLP. Mr. Barse received a Bachelor of Arts in Political Science from George Washington University in 1984 and a Juris Doctor from Brooklyn Law School in 1987.

     Mr. Zell is the Chairman of the Board of the Company. Mr. Zell is Chairman of Equity Group Investments, L.L.C. ("EGI"), an investment company since 1999 and had been Chairman of the Board of Equity Group Investments, Inc. for more than five years. Mr. Zell is also Chairman of the Board of American Classic Voyages Co., a provider of overnight cruises in the United States; Anixter International Inc., a distributor of electrical and cable products; Capital Trust, Inc., a specialized finance company; Chart House Enterprises, Inc., an owner and operator of restaurants, Davel Communications, Inc., an operator of pay telephones in the United States, and Manufactured Home Communities, an equity real estate investment trust ("REIT") primarily focused on manufactured home communities. Mr. Zell is Chairman of the Board of Trustees of Equity Office Properties Trust, an equity REIT primarily focused on office buildings and Equity Residential Properties Trust, an equity REIT primarily focused on multifamily residential properties. He is a director of Ramco Energy plc, an independent oil company in the United Kingdom.

     Mr. Isenberg, since 1987, has been Chairman and Chief Executive Officer of Nabors. Beginning in 1996, Mr. Isenberg commenced his term as a Governor of the AMEX. In 1998, Mr. Eisenberg became a Director of the National Association of Securities Dealers, Inc. and NASDAQ. From 1969 to 1982, Mr. Isenberg was Chairman of the Board and principal stockholder of Genimar Inc., a steel trading and building products manufacturing company. From 1955 to 1968, Mr. Isenberg was employed in various management capacities with the Exxon Corp. Mr. Isenberg graduated from the University of Massachusetts in 1950 with a Bachelor of Arts degree in Economics and from Princeton University in 1952 with a Masters degree in Economics.

     Mr. Porrino has been the Counselor to the President of New School University (the "New School") since February, 1998 and was the Executive Vice President of the New School from September 1991 to February, 1998. Mr. Porrino is also Senior Consultant to Powers Global Strategies, LLC, a government relations and strategic planning firm. Prior to that time, Mr. Porrino was a partner in the New York law firm of Putney, Twombly, Hall & Hirson, concentrating his practice in the area of labor law. Mr. Porrino received a Bachelor of Arts degree from Bowdoin College in 1966, and was awarded a Juris Doctor degree from Fordham University School of Law in 1970.

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

     Mr. Pate has served as a director of Mergers and Acquisitions for EGI or its predecessor since February 1994. Mr. Pate serves on the Board of Directors of CNA Surety Corporation. Prior to February 1994, Mr. Pate was an associate at Credit Suisse First Boston.

EXECUTIVE OFFICERS.

         The executive officers of DHC are as follows:

NAME                    AGE              PRINCIPAL POSITION WITH REGISTRANT
----                    ---              ----------------------------------

Martin J. Whitman         75             Chief Executive Officer and a Director

David M. Barse            37             President, Chief Operating Officer
                                         and a Director

Michael T. Carney         46             Chief Financial Officer and Treasurer

Ian M. Kirschner          44             General Counsel and Secretary


     For additional information about Messrs. Whitman and Barse, see "DIRECTORS" above.

     Mr. Carney was the Chief Financial Officer ("CFO") of DHC from August 1990 until March 1996 and has been the CFO of the Company and a director of NAICC since August 1996. Since 1990, Mr. Carney has served as Treasurer and CFO of Third Avenue Trust and EQSF and, since 1989, as CFO of MJW&Co., and MJW and MJWHC and their predecessors. Since July 1999, Mr. Carney has served as Treasurer and CFO of Variable Trust. From 1990 through April 1994, Mr. Carney also served as CFO of Carl Marks Strategic Investments, L.P.; from 1989 through December, 1996 Mr. Carney served as CFO of WHR; and from 1989 through April 1994, Mr. Carney served as Treasurer and CFO of Equity Strategies Fund. From 1988 to 1989, Mr. Carney was the Director of Accounting of Smith New Court, Carl Marks, Inc., and, from 1986 to 1988, Mr. Carney served as the Controller of Carl Marks & Co., Inc. Mr. Carney graduated from St. John's University in 1981 with a Bachelor of Science degree in Accounting.

     Mr. Kirschner has been the General Counsel and Secretary of DHC since August 1996. Mr. Kirschner has also served as General Counsel and Secretary of MJWHC and MJW since January 1996, of Third Avenue Trust and EQSF since January 1997 and of Variable Trust since July 1999. From February 1993 to June 1995, Mr. Kirschner was a Vice President, the General Counsel and Secretary of 2 I Inc., a then NASDAQ Small-Cap listed holding company. Mr. Kirschner has been practicing law since 1979, and was Of Counsel to Morgan, Lewis & Bockius, from October, 1990 to October, 1992. Mr. Kirschner obtained a Bachelor of Arts degree from the State University of New York at Binghamton in 1976 and a Juris Doctor from Boston University School of Law in 1979.

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

     To DHC's knowledge, based solely upon review of the copies of such reports furnished to DHC and written representations that no other reports were required, except for one Form 4 with respect to each of Mr. Pate, Mr. Barse, Mr. Carney and Mr. Kirschner, each of which was filed within two days of the required filing date, and one Form 4 with respect to SZ Investments, LLC not involving a transaction, all Section 16(a) filing requirements applicable to DHC's officers, Directors and greater than ten percent beneficial owners were complied with for the fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table presents certain information relating to compensation paid by DHC for services rendered in 1999 by the Chief Executive Officer and each other executive officer of DHC who had cash compensation for such year in excess of $100,000. Only those columns which call for information applicable to DHC or the individual named for the periods indicated have been included in such table.

                                                                                        LONG TERM
                                                           ANNUAL COMPENSATION         COMPENSATION
                                                         --------------------------    ------------
                                                                                          AWARDS
                                                                                       ------------
                                                                                        SECURITIES
                                                                                        UNDERLYING   ALL OTHER
                                                         YEAR   SALARY (a)    BONUS       OPTIONS   COMPENSATION
NAME AND PRINCIPAL POSITION                                      ($)           ($)          (#)        ($)
----------------------------------------------------------------------------------------------------------------
Martin J. Whitman                                       1999   $ 200,000      -0-          -0-         -0-
CHAIRMAN OF THE BOARD & CHIEF EXECUTIVE OFFICER         1998   $ 200,000      -0-          -0-         -0-
                                                        1997   $ 200,000      -0-          -0-         -0-
----------------------------------------------------------------------------------------------------------------

David M. Barse                                          1999   $ 75,000    $ 80,000       50,000       -0-
PRESIDENT AND CHIEF OPERATING OFFICER                   1998   $ 75,000       -0-         50,000       -0-
                                                        1997   $ 75,000       -0-         50,000       -0-
----------------------------------------------------------------------------------------------------------------

Michael Carney                                          1999   $ 75,000    $ 40,000       25,000       -0-
TREASURER AND CHIEF FINANCIAL OFFICER                   1998   $ 75,000       -0-         35,000       -0-
                                                        1997   $ 75,000       -0-         35,000       -0-
----------------------------------------------------------------------------------------------------------------

OPTION/SAR GRANTS IN LAST FISCAL YEAR



            The following table presents certain information relating to the grants of stock options made during 1999 to the named executive officers of DHC. The options were granted under DHC's 1995 Stock and Incentive Plan. Pursuant to rules of the Securities and Exchange Commission, the table also shows the value of


--------
a Amounts shown indicate cash compensation earned and received by executive officers in the year shown. Executive officers also participate in DHC group health insurance.

the options granted at the end of the option term if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. Only those tabular columns which call for information applicable to DHC or the named individuals have been included in such table.



----------------------------------------------------------------------------------------------------
                                                                               POTENTIAL REALIZABLE
                                                                                  VALUE AT ASSUMED
                                                                                   ANNUAL RATES OF
                                                                                     STOCK PRICE
                                                                                  APPRECIATION FOR
                                  INDIVIDUAL GRANTS                                  OPTION TERM
----------------------------------------------------------------------------------------------------
                     NUMBER OF       PERCENT OF
                    SECURITIES          TOTAL
                    UNDERLYING       OPTIONS/SARS
                     OPTIONS/         GRANTED TO
                      SARS           EMPLOYEES IN    EXERCISE OR     EXPIRATION
                    GRANTED          FISCAL YEAR     BASE PRICE         DATE
NAME                  (#)(1)                           ($/Sh)                      5%($)     10%($)
----------------------------------------------------------------------------------------------------
Martin J. Whitman     -0-                  -               -             -            -        -
-----------------------------------------------------------------------------------------------------
David M. Barse        50,000             35.1            5.3125        12/8/09     167,050   423,338
-----------------------------------------------------------------------------------------------------
Michael Carney        25,000             17.5            5.3125        12/8/09      83,525   211,669
----------------------------------------------------------------------------------------------------


(1) One-half of these options become exercisable on June 8, 2000 and one-third of the balance of the options become exercisable on each of the first three anniversaries of the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

     The following table presents certain information relating to the value of unexercised stock options as of the end of 1999, on an aggregated basis, owned by the named executive officers of DHC as of the last day of the fiscal year. Such officers did not exercise any of such options during 1999. Only those tabular columns which call for information applicable to DHC or the named individuals have been included in such table.


----------------------------------------------------------------------------------------------
                    NUMBER OF SECURITIES                      VALUE OF UNEXERCISED IN-THE-
                   UNDERLYING UNEXERCISED                             MONEY OPTIONS
                 OPTIONS AT FISCAL YEAR-END                        AT FISCAL YEAR-END
                             (#)                                           ($)
----------------------------------------------------------------------------------------------
NAME                EXERCISABLE         UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----------------------------------------------------------------------------------------------
Martin J. Whitman    210,000                 -0-            $ 577,500              -0-
----------------------------------------------------------------------------------------------
David M. Barse       150,000                 50,000         $ 107,812.50       $ 21,875
----------------------------------------------------------------------------------------------
Michael Carney       120,000                 25,000         $ 76,406.25        $ 10,937.50
----------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

     During 1999, each Director who was not an officer or employee of the Company or its subsidiaries received compensation of $2,500 for each Board meeting attended, whether in person or by telephone. For attendance at Board meetings during 1999, each of Mr. Porrino, Dr. Ryan, Mr. Garstka, Mr. Sellers, and Mr. Isenberg received $12,500 and each of Mr. Zell and Mr. Pate received $5,000, plus, in each case, reimbursement of reasonable expenses. Directors who are officers or employees of the Company or its subsidiaries receive no fees for service on the Board. No attendance fee is paid to any Directors with respect to any committee meetings.

AGREEMENTS WITH EXECUTIVE OFFICERS

     Effective April 14, 1999, the Company entered into written two-year employment agreements with David Barse, President, and Michael Carney, Chief Financial Officer. The agreements provide for the payment of base salary to each of Mr. Barse and Mr. Carney of not less than $75,000. If either executive officer's employment is terminated by the Company without cause (as defined), the Company is required to pay to him an amount equal to the balance of his base salary for the remainder of the term of the agreement plus, if he received a bonus with respect to the prior fiscal year, an amount equal to that bonus (or pro-rated portion thereof).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, none of the persons who served as members of the Compensation Committee of DHC's Board of Directors also was, during that year or previously, an officer or employee of DHC or any of its subsidiaries or had any other relationship requiring disclosure herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Common Stock as of March 21, 2000 of (a) each Director, (b) each executive officer, and (c) each person known by DHC to own beneficially more than five percent of the outstanding shares of Common Stock. DHC believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares reflected as being beneficially owned by them.


                                      AMOUNT AND NATURE OF
                                      BENEFICIAL OWNERSHIP       PERCENT OF CLASS (1)
                                      --------------------      --------------------

PRINCIPAL STOCKHOLDERS

SZ Investments, LLC                     4,002,568 (2)(3)                19.5
2 N. Riverside Plaza
Chicago, IL 60606

Commissioner of Insurance               1,803,235 (2)(4)                 9.8
  of the State of California
c/o Richard Krenz
Chief of Staff
Mission Insurance Companies' Trusts
3333 Wilshire Boulevard - 3rd Floor
Los Angeles, CA  90010

Martin J. Whitman                       2,321,941 (2)(5)(6)(7)          12.4
c/o Danielson Holding Corporation
767 Third Avenue
New York, NY  10017-2023

James P. Heffernan                      1,372,980 (2)(6)(7)              7.3
RR 1, Box 31D
Millbrook, NY  12545

Whitman Heffernan & Rhein Workout       1,054,996 (2)                        5.7
     Fund, L.P.
c/o WHR Management Company, L.P.
RR 1, Box 31D
Millbrook, NY  12545


OFFICERS AND DIRECTORS

Martin J. Whitman                       2,321,941 (2)(5)(6)(7)              12.4

David M. Barse                            150,000 (8)                        *

Samuel Zell                             4,002,568 (9)                       19.5

Joseph F. Porrino                          56,667 (10)                       *

Frank B. Ryan                              48,667 (10)                       *

Eugene M. Isenberg                         69,924 (11)                       *

Wallace O. Sellers                         50,000 (12)                       *

Stanley J. Garstka                         51,008 (13)                       *

William Pate                               20,000                            *

Michael Carney                            120,000 (14)                       *

Ian M. Kirschner                           21,500 (15)                       *

All Officers and Directors
  as a Group (11 persons)               6,912,275 (16)                     32.6

-----------------------------
* Percentage of shares beneficially owned does not exceed one percent of the outstanding Common Stock.

(1) Share percentage ownership is rounded to nearest tenth of one percent and reflects the effect of dilution as a result of outstanding options and warrants to the extent such options and warrants are, or within 60 days will become, exercisable. As of March 21, 2000 (the date as of which this table was prepared), there were exercisable options outstanding to purchase 1,572,717 shares of Common Stock and an exercisable warrant to purchase 2,002,568 shares of Common Stock. Shares underlying any option or warrant which was exercisable on March 21, 2000 or becomes exercisable within the next 60 days are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option or warrant.

(2) In accordance with provisions of DHC's Certificate of Incorporation, all certificates representing shares of Common Stock beneficially owned by holders of five percent or more of the Common Stock are owned of record by DHC, as escrow agent, and are physically held by DHC in that capacity.

(3) Includes shares underlying a Warrant to purchase 2,002,568 shares of Common Stock at an exercise price of $4.74391 per share.

(4) Beneficially owned by the Commissioner of Insurance of the State of California in his capacity as trustee for the benefit of holders of certain deficiency claims against certain trusts which assumed liabilities of certain present and former insurance subsidiaries of the Company.

(5) Includes 803,669 shares beneficially owned by Third Avenue Value Fund ("TAVF"), an investment company registered under the Investment Company Act of 1940; 104,481 shares beneficially owned by Martin J. Whitman & Co., Inc. ("MJW&Co"), a private investment company; and 73,558 shares beneficially owned by Mr. Whitman's wife and three adult family members. Mr. Whitman controls the investment adviser of TAVF, and may be deemed to own beneficially a five percent equity interest in TAVF. Mr. Whitman is the principal stockholder in MJW&Co, and may be deemed to own beneficially the shares owned by MJW&Co. Mr. Whitman disclaims beneficial ownership of the shares of Common Stock owned by TAVF and Mr. Whitman's family members.

(6) Includes 1,054,996 shares of Common Stock beneficially owned by Whitman Heffernan & Rhein Workout Fund, L.P. ("WHR Fund"), an investment limited partnership. Each of Messrs. Whitman and Heffernan is a general partner of the partnership that is the general partner of WHR Fund. Each disclaims beneficial ownership of the shares owned by the WHR Fund.

(7) Includes shares underlying currently exercisable options to purchase an aggregate of 210,000 shares of Common Stock at an exercise price of $3.00 per share.

(8) Includes shares underlying currently exercisable options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.6875 per share, 50,000 shares of Common Stock at an exercise price of $7.0625 per share, and 50,000 shares of Common Stock at an exercise price of $3.65625 per share. Does not include shares underlying options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.3125 per share which are not currently exercisable nor become exercisable within the next 60 days.

(9) Includes 2,000,000 shares of Common Stock owned by SZ Investments, L.L.C. ("SZ"), a company controlled by Mr. Zell, and 2,002,568 shares of Common Stock issuable upon exercise of a Warrant owned by SZ.

(10) Includes shares underlying currently exercisable options to purchase an aggregate of 46,667 shares of Common Stock at an exercise price of $3.63 per share.

(11) Includes 20,088 shares owned by Mentor Partnership, a partnership controlled by Mr. Isenberg, and 28 shares owned by Mr. Isenberg's wife. Also includes shares underlying currently exercisable options to purchase an aggregate of 46,666 shares of Common Stock at an exercise price of $3.63 per share.

(12) Includes shares underlying currently exercisable options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $7.00 per share.

(13) Includes shares underlying currently exercisable options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $5.50 per share.

(14) Includes shares underlying currently exercisable options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.6875 per share, 35,000 shares of Common Stock at an exercise price of $7.0625 per share, and 35,000 shares of Common Stock at an exercise price of $3.65625 per share. Does not include shares underlying options to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $5.3125 per share which are not currently exercisable nor become exercisable within the next 60 days.

(15) Includes shares underlying currently exercisable options to purchase an aggregate of 5,000 shares of Common Stock at an exercise price of $5.6875 per share, 5,000 shares of Common Stock at an exercise price of $7.0625 per share and 10,000 shares of Common Stock at an exercise price of $3.65625 per share. Does not include shares underlying options to purchase an aggregate of 10,000 shares of Common Stock at an exercise price of $5.3125 per share which are not currently exercisable nor become exercisable within the next 60 days.

(16) In calculating the percentage of shares owned by officers and Directors as a group, the shares of Common Stock underlying all options which are beneficially owned by officers and Directors and which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     DHC shares certain personnel and facilities with several affiliated and unaffiliated companies (including M.J. Whitman, Inc., a broker-dealer of which Mr. Whitman is the Chairman and Mr. Barse is the President and Chief Executive Officer), and certain expenses are allocated among the various entities. Personnel costs are allocated based upon actual time spent on DHC's business or upon fixed percentages of compensation. Costs relating to office space and equipment are allocated based upon fixed percentages. Inter-company balances are reconciled and reimbursed on a monthly basis.

     In connection with the purchase of Common Stock by SZ, DHC has entered into a non-exclusive investment advisory agreement with Equity Group Investments, LLC ("EGI"), a company controlled by Mr. Zell, pursuant to which EGI has agreed to provide, at the request of DHC, certain investment banking services to the Company in connection with potential transactions. In the event that any transaction is consummated for which the Acquisition Committee of DHC's Board of Directors determines that EGI provided material services, DHC will pay to EGI a fee in the amount of 1% of the consideration paid by DHC in connection with such transaction. Mr. Zell and Mr. Pate are members of the Acquisition Committee, along with Mr. Whitman and Mr. Barse. DHC has also agreed to reimburse, upon request, EGI's out-of-pocket expenses related to the investment advisory agreement.

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

          (a)  The following documents are filed as a part of this Report:

               (1) Financial Statements -- see Index to Consolidated Financial Statements and Financial Statement Schedules appearing on Page F-1.

               (2)  Financial  Statement  Schedules -- see Index to Consolidated
                    Financial   Statements  and  Financial  Statement  Schedules
                    appearing on Page F-1.

               (3)  Exhibits:


EXHIBIT NO. (1)      NAME OF EXHIBIT
---------------      ---------------


                  ORGANIZATIONAL DOCUMENTS:
                  ------------------------

3.1               Restated Certificate of Incorporation of Registrant.
                  (To be included herewith at page 37)

3.2               Bylaws of Registrant.
                  (To be included herewith at page 41)


                  MATERIAL CONTRACTS--MISCELLANEOUS:
                  ---------------------------------

10.1  *           Stock  Purchase  and Sale  Agreement  dated as of April  14,
                  1999  between   Samstock,   L.L.C.  and  Danielson   Holding
                  Corporation.  (Filed  with  Report on Form 10-Q  dated  June
                  30, 1999, Exhibit 10.1.)

10.2  *           Amendment  No. 1,  Assignment  and Consent to  Assignment of
                  Stock  Purchase and Sale  Agreement  dated May 7, 1999 among
                  Samstock,  L.L.C.,  S.Z.  Investments,  L.L.C. and Danielson
                  Holding  Corporation.  (Filed with Report on Form 10-Q dated
                  June 30, 1999, Exhibit 10.2.)

10.3  *           Investment  Agreement  dated  as of  April  14,  1999  among
                  Danielson Holding Corporation,  Samstock,  L.L.C. and Martin
                  J.  Whitman.  (Filed with Report on Form 10-Q dated June 30,
                  1999, Exhibit 10.3.)

10.4  *           Assignment   and  Consent  to   Assignment   of   Investment
                  Agreement  dated  May  7,  1999  among   Danielson   Holding
                  Corporation,   Martin  J.  Whitman  and  S.Z.   Investments,
                  L.L.C..  (Filed  with  Report  on Form 10-Q  dated  June 30,
                  1999, Exhibit 10.4.)

10.5  *           Letter  Agreement  dated April 14, 1999 between Equity Group
                  Investments,   L.L.C.  and  Danielson  Holding  Corporation.
                  (Filed  with  Report  on Form  10-Q  dated  June  30,  1999,
                  Exhibit 10.5.)

10.6  *           Amendment  dated  June 2,  1999 to  letter  agreement  dated
                  April 14, 1999 between Equity Group Investments,  L.L.C. and
                  Danielson  Holding  Corporation.  (Filed with Report on Form
                  10-Q dated June 30, 1999, Exhibit 10.6.)

                  MATERIAL CONTRACTS--EXECUTIVE  COMPENSATION PLANS AND
                  ARRANGEMENTS:
                  --------------------------------------------------------------

10.7  *           1990 Stock Option Plan. (Filed with  Report  on Form 8-K dated
                  September 4, 1990, Exhibit 10.8.)

10.8  *           1995 Stock and  Incentive  Plan.  (Included as Exhibit
                  A to Proxy Statement filed on March 30, 1995.)

10.9  *           Employment  Agreement  dated  April 14,  1999  between
                  Danielson   Holding   Corporation   and  David  Barse.
                  (Filed with  Report on Form 10-Q dated June 30,  1999,
                  Exhibit 10.7.)

10.10 * Employment Agreement dated April 14, 1999 between Danielson Holding Corporation and Michael Carney. (Filed with Report on Form 10-Q dated June 30, 1999,
                  Exhibit 10.8.)


-------------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

* Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                  ANNUAL REPORT TO SECURITY-HOLDERS:
                  ---------------------------------

13.1              1999 Annual Report of Danielson  Holding  Corporation.
                  (To be included herewith at page 51.)

                  SUBSIDIARIES:
                  ------------

21    *           Subsidiaries of Danielson Holding Corporation.  (Filed with
                  Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit 21.)

                  CONSENT OF EXPERTS
                  ------------------

23                Consent of KPMG, LLP.
                  (To be included herewith at page 80)


         (b) During the quarter ended December 31, 1999 for which this Report is filed, DHC filed no reports on Form 8-K.

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

                                          DANIELSON HOLDING CORPORATION
                                                      (Registrant)



                                          By /s/ Martin J. Whitman
                                                --------------------------------
                                                Martin J. Whitman
                                                Chief Executive Officer

Date: March 27, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Danielson Holding Corporation and in the capacities and on the dates indicated.

Date: March 27, 2000                      By /s/ MARTIN J. WHITMAN
                                             -----------------------------------
                                                Martin J. Whitman
                                                Chief Executive Officer and a
                                                Director

Date: March 27, 2000                      By /s/ DAVID M. BARSE
                                             -----------------------------------
                                                David M. Barse
                                                President and Chief Operating
                                                Officer and a Director

Date: March 27, 2000                      By /s/ MICHAEL T. CARNEY
                                             -----------------------------------
                                                Michael T. Carney
                                                Chief Financial Officer

Date: March 27, 2000                      By /s/ SAMUEL ZELL
                                             -----------------------------------
                                                Samuel Zell
                                                Chairman of the Board Director

Date: March 27, 2000                      By /s/ JOSEPH F. PORRINO
                                             -----------------------------------
                                                Joseph F. Porrino
                                                Director

Date: March 27, 2000                      By /s/ FRANK B. RYAN
                                             -----------------------------------
                                                Frank B. Ryan
                                                Director

Date: March 27, 2000                      By /s/ EUGENE M. ISENBERG
                                             -----------------------------------
                                                Eugene M. Isenberg
                                                Director

Date: March 27, 2000                      By /s/ WALLACE O. SELLERS
                                             -----------------------------------
                                                Wallace O. Sellers
                                                Director

Date: March 27, 2000                      By /s/ STANLEY J. GARSTKA
                                             -----------------------------------
                                                Stanley J. Garstka
                                                Director

Date: March 27, 2000                      By /s/ WILLIAM PATE
                                             -----------------------------------
                                                William Pate
                                                Director

                                               DANIELSON HOLDING CORPORATION

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                              PAGE NUMBER

Independent Auditors' Report..............................................................................      F-2

Danielson Holding Corporation and Consolidated Subsidiaries:

    Statements of Operations -      For the years ended December 31, 1999, 1998 and 1997..................       *

    Balance Sheets - December 31, 1999 and 1998...........................................................       *

    Statements of Stockholders' Equity -     For the years ended December 31, 1999, 1998 and 1997                *

    Statements of Cash Flows -  For the years ended December 31, 1999, 1998 and 1997......................       *

    Schedule II -    Condensed Financial Information of the Registrant....................................      S-1-3

    Schedule V -     Valuation and Qualifying Accounts....................................................      S-4

    Schedule III -   Supplemental Information Concerning Property-Casualty
     and VI          Insurance Operations.................................................................      S-5


    Schedules other than those listed above are omitted because either they are not applicable or not required or the information required is included in the Company's Consolidated Financial Statements.

----------
    * Incorporated by reference to DHC's 1999 Annual Report to Stockholders.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Danielson Holding Corporation:



         Under date of March 7, 2000, we reported on the consolidated balance sheets of Danielson Holding Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

         In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                   /S/      KPMG  LLP
                                                   ----------------------------
                                                            KPMG  LLP




New York, New York
March 7, 2000



                                                                     SCHEDULE II

                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                              (Parent Company Only)

                            STATEMENTS OF OPERATIONS
                                 (In thousands)



                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                             1999           1998           1997
                                             ----           ----           ----
REVENUES:
    Net investment income                 $     504       $     429      $     538

    Net realized investment gains                 3                              2
                                          ---------       ---------      ---------

       TOTAL REVENUES                           507             429            540
                                          ---------       ---------      ---------

EXPENSES:

    Employee compensation and benefits        1,251           1,177          1,170

    Professional fees                           379             427            426

    Other general and administrative fees       536             611            615
                                          ---------       ---------      ---------

       TOTAL EXPENSES                         2,166           2,215          2,211
                                          ---------       ---------      ---------

Loss before provision for
    income taxes                             (1,659)         (1,786)        (1,671)

Income tax provision                             78              25             26
                                          ---------       ---------      ---------

Loss before equity in net income of
    subsidiaries                             (1,737)         (1,811)        (1,697)

Equity in net income of subsidiaries          2,992           4,112          6,286
                                          ---------       ---------      ---------


NET INCOME                                $   1,255       $   2,301      $   4,589
                                          =========       =========      =========

                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                              (Parent Company Only)

                                 BALANCE SHEETS
             (In thousands, except share and per share information)



                                                                                         DECEMBER 31,
                                                                                -------------------------
                                                                                 1999                   1998
                                                                                 ----                   ----
ASSETS:
   Cash                                                                    $       103             $        45
   Fixed maturities:
     Available-for-sale at fair value
       (Cost:  $11,513 and $6,684 )                                             11,505                   6,713
   Equity securities (Cost: $560 and $0)                                           531                      --
   Short term investments, at cost which approximates
       fair value                                                                5,961                      40
                                                                           -----------             -----------

         TOTAL CASH AND INVESTMENTS                                             18,100                   6,798

     Investment in subsidiaries                                                 58,146                  56,500
     Accrued investment income                                                      85                      60
     Other assets                                                                  201                     208
                                                                           -----------             -----------

         TOTAL ASSETS                                                      $    76,532             $    63,566
                                                                           ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

     Other liabilities                                                     $       306             $       293
                                                                           -----------             -----------

         TOTAL LIABILITIES                                                         306                     293

     Preferred Stock ($0.10 par value; authorized 10,000,000
       shares; none issued and outstanding)                                         --                      --
     Common Stock ($0.10 par value; authorized 100,000,000
       shares and 20,000,000 shares; issued 18,486,994
       shares and 15,586,994 shares; outstanding
       18,476,265 shares and 15,576,276 shares)                                  1,849                   1,559
     Additional paid-in capital                                                 59,491                  46,673
     Accumulated other comprehensive income (loss)                              (2,098)                   (688)
     Retained earnings                                                          17,050                  15,795
     Treasury stock (Cost of 10,729 shares and 10,718  shares)                     (66)                    (66)
                                                                           -----------             -----------

         TOTAL STOCKHOLDERS' EQUITY                                             76,226                  63,273
                                                                           -----------             -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    76,532             $    63,566
                                                                           ===========             ===========


                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                    --------------------------------
                                                              1999                1998                1997
                                                              ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                             $  1,255           $   2,301           $   4,589
   Adjustments to reconcile net income to
     net cash used in operating activities:
   Net realized investment gains                                (3)                 --                  (2)
   Change in accrued investment income                         (25)                  2                  69
   Depreciation and amortization                               (79)               (252)                (57)
   Equity in net income of subsidiaries                     (2,992)             (4,112)             (6,286)
   Decrease in accrued expenses                                 (1)               (132)               (411)
   Other, net                                                  (15)                (13)                 56
                                                          --------           ---------           ---------
     Net cash used in operating activities                  (1,860)             (2,206)             (2,042)
                                                          --------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments purchased:
   Fixed income maturities available-for-sale              (12,723)            (11,215)             (8,001)
   Equity securities                                          (560)                 --                  --
Proceeds from sales:
   Fixed income maturities available-for-sale                  741               3,412                 951
Investments, matured or called
   Fixed income maturities available-for-sale                7,273              10,037               5,562

Purchases of property and equipment                             (1)                (52)                 --
                                                          --------           ---------           ---------
     Net cash provided by (used in)
       investing activities                                 (5,270)              2,182              (1,488)
                                                          --------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of options
     to purchase Common Stock                                   --                  --                 671
   Retirement of stock options                                  --                  --                (107)
   Proceeds from issuance of Common Stock                   13,109                  --                  --
                                                          --------           ---------           ---------
     Net cash provided by
        financing activities                                13,109                  --                 564
                                                          --------           ---------           ---------
Net increase (decrease) in cash and
     short term investments                                  5,979                 (24)             (2,966)
Cash and short term investments at
     beginning of year                                          85                 109               3,075
                                                          --------           ---------           ---------
CASH AND SHORT TERM INVESTMENTS AT
     END OF YEAR                                          $  6,064           $      85           $     109
                                                          ========           =========           =========

                                                                      SCHEDULE V

                          DANIELSON HOLDING CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)



                                                                       ADDITIONS

                                     BALANCE AT          CHARGED TO COSTS     CHARGED TO                                 BALANCE AT
                                 BEGINNING OF PERIOD       AND EXPENSES     OTHER ACCOUNTS          DEDUCTIONS         END OF PERIOD
                                 -------------------       ------------     --------------          ----------         -------------
Allowance for premiums
   and fees receivable

For the year ended December 31,

                      1997          $     230                $      53        $      20              $    124             $    179
                                    =========                =========        =========              ========              =======
                      1998          $     179                $      29        $      --              $     72             $    136
                                    =========                =========        =========              ========              =======
                      1999          $     136                $     444        $      --              $    306             $    274
                                    =========                =========        =========              ========              =======

Allowance for uncollectable
   reinsurance on paid losses

For the year ended December 31,

                      1997          $     316                $      65        $      --              $      7             $    374
                                    =========                =========        =========              ========              =======
                      1998          $     374                $      --        $      --              $     --             $    374
                                    =========                =========        =========              ========              =======
                      1999          $     374                $      28        $      --              $     --             $    402
                                    =========                =========        =========              ========              =======


Allowance for uncollectable
   reinsurance on unpaid losses

For the year ended December 31,

                      1997          $     425                $      74        $      --              $     --             $    499
                                    =========                =========        =========              ========              =======
                      1998          $     499                $      60        $      --              $     --             $    559
                                    =========                =========        =========              ========              =======
                      1999          $     559                $      --        $      --              $    313             $    246
                                    =========                =========        =========              ========              =======

                                                        SCHEDULES III AND VI

                          DANIELSON HOLDING CORPORATION
                            SUPPLEMENTAL INFORMATION

                CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (in thousands)



                                                                                                   OTHER
          AFFILIATION          DEFERRED    RESERVES FOR UNPAID  DISCOUNT FROM                  POLICY CLAIMS
             WITH             ACQUISITION   CLAIMS AND CLAIM     RESERVES FOR       UNEARNED   AND BENEFITS   NET EARNED  INVESTMENT
          REGISTRANT             COSTS     ADJUSTMENT EXPENSES   UNPAID CLAIMS      PREMIUMS      PAYABLE      PREMIUMS      INCOME
          ----------             -----     -------------------   -------------      --------      -------      --------      ------

       Consolidated
       Property-Casualty
         Entities:

     AS OF AND FOR THE YEAR
        ENDED 12/31/99          $2,522         $   94,934          $     -         $ 16,239             -     $ 54,040     $   7,273
                                ======         ==========          ========        ========      ========     ========     =========

    As of and for the year
        ended 12/31/98          $2,381         $   95,653          $      -        $ 13,705             -     $ 55,411     $   7,745
                                ======         ==========          ========        ========      ========     ========     =========

    As of and for the year
        ended 12/31/97          $1,550         $  105,947          $      -        $ 10,249             -     $ 53,069     $   9,272
                                ======         ==========          ========        ========      ========     ========     =========


                                                                 CLAIMS AND CLAIM
          AFFILIATION                 ADJUSTMENT EXPENSES          AMORTIZATION        OTHER            PAID CLAIMS
             WITH                     INCURRED RELATED TO           OF DEFERRED      OPERATING           AND CLAIM      NET WRITTEN
          REGISTRANT              CURRENT YEAR     PRIOR YEARS   ACQUISITION COSTS    EXPENSES       ADJUSTMENT EXPENSES    PREMIUMS
          ----------              ------------     -----------   -----------------   ---------       -------------------    --------

         Consolidated
       Property-Casualty
          Entities:

    AS OF AND FOR THE YEAR
        ENDED 12/31/99              $ 43,301         $ 2,491         $10,070           $ 3,794             $43,952          $ 56,605
                                    ========         =======         =======           =======             =======          ========

    As of and for the year
        ended 12/31/98              $ 39,131         $    -          $ 9,899           $ 3,401             $47,427          $ 58,880
                                    ========         =======         =======           =======             =======          ========

    As of and for the year
        ended 12/31/97              $ 37,142         $   940         $10,063           $ 3,278             $49,425          $ 55,760
                                    ========         =======         =======           =======             =======          ========