Form 10-Q
period 2000-03-31
DANIELSON HOLDING CORP
filed 2000-05-15
CIK 225648

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

(   )    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                              ------

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

   Registrant's Telephone Number, Including Area Code:(212) 888-0347


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X        No
                          ----         ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                           OUTSTANDING AT MAY 10, 2000
          -----                           ---------------------------
  Common Stock, $0.10 par value              18,476,265 shares

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

           DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share information)
                            (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED MARCH 31,

                                                       2000                1999
                                                      -----                ----

REVENUES:

   Gross premiums earned                            $16,797             $15,363
   Ceded premiums earned                            (1,289)              (2,869)
                                                     ------              ------
   Net premiums earned                               15,508              12,494

   Net investment income                              2,057               1,906
   Net realized investment gains                      3,063                  --
   Other income                                         231                 185
                                                      -----                ----

     TOTAL REVENUES                                  20,859              14,585
                                                     ------              ------

LOSSES AND EXPENSES:

   Gross losses and loss adjustment expenses         11,654              10,609
   Ceded losses and loss adjustment expenses           (386)             (2,137)
                                                      -----         -----------
   Net losses and loss adjustment expenses           11,268               8,472

   Policyholder dividends                                70                 279
   Policy acquisition expenses                        3,909               3,331
   General and administrative expenses                2,136               2,388
                                                     ------              ------

     TOTAL LOSSES AND EXPENSES                       17,383              14,470
                                                     ------              ------

Income before provision for income taxes              3,476                 115
Income tax provision                                     41                  14
                                                      -----                ----

NET INCOME                                           $3,435               $ 101
                                                     ======               =====


EARNINGS PER SHARE OF COMMON STOCK :

Basic                                                $  .19              $  .01
                                                     ======              ======
Diluted                                              $  .18              $  .01
                                                     ======              ======





          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (In thousands, except share information)


                                                                    March 31, 2000  December 31,
                                                                      (UNAUDITED)       1999
                                                                        ---------    ---------
ASSETS:

  Fixed maturities, available for sale at fair value
   (Cost: $124,588 and $113,641)                                         $121,547     $110,841
  Equity securities, at fair value (Cost: $21,744 and $20,614)             24,030       21,316
  Short term investments, at cost which
    approximates fair value                                                 7,943        8,234
                                                                         --------     --------

    TOTAL INVESTMENTS                                                     153,520      140,391

  Cash                                                                         20          105
  Accrued investment income                                                 1,362        1,499
  Premiums and fees receivable, net of allowances
    of $249 and $274                                                       12,440       11,619
  Reinsurance recoverable on paid losses, net of allowances
    of $402 and $402                                                        5,926        6,060
  Reinsurance recoverable on unpaid losses, net of
    allowances of $276 and $246                                            14,826       15,628
  Prepaid reinsurance premiums                                              1,989        1,767
  Property and equipment, net of accumulated depreciation
    of $9,021 and $8,225                                                    1,631        1,762
  Deferred acquisition costs                                                2,789        2,522
  Receivable on reinsurance treaty rescission                                  --       11,459
  Other assets                                                              1,772        1,940
                                                                         --------    ---------

    TOTAL ASSETS                                                         $196,275     $194,752
                                                                         =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Unpaid losses and loss adjustment expenses$                              91,117     $ 94,934
  Unearned premiums                                                        17,709       16,239
  Policyholder dividends                                                      848          814
  Reinsurance premiums payable                                                959          905
  Funds withheld on ceded reinsurance                                       1,677        1,708
  Other liabilities                                                         2,961        3,926
                                                                         --------     --------

    TOTAL LIABILITIES                                                     115,271      118,526

  Preferred stock ($0.10 par value; authorized
    10,000,000 shares; none issued and outstanding)                            --           --
  Common stock ($0.10 par value; authorized
    100,000,000 shares; issued 18,486,994 shares;
    outstanding 18,476,265 shares)                                          1,849        1,849
  Additional paid-in capital                                               59,491       59,491
  Accumulated other comprehensive income (loss)                              (755)      (2,098)
  Retained earnings                                                        20,485       17,050
  Treasury stock (Cost of 10,729 shares)                                      (66)         (66)
                                                                        ---------     --------

    TOTAL STOCKHOLDERS' EQUITY                                             81,004       76,226
                                                                        ---------     --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $196,275     $194,752
                                                                         ========     ========


    See accompanying Notes to Consolidated Financial Statements.

           DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                                                    Comprehensive
                                                                                                Income (Loss) for the
                                                                                             Three Months Ended MARCH 31,
                                                                    MARCH 31, 2000             2000                1999
                                                                    --------------             ----------------------------
COMMON STOCK

  Balance, beginning of year                                       $     1,849
                                                                   -----------
  Balance, end of period                                                 1,849
                                                                   -----------

ADDITIONAL PAID-IN CAPITAL

  Balance, beginning of year                                            59,491
                                                                   -----------
  Balance, end of period                                                59,491
                                                                   -----------

RETAINED EARNINGS

  Balance, beginning of year                                            17,050
  Net income                                                             3,435                 $3,435               $   101
                                                                   -----------                 ------               -------
  Balance, end of period                                                20,485
                                                                   -----------

ACCUMULATED  OTHER  COMPREHENSIVE  INCOME  (LOSS)
  Balance,  beginning  of  year                                         (2,098)
  Net unrealized gain (loss) on available-for-sale securities (1)                               1,343                (1,989)
                                                                                               ------               -------
  Other comprehensive income (loss)                                      1,343                  1,343                (1,989)
                                                                   -----------                 ------               -------
  Total comprehensive income (loss)                                                            $4,778               $(1,888)
                                                                                               ======               =======
  Balance, end of period                                                  (755)
                                                                   -----------

TREASURY STOCK

  Balance, beginning of year                                               (66)
                                                                   -----------
  Balance, end of period                                                   (66)
                                                                   -----------

    TOTAL STOCKHOLDERS' EQUITY                                     $    81,004
                                                                   ===========


COMMON STOCK, SHARES

  Balance, beginning of year                                        18,486,994
                                                                   -----------
  Balance, end of period                                            18,486,994
                                                                   ===========

TREASURY STOCK, SHARES

  Balance, beginning of year                                            10,729
                                                                   -----------
  Balance, end of period                                                10,729
                                                                   ===========
                                                              2000           1999
                                                              ----           ----
(1)   Disclosure of reclassification amount:
          Unrealized holding gains (losses)
            arising during the period                        $4,406        $(1,989)
          Less: reclassification adjustment
            for net gains included in net income             (3,063)            --
                                                             -------       -------
       Net unrealized gains (losses) on securities           $1,343        $(1,989)
                                                             =======       =======

    See accompanying Notes to Consolidated Financial Statements

           DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                 FOR THE THREE
                                                             MONTHS ENDED MARCH 31,
                                                                   2000       1999
                                                             ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations                              $  3,435     $   101
Adjustments to reconcile income from continuing operations
    to net cash provided by operating activities:
Net realized investment gains                                    (3,063)         --
Depreciation and amortization                                       229         175
Change in accrued investment income                                 137        (106)
Change in premiums and fees receivable                             (821)       (338)
Change in reinsurance recoverables                                  135       5,025
Change in reinsurance recoverable on unpaid losses                  802       1,757
Change in prepaid reinsurance premiums                             (222)        236
Change in deferred acquisition costs                               (267)       (139)
Change in unpaid losses and loss adjustment expenses             (3,817)     (5,375)
Change in unearned premiums                                       1,470         646
Change in reinsurance payables and funds withheld                    23       2,066
Change in policyholder dividends payable                             34          50
Change in receivable on reinsurance treaty rescission            11,459          --
Other, net                                                         (845)       (125)
                                                               --------     -------
     Net cash provided by operating activities                    8,689       3,973
                                                               --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales:
  Fixed income maturities available-for-sale                      7,500       5,348
  Equity securities                                               7,700          --

Investments, matured or called:
  Fixed income maturities available-for-sale                      8,053       1,925

Investments, purchased:
  Fixed income maturities available-for-sale                    (26,527)     (9,857)
  Equity securities                                              (5,761)         --

Purchases of property and equipment                                 (30)       (153)
                                                               --------     -------

    Net cash used in investing activities                        (9,065)     (2,737)
                                                               --------     -------

Net increase (decrease) in cash and short term investments         (376)      1,236

Cash and short term investments at beginning of year              8,339       4,157
                                                               --------    --------

Cash and short term investments at end of period               $  7,963     $ 5,393
                                                               ========     =======




    See accompanying Notes to Consolidated Financial Statements.

           DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1)   BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1999.

2)   PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 19,206,214 and 15,731,971 for the three months ended March 31, 2000, and 1999 respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options and warrants. Such average shares were 18,476,265 and 15,576,276 for the three months ended March 31, 2000 and 1999, respectively.

3)   INCOME TAXES

     DHC files a Federal consolidated income tax return with its subsidiaries and certain trusts that assumed various liabilities of certain present and former subsidiaries of DHC. The Company records its interim tax provisions based upon estimated effective tax rates for the year.

     The Company has made provisions for certain state and local taxes. Tax filings for these jurisdictions do not consolidate the activities of the trusts referred to above. For further information, reference is made to Note 8 of the Notes to Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 1999.


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

     This  Management's  Discussion  and  Analysis of  Financial  Condition  and
Results of Operations and the information in Item 3, " Qualitative and Quantitative Disclosures About Market Risk" contain forward-looking statements, including statements concerning capital adequacy, adequacy of reserves, goals, future events and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "believes", "anticipates", "expects", "intends", "plans" and similar expressions. All such statements represent only current estimates or expectations as to future results and are subject to risks and uncertainties which could cause actual results to materially differ from current estimates or expectations. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS".

     2.  RESULTS OF NAICC'S OPERATIONS

     The operations of DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in specialty property and casualty insurance.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     Net premiums earned were $15.5 million and $12.5 million for the three months ended March 31, 2000 and 1999, respectively. The increase in net premiums earned is directly related to the change in net premiums written. Net premiums written were $16.7 million and $13.4 million for the three months ended March 31, 2000 and 1999, respectively.

     The overall $3.3 million increase in net written premiums for 2000 over the comparable period in 1999 is attributable to increased production and decreased reinsurance coverage associated with the rescission of a treaty effective in 1999.

     Net investment income was $1.8 million for both the three months ended March 31, 2000 and 1999. The average portfolio yield on bonds purchased during the three months ended March 31, 2000 have declined slightly from the comparable period in 1999 which offset the increase in invested assets during the quarter ended March 31, 2000. Realized gains increased by $3.1 million from the comparable period in 1999 due primarily to the sale of equity securities.

     Net losses and loss adjustment expenses ("LAE") were $11.3 million and $8.5 million for the three months ended March 31, 2000 and 1999, respectively. The resulting loss and LAE ratios for the corresponding periods were 72.7 percent and 67.8 percent, respectively. The loss and LAE ratio increased in 2000 over 1999 due to the rescission of the Company's workers' compensation treaty that was effective during 1999.

     Policy acquisition costs were $3.9 million and $3.3 million for the three months ended March 31, 2000 and 1999, respectively. As a percentage of net premiums earned, policy acquisition expenses were 25.2 percent and 26.7 percent for the three months ended March 31, 2000 and 1999, respectively. The decrease in the policy acquisition expense ratio in 2000 is due primarily to the overall increase in premium volume while fixed underwriting expenses of policy acquisition costs remained relatively constant.

     General and administrative expenses were $1.5 million and $1.8 million for the three months ended March 31, 2000 and 1999, respectively. General and administrative expenses decreased slightly in 2000 over 1999 due to cost reduction measures initiated at the end of 1999.

     The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 108.6 percent and 111.6 percent for the three months ended March 31, 2000 and 1999, respectively. Net income from insurance operations for the three months ended March 31, 2000 and 1999 was $3.8 million and $0.5 million, respectively. The increase in net income from insurance operations during the first three months of 2000 compared to the same period for 1999 is primarily attributable to realized gains of $3.1 million.

CASH FLOW FROM INSURANCE OPERATIONS

     Cash provided by operations was $9.0 million and $4.2 million for the three months ended March 31, 2000 and 1999, respectively. The increase in cash provided by operations is attributable to the collection of a reinsurance settlement for $11.5 million. Overall cash and invested assets, at market value, at March 31, 2000 were $135.8 million, compared to $122.4 million at December 31, 1999.

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

     3.  RESULTS OF DHC'S OPERATIONS

CASH FLOW FROM PARENT-ONLY OPERATIONS

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the three months ended March 31, 2000 and 1999, cash used in parent-only operating activities was $266,000 and $263,000, respectively. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, CASH FLOW FROM INSURANCE OPERATIONS."

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000 cash and investments of DHC were approximately $17.8 million, compared to $18.1 million at December 31, 1999. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES."

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

       1.The insurance products sold by the Company are subject to intense competition from many competitors, many of whom have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully compete and generate sufficient premium volume at attractive prices to be profitable.

       2.In order to implement its business plan, the Company has been seeking to enter into strategic partnerships and/or make acquisitions of businesses that would enable the Company to earn an attractive return on investment. Restrictions on the Company's ability to issue additional equity in order to finance any such transactions exist which could significantly affect the Company's ability to finance any such transaction. The Company may have limited other resources with which to implement its strategy and there can be no assurance that any transaction will be successfully consummated.

       3.The insurance industry is highly regulated and it is not possible to predict the impact of future state and federal regulation on the operations of the Company.

       4.Unpaid losses and loss adjustment expenses ("LAE") are based on estimates of reported losses, historical Company experience of losses reported by reinsured companies for insurance assumed from such insurers, and estimates based on historical Company and industry experience for unreported claims. Such liability is, by necessity, based upon estimates which may change in the near term, and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT    MARKET
RISK

         The Company's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to the Company's equity portfolio are foreign currency risk and equity price risk. There have been no material changes to the Company's market risk for the three months ended March 31, 2000. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Date:    May 15, 2000


                             DANIELSON HOLDING CORPORATION
                                      (Registrant)



                             By:/S/DAVID BARSE
                             -----------------
                                   David Barse
                                   PRESIDENT & CHIEF OPERATING OFFICER

                             By:/S/MICHAEL CARNEY
                             --------------------
                                   Michael Carney
                                   CHIEF FINANCIAL OFFICER