Form 10-Q
period 2000-06-30
DANIELSON HOLDING CORP
filed 2000-08-14
CIK 225648

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549




                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO
                   ------------------------- ----------------

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

                                           YES   X             NO
                                              -------            ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                        OUTSTANDING AT AUGUST 4, 2000
            -----                        -----------------------------
   Common Stock, $0.10 par value               18,476,265 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.          Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (In thousands, except per share information)
                                   (Unaudited)

                                                        For the Three                         For the Six
                                                     Months Ended June 30,                 Months Ended June 30,
                                               -------------------------------        -------------------------------
                                                    2000              1999                 2000              1999
                                                 -----------      -----------         ------------        -------

Revenues:


    Gross premiums earned                         $   17,170      $   15,030          $   33,967          $   30,393
    Ceded Premiums Earned                             (1,669)         (2,681)             (2,958)             (5,550)
                                                   ----------      ----------          ----------          ----------
    Net premiums earned                               15,501          12,349              31,009              24,843

    Net investment income                              2,153           1,876               4,210               3,783
    Net realized investment gains (losses)             1,027            (154)              4,090                (154)
    Other Income                                         271             241                 502                 425
                                                   ---------       ---------           ---------           ---------

         Total Revenues                               18,952          14,312              39,811              28,897
                                                   ---------       ---------           ---------           ---------


Losses and Expenses:

    Gross losses and loss adjustment expenses         12,844          11,462              24,498              22,071
    Ceded Losses and Loss Adjustment Expenses         (1,506)         (3,031)             (1,892)             (5,168)
                                                   ----------      ----------          ----------          ----------
    Net losses and loss adjustment expenses           11,338           8,431              22,606              16,903

    Policyholder dividends                                26              81                  96                 360
    Policy acquisition expenses                        4,003           3,269               7,912               6,600
    General and Administrative Expenses                2,217           2,257               4,353               4,645
                                                   ---------       ---------           ---------           ---------

         Total Losses and Expenses                    17,584          14,038              34,967              28,508
                                                   ---------       ---------           ---------           ---------

Income before provision for income taxes               1,368             274               4,844                 389
Income Tax Provision                                      44               8                  85                  23
                                                   ---------       ---------           ---------           ---------

Net Income                                        $    1,324      $      266          $    4,759          $      366
                                                   =========       =========           =========           =========


Earnings  Per Share of Common Stock

Basic                                             $     .07       $      .01          $      .26          $      .02
                                                  =========       ==========          ==========          ==========

Diluted                                           $     .07       $      .01          $      .25          $      .02
                                                  =========       ==========          ==========          ==========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (In thousands, except share information)


                                                                            June 30, 2000         December 31,
                                                                             (UNAUDITED)               1999
                                                                         -----------------      --------------
Assets:

   Fixed maturities, available for sale at fair value
     (Cost: $123,215 and $113,641)                                           $   120,270         $   110,841
   Equity securities, at fair value (Cost: $22,007 and $20,614)                   25,023              21,316
   Short term investments, at cost which
       approximates fair value                                                     6,456               8,234
                                                                                --------           ---------

       Total Investments                                                         151,749             140,391

   Cash                                                                               42                 105
   Accrued investment income                                                       1,536               1,499
   Premiums and fees receivable, net of allowances
       of $286 and $274                                                           13,953              11,619
   Reinsurance recoverable on paid losses, net of allowances
       of $591 and $402                                                            6,573               6,060
   Reinsurance recoverable on unpaid losses, net of
       allowances of $140 and $246                                                14,112              15,628
   Prepaid reinsurance premiums                                                    2,259               1,767
   Property and equipment, net of accumulated depreciation
       of $9,168 and $8,225                                                        1,518               1,762
   Deferred acquisition costs                                                      3,129               2,522
   Receivable on reinsurance treaty rescission                                       -                11,459
   Other Assets                                                                    1,722               1,940
                                                                                --------           ---------

       Total Assets                                                          $   196,593         $   194,752
                                                                              ==========          ==========

Liabilities and Stockholders' Equity:

   Unpaid losses and loss adjustment expenses                                $    86,733         $    94,934
   Unearned premiums                                                              19,703              16,239
   Policyholder dividends                                                            803                 814
   Reinsurance premiums payable                                                    1,164                 905
   Funds withheld on ceded reinsurance                                             1,670               1,708
   Other Liabilities                                                               3,366               3,926
                                                                                --------           ---------

       Total Liabilities                                                         113,439             118,526

   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding)                               -                   -
   Common stock ($0.10 par value; authorized
       100,000,000 shares; issued 18,486,994 shares;
       outstanding 18,476,265 shares)                                              1,849               1,849
   Additional paid-in capital                                                     59,491              59,491
   Accumulated other comprehensive income (loss)                                      71              (2,098)
   Retained earnings                                                              21,809              17,050
   Treasury Stock (Cost of 10,729 Shares)                                            (66)                (66)
                                                                                --------           ---------

       Total Stockholders' Equity                                                 83,154              76,226
                                                                                --------           ---------

       Total Liabilities and Stockholders' Equity                            $   196,593         $   194,752
                                                                              ==========          ==========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                                                       Comprehensive               Comprehensive
                                                                                      Income for the           Income (Loss) for the
                                                                                     Three Months Ended           Six Months Ended
                                                                                          June 30,                      June 30,
                                                          JUNE 30, 2000        2000               1999            2000       1999
                                                          -------------        ----               ----            ----       ----
Common Stock

   Balance, Beginning of Year                               $ 1,849
                                                             ------
   Balance, End of Period                                     1,849
                                                              -----

Additional Paid-in Capital

   Balance, Beginning of Year                                59,491
                                                             ------
   Balance, End of Period                                    59,491
                                                             ------

Retained Earnings

   Balance, Beginning of Year                                17,050
   Net Income                                                 4,759            $1,324            $266             $4,759    $   366
                                                             ------            ------            ----             ------    -------
   Balance, End of Period                                    21,809
                                                             ------

Accumulated Other Comprehensive Income (Loss)

   Balance, Beginning of Year                                (2,098)
   Net Unrealized Gain (Loss) On Available-
         For-sale Securities (1)                                                  826             347              2,169     (1,642)
                                                                                 ----             ---              -----     -------
   Other Comprehensive Income (Loss)                          2,169               826             347              2,169     (1,642)
                                                              -----            ------           -----              -----     -------
   Total Comprehensive Income (Loss)                                           $2,150            $613             $6,928    $(1,276)
                                                                              =======            ====            =======     =======
   Balance, End of Period                                        71
                                                          ---------

Treasury Stock

   Balance, Beginning of Year                                   (66)
                                                              -----
   Balance, End of Period                                       (66)
                                                              -----

       Total Stockholders' Equity                       $    83,154
                                                             ======


Common Stock, Shares

   Balance, Beginning of Year                            18,486,994
                                                         ----------
   Balance, End of Period                                18,486,994
                                                         ==========

Treasury Stock, Shares

   Balance, Beginning of Year                               10,729
                                                            ------
   Balance, End of Period                                   10,729
                                                            ======

                                                                           For the Three Months Ended       For the Six Months Ended
                                                                                   June 30,                            June 30,
(1)  Disclosure of Reclassification Amount:                                     2000          1999                 2000      1999
                                                                                ----          ----                 ----      ----
              Unrealized holding gains (losses)
                arising during the period                                      $1,853         $   193            $ 6,259   $ (1,796)
              Less: reclassification adjustment
                 for net gains (losses )included
                 in net income                                                  1,027            (154)             4,090       (154)
                                                                              -------          -------           -------   ---------
      Net Unrealized Gains (Losses) On Securities                              $  826         $   347            $ 2,169   $ (1,642)
                                                                              =======         ========           =======   =========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                        FOR THE SIX

                                                                                  MONTHS ENDED JUNE 30,

                                                                                   2000                1999
                                                                                ---------           ---------
Cash Flows From Operating Activities:

Income from continuing operations                                               $  4,759           $     366
Adjustments to reconcile net income to net cash
       provided by operating activities:
Net realized investment (gains) losses                                            (4,090)                154
Depreciation and amortization                                                        442                 367
Change in accrued investment income                                                  (37)                (45)
Change in premiums and fees receivable                                            (2,334)               (837)
Change in reinsurance recoverables                                                  (513)              4,848
Change in reinsurance recoverable on unpaid losses                                 1,516              (2,232)
Change in prepaid reinsurance premiums                                              (492)                208
Change in deferred acquisition costs                                                (607)               (231)
Change in unpaid losses and loss adjustment expenses                              (8,201)             (4,666)
Change in unearned premiums                                                        3,464               1,305
Change in reinsurance payables and funds withheld                                    221                 683
Change in policyholder dividends payable                                             (11)                  8
Change in receivable on reinsurance treaty rescission                             11,459                  --
Other, Net                                                                          (434)                162
                                                                                ---------          ---------
       Net Cash Provided by Operating Activities                                   5,142                  90
                                                                                ---------          ---------

Cash Flows From Investing Activities:

Proceeds from sales:
     Fixed income maturities available-for-sale                                    7,500                 741
     Equity securities                                                            12,553                  --
Investments, matured or called:
     Fixed income maturities available-for-sale                                   12,007              13,726
Investments, purchased:
     Fixed income maturities available-for-sale                                  (29,134)            (13,950)
     Equity securities                                                            (9,844)                 --

Purchases of Property and Equipment                                                  (65)               (214)
                                                                                ---------            --------
       Net Cash Provided by (Used In) Investing Activities                        (6,983)                303
                                                                                ---------          ---------


Net increase (decrease) in cash and short term investments                        (1,841)                393

Cash and Short Term Investments At Beginning of Period                             8,339               4,157
                                                                                ---------          ---------

Cash and Short Term Investments At End of Period                                $  6,498           $   4,550
                                                                                 ========           ========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1)       BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1999.

2)       PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 19,030,634 and 19,119,115 for the three and six months ended June 30, 2000, respectively, and 15,932,147 and 15,849,466 for the three and six months ended June 30, 1999, respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options and warrants. Such average shares were 18,476,265 for both the three and six months ended June 30, 2000, and 15,576,276 for both the three and six months ended June 30, 1999.

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     Net premiums earned were $15.5 million and $31.0 million for the three and six months ended June 30, 2000, respectively, compared to $12.3 million and $24.8 million for the three and six months ended June 30, 1999, respectively. The increase in net premiums earned is directly related to the change in net premiums written. Net premiums written were $17.3 million and $34.1 million for the three and six months ended June 30, 2000, respectively, compared to $13.0 million and $26.4 million for the three and six months ended June 30, 1999, respectively.

     The overall increase in net written premiums for 2000 over the comparable periods in 1999 is attributable to increased production and decreased reinsurance coverage associated with the rescission of a treaty effective in 1999.

     Net investment income was $1.9 million and $3.7 million for the three and six months ended June 30, 2000, respectively, compared to $1.8 million and $3.6 million for the three and six months ended June 30, 1999, respectively. The slight growth in investment income is attributable to increased cash flow from operations of $6.0 million over the comparable year-to-date period in 1999. Realized gains increased by $3.7 million from the comparable period in 1999 due primarily to the sale of equity securities.

     Net losses and loss adjustment expenses ("LAE") were $11.3 million and $22.6 million for the three and six months ended June 30, 2000, respectively, compared to $8.4 million and $16.9 million for the three and six months ended June 30, 1999, respectively. The resulting loss and LAE ratios for the corresponding year-to-date periods were 72.9 percent and 68.0 percent, respectively for 2000 and 1999. The loss and LAE ratio increased in 2000 over 1999 due primarily to the rescission of several treaties in 1999 that increased the Company's workers' compensation retention.

     Policy acquisition costs were $4.0 million and $7.9 million for the three and six months ended June 30, 2000, respectively, compared to $3.3 million and $6.6 million for the three and six months ended June 30, 1999, respectively. As a percentage of net premiums earned, policy acquisition expenses were 25.5 percent and 26.6 percent for the six months ended June 30, 2000 and 1999, respectively. The decrease in the policy acquisition expense ratio in 2000 is due primarily to the overall increase in premium volume while fixed underwriting expenses of policy acquisition costs remained relatively constant.

     General and administrative expenses were $1.6 million and $3.1 million for the three and six months ended June 30, 2000, respectively. General and administrative expenses were $1.8 million and $3.6 million for the three and six months ended June 30, 1999, respectively. General and administrative expenses decreased slightly in 2000 over 1999 due to cost reduction measures initiated at the end of 1999.
     The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 108.9 percent and 110.8 percent for the six months ended June 30, 2000 and 1999, respectively. Net income from insurance operations for the six months ended June 30, 2000 and 1999 was $5.3 million and $1.2 million, respectively. The increase in net income from insurance operations during the first six months of 2000 compared to the same period for 1999 is primarily attributable to realized gains, and to a lesser extent, the increase in premium volume in our non-standard commercial automobile line.

CASH FLOW FROM INSURANCE OPERATIONS

     Cash provided by operations was $5.7 million and $1.0 million for the six months ended June 30, 2000 and 1999, respectively. The increase in cash provided by operations is primarily attributable to the collection of amounts due, as a result of the rescission of the several reinsurance treaties, in excess of $11 million. Overall cash and invested assets, at market value, at June 30, 2000 were $134.0 million, compared to $122.4 million at December 31, 1999.

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

         3.       RESULTS OF DHC'S OPERATIONS

CASH FLOW FROM PARENT-ONLY OPERATIONS

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the six months ended June 30, 2000 and 1999, cash used in parent-only operating activities was $0.6 million and $0.9 million, respectively. The decrease in cash used in operating activities is attributable to an increase in DHC's investment portfolio and the income it generates. For information regarding DHC's operating subsidiaries' cash flow from operations, SEE "2. RESULTS OF NAICC'S OPERATIONS, CASH FLOW FROM INSURANCE OPERATIONS."
LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000 cash and investments of DHC were approximately $17.8 million, compared to $18.1 million at December 31, 1999. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES."

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

ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT  MARKET RISK


     The  Company's  objectives  in managing  its  investment  portfolio  are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to the Company's equity portfolio are foreign currency risk and equity price risk. There have been no material changes to the Company's market risk for the six months ended June 30, 2000. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 31, 1999.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 15, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, Richard Krenz was newly elected as director, and the term of office of each of Martin J. Whitman, Samuel Zell, David Barse, Eugene M. Isenberg, Joseph F. Porrino, Frank B. Ryan, Wallace O. Sellers, Stanley J. Garstka, and William Pate continued after the meeting. In addition, the stockholders confirmed the appointment of KPMG LLP as the independent public accountants for the Company for the fiscal year ending December 31, 2000.

     The votes with respect to each of the foregoing matters was as follows:

1.  With respect to the election of directors:

NAME                                        FOR                 WITHHELD

Martin J. Whitman                        16,231,995              62,575
Samuel Zell                              15,610,938             683,632
David M. Barse                           16,219,329              75,241
Eugene M. Isenberg                       16,232,330              62,240
Joseph F. Porrino                        16,232,329              62,241
Frank B. Ryan                            16,222,330              72,240
Wallace O. Sellers                       16,232,329              62,241
Stanley J. Garstka                       16,219,330              75,240
William Pate                             15,610,946             683,624
Richard Krenz                            16,222,330              72,240


2. With respect to the appointment of KPMG LLP as the independent public accountants for the Company for the fiscal year ending December 31, 2000:


                     FOR                     AGAINST                    ABSTAIN

Totals:           16,228,633                  54,311                     11,626


ITEM 5.       OTHER INFORMATION.

              Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              Not applicable.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2000


                   DANIELSON HOLDING CORPORATION
                             (Registrant)



                    BY:    /S/    DAVID BARSE
                           --------------------------------------------
                                  David Barse
                                  PRESIDENT & CHIEF OPERATING OFFICER

                    BY:    /S/    MICHAEL CARNEY
                           -----------------------------------
                                  Michael Carney
                                  CHIEF FINANCIAL OFFICER