Form 10-Q
period 2000-09-30
DANIELSON HOLDING CORP
filed 2000-11-14
CIK 225648

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549




                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                              ---------------  -------------

                         COMMISSION FILE NUMBER: 1-6732

                          DANIELSON HOLDING CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                              95-6021257
        (State of Incorporation)          (I.R.S. Employer Identification No.)

       767 THIRD AVENUE,  NEW YORK, NEW YORK               10017-2023
       (Address of Principal Executive Offices)            (Zip Code)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:         (212) 888-0347


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X           NO
                                ------          ----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                               OUTSTANDING AT NOVEMBER 6, 2000
-----------------------------                -------------------------------
 Common Stock, $0.10 par value                       18,476,254 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share information)
                                   (Unaudited)

                                                     FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                               -------------------------------        -------------------------------
                                                      2000             1999                 2000              1999
                                                                                                                   <
                                                     ------           -------             -------            -------

REVENUES:

   Gross premiums earned                            $ 19,025         $ 16,392            $ 52,992           $ 46,785
   Ceded premiums earned                              (1,894)          (3,130)             (4,852)            (8,680)
                                                     -------          -------             -------            -------
   Net premiums earned                                17,131           13,262              48,140             38,105

   Net investment income                               2,318            1,924               6,528              5,707
   Net realized investment gains (losses)              1,651                1               5,741               (153)
   Other income                                          289              228                 791                653
                                                     -------          -------             -------            -------

         TOTAL REVENUES                               21,389           15,415              61,200             44,312
                                                     -------          -------             -------            -------

LOSSES AND EXPENSES:

   Gross losses and loss adjustment expenses          14,827           13,237              39,325             35,308
   Ceded losses and loss adjustment expenses          (1,005)          (4,334)             (2,897)            (9,502)
                                                     -------          -------             -------            -------
   Net losses and loss adjustment expenses            13,822            8,903              36,428             25,806

   Policyholder dividends                                 39              338                 135                698
   Policy acquisition expenses                         4,146            3,457              12,058             10,057
   General and administrative expenses                 2,056            2,209               6,409              6,854
                                                     -------          -------             -------            -------


         TOTAL LOSSES AND EXPENSES                    20,063           14,907              55,030             43,415
                                                     -------          -------             -------            -------

Income before provision for income taxes               1,326              508               6,170                897
Income tax provision                                      59               42                 144                 65
                                                     -------          -------             -------            -------

NET INCOME                                          $  1,267         $    466            $  6,026           $    832


EARNINGS PER SHARE OF COMMON STOCK

Basic                                               $    .07         $    .03            $    .33           $    .05
                                                     =======          =======             =======            =======
Diluted                                             $    .07         $    .03            $    .32           $    .05
                                                     =======          =======             =======            =======





                    See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)


                                                          September 30, 2000   December 31,
                                                              (UNAUDITED)          1999
                                                            --------------     -----------
ASSETS:

  Fixed maturities, available for sale at fair value
    (Cost: $125,746 and $113,641)                               $123,841         $110,841
  Equity securities, at fair value (Cost: $21,737 and $20,614)    23,049           21,316
  Short term investments, at cost which
      Approximates fair value                                      2,532            8,234
                                                                 -------         --------

      TOTAL INVESTMENTS                                          149,422          140,391

  Cash                                                             2,794              105
  Receivable for securities sold                                   2,366               --
  Accrued investment income                                        1,691            1,499
  Premiums and fees receivable, net of allowances
      of $320 and $274                                            15,958           11,619
  Reinsurance recoverable on paid losses, net of allowances
      of $602 and $402                                             3,875            6,060
  Reinsurance recoverable on unpaid losses, net of
      allowances of $170 and $246                                 14,305           15,628
  Prepaid reinsurance premiums                                     2,457            1,767
  Property and equipment, net of accumulated depreciation
      of $9,239 and $8,225                                         1,426            1,762
  Deferred acquisition costs                                       3,512            2,522
  Receivable on reinsurance treaty rescission                         --           11,459
  Other assets                                                     1,595            1,940
                                                                 -------         --------

      TOTAL ASSETS                                              $199,401         $194,752
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Unpaid losses and loss adjustment expenses                    $ 86,807         $ 94,934
  Unearned premiums                                               21,692           16,239
  Policyholder dividends                                             732              814
  Reinsurance premiums payable                                     1,212              905
  Funds withheld on ceded reinsurance                              1,666            1,708
  Other liabilities                                                3,535            3,926
                                                                 -------         --------

      TOTAL LIABILITIES                                          115,644          118,526

  Preferred stock ($0.10 par value; authorized
      10,000,000 shares; none issued and outstanding)                 --               --
  Common stock ($0.10 par value; authorized
      100,000,000 shares; issued 18,486,994 shares;
      outstanding 18,476,254 shares and 18,476,265 shares)         1,849            1,849
  Additional paid-in capital                                      59,491           59,491
  Accumulated other comprehensive income (loss)                     (593)          (2,098)
  Retained earnings                                               23,076           17,050
  Treasury stock (cost of 10,740 shares and 10,729 shares)           (66)             (66)
                                                                 -------         --------

      TOTAL STOCKHOLDERS' EQUITY                                  83,757           76,226
                                                                 -------         --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $199,401         $194,752
                                                                ========         ========


                    See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                              Comprehensive                  Comprehensive
                                                                             Income for the              Income (Loss) for the
                                                                           Three Months Ended              Nine Months Ended
                                                                               September 30,                  September 30,
                                            SEPTEMBER 30, 2000             2000               1999           2000           1999
                                            ------------------             ----               ----           ----           ----

COMMON STOCK

  Balance, beginning of year                 $     1,849
                                              ----------
  Balance, end of period                           1,849
                                              ----------

ADDITIONAL PAID-IN CAPITAL

  Balance, beginning of year                      59,491
                                              ----------
  Balance, end of period                          59,491
                                              ----------

RETAINED EARNINGS

  Balance, beginning of year                      17,050
  Net income                                 $     6,026                  $1,267              $466          $6,026        $   832
                                              ----------                   -----               ---           -----         ------

  Balance, end of period                          23,076
                                              ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance, beginning of year                      (2,098)
  Net unrealized gain (loss) on available-
        For-sale securities (1)                                             (664)              200           1,505         (1,442)
                                                                           -----               ---           -----         ------
  Other comprehensive income (loss)                1,505                    (664)              200           1,505         (1,442)
                                              ----------                   -----               ---           -----         ------
  Total comprehensive income (loss)                                      $   603              $666          $7,531           (610)
                                                                           =====               ===           =====         ======
  Balance, end of period                            (593)
                                              ----------

TREASURY STOCK

  Balance, beginning of year                         (66)
                                              ----------
  Balance, end of period                             (66)
                                              ----------

      TOTAL STOCKHOLDERS' EQUITY                 $83,757
                                              ==========


COMMON STOCK, SHARES

  Balance, beginning of year                  18,486,994
                                              ----------
  Balance, end of period                      18,486,994
                                              ==========

TREASURY STOCK, SHARES

  Balance, beginning of year                      10,729
  Purchased during period                             11
                                              ----------
  Balance, end of period                          10,740
                                              ==========

(1)  DISCLOSURE OF RECLASSIFICATION AMOUNT:
           Unrealized holding gains (losses)
             arising during the period                                    $  987              $201          $7,246       $ (1,595)
           Less: reclassification adjustment
       for net gains (losses )included in
            Net income                                                     1,651                 1           5,741           (153)
                                                                           -----               ---           -----         ------
 Net unrealized gains (losses) on securities                              $ (664)              $200          $1,505       $(1,442)
                                                                           =====               ===           =====        =======

                    See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                               2000            1999
                                                              -------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                 $  6,026        $    832
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Net realized investment (gains) losses                    (5,741)            153
     Depreciation and amortization                                647             553
     Change in accrued investment income                         (192)             11
     Change in premiums and fees receivable                    (4,339)         (1,358)
     Change in reinsurance recoverables                         2,185           6,437
     Change in reinsurance recoverable on unpaid losses         1,323          (2,994)
     Change in prepaid reinsurance premiums                      (690)            (58)
     Change in deferred acquisition costs                        (990)           (398)
     Change in unpaid losses and loss adjustment expenses      (8,127)         (6,696)
     Change in unearned premiums                                5,453           2,470
     Change in reinsurance payables and funds withheld            265            (300)
     Change in policyholder dividends payable                     (82)            (29)
     Change in receivable on reinsurance treaty rescission     11,459              --
     OTHER, NET                                                  (183)           (627)
                                                              --------        --------
     Net cash provided by (used in) operating activities        7,014          (2,004)
                                                              -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES: Proceeds from sales:

     Fixed income maturities available-for-sale                 8,970             741
     Equity securities                                         18,248              --
  Investments, matured or called:
     Fixed income maturities available-for-sale                18,541          17,523
  Investments purchased:
     Fixed income maturities available-for-sale               (42,016)        (23,810)
     Equity securities                                        (13,654)             --

  Purchases of property and equipment                            (116)           (264)
                                                             --------        -------
     Net cash used in investing activities                    (10,027)         (5,810)
                                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                           --           9,000
                                                              -------         -------
     Net cash provided by financing activities                     --           9,000
                                                              -------         -------

  Net increase (decrease) in cash and short term investments  (3,013)           1,186
  Cash and short term investments at beginning of year          8,339           4,157
                                                              -------         -------
  Cash and short term investments at end of period           $  5,326        $  5,343
                                                              =======         =======


                DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1)      BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with generally accepted accounting principles. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 1999.

2)      PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 18,765,650 and 18,981,847 for the three and nine months ended September 30, 2000, respectively, and 17,474,970 and 16,340,895 for the three and nine months ended September 30, 1999, respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options and warrants. Such average shares were 18,476,261 and 18,476,263 for the three and nine months ended September 30, 2000, respectively, and 16,663,232 and 15,942,576 for the three and nine months ended September 30, 1999, respectively.

3)      INCOME TAXES

     DHC files a Federal consolidated income tax return with its subsidiaries. DHC's return includes the taxable results of certain trusts that assumed various liabilities of certain present and former subsidiaries of DHC. These trusts are not included on the consolidated financial statements. The Company records its interim tax provisions based upon estimated effective tax rates for the year.

     The Company has made provisions for certain state and local taxes. Tax filings for these jurisdictions do not include the taxable results of the trusts referred to above. For further information, reference is made to Note 8 of the Notes to Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 1999.


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

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     Net premiums earned were $17.1 million and $48.1 million for the three and nine months ended September 30, 2000, respectively, compared to $13.3 million and $38.1 million for the three and nine months ended September 30, 1999, respectively. Net premiums written were $18.9 million and $52.9 million for the three and nine months ended September 30, 2000, respectively, compared to $14.2 million and $40.5 million for the three and nine months ended September 30, 1999, respectively.

     The overall increase in net earned premiums and net written premiums for 2000 over the comparable periods in 1999 is attributable to increased production and decreased reinsurance coverage associated with the rescission of a treaty effective in 1999.

     Net investment income was $2.0 million and $5.8 million for the three and nine months ended September 30, 2000, respectively, compared to $1.8 million and $5.4 million for the three and nine months ended September 30, 1999, respectively. The slight growth in investment income is attributable to increased cash flow from operations of $8.9 million over the comparable year-to-date period in 1999. Realized gains increased by $5.6 million from the comparable year-to-date period in 1999. The gains were recognized almost exclusively from the sale of equity securities.

     Net losses and loss adjustment expenses ("LAE") were $13.8 million and $36.4 million for the three and nine months ended September 30, 2000, respectively, compared to $8.9 million and $25.8 million for the three and nine months ended September 30, 1999, respectively. The resulting loss and LAE ratios for the corresponding year-to-date periods were 75.7 percent and 67.7 percent, respectively for 2000 and 1999. The loss and LAE ratio increased in 2000 over 1999 due primarily to the rescission of several treaties in 1999 that increased the Company's workers' compensation retention.

     Policy acquisition costs were $4.1 million and $12.1 million for the three and nine months ended September 30, 2000, respectively, compared to $3.5 million and $10.0 million for the three and nine months ended September 30, 1999, respectively. As a percentage of net premiums earned, policy acquisition expenses were 25.1 percent and 26.4 percent for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the policy acquisition expense ratio in 2000 is due primarily to the overall increase in premium volume while fixed underwriting expenses of policy acquisition costs remained relatively constant.

     General and administrative expenses were $1.5 million and $4.5 million for the three and nine months ended September 30, 2000, respectively. General and administrative expenses were $1.6 million and $5.2 million for the three and nine months ended September 30, 1999, respectively. General and administrative expenses decreased slightly in 2000 over 1999 due to cost reduction measures initiated at the end of 1999.

     The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 110.7 percent and 109.9 percent for the nine months ended September 30, 2000 and 1999, respectively. Net income from insurance operations for the nine months ended September 30, 2000 and 1999 was $6.8 million and $2.1 million, respectively. The increase in net income from insurance operations during the first nine months of 2000 compared to the same period for 1999 is primarily attributable to realized gains, and to a lesser extent, the increase in premium volume.

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

     The Company meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the Company relies on the sale of invested asssets. Cash provided by operations was $8.2 million for the nine months ended September 30, 2000, and cash used in operations was $0.7 million for the nine months ended September 30, 1999. The increase in cash provided by operations is primarily attributable to the collection of amounts due, as a result of the rescission of several reinsurance treaties, in excess of $11 million. Overall cash and invested assets, at market value, at September 30, 2000 were $137.5 million, compared to $122.4 million at December 31, 1999.

        3.     RESULTS OF DHC'S OPERATIONS

CASH FLOW FROM PARENT-ONLY OPERATIONS

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the nine months ended September 30, 2000 and 1999, cash used in parent-only operating activities was $1.2 million and $1.3 million, respectively. The decrease in cash used in operating activities is attributable to an increase in DHC's investment portfolio and the income it generates. For information regarding DHC's operating subsidiaries' cash FLOW FROM OPERATIONS, SEE "2. RESULTS OF NAICC'S OPERATIONS, CASH FLOW FROM INSURANCE OPERATIONS."

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000 cash and investments of DHC, including receivables for trades pending settlement, were approximately $17.0 million, compared to $18.1 million at December 31, 1999. As noted above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and CAPITAL RESOURCES, SEE "2. RESULTS OF NAICC'S OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES."

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK


     The  Company's  objectives  in managing  its  investment  portfolio  are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to the Company's equity portfolio are foreign currency risk and equity price risk. There have been no material changes to the Company's market risk for the nine months ended September 30, 2000. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Date:   November 14, 2000


                               DANIELSON HOLDING CORPORATION
                                              (Registrant)



                               BY:   /S/  DAVID BARSE
                                     ------------------------------------
                                          David Barse

                                          PRESIDENT & CHIEF OPERATING OFFICER

                               BY:   /S/  MICHAEL CARNEY
                                     -----------------------------
                                          Michael Carney

                                          CHIEF FINANCIAL OFFICER