Form 10-K
period 2000-12-31
DANIELSON HOLDING CORP
filed 2001-03-30
CIK 225648

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     At March 21, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates was $67,718,889.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               CLASS                         OUTSTANDING AT MARCH 21, 2001
               -----                         -----------------------------

      Common Stock, $0.10 par value                 19,505,954 shares

     The following documents have been incorporated by reference herein:

     2000 Annual Report to Stockholders, as indicated herein (Parts I and II)

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

     DHC had cash and investments at the holding company level of $21.0 million at December 31, 2000. Total liabilities of DHC at the same date were $346,000.

     The Company expects to report, as of the end of its 2000 tax year, aggregate consolidated net operating tax loss carryforwards ("NOLs") for Federal income tax purposes of approximately $899 million. These losses will expire over the course of the next 19 years unless utilized prior thereto. See Note 8 of the Notes to Consolidated Financial Statements.

                            DESCRIPTION OF BUSINESSES

     Set forth below is a description of the business operations of the Company's insurance services business.

     DHC's wholly-owned subsidiary, NAICC, is a California corporation engaged in writing non-standard and preferred private passenger and commercial automobile, homeowners' and workers' compensation insurance in the western states, primarily California. NAICC is a second tier subsidiary of DHC. NAICC's immediate parent corporation is KCP Holding Company ("KCP"). KCP is wholly-owned by Mission American Insurance Company ("MAIC"), which in turn is wholly-owned by DHC.

GENERAL

     NAICC began writing non-standard private passenger automobile insurance in California in July, 1993, in Oregon and Washington in April, 1998 and in Arizona in 1999. NAICC writes its California business through two general agents that use over 700 sub-agents to obtain applications for policies. Oregon, Washington and Arizona business is written directly through appointed independent agents. Policyholder selection is governed by underwriting guidelines established by NAICC. NAICC began writing non-standard commercial automobile insurance in 1995 through independent agents. Non-standard risks are those segments of the driving public which generally are not considered "preferred" business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those who have been non-renewed or declined by another insurance company. Generally, non-standard premium rates are higher than standard premium rates and policy limits are lower than typical policy limits. NAICC's management believes that it is able to achieve underwriting success through refinement of various risk profiles, thereby dividing the non-standard market into more defined segments which can be adequately priced.

     The majority of automobiles owned or used by businesses are insured under policies that provide other coverages for the business, such as commercial multi-peril insurance. Businesses which are unable to insure a specific driver and businesses having vehicles not qualifying for commercial multi-peril insurance are typical NAICC commercial automobile policyholders. Examples of these risks include drivers with more than one moving violation, one and two vehicle accounts, and specialty haulers, such as sand and gravel, farm vehicles and certain short-haul common carriers. The typical NAICC commercial automobile policy covers fleets of four or fewer vehicles. NAICC does not insure long-haul truckers, trucks hauling logs, gasoline or similar higher hazard operations. The current average annual premium of the policies in force is approximately $2,518.

     Net written premiums were $27.2 million, $29.7 million and $27.9 million in 2000, 1999 and 1998, respectively for all private passenger automobile programs. Net written premiums were $16.7 million, $21.9 million, and $26.3 million in 2000, 1999 and 1998, respectively, for the non-standard private passenger automobile program. Until January 1, 1999, NAICC ceded 25 percent of its California non-standard private passenger automobile business to a major reinsurance company under a quota share reinsurance agreement. Effective January 1, 1999, the ceding percentage was reduced to 10%. NAICC's Oregon and Washington non-standard automobile, California preferred automobile, and its commercial automobile businesses are reinsured on an excess of loss basis, where the company retains the first $250,000.

     The decrease in California non-standard private passenger automobile premiums in 2000 was due to increased competition in the California marketplace. Part of the decrease in its California non-standard automobile business continues to be offset by the preferred automobile program in California. Net written premiums for preferred automobile were $10.5 million, $7.8 million and $1.6 million in 2000, 1999 and 1998, respectively. Net written premium growth for NAICC's non-standard private passenger automobile program outside of California was flat during 2000.

     Net written premiums for commercial automobile were $23.1 million, $12.6 million and $13.5 million in 2000, 1999 and 1998, respectively. The increase in 2000 is attributable to increased production as a result of increased marketing efforts.

     NAICC writes workers' compensation insurance in California and four other western states. Workers' compensation insurance policies provide coverage for statutory benefits which employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses for vocational rehabilitation. Policies are issued having a term of no more than one year. NAICC's premium volume in workers' compensation has declined significantly in California since 1995 when a new "open rating" law replaced the old workers' compensation "minimum rate" law and fierce price competition immediately followed. Net written premiums for workers' compensation were $22.3 million, $13.1 million and $17.2 million, in 2000, 1999, and 1998, respectively. In response to developments affecting the market for workers' compensation insurance in California, NAICC has pursued a strategy of aggressively seeking business either in other specialty lines of insurance such as non-standard automobile insurance or in the workers' compensation line in geographic markets believed by NAICC to have greater potential for profitability than California. In furtherance of its strategy to write workers' compensation insurance in markets other than California, in June 1996, NAICC acquired Valor Insurance Company, Incorporated ("Valor"), a Montana-domiciled specialty insurance company that writes workers' compensation insurance policies. During 2000 Valor increased its direct written premiums $3.3 million from $6.6 million to $9.9 million.

     NAICC does not write any business through managing general agents. Its California non-standard private passenger automobile program, representing 12.2% of net written premiums, is produced through one general agent, and its preferred private passenger automobile program in California, representing 14.4% of net written premiums, is produced through another general agent. Beginning in 2001, NAICC discontinued its California preferred private passenger automobile program.

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

     NAICC retains the first $200,000 of each workers' compensation loss and has purchased reinsurance for up to $49.8 million in excess of its retention, the first $9.5 million of which are placed with three major reinsurance companies, with the remaining $40.3 million being provided by 16 other companies. In April 2000, NAICC entered into a workers' compensation excess of loss reinsuarnce agreement with SCOR Re Insurance Company that provides coverage down to $200,000.

     In January 1999, NAICC entered into a workers' compensation reinsurance agreement with Reliance Insurance Company (the "Reliance Agreement") with a term of two years. The Reliance Agreement provided excess of loss coverage down to $10,000 and a 20% quota share below the excess retention resulting in a maximum net loss to NAICC of $18,000 per claim. In the fourth quarter of 1999, NAICC executed an agreement to rescind the Reliance Agreement. The terms of the rescission include the return of amounts paid by NAICC during the nine month period the Reliance Agreement was active plus a settlement fee to terminate the Reliance Agreement. NAICC recognized a gain of $8,317,000 in the fourth quarter of 1999 as a result of this rescission.

MARKETING

     NAICC maintains five new business production offices located in Portland, Oregon, Phoenix, Arizona and Concord, Fresno, and Long Beach, California. The marketing and underwriting employees at these offices solicit and underwrite only new applications produced by independent agents. NAICC believes that its local presence allows it to better serve policyholders and independent agents. All other functions of policyholder service, renewal underwriting, policy issuance, premium collection and record retention are performed centrally at NAICC's home office in Long Beach, California.

     NAICC currently markets its non-standard private passenger automobile insurance in California through one general agent. NAICC writes non-standard private passenger automobile insurance directly through 128 independent agents in Arizona, Idaho, Nevada, Oregon and Washington. NAICC also began a preferred private passenger automobile program in California in February 1998 which is marketed through a second general agent. NAICC markets its non-standard commercial automobile insurance through approximately 900 independent agents located in Arizona, California, Idaho, Nevada, Oregon, Utah and Washington.

     NAICC writes workers' compensation business primarily in the states of California, Oregon, Arizona, Idaho and Montana through more than 800 independent agents. The agency contracts provide authority to bind coverage within specific underwriting guidelines set by NAICC. Valor markets workers' compensation insurance to Montana employers. All business is produced and serviced through its home office in Billings, Montana. NAICC targets employers having operations that are classified as low to moderate hazard and that generally have payrolls under $1 million. Typically, annual premium for employers in this payroll category are less than $25,000. Valor writes workers' compensation for employers of a wide range of hazard classifications, from banks to construction businesses, and targets the larger employers in the state of Montana.

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

     The unpaid loss and LAE related to environmental cleanup is established considering facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Estimates for unknown claims and development of reported claims are included in NAICC's loss and LAE. The liability for development of reported claims is based on estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that NAICC's exposure could be materially in excess of amounts that are currently recorded. Management does not expect that liabilities associated with these types of claims will result in a material adverse effect on future liquidity or financial position. However, liabilities such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates. As of December 31, 2000 and 1999, NAICC's net unpaid losses and LAE relating to environmental claims were approximately $7.6 million and $8.3 million, respectively.

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

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES

      The following table provides a reconciliation of NAICC's unpaid losses and LAE (in thousands):


                                                                     YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------

                                                          2000                  1999                    1998
                                                          ----                  ----                    ----

Net unpaid losses and LAE at January 1                   $79,306            $   77,466             $    85,762

Incurred related to:
    Current year                                          55,269                43,301                  39,131

    Prior years                                            5,254                 2,491                      --
                                                      ----------           -----------             -----------

    Total incurred                                        60,523                45,792                  39,131
                                                      ----------           -----------             -----------

Paid Related to:

    Current year                                         (26,147)              (16,527)                (16,169)

    Prior years                                          (34,293)              (27,425)                (31,258)
                                                      ----------           -----------             -----------

Total paid                                               (60,440)              (43,952)                (47,427)
                                                      ----------           -----------             -----------

Net unpaid losses and LAE at
    December 31                                           79,389                79,306                  77,466

Plus:  reinsurance recoverables on unpaid
     losses                                               20,641                15,628                  18,187
                                                      ----------           -----------             -----------

Gross unpaid losses and LAE at
    December 31                                       $  100,030           $    94,934             $    95,653
                                                      ==========           ===========             ===========


     The losses and LAE incurred during 2000 related to prior years is attributable to development on the commercial automobile lines and certain lines in run-off. The losses and LAE incurred during 1999 related to prior years is primarily attributable to development in the California workers' compensation line. NAICC increased its bulk unpaid liabilities related to these policies, as it has become evident that the loss costs associated with these claims would be greater than previously anticipated.

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


Analysis of Net Losses and Loss Adjustment Expense ("LAE") Development (dollars in thousands):

                             YEAR ENDED DECEMBER 31
                             ----------------------


                                      1990   1991     1992     1993     1994     1995     1996    1997     1998     1999    2000
                                      ----   ----     ----     ----     ----     ----     ----    ----     ----     ----    ----

  Net unpaid losses and LAE at end of
  year

                                    $91,870 $ 97,810 $104,825 $119,223 $128,625 $116,294 $97,105 $ 85,762 $ 77,466 $79,306  $79,389


 Net unpaid losses and LAE re- estimated as of:

   One year later                    92,632   94,364  105,658  119,607  131,748  126,414  98,045   85,762   79,957  84,560
   Two years later                   87,504   99,875  111,063  123,039  141,602  126,796  97,683   85,684   82,778
   Three years later                 89,844  107,945  117,756  136,735  141,787  127,621  98,545   87,613
   Four years later                  95,576  116,018  138,877  140,076  144,491  129,792 102,053
   Five years later                 102,081  136,269  142,423  142,537  146,827  133,985
   Six years later                  119,107  139,493  144,457  144,556  151,784
   Seven years later                121,161  141,467  145,370  147,916
   Eight Years later                122,664  142,031  148,052
   Nine Years later                 122,814  144,936
   Ten Years later                  125,500

 Cumulative (deficiency) redundancy (33,630) (47,126) (43,227) (28,693) (23,159) (17,691) (4,948)  (1,851)  (5,312) (5,254)

 Cumulative net amounts paid as of:
   One year later                    31,162   39,131   39,650   42,264   46,582   46,132  35,696   31,317   43,090  51,608
   Two years later                   53,424   63,483   68,025   71,702   80,515   74,543  54,815   43,855   62,577
   Three years later                 66,198   81,485   88,038   95,525  101,726   90,818  63,290   56,968
   Four years later                  75,963   94,238  106,431  110,163  114,424   97,900  74,306
   Five years later                  83,704  108,923  118,136  119,474  119,310   108,061
   Six years later                   95,199  118,397  125,218  122,296  128,117
   Seven years later                102,886  124,569  126,362  129,378
   Eight years later                107,726  125,256  132,482
   Nine years later                 108,277  130,963
   Ten years later                  112,800



The following table reflects the same information as the preceding table gross of reinsurance (dollars in thousands):


                                                                            Years ended December 31,
                                                 1993       1994        1995        1996       1997       1998      1999     2000
                                                 ----       ----        ----        ----       ----       ----      ----     ----

Gross unpaid losses and LAE at end of year:    $ 137,479  $ 146,330   $ 137,406   $120,651   $ 105,947  $ 95,653  $ 94,934 $100,030

Gross unpaid losses and LAE re-estimated a as of:

      One year later                             137,898    149,815     149,416    121,787     107,060    99,314   103,166
      Two years later                            141,737    161,731     150,106    121,335     106,543   100,893
      Three years later                          158,263    162,246     150,815    122,369     110,091
      Four years later                           162,697    165,111     153,509    126,736
      Five years later                           165,077    168,045     159,164
      Six years later                            167,702    174,811
      Seven years later                          172,768

Gross cumulative deficiency:                     (35,289)   (28,481)    (21,758)    (6,085)     (4,144)   (5,240)   (8,232)

Gross cumulative amount paid as of:

      One year later                              53,634     53,798      54,901     47,835      36,542    55,245    61,397
      Two years later                             88,930     92,991      92,422     21,794      56,948    99,185
      Three years later                          116,605    122,095     110,498     37,092      93,694
      Four years later                           138,924    136,448     124,153     71,414
      Five years later                           148,928    146,803     157,591
      Six years later                            157,196    178,827
      Seven years later                          187,373

Gross unpaid losses and LAE latest re-estimate   172,768    174,811     159,164    126,736     110,091   100,893   103,166
Reinsurance recoverable latest re-estimate        24,852     23,028      25,179     24,683      22,478    18,116    20,470
                                                 -------------------------------------------------------------------------
Net unpaid losses and LAE latest re-estimate     147,916    151,784     133,985    102,053      87,613    82,778    82,697
                                                 -------------------------------------------------------------------------

     The cumulative deficiency as of December 31, 1999 and 1998 on a net basis of $5.3 million is due to the strengthening of the unpaid losses and ALAE ongoing lines of business including workers' compensation, preferred private passenger automobile, and commercial automobile of approximately $3.4 million. The increase for commercial automobile was attributable to adverse development. The increase in the loss and LAE for workers' compensation is attributable to higher than expected losses in California.


     The cumulative deficiency as of December 31, 1995 on a net basis of $17.7 million is due to the strengthening of the unpaid losses and ALAE of pre-1980 businesses assumed by NAICC in 1985 and which are in run-off. NAICC increased these run-off claim liabilities by $10 million in 1996. The pre-1980 run-off liabilities include claims relating to environmental clean-up for policies issued prior to 1970.

     The cumulative deficiency on a net basis of $43.2 million and $47.1 million as of December 31, 1992 and 1991, respectively, is also attributable to both adverse development of workers' compensation loss experience in the 1990 and 1991 loss years and development in certain lines in run-off. The California workers' compensation industry, including NAICC, experienced adverse development of those loss years. The adverse development was the result of a significant increase in frequency in workers' compensation claims that was brought on by a downturn in the California economy, an increase in unemployment and a dramatic increase in stress and post-termination claims. The adverse development in 1990 and 1991 was significantly offset by favorable workers' compensation loss experience and development in the 1992 through 1995 loss years.

     Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future. It would not be appropriate to use this cumulative history in the projection of future performance.

REINSURANCE

     In its normal course of business in accordance with industry practice, NAICC reinsures a portion of its exposure with other insurance companies so as to effectively limit its maximum loss arising out of any one occurrence. Contracts of reinsurance do not legally discharge the original insurer from its primary liability. Estimated reinsurance receivables arising from these contracts of reinsurance are, in accordance with generally accepted accounting principles, reported separately as assets. Premiums for reinsurance ceded by NAICC in 2000 were 9.5 percent of written premiums.

     As of December 31, 2000, General Reinsurance Corporation (GRC), and Mitsui Marine & Fire Insurance Company, Ltd. ("MMF"), were the only reinsurers that comprised more than 10 percent of NAICC's reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. At December 31, 2000, NAICC had reinsurance recoverables on paid and unpaid claims of $12.3 million and $2.3 million from GRC and MMF, respectively. Both GRC and MMF have an A.M. Best rating of A+ or better. The unsecured balance from MMF is approximately $1.2 million. The paid and unpaid recoverable amounts ceded to MMF relate to business in run-off and assumed by NAICC. See Note 2 of the Notes to Consolidated Financial Statements for further information on reinsurance.

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

     NAICC is an insurance company domiciled in the State of California and is regulated by the California Department of Insurance for the benefit of policyholders. The California Insurance Code does not permit the payment of an extraordinary shareholder dividend without prior approval from the Insurance Commissioner. Dividends are considered extraordinary if they exceed the greater of net income or 10% of statutory surplus as of the prior December 31. To the extent that NAICC has available unassigned surplus, as defined for dividend purposes, NAICC will be able to pay dividends totalling $3.6 million during 2001 without prior regulatory approval.

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

     At December 31, 2000, the RBC of NAICC was 239% greater than the Company Action Level. NAICC currently has no plans to take any action designed to significantly affect its RBC level.

                            HOLDING COMPANY BUSINESS

     DHC is a holding company incorporated under the General Corporation Law of the State of Delaware. As of December 31, 2000, DHC had the following material assets and no material liabilities:

      (i) ownership of its MAIC subsidiary, an insurance holding company that owns, directly or indirectly, all of the stock of NAICC, DNIC, DICO, Valor, and two other insurance subsidiaries which may commence writing insurance lines in the future; and

      (ii)  approximately $21.0 million in cash and investments.

TAX LOSS CARRYFORWARD

     At the close of 2000, the Company had a consolidated net operating loss carryforward of approximately $899 million for Federal income tax purposes. This estimate is based upon Federal consolidated income tax losses for the periods through December 31, 1999 and an estimate of the 2000 taxable results. Some or all of the carryforward may be available to offset, for Federal income tax purposes, the future taxable income, if any, of DHC and its wholly-owned subsidiaries. The Internal Revenue Service ("IRS") has not audited any of the Company's tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the net operating loss carryforward were reported. The net operating loss carryforward is currently fully reserved, for valuation purposes, on the Company's financial statements. The amount of the deferred asset considered realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

      The Company's net operating tax loss carryforwards will expire, if not used, in the following approximate amounts in the following years (dollars in thousands):

                     Year Ending        Amount of Carryforwards
                     December 31,              Expiring
                     ------------              --------

                        2001                   153,397
                        2002                   139,613
                        2003                    60,849
                        2004                    69,947
                        2005                   106,225
                        2006                    92,355
                        2007                    89,790
                        2008                    31,688
                        2009                    39,689
                        2010                    23,600
                        2011                    19,755
                        2012                    38,255
                        2019                    33,636


     The Company's ability to utilize its net operating tax loss carryforwards would be substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an "ownership change" if there is more than 50% increase in stock ownership during a 3 year "testing period" by "5% stockholders." For this purpose, stock ownership is measured by value, and does not include so-called "straight preferred" stock. In an effort to reduce the risk of an ownership change, DHC has imposed restrictions on the ability of holders of five percent or more of the common stock of DHC, par value $0.10 per share ("Common Stock"), to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock. The transfer restrictions were implemented in 1990, and we expect that they will remain in-force as long as the NOL is available to us. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by DHC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or to convert into Common Stock) might result in an ownership change under the Internal Revenue Code.

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

                                    EMPLOYEES

     As of December 31, 2000, the number of employees of DHC and its consolidated subsidiaries was approximately as follows:

            NAICC                            144
            DHC (holding company only)        12
                                             ---
                                       Total 156

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         "Stock Market Prices" on page 26 of DHC's 2000 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

         On  December  29,  2000,   the  Company  sold,   for   aggregate   cash
         consideration of $3,073,875, 819,700 newly issued shares of Common Stock. The sale was a private placement to 22 accredited investors made pursuant to Regulation D under the Securities Act of 1933. Brokerage commissions of $33,900 were paid to M.J. Whitman, Inc., an affiliate of DHC, in connection with the placement of certain of those shares by M.J. Whitman, Inc.

ITEM 6.  SELECTED FINANCIAL DATA.

         "Selected Consolidated Financial Data" on page 2 of DHC's 2000 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 8 of DHC's 2000 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         "Market Risk" on pages 5 through 7 of DHC's 2000 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of DHC and its subsidiaries, together with the Notes thereto, and "Quarterly Financial Data," included on pages 9 through 12, 13 through 24, and 26, respectively, of DHC's 2000 Annual Report to Stockholders (included as an exhibit hereto), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.

     The Directors of DHC are listed on the following pages with brief statements of their principal occupations and other information. A listing of the Directors' and officers' beneficial ownership of Common Stock appears on subsequent pages under the heading "Item 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT." All of the Directors were elected to their present terms of office by the stockholders at the Annual Meeting of Stockholders of DHC held on June 15, 2000. The term of office of each Director continues until the election of Directors to be held at the next Annual Meeting of Stockholders or until his successor has been elected. There is no family relationship between any Director and any other Director or executive officer of DHC.

     DHC, Martin J. Whitman and SZ Investments, LLC ("SZ") have entered into an agreement pursuant to which, as long as SZ continues to directly or indirectly own at least 1,000,000 shares of Common Stock, (i) SZ will have the right to continue to nominate two members of DHC's Board of Directors (which nominees were Samuel Zell and William Pate) and (ii) Mr. Whitman has agreed to vote and use his best efforts to cause to be voted the shares of Common Stock owned or controlled by him in favor of SZ's designees. In addition, SZ has agreed that, so long as Mr. Whitman directly or indirectly owns 500,000 shares of Common Stock and Mr. Whitman continues to be affiliated with Third Avenue Funds in the same or substantially similar manner as his current affiliation (so long as such entities continue to exist), SZ will vote the shares owned by it for the election of Mr. Whitman and one other designee of Mr. Whitman (which nominee was David Barse).

     The information set forth below concerning the Directors has been furnished by such Directors to DHC.


                                                                                  DIRECTOR

DIRECTOR                 AGE   PRINCIPAL OCCUPATION                                 SINCE
--------                 ---   --------------------                                 -----

Martin J. Whitman        76    Chief Executive Officer of the Company                1990

David M. Barse           38    President and Chief Operating Officer of the          1996
                               Company

Samuel Zell              59    Chairman of Equity Group Investments, L.L.C.          1999

Eugene M. Isenberg       71    Chairman of the Board and Chief  Executive            1990
                               Officer of Nabors Industries, Inc.

Joseph F. Porrino        56    Counselor to the President of New School              1990
                               University;  Senior Consultant, Powers Global
                               Strategies, LLC

Frank B. Ryan            64    Professor of Mathematics at Rice University           1990

Wallace O. Sellers       71    Vice Chairman and Director of Enhance Financial       1995
                                Services Group, Inc.



Stanley J. Garstka       57    Deputy  Dean  and Professor in the Practice of        1996
                               Management at Yale University School of
                               Management

William Pate             37    Director  of  Mergers  and  Acquisitions of Equity    1999
                               Group Investments, L.L.C.

     Mr. Whitman is the Chief Executive Officer and a Director of the Company. Since 1974, Mr. Whitman has been the President and controlling stockholder of M.J. Whitman & Co., Inc. (now known as Martin J. Whitman & Co., Inc.) ("MJW&Co") which, until August 1991, was a registered broker-dealer. From August 1994 to December 1994, Mr. Whitman served as the Managing Director of M.J. Whitman, L.P. ("MJWLP"), then a registered broker-dealer which succeeded to the broker-dealer business of MJW&Co. Since January 1995, Mr. Whitman has served as the Chairman (and, until June 1995, as President and until July 1999 as Chief Executive Officer) of M. J. Whitman, Inc. ("MJW"), which succeeded at that time to MJWLP's broker-dealer business. Also since January 1995, Mr. Whitman has served as the Chairman (and, until July 1999 Chief Executive Officer) of M.J. Whitman Holding Corp. ("MJWHC"), the parent of MJW and other affiliates. Since March 1990, Mr. Whitman has been the Chairman of the Board, Chief Executive Officer and a Trustee (and, from January 1991 to May 1998, the President) of Third Avenue Trust and its predecessor, Third Avenue Value Fund, Inc. (together with its predecessor, "Third Avenue Trust"), an open-end management investment company registered under the Investment Company Act of 1940 (the "40 Act") and containing three investment series of which he is a trustee. Since July 1999, Mr. Whitman has been the Chairman of the Board, Chief Executive Officer and a Trustee of Third Avenue Variable Series Trust ("Variable Trust"), an open-end management investment company registered under the 40 Act and containing one investment series. Since March 1990, Mr. Whitman has been Chairman of the Board and Chief Executive Officer (and, until February 1998, the President) of EQSF Advisers, Inc. ("EQSF"), the investment adviser of Third Avenue Trust and Variable Trust. Until April 1994, Mr. Whitman also served as the Chairman of the Board, Chief Executive Officer and a Director of Equity Strategies Fund, Inc., previously a registered investment company. Mr. Whitman is a Managing Director of Whitman Heffernan Rhein & Co., Inc. ("WHR"), an investment and financial advisory firm which he helped to found during the first quarter of 1987 and which ceased operations in December, 1996. Since March 1991, Mr. Whitman has served as a Director of Nabors Industries, Inc. ("Nabors"), a publicly-traded oil and gas drilling company listed on the American Stock Exchange ("AMEX"). Since August, 1997, Mr. Whitman has served as a director of Tejon Ranch Co., an agricultural and land management company listed on the New York Stock Exchange ("NYSE"). Since May 2000, Mr. Whitman has served as a director for Stewart Information Serives, a publicly traded title insurance company traded on the NYSE. From March 1993 through February 1996, Mr. Whitman served as a director of Herman's Sporting Goods, Inc., a retail sporting goods chain, which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on April 26, 1996. Mr. Whitman also serves as a Director of the Company's subsidiaries, including National American Insurance Company of California ("NAICC"). Mr. Whitman co-authored the book THE AGGRESSIVE CONSERVATIVE INVESTOR and is the author of VALUE INVESTING: A BALANCED APPROACH. Mr. Whitman is a Distinguished Faculty Fellow in Finance at the Yale University School of Management ("Yale School of Management"). Mr. Whitman graduated from Syracuse University MAGNA CUM LAUDE in 1949 with a Bachelor of Science degree and received his Masters degree in Economics from the New School for Social Research in 1956. Mr. Whitman is a Chartered Financial Analyst.

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

     Mr. Zell is the Chairman of the Board of the Company. Mr. Zell is Chairman of Equity Group Investments, L.L.C. ("EGI"), an investment company since 1999 and had been Chairman of the Board of Equity Group Investments, Inc. for more than five years. Mr. Zell is also Chairman of the Board of American Classic Voyages Co., a provider of overnight cruises in the United States; Anixter International Inc., a distributor of electrical and cable products; Capital Trust, Inc., a specialized finance company; Chart House Enterprises, Inc., an owner and operator of restaurants, and Manufactured Home Communities, an equity real estate investment trust ("REIT") primarily focused on manufactured home communities. Mr. Zell is Chairman of the Board of Trustees of Equity Office Properties Trust, an equity REIT primarily focused on office buildings and Equity Residential Properties Trust, an equity REIT primarily focused on multifamily residential properties.

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

     Dr. Ryan is retired from his prior position as a Professor of Mathematics at Rice University. Since November, 1996, Dr. Ryan has served as a Director of Siena Holdings, Inc., a real estate and health management company, the capital stock of which is traded over-the-counter. From March 1996 through July 1999, Dr. Ryan served as a Director of Texas Micro Inc., a computer systems company that was merged with Radysis Corporation, the capital stock of which is traded on NASDAQ. Until 1998, Dr. Ryan served as a Director of America West Airlines, Inc., a publicly-traded company listed on the NYSE. From August 1990 to February 1995, Dr. Ryan also served as Vice President-External Affairs at Rice University. For two years ending August 1990, Dr. Ryan was the President and Chief Executive Officer of Contex Electronics Inc., a subsidiary of Buffton Corporation, the capital stock of which is publicly traded on the AMEX. Prior to that, and beginning in 1977, Dr. Ryan was a Lecturer in Mathematics at Yale University, where he was also the Associate Vice President in charge of institutional planning. Dr. Ryan obtained a Bachelor of Arts degree in Physics in 1958 from Rice University, a Masters degree in Mathematics from Rice in 1961, and a Doctorate in Mathematics from Rice in 1965.

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

     Mr. Pate has served as a director of Mergers and Acquisitions for EGI or its predecessor since February 1994. Mr. Pate serves on the Board of Directors of Davel Communications, Inc. Prior to February 1994, Mr. Pate was an associate at Credit Suisse First Boston.

     Mr. LeVine is currently a Special Deputy Commissioner of the California Department of Insurance and is the Chief Executive Officer of the California Conservation and Liquidation Office, which oversees the management of 53 insurance companies with combined assets exceeding $1.0 billion. Mr. LeVine has been Senior Staff Counsel with the California Department of Insurance since 1989. Prior to 1989, Mr. LeVine was in private practice as an attorney. Mr. LeVine received a Bachelor of Arts degree from the University of California, Berkeley with honors in 1975 and a Juris Doctor from the University of California, Los Angeles in 1982.

EXECUTIVE OFFICERS.

         The executive officers of DHC are as follows:

NAME                    AGE              PRINCIPAL POSITION WITH REGISTRANT
----                    ---              ----------------------------------

Martin J. Whitman         76             Chief Executive Officer and a Director

David M. Barse            38             President, Chief Operating Officer
                                         and a Director

Michael T. Carney         47             Chief Financial Officer and Treasurer

W. James Hall             36             General Counsel and Secretary


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

     Mr. Hall has been the General Counsel and Secretary of DHC since December 2000. Mr. Hall has also served as General Counsel and Secretary of MJWHC and MJW since June 2000, of Third Avenue Trust and EQSF since September 2000 and of Variable Trust since September 2000. Prior to June of 2000, Mr. Hall was an associate at Paul, Weiss, Rifkind, Wharton & Garrison LLP from February 2000. Mr. Hall served as and Associate at Morgan, Lewis Bockius LLP from November 1996 to January 2000 and an associate for Gibson, Dunn and Crutcher LLP March 1992 though June 1996. Mr. Hall served as a Captain in the U.S. Army Reserve from 1986 through 1992. Mr. Hall graduated from the University of Pennsylvania School of Law in 1991 and the Massachusetts Institute of Technology in 1986 with Bachelor of Science degrees in Biology and Aeronautical/Astronautical Engineering.

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

     To DHC's knowledge, based solely upon review of the copies of such reports furnished to DHC and written representations that no other reports were required, except for one Form 4 with respect to each of Mr. Pate, Mr. Barse, Mr. Carney and Mr. Hall, each of which was filed within two days of the required filing date, and one Form 4 with respect to SZ Investments, LLC not involving a transaction, all Section 16(a) filing requirements applicable to DHC's officers, Directors and greater than ten percent beneficial owners were complied with for the fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table presents certain information relating to compensation paid by DHC for services rendered in 2000 by the Chief Executive Officer and each other executive officer of DHC who had cash compensation for such year in excess of $100,000. Only those columns which call for information applicable to DHC or the individual named for the periods indicated have been included in such table.


                                                                                        LONG TERM

                                                           ANNUAL COMPENSATION         COMPENSATION
                                                         --------------------------    ------------
                                                                                          AWARDS

                                                                                       ------------
                                                                                        SECURITIES

                                                                                        UNDERLYING   ALL OTHER
                                                         YEAR   SALARY (a)    BONUS       OPTIONS   COMPENSATION
NAME AND PRINCIPAL POSITION                                      ($)           ($)          (#)        ($)
----------------------------------------------------------------------------------------------------------------
Martin J. Whitman                                       2000   $ 200,000      -0-          -0-         -0-
CHAIRMAN OF THE BOARD & CHIEF EXECUTIVE OFFICER         1999   $ 200,000      -0-          -0-         -0-
                                                        1998   $ 200,000      -0-          -0-         -0-

----------------------------------------------------------------------------------------------------------------

David M. Barse                                          2000   $ 75,000    $150,000       50,000       -0-
PRESIDENT AND CHIEF OPERATING OFFICER                   1999   $ 75,000    $ 80,000       50,000       -0-
                                                        1998   $ 75,000       -0-         50,000       -0-

----------------------------------------------------------------------------------------------------------------

Michael Carney                                          2000   $ 75,000    $ 50,000       25,000       -0-
TREASURER AND CHIEF FINANCIAL OFFICER                   1999   $ 75,000    $ 40,000       25,000       -0-
                                                        1998   $ 75,000       -0-         35,000       -0-

----------------------------------------------------------------------------------------------------------------

OPTION/SAR GRANTS IN LAST FISCAL YEAR



            The following table presents certain information relating to the grants of stock options made during 2000 to the named executive officers of DHC. The options were granted under DHC's 1995 Stock and Incentive Plan. Pursuant to rules of the Securities and Exchange Commission, the table also shows the value of

--------
a Amounts shown indicate cash compensation earned and received by executive officers in the year shown. Executive officers also participate in DHC group health insurance.

the options granted at the end of the option term if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. Only those tabular columns which call for information applicable to DHC or the named individuals have been included in such table.


----------------------------------------------------------------------------------------------------
                                                                               POTENTIAL REALIZABLE
                                                                                  VALUE AT ASSUMED
                                                                                   ANNUAL RATES OF
                                                                                     STOCK PRICE
                                                                                  APPRECIATION FOR
                                  INDIVIDUAL GRANTS                                  OPTION TERM
----------------------------------------------------------------------------------------------------
                     NUMBER OF       PERCENT OF
                    SECURITIES          TOTAL
                    UNDERLYING       OPTIONS/SARS
                     OPTIONS/         GRANTED TO
                      SARS           EMPLOYEES IN    EXERCISE OR     EXPIRATION
                    GRANTED          FISCAL YEAR     BASE PRICE         DATE
NAME                  (#)(1)                           ($/Sh)                      5%($)     10%($)
----------------------------------------------------------------------------------------------------
Martin J. Whitman     -0-                  -               -             -            -        -
-----------------------------------------------------------------------------------------------------
David M. Barse        50,000             26.0            4.00          12/12/10    125,779   318,748
-----------------------------------------------------------------------------------------------------
Michael Carney        25,000             13.0            4.00          12/12/10     62,889   159,374
----------------------------------------------------------------------------------------------------

(1) One-half of these options become exercisable on June 12, 2001 and one-third of the balance of the options become exercisable on each of the first three anniversaries of the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

     The following table presents certain information relating to the value of unexercised stock options as of the end of 2000, on an aggregated basis, owned by the named executive officers of DHC as of the last day of the fiscal year. Such officers did not exercise any of such options during 2000. Only those tabular columns which call for information applicable to DHC or the named individuals have been included in such table.


----------------------------------------------------------------------------------------------
                    NUMBER OF SECURITIES                      VALUE OF UNEXERCISED IN-THE-
                   UNDERLYING UNEXERCISED                             MONEY OPTIONS
                 OPTIONS AT FISCAL YEAR-END                        AT FISCAL YEAR-END
                             (#)                                           ($)
----------------------------------------------------------------------------------------------
NAME                EXERCISABLE         UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----------------------------------------------------------------------------------------------
Martin J. Whitman    210,000                 -0-            $ 328,125              -0-
----------------------------------------------------------------------------------------------
David M. Barse       183,333                 66,667         $ 45,313           $ 28,125
----------------------------------------------------------------------------------------------
Michael Carney       136,667                 33,333         $ 31,719           $ 14,063
----------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

     During 2000, each Director who was not an officer or employee of the Company or its subsidiaries received compensation of $2,500 for each Board meeting attended, whether in person or by telephone. For attendance at Board meetings during 2000, each Director received $5,000, plus, in each case, reimbursement of reasonable expenses. Directors who are officers or employees of the Company or its subsidiaries receive no fees for service on the Board. No attendance fee is paid to any Directors with respect to any committee meetings.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2000, none of the persons who served as members of the Compensation Committee of DHC's Board of Directors also was, during that year or previously, an officer or employee of DHC or any of its subsidiaries or had any other relationship requiring disclosure herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Common Stock as of March 21, 2001 of (a) each Director, (b) each executive officer, and (c) each person known by DHC to own beneficially more than five percent of the outstanding shares of Common Stock. DHC believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares reflected as being beneficially owned by them.


                                      AMOUNT AND NATURE OF
                                      BENEFICIAL OWNERSHIP       PERCENT OF CLASS (1)
                                      --------------------      --------------------

PRINCIPAL STOCKHOLDERS

SZ Investments, LLC                     3,900,437 (2)(3)                18.2
2 N. Riverside Plaza
Chicago, IL 60606

Commissioner of Insurance               1,803,235 (2)(4)                 9.2
  of the State of California
c/o Harry LeVine
Mission Insurance Companies' Trusts
425 Market Street, 23rd Floor
San Francisco, CA 94105

Martin J. Whitman                       1,281,143 (2)(5)                 6.6
c/o Danielson Holding Corporation
767 Third Avenue
New York, NY  10017-2023



OFFICERS AND DIRECTORS

Martin J. Whitman                       1,281,143 (2)(5)                 6.6

David M. Barse                            183,333 (6)                      *

Samuel Zell                             3,900,437 (7)                   18.2

Joseph F. Porrino                          56,667 (8)                      *

Frank B. Ryan                              48,667 (8)                      *

Eugene M. Isenberg                         69,924 (9)                      *

Wallace O. Sellers                         50,000 (10)                     *

Stanley J. Garstka                         51,008 (11)                     *

William Pate                               45,000 (12)                     *

Michael Carney                            136,667 (13)                     *

All Officers and Directors

  as a Group (10 persons)               5,822,846 (14)                  26.5

-----------------------------
* Percentage of shares beneficially owned does not exceed one percent of the outstanding Common Stock.

(1) Share percentage ownership is rounded to nearest tenth of one percent and reflects the effect of dilution as a result of outstanding options and warrants to the extent such options and warrants are, or within 60 days will become, exercisable. As of March 21, 2001 (the date as of which this table was prepared), there were exercisable options outstanding to purchase 1,641,051 shares of Common Stock and an exercisable warrants to purchase 2,002,568 shares of Common Stock. Shares underlying any option or warrant which was exercisable on March 21, 2001 or becomes exercisable within the next 60 days are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option or warrant.

(2) In accordance with provisions of DHC's Certificate of Incorporation, all certificates representing shares of Common Stock beneficially owned by holders of five percent or more of the Common Stock are owned of record by DHC, as escrow agent, and are physically held by DHC in that capacity.

(3) Includes shares underlying a Warrant to purchase 1,900,437 shares of Common Stock at an exercise price of $4.74391 per share.

(4) Beneficially owned by the Commissioner of Insurance of the State of California in his capacity as trustee for the benefit of holders of certain deficiency claims against certain trusts which assumed liabilities of certain present and former insurance subsidiaries of the Company.

(5) Includes 803,669 shares beneficially owned by Third Avenue Value Fund ("TAVF"), an investment company registered under the Investment Company Act of 1940; 104,481 shares beneficially owned by Martin J. Whitman & Co., Inc. ("MJW&Co"), a private investment company; and 84,358 shares beneficially owned by Mr. Whitman's wife and three adult family members. Mr. Whitman controls the investment adviser of TAVF, and may be deemed to own beneficially a five percent equity interest in TAVF. Mr. Whitman is the principal stockholder in MJW&Co, and may be deemed to own beneficially the shares owned by MJW&Co. Mr. Whitman disclaims beneficial ownership of the shares of Common Stock owned by TAVF and Mr. Whitman's family members.

(6) Includes shares underlying currently exercisable options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.6875 per share, 50,000 shares of Common Stock at an exercise price of $7.0625 per share, 50,000 shares of Common Stock at an exercise price of $3.65625 per share and 33,333 shares of Common Stock at an exercise price of $5.3125 per share. Does not include shares underlying options to purchase an aggregate of 16,667 shares of Common Stock at an exercise price of $5.3125 per share or 50,000 shares of Common Stock at an exercise price of $4.00 per share which are not currently exercisable nor become exercisable within the next 60 days.

(7) Includes 2,000,000 shares of Common Stock owned by SZ Investments, L.L.C. ("SZ"), a company controlled by Mr. Zell, and 1,900,437 shares of Common Stock issuable upon exercise of a Warrant owned by SZ.

(8) Includes shares underlying currently exercisable options to purchase an aggregate of 46,667 shares of Common Stock at an exercise price of $3.63 per share. Does not include shares underlying options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $4.00. These options are subject to approval and ratification of the shareholders and are thus not exercisable within 60 days.

(9)  Includes  20,088  shares  owned  by  Mentor  Partnership,   a  partnership
controlled by Mr. Isenberg, and 28 shares owned by Mr. Isenberg's wife. Also includes shares underlying currently exercisable options to purchase an aggregate of 46,666 shares of Common Stock at an exercise price of $3.63 per share. Does not include shares underlying options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $4.00. These options are subject to approval and ratification of the shareholders and are thus not exercisable within 60 days.

(10) Includes shares underlying currently exercisable options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $7.00 per share. Does not include shares underlying options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $4.00. These options are subject to approval and ratification of the shareholders and are thus not exercisable within 60 days.

(11) Includes shares underlying currently exercisable options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $5.50 per share. Does not include shares underlying options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $4.00. These options are subject to approval and ratification of the shareholders and are thus not exercisable within 60 days.

(12) Does not include shares underlying options to purchase an aggregate of 22,800 shares at an excercise price of $4.00 per share which are not currently exercisable nor become exercisable within the next 60 days.

(13) Includes shares underlying currently exercisable options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.6875 per share, 35,000 shares of Common Stock at an exercise price of $7.0625 per share, 35,000 shares of Common Stock at an exercise price of $3.65625 per share and 16,667 shares of Common Stock at an exercise price of $5.3125 per share. Does not include shares underlying options to purchase an aggregate of 8,333 shares of Common Stock at an exercise price of $5.3125 per share or 25,000 shares of Common Stock at an exercise price of $4.00 per share which are not currently exercisable nor become exercisable within the next 60 days.

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

     In connection with the purchase of Common Stock by SZ, DHC has entered into a non-exclusive investment advisory agreement with Equity Group Investments, LLC ("EGI"), a company controlled by Mr. Zell, pursuant to which EGI has agreed to provide, at the request of DHC, certain investment banking services to the Company in connection with potential transactions. For these services, DHC pays an annual fee of $125,000 to EGI. In the event that any transaction is consummated for which the Acquisition Committee of DHC's Board of Directors determines that EGI provided material services, DHC will pay to EGI a fee in the amount of 1% of the consideration paid by DHC in connection with such transaction. Mr. Zell and Mr. Pate are members of the Acquisition Committee, along with Mr. Whitman and Mr. Barse. DHC has also agreed to reimburse, upon request, EGI's out-of-pocket expenses related to the investment advisory agreement.

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

                  ANNUAL REPORT TO SECURITY-HOLDERS:
                  ---------------------------------

13.1              2000 Annual Report of Danielson  Holding  Corporation.
                  (To be included herewith at page 51.)

                  SUBSIDIARIES:
                  ------------

21    *           Subsidiaries of Danielson Holding Corporation.  (Filed with
                  Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit 21.)

                  CONSENT OF EXPERTS
                  ------------------


         (b) During the quarter ended December 31, 2000 for which this Report is filed, DHC filed no reports on Form 8-K.

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

Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Danielson Holding Corporation and in the capacities and on the dates indicated.

Date: March 30, 2001                      By /s/ MARTIN J. WHITMAN
                                             -----------------------------------
                                                Martin J. Whitman
                                                Chief Executive Officer and a
                                                Director

Date: March 30, 2001                      By /s/ DAVID M. BARSE
                                             -----------------------------------
                                                David M. Barse
                                                President and Chief Operating
                                                Officer and a Director

Date: March 30, 2001                      By /s/ MICHAEL T. CARNEY
                                             -----------------------------------
                                                Michael T. Carney
                                                Chief Financial Officer

Date: March 30, 2001                      By /s/ SAMUEL ZELL
                                             -----------------------------------
                                                Samuel Zell
                                                Chairman of the Board Director

Date: March 30, 2001                      By /s/ JOSEPH F. PORRINO
                                             -----------------------------------
                                                Joseph F. Porrino
                                                Director

Date: March 30, 2001                      By /s/ FRANK B. RYAN
                                             -----------------------------------
                                                Frank B. Ryan
                                                Director

Date: March 30, 2001                      By /s/ EUGENE M. ISENBERG
                                             -----------------------------------
                                                Eugene M. Isenberg
                                                Director

Date: March 30, 2001                      By /s/ WALLACE O. SELLERS
                                             -----------------------------------
                                                Wallace O. Sellers
                                                Director

Date: March 30, 2001                      By /s/ STANLEY J. GARSTKA
                                             -----------------------------------
                                                Stanley J. Garstka
                                                Director

Date: March 30, 2001                      By /s/ WILLIAM PATE
                                             -----------------------------------
                                                William Pate
                                                Director

Date: March 30, 2001                      By /s/ Harry LeVine
                                             -----------------------------------
                                                Harry LeVine
                                                Director


                                               DANIELSON HOLDING CORPORATION

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                              PAGE NUMBER

Independent Auditors' Report..............................................................................      F-2

Danielson Holding Corporation and Consolidated Subsidiaries:

    Statements of Operations -      For the years ended December 31, 2000, 1999 and 1998..................       *

    Balance Sheets - December 31, 2000 and 1999...........................................................       *

    Statements of Stockholders' Equity -     For the years ended December 31, 2000, 1999 and 1998                *

    Statements of Cash Flows -  For the years ended December 31, 2000, 1999 and 1998......................       *

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

----------
    * Incorporated by reference to DHC's 2000 Annual Report to Stockholders.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Danielson Holding Corporation:



         Under date of March 7, 2001, we reported on the consolidated balance sheets of Danielson Holding Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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




New York, New York
March 7, 2001


                                                                     SCHEDULE II

                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                              (Parent Company Only)

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                             2000          1999         1998
                                             ----          ----         ----
REVENUES:
    Net investment income                 $   1,584      $     504    $     429

    Net realized investment gains               322              3           --
                                          ---------      ---------    ---------

       TOTAL REVENUES                         1,906            507          429
                                          ---------      ---------    ---------

EXPENSES:

    Employee compensation and benefits        1,295          1,251        1,177

    Professional fees                           403            379          427

    Other general and administrative fees       839            598          634
                                          ---------      ---------    ---------

       TOTAL EXPENSES                         2,537          2,228        2,238
                                          ---------      ---------    ---------

Loss before provision for
    income taxes                               (631)        (1,721)      (1,809)

Income tax provision                             45             16            2
                                          ---------      ---------    ---------

Loss before equity in net income of
    subsidiaries                               (676)        (1,737)      (1,811)

Equity in net income of subsidiaries*          1,706          2,992        4,112
                                          ---------      ---------    ---------


NET INCOME                                $   1,030      $   1,255    $   2,301
                                          =========      =========    =========

 *Eliminated in consolidation.

See accompanying auditors' report.

                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                              (Parent Company Only)

                                 BALANCE SHEETS
             (In thousands, except share and per share information)


                                                                                         DECEMBER 31,
                                                                                -------------------------
                                                                                 2000                   1999
                                                                                 ----                   ----
ASSETS:

   Cash                                                                    $     2,586             $       103
   Fixed maturities:
     Available-for-sale at fair value
       (Cost:  $15,780 and $11,513)                                             14,795                  11,505
   Equity securities (Cost: $0 and $560)                                            --                     531
   Short term investments, at cost which approximates
       fair value                                                                3,615                   5,961
                                                                           -----------             -----------

         TOTAL CASH AND INVESTMENTS                                             20,996                  18,100

     Investment in subsidiaries*                                                60,337                  58,146
     Accrued investment income                                                     176                      85
     Other assets                                                                  167                     201
                                                                           -----------             -----------

         TOTAL ASSETS                                                      $    81,676             $    76,532
                                                                           ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

     Other liabilities                                                     $       346             $       306
                                                                           -----------             -----------

         TOTAL LIABILITIES                                                         346                     306

     Preferred Stock ($0.10 par value; authorized 10,000,000
       shares; none issued and outstanding)                                         --                      --
     Common Stock ($0.10 par value; authorized 100,000,000
       shares and 20,000,000 shares; issued 19,306,694 shares and
       18,486,994 shares; outstanding
       19,295,954 shares and 18,476,265 shares)                                  1,931                   1,849
     Additional paid-in capital                                                 62,449                  59,491
     Accumulated other comprehensive income (loss)                              (1,064)                 (2,098)
     Retained earnings                                                          18,080                  17,050
     Treasury stock (Cost of 10,740 shares and 10,729  shares)                     (66)                    (66)
                                                                           -----------             -----------

         TOTAL STOCKHOLDERS' EQUITY                                             81,330                  76,226
                                                                           -----------             -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    81,676                  76,532
                                                                           ===========             ===========

 *Eliminated in consolidation.

See accompanying auditors' report.


                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                    --------------------------------
                                                              2000                1999                1998
                                                              ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                             $  1,030            $  1,255           $   2,301
   Adjustments to reconcile net income to
     net cash used in operating activities:
   Net realized investment gains                              (322)                 (3)                 --
   Change in accrued investment income                         (91)                (25)                  2
   Depreciation and amortization                              (450)                (79)               (252)
   Equity in net income of subsidiaries                     (1,706)             (2,992)             (4,112)
   Decrease in accrued expenses                                 28                  (1)               (132)
   Other, net                                                   42                 (15)                (13)
                                                          --------           ---------           ---------
     Net cash used in operating activities                  (1,469)             (1,860)             (2,206)
                                                          --------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments purchased:
   Fixed income maturities available-for-sale              (34,980)            (12,723)            (11,215)
   Equity securities                                          (510)               (560)                 --
Proceeds from sales:
   Fixed income maturities available-for-sale               16,656                 741               3,412
   Equity Securities                                         1,353                  --                  --
Investments, matured or called
   Fixed income maturities available-for-sale               14,562               7,273              10,037

Purchases of property and equipment                            (15)                 (1)                (52)
                                                          --------           ---------           ---------
     Net cash provided by (used in)
       investing activities                                 (2,934)             (5,270)              2,182
                                                          --------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of Common Stock                    3,040              13,109                  --
   Dividends from subisiaries                                1,500                  --                  --
                                                          --------           ---------           ---------
     Net cash provided by
        financing activities                                 4,540              13,109                  --
                                                          --------           ---------           ---------
Net increase (decrease) in cash and
     short term investments                                    137               5,979                 (24)
Cash and short term investments at
     beginning of year                                       6,064                  85                 109
                                                          --------           ---------           ---------
CASH AND SHORT TERM INVESTMENTS AT
     END OF YEAR                                          $  6,201           $   6,064           $      85
                                                          ========           =========           =========

See accompanying auditors' report.

                                                                      SCHEDULE V

                          DANIELSON HOLDING CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                                                                       ADDITIONS

                                     BALANCE AT          CHARGED TO COSTS     CHARGED TO                                 BALANCE AT
                                 BEGINNING OF PERIOD       AND EXPENSES     OTHER ACCOUNTS          DEDUCTIONS         END OF PERIOD
                                 -------------------       ------------     --------------          ----------         -------------
Allowance for premiums
   and fees receivable

For the year ended December 31,

                      1998          $     179                $      29        $      --              $     72             $    136
                                    =========                =========        =========              ========              =======
                      1999          $     136                $     444        $      --              $    306             $    274
                                    =========                =========        =========              ========              =======
                      2000          $     274                $     726        $      25              $    438             $    587
                                    =========                =========        =========              ========              =======

Allowance for uncollectable
   reinsurance on paid losses

For the year ended December 31,

                      1998          $     374                $      --        $      --              $     --             $    374
                                    =========                =========        =========              ========              =======
                      1999          $     374                $      28        $      --              $     --             $    402
                                    =========                =========        =========              ========              =======
                      2000          $     402                $     221        $      --              $     --             $    623
                                    =========                =========        =========              ========              =======

Allowance for uncollectable
   reinsurance on unpaid losses

For the year ended December 31,

                      1998          $     499                $      60        $      --              $     --             $    559
                                    =========                =========        =========              ========              =======
                      1999          $     559                $      --        $      --              $    313             $    246
                                    =========                =========        =========              ========              =======
                      2000          $     246                $      --        $      --              $    145             $    101
                                    =========                =========        =========              ========              =======

See accompanying auditors' report.

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

                            SUPPLEMENTAL INFORMATION

                CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (in thousands)


                                                                                                   OTHER

          AFFILIATION          DEFERRED    RESERVES FOR UNPAID  DISCOUNT FROM                  POLICY CLAIMS
             WITH             ACQUISITION   CLAIMS AND CLAIM     RESERVES FOR       UNEARNED   AND BENEFITS   NET EARNED  INVESTMENT
          REGISTRANT             COSTS     ADJUSTMENT EXPENSES   UNPAID CLAIMS      PREMIUMS      PAYABLE      PREMIUMS      INCOME
          ----------             -----     -------------------   -------------      --------      -------      --------      ------

       Consolidated
       Property-Casualty

         Entities:

     AS OF AND FOR THE YEAR
        ENDED 12/31/00          $3,665         $  100,030          $     --        $ 23,207           --      $ 67,034     $   7,741
                                ======         ==========          ========        ========      ========     ========     =========
    As of and for the year
        ended 12/31/99          $2,522         $   94,934          $     --        $ 16,239            --     $ 54,040     $   7,273
                                ======         ==========          ========        ========      ========     ========     =========

    As of and for the year
        ended 12/31/98          $2,381         $   95,653          $     --        $ 13,705            --     $ 55,411     $   7,745
                                ======         ==========          ========        ========      ========     ========     =========



                                                                 CLAIMS AND CLAIM
          AFFILIATION                 ADJUSTMENT EXPENSES          AMORTIZATION        OTHER            PAID CLAIMS
             WITH                     INCURRED RELATED TO           OF DEFERRED      OPERATING           AND CLAIM      NET WRITTEN
          REGISTRANT              CURRENT YEAR     PRIOR YEARS   ACQUISITION COSTS    EXPENSES       ADJUSTMENT EXPENSES    PREMIUMS
          ----------              ------------     -----------   -----------------   ---------       -------------------    --------

         Consolidated
       Property-Casualty

          Entities:

    AS OF AND FOR THE YEAR
        ENDED 12/31/00              $ 55,269         $ 5,254         $12,153           $ 4,283             $60,440          $ 73,141
                                    ========         =======         =======           =======             =======          ========
    As of and for the year
        ended 12/31/99              $ 43,301         $ 2,491         $10,070           $ 3,794             $43,952          $ 56,605
                                    ========         =======         =======           =======             =======          ========

    As of and for the year
        ended 12/31/98              $ 39,131         $    -          $ 9,899           $ 3,401             $47,427          $ 58,880
                                    ========         =======         =======           =======             =======          ========



See accompanying auditors' report.