Form 10-Q/A
period 2000-03-31
DANIELSON HOLDING CORP
filed 2001-05-02
CIK 225648

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
                                                                         ========     ========


    See accompanying Notes to Consolidated Financial Statements.

           DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (In thousands, except share amounts)
                                   (UNAUDITED)


                                                                                                    Comprehensive
                                                                                                Income (Loss) for the

                                                                                             Three Months Ended MARCH 31,
                                                                    MARCH 31, 2000             2000                1999
                                                                    --------------             ----------------------------
COMMON STOCK

  Balance, beginning of year                                       $     1,849
                                                                   -----------
  Balance, end of period                                                 1,849
                                                                   -----------

ADDITIONAL PAID-IN CAPITAL

  Balance, beginning of year                                            59,491
                                                                   -----------
  Balance, end of period                                                59,491
                                                                   -----------

RETAINED EARNINGS

  Balance, beginning of year                                            17,050
  Net income                                                             3,435                 $3,435               $   101
                                                                   -----------                 ------               -------
  Balance, end of period                                                20,485
                                                                   -----------

ACCUMULATED  OTHER  COMPREHENSIVE  INCOME  (LOSS)
  Balance,  beginning  of  year                                         (2,098)
  Net unrealized gain on available-for-sale securities (1)                                      1,343                (1,989)
                                                                                               ------               -------
  Other comprehensive income                                             1,343                  1,343                (1,989)
                                                                   -----------                 ------               -------
  Total comprehensive income                                                                   $4,778               $(1,888)
                                                                                               ======               =======
  Balance, end of period                                                  (755)
                                                                   -----------

TREASURY STOCK

  Balance, beginning of year                                               (66)
                                                                   -----------
  Balance, end of period                                                   (66)
                                                                   -----------

    TOTAL STOCKHOLDERS' EQUITY                                     $    81,004
                                                                   ===========


COMMON STOCK, SHARES

  Balance, beginning of year                                        18,486,994
                                                                   -----------
  Balance, end of period                                            18,486,994
                                                                   ===========

TREASURY STOCK, SHARES

  Balance, beginning of year                                            10,729
                                                                   -----------
  Balance, end of period                                                10,729
                                                                   ===========
                                                              2000           1999
                                                              ----           ----
(1)   Disclosure of reclassification amount:
          Unrealized holding gains (losses)
            arising during the period                        $4,406        $(1,989)
          Less: reclassification adjustment

            for net gains included in net income             (3,063)            --
                                                             -------       -------
       Net unrealized gains (losses) on securities           $1,343        $(1,989)
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

3)   INCOME TAXES

     DHC files a Federal consolidated income tax return with its subsidiaries. DHC's Federal consolidated return includes the taxable results of certain grantor trusts established pursuant to a prior court approved reorganization to assume various liabilities of certain present and former subsidiaries of DHC. These trusts are not consolidated with DHC for financial statement purposes. The Company records its interim tax provisions based upon estimated effective tax rates for the year.

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

     The Company meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the Company relies on the sale of invested assets. Cash provided by operations was $9.0 million and $4.2 million for the three months ended March 31, 2000 and 1999, respectively. The increase in cash provided by operations is attributable to the collection of a reinsurance settlement for $11.5 million. Overall cash and invested assets, at market value, at March 31, 2000 were $135.8 million, compared to $122.4 million, at December 31, 1999. The Company believes that its liquidity needs will continue to be met through the same sources in the future.

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