Form 10-Q/A
period 2000-06-30
DANIELSON HOLDING CORP
filed 2001-05-02
CIK 225648

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

     Premiums and fees receivable, net of allowances, increased by $2.3 million during the six months ended June 30, 2000. The increase is attributable to the growth in direct written premiums of $5.6 million during the six months ended June 30,2000.

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

     The Company meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the Company relies on the sale of invested assets. Cash provided by operations was $5.7 million and $1.0 million for the six months ended June 30, 2000 and 1999, respectively. The increase in cash provided by operations is primarily attributable to the collection of amounts due, as a result of the rescission of several reinsurance treaties, in excess of $11 milion. Overall cash and invested assets, at market value, at June 30, 2000 were $134.0 million, compared to $122.4 million at December 31, 1999. The Company believes that its liquidity needs will continue to be met through the same sources in the future.

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