Form 10-Q
period 2001-03-31
DANIELSON HOLDING CORP
filed 2001-05-15
CIK 225648

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549




                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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

                             YES  X           NO
                                ------          ----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                               OUTSTANDING AT MAY 10, 2001
-----------------------------                -------------------------------
 Common Stock, $0.10 par value                       19,505,954 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share information)
                                   (Unaudited)

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                               -------------------------------
                                                      2001             2000
                                                     ------           -------

REVENUES:

   Gross premiums earned                            $ 21,212         $ 16,797
   Ceded premiums earned                              (2,070)          (1,289)
                                                     -------          -------
   Net premiums earned                                19,142           15,508

   Net investment income                               2,329            2,057
   Net realized investment gains                         816            3,063
   Other income                                          318              231
                                                     -------          -------

         TOTAL REVENUES                               22,605           20,859
                                                     -------          -------

LOSSES AND EXPENSES:

   Gross losses and loss adjustment expenses          16,402           11,654
   Ceded losses and loss adjustment expenses          (1,358)            (386)
                                                     -------          -------
   Net losses and loss adjustment expenses            15,044           11,268

   Policyholder dividends                                 42               70
   Policy acquisition expenses                         4,140            3,909
   General and administrative expenses                 2,455            2,136
                                                     -------          -------


         TOTAL LOSSES AND EXPENSES                    21,681           17,383
                                                     -------          -------

Income before provision for income taxes                 924            3,476
Income tax provision                                      37               41
                                                     -------          -------

NET INCOME                                          $    887         $  3,435


EARNINGS PER SHARE OF COMMON STOCK

Basic                                               $    .05         $    .19
                                                     =======          =======
Diluted                                             $    .05         $    .18
                                                     =======          =======


                    See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                             March 31, 2001     December 31,
                                                              (UNAUDITED)          2000
                                                            --------------     -----------
ASSETS:

  Fixed maturities, available for sale at fair value
    (Cost: $121,245 and $123,667)                               $122,960         $123,213
  Equity securities, at fair value (Cost: $24,532 and $25,064)    21,686           24,454
  Short term investments, at cost which
      Approximates fair value                                     13,156            6,463
                                                                 -------         --------

      TOTAL INVESTMENTS                                          157,802          154,130

  Cash                                                             5,081            6,082
  Accrued investment income                                        1,783            1,782
  Premiums and fees receivable, net of allowances
      of $688 and $588                                            15,418           15,555
  Reinsurance recoverable on paid losses, net of allowances
      of $626 and $623                                             3,799            4,020
  Reinsurance recoverable on unpaid losses, net of
      allowances of $30 and $101                                  20,347           20,641
  Prepaid reinsurance premiums                                     2,613            2,629
  Property and equipment, net of accumulated depreciation
      of $8,910 and $8,748                                         1,256            1,325
  Deferred acquisition costs                                       4,069            3,665
  Other assets                                                     1,631            1,648
                                                                 -------         --------

      TOTAL ASSETS                                              $213,799         $211,477
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Unpaid losses and loss adjustment expenses                    $ 99,261         $100,030
  Unearned premiums                                               24,392           23,207
  Policyholder dividends                                             380              364
  Reinsurance premiums payable                                     1,774            1,630
  Funds withheld on ceded reinsurance                              1,666            1,666
  Other liabilities                                                3,546            3,250
                                                                 -------         --------

      TOTAL LIABILITIES                                          131,019          130,147

  Preferred stock ($0.10 par value; authorized
      10,000,000 shares; none issued and outstanding)                 --               --
  Common stock ($0.10 par value; authorized 100,000,000
      shares; issued 19,516,694 shares and 19,306,694 shares;
      outstanding 19,505,954 shares and 19,295,954 shares)         1,952            1,931
  Additional paid-in capital                                      63,058           62,449
  Accumulated other comprehensive income (loss)                   (1,131)          (1,064)
  Retained earnings                                               18,967           18,080
  Treasury stock (cost of 10,740 shares)                             (66)             (66)
                                                                 -------         --------

      TOTAL STOCKHOLDERS' EQUITY                                  82,780           81,330
                                                                 -------         --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $213,799         $211,477
                                                                ========         ========


                    See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                             Comprehensive
                                                                          Income (Loss) for the
                                                                           Three Months Ended
                                                                                March 31,

                                                 MARCH 31, 2001                 2001               2000
                                                 ------------------             ----               ----

COMMON STOCK

  Balance, beginning of year                       $     1,931
  Exercise of options to purchase Common Stock              21
                                                    ----------
  Balance, end of period                                 1,952
                                                    ----------

ADDITIONAL PAID-IN CAPITAL

  Balance, beginning of year                            62,449
  Exercise of options to purchase Common Stock             609
                                                    ----------
  Balance, end of period                                63,058
                                                    ----------

RETAINED EARNINGS

  Balance, beginning of year                            18,080
  Net income                                               887                  $  887            $3,435
                                                    ----------                  ------            ------
  Balance, end of period                           $    18,967
                                                    ----------



ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance, beginning of year                            (1,064)
  Net unrealized gain (loss) on available-
        For-sale securities (1)                                                    (67)            1,343
                                                                                  -----           ------
  Other comprehensive income (loss)                        (67)                    (67)            1,343
                                                    ----------                   -----            ------
  Total comprehensive income (loss)                                            $   820            $4,778
                                                                                ======            ======
  Balance, end of period                                (1,131)
                                                    ----------

TREASURY STOCK

  Balance, beginning of year                               (66)
                                                    ----------
  Balance, end of period                                   (66)
                                                    ----------

      TOTAL STOCKHOLDERS' EQUITY                       $82,780
                                                    ==========


COMMON STOCK, SHARES

  Balance, beginning of year                      19,306,694
  Exercise of options to purchase Common Stock       210,000
                                                  ----------
  Balance, end of period                          19,516,694
                                                  ==========

TREASURY STOCK, SHARES

  Balance, beginning of year                          10,740
                                                  ----------
  Balance, end of period                              10,740
                                                  ==========

(1)  DISCLOSURE OF RECLASSIFICATION AMOUNT:         2001              2000
                                                    ----              ----
           Unrealized holding gains (losses)
             arising during the period            $  (883)           $  (1,720)
           Less: reclassification adjustment
             for net gains included in net income    (816)              (3,063)
                                                     -----              -------
 Net unrealized gains (losses) on securities      $   (67)           $   1,343

                    See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)


                                                                 For the Three Months
                                                                    Ended March 31,
                                                               2001            2000
                                                              -------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Income from continuing operations                          $    887        $  3,435
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Net realized investment gains                               (816)         (3,063)
     Depreciation and amortization                                232             229
     Change in accrued investment income                           (1)            137
     Change in premiums and fees receivable                       137            (821)
     Change in reinsurance recoverables                           221             135
     Change in reinsurance recoverable on unpaid losses           294             802
     Change in prepaid reinsurance premiums                        16            (222)
     Change in deferred acquisition costs                        (404)           (267)
     Change in unpaid losses and loss adjustment expenses        (769)         (3,817)
     Change in unearned premiums                                1,185           1,470
     Change in reinsurance payables and funds withheld            144              23
     Change in policyholder dividends payable                      16              34
     Change in receivable on reinsurance treaty rescission         --          11,459
     OTHER, NET                                                   285            (845)
                                                              --------        --------
     Net cash provided by (used in) operating activities       1,427            8,689
                                                              -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales:
     Fixed income maturities available-for-sale                    --           7,500
     Equity securities                                          2,452           7,700
  Investments, matured or called:
     Fixed income maturities available-for-sale                 5,677           8,053
  Investments purchased:
     Fixed income maturities available-for-sale                (3,543)        (26,527)
     Equity securities                                           (847)         (5,761)

  Purchases of property and equipment                            (104)            (30)
                                                             --------         -------
     Net cash used in investing activities                      3,635           9,065
                                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of options to purchase Common Stock      630              --
                                                              -------         -------
     Net cash provided by financing activities                    630              --
                                                              -------         -------

  Net increase (decrease) in cash and short term investments    5,692            (376)
  Cash and short term investments at beginning of year         12,545           8,339
                                                              -------         -------
  Cash and short term investments at end of period           $ 18,237        $  7,963
                                                              =======         =======

          See accompanying Notes to Consolidated Financial Statements.

                DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, reference is made to the consolidated financial statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year's financial statement presentation.

2)   PER SHARE DATA

         Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 19,622,615 and 19,206,214 for the three months ended March 31, 2001, and 2000 respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options and warrants. Such average shares were 19,340,287 and 18,476,265 for the three months ended March 31, 2001 and 2000 , respectively.

3)   INCOME TAXES

     DHC files a Federal consolidated income tax return with its subsidiaries. DHC's Federal consolidated return includes the taxable results of certain grantor trusts established pursuant to a prior court approved reorganization to assume various liabilities of certain present and former subsidiaries of DHC. These trusts are not consolidated with DHC for financial statement puposes. The Company records its interim tax provisions based upon estimated effective tax rates for the year.

     The Company has made provisions for certain state and local taxes. Tax filings for these jurisdictions do not consolidate the activities of the trusts referred to above. For further information, reference is made to Note 8 of the Notes to Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 2000.

4)   AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, NAICC was required to record its statutory amounts pursuant to the Accounting Practices and Procedures Manual issued by the National Association of Insurance Commissioners ("SSAPs"). The effect of adoption of the SSAPs did not have a material effect on NAICC's statutory surplus.

5)   SUBSEQUENT EVENT

     Since the end of the quarter, the Company has purchased a distressed debt security that represents approximately 14% of the total assets of the Company. This security was purchased with available cash through broker dealers and other market participants trading these securities. See Part II, Item 5. "Other Information."

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     Net premiums earned were $19.1 million and $15.5 million for the three months ended March 31, 2001 and 2000, respectively. The increase in net premiums earned is directly related to the change in net premiums written. Net premiums written were $20.3 million and $16.7 million for the three months ended March 31, 2001 and 2000, respectively.

     The overall $3.6 million increase in net written premiums for 2001 over the comparable period in 2000 is attributable to increased production in commercial lines.

     Net investment income was $1.9 million and $1.8 million for the three months ended March 31, 2001 and 2000, respectively. The average fixed income portfolio yield on bonds as of March 31, 2001 was 6.59 percent compared to 6.67 percent as of March 31, 2000. The decrease in portfolio yield was offset by an increase in invested assets of $0.5 million. Realized gains decreased by $2.3 million from the comparable period in 1999 due to reduced sales of equity securities.

     Net losses and loss adjustment expenses ("LAE") were $15.0 million and $11.3 million for the three months ended March 31, 2001 and 2000, respectively. The resulting loss and LAE ratios for the corresponding periods were 78.6 percent and 72.7 percent, respectively. The loss and LAE ratio increased in 2001 over 2000 due to the growth in our commercial automobile program which has higher loss ratios than private passenger automobile.

     Policy acquisition costs were $4.1 million and $3.9 million for the three months ended March 31, 2001 and 2000, respectively. As a percentage of net premiums earned, policy acquisition expenses were 21.6 percent and 25.2 percent for the three months ended March 31, 2001 and 2000, respectively. The decrease in the policy acquisition expense ratio in 2001 is due primarily to the overall increase in premium volume while fixed underwriting expenses of policy acquisition costs remained relatively constant.

     General and administrative expenses were $1.8 million and $1.5 million for the three months ended March 31, 2001 and 2000, respectively. General and administrative expenses increased slightly in 2001 over 2000 due to increased premium volume.

     The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 110.3 percent and 108.6 percent for the three months ended March 31, 2001 and 2000, respectively. Net income from insurance operations for the three months ended March 31, 2001 and 2000 was $1.0 million and $3.8 million, respectively. The decrease in net income from insurance operations during the first three months of 2001 compared to the same period for 2000 is primarily attributable to the reduction in realized gains of $2.3 million.

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

     The Company meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the Company relies on the sale of invested assets. Cash provided by operations was $1.9 million and $9.0 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in cash provided by operations is attributable to the collection of a reinsurance settlement for $11.5 million in 2000. Overall cash and invested assets, at market value, at March 31, 2001 were $141.2 million, compared to $139.2 million at December 31, 2000. The Company believes that its liquidity needs will continue to be met through the same sources in the future.

     3.  RESULTS OF DHC'S OPERATIONS

CASH FLOW FROM PARENT-ONLY OPERATIONS

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the three months ended March 31, 2001 and 2000, cash used in parent-only operating activities was $427,000 and $266,000, respectively. For information regarding DHC's operating subsidiaries' cash flow from operations, SEE "2. RESULTS OF NAICC'S OPERATIONS, CASH FLOW FROM INSURANCE OPERATIONS."

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001 cash and investments of DHC were approximately $21.7 million, compared to $21.0 million at December 31, 2000. As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. DHC received $630,000 in March of 2001 from the exercise of stock options. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES."

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The  Company's  objectives  in managing  its  investment  portfolio  are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to the Company's equity portfolio are foreign currency risk and equity price risk. There have been no material changes to the Company's market risk for the three months ended March 31, 2001. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 31, 2000. For events that occurred subsequent to March 31, 2001, reference is made to Part II, Item 5. "Other Information".

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

       Not applicable.

ITEM 5.  OTHER INFORMATION.

     Since the end of the quarter, in a series of open market transactions, the Company has purchased an amount of a publicly traded distressed/high yield bond issue which now represents approximately 14% of the total assets of the Company. This security was purchased with available cash through broker dealers and other market participants trading these securities. None of the parties from whom purchases were made are affiliated in any way with the Company. All purchases were made at prevailing market prices. The Company believes that these securities offer an attractive yield and should increase the return on the Company's current investment portfolio, provided there is no money default. The market value for distressed debt tends to be more sensitive to economic conditions and individual corporate developments than those of higher rated securities. In addition, the secondary market for these bonds is generally less liquid.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       None

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2001


                                DANIELSON HOLDING CORPORATION
                                      (Registrant)



                                BY:/S/DAVID BARSE
                                ---------------------------
                                David Barse
                                PRESIDENT & CHIEF
                                OPERATING OFFICER


                                BY:/S/MICHAEL CARNEY
                                ---------------------------
                                Michael Carney
                                CHIEF FINANCIAL OFFICER