Form 10-Q
period 2001-06-30
DANIELSON HOLDING CORP
filed 2001-08-14
CIK 225648

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549




                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                           YES   X             NO
                                              -------            ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                        OUTSTANDING AT AUGUST 6, 2001
            -----                        -----------------------------
   Common Stock, $0.10 par value               19,505,954 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.          Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (In thousands, except per share information)
                                   (Unaudited)


                                                        For the Three                         For the Six
                                                     Months Ended June 30,                 Months Ended June 30,
                                               -------------------------------        -------------------------------
                                                    2001              2000                 2001              2000
                                                 -----------      -----------         ------------        -------

Revenues:


    Gross premiums earned                         $   22,475      $   17,170          $   43,687          $   33,967
    Ceded premiums earned                             (2,221)         (1,669)             (4,291)             (2,958)
                                                   ----------      ----------          ----------          ----------
    Net premiums earned                               20,254          15,501              39,396              31,009

    Net investment income                              3,234           2,153               5,563               4,210
    Net realized investment gains                         35           1,027                 851               4,090
    Other Income                                         334             271                 652                 502
                                                   ---------       ---------           ---------           ---------

         Total Revenues                               23,857          18,952              46,462              39,811
                                                   ---------       ---------           ---------           ---------


Losses and Expenses:

    Gross losses and loss adjustment expenses         23,149          12,844              39,551              24,498
    Ceded losses and loss adjustment expenses         (1,852)         (1,506)             (3,210)             (1,892)
                                                   ----------      ----------          ----------          ----------
    Net losses and loss adjustment expenses           21,297          11,338              36,341              22,606

    Policyholder dividends                                41              26                  83                  96
    Policy acquisition expenses                        5,657           4,003               9,797               7,912
    General and administrative expenses                2,411           2,242               4,890               4,404
                                                   ---------       ---------           ---------           ---------

         Total Losses and Expenses                    29,406          17,609              51,111              35,018
                                                   ---------       ---------           ---------           ---------

Income (loss) before provision for income taxes      (5,549)           1,343             (4,649)               4,793
Income Tax Provision                                      30              19                  43                  34
                                                   ---------       ---------           ---------           ---------

Net Income (loss)                                 $  (5,579)      $    1,324          $  (4,692)          $    4,759
                                                   =========       =========           =========           =========


Earnings (loss)  per share of common stock

Basic                                             $   (.29)       $      .07          $    (.24)          $      .26
                                                  =========       ==========          ==========          ==========

Diluted                                           $   (.29)       $      .07          $    (.24)          $      .25
                                                  =========       ==========          ==========          ==========


          See accompanying Notes to Consolidated Financial Statements.


                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (In thousands, except share information)


                                                                            June 30, 2001         December 31,
                                                                             (UNAUDITED)               2000
                                                                         -----------------      --------------
Assets:

   Fixed maturities, available for sale at fair value
     (Cost: $137,513 and $123,667)                                           $   139,605         $   123,213
   Equity securities, at fair value (Cost: $12,808 and $25,064)                   14,711              24,454
   Short term investments, at cost which
       approximates fair value                                                     6,645               6,463
                                                                                --------           ---------

       Total Investments                                                         160,961             154,130

   Cash                                                                            5,567               6,082
   Accrued investment income                                                       4,556               1,782
   Premiums and fees receivable, net of allowances
       of $763 and $588                                                           17,512              15,555
   Reinsurance recoverable on paid losses, net of allowances
       of $628 and $623                                                            3,192               4,020
   Reinsurance recoverable on unpaid losses, net of
       allowances of $101 and $101                                                21,096              20,641
   Prepaid reinsurance premiums                                                    2,873               2,629
   Property and equipment, net of accumulated depreciation
       of $8,981 and $8,748                                                        1,134               1,325
   Deferred acquisition costs                                                      4,060               3,665
   Other Assets                                                                    1,423               1,648
                                                                                --------           ---------

       Total Assets                                                          $   222,374         $   211,477
                                                                              ==========          ==========

Liabilities and Stockholders' Equity:

   Unpaid losses and loss adjustment expenses                                $   105,433         $   100,030
   Unearned premiums                                                              27,487              23,207
   Policyholder dividends                                                            339                 364
   Reinsurance premiums payable                                                    1,700               1,630
   Funds withheld on ceded reinsurance                                             1,666               1,666
   Other Liabilities                                                               3,422               3,250
                                                                                --------           ---------

       Total Liabilities                                                         140,047             130,147

   Preferred stock ($0.10 par value; authorized
       10,000,000 shares; none issued and outstanding)                               -                   -
   Common stock ($0.10 par value; authorized
       100,000,000 shares; issued 19,516,694 shares and 19,306,694
   shares; outstanding 19,505,954 shares and 19,295,954)                           1,952               1,931
   Additional paid-in capital                                                     63,058              62,449
   Accumulated other comprehensive income (loss)                                   3,995              (1,064)
   Retained earnings                                                              13,388              18,080
   Treasury Stock (Cost of 10,740 Shares)                                            (66)                (66)
                                                                                --------           ---------

       Total Stockholders' Equity                                                 82,327              81,330
                                                                                --------           ---------

       Total Liabilities and Stockholders' Equity                            $   222,374         $   211,477
                                                                              ==========          ==========


          See accompanying Notes to Consolidated Financial Statements.


                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity

                      (In Thousands, Except Share Amounts)

                                   (Unaudited)

                                                                                       Comprehensive               Comprehensive
                                                                                   Income (Loss) for the       Income (Loss)for the
                                                                                     Three Months Ended           Six Months Ended
                                                                                          June 30,                      June 30,
                                                          JUNE 30, 2001        2001               2000            2001       2000
                                                          -------------        ----               ----            ----       ----
Common Stock

   Balance, Beginning of Year                               $ 1,931

   Exercise of options to purchase Common Stock                  21
                                                             ------
   Balance, End of Period                                     1,952
                                                              -----

Additional Paid-in Capital

   Balance, Beginning of Year                                62,449

   Exercise of options to purchase Common Stock                 609
                                                             ------
   Balance, End of Period                                    63,058
                                                             ------

Retained Earnings

   Balance, Beginning of Year                                18,080
   Net Income (loss)                                         (4,692)          $(5,579)          $1,324           $(4,692)    $4,759
                                                             ------            ------            ----             ------    -------
   Balance, End of Period                                    13,388
                                                             ------

Accumulated Other Comprehensive Income (loss)

   Balance, Beginning of Year                                (1,064)
   Net Unrealized Gain (loss) On Available-
         For-sale Securities (1)                                                5,126             826              5,059       2,169
                                                                                 ----             ---              -----     -------
   Other Comprehensive Income                                 5,059             5,126             826              5,059       2,169
                                                              -----            ------           -----              -----     -------
   Total Comprehensive Income (loss)                                           $(453)          $2,150               $367      $6,928
                                                                              =======            ====            =======     =======
   Balance, End of Period                                     3,995
                                                          ---------

Treasury Stock

   Balance, Beginning of Year                                   (66)
                                                              -----
   Balance, End of Period                                       (66)
                                                              -----

       Total Stockholders' Equity                       $    82,327
                                                             ======

Common Stock, Shares

   Balance, Beginning of Year                            19,306,694

   Exercise of options to purchase Common Stock             210,000
                                                         ----------
   Balance, End of Period                                19,516,694
                                                         ==========

Treasury Stock, Shares

   Balance, Beginning of Year                               10,740
                                                            ------
   Balance, End of Period                                   10,740
                                                            ======

                                                                           For the Three Months Ended       For the Six Months Ended
                                                                                   June 30,                            June 30,
(1)  Disclosure of Reclassification Amount:                                     2001          2000                 2001      2000
                                                                                ----          ----                 ----      ----
              Unrealized holding gains
                arising during the period                                      $5,161         $ 1,853            $ 5,910   $ 6,259
              Less: reclassification adjustment
                 for net gains included
                 in net income                                                     35           1,027                851     4,090
                                                                              -------          -------           -------   ---------
      Net Unrealized Gains On Securities                                       $5,126         $   826            $ 5,059   $ 2,169
                                                                              =======         ========           =======   =========

          See accompanying Notes to Consolidated Financial Statements.


                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                   (Unaudited)

                                                                                        FOR THE SIX

                                                                                  MONTHS ENDED JUNE 30,

                                                                                   2001                2000
                                                                                ---------           ---------
Cash Flows From Operating Activities:

Income (Loss) from continuing operations                                        $ (4,692)           $   4,759
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
Net realized investment gains                                                       (851)             (4,090)
Depreciation and amortization                                                        431                 442
Change in accrued investment income                                               (2,774)               (37)
Change in premiums and fees receivable                                            (1,957)             (2,334)
Change in reinsurance recoverables                                                   828                (513)
Change in reinsurance recoverable on unpaid losses                                  (455)              1,516
Change in prepaid reinsurance premiums                                              (244)               (492)
Change in deferred acquisition costs                                                (395)               (607)
Change in unpaid losses and loss adjustment expenses                               5,403             (8,201)
Change in unearned premiums                                                        4,280               3,464
Change in reinsurance payables and funds withheld                                     70                 221
Change in policyholder dividends payable                                             (25)               (11)
Change in receivable on reinsurance treaty rescission                                  -               11,459
Other, Net                                                                            305               (434)
                                                                                ---------          ---------
       Net cash provided by (used in )operating activities                           (76)               5,142
                                                                                ---------          ---------

Cash Flows From Investing Activities:

Proceeds from sales:
     Fixed income maturities available-for-sale                                    9,601               7,500
     Equity securities                                                            15,986              12,553
Investments, matured or called:
     Fixed income maturities available-for-sale                                   10,488              12,007
Investments, purchased:
     Fixed income maturities available-for-sale                                  (33,825)            (29,134)
     Equity securities                                                            (3,012)             (9,844)

Purchases of property and equipment                                                 (125)                (65)
                                                                                ---------            --------
       Net cash used in investing activities                                        (887)             (6,983)
                                                                                ---------          ---------

Cash flows from financing activities:

Proceeds from exercise of options to purchase Common Stock                           630                 -
                                                                                --------            ---------
       Net cash provided by (used in) financing activities                           630                 -
                                                                                --------            ---------
Net decrease in cash and short term investments                                    (333)              (1,841)

Cash and Short Term Investments At Beginning of Period                            12,545               8,339
                                                                                ---------          ---------

Cash and Short Term Investments At End of Period                                $ 12,212           $   6,498
                                                                                 ========           ========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1)       BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year's financial statement presentation.

2)       PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 19,571,593 and 19,579,349 for the three and six months ended June 30, 2001, respectively, and 19,030,634 and 19,119,115 for the three and six months ended June 30, 2000, respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options and warrants. Such average shares were 19,505,954 and 19,423,578 for the three and six months ended June 30, 2001, respectively, and 18,476,265 for both the three and six months ended June 30, 2000.

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


4)       INVESTMENTS

     During the three months ended June 30, 2001, the Company purchased $57,493,000 face amount of American Commercial Lines LLC Senior Notes 10.25%, due 6/30/08 ("ACL Notes") at a cost of $28,995,573. The fair value of the ACL Notes was $30,471,290 at June 30, 2001. See "Item 3. Qualitative and Quantitative Disclosures About Market Risk."

4)       AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, NAICC was required to record its statutory amounts pursuant to the Accounting Practices and Procedures Manual issued by the National Association of Insurance Commissioners ("SSAPs"). The effect of adoption of the SSAPs did not have a material effect on NAICC's statutory surplus.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133, as amended by SFAS 138 and related guidance, collectively "the Standard", established the accounting and reporting standards for derivative instruments and hedging activities. The Company adopted the Standard on January 1, 2001 and such adoption did not have a material effect on the financial statements.

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company will apply the provisions of SFAS No. 141 to any future business combinations.

       The FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 is effective beginning January 1, 2002.

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     Net premiums earned were $20.3 million and $39.4 million for the three and six months ended June 30, 2001, respectively, compared to $15.5 million and $31.0 million for the three and six months ended June 30, 2000, respectively. The increase in net premiums earned is directly related to the change in net premiums written. Net premiums written were $23.1 million and $43.4 million for the three and six months ended June 30, 2001, respectively, compared to $17.3 million and $34.1 million for the three and six months ended June 30, 2000, respectively.

     The overall  increase in net written  premiums for 2001 over the comparable
periods  in  2000  is  attributable   to  growth in commercial lines. Net
written premiums in non-standard commercial automobile increased by $11.1 million or 112% during 2001 over the comparable year to date period 2000. This increase is due to increased production.

     Net investment income was $2.3 million and $4.2 million for the three and six months ended June 30, 2001, respectively, compared to $1.9 million and $3.7 million for the three and six months ended June 30, 2000, respectively. The growth in investment income is attributable to increased cash flow of $3.2 million over the comparable year-to-date period in 2000 caused by the growth in commercial automobile premiums and an increase in overall annualized investment yield from 6.62% in 2000 to 8.41% in 2001. The increase in the annualized investment yield was due to the investment in American Commercial Lines LLC Senior Notes. See Note 4 of the Notes to Consolidated Financial Statements. Net realized investment gains (losses) were $(77,000) and $734,000 for the three and six months ended June 30, 2001. Net realized investment gains were $736,000 and $3.8 million for the three and six months ended June 30, 2000. The gains (losses) were recognized almost exclusively from the sale of equity securities.

     Net losses and loss adjustment expenses ("LAE") were $21.3 million and $36.3 million for the three and six months ended June 30, 2001, respectively, compared to $11.3 million and $22.6 million for the three and six months ended June 30, 2000, respectively. The resulting loss and LAE ratios for the corresponding year-to-date periods were 92.2 percent and 72.9 percent, respectively for 2001 and 2000. The loss and LAE ratio increased in 2001 over 2000 due primarily to the continued adverse development in both California workers' compensation and private passenger automobile. As a result, effective June 1, 2001, NAICC has terminated one of its private passenger automobile programs and effective July 2001, NAICC has ceased writing California workers' compensation insurance.

     Policy acquisition costs were $5.7 million and $9.8 million for the three and six months ended June 30, 2001, respectively, compared to $4.0 million and $7.9 million for the three and six months ended June 30, 2000, respectively. As a percentage of net premiums earned, policy acquisition expenses were 24.9 percent and 25.5 percent for the six months ended June 30, 2001 and 2000, respectively. The decrease in the policy acquisition expense ratio in 2001 is due primarily to the overall increase in premium volume while fixed underwriting expenses included in policy acquisition costs remained relatively constant.

     General and administrative expenses were $1.8 million and $3.6 million for the three and six months ended June 30, 2001, respectively. General and administrative expenses were $1.6 million and $3.1 million for the three and six months ended June 30, 2000, respectively. General and administrative expenses increased slightly in 2001 over 2000 due to increased premium volume. As a percentage of net premiums written, general and administrative expenses were 8.3 percent and 9.0 percent for the six months ended June 30, 2001 and 2000, respectively.

     The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 126.7 percent and 108.9 percent for the six months ended June 30, 2001 and 2000, respectively. Net income
(loss) from insurance operations for the six months ended June 30, 2001 and 2000 was $(4.9) million and $5.3 million, respectively. The decrease in net income from insurance operations during the first six months of 2001 compared to the same period for 2000 is attributable to increased losses incurred due to adverse development in prior years' reserves and the decrease in net realized investment gains.

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

     The Company meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the Company relies on the sale of invested assets. Cash provided by operations was $1.6 million and $5.7 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash provided by operations is primarily attributable to the collection of a reinsurance settlement for $11.5 million in 2000 offset by increased premium collections in 2001 related to the growth in the commercial automobile program. Overall cash and invested assets, at fair value, at June 30, 2001 were $142.0 million, compared to $139.2 million at December 31, 2000. The Company believes that its liquidity needs will continue to be met through the same sources in the future.


         3.       RESULTS OF DHC'S OPERATIONS

CASH FLOW FROM PARENT-ONLY OPERATIONS

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the six months ended June 30, 2001 and 2000, cash used in parent-only operating activities was $1.7 million and $0.6 million, respectively. The increase in cash used in operating activities is attributable to an increase in accrued interest purchased in DHC's investment portfolio. For information regarding DHC's operating subsidiaries' cash flow from operations, SEE "2. RESULTS OF NAICC'S OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES."

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001 cash and investments of DHC were approximately $24.5 million, compared to $21.0 million at December 31, 2000. The increase is due to a $4 million loan from NAICC to DHC, offset by the purchase of accrued interest in DHC's investment portfolio and the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES."

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

ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT  MARKET RISK


     The  Company's  objectives  in managing  its  investment  portfolio  are to maximize investment income and investment returns while minimizing overall risk. Investment strategies are developed based on many factors including
underwriting  results,  overall  tax  position,  regulatory  requirements,   and
fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to the Company's equity portfolio are foreign currency risk and equity price risk. During the quarter, in a series of open market transactions, the Company purchased a total of $57,493,000 face amount of American Commercial Lines LLC Senior Notes 10.25%, due 6/30/08 with a fair value of $30,471,290 as of June 30, 2001. This amount represents approximately 14% of the total assets of the Company. This security was purchased with available cash through broker dealers and other market participants trading this security. None of the parties from whom purchases were ultimately made are affiliated in any way with the Company. All purchases were made at prevailing market prices. This security is a publicly traded distressed/high yield bond. The Company believes that this security offers an attractive yield and should increase the return on the Company's current investment portfolio, provided there is no money default. However, there are market risks inherent in these securities in addition to the risks related to the rest of the Company's fixed maturity portfolio. The market value for distressed debt tends to be more sensitive to economic conditions and individual corporate developments than those of higher rated securities. In addition, the secondary market for these bonds is generally less liquid. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Date:    August 14, 2001


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