Form 10-Q
period 2001-09-30
DANIELSON HOLDING CORP
filed 2001-11-14
CIK 225648

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

Class Outstanding at November 7, 2001

Common Stock, $0.10 par value 19,505,954 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share information)

(Unaudited)

For the Three Months For the Nine Months

Ended September 30, Ended September 30,

2001 2000 2001 2000

Revenues:

Gross premiums earned $ 24,462 $ 19,025 $ 68,149 $ 52,992

Ceded premiums earned (2,389) (1,894) (6,680) (4,852)

Net premiums earned 22,073 17,131 61,469 48,140

Net investment income 3,490 2,318 9,053 6,528

Net realized investment gains 23 1,651 874 5,741

Other income 410 289 1,062 791

Total revenues 25,996 21,389 72,458 61,200

Losses and expenses:

Gross losses and loss adjustment expenses 19,977 14,827 59,528 39,325

Ceded losses and loss adjustment expenses (802) (1,005) (4,012) (2,897)

Net losses and loss adjustment expenses 19,175 13,822 55,516 36,428

Policyholder dividends 28 39 111 135

Policy acquisition expenses 5,706 4,146 15,503 12,058

General and administrative expenses 2,665 2,080 7,555 6,484

Total losses and expenses 27,574 20,087 78,685 55,105

Income (loss) before provision for income taxes (1,578) 1,302 (6,227) 6,095

Income tax provision 16 35 59 69

Net income (loss) $ (1,594) $ 1,267 $ (6,286) $ 6,026

Earnings (loss) per share of Common Stock

Basic $ (.08) $ .07 $ (.32) $ .33

Diluted $ (.08) $ .07 $ (.32) $ .32

See accompanying Notes to Consolidated Financial Statements.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (In thousands, except share information)

September 30, 2001 December 31,

(Unaudited) 2000

Assets:

Fixed maturities, available for sale at fair value

(Cost: $138,900 and $123,667) $ 138,961 $ 123,213

Equity securities, at fair value (Cost: $15,116 and $25,064) 13,216 24,454

Short term investments, at cost which

approximates fair value 5,224 6,463

Total investments 157,401 154,130

Cash 3,892 6,082

Accrued investment income 3,218 1,782

Premiums and fees receivable, net of allowances

of $811 and $588 18,673 15,555

Reinsurance recoverable on paid losses, net of allowances

of $632 and $623 2,644 4,020

Reinsurance recoverable on unpaid losses, net of

allowances of $188 and $101 20,638 20,641

Prepaid reinsurance premiums 2,738 2,629

Property and equipment, net of accumulated depreciation

of $9,649 and $8,748 1,073 1,325

Deferred acquisition costs 3,854 3,665

Other assets 1,435 1,648

Total assets $ 215,566 $ 211,477

Liabilities and Stockholders' Equity:

Unpaid losses and loss adjustment expenses $ 106,321 $ 100,030

Unearned premiums 27,535 23,207

Policyholder dividends 342 364

Reinsurance premiums payable 1,299 1,630

Funds withheld on ceded reinsurance 1,666 1,666

Other liabilities 3,447 3,250

Total liabilities 140,610 130,147

Preferred stock ($0.10 par value ; authorized

10,000,000 shares ; none issued and outstanding) - -

Common stock ($0.10 par value ; authorized 150,000,000 shares and

100,000,000 shares ; issued 19,516,694 shares and 19,306,694 shares ; outstanding 19,505,954 shares and 19,295,954 shares) 1,952 1,931

Additional paid-in capital 63,115 62,449

Accumulated other comprehensive income (loss) (1,839) (1,064)

Retained earnings 11,794 18,080

Treasury stock (Cost of 10,740 shares) (66) (66)

Total stockholders' equity 74,956 81,330

Total liabilities and stockholders' equity $ 215,566 $ 211,477

See accompanying Notes to Consolidated Financial Statements.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

Comprehensive Comprehensive

Income (Loss) for the Income (Loss) for the

Three Months Ended Nine Months Ended

September 30, September 30,

September 30, 2001 2001 2000 2001 2000

Common stock

Balance, beginning of year $ 1,931

Exercise of options to purchase Common Stock 21

Balance, end of period 1,952

Additional paid-in capital

Balance, beginning of year 62,449

Reissuance of Stock Options 57

Exercise of options to purchase Common Stock 609

Balance, end of period 63,115

Retained earnings

Balance, beginning of year 18,080

Net income (loss) (6,286) $ (1,594) $ 1,267 $ (6,286) $ 6,026

Balance, end of period 11,794

Accumulated other comprehensive income (loss)

Balance, beginning of year (1,064)

Net unrealized gain (loss) on available-

for-sale securities (1) (5,834) (664) (775) 1,505

Other comprehensive income (775) (5,834) (664) (775) 1,505

Total comprehensive income (loss) $ (7,428) $ 603 $ (7,061) $ 7,531

Balance, end of period (1,839)

Treasury stock

Balance, beginning of year (66)

Balance, end of period (66)

Total stockholders' equity $ 74,956

Common stock, shares

Balance, beginning of year 19,306,694

Exercise of options to purchase Common Stock 210,000

Balance, end of period 19,516,694

Treasury stock, shares

Balance, beginning of year 10,740

Balance, end of period 10,740

For the Three Months Ended For the Nine Months Ended

September 30, September 30,

(1) Disclosure of reclassification amount: 2001 2000 2001 2000

Unrealized holding gains (losses)

arising during the period $ (5,811) $ 987 $ 99 $ 7,246

Less: reclassification adjustment

for net gains included in

net income 23 1,651 874 5,741

Net unrealized gains (losses) on securities $ (5,834) $ (664) $ (775) $ 1,505

See accompanying Notes to Consolidated Financial Statements.

4

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

For the Nine Months

Ended September 30,

2001 2000

Cash flows from operating activities:

Income (loss) from continuing operations $ (6,286) $ 6,026

Adjustments to reconcile net income to net cash

provided by (used in) operating activities:

Net realized investment gains (874) (5,741)

Depreciation and amortization 664 647

Change in accrued investment income (1,436) (192)

Change in premiums and fees receivable (3,118) (4,339)

Change in reinsurance recoverables 1,376 2,185

Change in reinsurance recoverable on unpaid losses 3 1,323

Change in prepaid reinsurance premiums (109) (690)

Change in deferred acquisition costs (189) (990)

Change in unpaid losses and loss adjustment expenses 6,291 (8,127)

Change in unearned premiums 4,328 5,453

Change in reinsurance payables and funds withheld (331) 265

Change in policyholder dividends payable (22) (82)

Change in receivable on reinsurance treaty rescission - 11,459

Other, net 275 (183)

Net cash provided by operating activities 572 7,014

Cash flows from investing activities:

Proceeds from sales:

Fixed income maturities available-for-sale 9,600 8,970

Equity securities 16,374 18,248

Investments, matured or called:

Fixed income maturities available-for-sale 16,124 18,541

Investments, purchased:

Fixed income maturities available-for-sale (40,856) (42,016)

Equity securities (5,711) (13,654)

Purchases of property and equipment (219) (116)

Net cash used in investing activities (4,688) (10,027)

Cash flows from financing activities:

Proceeds from the reissuance of Stock Options 57 -

Proceeds from exercise of options to purchase Common Stock 630 -

Net cash provided by financing activities 687 -

Net decrease in cash and short term investments (3,429) (3,013)

Cash and short term investments at beginning of period 12,545 8,339

Cash and short term investments at end of period $ 9,116 $ 5,326

See accompanying Notes to Consolidated Financial Statements.

5

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1) BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, reference is made to the Consolidated Financial Statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year's financial statement presentation.

2) PER SHARE DATA

Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 19,540,325 and 19,564,315 for the three and nine months ended September 30, 2001, respectively, and 18,765,560 and 18,981,847 for the three and nine months ended September 30, 2000, respectively. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options and warrants. Such average shares were 19,505,954 and 19,451,339 for the three and nine months ended September 30, 2001, respectively, and 18,476,261 and 18,476,263 for the three and nine months ended September 30, 2000, respectively.

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

The Company has made provisions for certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activities of the trusts referred to above. For further information, reference is made to Note 8 of the Notes to Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 2000.

4) INVESTMENTS

At September 30, 2001 the Company held $58,493,000 face amount of American Commercial Lines LLC Senior Notes 10.25%, due 6/30/08 ("ACL Notes") at a cost of $30,025,578. The fair value of the ACL Notes was $26,321,850 at September 30, 2001. See "Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK."

5) AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

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

The FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 is effective beginning January 1, 2002. The Company is currently evaluating the impact of the adoption of SFAS No. 142.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 is effective for financial statements issued for fiscal years beginning after June 15,

2002. The Company is currently evaluating the impact of the adoption of SFAS No. 143.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of SFAS No. 144.

Item 2. MANAGEMEMENT'S DISCUSSION AND ANALYSIS of Financial Condition and Results of Operations

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations and the information in Item 3, "Qualitative and Quantitative Disclosures About Market Risk" contain forward-looking statements, including statements concerning capital adequacy, adequacy of reserves, goals, future events and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "believes", "anticipates", "expects", "intends", "plans" and similar expressions. All such statements represent only current estimates or expectations as to future results and are subject to risks and uncertainties which could cause actual results to materially differ from current estimates or expectations. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS".

2. RESULTS OF NAICC'S OPERATIONS

The operations of DHC's principal subsidiary, National American Insurance Company of California ("NAICC"), are primarily in specialty property and casualty insurance.

Property and Casualty Insurance Operations

Net premiums earned were $22.1 million and $61.5 million for the three and nine months ended September 30, 2001, respectively, compared to $17.1 million and $48.1 million for the three and nine months ended September 30, 2000, respectively. The increase in net premiums earned is directly related to the change in net premiums written. Net premiums written were $22.3 million and $65.7 million for the three and nine months ended September 30, 2001, respectively, compared to $18.9 million and $52.9 million for the three and nine months ended September 30, 2000, respectively.

The overall increase in net written premiums for 2001 over the comparable periods in 2000 is attributable to growth in commercial lines. Net written premiums in non-standard commercial automobile increased by $16.2 million or 101% during 2001 over the comparable year-to-date period in 2000. This change is due to increased production. However, in keeping with NAICC's objective of underwriting only business that is expected to yield an underwriting profit, NAICC beginning in September 2001 initiated efforts to reduce the overall commercial automobile premium production through a temporary moratorium on new business, eliminating certain states and terminating agency appointments. Consequently, the growth in premiums noted during 2001 for this product line will not continue.

Workers' compensation net written premium increased by $1.1 million or 7% during 2001 over the comparable year-to-date period in 2000. This increase is due to premium growth outside of California. NAICC ceased writing new workers' compensation business in California effective July 2001, and stopped renewing policies outside of Montana effective August 2001.

Net written premiums for private passenger automobile decreased during 2001 over the comparable year-to-date period in 2000 by $5.2 million or 25%. The decrease in private passenger net written premiums is primarily attributable to the termination of the preferred automobile program effective June 1, 2001. In addition, NAICC has initiated efforts to place its non-standard private passenger automobile program outside California into run-off. As a result, the decrease in private passenger automobile premium compared to prior year is expected to continue.

Net investment income was $2.3 million and $6.5 million for the three and nine months ended September 30, 2001, respectively, compared to $2.0 million and $5.8 million for the three and nine months ended September 30, 2000, respectively. The growth in investment income is attributable to increases in the fixed income portfolio, reductions in the equity portfolio and positive cash flow from operations year-to-date. Overall year-to-date 2001 portfolio yields increased compared to year-to-date 2000 portfolio yields due to the purchase of higher yielding fixed income securities in the second quarter of 2001. Realized gains decreased $4.7 million during 2001. The gains recognized were almost exclusively from the sale of equity securities for both years.

Net losses and loss adjustment expenses ("LAE") were $19.2 million and $55.5 million for the three and nine months ended September 30, 2001, respectively, compared to $13.8 million and $36.4 million for the three and nine months ended September 30, 2000, respectively. The resulting loss and LAE ratios for the corresponding year-to-date periods were 90.3 percent and 75.7 percent, respectively, for 2001 and 2000. The loss and LAE ratio increased in 2001 over 2000 due primarily to the continued adverse development in both California workers' compensation and private passenger automobile.

Policy acquisition costs were $5.7 million and $15.5 million for the three and nine months ended September 30, 2001, respectively, compared to $4.1 million and $12.1 million for the three and nine months ended September 30, 2000, respectively. As a percentage of net premiums earned, policy acquisition expenses were 25.2 percent and 25.1 percent for the nine months ended September 30, 2001 and 2000, respectively. The increase in the policy acquisition expense ratio in 2001 is due to a lower deferral percentage based on increased losses noted above.

General and administrative expenses were $1.9 million and $5.5 million for the three and nine months ended September 30, 2001, respectively. General and administrative expenses were $1.5 million and $4.5 million for the three and nine months ended September 30, 2000, respectively. General and administrative expenses increased in 2001 over the comparable year to date period in 2000 due to overall premium growth.

The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 124.8 percent and 110.7 percent for the nine months ended September 30, 2001 and 2000, respectively. Net income (loss) from insurance operations for the nine months ended September 30, 2001 and 2000 was $(6.9) million and $6.8 million, respectively. The decrease in net income from insurance operations during the first nine months of 2001 compared to the same period for 2000 is attributable to continued adverse loss development of losses in workers' compensation and non-standard private passenger automobile.

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

NAICC meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the Company relies on the sale of invested assets. Cash provided by operations was $0.7 million and $8.2 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash provided by operations is primarily attributable to the collection of a reinsurance settlement for $11 million in 2000 offset by increased premium collections in 2001 related to the growth in the commercial automobile program. Overall cash and invested assets, at fair value, at September 30, 2001 were $138.1 million, compared to $139.2 million at December 31, 2000.

Reduction of NAICC's Current Insurance Operations

NAICC's objective is to underwrite business that is expected to yield an underwriting profit. NAICC has made a determination that certain lines of insurance may not be sustainable in the current rate environment. Competitive and regulatory pressures have resulted in a general market for premium rates in these lines that is well below a level necessary in order to achieve a profit, especially in light of increasingly unfavorable loss history. Rather than continue to sustain losses, the Company is evaluating a plan to exit the workers' compensation line in all states and the non-standard private passenger automobile program written outside of California, and has begun the process of reducing premiums written in these areas. Costs associated with this process totaled approximately $177,000 for the quarter ended September 30, 2001. The remaining lines written by NAICC would be non-standard private passenger automobile in the state of California and commercial automobile in certain western states. The effect of this plan would be a substantial reduction to the current underwriting operations of NAICC with a view towards increasing overall profitability. The Company expects that this plan, if consummated, will result, by the end of 2002, in a reduction of NAICC's total written premiums to approximately half the amount written in 2000. However, this number may change substantially if the rate environment materially improves.

3. RESULTS OF DHC'S OPERATIONS

Cash Flow from Parent-Only Operations

Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the nine months ended September 30, 2001 and 2000, cash used in parent-only operating activities was $123,000 and $1.2 million, respectively. The decrease in cash used in operating activities is primarily attributable to the receipt of interest on investments and the timing of certain expense payments. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources."

Liquidity and Capital Resources

At September 30, 2001 cash and investments of DHC were approximately $23.2 million, compared to $21.0 million at December 31, 2000. The increase is due to a $4 million loan from NAICC to DHC, offset by the purchase of accrued interest in DHC's investment portfolio and the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources."

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

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to the Company's equity portfolio are foreign currency risk and equity price risk. During the quarter, in an open market transaction, the Company purchased $2,000,000 face amount of American Commercial Lines LLC Senior Notes 10.25%, due 6/30/08. At September 30, 2001 the Company held $58,493,000 face with a fair value of $26,321,850. This amount represents approximately 12% of the total assets of the Company. This security was purchased with available cash through broker dealers and other market participants trading this security. None of the parties from whom purchases were ultimately made are affiliated in any way with the Company. All purchases were made at prevailing market prices. This security is a publicly traded distressed/high yield bond. The Company believes that this security offers an attractive yield and should increase the return on the Company's current investment portfolio, provided there is no money default. However, there are market risks inherent in these securities in addition to the risks related to the rest of the Company's fixed maturity portfolio. The market value for distressed debt tends to be more sensitive to economic conditions and individual corporate developments than those of higher rated securities. In addition, the secondary market for these bonds is generally less liquid. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Date: November 14, 2001

DANIELSON HOLDING CORPORATION

(Registrant)

By: /s/ DAVID BARSE

David Barse

President & Chief Operating Officer

By: /s/ MICHAEL CARNEY

Michael Carney

Chief Financial Officer