Form 10-K
period 2001-12-31
DANIELSON HOLDING CORP
filed 2002-04-01
CIK 225648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     At March 25, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates was $97,585,223.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               CLASS                         OUTSTANDING AT MARCH 25, 2002
               -----                         --------------------------------
      Common Stock, $0.10 par value                 19,510,898 shares

     The following documents have been incorporated by reference herein:

     2001 Annual Report to Stockholders, as indicated herein (Parts I and II)

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

     DHC had cash and investments at the holding company level of $29.9 million at December 31, 2001. Total liabilities of DHC at the same date were $6.6 million.

     The Company expects to report, as of the close of its 2001 tax year, aggregate consolidated net operating tax loss carryforwards ("NOLs") for Federal income tax purposes of approximately $745 million. These losses will expire over the course of the next 18 years unless utilized prior thereto. See Note 8 of the Notes to Consolidated Financial Statements.

                            DESCRIPTION OF BUSINESSES

     Set forth below is a description of DHC's business operations as of December 31, 2001, as presented in the Consolidated Financial Statements included in this report. The insurance operation is the only business segment.

                               INSURANCE BUSINESS

     DHC's wholly-owned subsidiary, NAICC, is a California corporation currently engaged in writing private passenger automobile insurance in California and commercial automobile insurance in certain western states, primarily California. Prior to the fourth quarter of 2001, NAICC had also been engaged in writing non-standard private passenger automobile insurance in certain western states outside of California, preferred private passenger automobile insurance and workers' compensation insurance. NAICC is a second tier subsidiary of DHC. Prior to 2001, NAICC's immediate parent corporation was KCP Holding Company ("KCP"), which was wholly-owned by Mission American Insurance Company ("MAIC"), which was wholly-owned by DHC. In April 2001, MAIC and KCP were merged into Danielson Indemnity Company ("DIND"). DIND is wholly-owned by DHC.

GENERAL

     NAICC's objective is to underwrite business that is expected to yield an underwriting profit. During 2001, NAICC determined that certain lines of insurance may not be sustainable in the current rate environment. Competitive and regulatory pressures have resulted in a general market for premium rates in these lines that is well below a level necessary in order to achieve a profit, especially in light of increasingly unfavorable loss history. Rather than continue to sustain losses, NAICC has exited the worker's compensation line of insurance in all states, and has also exited the non-standard private passenger automobile program written outside of California. The last workers' compensation policy in all states other than Montana was issued in July 2001 and the last Montana workers' compensation policy was issued in January 2002. The last new non-standard private passenger automobile policy outside of California was issued in September 2001. The remaining lines of insurance written by NAICC will be non-standard private passenger automobile in California and commercial automobile in certain western states, primarily California.

     The effect of this decision will be a substantial reduction in the underwriting operations of NAICC going forward into 2002 with a view towards increasing overall profitability. The Company expects that its written premium for 2002 will be about half of the amount written in 2000. However, premium activity could change substantially if the rate environment in those lines exited materially improves and NAICC re-enters those markets.

     NAICC began writing non-standard private passenger automobile insurance in California in July 1993, in Oregon and Washington in April 1998 and in Arizona in 1999. NAICC writes its California business through two general agents that use over 700 sub-agents to obtain applications for policies. Oregon, Washington and Arizona business is written directly through appointed independent agents. Policyholder selection is governed by underwriting guidelines established by NAICC. NAICC began writing non-standard commercial automobile insurance in 1995 through independent agents. Non-standard risks are those segments of the driving public which generally are not considered "preferred" business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those who have been non-renewed or declined by another insurance company. Generally, non-standard premium rates are higher than standard premium rates and policy limits are lower than typical policy limits. NAICC's management believes that it is able to achieve underwriting success through refinement of various risk profiles, thereby dividing the non-standard market into more defined segments which can be adequately priced.

     The majority of automobiles owned or used by businesses are insured under policies that provide other coverages for the business, such as commercial multi-peril insurance. Businesses which are unable to insure a specific driver and businesses having vehicles not qualifying for commercial multi-peril insurance are typical NAICC commercial automobile policyholders. Examples of these risks include drivers with more than one moving violation, one and two vehicle accounts, and specialty haulers, such as sand and gravel, farm vehicles and certain short-haul common carriers. The typical NAICC commercial automobile policy covers fleets of four or fewer vehicles. NAICC does not insure long-haul truckers, trucks hauling logs, gasoline or similar higher hazard operations. The current average annual premium of the policies in force is approximately $3,887.

     Net written premiums for all private passenger automobile programs were $20.1 million, $27.2 million and $29.7 million in 2001, 2000 and 1999, respectively. Net written premiums were $19.4 million, $16.7 million and $21.9 million in 2001, 2000 and 1999, respectively, for the non-standard private passenger automobile program. Net written premiums for preferred private passenger automobile policies were $0.7 million, $10.5 million and $7.8 million in 2001, 2000 and 1999, respectively.

     The primary reason for the overall decrease in private passenger automobile premiums in 2001 is the cancellation of the California preferred private passenger automobile program in early 2001, and the cancellation of non-standard private passenger automobile coverage outside of California later that year. Both of these lines had proven to be unprofitable. The decrease in 2000
California non-standard private passenger automobile premiums was due to increased competition in the California marketplace.

     Until January 1, 1999, NAICC ceded 25 percent of its California non-standard private passenger automobile business to a major reinsurance company under a quota share reinsurance agreement. Effective January 1, 1999, the ceding percentage was reduced to 10%. NAICC's Oregon and Washington non-standard automobile, California preferred automobile, and commercial automobile businesses are reinsured on an excess of loss basis, where the Company retains the first $250,000.

     Net written premiums for commercial automobile were $38.4 million, $23.1 million and $12.6 million in 2001, 2000 and 1999 respectively. The increase in 2001 is attributable to increased production as a result of increased marketing efforts, particularly during the first nine months of the year.

     NAICC wrote workers' compensation insurance in California and four other western states. Workers' compensation insurance policies provide coverage for statutory benefits which employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses for vocational rehabilitation. Policies are issued having a term of no more than one year. In response to continuing adverse developments affecting the market for workers' compensation insurance, including worsening loss experience, NAICC decided to exit the workers' compensation line of business. The last California workers' compensation policy was issued in July and the last policy issued outside of California was issued in January 2002. Net written premiums for workers' compensation were $21.7 million, $22.3 million, and $13.1 million in 2001, 2000, and 1999, respectively. The decrease in 2001 was mitigated by the increase in premiums in Montana. NAICC acquired Valor Insurance Company, Incorporated ("Valor") in June 1996. Valor is a Montana domiciled specialty insurance company that wrote workers' compensation policies. Net written premiums for Valor workers' compensation were $11.1 million, $9.9 million, and $6.6 million in 2001, 2000, and 1999, respectively. Valor began non-renewing its policies in December 2001 and was placed into run-off effective January 2002.

     NAICC does not write any business through managing general agents. Its California non-standard private passenger automobile program, representing 14.8% of net written premiums in 2001, is produced through one general agent. In 2001, NAICC discontinued its unprofitable California preferred private passenger automobile program in California which had been produced through another general agent and which represented 14.4% of net written premiums in 2000.

UNDERWRITING

     Insurers admitted in California are required to obtain advance approval from the California Department of Insurance for coverage rate and/or form changes. Many of the states in which NAICC does business have similar requirements. Rates and policy forms are developed by NAICC and filed with the regulators in each of the relevant states, depending upon each state's requirements. NAICC relies upon its own, as well as industry experience, in establishing rates.

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

     Workers' compensation rates, rating plans, policyholder dividend plans and policy forms were developed and filed with the appropriate regulatory agency in each state in which NAICC operated. NAICC relied principally upon rates promulgated by either the Workers' Compensation Insurance Rating Bureau in California or the National Council on Compensation Insurance, the statistical agent for other western states in which NAICC marketed insurance. NAICC maintained a disciplined approach to risk selection and pricing. In accordance with this policy, NAICC selected each prospective policyholder based on the characteristics of such risk and established premiums based on loss experience and risk exposure. NAICC's pricing policy was not driven by market share considerations.

     NAICC retained the first $200,000 of each workers' compensation loss and has purchased reinsurance for up to $49.8 million in excess of its retention, of which the first $9.5 million were placed with three major reinsurance companies, with the remaining $40.3 million being provided by 16 other companies. In April 2000, NAICC entered into a workers' compensation excess of loss reinsurance agreement with SCOR Re Insurance Company that provides coverage down to $200,000. In May 2001, NAICC entered into a workers' compensation excess of loss reinsurance agreement with PMA RE Insurance Company that provides 50% coverage down to $200,000.

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

MARKETING

     During 2001, NAICC closed its Fresno, California and its Portland, Oregon offices. Based on the decision to exit certain lines of business, NAICC reduced its marketing personnel in both its Long Beach and Concord, California offices. NAICC now maintains two sales offices located in Phoenix, Arizona and Concord, California, each with a single marketing representative.All other functions of policyholder service, renewal underwriting, policy issuance, premium collection and record retention are performed centrally at NAICC's home office in Long Beach, California.

     NAICC currently markets its non-standard private passenger automobile insurance in California through one general agent. NAICC wrote non-standard private passenger automobile insurance directly through 128 independent agents in Arizona, Idaho, Nevada, Oregon and Washington. During 2001 it was decided to cease writing new policies for non-standard private passenger automobile outside of California. The appointed independent agents were reduced accordingly. NAICC also began a preferred private passenger automobile program in California in February 1998 marketed through a second general agent. This program was discontinued in 2001. During 2001, NAICC marketed its non-standard commercial automobile insurance through approximately 700 independent agents located in Arizona, California, Idaho, Nevada, Oregon, Utah and Washington. At the end of 2001 NAICC reduced its appointed agents to approximately 400 in order to gain greater control over its underwriting standards.

     NAICC wrote workers' compensation business primarily in the states of California, Oregon, Arizona, Idaho and Montana through more than 800 independent agents. In July 2001, NAICC ceased writing policies in California, Arizona, and Nevada. NAICC stopped writing Oregon and Idaho policies in December 2001. NAICC's subsidiary, Valor Insurance Company, marketed workers' compensation insurance to Montana employers. All business was produced and serviced through its home office in Billings, Montana. NAICC targeted employers having operations that are classified as low to moderate hazard and that generally have payrolls under $1 million. Typically, annual premium for employers in this payroll category are less than $25,000. Valor wrote workers' compensation for employers of a wide range of hazard classifications, from banks to construction businesses, and targeted the larger employers in the state of Montana. Valor ceased renewing its policies in December 2001 and was placed into run-off effective January 2002.

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

     NAICC has claims for environmental clean-up against policies issued prior to 1970 and which are currently in run-off. The principal exposure arises from direct excess and primary policies of business in run-off, the obligations of which were assumed by NAICC in 1985. These direct excess and primary claims are relatively few in number and have policy limits of between $50,000 and $1,000,000, with reinsurance generally above $50,000. NAICC also has environmental claims associated with participations in excess of loss reinsurance contracts assumed by NAICC. These reinsurance contracts have relatively low limits, generally less than $25,000, and estimates of unpaid losses are based on information provided by the primary insurance company.

     The unpaid loss and LAE related to environmental cleanup is established considering facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Estimates for unknown claims and development of reported claims are included in NAICC's loss and LAE. The liability for development of reported claims is based on estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that NAICC's exposure could be materially in excess of amounts that are currently recorded. Management does not expect that liabilities associated with these types of claims will result in a material adverse effect on future liquidity or financial position. However, liabilities such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates. As of December 31, 2001 and 2000, NAICC's net unpaid losses and LAE relating to environmental claims were approximately $7.6 million and $7.6 million, respectively.

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

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES

      The following table provides a reconciliation of NAICC's unpaid losses and LAE (in thousands):

                                                                     YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------

                                                          2001                  2000                    1999
                                                          ----                  ----                    ----

Net unpaid losses and LAE at January 1                   $79,389            $   79,306             $    77,466

Incurred related to:
    Current year                                          68,848                55,269                  43,301

    Prior years                                            7,646                 5,254                   2,491
                                                      ----------           -----------             -----------
    Total incurred                                        76,494                60,523                  45,792
                                                      ----------           -----------             -----------
Paid Related to:

    Current year                                         (28,632)              (26,147)                (16,527)

    Prior years                                          (39,239)              (34,293)                (27,425)
                                                       ----------           -----------             -----------

Total paid                                               (67,871)              (60,440)                (43,952)
                                                      ----------           -----------             -----------
Net unpaid losses and LAE at
    December 31                                           88,012                79,389                  79,306
Plus:  reinsurance recoverables on unpaid
     losses                                               17,733                20,641                  15,628
                                                      ----------           -----------             -----------
Gross unpaid losses and LAE at
    December 31                                       $  105,745           $   100,030             $    94,934
                                                      ==========           ===========             ===========


     The losses and LAE incurred during 2001 related to prior years is attributable to adverse developments on certain private passenger automobile lines and the California workers' compensation line in the amount of $4.4 million. All of the workers' compensation lines and private passenger automobile programs that caused higher than expected losses and increasingly unfavorable loss history were placed in run-off during 2001. The losses and LAE incurred during 2000 related to prior years is attributable to developments on the commercial automobile lines and certain lines in run-off. The losses and LAE incurred during 1999 related to prior years is primarily attributable to development on the California workers' compensation line. NAICC increased its bulk unpaid liabilities related to these policies, as it has become evident that the loss costs associated with these claims would be greater than previously anticipated.

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

Analysis of Net Losses and Loss Adjustment Expense ("LAE") Development (dollars in thousands):


                             YEAR ENDED DECEMBER 31
                             ----------------------

                                      1991   1992     1993     1994     1995     1996     1997     1998     1999     2000    2001
                                      ----   ----     ----     ----     ----     ----     ----     ----     ----     ----    ----

  Net unpaid losses and LAE at end of
  year

                                   $ 97,810 $104,825 $119,223 $128,625 $116,294 $97,105 $ 85,762 $ 77,466 $79,306  $79,389


 Net unpaid losses and LAE re- estimated as of:

   One year later                    94,364  105,658  119,607  131,748  126,414  98,045   85,762   79,957  84,560   87,035  88,012
   Two years later                   99,875  111,063  123,039  141,602  126,796  97,683   85,684   82,778  88,001
   Three years later                107,945  117,756  136,735  141,787  127,621  98,545   87,613   83,778
   Four years later                 116,018  138,877  140,076  144,491  129,792 102,053   88,238
   Five years later                 136,269  142,423  142,537  146,827  133,985 102,949
   Six years later                  139,493  144,457  144,556  151,784  134,992
   Seven years later                141,467  145,370  147,916  152,764
   Eight Years later                142,031  148,052  148,523
   Nine Years later                 144,936  148,636
   Ten Years later                  145,437

 Cumulative (deficiency) redundancy (47,627) (43,811) (29,300) (24,139) (18,698)  (5,844) (2,476)  (6,312)  (8,695) (7,646)

 Cumulative net amounts paid as of:
   One year later                    39,131   39,650   42,264   46,582   46,132  35,696   31,317   43,090  51,608   64,599
   Two years later                   63,483   68,025   71,702   80,515   74,543  54,815   43,855   62,577  71,151
   Three years later                 81,485   88,038   95,525  101,726   90,818  63,290   56,968   74,267
   Four years later                  94,238  106,431  110,163  114,424   97,900  74,306   66,015
   Five years later                 108,923  118,136  119,474  119,310   108,061 82,568
   Six years later                  118,397  125,218  122,296  128,117   115,721
   Seven years later                124,569  126,362  129,378  135,013
   Eight years later                125,256  132,482  134,792
   Nine years later                 130,963  137,163
   Ten years later                  135,320



The following table reflects the same information as the preceding table gross of reinsurance (dollars in thousands):




                                                                        Years ended December 31,
                                        1993       1994        1995        1996       1997       1998      1999     2000      2001
                                        ----       ----        ----        ----       ----       ----      ----     ----      ----

Gross unpaid losses and LAE at
  end of year:                       $ 137,479  $ 146,330   $ 137,406   $120,651   $ 105,947  $ 95,653  $ 94,934 $100,030  $105,745

Gross unpaid losses and LAE
  re-estimated as of:

      One year later                   137,898    149,815     149,416    121,787     107,060    99,314   103,166  115,611
      Two years later                  141,737    161,731     150,106    121,335     106,543   100,893   105,313
      Three years later                158,263    162,246     150,815    122,369     110,091   103,012
      Four years later                 162,697    165,111     153,509    126,736     112,841
      Five years later                 165,077    168,045     159,164    127,881
      Six years later                  167,702    174,811     160,538
      Seven years later                172,768    176,192
      Eight years later                173,728

Gross cumulative deficiency:           (36,249)   (29,862)    (23,132)    (7,230)     (6,894)   (7,359)  (10,379) (15,581)

Gross cumulative amount paid as of:

      One year later                    53,634     53,798      54,901     47,835      36,542    55,245    61,397   69,061
      Two years later                   88,930     92,991      92,422     21,794      56,948    99,185    83,113
      Three years later                116,605    122,095     110,498     37,092      93,694   112,892
      Four years later                 138,924    136,448     124,153     71,414     104,621
      Five years later                 148,928    146,803     157,591     81,525
      Six years later                  157,196    178,827     167,089
      Seven years later                187,373    187,556
      Eight years later                193,957

Gross unpaid losses and LAE latest
  re-estimate                          173,728    176,192     160,538    127,881     112,841   103,012   105,313  115,611
Reinsurance recoverable latest
  re-estimate                           25,205     23,429      25,546     24,932      24,603    19,234    17,312   32,276
                                      ----------------------------------------------------------------------------------------------
Net unpaid losses and LAE latest
  re-estimate                          148,523    152,764     134,992    102,949      88,238    83,778    88,001   83,335
                                      ----------------------------------------------------------------------------------------------


     The cumulative deficiencies as of December 31, 1998 through 2000 on a net basis of $6.3 million, $8.7 million, and $3.9 million, respectively, are due to the strengthening of the unpaid losses and ALAE by $6.6 million in 2001, primarily for workers' compensation and private passenger automobile. The increase in 2001 was attributable to adverse development.

     The cumulative deficiency as of December 31, 1995 on a net basis of $18.7 million is due to the strengthening of the unpaid losses and ALAE of pre-1980 businesses assumed by NAICC in 1985 and which are in run-off. NAICC increased these run-off claim liabilities by $10 million in 1996. The pre-1980 run-off liabilities include claims relating to environmental clean-up for policies issued prior to 1970.

     The cumulative deficiency on a net basis of $43.8 million and $47.6 million as of December 31, 1992 and 1991, respectively, is also attributable to both adverse development of workers' compensation loss experience in the 1990 and 1991 loss years and development in certain lines in run-off. The California workers' compensation industry, including NAICC, experienced adverse development of those loss years. The adverse development was the result of a significant increase in frequency in workers' compensation claims that was brought on by a downturn in the California economy, an increase in unemployment and a dramatic increase in stress and post-termination claims. The adverse development in 1990 and 1991 was significantly offset by favorable workers' compensation loss experience and development in the 1992 through 1995 loss years.

     Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future, especially considering that those lines that have experienced the greatest adverse development have been placed in run-off in 2001.

REINSURANCE

     In its normal course of business NAICC reinsures a portion of its exposure with other insurance companies so as to effectively limit its maximum loss arising out of any one occurrence. Contracts of reinsurance do not legally discharge the original insurer from its primary liability. Estimated reinsurance receivables arising from these contracts of reinsurance are, in accordance with generally accepted accounting principles, reported separately as assets. Premiums for reinsurance ceded by NAICC in 2001 were 9.4 percent of written premiums.

     As of December 31, 2001, General Reinsurance Corporation (GRC), and Mitsui Marine & Fire Insurance Company, Ltd. ("MMF"), were the only reinsurers that comprised more than 10 percent of NAICC's reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. At December 31, 2001, NAICC had reinsurance recoverables on paid and unpaid claims of $8.7 million and $2.5 million from GRC and MMF, respectively. Both GRC and MMF have an A.M. Best rating of A+ or better. The unsecured balance from MMF is approximately $1.2 million. The paid and unpaid recoverable amounts ceded to MMF relate to business in run-off and assumed by NAICC. See Note 2 of the Notes to Consolidated Financial Statements for further information on reinsurance.

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

     Effective January 1, 2001 the Association's codified statutory accounting principles ("SAP") has been adopted by all U.S. insurance companies. The purpose of such codification is to provide a comprehensive basis of accounting and reporting to insurance departments. Although codification is expected to be the foundation of a state's statutory accounting practice, it may be subject to modification by practices prescribed or permitted by a state's insurance commissioner. Therefore, statutory financial statements will continue to be prepared on the basis of accounting practices prescribed or permitted by the insurance department of the state of domicile. The Company has determined that the application of the codification did not have a material impact on the statutory capital of its insurance subsidiaries upon adoption.

     NAICC is an insurance company domiciled in the State of California and is regulated by the California Department of Insurance for the benefit of policyholders. The California Insurance Code does not permit the payment of an extraordinary shareholder dividend without prior approval from the Insurance Commissioner. Dividends are considered extraordinary if they exceed the greater of net income or 10% of statutory surplus as of the prior December 31. As of December 31, 2001 NAICC did not have sufficient accumulated unassigned surplus, as defined for dividend purposes, to pay dividends in 2002 without prior regulatory approval.

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

     At December 31, 2001, the RBC of NAICC was 186% greater than the Company Action Level. NAICC currently has no plans to take any action designed to significantly affect its RBC level.

                            HOLDING COMPANY BUSINESS

     DHC is a holding company incorporated under the General Corporation Law of the State of Delaware. As of December 31, 2001, DHC had the following material assets and no material liabilities:

(i) ownership of its DIND subsidiary, an insurance company that owns, directly or indirectly, all of the stock of NAICC, DNIC, DICO, Valor, and one other insurance subsidiary which may commence writing insurance lines in the future; and

(ii) approximately $29.9 million in cash and investments.

TAX LOSS CARRYFORWARD

     At the close of 2001, the Company had a consolidated net operating loss carryforward of approximately $745 million for Federal income tax purposes. This estimate is based upon Federal consolidated income tax losses for the periods through December 31, 2000 and an estimate of the 2001 taxable results. Some or all of the carryforward may be available to offset, for Federal income tax purposes, the future taxable income, if any, of DHC and its wholly-owned subsidiaries. The Internal Revenue Service ("IRS") has not audited any of the Company's tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the net operating loss carryforward were reported. The net operating loss carryforward is currently fully reserved, for valuation purposes, on the Company's financial statements. The amount of the deferred asset considered realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

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

POTENTIAL ACQUISITION

     On March 15, 2002, the Company and American Commercial Lines LLC ("ACL") executed a definitive recapitalization agreement for the acquisition of ACL by the Company. ACL is an integrated marine transportation and service company operating approximately 5,100 barges and 200 towboats on the inland waterways of North and South America. ACL transports more than 70 million tons of freight annually. Additionally, ACL operates marine construction, repair and service facilities and river terminals.

     The holders of more than two thirds of ACL's outstanding senior notes, substantially all the indirect preferred and common members of ACL and the management of ACL have agreed to support the recapitalization plan. ACL's senior lenders have executed forbearance agreements pending the negotiation and execution of definitive documentation relating to the amendment and restatement of ACL's senior secured credit facility.

     Under the terms of the recapitalization agreement, the Company will acquire 100% of the membership interests of American Commercial Lines Holdings LLC, ACL's parent holding company. ACL's present indirect preferred equity holders (that are not members of ACL management) will receive $7.0 million in cash. ACL's management will receive approximately $1.7 million of restricted common stock of the Company. In addition, the Company will deliver $25.0 million in cash, which will be used to reduce borrowings under ACL's senior credit facility, and approximately $58.5 million of ACL's outstanding senior notes to ACL Holdings in connection with the transaction. The recapitalization is expected to close in the second quarter of 2002.

     The transaction will result in a reduction of ACL's senior secured bank debt by $25.0 million. In addition, the parties will seek to restructure ACL's 10 1/4% senior notes due 2008 through an exchange offer and consent solicitation. Upon the successful completion of the exchange offer and consent solicitation, up to approximately $236.5 million of ACL's outstanding senior notes (all notes held by parties other than Danielson) will be exchanged for $120.0 million of new 11 1/4% cash pay senior notes due January 1, 2008 and approximately $116.5 million of new 12% pay-in-kind senior subordinated notes due July 1, 2008. ACL will also issue additional new cash pay senior notes in an aggregate principal amount (not to exceed $20.0 million) equal to the accrued and unpaid interest on its outstanding senior notes, other than those held by Danielson, and to the extent that such accrued and unpaid interest exceeds $20.0 million, additional pay-in-kind senior subordinated notes in an amount equal to such excess would be issued in full satisfaction of such accrued and unpaid interest.

     In connection with these transactions, the Company expects to effect a $42 million rights offering to its existing security holders, the proceeds of which will be used to fund the Company's cash contribution for the recapitalization and for general corporate purposes. Consummation of the recapitalization agreement is not conditioned on the successful completion of the rights offering. Under the terms of the rights offering, holders of the Company's common stock will be entitled to purchase additional shares of common stock, at a subscription price of $5.00 per share, up to such holders' pro rata share of the rights offering. The March 18th announcement did not constitute notice of the commencement of the rights offering. Further information regarding the terms and conditions for the expected rights offering will be announced prior to the commencement of the rights offering.

     The recapitalization agreement provides that the exchange offer and consent solicitation will be made in reliance on a registration exemption provided by
Section 3(a)(9) under the Securities Act of 1933, conditioned on the minimum participation of 95% of the outstanding principal amount of ACL's outstanding senior notes, as to which noteholders holding more than two thirds of the outstanding principal amount of such notes have agreed to tender. In the event that the exchange offer and consent solicitation is not consummated by June 15, 2002, the recapitalization agreement provides for the implementation of the recapitalization through a voluntary prepackaged bankruptcy plan under Chapter 11 of the Bankruptcy Code, as to which noteholders holding more than two thirds of the outstanding principal amount of ACL's outstanding senior notes have agreed to accept.

     The Company has filed a copy of the press release referenced above along with a copy of the recapitalization agreement in its filing on Form 8-K dated March 27, 2002.

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

                                    EMPLOYEES

     As of December 31, 2001, the number of employees of DHC and its consolidated subsidiaries was approximately as follows:

            NAICC                            110
            DHC (holding company only)         7
                                             ---
                                       Total 117

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         "Stock Market Prices" on page 26 of DHC's 2001 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         "Selected Consolidated Financial Data" on page 2 of DHC's 2001 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 8 of DHC's 2001 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         "Market Risk" on pages 5 through 7 of DHC's 2001 Annual Report to Stockholders (included as an exhibit hereto) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of DHC and its subsidiaries, together with the Notes thereto, and "Quarterly Financial Data," included on pages 9 through 12, 13 through 24, and 26, respectively, of DHC's 2001 Annual Report to Stockholders (included as an exhibit hereto), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.

     The Directors of DHC are listed on the following pages with brief statements of their principal occupations and other information. A listing of the Directors' and officers' beneficial ownership of Common Stock appears on subsequent pages under the heading "Item 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT." All of the Directors were elected to their present terms of office by the stockholders at the Annual Meeting of Stockholders of DHC held on September 4, 2001. The term of office of each Director continues until the election of Directors to be held at the next Annual Meeting of Stockholders or until his successor has been elected. There is no family relationship between any Director and any other Director or executive officer of DHC.

     DHC, Martin J. Whitman and SZ Investments, LLC ("SZ") have entered into an agreement pursuant to which, as long as SZ continues to directly or indirectly own at least 1,000,000 shares of Common Stock, (i) SZ will have the right to continue to nominate two members of DHC's Board of Directors (which nominees were Samuel Zell and William Pate) and (ii) Mr. Whitman has agreed to vote and use his best efforts to cause to be voted the shares of Common Stock owned or controlled by him in favor of SZ's designees. In addition, SZ has agreed that, so long as Third Avenue Trust and/or Mr. Whitman directly or indirectly own 500,000 shares of Common Stock and Mr. Whitman continues to be affiliated with Third Avenue Trust in the same or substantially similar manner as his current affiliation (so long as such entities continue to exist), SZ will vote the shares owned by it for the election of Mr. Whitman and one other designee of Mr. Whitman (which nominee was David Barse).

     The information set forth below concerning the Directors has been furnished by such Directors to DHC.


                                                                                  DIRECTOR

DIRECTOR                 AGE   PRINCIPAL OCCUPATION                                 SINCE
- --------                 ---   --------------------                                 -----

Martin J. Whitman        77    Chief Executive Officer of the Company                1990

David M. Barse           39    President and Chief Operating Officer of the          1996
                               Company

Samuel Zell              60    Chairman of Equity Group Investments, L.L.C.          1999

Eugene M. Isenberg       72    Chairman of the Board and Chief  Executive            1990
                               Officer of Nabors Industries, Inc.

Joseph F. Porrino        57    Counselor to the President of New School              1990
                               University;  Senior Consultant, Powers Global
                               Strategies, LLC

Frank B. Ryan            65    Professor of Mathematics at Rice University           1990

Wallace O. Sellers       72    Vice Chairman and Director of Enhance Financial       1995
                                Services Group, Inc.

Stanley J. Garstka       58    Deputy  Dean  and Professor in the Practice of        1996
                               Management at Yale University School of
                               Management

William Pate             38    Director  of  Mergers  and  Acquisitions of Equity    1999
                               Group Investments, L.L.C.

     Mr. Whitman is the Chief Executive Officer and a Director of the Company. Since 1974, Mr. Whitman has been the President and controlling stockholder of M.J. Whitman & Co., Inc. (now known as Martin J. Whitman & Co., Inc.) ("MJW&Co") which, until August 1991, was a registered broker-dealer. Since March 1990, Mr. Whitman has been the Chairman of the Board and Chief Executive Officer (and, from January 1991 to May 1998, the President) of Third Avenue Trust and its predecessor, Third Avenue Value Fund, Inc. (together with its predecessor, "Third Avenue Trust"), an open-end management investment company registered under the Investment Company Act of 1940 (the "40 Act") and containing four investment series. Since July 1999, Mr. Whitman has been the Chairman of the
Board and Chief Executive Officer of Third Avenue Variable Series Trust ("Variable Trust"), an open-end management investment company registered under the 40 Act and containing one investment series. Since March 1990, Mr. Whitman has been Chairman of the Board and Chief Executive Officer (and, until February 1998, the President) of EQSF Advisers, Inc. ("EQSF"), the investment adviser of Third Avenue Trust and Variable Trust. Until April 1994, Mr. Whitman also served as the Chairman of the Board and Chief Executive Officer of Equity Strategies Fund, Inc., previously a registered investment company. Mr. Whitman was a
Principal of Whitman Heffernan Rhein & Co., Inc. ("WHR"), an investment and financial advisory firm which he helped to found during the first quarter of 1987 and which ceased operations in December 1996. Since March 1991, Mr. Whitman has served as a Director of Nabors Industries, Inc. ("Nabors"), a
publicly-traded oil and gas drilling company listed on the American Stock Exchange ("AMEX"). From August 1997 to May 2001 Mr. Whitman served as a director of Tejon Ranch Co., an agricultural and land management company listed on the New York Stock Exchange ("NYSE"). From May 2000 through December 2001, Mr. Whitman served as a director for Stewart Information Services Corporation, a title insurance company publicly traded on the NYSE. From March 1993 through February 1996, Mr. Whitman served as a director of Herman's Sporting Goods, Inc., a retail sporting goods chain, which filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on April 26, 1996. Mr. Whitman also serves as a Director of the Company's principal operating subsidiary, National American Insurance Company of California ("NAICC"). Mr. Whitman co-authored the book The Aggressive Conservative Investor and is the author of Value Investing: A Balanced Approach. From 1972 through June 2000, Mr. Whitman was a Distinguished Faculty Fellow in Finance at the Yale University School of Management ("Yale School of Management") and from January 2001 through December 2001, an adjunct professor at the Columbia University School of Business. Mr. Whitman graduated from Syracuse University magna cum laude in 1949 with a Bachelor of Science degree and received his Masters degree in Economics from the New School for Social Research in 1956. Mr. Whitman is a Chartered Financial Analyst.

     Mr. Barse has been the President, Chief Operating Officer and a Director of the Company since July 1996 and a director of NAICC since August 1996. Since June 1995, Mr. Barse has been a Director, President (and, since July 1999, Chief Executive Officer) of M.J. Whitman, Inc. ("MJWI"), a securities broker-dealer, and M.J. Whitman Advisers, Inc. ("MJWA"), a registered investment adviser. From April 1995 until February 1998 he served as the Executive Vice President and Chief Operating Officer of Third Avenue Trust and EQSF, henceforth assuming the position of President. Since July 1999, Mr. Barse has been the President and Chief Operating Officer of Variable Trust. In 2001, Mr. Barse became a Trustee of Third Avenue Trust and Variable Trust. Mr. Barse joined the predecessor of MJWI in December 1991 as General Counsel. Mr. Barse also presently serves as a director of CGA Group, Ltd., a Bermuda based financial services company, and American Capital Access Holdings, a financial insurance company. Mr. Barse was previously an attorney with the law firm of Robinson Silverman Pearce Aronsohn & Berman LLP. Mr. Barse received a Bachelor of Arts in Political Science from George Washington University in 1984 and a Juris Doctor from Brooklyn Law School in 1987.

     A native Chicagoan, Samuel Zell is a graduate of the University of Michigan and the University of Michigan Law School. Mr. Zell began his career in real estate while an undergraduate at the University by managing apartment buildings throughout Southeast Michigan. He continued his interests in real estate with the founding of Equity Group Investments, LLC, (formerly known as Equity Financial and Management Company) an entrepreneurial real estate investment firm based in Chicago where he currently serves as Chairman of the Board. Mr. Zell maintains substantial interest and serves as Chairman of the Board of various corporations which include Anixter International (AXE), a value-added provider of integrated networking and cabling solutions that support business information and network infrastructure requirements; Chart House Enterprises, Inc. (CHT), an owner and operator of restaurants; Manufactured Home Communities, Inc. (MHC), a self-administered and self-managed equity Real Estate Investment Trust which owns and operates manufactured home communities in 26 states, Equity Residential Properties Trust (EQR), the largest apartment real estate investment trust in the United States, Equity Office Properties Trust (EOP), the largest office portfolio of any publicly traded, full service office company in the United States, Capital Trust (CT), a specialized real estate finance company; and Danielson Holding Corporation (DHC), a financial services and investment company. All of these companies are publicly traded companies. Mr. Zell recently completed a two-year term as Chairman of the National Association of Real Estate Investment Trusts (NAREIT). He serves as Trustee of the Field Museum in Chicago. He serves on the President's Advisory Board at the University of Michigan, the Visitor's Committee at the University of Michigan Law School, and with the combined efforts of the University of Michigan Business School, established the Zell/Lurie Entrepreneurial Award Program, an innovative attempt to fund entrepreneurial awareness and sensitivity. Mr. Zell's continual assistance to the MBA program has also enhanced the Business School's Polish Studies Program. He was appointed a DeRoy Visiting Professor in Honors at the College of Literature, Science and the Arts at the University of Michigan. He is a long standing supporter of the University of Pennsylvania Wharton Real Estate Center and has endowed the Samuel Zell/Robert Lurie Real Estate Center at Wharton. Mr. Zell is a member of the Visiting Committee of the University of Chicago's School of Public Policy. Mr. Zell is an avid skier, racquetball player and enjoys riding motorcycles. He is a frequent contributor of articles to various real estate publications and is often heard as a keynote speaker throughout the United States and Europe.

     Mr. Isenberg, since 1987, has been Chairman and Chief Executive Officer of Nabors Industries, Inc., the world's largest land and offshore platform drilling company. Mr. Isenberg presently serves as a director of the American Stock Exchange, the National Association of Securities Dealers, Inc., and is a member of the National Petroleum Council. From 1969 to 1982, Mr. Isenberg was Chairman of the Board and principal stockholder of Genimar Inc., a steel trading and building products manufacturing company. From 1955 to 1968, he was employed in various management capacities with the Exxon Corp. Mr. Isenberg is the principal sponsor of the Parkside School for children with learning disabilities in New York City. Mr. Isenberg graduated from the University of Massachusetts in 1950 with a Bachelor of Arts degree in Economics and from Princeton University in 1952 with a Masters degree in Economics. The University of Massachusetts' "Eugene M. Isenberg School of Management" is named in recognition of his generous contributions towards new facilities, the funding of scholarships, and the endowment of a professorship.

     Mr. Porrino has been the Counselor to the President of the New School for Social Research (the "New School") since February 1998. He is also a Senior Consultant at Powers Global Strategies, a government relations and strategic planning firm. He was the Executive Vice President of the New School from September 1991 to February, 1998. Prior to that time, Mr. Porrino was a partner in the New York law firm of Putney, Twombly, Hall & Hirson, concentrating his practice in the area of labor law. Mr. Porrino received a Bachelor of Arts degree from Bowdoin College in 1966, and was awarded a Juris Doctor degree from Fordham University School of Law in 1970.

     Dr. Ryan was Professor of Mathematics at Rice University from August 1990 through July 1996. From August 1990 to July 1995, Dr. Ryan also served as Vice President-External Affairs at Rice University. Since November 1996, Dr. Ryan has served as a Director of Siena Holdings, Inc., a real estate and health management company, the capital stock of which is traded over-the-counter. From March 1996 through September 1999, Dr. Ryan has served as a Director of Texas Micro, Inc., a computer systems company that was merged in September 1999 with Radisys Corporation, a computer systems company the capital stock of which is traded on NASDAQ. Until 1998, Dr. Ryan served as a Director of America West Airlines, Inc., a publicly-traded company listed on the NYSE. For two years ending August 1990, Dr. Ryan was the President and Chief Executive Officer of Contex Electronics Inc., a subsidiary of Buffton Corporation, the capital stock of which is publicly traded on the AMEX. Prior to that, and beginning in 1977, Dr. Ryan was a Lecturer in Mathematics at Yale University, where he was also the Associate Vice President in charge of institutional planning. Dr. Ryan obtained a Bachelor of Arts degree in Physics in 1958 from Rice University, a Masters degree in Mathematics from Rice in 1961, and a Doctorate in Mathematics from Rice in 1965.

     Mr. Sellers was the President and Chief Executive Officer of Enhance Financial Services Group, Inc. ("Enhance Group"), a financial services corporation, and of its principal subsidiaries, Enhance Reinsurance Company and Asset Guaranty Insurance Company, from their inception in 1986 and 1988,until his retirement in 1994. Subsequently he served as Vice Chairman of the Enhance Group until its purchase by Radian Mortgage in 2001. From 1987 until 1994, Mr. Sellers served as a Director, and from 1992 to 1993 as the Chairman, of the Association of Financial Guaranty Insurers. Prior to the Enhance Group, Mr. Sellers spent 35 years with Merrill Lynch, where he served, among other positions, as Director, Municipal and Corporate Bond Division, Director, Securities Research Division and Director of Strategic Development. Mr. Sellers received a Bachelor of Arts degree from the University of New Mexico in 1951 and a Masters degree in Economics from New York University in 1956. Mr. Sellers attended the Advanced Management Program at Harvard University in 1975 and is a Chartered Financial Analyst. He is presently Chairman of the Board of Natural Gas Services Group, Inc., in Midland Texas and is a member of the Board of Trustees of the Hudson Institute, Chairman of its Finance Committee and a member of its Executive Committee.

     Mr. Garstka has been Deputy Dean at the Yale School of Management since November, 1995 and has been a Professor in the Practice of Management at the Yale School of Management since 1988. Mr. Garstka was the Acting Dean of the
Yale School of Management from August 1994 to October 1995, and an Associate Dean of the Yale School of Management from 1984 to 1994. Mr. Garstka has served on the Board of Trustees of MBA Enterprises Corps, a non-profit organization (1991-1999) and on the Board of Trustees of The Foote School in New Haven, Connecticut from 1995 to 1998. From 1988 to 1990, Mr. Garstka served as a director of Vyquest, Inc., a publicly-traded company listed on the AMEX. Mr. Garstka was a Professor in the Practice of Accounting from 1983 to 1988, and an Associate Professor of Organization and Management from 1978 to 1983, at the Yale School of Management. Mr. Garstka has also authored numerous articles on accounting and mathematics. Mr. Garstka received a Bachelor of Arts degree in Mathematics from Wesleyan University in Middletown, Connecticut in 1966, a Masters degree in Industrial Administration in 1968 from Carnegie Mellon University and a Doctorate in Operations Research in 1970 from Carnegie Mellon University.

     Mr. Pate has served as a Managing Director of EGI since 1999, and has been employed by EGI or its predecessor for more than five years. Since 1999, Mr. Pate has also served as a director of Davel Communications, Inc., a provider of public pay telephone services.

EXECUTIVE OFFICERS.

         The executive officers of DHC are as follows:

NAME                    AGE              PRINCIPAL POSITION WITH REGISTRANT
- ----                    ---              ----------------------------------

Martin J. Whitman         77             Chief Executive Officer and a Director

David M. Barse            39             President, Chief Operating Officer
                                         and a Director

Michael T. Carney         48             Chief Financial Officer and Treasurer

W. James Hall             37             General Counsel and Secretary


     For additional information about Messrs. Whitman and Barse, see "DIRECTORS" above.

     Mr. Carney was the Chief Financial Officer ("CFO") of DHC from August 1990 until March 1996 and has been the CFO of the Company and a director of NAICC since August 1996. Since 1990, Mr. Carney has served as Treasurer and CFO of Third Avenue Trust and EQSF and, since 1989, as CFO of MJW&Co., MJWI and their predecessors. Since July 1999, Mr. Carney has served as Treasurer and CFO of Variable Trust. From 1990 through April 1994, Mr. Carney also served as CFO of Carl Marks Strategic Investments, L.P.; from 1989 through December, 1996 Mr. Carney served as CFO of WHR; and from 1989 through April 1994, Mr. Carney served as Treasurer and CFO of Equity Strategies Fund. From 1988 to 1989, Mr. Carney was the Director of Accounting of Smith New Court, Carl Marks, Inc., and, from 1986 to 1988, Mr. Carney served as the Controller of Carl Marks & Co., Inc. Mr. Carney graduated from St. John's University in 1981 with a Bachelor of Science degree in Accounting. Mr. Carney is a Certified Public Accountant.

     Mr. Hall has been the General Counsel and Secretary of DHC since December 2000. Mr. Hall has also served as General Counsel and Secretary of MJWI since June 2000, of Third Avenue Trust and EQSF since September 2000 and of Variable Trust since September 2000. Prior to June of 2000, Mr. Hall was an associate at Paul, Weiss, Rifkind, Wharton & Garrison LLP from February 2000. Mr. Hall served as an Associate at Morgan, Lewis Bockius LLP from November 1996 to January 2000 and an associate for Gibson, Dunn and Crutcher LLP from March 1992 though June 1996. Mr. Hall served as a Captain in the U.S. Army Reserve from 1986 through 1992. Mr. Hall graduated from the University of Pennsylvania School of Law in 1991 and the Massachusetts Institute of Technology in 1986 with Bachelor of Science degrees in Biology and Aeronautical/Astronautical Engineering.

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

     To DHC's knowledge, based solely upon review of the copies of such reports furnished to DHC and written representations that no other reports were required, all Section 16(a) filing requirements applicable to DHC's officers, Directors and greater than ten percent beneficial owners were complied with for the fiscal year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table presents certain information relating to compensation paid by DHC for services rendered in 2001 by the Chief Executive Officer and each other executive officer of DHC who had cash compensation for such year in excess of $50,000. Only those columns which call for information applicable to DHC or the individual named for the periods indicated have been included in such table.


                                                                                        LONG TERM

                                                           ANNUAL COMPENSATION         COMPENSATION
                                                         --------------------------    ------------
                                                                                          AWARDS

                                                                                       ------------
                                                                                        SECURITIES

                                                                                        UNDERLYING   ALL OTHER
                                                         YEAR   SALARY (a)    BONUS       OPTIONS   COMPENSATION
NAME AND PRINCIPAL POSITION                                      ($)           ($)          (#)        ($)
- ----------------------------------------------------------------------------------------------------------------
Martin J. Whitman                                       2001   $ 200,000      -0-          -0-         -0-
CHAIRMAN OF THE BOARD & CHIEF EXECUTIVE OFFICER         2000   $ 200,000      -0-          -0-         -0-
                                                        1999   $ 200,000      -0-          -0-         -0-

- ----------------------------------------------------------------------------------------------------------------

David M. Barse                                          2001   $ 75,000       -0-        100,000       -0-
PRESIDENT AND CHIEF OPERATING OFFICER                   2000   $ 75,000    $150,000       50,000       -0-
                                                        1999   $ 75,000      80,000       50,000       -0-

- ----------------------------------------------------------------------------------------------------------------
Michael Carney                                          2001   $ 75,000       -0-         25,000       -0-
TREASURER AND CHIEF FINANCIAL OFFICER                   2000   $ 75,000    $ 50,000       25,000       -0-
                                                        1999   $ 75,000      40,000       25,000       -0-

- ----------------------------------------------------------------------------------------------------------------
W. James Hall                                           2001   $50,000     $ 25,000       10,000       -0-
GENERAL COUNSEL AND SECRETARY

------------------------------------------------------------------------------------------------------------------

OPTION/SAR GRANTS IN LAST FISCAL YEAR

            The following table presents certain information relating to the grants of stock options made during 2001 to the named executive officers of DHC. The options were granted under DHC's 1995 Stock and Incentive Plan. Pursuant to rules of the Securities and Exchange Commission, the table also shows the value of the options granted at the end of the option term if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. Only those tabular columns which call for information applicable to DHC or the named individuals have been included in such table.


- ----------------------------------------------------------------------------------------------------
                                                                               POTENTIAL REALIZABLE
                                                                                  VALUE AT ASSUMED
                                                                                   ANNUAL RATES OF
                                                                                     STOCK PRICE
                                                                                  APPRECIATION FOR
                                  INDIVIDUAL GRANTS                                  OPTION TERM
- ----------------------------------------------------------------------------------------------------
                     NUMBER OF       PERCENT OF
                    SECURITIES          TOTAL
                    UNDERLYING       OPTIONS/SARS
                     OPTIONS/         GRANTED TO
                      SARS           EMPLOYEES IN    EXERCISE OR     EXPIRATION
                    GRANTED          FISCAL YEAR     BASE PRICE         DATE
NAME                  (#)(1)                           ($/Sh)                      5%($)     10%($)
- ----------------------------------------------------------------------------------------------------
David M. Barse       100,000             56.0            3.37          12/11/11    211,937   537,091
- -----------------------------------------------------------------------------------------------------
Michael Carney        25,000             14.0            3.37          12/11/11     52,984   134,273
- ----------------------------------------------------------------------------------------------------

(1) One-half of these options become exercisable on June 11, 2002 and one-third of the balance of the options become exercisable on each of the first three anniversaries of the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

     The following table presents certain information relating to the value of unexercised stock options as of the end of 2001, on an aggregated basis, owned by the named executive officers of DHC as of the last day of the fiscal year. Such officers did not exercise any of such options during 2001. Only those tabular columns which call for information applicable to DHC or the named individuals have been included in such table.


- ----------------------------------------------------------------------------------------------
                    NUMBER OF SECURITIES                      VALUE OF UNEXERCISED IN-THE-
                   UNDERLYING UNEXERCISED                             MONEY OPTIONS
                 OPTIONS AT FISCAL YEAR-END                        AT FISCAL YEAR-END
                             (#)                                           ($)
- ----------------------------------------------------------------------------------------------
NAME                EXERCISABLE         UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
- ----------------------------------------------------------------------------------------------

David M. Barse       224,999                125,001         $ 53,854           $114,333
- ----------------------------------------------------------------------------------------------
Michael Carney       157,501                 37,499         $ 34,765           $ 30,417
- ----------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

     During 2001, each Director who was not an officer or employee of the Company or its subsidiaries received compensation of $2,500 for each Board meeting attended, whether in person or by telephone. For attendance at Board meetings during 2001, each Director received $5,000, plus, in each case, reimbursement of reasonable expenses. Directors who are officers or employees of the Company or its subsidiaries receive no fees for service on the Board. No attendance fee is paid to any Directors with respect to any committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2001, none of the persons who served as members of the Compensation Committee of DHC's Board of Directors also was, during that year or previously, an officer or employee of DHC or any of its subsidiaries or had any other relationship requiring disclosure herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Common Stock as of March 25, 2002 of (a) each Director, (b) each executive officer, and (c) each person known by DHC to own beneficially more than five percent of the outstanding shares of Common Stock. DHC believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares reflected as being beneficially owned by them.

                                      AMOUNT AND NATURE OF
                                      BENEFICIAL OWNERSHIP       PERCENT OF CLASS (1)
                                      --------------------      --------------------

PRINCIPAL STOCKHOLDERS

SZ Investments, LLC                     3,900,437 (2)(3)                18.2
2 N. Riverside Plaza
Chicago, IL 60606

Commissioner of Insurance               1,803,235 (2)(4)                 9.2
of the State of California
Mission Insurance Companies' Trusts
425 Market Street, 23rd Floor
San Francisco, CA 94105

Martin J. Whitman                       1,281,143 (2)(5)                 6.6
c/o Danielson Holding Corporation
767 Third Avenue
New York, NY  10017-2023


OFFICERS AND DIRECTORS

Martin J. Whitman                       1,281,143 (2)(5)                 6.6

David M. Barse                            224,999 (6)                      *

Samuel Zell                             3,900,437 (7)                   18.2

Joseph F. Porrino                          82,033 (8)                      *

Frank B. Ryan                              75,333 (8)                      *

Eugene M. Isenberg                         96,591 (9)                      *

Wallace O. Sellers                         76,666 (10)                     *

Stanley J. Garstka                         77,674 (11)                     *

William Pate                               60,200 (12)                     *

Michael Carney                            157,501 (13)                     *

W. James Hall                               6,667 (14)                     *

All Officers and Directors

  as a Group (11 persons)               6,039,244 (15)                  27.2

- -----------------------------
* Percentage of shares beneficially owned does not exceed one percent of the outstanding Common Stock.

(1) Share percentage ownership is rounded to nearest tenth of one percent and reflects the effect of dilution as a result of outstanding options and warrants to the extent such options and warrants are, or within 60 days will become, exercisable. As of February 26, 2002 (the date as of which this table was prepared), there were exercisable options outstanding to purchase 1,228,084 shares of Common Stock and exercisable warrants to purchase 2,002,568 shares of Common Stock. Shares underlying any option or warrant which was exercisable on February 26, 2002 or becomes exercisable within the next 60 days are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option or warrant.

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

(5) Includes 803,669 shares beneficially owned by Third Avenue Value Fund Series ("TAVF") of the Third Avenue Trust, an investment company registered under the Investment Company Act of 1940; 104,481 shares beneficially owned by Martin J. Whitman & Co., Inc. ("MJW&Co"), a private investment company; and 84,358 shares beneficially owned by Mr. Whitman's wife and three adult family members. Mr. Whitman may be deemed to control the investment adviser of TAVF, and may be deemed to own beneficially a five percent equity interest in TAVF. Mr. Whitman is the principal stockholder in MJW&Co, and may be deemed to own beneficially the shares owned by MJW&Co. Mr. Whitman disclaims beneficial ownership of the shares of Common Stock owned by TAVF and Mr. Whitman's family members.

(6) Includes shares underlying currently exercisable options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.6875 per share, 50,000 shares of Common Stock at an exercise price of $7.0625 per share, 50,000 shares of Common Stock at an exercise price of $3.65625 per share, 41,666 shares of Common Stock at an exercise price of $5.3125 per share and 33,333 shares of Common Stock at an exercise price of $4.00 per share. Does not include shares underlying options to purchase an aggregate of 8,334 shares of Common Stock at an exercise price of $5.3125 per share or 16,667 shares of Common Stock at an exercise price of $4.00 per share or 100,000 shares of Common Stock at an exercise price of $3.37 per share which are not currently exercisable nor become exercisable within the next 60 days.

(7) Includes 2,000,000 shares of Common Stock owned by SZ Investments, L.L.C. ("SZ"), a company controlled by Mr. Zell, and 1,900,437 shares of Common Stock issuable upon exercise of a Warrant owned by SZ.

(8) Includes shares underlying currently exercisable options to purchase an aggregate of 46,667 shares of Common Stock at an exercise price of $3.63 per share and 26,666 shares of Common Stock at an exercise price of $4.00. Does not include shares underlying options to purchase an aggregate of 13,334 shares of Common Stock at an exercise price of $4.00 which are not currently exercisable nor become exercisable within the next 60 days.

(9) Includes 20,088 shares owned by Mentor Partnership, a partnership controlled by Mr. Isenberg, and 28 shares owned by Mr. Isenberg's wife. Also includes shares underlying currently exercisable options to purchase an aggregate of 46,666 shares of Common Stock at an exercise price of $3.63 per share and 26,666 shares of Common Stock at an exercise price of $4.00. Does not include shares underlying options to purchase an aggregate of 13,334 shares of Common Stock at an exercise price of $4.00 which are not currently exercisable nor become exercisable within the next 60 days.

(10) Includes shares underlying currently exercisable options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $7.00 per share and 26,666 shares of Common Stock at an exercise price of $4.00. Does not include shares underlying options to purchase an aggregate of 13,334 shares of Common Stock at an exercise price of $4.00 which are not currently exercisable nor become exercisable within the next 60 days.

(11) Includes shares underlying currently exercisable options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $5.50 per share and 26,666 shares of Common Stock at an exercise price of $4.00. Does not include shares underlying options to purchase an aggregate of 13,334 shares of Common Stock at an exercise price of $4.00 which are not currently exercisable nor become exercisable within the next 60 days.

(12) Includes shares underlying currently exercisable options to purchase an aggregate of 15,200 shares of Common Stock at an exercise price of $4.00. Does not include shares underlying options to purchase an aggregate of 7,600 shares of Common Stock at an exercise price of $4.00 per share which are not currently exercisable nor become exercisable within the next 60 days.

(13) Includes shares underlying currently exercisable options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $5.6875 Per share, 35,000 shares of common stock at an exercise price of $7.0625 Per share, 35,000 shares of common stock at an exercise price of $3.65625 Per share, 20,834 shares of common stock at an exercise price of $5.3125 Per share and 16,667 shares of common stock at an exercise price of $4.00. Does not include shares underlying options to purchase an aggregate of 4,166 shares of common stock at an exercise price of $5.3125 Per share or 8,333 shares of common stock at an exercise price of $4.00 Per share or 25,000 shares of common stock at an exercise price of $3.37 Which are not currently exercisable nor become exercisable within the next 60 days.

14) Includes shares underlying currently exercisable options to purchase an aggregate of 6,667 shares of Common Stock at an exercise price of $4.00. Does not include shares underlying options to purchase an aggregate of 3,333 shares at an exercise price of $4.00 or 10,000 shares at an exercise price of $3.37 which are not currently exercisable nor become exercisable within the next 60 days.

(15) In calculating the percentage of shares owned by officers and Directors as a group, the shares of Common Stock underlying all options which are beneficially owned by officers and Directors and which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     DHC shares certain personnel and facilities with several affiliated and unaffiliated companies (including M.J. Whitman, Inc., a broker-dealer of which Mr. Barse is the Chairman, Chief Executive Officer and President), and thus, certain expenses are allocated among the various entities accordingly. Personnel costs are allocated based upon actual time spent on DHC's business, or upon fixed percentages of compensation. Costs relating to office space and equipment are allocated based upon fixed percentages. Inter-company balances are reconciled and reimbursed on a monthly basis.

     In connection with the purchase of Common Stock by SZ, DHC has entered into a non-exclusive investment advisory agreement with Equity Group Investments, LLC ("EGI"), a company controlled by Mr. Zell, pursuant to which EGI has agreed to provide, at the request of DHC, certain investment banking services to the Company in connection with potential transactions. For these services, DHC pays an annual fee of $125,000 to EGI. In the event that any transaction is consummated for which the Acquisition Committee of DHC's Board of Directors determines that EGI provided material services, DHC will pay to EGI a fee in the amount of 1% of the aggregate consideration in connection with such transaction. In the case of the potential acquisition of ACL described in more detail in Item
1. "Potential Acquisition", DHC and EGI have agreed that the fee for EGI shall be $3 million. SZ has also reached an agreement with the Company to provide a standby commitment to purchase any Company shares that may be unsubscribed in the rights offering that the Company anticipates conducting as part of its proposed acquisition of ACL. The Company has paid SZ a fee of $250,000 for this commitment and will pay SZ an additional $750,000 upon the commencement of any rights offering. Mr. Zell and Mr. Pate are members of the Acquisition Committee, along with Mr. Whitman and Mr. Barse. DHC has also agreed to reimburse, upon request, EGI's out-of-pocket expenses related to the investment advisory agreement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as a part of this Report:

               (1) Financial Statements -- see Index to Consolidated Financial Statements and Financial Statement Schedules appearing on Page F-1.

               (2)  Financial  Statement  Schedules -- see Index to Consolidated
                    Financial   Statements  and  Financial  Statement  Schedules
                    appearing on Page F-1.

               (3)  Exhibits:


EXHIBIT NO. (1)      NAME OF EXHIBIT
- ---------------      ---------------

                  ORGANIZATIONAL DOCUMENTS:
                  ------------------------

2.1 Recapitalization Agreement by and among Danielson Corporation, American Commercial Lines Holdings LLC, American Commercial Lines LLC, the Preferred Unitholders signatory thereto and the Management Unitholders signatory thereto dated as of March 15, 2002 (incorporated by reference to Exhibit 1 0.23 to ACL's Current Report on Form 8-K, filed March 27, 2002). The exhibits and schedules referenced in the Recapitalization Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit and/or schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1               Restated Certificate of Incorporation of Registrant.

3.2               Bylaws of Registrant.

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

                  MATERIAL CONTRACTS--EXECUTIVE  COMPENSATION PLANS AND
                  ARRANGEMENTS:
                  --------------------------------------------------------------

10.7  *           1995 Stock and  Incentive  Plan.  (Included as Amended
                  Appendix B to Proxy Statement filed on August 2, 2000.)

10.8  *           Employment  Agreement  dated  April 14,  1999  between
                  Danielson   Holding   Corporation   and  David  Barse.
                  (Filed with  Report on Form 10-Q dated June 30,  1999,
                  Exhibit 10.7.)

10.9  *           Employment  Agreement  dated  April 14,  1999  between
                  Danielson  Holding  Corporation  and  Michael  Carney.
                  (Filed with  Report on Form 10-Q dated June 30,  1999,
                  Exhibit 10.8.)


- -------------
(1) Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

* Asterisk indicates an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

                  ANNUAL REPORT TO SECURITY-HOLDERS:
                  ---------------------------------

13.1              2001 Annual Report of Danielson  Holding  Corporation.
                  (To be included herewith at page 34.)

                  SUBSIDIARIES:
                  ------------

21    *           Subsidiaries of Danielson Holding Corporation.  (Filed with
                  Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit 21.)

                  CONSENT OF EXPERTS
                  ------------------


     (b) During the fiscal year ended December 31, 2001 for which this Report is filed, DHC filed one report on Form 8-K dated December 26, 2001.

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

Date: April 1, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Danielson Holding Corporation and in the capacities and on the dates indicated.

Date: April 1, 2002                   By /s/ MARTIN J. WHITMAN
                                             -----------------------------------
                                                Martin J. Whitman
                                                Chief Executive Officer and a
                                                Director

Date: April 1, 2002                   By /s/ DAVID M. BARSE
                                             -----------------------------------
                                                David M. Barse
                                                President and Chief Operating
                                                Officer and a Director

Date: April 1, 2002                   By /s/ MICHAEL T. CARNEY
                                             -----------------------------------
                                                Michael T. Carney
                                                Chief Financial Officer

Date: April 1, 2002                   By /s/ SAMUEL ZELL
                                             -----------------------------------
                                                Samuel Zell
                                                Chairman of the Board Director

Date: April 1, 2002                   By /s/ JOSEPH F. PORRINO
                                             -----------------------------------
                                                Joseph F. Porrino
                                                Director

Date: April 1, 2002                   By /s/ FRANK B. RYAN
                                             -----------------------------------
                                                Frank B. Ryan
                                                Director

Date: April 1, 2002                   By /s/ EUGENE M. ISENBERG
                                             -----------------------------------
                                                Eugene M. Isenberg
                                                Director

Date: April 1, 2002                   By /s/ WALLACE O. SELLERS
                                             -----------------------------------
                                                Wallace O. Sellers
                                                Director

Date: April 1, 2002                   By /s/ STANLEY J. GARSTKA
                                             -----------------------------------
                                                Stanley J. Garstka
                                                Director

Date: April 1,2002                    By /s/ WILLIAM PATE
                                             -----------------------------------
                                                William Pate
                                                Director


DANIELSON HOLDING CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Independent Auditors' Report..............................................................................      F-2

Danielson Holding Corporation and Consolidated Subsidiaries:

    Statements of Operations -      For the years ended December 31, 2001, 2000 and 1999..................       *

    Balance Sheets - December 31, 2001 and 2000...........................................................       *

    Statements of Stockholders' Equity -     For the years ended December 31, 2001, 2000 and 1999                *

    Statements of Cash Flows -  For the years ended December 31, 2001, 2000 and 1999......................       *

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

- ----------
    * Incorporated by reference to DHC's 2001 Annual Report to Stockholders.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Danielson Holding Corporation:



     Under date of March 5, 2002, except for note 15, which is as of March 15, 2002, we reported on the consolidated balance sheets of Danielson Holding Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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




New York, New York
March 28, 2002


                                                                     SCHEDULE II

                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                              (Parent Company Only)

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                             2001          2000         1999
                                             ----          ----         ----
REVENUES:
    Net investment income                  $  1,717       $  1,584     $    504

    Net realized investment gains               281            322            3
                                           ---------      ---------    ---------

       TOTAL REVENUES                         1,998          1,906          507
                                           ---------      ---------    ---------

EXPENSES:

    Employee compensation and benefits        1,156          1,295        1,251

    Professional fees                           454            403          379

    Other general and administrative fees       951            839          598
                                           ---------      ---------    ---------

       TOTAL EXPENSES                         2,561          2,537        2,228
                                           ---------      ---------    ---------

Loss before provision for
    income taxes                               (563)          (631)      (1,721)

Income tax provision                             50             45           16
                                           ---------      ---------    ---------

Loss before equity in net income of
    subsidiaries                               (613)          (676)      (1,737)

Equity in net income of subsidiaries*       (13,721)         1,706        2,992
                                           ---------      ---------    ---------


NET INCOME (LOSS)                          $(14,334)       $ 1,030     $  1,255
                                           =========      =========    =========

 *Eliminated in consolidation.

See accompanying auditors' report.

                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                              (Parent Company Only)

                                 BALANCE SHEETS
             (In thousands, except share and per share information)


                                                                                         DECEMBER 31,
                                                                                -------------------------
                                                                                 2001                   2000
                                                                                 ----                   ----
ASSETS:

   Cash                                                                    $       (12)             $    2,586
   Fixed maturities:
     Available-for-sale at fair value
       (Cost: $25,100 and $15,780)                                              26,865                  14,795
   Short term investments, at cost which approximates
       fair value                                                                3,082                   3,615
                                                                           -----------             -----------

         TOTAL CASH AND INVESTMENTS                                             29,935                  20,996

     Investment in subsidiaries*                                                50,626                  60,337
     Accrued investment income                                                      67                     176
     Other assets                                                                  441                     167
                                                                           -----------             -----------

         TOTAL ASSETS                                                      $    81,069             $    81,676
                                                                           ===========             ===========




LIABILITIES AND STOCKHOLDERS' EQUITY:
     Payable for securities sold not yet purchased (proceeds: $2,264)            2,247                      --
     Intercompany note payable*                                                  4,030                      --
     Other liabilities                                                     $       329             $       346
                                                                           -----------             -----------

         TOTAL LIABILITIES                                                       6,606                     346

     Preferred Stock ($0.10 par value; authorized 10,000,000
       shares; none issued and outstanding)                                         --                      --
     Common Stock ($0.10 par value; authorized 150,000,000
       shares and 100,000,000 shares; issued 19,516,694 shares and
       19,306,694 shares; outstanding
       19,505,952 shares and 19,295,954 shares)                                  1,952                   1,931
     Additional paid-in capital                                                 63,115                  62,449
     Accumulated other comprehensive income (loss)                               5,716                  (1,064)
     Retained earnings                                                           3,746                  18,080
     Treasury stock (Cost of 10,742 shares and 10,740  shares)                     (66)                    (66)
                                                                           -----------             -----------

         TOTAL STOCKHOLDERS' EQUITY                                             74,463                  81,330
                                                                           -----------             -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    81,069             $    81,676
                                                                           ===========             ===========

 *Eliminated in consolidation.

See accompanying auditors' report.


                          DANIELSON HOLDING CORPORATION
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                    --------------------------------
                                                              2001                2000                1999
                                                              ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                      $(14,334)            $  1,030           $  1,255
   Adjustments to reconcile net income (loss)to
     net cash used in operating activities:
   Net realized investment gains                              (281)               (322)                 (3)
   Change in accrued investment income                         109                 (91)                (25)
   Depreciation and amortization                                25                (450)                (79)
   Equity in net income of subsidiaries                     13,721              (1,706)             (2,992)
   Change in accrued expenses                                   (4)                 28                  (1)
   Other, net                                                 (180)                 42                 (15)
                                                          --------           ---------           ---------
     Net cash used in operating activities                    (944)             (1,469)             (1,860)
                                                          --------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments purchased:
   Fixed income maturities available-for-sale              (20,865)            (34,980)            (12,723)
   Equity securities                                            --                (510)               (560)
Proceeds from sales:
   Fixed income maturities available-for-sale               12,634              16,656                 741
   Equity securities                                            --               1,353                  --
Investments, matured or called
   Fixed income maturities available-for-sale                1,456              14,562               7,273

Purchases of property and equipment                            (99)                (15)                 (1)
                                                          --------           ---------           ---------
     Net cash used in
       investing activities                                 (6,874)             (2,934)             (5,270)
                                                          --------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of options to purchase
     Common Stock                                              630                  --                  --
   Proceeds from issuance of Common Stock                       --               3,040              13,109
   Modification of Common Stock options                         57                  --                  --
   Dividends from subsidiaries                                  --               1,500                  --
   Loan from subsidiaries                                    4,000
                                                          --------           ---------           ---------
     Net cash provided by
        financing activities                                 4,687               4,540              13,109
                                                          --------           ---------           ---------
Net increase (decrease) in cash and
     short term investments                                 (3,131)                137               5,979
Cash and short term investments at
     beginning of year                                       6,201               6,064                  85
                                                          --------           ---------           ---------
CASH AND SHORT TERM INVESTMENTS AT
     END OF YEAR                                          $  3,070           $   6,201           $   6,064
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

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                                                       ADDITIONS

                                     BALANCE AT          CHARGED TO COSTS     CHARGED TO                                 BALANCE AT
                                 BEGINNING OF PERIOD       AND EXPENSES     OTHER ACCOUNTS          DEDUCTIONS         END OF PERIOD
                                 -------------------       ------------     --------------          ----------         -------------
Allowance for premiums
   and fees receivable

For the year ended December 31,

                      2001          $     587                $   1,094        $                      $    250             $  1,431
                                    =========                =========        =========              ========              =======
                      2000          $     274                $     726        $      25              $    438             $    587
                                    =========                =========        =========              ========              =======
                      1999          $     136                $     444        $      --              $    306             $    274
                                    =========                =========        =========              ========              =======

Allowance for uncollectable
   reinsurance on paid losses

For the year ended December 31,

                      2001          $     623                $      12        $                      $     --             $    635
                                    =========                =========        =========              ========              =======
                      2000          $     402                $     221        $      --              $     --             $    623
                                    =========                =========        =========              ========              =======
                      1999          $     374                $      28        $      --              $     --             $    402
                                    =========                =========        =========              ========              =======

Allowance for uncollectable
   reinsurance on unpaid losses

For the year ended December 31,

                      2001          $     101                $      17        $      --              $     --              $   118
                                    =========                =========        =========              ========              =======
                      2000          $     246                $      --        $      --              $    145              $   101
                                    =========                =========        =========              ========              =======
                      1999          $     559                $      --        $      --              $    313              $   246
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

                            SUPPLEMENTAL INFORMATION

                CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (in thousands)


                                                                                                   OTHER

          AFFILIATION          DEFERRED    RESERVES FOR UNPAID  DISCOUNT FROM                  POLICY CLAIMS
             WITH             ACQUISITION   CLAIMS AND CLAIM     RESERVES FOR       UNEARNED   AND BENEFITS   NET EARNED  INVESTMENT
          REGISTRANT             COSTS     ADJUSTMENT EXPENSES   UNPAID CLAIMS      PREMIUMS      PAYABLE      PREMIUMS      INCOME
          ----------             -----     -------------------   -------------      --------      -------      --------      ------

       Consolidated
       Property-Casualty

         Entities:

     AS OF AND FOR THE YEAR
        ENDED 12/31/01          $2,209         $  105,745          $               $ 21,117                   $ 81,854     $   7,731
                                ======         ==========          ========        ========      ========     ========     =========
    As of and for the year
        ended 12/31/00          $3,665         $  100,030          $     --        $ 23,207            --     $ 67,034     $   7,741
                                ======         ==========          ========        ========      ========     ========     =========

    As of and for the year
        ended 12/31/99          $2,522         $   94,934          $     --        $ 16,239            --     $ 54,040     $   7,273
                                ======         ==========          ========        ========      ========     ========     =========

                                       CLAIMS AND CLAIM
          AFFILIATION                 ADJUSTMENT EXPENSES          AMORTIZATION        OTHER            PAID CLAIMS
             WITH                     INCURRED RELATED TO           OF DEFERRED      OPERATING           AND CLAIM      NET WRITTEN
          REGISTRANT              CURRENT YEAR     PRIOR YEARS   ACQUISITION COSTS    EXPENSES       ADJUSTMENT EXPENSES    PREMIUMS
          ----------              ------------     -----------   -----------------   ---------       -------------------    --------

         Consolidated
       Property-Casualty

          Entities:

    AS OF AND FOR THE YEAR
        ENDED 12/31/01              $ 68,848         $ 7,646         $16,174           $ 4,621             $67,871          $ 80,355
                                    ========         =======         =======           =======             =======          ========
    As of and for the year
        ended 12/31/00              $ 55,269         $ 5,254         $12,153           $ 4,283             $60,440          $ 73,141
                                    ========         =======         =======           =======             =======          ========

    As of and for the year
        ended 12/31/99              $ 43,301         $ 2,491         $10,070           $ 3,794             $43,952          $ 56,605
                                    ========         =======         =======           =======             =======          ========


See accompanying auditors' report.

S-5
2001 Annual Report

                                                   As of and for the years
                                                       ended December 31,
                                              ----------------------------------
(IN THOUSANDS, EXCEPT SHARE AND
PER SHARE AMOUNTS, STOCK PRICES AND EMPLOYEES)     2001       2000       1999
- ------------------------------------------------------------------------------
RESULTS OF OPERATIONS
Earned premiums ........................   $   81,854   $    67,034   $  54,040
Total revenues .........................   $   94,102   $    86,237   $  71,158
Net income (loss).......................   $  (14,334)  $     1,030   $   1,255
Net cash provided by (used in) continuing
  operating activities .................   $   (4,748)  $     6,644   $  (6,478)
Net income (loss)per diluted share
  of Common Stock ......................   $    (0.74)  $      0.05   $    0.07
Combined ratio .........................       129.4%        123.1%      125.2%
================================================================================

BALANCE SHEET AND OTHER DATA
Total investments ......................   $  157,203   $   154,130   $ 140,391
Policyholder liabilities ...............   $  126,862   $   123,601   $ 111,987
Stockholders' equity ...................   $   74,463   $    81,330   $  76,226
Book value per share of Common Stock ... $ 3.82 $ 4.21 $ 4.13 Common Stock price range
  High .................................   $     5.05   $    7 3/8    $   7 1/2
  Low ..................................   $     3.34   $    3 9/16   $   2 7/8
Shares of Common Stock

  outstanding at year end ..............   19,505,952   19,295,954   18,476,265
Employees of continuing

  operations at year end ...............          117           156         138

FINANCIAL TABLE OF CONTENTS
---------------------------

Selected Consolidated Financial Data .......................................   2

Management's Discussion and Analysis of

  Financial Condition and Results of Operations ............................   3

Consolidated Statements of Operations ......................................   8

Consolidated Balance Sheets ................................................   9

Consolidated Statements of Stockholders' Equity ............................  10

Consolidated Statements of Cash Flows ......................................  11

Notes to Consolidated Financial Statements .................................  12

Independent Auditors' Report ...............................................  23

Responsibility for Financial Reporting .....................................  23

Quarterly Financial Data ...................................................  24

Stock Market Prices ........................................................  24

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA

                           ---------------------------

     The following selected financial data of Danielson Holding Corporation and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.


                                                                           YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND
  PER SHARE AMOUNTS)                     2001            2000            1999            1998            1997
- ------------------------------------------------------------------------------------------------------------
A. RESULTS OF OPERATIONS
Total revenues ..................$    94,102     $    86,237     $    71,158     $    64,744     $    65,746
Net income (loss) ...............$   (14,334)    $    1,030      $     1,255     $     2,301     $     4,589
Diluted earnings (loss) per share
  of Common Stock................$     (0.74)    $      0.05     $      0.07     $      0.14     $      0.28
B. BALANCE SHEET DATA
Invested assets .................$   157,203     $   154,130     $   140,391     $   134,859     $   142,823
Total assets ....................$   208,871     $   210,829     $   194,752     $   180,895     $   187,773
Unpaid losses and loss adjustment
  expenses ......................$   105,745     $   100,030     $    94,934     $    95,653     $   105,947
Stockholders' equity ............$    74,463     $    81,330     $    76,226     $    63,273     $    63,920
Shares of Common Stock
  outstanding.................... 19,505,952(1)   19,295,954(1)   18,476,265(1)   15,576,276(1)   15,576,287(1)

     (1) Does not give effect to currently exercisable options and, in 2001, 2000 and 1999, warrants to purchase shares of Common Stock.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           ---------------------------

GENERAL

     Danielson Holding Corporation ("DHC") is organized as a holding company with substantially all of its operations conducted by subsidiaries (collectively with DHC, the "Company"). DHC, on a parent-only basis, has limited continuing expenditures for rent and administrative expenses and derives revenues primarily from investment return on portfolio securities. Therefore, the analysis of the Company's financial condition is generally best done on an operating subsidiary basis. For additional information relating to the Company's organization, see
Note 1 of the Notes to Consolidated Financial Statements.

     The Company does not currently pay regular Federal income tax due to its net operating loss carryforwards and the recognition of losses from several trusts that assumed various liabilities of certain present and former subsidiaries of DHC. It is expected that the Company's 2001 consolidated Federal income tax return will report a cumulative net operating loss carryforward currently estimated at $745 million, which will expire in various amounts, if not used, between 2002 and 2019. Exclusive of the trusts' activities, the Company has generated cumulative taxable losses both historically and during the prior three years. Over the past several years, the Company's insurance operations have been generating losses exclusive of net investment income, net realized gains and the trusts' activities. DHC has historically generated losses at the holding company level. Therefore, these tax loss attributes are currently fully reserved, for valuation purposes, on the Company's financial statements. See Note 8 of the Notes to Consolidated Financial Statements.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations, and certain Notes to Consolidated Financial Statements contain forward-looking statements, including statements concerning plans, capital adequacy, adequacy of reserves, utilization of tax losses, goals, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by use of the words "believes", "anticipates", "expects", "intends", "plans", "estimates" and similar expressions. All such statements represent only current estimates or expectations as to future results and are subject to risks and uncertainties which could cause actual results to materially differ from current estimates or expectations. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

RESULTS OF NAICC'S OPERATIONS

     The operations of the Company's principal subsidiary, National American Insurance Company of California (NAICC), are in property and casualty insurance. NAICC's objective is to underwrite business that is expected to yield an underwriting profit. During 2001, NAICC determined that certain lines of insurance may not be sustainable in the current rate environment. Competitive and regulatory pressures have resulted in a general market for premium rates in these lines that is well below a level necessary in order to achieve a profit, especially in light of increasingly unfavorable loss history. Rather than continue to sustain losses, NAICC has exited the worker's compensation line of insurance in all states, and has also exited the non-standard private passenger automobile program written outside of California. The last workers' compensation policy outside Montana was issued in July 2001 and the last Montana workers' compensation policy was issued in January 2002. The last new non-standard private passenger automobile policy outside of California was issued in September 2001. The remaining lines of insurance written by NAICC will be non-standard private passenger automobile in California and commercial automobile in certain western states, primarily California.

     The effect of this decision will be a substantial reduction in the underwriting operations of NAICC going forward into 2002 with a view towards increasing overall profitability. The Company expects that its written premium for 2002 will be about half of the amount written in 2000. However, premium activity could change substantially if the rate environment in those lines exited materially improves and NAICC re-enters those markets. Costs incurred in 2001 attributable to the contraction process were approximately $1.25 million and include the write-off of goodwill and employees' severances.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     Net premiums earned were $81.9 million, $67.0 million and $54.0 million in 2001, 2000 and 1999, respectively. The change in net premiums earned were directly related to the change in net written premiums. Net written premiums were $80.4 million, $73.1 million and $56.6 million in 2001, 2000, and 1999, respectively. Net earned premiums exceeded net written premiums in 2001 due to the decision to cease writing in several lines of business as noted above.

     The overall increase in net written premiums in 2001 was attributable to growth in our commercial automobile insurance business, especially during the first nine months of 2001. However, in keeping with NAICC's objective of underwriting only business that is expected to yield an underwriting profit, NAICC, beginning in September 2001, initiated efforts to reduce the overall commercial automobile premium production through a temporary moratorium on new business, eliminating certain states and terminating agency appointments. Consequently, the growth in premiums noted during 2001 for this product line will not continue.

     Workers' compensation net written premiums decreased by $0.7 million during 2001 over the comparable year to date period in 2000 due to decreased production, primarily in California. The commercial automobile net written premiums grew from $23.1 million in 2000 to $38.4 million in 2001 due to increased production, primarily in California. Net written premiums for personal automobile insurance decreased during 2001 primarily due to the termination of certain private passenger automobile programs as noted above.

     Premiums and fees receivable, net of allowances, decreased by $0.7 million or 4.3%. The decrease is attributable to the decision to reduce NAICC's underwriting operations. Prior to that decision, NAICC experienced significant growth in installment premiums related to its commercial automobile program. The Company does not expect this trend to continue in 2002. The Company's automobile programs have installment features on policy terms in excess of six months. Premiums from the automobile program that generally offer policy terms less than six months and do not utilize installment plans increased slightly in 2001. The effect of these trends was to mitigate the overall decrease in installment premium receivable during 2001. It is expected that the decrease in premium receivable will be much greater in 2002.

     The increase in the allowance for premiums and fees receivable during 2001 of $844,000 was attributable to the increase in installment premiums during 2001 prior to the decision to decrease underwriting operations. In conjunction with the increase in installment premiums, the Company experienced an increase in collection efforts relating to such premiums, especially non-standard private passenger automobile policies outside of California. As a result, the Company increased both its allowance for premiums and the amount of write-offs against such allowance. The Company does not expect this trend to continue in 2002.

     Net investment income was $7.7 million, $7.7 million and $7.3 million in 2001, 2000, and 1999, respectively. As of December 31, 2001 and 2000, the average yield on NAICC's portfolio was 5.8 percent and 6.6 percent, respectively. Net investment income has remained flat despite the decrease in the portfolio yield due to the write-off of $1.0 million of accrued interest related to our investment in American Commercial Lines LLC Senior Notes which were in default at December 31, 2001. See Results of DHC's Operations "Liquidity and Capital Resources". Had the write-off not been required the portfolio yield would have been 8.3%. The fixed-income invested assets increased by only $0.9 million in 2001 compared to an increase of $9.1 million in 2000. The relatively flat activity during this year is attributable to maturities and paydowns in excess of purchases in the fourth quarter of $7.8 million. The increase in invested assets in 2000 was attributable to the receipt of the Reliance settlement. The estimated average maturity of the portfolio at December 31, 2001 was 3.2 years compared to 3.3 years at December 31, 2000.

     In January 1999, NAICC entered into a workers' compensation reinsurance agreement with Reliance Insurance Company ("Reliance Agreement") with a term of two years. The Reliance Agreement provided excess of loss coverage down to $10,000 and a 20 percent quota share below the excess retention resulting in a maximum net loss to NAICC of $18,000 per claim. During 1999, Reliance initiated efforts to rescind their workers' compensation reinsurance agreements with several insurance companies, including NAICC. NAICC was originally offered $5 million as a settlement, which was negotiated to $8 million. In determining whether the $8 million proposed settlement amount was reasonable, an antiicpated loss ratio was calculated based on existing reserves, which resulted in an estimated $8 to $9 million that would have been recoverable under the Reliance Agreement, and therefore management believed that the $8 million in present value was a reasonable settlement amount. Management believed it was in the best interest of the Company to accept the offer and agree to rescind the agreement based on several factors: (1) the projected premium and losses for 2000, (2) the negative press Reliance was beginning to receive in the summer of 1999 regarding certain underwriting pools, and, most importantly, (3) the potential for future credit risk of Reliance if the offer was rejected. Reliance did not provide the Company with any estimates of amounts reported under the initial agreements, did not disclose how they arrived at the additional compensation included in the overall settlement amount, and did not provide their reason for requesting rescission of the agreements as of their effective date.

     In the fourth quarter of 1999, NAICC executed an agreement to rescind the Reliance Agreement retroactive to its effective date. The terms of the rescission included the return of amounts paid during the nine month period the Reliance Agreement was active plus the settlement fee of $8.0 million paid by Reliance to eliminate further obligations under the contract. NAICC recognized a gain of $8,317,000 in the fourth quarter of 1999 as a result of this rescission. The gain represented the difference between the proceeds received of $11.5 million and the reinsurance recoverable balances due from Reliance at September 30, 1999. The results of operations include ceded premiums of $3,875,000, net of ceding commissions, and $417,000 of paid losses and loss adjustment expenses during the nine months the agreement was active. The gain realized should not be considered as an indication of an understatement of reserves or negative trends in this business.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           ---------------------------
                                   (CONTINUED)

     Net losses and loss adjustment expenses (LAE) were $76.5 million, $60.5 million, and $45.8 million in 2001, 2000, and 1999, respectively. The resulting net loss and LAE ratios were 93.5 percent, 90.3 percent and 84.7 percent in 2001, 2000 and 1999, respectively. The increase in the loss and LAE ratio during 2001 was attributable to higher than expected losses in the non-California private passenger automobile programs, and significant adverse development in the California workers' compensation line. Adverse development on prior accident years recognized for workers' compensation in 2001 totaled $4.4 million. The adverse development for prior accident years related to the private passenger automobile lines placed in run-off was $2.4 million. The increase in the loss and LAE ratio in 2000 over 1999 was due to higher than expected losses in our private passenger automobile programs and additional developments on certain businesses in run-off.

     Policy acquisition costs were $20.8 million, $16.4 million, and $13.9 million in 2001, 2000, and 1999, respectively. As a percentage of net premiums earned, policy acquisition expenses were 25.3 percent, 24.5 percent, and 25.7 percent in 2001, 2000, and 1999, respectively. Policy acquisition costs include expenses directly related to premium volume (i.e., commissions, premium taxes and state assessments) as well as certain underwriting expenses which are fixed in nature. The increase in the policy acquisition expense ratio in 2001, compared to 2000, is due to the increased acquisition costs in the non-California private passenger automobile business. The increase was caused by a reduction in the deferral rate as compared to the prior year caused by increased losses as compared to the prior year. The decline in the policy acquisition expense ratio in 2000 compared to 1999 was due primarily to an increase in our workers' compensation business which has a lower commission cost than our automobile programs.

     General and administrative expenses were $7.8 million, $5.5 million, and $5.8 million in 2001, 2000, and 1999, respectively. As a percent of net premiums earned, general and administrative expenses were 10.7 percent, 8.5 percent, and
10.7 percent, in 2001, 2000 and 1999, respectively. General and administrative expenses have increased in 2001 due to increased production for the first nine months of 2001 and an additional $1.25 million of costs associated with the decision to reduce NAICC's underwriting operations. Those costs include both severances to terminated employees of approximately $500,000 and the write-off of goodwill of approximately $690,000. These costs added 1.53 percent to the 2001 ratio. The decrease seen in 2000 is the result of cost saving measures implemented by the Company at the end of 1999.

     Policyholder  dividends  incurred  were  $(80,984),  $(144,817),  and  $2.2 million in 2001, 2000, and 1999, respectively. The negative policyholder dividends in 2001 and 2000 were attributable to less participating business on the Montana workers' compensation policies which resulted in the adjustment of prior accruals to reflect aniticipated payments based on experience. The policyholder dividends incurred during 1999 were attributable to the increase in our Montana workers' compensation policyholder dividends that historically have loss ratios well below those recorded in California.

     Combined underwriting ratios were 129.4 percent, 123.1 percent, and 125.2 in 2001, 2000, and 1999, respectively. The increase in the combined ratio in 2001 was primarily the result of increased loss costs and increased costs associated with the decision to contract NAICC's underwriting operations as discussed above. The decrease in the combined ratio in 2000 was due to premium growth and reduced costs associated with producing such premiums.

     The insurance operations had a loss from operations of $13.7 million in 2001, compared to income from operations of $1.7 million and $3.0 million, in 2000 and 1999, respectively. The decrease in income for 2001 was primarily attributable to increases in loss and loss adjustment expenses primarily in the non-California private passenger automobile and workers' compensation lines of business. The decrease for 2001 was also attributable to costs associated with the reduction of insurance operations. The decrease for 2000 was attributable to an increase in loss and loss adjustment expenses, which was offset in part by realized gains of $8.4 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's insurance subsidiaries require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The primary sources of funds to meet these obligations are premium revenues, investment income, recoveries from reinsurance and, if required, the sale of invested assets. NAICC's investment policy guidelines require that all liabilities be matched by a comparable amount of investment grade assets. Management believes that NAICC has both adequate capital resources and sufficient reinsurance to meet any unforeseen events such as natural catastrophes, reinsurer insolvencies, or possible reserve deficiencies.

     The Company meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income, and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the Company relies on the sale of invested assets. Cash used in insurance operations was $3.8 million in 2001. Cash provided by insurance operations was $8.1 million in 2000 and cash used in insurance operations was $4.6 million in 1999. Cash used in operations during 2001 results primarily from deteriorating underwriting results caused by adverse development in those lines placed into run-off during 2001 as noted above. The increase in cash provided by insurance operations for 2000 was primarily attributable to amounts received for the rescission of certain reinsurance treaties of $11.5 million offset by an increase in claim payments made under the commercial and private passenger automobile programs. Had the funds related to the rescission not been received in 2000 the cash used in operations would have been approximately $3.4 million. The increase in cash used in insurance operations for 1999 was primarily due to the decline in our non-standard private passenger written premiums, and to the timing difference in receiving payment on the Reliance settlement of $11.5 million in 2000. Had those funds been received in 1999, operations would have provided approximately $6.9 million in cash.

     Due to premium growth during the first nine months of the year, the Company was able to meet its short-term cash needs primarily through premium receipts. In light of the decision to reduce NAICC's underwriting operations, funds provided from premium receipts will decrease significantly in 2002. Further, because workers' compensation and automobile liability claims are paid over the course of several years, NAICC will experience a condition in which claim payments related to the lines placed into run-off in 2001 will exceed expected premium receipts from those lines. Such negative cash flow will require the sale of invested assets to meet obligations as they arise. Management expects this trend to continue for several years until premium growth in the remaining lines of business becomes sufficient to support current operations.

     The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk-based capital requirements (RBC). The RBC model for property and casualty insurance companies requires companies to report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. NAICC has calculated its RBC requirement under the RBC model and believes that it has sufficient capital for its operations. Further, the NAIC has developed the Insurance Regulatory Information System ("IRIS"). IRIS identifies eleven ratios for property/casualty insurance companies. IRIS specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. As a result of the losses recognized in 2001, NAICC expects that it will fail three of those regulatory ratios relating to loss development and surplus change. The failure of such ratios subjects the Company to increased regulatory inquiry. Based on the differential between reported surplus and the surplus level requiring further regulatory action, NAICC believes that the failure of those ratios will not have an adverse impact on the operations of the Company.

                          RESULTS OF DHC'S OPERATIONS

CASH FLOW FROM PARENT-ONLY OPERATIONS

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the years ended December 31, 2001, 2000, and 1999, cash used in parent-only operating activities was $0.9 million, $1.5 million, and $1.9 million, respectively. Cash used in operations is primarily attributable to the parent-only net loss from operations for each year, adjusted for non-cash charges such as depreciation and amortization, and the operating working capital requirements of the holding company's business. For information regarding the Company's operating subsidiaries' cash flow from operations, see "RESULTS OF NAICC'S OPERATIONS, PROPERTY AND CASUALTY INSURANCE OPERATIONS."

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, cash and investments of DHC were approximately $29.9 million. As previously described, the primary use of funds was the payment of general and administrative expenses in the normal course of business. In 2001, DHC borrowed $4 million from NAICC at an annual interest rate of 6 percent, to be repaid by 2004. In 2000 and 1999, DHC received cash in the amount of $3.1 million and $13.1 million, respectively, from the sale of newly issued common stock.

     DHC's sources of funds are its investments as well as dividends received from its subsidiaries. Various state insurance requirements restrict the amounts that may be transferred to DHC in the form of dividends from its insurance subsidiaries without prior regulatory approval. In 2000, NAICC received regulatory approval and paid a $1.5 million dividend to DHC. See Note 4 of the Notes to Consolidated Financial Statements.

     The Company and its subsidiaries use office space and data processing equipment under leases expiring at various dates through 2006. These leases are considered operating leases for financial reporting purposes. The terms of the operating leases generally contain renewal options and escalation clauses based on increases in operating expenses and other factors. Future minimum lease payments are $1.7 million in 2002, $1.1 million in 2003, $700,000 in 2004, $127,000 in 2005 and $74,000 thereafter.

     The Company's insurance subsidiary pledges assets and posts letters of credit for the benefit of other insurance companies they do business with in the event that the Company is not able to pay their reinsurers. The Company has assets pledged and letters of credit of $9.1 million at December 31, 2001 and 2000.

     The Company's domestic insurance companies are regulated by the insurance regulatory agencies of the states in which they are authorized to do business. Many aspects of the Company's insurance business are subject to regulation. For example, minimum capitalization must be maintained; certain forms of policies must be approved before they may be offered; reserves must be established in relation to the amounts of premiums earned and losses incurred; and, in some cases, schedules of premium rates must be approved.

     In compliance with state insurance laws and regulations, securities with a fair value of approximately $45 million, $44 million and $41 million at December 31, 2001, 2000, and 1999, respectively, were on deposit with various states or governmental regulatory authorities. In addition, at December 31, 2001, 2000, and 1999, respectively, investments with a fair value of $6.6 million, $6.5 million and $6.6 million were held in trust or as collateral under the terms of certain reinsurance treaties and letters of credit.

     On March 15, 2002, the Company and American Commercial Lines LLC ("ACL") executed a definitive recapitalization agreement for the acquisition of ACL by the Company. ACL is an integrated marine transportation and service company operating approximately 5,100 barges and 200 towboats on the inland waterways of North and South America. ACL transports more than 70 million tons of freight annually. Additionally, ACL operates marine construction, repair and service facilities and river terminals.

     The holders of more than two thirds of ACL's outstanding senior notes, substantially all the indirect preferred and common members of ACL and the management of ACL have agreed to support the recapitalization plan. ACL's senior lenders have executed forbearance agreements pending the negotiation and execution of definitive documentation relating to the amendment and restatement of ACL's senior secured credit facility.

     Under the terms of the recapitalization agreement, the Company will acquire 100% of the membership interests of American Commercial Lines Holdings LLC, ACL's parent holding company. ACL's present indirect preferred equity holders (that are not members of ACL management) will receive $7.0 million in cash. ACL's management will receive approximately $1.7 million of restricted common stock of the Company. In addition, the Company will deliver $25.0 million in cash, which will be used to reduce borrowings under ACL's senior credit facility, and approximately $58.5 million of ACL's outstanding senior notes to ACL Holdings in connection with the transaction. The recapitalization is expected to close in the second quarter of 2002.

     The transaction will result in a reduction of ACL's senior secured bank debt by $25.0 million. In addition, the parties will seek to restructure ACL's 10 1/4% senior notes due 2008 through an exchange offer and consent solicitation. Upon the successful completion of the exchange offer and consent solicitation, up to approximately $236.5 million of ACL's outstanding senior notes (all notes held by parties other than Danielson) will be exchanged for $120.0 million of new 11 1/4% cash pay senior notes due January 1, 2008 and approximately $116.5 million of new 12% pay-in-kind senior subordinated notes due July 1, 2008. ACL will also issue additional new cash pay senior notes in an aggregate principal amount (not to exceed $20.0 million) equal to the accrued and unpaid interest on its outstanding senior notes, other than those held by Danielson, and to the extent that such accrued and unpaid interest exceeds $20.0 million, additional pay-in-kind senior subordinated notes in an amount equal to such excess would be issued in full satisfaction of such accrued and unpaid interest.

     In connection with these transactions, the Company expects to effect a $42 million rights offering to its existing security holders, the proceeds of which will be used to fund the Company's cash contribution for the recapitalization and for general corporate purposes. Consummation of the recapitalization agreement is not conditioned on the successful completion of the rights offering. Under the terms of the rights offering, holders of the Company's common stock will be entitled to purchase additional shares of common stock, at a subscription price of $5.00 per share, up to such holders' pro rata share of the rights offering. The March 18th announcement did not constitute notice of the commencement of the rights offering. Further information regarding the terms and conditions for the expected rights offering will be announced prior to the commencement of the rights offering.

     The recapitalization agreement provides that the exchange offer and consent solicitation will be made in reliance on a registration exemption provided by
Section 3(a)(9) under the Securities Act of 1933, conditioned on the minimum participation of 95% of the outstanding principal amount of ACL's outstanding senior notes, as to which noteholders holding more than two thirds of the outstanding principal amount of such notes have agreed to tender. In the event that the exchange offer and consent solicitation is not consummated by June 15, 2002, the recapitalization agreement provides for the implementation of the recapitalization through a voluntary prepackaged bankruptcy plan under Chapter 11 of the Bankruptcy Code, as to which noteholders holding more than two thirds of the outstanding principal amount of ACL's outstanding senior notes have agreed to accept.

     The Company has filed a copy of the press release referenced above along with a copy of the recapitalization agreement in its filing on Form 8-K dated March 27, 2002.

THE COMPANY'S INVESTMENTS

     The amount and type of certain of the Company's investments are regulated by California and Montana insurance laws and regulations. The Company's investment portfolio is composed primarily of fixed maturities and is weighted heavily toward investment grade short and medium term securities. See Notes 1(B) and 5 of the Notes to Consolidated Financial Statements.

     The following table sets forth a summary of the Company's investment portfolio at December 31, 2001, by investment grade (dollars in thousands):

                                                          Cost        Fair Value
- ------------------------------------------------------------------------------
Investment by investment grade:
Fixed maturities

  U.S. Government/Agency ............................  $ 21,283        $ 22,239
  Mortgage-backed ...................................    31,256          32,016
  Corporates (AAA to A) .............................    39,495          40,642
  Corporates (BBB to B) .............................    38,363          41,490
                                                       -------------------------
    Total fixed maturities ..........................   130,397         136,387
Equity securities ...................................    12,416          12,125
                                                       -------------------------
    Total available for sale ........................  $142,813        $148,512
                                                       -------------------------
  Securities sold but not yet purchased (BBB)........    (2,264)         (2,247)
                                                       -------------------------
   Total investments.................................  $140,549        $146,265
                                                       =========================


     The following table sets forth a summary of the Company's equity securities portfolio at December 31, 2001 (dollars in thousands):

                                                          Cost        Fair Value
- ------------------------------------------------------------------------------
Equity securities by type:
  U.S. domestic securities ..........................    $10,405         $11,357
  Foreign securities ................................      2,011             768
                                                        ------------------------
    Total equity securities .........................    $12,416         $12,125
                                                        ========================

     At December 31, 2001 the Company held $58,493,000 face amount of ACL Senior Notes 10.25%, due 6/30/08 at a cost of $30,025,578 and a fair value of $31,951,801, representing 42.9 percent of stockholders' equity. As of December 31, 2001, ACL was in default of its December 31, 2001 interest payment obligation. There were no investments with a carrying value greater than ten percent of stockholders' equity as of December 31, 2000 or 1999.

     The Company has entered into an agreement with ACL whereby, among other things, DHC will surrender its ACL Senior Notes and receive 100% of the equity interests of ACL. For a more full description of this anticipated transaction, see Results of DHC's Operations, "Liquidity and Capital Resources".

                                       5


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

     The Company's investment in ACL is in high yield lower grade debt. The market value for higher yielding debt securities tends to be more sensitive to economic conditions and individual corporate developments than those of higher rated securities. In addition, the secondary market for these securities is generally less liquid.

RISKS RELATED TO FIXED MATURITIES

     The Company's fixed maturities are subject to interest rate risk. The Company's primary interest rate risk exposure is to changes in short-term U.S. prime interest rates. Interest rate risk is the price sensitivity of fixed maturities to changes in interest rates. Management views these potential changes in price within the overall context of asset and liability matching. Management estimates the payout patterns of the Company's liabilities, primarily loss reserves, to determine their duration. Management sets duration targets for the Company's fixed income portfolio after consideration of the duration of its liabilities, which management believes mitigates the overall interest rate risk.

     Fixed maturities of the Company include Mortgage-Backed Securities (MBS) representing 23.5 percent and 30.5 percent of total fixed maturities at December 31, 2001 and December 31, 2000, respectively. All MBS held by the Company are issued by the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC), which are both rated Aaa by Moody's Investors Services. Both FNMA and FHLMC are corporations that were created by Acts of Congress. FNMA and FHLMC guarantee the principal balance of their securities. FNMA guarantees timely payment of principal and interest.

     One of the risks associated with MBS is the timing of principal payments on the mortgages underlying the securities. The principal an investor receives depends upon amortization schedules and the termination pattern (resulting from prepayments or defaults) of the individual mortgages included in the underlying pool of mortgages. The principal is guaranteed but the yield and cash flow can vary depending on the timing of the repayment of the principal balance. Securities that have an amortized cost greater than par, which are backed by mortgages that repay faster (or slower) than expected, will incur a decrease (or increase) in yield. Those securities that have an amortized cost lower than par that repay faster (or slower) than expected will generate an increase (or decrease) in yield. The degree to which a security is susceptible to changes in yield is influenced by the difference between its amortized cost and par, the relative sensitivity to repayment of the underlying mortgages backing the securities in a changing interest rate environment, and the repayment priority of the securities in the overall securitization structure. The Company attempts to limit repayment risk by purchasing MBS whose costs are below or do not significantly exceed par, and by primarily purchasing structured securities with repayment protection to provide a more certain cash flow to the investor. There are various types of bonds that may comprise a MBS and they can have differing interest rates and maturities, as well as priorities to the cash flows of the underlying mortgages or assets. MBS with sinking fund schedules are known as Planned Amortization Classes (PAC) and Targeted Amortization Classes (TAC). The structures of PACs and TACs attempt to increase the certainty of the timing of prepayment and thereby minimize the prepayment and interest rate risk.


     MBS, as well as callable bonds, have a greater sensitivity to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment. This is primarily due to the ability and the incentive of the payor to prepay the principal or the issuer to call the bond in a declining interest rate scenario. NAICC's MBS by type of instrument are as follows (in thousands):

                                             2001                    2000
                                   ---------------------------------------------
                                    AMORTIZED    PERCENT     Amortized  Percent
                                      COST       OF TOTAL       Cost    of Total
- ------------------------------------------------------------------------------
Non-PAC/TAC .....................    $16,116        52%       $19,774       53%
PAC/TAC .........................     15,140        48%        17,818       47%
                                   ---------------------------------------------
                                     $31,256       100%       $37,592      100%
                                   =============================================

     The following table provides information about the Company's fixed maturity investments at December 31, 2001 that are sensitive to changes in interest rates. The table presents expected cash flows of principal amounts and related weighted average interest rate by expected maturity dates. The expected maturity date for other than mortgage-backed securities is the earlier of call date or maturity date, and for mortgage-backed securities is based on expected payment patterns. Actual cash flows could differ, and potentially materially differ from expected amounts considering the weighting of the Company's portfolio towards mortgage-backed securities.


(IN THOUSANDS)            2002      2003      2004     2005     2006   after   Total
- -------------------------------------------------------------------------------------
U.S. Government/Agency  $ 5,250   $ 1,955  $ 3,528   $2,500   $4,945  $ 2,685 $ 20,863
  Average interest rate   7.82%     6.83%    5.62%    7.46%    5.37%    6.29%
Mortgage-backed           4,552     3,231    2,451    3,167    3,234   14,601   31,236
  Average interest rate   6.87%     6.98%    6.93%    6.98%    6.76%    6.66%
Corporates (AAA to A)     1,835     7,500   12,875    7,575    5,502    4,307   39,594
  Average interest rate   7.08%     6.16%    6.10%    6.22%    5.22%    6.15%
Corporates (BBB to B)     1,200     1,175      648                     66,493   69,516
  Average interest rate   7.08%     7.28%    5.63%                     10.18%
                       ----------------------------------------------------------------
Total                   $12,837   $13,861  $19,502  $13,242   13,681  $88,086 $161,209
                       ================================================================

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


Management believes that the interest and prepayment risks generally inherent in the Company's fixed maturity portfolio are not significant at December 31, 2001.

RISKS RELATED TO EQUITY SECURITIES

     The Company classifies all of its equity securities, including the foreign exchange listed component, in the reporting category: "available for sale." These securities are marked to the market at the closing U.S. dollar denominated price on the various exchanges and over-the-counter pricing systems.

     Since the portfolio includes both domestic and foreign securities, the portfolio is subject to foreign currency risk. Foreign currency risk is the sensitivity to exchange rate fluctuations of the market value and investment income related to foreign denominated financial instruments. At December 31, 2001, NAICC held approximately $10.3 million of yen denominated equity securities. See Note 6 of the Notes to Consolidated Financial Statements.

     Equity price risk is the potential loss arising from changes in the value of equity securities. Typically, equity securities have more price volatility than medium term investment grade fixed maturity instruments.

CERTAIN RISKS AND UNCERTAINTIES RELATING TO CRITICAL ACCOUNTING POLICIES

     The Company's financial statements disclose in footnotes its significant accounting policies. Certain of these policies are critical to the portrayal of the Company's financial condition and results of operations since they require management to establish estimates based on complex and subjective judgments, often including the interplay of specific uncertainties with related accounting policies including loss reserves and valuation of investments, which are further described below:

Unpaid Loss and Loss Adjustment Expenses

     NAICC maintains reserves for losses and loss expenses to cover the estimated liability for unpaid claims, including legal and other fees as well as a portion of our general expenses, for reported and unreported claims incurred as of the end of each accounting period. Reserve estimates do not represent an exact calculation of the liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. Such estimates are based upon estimates for reported losses, historical company and industry experience for development.

     The ultimate cost of claims is difficult to predict for several reasons. The variables described above are affected by both internal and external events, such as changes in rates of inflation and the legal environment, which has created forecasting complications. Court decisions may dramatically increase liability in the time between the dates on which a claim is reported and its resolution. Punitive damage awards have grown in frequency and magnitude. The courts have imposed increasing obligations on insurance companies to defend policyholders. As a result, the frequency and severity of claims have grown rapidly and unpredictably.

     NAICC has claims for environmental clean-up against policies issued prior to 1970. The unpaid loss and loss adjustment expenses related to environmental cleanup is established considering facts currently known and the current state of the law and coverage litigation.

     Due to the factors discussed above and others, the process used in estimating unpaid losses and loss adjustment expenses cannot provide an exact result. The Company's results of operations for each of the past three years have been adversely affected by development related to prior years of 7,646, 5,254 and 2,491 for 2001, 2000 and 1999, respectively.

Investments

     Certain of our investments are in illiquid securities for which the fair value is not readily determinable. Such valuations may differ significantly from the values that would have been used had ready markets existed and the differences could be material. See Note 5 of the Notes to Consolidated Financial Statements.

AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 2000 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of the assets or liabilities hedged by that instrument to be included in income. The Company adopted FAS 133 on January 1, 2001 and such adoption did not have a material effect on the Company's results of operations or financial condition.


     In September 2000, the FASB issued FAS Statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FAS 125)" ("FAS 140"). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement requires the Company to reclassify certain financial assets pledged as collateral and to disclose certain information about its collateral activities. The Company has implemented FAS 140 as of December 31, 2000. There was no impact on the financial results of the Company other than the reclassification and/or disclosure about certain financial assets pledged or accepted as collateral.

     Effective January 1, 2001, NAICC was required to record its statutory amounts pursuant to the Accounting Practices and Procedures Manual issued by the National Association of Insurance Commissioners ("SSAPs"). The effect of adoption of the SSAPs did not have a material effect on NAICC's statutory surplus.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 is effective beginning January 1, 2002. The Company is currently evaluating the impact of the adoption of SFAS No. 142.

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

     In October 2001, the FASB issued Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of SFAS No. 144.

ECONOMIC CONDITIONS

     The operating results of a property and casualty insurer are influenced by a variety of factors including general economic conditions, competition, regulation of insurance rates, weather, and frequency and severity of losses. The markets in which NAICC operates have experienced long periods of rate inadequacy coupled with increased competition. The general economic conditions in California, where NAICC writes approximately 59 percent of its current business, are currently competitive.

     The competition, rate regulation and loss experience in the California automobile markets are currently such that NAICC believes it is able to write its premium volume in its remaining lines profitably. As part of Proposition 103, the California Department of Insurance issued new regulations for private passenger automobile rates requiring that the three mandatory rating factors of
(1) driving safety record, (2) number of miles driven annually, and (3) years of driving experience have the first, second and third greatest weights, respectively. Geographic location and other characteristics may still be used as optional rating factors; however, the combined weight of all such optional rating factors may not be greater than the third mandatory rating factor of years of driving experience. Previously, insurers could use geographic location as the primary rating factor. NAICC has made the appropriate modifications to its rating plans in order to comply with the latest regulations. However, the competition, rate regulation and loss experience in the non-California automobile markets are currently such that NAICC is not able to write in those states profitably, and as a result has exited those markets.

     The California workers' compensation market, where NAICC had historically written a significant amount of its premium, continues to be very price competitive. Workers' compensation premium volume in 2001, prior to the decision to exit the market, decreased slightly as competitors have begun to raise rates during 2001. Despite current rate increases, the Company believes that competitors continue to price policies at rates well below a level necessary to achieve an underwriting profit. Coupled with an industry-wide increase in adverse loss experience, NAICC believes that its decision to exit the workers' compensation line is mandated by economic conditions.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     As noted above, the foregoing discussion and the Notes to Consolidated Financial Statements may include forward-looking statements that involve risks and uncertainties. In addition to other factors and matters discussed elsewhere herein, some of the important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

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

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           ---------------------------


                                                    For the years ended December 31,
                                                  -------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)      2001            2000            1999

REVENUES:
- -------------------------------------------------------------------------------------
  Gross premiums earned...................      $90,767        $73,888        $63,710
  Ceded premiums earned...................       (8,913)        (6,854)        (9,670)
                                                 --------------------------------------
  Net premiums earned.....................       81,854         67,034         54,040
  Net investment income...................        9,448          9,326          7,777
  Net realized investment gains (losses)..        1,558          8,765           (152)
  Gain on reinsurance treaty rescission...           --             --          8,317
  Other income............................        1,242          1,112          1,176
                                                 --------------------------------------
    TOTAL REVENUES........................       94,102         86,237         71,158

LOSSES AND EXPENSES:
  Gross losses and loss adjustment expenses      78,295         71,524         57,610
  Ceded losses and loss adjustment expenses      (1,801)       (11,001)       (11,818)
                                                 ---------------------------------------
  Net losses and loss adjustment expenses        76,494         60,523         45,792
  Policyholder dividends..................          (81)          (145)         2,217
  Policy acquisition expenses.............       20,795         16,436         13,864
  General and administrative expenses.....       11,155          8,259          7,989
                                                 --------------------------------------
    TOTAL LOSSES AND EXPENSES.............      108,363         85,073         69,862
                                                 --------------------------------------
Income (loss) before provision for income tax   (14,261)         1,164          1,296
Income tax provision......................           73            134             41
                                                 ======================================
NET INCOME (LOSS).........................     $(14,334)       $ 1,030        $ 1,255
                                                 ======================================
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

Basic.................................. ..      $ (0.74)       $  0.06        $  0.08
Diluted...................................      $ (0.74)       $  0.05        $  0.07

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           ---------------------------


                                                                                      December 31,
                                                                               -----------------------
(IN THOUSANDS, EXCEPT SHARE INFORMATION)                                          2001            2000
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS:

  Fixed maturities at fair value (Cost: $130,397 and $123,667).............     $136,387        123,213
  Equity securities at fair value (Cost: $12,416 and $25,064)..............       12,125         24,454
  Short term investments, at cost which approximates fair value............        8,691          6,463
                                                                                -----------------------
      TOTAL INVESTMENTS....................................................      157,203        154,130
  Cash.....................................................................        9,175          6,082
  Accrued investment income................................................        1,548          1,782
  Premiums and fees receivable, net of allowances of $1,431 and $588.......       14,876         15,555
  Reinsurance recoverable on paid losses, net of allowances of $636 and $623       2,142          4,020
  Reinsurance recoverable on unpaid losses, net of allowances of $118 and $101    17,733         20,641
  Prepaid reinsurance premiums...............................................      2,078          2,629
  Property and equipment, net of accumulated depreciation of $9,790 and $8,748       957          1,325
  Deferred acquisition costs...............................................        2,209          3,665
  Other assets.............................................................          950          1,000
                                                                                -----------------------
      TOTAL ASSETS.........................................................     $208,871       $210,829
                                                                                =======================

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Unpaid losses and loss adjustment expenses...............................     $105,745       $100,030
  Unearned premiums........................................................       21,117         23,207
  Policyholder dividends...................................................           --            364
  Reinsurance premiums payable.............................................          763          1,630
  Funds withheld on ceded reinsurance......................................        1,666          1,666
  Payable for securities sold but not yet purchased at fair value
  (Proceeds: $2,264).......................................................        2,247             --
  Other liabilities........................................................        2,870          2,602
                                                                                -----------------------
      TOTAL LIABILITIES....................................................      134,408        129,499

  Preferred Stock ($0.10 par value; authorized 10,000,000 shares;
    none issued and outstanding)...........................................           --             --
  Common Stock ($0.10 par value; authorized 150,000,000 shares and
    100,000,000;issued 19,516,694 shares and 19,306,694 shares;
    outstanding 19,505,952 shares and 19,295,954 shares)...................        1,952          1,931
  Additional paid-in capital...............................................       63,115         62,449
  Retained earnings........................................................        3,746         18,080
  Accumulated other comprehensive income (loss)............................        5,716         (1,064)
  Treasury stock (Cost of 10,742 shares and 10,740 shares).................          (66)           (66)
                                                                                -----------------------
      TOTAL STOCKHOLDERS' EQUITY...........................................       74,463         81,330
                                                                                -----------------------
Commitments and contingencies

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................     $208,871       $210,829
                                                                                =======================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                           ---------------------------


                                                                  For the years ended December 31,
                                           -----------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                 2001                 2000                  1999
- ---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
  Balance, beginning of year....................   $ 1,931               $ 1,849               $ 1,559
  Exercise of options to purchase Common Stock..        21                    --                    --
  Issuance of Common Stock.....................         --                    82                   290
                                                 ---------             ---------             ---------
  Balance, end of year.........................      1,952                 1,931                 1,849
                                                 ---------             ---------             ---------
ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of year..................      62,449                59,491                46,673
  Exercise of options to purchase Common Stock..       609                    --                    --
  Modification of Common Stock options..........        57                    --                    --
  Issuance of Common Stock....................          --                 2,958                12,818
                                                 ---------             ---------             ---------
  Balance, end of year........................      63,115                62,449                59,491
                                                 ---------             ---------             ---------
RETAINED EARNINGS
  Balance, beginning of year...................     18,080                17,050                15,795
  Net income (loss)............................    (14,334) (14,334)       1,030   $1,030        1,255    $1,255
                                                 ---------   ------    ---------   ------    ---------    ------
  Balance, end of year.......................        3,746                18,080                17,050
                                                 ---------             ---------             ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance, beginning of year..................      (1,064)               (2,098)                 (688)
  Net unrealized gain (loss) on available-
    for-sale securities $6,780, $1,034,and
    $(1,410) pre-tax, in 2001, 2000, and
    1999 respectively)(1)..................                   6,780                 1,034                (1,410)
                                                              ------               ------                -------
  Other comprehensive income (loss).........         6,780    6,780        1,034    1,034       (1,410)  (1,410)
                                                 ---------    ------   ---------   ------    ---------   -------
  Total comprehensive income (loss)                         $(7,554)               $2,064                $ (155)
                                                              ======               =======               =======

  Balance, end of year......................         5,716                (1,064)               (2,098)
                                                  ---------            ---------             ---------
TREASURY STOCK
  Balance, beginning and end of year........           (66)                  (66)                  (66)
                                                  ---------            ---------             ---------
      Total stockholders' equity.............     $ 74,463             $  81,330             $  76,226
                                                  =========            =========             =========

- -------------------------------------------------------------------------------------------------------------
COMMON STOCK, SHARES
  Balance, beginning of year.................   19,306,694            18,486,994            15,586,994
  Exercise of options to purchase Common Stock     210,000                    --                    --
  Issuance of Common Stock...................           --               819,700             2,900,000
                                                ----------            ----------            ----------
  Balance, end of year.......................   19,516,694            19,306,694            18,486,994
                                                ==========            ==========            ==========
TREASURY STOCK, SHARES
  Balance, beginning of year.................       10,740                10,729                10,718
  Purchased during year......................            2                    11                    11
                                                ----------            ----------            ----------
  Balance, end of year.......................       10,742                10,740                10,729
                                                ==========            ==========            ==========

- ----------
(1)  Disclosure of reclassification amount

                                                  2001        2000        1999
                                                -------     -------     -------
  Unrealized holding gains (losses)
    Arising during the period                   $ 8,338    $  9,799    $ (1,562)
  Less: reclassification adjustment
    for net (gains) losses included
       in net income                             (1,558)     (8,765)        152
                                                -------     -------     -------
Net unrealized gains (losses) on securities     $ 6,780     $ 1,034    $ (1,410)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the years ended December 31,
                                                                        ---------------------------------------
(IN THOUSANDS)                                                              2001          2000           1999
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations............................  $(14,334)       $ 1,030       $  1,255
  Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
      Net realized investment (gains) losses..........................    (1,558)        (8,765)           152
      Depreciation and amortization...................................     1,601            384            654
      Change in accrued investment income.............................       234           (283)           (72)
      Change in premiums and fees receivable..........................       679         (3,936)        (1,647)
      Change in reinsurance recoverables..............................     1,878          2,040          1,654
      Change in reinsurance recoverable on unpaid losses .............     2,908         (5,013)         2,559
      Change in prepaid reinsurance premiums..........................       551           (862)           (99)
      Change in deferred acquisition costs............................     1,456         (1,143)          (141)
      Change in unpaid losses and loss adjustment expenses............     5,715          5,096           (719)
      Change in unearned premiums.....................................    (2,090)         6,968          2,534
      Change in policyholder dividends payable........................      (364)          (450)           633
      Change in reinsurance payables and funds withheld...............      (867)           683           (972)
      Change in receivable on reinsurance treaty rescission...........        --         11,459        (11,459)
      Other, net......................................................      (557)          (564)          (810)
                                                                        ---------------------------------------
        Net cash (used in) provided by operating activities...........    (4,748)         6,644         (6,478)
                                                                        ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales:
    Fixed income maturities available-for-sale........................    12,634         16,656            741
    Equity securities.................................................    19,570         26,735             --
  Investments, matured or called:
    Fixed income maturities available-for-sale........................    29,599         21,829         29,995
  Investments purchased:
    Fixed income maturities available-for-sale........................   (46,450)       (48,077)       (32,255)
    Equity securities.................................................    (5,712)       (22,462)          (560)
  Purchases of property and equipment.................................      (259)          (159)          (370)

                                                                        ---------------------------------------
        Net cash provided by (used in) investing activities...........     9,382        (5,478)         (2,449)
                                                                        ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options to purchase Common Stock..........       630             --             --
  Proceeds from issuance of Common Stock..............................        --          3,040         13,109
  Modification of Common Stock options................................        57             --             --
                                                                        ---------------------------------------
        Net cash provided by financing activities.....................       687          3,040         13,109
                                                                        ---------------------------------------
Net increase in cash and short term investments........................    5,321          4,206          4,182
Cash and short term investments at beginning of year...................   12,545          8,339          4,157
                                                                        ---------------------------------------
Cash and short term investments at end of year..........................$ 17,866         12,545          8,339
                                                                        =======================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------
                        DECEMBER 31, 2001, 2000, AND 1999

1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORMATION AND ORGANIZATION

     Danielson Holding Corporation ("DHC") is a holding company organized under the General Corporation Law of the State of Delaware. DHC owns all of the voting stock of Danielson Indemnity Company ("DIND"). DIND owns 100 percent of the common stock of National American Insurance Company of California, DHC's principal operating insurance subsidiary, which owns 100 percent of the common stock of Danielson Insurance Company, Danielson National Insurance Company, and Valor Insurance Company, Incorporated ("Valor") (National American Insurance Company of California and its subsidiaries being collectively referred to as "NAICC").

     The operations of NAICC are in property and casualty insurance. NAICC writes non-standard and preferred private passenger and commercial automobile, homeowners' and workers compensation insurance in the western United States, primarily California. NAICC writes approximately 59 percent of its insurance in California and 13 percent of its insurance in Montana. For the years ended December 31, 2001, 2000 and 1999, personal lines direct written premiums, representing 16 percent, 28 percent and 36 percent, respectively, of total direct written premiums, were produced through two general agents of NAICC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements of DHC and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. All material transactions among consolidated companies have been eliminated. Certain prior year amounts have been reclassified to conform with the current year's financial statement presentation.

B. INVESTMENTS

     The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale or held- to-maturity. Securities that are classified as "trading" are bought and held principally to sell in the near term. Securities which are classified as "held-to-maturity" are securities which the Company has the ability and intent to hold until maturity. All other securities, which are not classified as either trading or held-to-maturity, are classified as "available-for-sale."

     Fixed maturities classified as available-for-sale are recorded at fair value. Fixed maturities classified as held-to-maturity are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Amortization and accretion of premiums and discounts on collateralized mortgage obligations are adjusted for principal paydowns and changes in expected maturities. Net unrealized gains or losses on fixed maturities classified as available-for-sale are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity until realized. No deferred tax liability has been provided for unrealized appreciation due to the anticipated availability of the Company's net operating tax loss carryforwards, and other various deferred tax assets.

     A decline in the market value of any security below cost which is deemed to be other than temporary is charged to earnings, resulting in the establishment of a new cost basis for such security.

     Premiums and discounts of fixed maturities are amortized or accreted based on the effective interest method. Dividend and interest income are recognized when earned. The cost of securities sold is determined using the specific identification method.

     Equity securities are stated at fair value, and any increase or decrease from cost is reported as accumulated other comprehensive income (loss) in stockholders' equity as unrealized gain or loss.

     Short term investments are stated at cost which approximates fair value. Investments having an original maturity of three months or less from the time of purchase have been classified as "short term investments."

C. REVENUE RECOGNITION

     Earned premium income is recognized ratably over the contract period of an insurance policy. A liability is established for unearned insurance premiums representing the portion of premiums received that is applicable to the unexpired terms of policies in force. Premiums earned include an estimate for earned but unbilled workers' compensation premiums. Workers' compensation premiums earned but unbilled and included in premiums receivable were $397,000 and $1.2 million at December 31, 2001 and 2000, respectively. The Company estimates its earned but unbilled workers' compensation premium based on past history of additional premiums billed as a result of payroll audits. Payroll audits are conducted between 30 and 60 days after the coverage period. The decrease in earned but unbilled premiums reflects the decision to exit the workers' compensation business during 2001.

D. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Unpaid losses and loss adjustment expenses ("LAE") are based on estimates of reported losses, historical Company experience of losses reported by reinsured companies for insurance assumed from such insurers, and estimates based on historical Company and industry experience for unreported claims. Management believes that the provisions for unpaid losses and LAE are adequate to cover the cost of losses and LAE incurred to date. However, such liability is, by necessity, based upon estimates, which may change in the near term, and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates.

E. REINSURANCE

     In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events which cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

     The Company accounts for its reinsurance contracts which provide indemnification by reducing premiums earned by the amounts paid to the reinsurer and establishing recoverable amounts for paid and unpaid losses and LAE ceded to the reinsurer. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Contracts pursuant to which it is not reasonably possible that the reinsurer may realize a significant loss from the insurance risk generally do not meet conditions for reinsurance accounting and are accounted for as deposits. For the years ended December 31, 2001 and 2000, the Company had no reinsurance contracts which were accounted for as deposits.

F. DEFERRED ACQUISITION COSTS

     Deferred acquisition costs, consisting principally of commissions and premium taxes paid at the time of issuance of a policy, are deferred and amortized over the period during which the related premiums are earned. Deferred acquisition costs are limited to the estimated future profit, based on the anticipated losses and LAE (based on historical experience), maintenance costs, policyholder dividends, and anticipated investment income. The amortization of deferred acquisition costs charged to operations in 2001, 2000 and 1999 was $16.2 million, $12.2 million and $10.1 million, respectively.

G. POLICYHOLDER DIVIDENDS

     Policyholder dividends represent management's estimate of amounts to be paid on participating policies which share in positive underwriting results, based on the type of policy plan. Participating policies represent approximately
1.0 percent, 2.7 percent and 6.1 percent of workers' compensation direct written premiums for the years ended December 31, 2001, 2000 and 1999, respectively. An estimated provision for policyholder dividends is accrued during the period in which the related premium is earned. These estimated dividends do not become legal liabilities unless and until declared by the Board of Directors of NAICC. No dividends were declared and unpaid as of December 31, 2001.

H. PROPERTY AND EQUIPMENT

     Property and equipment, which include data processing hardware and software and leasehold improvements, are carried at historical cost less accumulated depreciation. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the assets or over the term of the leases, whichever is shorter. The useful lives of all property and equipment range from three to 12 years.

I. INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis thereof. Deferred tax assets and liabilities are measured using enacted tax rates which are expected to apply to taxable income in the years in which those temporary differences are anticipated to be recovered or settled, and are limited, through a valuation allowance, to the amount estimated to be realizable.

J. PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock") outstanding during each year. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 18,841,925 and 16,793,873, for the years ended December 31, 2000 and 1999, respectively. Average shares for 2001 are not included as amounts are anti-dilutive. Basic earnings per share and loss per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options. Such average shares outstanding were 19,465,104, 18,482,980 and 16,356,821, for the years ended December 31, 2001, 2000 and 1999, respectively.

K. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's cash and short term investments approximate fair value because of the short term maturity of those investments. The fair values of the Company's debt security instruments and equity security investments are based on quoted market prices as of December 31, 2001. The fair value of all other financial instruments approximates their respective carrying value.

L. USE OF ESTIMATES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Therefore, actual results could differ from such estimates.

M. STOCK INCENTIVE COMPENSATION PLANS

     The Company measures stock-based compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion 25. Accordingly, the Company discloses pro forma net income and earnings per share as if the fair value based method of accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" had been applied.

N. AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 2000 and establishes standards for the reporting for derivative instruments. It requires changes in the fair value of a derivative instrument and the changes in fair value of the assets or liabilities hedged by that instrument to be included in income. The Company adopted FAS 133 on January 1, 2001 and such adoption did not have a material effect on the Company's results of operations or financial condition.

     In September 2000, the FASB issued FAS Statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FAS 125)" ("FAS 140"). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement requires the Company to reclassify certain financial assets pledged as collateral and to disclose certain information about its collateral activities. The Company has implemented FAS 140 as of December 31, 2000. There was no impact on the financial results of the Company other than the reclassification and/or disclosure about certain financial assets pledged or accepted as collateral.

     Effective January 1, 2001, NAICC was required to record its statutory amounts pursuant to the Accounting Practices and Procedures Manual issued by the National Association of Insurance Commissioners ("SSAPs"). The effect of adoption of the SSAPs did not have a material effect on NAICC's statutory surplus.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 is effective beginning January 1, 2002. The Company is currently evaluating the impact of the adoption of SFAS No. 142.

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

     In October 2001, the FASB issued Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of SFAS No. 144.

2) REINSURANCE

     Reinsurance is the transfer of risk, by contract, from one insurance company to another for consideration (premium). Reinsurance contracts do not relieve an insurance company of its obligations to policyholders. The failure of reinsurers to honor their obligations could result in losses to NAICC;
consequently,   allowances  are   established   for  amounts  which  are  deemed
uncollectable. NAICC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

     NAICC has reinsurance under both excess of loss and quota share treaties. NAICC cedes reinsurance on an excess of loss basis for workers' compensation risks in excess of $500,000 prior to April 2000 and $200,000 thereafter. Beginning in May 2001, NAICC retained 50 percent of the loss between $200,000 and $500,000. For risks other than worker's compensation NAICC cedes reinsurance on an excess of loss basis for risks in excess of $250,000. Effective January 1, 1999, the private passenger automobile quota share ceded percentage was reduced from 25 percent to 10 percent. The effect of reinsurance on premiums written reflected in the Company's Consolidated Financial Statements is as follows (dollars in thousands):


                                           For the years ended December 31,
                                     ------------------------------------------
                                         2001            2000             1999
- ------------------------------------------------------------------------------
Direct ...........................   $ 88,716         $ 80,856         $ 66,375
Ceded ............................     (8,361)          (7,715)          (9,770)
                                     ------------------------------------------
Net premium ......................   $ 80,355         $ 73,141         $ 56,605
                                     ==========================================


     In November 1999, NAICC paid $2.1 million in losses relating to a settlement on an environmental claim filed by Hughes Aircraft (the Hughes-Tucson II Claim). The Hughes-Tucson II Claim also alleged that environmental damage occurred continuously over a period of many years. NAICC assumed certain policyholder obligations of a general liability policy issued to Hughes Aircraft for a portion of those years. The Hughes-Tucson II Claim liability is reinsured under various contracts involving numerous reinsurance companies under which NAICC ceded $3.9 million, which includes loss adjustment expenses not previously ceded of $2.1 million. During 2000 and 2001, NAICC collected approximately $2.7 million and $0.5 million, respectively, as settlement on the Hughes-Tucson II claim from almost all the participants. At this time the reinsurers have not disputed the submission of amounts ceded and no proceedings are in progress. NAICC believes that the ultimate disposition of the Hughes-Tucson II Claim will not have a material adverse impact on the financial condition of the Company.

     In February 2000, NAICC paid $1 million in losses relating to settlement on an environmental claim filed by Public Service of Indiana (PSI Claim). The PSI Claim alleged that environmental claim damage occurred continuously over a period of many years. NAICC assumed certain policyholder obligations of a general liability policy issued to PSI for a portion of those years. The PSI Claim liability is reinsured under various contracts involving numerous reinsurance companies under which NAICC ceded $1.2 million, which includes loss adjustment expenses not previously ceded of $295,000. During 2001, NAICC collected approximately $0.7 million as settlement on the PSI Claim from almost all the participants. At this time reinsurers have not disputed the unpaid amount ceded in the submission, and no proceedings are in progress. NAICC believes that the ultimate dispositon of the PSI Claim will not have a material adverse impact on the financial condition of the Company.

     As of December 31, 2001, General Reinsurance Corporation ("GRC") and Mitsui Marine & Fire Insurance Company, Ltd. ("MMF") were the only reinsurers that comprised more than 10 percent of NAICC's reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. At December 31, 2001, NAICC had reinsurance recoverables on paid and unpaid claims of $8.7 million and $2.5 million from GRC and MMF, respectively. Both GRC and MMF have an A.M. Best rating of A+ or better. The unsecured balance from MMF is approximately $1.4 million.

     In January 1999, NAICC entered into a workers' compensation reinsurance agreement with Reliance Insurance Company ("Reliance Agreement") with a term of two years. The Reliance Agreement provided excess of loss coverage down to $10,000 and a 20 percent quota share below the excess retention resulting in a maximum net loss to NAICC of $18,000 per claim. In the fourth quarter of 1999, NAICC executed an agreement to rescind the Reliance Agreement retroactive to its effective date. The terms of the rescission included the return of amounts paid during the nine month period the Reliance Agreement was active plus a settlement fee of $8.0 million paid by Reliance to eliminate further obligations under the contract. When considering Reliance's settlement offer, management looked at several factors: (1) the projected premium and losses for 2000, (2) the negative press Reliance was beginning to receive in the summer of 1999 regarding certain underwriting pools, and, most importantly, (3) the potential for future credit risk of Reliance if the offer was rejected. NAICC recognized a gain of $8,317,000 in the fourth quarter of 1999 as a result of this rescission. The gain represented the difference between the proceeds received of $11.5 million and the reinsurance recoverable balances due from Reliance at September 30, 1999. The results of operations include ceded premiums of $3,875,000, net of ceding commissions, and $417,000 of paid losses and loss adjustment expenses during the nine months the agreement was active.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------
                        DECEMBER 31, 2001, 2000, AND 1999
                                   (CONTINUED)


3)   UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The following chart summarizes the activity in NAICC's liability for unpaid losses and LAE during the three most recent fiscal years (dollars in thousands):

                                             For the years ended December 31,

                                             2001          2000           1999
- ------------------------------------------------------------------------------
Net unpaid losses and
  LAE at January 1 ....................   $ 79,389      $ 79,306       $ 77,466

Incurred related to:
  Current year ........................     68,848        55,269         43,301
  Prior years .........................      7,646         5,254          2,491
                                          --------------------------------------
Total incurred ........................     76,494        60,523         45,792
                                          --------------------------------------
Paid related to:
  Current year ........................    (28,632)      (26,147)       (16,527)
  Prior years .........................    (39,239)      (34,293)       (27,425)
                                          --------------------------------------
Total paid ............................    (67,871)      (60,440)       (43,952)
                                          --------------------------------------
Net unpaid losses and
  LAE at December 31 ..................     88,012        79,389         79,306
Plus: reinsurance
  recoverables ........................     17,733        20,641         15,628
                                          --------------------------------------
Gross unpaid losses and
  LAE at December 31 ..................   $105,745      $100,030       $ 94,934
                                          ======================================

     The losses and LAE incurred during 2001 related to prior years is attributable to adverse development on both the California workers' compensation line totalling $4.4 million and certain private passenger automobile programs. All of the workers' compensation lines and the private passenger automobile programs that caused higher than expected losses and increasingly unfavorable loss history were placed in run-off during 2001.

     The losses and LAE incurred during 2000 related to prior years is attributable to adverse developments on the commercial automobile lines and certain lines in run-off. The losses and LAE incured during 1999 related to prior years is primarily attributable to adverse development in the California workers' compensation line. NAICC increased its bulk unpaid liabilities as it has become evident that the loss costs associated with these claims would be greater than previously anticipated.

     NAICC has claims for environmental clean-up against policies issued prior to 1980 and which are currently in run-off. The principal exposure from these claims arises from direct excess and primary policies of businesses in run-off, the obligations of which were assumed by NAICC. These excess and primary claims are relatively few in number and have policy limits of between $50,000 and $1,000,000, with reinsurance generally above $50,000. NAICC also has environmental claims primarily associated with participation in excess of loss reinsurance contracts assumed by NAICC. These reinsurance contracts have relatively low limits, generally less than $25,000, and estimates of unpaid losses are based on information provided by the primary insurance company.

     The unpaid losses and LAE related to environmental cleanup is established based upon facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Liabilities for unknown claims and development of reported claims are included in NAICC's unpaid losses. The liability for the development of reported claims is based on estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that NAICC's exposure could be materially in excess of amounts which are currently recorded. Management does not expect that liabilitiies associated with these types of claims will result in a material adverse effect on the future liquidity or financial position of NAICC. However, claims such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed or even materially exceed such estimates. As of December 31, 2001 and 2000, NAICC's net unpaid losses and LAE relating to environmental claims were approximately $7.6 million and $7.6 million, respectively.

4)   REGULATION, DIVIDEND RESTRICTIONS AND STATUTORY SURPLUS

     DHC's insurance subsidiaries are regulated by various states. For regulatory purposes, separate financial statements which are prepared in accordance with statutory accounting principles are filed with these states. NAICC prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance (the "CDI"). Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (the Association"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company has not applied any permitted accounting practices in its statutory financial statements. As of December 31, 2001 and 2000, DHC's operating insurance subsidiaries had statutory capital and surplus of $36.6 million and $50.4 million, respectively. The combined statutory net income (loss) for DHC's operating insurance subsidiaries, as reported to the regulatory authorities for the years ended December 31, 2001, 2000 and 1999, was $(10.7) million, $0.6 million and $2.5 million, respectively. The CDI has examined the statutory basis financial statements of NAICC through December 31, 1998. No adjustments were proposed to the statutory basis financial statements of NAICC or its subsidiaries. The CDI is scheduled to perform an examination of the statutory basis financial statements through December 31, 2001 during 2002. The Montana Department of Insurance has completed its examination of the statutory basis financial statements of Valor though December 31, 1999. As a result of that examination Valor's surplus was reduced by $197,000 during 2000.

     In December 1993, the Association adopted a model for determining the risk-based capital ("RBC") requirements for property and casualty insurance companies. Under the RBC model, property and casualty insurance companies are required to report their RBC ratios based on their latest statutory annual statements as filed with the regulatory authorities. NAICC has calculated its RBC requirement under the Association's model, and has capital in excess of any regulatory action or reporting level.

     Insurance   companies  are  subject  to  insurance  laws  and   regulations
established by the states in which they transact business. The agencies established pursuant to these state laws have broad administrative and supervisory powers relating to the granting and revocation of licenses to transact insurance business, regulation of trade practices, establishment of guaranty associations, licensing of agents, approval of policy forms, premium rate filing requirements, reserve requirements, the form and content of required regulatory financial statements, periodic examinations of insurers' records, capital and surplus requirements and the maximum concentrations of certain classes of investments. Most states also have enacted legislation regulating insurance holding company systems, including with respect to acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. DHC and its insurance subsidiaries have registered as a holding company system pursuant to such legislation in California and routinely report to other jurisdictions. The Association has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of RBC requirements. It is not possible to predict the impact of future state and federal regulation on the operations of the Company. Effective January 1, 2001 the Association's codified statutory accounting principles ("SAP") has been adopted by all U.S. insurance companies. The purpose of such codification is to provide a comprehensive basis of accounting and reporting to insurance departments. Although codification is expected to be the foundation of a state's statutory accounting practice, it may be subject to modification by practices prescribed or permitted by a state's insurance commissioner. Therefore, statutory financial statements will continue to be prepared on the basis of accounting practices prescribed or permitted by the insurance department of the state of domicile. The Company has determined that the application of the codification did not have a material impact on the statutory capital of its insurance subsidiaries upon adoption.

     Under the California Insurance Code, NAICC is prohibited from paying, other than from accumulated earned surplus, shareholder dividends which exceed the greater of net income or ten percent of statutory surplus without prior approval of the Insurance Department. During 2000, NAICC paid an ordinary dividend of $1,500,000 to DHC from NAICC's accumulated surplus within the limits specified under the California Insurance Code. As of December 31, 2001, NAICC did not have sufficient accumulated earned surplus, as defined by the CDI, to pay further ordinary dividends.

5)   INVESTMENTS

     The cost or amortized cost, unrealized gains, unrealized losses and fair value of the Company's investments at December 31, 2001 and 2000, categorized by type of security, were as follows (dollars in thousands):

                                                  DECEMBER 31, 2001
                                    --------------------------------------------
                                      COST OR
                                     AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                       COST        GAIN        LOSS       VALUE
--------------------------------------------------------------------------------
Fixed maturities:
  U.S. Government/
  Agency .........................  $ 21,283     $  983     $   27     $ 22,239
  Mortgage-backed ................    31,256        768          8       32,016
  Corporate ......................    77,858      4,446        172       82,132
                                    --------     ------     ------     --------
      Total fixed

        maturities ...............   130,397      6,197        207      136,387
                                    --------     ------     ------     --------
Equity securities ................    12,416      2,055      2,346       12,125
                                    --------     ------     ------     --------
Total available-for-sale .........  $142,813     $8,252     $2,553     $148,512
                                    --------     ------     ------     --------
Securities sold but not yet
  purchased.......................    (2,264)        17         --       (2,247)
                                    --------     ------     ------     --------
Total Investments................   $140,549     $8,269     $2,553     $146,265
                                    ========     ======     ======     ========

                                                December 31, 2000
                                    --------------------------------------------
                                      COST OR
                                     AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                       COST        GAIN        LOSS       VALUE
--------------------------------------------------------------------------------
Fixed maturities:
  U.S. Government/
  Agency .........................  $ 34,167     $  637     $  122     $ 34,682
  Mortgage-backed ................    37,592        214        166       37,640
  Asset-backed ...................     1,967          7         --        1,974
  Corporate ......................    49,941        372      1,396       48,917
                                     --------     ------     ------     --------
      Total fixed

        maturities ...............   123,667      1,230      1,684      123,213
                                     --------     ------     ------     --------
Equity securities ................    25,064      1,520      2,130       24,454
                                     --------     ------     ------     --------
Total available-for-sale .........  $148,731     $2,750     $3,814     $147,667
                                     ========     ======     ======     ========

     Fixed maturities of the Company include mortgage-backed securities ("MBS") representing 23.5 percent and 30.5 percent of the Company's total fixed maturities at December 31, 2001 and 2000, respectively. All MBS held by the Company are issued by the Federal National Mortgage Association ("Fannie

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------
                        DECEMBER 31, 2001, 2000 AND 1999
                                   (CONTINUED)

Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), both of which are rated "Aaa" by Moody's Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment. This is primarily because of payors' increased incentive and ability to prepay principal and issuers' increased incentive to call bonds in a declining interest rate environment. Management does not believe that the inherent prepayment risk in its portfolio is significant. However, management believes that the potential impact of the interest rate risk on the Company's Consolidated Financial Statements could be significant because of the greater sensitivity of the MBS portfolio to market value declines and the classification of the entire portfolio as available-for-sale. The Company has no MBS concentrations in any geographic region.

     The expected maturities of fixed maturity securities, by amortized cost and fair value, at December 31, 2001, are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or prepay their obligations with or without call or prepayment penalties. Expected maturities of mortgage-backed securities are estimated based upon the remaining principal balance, the projected cash flows and the anticipated prepayment rates of each security (dollars in thousands):

                                                          Amortized      Fair
Maturity                                                    Cost         Value
- ------------------------------------------------------------------------------
Available-for-sale:
  One year or less .................................    $ 10,669        $ 10,874
  Over one year to five years ......................      78,705          82,288
  Over five years to ten years .....................      37,308          39,534
  More than ten years ..............................       3,715           3,691
                                                        ------------------------
    Total fixed maturities .........................    $130,397        $136,387
                                                        ========================

     The following reflects the change in net unrealized gain (loss) on available-for-sale securities included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (dollars in thousands):

                                                       For the years ended
                                                           December 31,
                                                --------------------------------
                                                  2001       2000         1999
- ------------------------------------------------------------------------------
Fixed maturities                                $ 6,461     $ 2,346    $ (5,352)
Equity securities                                   319      (1,312)      3,942
                                                --------------------------------
                                                $ 6,780       1,034    $ (1,410)
                                                ================================

     Net realized investment gains (losses) in 2001, 2000, and 1999 were as follows (dollars in thousands):

                                                         For the years ended
                                                            December 31,
                                                     ---------------------------
                                                       2001      2000      1999
- ------------------------------------------------------------------------------
Fixed maturities ................................    $  346    $   43     $   3
Equity securities ...............................     1,212     8,722      (155)
                                                     ---------------------------
 Net realized investment gains (losses) .........    $1,558    $8,765     $(152)
                                                     ===========================

     Gross realized gains relating to fixed maturities were $370,000, $60,000 and $3,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Gross realized losses relating to fixed maturities were $24,000 and $17,000 for the years ended December 31, 2001 and 2000, respectively. There were no gross realized losses relating to fixed maturities for the year ended December 31, 1999 Gross realized gains relating to equity securities were $2,427,000 and $8,734,000 for the years ended December 31, 2001 and 2000, respectively. There were no gross realized gains relating to equity securities for the year ended December 31, 1999. Gross realized losses relating to equity securities were $1,215,000, $12,000 and $155,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

     Net investment income for the past three years was as follows (dollars in thousands):

                                                       For the years ended
                                                           December 31,
                                                --------------------------------
                                                  2001         2000         1999
- ------------------------------------------------------------------------------
Fixed maturities ...........................    $8,724       $8,621       $7,454
Short term investments .....................       302          410          247
Dividend income.............................       154          214          116
Other, net .................................       405          212           61
                                                --------------------------------
  Total investment income ..................     9,585        9,457        7,878
Less: Investment expense ...................       137          131          101
                                                --------------------------------
  Net investment income ....................    $9,448       $9,326       $7,777
                                                ================================

     At December 31, 2001 the Company held $58,493,000 face amount of American Commercial Lines LLC ("ACL") Senior Notes 10.25%, due 6/30/08 at a cost of $30,025,578 and a fair value of $31,951,801, representing 42.9 percent of stockholders' equity. As of December 31, 2001, ACL was in default of its December 31, 2001 interest payment obligation. There were no investments with a carrying value greater than ten percent of stockholders' equity as of December 31, 2000 or 1999.

     In compliance with state insurance laws and regulations, securities with a fair value of approximately $45 million, $44 million and $41 million at December 31, 2001, 2000, and 1999, respectively, were on deposit with various states or governmental regulatory authorities. In addition, at December 31, 2001, 2000, and 1999, respectively, investments with a fair value of $6.6 million, $6.5 million and $6.6 million were held in trust or as collateral under the terms of certain reinsurance treaties and letters of credit.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


6)   FOREIGN CURRENCY TRANSLATION AND FOREIGN INVESTMENTS

     During 1998, NAICC invested approximately $10.3 million in Japanese yen based equity securities. During the second quarter of 1998, NAICC purchased a foreign currency option at a cost of $155,000 to sell Japanese yen at a fixed price on a given date in April 1999. The foreign currency option expired in April 1999, resulting in a realized loss of $155,000. The foreign currency option is considered a derivative instrument. Foreign currency translation gain
(loss) as of December 31, 2001, 2000 and 1999 was $(14,500), $1.1 million and $2 million, respectively.

     Assets and liabilities relating to investments in foreign corporations are translated into U.S. dollars using current exchange rates; revenues and expenses, if any, are translated into U.S. dollars using the average exchange rate for the month when incurred. Translation gains and losses, net of applicable taxes, are excluded from net income and included in net unrealized loss, reported as accumulated other comprehensive income (loss) in stockholders' equity.

7)   STOCKHOLDERS' EQUITY

     On August 12, 1999, pursuant to a Stock Purchase and Sale Agreement with Samstock, L.L.C. ("Samstock"), which agreement was assigned with the
Company's consent by Samstock to its sole member, SZ Investments, L.L.C. ("SZ"), pursuant to an amendment and assignment agreement (such Purchase and Sale Agreement, as amended and assigned, the "Purchase Agreement"), the Company sold to SZ, for consideration of $9 million, 2,000,000 shares of Common Stock and a four year warrant (subject to extension in certain circumstances) to purchase an additional 2,000,000 shares of Common Stock at $4.75 per share. The warrant is subject to two types of downward price adjustments: (1) A pro-rata price adjustment if DHC issues additional shares for less than $4.75; (2) A formulaic adjustment to the warrant purchase price if certain insurance liabilities are actually paid in excess of $5 million of what was reported on the balance sheet at December 31, 1998. In order to provide sufficient available shares of Common Stock for this transaction, on July 20, 1999, DHC's stockholders approved an amendment to DHC's Certificate of Incorporation increasing DHC's authorized common stock from 20,000,000 shares to 100,000,000 shares. The stockholders also approved amendments to eliminate cumulative voting for Directors and to eliminate a prohibition on issuing non-voting equity securities.


     On December 29, 2000 and 1999, the Company sold, for aggregate cash consideration of $3,073,875 and $4,162,500, respectively, 819,700 and 900,000 newly issued shares of Common Stock, respectively. The sales were private placements to accredited investors made pursuant to Regulation D under the Securities Act of 1933. In 2000 and 1999, brokerage commissions of $33,900 and $54,000, respectively, were paid to M.J. Whitman, Inc., an affiliate of DHC, in connection with the placement of certain of those shares by M.J. Whitman, Inc.

     On September 4, 2001, DHC's stockholders approved an amendment to DHC's Certificate of Incorporation increasing DHC's authorized common stock from 100,000,000 shares to 150,000,000 shares.

     As of December 31, 2001, there were 19,516,694 shares of Common Stock issued of which 19,505,952 were outstanding; the remaining 10,742 shares of Common Stock issued but not outstanding are held as treasury stock. In connection with efforts to preserve the Company's net operating tax loss carryforwards, DHC has imposed restrictions on the ability of holders of five percent or more of DHC Common Stock to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock.

8)   INCOME TAXES


     DHC files a Federal consolidated income tax return with its subsidiaries. DHC's Federal consolidated income tax return includes the taxable results of certain grantor trusts. These trusts were established by certain state insurance regulators and the courts as part of the 1990 reorganization from which the Mission Insurance Group, Inc. ("Mission") emerged from Federal bankruptcy and various state insolvency court proceedings as DHC. These trusts were created for the purpose of assuming various liabilities of their grantors, certain present and former subsidiaries of DHC (the "Mission Insurance Subsidiaries"). This allowed the state regulators to administer the continuing run-off of Mission's insurance business, while DHC and the Mission Insurance Subsidiaries were released, discharged and dismissed from the proceedings free of any claims and liabilities of any kind, including any obligation to provide further funding to the trusts. The agreements establishing the trusts provide the grantor of each trust with a certain "administrative power" which, as specified in Section 675(4)(C) of the Internal Revenue Code, requires that DHC include the income and deductions of each trust on its consolidated Federal income tax returns. This was to ensure that DHC's net operating loss carryforward would remain available to offset any post-restructuring taxable income of the trusts, thereby maximizing  the amounts  available  for  distribution  to trust  claimants.  The
Insurance Commissioner of the State of California and the Director of the Division of Insurance of the State of Missouri, as the trustees, have sole management authority over the trusts. Neither DHC nor any of its subsidiaries has any power to control or otherwise influence the management of the trusts nor do they have any rights with respect to the selection or replacement of the trustees. At the present time, it is not anticipated that any of the Mission Insurance Subsidiaries will receive any distribution with regard to their residual interests in the existing trusts. Since DHC does not have a controlling financial interest in these trusts, they are not consolidated with DHC for financial statement purposes.

     As of the close of 2001 the Company had a consolidated net operating loss carryforward of approximately $745 million for Federal income tax purposes. This estimate is based upon Federal consolidated income tax losses for the periods through December 31, 2000 and an estimate of 2001 taxable results. The net operating loss carryforward will expire in various amounts, if not used, between 2002 and 2019. The Internal Revenue Service has not audited any of the Company's tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the net operating loss carryforward were reported.

     SFAS No. 109, which provides guidance on reporting for income taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Pursuant to SFAS No. 109, DHC makes periodic determinations of whether it is "more likely than not" that all or a portion of the Company's deferred tax assets will be realized. In making these determinations, the Company considers all of the relevant factors, both positive and negative, which may impact upon its future taxable income including the size and operating results of NAICC, the competitive environment in which NAICC operates and the impact of the grantor trusts. Exclusive of the trusts' activities, the Company has generated cumulative taxable losses on a historical basis. Over the past several years, the Company's insurance and holding company operations have been generating combined losses exclusive of net investment income, net realized gains and the trusts' activities. Therefore, due to the absence of a reliable taxable income stream, the Company has recorded a valuation allowance for the amount by which its deferred tax assets exceed its deferred tax liabilities and, as a result, the Company has not recorded any liability or asset for deferred taxes.

     See Note 7 "STOCKHOLDERS' EQUITY" for a description of certain restrictions on the transfer of Common Stock.

     The Company's net operating tax loss carryforwards will expire, if not used, in the following amounts in the following years (dollars in thousands):

                 Year Ending               Amount of Carryforward
                December 31,                      Expiring

         -------------------------------------------------------------

                    2002......................139,613
                    2003...................... 60,849
                    2004...................... 69,947
                    2005......................106,225
                    2006...................... 92,355
                    2007...................... 89,790
                    2008...................... 31,688
                    2009...................... 39,689
                    2010...................... 23,600
                    2011...................... 19,755
                    2012...................... 38,255
                    2019...................... 33,636
                                           ----------
                                              745,402
                                           ==========

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------
                        DECEMBER 31, 2001, 2000, AND 1999
                                   (CONTINUED)

     The Company has made provisions for certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the trusts referred to above, and reflect preparation on a separate company basis.

     Tax expense consists of the following amounts (dollars in thousands):

                                                        For the years ended
                                                            December 31,
                                                 -------------------------------
                                                   2001        2000         1999
- ------------------------------------------------------------------------------
Federal income tax ...........................     $ --       $  --        $  --
State and other ..............................       73         134           41
                                                 -------------------------------
                                                   $ 73       $ 134        $  41
                                                 ===============================

     The following reflects a reconciliation of income tax expense computed by applying the applicable Federal income tax rate of 34 percent to continuing operations for 2001, 2000 and 1999, as compared to the provision for income taxes (dollars in thousands):

                                                  For the years ended
                                                      December 31,
                                       -----------------------------------------
                                          2001              2000           1999
- ------------------------------------------------------------------------------
Computed "expected"
  tax expense......................     $ (4,849)       $    396       $    462
Change in valuation allowance .....      (50,760)        (89,394)       (56,837)
Decrease (increase) in losses
  from the trusts..................       17,362          30,303        (13,289)
Expiring NOL.......................       39,038          60,209         69,315
State and other tax expense........           73             134             41
Other, net.........................         (791)         (1,514)           349
                                       -----------------------------------------
Total income tax expense...........     $     73        $    134       $     41
                                       =========================================

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2001 and 2000, respectively, are presented as follows (dollars in thousands):

                                                         For the years ended
                                                             December 31,

                                                           2001            2000
- ------------------------------------------------------------------------------
Deferred tax assets

  Loss reserve discounting .........................   $  5,041        $  5,347
  Unearned premiums ................................      1,349           1,605
  Net operating loss
    carryforwards ..................................    253,437         305,592
  Allowance for doubtful
    accounts .......................................        493             200
  Policyholder dividends ...........................         --             124
  Unrealized loss on available-for-sale securities..         --              72
  Other ............................................        220             169
  AMT credit carryforward ..........................      3,140           1,986
                                                       ------------------------
  Total gross deferred tax asset ...................    264,452         315,095
  Less: Valuation allowance ........................   (260,727)       (313,616)
                                                       ------------------------
  Total deferred tax asset .........................   $  2,953        $  1,479
                                                       ------------------------
Deferred tax liabilities

  Unrealized gains on available-
    for-sale securities ............................      2,051              --
  Deferred acquisition costs .......................        751           1,246
  Difference in tax basis
    of bonds .......................................        151             166
  Difference in tax basis of
    property and equipment .........................         --              67
                                                       ------------------------
  Total deferred tax liability .....................      2,953           1,479
                                                       ------------------------
  Net deferred tax asset ...........................    $    --        $     --
                                                       ========================

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
9)   EMPLOYEE BENEFIT AND STOCK OPTION PLANS

1990 STOCK OPTION PLAN

     The 1990 Stock Option Plan (the "1990 Plan") of DHC was intended to attract, retain and provide incentives to key employees of DHC by offering them an opportunity to acquire or increase a proprietary interest in DHC. Options under the 1990 Plan were granted to existing officers or employees of DHC.

     On September 16, 1991, the Compensation Committee of the Board of Directors of DHC resolved that it intended to refrain from granting any additional options under the 1990 Plan. In September 2001, 140,000 options owned by certain directors of DHC lapsed and were reissued under the 1995 Stock and Incentive Plan, as amended and approved by the Shareholders. The 1990 Plan terminated in 2001. The following table summarizes the options under the 1990 Plan:

1990 Stock and Incentive Plan
                                               2001                            2000                             1999
                                                         Weighted                       Weighted                         Weighted
                                                         Average                        Average                           Average
                                                         Exercise                       Exercise                         Exercise
                                          Shares          Price           Shares         Price             Shares         Price
                                        ------------   -------------   -------------  -------------    --------------- -----------
Outstanding at beginning of year            841,717        3.10          841,717          3.10             841,717        3.10
Exercised                                   210,000        3.00             -              -                  -              -
Lapsed                                      631,717        3.14             -              -                  -              -
                                        ------------   -------------   -------------  -------------    --------------- -----------

Outstanding at end of year                   -              -            841,717          3.10             841,717        3.10
                                        ------------   -------------   -------------  -------------    --------------- -----------

Options exercisable at year end              -                           841,717                           841,717
                                        ------------   -------------   -------------  -------------    --------------- ------------

Options available for future grant           -                           630,000                           630,000

                                        ============                   =============                   ===============

1995 STOCK AND INCENTIVE PLAN

     The 1995 Stock and Incentive Plan (the "1995 Plan") is a qualified plan which provides for the grant of any or all of the following types of awards:
stock options, including incentive stock options and non-qualified stock options; stock appreciation rights, whether in tandem with stock options or freestanding; restricted stock; incentive awards; and performance awards. The purpose of the 1995 Plan is to enable DHC to provide incentives to increase the personal financial identification of key personnel with the long term growth of the Company and the interests of DHC's stockholders through the ownership and performance of DHC's Common Stock, to enhance the Company's ability to retain key personnel, and to attract outstanding prospective employees and Directors. The 1995 Plan became effective as of March 21, 1995. In September 2001, DHC's stockholders approved amendments to the 1995 Plan which increases the aggregate number of options available for grant from 1.7 million to 2.54 million, and provides for options to be awarded to independent contractors to enable DHC to attract, retain and give incentives to highly qualified persons who provide valuable services to the Company. No awards may be granted under the 1995 Plan after March 21, 2005. The 1995 Plan will remain in effect until all awards have been satisfied or expired. The following table summarizes the options under the 1995 Plan:

1995 Stock and Incentive Plan
                                               2001                            2000                     1999
                                                         Weighted                     Weighted                 Weighted
                                                         Average                       Average                  Average
                                                         Exercise                     Exercise                 Exercise
                                          Shares          Price           Shares        Price      Shares       Price
                                        ------------   -------------   -------------  ----------  -----------  --------
Outstanding at beginning of year          1,246,000        5.13          873,500         5.65      781,000       5.73
Granted                                     472,500        3.45          402,500         4.00      142,500       5.31
Lapsed                                       -              -             30,000         5.11       50,000       5.91

Outstanding at end of year                1,718,500        4.67        1,246,000         5.13      873,500       5.65
                                        ------------   -------------   -------------  ----------  -----------  ---------

Options exercisable at year end           1,228,084        5.10          799,334         5.69      731,000       5.71
                                        ------------   -------------   -------------  ----------- -----------  ----------

Options available for future grant          821,500                      454,000                   826,500
                                        ============                   =============              ===========

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------
                        DECEMBER 31, 2001, 2000, AND 1999
                                   (CONTINUED)

     The Company applies APB Opinion 25 and Related Interpretations in accounting for the Stock Option Plans. Accordingly, no compensation cost has been recognized except $57,000 in 2001 relating to the modification of Common Stock options to certain directors of DHC. Had compensation cost been determined based on the fair value at the grant date of all options, consistent with the method of SFAS Statement 123, the net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands except per share amounts):
                                             2001           2000           1999
--------------------------------------------------------------------------------
Net income

  As reported ........................    $ (14,334)      $1,030         $1,255
  Pro forma ..........................    $ (14,748)         733            987
Diluted earnings  per share
  As reported ........................    $   (0.74)      $ 0.05         $ 0.07
  Pro forma ..........................    $   (0.76)        0.04           0.06

     The fair value of the option grants are estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0% per annum; an expected life of approximately 8 years; expected volatility of 36%-59%; and a risk free interest rate of 6%. The pro forma effect on net income may not be representative of the effects on net income for future years.

EMPLOYEE BENEFIT PLANS

     KCP, the former parent company of NAICC and first tier subsidiary of DHC, maintained an Employee Stock Ownership Plan ("ESOP") of KCP and Subsidiaries covering all of its employees. The ESOP originally acquired common stock of KCP in February 1990, financed by a loan from KCP in the principal amount of $998,000 bearing interest at an annual rate of ten percent. Shares of DHC Common Stock were substituted for the KCP stock held by the ESOP as of December 31, 1991. The loan, which is guaranteed by KCP and collateralized by the DHC Common Stock held by the ESOP, was paid in full during 1997. All shares have been released from collateral and allocated to employees. All of the shares of Common Stock held by the ESOP are deemed to be outstanding for earnings per share computations. KCP has elected to include the value of the Common Stock allocated annually to participants under the ESOP in the calculation of its matching contribution to the NAICC Salary Deferred Plan and Trust ("401(k) Plan"). The participating employers contributed 50 percent of the first six percent of employee-contributed compensation to the 401(k) Plan. The shares of Common Stock owned by the ESOP as of December 31, 2001 and 2000 were 58,977 and 60,728, respectively. The ESOP was terminated in February 2002, and all shares held by it were distributed to participants.

     NAICC maintains a non-contributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. Benefits under the Pension Plan are based on an employee's years of service and average final compensation. The funding policy of the Pension Plan provides for the participating employers to contribute the minimum pension costs equivalent to the amount required under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. Vested benefits under the Pension Plan are fully funded. Any liability associated with the Pension Plan is reflected in the Company's Consolidated Financial Statements.

     The following table sets forth the Pension Plan's funded status at December 31, 2001 and 2000, valued at January 1, 2002 and 2001, respectively (dollars in thousands):

                                                         2001           2000
- ------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefits obligation,
  including vested benefits of $1,817
  for 2001 and $1,482 for 2000 .....................   $  2,188        $  1,766
                                                       ========================

Projected benefit obligation .......................   $  2,188        $  1,769
Plan assets at fair value ..........................      2,016           1,235
                                                       ------------------------
  Projected benefit obligation in excess
  of plan assets ...................................       (172)           (534)
Unrecognized net loss ..............................        341             201
Unrecognized prior service cost ....................         25              41
Adjustment required to recognize
  minimum liability ................................         --              --
                                                       ------------------------
  (Accrued) prepaid pension cost ...................   $    194       $   (292)
                                                       ========================

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES

     Net pension costs for the years ended December 31, 2001, 2000, and 1999 include the following components:

                                                       For the years ended
                                                           December 31,
                                                 ------------------------------
                                                    2001        2000       1999
- ------------------------------------------------------------------------------

Service cost ................................    $   283     $  250      $  243
Interest cost ...............................        112        116         112
Expected (return) loss on plan assets .......        (93)       (25)       (101)
Net amortization and deferral ...............         21        (65)          8
                                                 ------------------------------
  Net pension cost ..........................    $   323     $  276      $  262
                                                 ==============================

     The Pension Plan's assets consist of U.S. Government obligations, registered equity mutual funds and insured certificates of deposit. The average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0 percent for 2001 and 7.25 percent for 2000 and 1999. The projected long-term rate of return on assets was 7.0 percent for 2001 and
7.5 percent for 2000 and 1999. The average rate of compensation increase used in determining the actuarial present value of the projected benefit obligation was
4.5 percent for 2001, 2000 and 1999.

     The following tables provide a reconciliation of the changes in the Pension Plan's benefit obligation and the fair value of plan assets as of December 31, 2001 and 2000 (dollars in thousands):

                                                           2001            2000
--------------------------------------------------------------------------------
Reconciliation of Benefit Obligation

  Benefit Obligation, beginning of year ............   $  1,769        $  1,793
  Service Cost .....................................        283             250
  Interest Cost ....................................        112             116
  Actuarial (gain) loss ............................       (167)             53
  Benefits paid ....................................       (110)           (443)
  Curtailments......................................        301              --
                                                       ------------------------
     Benefit Obligation, end of year ...............   $  2,188        $  1,769
                                                       ========================
Reconciliation of Plan Assets

  Plan Assets, beginning of year ...................   $  1,235        $  1,399
  Actual return on plan assets .....................        (41)             25
  Employer contributions ...........................        932             254
  Benefits paid ....................................       (110)           (443)
                                                       ------------------------
     Plan Assets, end of year ......................   $  2,016        $  1,235
                                                       ========================

     The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10 percent of the greater of the benefit obligation and the fair value of related plan assets are amortized over the average remaining service period of active participants. NAICC recognized $308,602, $281,777 and $134,745 accrued pension benefit for the years ended December 31, 2001, 2000 and 1999, respectively.

     Effective December 31, 2001, the Company amended the Pension Plan to cease future service credit for active employees. As a result of the curtailment of future benefits, the Pension Plan's projected benefit obligation was reduced by $301,435. This gain reduced the Pension Plan's unrecognized actuarial loss and will be recognized as the related plan participants terminate.

     NAICC maintains a 401(k) Plan in which all employees of NAICC are eligible to participate. Under the 401(k) Plan, employees may elect to contribute up to 20 percent of their eligible compensation to a maximum dollar amount allowed by the IRS. NAICC contributed 50 percent of the first six percent of employee-contributed compensation. The participating employers have opted to include the value of the Common Stock allocated annually to participants under the ESOP in the calculation of their matching contribution. In 2001, 2000 and 1999, the employers' matching obligation to the 401(k) Plan was satisfied through ESOP shares, cash and forfeitures totaling $139,000, $146,000, and $129,000, respectively, in value.

10)  LEASES

     DHC and its subsidiaries and affiliates have entered into various non-cancelable operating lease arrangements for office space and data processing equipment. The terms of the operating leases generally contain renewal options and escalation clauses based on increases in operating expenses and other factors. Rent expense under operating leases was $1.6 million for each of the years ended December 31, 2001, 2000 and 1999. At December 31, 2001, future net minimum operating lease rental payment commitments were as follows (dollars in thousands):

Years Ending                                             Minimum Operating Lease
December 31,                                                 Rental Payments
--------------------------------------------------------------------------------

2002.................................................            $1,701
2003.................................................             1,093
2004.................................................               699
2005.................................................               127
2006 and thereafter..................................                74
                                                                 ------
Total commitments....................................            $3,694
                                                                 ======

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ---------------------------
                        DECEMBER 31, 2001, 2000, AND 1999
                                   (CONTINUED)

11)  ALLOWANCES

     The following table sets forth the activity related to the premiums and fees receivable at December 31, 2001 and 2000:


                                                           2001            2000
                                                     ---------------------------
Beginning Balance:                                       $  588           $ 274
  Increase to Allowance Charges to Expenses               1,093             727
  Increase to Allowance Charges to Other Accounts            --              25
  Deductions                                               (250)           (438)
                                                      --------------------------
Ending Balance                                            $1,431          $ 588
                                                     ===========================

     The increase in the allowance during the year is attributable to the growth in our automobile programs that have premium installment features. In conjunction with the increased installment premiums the Company experienced increased collection efforts relating to such premiums, especially for non-standard personal automobile policies outside of California.

12) COMMITMENTS AND CONTINGENCIES

     NAICC is involved in litigation relating to losses arising from insurance contracts in the normal course of business which are provided for under "unpaid losses and loss adjustment expenses." NAICC also is involved in other litigation relating to environmental claims as well as general corporate matters. While litigation is by nature uncertain, management, based in part on advice from counsel, believes that the ultimate outcome of these actions will not have a material adverse effect on the consolidated financial position of DHC.

     On June 22, 1999, the Missouri Court of Appeals reversed a decision to award interest on claims under a plan of distribution of assets of the Mission Reinsurance Corporation Trust (the "Trust"). The effect of the decision of the Court of Appeals would have been to return to the Company the surplus existing in the Trust, which was one of the trusts that had been created in connection with the insolvency and reorganization of Mission Insurance Group, Inc. and its subsidiaries from which the Company emerged, which surplus was believed to approximate $14 million. The Missouri Department of Insurance appealed the decision of the Court of Appeals and the decision was reversed by the Supreme Court of Missouri. As a result, the Missouri Department of Insurance is permitted to pay interest on claims, and it is anticipated that there will be no surplus remaining in the Trust after payment of the interest.


13) RELATED PARTY TRANSACTIONS

     DHC shares certain personnel and facilities with several affiliated and unaffiliated companies who have certain common directors and officers, and certain expenses are allocated among the various entities. Personnel costs are allocated based upon actual time spent on DHC's business. Costs relating to office space and equipment are allocated based upon actual usage. Management believes the methodolgy used for allocation is appropriate. Total expenses allocated to DHC from affiliated entitites were $1,334,189, $1,309,748 and $1,193,941 for the years 2001, 2000 and 1999, respectively.

     Samuel Zell, the Chairman of the Board of DHC is the Chairman of Equity Group Investments, LLC ("EGI"). DHC has entered into a non-exclusive investment advisory agreement with EGI, pursuant to which EGI has agreed to provide certain investment banking services to the Company in connection with potential transactions. For these services, DHC pays an annual fee of $125,000 to EGI. In the event that any transaction is consummated for which the Acquisition Committee of DHC's Board of Directors determines that EGI provided material services, DHC will pay to EGI a fee in the amount of 1% of the aggregate consideration in connection with such transaction. In the case of the potential acquisition of ACL, DHC and EGI have agreed that the fee for EGI shall be $3 million.Samuel Zell and William Pate, who serves as Director of Mergers and Acquisitions for EGI, are both members of DHC's four member Acquisition Committee. DHC has also agreed to reimburse, upon request, EGI's out-of-pocket expenses related to the investment advisory agreement.

14)  REDUCTION OF INSURANCE OPERATIONS

     NAICC's objective is to underwrite business that is expected to yield an underwriting profit. NAICC has made a determination that certain lines of insurance may not be sustainable in the current rate environment. Competitive and regulatory pressures have resulted in a general market for premium rates in these lines that is well below a level necessary in order to achieve a profit, especially in light of increasingly unfavorable loss history. Rather than continue to sustain losses, NAICC will exit the workers' compensation line in all states and the non-standard private passenger automobile program written outside of California. The last workers compensation policy outside Montana was issued in July 2001 and the last Montana workers compensation policy was issued in January 2002. Costs incurred in 2001 associated with this process totaled approximately $1.25 million and are included in General and Administrative Expenses. The remaining lines written by NAICC will be non-standard private passenger automobile in the state of California and commercial automobile in certain western states.


15) SUBSEQUENT EVENT

     On March 15, 2002 the Company entered into an agreement with American Commercial Lines LLC ("ACL") to acquire 100 percent of the membership interests in ACL. ACL is an integrated marine transportation and service company operating approximately 5,100 barges and 200 towboats on the inland waterways of North and South America. ACL transports more than 70 million tons of freight annually. Additionally, ACL operates marine construction, repair and service facilities and river terminals. ACL has approximately $760 million in assets and a net accumulated deficiency of $143 million at December 31, 2001. The purchase price is expected to be approximately $81 million and will consist of cash and the contribution of ACL debt currently held by the Company.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


                          INDEPENDENT AUDITORS' REPORT

                           ---------------------------


The Board of Directors and Stockholders
Danielson Holding Corporation

     We have audited the accompanying consolidated balance sheets of Danielson Holding Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Danielson Holding Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
March 5, 2002, except for note 15, which is as of March 15, 2002.

                     RESPONSIBILITY FOR FINANCIAL REPORTING

                           ---------------------------


     The Consolidated Financial Statements of Danielson Holding Corporation and subsidiaries are the responsibility of the Company's management, and have been prepared in accordance with accounting principles generally accepted in the United States of America. To help ensure the accuracy and integrity of its financial data, the Company maintains a strong system of internal controls designed to provide reasonable assurances that assets are safeguarded and that transactions are properly executed and recorded. The internal control system and compliance therewith are monitored by the Company's financial management.

     The Consolidated Financial Statements have been audited by the Company's independent auditors, KPMG LLP. The independent auditors, whose appointment by the Board of Directors was ratified by the Company's stockholders, express their opinion on the fairness of presentation, in all material respects, of the Company's Consolidated Financial Statements based on procedures which they consider to be sufficient to form their opinion.

     The Audit Committee of the Board of Directors meets periodically with representatives of KPMG LLP and the Company's financial management to review accounting, internal control, auditing and financial reporting matters.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


                            QUARTERLY FINANCIAL DATA

                           ---------------------------
                                   (UNAUDITED)

     The following table presents unaudited quarterly financial data for the years ended December 31, 2001 and 2000. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods are reflected. Total revenues and net income include gains on sales of investments. Quarterly financial results are not necessarily indicative of the results that may be expected for the year and hence, caution should be used in drawing conclusions from quarterly consolidated results.

(In thousands,                           First    Second      Third     Fourth
except per share amounts)               Quarter   Quarter    Quarter    Quarter
- ------------------------------------------------------------------------------
2001:

TOTAL REVENUES ....................... $22,605    $23,857    $25,996    $21,644
NET INCOME (LOSS).....................     887    (5,579)     (1,594)    (8,048)
NET INCOME (LOSS) PER DILUTED SHARE ..     .05      (.29)       (.08)      (.42)

2000:

Total revenues ....................... $20,859    $18,952    $21,389    $25,037
Net income ...........................   3,435      1,324      1,267     (4,996)
Net income per diluted share .........     .18        .07        .07       (.27)



                               STOCK MARKET PRICES

                           ---------------------------

     Danielson  Holding  Corporation  Common  Stock is listed  and traded on the
American  Stock  Exchange   (symbol:   DHC).  On  March  25,  2002,  there  were
approximately 1,404 holders of record of Common Stock.

     The following table sets forth the high, low and closing stock prices of the Company's Common Stock for the last two years, as reported on the American Stock Exchange Composite Tape.

                                   2001                           2000
                          ------------------------------------------------------
                          HIGH     LOW     CLOSE        High      Low    Close
                          ------------------------------------------------------
First Quarter..........   4.99    4.06   4.60        7 3/8    4 3/4   6 3/8
Second Quarter.........   5.05    3.80   4.45        6 1/4    4 5/8   4 7/8
Third Quarter..........   4.50    3.35   3.73        5        3 7/8   4 2/16
Fourth Quarter.........   4.45    3.34   4.44        4 9/16   3 9/16  4 9/16
                          ------------------------------------------------------

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES


CORPORATE OFFICERS

Martin J. Whitman
Chief Executive Officer

David M. Barse
President and
Chief Operating Officer

Michael T. Carney
Chief Financial Officer and Treasurer

W. James Hall
General Counsel and Secretary

BOARD OF DIRECTORS

David M. Barse
President and
Chief Operating Officer,
Danielson Holding Corporation

Stanley J. Garstka
Deputy Dean and Professor in
the Practice of Management,
Yale University School of Management

Eugene M. Isenberg
Chairman of the Board and
Chief Executive Officer,
Nabors Industries, Inc.

William Pate
Director of Mergers and Acquisitions,
Equity Group Investments, LLC

Joseph F. Porrino
Counsellor to the President,
New School University

Frank B. Ryan
Professor of Mathematics,
Rice University

Wallace O. Sellers
Vice Chairman and Director,
Enhance Financial
Services Group, Inc.

Martin J. Whitman
Chief Executive Officer,
Danielson Holding Corporation

Samuel Zell
Chairman,
Equity Group Investments, LLC

Form 10-K

A copy of Danielson's Form 10-K as filed with the Securities and Exchange Commission may be obtained without charge by writing to:

Danielson Holding Corporation
767 Third Avenue - Fifth Floor
New York, NY 10017-2023
Attention: Courtney Quinlan
Investor Relations

212/888-0347

Stock Transfer Agent and Registrar
American Stock Transfer and Trust Company
40 Wall Street

New York, NY 10005
718/921-8261

Independent Certified
Public Accountants

KPMG LLP
757 Third Avenue
New York, NY 10017