Form 10-Q
period 2002-03-31
DANIELSON HOLDING CORP
filed 2002-05-15
CIK 225648

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549




                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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

                             YES  X              NO
                                ------          ----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                               OUTSTANDING AT MAY 14, 2002
- -----------------------------                -------------------------------
 Common Stock, $0.10 par value                       19,760,480 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share information)
                                   (Unaudited)

                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                               -------------------------------
                                                      2002             2001
                                                     ------           ------

REVENUES:

   Gross premiums earned                            $ 20,614         $ 21,212
   Ceded premiums earned                              (1,576)          (2,070)
                                                     -------          -------
   Net premiums earned                                19,038           19,142

   Net investment income                               1,668            2,329
   Net realized investment gains                          --              816
   Other income                                          136              318
                                                     -------          -------

         TOTAL REVENUES                               20,842           22,605
                                                     -------          -------

LOSSES AND EXPENSES:

   Gross losses and loss adjustment expenses          15,376           16,402
   Ceded losses and loss adjustment expenses            (644)          (1,358)
                                                     -------          -------
   Net losses and loss adjustment expenses            14,732           15,044

   Policyholder dividends                                 --               42
   Policy acquisition expenses                         4,057            4,140
   General and administrative expenses                 2,090            2,455
                                                     -------          -------


         TOTAL LOSSES AND EXPENSES                    20,879           21,681
                                                     -------          -------

Income (loss) before provision for income taxes          (37)             924
Income tax provision                                      17               37
                                                     -------          -------

NET INCOME (LOSS)                                   $    (54)        $    887
                                                     =======          =======

EARNINGS PER SHARE OF COMMON STOCK

Basic                                               $     --         $    .05
                                                     =======          =======
Diluted                                             $     --         $    .05
                                                     =======          =======


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                            March 31, 2002     December 31,
                                                              (UNAUDITED)          2001
                                                            --------------     -----------
ASSETS:

  Fixed maturities, available for sale at fair value
    (Cost: $125,089 and $130,397)                               $141,152         $136,387
  Equity securities, at fair value (Cost: $12,416)                12,845           12,125
  Short term investments, at cost which
      approximates fair value                                     13,014            8,691
                                                                --------         --------

      TOTAL INVESTMENTS                                          167,011          157,203

  Cash                                                             7,484            9,175
  Accrued investment income                                        1,362            1,548
  Premiums and fees receivable, net of allowances
      of $1,501 and $1,431                                        12,724           14,876
  Reinsurance recoverable on paid losses, net of allowances
      of $644 and $636                                             2,835            2,142
  Reinsurance recoverable on unpaid losses, net of
      allowances of $112 and $118                                 17,115           17,733
  Prepaid reinsurance premiums                                     1,590            2,078
  Property and equipment, net of accumulated depreciation
      of $9,918 and $9,790                                           824              957
  Deferred acquisition costs                                       2,373            2,209
  Other assets                                                     1,038              950
                                                                --------         --------

      TOTAL ASSETS                                              $214,356         $208,871
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Unpaid losses and loss adjustment expenses                    $103,379         $105,745
  Unearned premiums                                               17,434           21,117
  Reinsurance premiums payable                                       757              763
  Funds withheld on ceded reinsurance                              1,666            1,666
  Payable for securities sold but not yet purchased                2,115            2,247
  Other liabilities                                                3,653            2,870
                                                                --------         --------

      TOTAL LIABILITIES                                          129,004          134,408

  Preferred stock ($0.10 par value; authorized
      10,000,000 shares; none issued and outstanding)                 --               --
  Common stock ($0.10 par value; authorized 150,000,000
      shares; issued 19,521,694 shares and 19,516,694 shares;
      outstanding 19,510,898 shares and 19,505,952 shares)         1,952            1,952
  Additional paid-in capital                                      63,133           63,115
  Retained earnings                                                3,692            3,746
  Accumulated other comprehensive income                          16,641            5,716
  Treasury stock (cost of 10,740 shares)                             (66)             (66)
                                                                --------         --------

      TOTAL STOCKHOLDERS' EQUITY                                  85,352           74,463
                                                                --------         --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $214,356         $208,871
                                                                ========         ========


          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                                   Comprehensive
                                                                               Income (Loss) for the
                                                                                 Three Months Ended
                                                                                      March 31,

                                                 MARCH 31, 2002                 2002               2001
                                                 ------------------             ----               ----

COMMON STOCK

  Balance, beginning of year                       $     1,952
                                                    ----------
  Balance, end of period                                 1,952
                                                    ----------

ADDITIONAL PAID-IN CAPITAL

  Balance, beginning of year                            63,115
  Exercise of options to purchase Common Stock              18
                                                    ----------
  Balance, end of period                                63,133
                                                    ----------

RETAINED EARNINGS

  Balance, beginning of year                             3,746
  Net income                                               (54)                $   (54)          $   887
                                                    ----------                  ------            ------
  Balance, end of period                           $     3,692
                                                    ----------



ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance, beginning of year                             5,716
  Net unrealized gain (loss) on available-
        For-sale securities (1)                                                 10,925               (67)
                                                                                ------            ------
  Other comprehensive income (loss)                     10,925                  10,925               (67)
                                                    ----------                  ------            ------
  Total comprehensive income                                                   $10,871           $   820
                                                                                ======            ======
  Balance, end of period                                16,641
                                                    ----------

TREASURY STOCK

  Balance, beginning of year                               (66)
                                                    ----------
  Balance, end of period                                   (66)
                                                    ----------

      TOTAL STOCKHOLDERS' EQUITY                   $    85,352
                                                    ==========


COMMON STOCK, SHARES

  Balance, beginning of year                      19,516,694
  Exercise of options to purchase Common Stock         5,000
                                                  ----------
  Balance, end of period                          19,521,694
                                                  ==========

TREASURY STOCK, SHARES

  Balance, beginning of year                          10,742
  Purchased during period                                 54
                                                  ----------
  Balance, end of period                              10,796
                                                  ==========

(1)  DISCLOSURE OF RECLASSIFICATION AMOUNT:            2002              2001
                                                       ----              ----
           Unrealized holding gains
             arising during the period              $ 10,925          $    749
           Less: reclassification adjustment
             for net gains included in net income         --              (816)
                                                     -------            -------
 Net unrealized gains (losses) on securities        $ 10,925          $    (67)
                                                     =======            =======

          See accompanying Notes to Consolidated Financial Statements.



                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)


                                                                 For the Three Months
                                                                    Ended March 31,
                                                                2002            2001
                                                              --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Income (loss)from continuing operations                    $    (54)       $    887
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Net realized investment gains                                 --            (816)
     Depreciation and amortization                                158             232
     Change in accrued investment income                          186              (1)
     Change in premiums and fees receivable                     2,152             137
     Change in reinsurance recoverables                          (693)            221
     Change in reinsurance recoverable on unpaid losses           618             294
     Change in prepaid reinsurance premiums                       488              16
     Change in deferred acquisition costs                        (164)           (404)
     Change in unpaid losses and loss adjustment expenses      (2,366)           (769)
     Change in unearned premiums                               (3,683)          1,185
     Change in reinsurance payables and funds withheld             (6)            144
     Change in policyholder dividends payable                      --              16
     Other, net                                                   696             285
                                                              --------        --------
        Net cash provided by (used in) operating activities    (2,668)          1,427
                                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales:
  Equity securities                                                --           2,452
  Investments, matured or called:
     Fixed income maturities available-for-sale                 7,799           5,677
  Investments purchased:
     Fixed income maturities available-for-sale                (2,515)         (3,543)
     Equity securities                                             --            (847)

  Purchases of property and equipment                              (2)           (104)
                                                              --------        --------
     Net cash provided by investing activities                  5,282           3,635
                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of options to purchase Common Stock       18             630
                                                              --------        --------
     Net cash provided by financing activities                     18             630
                                                              --------        --------

  Net increase in cash and short term investments               2,632           5,692
  Cash and short term investments at beginning of year         17,866          12,545
                                                              --------        --------
  Cash and short term investments at end of period           $ 20,498        $ 18,237
                                                              ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1)   BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements of Danielson Holding Corporation ("DHC" or "Registrant") and subsidiaries (collectively with DHC, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, reference is made to the consolidated financial statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 2001.

2)   PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during a particular year or other relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 19,622,615 for the three months ended March 31, 2001. Average shares for the three months ended March 31, 2002 are not included as amounts are anti-dilutive. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock and disregarding the average number of shares issuable for stock options and warrants. Such average shares were 19,507,263 and 19,340,287 for the three months ended March 31, 2002 and 2001 , respectively.

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

     The Company has made provisions for certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activities of the trusts referred to above. For further information, reference is made to Note 8 of the Notes to Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 2001.

4)   INVESTMENTS

     At March 31, 2002 the Company held $58,493,000 face amount of American Commercial Lines LLC Senior Notes 10.25% due 6/30/08 ("ACL Notes") at a cost of $30,025,578 and a fair value of $41,895,611, representing 49% of stockholders' equity at March 31, 2002. As of March 31, 2002, the ACL Notes were in default.The value of the ACL Notes at March 31, 2002 was determined using a pricing service. Upon consummation of the potential acquisition, see Note 6, the actual trading price of the new ACL Notes (upon which the Company is basing its carrying valuation) may differ materially from the March 31, 2002 fair value. If this is determined to be a better indication of the value of the ACL equity, then the carrying amount of the ACL investment may differ materially from the current valuation, which may have a material impact on the book value of the Company.

5)   REINSURANCE

     NAICC has reinsurance under both excess of loss and quota share treaties. NAICC ceded reinsurance on an excess of loss basis for workers' compensation risks in excess of $500,000 prior to April 2000 and $200,000 thereafter. For risks other than workers' compensation, NAICC cedes reinsurance on an excess of loss basis in excess of $250,000. Prior to 2002, NAICC ceded 10% of its private passenger automobile business on a quota share basis. Effective January 1, 2002 the quota share treaty was terminated on a run-off basis.

6)   POTENTIAL ACQUISITION

     On March 15, 2002 the Company entered into an agreement with American Commercial Lines Holdings LLC ("ACL") to acquire 100 percent of the membership interests in ACL. ACL is an integrated marine transportation and service company operating approximately 5,100 barges and 200 towboats on the inland waterways of North and South America. ACL transports more than 70 million tons of freight annually. Additionally, ACL operates marine construction, repair and service facilities and river terminals. ACL had approximately $760 million in assets and a net accumulated deficiency of approximately $143 million at December 31, 2001. The purchase price is expected to be approximately $81 million and will consist of cash and the contribution to ACL of the ACL debt currently held by the Company. In order to finance this transaction, the Company began a rights offering to its existing shareholders, on April 19, 2002. That offering is still pending and is scheduled to expire on May 20, 2002. For more information, see the Registration Statement dated May 2, 2001 and the Prospectus Supplement dated April 19, 2002.

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS

     Net premiums earned were $19.0 million and $19.1 million for the three months ended March 31, 2002 and 2001, respectively. The slight decrease in net premiums earned is only indirectly related to the change in net premiums written in 2002, and is attributable to the run-off policies written in 2001, especially commercial automobile. Net premiums written were $15.8 million and $20.3 million for the three months ended March 31, 2002 and 2001, respectively.

     The overall $4.5 million decrease in net written premiums for 2002 over the comparable period in 2001 is attributable to reduced production consistent with the decision in 2001 to exit certain lines of unprofitable business and to adopt stricter underwriting standards, thereby limiting future production for those lines retained.

     Net written premiums in non-standard commercial automobile decreased by $3.3 million during 2002 over the comparable period in 2001. The decrease in commercial automobile net written premiums is due to decreased production in the markets that NAICC serves. Net written premiums in workers' compensation decreased by $2.9 million during 2002 over the comparable period in 2001. The decrease in workers' compensation net written premiums is due to the 2001 decision to cease writing workers compensation. Also, net written premiums for non-standard private passenger automobile increased during 2002 over the comparable period in 2001 by $1.7 million. The increase in non-standard private passenger automobile net written premiums is due to increased production in California non-standard private passenger automobile.

     Net investment income was $1.5 million and $1.9 million for the three months ended March 31, 2002 and 2001, respectively. The decrease is attributable to a reduction in overall portfolio yield. Average fixed income portfolio yield on bonds, exclusive of ACL bonds currently being restructured, as of March 31, 2002, was 6.28 percent compared to 6.59 percent as of March 31, 2001. Average fixed income portfolio yield on bonds, including ACL bonds as of March 31, 2002, was 5.47 percent. Also, realized gains decreased by $.81 million from the comparable period in 2001 due to reduced activity.

     Net losses and loss adjustment expenses ("LAE") were $14.7 million and $15.0 million for the three months ended March 31, 2002 and 2001, respectively. The resulting loss and LAE ratios for the corresponding periods were 77.4 percent and 78.6 percent, respectively. The loss and LAE ratio decreased in 2002 over 2001 due to increased production of California non-standard private passenger automobile insurance, which has a lower loss ratio than commercial lines insurance.

     Policy acquisition costs were $4.1 million for both the three months ended March 31, 2002 and 2001, respectively. As a percentage of net premiums earned, policy acquisition expenses were 21.3 percent and 21.6 percent for the three months ended March 31, 2002 and 2001, respectively. The slight decrease in the policy acquisition expense ratio in 2002 is due primarily to the slight decrease in earned premium volume, while fixed underwriting expenses of policy acquisition costs decreased at a similar rate.

     General and administrative expenses were $1.5 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively. General and administrative expenses decreased slightly in 2002 over 2001 due to decreased business activity and cost reduction measures implemented during the third and fourth quarters of 2001.

     The combined ratios (which represent a ratio of losses and expenses to net earned premiums in a particular period) were 106.8 percent and 110.3 percent for the three months ended March 31, 2002 and 2001, respectively. Net income from insurance operations for the three months ended March 31, 2002 and 2001 was $0.4 million and $1.0 million, respectively. The decrease in net income from insurance operations during the first three months of 2002 compared to the same period for 2001 is primarily attributable to the reduction in realized gains, and net investment income offset in part by the decrease in loss and loss adjustment expenses and the decrease in general and administrative expenses.

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

     NAICC meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the Company relies on the sale of invested assets. Cash used in operations was $2.8 million for the three months ended March 31, 2002. Cash provided by operations was $1.9 million for the three months ended March 31, 2001. The decrease in cash provided by operations is attributable to the continued payment of claims incurred in prior years coupled with reduced premium production during 2002. Overall cash and invested assets, at fair value, at March 31, 2002 were $136.7 million, compared to $136.4 million at December 31, 2001.

     3.  RESULTS OF DHC'S OPERATIONS

CASH FLOW FROM PARENT-ONLY OPERATIONS

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the three months ended March 31, 2002 cash provided by parent-only operating activities was $173,000 and for the three months ended March 31, 2001, cash used in parent-only operating activities was $427,000. The increase in cash provided by operations is attributable to reimbursement received from ACL for expenses relating to the potential acquisition, that have not yet been paid as of March 31, 2002. For information regarding DHC's operating subsidiaries' cash flow from operations, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002 cash and investments of DHC were approximately $37.7 million, compared to $29.9 million at December 31, 2001. The increase is primarily attributable to the increase in fair value of DHC's investment in American Commercial Lines LLC Senior Notes 10.25%, due 6/30/08 ("ACL Notes"). As described above, the primary use of funds was the payment of general and administrative expenses in the normal course of business. For information regarding DHC's operating subsidiaries' liquidity and capital resources, see "2. RESULTS OF NAICC'S OPERATIONS, Liquidity and Capital Resources."

     On March 15, 2002, the Company and ACL executed a definitive recapitalization agreement for the acquisition of ACL by the Company. ACL is an integrated marine transportation and service company operating approximately 5,100 barges and 200 towboats on the inland waterways of North and South
America. ACL transports more than 70 million tons of freight annually. Additionally, ACL operates marine construction, repair and service facilities and river terminals.

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

     The transaction will result in a reduction of ACL's senior secured bank debt by $25.0 million. In addition, the parties have sought to restructure ACL's 10 1/4% senior notes due 2008 through an exchange offer and consent solicitation. Upon the completion of the exchange offer and consent solicitation, up to approximately $236.5 million of ACL's outstanding senior notes (all notes held by parties other than Danielson) will be exchanged for $120.0 million of new 11 1/4% cash pay senior notes due January 1, 2008 and approximately $116.5 million of new 12% pay-in-kind senior subordinated notes due July 1, 2008. ACL will also issue additional new cash pay senior notes in an aggregate principal amount (not to exceed $20.0 million) calculated based on the accrued and unpaid interest on its outstanding senior notes, other than those held by Danielson, and to the extent that such accrued and unpaid interest exceeds $20.0 million, additional pay-in-kind senior subordinated notes in an amount calculated based on such excess would be issued in full satisfaction of such accrued and unpaid interest.

     In connection with these transactions, the Company has commenced a $43.5 million rights offering to its existing security holders, the proceeds of which will be used to fund the Company's cash contribution for the recapitalization and for general corporate purposes. Consummation of the recapitalization agreement is not conditioned on the successful completion of the rights offering. Under the terms of the rights offering, holders of the Company's common stock are entitled to purchase additional shares of common stock, at a subscription price of $5.00 per share, up to such holders' pro rata share of the rights offering, and also additional unsubscribed shares, if any. Further information concerning the rights offering is available in the Registration Statement dated May 2, 2001 and the Prospectus Supplement dated April 19, 2002.

     The exchange offer and consent solicitation have been made in reliance on a registration exemption provided by Section 3(a)(9) under the Securities Act of 1933, conditioned on the minimum participation of 95% of the outstanding principal amount of ACL's outstanding senior notes, as to which noteholders holding more than two thirds of the outstanding principal amount of such notes have agreed to tender. In the event that the exchange offer and consent solicitation is not consummated by June 15, 2002, the recapitalization agreement provides for the implementation of the recapitalization through a voluntary prepackaged bankruptcy plan under Chapter 11 of the Bankruptcy Code, as to which noteholders holding more than two thirds of the outstanding principal amount of ACL's outstanding senior notes have agreed to accept.

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

     5. If the ACL transaction is consummated, there will be additional risks related to the transaction and the ongoing business of the potential subsidiaries of the Company. For further information on such potential risks, please see the Prospectus Supplement dated April 19, 2002.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The  Company's  objectives  in managing  its  investment  portfolio  are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the Company's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to the Company's equity portfolio are foreign currency risk and equity price risk. The Company's investment in ACL Notes represents high yield lower grade debt. The market value for higher yielding debt securities tends to be more sensitive to economic conditions and individual corporate developments than those of higher rated securities. In addition, the secondary market for these securities is generally less liquid. There have been no material changes to the Company's market risk for the three months ended March 31, 2002. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 31, 2001. For events that occurred subsequent to March 31, 2002 reference is made to Part II Item 5. "Other Information."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

     See Note 6 to Consolidated Financial Statements for discussion of potential acquisition and related rights offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     DHC filed Current Reports on Form 8-K on March 1, 2002 and March 27, 2002.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2002


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