Form 10-Q
period 2002-06-30
DANIELSON HOLDING CORP
filed 2002-08-14
CIK 225648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

      [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM ________ TO ________.


                          Commission file number 1-6732


                          DANIELSON HOLDING CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                 DELAWARE                                 95-6021257
     (State or Other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                    Identification No.)

        1701 EAST MARKET STREET
        JEFFERSONVILLE, INDIANA                              47130
(Address of Principal Executive Offices)                   (Zip Code)


                                 (812) 288-0100
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


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

            Class                         Outstanding at June 30, 2002
            _____                         ____________________________
         Common Stock, $0.10 par value           30,817,297 shares

                          DANIELSON HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                              JUNE 30, 2002     JUNE 30, 2001     JUNE 30, 2002     JUNE 30, 2001
                                                              -------------------------------     -------------------------------
OPERATING REVENUES
 Marine Services Revenue                                        $  60,937        $      --        $  60,937        $      --
 Insurance Premiums Earned                                         17,550           20,254           36,588           39,396
 Net Investment Income Applicable to Insurance Operations           5,429            2,254            6,915            4,943
 Other Income Applicable to Insurance Operations                      170              334              366              652
                                                              -------------------------------     -------------------------------
TOTAL OPERATING REVENUES                                           84,086           22,842          104,806           44,991

OPERATING EXPENSES

MARINE SERVICES
 Materials, Supplies and Other                                     24,728               --           24,728               --
 Restructuring Costs                                                  134               --              134               --
 Rent                                                               4,929               --            4,929               --
 Labor and Fringe Benefits                                         13,664               --           13,664               --
 Fuel                                                               6,978               --            6,978               --
 Depreciation and Amortization                                      6,132               --            6,132               --
 Gain on Property Dispositions                                        (89)              --              (89)              --
 Taxes, other than income taxes                                     2,349               --            2,349               --
                                                              -------------------------------     -------------------------------
                                                                   58,825               --           58,825               --

INSURANCE SERVICES
 Insurance Losses and Loss Adjustment Expenses                     16,667           21,298           31,399           36,341
 Policyholder Dividends                                                --               41               --               83
 Policy Acquisition Expenses                                        4,305            5,657            8,363            9,797
 General and Administrative Expenses                                1,307            1,811            2,788            3,696
                                                              -------------------------------     -------------------------------
                                                                   22,279           28,807           42,550           49,917

 Parent Company Administrative Expenses                             1,513              572            2,058            1,144
                                                              -------------------------------     -------------------------------
TOTAL OPERATING EXPENSES                                           82,617           29,379          103,433           51,061
                                                              -------------------------------     -------------------------------
OPERATING INCOME (LOSS)                                             1,469           (6,537)           1,373           (6,070)

OTHER EXPENSE (INCOME)
 Interest Expense                                                   4,989               --            4,989               --
 Parent Company Investment Income Related to
   ACL Debt                                                        (8,402)              --           (8,402)              --
 Other, Net                                                           396           (1,015)             337           (1,471)
                                                              -------------------------------     -------------------------------
 Net Other Expense (Income)                                        (3,017)          (1,015)          (3,076)          (1,471)


                                                              -------------------------------     -------------------------------
INCOME (LOSS) BEFORE TAXES                                          4,486           (5,522)           4,449           (4,599)

PROVISION FOR INCOME TAXES                                            145               57              162               93

                                                              -------------------------------     -------------------------------
NET INCOME (LOSS)                                               $   4,341        $  (5,579)       $   4,287        $  (4,692)
                                                              ===============================     ===============================

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

  BASIC                                                         $    0.18        $   (0.29)       $    0.20        $   (0.24)
                                                              ===============================     ===============================

  DILUTED                                                       $    0.18        $   (0.29)       $    0.19        $   (0.24)
                                                              ===============================     ===============================




   The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)


                                                                     JUNE 30, 2002  DECEMBER 31, 2001
                                                                    ---------------------------------
             ASSETS                                                  (UNAUDITED)

CURRENT ASSETS
 Cash and Cash Equivalents                                          $    26,457              $  3,070
 Restricted Cash                                                          5,877                    --
 Accounts Receivable                                                     56,843                    --
 Materials and Supplies                                                  40,932                    --
 Investments                                                              6,624                26,865
 Other Current Assets                                                    29,636                    67
                                                                    ---------------------------------
   Total Current Assets                                                 166,369                30,002

PROPERTIES - Net                                                        674,619                   131
PENSION ASSETS                                                           21,511                    --
OTHER ASSETS                                                             94,608                   305

INSURANCE SERVICES ASSETS:
   Cash and Cash Equivalents                                             15,295                14,794
   Investments                                                          101,399               121,647
   Other Assets                                                          37,601                41,992
                                                                    ---------------------------------
   Total Insurance Services Assets                                      154,295               178,433

                                                                    ---------------------------------
   Total Assets                                                     $ 1,111,402              $208,871
                                                                    =================================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                                   $    40,839              $     --
 Accrued Payroll and Fringe Benefits                                     14,206                    --
 Deferred Revenue                                                        16,435                    --
 Accrued Claims and Insurance Premiums                                   26,926                    --
 Accrued Interest                                                         6,218                    --
 Short-Term Debt                                                         37,721                    --
 Current Portion of Long-Term Debt                                       33,954                    --
 Other Current Liabilities                                               40,065                 2,569
                                                                    ---------------------------------
   Total Current Liabilities                                            216,364                 2,569

LONG-TERM DEBT                                                          589,251
OTHER LONG TERM LIABILITIES                                              52,698                    --

INSURANCE SERVICES LIABILITIES:
 Unpaid Losses and Loss Adjustment Expenses                             100,617               105,745
 Unearned Premiums and Reinsurance Premiums Payable                      17,643                21,880
 Other Insurance Services Liabilities                                     4,563                 4,214
                                                                    ---------------------------------
   Total Insurance Services Liabilities                                 122,823               131,839

                                                                    ---------------------------------
   Total Liabilities                                                    981,136               134,408
                                                                    ---------------------------------

STOCKHOLDERS' EQUITY:
 Preferred Stock ($0.10 par value; authorized 10,000,000 shares;
   none issued and outstanding)                                              --                    --
 Common Stock ($.10 par value; authorized 150,000,000 shares;
   issued 30,828,093 shares and 19,516,694; outstanding
   30,817,297 shares and 19,505,952 shares)                               3,083                 1,952
 Additional Paid-in Capital                                             116,494                63,115
 Unearned Compensation                                                   (1,648)                   --
 Accumulated Other Comprehensive Loss                                     4,370                 5,716
 Retained Earnings                                                        8,033                 3,746
 Treasury Stock (Cost of 10,796 shares)                                     (66)                  (66)
                                                                    ---------------------------------
   Total Stockholders' Equity                                           130,266                74,463

                                                                    ---------------------------------
   Total Liabilities and Stockholders' Equity                       $ 1,111,402              $208,871
                                                                    =================================

   The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                                                               ACCUMULATED
                                                             ADDITIONAL                           OTHER
                                             COMMON STOCK     PAID-IN     UNEARNED   RETAINED COMPREHENSIVE TREASURY STOCK
                                           SHARES    AMOUNT   CAPITAL   COMPENSATION EARNINGS INCOME (LOSS) SHARES   AMOUNT  TOTAL
                                           ------    ------  ---------- ------------ -------- ------------- ------   ------  -----

Balance at December 31, 2001             19,516,694  $1,952  $ 63,115     $     -     $3,746   $ 5,716      10,742   $(66)  $74,463

 Exercise of Options to Purchase
   Common Stock                             264,582      26     1,061                                                         1,087

 Exercise of Warrants to Purchase
   Common Stock                           2,000,558     200     9,300                                                         9,500

 Common Stock Issued Pursuant to Rights
   Offering, Net of Expenses              8,705,219     871    41,357                                                        42,228

 Restricted Common Stock Issued to ACL
   Management                               339,040      34     1,661      (1,695)                                                -

 Amortization of Unearned Compensation                                         47                                                47

 Treasury Stock Repurchased During
   the Period                                                                                                   54                -

 Comprehensive Income:
   Net Income                                                                          4,287                                  4,287
   Net Unrealized Loss on Available
     for Sale Securities                                                                        (1,346)                      (1,346)
                                                                                      ------    ------                       ------
  Total Comprehensive Income                                                           4,287    (1,346)                       2,941
                                         ----------  ------  --------     -------     ------   -------      ------   ----  --------
Balance at June 30, 2002                 30,828,093  $3,083  $116,494     $(1,648)    $8,033   $ 4,370      10,796   $(66) $130,266
                                         ==========  ======  ========     =======     ======   =======      ======   ====  ========

                          DANIELSON HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                        FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30, 2002            JUNE 30, 2001
                                                                                  -------------            -------------

OPERATING ACTIVITIES
 Net Income (Loss)                                                                $  4,287                    $ (4,692)
 Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used In Operating Activities:
  Gain related to ACL Debt Contributed in Acquisition
   of ACL                                                                          (12,478)                         --
  Depreciation and Amortization                                                      6,132                          --
  Interest Accretion and Discount Amortization                                         798                         431
  Gain on Property Dispositions                                                        (89)                         --
  Other Operating Activities                                                         1,002                        (851)
  Changes in Operating Assets and Liabilities:
   Accounts Receivable                                                             (11,004)                         --
   Materials and Supplies                                                           (4,248)                         --
   Accrued Interest                                                                  3,647                          --
   Other Current Assets                                                              8,904                      (4,997)
   Other Current Liabilities                                                        (8,421)                     10,033
                                                                                  -------------            -------------
   Net Cash Used in Operating Activities                                           (11,470)                        (76)

INVESTING ACTIVITIES
  Property Additions                                                                (2,072)                       (125)
  Purchase of ACL, GMS and Vessel Leasing                                          (42,665)                         --
  Net Change in Restricted Cash                                                        687                          --
  Proceeds from the Sale of Investment Securities                                    1,153                      25,587
  Matured or Called Investment Securities                                           10,202                      10,488
  Purchase of Investment Securities                                                 (5,783)                    (36,837)
  Other Investing Activities                                                          (278)                         --
  Proceeds from Property Dispositions                                                  409                          --
                                                                                  -------------            -------------
   Net Cash Used in Investing Activities                                           (38,347)                       (887)

FINANCING ACTIVITIES
  Long-Term Debt Issued                                                              3,206                          --
  Long-Term Debt Repaid                                                             (1,246)                         --
  Cash Overdrafts                                                                   (2,900)                         --
  Proceeds from Rights Offering, Net of Expenses                                    42,228                          --
  Proceeds from Exercise of Warrants for Common Stock                                9,500                          --
  Proceeds from Exercise of Options for Common Stock                                 1,088                         630
                                                                                  -------------            -------------
   Net Cash Provided by Financing Activities                                        51,876                         630

                                                                                  -------------            -------------
Net Increase (Decrease) in Cash and Cash Equivalents                                 2,059                        (333)
Cash and Cash Equivalents at Beginning of Period                                    39,693                      12,545
                                                                                  -------------            -------------
   Cash and Cash Equivalents at End of Period                                     $ 41,752                    $ 12,212
                                                                                  =============            =============

   The accompanying notes are an integral part of the consolidated financial statements.

                         DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002
                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Danielson Holding Corporation ("DHC") and subsidiaries (collectively with DHC, "Danielson") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ended December 2002.

DHC is a holding company whose subsidiaries consisted principally of insurance operations in the western United States, primarily California, prior to the acquisitions described in Note 2. American Commercial Lines LLC ("ACL") is an integrated marine transportation and service company. ACL provides barge transportation and ancillary services throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Illinois, Tennessee and the Missouri Rivers and their tributaries and the Intracoastal canals that parallel the Gulf Coast. In addition, ACL is the leading provider of barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River System serving Argentina, Brazil, Paraguay, Uruguay and Bolivia.

Danielson changed its presentation of its statement of financial position from an unclassified to a classified statement with the insurance operating assets and liabilities presented separately on a unclassified basis as long-term. The change in the classification of Danielson's assets and liabilities is deemed to be more meaningful in light of the significant changes in Danielson's operations with the acquisition of ACL. Previously reported amounts of the Company's insurance operations have been reclassified to conform to the current classifications.

The accompanying statement of financial position at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

DHC's reporting periods are calendar month ends. ACL's reporting periods end on the last Friday of the month. DHC is planning to conform its reporting periods to ACL's. ACL has been consolidated in the accompanying condensed consolidated financial statements using ACL's reporting periods described above.

For further information, refer to the consolidated financial statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 2001, and in ACL's Annual Report on Form 10-K for the year ended December 28, 2001.


NOTE 2. ACQUISITIONS

On May 29, 2002, Danielson completed an acquisition and recapitalization (the "Danielson Recapitalization") of American Commercial Lines Holdings LLC ("ACL Holdings"), the parent company of ACL. Holders of ACL Holdings' preferred units, exchanged all of their preferred units, other than the preferred units held by the management unitholders, for $7,000 in cash from Danielson. Danielson contributed to ACL Holdings $58,493 principal amount of ACL's 10.25% senior notes due June 30, 2008, (the "Old Senior Notes"), plus the interest obligations thereon, if any, and $25,000 in cash in exchange for newly issued common units of ACL Holdings. All common units held by the common unitholders, other than the consenting common unitholders, were cancelled and extinguished. Members of ACL's management, abandoned to ACL Holdings, all preferred units of ACL Holdings held by them for no consideration and all those preferred units were deemed cancelled.

Danielson paid $828,794 for 100% of the membership interests of ACL Holdings, consisting of $82,256 in estimated fair value of consideration given by Danielson in exchange for the net assets of ACL Holdings and $746,538 in estimated fair value of assumed liabilities. The fair value of the consideration given by Danielson includes the $7,000 in cash paid to preferred unitholders, cash of $25,000 and the Old Senior Notes and accrued interest having an estimated fair value of $43,650 contributed to ACL Holdings and $6,606 in costs directly associated with the acquisition.

On May 29, 2002, Danielson also purchased a 50% equity interest of Vessel Leasing LLC ("Vessel Leasing") for $2,769 and a 5.4% equity interest of Global Material Services LLC ("GMS") for $1,290. ACL owns a 50% interest in Vessel Leasing and GMS and, accordingly, these entities are consolidated herein. Vessel Leasing leases barges to ACL's barge transportation operations and GMS owns and operates terminal and warehouse facilities.

                         DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 2.  ACQUISITIONS - CONTINUED

The acquired companies operating results are included in Danielson's statement of operations since the date of the Danielson Recapitalization, May 29, 2002. Following is a condensed balance sheet disclosing the amounts preliminarily assigned to assets and liabilities of the acquired companies at the date of the acquisition.

ASSETS:
 Current Assets                  $149,323
 Property - Net                   581,049
 Pension Assets                    21,391
 Other Assets                      81,090
                                 --------
  Total Assets                   $832,853

LIABILITIES:
 Current Liabilities             $142,224
 Long-term Debt                   571,813
 Other Long-term Liabilities       32,501

                                 --------
  Total Liabilities              $746,538
                                 --------
Net Cost of Acquisitions         $ 86,315
                                 ========


Danielson believes no significant intangibles were acquired in the Danielson Recapitalization. The purchase price allocation has not been finalized as the allocations are subject to revision once appraisals and other evaluations of the fair value of the assets acquired and liabilities assumed are completed. Accordingly, actual amounts assigned could differ from current estimates.

                         DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 2.  ACQUISITIONS - CONTINUED

Following are the pro forma unaudited results of operations for the quarters and six months ended June 30, 2002 and June 30, 2001, assuming consummation of the acquisitions and recapitalization of ACL Holdings as of January 1, 2001.


                                                                           QUARTER ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,          JUNE 30,        JUNE 30,         JUNE 30,
                                                                       2002             2001             2002             2001
                                                                    -----------      -----------      -----------      -----------

Revenues                                                            $   206,743      $   226,465      $   410,823      $   432,767

Income (Loss) From Continuing Operations Before
  Extraordinary Item and Cumulative Effect of Accounting Change     $   (14,228)     $    (5,407)     $   (30,822)     $   (32,465)

Per share of common stock - Basic                                   $     (0.45)     $     (0.18)     $     (0.99)     $     (1.07)
Per share of common stock - Fully Diluted                           $     (0.04)     $     (0.18)     $     (0.97)     $     (1.06)


Net Loss                                                            $   (14,228)     $    (3,522)     $   (30,822)     $   (31,070)

Per share of common stock - Basic                                   $     (0.45)     $     (0.12)     $     (0.99)     $     (1.02)
Per share of common stock - Fully Diluted                           $     (0.44)     $     (0.12)     $     (0.97)     $     (1.01)



NOTE 3.  PER SHARE DATA

Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during the relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 24,698,632 and 22,444,308 for the three and six months ended June 30, 2002, respectively, and 19,571,593 and 19,579,349 for the three and six months ended June 30, 2001. Diluted earnings per share for the three and six months ended June 30, 2001 do not include average shares related to stock options and warrants because their effect is anti-dilutive. Basic earnings per share are calculated using only the average number of outstanding shares of common stock. Such average shares were 23,918,145 and 21,724,888 for the three and six months ended June 30, 2002, respectively, and 19,505,954 and 19,423,578 for the three and six months ended June 30, 2001, respectively.

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


 NOTE 4.  MATERIALS AND SUPPLIES

Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

                       JUNE 30,
                         2002
                       -------
Raw Materials          $ 7,339
Work in Process         17,641
Parts and Supplies      15,952
                       -------
                       $40,932
                       =======


 NOTE 5.  DEBT

DHC's Debt as of June 30, 2002 is as follows:

Revolving Credit Facility                           $ 37,721
Tranche A Term Loan                                   46,559
Tranche B Term Loan                                  134,046
Tranche C Term Loan                                  157,723
Senior Notes (New)                                   127,900
Senior Subordinated Notes                             65,790
Senior Notes (Old)                                     4,864
Bonds guaranteed by the Maritime Administration       41,137
GMS Bank Note                                         35,852
Illinois Development Finance Authority                 5,325
IFC Note                                               3,206
Other Notes                                              803
                                                    --------
                                                     660,926
Less short-term debt                                  37,721
Less, current portion long-term debt                  33,954
                                                    --------
Long-term debt                                      $589,251
                                                    ========


 As part of the Danielson Recapitalization, ACL's debt was restructured. ACL's existing credit facility was amended and restated as of April 11, 2002 (the amended and restated credit facilities are hereafter referred to as the "Senior Credit Facilities") to, among other things, modify financial and restrictive covenants thereunder, prepay $25,000 of term loans (the "Term Loans") thereunder from the $25,000 in cash contributed by Danielson and convert $50,000 of revolving credit loans thereunder into a new tranche of term loans having an interest rate and other terms substantially similar to the revolving credit loans under the senior credit facility.

 ACL also completed an exchange offer (the "Exchange Offer") for Old Senior Notes, pursuant to which $284,500 or approximately 96.4%, of the principal amount of ACL's Old Senior Notes were tendered, with the $58,493 principal amount of Old Senior Notes contributed by Danielson to ACL Holdings being deemed tendered in the Exchange Offer. Holders of Old Senior Notes who tendered their Old Senior Notes pursuant to the Exchange Offer received approximately $134,700 aggregate principal amount of new 11.25% senior notes due January 1, 2008 ("Senior Notes") and approximately $112,900 aggregate principal amount of new 12% pay-in-kind senior subordinated notes due July 1, 2008 ("PIK Notes"). Following the consummation of the Exchange Offer, a holder of $4,000 aggregate principal amount of Old Senior Notes exchanged such notes and accrued interest for approximately $2,400 of Senior Notes and approximately $2,000 of PIK Notes as permitted by the indentures governing the notes, following which $6,500 of the Old Senior Notes remained outstanding.

                         DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 5.  DEBT - CONTINUED

ACL's debt was adjusted to fair value as of the date of the Danielson Recapitalization. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method.

ACL's revolving credit facility (the "Revolving Credit Facility"), which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $50,000, matures June 30, 2005, but each loan must be repaid within one year. The Revolving Credit Facility bears interest at a rate equal to the London InterBank Offered Rates ("LIBOR" or "LIBO Rates") plus a margin based on ACL's performance. The interest rate as of June 30, 2002 was 5.73%.

Tranche A of the Term Loans matures June 30, 2005. Tranche B of the Term Loans matures June 30, 2006. Tranche C of the Term Loans matures June 30, 2007. The Term Loans bear interest at a rate equal to LIBOR plus a margin based on ACL's performance. The annual interest rates as of June 30, 2002 were: Tranche A - 5.69%, Tranche B - 6.00% and Tranche C - 6.25%.

The new Senior Notes are due January 1, 2008 and bear interest at an annual rate of 11.25%, payable semi-annually. The PIK Notes are due July 1, 2008 and bear interest at an annual rate of 12%. ACL has the option of issuing new PIK Notes in lieu of paying cash interest on such notes each June 30 and December 31 until maturity. After 2 years from issuance, interest accretes at 13.5% per annum if ACL elects to not pay the interest due in cash. The interest rate remains 12% if the interest is paid in cash. The Old Senior Notes are due June 30, 2008 and bear interest at annual rate of 10.25%.

In connection with the Exchange Offer, ACL completed a consent solicitation of the holders of the Old Senior Notes, which resulted in the elimination or amendment of substantially all the restrictive covenants contained in the indenture governing the Old Senior Notes, the subordination of the subsidiary guarantees of the Old Senior Notes to the subsidiary guarantees of the Senior Credit Facilities, the Senior Notes and the PIK Notes and the waiver of any and all defaults under the indenture governing the Old Senior Notes through the effective date of the exchange offer, May 29, 2002. DHC does not guarantee the debt of ACL.

ACL's receivables facility, which was administered by PNC Bank, N.A., the old receivables facility, was replaced with a receivables facility administered by Bank One, NA having substantially the same terms as the old receivables facility. DHC does not guarantee any obligations under the receivables facilities.

ACL's debt agreements include a number of covenants, including specified financial ratios. ACL is currently addressing whether the consolidation of Vessel Leasing has an effect on the debt covenant calculations. While ACL management believes it should have no effect, ACL plans to obtain a waiver or amendment to its Senior Credit Facilities. As previously disclosed, Marine Services' (as defined) operating revenue has declined as a result of the broad weakness in the entire inland river industry as a result of poor general economic conditions. Additionally, the weak economy coupled with the supply-demand imbalance in the inland river industry continues to put downward pressure on rates for covered and open barges. Although ACL believes it is currently in compliance with its debt covenants, there is a reasonable possibility if economic conditions do not improve that ACL will not be able to comply with covenant requirements in the future irrespective of the anticipated favorable resolution of the Vessel Leasing matter. Management is working on operating and financial plans to comply with its debt covenants, including a possible sale-leaseback transaction and other financial transactions. Failure to meet these covenants could have a material adverse effect on ACL since it is highly leveraged.

The Senior Credit Facilities also contain mandatory prepayments of the Term Loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as excess cash flow, as defined in the Senior Credit Facilities.

As of June 30, 2002, there were $41,137 in bonds (the "MARAD Bonds") issued by Vessel Leasing. The MARAD Bonds are guaranteed by the U.S. Maritime Administration. Neither DHC nor ACL guarantees payment of the MARAD Bonds. GMS has bank loans outstanding of $35,852 as of June 30, 2002. These loans bear interest at a rate equal to LIBOR plus a margin and mature on May 1, 2005. GMS also has Illinois Development Finance Authority Bonds outstanding in the amount of $5,325. These bonds bear interest at a variable rate based on a municipal swap index and mature January 1, 2010. GMS has a revolving line of credit of which $3,721 is outstanding as of June 30, 2002.

GMSV has $3,206 in loans outstanding from the International Finance Corporation which bear interest at LIBOR plus a margin and mature May, 2007.

DHC does not guarantee the debt of GMS or GMSV.

Long term debt due during the next five fiscal years and thereafter and unamortized debt discount are as follows:

   2002                                      $10,259
   2003                                       33,694
   2004                                       49,906
   2005                                      109,932
   2006                                       87,776
   Thereafter                                391,568
                                            --------
                                            $683,135
                                            --------
   Unamortized debt discount                 (59,930)
                                            --------
                                            $623,205
                                            ========

                         DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 6.  REINSURANCE

DHC's principal operating insurance subsidiary, National American Insurance Company of California, and its subsidiaries (collectively "NAICC") has reinsurance under both excess of loss and quota share treaties. NAICC cedes reinsurance on an excess of loss basis for workers' compensation risks in excess of $500 prior to April 2000 and $200 thereafter. For risks other than workers' compensation, NAICC cedes reinsurance on an excess of loss basis risks in excess of $250.

In June 2002, NAICC paid approximately $1,200 as a result of an arbitration decision related to certain loss adjustments costs for various claims made by a policyholder (Hughes). These adjustment expenses are reinsured under various contracts involving numerous reinsurance companies under which NAICC ceded about $76. At this time, no proceedings are in progress relating to the cession of these amounts. NAICC believes that the ultimate disposition of the adjustment costs will not have a material adverse impact on the financial condition of DHC.

In February 2000, NAICC paid $1,000 in losses relating to settlement on an environmental claim filed by Public Service of Indiana ("PSI Claim"). The PSI Claim alleged that environmental damage occurred continuously over a period of many years. NAICC assumed certain policyholder obligations of a general liability policy issued to PSI for a portion of those years. The PSI Claim liability is reinsured under various contracts involving numerous reinsurance companies under which NAICC ceded $1,200, which includes loss adjustment expenses not previously ceded of $295. To date, the reinsurers have paid approximately $646. At this time, reinsurers have not disputed the unpaid amount ceded in the submission, and no proceedings are in progress. NAICC believes that the ultimate disposition of the PSI Claim will not have a material adverse impact on the financial condition of DHC.


NOTE 7.  INCOME TAXES

DHC files a Federal consolidated income tax return with its subsidiaries which will include the taxable results of the acquired companies described in Note 2 subsequent to their acquisition. DHC's Federal consolidated return includes the taxable results of certain grantor trusts established pursuant to a prior court approved reorganization to assume various liabilities of certain present and former subsidiaries of DHC. These trusts are not consolidated with DHC for financial statement purposes. DHC records its interim tax provisions based upon estimated effective tax rates for the year.

DHC has made provisions for certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activities of the trusts referred to above. For further information, reference is made to Note 8 of the Notes to the Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 2001.

                         DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 8.  STOCKHOLDERS' EQUITY

As of June 30, 2002, there were 30,838,889 shares of common stock issued of which 30,828,093 were outstanding; the remaining 10,796 shares of Common stock issued but not outstanding are held as treasury stock. In connection with efforts to preserve Danielson's net operating tax loss carryforwards, Danielson has imposed restrictions on the ability of holders of five percent or more of DHC Common Stock to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock.

During the second quarter of 2002, DHC consummated a rights offering to provide funds for the acquisition of ACL and related entities as discussed in Note 2. 8,705,219 shares of Common Stock were issued at $5 per share pursuant to the rights offering in exchange for $42,228 in net proceeds, net of expenses. Expenses included a $1,000 backstop fee paid to SZ Investments LLC, a major stockholder of DHC. In addition, 2,002,558 shares were issued pursuant to warrants exercised that were previously held by SZ Investments LLC for proceeds of $9,500 and 264,582 shares were issued pursuant to the exercise of options for proceeds of $1,087.

In connection with the ACL acquisition, 339,040 shares of restricted common stock were issued to ACL management for their continued employment. These restricted shares which have been valued at fair value at the date of issuance vest one-third annually over a three year period.

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 9.   BUSINESS SEGMENTS


                                       BARGING      CONSTRUCTION    TERMINALS     INSURANCE         OTHER         TOTAL
                                       -------      ------------    ---------     ---------         -----         -----
QUARTER ENDED JUNE 30, 2002
 Revenues  from external customers     $  53,465     $   1,358      $   6,114     $  23,149      $      --      $  84,086
 Segment earnings (loss)                   1,836          (826)         1,101           870         (1,512)         1,469

QUARTER ENDED JUNE 30, 2001
 Revenues  from external customers     $      --     $      --      $      --     $  22,842      $      --      $  22,842
 Segment (loss) earnings                      --            --             --        (6,930)           443         (6,537)

SIX MONTHS ENDED JUNE 30, 2002
 Revenues  from external customers     $  53,465     $   1,358      $   6,114     $  43,869      $      --      $ 104,806
 Segment earnings (loss)                   1,836          (826)         1,101         1,319         (2,057)         1,373

SIX MONTHS ENDED JUNE 30, 2001
 Revenues  from external customers     $      --     $      --      $      --     $  44,991      $      --      $  44,991
 Segment (loss) earnings                      --            --             --        (6,397)           327         (6,070)


The following is a reconciliation segment (loss) earnings to consolidated totals.

                                QUARTER        QUARTER        SIX MONTHS    SIX MONTHS
                                 ENDED          ENDED           ENDED         ENDED
                                JUNE 30,       JUNE 30,        JUNE 30,      JUNE 30,
                                  2002           2001           2002           2001
                                ---------      ---------      ---------      ---------

Total segment earnings
 (loss)                         $   1,469      $  (6,537)    $    1,373      $  (6,070)
Unallocated amounts:
 Gain on ACL bonds                  8,402             --          8,402             --
 Interest expense                  (4,989)            --         (4,989)            --
 Other, net                          (396)            --           (337)            --
                                ---------      ---------      ---------      ---------
Net income (loss)               $   4,486      $  (6,537)     $   4,449      $  (6,070)
                                =========      =========      =========      =========


Danielson's non-insurance service assets increased substantially since December 31, 2001 due to the acquisition described in Note 2.

                         DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 10.  CHANGES IN ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 has been superceded by SFAS 144 which is described below. The adoption of SFAS 142 on January 1, 2002 has not had a significant effect on Danielson's financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Danielson adopted SFAS 144 in the first quarter 2002. The provisions of SFAS 144 did not have an impact on Danielson's financial statements during the six month period ended June 30, 2002.

                 DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 11.  COMPREHENSIVE INCOME (LOSS)

                                                          FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                      JUNE 30, 2002       JUNE 30, 2001     JUNE 30, 2002       JUNE 30, 2001
                                                      -------------       -------------     -------------       -------------
Net income (loss)                                        $  4,341           $ (5,579)          $  4,287           $ (4,692)

Unrealized holding gains arising during the
  period                                                      207              5,161             11,132              5,910
Less: Reclassification adjustment for net gains
  included in net income (loss)                           (12,478)               (35)           (12,478)              (851)
                                                         --------           --------           --------           --------
Net unrealized (losses) gains on securities               (12,271)             5,126             (1,346)             5,059


                                                         --------           --------           --------           --------
Total comprehensive (loss) income                        $ (7,930)          $   (453)          $  2,941           $    367
                                                         ========           ========           ========           ========


NOTE 12.  GUARANTOR FINANCIAL STATEMENTS

Debt issued by ACL amounting to approximately $597,000 and the Revolving Credit Facility which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $50,000, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp., any accounts receivable subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the Parent Company and Nonguarantor Subsidiaries and the Guarantor Subsidiaries as of June 30, 2002 and for the quarter and six months ended June 30, 2002.

Danielson acquired ACL in May 2002. The following supplemental financial information also sets forth on a combined basis, combining statements of operations and statements of cash flows for ACL and its Nonguarantor Subsidiaries and the Guarantor Subsidiaries for periods prior to Danielson's acquisition of ACL on May 29, 2002.

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
   OF DANIELSON HOLDING CORPORATION FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                           PARENT COMPANY
                                          AND NONGUARANTOR       GUARANTOR                             COMBINED
                                            SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                            ------------       ------------       ------------          ------
OPERATING REVENUES
 Marine Services Revenue                      $ 10,538           $ 50,684           $   (285)          $ 60,937
 Insurance Premiums Earned                      17,550                 --                 --             17,550
 Net Investment Income Applicable to
   Insurance Operations                          5,429                 --                 --              5,429
 Other Income Applicable to
   Insurance Operations                            170                 --                 --                170
                                              --------           --------           --------           --------
TOTAL OPERATING REVENUES                        33,687             50,684               (285)            84,086

OPERATING EXPENSES

MARINE SERVICES
 Materials, Supplies and Other                   3,379             21,634               (285)            24,728
 Restructuring Costs                                --                134                 --                134
 Rent                                              687              4,242                 --              4,929
 Labor and Fringe Benefits                       2,055             11,609                 --             13,664
 Fuel                                              146              6,832                 --              6,978
 Depreciation and Amortization                   1,062              5,047                 23              6,132
 Gain on Property Dispositions                       6                (95)                --                (89)
 Taxes, other than Income Taxes                     76              2,273                 --              2,349
                                              --------           --------           --------           --------
                                                 7,411             51,676               (262)            58,825
INSURANCE SERVICES
 Insurance Losses and Loss
   Adjustment Expenses                          16,667                 --                 --             16,667
 Policyholder Dividends                             --                 --                 --                 --
 Policy Acquisition Expenses                     4,305                 --                 --              4,305
 General and Administrative Expenses             1,307                 --                 --              1,307
                                              --------           --------           --------           --------
                                                22,279                 --                 --             22,279

Parent Company Administrative
  Expenses                                       1,513                 --                 --              1,513
                                              --------           --------           --------           --------
TOTAL OPERATING EXPENSES                        31,203             51,676               (262)            82,617
                                              --------           --------           --------           --------

OPERATING INCOME (LOSS)                          2,484               (992)               (23)             1,469

OTHER EXPENSE (INCOME)
 Interest Expense                                  530              4,459                 --              4,989
 Parent Company Investment Income
   Related to ACL Debt                          (7,819)                --                 --             (7,819)
 Other, Net                                      4,248               (760)            (3,675)              (187)
                                              --------           --------           --------           --------
 Net Other Expense (Income)                     (3,041)             3,699             (3,675)            (3,017)

INCOME BEFORE TAXES                              5,525             (4,691)             3,652              4,486

PROVISION FOR INCOME TAXES                         126                 19                 --                145
                                              --------           --------           --------           --------

NET INCOME (LOSS)                             $  5,399           $ (4,710)          $  3,652           $  4,341
                                              ========           ========           ========           ========

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
    OF DANIELSON HOLDING CORPORATION FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                            PARENT COMPANY
                                           AND NONGUARANTOR       GUARANTOR                                COMBINED
                                             SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS           TOTALS
                                             ------------        ------------        ------------           ------
OPERATING REVENUES
 Marine Services Revenue                      $  10,538           $  50,684           $    (285)          $  60,937
 Insurance Premiums Earned                       36,588                  --                  --              36,588
 Net Investment Income Applicable
   to Insurance Operations                        6,915                  --                  --               6,915
 Other Income Applicable to
   Insurance Operations                             366                  --                  --                 366
                                              ---------           ---------           ---------           ---------
TOTAL OPERATING REVENUES                         54,407              50,684                (285)            104,806

OPERATING EXPENSES

MARINE SERVICES
 Materials, Supplies and Other                    3,379              21,634                (285)             24,728
 Restructuring Costs                                 --                 134                  --                 134
 Rent                                               687               4,242                  --               4,929
 Labor and Fringe Benefits                        2,055              11,609                  --              13,664
 Fuel                                               146               6,832                  --               6,978
 Depreciation and Amortization                    1,062               5,047                  23               6,132
 Gain on Property Dispositions                        6                 (95)                 --                 (89)
 Taxes, other than Income Taxes                      76               2,273                  --               2,349
                                              ---------           ---------           ---------           ---------
                                                  7,411              51,676                (262)             58,825
INSURANCE SERVICES
 Insurance Losses and Loss
   Adjustment Expenses                           31,399                  --                  --              31,399
 Policyholder Dividends                              --                  --                  --                  --
 Policy Acquisition Expenses                      8,363                  --                  --               8,363
 General and Administrative Expenses              2,788                  --                  --               2,788
                                              ---------           ---------           ---------           ---------
                                                 42,550                  --                  --              42,550

 Parent Company Administrative
   Expenses                                       2,058                  --                  --               2,058

TOTAL OPERATING EXPENSES                         52,019              51,676                (262)            103,433

OPERATING INCOME (LOSS)                           2,388                (992)                (23)              1,373

OTHER EXPENSE (INCOME)
 Interest Expense                                   530               4,459                  --               4,989
 Parent Company Investment Income
   Related to ACL Debt                           (7,819)                 --                  --              (7,819)
 Other, Net                                       4,189                (760)             (3,675)               (246)
                                              ---------           ---------           ---------           ---------
 Net Other Expense (Income)                      (3,100)              3,699              (3,675)             (3,076)

INCOME BEFORE TAXES                               5,488              (4,691)              3,652               4,449

PROVISION FOR INCOME TAXES                          143                  19                  --                 162
                                              ---------           ---------           ---------           ---------

NET INCOME (LOSS)                             $   5,345           $  (4,710)          $   3,652           $   4,287
                                              =========           =========           =========           =========

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

              CONDENSED COMBINING STATEMENTS OF FINANCIAL POSITION
               OF DANIELSON HOLDING CORPORATION AT JUNE 30, 2002


                                                       PARENT COMPANY
                                                      AND NONGUARANTOR      GUARANTOR                            COMBINED
                                                         SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS         TOTALS
                                                         ------------      ------------      ------------         ------
CURRENT ASSETS
 Cash and Cash Equivalents                               $    11,837       $    14,620       $        --       $    26,457
 Restricted Cash                                               5,877                --                --             5,877
 Accounts Receivable, Net                                     36,578            31,623           (11,358)           56,843
 Materials and Supplies                                        1,168            39,764                --            40,932
 Investments                                                      84                --              (425)             (341)
 Other Current Assets                                          1,395            37,281            (2,075)           36,601
                                                         -----------       -----------       -----------       -----------
   Total Current Assets                                       56,939           123,288           (13,858)          166,369

PROPERTIES - Net                                             135,213           538,139             1,267           674,619
PENSION ASSETS                                                    --            21,511                --            21,511
OTHER ASSETS                                                 168,294           120,527          (194,213)           94,608

INSURANCE SERVICES' ASSETS:
 Cash and Cash Equivalents                                    15,295                --                --            15,295
 Investments                                                 101,399                --                --           101,399
 Other Assets                                                 37,601                --                --            37,601
                                                         -----------       -----------       -----------       -----------
   Total Insurance Services' Assets                          154,295                --                --           154,295

                                                         -----------       -----------       -----------       -----------
   Total Assets                                          $   514,741       $   803,465       $  (206,804)      $ 1,111,402
                                                         ===========       ===========       ===========       ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                        $     4,476       $    36,349       $        14       $    40,839
 Accrued Payroll and Fringe Benefits                           1,513            12,693                --            14,206
 Deferred Revenue                                              2,603            15,907            (2,075)           16,435
 Accrued Claims and Insurance Premiums                            --            26,926                --            26,926
 Accrued Interest                                                506             5,712                --             6,218
 Short-Term Debt                                                  --            34,000                --            34,000
 Current Portion of Long-Term Debt                             8,954            25,000                --            33,954
 Other Current Liabilities                                    19,257            33,343           (12,535)           40,065
                                                         -----------       -----------       -----------       -----------
   Total Current Liabilities                                  37,309           189,930           (14,596)          212,643
                                                                                                      --                --
LONG-TERM NOTE PAYABLE TO AFFILIATE                           92,569                --           (91,714)              855
LONG-TERM DEBT                                                80,235           501,577            10,305           592,117
OTHER LONG TERM LIABILITIES                                   16,374            37,293              (969)           52,698

INSURANCE SERVICES' LIABILITIES:
 Unpaid Losses and Loss Adjustment Expenses                  100,617                --                --           100,617
 Unearned Premiums and Reinsurance Premiums Payable           17,643                --                --            17,643
 Other Insurance Services' Liabilities                         4,563                --                --             4,563
                                                         -----------       -----------       -----------       -----------
   Total Insurance Services' Liabilities                     122,823                --                --           122,823

                                                         -----------       -----------       -----------       -----------
   Total Liabilities                                         226,487           728,800           (96,974)          981,136
                                                         -----------       -----------       -----------       -----------

STOCKHOLDERS' EQUITY:
 Preferred Stock ($0.10 par value; authorized
  10,000,000 shares; none issued and outstanding)                 --                --                --                --
 Common Stock ($.10 par value; authorized
  150,000,000 shares; issued 30,828,093 shares
  and 19,516,694; outstanding 19,505,898 shares
  and 19,505,952 shares)                                      28,419            78,217          (103,553)            3,083
 Additional Paid-in Capital                                  173,868             1,695           (59,069)          116,494
 Unearned Compensation                                        (1,695)           (1,648)            1,695            (1,648)
 Accumulated Other Comprehensive Loss                          1,258                97             3,015             4,370
 Retained Earnings                                           (36,353)           (3,696)           48,082             8,033
 Treasury Stock (Cost of 10,796 shares)                          (66)               --                --               (66)
                                                         -----------       -----------       -----------       -----------
   Total Stockholders' Equity                                165,431            74,665          (109,830)          130,266
                                                         -----------       -----------       -----------       -----------

                                                         -----------       -----------       -----------       -----------
   Total Liabilities and Stockholders' Equity            $   391,918       $   803,465       $  (206,804)      $ 1,111,402
                                                         ===========       ===========       ===========       ===========

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                 CONDENSED COMBINING STATEMENTS OF CASH FLOWS OF
      DANIELSON HOLDING CORPORATION FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                            PARENT COMPANY
                                                           AND NONGUARANTOR     GUARANTOR                    COMBINED
                                                             SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS     TOTALS
                                                             ------------     ------------   ------------     ------
OPERATING ACTIVITIES
 Net Income (Loss)                                             $  8,526         $ (4,239)      $     --      $  4,287
 Adjustments to Reconcile Net Income (Loss) to Net Cash
 Used In Operating Activities:
  Unrealized Gain Related to ACL Debt Contributed in
   Acquisition of ACL                                           (12,478)              --             --       (12,478)
  Depreciation and Amortization                                   1,640            4,492             --         6,132
  Interest Accretion and Discount Amortization                      314              484             --           798
  Gain on Property Dispositions                                       6              (95)            --           (89)
  Other Operating Activities                                      1,640             (638)            --         1,002
  Changes in Operating Assets and Liabilities:
   Accounts Receivable                                           (8,776)          (2,228)            --       (11,004)
   Materials and Supplies                                           197           (4,445)            --        (4,248)
   Accrued Interest                                                (640)           4,287             --         3,647
   Other Current Assets                                           4,483            4,421             --         8,904
   Other Current Liabilities                                     (5,820)          (2,601)            --        (8,421)
                                                               --------         --------       --------      --------
   Net Cash Used in Operating Activities                        (10,908)            (562)            --       (11,470)

INVESTING ACTIVITIES
  Property Additions                                             (1,334)            (738)            --        (2,072)
  Purchase of ACL, GMS and Vessel Leasing                       (42,665)              --             --       (42,665)
  Net Change in Restricted Cash                                     687               --             --           687
  Proceeds from the Sale of Investment Securities                 1,153               --             --         1,153
  Matured or Called Investment Securities                        10,202               --             --        10,202
  Purchase of Investment Securities                              (5,783)              --             --        (5,783)
  Other Investing Activities                                         32             (310)            --          (278)
  Proceeds from Property Dispositions                                 6              403             --           409
                                                               --------         --------       --------      --------
   Net Cash Used in Investing Activities                        (37,702)            (645)            --       (38,347)

FINANCING ACTIVITIES
  Long-Term Debt Issued                                           3,206               --             --         3,206
  Long-Term Debt Repaid                                          (1,246)              --             --        (1,246)
  Cash Overdrafts                                                    --           (2,900)            --        (2,900)
  Proceeds from Rights Offering, Net of Expenses                 42,228               --             --        42,228
  Proceeds from Exercise of Warrants for Common Stock             9,500               --             --         9,500
  Proceeds from Exercise of Options for Common Stock              1,088               --             --         1,088
                                                               --------         --------       --------      --------
   Net Cash Provided by Financing Activities                     54,776           (2,900)            --        51,876

Net Increase (Decrease) in Cash and Cash Equivalents              6,166           (4,107)            --         2,059
Cash and Cash Equivalents at Beginning of Period                 20,966           18,727             --        39,693
                                                               --------         --------       --------      --------
   Cash and Cash Equivalents at End of Period                  $ 27,132         $ 14,620       $     --      $ 41,752
                                                               ========         ========       ========      ========

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                  CONDENSED COMBINING STATEMENTS OF OPERATIONS
                        OF AMERICAN COMMERCIAL LINES LLC
                  FOR THE PERIOD MARCH 30 THROUGH MAY 28, 2002

                                                 ACL AND
                                               NONGUARANTOR          GUARANTOR                                COMBINED
                                               SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS            TOTALS
                                               ------------        ------------        ------------            ------
OPERATING REVENUE                                $   6,321           $ 107,616           $      --           $ 113,937

OPERATING EXPENSE
  Materials, Supplies and Other                      4,872              54,729                  --              59,601
  Restructuring Cost                                    --               9,938                  --               9,938
  Rent                                                 232               9,199                  --               9,431
  Labor and Fringe Benefits                            742              23,926                  --              24,668
  Fuel                                                  76              13,035                  --              13,111
  Depreciation and Amortization                        998               7,763                  --               8,761
  Gain on Property Dispositions, Net                    --                (450)                 --                (450)
  Taxes, Other Than Income Taxes                         2               4,450                  --               4,452
                                                 ---------           ---------           ---------           ---------
                                                     6,922             122,590                  --             129,512
                                                 ---------           ---------           ---------           ---------

OPERATING LOSS                                        (601)            (14,974)                 --             (15,575)

OTHER EXPENSE (INCOME)
  Interest Expense                                      21               9,264                  --               9,285
  Interest Expense, Affiliate - Net                  1,108                  --              (1,108)                 --
  Other, Net                                          (188)                687               1,108               1,607
                                                 ---------           ---------           ---------           ---------
                                                       941               9,951                  --              10,892
                                                 ---------           ---------           ---------           ---------

LOSS BEFORE INCOME TAXES                            (1,542)            (24,925)                 --             (26,467)

INCOME TAXES                                            30                  44                  --                  74
                                                 ---------           ---------           ---------           ---------

NET LOSS                                         $  (1,572)          $ (24,969)          $      --           $ (26,541)
                                                 =========           =========           =========           =========

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                   CONDENSED COMBINING STATEMENT OF OPERATIONS
                        OF AMERICAN COMMERCIAL LINES LLC
             FOR THE PERIOD DECEMBER 29, 2001 THROUGH MAY 28, 2002

                                                  ACL AND
                                               NONGUARANTOR          GUARANTOR                               COMBINED
                                               SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS           TOTALS
                                               ------------        ------------        ------------           ------
OPERATING REVENUE                                $  11,742           $ 273,063           $      --           $ 284,805

OPERATING EXPENSE
  Materials, Supplies and Other                      9,729             128,363                  --             138,092
  Restructuring Cost                                    --              13,493                  --              13,493
  Rent                                                 594              22,527                  --              23,121
  Labor and Fringe Benefits                          1,588              64,172                  --              65,760
  Fuel                                                 118              30,316                  --              30,434
  Depreciation and Amortization                      2,411              19,413                  --              21,824
  Gain on Property Dispositions, Net                    (3)               (452)                 --                (455)
  Taxes, Other Than Income Taxes                        24              10,902                  --              10,926
                                                 ---------           ---------           ---------           ---------
                                                    14,461             288,734                  --             303,195
                                                 ---------           ---------           ---------           ---------

OPERATING LOSS                                      (2,719)            (15,671)                 --             (18,390)

OTHER EXPENSE (INCOME)
  Interest Expense                                      21              25,691                  --              25,712
  Interest Expense, Affiliate - Net                  2,801                  --              (2,801)                 --
  Other, Net                                          (501)             (1,473)              2,801                 827
                                                 ---------           ---------           ---------           ---------
                                                     2,321              24,218                  --              26,539
                                                 ---------           ---------           ---------           ---------

LOSS BEFORE INCOME TAXES                            (5,040)            (39,889)                 --             (44,929)

INCOME TAXES (BENEFIT)                                  57                (976)                 --                (919)
                                                 ---------           ---------           ---------           ---------

NET LOSS                                         $  (5,097)          $ (38,913)          $      --           $ (44,010)
                                                 =========           =========           =========           =========

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                   CONDENSED COMBINING STATEMENT OF OPERATIONS
      OF AMERICAN COMMERCIAL LINES LLC FOR THE QUARTER ENDED JUNE 29, 2001

                                                      ACL AND
                                                   NONGUARANTOR          GUARANTOR                               COMBINED
                                                   SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS           TOTALS
                                                   ------------        ------------        ------------           ------
OPERATING REVENUE                                    $   8,873           $ 184,011           $      --           $ 192,884

OPERATING EXPENSE
  Materials, Supplies and Other                          4,975              81,407                  --              86,382
  Rent                                                     431              13,827                  --              14,258
  Labor and Fringe Benefits                              1,006              40,132                  --              41,138
  Fuel                                                     136              23,794                  --              23,930
  Depreciation and Amortization                          1,301              12,875                  --              14,176
  Gain on Property Dispositions, Net                        --             (11,033)                 --             (11,033)
  Taxes, Other Than Income Taxes                             3               6,836                  --               6,839
                                                     ---------           ---------           ---------           ---------
                                                         7,852             167,838                  --             175,690
                                                     ---------           ---------           ---------           ---------

OPERATING INCOME                                         1,021              16,173                  --              17,194

OTHER EXPENSE (INCOME)
  Interest Expense                                          --              18,529                  --              18,529
  Interest Expense, Affiliate - Net                      1,611                  --              (1,611)                 --
  Other, Net                                            (1,170)             (2,366)              1,611              (1,925)
                                                     ---------           ---------           ---------           ---------
                                                           441              16,163                  --              16,604
                                                     ---------           ---------           ---------           ---------
EARNINGS BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                                      2                  10                  --                  12

INCOME TAXES (BENEFIT)                                     (26)                185                  --                 159
                                                     ---------           ---------           ---------           ---------

(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEM                   28                (175)                 --                (147)

EXTRAORDINARY ITEM - GAIN ON EARLY
     EXTINGUISHMENT OF DEBT                                 --               1,885                  --               1,885
                                                     ---------           ---------           ---------           ---------

NET EARNINGS                                         $      28           $   1,710           $      --           $   1,738
                                                     =========           =========           =========           =========

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                   CONDENSED COMBINING STATEMENT OF OPERATIONS
    OF AMERICAN COMMERCIAL LINES LLC FOR THE SIX MONTHS ENDED JUNE 29, 2001

                                                      ACL AND
                                                   NONGUARANTOR          GUARANTOR                               COMBINED
                                                   SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS           TOTALS
                                                   ------------        ------------        ------------           ------
OPERATING REVENUE                                    $  14,845           $ 351,137           $      --           $ 365,982

OPERATING EXPENSE
  Materials, Supplies and Other                          9,727             161,278                  --             171,005
  Rent                                                     792              27,724                  --              28,516
  Labor and Fringe Benefits                              1,832              79,491                  --              81,323
  Fuel                                                      64              47,627                  --              47,691
  Depreciation and Amortization                          2,572              25,794                  --              28,366
  Gain on Property Dispositions, Net                        --             (11,074)                 --             (11,074)
  Taxes, Other Than Income Taxes                             6              13,389                  --              13,395
                                                     ---------           ---------           ---------           ---------
                                                        14,993             344,229                  --             359,222
                                                     ---------           ---------           ---------           ---------

OPERATING INCOME (LOSS)                                   (148)              6,908                  --               6,760

OTHER EXPENSE (INCOME)
  Interest Expense                                          --              38,080                  --              38,080
  Interest Expense, Affiliate - Net                      3,165                  --              (3,165)                 --
  Other, Net                                              (948)              3,730)              3,165              (1,513)
                                                     ---------           ---------           ---------           ---------
                                                         2,217              34,350                  --              36,567
                                                     ---------           ---------           ---------           ---------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY
      ITEM AND CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                  (2,365)            (27,442)                 --             (29,807)

INCOME TAXES                                                51                 211                  --                 262
                                                     ---------           ---------           ---------           ---------

LOSS BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE             (2,416)            (27,653)                 --             (30,069)

EXTRAORDINARY ITEM - GAIN ON EARLY
     EXTINGUISHMENT OF DEBT                                 --               1,885                  --               1,885

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      --                (490)                 --                (490)
                                                     ---------           ---------           ---------           ---------

NET LOSS                                             $  (2,416)          $ (26,258)          $      --           $ (28,674)
                                                     =========           =========           =========           =========

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                        OF AMERICAN COMMERCIAL LINES LLC
             FOR THE PERIOD DECEMBER 29, 2001 THROUGH MAY 28, 2002

                                                                 ACL AND
                                                               NONGUARANTOR         GUARANTOR                             COMBINED
                                                               SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                               ------------       ------------       ------------          ------
OPERATING ACTIVITIES
  Net Loss                                                       $ (5,088)          $(38,922)          $     --           $(44,010)
  Adjustments to Reconcile Net Loss to Net Cash
     Provided by (Used in) Operating Activities:
        Depreciation and Amortization                               2,420             19,404                 --             21,824
        Interest Accretion and Discount Amortization                  (10)             1,255                 --              1,245
        Gain on Property Dispositions                                  (3)              (452)                --               (455)
        Other Operating Activities                                   (782)            (4,640)                --             (5,422)
        Changes in Operating Assets and Liabilities:
           Accounts Receivable                                      2,958            (18,565)            12,367             (3,240)
           Materials and Supplies                                     (21)            (5,139)                --             (5,160)
           Accrued Interest                                             1             10,331                 --             10,332
           Other Current Assets                                     1,278             (4,427)                --             (3,149)
           Other Current Liabilities                                  695             20,029            (12,367)             8,357
                                                                 --------           --------           --------           --------
           Net Cash (Used in) Provided by
            Operating Activities                                    1,448            (21,126)                --            (19,678)

INVESTING ACTIVITIES
  Property Additions                                                  (51)            (5,554)                --             (5,605)
  Proceeds from Property Dispositions                                   3                985                 --                988
  Other Investing Activities                                            5             (2,276)              (588)            (2,859)
                                                                 --------           --------           --------           --------
              Net Cash Used in Investing Activities                   (43)            (6,845)              (588)            (7,476)

FINANCING ACTIVITIES
  Danielson Holding Corporation Investment                             --             25,000                 --             25,000
  Cash Dividends Paid                                                (588)           (25,190)               588            (25,190)
  Bank Overdrafts                                                      --              1,149                 --              1,149
  Other Financing                                                      --               (173)                --               (173)
                                                                 --------           --------           --------           --------
              Net Cash Provided by (Used in)
               Financing Activities                                  (588)               786                588                786

Net (Decrease) Increase in Cash and Cash Equivalents                  817            (27,185)                --            (26,368)
Cash and Cash Equivalents at Beginning of Period                    1,341             45,912                 --             47,253
                                                                 --------           --------           --------           --------
              Cash and Cash Equivalents at
               End of Period                                     $  2,158           $ 18,727           $     --           $ 20,885
                                                                 ========           ========           ========           ========

                          DANIELSON HOLDING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
    OF AMERICAN COMMERCIAL LINES LLC FOR THE SIX MONTHS ENDED JUNE 29, 2001

                                                      ACL AND
                                                    NONGUARANTOR        GUARANTOR                              COMBINED
                                                    SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                    ------------       ------------       ------------          ------
OPERATING ACTIVITIES
  Net Loss                                            $ (1,823)          $(26,258)          $     --           $(28,081)
  Adjustments to Reconcile Net Loss
     to Net Cash Provided by (Used in)
     Operating Activities:
        Depreciation and Amortization                    2,572             27,783                 --             30,355
        Gain on Property Dispositions                       --            (11,074)                --            (11,074)
        Other Operating Activities                      (2,674)            (1,743)                --             (4,417)
        Changes in Operating Assets and
         Liabilities:
           Accounts Receivable                         (12,936)               555                 --            (12,381)
           Materials and Supplies                         (426)            (1,968)                --             (2,394)
           Accrued Interest                                 --                385                 --                385
           Other Current Assets                          3,765             (9,342)                --             (5,577)
           Other Current Liabilities                     6,012             22,010                 --             28,022
                                                      --------           --------           --------           --------
              Net Cash Provided by (Used in)
               Operating Activities                     (5,510)               348                 --             (5,162)

INVESTING ACTIVITIES
  Property Additions                                    (1,729)            (7,279)                --             (9,008)
  Proceeds from Property Dispositions                       --             16,683                 --             16,683
  Proceeds from Sale of Terminals                           --              8,241                 --              8,241
  Other Investing Activities                             7,056             (7,062)              (954)              (960)
                                                      --------           --------           --------           --------
              Net Cash Provided by Investing
               Activities                                5,327             10,583               (954)            14,956

FINANCING ACTIVITIES
  Short-Term Borrowings                                     --              8,250                 --              8,250
  Long-Term Debt Repaid                                     --            (34,007)                --            (34,007)
  Cash Dividends Paid                                   (1,000)                --              1,000                 --
  Bank Overdrafts                                           --             (9,656)                --             (9,656)
  Debt Costs                                                --             (3,462)                --             (3,462)
  Other Financing                                           46                103                (46)               103
                                                      --------           --------           --------           --------
              Net Cash Used in Financing
               Activities                                 (954)           (38,772)               954            (38,772)

Net Decrease in Cash and Cash Equivalents               (1,137)           (27,841)                --            (28,978)
Cash and Cash Equivalents at
 Beginning of Period                                     2,279             57,289                 --             59,568
                                                      --------           --------           --------           --------
              Cash and Cash Equivalents at
               End of Period                          $  1,142           $ 29,448           $     --           $ 30,590
                                                      ========           ========           ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING AND CAUTIONARY STATEMENTS

      This Quarterly Report contains certain forward-looking statements about the financial position and results of operations of Danielson Holding Corporation ("DHC") and its subsidiaries (collectively with DHC, "Danielson"). These statements include words such as believe, expect, anticipate, intend, estimate or other similar words. Any statements that express or involve discussions as to expectations, beliefs or plans are not historical facts and involve known and unknown risks, uncertainties and other important factors that may cause the actual results to materially differ from those considered by the forward-looking statements. Such important factors include:

      - natural catastrophes, reinsurer insolvencies or possible loss reserve deficiencies due to adverse loss experience;

      -     substantial leverage and ability to service debt;

      - changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries;

      - general economic and business conditions, including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports;

      - annual worldwide weather conditions, particularly those affecting North and South America.


      Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and Danielson does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

OVERVIEW

      DHC is organized as a holding company with substantially all of its operations conducted by subsidiaries. DHC, on a parent-only basis, has limited continuing expenditures for rent and administrative expenses and derives revenues primarily from investment returns on portfolio securities. Therefore, the analysis of Danielson's financial condition is generally done on an operating subsidiary basis.

      On May 29, 2002, Danielson consummated a transaction (the "Danielson Recapitalization") to acquire 100% of the membership interest of ACLines LLC ("ACLines"), the single member owner of American Commercial Lines Holdings LLC ("ACL Holdings"), which is the single member owner of American Commercial Lines LLC ("ACL"). ACL is an integrated marine transportation and service company, operating approximately 5,100 barges and 200 towboats on the inland waterways of North and South America. ACL transports more than 70 million tons of freight annually. Additionally, ACL operates marine construction, repair and service facilities and river terminals.

      Also on May 29, 2002, DHC acquired a 5.4% interest in Global Material Services LLC ("GMS"), an entity in which ACL has a 50% ownership interest. GMS is an owner and operator of 27 marine terminal and warehouse facilities located in the United States and the Netherlands. In addition, GMS has a 20% equity interest in Global Material Services Venezuela, C.A. ("GMSV"), a newly formed entity engaged in the unloading of barges in Venezuela. ACL has a 32% direct ownership interest in GMSV. Danielson, through its ownership of ACL and GMS, has a 43% ownership interest in GMSV and voting control over GMSV indirectly through other entities. Danielson consolidates the financial statements of GMS and GMSV as a result of this structure in its financial statements.

      Simultaneously with the Danielson Recapitalization on May 29, 2002, DHC also acquired a 50% ownership interest in Vessel Leasing LLC ("Vessel Leasing"), an entity in which ACL has a 50% ownership interest. Vessel Leasing is an owner of marine equipment, which is leased to ACL. Vessel Leasing is considered a special purpose entity under generally accepted accounting principles and is consolidated by ACL.

      Revenues and operating expenses of ACL, GMS and GMSV are combined beginning May 29, 2002 in the accompanying Condensed Consolidated Statement of Operations contained herein and are referred to as "Marine Services". DHC also has 100% ownership of National American Insurance Company of California and its subsidiaries ("NAICC"). Revenues and operating expenses of NAICC are referred to as "Insurance Services" in the accompanying Condensed Consolidated Statement of Operations. The assets and liabilities of NAICC are presented on the Condensed Consolidated Statement of Financial Position contained herein on an unclassified basis and the assets and liabilities of the parent company, DHC, and the Marine Services group are combined on a classified basis.


RESULTS OF OPERATIONS - MARINE SERVICES

      Since the Marine Services group's operating revenues and expenses included in the accompanying Condensed Consolidated Statement of Operations on a historical basis are only for the period from May 29, 2002, the date of the Danielson Recapitalization, to June 28, 2002, the comparisons of the Marine Services group's operating results are in reference to the pro forma operating results of the companies in that group presented for the periods indicated as if the Danielson Recapitalization had occurred as of January 1, 2001.

                                DHC CONSOLIDATED
                        PRO FORMA OPERATING INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                         QUARTER ENDED              SIX MONTHS ENDED
                                                                      --------------------       -----------------------
                                                                      JUNE 30,    JUNE 30,       JUNE 30,       JUNE 30,
                                                                        2002       2001            2002           2001
                                                                      --------    --------       --------       --------

OPERATING REVENUE
     Domestic Barging                                                 $140,018    $155,398       $280,060       $295,707
     International Barging                                              11,864       8,873         17,285         14,845
     Construction                                                       15,706      25,515         39,017         48,886
     Terminals                                                          16,006      13,837         30,592         28,338
     Other
                                                                      --------    --------       --------       --------
MARINE SERVICES REVENUE                                                183,594     203,623        366,954        387,776
  Insurance Premiums Earned                                             17,550      20,254         36,588         39,396
  Investment and Other Income Applicable to Insurance Operations         5,599       2,588          7,281          5,595
                                                                      --------    --------       --------       --------
TOTAL OPERATING REVENUE                                                206,743     226,465        410,823        432,767

OPERATING EXPENSE
     Domestic Barging                                                  148,156     146,040        289,947        299,882
     International Barging                                              10,353       7,436         18,243         14,659
     Construction                                                       16,919      22,896         38,556         45,406
     Terminals                                                          13,771      11,373         25,862         24,518
     Other - DHC parent                                                  1,513         572          2,058          1,144
                                                                      --------    --------       --------       --------
MARINE SERVICES OPERATING EXPENSE                                      190,712     188,317        374,666        385,609
  Expenses Related to Insurance Services                                22,279      28,807         42,550         49,917
                                                                      --------    --------       --------       --------
TOTAL OPERATING EXPENSE                                                212,991     217,124        417,216        435,526
                                                                      --------    --------       --------       --------
OPERATING (LOSS) INCOME                                               $ (6,248)   $  9,341       $ (6,393)      $ (2,759)
                                                                      ========    ========       ========       ========


QUARTER ENDED JUNE 2002 COMPARED WITH QUARTER ENDED JUNE 2001

      Operating Revenue. Marine Services revenue for the second quarter 2002 was $60.9 million compared to no revenue in the second quarter of 2001, due to the acquisitions described above. On a pro forma basis, Marine Services' revenue declined $20.0 million or 9.8% in the second quarter of 2002 as compared to the second quarter of 2001. The decrease in revenue was primarily due to lower domestic barging freight rates and volume, lower construction revenue due to a strike at ACL's Jeffboat LLC ("Jeffboat") subsidiary, partially offset by higher revenue from international barging and terminals.

      Domestic barging revenue decreased $15.4 million or 9.9% due to lower barging rates for grain freight and other commodities, lower other bulk freight volume, lower liquid freight volume and lower towing and demurrage revenue, partially offset by increased volume as a result of better operating conditions. International barging revenues increased $3.0 million or 33.7% due to a new operation in Venezuela to move bauxite tonnage during the low water navigation season, the sale of logistics services to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela and revenue from ACL's Dominican Republic unit, which began operation in the third quarter of 2001. Revenue at Jeffboat decreased $9.8 million or 38.4% primarily due to lower volume of hopper and tank barge production as a result of the strike. Terminal revenue was higher due to the start of GMSV operations partially offset by reduced alloy storage revenue from GMS.

      Operating Expense. Marine Services expense was $59.0 million for the second quarter 2002 compared to no expense in the second quarter of 2001, due to the acquisitions described above. On a pro forma basis, Marine Services operating expense increased $2.4 million or 1.3%. Consulting and legal fees of $10.1 million incurred by the Marine Services' operations in the second quarter of 2002 as a result of the Danielson Recapitalization are included in the pro forma results.

      Domestic barging expense increased $2.1 million or 1.4% due to lower gains on property dispositions and higher equipment repair expense partially offset by lower barge freight volume, reduced fuel prices and better operating conditions. Fuel price before the effect of user tax and hedging was 69 cents per gallon in the second quarter of 2002 on a volume of 27.4 million gallons, compared to 84 cents per gallon in the first quarter of 2001. Barge freight contract adjustment clauses for changes in fuel price currently protect approximately 50% of ACL's fuel price risk exposure.

      International barging expenses increased $2.9 million or 39.2% primarily due to expenses associated with establishing a new operation in Venezuela to move bauxite tonnage during the low water navigation season and the cost of logistics services provided to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela.

      Jeffboat's construction expenses decreased $6.0 million or 26.1% due to lower volume of hopper and tank barge construction as a result of the strike, partially offset by declines in productivity also attributable to the strike.

SIX MONTHS  ENDED JUNE 2002 COMPARED WITH SIX MONTHS ENDED JUNE 2001

      Operating Revenue. Marine Services revenue for the first six months 2002 was $60.9 million compared to no revenue in the first six months of 2001, due to the Danielson Recapitalization. On a pro forma basis, Marine Services' revenue declined $20.8 million or 5.4% in the first six months of 2002 as compared to the first six months of 2001. The decrease in revenue was primarily due to lower domestic barging freight rates and volume, lower manufacturing revenue due to a strike at Jeffboat partially offset by higher revenue from international barging and terminals.

      Domestic barging revenue decreased $15.6 million or 5.3% due to lower barging rates for grain freight and other commodities, lower liquid freight volume, lower towing revenue and lower other bulk freight volume, partially offset by increased volume as a result of better operating conditions.

      International barging revenue increased $2.4 million or 16.4% due to a new operation in Venezuela to move bauxite tonnage during the low water navigation season, revenue from ACL's Dominican Republic unit, which began operation in the third quarter of 2001, and the sale of logistics services to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela. The increase was partially offset by the absence of payments for minimum contract tonnage in Venezuela.

      Construction revenue at Jeffboat decreased $9.9 million or 20.2% primarily due to lower volume of hopper and tank barge production as a result of the strike.

      Operating Expense. Marine Services expense was $59.0 million for the first six months of 2002 compared to no expense in the second quarter of 2001, due to the Danielson Recapitalization. On a pro forma basis, Marine Services operating expense decreased $10.9 million or 2.8%. Consulting and legal fees of $13.5 million incurred by the Marine services' operations in the first six months of 2002 as a result of the Danielson Recapitalization are included in the pro forma results.

      Domestic barging expense decreased $9.9 million or 3.3% due to reduced fuel prices, better operating conditions, lower barge freight volume, partially offset by lower gains on property dispositions and higher equipment repair expense. Fuel price before the effect of fuel user tax and hedging was 66 cents per gallon in the first six months of 2002 on a volume of 53.5 million gallons, compared to 86 cents per gallon in the first six months of 2001.

      International barging expenses increased $3.6 million or 24.4% primarily due to additional expenses associated with establishing the low water operation in Venezuela, certain logistics services provided to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela, and an increase in fees for start up activities and expenses from ACL's Dominican Republic unit, which began operation in the third quarter of 2001.

      Jeffboat's construction expenses decreased $6.8 million or 15.0% due to lower volume of hopper and tank barge construction as a result of the strike in the second quarter and due to a lower volume of hopper barge construction during the first quarter of 2002 compared to the first quarter of 2001.


RESULTS OF OPERATIONS - INSURANCE SERVICES

      The operations of Danielson's insurance subsidiary, NAICC, is primarily property and casualty insurance. The results discussed below exclude NAICC's share of any undistributed earnings related to its proportional ownership of ACLines.

      Net premiums earned were $17.6 million and $36.6 million for the three and six months ended June 30, 2002. Net premiums earned were $20.2 million and $39.4 million for the three and six months ended June 30, 2001. The decrease in net premiums earned is only indirectly related to the change in net written premiums in 2002, and is primarily attributable to the run-off policies written in 2001, especially commercial automobile. Net written premiums were

$16.9 million and $32.8 million for the three and six months ended June 30, 2002. Net written premiums were $23.1 million and $43.4 million for the three and six months ended June 30, 2001.

      The overall decrease in net written premiums for the first six months of 2002 over the comparable periods in 2001 is primarily attributable to reduced production resulting from the decision in 2001 to exit certain lines of business by eliminating unprofitable lines and by enforcing stricter underwriting standards both of which would lead to an increase in overall profitability, but that would, in turn, result in an overall reduction in net written premiums. Net written premiums in non-standard commercial automobile decreased by $8.2 million or 39% during 2002 over the comparable year to date period in 2001. The decrease in commercial automobile net written premiums is due to production limitations mentioned above. Workers' compensation net written premiums decreased by $5.3 million or 47% during 2002 over the comparable year to date period in 2001. This decrease is due primarily to the reduced premium production in California resulting from the decision in 2001 to exit this line of insurance.

      Net written premiums for private passenger automobile increased during the first six months of 2002 over the comparable year to date period in 2001 by $3.8 million or 37%. The increase in private passenger net written premiums is attributable to the growth in the non-standard California program which more that offset the reduction from the termination of the non-standard automobile program outside of California.

      Net investment income (excluding realized gains) was $1.5 million and $3.1 million for the three and six months ended June 30, 2002. Net investment income (excluding realized gains) was $2.3 million and $4.2 million for the three and six months ended June 30, 2001. The reduction in investment income is attributable to decreased cash flow of $4.9 million over the comparable year-to-date period in 2001 caused by the aforementioned decrease in written premiums and an decrease in overall annualized investment yield from 8.41% in 2001 to 6.20% in 2002. Realized gains were $3.9 million and $3.9 million for the three and six months ended June 30, 2002. Realized gains (losses) were $(0.07) million and $0.73 million for the three and six months ended June 30, 2001. Realized gains increased $3.2 million during 2002. The 2002 gain includes a gain of $5.2 million related to the ACL notes converted to equity as a result of ACL's reorganization in May 2002. All other gains (losses) were recognized almost exclusively from the sale of equity securities.

      Net losses and loss adjustment expenses ("LAE") were $16.7 million and $31.4 million for the three and six months ended June 30, 2002. Net losses and LAE were $21.3 million and $36.3 million for the three and six months ended June 30, 2001. The resulting loss and LAE ratios for the corresponding year to date periods were 85.8 percent and 92.2 percent, respectively. The loss and LAE ratio decreased in 2002 over 2001 due to increase in production of California non-standard private passenger automobile that has a lower loss ratio than commercial lines.

      Policy acquisition costs were $4.3 million and $8.4 million for the three and six months ended June 30, 2002. Policy acquisition costs were $5.7 million and $9.8 million for the three and six months ended June 30, 2001. As a percent of net premiums earned, policy acquisition expenses were 22.9 percent and 24.9 percent, for the six months ended June 30, 2002 and 2001, respectively. The slight decrease in the policy acquisition expense ratio in 2002 is due primarily to the slight increase in the deferral percentage relating to growth in non-standard private passenger auto in California that has a higher acquisition rate than other auto lines.

      General and administrative expenses were $1.3 million and $2.8 million for the three and six months ended June 30, 2002. General and administrative expenses were $1.8 million and $3.7 million for the three and six months ended June 30, 2001. General and administrative expenses decreased in 2002 compared to 2001 due to cost reduction efforts initiated in the third and fourth quarters of 2001. As a percent of net premiums written, general and administrative expenses were 8.9 percent and 8.3 percent for the six months ended in June 30, 2002 and 2001, respectively.

      Combined underwriting ratios were 116.6 percent and 126.7 percent for the six months ended in June 30, 2002 and 2001, respectively. Net Income (loss) from insurance operations for the six months ended June 30, 2002 and 2001 was $1.3 million and ($4.9) million, respectively. The increase in income from insurance operations during the first six months of 2002 compared to the same period for 2001 is primarily attributable to decreased losses incurred and increased realized gains.

      Parent company administrative expense increased to $1.5 million and $2.1 million for the three and six month periods ending June 30, 2002 as compared to $0.6 million and $1.1 million for the three and six month periods ending June 30, 2001 due to one time increases in management compensation related to the resignation of certain DHC management in connection with its acquisition of ACL.

      Interest expense increased to $5.0 million for the three and six month periods ending June 30, 2002 as compared to no expense for the for the three and six month periods ending June 30, 2001 due to ACL's interest expense after the acquisition.

      Parent company investment income increased to $8.4 million for the three and six month periods ending June 30, 2002 as compared to no income for the three and six month periods ending June 30, 2001 due to recognition of $8.4 million in gain on ACL bonds owned by DHC that were contributed as part of the purchase price of ACL Holdings.


LIQUIDITY AND CAPITAL RESOURCES

      On May 29, 2002, Danielson completed the Danielson Recapitalization through which it acquired and recapitalized ACL Holdings, the parent company of ACL. Holders of ACL Holdings' preferred units exchanged all of their preferred units, other than the preferred units held by management unitholders, for $7.0 million in cash from Danielson. Danielson contributed to ACL Holdings $58.493 million principal amount of ACL's 10.25% senior notes due June 30, 2008, ("Old Senior Notes") plus the interest obligations thereon, if any, and $25.0 million in cash in exchange for newly issued common units of ACL Holdings. All common units held by the common unitholders, other than the consenting common unitholders, were cancelled and extinguished. Members of ACL's management abandoned to ACL Holdings all preferred units of ACL Holdings held by them for no consideration and all those preferred units were deemed cancelled and extinguished.

      Danielson acquired 100% of the membership interests of ACL Holdings for $828.8 million, consisting of $82.3 million in estimated fair value of consideration given by DHC in exchange for the net assets of ACL Holdings and $746.5 million in estimated fair value of assumed liabilities. The fair value of the consideration given by DHC includes the $7.0 million in cash paid to preferred unitholders, cash of $25.0 million and Old Senior Notes and accrued interest having an estimated fair value of $43.7 million contributed to ACL Holdings and $6.6 million in costs directly associated with the Old Senior Notes.

      Concurrent with the recapitalization of ACL Holdings, ACL reduced its outstanding term loan debt by $25.0 million.

      On May 29, 2002, DHC also purchased the 50% equity interest of Vessel Leasing for $2.8 million and a 5.4% equity interest in GMS for $1.3 million.

      The net proceeds of $42.2 million from the rights offering and proceeds of $9.5 million from the exercise of stock purchase warrants during the second quarter of 2002 provided the funds for the acquisitions noted above.

      As of June 30, 2002, Danielson and its subsidiaries had outstanding indebtedness of $719.8 million, including $338.3 million drawn under ACL's term loans (the "Term Loans"), $34.0 million drawn under ACL's revolving credit facility, $137.1 million aggregate principal amount of Senior Notes, $114.9 million of new 12% pay-in-kind senior subordinate notes (the "PIK Notes") and $6.5 million of Old Senior Notes. Long-term debt also includes $41.1 million in Vessel Leasing bonds guaranteed by the U.S. Maritime Administration, $43.8 million in GMS bank debt, and $4.1 million in GMSV bank debt. The ACL debt assumed by Danielson as part of the acquisition was adjusted to fair value at the acquisition date. The total amount of the unamortized discount is $59.5 million and the fair value of total Danielson indebtedness is $720.3 million. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method. Accordingly, as of June 30, 2002, the carrying value of the Senior Notes was $127.9 million, the carrying value of the PIK Notes was $65.8 million and the carrying value of the Old Senior Notes was $4.9 million. Danielson does not guarantee the debt of ACL, Vessel Leasing, GMS or GMSV.

      ACL's debt agreements include a number of covenants, including specified financial ratios. ACL is currently addressing whether the consolidation of Vessel Leasing has an effect on the debt covenant calculations. While ACL management believes it should have no effect, ACL plans to obtain a waiver or amendment to its Senior Facilities. Although ACL believes it is currently in compliance with its debt covenants, there is a reasonable possibility that ACL will not be able to comply with covenant requirements in the future irrespective of the anticipated favorable resolution of the Vessel Leasing matter. Management is working on operating and financial plans to comply with it debt covenants, including a possible sale-leaseback transaction and other financial transactions. Failure to meet these covenants could have a material adverse effect on ACL since it is highly leveraged.

      ACL's senior secured credit facility was amended and restated on April 11, 2002 (the "Senior Credit Facilities") in connection with the Danielson Recapitalization and contains mandatory prepayments of the Term Loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as excess cash flow, as defined in the Senior Credit Facilities.








      Net cash used in operating activities for the six months ending June 30, 2002 increased to $11.5 million from $0.1 million for the six months ended June 30, 2001 due to the decrease in cash provided by insurance operations, discussed below, and a decrease in cash provided by Marine Services principally due to the costs incurred for consulting and legal fees associated with the Danielson Recapitalization and the adverse effects of the Jeffboat strike on operations.

      Capital expenditures were $2.1 million for the six months ending June 28, 2002 as compared to $0.1 million for the six months ending June 30, 2001. Management expects capital expenditures to be 25.3 million in 2002, primarily for equipment maintenance.

      ACL is highly leveraged, which makes it vulnerable to changes in general economic conditions and to worldwide weather conditions, particularly those affecting North and South America, given the nature of ACL's business. ACL's ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond ACL's control. Management believes that its cash and cash generated from operations will be sufficient to fund its cash requirements, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments. Management is evaluating alternatives for reducing outstanding indebtedness under the Senior Credit Facilities, including the sale and lease-back of property, plant and equipment. ACL will, from time to time, borrow under the Revolving Credit Facility.


INSURANCE SERVICES

      Cash (used)/provided by insurance operations was ($7.2) million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash provided by insurance operations of $8.8 million is primarily attributable to reduced premium production during 2002. Overall cash and invested assets, at market value, at June 30, 2002 were $130.4 million compared to $136.2 million at December 31, 2001.

      Danielson's insurance subsidiaries require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The primary sources of funds to meet these obligations are premium revenues, investment income, recoveries from reinsurance, and, if required, the sale of invested assets. NAICC's investment policy guidelines require that all liabilities be matched by a comparable amount of investment grade assets. Management believes that NAICC has both adequate capital resources and sufficient reinsurance to meet any unforeseen events such as natural catastrophes, reinsurer insolvency, or possible reserve deficiencies.

      The two most common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and loss adjustment expense reserves). A commonly accepted standard of net written premium-to-surplus ratio is 3 to 1, although this varies with different lines of business. NAICC's annualized premium-to-surplus ratio of 1.79 to 1 and 1.80 to 1 for the six months ended June 30, 2002 and June 30, 2001, respectively, remains well under current industry standards. A commonly accepted standard for the ratio of losses and loss adjustment expense reserves-to-surplus is 5 to 1, compared with NAICC's ratio of 2.34 to 1 at June 30, 2002.

OUTLOOK

      With regards to Marine Services, management expects lower freight tariff rates and volumes in the third quarter of 2002 compared to the third quarter of 2001 due to continued weakness in the general economy.

      Management also expects the average price of fuel consumed by ACL vessels to remain consistent with current market prices resulting in a price per gallon in the third quarter of 2002 of approximately 72 cents, 9 cents lower than the price in the third quarter of 2001. Management expects that ACL's vessels will consume approximately 110 million gallons annually and generally ratably throughout the year. ACL has barge freight contract price adjustment clauses which currently provide protection for approximately 50% of gallons consumed. Contract adjustments are deferred one quarter.

CHANGES IN ACCOUNTING STANDARDS

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 has been superceded by SFAS 144 which is described below. The adoption of SFAS 142 on January 1, 2002 has not had a significant effect on Danielson's financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Danielson adopted SFAS 144 in the first quarter 2002. The provisions of SFAS 144 did not have an impact on Danielson's financial statements during the six month period ended June 28, 2002.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      ACL is exposed to certain market risks which are inherent in its financial instruments and which arise from transactions entered into in the normal course of business. There have been no material changes to ACL's exposure to market risks discussed in Item 7A of ACL's 2001 Annual Report on Form 10-K for the year ended December 28, 2001.

FUEL PRICE RISK

      At June 30, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $.63 million and a fair value of approximately $.020 million loss, which has been recorded in other current liabilities with the offset to other comprehensive income and an additional fair value gain of $.056 million which has been recorded as receivable with an offset to the allowance for doubtful accounts in the condensed consolidated statement of financial position. The $.020 million loss will be recognized in earnings in July 2002. Under these agreements, ACL will pay fixed prices ranging from 61 cents to 86 cents per gallon. There were 1.0 million gallons remaining on the contracts at June 30, 2002. The agreements terminate October 31, 2002. Due to the bankruptcy of Enron, one of the trading partners, ACL believes the hedge is no longer effective and has recognized the mark-to-market gain of $.056 million but has fully reserved for the amount. Management believes that the other trading partner does not present a credit risk to ACL.

INTEREST RATE RISKS


      ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202.0 million and a fair value of $.001 million as of June 30, 2002 and is effective through August 11, 2003. ACL accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value is recorded as other comprehensive income. The remaining change in fair value is recorded as other expense (income) in the condensed consolidated statement of operations.



                                     PART II

                                OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
2.1       Recapitalization Agreement dated as of March 15, 2002 by and among
          American Commercial Lines Holdings LLC, American Commercial Lines LLC,
          Danielson Holding Corporation, the Preferred Unitholders (as defined therein) party thereto and the Management Unitholders (as defined therein) party thereto (Incorporated herein by reference to Exhibit
          10.23 filed with American Commercial Lines LLC's Current Report on
          Form 8-K dated March 15, 2002 and filed with the Securities and
          Exchange Commission on March 27, 2002).

2.2 First Amendment to Recapitalization Agreement dated as of May 29, 2002 by and among Danielson Holding Corporation, ACLH Acquisition LLC,
          American Commercial Lines Holdings LLC, American Commercial Lines LLC, the Preferred Unitholders (as defined therein) party thereto, the Management Unitholders (as defined therein) party thereto and the Consenting Common Unitholders (as defined therein) party thereto
          (Incorporated herein by reference to Exhibit 10.23 filed with American
          Commercial Lines LLC's Current Report on Form 8-K dated May 29, 2002 and filed with the Securities and Exchange Commission on June 10,
          2002).


3.1 Amendment to Amended and Restated Limited Liability Company Agreement of American Commercial Lines Holdings LLC dated as of May 29, 2002, by and among the parties signatory thereto (Incorporated herein by reference to Exhibit 3.1 filed with American Commercial Lines LLC's
          Quarterly Report on Form 10-Q for the quarter ended June 28, 2002 and filed with the Securities and Exchange Commission on August 13, 2002).

3.2       Amended and Restated Limited Liability Company Agreement of American
          Commercial Lines Holdings LLC dated as of May 29, 2002 (Incorporated herein by reference to Exhibit 3.2 filed with American Commercial
          Lines LLC's Quarterly Report on Form 10-Q for the quarter ended June
          28, 2002 and filed with the Securities and Exchange Commission on August 13, 2002).


4.1       Supplemental Indenture dated as of May 29, 2002 by and among American
          Commercial Lines LLC, ACL Capital Corp. and The Bank of New York (as successor trustee to United States Trust Company of New York) as
          Trustee (Incorporated herein by reference to Exhibit 4.1 filed with American Commercial Lines LLC's Quarterly Report on Form 10-Q for the quarter ended June 28, 2002 and filed with the Securities and Exchange
          Commission on August 13, 2002).

4.2 Indenture dated May 29, 2002 for 11-1/4% Senior Notes due 2008 by and among American Commercial Lines LLC, ACL Capital Corp., the Subsidiary
          Guarantors (defined therein) party thereto and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit T3C filed with Amendment No. 1 to American Commercial Lines LLC's Application for
          Qualification of Indenture Under the Trust Indenture Act of 1939 on
          Form T-3, filed with the Securities and Exchange Commission on May 29,
          2002 (No. 022-28597)).

4.3       Indenture dated May 29, 2002 for 12% Pay-In-Kind Senior Subordinated
          Notes due 2008 by and among American Commercial Lines LLC, ACL Capital
          Corp., the Subsidiary Guarantors (defined therein) party thereto and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit T3C filed with Amendment No. 1 to American Commercial Lines
          LLC's Application for Qualification of Indenture Under the Trust
          Indenture Act of 1939 on Form T-3, filed with the Securities and Exchange Commission on May 29, 2002 (No. 022-28598)).

10.1      Amendment Agreement dated as of April 11, 2002 among
          American Commercial Lines LLC, American Commercial Lines
          Holdings LLC, the Lenders (as defined therein) party thereto and The
          JPMorgan Chase Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent (Incorporated herein by reference to Exhibit 10.1 filed with American Commercial Lines LLC's
          Quarterly Report on Form 10-Q for the quarter ended June 28, 2002 and filed with the Securities and Exchange Commission on August 13, 2002).

10.2      Credit Agreement dated as of June 30, 1998, as Amended and
          Restated as of April 11, 2002, among American Commercial
          Lines LLC, American Commercial Lines Holdings LLC, the Lenders (as defined therein) party thereto and The JPMorgan Chase Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent (Incorporated herein by reference to Exhibit 10.2 filed with American Commercial Lines LLC's Quarterly Report on Form
          10-Q for the quarter ended June 28, 2002 and filed with the Securities and Exchange Commission on August 13, 2002).

10.3      Receivables Purchase Agreement between American Commercial Lines
          Funding Corporation, as Seller, American Commercial Barge Line LLC, as Servicer, Jupiter Securitization Corporation, as a Purchaser, The
          Financial Institutions from time to time Party thereto, as Purchasers and Bank One, NA (Main Office Chicago), as Agent, dated as of May 24, 2002 (Incorporated herein by reference to Exhibit 10.3 filed with American Commercial Lines LLC's Quarterly Report on Form
          10-Q for the quarter ended June 28, 2002 and filed with the Securities and Exchange Commission on August 13, 2002).

10.4      Receivables Sales Agreement between American Commercial Barge Line
          LLC, as an Originator, American Commercial Terminals LLC, as an
          Originator, and American Commercial Lines Funding Corporation, as
          Buyer, dated as of May 24, 2002 (Incorporated herein by reference to Exhibit 10.4 filed with American Commercial Lines LLC's Quarterly
          Report on Form 10-Q for the quarter ended June 28, 2002 and filed with the Securities and Exchange Commission on August 13, 2002).

10.5      Management Agreement between American Commercial Lines LLC and
          Michael C.

          Hagan dated May 29, 2002 (Incorporated herein by reference to Exhibit 10.5 filed with American Commercial Lines LLC's Quarterly
          Report on Form 10-Q for the quarter ended June 28, 2002 and filed with the Securities and Exchange Commission on August 13, 2002).

10.6      Management Agreement between American Commercial Lines LLC and James
          J. Wolff dated May 29, 2002 (Incorporated herein by reference to
          Exhibit 10.6 filed with American Commercial Lines LLC's Quarterly
          Report on Form 10-Q for the quarter ended June 28, 2002 and filed with the Securities and Exchange Commission on August 13, 2002).

10.7      Amendment of the Special Retirement Plan of American Commercial
          Lines LLC dated May 22, 2002 (Incorporated herein by reference to
          Exhibit 10.7 filed with American Commercial Lines LLC's Quarterly
          Report on Form 10-Q for the quarter ended June 28, 2002 and filed with the Securities and Exchange Commission on August 13, 2002).

10.8      Amendment of the Supplemental Savings Plan of Eligible Executives of
          American Commercial Lines LLC dated May 22, 2002 (Incorporated herein by reference to Exhibit 10.8 filed with American Commercial
          Lines LLC's Quarterly Report on Form 10-Q for the quarter ended June
          28, 2002 and filed with the Securities and Exchange Commission on August 13, 2002).


      REPORTS ON FORM 8-K

      DHC filed Current Reports on Form 8-K on:

- April 19, 2002 (Item 2 -- Acquisition or Disposition of Assets, Item 5 -- Other Events and Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits);

-     April 24, 2002 (Item 9 -- Regulation FD Disclosure);

- June 5, 2002 (Item 5 -- Other Events and Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits); and

-     August 1, 2002 (Item 4 -- Changes in Registrant's Certifying Accountant,
      Item 5 -- Other Events and Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits).

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, Danielson Holding Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DANIELSON HOLDING CORPORATION
                                    (Registrant)


      Date:  August 13, 2002        By:    /s/ James J. Wolff
                                           -------------------------
                                    Name:  James J. Wolff
                                    Title: Chief Financial Officer and Treasurer
                                    (Principal Accounting Officer)