Form 10-Q
period 2002-09-27
DANIELSON HOLDING CORP
filed 2002-11-12
CIK 225648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-6732

DANIELSON HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-6021257
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1701 East Market Street
Jeffersonville, Indiana	47130
(Address of Principal Executive Offices)	(Zip Code)

(812) 288-0100

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Class	Outstanding at October 31, 2002

Common Stock, $0.10 par value	30,817,297 shares

DANIELSON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended

	September 27,	September 30,	September 27,	September 30,
	2002	2001	2002	2001

	(Unaudited)

	(Dollars in thousands)
OPERATING REVENUES
Marine Services Revenue	$195,011	$—	$255,948	$—
Insurance Premiums Earned	14,033	22,073	50,621	61,469
Net Investment Income Applicable to Insurance Operations	1,367	2,252	4,306	6,430
Net Realized (Losses) Gains Applicable to Insurance Operations	(2,630)	23	1,346	758
Other Income Applicable to Insurance Operations	146	451	512	1,133

TOTAL OPERATING REVENUES	207,927	24,799	312,733	69,790
OPERATING EXPENSES
MARINE SERVICES
Materials, Supplies and Other	83,984	—	108,757	—
Rent	14,179	—	19,108	—
Labor and Fringe Benefits	47,155	—	60,819	—
Fuel	20,183	—	27,161	—
Depreciation and Amortization	17,872	—	24,004	—
Taxes, other than Income Taxes	6,589	—	8,938	—

	189,962	—	248,787	—
INSURANCE SERVICES
Insurance Losses and Loss Adjustment Expenses	11,620	19,175	43,019	55,516
Policyholder Dividends	—	28	—	111
Policy Acquisition Expenses	2,776	5,706	11,139	15,503
General and Administrative Expenses	1,481	1,915	4,389	5,613

	15,877	26,824	58,547	76,743
Parent Company Administrative Expenses	1,782	750	3,720	1,942

TOTAL OPERATING EXPENSES	207,621	27,574	311,054	78,685

OPERATING INCOME (LOSS)	306	(2,775)	1,679	(8,895)
OTHER EXPENSE (INCOME)
Interest Expense	16,070	—	21,059	—
Parent Company Investment Income Related to ACL Debt	—	—	(8,402)	—
Other, Net	2,343	(1,197)	2,680	(2,668)

Net Other Expense (Income)	18,413	(1,197)	15,337	(2,668)

LOSS BEFORE TAXES	(18,107)	(1,578)	(13,658)	(6,227)
PROVISION FOR INCOME TAXES	178	16	340	59

NET LOSS	$(18,285)	$(1,594)	$(13,998)	$(6,286)

LOSS PER SHARE OF COMMON STOCK
BASIC	$(0.59)	$(0.08)	$(0.57)	$(0.32)

DILUTED	$(0.59)	$(0.08)	$(0.57)	$(0.32)

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 27,	December 31,
	2002	2001

	(Unaudited)

	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$18,571	$3,070
Restricted Cash	6,667	—
Accounts Receivable	57,918	—
Materials and Supplies	42,478	—
Investments	6,265	26,865
Other Current Assets	31,299	67

Total Current Assets	163,198	30,002
PROPERTIES — Net	668,398	131
PENSION ASSETS	21,407	—
OTHER ASSETS	77,547	305
INSURANCE SERVICES’ ASSETS:
Cash and Cash Equivalents	11,784	14,794
Investments:
Fixed Maturities, available for sale at fair value (cost: $86,089 and $105,297)	90,099	109,522
Equity Securities, available for sale at fair value (cost: $8,396 and $12,415)	4,893	12,125
Other Assets	35,221	41,992

Total Insurance Services’ Assets	141,997	178,433

Total Assets	$1,072,547	$208,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$33,046	$—
Accrued Payroll and Fringe Benefits	16,481	—
Deferred Revenue	14,128	—
Accrued Claims and Insurance Premiums	26,961	—
Accrued Interest	10,947	—
Short-Term Debt	40,859	—
Current Portion of Long-Term Debt	580,310	—
Other Current Liabilities	44,256	2,569

Total Current Liabilities	766,988	2,569
LONG-TERM DEBT	38,375	—
OTHER LONG-TERM LIABILITIES	41,469	—
INSURANCE SERVICES’ LIABILITIES:
Unpaid Losses and Loss Adjustment Expenses	96,594	105,745
Unearned Premiums	14,239	21,880
Other Insurance Services’ Liabilities	4,067	4,214

Total Insurance Services’ Liabilities	114,900	131,839

Total Liabilities	961,732	134,408

STOCKHOLDERS’ EQUITY:
Preferred Stock ($.10 par value; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common Stock ($.10 par value; authorized 150,000,000 shares; issued 30,828,093 shares and 19,516,694 shares; outstanding 30,817,297 shares and 19,505,952 shares)	3,083	1,952
Additional Paid-in Capital	117,273	63,115
Unearned Compensation	(1,507)	—
Accumulated Other Comprehensive Income	2,284	5,716
Retained (Deficit) Earnings	(10,252)	3,746
Treasury Stock (Cost of 10,796 shares and 10,742 shares, respectively)	(66)	(66)

Total Stockholders’ Equity	110,815	74,463

Total Liabilities and Stockholders’ Equity	$1,072,547	$208,871

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended

	September 27,	September 30,
	2002	2001

	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net Loss	$(13,998)	$(6,286)
Adjustments to Reconcile Net Loss to Net Cash (Used In) Provided by Operating Activities:
Gain Related to ACL Debt Contributed in Acquisition of ACL	(12,478)	—
Depreciation and Amortization	24,004	—
Interest Accretion and Amortization	1,997	—
Stock Option Compensation Expense	779	57
Other Operating Activities	5,346	(210)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(11,501)	—
Materials and Supplies	(5,794)	—
Other Current Assets	10,844	(3,473)
Accrued Interest	9,355	—
Other Current Liabilities	(18,591)	10,541

Net Cash (Used in) Provided by Operating Activities	(10,037)	629
INVESTING ACTIVITIES
Property Additions	(8,573)	(219)
Proceeds from Property Dispositions	2,604	—
Purchase of ACL, GMS and Vessel Leasing	(42,665)	—
Net Change in Restricted Cash	(104)	—
Proceeds from the Sale of Investment Securities	1,388	25,974
Matured or Called Investment Securities	12,313	16,124
Purchase of Investment Securities	(5,783)	(46,567)
Other Investing Activities	(7,866)	—

Net Cash Used in Investing Activities	(48,686)	(4,688)
FINANCING ACTIVITIES
Short-Term Borrowings, Net	5,349	—
Long-Term Debt Issued	3,206	—
Long-Term Debt Repaid	(9,616)	—
Cash Overdrafts	(1,442)	—
Proceeds from Rights Offering, Net of Expenses	42,228	—
Proceeds from Exercise of Warrants for Common Stock	9,500	—
Proceeds from Exercise of Options for Common Stock	1,088	630
Other Financing	(928)

Net Cash Provided by Financing Activities	49,385	630

Net Decrease in Cash and Cash Equivalents	(9,338)	(3,429)
Cash and Cash Equivalents at Beginning of Period	39,693	12,545

Cash and Cash Equivalents at End of Period	$30,355	$9,116

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock				Comprehensive	Retained	Treasury Stock
			Additional	Unearned	Income	Earnings
	Shares	Amount	Paid-in Capital	Compensation	(Loss)	(Deficit)	Shares	Amount	Total

	(Unaudited)

	(Dollars in thousands)
Balance at December 31, 2001	19,516,694	$1,952	$63,115	$—	$5,716	$3,746	10,742	$(66)	$74,463
Exercise of Options to Purchase Common Stock	264,582	26	1,061						1,087
Exercise of Warrants to Purchase Common Stock	2,002,558	200	9,300						9,500
Common Stock Issued Pursuant to Rights Offering, Net of Expenses	8,705,219	871	41,357						42,228
Restricted Common Stock Issued to ACL Management	339,040	34	1,661	(1,695)					—
Stock Option Compensation Expense			779						779
Amortization of Unearned Compensation				188					188
Treasury Stock Repurchased During the Period							54		—
Comprehensive Loss:
Net Loss						(13,998)			(13,998)
Net Unrealized Loss on Available for Sale Securities					(3,179)				(3,179)
Net Gain on Fuel Swaps Designated as Cash Flow Hedging Instruments					111				111
Net Loss on Interest Rate Swaps Designated as Cash Flow Hedging Instruments					(655)				(655)
Foreign Currency Translation					291				291

Total Comprehensive Loss					(3,432)	(13,998)			(17,430)

Balance at September 27, 2002	30,828,093	$3,083	$117,273	$(1,507)	$2,284	$(10,252)	10,796	$(66)	$110,815

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
September 27, 2002
(Dollars in thousands)

Note 1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Danielson Holding Corporation (“DHC”) and subsidiaries (collectively with DHC, “Danielson”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ended December 2002.

      DHC is a holding company whose subsidiaries consisted principally of insurance operations in the western United States, primarily California, prior to the acquisitions described in Note 2. American Commercial Lines LLC (“ACL”) is an integrated marine transportation and service company. ACL provides barge transportation and ancillary services throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Ohio and Illinois Rivers and their tributaries and the Intracoastal canals that parallel the Gulf Coast. In addition, ACL is the leading provider of barge transportation services of the Orinoco River in Venezuela and the Parana/ Paraguay River System serving Argentina, Brazil, Paraguay, Uruguay and Bolivia.

      In the second quarter of 2002, Danielson changed its presentation of its statement of financial position from an unclassified to a classified statement with the insurance operating assets and liabilities presented separately on a unclassified basis as long-term. The change in the classification of Danielson’s assets and liabilities is deemed to be more meaningful in light of the significant changes in Danielson’s operations with the acquisition of ACL. Previously reported amounts have been reclassified to conform to the current classifications.

      The accompanying statement of financial position at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

      Through June 30, 2002, DHC’s reporting periods were calendar month ends. ACL’s reporting periods end on the last Friday of the month. In the third quarter of 2002, DHC conformed its reporting periods to ACL’s. ACL has been consolidated in the accompanying condensed consolidated financial statements using ACL’s reporting periods described above.

      For further information, refer to the consolidated financial statements and footnotes thereto included in Danielson’s Annual Report on Form 10-K for the year ended December 31, 2001, and in ACL’s Annual Report on Form 10-K for the year ended December 28, 2001.

Note 2.     Acquisitions

      On May 29, 2002, Danielson completed an acquisition and recapitalization (the “Danielson Recapitalization”) of American Commercial Lines Holdings LLC (“ACL Holdings”), the parent company of ACL. Holders of ACL Holdings’ preferred units, exchanged all of their preferred units, other than the preferred units held by the management unitholders, for $7,000 in cash from Danielson. Danielson contributed to ACL Holdings $58,493 principal amount of ACL’s 10.25% senior notes due June 30, 2008, (the “Old Senior Notes”), plus the interest obligations thereon, if any, and $25,000 in cash in exchange for newly issued common units of ACL Holdings. All common units held by the common unitholders, other than the consenting common unitholders, were cancelled and extinguished. Members of ACL’s management, aban-

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

doned to ACL Holdings, all preferred units of ACL Holdings held by them for no consideration and all those preferred units were deemed cancelled.

      Danielson paid $828,794 for 100% of the membership interests of ACL Holdings, consisting of $82,256 in estimated fair value of consideration given by Danielson in exchange for the net assets of ACL Holdings and $743,769 in estimated fair value of assumed liabilities. The fair value of the consideration given by Danielson includes the $7,000 in cash paid to preferred unitholders, cash of $25,000 and the Old Senior Notes and accrued interest having an estimated fair value of $43,650 contributed to ACL Holdings and $6,606 in costs directly associated with the acquisition.

      On May 29, 2002, Danielson also purchased a 50% equity interest of Vessel Leasing LLC (“Vessel Leasing”) for $2,769 and a 5.4% equity interest of Global Material Services LLC (“GMS”), for $1,290. ACL owns a 50% interest in Vessel Leasing and GMS and, accordingly, these entities are consolidated herein. Vessel Leasing leases barges to ACL’s barge transportation operations and GMS owns and operates terminal and warehouse facilities.

      The acquired companies operating results are included in Danielson’s statement of operations since the date of the Danielson Recapitalization, May 29, 2002. Following is a condensed balance sheet disclosing the amounts preliminarily assigned to assets and liabilities of the acquired companies at the date of the acquisition.

ASSETS:
Current Assets	$149,323
Property — Net	578,280
Pension Assets	21,391
Other Assets	81,090

Total Assets	$830,084
LIABILITIES:
Current Liabilities	$142,224
Long-term Debt	571,813
Other Long-term Liabilities	29,732

Total Liabilities	$743,769

Net Cost of Acquisitions	$86,315

      Danielson believes no significant intangibles were acquired in the Danielson Recapitalization. The purchase price allocation has not been finalized as the allocations are subject to revision once appraisals and other evaluations of the fair value of the assets acquired and liabilities assumed are completed. Accordingly, actual amounts assigned could differ from current estimates.

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Following are the pro forma unaudited results of operations for the quarters and nine months ended September 27, 2002 and September 28, 2001, assuming consummation of the acquisitions and recapitalization of ACL Holdings as of January 1, 2001:

	Quarter Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

Revenue	$207,927	$245,052	$618,740	$678,373
Income (Loss) From Continuing Operations Before Extraordinary Item and Cumulative Effect of Accounting Change	$(18,285)	$1,862	$(63,488)	$(31,284)
Per share of common stock — Basic	$(0.59)	$0.06	$(1.99)	$(1.03)
Per share of common stock — Fully Diluted	$(0.59)	$0.06	$(1.99)	$(1.03)
Net Loss	$(18,285)	$1,862	$(63,488)	$(29,889)
Per share of common stock — Basic	$(0.59)	$0.06	$(2.06)	$(0.98)
Per share of common stock — Fully Diluted	$(0.59)	$0.06	$(2.06)	$(0.98)

Note 3.     Per Share Data

      Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share (“Common Stock”), outstanding during the relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 30,817,297 and 24,755,186 for the three and nine months ended September 27, 2002, respectively, and 19,540,325 and 19,564,315 for the three and nine months ended September 30, 2001, respectively. Basic and fully diluted earnings per share have been calculated using only the average number of outstanding shares of common stock. (Diluted earnings per share do not include average shares related to stock options and warrants because their effect is anti-dilutive). Such average shares were 30,817,297 and 24,722,016 for the three and nine months ended September 27, 2002, respectively, and 19,505,954 and 19,451,339 for the three months ended September 30, 2001 respectively.

Note 4.     Materials and Supplies

      Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

September 27,
2002

Raw Materials	$4,219
Work in Process	22,449
Parts and Supplies	15,810

$42,478

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 5.     Debt

      DHC’s debt as of September 27, 2002 is as follows:

Revolving Credit Facility	$40,859
Tranche A Term Loan	45,699
Tranche B Term Loan	131,570
Tranche C Term Loan	154,810
Senior Notes (New)	128,190
Senior Subordinated Notes	67,858
Senior Notes (Old)	4,904
Bonds guaranteed by the Maritime Administration	40,890
GMS Bank Note	34,752
Illinois Development Finance Authority	5,325
IFC Note	3,206
Other Notes	1,481

659,544
Less short-term debt	40,859
Less, current portion long-term debt	580,310

Long-term debt	$38,375

      As part of the Danielson Recapitalization, ACL’s debt was restructured. ACL’s existing credit facility was amended and restated as of April 11, 2002 (the amended and restated credit facilities are hereafter referred to as the “Senior Credit Facilities”) to, among other things, modify financial and restrictive covenants thereunder, prepay $25,000 of term loans thereunder from the $25,000 in cash contributed by Danielson and convert $50,000 of revolving credit loans thereunder into a new tranche of term loans having an interest rate and other terms substantially similar to the revolving credit loans under the senior credit facility.

      ACL also completed an exchange offer (the “Exchange Offer”) for Old Senior Notes, pursuant to which $284,500 or approximately 96.4%, of the principal amount of the Old Senior Notes were tendered, with the $58,493 principal amount of the Old Senior Notes contributed by Danielson to ACL Holdings being deemed tendered in the Exchange Offer. Holders of Old Senior Notes who tendered their Old Senior Notes pursuant to the Exchange Offer received approximately $134,700 aggregate principal amount of new 11.25% senior notes (“Senior Notes”) and approximately $112,900 aggregate principal amount of new 12% pay-in-kind senior subordinated notes (“PIK Notes”). Following the consummation of the Exchange Offer, a holder of $4,000 aggregate principal amount of the Old Senior Notes exchanged such notes and accrued interest for approximately $2,400 of Senior Notes and approximately $2,000 of PIK notes as permitted by the indentures governing the notes, following which $6,500 of the Old Senior Notes remained outstanding.

      ACL’s debt was adjusted to fair value as of the date of the Danielson Recapitalization. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method.

      ACL’s revolving credit facility (the “Revolving Credit Facility”), which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $50,000, matures June 30, 2005, but each loan must be repaid within one year. The Revolving Credit Facility bears interest at a rate equal to the London Interbank Offered Rates (“LIBOR” or “LIBO Rates”) plus a margin based on ACL’s performance. The interest rate as of September 27, 2002 was 5.56%.

      Tranche A of the Term Loans matures June 30, 2005. Tranche B of the Term Loans matures June 30, 2006. Tranche C of the Term Loans matures June 30, 2007. The Term Loans bear interest at a rate equal to

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

LIBOR plus a margin based on ACL’s performance. The annual interest rates as of September 27, 2002 were: Tranche A — 5.50%, Tranche B — 5.75% and Tranche C — 6.00%.

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

      Also effective May 29, 2002, ACL’s receivables facility, which was administered by PNC Bank, N.A., was replaced with a Receivables Purchase Agreement among American Commercial Lines Funding Corporation, American Commercial Barge Line LLC, Jupiter Securitization Corporation and Bank One, NA (the “Receivables Facility”) having substantially the same terms as the old receivables facility.

      The Senior Credit Facilities and the indentures governing the Senior Notes and the PIK Notes (the “Indentures”) contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios. Compliance with financial ratios is measured at the end of each quarter. The Indentures also contain certain cross default provisions. ACL’s ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

      The Senior Credit Facilities also contain mandatory prepayments of the Term Loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as excess cash flow, as defined in the Senior Credit Facilities.

      ACL has obtained an amendment (the “Amendment”) of certain covenants under the Senior Credit Facilities, relating to third quarter and fourth quarter 2002 covenants and a waiver of any past violations thereof. Absent the Amendment, ACL would not have been in compliance with the leverage or interest coverage ratios contained in its Senior Credit Facilities as of September 27, 2002.

      Among other things, the Amendment:

•	alters the leverage and interest coverage ratios for the third and fourth quarters of 2002;

•	increases the interest rate on the Term Loans and Revolving Credit Facility and charges a 1.0% per annum additional deferred interest rate;

•	freezes ACL’s additional unsecured indebtedness and investment capacity to current levels;

•	requires ACL to maintain $5.0 million cash on hand;

•	requires ACL to retain a consulting firm to represent and report to the lenders party to the Senior Credit Facilities (the “Lenders”); and

•	requires ACL to submit a financial restructuring plan to the Lenders prior to December 28, 2002.

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Amendment also clarified that the financial effects of consolidating Vessel Leasing in ACL’s financial statements are to be excluded from debt covenant calculations under the Senior Credit Facilities.

      At the end of the first quarter of 2003, the covenant ratios in the Senior Credit Facilities revert to levels in effect before the Amendment. Although management is working on operating and financial plans to comply with its debt covenants in 2003 and thereafter, it is probable given management’s current outlook for 2003 that ACL will not be in compliance with debt covenants at the end of the first quarter 2003, absent another amendment to the Senior Credit Facilities. As a result of the uncertainty of ACL’s ability to meet its debt covenants, DHC has classified all of ACL’s long-term debt as current debt. Failure to meet the covenants could result in acceleration of the debt, higher interest rates or other adverse consequences, which could have a material adverse effect on ACL since it is highly leveraged.

      On October 31, 2002 ACL received a notification from Bank One stating that ACL has breached the cross-default provisions contained in the Receivables Facility which provides that a failure to maintain the financial ratios provided by the Senior Credit Facilities, whether or not amended or waived, constituted a default under the Receivables Facility. Bank One and ACL have agreed to an amendment to the Receivables Facility which will permit ACL to continue utilizing the Receivables Facility and which:

•	increases the loss reserve on the Receivables Facility from 10% to 15%, thereby reducing ACL’s borrowing capacity under the Receivables Facility;

•	changes the termination date of the Receivables Facility from May 29, 2003 to January 31, 2003; and

•	increases certain facility fees under the Receivables Facility.

      As of September 27, 2002, there were $40,890 outstanding in bonds (the “MARAD Bonds”) issued by Vessel Leasing, which bear interest at fixed rates of 5.65% and 6.14% (Tranche 1 and 2) and LIBOR plus .4% (Tranche 3). All three tranches mature in 2016. The MARAD Bonds are guaranteed by the U.S. Maritime Administration. Neither DHC nor ACL guarantees payment of the MARAD Bonds.

      As of September 27, 2002, GMS had bank loans outstanding of $34,752. These loans bear interest at a rate equal to LIBOR plus a margin and mature on May 1, 2005. GMS also had Illinois Development Finance Authority Bonds outstanding in the amount of $5,325. These bonds bear interest at a variable rate based on a municipal swap index and mature January 1, 2010. GMS has a revolving line of credit of which $1,859 was outstanding as of September 27, 2002.

      As of September 27, 2002, GMSV had $3,206 in loans outstanding from the International Finance Corporation which bear interest at LIBOR plus a margin and mature May 2007.

      DHC does not guarantee the debt of ACL, GMS or GMSV.

      Without the acceleration of the debt, principal payments of long-term debt due during the next five fiscal years and thereafter and unamortized debt discount are as follows:

2002	$21,651
2003	34,133
2004	33,587
2005	108,231
2006	86,447
Thereafter	393,355

$677,404
Unamortized debt discount	(58,719)

$618,685

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6.     Reinsurance

      DHC’s principal operating insurance subsidiary, National American Insurance Company of California (collectively with its subsidiaries, “NAICC”), has reinsurance under both excess of loss and quota share treaties. NAICC cedes reinsurance on an excess of loss basis for workers’ compensation risks in excess of $500 prior to April 2000 and $200 thereafter. For risks other than workers’ compensation, NAICC cedes reinsurance on an excess of loss basis risks in excess of $250.

      In June 2002, NAICC paid approximately $1,200 as a result of an arbitration decision related to certain loss adjustments costs for various claims made by a policyholder. These adjustment expenses are reinsured under various contracts involving numerous reinsurance companies under which NAICC ceded about $76. At this time, no proceedings are in progress relating to the cession of these amounts. NAICC believes that the ultimate disposition of the adjustment costs will not have a material adverse impact on the financial condition of DHC.

      In February 2000, NAICC paid $1,000 in losses relating to settlement on an environmental claim filed by Public Service of Indiana (“PSI Claim”). The PSI Claim alleged that environmental damage occurred continuously over a period of many years. NAICC assumed certain policyholder obligations of a general liability policy issued to PSI for a portion of those years. The PSI Claim liability is reinsured under various contracts involving numerous reinsurance companies under which NAICC ceded $1,200, which includes loss adjustment expenses not previously ceded of $295. To date, the reinsurers have paid approximately $646. At this time, reinsurers have not disputed the unpaid amount ceded in the submission, and no proceedings are in progress. NAICC believes that the ultimate disposition of the PSI Claim will not have a material adverse impact on the financial condition of DHC.

Note 7. Income Taxes

      DHC files a Federal consolidated income tax return with its subsidiaries which will include the taxable results of the acquired companies described in Note 2 subsequent to their acquisition. DHC’s Federal consolidated return includes the taxable results of certain grantor trusts established pursuant to a prior court approved reorganization to assume various liabilities of certain present and former subsidiaries of DHC. These trusts are not consolidated with DHC for financial statement purposes. DHC records its interim tax provisions based upon estimated effective tax rates for the year.

      DHC has made provisions for certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activities of the trusts referred to above. For further information, reference is made to Note 8 of the Notes to the Consolidated Financial Statements included in DHC’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 8. Stockholders’ Equity

      As of September 27, 2002, there were 30,828,093 shares of common stock issued of which 30,817,297 were outstanding; the remaining 10,796 shares of Common stock issued but not outstanding are held as treasury stock. In connection with efforts to preserve Danielson’s net operating tax loss carryforwards, Danielson has imposed restrictions on the ability of holders of five percent or more of DHC Common Stock to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock.

      During the second quarter of 2002, DHC consummated a rights offering to provide funds for the acquisition of ACL and related entities as discussed in Note 2. 8,705,219 shares of Common Stock were issued at $5 per share pursuant to the rights offering in exchange for $42,228 in net proceeds, net of expenses. Expenses included a $1,000 backstop fee paid to SZ Investments LLC, a major stockholder of DHC. In addition, 2,002,558 shares were issued pursuant to warrants exercised that were previously held by SZ

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Investments LLC in connection with the rights offering for proceeds of $9,500 and 264,582 shares were issued pursuant to the exercise of options for proceeds of $1,087.

      In connection with the ACL acquisition, 339,040 shares of restricted DHC common stock were issued to ACL management. These restricted shares have been valued at fair value at the date of issuance and vest one third annually over a three year period. The full value of these shares is recorded as paid in capital with an offset to unearned compensation in stockholders’ equity. As employees render service over the vesting period, compensation expense is recorded and unearned compensation is reduced.

      On July 1, 2002, DHC issued an option for 150,000 shares of DHC Common Stock to an employee with an exercise price equal to the fair market value of DHC Common Stock on that date.

      On July 24, 2002, the Board of Director’s of DHC amended the 1995 Stock and Incentive Plan and granted stock options to management of ACL for 1,560,000 shares of DHC Common Stock. The options have an exercise price of $5.00 per share and expire 10 years from the date of grant. One half of the options time vest over a 4 year period in equal annual installments and one half of the options vest over a 4 year period in equal annual installments contingent upon the financial performance of ACL. ACL accounts for employee and director stock options under the intrinsic value method based on APB 25, “Accounting for Stock Issued to Employees.” Because the market price of DHC’s common stock has been lower than the exercise price of the options since the date of grant, no expense has been recognized in the accompanying financial statements.

      On July 24, 2002, DHC also issued options for 120,000 shares of DHC Common Stock to newly elected board members with an exercise price equal to the fair market value of the stock on that date. In addition options for 918,084 shares previously granted to employees, directors and contractors of DHC, which would have expired upon the termination of the service of these individuals to DHC on July 24, 2002, were extended 2 years or 2 years beyond the termination of their service in a new capacity, but in no case longer than the original term. Stock option compensation expense of $779 includes the expense associated with the option modifications and is also recorded as paid-in capital.

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 9.     Business Segments

	Barging	Construction	Terminals	Insurance	Other	Total

Quarter Ended September 27, 2002
Revenues from external customers	$157,376	$19,675	$17,960	$12,916	$—	$207,927
Segment earnings (loss)	3,027	73	1,949	(2,961)	(1,782)	306
Quarter Ended September 30, 2001
Revenues from external customers	$—	$—	$—	$24,799		$24,799
Segment loss	—	—	—	(2,328)	(447)	(2,775)
Nine Months Ended September 27, 2002
Revenues from external customers	$210,841	$21,033	$24,074	$56,785	$—	$312,733
Segment earnings (loss)	4,863	(753)	3,050	(1,761)	(3,720)	1,679
Nine Months Ended September 30, 2001
Revenues from external customers	$—	$—	$—	$69,790	$—	$69,790
Segment loss	—	—	—	(8,169)	(726)	(8,895)

      The following is a reconciliation of segment income (loss) to consolidated loss before taxes.

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 27,	September 30,	September 27,	September 30,
	2002	2001	2002	2001

Total segment income (loss)	$306	$(2,775)	$1,679	$(8,895)
Unallocated amounts:
Gain on bonds	—	—	8,402	—
Interest expense	(16,070)	—	(21,059)	—
Other, net	(2,343)	1,197	(2,680)	2,668

Loss before Taxes	$(18,107)	$(1,578)	$(13,658)	$(6,227)

      Danielson’s non-insurance service assets increased substantially since December 31, 2001 due to the acquisitions described in Note 2.

Note 10.     Changes in Accounting Standards

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill and intangible assets with indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of”

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(“SFAS 121”). SFAS 121 has been superceded by SFAS 144 which is described below. The adoption of SFAS 142 on January 1, 2002 has not had a significant effect on Danielson’s financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, an d Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

      The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Danielson adopted SFAS 144 in the first quarter 2002. The provisions of SFAS 144 did not have an impact on Danielson’s financial statements during the nine month period ended September 27, 2002.

Note 11.     Comprehensive Income (Loss) and Investments

	For the Three Months Ended		For the Nine Months Ended

	September 27,	September 30,	September 27,	September 30,
	2002	2001	2002	2001

Net loss	$(18,285)	$(1,594)	$(13,998)	$(6,286)
Net unrealized loss on available for sale securities	(1,731)	(5,834)	(3,179)	(775)
Net gain on fuel swaps designated as cash flow hedging instruments	62	—	111	—
Net loss on interest rate swaps designated as cash flow hedging instruments	(360)	—	(655)	—
Foreign currency translation (loss) gain	(57)	—	291	—

Total comprehensive loss	$(20,371)	$(7,428)	$(17,430)	$(7,061)

      Danielson’s fixed maturity and equity securities portfolio is classified as “available-for-sale” and is carried at fair value. Changes in fair value are credited or charged directly to stockholders’ equity as unrealized gains or losses, respectively. “Other than temporary” declines in fair value are recorded as realized losses in the statement of operations and the cost basis of the security is reduced.

      DHC considers the following factors in determining whether declines in the fair value of securities are “other than temporary”:

a. the significance of the decline in fair value compared to the cost basis,

b. the time period during which there has been a significant decline in fair value,

c. whether the unrealized loss is credit-driven or a result of changes in market interest rates,

d. a fundamental analysis of the business prospects and financial condition of the issuer, and

e. the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Based upon these factors, securities that have indications of potential impairment are subject to further review.

      In the third quarter of 2002, DHC determined that two equity securities had declines in fair value that were other than temporary and DHC, accordingly, recorded a realized loss of $2,655. A portion of these securities have been subsequently sold in October and November 2002. The net unrealized loss of DHC’s equity securities portfolio was $3,503 at the end of September 2002 and $1,964 at November 5, 2002.

Note 12.     Guarantor Financial Statements

      Debt issued by ACL amounting to $332,079 in outstanding Term Loans as of September 27, 2002, $259,671 in outstanding notes under the Indentures as of September 27, 2002 and the Revolving Credit Facility which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $50,000, are guaranteed by ACL’s wholly-owned domestic subsidiaries, other than ACL Capital Corp., any accounts receivable subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.

      Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the Parent Company and Nonguarantor Subsidiaries and the Guarantor Subsidiaries as of September 27, 2002 and for the quarter and nine months ended September 27, 2002.

      Danielson acquired ACL in May 2002. The following supplemental financial information also sets forth on a combined basis, combining statements of operations and statements of cash flows for ACL and its Nonguarantor Subsidiaries and the Guarantor Subsidiaries for periods prior to Danielson’s acquisition of ACL on May 29, 2002.

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Combining Statements of Operations of Danielson Holding Corporation

For the Quarter Ended September 27, 2002

	Parent Company
	and Nonguarantor	Guarantor		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Unaudited)
	(Dollars in thousands)
OPERATING REVENUES
Marine Services Revenue	$31,100	$164,621	$(710)	$195,011
Insurance Premiums Earned	14,033	—	—	14,033
Net Investment Income Applicable to Insurance Operations	1,427	—	(60)	1,367
Net Realized Gains Applicable to Insurance Operations	(2,630)	—	—	(2,630)
Other Income Applicable to Insurance Operations	146	—	—	146

TOTAL OPERATING REVENUES	44,076	164,621	(770)	207,927
OPERATING EXPENSES
MARINE SERVICES
Materials, Supplies and Other	10,168	73,230	586	83,984
Rent	1,522	12,807	(150)	14,179
Labor and Fringe Benefits	5,732	41,564	(141)	47,155
Fuel	421	19,762	—	20,183
Depreciation and Amortization	3,292	14,035	545	17,872
Taxes, other than Income Taxes	210	6,379	—	6,589

	21,345	167,777	840	189,962
INSURANCE SERVICES
Insurance Losses and Loss Adjustment Expenses	11,620	—	—	11,620
Policyholder Dividends	—	—	—	—
Policy Acquisition Expenses	2,776	—	—	2,776
General and Administrative Expenses	1,481	—	—	1,481

	15,877	—	—	15,877
Parent Company Administrative Expenses	1,782	—	—	1,782

TOTAL OPERATING EXPENSES	39,004	167,777	840	207,621

OPERATING INCOME (LOSS)	5,072	(3,156)	(1,610)	306
OTHER EXPENSE (INCOME)
Interest Expense	3,655	14,387	(1,972)	16,070
Other, Net	28,059	(2,877)	(22,839)	2,343

Net Other Expense	31,714	11,510	(24,811)	18,413

LOSS BEFORE TAXES	(26,642)	(14,666)	23,201	(18,107)
PROVISION FOR INCOME TAXES	89	89	—	178

NET LOSS	$(26,731)	$(14,755)	$23,201	$(18,285)

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Combining Statements of Operations of Danielson Holding Corporation

For the Nine Months Ended September 27, 2002

	Parent Company
	and Nonguarantor	Guarantor		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Unaudited)
	(Dollars in thousands)
OPERATING REVENUES
Marine Services Revenue	$41,638	$215,305	$(995)	$255,948
Insurance Premiums Earned	50,621	—	—	50,621
Net Investment Income Applicable to Insurance Operations	4,366	—	(60)	4,306
Net Realized Gains Applicable to Insurance Operations	1,346	—	—	1,346
Other Income Applicable to Insurance Operations	512	—	—	512

TOTAL OPERATING REVENUES	98,483	215,305	(1,055)	312,733
OPERATING EXPENSES
MARINE SERVICES
Materials, Supplies and Other	13,553	94,903	301	108,757
Rent	2,209	17,049	(150)	19,108
Labor and Fringe Benefits	7,787	53,173	(141)	60,819
Fuel	567	26,594	—	27,161
Depreciation and Amortization	4,354	19,082	568	24,004
Taxes, other than Income Taxes	286	8,652	—	8,938

	28,756	219,453	578	248,787
INSURANCE SERVICES
Insurance Losses and Loss Adjustment Expenses	43,019	—	—	43,019
Policyholder Dividends	—	—	—	—
Policy Acquisition Expenses	11,139	—	—	11,139
General and Administrative Expenses	4,389	—	—	4,389

	58,547	—	—	58,547
Parent Company Administrative Expenses	3,720	—	—	3,720

TOTAL OPERATING EXPENSES	91,023	219,453	578	311,054

OPERATING INCOME (LOSS)	7,460	(4,148)	(1,633)	1,679
OTHER EXPENSE (INCOME)
Interest Expense	4,768	18,846	(2,555)	21,059
Parent Company Investment Income Related to ACL Debt	(8,402)	—	—	(8,402)
Other, Net	29,595	(3,637)	(23,278)	2,680

Net Other Expense	25,961	15,209	(25,833)	15,337

LOSS BEFORE TAXES	(18,501)	(19,357)	24,200	(13,658)
PROVISION FOR INCOME TAXES	232	108	—	340

NET LOSS	$(18,733)	$(19,465)	$24,200	$(13,998)

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Combining Statements of Financial Position of Danielson Holding Corporation

At September 27, 2002

	Parent Company
	and Nonguarantor	Guarantor		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Unaudited)
	Dollars in thousands
CURRENT ASSETS
Cash and Cash Equivalents	$6,014	$12,557	$—	$18,571
Restricted Cash	6,667	—	—	6,667
Accounts Receivable, Net	45,031	27,665	(14,778)	57,918
Materials and Supplies	1,299	41,179	—	42,478
Investments	6,265	—	—	6,265
Other Current Assets	(5,309)	38,943	(2,335)	31,299

Total Current Assets	59,967	120,344	(17,113)	163,198
PROPERTIES — Net	136,811	517,745	13,842	668,398
PENSION ASSETS	—	21,407	—	21,407
OTHER ASSETS	270,605	120,809	(313,867)	77,547
INSURANCE SERVICES’ ASSETS:
Cash and Cash Equivalents	11,784	—	—	11,784
Investments	94,992	—	—	94,992
Other Assets	39,251	—	(4,030)	35,221

Total Insurance Services’ Assets	146,027	—	(4,030)	141,997

Total Assets	$613,410	$780,305	$(321,168)	$1,072,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$4,718	$28,338	$(10)	$33,046
Accrued Payroll and Fringe Benefits	1,512	14,969	—	16,481
Deferred Revenue	2,845	13,618	(2,335)	14,128
Accrued Claims and Insurance Premiums	—	26,961	—	26,961
Accrued Interest	810	10,137	—	10,947
Short-Term Debt	1,859	39,000	—	40,859
Current Portion of Long-Term Debt	46,596	533,714	—	580,310
Other Current Liabilities	23,146	36,789	(15,679)	44,256

Total Current Liabilities	81,486	703,526	(18,024)	766,988
LONG-TERM NOTE PAYABLE TO AFFILIATE	102,326	—	(102,326)	—
LONG-TERM DEBT	38,375	—	—	38,375
OTHER LONG-TERM LIABILITIES	15,785	15,393	10,291	41,469
INSURANCE SERVICES’ LIABILITIES:
Unpaid Losses and Loss Adjustment Expenses	96,594	—	—	96,594
Unearned Premiums and Reinsurance Premiums Payable	14,239	—	—	14,239
Other Insurance Services’ Liabilities	4,067	—	—	4,067

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Parent Company
	and Nonguarantor	Guarantor		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Unaudited)
	Dollars in thousands

Total Insurance Services’ Liabilities	114,900	—	—	114,900

Total Liabilities	352,872	718,919	(110,059)	961,732

STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 par value; authorized 10,000,000 shares; none issued and outstanding)	—	—	—	—
Common Stock ($ .10 par value; authorized 150,000,000 shares; issued 30,828,093 shares and outstanding 30,817,297 shares)	116,387	77,753	(191,057)	3,083
Additional Paid-in Capital	206,879	1,695	(91,301)	117,273
Unearned Compensation	(3,013)	(1,507)	3,013	(1,507)
Accumulated Other Comprehensive (Loss) Income	(4,052)	(217)	6,553	2,284
Retained Deficit	(55,597)	(16,338)	61,683	(10,252)
Treasury Stock (Cost of 10,796 shares)	(66)	—	—	(66)

Total Stockholders’ Equity	260,538	61,386	(211,109)	110,815

Total Liabilities and Stockholders’ Equity	$613,410	$780,305	$(321,168)	$1,072,547

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Combining Statements of Cash Flows of Danielson Holding Corporation

For the Nine Months Ended September 27, 2002

	Parent Company
	and Nonguarantor	Guarantor		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net Income (Loss)	$5,467	$(19,465)	$—	$(13,998)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
Unrealized Gain Related to ACL Debt Contributed in Acquisition of ACL	(12,478)	—	—	(12,478)
Depreciation and Amortization	4,922	19,082	—	24,004
Interest Accretion and Amortization	353	1,644	—	1,997
Stock Option Compensation	779	—	—	779
Other Operating Activities	7,442	(2,096)	—	5,346
Changes in Operating Assets and Liabilities:
Accounts Receivable	(13,671)	2,170	—	(11,501)
Materials and Supplies	65	(5,859)	—	(5,794)
Other Current Assets	7,875	2,969	—	10,844
Accrued Interest	(545)	9,900	—	9,355
Other Current Liabilities	(11,103)	(7,488)	—	(18,591)

Net Cash (Used in) Provided by Operating Activities	(10,894)	857	—	(10,037)
INVESTING ACTIVITIES
Property Additions	(2,629)	(5,944)	—	(8,573)
Proceeds from Property Dispositions	1,961	643	—	2,604
Purchase of ACL, GMS and Vessel Leasing	(42,665)	—	—	(42,665)
Net Change in Restricted Cash	(104)	—	—	(104)
Proceeds from the Sale of Investment Securities	1,388	—	—	1,388
Matured or Called Investment Securities	12,313	—	—	12,313
Purchase of Investment Securities	(5,783)	—	—	(5,783)
Other Investing Activities	(10,106)	2,240	—	(7,866)

Net Cash Used in Investing Activities	(45,625)	(3,061)	—	(48,686)
FINANCING ACTIVITIES
Short-Term Borrowings, Net	349	5,000	—	5,349
Long-Term Debt Issued	3,206	—	—	3,206
Long-Term Debt Repaid	(3,020)	(6,596)	—	(9,616)
Cash Overdrafts	—	(1,442)	—	(1,442)
Proceeds from Rights Offering, Net of Expenses	42,228	—	—	42,228
Proceeds from Exercise of Warrants for Common Stock	9,500	—	—	9,500
Proceeds from Exercise of Options for Common Stock	1,088	—	—	1,088
Other Financing Activities		(928)	—	(928)

Net Cash Provided by (Used In) Financing Activities	53,351	(3,966)	—	49,385

Net Decrease in Cash and Cash Equivalents	(3,168)	(6,170)	—	(9,338)
Cash and Cash Equivalents at Beginning of Period	20,966	18,727	—	39,693

Cash and Cash Equivalents at End of Period	$17,798	$12,557	$—	$30,355

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Combining Statement of Operations of American Commercial Lines LLC

For the Period December 29, 2001 through May 28, 2002

	ACL and
	Nonguarantor	Guarantor		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Unaudited)
	(Dollars in thousands)
OPERATING REVENUE	$11,742	$273,063	$—	$284,805
OPERATING EXPENSE
Materials, Supplies and Other	9,729	128,363	—	138,092
Restructuring Cost	—	13,493	—	13,493
Rent	594	22,527	—	23,121
Labor and Fringe Benefits	1,588	64,172	—	65,760
Fuel	118	30,316	—	30,434
Depreciation and Amortization	2,411	19,413	—	21,824
Gain on Property Dispositions, Net	(3)	(452)	—	(455)
Taxes, Other Than Income Taxes	24	10,902	—	10,926

	14,461	288,734	—	303,195

OPERATING LOSS	(2,719)	(15,671)	—	(18,390)
OTHER EXPENSE (INCOME)
Interest Expense	21	25,691	—	25,712
Interest Expense, Affiliate — Net	2,801	—	(2,801)	—
Other, Net	(502)	(1,472)	2,801	827

	2,320	24,219	—	26,539

LOSS BEFORE INCOME TAXES	(5,039)	(39,890)	—	(44,929)
INCOME TAXES (BENEFIT)	57	(976)	—	(919)

NET LOSS	$(5,096)	$(38,914)	$—	$(44,010)

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Combining Statement of Operations of American Commercial Lines LLC

for the Quarter Ended September 28, 2001

	ACL and
	Nonguarantor	Guarantor		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Unaudited)
	(Dollars in thousands)
OPERATING REVENUE	$13,798	$193,543	$—	$207,341
OPERATING EXPENSE
Materials, Supplies and Other	6,024	81,643	—	87,667
Rent	366	13,883	—	14,249
Labor and Fringe Benefits	1,268	40,539	—	41,807
Fuel	253	23,662	—	23,915
Depreciation and Amortization	1,277	12,830	—	14,107
Gain on Property Dispositions, Net	—	(5,032)	—	(5,032)
Taxes, Other Than Income Taxes	11	6,453	—	6,464

	9,199	173,978	—	183,177

OPERATING INCOME	4,599	19,565	—	24,164
OTHER EXPENSE (INCOME)
Interest Expense	—	16,959	—	16,959
Interest Expense, Affiliate — Net	1,616	—	(1,616)	—
Other, Net	1,268	(972)	1,616	1,912

	2,884	15,987	—	18,871

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	1,715	3,578	—	5,293
INCOME TAXES	—	89	—	89

NET INCOME	$1,715	$3,489	$—	$5,204

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Combining Statement of Operations of American Commercial Lines LLC

for the Nine Months Ended September 28, 2001

	ACL and
	Nonguarantor	Guarantor		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Unaudited)
	(Dollars in thousands)
OPERATING REVENUE	$28,643	$544,680	$—	$573,323
OPERATING EXPENSE
Materials, Supplies and Other	15,751	242,921	—	258,672
Rent	1,158	41,607	—	42,765
Labor and Fringe Benefits	3,099	120,031	—	123,130
Fuel	318	71,288	—	71,606
Depreciation and Amortization	3,849	38,624	—	42,473
Gain on Property Dispositions, Net	—	(16,106)	—	(16,106)
Taxes, Other Than Income Taxes	17	19,842	—	19,859

	24,192	518,207	—	542,399

OPERATING INCOME	4,451	26,473	—	30,924
OTHER EXPENSE (INCOME)
Interest Expense	—	55,039	—	55,039
Interest Expense, Affiliate — Net	4,781	—	(4,781)	—
Other, Net	320	(4,702)	4,781	399

	5,101	50,337	—	55,438

LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(650)	(23,864)	—	(24,514)
INCOME TAXES	51	300	—	351

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(701)	(24,164)	—	(24,865)
EXTRAORDINARY ITEM — GAIN ON EARLY EXTINGUISHMENT OF DEBT	—	1,885	—	1,885
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(490)	—	(490)

NET LOSS	$(701)	$(22,769)	$—	$(23,470)

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Combining Statement of Cash Flows of American Commercial Lines LLC

For the Period December 29, 2001 through May 28, 2002

	ACL and
	Nonguarantor	Guarantor		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Unaudited)

	(Dollars in thousands)
OPERATING ACTIVITIES
Net Loss	$(5,096)	$(38,914)	$—	$(44,010)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,411	19,413	—	21,824
Interest Accretion and Debt Issuance Cost Amortization	(10)	1,255	—	1,245
Gain on Property Dispositions	(3)	(452)	—	(455)
Other Operating Activities	(785)	(4,637)	—	(5,422)
Changes in Operating Assets and Liabilities:
Accounts Receivable	2,958	(18,565)	12,367	(3,240)
Materials and Supplies	(21)	(5,139)	—	(5,160)
Accrued Interest	1	10,331	—	10,332
Other Current Assets	1,278	(4,427)	—	(3,149)
Other Current Liabilities	695	20,029	(12,367)	8,357

Net Cash Provided by (Used in) Operating Activities	1,448	(21,126)	—	(19,678)

INVESTING ACTIVITIES
Property Additions	(51)	(5,554)	—	(5,605)
Proceeds from Property Dispositions	3	985	—	988
Other Investing Activities	5	(2,276)	(588)	(2,859)

Net Cash Used in Investing Activities	(43)	(6,845)	(588)	(7,476)

FINANCING ACTIVITIES
Danielson Holding Corporation Investment	—	25,000	—	25,000
Cash Dividends Paid	(588)	(25,190)	588	(25,190)
Bank Overdrafts	—	1,149	—	1,149
Other Financing	—	(173)	—	(173)

Net Cash (Used in) Provided by Financing Activities	(588)	786	588	786

Net Increase (Decrease) in Cash and Cash Equivalents	817	(27,185)	—	(26,368)
Cash and Cash Equivalents at Beginning of Period	1,341	45,912	—	47,253

Cash and Cash Equivalents at End of Period	$2,158	$18,727	$—	$20,885

DANIELSON HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Condensed Combining Statement of Cash Flows of American Commercial Lines LLC

For the Nine Months Ended September 28, 2001

	ACL and
	Nonguarantor	Guarantor		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Unaudited)

	(Dollars in thousands)
OPERATING ACTIVITIES
Net Loss	$(701)	$(22,769)	$—	$(23,470)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	3,849	38,624	—	42,473
Debt Issuance Cost Amortization	—	3,284	—	3,284
Gain on Property Dispositions	—	(16,106)	—	(16,106)
Other Operating Activities	(1,143)	(4)	—	(1,147)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(24,295)	11,004	—	(13,291)
Materials and Supplies	(396)	(3,444)	—	(3,840)
Accrued Interest	—	(7,471)	—	(7,471)
Other Current Assets	6,545	(10,759)	—	(4,214)
Other Current Liabilities	18,620	4,225	—	22,845

Net Cash Provided by (Used in) Operating Activities	2,479	(3,416)	—	(937)

INVESTING ACTIVITIES
Property Additions	(1,837)	(11,188)	—	(13,025)
Proceeds from Property Dispositions	—	22,911	—	22,911
Proceeds from Sale of Terminals	—	8,241	—	8,241
Other Investing Activities	1,463	(8,396)	(1,000)	(7,933)

Net Cash (Used in) Provided by Investing Activities	(374)	11,568	(1,000)	10,194

FINANCING ACTIVITIES
Short-Term Borrowings	—	8,250	—	8,250
Long-Term Debt Repaid	—	(40,709)	—	(40,709)
Cash Dividends Paid	(1,000)	—	1,000	—
Bank Overdrafts	—	(6,672)	—	(6,672)
Debt Costs	—	(3,462)	—	(3,462)
Other Financing	—	102	—	102

Net Cash Used in Financing Activities	(1,000)	(42,491)	1,000	(42,491)

Net Decrease in Cash and Cash Equivalents	1,105	(34,339)	—	(33,234)
Cash and Cash Equivalents at Beginning of Period	2,279	57,289	—	59,568

Cash and Cash Equivalents at End of Period	$3,384	$22,950	$—	$26,334

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

      Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Danielson Holding Corporation (“DHC”) and its subsidiaries, including its subsidiary American Commercial Lines LLC (“ACL”) (DHC and its subsidiaries are referred to collectively as “Danielson”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. DHC cautions investors that any forward-looking statements made by DHC are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to DHC include, but are not limited to, the risks and uncertainties affecting their businesses described in DHC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (particularly Item 7, “Risk Factors That May Affect Future Results”), in ACL’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001 (particularly Item 1, “Risks Associated With Our Business”), in other securities filings by DHC and ACL and other important factors, including:

•	substantial leverage and ability to service debt;

•	changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries;

•	general economic and business conditions, including cyclical or other downturns in demand, a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports, significant pricing competition, unanticipated additions to industry capacity, fuel costs and interest rates;

•	annual worldwide weather conditions, particularly those affecting North and South America; and

•	natural catastrophes, reinsurer insolvencies or possible loss reserve deficiencies due to adverse loss experience.

      Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this 10-Q are made only as of the date hereof and DHC does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Overview and Significant Events

      DHC is organized as a holding company with substantially all of its operations conducted by subsidiaries. DHC, on a parent-only basis, has limited continuing expenditures for administrative expenses and derives revenues primarily from investment returns on portfolio securities. Therefore, the analysis of Danielson’s financial condition is generally done on an operating subsidiary basis.

      On May 29, 2002, Danielson consummated a transaction (the “Danielson Recapitalization”) to acquire 100% of the membership interest of ACLines LLC (“ACLines”), the single member owner of American Commercial Lines Holdings LLC (“ACL Holdings”), which is the single member owner of ACL. ACL is an integrated marine transportation and service company, operating approximately 5,100 barges and 200 towboats on the inland waterways of North and South America. ACL transports more than 70 million tons of freight annually. Additionally, ACL operates marine construction, repair and service facilities and river terminals.

      Also on May 29, 2002, DHC acquired a 5.4% interest in Global Material Services LLC (“GMS”), an entity in which ACL has a 50% ownership interest. GMS is an owner and operator of 27 marine terminal and warehouse facilities located in the United States and the Netherlands. In addition, GMS has a 24% equity interest in Global Material Services Venezuela, C.A. (“GMSV”), a newly formed entity engaged in the unloading of barges in Venezuela. ACL has a 38% direct ownership interest in GMSV. Danielson, through its ownership of ACL and GMS, has a 51% ownership interest in GMSV. Danielson consolidates the financial statements of GMS and GMSV as a result of this structure in its financial statements.

      Simultaneously with the Danielson Recapitalization on May 29, 2002, DHC also acquired a 50% ownership interest in Vessel Leasing LLC (“Vessel Leasing”), an entity in which ACL has a 50% ownership interest. Vessel Leasing is an owner of marine equipment, which is leased to ACL. Vessel Leasing is considered a special purpose entity under generally accepted accounting principles and is consolidated by ACL.

      At the same time as the Danielson Recapitalization, SZ Investments, LLC increased its equity ownership in DHC to approximately 18%. SZ Investments, LLC is an affiliate of Samuel Zell, DHC’s Chief Executive Officer. Another affiliate of Mr. Zell, HY I Investments, LLC, is a holder of approximately 42% of ACL’s Senior Notes and PIK Notes.

      On July 3, 2002, Jeffboat LLC (“Jeffboat”), ACL’s marine construction subsidiary, and its unionized employees represented by the International Brotherhood of Teamsters, Local No. 89, agreed upon a new collective bargaining agreement, ending a two month long strike. The previous collective bargaining agreement had expired on April 29, 2002 and the unionized employees chose to strike from April 30, 2002 until July 9, 2002, when they returned to work pursuant to the terms of the new collective bargaining agreement.

      Revenues and operating expenses of ACL, GMS and GMSV are combined beginning May 29, 2002 in the accompanying Condensed Consolidated Statement of Operations contained herein and are referred to as “Marine Services.” DHC also has 100% ownership of National American Insurance Company of California and its subsidiaries (collectively, “NAICC”). Revenues and operating expenses of NAICC are referred to as “Insurance Services” in the accompanying Condensed Consolidated Statement of Operations. The assets and liabilities of NAICC are presented on the Condensed Consolidated Statement of Financial Position contained herein on an unclassified basis and the assets and liabilities of the parent company, DHC, and the Marine Services group are combined on a classified basis.

Results of Operations

      The Marine Services group’s operating revenues and expenses included in the accompanying Condensed Consolidated Statement of Operations on a historical basis are for the period from May 29, 2002, the date of the Danielson Recapitalization, to September 27, 2002. The comparisons of the Marine Services group’s operating results are in reference to the pro forma operating results of the companies in that group presented for the periods indicated as if the Danielson Recapitalization had occurred as of January 1, 2001.

DHC Consolidated

Pro Forma Operating Information

	Quarter Ended		Nine Months Ended

	September 27,	September 30,	September 27,	September 30,
	2002	2001	2002	2001

	(Dollars in thousands)
OPERATING REVENUE
Domestic Barging	$144,483	$165,342	$424,543	$461,049
International Barging	12,893	12,955	29,500	26,550
Construction	19,675	26,486	58,692	75,372
Terminals	17,960	15,470	49,230	45,612

MARINE SERVICES REVENUE	195,011	220,253	561,965	608,583
Insurance Premiums Earned	14,033	22,073	50,621	61,469
Investment and Other (Loss) Income Applicable to Insurance Operations	(1,117)	2,726	6,154	8,321

TOTAL OPERATING REVENUE	207,927	245,052	618,740	678,373
OPERATING EXPENSE
Domestic Barging	146,964	149,679	449,948	449,558
International Barging	7,385	8,477	25,359	21,997
Construction	19,602	25,841	58,158	71,247
Terminals	16,011	13,457	43,177	40,393

MARINE SERVICES OPERATING EXPENSE	189,962	197,454	576,642	583,195
Expenses Related to Insurance Services	15,877	26,824	58,547	76,743
DHC Parent Expense	1,782	750	3,720	1,942

TOTAL OPERATING EXPENSE	207,621	225,028	638,909	661,880

OPERATING INCOME (LOSS)	$306	$20,024	$(20,169)	$16,493

Results of Operations — Marine Services

     Quarter Ended September 2002 Compared with Quarter Ended September 2001

      Operating Revenue. On a pro forma basis, Marine Services’ revenue declined $25.2 million or 11.5% in the third quarter of 2002 as compared to the third quarter of 2001. The decrease in revenue was primarily due to lower domestic barging freight rates and volume, lower sales volume at Jeffboat, and lower revenue from ACL’s international barging operations.

      Domestic barging revenue decreased $20.8 million to $144.5 million due to lower barging rates for grain and other bulk freight, lower grain freight volume, lower demurrage revenue (which is revenue paid by shippers to carriers for holding barges), lower liquid freight volume and lower coal freight volume. The decrease was partially offset by a higher volume of other bulk freight.

      International barging revenue decreased $0.1 million to $12.9 million primarily due to a lower barging revenue rate in Venezuela from a cost based adjustment of the primary customer’s rate in accordance with the terms of the contract and lower barge charter revenue in Argentina from the cancellation of an agreement. The revenue decline was partially offset by increased freight volume in the Dominican Republic where operations began in the third quarter of 2001 and increased freight volume in Venezuela.

      Revenue at Jeffboat decreased $6.8 million to $19.7 million primarily due to lower volume of hopper barge sales and lower volume of oversized tank barge sales as a result of lower customer orders, residual effects of the strike and the displacement of man hours into an ocean-going tank barge that was not completed at the end of the quarter.

      Terminals revenue increased $2.5 million due to the start of the GMSV operation in 2002, partially offset by lower storage revenue from GMS, lower revenue from ACL’s terminal in Venezuela, and lower revenue from ACL’s liquid transfer and storage facility.

      Operating Expense. On a pro forma basis, Marine Services’ operating expense decreased $7.5 million or 3.8%.

      Domestic barging expense decreased $2.7 million to $147.0 million due to lower expense from reduced barging freight volume, lower fuel prices and lower barge charter rates. These were partially offset by reduced gains on property dispositions, higher equipment repairs and increased expense from lower water on the Mississippi and Ohio rivers. The average fuel price before the effect of user tax and hedging was 74 cents per gallon in the third quarter of 2002 on a volume of 25.5 million gallons, compared to 81 cents per gallon in the third quarter of 2001. Barge freight contract adjustment clauses for changes in fuel price currently protect approximately 50% of ACL’s fuel price risk exposure.

      International barging expense decreased $1.1 million to $7.4 million primarily due to lower cost for services in Venezuela driven by currency devaluation and lower barge charter expense in Argentina. These were partially offset by increased costs as a result of increased freight volume in the Dominican Republic where operations began in the third quarter of 2001.

      Jeffboat’s expense decreased $6.2 million to $19.6 million due to lower volume of hopper and oversized tank barge construction as a result of the factors discussed above.

      Terminals expense increased $2.6 million due to the start of the GMSV operation.

     Nine Months Ended September 2002 Compared with Nine Months Ended September 2001

      Operating Revenue. On a pro forma basis, Marine Services’ revenue declined $46.6 million or 7.7% in the first nine months of 2002 as compared to the first nine months of 2001. The revenue decrease was primarily due to lower domestic barging freight rates and volumes, the strike at Jeffboat, lower sales at Jeffboat from reduced customer orders and the loss of revenue associated with the sale of terminals in 2001, partially offset by increased revenue from ACL’s international business units.

      Domestic barging revenue decreased $36.5 million to $424.5 million due to lower barging rates for grain, bulk, coal and liquid freight, lower liquid freight volume, lower coal freight volume, lower demurrage revenue and lower towing revenue, partially offset by increased grain freight volumes primarily due to better operating conditions in the first half of the year and increased bulk freight volume as a result of increased demand in the third quarter.

      International barging revenue increased $2.9 million to $29.5 million due to increased revenue from ACL’s Dominican Republic unit which began operation in the third quarter of 2001, a new operation in Venezuela to move bauxite tonnage during the low water navigation season and the sale of logistics services to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela. The increase was partially offset by the absence of payments for minimum contract tonnage in Venezuela.

      Revenue at Jeffboat decreased $16.7 million to $58.7 million primarily due to lower volume of hopper and tank barge sales as a result of the strike in the second quarter and lower customer orders in the third quarter.

      Terminals revenue increased $3.6 million due to the start of the GMSV operation in 2002, partially offset by lower revenue from ACL’s terminal in Venezuela, lower storage revenue from GMS and lower revenue from ACL’s liquid transfer and storage facility.

      Operating Expense. On a pro forma basis, Marine Services’ operating expense decreased $6.6 million or 1.1%. Consulting and legal fees of $13.6 million incurred by the Marine services’ operations in the first nine months of 2002 as a result of the Danielson Recapitalization are included in the pro forma results.

      Domestic barging expense increased $0.4 million to $449.9 million due to lower gains on property dispositions, higher consulting and legal fees of which $13.6 million were associated with the Danielson Recapitalization, and higher equipment repair expense, partially offset by reduced fuel prices, better operating conditions in the first half of 2002, lower barge freight volume and lower boat depreciation expense due to a change in the estimated useful life of towboats. The average fuel price before the effect of user tax and hedging was 68 cents per gallon in the first nine months of 2002 on a volume of 78.9 million gallons, compared to 84 cents per gallon in the first nine months of 2001.

      International barging expenses increased $3.4 million to $25.4 million primarily due to additional expenses associated with operations during low water periods in Venezuela, expenses associated with providing logistics services to a third party barge operator in Venezuela, and an increase in expenses from ACL’s Dominican Republic unit, which began operation in the third quarter of 2001.

      Jeffboat’s expenses decreased $13.0 million to $58.2 million due to lower volume of hopper and tank barge construction as a result of the strike in the second quarter of 2002 and a lower volume of hopper and oversized tank barge construction during the third quarter of 2002.

      Terminals expense increased $2.8 million to $43.2 million due to the start of the GMSV operation.

Results of Operations — Insurance Services

      The operations of DHC’s insurance subsidiary, National American Insurance Company of California (“NAICC”), is primarily property and casualty insurance. The results discussed below exclude NAICC’s share of any undistributed earnings related to its proportional ownership of ACLines.

      Net premiums earned were $14.0 million and $50.6 million for the three and nine months ended September 2002, respectively, compared to $22.1 million and $61.5 million for the three and nine months ended September 2001, respectively. The decrease in net premiums earned is only indirectly related to the change in net written premiums in 2002, and is primarily attributable to the run-off policies written in 2001. Net written premiums were $11.6 million and $44. 4 million for the three and nine months ended September 2002, respectively, compared to $22.3 million and $65.7 million for the three and nine months ended September 2001, respectively.

      The overall decrease in net written premiums for 2002 over the comparable periods in 2001 is attributable to reduced production resulting from the decision in 2001 to exit certain lines of business and to limit future production for those lines retained. Net written premiums in non-standard commercial automobile decreased by $15.1 million or 46.8% during 2002 over the comparable year to date period in 2001. The decrease in commercial automobile net written premiums is due to production limitations mentioned above. Workers’ compensation net written premiums decreased by $10.5 million or 59.4% during 2002 over the comparable year to date period in 2001. This decrease is due primarily to reduced premium production in California as a result of the decision made in 2001 to exit this line of insurance.

      Net written premiums for private passenger automobile increased during 2002 over the comparable year to date period in 2001 by $4.3 million, or 27.5%. The increase in private passenger net written premiums is attributable to the growth in the non-standard California program which more than offset the reduction from the termination of the non-standard automobile program outside of California.

      Net investment income was $1.4 million and $4.3 million for the three and nine months ended September 2002, respectively. Net investment income was $2.3 million and $6.4 million for the three and nine months ended September 2001. The reduction in investment income is attributable to decreased cash flow of $13.8 million over the comparable year-to-date period in 2001 caused by the aforementioned decrease in written premiums and a decrease in overall annualized investment yield from 8.41% in 2001 to 6.05% in 2002. The decrease in investment yield is the result of the conversion of $9.2 million of ACL notes to equity in the second quarter as a result of the Recapitalization of ACL in May 2002 and lower interest rates. Realized losses were $(2.6) million and realized gains were $1.3 million for the three and nine months ended September 2002, respectively. There were no realized gains for the three months ended September 2001, and there were realized gains of $0.7 million for the nine months ended September 2001. Realized gains increased

$0.6 million during 2002 and include a gain of $5.2 million related to the conversion of ACL notes to equity, offset by realized losses from the sale of equities of $1.3 million and from an other than temporary impairment loss of $2.7 million. In the third quarter of 2002, NAICC determined that two equity securities had declines in fair value that were other than temporary and, accordingly, recorded a realized loss of $2.7 million. A portion of these securities have been subsequently sold in October and November 2002. The net unrealized loss of NAICC’s equity securities portfolio was $3.5 million at the end of September, 2002 and $2.0 million at November 5, 2002. NAICC’s equity portfolio, which consists generally of small and midcap technology companies, declined significantly in the third quarter as did the overall equity market. For example, the third quarter decline in the NASDAQ was 19.9%. In contrast, earlier in fiscal 2002, NAICC’s equity portfolio reflected an unrealized gain.

      Net losses and loss adjustment expenses (“LAE”) were $11.6 million and $43.0 million for the three and nine months ended September 2002, respectively, compared to $19.2 million and $55.5 million for the three and nine months ended September 2001, respectively. The resulting net loss and LAE ratios for the corresponding year to date periods were 85.0 percent and 90.3 percent, respectively, for 2002 and 2001. The loss and LAE ratio decreased in 2002 over 2001 due to increase in production of California non-standard private passenger automobile that has a lower loss ratio than commercial lines.

      Policy acquisition costs were $2.8 million and $11.1 million for the three and nine months ended September 2002, respectively, compared to $5.7 million and $15.5 million for the three and nine months ended September 30, 2001, respectively. As a percent of net premiums earned, policy acquisition expenses were 22.0 percent and 25.2 percent, for the nine months ended September 2002 and 2001, respectively. The slight decrease in the policy acquisition expense ratio in 2002 is due primarily to the slight increase in the deferral percentage relating to growth in non-standard private passenger auto in California that has a higher acquisition rate than other auto lines.

      General and administrative expenses were $1.5 million and $4.4 million for the three and nine months ended September 2002, respectively, compared to $1.9 million and $5.6 million for the three and nine months ended September 2001, respectively. General and administrative expenses decreased in 2002 compared to 2001 due to continuing cost reduction efforts initiated in the third and fourth quarters of 2001. As a percent of net premiums earned, general and administrative expenses were 8.7 percent and 9.1 percent for the nine months ended September 2002 and 2001, respectively.

      Combined underwriting ratios were 115.7 percent and 124.8 percent for the nine months ended September 2002 and 2001, respectively.

      Parent company administrative expense. Parent company administrative expense increased $1.0 million to $1.8 million for the quarter ending September 2002 as compared to $0.8 million for the quarter ending September 2001. The increase is primarily due to expense for stock options which were modified as of July 24, 2002. Parent company administrative expense increased $1.8 million to $3.7 million for the nine months ending September 2002 as compared to $1.9 million for the nine months ending September 2001 due to one time increases in management compensation related to the resignation of certain DHC management in connection with its acquisition of ACL and stock option expense.

      Interest expense. Interest expense increased to $16.1 million and $21.1 million, respectively, for the quarter and nine months ending September 2002 as compared to no expense for the quarter and nine months ending September 2001 primarily due to ACL’s and GMS’ interest expense after the acquisition.

      Parent company investment income increased to $8.4 million for the nine months ending September 2002 as compared to no income for the nine months ending September 2001 due to recognition of $8.4 million in gain on ACL bonds owned by DHC that were contributed as part of the purchase price of ACL Holdings.

Liquidity and Capital Resources

      On May 29, 2002, Danielson completed the Danielson Recapitalization through which it acquired and recapitalized ACL Holdings, the parent company of ACL. Holders of ACL Holdings’ preferred units exchanged all of their preferred units, other than the preferred units held by management unitholders, for

$7.0 million in cash from Danielson. Danielson contributed to ACL Holdings $58.493 million principal amount of ACL’s 10.25% senior notes due June 30, 2008, (“Old Senior Notes”) plus the interest obligations thereon, if any, and $25.0 million in cash in exchange for newly issued common units of ACL Holdings. All common units held by the common unitholders, other than the consenting common unitholders, were cancelled and extinguished. Members of ACL’s management abandoned to ACL Holdings all preferred units of ACL Holdings held by them for no consideration and all those preferred units were deemed cancelled and extinguished.

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

      As of September 27, 2002, DHC and its subsidiaries had outstanding indebtedness of $718.3 million, including $332.1 million drawn under ACL’s term loans (the “Term Loans”), $39.0 million drawn under ACL’s revolving credit facility, $137.1 million aggregate principal amount of new 11.25% senior notes (the “Senior Notes”), $116.1 million of new 12% pay-in-kind senior subordinate notes (the “PIK Notes”), $6.5 million of Old Senior Notes and $0.7 million in ACL other debt. Long-term debt also includes $40.9 million in Vessel Leasing bonds guaranteed by the U.S. Maritime Administration, $36.6 million in GMS bank debt, $5.3 million in Illinois Development Finance Authority bond proceeds outstanding to GMS, $0.8 million in GMS other debt and $3.2 million in GMSV bank debt. The ACL debt assumed by Danielson as part of the acquisition was adjusted to fair value at the acquisition date. The total amount of the unamortized discount as of September 27, 2002 is $58.7 million. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method. Accordingly, as of September 27, 2002, the carrying value of the Senior Notes was $128.2 million, the carrying value of the PIK Notes was $67.9 million and the carrying value of the Old Senior Notes was $4.9 million. As of September 27, 2002, ACL also had $1.7 million in outstanding capital lease obligations which are included in other current and long-term liabilities and had securitized $38.9 million of the trade receivables of two subsidiaries. Danielson does not guarantee the debt of ACL, Vessel Leasing, GMS or GMSV.

      DHC’s primary sources of liquidity are cash flows from the operating activities of the Marine Services group, borrowings under the ACL Senior Credit Facilities and other bank debt, and cash flows from the operating activities and investments of the insurance subsidiaries. DHC’s cash balance was $18.6 million as of September 27, 2002. There is $2.0 million of liquidity available under the ACL Revolving Credit Facility as of September 27, 2002. Cash used by operating activities totaled $10.0 million for the first nine months of 2002 compared to cash provided by operating activities of $0.6 million for the first nine months of 2001. The increase in cash used was primarily due to increased cash outflow from Insurance Services’ operations, discussed below, partially offset by cash provided by the operations of the Marine Services group.

      Capital expenditures are expected to be $12.3 million for 2002, with most expenditures being for marine equipment maintenance. As of September 27, 2002, a total of $8.6 million had been spent. ACL will continue to lease new construction equipment from third parties.

      ACL’s business is seasonal, and its quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest. In addition, working capital requirements fluctuate throughout the year.

      ACL is highly leveraged, which makes it vulnerable to changes in general economic conditions and to worldwide weather conditions, particularly those affecting North and South America, given the nature of ACL’s business. ACL’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond ACL’s control. ACL may, from time to time, borrow under its Revolving Credit Facilities.

      The ACL Senior Credit Facilities and the indentures governing the Senior Notes and the PIK Notes (the “Indentures”) also contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios. Compliance with financial ratios is measured at the end of each quarter. The Indentures also contain certain cross default provisions. ACL’s ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

      The Senior Credit Facilities also contain provisions which require mandatory prepayments of the Term Loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as certain excess cash flow.

      ACL has obtained an amendment (the “Amendment”) of certain covenants under the Senior Credit Facilities, relating to third quarter and fourth quarter 2002 covenants and a waiver of any past violations thereof. Absent the Amendment, ACL would not have been in compliance with the leverage or interest coverage ratios contained in its Senior Credit Facilities as of September 27, 2002.

      Among other things, the Amendment:

•	alters the leverage and interest coverage ratios for the third and fourth quarters of 2002;

•	increases the interest rate on the Term Loans and Revolving Credit Facility and charges a 1.0% per annum additional deferred interest rate;

•	freezes ACL’s additional unsecured indebtedness and investment capacity to current levels;

•	requires ACL to maintain $5.0 million cash on hand;

•	requires ACL to retain a consulting firm to represent and report to the lenders party to the Senior Credit Facilities (the “Lenders”); and

•	requires ACL to submit a financial restructuring plan to the Lenders prior to December 28, 2002.

      The Amendment also clarified that the financial effects of consolidating Vessel Leasing in ACL’s financial statements are to be excluded from debt covenant calculations under the Senior Credit Facilities.

      At the end of the first quarter of 2003, the covenant ratios in the Senior Credit Facilities revert to levels in effect before the Amendment. Although management is working on operating and financial plans to comply with its debt covenants in 2003 and thereafter, it is probable given management’s current outlook for 2003 operating results that ACL will not be in compliance with debt covenants at the end of the first quarter 2003, absent another amendment to the Senior Credit Facilities. As a result of the uncertainty of ACL’s ability to meet its debt covenants, DHC has classified all of its long-term debt as current debt. Failure to meet the covenants could result in acceleration of the debt, higher interest rates or other adverse consequences, which could have a material adverse effect on ACL since it is highly leveraged.

      On October 31, 2002 ACL received a notification from Bank One, NA (“Bank One”) stating that ACL was in violation of the cross-default provisions contained in the Receivables Purchase Agreement among American Commercial Lines Funding Corporation, American Commercial Barge Line LLC, Jupiter

Securitization Corporation and Bank One dated as of May 24, 2002 (the “Receivables Facility”), which provides that a failure to maintain the financial ratios provided by the Credit Agreement, whether or not amended or waived, constitutes a default under the Receivables Facility. Bank One and ACL have agreed to an amendment to the Receivables Facility which will permit ACL to continue utilizing the Receivables Facility and which:

•	increases the loss reserve on the Receivables Facility from 10% to 15%, thereby reducing ACL’s borrowing capacity under the Receivables Facility;

•	changes the termination date of the Receivables Facility from May 29, 2003 to January 31, 2003; and

•	increases certain facility fees under the Receivables Facility.

Should ACL be unable to amend or replace the Receivables Facility after January 31, 2003 or should ACL be unable to conclude the plans discussed herein, ACL’s ability to maintain ongoing liquidity for the next twelve months will be questionable.

      DHC and its subsidiary ACL have had, and plan to continue to engage in discussions regarding various restructuring proposals with lenders under ACL’s Senior Credit Facilities and Receivables Facility. Any restructuring plan could involve various operational restructuring alternatives; asset sales; sale-leaseback transactions; purchase, exchange or other amendment or refinancing of its Senior Notes or PIK Notes; equity transactions; and other potential transactions designed to resolve liquidity and covenant compliance issues. A restructuring plan could also result in a reduction of the principal amount of, or extend the amortization of, ACL indebtedness. Any restructuring plan may require the approvals of all of ACL’s significant lenders. As discussed above, HY I Investments, LLC, an affiliate of SZ Investments, LLC, holds approximately 42% of ACL’s Senior Notes and PIK Notes. SZ Investments, LLC holds approximately 18% of DHC’s outstanding Common Stock and is an affiliate of Samuel Zell, DHC’s Chief Executive Officer.

      If any proposed restructuring plan is not accepted by ACL’s lenders and financial covenants are not reset or compliance with the covenants is not waived by the end of the first quarter of 2003, ACL will likely default under the Senior Credit Facilities and Receivables Facility. If such default were to occur, ACL’s lenders could take actions that would adversely impact the liquidity, financial condition and results of operations of DHC and ACL, including accelerating the amounts due under such facilities and causing cross-defaults under ACL’s indentures relating to the Senior Notes and PIK Notes. If ACL’s debt were accelerated, ACL would not have sufficient liquidity to meet the obligations as they become due. Accordingly, ACL would be required to refinance all or a portion of its indebtedness on or before maturity. In such event, there is no assurance that ACL will be able to refinance any of the indebtedness on commercially reasonable terms or at all.

      ACL’s ability to generate cash sufficient to fund its cash requirements for the next twelve months, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments, is also dependent on:

•	the absence of unusually adverse weather conditions during the fourth quarter of 2002 and first quarter of 2003 (historically, these are the most difficult periods for adverse weather conditions due to ice and snow), which, if adverse, could reduce or eliminate ACL’s ability to navigate on certain river segments, adversely affect ACL’s operational efficiencies and reduce overall volumes transported; and

•	the absence of a material adverse effect on ACL’s business from the other risks addressed in this Quarterly Report in the section titled “Forward Looking and Cautionary Statements” and the other securities filings referenced therein, including, but not limited to, changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries and general economic and business conditions, including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports, significant pricing competition, unanticipated additions to industry capacity, fuel costs and interest rates.

Cash Flow from Insurance Services

      Cash used by insurance operations was $13.1 million for the nine months ended September 30, 2002. Cash provided by insurance operations was $0.7 million for the nine months ended September 30, 2001. The decrease in cash provided by insurance operations of $13.8 million is primarily attributable to reduced premium production during 2002. Overall cash and invested assets, at market value, as of September 30, 2002 were $117.2 million compared to $136.2 million at December 31, 2001.

      DHC’s insurance subsidiaries require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The primary sources of funds to meet these obligations are premium revenues, investment income, recoveries from reinsurance, and, if required, the sale of invested assets. NAICC’s investment policy guidelines require that all liabilities be matched by a comparable amount of investment grade assets. Management believes that NAICC has both adequate capital resources and sufficient reinsurance to meet any unforeseen events such as natural catastrophes, reinsurer insolvency, or possible reserve deficiencies.

      Management believes that the existing capital structure of DHC’s insurance operations is adequate. The two most common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and loss adjustment expense reserves). A commonly accepted standard net written premium-to-surplus ratio is 3 to 1, although this varies with different lines of business. NAICC’s annualized premium-to-surplus ratio of 2.03 to 1 and 1.80 to 1 for the nine months ended September 30, 2002 and 2001, respectively, remains well under current industry standards. A commonly accepted standard for the ratio of losses and loss adjustment expense reserves-to-surplus is 5 to 1, compared with NAICC’s ratio of 2.74 to 1 at September 30, 2002.

Outlook

      With regards to Marine Services, management expects lower freight tariff rates and volumes in the fourth quarter of 2002 compared to the fourth quarter of 2001 due to continued weakness in the general economy. Management also expects the average price of fuel consumed by ACBL vessels to remain consistent with current market prices resulting in a price per gallon in the fourth quarter of 2002 of approximately 84 cents, 13 cents higher than the price in the fourth quarter of 2001. Management expects that ACBL’s vessels will consume approximately 110 million gallons annually and generally ratably throughout the year. ACL has barge freight contract price adjustment clauses which currently provide protection for approximately 50% of gallons consumed. Contract adjustments are deferred one quarter.

Changes in Accounting Standards

      In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill and intangible assets with indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). SFAS 121 has been superceded by SFAS 144 which is described below. The adoption of SFAS 142 on January 1, 2002 has not had a significant effect on DHC’s financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL adopted SFAS 144 in the first quarter of 2002. The provisions of SFAS 144 did not have an impact on DHC’s financial statements during the nine month period ended September 27, 2002.

      In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” (“Issue 94-3”). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. Additionally, under SFAS 146, if the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management expects to adopt SFAS 146 in 2003.

Item 3.     Quantitative And Qualitative Disclosures About Market Risk

      ACL is exposed to certain market risks which are inherent in its financial instruments and which arise from transactions entered into in the normal course of business. There have been no material changes to ACL’s exposure to market risks discussed in Item 7A of ACL’s 2001 Annual Report on Form 10-K for the year ended December 28, 2001.

Fuel Price Risk

      At September 27, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $3.2 million and a fair value of approximately $.062 million, which has been recorded in accounts receivable with the offset to other comprehensive income and an additional fair value of $.036 million which has been recorded as a receivable with an offset to the allowance for doubtful accounts in the condensed consolidated statement of financial position. Under these agreements, ACL will pay fixed prices ranging from $0.61 to $0.74 per gallon. There were 4.4 million gallons remaining on the contracts at September 27, 2002. The agreements terminate October 31, 2003. Due to the bankruptcy of Enron, one of the trading partners, ACL believes the hedge is no longer effective and has recognized the mark-to-market gain of $.036 million but has fully reserved for the amount. Management believes that the other trading partner does not present a credit risk to ACL.

Interest Rate Risks

      ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202.0 million and a fair value of zero as of September 27, 2002 and is effective through August 11, 2003. DHC accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income. The remaining change in fair value is recorded as other expense (income) in the condensed consolidated statement of operations.

      GMS also has entered into certain interest rate swap agreements which are used to convert a portion of GMS’s variable rate bank debt to fixed rates in order to reduce the risk of an increase in interest rates. DHC accounts for the interest rate swaps as cash flow hedges whereby the fair value of the interest swap agreements is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. Changes in fair value of interest rate swaps are recorded in other comprehensive income (loss), until earnings are affected by actual changes in interest rates. GMS has four interest rate swaps with a total notional amount of $32.9 million as of September 27, 2002.

Item 4.     Controls and Procedures

      Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, DHC carried out an evaluation, under supervision and with the participation of DHC’s management, including DHC’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of DHC’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that DHC’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q and DHC’s other periodic filings is recorded, processed, summarized and reported as and when required.

      There have been no significant changes in DHC’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date DHC completed its evaluation. Therefore, no corrective actions were taken.

PART II

OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities

      ACL (a principal DHC subsidiary) is not currently in default of any of its outstanding indebtedness, having recently entered into amendments of certain agreements relating thereto. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in ACL’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002 for further detail.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) Annual meeting held July 24, 2002.

      (b) Not applicable.

      (c) There were 30,803,317 shares of Danielson Holding Corporation outstanding as of July 23, 2002, the record date for the 2002 annual meeting of shareholders. A total of 18,384,321 shares were voted.

Election of Directors

      All of the nominees for director of DHC were elected with the following vote:

Nominee	Votes For	Votes Withheld	Broker Non-Votes

David M. Barse	17,864,992	606,312	—
Michael C. Hagan	17,875,638	519,328	—
Richard L. Huber	17,875,638	519,328	—
Eugene M. Isenberg	17,837,064	557,902	—
William C. Pate	17,875,638	519,328	—
Joseph P. Sullivan	17,875,638	519,328	—
Martin J. Whitman	17,875,638	519,328	—
Clayton Yeutter	17,875,638	519,328	—
Samuel Zell	17,875,638	519,328	—

Confirmation of Appointment of Independent Public Accountants

      The appointment of KPMG LLP as independent auditors to audit and report on DHC’s financial statements for the year 2002 was ratified by the shareholders with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes

18,362,828	13,218	18,920	—

Approval of Amendments to 1995 Stock and Incentive Plan

      An amendment to DHC’s 1995 Stock and Incentive Plan was ratified by the shareholders with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes

17,095,232	1,198,943	100,791	—

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit
No.	Description

10.1	Amendment No. 1 and Agreement dated as of September 27, 2002 to the Amended and Restated Credit Agreement among American Commercial Lines LLC, American Commercial Lines Holdings LLC and JPMorgan Chase Bank (Incorporated herein by reference to Exhibit 10.1 filed with American Commercial Lines LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002 and filed with the Securities and Exchange Commission on November 12, 2002).
10.2	First Amendment to Receivables Purchase Agreement dated as of November 11, 2002 among American Commercial Lines Funding Corporation, American Commercial Barge Line LLC and Jupiter Securitization Corporation (Incorporated herein by reference to Exhibit 10.2 filed with American Commercial Lines LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002 and filed with the Securities and Exchange Commission on November 12, 2002).

Reports on Form 8-K

      DHC filed Current Reports on Form 8-K dated July 24, 2002 (relating to a change in DHC’s certifying accountants from KPMG to Ernst & Young LLP) and August 12, 2002 (containing the Sarbanes-Oxley Act of 2002, Section 906 chief executive officer and chief financial officer certifications for DHC).

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, Danielson Holding Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANIELSON HOLDING CORPORATION (Registrant)

Date: November 12, 2002	By: /s/ JAMES J. WOLFF ------------------------------------------------ Name: James J. Wolff Title: Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

      I, Samuel Zell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Danielson Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ SAMUEL ZELL ------------------------------------------------ Samuel Zell Chief Executive Officer

CERTIFICATIONS

      I, James J. Wolff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Danielson Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ JAMES J. WOLFF ------------------------------------------------ James J. Wolff Chief Financial Officer