Form 10-K
period 2002-12-27
DANIELSON HOLDING CORP
filed 2003-03-27
CIK 225648

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE FISCAL YEAR ENDED DECEMBER 27, 2002



                                   OR



    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         Commission file number 1-6732
                             ---------------------

                         DANIELSON HOLDING CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                        95-6021257
         (State or Other Jurisdiction                             (IRS Employer
       of Incorporation or Organization)                       Identification No.)

            1701 EAST MARKET STREET
            JEFFERSONVILLE, INDIANA                                   47130
   (Address of Principal Executive Offices)                        (Zip Code)

                                 (812) 288-0100
              (Registrant's Telephone Number, Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
         Common Stock, $.10 par value                        American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes  [X]     No  [ ]

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $104,987,132

                        OUTSTANDING STOCK (ALL CLASSES)

                     CLASS                                       MARCH 27, 2003
                     -----                                       --------------
         Common Stock, $.10 par value                           30,817,297 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DANIELSON HOLDING CORPORATION

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   33
Item 3.   Legal Proceedings...........................................   33
Item 4.   Submission of Matters to a Vote of Security Holders.........   34

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   34
Item 6.   Selected Financial Data.....................................   35
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   36
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   59
Item 8.   Financial Statements and Supplementary Data.................   65
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  118

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........  118
Item 11.  Executive Compensation......................................  122
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  125
Item 13.  Certain Relationships and Related Transactions..............  127
Item 14.  Controls and Procedures.....................................  128

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................  129
Signatures............................................................  134
Certifications........................................................  135

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K (the "Report") may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Danielson Holding Corporation ("DHC") and its subsidiaries (together with DHC, "Danielson"), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks" or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws.

     DHC cautions investors that any forward-looking statements made in this Report are not guarantees or indicative of future performance. Although DHC believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company include, but are not limited to, the risks and uncertainties affecting our businesses described in Item 1, Business-Risk Factors, and in other securities filings by DHC and or by its indirect wholly owned subsidiary, American Commercial Lines LLC ("ACL"). The forward-looking statements contained in this Report are made only as of the date hereof and neither DHC nor ACL has or undertakes any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Danielson Holding Corporation ("DHC") is a holding company incorporated in Delaware, having separate subsidiaries (together with DHC, "Danielson") offering integrated marine transportation and services ("Marine Services") and insurance products ("Insurance Services"). DHC engages in the marine transportation and services business through its indirect subsidiaries, American Commercial Lines, LLC ("ACL") and related entities. DHC engages in insurance operations through its indirect subsidiaries, National American Insurance Company of California and related entities ("NAICC").

     As discussed in detail below in Item 1, Business -- The Marine Services Business -- ACL Bankruptcy Considerations, on January 31, 2003, ACL and certain of its subsidiaries and its immediate direct parent entity, American Commercial Lines Holdings LLC ("ACL Holdings"), filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Global Materials Services LLC ("GMS") and Vessel Leasing LLC ("Vessel Leasing"), partially owned by ACL, did not file for Chapter 11 protection nor are they guarantors of ACL's debt. DHC's consolidated financial statements contained herein include the operations of ACL and its subsidiaries and have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of ACL and the other bankrupt debtors to continue as a going concern is predicated, among other things, on the confirmation of a reorganization plan, compliance with the provisions of its debtor in possession financing, the ability of ACL and the other bankrupt debtors to generate the required cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy future obligations. Substantial doubt exists about ACL's ability to continue as a going concern. Accordingly, ACL's financial statements contain an opinion from its independent auditors which contains an explanatory paragraph for the going concern uncertainty. On a consolidated basis, DHC's 2002 financial statements therefore also contain an opinion from its independent auditors which contains an explanatory paragraph for ACL's going concern uncertainty.

     Although DHC is not liable for any of ACL's liabilities, ACL's Chapter 11 bankruptcy proceeding presents inherent material uncertainty for DHC as to whether DHC will have any substantial equity interest in ACL following the completion of the Chapter 11 proceeding. The ultimate recovery, if any, by ACL's creditors and by DHC, as the sole indirect equity owner of ACL, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to ACL's creditors and/or to DHC's equity interest in ACL. While it cannot presently be determined, DHC may receive little or no value with respect to its equity interest in ACL. DHC's 2002 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

     DHC had cash and investments, including investments in subsidiaries, at the holding company level of $73.7 million at December 27, 2002. DHC's cash amounted to $1.3 million, DHC's investments consisted of publicly traded bonds of $5.1 million and an investment in Marine Services companies of $44.0 million, consisting of a 100% ownership interest in ACLines LLC ("ACLines"), parent company of ACL Holdings (82.5% owned directly by DHC and 17.5% owned indirectly through NAICC and related entities), a 5.4% direct and 50% indirect ownership interest through ACL in GMS, an owner and operator of 26 marine terminal and warehouse facilities located in the United States and the Netherlands, and a 50% direct ownership interest and 50% indirect ownership interest through ACL in Vessel Leasing, an owner of 170 barges that are leased to ACL. DHC also had $23.3 million in investments in insurance subsidiaries net of NAICC's investment in ACL. DHC had liabilities at the holding company level of $4.2 million, consisting primarily of a note payable to NAICC of $4.0 million. See Schedule I for DHC parent only financial information. As discussed in detail below in Item 1, Business -- Governmental Regulation -- Capital Adequacy and Risk Based Capital, DHC repaid the $4.0 million to NAICC during February 2003.

     DHC expects to report, as of the end of its 2002 tax year, aggregate consolidated net operating tax loss carryforwards for federal income tax purposes of approximately $605.8 million. These losses will expire over the course of the next 17 years unless utilized prior thereto. See this Report at
Item 8, Financial Statements, Note 14 of the Notes to Consolidated Financial Statements (hereinafter referred to as "Notes to Consolidated Financial Statements").

     DHC intends to grow by developing business partnerships and making strategic acquisitions. As part of DHC's ongoing corporate strategy, DHC has continued to seek acquisition opportunities which will enable DHC to earn an attractive return on its investment. Such acquisitions will not necessarily complement its existing operations, and could be entirely unrelated to DHC's current businesses.

DESCRIPTION OF BUSINESSES

     Set forth below is a description of DHC's business operations as of December 27, 2002, as presented in the Consolidated Financial Statements included in this report. DHC is engaged in three primary businesses: the holding company business, the Marine Services business and the Insurance Services business. The Marine Services business has three business segments: barging, construction and terminals. The holding company business and the Insurance Services business each have one business segment. Each of these three businesses and business segments are described below.

     Additional information about DHC's business segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 21 of the Notes to Consolidated Financial Statements.

  THE HOLDING COMPANY BUSINESS

  Nature of Holding Company Operations

     DHC is a holding company whose subsidiaries consisted principally of insurance operations in the western United States, primarily California, prior to its May 2002 acquisitions. On May 29, 2002, DHC acquired all of the outstanding equity interests of ACL in connection with a recapitalization of ACL.

     ACL is an integrated marine transportation and service company. ACL provides barge transportation and ancillary services throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Ohio and Illinois Rivers and their tributaries and the Intracoastal canals that parallel the Gulf Coast. In addition, ACL is the leading provider of barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River System serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. ACL, through its subsidiary Jeffboat LLC ("Jeffboat"), also provides marine construction and repair services.

     GMS is an owner and operator of 26 marine terminal and warehouse facilities located in the United States and the Netherlands. DHC acquired for approximately $1.3 million an ownership interest in GMS during 2002 in connection with the ACL acquisition. GMS' ownership at December 27, 2002 was 5.4% owned by DHC, 50.0% owned by ACL, and in total 55.4% owned by DHC. The remaining 44.6% is owned by an unaffiliated third party.

     In 2002, GMS, ACL and minority owners organized new companies to unload bauxite in Venezuela. The "GMSV" companies are Global Materials Services Venezuela C.A., GMS Venezuela Terminal Partners LLC and GMS Venezuela Terminal Holdings LLC. DHC, through its ownership of ACL and GMS, has a 57% ownership interest in GMSV.

     Also in 2002 in connection with the ACL acquisition, DHC purchased for approximately $2.7 million a 50% equity interest in Vessel Leasing, a special purpose entity that leases barges to ACL's barge transportation operations. DHC also indirectly owns the other 50% equity interest in Vessel Leasing through ACL, and, accordingly, Vessel Leasing is consolidated with DHC and with ACL.

     DHC holds all of the voting stock of Danielson Indemnity Company ("DIND"). DIND owns 100 percent of the common stock of National American Insurance Company of California, Danielson's principal operating insurance subsidiary, which owns 100 percent of the common stock of Valor Insurance Company, Incorporated ("Valor"), Danielson Insurance Company and Danielson National Insurance Company (DIND, National American Insurance Company of California and its subsidiaries being collectively referred to hereinafter as "NAICC").

     NAICC writes non-standard private passenger and commercial automobile insurance, primarily in California. NAICC writes approximately 77% of its insurance in California and 12% of its business in Montana. For the years ended December 2002, 2001 and 2000, 45%, 16% and 28%, respectively, of total personal lines direct written premiums were produced through two general agents of NAICC. Prior to 2001, NAICC also underwrote workers compensation insurance, but has subsequently exited the workers' compensation business in all states.

  Tax Loss Carryforward

     At the close of 2002, DHC had a consolidated net operating loss carryforward of approximately $605.8 million for federal income tax purposes. This estimate is based upon federal consolidated income tax losses for the periods through December 31, 2001 and an estimate of the 2002 taxable results. Some or all of the carryforward may be available to offset, for federal income tax purposes, the future taxable income, if any, of DHC, its wholly owned subsidiaries and the Mission trusts described in more detail in Note 14 of the Notes to Consolidated Financial Statements. The Internal Revenue Service ("IRS") has not audited any of DHC's tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the net operating loss carryforward were reported. The net operating loss carryforward is currently fully reserved, for valuation purposes, on DHC's financial statements.

     DHC's net operating loss carryforwards will expire, if not used, in the following approximate amounts in the following years (dollars in thousands):

                                                               AMOUNT OF
                                                              CARRYFORWARD
YEAR                                                            EXPIRING
----                                                          ------------
2003........................................................    $ 60,849
2004........................................................      69,947
2005........................................................     106,225
2006........................................................      92,355
2007........................................................      89,790
2008........................................................      31,688
2009........................................................      39,689
2010........................................................      23,600
2011........................................................      19,755
2012........................................................      38,255
2019........................................................      33,636
                                                                --------
                                                                $605,789
                                                                ========

     DHC's ability to utilize its net operating loss carryforwards would be substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. DHC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year "testing period" by "5% stockholders". For this purpose, stock ownership is measured by value, and does not include so-called "straight preferred" stock. In an effort to reduce the risk of an ownership change, DHC has imposed restrictions on the ability of holders of five percent or more of the DHC common stock, par value $.10 per share (the "Common Stock"), as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock. The transfer restrictions were implemented in 1990, and DHC expects that they will remain in force as long as the net operating loss carryforwards are available to DHC. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by DHC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Internal Revenue Code.

  THE MARINE SERVICES BUSINESS

  Nature of Marine Services Operations

     ACL is an integrated marine transportation and service company, providing barge transportation and ancillary services. The principal cargoes carried are steel and other bulk commodities, grain, coal and liquids including a variety of chemicals, petroleum and edible oils. ACL supports its barging operations by providing towboat and barge design and construction, and terminal services. ACL, through its domestic barging subsidiary American Commercial Barge Line LLC ("ACBL"), is the leading provider of river barge transportation throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Illinois, Ohio, Tennessee and the Missouri Rivers and their tributaries and the Intracoastal Canals that parallel the Gulf Coast (collectively, the "Inland Waterways"). In addition, since expanding its barge transportation operations to South America in 1993, ACL has become the leading provider of barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia.

     ACL's position as a leader in South American barging was expanded on October 24, 2000, when an ACL 80% owned subsidiary, ACBL Hidrovias, Ltd. ("ACBLH") entered into an agreement with UP River Holdings Ltd. ("Ultrapetrol") to combine the inland river barge transportation divisions of Ultrapetrol and ACBLH. UABL operates on the Parana/Paraguay River system in South America. ACBLH has a 50% ownership interest in the joint venture company, UABL Limited ("UABL"). UABL operates 19 towboats and a combined fleet of 369 dry cargo and tank barges. UABL serves commodity shippers in Argentina, Bolivia, Brazil, Paraguay and Uruguay.

     At year end, ACBL's combined barge fleet was the largest in the United States, consisting of 3,551 covered and 609 open barges, used for the transportation of dry cargo, and 421 tank barges used for transportation of liquid cargo. ACBL's barge fleet is supported by the largest towboat fleet in the United States, consisting of 187 towboats at year end. ACBL has a strong and diverse customer base consisting of several of the leading industrial and agricultural companies in the United States.

     ACBL has numerous long-standing customer relationships, with 20 of its top 25 customers having been customers of ACBL for over 20 years. In many cases, these relationships have resulted in multi-year contracts. Certain long-term contracts provide for minimum tonnage or requirements guarantees, which allow ACBL to plan its logistics more effectively. Historically, a majority of ACBL's contracts for non-grain cargoes are at a fixed price, increasing the stability and predictability of operating revenue.

     ACL, through its Jeffboat subsidiary, designs and manufactures towboats and barges for ACBL, other ACL subsidiaries and third-party customers. Through its American Commercial Terminals LLC ("ACT") subsidiary, which operates two river terminal sites along the Inland Waterways, ACL supports its barging operations with transfer and warehousing capabilities for coal and liquid commodity products moving between barge, truck and rail.

     Other terminal locations are owned or operated by GMS, a joint venture between ACT, DHC and Mid-South Terminal Company, L.P., an unaffiliated third party. Through its Louisiana Dock Company LLC ("LDC") subsidiary, ACL maintains facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both towboats and barges, primarily to ACL but also to third-party customers.

     In recent years, ACL also has become the leading provider of river barge transportation in South America. ACL conducts its international operations mainly through American Commercial Lines International LLC and its foreign subsidiaries, ACBL de Venezuela, C.A., ACBL Dominicana SA and ACBL Hidrovias, Ltd. (collectively, "ACL International"), and through its investment in UABL. ACL International's fleet consisted at year end of six covered and 113 open hopper barges, three tank barges, seven deck barges and six towboats. Through UABL, ACL International participates in the operation of an additional 318 covered hoppers, 15 open hopper barges, 36 tank barges and 19 boats. ACL International entered the South American market in 1993 by establishing operations to serve a new customer's shipping needs along the Orinoco River in Venezuela. Since then, the focus of ACL International's strategy has been to serve customers that require reliable, low-cost marine transportation abroad. ACL International works closely with current and potential customers to establish mutually beneficial long-term contracts to serve these needs. By following this strategy, ACL International has become the leading provider of barge transportation on the Orinoco River in Venezuela and, through UABL, the leading provider of barge transportation on the Parana/ Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. Through formation of the ACBL Dominicana SA subsidiary in 2001, ACL International also began operations on the Higuamo River in the Dominican Republic. Because demand for transportation in South America is expected to grow and there are several consolidation opportunities in the South American market, ACL International has the opportunity to broaden the scope of its operations over the long term.

  ACL History; DHC Acquisition and Recapitalization of ACL

     ACL is a Delaware limited liability company formed in April 1998 in connection with the conversion by merger of its predecessor American Commercial Lines, Inc. ("ACL Inc."), a Delaware corporation, into a limited liability company. ACL Inc. was formed in 1953 as the holding company for a family of barge transportation and marine service companies with an operating history beginning in 1915.

     In 1998, ACL was recapitalized by its owners pursuant to a Recapitalization Agreement, dated April 17, 1998, among CSX Corporation ("CSX"), Vectura Group Inc., a Delaware corporation now Vectura Group LLC ("Vectura"), a Delaware limited liability company, ACL's parent American Commercial Lines Holdings LLC ("ACL Holdings"), a Delaware limited liability company, ACL and National Marine, Inc., a Delaware corporation now National Marine LLC ("National Marine"), a Delaware limited liability company, whereby ACL Holdings completed a recapitalization in a series of transactions (the "Recapitalization") and combined the barging operations of Vectura, National Marine and their subsidiaries with that of ACL. ACL Holdings is an indirect wholly owned subsidiary of DHC.

     To finance the Recapitalization, ACL incurred secured debt under a Credit Agreement, dated June 30, 1998, with certain lenders and J.P. Morgan Chase Bank (formerly, The Chase Manhattan Bank), as administrative agent (the "Old Senior Credit Facilities"), consisting of a $200.0 million Tranche B Term Loan due June, 2006, a $235.0 million Tranche C Term Loan due June, 2007 (collectively the "Old Term Loans") and a revolving credit facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $100.0 million due June, 2005 (the "Old Revolving Credit Facility"). ACL also issued $300.0 million of unsecured 10 1/4% Senior Notes due June 2008 (the "Old Senior Notes"), pursuant to an indenture (the "Old Indenture") with United States Trust Company of New York, as trustee.

     Through May 28, 2002, ACL was in default under its bank and bond debt, as well as its receivables facility, due to nonpayment of interest on the debt as well as other covenant violations. On December 31, 2001, and subsequent thereto, ACL elected not to pay the interest due on its bank and bond debt due to ongoing negotiations with its bankers and noteholders regarding the restructuring of the debt. ACL obtained forbearance agreements or waivers which enabled it to complete the Danielson Recapitalization and the debt restructuring described below in Notes 1, 2 and 4 of the Notes to Consolidated Financial Statements.

     On March 15, 2002, Danielson entered into a definitive recapitalization agreement regarding the acquisition and recapitalization of ACL (the "Danielson Recapitalization") by Danielson. On April 15, 2002, ACL launched an exchange offer pursuant to which ACL offered to exchange the Old Senior Notes for a new series of 11.25% senior notes due January 1, 2008 (the "Senior Notes") and a new class of 12% pay-in-kind senior subordinated notes due July 1, 2008 (the "PIK Notes").

     On April 11, 2002, ACL and certain lenders executed an amendment agreement under which the Old Senior Credit Facilities would be amended and restated ("Senior Credit Facilities") upon the satisfaction of certain conditions set forth in the amendment agreement, including the consummation of the Danielson Recapitalization.

     Effective May 29, 2002, the Danielson Recapitalization was consummated with $58.5 million of the Old Senior Notes and interest thereon, if any, contributed by Danielson to ACL Holdings; $230 million, plus accrued interest, of the remaining $236.5 million in Old Senior Notes exchanged for new Senior Notes, and new PIK Notes and the Old Senior Credit Facilities amended. As part of the Danielson Recapitalization, DHC contributed $25.0 million in cash to ACL Holdings, which was immediately used to reduce the outstanding Old Term Loans under the Old Senior Credit Facilities. In addition, $50.0 million of the amount outstanding under the Old Revolving Credit Facility was converted into a new term loan (the "Tranche A Term Loan").

     Upon completion of the Danielson Restructuring, ACL became an indirect wholly owned subsidiary of DHC. At that same time, SZ Investments, LLC ("SZI") increased its equity ownership in DHC to approximately 18%. Samuel Zell, DHC's President, Chief Executive Officer and Chairman of DHC's Board of Directors, and Philip G. Tinkler, DHC's Chief Financial Officer, are affiliated with SZI and HY I Investments, LLC ("HYI"). HYI is a holder of approximately 42% of ACL's Senior Notes and PIK Notes. William Pate, a member of DHC's Board of DHC, is also an officer of SZI.

     As of May 29, 2002, after the $25.0 million reduction in outstanding Old Term Loans, and after the $50.0 million Old Revolving Credit Facility conversion to a Tranche A Term Loan, ACL's secured debt issued under the amended Senior Credit Facilities consisted of a $46.6 million Tranche A Term Loan due June 30, 2005, a $134.0 million Tranche B Term Loan due June 30, 2006, a $157.7 million Tranche C Term Loan due June 30, 2007 (collectively the "Term Loans") and the amended Revolving Credit Facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $50.0 million due June 30, 2005.

  ACL Bankruptcy Considerations

     During 2002 and the beginning of 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these and other factors, ACL's revenues and earnings did not meet expectations and ACL's liquidity was significantly impaired and ACL was unable to comply with its various debt covenants. As a result, ACL was unable to meet certain of its financial obligations as they became due. On January 31, 2003 (the "Petition Date"), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code" or "Chapter 11") under case number 03-90305. Included in the filing are ACL, ACL Holdings, ACBL, Jeffboat, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the "Debtors") under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court under case number 03-90305. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries, GMS or Vessel Leasing. DHC did not file for Chapter 11 protection and is not a party to any proceedings under the Bankruptcy Code.

     ACL and the other Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11 a plan of reorganization that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined, however, ACL has the exclusive right to submit a plan of reorganization within the first 120 days of the petition date.

     ACL and the other Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including but not limited to employee wages and certain employee benefits, certain critical vendor payments, certain insurance and claim obligations, and certain tax obligations, as a plan of reorganization is developed.

     Furthermore, the Debtors have entered into a Bankruptcy Court approved debtor-in-possession ("DIP") financing arrangement (which was originally entered into on January 31, 2003 and which was amended on March 13, 2003, the "DIP Credit Facility") that provides up to $75 million of financing. As of March 27,

2003, participating bank commitments under the DIP Credit Facility total $60 million, of which the Debtors have drawn $50 million, which was used to retire the Pre-Petition Receivables Facility (as hereinafter defined) and which continues to be used to fund the Debtors' day-to-day cash needs. The DIP Credit Facility is secured by the same and additional assets that collateralized the Senior Credit Facility (as hereinafter defined) and the Pre-Petition Receivables Facility, and bears interest, at ACL's option, at London InterBank Offered Rates ("LIBOR") plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates applicable in the event of a default under the DIP Credit Facility.

     The DIP Credit Facility also contains certain restrictive covenants that, among other things, restrict the Debtors' ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, and limit its capital expenditures.

     As a result of the Chapter 11 filings, certain events of default under the Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes (all as hereinafter defined) have occurred subsequent to December 27, 2002, the effects of which are stayed pursuant to certain provisions of the Bankruptcy Code.

     Under Chapter 11, actions by creditors to collect claims in existence at the filing date ("Pre-Petition Claims") are stayed or deferred absent specific Bankruptcy Court authorization to pay such Pre-Petition Claims while the Debtors continue to manage their businesses as debtors-in-possession and act to develop a plan of reorganization. A claims bar date has not yet been established.

     The amount of the claims to be filed against the Debtors by their creditors could be significantly different than the amount of the liabilities recorded by the Debtors. The Debtors also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code, applicable Bankruptcy rules and orders of the Bankruptcy Court. Under these Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and DHC as the sole equity investor in ACL may be substantially altered. This could result in claims being allowed and/or satisfied in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value, and the ACL membership interests indirectly owned by DHC being diluted or cancelled. The Debtors have not yet proposed a plan of reorganization. The Debtors' pre-petition creditors and DHC will each have a vote in the plan of reorganization.

     The United States Trustee has appointed an unsecured creditors committee. The unsecured creditors committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy creditors.

     The Chapter 11 process presents inherent material uncertainty; it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Debtors will continue to operate in their present organizational structure, or the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors, security holders and DHC as ACL's indirect sole equity holder. The ultimate recovery, if any, by creditors, security holders and DHC will not be determined until, at the earliest, confirmation of a plan of reorganization. No assurance can be given as to what value, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, DHC urges that appropriate caution be exercised with respect to existing and future investments in any of DHC's or ACL's securities. While it cannot presently be determined, DHC may receive little or no value with respect to its equity interest in ACL.

  Marine Services Industry

     Domestic barging focuses on four core commodity groups: steel/other bulk commodities, grain, coal and liquids. Because barging provides a low-cost transportation alternative for high mass/high volume cargoes, many bulk commodity shippers choose barging as their preferred mode of transportation. Coal is the barging industry's largest transport commodity from a tonnage standpoint, while grain is a material driver for the industry's overall freight rate structure for dry cargo movements due to the effect the varying levels of grain export demand has on capacity and rates. Chemicals are the primary liquid cargo handled by liquid barge carriers, along with petroleum products, edible oils, molasses and ethanol. Safety and quality control are essential factors in serving this market.

     The barging industry uses two types of equipment to move freight: towboats, providing the power source, and barges, providing the freight capacity. Each standard dry cargo barge is capable of transporting approximately 1,500 tons of cargo with the most common tank barges being either 10,000 barrel or 30,000 barrel capacity. The combination of a towboat and barges is called a tow, and usually consists of one towboat and from 5 to 40 barges. The number of barges in a tow will depend upon the horsepower of the towboat, the river capacity and conditions, the load and empty mix of the tow, the direction of travel and the commodity carried.

     Since 1980, the industry has been consolidating as acquiring companies have moved towards attaining the widespread geographic reach necessary to support major national customers. Following Ingram Industries Inc.'s (which operated 1,700 barges and 62 towboats) acquisition of Midland Enterprises Inc. (which operated 2,300 barges and 80 towboats) on July 2, 2002, there are five major domestic barging companies that operate more than 1,000 barges. There are also 12 mid-sized operators that operate more than 200 barges, and approximately 14% of the barging capacity is held by small carriers that operate fewer than 200 barges.

  Marine Services Operations

     Domestic Barging. In 2002, ACBL maintained its position as the leading provider of barge transportation in the United States, operating over nearly 11,000 miles of the Inland Waterways and transporting a wide variety of commodities, including steel/other bulk commodities, grain, coal and liquids. ACBL is ranked first in the United States in terms of revenues, barges operated and gross tons hauled. In terms of annual riverborne tonnage, ACBL is the leading grain transporter in the industry, and is the second largest liquids transporter. As of year end, ACBL's fleet consisted of 4,160 dry cargo hopper barges and 421 double-skinned tank barges. ACBL operated 1,601 of these dry cargo hopper barges and 42 of these tank barges pursuant to charter agreements. The charter agreements have expiration dates ranging from one to fifteen years. ACBL expects generally to be able to renew or replace such charter agreements as they expire. Although ACBL does not expect to purchase a material number of new barges in the year 2003, ACBL has a program to renew its fleet through which certain third party lenders or entities will acquire new equipment from Jeffboat and lease that equipment to ACBL. ACBL anticipates that it will obtain 50 new barges through this program in 2003.

                    DOMESTIC FLEET PROFILE BY BARGE TYPE(1)

                                                                           AVERAGE AGE
                                                                             (YEARS)
                                                              NUMBER     ---------------
BARGE TYPES                                                  OF BARGES   ACBL   INDUSTRY
-----------                                                  ---------   ----   --------
Covered Hoppers............................................    3,551      18       17
Open Hoppers...............................................      609      26       15
Tank Barges................................................      421      22       22
                                                               -----
          Total............................................    4,581      19       17
                                                               =====

---------------

(1) Includes both owned and chartered equipment and excludes marine equipment used in international operations. See below, "International Barging."

     In addition, at year end ACBL operated 187 towboats with an average age of approximately 26 years. No comparative industry data is available with respect to towboats. At year end, 48 of these towboats were operated by ACBL pursuant to charter agreements. The charter agreements have expiration dates ranging from one to five years. ACBL generally expects to be able to renew or replace such charter agreements as they expire.

     The size and diversity of ACBL's towboat fleet allows it to deploy the towboats to the portions of the Inland Waterways where they can most effectively operate. For example, ACBL's towboats that have in excess of 9,000 horsepower operate with tow sizes of as many as 40 barges along the Lower Mississippi River where the river channels are wider and there are no restricting locks and dams. ACBL's 5,600 horsepower towboats operate along the Ohio, Upper Mississippi and Illinois Rivers where the river channels are narrower and restricting locks and dams are more prevalent. ACBL deploys smaller horsepower towboats for shuttle and harbor services.

                       DOMESTIC TOWBOATS BY HORSEPOWER(1)

                                                              NUMBER OF   AVERAGE AGE
HORSEPOWER                                                    TOWBOATS      (YEARS)
----------                                                    ---------   -----------
6,700 - 10,500..............................................      15          24
5,000 - 6,500...............................................      60          26
1,950 - 4,900...............................................      31          29
1,800 and below.............................................      81          26
                                                                 ---
          Total.............................................     187          26
                                                                 ===

---------------

(1) Includes both owned and chartered equipment and excludes marine equipment used in international operations. See below, "International Barging."

     ACBL's barging operations encompass four core commodity groups: steel/other bulk commodities, grain, coal and liquids. In terms of tonnage and revenue, grain and coal are ACBL's largest transport commodities with steel/other bulk commodities and liquids second and third, respectively.

                  ACL DOMESTIC BARGING OPERATIONS BY COMMODITY

                                     2002                                2001                                2000
                       ---------------------------------   ---------------------------------   ---------------------------------
                       REVENUE     %     TONNAGE     %     REVENUE     %     TONNAGE     %     REVENUE     %     TONNAGE     %
                       -------   -----   -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
                                                           (DOLLARS AND TONNAGE IN MILLIONS)
Grain/Coal...........   $240      41.2    38.9      55.2    $270      42.4    40.9      56.5    $229      38.7    37.2      55.0
Bulk/Steel...........    162      27.8    23.3      33.0     167      26.3    23.2      32.0     153      25.8    22.1      32.7
Liquids..............     97      16.7     8.3      11.8     111      17.5     8.3      11.5     113      19.1     8.3      12.3
Other(1).............     83      14.3     0.0       0.0      88      13.8     0.0       0.0      97      16.4     0.0       0.0
                        ----     -----    ----     -----    ----     -----    ----     -----    ----     -----    ----     -----
         Total.......   $582     100.0    70.5     100.0    $636     100.0    72.4     100.0    $592     100.0    67.6     100.0
                        ====     =====    ====     =====    ====     =====    ====     =====    ====     =====    ====     =====

---------------

(1) Includes towing and demurrage.

     To support its domestic barging operations, ACL maintains shore-based facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both towboats and barges, including five towboat dry-docks and nine barge dry-docks.

     International Barging. ACL launched its international barging operations in South America in 1993. ACL International currently operates on the Orinoco River, with headquarters in Puerto Ordaz, Venezuela, and through UABL on the Parana/Paraguay River system, with headquarters in Buenos Aires, Argentina. ACL International also operates on the Higuamo River in the Dominican Republic with headquarters in Santa Domingo. International operations generated 6% of ACL's 2002 operating revenue, and management expects revenues from international operations to increase in the coming years. ACL International's expansion in South America has been accomplished by introducing new equipment and technology to the South American river systems, utilizing systems used in the United States, developing new processes to meet local requirements and consolidating operations to improve efficiencies. ACL International expects to use its expertise to expand its barging operations into new regions.

     For additional information regarding DHC's foreign operations, see Note 22 to the Notes to Consolidated Financial Statements.

           INTERNATIONAL FLEET PROFILE BY BARGE TYPE (EXCLUDES UABL)

                                                               NUMBER     AVERAGE AGE
BARGE TYPES                                                   OF BARGES     (YEARS)
-----------                                                   ---------   -----------
Covered Hoppers.............................................       6          17
Open Hoppers................................................     113          18
Tank Barges.................................................       3          30
Deck........................................................       7          10
                                                                 ---
          Total.............................................     129          18
                                                                 ===

     At year end, ACL International operated 20 dry cargo barges pursuant to charter agreements with expiration dates of one year. ACL International expects generally to be able to renew or replace such charter agreements as they expire. In addition, ACL International operated six towboats.

     Barge and Towboat Design and Manufacturing. Jeffboat manufactures both towboats and barges for ACBL, ACL International, and other customers primarily for inland river service, and also produces coastal and offshore equipment and other special purpose vessels such as cruise boats, casino boats, and U.S. Army Corps of Engineers vessels. Jeffboat has long been recognized as a leader in inland marine technology, incorporating designs and propulsion systems derived from ongoing model basin studies. Jeffboat also provides around-the-clock vessel repair services, including complete dry-docking capabilities, back-up support for emergency cargo salvage and equipment recovery, and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts. In 2002, Jeffboat was a leading producer of inland barges in the United States, producing approximately one-third of the new supply of inland barges for the barging industry.

     ACL believes that the relationship between its transportation operations and Jeffboat provides a competitive advantage to ACL, permitting optimization of construction schedules and asset utilization between ACL's internal requirements and sales to customers. The relationship also gives Jeffboat's engineers an opportunity to collaborate with ACL's barge operations on innovations that optimize towboat performance and barge life.

     Operations at Jeffboat were interrupted in 2002 by a strike of its unionized employees from April 30, 2002 until July 9, 2002. Due to sharply decreased demand for new barges and other marine equipment, Jeffboat has subsequently laid off a substantial number of its employees.

     Terminals. ACL's terminal subsidiary, ACT, directly operates two facilities located on the Inland Waterways at St. Louis, Missouri and Memphis, Tennessee. GMS, ACL's terminal joint venture, operates 22 terminal or warehouse facilities at Guntersville, Alabama; Jeffersonville and Evansville, Indiana; Louisville, Kentucky; Omaha and Nebraska City, Nebraska; Cincinnati, Ohio; Decatur, Alabama (two sites); Helena, Pine Bluff , West Memphis (two sites) and Ft. Smith (two sites), Arkansas; Chicago, Illinois; Industry, Pennsylvania (two sites); Memphis, Tennessee (two sites); Houston, Texas; and Vlissingen, The Netherlands. GMS also operates four service operations at Battle Creek, Michigan; Mingo Junction, Ohio; Brooklyn Junction, West Virginia; and Vancouver, Canada. In addition, GMS and ACL are equity investors in a terminal operation in Puerto Ordaz, Venezuela.

  Marine Services Customers

     ACBL's primary customers include many of the nation's major industrial and agricultural companies. ACBL enters into a wide variety of short and long-term contracts with these customers ranging from annual one-year contracts to multi-year extended contracts with inflation adjustments. ACBL's top 25 customers accounted for 54% of ACL's fiscal 2002 operating revenue. One customer, Cargill, Inc., accounted for more than 10% of ACL's fiscal 2002 consolidated operating revenue.

     ACBL operates a 24-hour planning center at its headquarters in Jeffersonville, Indiana to provide around-the-clock customer contact and planning capability. In addition to enhanced customer service, the planning center has improved communication between vessels and office staff for more efficient logistics and better asset utilization.

  Marine Services Competition

     ACL's barging operations compete on the basis of price, service and equipment availability. Primary competitors of ACL's barging operations include other barge lines, railroads, trucks and pipelines. Barge transportation provides the lowest unit cost of delivery of any major form of transportation for high volume, bulk products, delivering 12% of the volume of U.S. freight for 2% of the total U.S. freight cost, according to data available from the U.S. Department of Transportation. One standard hopper barge has the equivalent carrying capacity of 15 railcars or 58 trucks. In areas where shippers have access to water transportation, the rate per ton-mile is significantly less than rail rates and approximately 80% to 90% lower than truck rates. While it is generally less expensive to move large volumes of certain liquids by pipeline when both the origin and destination have a direct connection to the pipeline, barge transportation of liquids has greater flexibility with respect to the origins and destinations that can be served.

     Competition within the barging industry for major commodity contracts is intense. There are a number of companies offering transportation services on the Inland Waterways. Carriers compete not only on the basis of commodity shipping rates, but also with respect to value-added services, including more convenient and flexible scheduling, more timely information and different equipment. ACL utilizes its boat and barge repair and vessel fleeting facilities, Jeffboat's shipbuilding capabilities and the geographically broad-based terminals of ACT and GMS to support its core barging business and to offer a combination of competitive pricing and high quality service to its customer base.

     ACL considers Trinity Industries Inc. to be a significant competitor to Jeffboat. ACL believes that in addition to Trinity, Jeffboat's other significant competitors include Bollinger Machine Shop and Shipyard, Inc. and Galveston Shipbuilding Company for barges, and Friede Goldman Halter, Inc. and Quality Shipyards, Inc. for towboats, all of which are located primarily on the Gulf of Mexico. These other competitors do not currently manufacture barges, however, should market conditions change they could quickly ready their shipyards to construct inland barges and related equipment.

  Marine Services Intellectual Property

     ACL registers some of its material trademarks, tradenames and copyrights and has acquired patent protection for some of its proprietary processes. ACL has current trademark rights to conduct its business.

  Marine Services Insurance

     ACL maintains protection and indemnity insurance to cover liabilities arising out of the ownership and operation of marine vessels. ACL maintains hull and machinery insurance policies on each of its vessels in amounts related to the value of each vessel. Each vessel is insured at its current fair market value; however, damage claims are subject to an annual aggregate deductible of $4.0 million. ACL maintains coverage for shore-side properties, shipboard consumables and inventory, spare parts, worker's compensation, and general liability risks. ACL maintains primary insurance and third party guaranty agreements as to its statutory liabilities for discharges of oil or hazardous substances under the federal Oil Pollution Act of 1990. In the future, ACL may elect to self-insure such primary statutory liability amounts; however, ACL currently maintains and expects to continue to maintain excess coverage for pollution liability. All insurance policies have been obtained and arranged through the Aon Insurance Brokerage Syndicate, other brokers or direct placement with commercial insurers, and maintained with underwriters in the United States, British and other markets.

     Insurance premiums for the coverages described above will vary from year to year depending upon ACL's loss record and market conditions. In order to reduce premiums, ACL maintains certain per occurrence deductible, annual aggregate deductible and self-insured retention levels that it believes are prudent and generally consistent with those maintained by other shipping companies.

  THE INSURANCE SERVICES BUSINESS

  Nature of Insurance Operations

     NAICC is engaged in writing almost exclusively non-standard private passenger automobile and commercial automobile insurance primarily in California. Through January 2002, NAICC and Valor wrote workers' compensation insurance primarily in California and Montana. The accounts and operations of NAICC and DIND, NAICC's parent and a wholly owned subsidiary of DHC, are included in the Consolidated Financial Statements of DHC and are collectively referred to herein as "NAICC".

     NAICC began writing non-standard private passenger automobile insurance in California in July 1993, and in Oregon and Washington in April 1998 and in Arizona in 1999. NAICC writes its California business primarily through one general agent. Oregon, Washington and Arizona business is written directly through appointed independent agents. Policyholder selection is governed by underwriting guidelines established by NAICC. NAICC began writing non-standard commercial automobile in 1995 through independent agents. Non-standard risks are those segments of the driving public which generally are not considered "preferred" business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those who have been non-renewed or declined by another insurance company. Generally, non-standard premium rates are higher than standard premium rates and policy limits are lower than typical policy limits. Management believes that it is able to achieve underwriting success through refinement of various risk profiles, thereby dividing the non-standard market into more defined segments which can be adequately priced.

     The majority of automobiles owned or used by businesses are insured under policies that provide other coverage for the business, such as commercial multi-peril insurance. Businesses which are unable to insure a specific driver and businesses having vehicles not qualifying for commercial multi-peril insurance are typical NAICC commercial automobile policyholders. Examples of these risks include drivers with more than one moving violation, one and two vehicle accounts, and specialty haulers, such as sand and gravel, farm vehicles and certain short haul common carriers. The typical NAICC commercial automobile policy covers fleets of four or fewer vehicles. NAICC does not insure long haul truckers, trucks hauling logs, gasoline or similar higher hazard operations. The current average annual premium of the policies in force is approximately $5,286.

     Net written premiums for all private passenger automobile programs were $25.4 million, $20.1 million and $27.2 million in 2002, 2001 and 2000 respectively. Net written premiums were $25.4 million, $19.4 million, and $16.7 million in 2002, 2001 and 2000, respectively, for the non-standard private passenger automobile program. Net written premiums for preferred private passenger automobile were $0.04 million, $0.7 million and $10.5 million in 2002, 2001 and 2000, respectively. Net written premiums for non-standard private passenger automobile in California were $25.2 million, $11.9 million and $8.9 million for 2002, 2001 and 2000, respectively. Net written premiums for non-standard private passenger automobile outside California were $0.2 million, $7.5 million and $7.8 million for 2002, 2001 and 2000, respectively.

     The primary reason for increase in private passenger automobile premiums in 2002 is growth in the California non-standard program. The decrease in 2001 was due to the cancellation of the preferred private passenger automobile program in early 2001 and the cancellation of non-standard private passenger automobile outside of California. The decrease in 2000 California non-standard private passenger automobile premiums was due to increased competition in the California marketplace.

     Until January 1, 2002, NAICC ceded 10 percent of its California non-standard private passenger automobile business to a major reinsurance company under a quota share reinsurance agreement. Effective January 1, 2002 the treaty was not renewed. NAICC's Oregon and Washington non-standard automobile, California preferred automobile business, and its commercial automobile business is reinsured on an excess of loss basis, where the company retains the first $250,000.

     Net written premiums for commercial automobile were $19.5 million, $38.4 million and $23.1 million in 2002, 2001 and 2000, respectively. The decrease in commercial automobile premiums during 2002 is attributable to management's decision in late 2001 to curtail marketing efforts in this line.

     NAICC previously wrote workers' compensation insurance in California and four other western states. Workers' compensation insurance policies provide coverage for statutory benefits which employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses for vocational rehabilitation. Policies were issued having a term of no more than one year. In response to 2001 market developments affecting California workers' compensation, including worsening loss experience, NAICC decided to exit the workers' compensation line of business. The last California workers' compensation policy was issued in July 2001 and the last policy issued outside of California was issued in January 2002. Net written premiums for workers' compensation were $7.6 million, $21.7 million and $22.3 million in 2002, 2001 and 2000, respectively. The decrease in 2002 reflects the decision to exit the workers' compensation line as discussed above. The small decrease in 2001 reflected reduced production in California that was mitigated by growth in Montana. NAICC acquired Valor in June 1996. Valor is a Montana domiciled specialty insurance company that writes workers' compensation policies. Net written premiums for Valor workers' compensation were $6.6 million, $11.1 million and $9.9 million in 2002, 2001 and 2000, respectively. Valor began non-renewing all policies in December 2001 and was placed into run-off effective January 2002.

     NAICC does not write any business through managing general agents. Its California non-standard private passenger automobile, representing 40.6% of 2002 net written premiums, is produced through one general agent as compared to 14.8% in 2001 for the same general agent. In 2001, NAICC discontinued its California preferred private passenger auto program in California which had been produced through another general agent and which represented 14.4% of net written premium in 2000.

  Underwriting

     Insurers admitted in California are required to obtain approval from the California Department of Insurance of rates and/or forms prior to being used. Many of the states in which NAICC does business have similar requirements. Rates and policy forms are developed by NAICC and filed with the regulators in each of the relevant states, depending upon each state's requirements. NAICC relies upon its own as well as industry experience in establishing rates.

     Private passenger automobile policy limits vary by state. In California, non-standard policies provide maximum coverage up to $15,000 per person, $30,000 per accident for liability and bodily injury and $10,000 per accident for property damage. In Arizona, Oregon, and Washington, non-standard policies provide minimum coverage of $25,000 per person, $50,000 per accident for liability and bodily injury and $10,000 per accident for property damage, and can provide coverage to a maximum of $250,000 per person, $500,000 per accident for liability and bodily injury and $25,000 per accident for property damage. In general, preferred policies provide coverage to a maximum of $250,000 per person, $500,000 per accident for liability and bodily injury and $25,000 per accident for property damage. The maximum non-standard commercial automobile policy limit provided by NAICC is $1 million bodily injury and property damage combined single limit of liability for each occurrence. NAICC retains the first $250,000 bodily injury and property damage combined single limit of liability for each occurrence.

     NAICC retains the first $200,000 of each workers' compensation loss and has purchased reinsurance for up to $49.8 million in excess of its retention, the first $9.5 million of which are placed with three major reinsurance companies with the remaining $40.3 million being provided by 16 other companies. In April 2000, NAICC entered into a workers' compensation excess of loss reinsurance agreement with SCOR Re Insurance Company that provided coverage down to $200,000. In May 2001, NAICC entered into a workers' compensation excess of loss reinsurance agreement with PMA Re Insurance Company that provided 50% coverage down to $200,000.

  Marketing of Insurance Services

     NAICC maintains three sales offices. The offices are located in Long Beach, California, Phoenix, Arizona and Napa, California, with each office employing a single marketing representative. As a result of the 2001 decision to exit certain lines of business, NAICC closed its Fresno, California and Portland, Oregon offices and reduced its marketing personnel in both its Long Beach and Napa, California offices. NAICC believes that its local presence allows it to better serve policyholders and independent agents. All other functions of policyholder service, renewal underwriting, policy issuance, premium collection and record retention are performed centrally at NAICC's home office in Long Beach, California.

     NAICC currently markets its non-standard private passenger automobile insurance in California only by using one general agent that uses over 600 sub-agents to obtain applications for policies. NAICC wrote non-standard private passenger automobile insurance directly through 128 appointed independent agents in Arizona, Idaho, Nevada, Oregon and Washington. During 2001 it was decided to cease writing new policies for non-standard private passenger automobile outside of California. The appointed independent agents were reduced accordingly. NAICC, which began a preferred private passenger automobile program in California in February 1998 marketed through a second general agent, discontinued the program in 2001. However, certain renewals on this program were continued into 2002. During 2001, NAICC marketed its non-standard commercial automobile insurance through approximately 700 independent agents located in Arizona, California, Idaho, Nevada, Oregon, Utah and Washington. At the end of 2002 NAICC reduced its appointed agents to approximately 180 compared to 400 at the end of 2001.

     Prior to 2002, NAICC wrote workers' compensation business primarily in the states of California, Oregon, Arizona, Idaho and Montana through more than 800 independent agents. In July 2001 NAICC ceased writing policies in California, Arizona, and Nevada. NAICC stopped writing Oregon and Idaho polices in December 2001. Valor marketed workers' compensation insurance to Montana employers. All business is produced and serviced through its home office in Billings, Montana. NAICC targeted employers having operations that are classified as low to moderate hazard and that generally have payrolls under $1 million. Typically, annual premiums for employers in this payroll category are less than $25,000. Valor wrote workers' compensation for employers of a wide range of hazard classifications, from banks to construction businesses, and targeted the larger employers in the state of Montana. Valor began non-renewing its policies in December 2001 and the company was placed into run-off effective January 2002.

  Insurance Business Claims

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

     Workers' compensation claims are received, reviewed, and processed by NAICC employees located in claims service offices in Long Beach, California. Most of NAICC's policyholders are not of sufficient size or type to make a specialized managed care approach to medical cost containment more cost effective.

     The California Automobile Assigned Risk Plan provides for state mandated minimum levels of automobile liability coverage to drivers whose driving records, or other relevant characteristics, make it difficult for them to obtain insurance coverage in the voluntary market. NAICC does not expect to receive a material number of assignments arising from this program, and does not believe that the assignments will have a material adverse effect on its profitability.

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

     NAICC has claims for environmental clean-up against policies issued prior to 1970 and which are currently in run-off. The principal exposure arises from direct excess and primary policies of business in run-off, the obligations of which were assumed by NAICC in 1985. These direct excess and primary claims are relatively few in number and have policy limits of between $50,000 and $1,000,000, with reinsurance generally above $50,000. NAICC also has environmental claims arising associated with participation in excess of loss reinsurance contracts assumed by NAICC. These reinsurance contracts have relatively low limits, generally less than $25,000, and estimates of unpaid losses are based on information provided by the primary insurance company.

     The unpaid loss and LAE related to environmental cleanup is established considering facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Estimates for unknown claims and development or reported claims are included in NAICC's unpaid loss and LAE. The liability for development of reported claims is based on the estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that NAICC's exposure could be materially in excess of amounts that are currently recorded. Management does not expect that liabilities associated with these types of claims will result in a material adverse effect on future liquidity or financial position. However, claims such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates. As of December 31, 2002 and 2001, NAICC's net unpaid losses and LAE relating to environmental claims was approximately $7.3 million and $7.6 million, respectively.

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

     The following table provides a reconciliation of NAICC's unpaid losses and loss adjustment expenses (LAE) (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Net unpaid losses and LAE at beginning of year.......  $ 88,012   $ 79,389   $ 79,306
Incurred related to:
  Current year.......................................    49,474     68,848     55,269
  Prior years........................................    10,407      7,646      5,254
                                                       --------   --------   --------
          TOTAL INCURRED.............................    59,881     76,494     60,523
                                                       --------   --------   --------
Paid related to:
  Current year.......................................   (22,871)   (28,632)   (26,147)
  Prior years........................................   (45,830)   (39,239)   (34,293)
                                                       --------   --------   --------
          TOTAL NET PAID.............................   (68,701)   (67,871)   (60,440)
                                                       --------   --------   --------
Net unpaid losses and LAE at December 31.............    79,192     88,012     79,389
Plus: Reinsurance recoverable on unpaid losses.......    22,057     17,733     20,641
                                                       --------   --------   --------
Gross unpaid losses and LAE at December 31...........  $101,249   $105,745   $100,030
                                                       ========   ========   ========

     The losses and LAE incurred during 2002 related to prior years is attributable to adverse development on both the California workers' compensation line totaling $3.5 million, certain private passenger automobile programs totaling $4.7 million, and commercial automobile totaling $2.0 million. The losses and LAE incurred during 2001 related to prior years is attributable to adverse development on both the California workers' compensation line totaling $4.4 million and certain private passenger automobile programs, primarily outside of California, totaling $1.7 million. All of the workers' compensation lines and the private passenger automobile programs that caused higher than expected losses were placed in run-off during 2001. The losses and LAE incurred during 2000 related to prior years is attributable to development on the commercial automobile lines and certain lines in run-off.

     The following table indicates the manner in which unpaid losses and LAE at the end of a particular year change as time passes. The first line reflects the liability as originally reported, net of reinsurance, at the end of the stated year. Each calendar year-end liability includes the estimated liability for that accident year and all prior accident years comprising that liability. The second section shows the original recorded net liability as of the end of successive years adjusted to reflect facts and circumstance that are later discovered. The next line, cumulative (deficiency) or redundancy, compares the adjusted net liability amount to the net liability amount as originally established and reflects whether the net liability as originally recorded was adequate to cover the estimated cost of claims or redundant. The third section reflects the cumulative amounts related to that liability that were paid, net of reinsurance, as of the end of successive years.

     Analysis of Net Losses and Loss Adjustment Expense (LAE) Development (dollars in thousands):

                                                        YEARS ENDED DECEMBER 31,
                           -----------------------------------------------------------------------------------
                             1992       1993       1994       1995       1996      1997      1998       1999
                           --------   --------   --------   --------   --------   -------   -------   --------
Net Unpaid Losses and LAE
  at end of year.........  $104,825   $119,223   $128,625   $116,294   $ 97,105   $85,762   $77,466   $ 79,306
Net Unpaid Losses and LAE
  re-estimated as of:
  One Year Later.........   105,568    119,607    131,748    126,413     98,045    85,762    79,957     84,560
  Two Years Later........   111,063    123,039    141,602    126,796     97,683    85,684    82,778     88,001
  Three Years Later......   117,756    136,735    141,787    127,621     98,545    87,613    83,778     92,213
  Four Years Later.......   138,877    140,076    144,491    129,792    102,053    88,238    87,160
  Five Years Later.......   142,423    142,537    146,827    133,985    102,949    89,802
  Six Years Later........   144,457    144,556    151,784    134,992    103,645
  Seven Years Later......   145,370    147,916    152,764    135,629
  Eight Years Later......   148,052    148,523    153,459
  Nine Years Later.......   148,636    149,414
  Ten Years Later........   148,972
Cumulative (deficiency)
  redundancy.............   (44,147)   (30,191)   (24,834)   (19,335)    (6,540)   (4,040)   (9,694)   (12,907)
Cumulative net paid
  Losses and LAE:
  One Year Later.........    39,650     42,364     46,582     46,132     35,696    31,317    43,090     51,608
  Two Years Later........    68,025     71,702     80,515     74,543     54,815    43,855    62,577     71,151
  Three Years Later......    88,038     95,525    101,726     90,818     63,290    56,968    74,267     83,225
  Four Years Later.......   106,431    110,163    114,424     97,900     74,306    66,015    82,524
  Five Years Later.......   118,136    119,474    119,310    108,061     82,568    72,531
  Six Years Later........   125,218    122,296    128,117    115,721     88,424
  Seven Years Later......   126,362    129,378    135,013    121,344
  Eight Years Later......   132,482    134,792    140,146
  Nine Years Later.......   137,163    139,091
  Ten Years Later........   140,982

                             YEARS ENDED DECEMBER 31,
                           -----------------------------
                             2000       2001      2002
                           --------   --------   -------
Net Unpaid Losses and LAE
  at end of year.........  $ 79,389   $ 88,012   $79,192
Net Unpaid Losses and LAE
  re-estimated as of:
  One Year Later.........    87,035     98,419
  Two Years Later........    94,570
  Three Years Later......
  Four Years Later.......
  Five Years Later.......
  Six Years Later........
  Seven Years Later......
  Eight Years Later......
  Nine Years Later.......
  Ten Years Later........
Cumulative (deficiency)
  redundancy.............   (15,181)   (10,407)
Cumulative net paid
  Losses and LAE:
  One Year Later.........    64,599     74,460
  Two Years Later........    86,722
  Three Years Later......
  Four Years Later.......
  Five Years Later.......
  Six Years Later........
  Seven Years Later......
  Eight Years Later......
  Nine Years Later.......
  Ten Years Later........

     The following table reflects the same information as the preceding table, gross of reinsurance (dollars in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------
                                        1993       1994       1995       1996       1997       1998       1999
                                      --------   --------   --------   --------   --------   --------   --------
Gross unpaid losses and LAE at end
 of year............................  $137,479   $146,330   $137,406   $120,651   $105,947   $ 95,653   $ 94,934
Gross Unpaid Losses and LAE re-
 estimated as of:
 One Year Later.....................   137,898    149,815    149,416    121,787    107,060     99,314    103,166
 Two Years Later....................   141,737    161,731    150,106    121,335    106,543    100,893    105,313
 Three Years Later..................   158,263    162,246    150,815    122,369    110,091    103,012    107,791
 Four Years Later...................   162,697    165,111    153,509    126,736    112,841    107,449
 Five Years Later...................   165,077    168,045    159,164    127,881    115,418
 Six Years Later....................   167,702    174,811    160,538    129,012
 Seven Years Later..................   172,768    176,192    162,126
 Eight Years Later..................   173,728    178,080
 Nine Years Later...................   176,078
 Ten Years Later....................
 Eleven Years Later.................
Gross cumulative (deficiency)
 redundancy.........................   (38,599)   (31,750)   (24,720)    (8,361)    (9,471)   (11,796)   (12,857)
Cumulative gross paid Losses and
 LAE:
 One Year Later.....................    53,634     53,798     54,901     47,835     36,542     55,245     61,397
 Two Years Later....................    88,930     92,991     92,422     21,794     56,948     99,185     83,113
 Three Years Later..................   116,605    122,095    110,498     37,092     93,694    112,892     97,503
 Four Years Later...................   138,924    136,448    124,153     71,414    104,621    123,355
 Five Years Later...................   148,928    146,803    157,591     81,525    113,233
 Six Years Later....................   157,196    178,827    167,089     89,427
 Seven Years Later..................   187,373    187,556    174,745
 Eight Years Later..................   193,957    194,554
 Nine Years Later...................   200,112
 Ten Years Later....................
 Eleven Years Later.................
 Gross unpaid losses and LAE latest
   re-estimate......................   176,078    178,080    162,126    129,012    115,418    107,449    107,791
Reinsurance recoverable latest re-
 estimate...........................    26,664     24,620     26,497     25,367     25,616     20,289     15,578
                                      --------   --------   --------   --------   --------   --------   --------
Net unpaid losses and LAE latest re-
 estimate...........................   149,414    153,459    135,629    103,645     89,802     87,160     92,213
                                      --------   --------   --------   --------   --------   --------   --------

                                         YEARS ENDED DECEMBER 31,
                                      ------------------------------
                                        2000       2001       2002
                                      --------   --------   --------
Gross unpaid losses and LAE at end
 of year............................  $100,030   $105,745   $101,249
Gross Unpaid Losses and LAE re-
 estimated as of:
 One Year Later.....................   115,611    126,521
 Two Years Later....................   117,135
 Three Years Later..................
 Four Years Later...................
 Five Years Later...................
 Six Years Later....................
 Seven Years Later..................
 Eight Years Later..................
 Nine Years Later...................
 Ten Years Later....................
 Eleven Years Later.................
Gross cumulative (deficiency)
 redundancy.........................   (17,105)   (20,776)
Cumulative gross paid Losses and
 LAE:
 One Year Later.....................    69,061     81,591
 Two Years Later....................    95,019
 Three Years Later..................
 Four Years Later...................
 Five Years Later...................
 Six Years Later....................
 Seven Years Later..................
 Eight Years Later..................
 Nine Years Later...................
 Ten Years Later....................
 Eleven Years Later.................
 Gross unpaid losses and LAE latest
   re-estimate......................   117,135    126,521
Reinsurance recoverable latest re-
 estimate...........................    22,565     28,102
                                      --------   --------
Net unpaid losses and LAE latest re-
 estimate...........................    94,570     98,419
                                      --------   --------

     The cumulative deficiencies as of December 31, 1999 through 2001 on a net basis of $12.9 million, $15.2 million and $10.4 million, respectively, are due in part to the strengthening of the unpaid losses and ALAE for current lines of business by $9.9 million in 2002. Those lines include workers' compensation that is in run-off, commercial automobile, and private passenger automobile that has the business outside California in run-off. The increase in 2002 was attributable to adverse development.

     The cumulative deficiency as of December 31, 1994 and 1995 on a net basis of $24.8 million and $19.3 million, respectively, is due in part to the strengthening of the unpaid losses and ALAE of pre-1980 businesses assumed by NAICC in 1985 and which are in run-off. NAICC increased these run-off claim liabilities by $10 million in 1996. The pre-1980 run-off liabilities include claims relating to environmental clean-up for policies issued prior to 1970.

     The cumulative deficiency on a net basis of $44.1 million and $30.2 million December 31, 1992 and 1993, respectively, is also attributable to both adverse development of workers' compensation loss experience in the 1990 and 1991 loss years, and development in certain lines in run-off. The California workers' compensation industry, including NAICC, experienced adverse development of those loss years. The adverse development in 1990 and 1991 was significantly offset by favorable workers' compensation loss experience and development in the 1992 through 1995 loss years thus the reduction noted from 1992 to 1993.

     Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future especially considering that those ongoing lines that have experienced the greatest adverse development have been placed in run-off in 2001. It may not be appropriate to use this cumulative history in the projection of future performance.

  Reinsurance

     In its normal course of business in accordance with industry practice, NAICC reinsures a portion of its exposure with other insurance companies so as to effectively limit its maximum loss arising out of any one occurrence. Contracts of reinsurance do not legally discharge the original insurer from its primary liability. Estimated reinsurance receivables arising from these contracts of reinsurance are, in accordance with generally accepted accounting principles, reported separately as assets. Premiums for reinsurance ceded by NAICC in 2002 and 2001 were 6.4% and 9.4% of direct written premiums, respectively.

     As of December 31, 2002, General Reinsurance Corporation ("GenRe"), and Mitsui Sumitomo Insurance Company, Ltd. ("Mitsui"), were the only reinsurers that comprised more than 10% of NAICC's reinsurance recoverable on paid and unpaid balances. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. At December 31, 2002 NAICC had reinsurance recoverable on paid and unpaid balances of $12.8 million and $2.7 million from GenRe and Mitsui, respectively. Both GenRe and Mitsui have an A.M. Best rating of A+ or better. The unsecured balance from Mitsui is approximately $1.6 million. The paid and unpaid recoverable amounts ceded to Mitsui relate to business in run-off and assumed by NAICC. See Note 6 of the Notes to Consolidated Financial Statements for further information on reinsurance.

     NAICC and two of its subsidiaries participate in an inter-company pooling and reinsurance agreement. Under this agreement Danielson Insurance Company ("DICO") and Danielson National Insurance Company ("DNIC") cede 100% of their net liability, defined to include premiums, losses and allocated loss adjustment expenses, to NAICC to be combined with the net liability for policies of NAICC in formation of the "Pool". NAICC simultaneously cedes to DICO and DNIC 10% of the net liability of the Pool. DNIC commenced participation in July, 1993 and DICO commenced in January 1994. Additionally, both DICO and DNIC reimburse NAICC for executive services, professional services, and administrative expenses based on designated percentages of net premiums written for each line of business.

GOVERNMENT REGULATION

  GENERAL

     DHC's holding company business is not regulated by any government agency. DHC's Marine Services and Insurance Services businesses are highly regulated as discussed below.

  REGULATION OF MARINE SERVICES BUSINESS

     The Marine Service's business is highly regulated and subject to government regulation in the form of international treaties, conventions, national, state and local laws and regulations, and laws and regulations of the flag nations of its vessels, including laws relating to the discharge of materials into the environment. Because such conventions, laws and regulations are regularly reviewed and revised by the issuing governmental bodies, DHC is unable to predict the ultimate costs or impacts of compliance. In addition, ACL is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to DHC's Marine Services business operations. The kinds of permits, licenses and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel's crew, the age of the vessel and the status of ACL as owner, operator or charterer. DHC believes that ACL and its subsidiaries currently have all permits, licenses and certificates necessary to permit its vessels to operate in their current trades.

     ACL's domestic transportation operations are subject to regulation by the U.S. Coast Guard, federal laws, state laws and certain international conventions.

     ACL's inland tank barges are inspected by the U.S. Coast Guard and carry certificates of inspection. ACL's towing vessels and dry cargo barges are not subject to U.S. Coast Guard inspection requirements.

  Jones Act

     The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States. Furthermore, the Jones Act requires that the vessels be manned by U.S. citizens and owned by U.S. citizens. For a limited liability company to qualify as a U.S. citizen for the purpose of domestic trade, 75% of the company's beneficial stockholders must be U.S. citizens. ACL presently meets all of the requirements of the Jones Act for its owned vessels.

     Compliance with U.S. ownership requirements of the Jones Act is very important to the operations of ACL, and the loss of Jones Act status could have a significant negative effect for ACL. ACL monitors the citizenship requirements under the Jones Act of its employees and beneficial equity holders and will take action as necessary to ensure compliance with the Jones Act requirements.

     During the past several years, the Jones Act cabotage laws have been challenged by interests seeking to facilitate foreign flag competition for trade reserved for U.S. flag vessels under the Jones Act. These efforts have been consistently defeated by large margins in the U.S. Congress. The Company believes that continued efforts may be made to modify or eliminate the cabotage provisions of the Jones Act. If such efforts are successful so as to permit foreign competition, such competition could have an adverse effect on ACL.

  User Fees and Fuel Tax

     Federal legislation requires that inland marine transportation companies pay a user fee in the form of a tax assessed upon propulsion fuel used by vessels engaged in trade along inland waterways that are maintained by the U.S. Army Corps of Engineers. Such user fees are designed to help defray the costs associated with replacing major components of the waterway system, including dams and locks, and to build new projects. A significant portion of the Inland Waterways on which ACL's vessels operate are maintained by the Corps of Engineers.

     ACL presently pays a federal fuel tax of 24.4 cents per gallon of fuel consumed by its towboats. Legislation has been proposed to repeal a portion (4.3 cents per gallon) of the federal fuel tax. In the future, existing user fees may be increased, and additional user fees imposed, to defray the costs of inland waterways infrastructure and navigation.

  REGULATION OF INSURANCE SERVICES BUSINESS

     Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The agencies established pursuant to these state laws have broad administrative and supervisory powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, establishment of guaranty associations, licensing of agents, approval of policy forms, premium rate filing requirements, reserve requirements, the form and content of required regulatory financial statements, capital and surplus requirements and the maximum concentrations of certain classes of investments. Most states also have enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. DHC and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in California and routinely report to other jurisdictions. The National Association of Insurance Commissioners has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk based capital requirements. It is not possible to predict the impact of future state and federal regulation on the operations of DHC or its Insurance Services business.

     Effective January 1, 2001, the Association's codified statutory accounting principles ("SAP") has been adopted by all U.S. insurance companies. The purpose of such codification is to provide a comprehensive basis of accounting and reporting to insurance departments. Although codification is expected to be the foundation of a state's statutory accounting practice, it may be subject to modification by practices prescribed or permitted by a state's insurance commissioner. Therefore, statutory financial statements will continue to be prepared on the basis of accounting practice prescribed or permitted by the insurance department of the state of domicile. DHC has determined that the application of the codification did not have a material impact on the statutory capital of its insurance subsidiaries upon adoption.

     NAICC is an insurance company domiciled in the State of California and is regulated by the California Department of Insurance for the benefit of policyholders. The California Insurance Code does not permit the payment of an extraordinary shareholder dividend without prior approval from the Insurance Commissioner. Dividends are considered extraordinary if they exceed the greater of net income or 10% of statutory surplus as of the preceding December 31st. At this time and into the foreseeable future NAICC does not have sufficient accumulated earned surplus to pay further ordinary dividends.

  Capital Adequacy and Risk-Based Capital

     A model for determining the risk-based capital ("RBC") requirements for property and casualty insurance companies was adopted in December 1993. The model generally assesses the company's investments and underwriting operations and determines policyholders' surplus levels to support such activity. NAICC has calculated its RBC requirement under the most recent RBC model and it has sufficient capital in excess of any regulatory action level.

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

     At December 31, 2002, the RBC of NAICC was 21% greater than the Company Action Level compared to 186% in 2001. The significant decrease is attributable to underwriting losses caused primarily in those lines in run-off and investment losses realized during the period. NAICC currently has no plans to take any action designed to negatively affect its current RBC level.

     As discussed further in this Report at Item 1, Business -- ACL Bankruptcy Considerations, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, it was determined that NAICC's investment in ACL was fully impaired for statutory accounting purposes. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7.4 million. This charge, when combined with NAICC's underwriting results and investment losses, reduced its statutory surplus level below the Company Action Level of NAICC's RBC calculation.

     In response to the above statutory condition, DHC repaid the $4 million note due May 2004 to NAICC, and further contributed $4 million to NAICC to increase its statutory capital during February 2003. With permission from the California Department of Insurance, these amounts were recorded as admitted assets for statutory accounting purposes at December 31, 2002. After consideration for the $8 million noted above, NAICC's reported capital and surplus as of December 31, 2002 was above the Company Action Level of NAICC's RBC calculation.

  ENVIRONMENTAL MATTERS

     ACL's operations are subject to federal, state and local environmental laws and regulations which, among other things, specify requirements for the management of oil, hazardous wastes, and hazardous substances and impose liability for releases of these materials into the environment. ACL devotes resources toward achieving and maintaining compliance with environmental requirements. DHC believes, except as otherwise set forth herein, that ACL is in material compliance with environmental requirements. However, there can be no assurance that ACL will be at all times in material compliance with all environmental requirements.

     As is the case with others in the maritime industry, a release of oil, hazardous waste, hazardous substances or other pollutants into the environment at or by its properties or vessels, as a result of ACL's current or past operations, or at a facility to which ACL has shipped wastes, or the existence of historical contamination at any of its properties, could result in material liability to ACL. ACL conducts loading and unloading of dry commodities, liquids and scrap materials in and near waterways. Such operations present a potential that some such materials might be spilled into a waterway thereby exposing ACL to potential liability. While the amount of such liability could be material, ACL endeavors to conduct its operations in a manner that it believes reduces such risks.

     Federal, state and local governments could in the future enact laws or regulations concerning environmental matters that affect ACL's operations or facilities, increase its costs of operation, or adversely affect the demand for ACL's services. DHC cannot predict the effect that such future laws or regulations could have on its Marine Services business. Nor can DHC predict what environmental conditions may be found to exist at its current or past facilities or at other properties where ACL or its predecessors have arranged for the disposal of wastes and the extent of liability that may result from the discovery of such conditions. It is possible that such future laws or undiscovered conditions could have a material adverse effect on DHC's business, financial condition and results of operations.

     ACL is involved as a potentially responsible party ("PRP") or interested party with respect to the clean-up of hazardous waste disposal sites (Superfund sites) identified under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the federal Superfund clean-up statute, and similar state laws. While CERCLA authorizes joint and several liability for remediation costs at clean-up or remediation sites, as a practical matter, such costs are typically allocated among the waste generators and other involved parties.

     - Pursuant to the Recapitalization, ACL assumed liability under an order from the U.S. Environmental Protection Agency ("EPA") under CERCLA, regarding contamination at the former Dravo Mechling property in Seneca, Illinois. ACL has complied with the terms of the order, which requires performance of site sampling and certain remediation at the site. As a result of these remediation efforts, the site has been materially remediated. The EPA and the State of Illinois have issued "no further remediation" letters to ACL indicating that neither entity will require further remediation. In 2001, ACL sold the Seneca, Illinois property to a third party. DHC is aware of no ongoing environmental issues or exposure with respect to this property.

     - Jeffboat was named a PRP at the Third Site in Zionsville, Indiana. Jeffboat has also received notice of potential liability with regard to waste allegedly transshipped from the Third Site to the Four County Landfill in Rochester, Indiana. The EPA has conducted an environmental site assessment of this property and has approved a work plan to conclude remediation of the site. The expected cost of this remediation has been funded by the various PRPs, of which Jeffboat has funded its percentage share (5.9%). At this time, no further expense associated with the remediation of Third Site is expected.

     - A group of barge operators, including National Marine, had barges cleaned at the SBA Shipyard in Houma, Louisiana, which is now conducting voluntary environmental remediation. ACL assumed National Marine's liability in this matter pursuant to the Recapitalization. The SBA Shipyard owner who previously funded the cleanup effort has become insolvent and, as a result, the barge operators involved have formed a group to fund remediation. The barge operators have funded their currently expected remediation expenses, of which ACL has a 55% share. The barge operator group has removed all liquid waste capable of being pumped from the site and the EPA has preliminarily approved a work plan to remove the solid waste. Remediation of the solid waste has not commenced as of the date of this Report, but is expected to commence within the next year.

     - EPS, Inc., a wholly-owned subsidiary of Vectura, is the owner of Connex Pipe Systems' closed solid waste landfill located in Marietta, Ohio ("Connex"). Liability for the monitoring and potential clean-up of Connex was assumed by ACL (up to $30,000 per year) pursuant to the Recapitalization. In 1986 Connex was subject to an Ohio consent judgment ("Consent Judgment") whereby it agreed to remediate and monitor the closed landfill for a period of three years. Connex complied with the Consent Judgment and in 1994 the Ohio Environmental Protection Agency ("Ohio EPA") issued a letter confirming Connex's compliance. However, the Ohio EPA changed its monitoring requirements in 1997 to require longer periods of monitoring for closed sites and attempted to apply those new rules to Connex. Connex, and other similarly situated companies, objected to the new rule which retroactively changed monitoring requirements. On November 30, 1998, the Ohio EPA issued a finalized guidance rule ("Final Guidance") applicable to Connex. ACL believes that the Final Guidance confirmed Connex's position that it had fully complied with the applicable monitoring requirements and owed no further monitoring. ACL believes that it has no further monitoring obligations at Connex and written confirmation from the Ohio EPA has been requested to confirm that ACL's monitoring responsibilities have ceased.

     - ACBL has received notice from the EPA that it is a PRP at the State Marine of Port Arthur ("State Marine") and the Palmer Barge Line Superfund Sites in Port Arthur, Texas in regard to approximately 50 barges that were cleaned by State Marine and five barges cleaned by Palmer Barge Line for ACBL in the early 1980s. The EPA has requested that ACBL, and other potentially responsible companies, enter into negotiations for the performance of a Remedial Investigation and Feasibility Study, however, there has been no further action to pursue any response costs from ACBL as a PRP.

     - On July 10, 2002, a lawsuit was filed in Clark Circuit Court against Jeffboat, ACBL, ACL and DHC by two Jeffersonville, Indiana residents purporting to represent a class of individuals affected by alleged fugitive emissions from Jeffboat painting activity. The named plaintiffs, seeking actual and punitive damages, claim that fugitive paint emissions have diminished the value of their automobiles and other property, and seek redress under a variety of theories, including negligence and trespass. ACBL, ACL and DHC moved for and received a dismissal with prejudice. Jeffboat intends to defend this litigation vigorously and to contest any potential class certification.

     - Jeffboat, ACBL, ACL and DHC have also received a "Notice of Citizens Suit" concerning the alleged fugitive emissions and alleging other misconduct with respect to water pollution. The notice was filed by the two named plaintiffs in the class action described above and seven other individuals. The notice seeks to have state and federal authorities, who have previously inspected Jeffboat and found no violations, to take additional regulatory action against Jeffboat, or if they do not take such action, the right to sue to ask a federal court to redress their allegations. A resulting suit would not entitle the citizens to damages, but could result in the imposition of penalties payable to the government and liability for the plaintiffs' attorneys' fees. To date, no such action has been filed. Jeffboat would defend vigorously any resulting lawsuit against it.

     Because CERCLA liability is retroactive, it is possible in the future that ACL may be identified as a PRP with respect to other waste disposal sites, where wastes generated by ACL have been transported and disposed.

     As of December 27, 2002, ACL had reserves of approximately $0.4 million for environmental matters. DHC believes it has established reasonable and adequate reserves to cover ACL's known environmental liabilities. However, given the uncertainties associated with such matters, there can be no assurance that liabilities will not exceed reserves.

     DHC does not believe that its holding company business or Insurance Services business give rise to any significant environmental concerns.

  OCCUPATIONAL HEALTH AND SAFETY MATTERS

     ACL's domestic vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. ACL's domestic shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. While there can be no assurance that ACL is at all times in complete compliance with all such regulations, ACL believes that it is in material compliance with such regulations, and that any noncompliance is not likely to have a material adverse effect on ACL. There can be no assurance, however, that claims will not be made against ACL for work related illness or injury, or that the further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which ACL operates will not adversely affect its business, financial condition and results of operations.

     ACL endeavors to reduce employee exposure to hazards incident to its business through safety programs, training and preventive maintenance efforts. The Company emphasizes safety performance in all of its operating divisions. ACL believes that ACL's safety performance consistently places it among the industry leaders as evidenced by what it believes are lower injury frequency levels than many of its competitors. ACL has been certified in the American Waterway Operators Responsible Carrier Program which is oriented to enhancing safety in vessel operations.

EMPLOYEES

     As of December 27, 2002, on a consolidated basis, Danielson employed 4,030 individuals of whom three worked for DHC at the parent company level.

     ACL employed 3,528 individuals. Of this total, 650 individuals were engaged in shore-side management and administrative functions, 2,111 individuals were employed as boat officers and crew members on its marine vessels, 745 individuals were engaged in production and repair activities at ACL's shipyard facilities, and 22 individuals were employed in production activities at ACL's terminals. Six hundred of ACL's domestic shore-side employees are represented by unions. Most of these unionized employees (approximately 578) are represented by the International Brotherhood of Teamsters at ACL's Jeffboat shipyard facility, where the contract with the union expires in April 2007. Prior to the execution of the current union contract in July 2002, Jeffboat's union employees chose to strike from April 30, 2002 until July 9, 2002. One hundred twelve of ACL's South American employees are represented by unions.

     GMS employed 405 individuals and GMS Venezuela employed four individuals. Of this total, 137 individuals were engaged in administrative functions and 272 individuals were employed in production activities. Sixty-six GMS employees are represented by unions.

     NAICC had 90 employees.

     DHC believes that its relations with its employees are generally good, other than for any after effects of the Jeffboat strike and the impact of employee layoffs at Jeffboat, ACL and various ACL related entities that are a result of ACL's current economic condition. DHC believes that current staffing levels within each of its businesses are adequate to conduct future operations, although no assurances can be provided that additional reductions in work force will not be required.

BACKLOG

  MARINE SERVICES

     ACL's backlog represents firm orders for barge transportation and marine equipment. The backlog for barge transportation was approximately $529 million and $760 million at December 27, 2002 and December 28, 2001, respectively. This backlog ranges from one to nine years with approximately 49% expected to be filled in 2003. The backlog for marine equipment construction was approximately $47 million and $69 million at December 27, 2002 and December 28, 2001, respectively. The backlog for marine equipment is one year with 100% expected to be filled in 2003.

  INSURANCE SERVICES

     The Insurance Services business does not create backlog.

SEASONALITY

  MARINE SERVICES

     ACL's business is seasonal, and its quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest. In addition, working capital requirements fluctuate throughout the year. Adverse market or operating conditions during the last four months of the year could have a greater effect on ACL's business, financial condition and results of operations than during other periods.

     GMS' North American business is seasonal, and its quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year and higher during the third and fourth fiscal quarters due to the North American grain harvest and poorer winter operating and river conditions. In addition, working capital requirements for GMS fluctuate throughout the year.

     UABL's business is seasonal, and its quarterly revenues and profits historically have been lower during the third and fourth fiscal quarters of the year (June through January, the South American winter season), which reduces grain volumes for barging and which creates poor operating and river conditions, and higher during the first and second fiscal quarters (December through July) due to the South American grain harvest. GMSV's business is seasonal at the same times and for the same reasons as UABL. In addition, working capital requirements for UABL and GMSV fluctuate throughout the year.

  INSURANCE SERVICES

     The Insurance Services group is not materially affected by seasonal conditions.

RISK FACTORS

     The following risk factors could have a material adverse effect on DHC's business, financial condition and results of operations.

  BANKRUPTCY-SPECIFIC RISKS

  Impact of ACL Bankruptcy on DHC

     While the final result of ACL's bankruptcy proceeding is uncertain, DHC's investment in ACL may have little or no value upon completion of that proceeding. In addition, as DHC locates additional acquisition opportunities, the loss of its cash investment in ACL will result in DHC needing to obtain more equity capital and/or debt in order to fund any such acquisitions. There can be no assurance that such additional capital and/or debt will be available to DHC on acceptable terms.

  Uncertainties Relating to Bankruptcy Proceedings

     ACL's future results are dependent upon successfully obtaining approval, confirmation and implementation of a plan of reorganization. ACL has not yet submitted such a plan to the Bankruptcy Court for approval and cannot make any assurance that it will be able to submit and obtain confirmation of any such plan in a timely manner. Failure to confirm a plan in a timely manner could adversely affect ACL's operating results, as ACL's ability to obtain financing to fund its operations and its relations with its customers may be harmed by protracted bankruptcy proceedings. Moreover, even following confirmation, consummation and implementation of a plan of reorganization, ACL's operating results may be harmed by the possible reluctance of prospective lenders and customers to do business with a company that recently emerged from bankruptcy proceedings.

     Currently, it is not possible to predict with certainty the length of time ACL will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of ACL or on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before equity holders (DHC, directly and indirectly, controls 100% of the equity interests in ACL) can receive any distribution. The ultimate recovery to DHC, if any, will not be determined until confirmation of a plan of reorganization. There can be no assurance as to what value, if any, will be ascribed to DHC's equity interests in ACL and the other Debtors in the bankruptcy proceedings, and the value of such equity interests could be substantially or totally diluted or cancelled.

     ACL may, under certain circumstances, file motions with the Bankruptcy Court to assume or reject executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., contracts of affreightment, charters, equipment leases and real property leases). Unless otherwise agreed, the assumption of a contract will require ACL to cure or provide for the cure of all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Chapter 11 filing, giving the counter party a right to assert a general unsecured claim for damages arising out of the breach. Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, ACL is unable to project the magnitude of such claims with any degree of certainty.

     The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding ACL's future prospects may hinder ACL's ongoing business activities and its ability to operate, fund and execute its business plan by (i) impairing relations with existing and potential customers;
(ii) negatively impacting the ability of ACL to attract, retain and compensate key executives and associates and to retain employees generally; (iii) limiting ACL's ability to obtain trade credit; (iv) and impairing present and future relationships with vendors and service providers.

     ACL has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations and cash flows.

     The unsecured creditors committee appointed in the bankruptcy proceedings have the right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that the unsecured creditors committee will support ACL's positions in the bankruptcy proceeding or the plan(s) of reorganization once proposed, and disagreements between ACL and the committee could protract the bankruptcy proceedings, could negatively impact ACL's ability to operate during bankruptcy and could delay ACL's emergence from bankruptcy.

     Certain additional risk factors associated with the reorganization include, but are not limited to, the following: potential adverse developments with respect to ACL's liquidity, results of operations or ability to continue as a going concern; Bankruptcy Court approval of the motions prosecuted by ACL from time to time; the availability of exit financing to facilitate emergence from Chapter 11 pursuant to a plan of reorganization; risks associated with third parties seeking and obtaining court approval (i) to terminate or shorten the exclusivity period for ACL to propose and confirm one or more plans of reorganization, (ii) for the appointment of a Chapter 11 trustee or (iii) to convert ACL's cases to Chapter 7 cases for the liquidation of its businesses; and the ability of ACL to execute on its business plans.

  Risks Relating to ACL's Debt Obligations

     ACL incurred significant debt in connection with the Recapitalization and the Danielson Recapitalization. After the recapitalizations, ACL experienced lower than expected revenues and earnings due in part to a deteriorating economy and a general slow down in the barging industry. After failing to complete an out-of-court financial restructuring alternative, ACL was unable to meet its financial obligations as they became due. Consequently, ACL filed a petition with the Bankruptcy Court in order to reorganize its capital and debt structure under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filings, certain events of default under the Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes have occurred. However, under Chapter 11, actions by creditors to collect claims on pre-petition debt are stayed or deferred unless specifically ordered by the Bankruptcy Court. If and when ACL emerges from bankruptcy it is likely that it will continue to be highly leveraged with substantial debt service obligations. ACL's Senior Credit Facilities and other indebtedness could be replaced by new credit facilities with substantial, and possibly more restrictive, covenants. Thus, ACL's leveraged position could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows. For example, ACL's substantial leverage position after bankruptcy could:

     - limit ACL's ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

     - increase ACL's vulnerability to general adverse economic and industry conditions;

     - require ACL to dedicate a substantial portion of its cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate requirements;

     - limit ACL's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and

     - place ACL at a competitive disadvantage compared to its less leveraged competitors.

  Potential Sale of ACL Assets

     In connection with the development of alternative plans of reorganization, ACL will evaluate any and all proposals to maximize the value of all ACL's stakeholders, including the sale of certain of its remaining business lines. There can be no assurance that ACL will be able to consummate such asset sales or that any asset sales will be at or greater than the current net book value of such assets.

  ACL's Liquidity is Dependent on a Number of Factors

     ACL's liquidity generally depends on cash provided by operating activities and access to the DIP Credit Facility. The ability of ACL to continue as a going concern (including its ability to meet post-petition obligations) and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) ACL's ability to comply with the covenants of the DIP Credit Facility, (ii) the ability of ACL to maintain adequate cash on hand, (iii) the ability of ACL to continue to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code and the terms of such plan, (v) ability of ACL to attract, retain and compensate key executives and associates and to retain employees generally and (vi) ACL's ability to achieve profitability following such confirmation.

  MARINE SERVICES-SPECIFIC RISKS

  Risks of Adverse Weather and River Conditions

     ACL's barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels and cause ice in Northern United States river areas. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. In addition, adverse river conditions affect towboat speed, tow size and loading drafts and can delay barge movements. Lock outages due to lock maintenance and/or other interruptions in normal lock operation can also delay barge movements. Jeffboat's waterfront location is subject to occasional flooding. Jeffboat's manufacturing operations that are conducted outdoors are also subject to weather conditions, which may adversely impact production schedules. Terminals may also experience operational interruptions as a result of weather and river conditions. It is likely that ACL's operations will be subject to adverse weather or river conditions in the future and there can be no assurance that such weather or river conditions will not have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  Exposure to Grain Exports

     ACL's dry cargo barging business in North America is significantly affected by the level of grain export volume handled through the Gulf of Mexico ports. Grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad. Overseas grain shortages can increase demand for U.S. grain, while worldwide over-production can decrease the demand for U.S. grain. This variable nature of grain exports can result in temporary barge oversupply which can drive down freight rates. There can be no assurance that historical levels of North American grain export volume will be maintained in the future and, to the extent supply imbalances were to prevail for a significant period of time, they could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  Seasonality

     ACL's business is seasonal, and its quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest. In addition, working capital requirements fluctuate throughout the year. Adverse market or operating conditions during the last four months of the year could have a greater effect on ACL's business, financial condition, results of operations and cash flows than during other periods.

  Variability

     Freight transportation rates may fluctuate from season to season and year to year, which could result in varying levels of cash flow. The level of dry and liquid cargoes requiring transportation on the Inland Waterways will vary due to numerous factors, including global economic conditions and business cycles, domestic agricultural production/demand as well as international agricultural production/demand and the value of the U.S. dollar relative to other currencies. In addition, the number of barges and towboats in the overall industry fleet available to transport these cargoes will vary from year to year as older vessels are retired and scrapped and new vessels are constructed and placed into service. The resulting relationship between available cargoes and available vessels will vary with periods of low vessel availability and high cargo demand causing higher freight rates and periods of high vessel availability and low cargo demand causing lower freight rates. Significant periods of high vessel availability and low cargo demand could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

     The foregoing factors can also affect market rates. As contracts expire and terms are renegotiated at then current market rates, the level of revenue can vary relative to prior years. This has become more evident as the industry has shifted to shorter term contracts. The impact of these factors could be material and there can be no assurance that the rates at which contracts are renewed will not have a material adverse effect on ACL's business, financial condition, results of operations or cash flows.

  Competition

     The barge business is highly competitive and there are few significant barriers to entry. Certain of ACL's principal competitors have greater financial resources and/or are less leveraged than ACL and may be better able to withstand and respond to adverse market conditions within the barging industry. There can be no assurance that such competition will not have a material adverse effect on ACL's business, financial condition or results of operations or that ACL will not encounter increased competition in the future, which also could have a material adverse effect on its business, financial condition or results of operations.

  Exposure to International Economic and Political Factors

     ACL's operations may be affected by actions of foreign governments and global or regional economic developments. For example, global economic events such as foreign import/export policy or currency fluctuations, could affect the level of imports and exports. Foreign agricultural subsidies can also impact demand for U.S. agricultural exports. In addition, foreign trade agreements and each country's adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports. National and international boycotts and embargoes of other countries' or U.S. imports and/or exports together with the raising or lowering of tariff rates will affect the level of cargoes requiring transportation on the Inland Waterways. Changes in the value of the U.S. dollar relative to other currencies will raise or lower demand for U.S. exports as well as U.S. demand for foreign produced raw materials and finished good imports. Such actions or developments could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  Risk of Providing Services Abroad

     Demand for ACL's services may be affected by economic and political conditions in each of the countries in which ACL provides services. ACL's foreign operations are also subject to other risks of doing business abroad, including fluctuations in the value of currencies (which may affect demand for products priced in U.S. dollars as well as local labor and supply costs), import duties, changes to import and export regulations (including quotas), possible restrictions on the repatriation of capital and earnings, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable and the burdens and cost of compliance with a variety of foreign laws, changes in citizenship requirements for purposes of doing business and government expropriation of operations and/or assets. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of ACL or that the political, cultural or economic climate outside the United States will be favorable to ACL's operations and growth strategy.

  Exposure to Fuel Prices

     Fuel prices are subject to fluctuation as a result of domestic and international events. There can be no assurance that ACL will not experience increased fuel prices in the future, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

  Replacement Needs

     Barge and towboat replacement represents a significant cost for ACL, and ACL expects to replace 50 barges in 2003 and approximately 200 per year during the next four years. Due to the variable nature of the barging industry and the freight transportation industry in general and the relatively long life of marine equipment, it is difficult for ACL and other barge companies to accurately predict equipment requirements. Accordingly, no assurance can be given that ACL will have sufficient equipment to satisfy market demand or that the industry will not have an oversupply of equipment. An inability to secure sufficient equipment to satisfy market demand or an oversupply of equipment could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  ACL Combined Operations

     Pursuant to its strategy to pursue synergistic acquisitions in its core business lines, ACL may expend substantial management time and financial and other resources for the acquisition and integration of other barging operations. These acquisitions may pose risks with respect to operations, customer service and customer acceptance. While ACL's management has successfully combined other barging operations and it believes that it has sufficient financial and management resources to accomplish the rationalization and integration of other barging operations, there can be no assurance that such operations can be integrated successfully or that ACL will not experience difficulties with customers, personnel or others. In addition, although ACL believes that the other barging operations will enhance the competitive position and business prospects of ACL, there can be no assurance that such benefits will be fully realized.

  Dependence on Key Personnel

     ACL is dependent on the continued services of its senior management team. The loss of such key personnel could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  Labor Relations

     Although ACL believes that its relations with its employees and with the recognized labor unions are generally good, other than for any after effects of the Jeffboat strike and the impact of employee layoffs at Jeffboat, ACL and various ACL related entities that are a result of ACL's current economic condition there can be no assurance that ACL will not be subject to work stoppages or other labor disruption and, if such events were to occur, that there would not be a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  Environmental, Health and Safety Requirements

     ACL's operations are subject to extensive federal, state and local environmental laws and regulations which, among other things, specify requirements for the management of oil, hazardous wastes, and hazardous substances and impose liability for releases of these materials into the environment. A release of oil, hazardous waste, hazardous substances or other pollutants into the environment at or by ACL's properties or vessels, as a result of ACL's current or past operations, or at a facility to which ACL has shipped wastes, or the existence of historical contamination at any of its properties, could result in material liability to ACL. ACL has been identified as a potentially responsible party ("PRP") with respect to the cleanup of certain waste disposal sites.

     Federal, state and local governments could in the future enact laws or regulations concerning environmental matters that affect ACL's operations or facilities, increase its costs of operation, or adversely affect the demand for its services. ACL cannot predict the effect that such future laws or regulations could have on ACL. Nor can ACL predict what environmental conditions may be found to exist at its current or past facilities or at other properties where ACL or its predecessors have arranged for the disposal of wastes and the extent of liability that may result from the discovery of such conditions. It is possible that such future laws or undiscovered conditions could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

     ACL's domestic vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. ACL's domestic shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. There can be no assurance that claims will not be made against ACL for work related illness or injury, or that the further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which ACL operates will not adversely affect its business, financial condition, results of operations and cash flows.

  Other Government Regulation

     ACL's barging operations are subject to various laws and regulations, including international treaties, conventions, national, state and local laws and regulations and the laws and regulations of the flag nations of ACL's vessels, all of which are subject to amendment or changes in interpretation. Further, ACL is required by various governmental and quasi-governmental agencies to obtain and/or maintain certain permits, licenses and certificates respecting its operations. ACL's domestic towboats are in certain circumstances subject to a significant federal fuel use tax, which may be increased. Any significant changes in laws or regulations affecting ACL's operations, or in the interpretation thereof, could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  Terrorist Attacks, War and the Risk of War

     The impact that terrorist attacks, such as those carried out on September 11, 2001, may have on the marine transportation industry in general, and on ACL in particular, is not known at this time. Such attacks, and the uncertainty surrounding them, may impact ACL's operations in unpredictable ways, including disruptions of rail lines, highways and fuel supplies and the possibility that ACL's facilities and vessels could be direct targets of, or indirect casualties of, an act of terror. In addition, war or risk of war may also have an adverse effect on the economy. A decline in economic activity could adversely affect ACL's revenues or restrict ACL's future growth. Instability in the financial markets as a result of terrorism or war could also affect ACL's ability to raise capital. Such attacks may lead to increased volatility in fuel costs and availability and could affect ACL's results of operations. In addition, the insurance premiums charged for some or all of the coverages ACL currently maintains could increase dramatically, or the coverages could be unavailable in the future. Any such events could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  Small Number of Customers Account for a Substantial Portion of ACL's Revenues

     In 2002, ACL's largest customer, Cargill, Inc., accounted for more than 10% of ACL's revenues, while ACL's 25 largest customers accounted for approximately 54% of ACL's revenues.

  INSURANCE SERVICES -- SPECIFIC RISKS

  Competition

     The insurance products sold by NAICC are subject to intense competition from many competitors, many of whom have substantially greater resources that NAICC. There can be no assurance that NAICC will be able to successfully compete in these markets and generate sufficient premium volume at attractive prices to be profitable. This risk is enhanced by the reduction in the lines of business NAICC writes as a result of it decision to reduce underwriting operations.

  Insurance Regulations

     The insurance industry is highly regulated and it is not possible to predict the impact of future state and federal regulations on the operations of NAICC.

  Loss Experience

     Unpaid loss and LAE are based on estimates of reported losses, historical company experience of losses reported by reinsured companies for reinsurance assumed from such insurers, and historical company experience for unreported claims. Such liability is, by necessity, based on estimates that may change in the near term. There can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimated amount included herein.

  Capital Adequacy and Risk-Based Capital

     NAICC is subject to certain regulatory risk-based capital ("RBC") requirements. Depending on its RBC, NAICC could be subject to four levels of increasing regulatory intervention ranging from company action to mandatory control. NAICC's capital is also one factor used to determine its ability to distribute or loan funds to DHC.

  DHC -- SPECIFIC RISKS

  Inability to Use Net Loss Tax Carryforwards

     One of DHC's significant assets is its net loss tax carryforwards. In order to utilize those assets, DHC must generate taxable income which can offset such carryforwards. The asset is also utilized by income from certain grantor trusts that were established as part of the Mission organization. The carryforwards will expire if not used. The carryforwards further would be substantially reduced if DHC were to undergo an "ownership change" within the meaning of
Section 382(g)(1) of the Internal Revenue Code. DHC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year "testing period" by "5% stockholders".

AVAILABILITY OF INFORMATION

     DHC's Internet site (www.danielsonholding.com) makes available to interested parties DHC's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments and exhibits to those reports, as well as all other reports and schedules DHC files electronically with the Securities and Exchange Commission (the "Commission"), as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the Commission at the Commission's Internet site (www.sec.gov).

ITEM 2.  PROPERTIES

     DHC leases a minimal amount of office space for use as administrative and executive offices on a month to month basis. DHC believes that the space available to it is adequate for DHC's current and foreseeable needs.

     ACL owns or operates numerous land-based facilities that support its overall marine operations. These facilities include a major construction shipyard, two terminal facilities for cargo transfer and handling throughout the river system, 12 locations (which include 19 separate facilities and service operations) for the staging, fleeting, interchange and repair of barges and towboats and a corporate office complex in Jeffersonville, Indiana. An additional 26 terminal facilities and service locations are operated by GMS.

     The significant ACL-owned facilities among these properties include the Jeffboat shipbuilding facility in Jeffersonville, Indiana, which is the largest single-site shipyard facility on the Inland Waterways. It is situated on 86 acres with 5,600 feet of frontage on the Ohio River across from Louisville, Kentucky. There are 38 buildings on the property comprising a total of 305,000 square feet under roof.

     ACL's main office complex is located on 22 acres in Jeffersonville, Indiana. The main building has approximately 140,000 square feet, and five outlying buildings have a total of 25,000 square feet.

     NAICC's headquarters are located in a leased office facility in Rancho Dominguez, California, pursuant to a five-year lease which is scheduled to expire in 2004. In addition, NAICC has entered into short-term leases in connection with its operations in various locations on the west coast of the United States. NAICC believes that the foregoing leased facilities are adequate for NAICC's current and anticipated future needs.

     See Notes 1 and 17 of the Notes to Consolidated Financial Statements for additional information on ACL's and NAICC's leases.

ITEM 3.  LEGAL PROCEEDINGS

     DHC is not currently a party to any material legal proceedings. DHC has been named as a defendant in two environmental lawsuits regarding Jeffboat's operations as described in Item 1, Business -- Government
Regulation -- Environmental Matters. Certain of DHC's subsidiaries are engaged in litigation and similar legal proceedings further described in that section of this Report and as described below.

     The description of ACL's bankruptcy proceedings appearing in this Report at
Item 1, Business -- ACL Bankruptcy Considerations and at Item 7, Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview and Significant Events -- Bankruptcy, is incorporated herein by reference.

     ACL is named as a defendant in various lawsuits that have arisen in the ordinary course of its business. Claimants seek damages of various amounts for personal injuries, property damage and other matters. ACL believes that all material claims asserted under lawsuits of this description and nature are covered by insurance policies. ACL is not aware of any litigation that would be deemed material to the financial condition, results of operations or liquidity of ACL that is not covered by insurance coverages and policies, other than the environmental matters discussed in this Report at Item 1, Business -- Government Regulation -- Environmental Matters which is incorporated herein by reference.

     NAICC is a party to various legal proceedings which are considered routine and incidental to its insurance business and are not expected to be material to the financial condition or results of operations of NAICC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     DHC Common Stock is listed and traded on the American Stock Exchange (symbol: DHC). On March 26, 2003, there were approximately 1,356 holders of record of Common Stock.

     The following table sets forth the high, low and closing stock prices of DHC's Common Stock for the last two years, as reported on the American Stock Exchange Composite Tape.

                                                          2002                    2001
                                                  ---------------------   ---------------------
                                                  HIGH     LOW    CLOSE   HIGH     LOW    CLOSE
                                                  -----   -----   -----   -----   -----   -----
First Quarter...................................  $6.85   $3.95   $6.85   $5.00   $3.88   $4.60
Second Quarter..................................   8.24    4.92    4.92    5.20    3.75    4.45
Third Quarter...................................   5.14    2.97    3.12    4.50    3.25    3.73
Fourth Quarter..................................   3.28    1.26    1.44    4.50    3.30    4.44

     DHC has not paid dividends on its common stock and does not expect to declare or pay any dividends in the foreseeable future.

     DHC did not make any sales of unregistered securities during the fourth quarter of 2002.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      FISCAL YEARS ENDED
                              -------------------------------------------------------------------
                                 2002          2001          2000          1999          1998
                              -----------   -----------   -----------   -----------   -----------
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA(1):
Operating revenue...........  $   531,501   $    92,104   $    84,331   $    70,651   $    64,315
Operating expense...........      529,246       108,363        85,073        69,800        62,410
Operating income (loss).....        2,255       (16,259)         (742)          851         1,905
Other income................       (3,871)       (1,998)       (1,906)         (507)         (429)
Interest expense............       38,735            --            --            --            --
(Loss) income before
  taxes.....................      (32,609)      (14,261)        1,164         1,358         2,334
Income taxes................          346            73           134           103            33
Net (loss) earnings.........      (32,955)      (14,334)        1,030         1,255         2,301
Basic (loss) earnings per
  share.....................        (1.26)        (0.74)         0.06          0.08          0.15
Diluted (loss) earnings per
  share.....................        (1.26)        (0.74)         0.05          0.07          0.14

STATEMENT OF FINANCIAL
  POSITION DATA:
Cash and cash equivalents...  $    25,183   $    17,866   $    12,545   $     8,339   $     4,157
Investments.................       93,746       148,512       147,667       132,157       131,572
Properties -- net...........      654,229           131            56            60            40
Total assets................    1,034,898       208,871       210,829       194,752       180,895
Unpaid losses and loss
  adjustment expenses.......      101,249       105,745       100,030        94,934        95,653
Long-term debt..............      599,199            --            --            --            --
Shareholder's equity........       77,360        74,463        81,330        76,226        63,273
Book value per share of
  common stock..............         2.51          3.82          4.21          4.13          4.06
Common stock price range:
  High......................         8.24          5.20         7 3/8         7 1/2         8 1/8
  Low.......................         1.26          3.25         3 4/7         2 7/8             3
Shares of common stock
  outstanding(2)............   30,817,297    19,505,952    19,295,954    18,476,265    15,576,276

---------------

(1) In 2002, Danielson Holding Corporation purchased 100% of American Commercial Lines Holdings LLC, 5.4% of Global Materials Services LLC and 50% of Vessel Leasing LLC. Certain reclassifications have been made for comparative purposes.

(2) Does not give effect to currently exercisable options, and, in 2001, 2000 and 1999, warrants to purchase shares of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND SIGNIFICANT EVENTS

     DHC is a holding company that conducts substantially all of its operations through its subsidiaries. DHC's parent-only operations consist primarily of investment return on portfolio securities and limited administrative and operating expenses, which are not material to DHC on a consolidated basis. DHC possesses approximately $605 million of tax net operating loss carryforwards. DHC's strategic and business plan is to acquire businesses that will allow DHC to earn an attractive return on its investment.

     Prior to 2002, DHC primarily engaged in the insurance services business through NAICC and related entities ("Insurance Services"). In May 2002, as part of DHC's implementation of its strategic plan, DHC acquired a 100% ownership interest in ACL and thereby entered the marine transportation, construction and related service provider businesses ("Marine Services"). The Marine Services business is substantially larger than DHC's historical Insurance Services business, which results in significant changes to DHC's consolidated financial statements for 2002. Approximately 85% of DHC's consolidated 2002 revenues, expenses and assets relate to its newly acquired Marine Services business and approximately 15% relate to its historical Insurance Services business.

     As discussed in detail in Item 1 of this Report, the Marine Services business has experienced material financial problems subsequent to being acquired by DHC. ACL and the other Debtors filed a Chapter 11 bankruptcy proceeding on January 31, 2003, and material uncertainty exists as to its impact on DHC's equity interest in ACL upon the conclusion of ACL's bankruptcy proceeding. While it cannot presently be determined, DHC's investment in ACL may have little or no value upon the completion of that bankruptcy proceeding. If the value of DHC's investment in ACL is materially reduced or eliminated, DHC's consolidated financial results would then again be predominantly based upon its historical Insurance Services business until such time as DHC may be successful in acquiring other businesses.

     Accordingly, DHC believes that an analysis of DHC's consolidated financial condition taken as a whole is not meaningful to investors at this time, but rather that the appropriate analysis must be focused on its separate and distinct Marine Services and Insurance Services businesses. DHC believes that this separate analysis of its operating subsidiaries allows for both a more consistent comparison of results with that of prior years and will provide a more direct basis for comparison in future years in the event that DHC effectively exits the Marine Services business as a result of the ACL bankruptcy proceedings. Therefore, the following discussion of DHC's financial condition and operating results primarily describes the condition, results, operations and outlook of each of its businesses on a separate basis.

     Notwithstanding the foregoing, the financial condition and results of operations of DHC's separate business lines will impact DHC's available capital resources that will be needed for DHC to expand through acquisitions. The net effect of the operations of DHC's subsidiaries on DHC's liquidity is discussed below under "Liquidity and Capital Resources".

MARINE SERVICES OVERVIEW AND SIGNIFICANT EVENTS

  ACL ACQUISITION AND INVESTMENT IN GMS, GMSV AND VESSEL LEASING

     On May 29, 2002, DHC consummated a rights offering to provide funds for the acquisition of ACL and related entities as discussed below. DHC issued 8,705,219 shares of Common Stock at $5 per share pursuant to the rights offering in exchange for $42.2 million net of expenses. Expenses included a $1.0 million backstop fee paid to SZI, a major stockholder of DHC. In addition, 2,002,558 shares were issued pursuant to warrants exercised that were previously held by SZI in connection with the rights offering for proceeds of $9.5 million and 264,582 shares were issued pursuant to the exercise of options for proceeds of $1.1 million.

     On May 29, 2002, Danielson consummated a transaction (the "Danielson Recapitalization") to acquire 100% of the membership interest of ACLines, which is the single member owner of ACL Holdings. ACL Holdings is the single member owner of ACL. ACL is an integrated marine transportation and service company, operating approximately 4,700 barges and 200 towboats on the inland waterways of North and South America. ACL transports more than 70 million tons of freight annually. Additionally, ACL operates marine construction, repair and service facilities and river terminals.

     Also on May 29, 2002, DHC acquired a 5.4% interest in GMS, an entity in which ACL has a 50% ownership interest. GMS is an owner and operator of 26 marine terminal and warehouse facilities located in the United States and the Netherlands. In addition, GMS has a 27% equity interest in GMSV, a joint venture engaged in the unloading of barges in Venezuela. ACL has a 42% direct ownership interest in GMSV. Danielson, through its ownership of ACL and GMS, has a 57% direct ownership interest in GMSV. Danielson consolidates the financial statements of GMS and GMSV in its financial statements.

     Simultaneously with the Danielson Recapitalization on May 29, 2002, DHC also acquired a 50% ownership interest in Vessel Leasing, an entity in which ACL has a 50% ownership interest. Vessel Leasing is an owner of marine equipment, which is leased to ACL. Vessel Leasing is considered a special purpose entity under generally accepted accounting principles and is consolidated by ACL.

     At the same time as the Danielson Recapitalization, SZI increased its equity ownership in DHC to approximately 18%. Samuel Zell, DHC's President, Chief Executive Officer and Chairman of DHC's Board of Directors, and Philip G. Tinkler, DHC's Chief Financial Officer, are affiliated with SZI. William Pate, a member of DHC's Board of DHC, is also an officer of SZI. Additionally, Messrs. Zell and Tinkler are affiliated with HYI, which is a holder of approximately 42% of ACL's Senior Notes and PIK Notes.

  ACL'S CHAPTER 11 FILING

     As also discussed in this Report at Item 1, Business -- Marine
Services -- ACL Bankruptcy Considerations, during 2002 and the beginning of 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, ACL's revenues and earnings did not meet expectations and ACL's liquidity was significantly impaired and it was unable to comply with its various debt covenants. As a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003, ACL and the other Debtors filed a petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries. DHC did not file for Chapter 11 protection and is not a party to any proceedings under the Bankruptcy Code.

     ACL (as well as its other debtor-in-possession subsidiaries) is continuing to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a debtor-in-possession, ACL may not engage in transactions outside of the ordinary course of business without approval, after hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, ACL intends to develop and propose for confirmation pursuant to Chapter 11 a plan of reorganization that will restructure the operations and liabilities of ACL to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined by ACL, however, ACL has the exclusive right to file a plan of reorganization during the 120 day period following the Petition Date. If the exclusive period were to expire without being extended, other parties, such as the creditors of ACL, would have the right to propose alternative plans for reorganization.

     In connection with the Chapter 11 filings, ACL received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including but not limited to employee wages and certain employee benefits, certain critical vendor payments, certain insurance and claim obligations, and certain tax obligations, as a plan of reorganization is developed.

     Furthermore, ACL entered into the DIP Credit Facility that provides up to $75 million of financing. As of March 27, 2003, participating bank commitments under the DIP Credit Facility total $60 million, of which ACL has drawn $50 million, which was used to retire ACL's Pre-Petition Receivables Facility (as hereinafter defined) and which continues to be used to fund ACL's day-to-day cash needs. The DIP Credit Facility is secured by the same and additional assets that collateralized the ACL Senior Credit Facilities (as hereinafter defined) and the ACL Pre-Petition Receivables Facility, and bears interest, at ACL's option, at LIBOR plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the DIP Credit Facility.

     The DIP Credit Facility also contains certain restrictive covenants that, among other things, restrict the Debtors' ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, and limit its capital expenditures.

     As a result of the Chapter 11 filings, certain events of default under the ACL Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes (as hereinafter defined) have occurred subsequent to December 31, 2002, the effects of which are stayed pursuant to certain provisions of the Bankruptcy Code.

     Under Chapter 11, actions by creditors to collect claims in existence at the filing date are stayed or deferred absent specific Bankruptcy Court authorization to pay such pre-petition claims while ACL continues to manage its business as a debtor-in-possession and acts to develop a plan of reorganization for the purpose of emerging from the Chapter 11 proceedings.

     The amount of the claims to be filed against ACL by their creditors could be significantly different than the amount of the liabilities recorded by ACL. ACL also has numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Under these Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and equity investors in ACL (which DHC controls through its ownership of ACLines which owns 100% of the interests in ACL's parent, ACL Holdings) may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possible substantially less) than 100% of their face value, and the membership interests of ACL, which are indirectly, wholly-owned by DHC, being substantially or totally diluted or cancelled.

     The United States Trustee has appointed an unsecured creditors committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. Since DHC controls all of the equity of ACL, it and its counsel are closely monitoring and are involved in the ACL Chapter 11 proceedings as appropriate for an equity holder.

     The Chapter 11 process presents inherent material uncertainty. It is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict (i) the length of time that the Debtors will continue to operate under the protection of Chapter 11, (ii) the outcome of the Chapter 11 proceedings in general, (iii) whether the Debtors will continue to operate in their present organizational structure, or (iv) the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors, security holders and equity holders. The ultimate recovery, if any, by creditors, security holders and ACL equity holders (100% controlled and indirectly wholly owned by DHC) will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, including DHC's equity interest in ACL, which could be substantially or totally diluted or cancelled.

  PRE-BANKRUPTCY FINANCIAL RESTRUCTURING OF ACL

     Through May 28, 2002, ACL was in default under its bank and bond debt, as well as its receivables facility, due to nonpayment of interest on the debt as well as other covenant violations. On December 31, 2001, and subsequent thereto, ACL elected not to pay the interest due on its bank and bond debt due to ongoing negotiations with its bankers and note holders regarding the restructuring of the debt. ACL obtained forbearance agreements or waivers which enabled it to complete the Danielson Recapitalization and the debt restructuring described below.

     ACL's original secured debt was issued pursuant to the Old Senior Credit Facilities. ACL also had outstanding $295.0 million of Old Senior Notes.

     On March 15, 2002, ACL entered into a definitive recapitalization agreement regarding the acquisition of ACL by Danielson. On April 15, 2002, ACL launched an exchange offer pursuant to which ACL offered to exchange the Old Senior Notes for new 11.25% Senior Notes and new 12% PIK Notes.

     On April 11, 2002, ACL and certain lenders executed an amendment agreement under which the Old Senior Credit Facilities would be amended and restated upon the satisfaction of certain conditions set forth in the amendment agreement, including the consummation of the Danielson Recapitalization.

     Effective May 29, 2002, the Danielson Recapitalization was consummated with $58.5 million of the Old Senior Notes and interest thereon, if any, contributed by Danielson to ACL Holdings; $230 million, plus accrued interest, of the remaining $236.5 million in Old Senior Notes exchanged for new Senior Notes, and new PIK Notes and the Senior Credit Facilities amended. As part of the Danielson Recapitalization, DHC contributed $25.0 million in cash to ACL Holdings, which was immediately used to reduce the outstanding term loan debt under the Senior Credit Facilities. In addition, $50.0 million of the amount outstanding under the Old Revolving Credit Facility was converted into a new Term Loan.

     DHC is neither an obligor nor guarantor of any of indebtedness or other obligations of ACL, ACL Holdings, GMS, GMSV or Vessel Leasing.

     As of May 29, 2002, after the $25.0 million reduction in outstanding Old Term Loans, and after the $50.0 million Old Revolving Credit Facility conversion to a Tranche A Term Loan, ACL's secured debt issued under the amended Senior Credit Facilities consisted of a $46.6 million Tranche A Term Loan due June 30, 2005, a $134.0 million Tranche B Term Loan due June 30, 2006, a $157.7 million Tranche C Term Loan due June 30, 2007 and the new Revolving Credit Facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $50.0 million due June 30, 2005. As of December 27, 2002, the outstanding balance under the Term Loans was $313.3 million and the outstanding balance under the Revolving Credit Facility was $41.0 million in cash borrowings and $9.0 million in letters of credit. The Term Loans bear interest at a rate equal to LIBOR plus a margin based on ACL's performance. The annual interest rates as of December 27, 2002 were: Tranche A -- 6.00 %; Tranche B -- 6.25 %; and Tranche C -- 6.50 %. ACL also had outstanding principal of $137.1 million in new Senior Notes and $116.1 million in new PIK Notes as of December 27, 2002. $6.5 million in principal of the Old Senior Notes remain outstanding. The Senior Notes and PIK Notes are unsecured.

     Also effective May 29, 2002, ACL's receivables facility, which was administered by PNC Bank, N.A., was replaced with a Receivables Purchase Agreement among American Commercial Lines Funding Corporation, ACBL, Jupiter Securitization Corporation and Bank One, NA (the "Pre-Petition Receivables Facility") having substantially the same terms as the previous receivables facility. The Pre-Petition Receivables Facility was retired by ACL on January 31, 2003 with funds from the DIP Credit Facility.

  PRE-BANKRUPTCY STRIKE AT ACL'S MARINE CONSTRUCTION SUBSIDIARY

     On July 3, 2002, Jeffboat, ACL's marine construction subsidiary, and its unionized employees represented by the International Brotherhood of Teamsters, Local No. 89, agreed upon a new collective bargaining agreement, ending a two month long strike. The previous collective bargaining agreement had expired on April 29, 2002 and the unionized employees chose to strike from April 30, 2002 until July 9, 2002, when they returned to work pursuant to the terms of the new collective bargaining agreement.

  ADDITIONAL ACL FINANCIAL RESTRUCTURING PRIOR TO BANKRUPTCY AND ACL CHAPTER 11 FILING

     As discussed in this Report at Item 1, Business -- Marine Services -- ACL Bankruptcy Considerations, in response to weak market and poor economic conditions during 2002 and the beginning of 2003, and because of ACL's highly leveraged position, ACL filed for protection under Chapter 11 of the Bankruptcy Code. Prior to the Chapter 11 filing, ACL had been pursuing other financial restructuring alternatives, which are described below.

     ACL's Senior Credit Facilities and the indentures governing the Senior Notes and the PIK Notes (the "Indentures") contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios. Compliance with financial ratios is measured at the end of each quarter. The Indentures also contain certain cross default provisions. ACL's ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

     The Senior Credit Facilities also contain provisions which require mandatory prepayments of the Term Loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as certain excess cash flow.

     In late 2002, ACL received a notification from Bank One stating that ACL was in violation of the cross-default provisions contained in the Pre-Petition Receivables Facility, which provides that a failure to maintain the financial ratios provided by the Credit Agreement, whether or not amended or waived, constitutes a default under the Pre-Petition Receivables Facility. Subsequent to the notice of default, Bank One and ACL agreed to an amendment to the Receivables Facility which permitted ACL to continue utilizing the Receivables Facility, although the loss reserve and certain facility fees were increased and the termination date changed from May 29, 2003 to January 31, 2003.

     Subsequent to the notice of default from Bank One, ACL obtained an amendment (the "Amendment") of certain covenants under the Senior Credit Facilities, relating to third quarter and fourth quarter 2002 covenants and a waiver of any past violations thereof. Absent the Amendment, ACL would not have been in compliance with the leverage or interest coverage ratios contained in its Senior Credit Facilities as of December 27, 2002. At the end of the first quarter of 2003, the covenant ratios revert to levels in effect before the Amendment.

     Although ACL management had been working on operating and financial plans to comply with its debt covenants in 2003 and thereafter, ACL was unable to complete an out-of-court restructuring and ACL management believed it was probable that ACL would not be in compliance with the covenants in the Senior Credit Facilities at the end of the first quarter 2003, absent another amendment to the Senior Credit Facilities.

     On December 31, 2002, ACL elected to exercise its rights under the Indentures to postpone the interest payments due on the Senior Notes and Old Senior Notes for thirty days. ACL did not make the interest payments within the thirty day grace period. This resulted in an event of default under the Senior Credit Facilities and the Pre-Petition Receivables Facility. ACL continued to attempt to complete an out-of-court restructuring during this grace period.

     As a result of the factors discussed above, ACL was unable to meet its financial obligations as they became due and ACL filed for Chapter 11 under the Bankruptcy Code on January 31, 2003 and is currently operating as a debtor-in-possession under the Bankruptcy Code. ACL is funding its operations with normal cash flows from operations and with proceeds from and access to the DIP Credit Facility.

INSURANCE SERVICES OVERVIEW AND SIGNIFICANT EVENTS

  WRITTEN PREMIUM INCREASES ON NAICC'S NON-STANDARD AND COMMERCIAL AUTO INSURANCE LINES

     On July 24, 2002, NAICC, DHC's primary operating insurance subsidiary, decided to increase the aggregate net written premium run rate of its non-standard private passenger automobile insurance in the State of California and commercial automobile insurance in certain western states, including California, from $30 million to $50 million. This decision was intended to capitalize on favorable loss ratios occurring in NAICC's automobile insurance lines and to solidify the distribution network of NAICC's products.

  IMPACT OF ACL BANKRUPTCY ON NAICC STATUTORY ACCOUNTING

     As discussed further in this Report at Item 1, Business -- Marine
Services -- ACL Bankruptcy Considerations, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, it was determined for statutory insurance accounting purposes that NAICC's investment in ACL was fully impaired. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7.4 million. This charge, when combined with NAICC's underwriting results reduced it's statutory surplus level below the Company Action Level of NAICC's risk based capital calculation. In response to the above statutory condition, DHC repaid the $4 million note due May 2004 to NAICC, and further contributed $4 million to NAICC to increase its statutory capital during February 2003. With permission from the California Department of Insurance, these transactions were recorded at December 31, 2002. After consideration for the $8 million noted above, NAICC's reported capital and surplus as of December 31, 2002 was above the Company Action Level of NAICC's RBC calculation.

TAXES

     DHC does not currently pay regular Federal income tax due to its net operating loss carryforwards and the recognition of losses from several trusts that assumed various liabilities of certain present and former subsidiaries of DHC. It is expected that DHC's 2002 consolidated Federal income tax return will report a cumulative net operating loss carryforward currently estimated at $606 million, which will expire in various amounts, if not used, between 2003 and 2019. Exclusive of the trusts' activities, DHC has generated cumulative taxable losses both historically and during the prior three years. Over the past several years, DHC's insurance operations have been generating losses exclusive of net investment income, net realized gains and the trusts' activities. In 2002, DHC generated income at the holding company level due to the gain recognized from adjusting the ACL notes to fair value prior to and in connection with the Danielson Recapitalization. Prior to 2002, DHC has historically generated losses at the holding company level. Therefore, these tax loss attributes are currently fully reserved in DHC's financial statements. See Note 14 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS -- GENERAL

     The Marine Services group's operating revenues and expenses are included in the Consolidated Statement of Operations for the period from May 29, 2002, the date of the Danielson Recapitalization, to December 27, 2002. To be meaningful, comparisons herein of the Marine Services group's operating results are in reference to the pro forma operating results of the companies in that group presented for the periods indicated as if the Danielson Recapitalization had occurred as of January 1, 2001. Comparisons of the Insurance Services group's and parent company only operating results herein are on a historical basis for all the periods indicated since their operations are included in DHC's consolidated financial statements throughout the periods presented.

                DHC CONSOLIDATED PRO FORMA OPERATING INFORMATION
                                  (UNAUDITED)

                                                                      YEAR ENDED
                                                              ---------------------------
                                                              DECEMBER 27,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Domestic Barging..........................................    $581,837       $636,033
  International Barging.....................................      38,863         36,557
  Construction..............................................      81,487         61,887
  Terminals.................................................      65,888         59,648
                                                                --------       --------
MARINE SERVICES REVENUE.....................................     768,075        794,125
  Insurance Premiums Earned.................................      62,164         81,854
  Investment and Other Income Applicable to Insurance
     Services...............................................       7,233         10,250
                                                                --------       --------
INSURANCE SERVICES REVENUE..................................      69,397         92,104
                                                                --------       --------
TOTAL OPERATING REVENUE.....................................     837,472        886,229

OPERATING EXPENSE
  Domestic Barging plus pro forma adjustments...............     596,426        594,655
  International Barging.....................................      34,027         31,328
  Construction..............................................      82,232         57,332
  Terminals.................................................      59,124         52,374
                                                                --------       --------
MARINE SERVICES OPERATING EXPENSE...........................     771,809        735,689
INSURANCE SERVICES OPERATING EXPENSE........................      79,889        105,953
  Other -- DHC parent.......................................       4,911          2,410
                                                                --------       --------
TOTAL OPERATING EXPENSE.....................................     856,609        844,052
                                                                --------       --------
OPERATING (LOSS) INCOME.....................................    $(19,137)      $ 42,177
                                                                ========       ========

RESULTS OF OPERATIONS (2002/2001)

  YEAR ENDED DECEMBER 27, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

  Marine Services Year Ended December 27, 2002 Compared with Year Ended December 28, 2001

     ACL follows a 52/53 week fiscal year ending on the last Friday in December of each year.

     Operating Revenue. On a pro forma basis, Marine Services' revenue declined $26.1 million or 3.3% for the year 2002 as compared to 2001. The revenue decrease was primarily due to lower domestic barging freight rates and volumes and the strike at Jeffboat, partially offset by higher sales at Jeffboat when 2001 revenue from the sale of barges to Vessel Leasing is excluded and increased revenue from ACL's international business units.

     Domestic barging revenue decreased $54.2 million to $581.8 million due to lower barging rates for grain, bulk, coal and liquid freight, lower liquid freight volume, lower coal freight volume, lower demurrage revenue and lower towing revenue, partially offset by increased grain freight volumes primarily due to better operating conditions in the first half of the year and increased bulk freight volume as a result of increased demand in the last six months of the year.

     International barging revenue increased $2.3 million to $38.9 million primarily due to increased revenue from ACL's Dominican Republic unit which began operation in the third quarter of 2001, a new operation in Venezuela to move bauxite tonnage during the low water navigation season and the sale of logistics services to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela. The increase was partially offset by the absence of payments for minimum contract tonnage in Venezuela.

     Revenue at Jeffboat increased $19.6 million to $81.5 due to increased sales of dry cargo hoppers, partially offset by reduced sales of tank barges. In 2001, $40.8 million of Jeffboat revenue was from the sale of hoppers to Vessel Leasing. This revenue has been eliminated in the pro-forma operating information because Vessel Leasing is now consolidated with ACL.

     Terminals revenue increased $6.2 million due to the start of the GMSV operation in 2002 and higher cargo handling revenue from GMS, partially offset by lower revenue from ACL's terminal in Venezuela, lower revenue from ACL's liquid transfer and storage facility and lower storage revenue from GMS.

     Operating Expense. On a pro forma basis, Marine Services' operating expense increased $36.1 million or 4.9 %. Consulting and legal fees of $14.1 million incurred by the Marine Services' operations in 2002, primarily as a result of the Danielson Recapitalization, are included in the pro forma results.

     Domestic barging expenses increased $1.8 million to $596.4 million due to lower gains on property dispositions, higher consulting and legal fees primarily associated with the Danielson Recapitalization, and higher equipment repair expense, partially offset by reduced fuel prices, lower barge freight volume, better operating conditions in the first half of 2002 and lower boat depreciation expense due to a change in the estimated useful life of towboats. Average fuel price before user tax decreased 11 cents per gallon to 71 cents per gallon on a 2002 volume of 105 million gallons.

     International barging expenses increased $2.7 million to $34.0 million primarily due to expenses associated with providing logistics services to a third party barge operator in Venezuela, an increase in expenses from ACL's Dominican Republic unit, which began operation in the third quarter of 2001 and additional expenses associated with operations during low water periods in Venezuela.

     Jeffboat's expenses increased $24.9 million to $82.2 million due to increased dry cargo hopper production, partially offset by reduced tank barge production.

     Terminals expense increased $6.7 million to $59.1 million due to the start of the GMSV operation, higher labor cost from GMS due to increased cargo handling volumes and increased medical insurance expense.

  Insurance Services Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

     The operations of DHC's insurance subsidiary, NAICC, are primarily property and casualty insurance. The results discussed below exclude NAICC's share of any undistributed earnings related to its proportional ownership of ACLines.

     NAICC's objective is to underwrite business that is expected to yield an underwriting profit. During 2001, NAICC determined that certain lines of business were unsustainable in the current rate environment. Competitive and regulatory pressures have resulted in a general market for premium rates in those lines that is well below a level necessary to achieve a profit, especially in light of increasingly unfavorable loss development. Rather than continuing writing those lines that are likely to sustain higher than expected losses, in 2001 NAICC exited both the workers' compensation line of insurance in all states, and also the private passenger lines of insurance outside of California. The last workers' compensation policy outside Montana was issued in July 2001 and the last Montana workers' compensation policy was issued in January 2002. The remaining lines of insurance written by NAICC in 2002 are private passenger automobile in California and commercial automobile in certain western states, primarily California. Costs incurred in 2001 attributable to the contraction process were approximately $1.25 million and include the write-off of goodwill and employees' severances.

     Net premiums earned were $62.2 million in 2002 as compared to $81.9 million in 2001. The change in net premiums earned during those years is directly related to the change in net premiums written. Net written premiums were $52.6 million and $80.4 million in 2002 and 2001, respectively. Net earned premiums exceeded net written premiums in 2002 due to the decision to cease writing in several lines of business as noted above.

     The overall decrease in net written premium for 2002 over the comparable period in 2001 is attributable to significant reduction in our commercial automobile line and the decision made in 2001 to exit both the workers' compensation line of business in all states and private passenger automobile outside of California. Workers' compensation net written premium decreased by $14.1 million during 2002 over the comparable period in 2001. The commercial automobile net written premium decreased from $38.4 million in 2001 to $19.5 million in 2002 due to curtailed underwriting activity. Net written premiums for personal automobile lines increased by $5.3 million during 2002 primarily due to premium growth in the non-standard California private passenger automobile programs in excess of the decline in net written premium outside of California.

     Premium and fees receivable, net of allowances, decreased by $7.2 million or 49%. The decrease is attributable to the decision to significantly reduce NAICC's underwriting operations. Prior to that decision, NAICC experienced significant growth in installment premiums related to its commercial automobile program during 2001. NAICC's automobile programs have installment features on policy terms in excess of six months. Premiums from the automobile program that generally offer policy terms less than six months and do not utilize installment plans increased in 2002. The effect of these trends was to magnify the overall decrease in installment premium receivable during 2002.

     The increase in the allowance for premiums and fees receivable during 2002 of $0.2 million was attributable to the increase in installment premiums during 2001 prior to the decision to contract underwriting operations in the commercial automobile line. In conjunction with the increase in installment premiums during 2001, NAICC experienced an increase in collection efforts relating to such premiums. As a result, NAICC increased both its allowance for premiums and the amount written-off against such allowance during 2002.

     Net investment income was $5.6 million in 2002 compared to $7.6 million in 2001. The net investment income decrease is due primarily to a decrease in the fixed income portfolio. The fixed-income invested asset portfolio decreased by $25.9 million in 2002 compared to an increase of $0.9 million in 2001. The decrease during 2002 is attributable to the conversion of $9.2 million of ACL notes into equity in addition to maturities and pay-downs. As a result of the decrease in written premiums noted above, maturities and pay-downs were not reinvested at the same level as in 2001. As of December 31, 2002 and 2001, the average yield on NAICC's portfolio was 5.9% and 5.8%, respectively. The estimated average duration of the portfolio at December 31, 2002 is 2.7 years compared to 3.2 at December 31, 2001.

     A realized investment gain of $5.2 million was recognized in 2002 upon conversion of the ACL notes into equity. This gain, combined with a $5.1 million loss on non-affiliated equity securities and a $0.9 million gain on fixed maturities produced a net realized investment gain of $1.0 million in 2002. Net realized investment losses on non-affiliated equity securities during 2002 were principally a result of deteriorating portfolio fair values deemed to be other than temporary. Realized losses of $3.6 million were recorded for other than temporary declines in fair value in 2002 of the equity securities of three companies. NAICC's investments in two of these companies were sold in 2002 subsequent to the recording of the other than temporary decline. The net unrealized loss on NAICC's equity portfolio was $1.4 million at the end of December 2002. NAICC's equity portfolio which consists primarily of small and midcap technology companies, declined significantly during the last half of 2002. Net realized gains on non-affiliated equity securities were $1.2 million during 2001. Realized gains in 2001 reflected strong valuations consistent with the general economic trend for that period.

     Net losses and loss adjustment expenses (LAE) incurred were $59.9 million in 2002 compared to $76.5 million in 2001. The resulting net loss and LAE ratios were 96.3% in 2002 and 93.5% in 2001. The increase in the loss and LAE ratio during 2002 was attributable to higher than expected losses in the California private passenger automobile and commercial automobile programs totaling $2.8 million and $2.0 million, respectively. In addition, NAICC had significant adverse development in the California workers' compensation line and non-California private passenger automobile. Adverse development on prior accident years recognized for workers' compensation in 2002 was $3.6 million. The adverse development for prior accident years related to the private passenger automobile lines placed in run-off was $2.0 million. Adverse development on prior accident years recognized for workers' compensation in 2001 totaled $4.4 million. The adverse development for prior accident years related to the private passenger automobile lines placed in run-off was $2.4 million.

     Policy acquisition costs were $14.1 million in 2002 compared to $20.8 million in 2001. As a percent of net premiums earned, policy acquisition expenses were 22.7% in 2002 and 25.3% in 2001. Policy acquisition costs include expenses which are directly related to premium volume (i.e., commissions, premium taxes and state assessments) as well as certain underwriting expenses which are fixed in nature. The decrease in the policy acquisition expense ratio in 2002, compared to 2001, is due to a reduction of acquisition costs of $1.9 million primarily as the result of the decision in 2001 to exit those lines mentioned above.

     General and administrative expenses were $5.9 million in 2002 compared to $8.7 million in 2001. General and administrative expenses have decreased in 2002 due to decreased production and previously implemented cost containment efforts. General and administrative expenses in 2001 also include $0.9 million in amortization of goodwill expense. As a percent of net premiums earned, general and administrative expenses were 9.5% in 2002 and 10.7% in 2001. The decrease in 2002 reflects decreased production in 2002 and the effect of cost saving measures implemented during 2001. The 2001 ratio includes an additional $1.25 million of costs associated with the decision to contract NAICC's underwriting operations. Those costs included employee severance payments of approximately $0.5 million and a write-off of goodwill of approximately $0.7 million. These costs added 1.5% to the 2001 ratio.

     Combined underwriting ratios were 128.5% and 129.4% in 2002 and 2001, respectively. The combined ratio decrease in 2002 reflects reductions in both policy acquisition and administrative expenses, that was partially offset by an increase in loss and LAE during 2002 compared to 2001.

     The insurance operations had a loss, excluding any effect of its investment in ACLines, LLC, an affiliate, and excluding the $5.2 million gain from conversion of ACL notes to equity, of $15.7 million in 2002 compared to a loss of $13.8 million in 2001. The increase in loss from operations compared to 2001 is the result of $5.1 realized losses on the equity portfolio, offset by $0.9 million gain on sales of fixed income securities in 2002 as compared to a gain on equity portfolio sales of $1.2 million in 2001 that negated the impact of the improvement in the combined ratio during 2002 noted above.

  Year Ended December 27, 2002 Compared with Year Ended December 31,
  2001 -- Parent Company Only Administrative Expense and Danielson Interest Expense

     Administrative Expense. Parent company administrative expense increased $2.5 million to $4.9 million for the year ending December 2002 as compared to $2.4 million for the year ending December 2001. The increase is primarily due to expense for stock options, which were modified as of July 24, 2002, one time increases in management compensation related to the resignation of certain DHC management in connection with its acquisition of ACL, higher directors' fees and additional insurance expense. Prior to the acquisition of ACL and shortly thereafter, DHC shared certain personnel and facilities with several affiliated and unaffiliated companies who have certain common directors and officers, and certain expenses were allocated among the various entities. Personnel costs were allocated based upon actual time spent on DHC business. Costs relating to office space and equipment were allocated based upon actual usage. Management believes the methodology used for allocation is appropriate. Total expenses include $1.8 million in 2002 and $1.3 million in 2001 related to expenses allocated to DHC from affiliated entities.

     Interest Expense. Interest expense increased to $38.7 million for the year ending December 2002 as compared to no interest expense for the year ending December 2001 primarily due to ACL's and GMS' interest expense after the acquisition.

     Other Expense (Income). Parent company gains on investments increased to $8.8 million for the year ending December 2002 as compared to $0.3 million for the year ending December 2001 due to recognition of $8.4 million in gain on ACL bonds owned by DHC that were contributed as part of the purchase price of ACL Holdings. The remaining $0.4 million gain on investments in 2002 was due to the sale of Home Product Bonds during the fourth quarter and is included in Net, Other Expense (Income).

RESULTS OF OPERATIONS (2001/2000)

  YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     DHC had no Marine Services operations in 2001 or 2000.

  Insurance Services Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     The operations of NAICC in 2001 and 2000 were in property and casualty insurance. During 2001, NAICC determined that certain lines of insurance might not be sustainable in the current rate environment. Competitive and regulatory pressures have resulted in a general market for premium rates in these lines that is well below a level necessary in order to achieve a profit, especially in light of increasingly unfavorable loss history. Rather than continue to sustain losses, NAICC exited the workers' compensation line of insurance in all states, and also exited the non-standard private passenger automobile program written outside of California. The last workers' compensation policy outside Montana was issued in July 2001 and the last Montana workers' compensation policy was issued in January 2002. The last new non-standard private passenger automobile policy outside of California was issued in September 2001. The remaining lines of insurance written by NAICC will be non-standard private passenger automobile in California and commercial automobile in certain western states, primarily California.

     Net premiums earned were $81.9 million in 2001 compared to $67.0 million in 2000. The change in net premiums earned was directly related to the change in net written premiums. Net written premiums were $80.4 million in 2001 compared to $73.1 million in 2000. Net earned premiums exceeded net written premiums in 2001 due to the decision to cease writing in several lines of business as noted above.

     The overall increase in net written premiums in 2001 was attributable to growth in the commercial automobile insurance business, especially during the first nine months of 2001. However, in keeping with NAICC's objective of underwriting only business that is expected to yield an underwriting profit, NAICC, beginning in September 2001, initiated efforts to reduce the overall commercial automobile premium production through a temporary moratorium on new business, eliminating certain states and terminating agency appointments.

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

     Premiums and fees receivable, net of allowances, decreased by $0.7 million or 4.3%. The decrease is attributable to the decision to reduce NAICC's underwriting operations. Prior to that decision, NAICC experienced significant growth in installment premiums related to its commercial automobile program. NAICC's automobile programs have installment features on policy terms in excess of six months. Premiums from the automobile program that generally offer policy terms less than six months and do not utilize installment plans increased slightly in 2001. The effect of these trends was to mitigate the overall decrease in installment premium receivable during 2001.

     The increase in the allowance for premiums and fees receivable during 2001 of $0.8 million was attributable to the increase in installment premiums during 2001 prior to the decision to decrease underwriting operations. In conjunction with the increase in installment premiums, NAICC experienced an increase in collection efforts relating to such premiums, especially non-standard private passenger automobile policies outside of California. As a result, NAICC increased both its allowance for premiums and the amount of write-offs against such allowance.

     Net investment income was $7.6 million in 2001 compared to $7.7 million in 2000. As of December 31, 2001 and 2000, the average yield on NAICC's portfolio was 5.8% and 6.6%, respectively. Net investment income remained flat despite the decrease in the portfolio yield due to the write-off of $1.0 million of accrued interest related to the investment in ACL Senior Notes, which were in default at December 31, 2001. Had the write-off not been required the portfolio yield would have been 8.3%. The fixed-income invested assets increased by only $0.9 million in 2001 compared to an increase of $9.1 million in 2000. The relatively flat activity during this year is attributable to maturities and paydowns in excess of purchases in the fourth quarter of $7.8 million. The estimated average duration of the portfolio at December 31, 2001 was 3.2 years compared to 3.3 years at December 31, 2000.

     Net losses and LAE were $76.5 million in 2001 compared to $60.5 million in 2001. The resulting net loss and LAE ratios were 93.5% in 2001 and 90.3% in 2000. The increase in the loss and LAE ratio during 2001 was attributable to higher than expected losses in the non-California private passenger automobile programs, and significant adverse development in the California workers' compensation line. Adverse development on prior accident years recognized for workers' compensation in 2001 totaled $4.4 million. The adverse development for prior accident years related to the private passenger automobile lines placed in run-off was $2.4 million.

     Policy acquisition costs were $20.8 million in 2001 compared to $16.4 million in 2000. As a percentage of net premiums earned, policy acquisition expenses were 25.3% in 2001 and 24.5% in 2000. Policy acquisition costs include expenses directly related to premium volume (i.e., commissions, premium taxes and state assessments) as well as certain underwriting expenses. The increase in the policy acquisition expense ratio in 2001 compared to 2000, is due to the increased acquisition costs in the non-California private passenger automobile business. The increase was caused by a reduction in the deferral rate as compared to the prior year caused by increased losses as compared to the prior year.

     General and administrative expenses were $8.7 million in 2001 compared to $5.7 million in 2000. As a percent of net premiums earned, general and administrative expenses were 10.7% in 2002 and 8.5% in 2000. General and administrative expenses increased in 2001 due to increased production for the first nine months of 2001 and an additional $1.25 million of costs associated with the decision to reduce NAICC's underwriting operations. Those costs include both severance to terminated employees of approximately $0.5 million and the write-off of goodwill of approximately $0.7 million. These costs added 1.53% to the 2001 ratio.

     Combined underwriting ratios were 129.4% in 2001 compared to 123.1% in 2000. The increase in the combined ratio in 2001 was primarily the result of increased loss costs and increased costs associated with the decision to contract NAICC's underwriting operations as discussed above.

     The insurance operations had a loss from operations of $13.8 million in 2001, compared to income from operations of $1.8 million in 2000. The increase in the loss for 2001 was primarily attributable to increases in loss and LAE primarily in the non-California private passenger automobile and workers' compensation lines of business. The increase in the loss for 2001 was also attributable to costs associated with the reduction of insurance operations.

  Parent Company Only Administrative Expense -- Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Administrative Expense. DHC had $2.4 million in administrative expense in 2001 as compared to $2.5 million in 2000. DHC parent only expenses are for rent and other administrative services. Total expenses allocated to DHC from affiliated entities were $1.3 million for both of the years 2001 and 2000.

OUTLOOK

  MARINE SERVICES

     Domestic barging demand for bulk, steel and liquid commodities is expected to remain at 2002 levels for the first half of 2003. The domestic barging demand for grain freight is driven by the supply of and demand for corn and other grains. The U.S. Department of Agriculture currently forecasts 2002/2003 crop year corn exports of 1.75 billion bushels and Sparks Company Inc. a private grain forecast service predicts 2002/2003 crop year exports of 1.725 billion bushels as compared to actual exports of 1.89 billion bushels for the 2001/2002 crop year.

     In the first quarter of 2003, the average price of fuel consumed by ACBL vessels is expected to increase $0.27 per gallon from the $.71 per gallon average price for 2002. ACBL vessels will consume approximately 110 million gallons annually and generally ratably throughout the year. ACBL has contract price adjustment clauses which provide protection for approximately 55% of gallons consumed. Contract adjustments are deferred one quarter. In March 2003, ACL made a forward fuel purchase and purchased an option to protect from fuel price increases on substantially all of its expected fuel consumption during the second quarter of 2003.

     ACL management expects that normal cash flows from operations and access to the DIP Credit Facility will be sufficient to meet planned working capital, capital expenditures and other cash requirements until such time as it seeks to obtain approval for a plan of reorganization. However, due to material uncertainties associated with the outcome of the Chapter 11 proceedings in general, and the effects of such proceedings on the business of ACL and its subsidiaries, there can be no assurances that such plan will be approved or whether ACL will obtain sufficient liquidity enabling it to continue to operate in its present organizational structure.

  INSURANCE SERVICES

     NAICC management expects that the business environment in California will remain neutral and competitive. The effect of the decision in 2001 to exit certain lines of business, as expected, was a substantial reduction in the underwriting operations of NAICC in 2002 evidenced by a 35% reduction in net written premium. However, this reduced premium activity did not have the desired impact of improving overall profitability as the loss and loss adjustment costs associated with the lines placed into run-off during 2001 exceeded estimates. As a result, NAICC expects a further reduction of premium volume during 2003. Management is continually evaluating its filed rates and expects to file adjustments as needed. Cost reductions initiated in 2001 and 2002 should mitigate the impact of the expected premium reduction. NAICC is experiencing a condition in which claim payments related to the lines placed into run-off exceed premium receipts from those lines. Management expects the trend in negative cash flow to continue for several years until premium growth in the remaining lines of business becomes sufficient to support operations.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the same period. Actual results could differ from those estimates.

     The consolidated financial statements have been prepared on a going concern basis which assumes continuity of ACL's operations and realization of assets and settlement of liabilities in the ordinary course of business. The financial statements do not give effect to any adjustment to the carrying value of assets or amounts and adjustments of liabilities that might be necessary as a result of the ACL Chapter 11 filing. Critical accounting policies that affect the reported amounts of assets and liabilities on a going concern basis include revenue recognition; expense estimates of harbor and towing service charges, insurance claim loss deductibles and employee benefit plans; impairment of long-lived assets; asset capitalization; loss reserves and investment valuation. Certain of these policies are critical to the portrayal of Danielson's financial condition and results of operations since they require management to establish estimates based on complex and subjective judgments.

     The primary source of Marine Services' revenue, barge transportation revenue, is recognized on a percentage of completion basis. The proportion of barge transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer's freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percent of voyage completion results in a better matching of revenue and expenses. Marine construction, repair and harbor service revenue is recognized based upon the completed contract method. Losses are accrued if construction costs are expected to exceed construction contract revenue. Terminal revenue is recognized as services are performed.

     Harbor and towing service charges are estimated as service incidents occur based upon recent historical charges by vendor for the same type of service event. Service events are recorded by vendor and location in ACL's barge tracking system. Vendor charges are estimated for these events based on current published vendor rates. Vendor charges can vary based upon the number of boat hours required to complete the service, the grouping of barges in vendor tows and the quantity of man hours and materials required. DHC management believes it has recorded sufficient liabilities for these services. Changes to these estimates could have a significant impact on ACL's financial results.

     Liabilities for insurance claim loss deductibles include accruals for the uninsured portion of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claim incidents. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data. DHC management believes it has recorded sufficient liabilities for these claim incidents. These claims are subject to significant uncertainty related to the results of negotiated settlements and other developments. As claims develop, DHC may have to change its estimates and these changes could have a significant impact on DHC's consolidated financial statements.

     Assets and liabilities of DHC's defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets, and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized, impacting DHC's results of operations. The liability for post-retirement medical and life insurance benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting DHC's results of operations.

     ACL is self-insured for the medical benefit plans covering most of its employees. DHC estimates its liability for claims incurred by applying a lag factor to ACL's historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

     Statement of Financial Accounting standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") gives companies the choice to account for stock-based compensation using either the fair value method or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Danielson has elected to account for its stock option plans using the intrinsic value method. Because most of the options granted to employees and directors under those plans have had an exercise price equal to the market value of the underlying common stock on the date of grant, only minimal stock-based compensation cost due to modifications had been recognized in the consolidated statements of operations for those options. In 2002, options granted to contractors resulted in more significant expense being recognized under SFAS
123. Had DHC elected to account for all of its stock option grants using the fair value method of SFAS 123, or if accounting rules change to require accounting different than the intrinsic value method, DHC's results of operations could be materially affected.

     Note 1 in Item 8, Financial Statements -- Significant Accounting Policies, includes supplemental information, including pro forma net income and earnings per share, as if stock-based compensation cost for all of the stock option grants had been determined using the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant or modification using a Black-Scholes option pricing model with assumptions about the risk-free interest rate, expected option life, and expected stock price volatility. These assumptions can be highly subjective. Because stock options have characteristics different from those of traded options, changes in the subjective assumptions can materially affect the fair value of stock options. Using different assumptions, the supplemental information provided in Note 1 could be materially different.

     Danielson management periodically reviews long-lived assets for impairment. Cash flows by operating unit are estimated based upon long-term historical trends, management's knowledge of the relationship between the supply of barges and the demand for barge transportation and construction services and management's estimates of future trends regarding significant operating revenues and costs. These estimates are subject to uncertainty. ACL's significant assets were preliminarily appraised in conjunction with the ACL acquisition. Based on these preliminary appraisals and the estimates of future cash flows, management believes that ACL's long-lived assets are not impaired.

     Asset capitalization policies have been established by Danielson management to conform to generally accepted accounting principles. Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over their estimated economic life. Routine engine overhauls that occur on a one to three year cycle are expensed when they are incurred. The costs of purchasing or developing software are capitalized and amortized over the estimated economic life of the software.

     Insurance Services' earned premium income is recognized ratably over the contract period of an insurance policy. A liability is established for unearned insurance premiums that represents the portion of premium received which is applicable to the remaining portion of the unexpired terms of policies in force.

     The Insurance Services group maintains reserves for losses and loss expenses to cover the estimated liability for unpaid claims, including legal and other fees as well as a portion of our general expenses, for reported and unreported claims incurred as of the end of each accounting period. Reserves represent an estimate of the cost of the expected ultimate settlement and administration of the claims. Such estimates are based upon estimates for reported losses and historical company and industry experience for loss development. The ultimate cost of claims is difficult to predict for several reasons. The variables described above are affected by both internal and external events, such as changes in rates of inflation and the legal environment, which create forecasting complications. Court decisions may dramatically increase liability in the time between the dates on which a claim is reported and its resolution. Punitive damage awards have grown in frequency and magnitude. The courts have imposed increasing obligations on insurance companies to defend policyholders. As a result, the frequency and severity of claims have grown rapidly and unpredictably.

     The Insurance Services group has claims for environmental clean up against policies issued prior to 1970. The unpaid loss and loss adjustment expenses related to environmental cleanup is established considering facts currently known and the current state of the law and coverage litigation.

     Due to the factors discussed above and others, the process used in estimating unpaid losses and loss adjustment expenses cannot provide an exact result. Danielson's results of operations for each of the past three years have been adversely affected by insurance loss development related to prior years of $10.4 million, $7.6 million and $5.3 million for 2002, 2001 and 2000, respectively.

     See, Note 1 of the Notes to the Consolidated Financial Statements, for a further discussion of significant accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

     DHC is a holding company that conducts substantially all of its operations through its subsidiaries. As such, DHC has limited liquidity and capital resources at the parent company level. As more fully described elsewhere in this filing, DHC's subsidiaries are currently unable to distribute or loan funds to DHC. As a result, DHC is dependent on income from its holding company investments, and monetizing its holding company investments to provide liquidity and capital resources. In addition, DHC may be able to raise funds from the equity markets and borrow funds as it deems appropriate to fund operations and potential acquisitions. However, there can be no assurance that such additional equity capital or debt will be available to DHC on acceptable terms.

     On May 29, 2002, DHC consummated a rights offering to provide funds for the acquisition of ACL and related entities as discussed in Marine Services above. 8,705,219 shares of Common Stock were issued at $5 per share pursuant to the rights offering in exchange for $42.2 million in proceeds, net of expenses. Expenses included a $1.0 million backstop fee paid to SZ Investments LLC, a major stockholder of DHC. In addition, 2,002,558 shares were issued pursuant to warrants exercised that were previously held by SZI in connection with the rights offering for proceeds of $9.5 million and 264,582 shares were issued pursuant to the exercise of options for proceeds of $1.1 million.

     On May 29, 2002, ACL completed the Danielson Recapitalization through which DHC acquired ACL Holdings, the parent company of ACL. Holders of ACL Holdings' preferred units exchanged all of their preferred units, other than the preferred units held by management unit holders, for $7.0 million in cash from Danielson. Danielson contributed to ACL Holdings $58.493 million principal amount of ACL's Old Senior Notes plus the interest obligations thereon, if any, and $25.0 million in cash in exchange for newly issued common units of ACL Holdings. All common units held by the common unitholders, other than the consenting common unitholders, were cancelled and extinguished. Members of ACL's management abandoned to ACL Holdings all preferred units of ACL Holdings held by them for no consideration and all those preferred units were deemed cancelled and extinguished.

     Upon consummation of the recapitalization, Danielson acquired 100% of the membership interests of ACL Holdings for $7.0 million in cash paid to preferred unit holders, cash of $25.0 million contributed to ACL Holdings, Old Senior Notes and accrued interest, if any, having an estimated fair value of $43.7 million contributed to ACL Holdings and $6.6 million in fees.

     Concurrent with the recapitalization of ACL Holdings, ACL reduced its outstanding term loan debt by $25.0 million.

     On May 29, 2002, DHC also purchased the 50% equity interest of Vessel Leasing for $2.8 million and a 5.4% equity interest in GMS for $1.3 million.

     DHC's primary sources of liquidity are cash flows from the operating activities of the Marine Services group, borrowings under ACL's DIP Credit Facility and other bank debt, and cash flows from the operating activities and investments of the insurance subsidiaries. Cash provided by operating activities totaled $0.05 million for 2002 compared to cash used by operating activities of $4.7 million for 2001. The increase in cash provided was primarily due to the cash provided from the operations of the Marine Services group partially offset by cash used from Insurance Services' operations, discussed below.

 PARENT COMPANY OPERATIONS

     Operating cash flow of DHC on a parent-only basis is primarily dependent upon the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the years ended December 2002, 2001 and 2000, cash used in parent-only operating activities was $4.8 million, $0.9 million and $1.5 million, respectively. Cash used in operations is primarily attributable to wages and benefit costs, professional fees, directors' fees, insurance and other working capital requirements of the holding company's business. The increase in cash used in 2002 as compared to 2001 is due to additional insurance premium payments, one time increases in management compensation related to the resignation of certain DHC management in connection with its acquisition of ACL and higher directors' fees.

     As of December 27, 2002, cash and investments of DHC were approximately $6.4 million.

     In 2002, DHC paid cash of $42.7 million, including $6.6 million in fees, for the acquisition of ACL, 50% of the equity of Vessel Leasing and 5.4% of the equity of GMS.

     In 2001, DHC borrowed $4 million from NAICC at an annual interest rate of 6%, to be repaid by 2004. This loan was subsequently repaid in February 2003. In 2002 and 2000 DHC received cash in the amount of $42.2 million and $3.1 million, respectively, from the sale of newly issued common stock.

     DHC's sources of funds are its investments as well as dividends received from its subsidiaries. Various state insurance requirements restrict the amounts that may be transferred to DHC in the form of dividends or loans from its insurance subsidiaries without prior regulatory approval. In 2000, NAICC received regulatory approval and paid a $1.5 million dividend to DHC. As noted above, ACL cannot pay dividends to DHC since it is currently in Chapter 11.

     DHC's domestic insurance companies are regulated by the insurance regulatory agencies of the states in which they are authorized to do business. Many aspects of the Company's insurance business are subject to regulation. For example, minimum capitalization must be maintained; certain forms of policies must be approved before they may be offered; reserves must be established in relation to the amounts of premiums earned and losses incurred; and, in some cases, schedules of premium rates must be approved.

     In compliance with state insurance laws and regulations, securities with a fair value of approximately $45 million, $45 million and $44 million at December 31, 2002, 2001 and 2000, respectively, were on deposit with various states or governmental regulatory authorities. In addition, at December 31, 2002, 20001 and 2000, investments with a fair value of $6.4 million, $6.6 million and $6.5 million, respectively, were held in trust or as collateral under the terms of certain reinsurance treaties and letters of credit.

  MARINE SERVICES

     The discussion under this heading relates to the entire Marine Services group, of which ACL is a part. Significant changes in ACL's credit facilities during 2002 are discussed above at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Marine Services, Overview and Significant Events. ACL only indebtedness is discussed in more detail below at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- ACL Indebtedness.

     As of December 27, 2002, DHC's Marine Services subsidiaries had outstanding indebtedness of $700.5 million, including $313.3 million drawn under ACL's Term Loans, $41.0 million drawn under ACL's Revolving Credit Facility, $137.1 million aggregate principal amount of new 11.25% ACL Senior Notes, $116.1 million of new 12% ACL PIK Notes, $6.5 million of Old Senior Notes and $0.3 million in ACL other debt. Long-term debt also includes $39.7 million in Vessel Leasing bonds guaranteed by the U.S. Maritime Administration, $33.7 million in GMS bank debt, $2.9 drawn under GMS's revolving credit facility, $5.3 million in Illinois Development Finance Authority bond proceeds outstanding to GMS, $0.8 million in GMS other debt, $2.8 million in GMSV bank debt and $1.0 million in GMSV other debt. The ACL debt assumed by Danielson as part of the acquisition was adjusted to fair value at the acquisition date. The total amount of the unamortized discount as of December 27, 2002 is $57.4 million. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method. Accordingly, as of December 27, 2002, the carrying value of the Senior Notes was $128.5 million, the carrying value of the PIK Notes was $68.8 million and the carrying value of the Old Senior Notes was $5.0 million. As of December 27, 2002, ACL also had $1.6 million and GMS had $1.7 million in outstanding capital lease obligations which are included in other current and long-term liabilities. As of December 27, 2002 ACL had securitized $39.3 million of the trade receivables of two subsidiaries. DHC does not guarantee the debt of ACL, Vessel Leasing, GMS or GMSV.

     At December 27, 2002, ACL had $39.3 million outstanding under the Pre-Petition Receivables Facility, its accounts receivable securitization facility, and had $27.6 million of net residual interest in the securitized receivables. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In 2002, Marine Services received gross proceeds of $20.3 million from the sale of receivables and made gross payments of $23.6 million under the Pre-Petition Receivables Facility.

     There was no liquidity available under the ACL Revolving Credit Facility as of December 27, 2002, with $41.0 million drawn and $9.0 letters of credit outstanding. There was $1.3 million in liquidity available under the GMS revolving credit facility as of December 27, 2002.

     As of March 27, 2003, ACL had drawn $50.0 million under the DIP Credit Facility. Terms of the DIP Credit Facility are discussed in this Report at Item 1, Business -- Description of Businesses -- ACL Bankruptcy Considerations.

     Net cash from Marine Service's operating activities in 2002 was used primarily for capital expenditures.

     Capital expenditures were $18.2 million for 2002. Cash expenditures in 2002 included $8.1 million for domestic marine equipment acquisitions and $4.5 million for terminal equipment maintenance. The remaining $5.6 million in cash capital expenditures in 2002 was primarily for marine equipment maintenance.

     In July 2002, GMS sold its grain terminal in Osceola, Arkansas for $2.0 million.

     Management expects capital expenditures in 2003 to be approximately $27 million and to be primarily for marine equipment and terminal maintenance. Additional operating lease expense to provide marine replacement equipment will be mostly offset by reductions in existing barge charter rates.

     ACL's business is seasonal, and its quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest. In addition, working capital requirements fluctuate throughout the year.

     ACL is highly leveraged, which makes it vulnerable to changes in general economic conditions and to worldwide weather conditions, particularly those affecting North and South America, given the nature of ACL's business. ACL's ability to reorganize under Chapter 11 will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond ACL's control.

 ACL INDEBTEDNESS

     During 2002 and the beginning of 2003, the decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession caused ACL's revenues and earnings to fail to meet expectations and ACL's liquidity was significantly impaired. As a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003, ACL and the other Debtors filed a petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries, GMS or Vessel Leasing. DHC did not file for Chapter 11 protection and is not a party to any proceedings under the Bankruptcy Code.

     As a result of the foregoing and other events, ACL has classified all of its long-term debt as current debt.

     ACL's ability to generate cash sufficient to fund its cash requirements for the next year, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments on the DIP Credit Facility, is also principally dependent on:

     - the absence of unusually adverse weather conditions during 2003, which, if adverse, could reduce or eliminate ACL's ability to navigate on certain river segments, adversely affect ACL's operational efficiencies and reduce overall volumes transported; and

     - the absence of a material adverse effect on ACL's business from the Chapter 11 proceedings and the other risks addressed in this Report in the section titled "Forward Looking and Cautionary Statements" and at
       Item 1, Business -- Risk Factors, the other securities filings referenced therein, including, but not limited to, changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries and general economic and business conditions, including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports, significant pricing competition, unanticipated additions to industry capacity, fuel costs and interest rates.

     Demand for freight moved by ACL barges is influenced by the economic demand for the cargoes. A decrease in that demand could adversely affect ACL's operating cash flows. Some cargoes are more highly dependent upon general economic conditions, such as certain liquid and steel cargoes which have experienced softening in demand over the past year.

     Cash flows from ACL's barging and manufacturing operations are also affected by weather and river conditions. Extreme weather conditions can have a materially adverse affect on ACL's operating cash flows.

     ACL has various environmental matters that could have an impact on its financial condition, results of operations and cash flows. These environmental matters are discussed in this Report at Item 3, Legal Proceedings.

     Management expects that normal cash flows from operations and access to the DIP Credit Facility will be sufficient to meet planned working capital, capital expenditures and other cash requirements until such time as it seeks to obtain approval for a plan of reorganization. However, due to material uncertainties associated with the outcome of the Chapter 11 proceedings in general, and the effects of such proceedings on the business of ACL and its subsidiaries, there can be no assurances that such plan will be approved or whether ACL will obtain sufficient liquidity enabling it to continue to operate in its present organizational structure.

 CHANGES IN CREDIT RATINGS FOR ACL

     On January 2, 2003, the debt rating agency Standard & Poor's lowered its rating on ACL's Senior Notes to "D" from "CCC-" and its rating on ACL's Senior Subordinated Notes to "CC" from "CCC-". Also on January 2, the rating on ACL's Senior Credit Facilities was lowered to "CCC+" from "B-". The bank loan rating and subordinated debt rating remained on CreditWatch with negative implications.

     On January 7, 2003, the debt rating agency Moody's Investors Services lowered its rating on ACL's Senior Credit Facilities from "B3" to "Caa1", its rating on ACL's Senior Notes to "Caa3" from "Caa2", and its rating on ACL's Senior Subordinated Notes to "Ca" from "Caa3".

     On January 31, 2003, the debt rating agency Standard & Poor's lowered its rating on ACL's Senior Subordinated Notes to "D" from "CC" and its rating on ACL's Senior Credit Facilities was lowered to "D" from "CCC+". The Senior Note debt rating, which had been lowered to "D" on January 2, 2003, remained unchanged. The bank loan and subordinated debt ratings were removed from CreditWatch, where they had been placed November 14, 2002.

  INSURANCE SERVICES

     DHC's insurance subsidiaries require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. NAICC meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the Company relies on the sale of invested assets. NAICC's investment policy guidelines require that all liabilities be matched by a comparable amount of investment grade assets. Management believes that NAICC has both adequate capital resources and sufficient reinsurance to meet any unforeseen events such as natural catastrophes, reinsurer insolvencies, or possible reserve deficiencies. NAICC meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income, realized gains, and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, NAICC relies on the sale of invested assets.

     Cash used in insurance operations was $23.8 million in 2002. Cash used in operations was $3.9 million in 2001. Cash provided by insurance operations was $8.8 million in 2000. The increase in cash used by insurance operations for 2002 as compared to 2001 is primarily attributable to the deterioration of underwriting results and the decision in 2001 to place certain lines of business into runoff. Due to premium growth during the first nine months of 2001, NAICC was able to meet its short-term cash needs primarily through premium receipts. In light of the decision to reduce NAICC's underwriting operations, funds provided from premium receipts decreased significantly in 2002. Further, because workers' compensation and automobile liability claims are paid over the course of several years, NAICC experienced a condition in which claim payments related to the lines placed into run-off exceeded premium receipts from those lines. Such negative cash flow requires the sale of invested assets to meet obligations as they arise. The increase in cash used by operations in 2001 as compared to 2000 was due to deteriorating underwriting results caused by adverse development in those lines placed into run-off during 2001 and to amounts received for the rescission of certain reinsurance treaties of $11.5 million in 2000. Had the funds related to the rescission not been received in 2000, the cash used in operations would have been approximately $3.4 million.

     The National Association of Insurance Commissioners ("NAIC") provides minimum solvency standards in the form of risk based capital requirements ("RBC"). The RBC model for property and casualty insurance companies requires that companies are to report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. NAICC has calculated its RBC requirement under the RBC model and believes that it has sufficient capital for its operations. Further, the NAIC has developed the Insurance Regulatory Information System ("IRIS"). IRIS identifies twelve ratios for property/casualty insurance companies. IRIS specifies ranges of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. As a result of the losses recognized in 2002 and 2001, NAICC expects that it will fail seven of those regulatory ratios relating to loss development and surplus change. Two of the failures relate strictly to loss development and two relate to surplus changes caused by both loss development and investment losses incurred during 2002. The remaining three ratio failures relate to reduction in writings, overall investment yield and liabilities to liquid assets. The failure of such ratios subjects NAICC to increased regulatory inquiry. Based on the differential between reported surplus and the surplus level requiring further regulatory action, NAICC believes that the failure of those ratios will not have an adverse impact on the operations of NAICC.

     As noted above, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, it was determined for statutory insurance accounting purposes that NAICC's investment in ACL was fully impaired. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7.4 million. This charge, when combined with NAICC's underwriting results and investment losses reduced its statutory surplus level below the Company Action Level of NAICC's RBC calculation. In response to the above statutory condition, DHC repaid the $4 million note due May 2004 to NAICC, and further contributed $4 million to NAICC to increase its statutory capital during February 2003. With permission from the California Department of Insurance, these transactions were recorded at December 31, 2002. As a condition to granting permission, the Department required NAICC to obtain permission prior to entering into a loan with an affiliate. After consideration for the $8 million noted above, NAICC's reported capital and surplus as of December 31, 2002 was above the Company Action Level of NAICC's RBC calculation.

  NAICC'S INVESTMENTS

     California and Montana insurance laws and regulations regulate the amount and type of NAICC's investments. NAICC's investment portfolio is comprised primarily of fixed maturities and is weighted heavily toward investment grade short and medium term securities. See Notes 1 and 9 of the Notes to the Consolidated Financial Statements.

     The following table sets forth a summary of NAICC's investment portfolio at December 31, 2002 (dollars in thousands):

                                                               COST     FAIR VALUE
                                                              -------   ----------
INVESTMENTS BY INVESTMENT BY GRADE:
Fixed maturities:
  U.S. Government/Agency....................................  $13,699    $14,525
  Mortgage-backed...........................................   27,327     28,041
  Corporate (AAA to A)......................................   36,019     37,948
  Corporate (B).............................................       --         --
  Corporate (BBB)...........................................    2,880      2,866
                                                              -------    -------
Total fixed maturities......................................   79,926     83,380
Equity Securities -- U.S. Domestic Securities...............    6,620      5,247
                                                              -------    -------
          Total.............................................  $86,546    $88,627
                                                              =======    =======

  Letters of Credit

     NAICC pledges assets and posts letters of credit for the benefit of other insurance companies they do business with in the event that NAICC is not able to pay their reinsurers. NAICC had assets pledged of $9.1 million and had letters of credit outstanding of $2.8 million at December 31, 2002.

  Contractual Obligations and Commercial Commitment Summary

     A summary of Danielson's contractual commitments under debt and lease agreements appears below. The table assumes that ACL's debt and GMS' bank debt principal payments are not accelerated.

                            CONTRACTUAL OBLIGATIONS

                                                                PAYMENTS DUE BY YEAR
                                             ----------------------------------------------------------
                                                      LESS THAN     ONE TO       FOUR TO     AFTER FIVE
CONTRACTUAL OBLIGATIONS                      TOTAL    ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
-----------------------                      ------   ---------   -----------   ----------   ----------
                                                               (DOLLARS IN MILLIONS)
Long-Term Debt.............................  $656.6     $ 9.0       $154.9        $201.4       $291.3
Revolving Credit Facility..................    43.9      43.9           --            --           --
Capital Lease Obligations..................     4.9       0.8          1.4           1.0          1.7
Operating Leases*..........................   236.5      40.9         60.4          42.7         92.5
Unconditional Purchase Obligations.........      --        --           --            --           --
Other Long-Term Obligations................      --        --           --            --           --
                                             ------     -----       ------        ------       ------
Total Contractual Cash Obligations.........  $941.9     $94.6       $216.7        $245.1       $385.5
                                             ======     =====       ======        ======       ======

---------------

* Operating leases having initial or remaining non-cancelable lease terms longer than one year.

     A summary of Danielson's other commercial commitments appears below.

                             COMMERCIAL COMMITMENTS

                                                      AMOUNT OF COMMITMENT EXPIRATION PER YEAR
                                              ---------------------------------------------------------
                                                      LESS THAN     ONE TO       FOUR TO     AFTER FIVE
OTHER COMMERCIAL COMMITMENTS                  TOTAL   ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
----------------------------                  -----   ---------   -----------   ----------   ----------
                                                                (DOLLARS IN MILLIONS)
Lines of Credit.............................  $  --     $ --         $ --         $  --         $ --
Standby Letters of Credit...................   17.4      5.6          5.0            --          6.8
Guarantees..................................     --       --           --            --           --
Standby Repurchase Obligations..............     --       --           --            --           --
Other Commercial Commitments................     --       --           --            --           --
                                              -----     ----         ----         -----         ----
Total Commercial Commitments................  $17.4     $5.6         $5.0         $  --         $6.8
                                              =====     ====         ====         =====         ====

     Additional disclosures regarding these obligations and commitments can be found in Notes 4 and 17 of notes to the consolidated financial statements.

  FUEL HEDGING, INTEREST RATE SWAPS AND INTEREST RATE CAP

     During 2002, ACL used forward purchases of diesel fuel to provide protection against increases in prices of diesel fuel used to operate ACL's vessels. The 2002 forward purchases were swap agreements whereby ACL locked into a fixed future price at the time of purchase. Diesel fuel was not actually delivered under these future purchases. Instead the swap is settled when due and ACL paid or received a dollar amount based on the difference in the fixed future price and the actual price index for the settlement month. Due to cash collateral requirements imposed by ACL's broker as a result of increased volatility in the fuel market, ACL settled its hedge position in January 2003. In March 2003, ACL made a forward fuel purchase and purchased an option to protect from fuel price increases on substantially all of the gallons expected to be consumed during the second quarter of 2003.

     The fair value of the net swap was the difference between the future price of the fuel index as of the date of valuation and the fixed future price established at the time each individual contract is purchased, multiplied by the number of gallons purchased. In 2002, ACL typically entered into one forward contract each month for gallons associated with freight bookings that have fixed price commitments with no contract fuel adjustment protection clauses. The fair value of the contracts outstanding at December 27, 2002 was $0.19 million.

     GMS has interest rate swap agreements in place on a notional amount of $31.5 million in debt. These swaps expire between January 2004 and January 2008. GMS pays a fixed rate and receives a variable LIBOR rate or a variable municipal bond index rate. As of December 27, 2002, the fair value of these swaps is a liability of $2.3 million.

  FAIR VALUE OF CONTRACTS AT PERIOD END

                                                              (DOLLARS IN MILLIONS)
Fair value of contracts outstanding at the beginning of
  2002......................................................         $(0.40)
                                                                     ======
Contracts realized or otherwise settled during 2002.........         $ 0.05
                                                                     ======
Fair value of new contracts when assumed as a result of
  acquisitions during the period............................         $ 1.75
                                                                     ======
Changes in fair value attributable to changes in valuation
  techniques and assumptions................................         $ 0.00
                                                                     ======
Other changes in fair values................................         $(0.39)
                                                                     ======
Fair value of contracts outstanding at the end of the
  period....................................................         $(2.14)
                                                                     ======

                                                              MATURITY LESS
SOURCE OF FAIR VALUE                                          THAN ONE YEAR   TOTAL
--------------------                                          -------------   ------
Prices provided by other external sources...................      $0.19       $(2.14)
                                                                              ======

     ACL also has an interest rate cap agreement on a notional amount of $202 million in debt. The agreement expires August 11, 2003 and has a fair value of zero as of December 27, 2002. The fair value of the cap agreement has been provided by an external source.

RELATED PARTY TRANSACTIONS

     DHC has transactions with various related parties, primarily affiliated entities accounted for by the equity method. DHC believes that the terms and conditions of those transactions are in the aggregate not materially more favorable or unfavorable to DHC than would be obtained on an arm's-length basis among unaffiliated parties.

     DHC recorded charter income from UABL of $5.9 million for the period May 29, 2002 through December 27, 2002. DHC also recorded administrative fee expenses to UABL of $4.3 million for the period May 29, 2002 through December 27, 2002. Charter rates are established at fair market value based upon similar transactions. As of December 27, 2002, DHC has recorded $6.3 million in accounts receivable from UABL.

     Prior to and shortly after the acquisition of ACL, DHC shared certain personnel and facilities with several affiliated and unaffiliated companies who have certain common directors and officers, and certain expenses were allocated among the various entities. Personnel costs were allocated based upon actual time spent on DHC business. Costs relating to office space and equipment were allocated based upon actual usage. Management believes the methodology used for allocation is appropriate. Total expenses allocated to DHC from affiliated entities were $1.8 million, $1.3 million and $1.3 million for the years ended December 2002, 2001 and 2000, respectively.

     DHC has agreed to provide SZI unlimited demand registration rights with respect to the ACL Senior Notes and ACL PIK Notes held by SZI and its affiliates, including HYI. Mr. Zell, DHC's President and Chief Executive Officer and Chairman of DHC's Board of Directors, and Mr. Tinkler, DHC's Chief Financial Officer, are affiliated with SZI and HYI. Mr. Pate, a member of DHC's Board of Directors, is affiliated with SZI.

     DHC has also entered into a non-exclusive investment advisory agreement dated April 14, 1999 with EGI, a company affiliated with Mr. Zell, pursuant to which EGI has agreed to provide, at the request of DHC, certain investment banking services to DHC in connection with potential transactions. For these services, in 2002 DHC paid a fee of $0.06 million to EGI. In the event that a transaction is consummated for which the Acquisition Committee of DHC's Board of Directors determines that EGI provided material services, DHC will pay to EGI a fee in the amount of 1% of the aggregate consideration in connection with such transaction (including indebtedness assumed or outstanding). As a result of services provided to DHC during the Danielson Recapitalization of ACL, which is described in more detail in this Report at Item 1, Business -- Description of Business -- The Marine Services Business -- ACL History; DHC Acquisition and Recapitalization of ACL, DHC and EGI agreed that the fee for EGI's services was $3.0 million. DHC has also agreed to reimburse, upon request, EGI's out-of-pocket expenses related to services provided under the investment advisory agreement. For providing a standby commitment to purchase any DHC shares that were unsubscribed in the rights offering conducted by DHC as part of its acquisition of ACL, DHC paid SZI a fee of $1.0 million. Messrs. Zell and Pate are members of the Acquisition Committee, along with Messrs. Whitman and Barse, all of whom are Directors of DHC.

     On November 8, 2002, DHC, SZI, and Martin J. Whitman terminated an investment agreement existing between those parties, which provided certain voting and registration rights to the parties and entered into a new registration rights agreement with SZI.

CHANGES IN ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill and intangible assets with indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 has been superceded by SFAS 144 which is described below. The adoption of SFAS 142 on January 1, 2002 has not had a significant effect on Danielson's financial position or results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL adopted SFAS 144 in the first quarter 2002. The provisions of SFAS 144 did not have an impact on Danielson's financial statements during the year ended December 27, 2002.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. Additionally, under SFAS 146, if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management expects to adopt SFAS 146 in 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARINE SERVICES

     The Marine Services operations are exposed to certain market risks which are inherent in its financial instruments and which arise from transactions entered into in the normal course of business. A discussion of the primary market exposures in Marine Services financial instruments is presented below.

  FUEL PRICE RISK

     At December 27, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $4.4 million and a fair value of approximately $.19 million, which has been recorded in accounts receivable with the offset to fuel expense. Under these agreements, ACL will pay fixed prices ranging from $0.69 to $0.80 per gallon. There were 6.1 million gallons remaining on the contracts at December 27, 2002. However, due to cash collateral requirements imposed by ACL's broker as a result of increased volatility in the fuel market, ACL settled its hedge position in January 2003. In March 2003, ACL made a forward fuel purchase and purchased an option to protect from fuel price increases on substantially all of its expected fuel consumption during the second quarter of 2003.

     For the year ended December 27, 2002, the entire change in fair value resulted in realized gains of $.05 million and an unrealized gain of $0.19 million which are recorded in fuel expense in the consolidated statement of operations. ACL estimates that at December 27, 2002, a 10% change in the price per gallon of fuel would have changed the fair value of the existing fuel rate swap contracts by $0.4 million.

     Fuel consumed in 2002 represented approximately 11% of ACL's operating expenses. Many of ACL's long-term contracts contain clauses under which increases in fuel costs are passed on to customers thereby reducing the fuel price risk. Such contracts protect about half of ACL's fuel consumption but the contract rate adjustments are deferred one calendar quarter. In addition, ACL typically enters into fuel rate swap agreements for short-term fuel price protection. As a result of ACL's fuel hedging strategy, it might not fully benefit from certain fuel price declines.

     Based on ACL's 2003 projected fuel consumption, a one cent change in the average annual price per gallon of fuel would impact ACL's annual operating income by approximately $0.4 million (compared to the 2001 projection of $0.3 million), after the effect of escalation clauses in long-term contracts and fuel rate swap agreements in place as of December 27, 2002.

     See ACL's disclosures relating to fuel hedging in this Report at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Fuel Hedging, Interest Rate Swaps and Interest Rate Cap.

  INTEREST RATE AND OTHER RISKS

     At December 27, 2002, ACL had $354.3 million of floating rate debt outstanding, which represented the outstanding balance of the Senior Credit Facilities. A 1% change in interest rates would change interest expense by $3.5 million annually.

     ACL has an interest rate cap agreement which limits ACL's base LIBOR to 7.5% on a notional amount of $201.8 million, corresponding to that amount of floating rate debt outstanding which is based on LIBOR. The agreement is designed to hedge ACL's exposure to future increases in market interest rates. As of December 27, 2002, the fair value of the interest rate cap agreement was zero. ACL accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income (loss). The remaining change in fair value is recorded as other expense (income) in the consolidated statement of operations.

     GMS has four interest rate swaps with a total notional amount of $31.5 million through which GMS pays fixed rates of 4.5% to 7.7% and receives LIBOR or a municipal bond swap index. A swap with a notional amount of $16.0 million terminates January 1, 2004, swaps with a notional amount of $11.7 million terminate in May and June, 2005, and a swap with a notional amount of $3.8 million terminates in January 2008. The fair value of these swaps is a liability of $2.7 million as of December 27, 2002 and is recorded in other liabilities on the consolidated statement of financial position. Danielson's share of the changes in the fair value of the swaps from the acquisition date through December 27, 2002 is recorded as comprehensive loss or other expense depending on whether the swap is an effective or ineffective hedge.

     At December 27, 2002, ACL had sold at a discount based upon commercial paper rates, $39.3 million of the accounts receivable of two subsidiaries. ACL has the right to repurchase these receivables. At this amount outstanding, a 1% change in the commercial paper rates would change other expense by $0.4 million annually.

  FOREIGN CURRENCY EXCHANGE RATE RISKS

     All of ACL's significant transportation contracts in South America are currently denominated in U.S. dollars. However, many expenses incurred in the performance of such contracts, such as crew wages and fuel, are, by necessity, denominated in a foreign currency. Therefore, ACL is affected by fluctuations in the value of the U.S. dollar as compared to certain foreign currencies. Additionally, ACL's investments in foreign affiliates subject it to foreign currency exchange rate and equity price risks. Management does not consider its exposure to exchange rate risks to be material and considers its investments in foreign affiliates to be denominated in relatively stable currencies and of a long-term nature. Accordingly, ACL does not typically manage its related foreign currency exchange rate and equity price risks through the use of financial instruments.

     The Venezuelan government promulgated new currency control laws in February 2003, which restrict the free convertibility of U.S. dollars and Venezuelan bolivar currencies in Venezuela. Although ACL International's Venezuelan subsidiary, ACBL de Venezuela, C.A. ("ACBLV"), has contracts denominated in U.S. dollars, it pays certain expenses incurred in the performance of such contracts, such as crew wages and fuel, in bolivars. The restrictions on ACBLV's ability to convert U.S. dollars to bolivars for the payment of these expenses could have an adverse impact on ACL. ACL is evaluating the overall effect of the new Venezuelan currency control laws and waiting for the new rules to be promulgated for a full assessment of the impact, if any.

INSURANCE SERVICES

  RISK RELATED TO THE INVESTMENT PORTFOLIO

     NAICC's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to NAICC's fixed maturity portfolio are primarily credit risk, interest rate risk and prepayment risk. The market risk related to NAICC's equity portfolio is price risk.

  FIXED MATURITIES

     Interest rate risk is the price sensitivity of fixed maturities to changes in interest rate. Management views these potential changes in price within the overall context of asset and liability matching. Management estimates the payout patterns of NAICC's liabilities, primarily loss reserves, to determine their duration. Management sets duration targets for our fixed income portfolio after consideration of the duration of NAICC's liabilities that we believe mitigates the overall interest rate risk. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment.

     Fixed maturities of NAICC include Mortgage-Backed Securities ("MBS") representing 33.6% and 29.3% of total fixed maturities at December 31, 2002 and December 31, 2001, respectively. All MBS held by NAICC are issued by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), which are both rated Aaa by Moody's Investors Services. Both FNMA and FHLMC are corporations that were created by Acts of Congress. FNMA and FHLMC guarantee the principal balance of their securities. FNMA guarantees timely payment of principal and interest.

     One of the risks associated with MBS is the timing of principal payments on the mortgages underlying the securities. The principal an investor receives depends upon amortization schedules and the termination pattern (resulting from prepayments or defaults) of the individual mortgages included in the underlying pool of mortgages. The principal is guaranteed but the yield and cash flow can vary depending on the timing of the repayment of the principal balance. The degree to which a security is susceptible to changes in yield is influenced by the difference between its amortized cost and par, the relative sensitivity to repayment of the underlying mortgages backing the securities in a changing interest rate environment, and the repayment priority of the securities in its overall securitization structure. NAICC attempts to limit repayment risk by purchasing MBS whose cost is below or does not significantly exceed par, and by primarily purchasing structured securities with repayment protection which provides more certain cash flow to the investor such as MBS with sinking fund schedules known as Planned Amortization Classes ("PAC") and Targeted Amortization Classes ("TAC"). The structures of PAC's and TAC's attempt to increase the certainty of the timing of prepayment and thereby minimize the prepayment and interest rate risk. In 2002, NAICC recognized $0.9 million in gain on sales of fixed maturities.

     MBS, as well as callable bonds, have a greater sensitivity to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment. This is primarily due to the ability and the incentive of the payor to prepay the principal or the issuer to call the bond in a declining interest rate scenario. NAICC realized significant increases in its prepayments of principal during 2002 and 2001. The prepayments mitigated the need to sell securities to meet operating cash requirements as noted above. Generally, this trend will lower the portfolio yield in future years in a declining interest environment.

     MBS instruments are described in tabular format below.

                           MORTGAGE-BACKED SECURITIES

                                           2002                             2001
                              ------------------------------   ------------------------------
                              AMORTIZED     PAR     PERCENT    AMORTIZED     PAR     PERCENT
                                COST       VALUE    OF TOTAL     COST       VALUE    OF TOTAL
                              ---------   -------   --------   ---------   -------   --------
                                                  (DOLLARS IN THOUSANDS)
Sequential..................   $ 9,345    $ 9,380      34%      $16,116    $16,151      52%
PAC/TAC.....................    17,982     17,835      66        15,140     15,085      48
                               -------    -------     ---       -------    -------     ---
     Total..................   $27,327    $27,215     100%      $31,256    $31,236     100%
                               =======    =======     ===       =======    =======     ===

     The following table provides information about NAICC's fixed maturity investments at December 31, 2002 that are sensitive to changes in interest rates. The table presents expected cash flows of principal amounts and related weighted average interest rate by expected maturity dates. The expected maturity date for other than mortgage-backed securities is the earlier of call date or maturity date or for mortgage-backed securities are based on expected payment patterns. Actual cash flows could differ from expected amounts considering the weighting of NAICC's portfolio towards mortgage-back securities.

                                FIXED MATURITIES

                    EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

                                         2003      2004      2005      2006     2007    THEREAFTER    TOTAL
                                        -------   -------   -------   ------   ------   ----------   -------
                                                               (DOLLARS IN THOUSANDS)
U.S. Government/Agency................  $ 1,955   $ 2,778   $ 2,500   $2,601   $  150    $ 3,715     $13,699
  Average interest rate...............     6.83%     5.70%     7.46%    4.08%    7.21%      8.35%
Mortgage-Backed.......................    9,049     5,558     1,206      423      140     10,951      27,327
  Average interest rate...............     6.82%     6.91%     6.93%    6.99%    7.17%      6.90%
Corporate (AAA to A)..................    7,275    14,800     7,575    2,983      125      3,261      36,019
  Average interest rate...............     6.01%     5.97%     6.46%    5.32%    7.38%      6.54%
Corporate (BBB to B)..................    1,175       648        --       --    1,000         57       2,880
  Average interest rate...............     7.28%     6.08%                       7.75%
                                        -------   -------   -------   ------   ------    -------     -------
         Total........................  $19,454   $23,784   $11,281   $6,007   $1,415    $17,984     $79,925
                                        =======   =======   =======   ======   ======    =======     =======

  EQUITY SECURITIES

     During 2001, NAICC reduced its equity portfolio by liquidating almost all of its position in foreign securities. The proceeds from the sale of these securities were used to increase NAICC's fixed maturity portfolio by purchasing $9.2 million of ACL Senior Notes. In May 2002, the ACL Senior Notes, with a fair value of $14.5 million, were converted into equity of ACLines LLC as part of the Danielson Recapitalization of ACL announced in January 2002 and consummated on May 29, 2002, which is more fully described in this Report at Item 1, Business -- Description of Businesses -- The Marine Services Business -- ACL History; Danielson Acquisition and Recapitalization of ACL. On January 31, 2003, ACL filed for protection under Chapter 11 of the Bankruptcy Code.

     During 2002, NAICC increased its equity portfolio. At year end, NAICC had $6.6 million invested in its equity portfolio.

     Since the portfolio included foreign securities during 2002 there was foreign currency risk. Foreign currency risk is the sensitivity to exchange rate fluctuations of the market value and investment income related to foreign denominated financial instruments. At December 31, 2001, NAICC held approximately $2.0 million at cost with a fair value of $0.8 million in yen denominated equity securities with an average yen-to dollar cost of approximately 128.7 Japanese yen. During 2002 all yen denominated equity securities were sold.

     Equity price risk is the potential loss arising from changes in the value of equity securities. Typically, equity securities have more year-to-year price volatility than medium term investment grade fixed maturity instruments. During 2002, NAICC realized $4.1 million of losses on the sale of its non-affiliate equity securities and a $1.0 million loss due to an impairment charge for an other than temporary investment loss.

     The equity price risks inherent in the equity portfolio is subject to several factors beyond the control of management, and as such there can be no assurance that the future price fluctuations would not be material.

  ECONOMIC CONDITIONS

     The operating results of a property and casualty insurer are influenced by a variety of factors including general economic conditions, competition, regulation of insurance rates, weather, and frequency and severity of losses. The markets in which NAICC operates have experienced long periods of rate inadequacy coupled with increased competition. The general economic conditions in California, where NAICC writes approximately 77% of its business, are currently neutral and competitive.

     The competition, rate regulation and loss experience in the California automobile markets are currently such that, despite the difficulties in these lines during 2002, NAICC believes it can write in the state profitably. During 2002 NAICC recognized an increase in the frequency of losses for its non-standard private passenger automobile line, and also higher than expected adverse loss experience prior accident years in its commercial automobile line. During 2001, the competition, rate regulation and loss experience in the non-California automobile markets are currently such that NAICC was not able to write in those states profitably, and as a result has exited those markets.

     The California workers' compensation market, where NAICC had historically written a significant amount of its premium, continues to be very price competitive. Workers' compensation premium volume in 2001, prior to the decision to exit the market, decreased slightly as competitors began to raise rates during 2001. Despite those current rate increases, NAICC believes that competitors continue to price policies at rates below a level necessary to achieve an underwriting profit. Coupled with an industry-wide increase in adverse loss experience, NAICC believes that its decision to exit the workers' compensation line is warranted under these economic conditions.

  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The foregoing discussion and the Notes to Consolidated Financial Statements may include forward-looking statements that involve risks and uncertainties. In addition to other factors and matters discussed elsewhere herein, some of the important factors that, in the view of NAICC, could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

     1. The insurance products sold by NAICC are subject to intense competition from many competitors, many of whom have substantially greater resources that NAICC. There can be no assurance that NAICC will be able to successfully compete in these markets and generate sufficient premium volume at attractive prices to be profitable. This risk is enhanced by the reduction in the lines of business NAICC writes as a result of it decision to reduce underwriting operations.

     2. The insurance industry is highly regulated and it is not possible to predict the impact of future state and federal regulations on the operations of NAICC.

     3. Unpaid loss and LAE are based on estimates of reported losses, historical company experience of losses reported by reinsured companies for reinsurance assumed from such insurers, and historical company experience for unreported claims. Such liability is, by necessity, based on estimates that may change in the near term. There can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimated amount included herein.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         DANIELSON HOLDING CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      FISCAL YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 27,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING REVENUES
  Marine Services Revenue...............................    $455,499       $     --       $    --
  Marine Services Revenue -- Related Party..............       6,605             --            --
  Insurance Premiums Earned.............................      62,164         81,854        67,034
  Net Investment Income Applicable to Insurance
     Operations.........................................       5,603          7,580         7,742
  Net Realized Gains Applicable to Insurance
     Operations.........................................       1,007          1,277         8,443
  Other Income Applicable to Insurance Operations.......         623          1,393         1,112
                                                            --------       --------       -------
TOTAL OPERATING REVENUES................................     531,501         92,104        84,331
OPERATING EXPENSES
MARINE SERVICES
  Materials, Supplies and Other.........................     195,794             --            --
  Rent..................................................      32,847             --            --
  Labor and Fringe Benefits.............................     108,132             --            --
  Fuel..................................................      49,954             --            --
  Depreciation and Amortization.........................      41,785             --            --
  Taxes, other than income taxes........................      15,934             --            --
                                                            --------       --------       -------
                                                             444,446             --            --
INSURANCE SERVICES
  Losses and Loss Adjustment Expenses...................      59,881         76,494        60,523
  Policyholder Dividends................................          (1)           (81)         (145)
  Policy Acquisition Expenses...........................      14,115         20,795        16,436
  General and Administrative Expenses...................       5,894          8,745         5,722
                                                            --------       --------       -------
                                                              79,889        105,953        82,536
  Parent Company Administrative Expenses................       4,911          2,410         2,537
                                                            --------       --------       -------
TOTAL OPERATING EXPENSES................................     529,246        108,363        85,073
                                                            --------       --------       -------
OPERATING INCOME (LOSS).................................       2,255        (16,259)         (742)
OTHER EXPENSE (INCOME)
  Interest Expense......................................      38,735             --            --
  Parent Company Investment Income Related to ACL
     Debt...............................................      (8,402)            --            --
  Other, Net............................................       4,531         (1,998)       (1,906)
                                                            --------       --------       -------
  Net Other Expense (Income)............................      34,864         (1,998)       (1,906)
                                                            --------       --------       -------
(LOSS) INCOME BEFORE TAXES..............................     (32,609)       (14,261)        1,164
PROVISION FOR INCOME TAXES..............................         346             73           134
                                                            --------       --------       -------
NET (LOSS) INCOME.......................................    $(32,955)      $(14,334)      $ 1,030
                                                            ========       ========       =======
NET LOSS PER SHARE OF COMMON STOCK
     BASIC..............................................    $  (1.26)      $  (0.74)      $  0.06
                                                            ========       ========       =======
     DILUTED............................................    $  (1.26)      $  (0.74)      $  0.05
                                                            ========       ========       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                         DANIELSON HOLDING CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              DECEMBER 27,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents.................................   $   16,524      $  3,070
  Restricted Cash...........................................        6,328            --
  Accounts Receivable, Net..................................       51,012            --
  Accounts Receivable -- Related Parties....................        6,571            --
  Materials and Supplies....................................       34,774            --
  Investments (Fixed maturities, available for sale at fair
    value (cost: $3,473 and $25,100)).......................        5,118        26,865
  Other Current Assets......................................       29,135            67
                                                               ----------      --------
         Total Current Assets...............................      149,462        30,002
PROPERTIES -- Net...........................................      654,229           131
PENSION ASSETS..............................................       20,806            --
INVESTMENT IN UABL..........................................       48,627            --
OTHER ASSETS................................................       26,893           305
INSURANCE SERVICES' ASSETS:
  Cash and Cash Equivalents.................................        8,659        14,796
  Investments:
    Fixed Maturities, available for sale at fair value
     (cost: $79,926 and $105,297)...........................       83,381       109,522
    Equity Securities, available for sale at fair value
     (cost: $6,620 and $12,416).............................        5,247        12,125
  Receivables, Net..........................................       32,819        34,751
  Other Assets..............................................        4,775         7,239
                                                               ----------      --------
         Total Insurance Services' Assets...................      134,881       178,433
                                                               ----------      --------
         Total Assets.......................................   $1,034,898      $208,871
                                                               ==========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable..........................................   $   36,449      $     --
  Accrued Payroll and Fringe Benefits.......................       16,692            --
  Deferred Revenue..........................................       10,835            --
  Accrued Claims and Insurance Premiums.....................       26,695            --
  Accrued Interest..........................................       16,761            --
  Short-Term Debt...........................................       43,873            --
  Current Portion of Long-Term Debt.........................      590,731            --
  Other Current Liabilities.................................       38,886         2,575
                                                               ----------      --------
         Total Current Liabilities..........................      780,922         2,575
LONG-TERM DEBT..............................................        8,468            --
PENSION LIABILITY...........................................       15,072            --
OTHER LONG-TERM LIABILITIES.................................       37,467            --
INSURANCE SERVICES' LIABILITIES:
  Unpaid Losses and Loss Adjustment Expenses................      101,249       105,745
  Unearned Premiums.........................................       10,622        21,117
  Other Insurance Services' Liabilities.....................        3,738         4,971
                                                               ----------      --------
         Total Insurance Services' Liabilities..............      115,609       131,833
                                                               ----------      --------
         Total Liabilities..................................      957,538       134,408
                                                               ----------      --------

STOCKHOLDERS' EQUITY:
  Preferred Stock ($0.10 par value; authorized 10,000,000
    shares; none issued and outstanding)....................           --            --
  Common Stock ($.10 par value; authorized 150,000,000
    shares; issued 30,828,093 shares and 19,516,694 shares;
    outstanding 30,817,297 shares and 19,505,952 shares)....        3,083         1,952
  Additional Paid-in Capital................................      117,148        63,115
  Unearned Compensation.....................................       (1,132)           --
  Accumulated Other Comprehensive (Loss) Income.............      (12,464)        5,716
  Retained (Deficit) Earnings...............................      (29,209)        3,746
  Treasury Stock (Cost of 10,796 shares and 10,742 shares,
    respectively)...........................................          (66)          (66)
                                                               ----------      --------
         Total Stockholders' Equity.........................       77,360        74,463
                                                               ----------      --------
         Total Liabilities and Stockholders' Equity.........   $1,034,898      $208,871
                                                               ==========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         DANIELSON HOLDING CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          FISCAL YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 27,   DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001           2000
                                                              ------------   ------------   ------------
                                                                        (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net (Loss) Income.........................................    $(32,955)      $(14,334)      $  1,030
  Adjustments to Reconcile Net (Loss) Income to Net Cash
    Provided by (Used In) Operating Activities:
    Gain Related to ACL Debt Contributed in Acquisition of
      ACL...................................................     (13,614)            --             --
    Net Realized Investment Losses (Gains)..................       2,799         (1,558)        (8,765)
    Depreciation and Amortization...........................      42,359          1,460            781
    Interest Accretion and Amortization.....................       4,184             --             --
    Stock Option Compensation Expense.......................         920             57             --
    Other Operating Activities..............................       6,037             96           (397)
    Changes in Operating Assets and Liabilities:
      Accounts Receivable...................................     (13,972)            --             --
      Materials and Supplies................................       1,910             --             --
      Receivables on Reinsurance Treaty Rescission..........          --             --         11,459
      Other Insurance Services Receivables..................       1,932          5,465         (6,909)
      Other Assets..........................................       7,729          1,384         (1,533)
      Accrued Interest......................................      15,378             --             --
      Unpaid Losses and Loss Adjustment Expenses............      (4,496)         5,715          5,096
      Unearned Premiums.....................................     (10,496)        (2,090)         6,968
      Other Liabilities.....................................      (7,667)          (931)        (1,086)
                                                                --------       --------       --------
      Net Cash Provided by (Used in) Operating Activities...          48         (4,736)         6,644
INVESTING ACTIVITIES
  Property Additions........................................     (18,152)          (259)          (165)
  Proceeds from Property Dispositions.......................       3,116             45              6
  Purchase of ACL, GMS and Vessel Leasing...................     (42,665)            --             --
  Cash acquired from Marine Services' Companies.............      21,839
  Net Change in Restricted Cash.............................         236             --             --
  Proceeds from the Sale of Investment Securities...........       2,904         32,204         43,391
  Matured or Called Investment Securities...................      33,043         29,599         21,829
  Purchase of Investment Securities.........................     (19,378)       (52,162)       (70,539)
  Other Investing Activities................................        (906)            --             --
                                                                --------       --------       --------
      Net Cash (Used in) Provided by Investing Activities...     (19,963)         9,427         (5,478)
FINANCING ACTIVITIES
  Short-Term Borrowings, Net................................       7,000             --             --
  Long-Term Debt Issued.....................................       3,206             --             --
  Long-Term Debt Repaid.....................................     (31,502)            --             --
  Cash Overdrafts...........................................      (1,785)            --             --
  Debt Costs................................................      (1,035)            --             --
  Proceeds from Rights Offering, Net of Expenses............      42,228             --             --
  Proceeds from Exercise of Warrants for Common Stock.......       9,500             --             --
  Proceeds from Exercise of Options for Common Stock........       1,088            630             --
  Proceeds from Issuance of Common Stock....................          --             --          3,040
  Other Financing Activities................................      (1,468)            --             --
                                                                --------       --------       --------
      Net Cash Provided by Financing Activities.............      27,232            630          3,040
                                                                --------       --------       --------
Net Increase in Cash and Cash Equivalents...................       7,317          5,321          4,206
Cash and Cash Equivalents at Beginning of Year..............      17,866         12,545          8,339
                                                                --------       --------       --------
      Cash and Cash Equivalents at End of Year..............    $ 25,183       $ 17,866       $ 12,545
                                                                ========       ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         DANIELSON HOLDING CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                                   COMMON STOCK       ADDITIONAL                      OTHER       RETAINED
                                                -------------------    PAID-IN       UNEARNED     COMPREHENSIVE   EARNINGS
                                                  SHARES     AMOUNT    CAPITAL     COMPENSATION   (LOSS) INCOME   (DEFICIT)
                                                ----------   ------   ----------   ------------   -------------   ---------
                                                                          (DOLLARS IN THOUSANDS)
Balance at December 31, 1999..................  18,486,994   $1,849    $ 59,491      $    --        $ (2,098)     $ 17,050
  Issuance of Common Stock....................     819,700      82        2,958
  Treasury Stock Repurchased During the
    Period....................................
Comprehensive Income:
  Net Income..................................                                                                       1,030
  Net Unrealized Gain on Available for Sale
    Securities................................                                                         1,034
                                                                                                    --------      --------
        Total Comprehensive Income............                                                         1,034         1,030
                                                ----------   ------    --------      -------        --------      --------
Balance at December 31, 2000..................  19,306,694   1,931       62,449           --          (1,064)       18,080
  Exercise of Options to Purchase Common
    Stock.....................................     210,000      21          609
  Stock Option Compensation Expense...........                               57
  Treasury Stock Repurchased During the
    Period....................................
Comprehensive Loss:
  Net Loss....................................                                                                     (14,334)
  Net Unrealized Gain on Available for Sale
    Securities................................                                                         6,780
                                                                                                    --------      --------
        Total Comprehensive Income (Loss).....                                                         6,780       (14,334)
                                                ----------   ------    --------      -------        --------      --------
Balance at December 31, 2001..................  19,516,694   1,952       63,115           --           5,716         3,746
  Exercise of Options to Purchase Common
    Stock.....................................     264,582      26        1,061
  Exercise of Warrants to Purchase Common
    Stock.....................................   2,002,558     200        9,300
  Common Stock Issued Pursuant to Rights
    Offering, Net of Expenses.................   8,705,219     871       41,357
  Restricted Common Stock Issued to ACL
    Management................................     339,040      34        1,661       (1,695)
  Stock Option Compensation Expense...........                              920
  Adjustment of Unearned Compensation for
    Terminated Employees......................                             (266)         266
  Amortization of Unearned Compensation.......                                           297
  Treasury Stock Repurchased During the
    Period....................................
Comprehensive Loss:
  Net Loss....................................                                                                     (32,955)
  Net Unrealized Loss on Available for Sale
    Securities................................                                                        (1,989)
  Net Gain on Fuel Swaps Designated as Cash
    Flow Hedging Instruments..................                                                            68
  Net Loss on Interest Rate Swaps Designated
    as Cash Flow Hedging Instruments..........                                                          (355)
  Foreign Currency Translation................                                                           453
  Minimum Pension Liability
    Adjustment -- Marine Services.............                                                       (15,485)
  Minimum Pension Liability Adjustment --
    Insurance Services........................                                                          (872)
                                                                                                    --------      --------
        Total Comprehensive Loss..............                                                       (18,180)      (32,955)
                                                ----------   ------    --------      -------        --------      --------
Balance at December 27, 2002..................  30,828,093   $3,083    $117,148      $(1,132)       $(12,464)     $(29,209)
                                                ==========   ======    ========      =======        ========      ========


                                                TREASURY STOCK
                                                ---------------
                                                SHARES   AMOUNT    TOTAL
                                                ------   ------   --------
                                                  (DOLLARS IN THOUSANDS)
Balance at December 31, 1999..................  10,729    $(66)   $ 76,226
  Issuance of Common Stock....................                       3,040
  Treasury Stock Repurchased During the
    Period....................................      11      --          --
Comprehensive Income:
  Net Income..................................                       1,030
  Net Unrealized Gain on Available for Sale
    Securities................................                       1,034
                                                                  --------
        Total Comprehensive Income............                       2,064
                                                ------    ----    --------
Balance at December 31, 2000..................  10,740     (66)     81,330
  Exercise of Options to Purchase Common
    Stock.....................................                         630
  Stock Option Compensation Expense...........                          57
  Treasury Stock Repurchased During the
    Period....................................       2      --          --
Comprehensive Loss:
  Net Loss....................................                     (14,334)
  Net Unrealized Gain on Available for Sale
    Securities................................                       6,780
                                                                  --------
        Total Comprehensive Income (Loss).....                      (7,554)
                                                ------    ----    --------
Balance at December 31, 2001..................  10,742     (66)     74,463
  Exercise of Options to Purchase Common
    Stock.....................................                       1,087
  Exercise of Warrants to Purchase Common
    Stock.....................................                       9,500
  Common Stock Issued Pursuant to Rights
    Offering, Net of Expenses.................                      42,228
  Restricted Common Stock Issued to ACL
    Management................................                          --
  Stock Option Compensation Expense...........                         920
  Adjustment of Unearned Compensation for
    Terminated Employees......................                          --
  Amortization of Unearned Compensation.......                         297
  Treasury Stock Repurchased During the
    Period....................................      54      --          --
Comprehensive Loss:
  Net Loss....................................                     (32,955)
  Net Unrealized Loss on Available for Sale
    Securities................................                      (1,989)
  Net Gain on Fuel Swaps Designated as Cash
    Flow Hedging Instruments..................                          68
  Net Loss on Interest Rate Swaps Designated
    as Cash Flow Hedging Instruments..........                        (355)
  Foreign Currency Translation................                         453
  Minimum Pension Liability
    Adjustment -- Marine Services.............                     (15,485)
  Minimum Pension Liability Adjustment --
    Insurance Services........................                        (872)
                                                                  --------
        Total Comprehensive Loss..............                     (51,135)
                                                ------    ----    --------
Balance at December 27, 2002..................  10,796    $(66)   $ 77,360
                                                ======    ====    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         DANIELSON HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     Danielson Holding Corporation ("DHC") is a holding company whose subsidiaries (collectively with DHC, "Danielson") consisted principally of insurance operations in the western United States, primarily California, prior to the acquisitions described in Note 2. On May 29, 2002, Danielson acquired marine service operations in the United States and South America, including barge transportation, marine construction and repair, and cargo handling operations.

     American Commercial Lines LLC ("ACL") is an integrated marine transportation and service company. ACL provides barge transportation and ancillary services throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Ohio and Illinois Rivers and their tributaries and the Intracoastal canals that parallel the Gulf Coast. In addition, ACL is the leading provider of barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River System serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. ACL, through its subsidiary Jeffboat LLC ("Jeffboat"), also provides marine construction and repair services.

     Global Materials Services LLC ("GMS") is an owner and operator of 26 marine terminal and warehouse facilities located in the United States and the Netherlands. DHC acquired an ownership interest in GMS during 2002 as described in Note 2. GMS' ownership at December 27, 2002 was 5.4% owned by DHC, 50.0% owned by ACL, and in total 55.4% owned by Danielson. The remaining 44.6% is owned by an unaffiliated third party.

     In 2002, GMS, ACL and minority owners organized new companies to unload bauxite in Venezuela. The "GMSV" companies are Global Materials Services Venezuela C.A., GMS Venezuela Terminal Partners LLC and GMS Venezuela Terminal Holdings LLC. Danielson, through its ownership of ACL and GMS, has a 57% ownership interest in GMSV.

     Also in 2002 in connection with the ACL acquisition, DHC purchased for approximately $2.8 million a 50% equity interest in Vessel Leasing LLC ("Vessel Leasing"), a special purpose entity that leases barges to ACL's barge transportation operations. DHC also indirectly owns the other 50% equity interest in Vessel Leasing through ACL and, accordingly, Vessel Leasing is consolidated with DHC and with ACL.

     ACL and GMS are together referred to herein as "Marine Services". DHC's insurance subsidiaries discussed below are referred to herein as "Insurance Services".

     Danielson holds all of the voting stock of Danielson Indemnity Company ("DIND"). DIND owns 100 percent of the common stock of National American Insurance Company of California, Danielson's principal operating insurance subsidiary, which owns 100 percent of the common stock of Valor Insurance Company, Incorporated ("Valor") (National American Insurance Company of California and its subsidiaries being collectively referred to as "NAICC").

     The operations of NAICC are in property and casualty insurance. NAICC writes non-standard private passenger and commercial automobile insurance in the western United States, primarily California. NAICC writes approximately 77 percent of its insurance in California and 12 percent of its business in Montana. For the years ended December 2002, 2001 and 2000, 45 percent, 16 percent and 28 percent, respectively, of total personal lines direct written premiums were produced through two general agents of NAICC. In 2001, NAICC, which formerly wrote workers' compensation insurance, decided to exit the workers' compensation business in all states as further discussed in Note 12.

                         DANIELSON HOLDING CORPORATION

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements reflect the results of operations, cash flows and financial position of DHC and its majority-owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are accounted for under the equity method.

  BASIS OF PRESENTATION AND RECLASSIFICATION

     In the second quarter of 2002, DHC changed its presentation of its statement of financial position from an unclassified to a classified statement with the insurance operating assets and liabilities presented separately on an unclassified basis as long-term. The change in the classification of DHC's assets and liabilities is deemed to be more meaningful in light of the significant changes in DHC's operations with the acquisitions of ACL and GMS. Previously reported amounts have been reclassified to conform to the current classifications.

     In response to weak market and poor economic conditions during the last half of 2002 and because of ACL's highly leveraged financial position , on January 31, 2003, ACL filed for protection under Chapter 11 of the Bankruptcy Code as discussed in Note 3. Prior to the Chapter 11 filing, ACL had been pursuing other financial restructuring alternatives.

     The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of ACL and the other Debtors to continue as a going concern is predicated, among other things, on the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility (see Note 3), the ability of ACL and the other Debtors to generate the required cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy future obligations.

     ACL's liquidity generally depends on cash provided by operating activities and access to the DIP Credit Facility. The ability of ACL to continue as a going concern (including its ability to meet post-petition obligations) and the continued appropriateness of using the going concern basis for the consolidated financial statements are dependent upon, among other things, (i) ACL's ability to comply with the covenants of the DIP Credit Facility, (ii) the ability of ACL to maintain adequate cash on hand, (iii) the ability of ACL to continue to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code and the terms of such plan, (v) ability of ACL to attract, retain and compensate key executives and associates and to retain employees generally and (vi) ACL's ability to achieve profitability following such confirmation.

     ACL management expects that normal cash flows from operations and access to the DIP Credit Facility will be sufficient to meet planned working capital, capital expenditures and other cash requirements until such time as it seeks to obtain approval for a plan of reorganization. However, due to material uncertainties associated with the outcome of the Chapter 11 proceedings in general, and the effects of such proceedings on the business of ACL and its subsidiaries, there can be no assurances that such plan will be approved or whether ACL will obtain sufficient liquidity enabling it to continue to operate in its present organizational structure.

     The accompanying consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of resolving the bankruptcy. A plan of reorganization could materially change the amounts recorded in the consolidated financial statements in future periods.

                         DANIELSON HOLDING CORPORATION

  FISCAL YEAR

     The consolidated financial statements presented are for the fiscal years ended December 27, 2002, December 31, 2001 and December 31, 2000. Through June 30, 2002, DHC's reporting periods were calendar month ends. ACL's reporting periods are on a thirteen week quarterly basis ending on Friday. In the third quarter of 2002, DHC conformed its reporting periods to ACL's. ACL has been consolidated in the accompanying consolidated financial statements using ACL's reporting periods described above. NAICC has been consolidated in the accompanying consolidated financial statements using its calendar year end reporting period.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include short-term investments with a maturity of less than three months when purchased. Danielson has from time to time, cash in banks in excess of federally insured limits. Cash and cash equivalents are at cost which approximates fair value.

  RESTRICTED CASH -- MARINE SERVICES

     As part of the Maritime Administration guaranteed financing, Vessel Leasing is required to maintain a minimum cash balance on account which amounted to $6,328 as of December 27, 2002.

  ACCOUNTS RECEIVABLE -- MARINE SERVICES

     Accounts Receivable, Net consist of the following:

                                                              DECEMBER 27,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Accounts Receivable.........................................    $53,358            --
Allowance for Doubtful Accounts.............................     (2,346)           --
                                                                -------         -----
                                                                $51,012         $  --
                                                                =======         =====

     Allowances for doubtful accounts are based upon the expected collectibility of accounts.

  MATERIALS AND SUPPLIES -- MARINE SERVICES

     Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

                                                              DECEMBER 27,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Raw Materials...............................................    $ 3,818            --
Work in Process.............................................     15,577            --
Parts and Supplies..........................................     15,379            --
                                                                -------         -----
                                                                $34,774         $  --
                                                                =======         =====

                         DANIELSON HOLDING CORPORATION

  PROPERTIES

     Marine Services' properties and the parent company's properties which are minor in amount, are at cost and consist of the following:

                                                              DECEMBER 27,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Land........................................................   $   15,370          --
Buildings and Improvements..................................       65,922          44
Equipment...................................................    1,015,849         160
                                                               ----------        ----
                                                                1,097,141         204
Less Accumulated Depreciation...............................      442,912          73
                                                               ----------        ----
                                                               $  654,229        $131
                                                               ==========        ====

     Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and Improvements are depreciated from 15 to 45 years. Equipment is depreciated from 5 to 42 years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the assets or over the term of the leases, whichever is shorter. Marine Services depreciation expense was $40,591 in 2002. Insurance Services depreciation expense was $479 in 2002 and is included in general and administrative expenses on the consolidated statement of operations.

     Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. There were no long-lived asset impairment losses in 2002.

     The properties of Insurance Services, net of accumulated depreciation, are $347 at year end 2002 and $826 at year end 2001 and are included in other assets under Insurance Services on the consolidated statement of financial position.

  UABL -- MARINE SERVICES

     Danielson accounts for its 50% ownership in UABL Limited and UABL Terminals Ltd. (collectively, "UABL"), companies with operations in South America, by the equity method (see Note 25). Danielson's investment in UABL is $48,627 at December 27, 2002. Marine Service's share of UABL's losses included in other income in the consolidated statement of operations was $1,130 for 2002.

  INVESTMENTS

     Debt and equity securities can be classified in one of the three categories: trading, available-for-sale, or held-to-maturity. Securities that are classified as "trading" can be classified are bought and held principally to sell in the near term. Securities which are classified as "held-to-maturity" are securities which Danielson has the ability and intent to hold until maturity. All other securities, which are not classified as either trading or held-to-maturity, are classified as "available-for-sale." Danielson currently classifies all of its debt and equity securities as available-for-sale.

     Fixed maturities classified as available-for-sale are recorded at fair value. Premiums and discounts of fixed maturity securities are amortized or accreted based on the effective interest method. Amortization and accretion of premiums and discounts on collateralized mortgage obligations are adjusted for principal

                         DANIELSON HOLDING CORPORATION
paydowns and changes in expected maturities. Net unrealized gains or losses on fixed maturities classified as available-for-sale are excluded from earnings and are reported as a separate component of accumulated other comprehensive income
(loss) in stockholders' equity until realized.

     Equity securities are stated at fair value, and any increase or decrease from cost is reported as accumulated other comprehensive income (loss) in stockholders' equity as unrealized gain or loss.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost which is deemed to be "other than temporary" is charged to earnings, resulting in the establishment of a new cost basis for such security. Dividend and interest income are recognized when earned. The cost of securities sold is determined using the specific identification method.

     No deferred tax effects have been provided on unrealized gains or losses on investment securities due to DHC's net operating tax loss carryforwards.

  DEFERRED ACQUISITION COSTS -- INSURANCE SERVICES

     Insurance Services' deferred acquisition costs, consisting principally of commissions and premium taxes paid at the time of issuance of the insurance policy, are deferred and amortized over the period during which the related insurance premiums are earned. Deferred acquisition costs are limited to the estimated future profit, based on the anticipated losses and loss adjustment expenses ("LAE") (based on historical experience), maintenance costs, policyholder dividends, and anticipated investment income. Deferred acquisition costs which amounted to $1,612 at the year ended December 2002 and $2,209 at December 2001 are included with other assets under Insurance Services. The amortization of the deferred acquisition costs charged to operations in 2002, 2001 and 2000 was $11,437, $16,174 and $12,153, respectively.

  DEBT COST AMORTIZATION

     Marine Services amortizes debt costs over the term of the debt. Amortization expense was $1,150 in 2002.

  DEBT DISCOUNT AMORTIZATION

     On May 29, 2002 ACL issued new debt (see Note 4) which was recorded at fair value. The difference between the principal amount of the notes and the fair value (discount) is being amortized using the effective interest method over the life of the notes. The amortization of the discount was $2,882 in 2002 and is included in interest expense on the consolidated statement of operations.

  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES -- INSURANCE SERVICES

     Unpaid losses and LAE are based on estimates of reported losses and historical experience for incurred but unreported claims, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Management believes that the provisions for unpaid losses and LAE are adequate to cover the cost of losses and LAE incurred to date. However, such liability is, by necessity, based upon estimates, which may change in the near term, and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates. The loss and LAE is continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are included in current operations.

                         DANIELSON HOLDING CORPORATION

  REINSURANCE -- INSURANCE SERVICES

     In the normal course of business, Insurance Services seeks to reduce the loss that may arise from catastrophes or other events which cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

     Insurance Services accounts for its reinsurance contracts which provide indemnification by reducing premiums earned for the amounts ceded to the reinsurer and establishing recoverable amounts for paid and unpaid losses and LAE ceded to the reinsurer. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk generally do not meet conditions for reinsurance accounting and are accounted for as deposits. For the fiscal years 2002 and 2001, Insurance Services' had no reinsurance contracts which were accounted for as deposits.

  POLICYHOLDER DIVIDENDS

     Insurance Services' policyholder dividends represent managements' estimate of amounts to be paid on participating policies, which share in positive underwriting results, based on the type of policy plan. Participating policies represent approximately 1.0%, 1.0 % and 2.7% of workers' compensation direct written premiums for the fiscal years 2002, 2001 and 2000, respectively. An estimated provision for policyholder dividends is accrued during the period in which the related premium is earned. These estimated dividends do not become legal liabilities unless and until declared by the Board of Directors of NAICC. No dividends were declared and unpaid as of the fiscal year ended December 27, 2002.

  PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during the relevant period. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock. Such average shares were 26,258,499, 19,465,104 and 18,482,980 for the fiscal years 2002, 2001 and 2000, respectively. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Such average shares were 18,841,925 for 2000. Diluted earnings per share for 2002 and 2001 do not include average shares related to stock options and warrants because their effect is anti-dilutive.

  REVENUE RECOGNITION

     Marine Services' barge transportation revenue is recognized proportionately as shipments move from origin to destination. Terminal, repair and other revenue is recognized as services are provided. Marine construction revenue and related expense is primarily recognized on the completed-contract method, due to the short-term nature of contracts. Revenue from sale/leaseback transactions, if any, is deferred and recognized over the life of the lease.

     Insurance Services' earned premium income is recognized ratably over the contract period of an insurance policy. A liability is established for unearned insurance premiums that represents the portion of premium received which is applicable to the remaining portion of the unexpired terms of the related policies. Reinsurance premiums are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

  INCENTIVE COMPENSATION PLANS

     Stock-based compensation cost is measured using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees

                         DANIELSON HOLDING CORPORATION

("APB 25") for Danielson directors and employees. The fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), is used to measure stock-based compensation for Danielson contractors. Pro forma net income and earnings per share are disclosed below as if the fair value based method of accounting under SFAS 123 had been applied to all stock-based compensation awards.

                                                           2002       2001      2000
                                                         --------   --------   ------
Stock Option Expense Recorded..........................  $   (920)  $    (57)  $   --
                                                         --------   --------   ------
Net (Loss) Income As Reported..........................   (32,955)   (14,334)   1,030
Pro forma Compensation Expense.........................    (1,354)      (579)    (297)
                                                         --------   --------   ------
Pro forma Net (Loss) Income............................  $(34,309)  $(14,913)  $  733
                                                         ========   ========   ======
Diluted (Loss) Earnings Per Share
  As Reported..........................................  $  (1.26)  $  (0.74)  $ 0.05
  Pro forma............................................     (1.31)     (0.76)    0.04

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

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill and intangible assets with indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 has been superceded by SFAS 144 which is described below. The adoption of SFAS 142 on December 29, 2001 has not had a significant effect on DHC's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. DHC adopted SFAS 144 in Danielson's first quarter 2002. The provisions of SFAS 144 did not have an impact on DHC's financial statements in 2002.

                         DANIELSON HOLDING CORPORATION

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. Additionally, under SFAS 146, if the benefit arrangement requires employees to render future service beyond a "minimum retention period", a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. DHC will adopt SFAS 146 in 2003.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  ACQUISITIONS

     On May 29, 2002, Danielson completed an acquisition (the "Danielson Recapitalization") of American Commercial Lines Holdings LLC ("ACL Holdings"), the parent company of ACL. Holders of ACL Holdings' preferred units, exchanged all of their preferred units, other than the preferred units held by the management unitholders, for $7,000 in cash from Danielson. Danielson contributed to ACL Holdings $58,493 principal amount of ACL's 10.25% senior notes due June 30, 2008, (the "Old Senior Notes"), plus the interest obligations thereon, if any, and $25,000 in cash in exchange for newly issued common units of ACL Holdings. All common units held by the common unitholders, other than the consenting common unitholders, were cancelled and extinguished. Members of ACL's management abandoned to ACL Holdings all preferred units of ACL Holdings held by them for no consideration and all those preferred units were deemed cancelled.

     The fair value of the consideration given by Danielson includes the $7,000 in cash paid to preferred unitholders, cash of $25,000 and the Old Senior Notes and accrued interest having an estimated fair value of $43,650 contributed to ACL Holdings and $6,606 in costs directly associated with the acquisition.

     On May 29, 2002, DHC also purchased a 50% equity interest of Vessel Leasing for $2,769 and a 5.4% equity interest of GMS for $1,290. ACL owns a 50% interest in Vessel Leasing and GMS and, accordingly, these entities are consolidated herein. Vessel Leasing leases barges to ACL's barge transportation operations and GMS owns and operates terminal and warehouse facilities.

     The acquired companies operating results are included in DHC's consolidated statement of operations since the date of the Danielson Recapitalization, May 29, 2002. Following is a condensed consolidated balance sheet disclosing the amounts preliminarily assigned to assets and liabilities of the acquired companies at the date of the acquisition.

                         DANIELSON HOLDING CORPORATION

ASSETS:
  Current Assets............................................  $149,323
  Property -- Net...........................................   566,391
  Pension Assets............................................    21,391
  Other Assets..............................................    80,982
                                                              --------
          Total Assets......................................   818,087

LIABILITIES:
  Current Liabilities.......................................   142,116
  Long-term Debt............................................   559,924
  Other Long-term Liabilities...............................    29,732
                                                              --------
          Total Liabilities.................................   731,772
                                                              --------
Net Cost of Acquisitions....................................  $ 86,315
                                                              ========

     DHC believes no significant intangibles were acquired in the Danielson Recapitalization. The purchase price allocation has not been finalized as the allocations are subject to revision once appraisals and other evaluations of the fair value of the assets acquired and liabilities assumed are completed. Accordingly, actual amounts assigned could differ from current estimates.

     Following are the pro forma unaudited results of operations for the years ended December 27, 2002 and December 31, 2001, assuming consummation of the acquisitions and recapitalization of ACL Holdings as of January 1, 2001:

                                                                2002       2001
                                                              --------   --------
Revenue.....................................................  $837,472   $886,229
Net Income (Loss) From Continuing
  Operations Before Extraordinary Item and Cumulative Effect
     of Accounting Change...................................  $(83,930)  $(25,652)
Per share of common stock -- Basic..........................  $  (2.73)  $  (0.84)
Per share of common stock -- Fully Diluted..................  $  (2.73)  $  (0.84)
Net Loss....................................................  $(83,930)  $(24,257)
Per share of common stock -- Basic..........................  $  (2.73)  $  (0.80)
Per share of common stock -- Fully Diluted..................  $  (2.73)  $  (0.80)

NOTE 3.  CHAPTER 11 FILING BY AMERICAN COMMERCIAL LINES

     During 2002 and 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, ACL's revenues and earnings did not meet expectations and ACL's liquidity was significantly impaired and debt covenant violations occurred as discussed in Note 4. As a result, ACL was unable to meet certain of its financial obligations as they became due. On January 31, 2003 (the "Petition Date"), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany division (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code" or Chapter 11") under case number 03-90305. Included in the filing are ACL, ACL's direct parent (American Commercial Lines Holdings LLC), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the "Debtors") under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court under case number 03-90305. The Chapter 11 petitions do

                         DANIELSON HOLDING CORPORATION
not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries. DHC did not file for Chapter 11 protection and is not a party to any proceedings under the Bankruptcy Code.

     ACL and the other Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11 a plan of reorganization that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined; however, the Debtors have the exclusive right to file a plan any time during the 120 day period following the Petition Date. If the exclusivity period were to expire, other parties, such as the creditors of the Debtors, would have the right to propose alternative plans for reorganization.

     The Debtors have entered into a Bankruptcy Court approved debtor-in-possession financing arrangement (which was originally entered into on January 31, 2003 and which was subsequently amended, the "DIP Credit Facility") that provides up to $75 million of financing. Participating bank commitments under the DIP Credit Facility total $60 million, of which the Debtors have drawn $50 million, which was used to retire ACL's Pre-Petition Receivables Facility (see Note 5) and which continues to be used to fund the Debtors' day-to-day cash needs. The DIP Credit Facility is secured by the same and additional assets that collateralized the Senior Credit Facilities (see Note 4) and ACL's Pre-Petition Receivables Facility, and bears interest, at ACL's option, at LIBOR plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates applicable in the event of a default under the facility.

     The DIP Credit Facility also contains certain restrictive covenants that, among other things, restrict the Debtors' ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, and limit its capital expenditures.

     As a result of the Chapter 11 filings, certain events of default under the Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes have occurred subsequent to December 31, 2002, the effects of which are stayed pursuant to certain provisions of the Bankruptcy Code (see Note 4). Under Chapter 11, actions by creditors to collect claims in existence at the filing date are stayed or deferred absent specific Bankruptcy Court authorization to pay such pre-petition claims while the Debtors continue to manage their businesses as debtors-in-possession and act to develop a plan of reorganization for the purpose of emerging from these proceedings. A claims bar date has not yet been established. The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including but not limited to employee wages and certain employee benefits, certain critical vendor payments, certain insurance and claim obligations, and certain tax obligations, as a plan of reorganization is developed.

     The amount of the claims to be filed against the Debtors by their creditors could be significantly different than the amount of the liabilities recorded by the Debtors. The Debtors also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code, applicable Bankruptcy rules and orders of the Bankruptcy Court. Under these Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and ACL's equity investor may be substantially altered. This could result in claims being allowed and/or satisfied in the Chapter 11 proceedings at less (possible substantially less) than 100% of their face value, and the membership interests of ACL's equity investor (DHC) being substantially or totally diluted or cancelled. The Debtors have not yet proposed a plan of reorganization. The Debtors' pre-petition creditors and ACL's equity investor (DHC) will each have a vote in the plan of reorganization.

                         DANIELSON HOLDING CORPORATION

     The United States Trustee has appointed an unsecured creditors' committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy creditors.

     The Chapter 11 process presents inherent material uncertainty; it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Debtors will continue to operate in their present organizational structure, or the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors and the equity holder. The ultimate recovery, if any, by creditors, and the equity holder will not be determined until, at the earliest, confirmation of a plan of reorganization. No assurance can be given as to what value, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. While it cannot be presently determined, Danielson, as the holder of 100% of the membership interests of ACLines, may receive little or no value with respect to its equity interest in ACL Holdings or ACL.

     DHC management cannot determine with certainty the ultimate outcome of the Chapter 11 proceedings; however, it is possible that the following outcomes could result:

     - DHC could elect to provide additional financing to ACL in connection with the reorganization if it is in the best interest of DHC.

     - ACL could reorganize, and their creditors could receive all or a portion of their claims.

     - ACL could be sold in its entirety or segments could be sold, and the proceeds from such sale(s) would be utilized to satisfy creditor claims.

     - The creditors could assume ownership and continue to operate ACL.

     In each of the above possible outcomes, DHC could have little or no future ownership in or involvement with ACL. It is also possible that none of the above outcomes will occur.

     As a result of the Debtors' bankruptcy filings, DHC ceased consolidation of ACL's financial statements as of the Petition Date. As of the Petition Date, DHC began to account for its investments in ACL on the equity method. During the period May 29, 2002 through December 27, 2002, ACL incurred a net loss of $26,001 which is reflected in DHC's 2002 consolidated results of operations. At December 27, 2002, $44,022 of DHC's net equity represented its investment in ACL. The recognition of ACL's net loss of $26,001 and other comprehensive loss of $15,299 has reduced DHC's investment in ACL to a carrying value of $44,022. DHC is currently assessing the possible outcomes from the Bankruptcy filing and the impact of such filing on the value of its investment in ACL.

NOTE 4.  DEBT

     Danielson's debt as of December 27, 2002 is as follows:

ACL:
  Revolving Credit Facility.................................  $ 41,000
  Tranche A Term Loan.......................................    43,119
  Tranche B Term Loan.......................................   124,141
  Tranche C Term Loan.......................................   146,069
  Senior Notes (New)........................................   128,491
  Senior Subordinated Notes.................................    68,797
  Senior Notes (Old)........................................     4,946
  Other Notes...............................................       317

                         DANIELSON HOLDING CORPORATION

Vessel Leasing:
  Bonds guaranteed by the Maritime Administration...........    39,693
GMS:
  Revolving Credit Facility.................................     2,873
  GMS Bank Note.............................................    33,652
  Illinois Development Finance Authority....................     5,325
  Other Notes...............................................       794
GMSV:
  IFC Note..................................................     2,850
  Other Notes...............................................     1,005
                                                              --------
                                                               643,072
Less short-term debt........................................    43,873
Less, current portion long-term debt........................   590,731
                                                              --------
Long-term debt..............................................  $  8,468
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

     ACL also completed an exchange offer (the "Exchange Offer") for Old Senior Notes, pursuant to which $284,500 or approximately 96.4%, of the principal amount of the Old Senior Notes were tendered, with the $58,493 principal amount of the Old Senior Notes contributed by Danielson to ACL Holdings being deemed tendered in the Exchange Offer. Holders of Old Senior Notes, who tendered their Old Senior Notes pursuant to the Exchange Offer, received approximately $134,700 aggregate principal amount of new 11.25% senior notes ("Senior Notes") and approximately $112,900 aggregate principal amount of new 12% pay-in-kind senior subordinated notes ("PIK Notes"). Following the consummation of the Exchange Offer, a holder of $4,000 aggregate principal amount of the Old Senior Notes exchanged such notes and accrued interest for approximately $2,400 of Senior Notes and approximately $2,000 of PIK notes as permitted by the indentures governing the notes, following which $6,500 of the Old Senior Notes remained outstanding.

     ACL's debt was adjusted to fair value as of the date of the Danielson Recapitalization. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method.

     ACL's revolving credit facility (the "Revolving Credit Facility"), which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $50,000, matures June 30, 2005, but each loan must be repaid within one year. The Revolving Credit Facility bears interest at a rate equal to the London Interbank Offered Rates ("LIBOR" or "LIBOR Rates") plus a margin based on ACL's performance. The interest rate as of December 27, 2002 ranged from 5.8125% to 6.0625%.

     Tranche A of the Term Loans matures June 30, 2005. Tranche B of the Term Loans matures June 30, 2006. Tranche C of the Term Loans matures June 30, 2007. The Term Loans bear interest at a rate equal to LIBOR plus a margin based on ACL's performance. The annual interest rates as of December 27, 2002 were:
Tranche A -6.0%, Tranche B -6.25% and Tranche C -6.5%.

                         DANIELSON HOLDING CORPORATION

     The new Senior Notes are due January 1, 2008 and bear interest at an annual rate of 11.25%, payable semi-annually. The PIK Notes are due July 1, 2008 and bear interest at an annual rate of 12%. ACL has the option of issuing new PIK Notes in lieu of paying cash interest on such notes each June 30 and December 31 until maturity. After 2 years from issuance, interest accretes at 13.5% per annum if ACL elects to not pay the interest due in cash. The interest rate remains 12% if the interest is paid in cash. The Old Senior Notes are due June 30, 2008 and bear interest at an annual rate of 10.25%.

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

     The Senior Credit Facilities and the indentures governing the Senior Notes and the PIK Notes (the "Indentures") contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios. Compliance with financial ratios is measured at the end of each quarter. The Indentures also contain certain cross default provisions. ACL's ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business. The Senior Credit Facilities also contain mandatory prepayments of the Term Loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as excess cash flow, as defined in the Senior Credit Facilities.

     In late 2002, ACL received a notification from Bank One stating that ACL was in violation of the cross-default provisions contained in the Pre-Petition Receivables Facility, as defined herein, which provides that a failure to maintain the financial ratios provided by the Credit Agreement, whether or not amended or waived, constitutes a default under the Pre-Petition Receivables Facility. Subsequent to the notice of default, Bank One and ACL agreed to an amendment to the Pre-Petition Receivables Facility which permitted ACL to continue utilizing the Receivables Facility, although the loss reserve and certain facilities' fees were increased and the termination date changed from May 29, 2003 to January 31, 2003.

     Subsequent to the notice of default from Bank One, ACL obtained an amendment (the "Amendment") of certain covenants under the Senior Credit Facilities, relating to third quarter and fourth quarter 2002 covenants and a waiver of any past violations thereof. Absent the Amendment, ACL would not have been in compliance with the leverage or interest coverage ratios contained in its Senior Credit Facilities as of December 27, 2002. At the end of the first quarter of 2003, the covenant ratios revert to levels in effect before the Amendment. Although management had been working on operating and financial plans to comply with its debt covenants in 2003 and thereafter, ACL was unable to complete an out-of-court restructuring and management believed it was probable that ACL would not be in compliance with Senior Credit Facility covenants at the end of the first quarter 2003, absent another amendment to the Senior Credit Facilities. Accordingly, all of ACL's long-term debt has been classified as current debt as of December 27, 2002.

     On December 31, 2002, ACL elected to exercise its rights under the Indentures to postpone the interest payments due on the Senior Notes and Old Senior Notes for thirty days. This resulted in an event of default under the Senior Credit Facilities and the Pre-Petition Receivables Facility.

     As of December 27, 2002, there were $39,693 outstanding in bonds (the "MARAD Bonds") issued by Vessel Leasing, which bear interest at fixed rates of 5.65% and 6.14% (Tranche 1 and 2) and LIBOR plus .4% (Tranche 3). All three tranches mature in 2016. The MARAD Bonds are guaranteed by the U.S. Maritime Administration. Neither DHC nor ACL guarantees payment of the MARAD Bonds.

                         DANIELSON HOLDING CORPORATION

     As of December 27, 2002, GMS had bank term loans outstanding of $33,652. These loans bear interest at a rate equal to LIBOR plus a margin of 4.0% and mature on May 1, 2005. GMS also had Illinois Development Finance Authority Bonds outstanding in the amount of $5,325. These bonds bear interest at a variable rate based on a municipal swap plus a margin of 4.5% index and mature January 1, 2010. GMS was in violation of certain bank loan covenants as of December 27, 2002. Accordingly, GMS' long-term bank debt has been reclassified as current debt as of December 27, 2002.

     As of December 27, 2002, GMSV had $2,850 in loans outstanding from the International Finance Corporation which bear interest at LIBOR plus a margin of 4.75% and mature May 2007. ACL currently guarantees the outstanding loan amounts.

     DHC does not guarantee the debt of ACL, Vessel Leasing, GMS or GMSV.

     Without the acceleration of the ACL debt or the GMS bank debt, principal payments of long-term debt due during the next five fiscal years and thereafter according to the original terms of the debt and unamortized debt discount are as follows:

2003........................................................  $  9,011
2004........................................................    42,335
2005........................................................   112,517
2006........................................................    90,198
2007........................................................   111,265
Thereafter..................................................   291,310
                                                              --------
                                                               656,636
Unamortized debt discount...................................   (57,437)
                                                              --------
                                                              $599,199
                                                              ========

NOTE 5.  ACCOUNTS RECEIVABLE SECURITIZATION

     At December 27, 2002 ACL had $39,300 outstanding under its pre-petition accounts receivable securitization facility agreement and had $27,603 of net residual interest in the securitized receivables which is included in Accounts Receivable, Net on the consolidated statement of financial position. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In 2002, Danielson received gross proceeds of $20,300 from the sale of receivables and made gross payments of $23,600 under this agreement.

     ACL's receivables facility, which was administered by PNC Bank, N.A., was replaced on May 29, 2002 with a Receivables Purchase Agreement among American Commercial Lines Funding Corporation ("ACLF"), American Commercial Barge Line LLC, Jupiter Securitization Corporation and Bank One, NA (the "Pre-Petition Receivables Facility") having substantially the same terms as the old receivables facility. As described in Note 3, ACL's Pre-Petition Receivables Facility was retired with proceeds from ACL's DIP Credit Facility.

NOTE 6.  REINSURANCE

     Reinsurance is the transfer of risk, by contract, from one insurance company to another for consideration (premium). Reinsurance contracts do not relieve Insurance Services from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to Insurance Services; consequently, allowances are established for amounts deemed uncollectible. Insurance Services evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions,

                         DANIELSON HOLDING CORPORATION
activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

     NAICC has reinsurance under both excess of loss and quota share treaties. NAICC cedes reinsurance on an excess of loss basis for workers' compensation risks in excess of $500 prior to April 2000 and $200 thereafter. Beginning in May 2001, NAICC retained 50% of the loss between $200 and $500. For risks other than workers' compensation, NAICC cedes reinsurance on an excess of loss basis risks in excess of $250. Since January 1, 1999 the private passenger automobile quota share ceded percentage was 10% and effective January 1, 2002 the quota share treaty was terminated. The effect of reinsurance on premiums written and premiums earned reflected in DHC's consolidated financial statements is as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Direct premium written..................................  $56,462   $88,716   $80,856
Ceded premium written...................................   (3,807)   (8,361)   (7,715)
                                                          -------   -------   -------
Net premium written.....................................  $52,655   $80,355   $73,141
                                                          =======   =======   =======

Direct earned premium...................................  $66,957   $90,767   $73,888
Ceded earned premium....................................   (4,793)   (8,913)   (6,854)
                                                          -------   -------   -------
Net earned premium......................................  $62,164   $81,854   $67,034
                                                          =======   =======   =======

     The effect of ceded reinsurance on loss and LAE incurred was a decrease of $10,401, $1,801 and $11,001 for the years ended December 2002, 2001 and 2000, respectively.

     In November 1999, NAICC paid $2.1 million in losses relating to a settlement on an environmental claim filed by Hughes Aircraft (the Hughes-Tucson II Claim). The Hughes-Tucson II Claim also alleged that environmental damage occurred continuously over a period of many years. NAICC assumed certain policyholder obligations of a general liability policy issued to Hughes aircraft for a portion of those years. The Hughes-Tucson II Claim liability is reinsured under various contracts involving numerous reinsurance companies under which NAICC ceded $3.9 million, which includes loss adjustment expenses not previously ceded of $2.1 million. During 2000 and 2001, NAICC collected approximately $2.7 million and $0.5 million, respectively, as settlement on the Hughes-Tucson II claim from almost all the participants. At this time the reinsurers have not disputed the submission of amounts ceded and no proceedings are in progress. NAICC believes that the ultimate disposition of the Hughes-Tucson II Claim will not have a material adverse impact on its financial condition.

     In February 2000, NAICC paid $1,000 in losses relating to settlement on an environmental claim filed by Public Service of Indiana ("PSI Claim"). The PSI Claim alleged that environmental damage occurred continuously over a period of many years. NAICC assumed certain policyholder obligations of a general liability policy issued to PSI for a portion of those years. The PSI Claim liability is reinsured under various contracts involving numerous reinsurance companies under which NAICC ceded $1,200, which includes LAE not previously ceded of $295. To date, the reinsurers have paid approximately $646. At this time, reinsurers have not disputed the unpaid amount ceded in the submission, and no proceedings are in progress. NAICC believes that the ultimate disposition of the PSI Claim will not have a material adverse impact on the financial condition of Danielson.

     As of the year ended December 2002, General Reinsurance Corporation ("GenRe") and Mitsui Marine & Fire Insurance Company, Ltd. ("Mitsui") were the only reinsurers that comprised more than 10 percent of NAICC's reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. As of the year ended December 2002, NAICC had reinsurance recoverable on

                         DANIELSON HOLDING CORPORATION
paid and unpaid claims of $13,000 and $2,700 from GenRe and Mitsui, respectively. Both GenRe and Mitsui have an A.M. Best rating of A+ or better. The unsecured balance from Mitsui is approximately $1,600.

     In 2000, NAICC received $11,459 related to the rescission in 1999 of a workers' compensation reinsurance agreement with Reliance Insurance Company.

NOTE 7.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The following table summarizes the activity in Insurance Services' liability for unpaid losses and LAE during the three most recent years:

                                                         2002       2001       2000
                                                       --------   --------   --------
Net unpaid losses and LAE at Beginning of Year.......  $ 88,012   $ 79,389   $ 79,306
Incurred related to:
  Current year.......................................    49,474     68,848     55,269
  Prior years........................................    10,407      7,646      5,254
                                                       --------   --------   --------
Total net incurred...................................    59,881     76,494     60,523
Paid related to:
  Current year.......................................   (22,871)   (28,632)   (26,147)
  Prior years........................................   (45,830)   (39,239)   (34,293)
                                                       --------   --------   --------
Total net paid.......................................   (68,701)   (67,871)   (60,440)
                                                       --------   --------   --------
Net unpaid losses and LAE at End of Year.............    79,192     88,012     79,389
Plus: Reinsurance recoverable on unpaid losses.......    22,057     17,733     20,641
                                                       --------   --------   --------
Gross Unpaid losses and LAE at End of Year...........  $101,249   $105,745   $100,030
                                                       ========   ========   ========

     The losses and LAE incurred during 2002 related to prior years is attributable to adverse development on both the California workers' compensation line totaling $3,500, certain private passenger automobile programs totaling $4,700 and commercial automobile totaling $2,000. The losses and LAE incurred during 2001 related to prior years is attributable to adverse development on both the California workers' compensation line totaling $4,400 and certain private passenger automobile programs, primarily outside of California, totaling $1,700. All of the workers' compensation lines and the private passenger automobile programs that caused higher than expected losses were placed in run-off during 2001. The losses and LAE incurred during 2000 related to prior years is attributable to adverse developments on the commercial automobile lines and certain lines in run-off.

     Insurance Services has claims for environmental cleanup against policies issued prior to 1980 and which are currently in run-off. The principal exposure from these claims arises from direct excess and primary policies of business in run-off, the obligations of which were assumed by Insurance Services. These direct excess and primary claims are relatively few in number and have policy limits of between $50 and $1,000, with reinsurance generally above $50. Insurance Services also has environmental claims primarily associated with participations in excess of loss reinsurance contracts assumed by Insurance Services. These reinsurance contracts have relatively low limits, generally less than $25, and estimates of unpaid losses are based on information provided by the primary insurance company.

     The unpaid losses and LAE related to environmental cleanup is established considering facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Estimates for unknown claims and development of reported claims are included in Insurance Services' unpaid losses and LAE. The liability for the development of reported claims is based on estimates of

                         DANIELSON HOLDING CORPORATION
the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that Insurance Services' exposure could be materially in excess of amounts which are currently recorded. Management does not expect that liabilities associated with these types of claims will result in a material adverse effect on the future liquidity or financial position of Insurance Services. However, claims such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed or even materially exceed such estimates. As of the years ended December 2002 and 2001, Insurance Services' net unpaid losses and LAE relating to environmental claims were approximately $7,300 and $7,600, respectively.

NOTE 8.  REGULATION, DIVIDEND RESTRICTIONS AND STATUTORY SURPLUS

     DHC's insurance subsidiaries are regulated by various states. For regulatory purposes, separate financial statements which are prepared in accordance with statutory accounting principles are filed with these states. Insurance Services prepares it's statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance (the "CDI"). Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed (see below for discussion of Insurance Services' permitted practice). The Association has adopted a comprehensive set of accounting principles for qualification as an Other Comprehensive Basis of Accounting which was effective in 2001. Insurance Services has determined that application of these comprehensive accounting principles did not have a material impact on its financial condition upon adoption. As of the years ended December 2002 and 2001, DHC's operating insurance subsidiaries had statutory capital and surplus of $19,000 and $36,600, respectively. The combined statutory net (loss) income for DHC's operating insurance subsidiaries, as reported to the regulatory authorities for the years ended December 2002, 2001 and 2000 was $(15,500), $(10,700) and $600,
respectively.

     The CDI is currently examining the statutory-basis financial statements of NAICC, excluding Valor, for the three years ended December 2001.

     A model for determining the risk-based capital ("RBC") requirements for property and casualty insurance companies was adopted in December 1993 and companies are required to report their RBC ratios based on their statutory annual statements. As discussed in Note 3, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, for statutory accounting purposes, it was determined that NAICC's investment in ACL was fully impaired. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7.4 million. This charge, when combined with NAICC's underwriting results, reduced it's statutory surplus level below the company action level per NAICC's RBC calculation.

     In response to the above statutory condition, in 2003, DHC repaid a $4 million note due May 2004 to NAICC, and further contributed $4 million to NAICC to increase its statutory capital. With permission from the CDI, these transactions were recorded at December 31, 2002 in NAICC's statutory-basis annual statement. After consideration for the $8 million noted above, NAICC's reported statutory-basis capital and surplus as of December 31, 2002 was above the company action level of the RBC calculation.

     Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The governmental agencies established pursuant to these state laws have broad administrative and supervisory powers over insurance company operations. These powers include granting and revoking of licenses to transact business, regulating trade practices, establishing guaranty associations, licensing agents, approving policy forms, filing premium rates on certain business, setting reserve requirements, determining the form and content of required regulatory financial statements, conducting periodic examination of insurers' records, determining the reasonableness and adequacy of capital and surplus, and prescribing the maximum concentrations of certain classes of investments. Most states have also enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions

                         DANIELSON HOLDING CORPORATION
and other related matters. DHC and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in California and routinely report to other jurisdictions.

     Under the California Insurance Code, NAICC is prohibited from paying shareholder dividends, other than from accumulated earned surplus, exceeding the greater of net income or ten percent of the preceding year's statutory surplus, without prior approval of the CDI. No dividends were paid in 2002 or 2001. In 2000, NAICC paid an ordinary dividend of $1,500 to DHC from NAICC's accumulated surplus within the limits specified under the California Insurance Code. The overall limit of dividends that can be paid during 2003 is approximately $1,900 as long as there is sufficient accumulated earned surplus to pay such. As of the year ended December 2002, NAICC did not have sufficient accumulated earned surplus, as defined by the CDI, to pay further ordinary dividends.

NOTE 9.  INVESTMENTS

     The cost or amortized cost, unrealized gains, unrealized losses and fair value of DHC's investments as of the years ended December 2002 and 2001, categorized by type of security, were as follows:

                                                                  2002
                                              ---------------------------------------------
                                               COST OR
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                COST         GAIN         LOSS       VALUE
                                              ---------   ----------   ----------   -------
Fixed Maturities -- Parent Company..........   $ 3,473      $1,645       $   --     $ 5,118
Fixed Maturities -- Insurance Services:
  U.S. Government/Agency....................    13,700         826            1      14,525
  Mortgage-backed...........................    27,327         830          116      28,041
  Corporate.................................    38,899       1,950           34      40,815
                                               -------      ------       ------     -------
Total Fixed Maturities -- Insurance
  Services..................................    79,926       3,606          151      83,381
Equity Securities -- Insurance Services.....     6,620          86        1,459       5,247
                                               -------      ------       ------     -------
Total Available-for-sale....................   $90,019      $5,337       $1,610     $93,746
                                               =======      ======       ======     =======

                                                                  2001
                                             ----------------------------------------------
                                              COST OR
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST         GAIN         LOSS       VALUE
                                             ---------   ----------   ----------   --------
Fixed Maturities -- Parent Company.........  $ 25,100      $1,765       $   --     $ 26,865
Fixed Maturities -- Insurance Services
  U.S. Government/Agency...................    21,283         983           27       22,239
  Mortgage-backed..........................    31,256         768            8       32,016
  Corporate................................    52,758       2,681          172       55,267
                                             --------      ------       ------     --------
Total Fixed Maturities -- Insurance
  Services.................................   105,297       4,432          207      109,522
Equity Securities -- Insurance Services....    12,416       2,055        2,346       12,125
                                             --------      ------       ------     --------
Total Available-for-sale...................   142,813       8,252        2,553      148,512
Securities sold but not yet purchased......    (2,264)         17           --       (2,247)
                                             --------      ------       ------     --------
Total Investments..........................  $140,549      $8,269       $2,553     $146,265
                                             ========      ======       ======     ========

     Fixed maturities of DHC include mortgage-backed securities ("MBS") representing 31.7% and 23.5% of the total fixed maturities at years ended December 2002 and 2001, respectively. All MBS held by Danielson are issued by the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan

                         DANIELSON HOLDING CORPORATION

Mortgage Corporation ("Freddie Mac"), both of which are rated "Aaa" by Moody's Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment. This is primarily because of payors' increased incentive and ability to prepay principal and issuers' increased incentive to call bonds in a declining interest rate environment. Management does not believe that the inherent prepayment risk in its portfolio is significant. However, management believes that the potential impact of the interest rate risk on Danielson's consolidated financial statements could be significant because of the greater sensitivity of the MBS portfolio to market value declines and the classification of the entire portfolio as available-for-sale. Danielson has no MBS concentrations in any geographic region.

     The expected maturities of fixed maturity securities, by amortized cost and fair value, as of the year ended December 2002, are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or prepay their obligations with or without call or prepayment penalties. Expected maturities of mortgage-backed securities are estimated based upon the remaining principal balance, the projected cash flows and the anticipated prepayment rates of each security:

                                                              AMORTIZED    FAIR
                                                                COST       VALUE
                                                              ---------   -------
Available-for-sale:
  One year or less..........................................   $23,732    $24,192
  Over one year to five years...............................    42,896     46,860
  Over five years to ten years..............................    16,360     17,019
  More than ten years.......................................       411        428
                                                               -------    -------
          Total Fixed Maturities............................   $83,399    $88,499
                                                               =======    =======

     The following reflects the change in net unrealized gain (loss) on available-for-sale securities included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity:

                                                            2002      2001     2000
                                                           -------   ------   -------
Fixed Maturities, Net....................................  $  (907)  $6,461   $ 2,346
Equity Securities, Net...................................   (1,082)     319    (1,312)
                                                           -------   ------   -------
  Change in Net Unrealized Gain (Loss) on Investments....  $(1,989)  $6,780   $ 1,034
                                                           =======   ======   =======

     Danielson's fixed maturity and equity securities portfolio is classified as "available for sale" and is carried at fair value. Changes in fair value are credited or charged directly to stockholders' equity as unrealized gains or losses, respectively. "Other than temporary" declines in fair value are recorded as realized losses in the statement of operations and the cost basis of the security is reduced.

     Danielson considers the following factors in determining whether declines in the fair value of securities are "other than temporary":

          a. the significance of the decline in fair value compared to the cost basis,

          b. the time period during which there has been a significant decline in fair value,

          c. whether the unrealized loss is credit-driven or a result of changes in market interest rates,

          d. a fundamental analysis of the business prospects and financial condition of the issuer, and

          e. Danielson's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

                         DANIELSON HOLDING CORPORATION

     Based upon these factors, securities that have indications of potential impairment are subject to further review. In the third quarter of 2002, Danielson determined that two equity securities had declines in fair value that were "other than temporary" and Danielson, accordingly, recorded a realized loss of $2,655. These securities were subsequently sold in the fourth quarter. At year end 2002, Danielson determined that one equity security had a decline in fair value that was "other than temporary" and, accordingly recorded a realized loss of $967. The net unrealized loss of Danielson's equity securities was $1,373 at the end of December 2002.

     Net realized investment gains (losses) for the years ended December were as follows:

                                                             2002      2001     2000
                                                            -------   ------   ------
Parent Company
  Fixed Maturities........................................  $ 8,740   $  281   $   38
  Equity Securities.......................................      100       --      284
                                                            -------   ------   ------
     Net Realized Investment Gains........................  $ 8,840   $  281   $  322
                                                            =======   ======   ======
Insurance Services
  Fixed Maturities........................................  $ 6,087   $   65   $    5
  Equity Securities.......................................   (5,080)   1,212    8,438
                                                            -------   ------   ------
     Net Realized Investment Gains........................  $ 1,007   $1,277   $8,443
                                                            =======   ======   ======

     Gross realized gains relating to fixed maturities were $14,848, $370 and $60 for the years ended December 2002, 2001 and 2000, respectively. Gross realized losses relating to fixed maturities were $21, $24 and $17 for the years ended December 2002, 2001 and 2000, respectively. Gross realized gains relating to equity securities were $100, $2,427 and $8,734 for the years ended December 2002, 2001 and 2000, respectively. Gross realized losses relating to equity securities were $5,080, $1,215 and $12 for the years ended December 2002, 2001 and 2000, respectively.

     Net investment income for the years ended December 2002, 2001 and 2000 was:

                                                              2002     2001     2000
                                                             ------   ------   ------
Parent Company
  Fixed Maturities.........................................  $  594   $1,608   $1,456
  Short-Term Investments...................................      46      109      128
                                                             ------   ------   ------
  Net Investment Income -- Parent Company..................  $  640   $1,717   $1,584
                                                             ======   ======   ======
Insurance Services
  Fixed Maturities.........................................  $5,467   $7,116   $7,165
  Short-Term Investments...................................     134      193      281
  Dividend Income..........................................      42      154      214
  Other, Net...............................................      95      254      213
                                                             ------   ------   ------
     Total Investment Income...............................   5,738    7,717    7,873
       Less: Investment Expense............................     135      137      131
                                                             ------   ------   ------
     Net Investment Income -- Insurance Services...........  $5,603   $7,580   $7,742
                                                             ======   ======   ======

     At December 31, 2001, Danielson held $58,493 face amount of American Commercial Lines LLC ("ACL") Senior Notes 10.25%, due 6/30/08, at a cost of $30,026 and a fair value of $31,952, representing 42.9% of stockholders' equity. These notes were contributed to ACL Holdings in 2002 in connection with the

                         DANIELSON HOLDING CORPORATION
acquisition discussed in Note 2. There were no other investments with a carrying value greater than ten percent of stockholders' equity as of years ended December 2002, 2001 or 2000.

     In compliance with state insurance laws and regulations, securities with a fair value of approximately $45,000, $45,000 and $44,000 as of the years ended December 2002, 2001 and 2000, respectively, were on deposit with various states or governmental regulatory authorities. In addition, as of the years ended December 2002, 2001 and 2000, investments with a fair value of $6,400, $6,600 and $6,500, respectively, were held in trust or as collateral under the terms of certain reinsurance treaties and letters of credit.

NOTE 10.  FOREIGN CURRENCY TRANSLATION AND FOREIGN INVESTMENTS

     Assets and liabilities relating to investments in foreign operations are translated into U. S. dollars using current exchange rates; revenues and expenses are translated into U. S. dollars using the average exchange rate during the period When the functional currency is the local currency, the translation gains and losses are excluded from income and are recorded in the other comprehensive income component of stockholders' equity. If the functional currency is the U. S. dollar, the translation gains and losses are recorded as other income or expense in the consolidated statement of operations.

     At December 31, 2001, Insurance Services held $768 in a Japanese Yen denominated security. During 2002 the remaining Yen denominated security was sold. The foreign currency translation gain of $15 and $1,100 on these securities is included in other comprehensive income for the years ended December 2001 and 2000.

     Through its investment in GMS, DHC recognized $453 in foreign currency translation gains in 2002 related to the Netherlands terminal. This amount is recorded as other comprehensive income.

NOTE 11.  RECEIVABLES -- INSURANCE SERVICES

     Insurance Services' receivables as of the years ended December 2002 and 2001 consist of the following:

                                                               2002      2001
                                                              -------   -------
Premiums and Fees Receivable (Net of Allowances of $1,623
  and $1,431)...............................................  $ 7,638   $14,876
Reinsurance Recoverable on Paid Losses (Net of Allowances of
  $780 and $636)............................................    3,124     2,142
Reinsurance Recoverable on Unpaid Losses (Net of Allowances
  of $206 and $118).........................................   22,057    17,733
                                                              -------   -------
                                                              $32,819   $34,751
                                                              =======   =======

NOTE 12.  REDUCTION OF INSURANCE OPERATIONS

     Insurance Services' objective is to underwrite business that is expected to yield an underwriting profit. Insurance Services has made a determination that certain lines of insurance may not be sustainable in the current rate environment. Competitive and regulatory pressures have resulted in a general market for premium rates in these lines that is well below a level necessary in order to achieve a profit, especially in light of increasingly unfavorable loss history. Rather than continue to sustain losses, Insurance Services will exit the workers' compensation line in all states and the non-standard private passenger automobile program written outside of California. The last workers compensation policy outside Montana was issued in July 2001 and the last Montana workers compensation policy was issued in January 2002. Costs incurred in 2001 associated with this process totaled approximately $1,250 and are included in General and Administrative Expenses. The remaining lines written by Insurance Services will be non-standard private passenger automobile in the State of California and commercial automobile in certain western states.

                         DANIELSON HOLDING CORPORATION

NOTE 13.  STOCKHOLDERS' EQUITY

     On December 29, 2000, DHC sold, for $3,074 in aggregate cash consideration, 819,700 newly issued shares of DHC common stock, par value $.10 per share (the "Common Stock"). The sales were private placements to accredited investors made pursuant to Regulation D under the Securities Act of 1933. In 2000, brokerage commissions of $34 were paid to M. J. Whitman, Inc., an affiliate of DHC, in connection with the placement of certain of those shares by M. J. Whitman, Inc.

     On September 4, 2001, DHC's stockholders approved an amendment to DHC's Certificate of Incorporation increasing DHC's authorized Common Stock from 100,000,000 shares to 150,000,000 shares.

     During the second quarter of 2002, DHC consummated a rights offering to provide funds for the acquisition of ACL and related entities as discussed in
Note 2. 8,705,219 shares of Common Stock were issued at $5 per share pursuant to the rights offering in exchange for $42,228 in net proceeds, net of expenses. Expenses included a $1,000 backstop fee paid to SZ Investments LLC, a major stockholder of DHC. In addition, 2,002,558 shares were issued pursuant to warrants exercised that were previously held by SZ Investments LLC in connection with the rights offering for proceeds of $9,500 and 264,582 shares were issued pursuant to the exercise of options for proceeds of $1,087.

     In connection with the ACL acquisition, 339,040 shares of restricted DHC Common Stock were issued to ACL management. These restricted shares have been valued at fair value at the date of issuance and vest one third annually over a three year period. The full value of these shares is recorded as paid in capital with an offset to unearned compensation in stockholders' equity. As employees render service over the vesting period, compensation expense is recorded and unearned compensation is reduced.

     As of December 27, 2002, there were 30,828,093 shares of Common Stock issued of which 30,817,297 were outstanding; the remaining 10,796 shares of Common Stock issued but not outstanding are held as treasury stock. In connection with efforts to preserve DHC's net operating tax loss carryforwards, DHC has imposed restrictions on the ability of holders of five percent or more of DHC Common Stock to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock.

     Also, as of December 27, 2002, there were 10,000,000 shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by the Board of Directors. The Board of Directors is authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance, with prior approval of the stockholders required for any series of preferred stock issued to any holder of 1% or more of the outstanding Common Stock.

     A substantial portion of DHC's net assets are restricted. Various state insurance requirements restrict the amounts that may be transferred to DHC in the form of dividends or loans from its insurance subsidiaries without prior regulatory approval. In 2000, NAICC received regulatory approval and paid a $1.5 million dividend to DHC. Also, as noted above, ACL is currently in Chapter 11 so it cannot transfer assets to DHC. DHC's investments in the net assets of its Insurance Services subsidiaries and its Marine Services subsidiaries total approximately $67.3 million as of December 27, 2002.

NOTE 14.  INCOME TAXES

     DHC files a Federal consolidated income tax return with its subsidiaries. Danielson's Federal consolidated income tax return includes the taxable results of certain grantor trusts. These trusts were established by certain state insurance regulators and the courts as part of the 1990 reorganization from which the Mission Insurance Group, Inc. ("Mission") emerged from Federal bankruptcy and various state insolvency court proceedings as DHC. These trusts were created for the purpose of assuming various liabilities of their grantors,

                         DANIELSON HOLDING CORPORATION
certain present and former subsidiaries of DHC (the "Mission Insurance Subsidiaries"). This allowed the state regulators to administer the continuing run-off of Mission's insurance business, while DHC and the Mission Insurance Subsidiaries were released, discharged and dismissed from the proceedings free of any claims and liabilities of any kind, including any obligation to provide further funding to the trusts. The agreements establishing the trusts provide the grantor of each trust with a certain "administrative power" which, as specified in Section 675(4)(c) of the Internal Revenue Code, requires that DHC include the income and deductions of each trust on its consolidated Federal income tax returns.

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

     As of the close of 2002, DHC had a consolidated net operating loss carryforward of $605,789 for Federal income tax purposes. The net operating loss carryforward will expire in various amounts, if not used, between 2003 and 2019. The Internal Revenue Service has not audited any of DHC's tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the net operating loss carryforward were reported.

     Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Pursuant to SFAS 109, DHC makes periodic determinations of whether it is "more likely than not" that all or a portion of the DHC's deferred tax assets will be realized. In making these determinations, DHC considers all of the relevant factors, both positive and negative, which may impact upon its future taxable income including the size and operating results of its subsidiaries, the competitive environment in which these subsidiaries operate and the impact of the grantor trusts. Exclusive of the trusts' activities, DHC has generated cumulative taxable losses on a historical basis. Over the past several years, DHC's subsidiaries and holding company operations have been generating combined losses exclusive of net investment income, net realized gains and the trusts' activities.

     Therefore, due to the absence of a reliable taxable income stream, Danielson has recorded a valuation allowance for the amount by which its deferred tax assets exceed its deferred tax liabilities and, as a result, DHC has not recorded any liability or asset for deferred taxes.

                         DANIELSON HOLDING CORPORATION

     DHC's net operating tax loss carryforwards will expire, if not used, in the following amounts in the following years:

                                                               AMOUNT OF
                                                              CARRYFORWARD
                                                                EXPIRING
                                                              ------------
2003........................................................    $ 60,849
2004........................................................      69,947
2005........................................................     106,225
2006........................................................      92,355
2007........................................................      89,790
2008........................................................      31,688
2009........................................................      39,689
2010........................................................      23,600
2011........................................................      19,755
2012........................................................      38,255
2019........................................................      33,636
                                                                --------
                                                                $605,789
                                                                ========

     DHC's ability to utilize its net operating loss carryforwards would be substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. DHC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year "testing period" by "5% stockholders". For this purpose, stock ownership is measured by value, and does not include so-called "straight preferred" stock. In an effort to reduce the risk of an ownership change, DHC has imposed restrictions on the ability of holders of five percent or more of its Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock. The transfer restrictions were implemented in 1990, and DHC expects that they will remain in force as long as the net operating loss carryforwards are available to DHC. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by DHC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Internal Revenue Code.

     DHC's provision for income taxes in the consolidated statement of operations consists of certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the trusts referred to above, and reflect preparation on a separate company basis.

                         DANIELSON HOLDING CORPORATION

     The following reflects a reconciliation of income tax expense computed by applying the applicable Federal income tax rate of 34% to continuing operations for the years ended December 2002, 2001 and 2000, as compared to the provision for income taxes:

                                                         2002       2001       2000
                                                       --------   --------   --------
Computed "Expected" Tax Expense......................  $(11,087)  $ (4,849)  $    396
Change in Valuation Allowance........................   (49,105)   (50,760)   (89,394)
Grantor Trust Income.................................    20,188     17,362     30,303
Expiring NOL.........................................    39,690     39,038     60,209
State and Other Tax Expense..........................       346         73        134
Other, Net...........................................       314       (791)    (1,514)
                                                       --------   --------   --------
          Total Income Tax Expense...................  $    346   $     73   $    134
                                                       ========   ========   ========

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of the years ended December 2002 and 2001, respectively, are presented as follows:

                                                                2002        2001
                                                              ---------   ---------
Deferred Tax Assets:
  Loss Reserve Discounting..................................  $   3,566   $   5,041
  Unearned Premiums.........................................        609       1,349
  Net Operating Loss Carryforwards..........................    205,968     253,437
  Allowance for Doubtful Accounts...........................        591         493
  Difference in Tax Basis of Property and Equipment.........        199          --
  Other.....................................................        502         220
  AMT Credit Carryforward...................................      3,140       3,140
                                                              ---------   ---------
     Total Gross Deferred Tax Asset.........................    214,575     263,680
     Less: Valuation Allowance..............................   (213,511)   (260,727)
                                                              ---------   ---------
     Total Deferred Tax Asset...............................      1,064       2,953
                                                              ---------   ---------
Deferred Tax Liabilities:
  Unrealized Gains on Available-for-Sale Securities.........         --       2,051
  Unrealized Losses on Available-for-Sale Securities........        379          --
  Deferred Acquisition Costs................................        548         751
  Difference in Tax Basis of Bonds..........................        137         151
                                                              ---------   ---------
     Total Gross Deferred Tax Liability.....................      1,064       2,953
                                                              ---------   ---------
     Net Deferred Tax Asset.................................  $      --   $      --
                                                              =========   =========

NOTE 15.  EMPLOYEE BENEFIT PLANS

  MARINE SERVICES

     Marine Services sponsors or participates in defined benefit plans covering both salaried and hourly employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates near retirement or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act

                         DANIELSON HOLDING CORPORATION
of 1974 ("ERISA"), as amended. Plan assets consist primarily of common stocks, corporate bonds and cash and cash equivalents.

     In addition to the defined benefit pension and related plans, Marine Services has a defined benefit post-retirement plan covering most full-time employees. The plan provides medical benefits and is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with Marine Services' expressed intent to increase the retiree contribution rate annually.

     Marine Services also sponsors certain contributory defined contribution plans covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $1,274 in 2002.

     A summary of the pension and post-retirement plan components follows:

                                                                  DECEMBER 27, 2002
                                                             ---------------------------
                                                              PENSION    POST-RETIREMENT
                                                             ---------   ---------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation assumed May 29, 2002....................  $ (97,901)     $(12,614)
Service cost...............................................     (2,451)         (279)
Interest cost..............................................     (4,095)         (524)
Impact of plan changes.....................................     (1,983)         (225)
Liability gain.............................................     (7,381)       (3,069)
Benefits paid..............................................      3,098         1,407
                                                             ---------      --------
Benefit obligation, end of year............................  $(110,713)     $(15,304)
                                                             =========      ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets acquired May 29, 2002............  $ 117,992      $     --
Actual return on plan assets...............................    (10,139)        1,182
Employer contributions.....................................          9           225
Benefits paid..............................................     (3,098)       (1,407)
                                                             ---------      --------
Fair value of plan assets at end of year...................  $ 104,764      $     --
                                                             =========      ========
FUNDED STATUS:
Funded status at May 29, 2002..............................  $  (5,949)     $(15,304)
Unrecognized net actuarial loss............................     23,876         2,991
Unrecognized prior service cost............................      1,880            --
Net claims during 4th quarter..............................          4           366
                                                             ---------      --------
Prepaid (accrued) benefit cost.............................  $  19,811      $(11,947)
                                                             =========      ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED STATEMENT OF
  FINANCIAL POSITION CONSIST OF:
Prepaid benefit cost at May 29, 2002.......................  $  20,806      $     --
Accrued benefit liability..................................    (16,480)      (11,947)
Minimum pension liability..................................     15,485            --
                                                             ---------      --------
Net amount recognized......................................  $  19,811      $(11,947)
                                                             =========      ========

                         DANIELSON HOLDING CORPORATION

  COMPONENTS OF NET PERIODIC BENEFIT COST FOR 2002:

                                                                  PENSION
                                                              ---------------
Service cost................................................      $ 2,451
Interest cost...............................................        4,095
Expected return on plan assets..............................       (6,347)
Amortization of prior service costs.........................          103
                                                                  -------
Net periodic benefit cost...................................      $   302
                                                                  =======

                                                               POST-RETIREMENT
                                                               ---------------
Service cost................................................       $   279
Interest cost...............................................           524
                                                                   -------
Net periodic benefit cost...................................       $   803
                                                                   =======

  WEIGHTED-AVERAGE ASSUMPTIONS AT SEPTEMBER 30, 2002:

                                                                   PENSION
                                                               ---------------
Discount rate...............................................         6.75%
Expected return on plan assets..............................         9.00%
Rate of compensation increase...............................         4.00%

                                                               POST-RETIREMENT
                                                               ---------------
Discount rate...............................................         7.25%

     The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 10.0% for 2002, decreasing gradually to a 5.0% trend rate by 2009 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated post-retirement benefit obligation as of December 27, 2002 by $382 and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2002 by $26.

 INSURANCE SERVICES

     KCP, the former parent company of NAICC and first tier subsidiary of DHC, maintained an Employee Stock Ownership Plan ("ESOP") of KCP and Subsidiaries covering all of its employees. All of the shares of Common Stock held by the ESOP are deemed to be outstanding for earnings per share computations. KCP elected to include the value of the Common Stock allocated annually to participants under the ESOP in the calculation of its matching contribution to the NAICC Salary Deferred Plan and Trust ("401(k) Plan"). The participating employers contributed 50% of the first 6% of employee-contributed compensation to the 401(k) Plan. The shares of Common Stock owned by the ESOP as of the years ended December 2002 and 2001 were zero and 58,977, respectively. The ESOP was terminated in February 2002, and all shares held by it were distributed to participants.

     On January 1, 1988, Insurance Services adopted a non-contributory defined benefit pension plan (the "Pension Plan") covering substantially all of its employees. Pension benefits are based on an employee's years of service and average final compensation. The funding policy of the Pension Plan is for the employers to contribute the minimum pension costs equivalent to the amount required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Vested benefits are fully funded. Any liability associated with the Pension Plan is reflected in the consolidated financial statements.

                         DANIELSON HOLDING CORPORATION

     Effective December 31, 2001, Insurance Services amended the Pension Plan to cease future service credit for active employees. As a result of the curtailment of future benefits, the Pension Plan's projected benefit obligation was reduced by $301. This gain reduced the Pension Plan's unrecognized actuarial loss and will be recognized as the related plan participants terminate.

     The following table sets forth the Pension Plan's funded status as of the years ended December 2002 and 2001, valued at January 1, 2003 and 2002, respectively:

                                                               2002     2001
                                                              ------   ------
Actuarial Present Value of Benefit Obligations
  Accumulated and Projected Benefit Obligation, including
     Vested Benefits of $1,710 for 2002 and $1,817 for
     2001...................................................  $1,822   $2,188
Plan Assets at Fair Value...................................   1,579    2,016
                                                              ------   ------
  Benefit Obligation in excess of Plan Assets...............    (243)    (172)
  Unrecognized Net Loss.....................................     806      341
  Unrecognized Prior Service Cost...........................      19       25
                                                              ------   ------
     Prepaid Pension Cost...................................  $  582   $  194
                                                              ======   ======

     Net pension cost for the years ended December 2002, 2001 and 2000 include the following components:

                                                              2002    2001   2000
                                                              -----   ----   ----
Service Cost................................................  $  --   $283   $250
Interest Cost...............................................    149    112    116
Expected Return on Plan Assets..............................   (148)   (93)   (97)
Net Amortization and Deferral...............................     30     21      7
                                                              -----   ----   ----
     Net Pension Cost.......................................  $  31   $323   $276
                                                              =====   ====   ====

     The Pension Plan's assets consist of U.S. Government obligations, registered equity mutual funds and insured certificates of deposit. The average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75%, 7.00% and 7.25% for 2002, 2001 and 2000,
respectively. The projected long-term rate of return on assets was 7.0% for 2002 and 2001, and 7.5% for 2000. The average rate of compensation increase used in determining the actuarial present value of the projected benefit obligation was 0% for 2002, 4.5% for 2001 and 4.5% for 2000.

     The following tables provide a reconciliation of the changes in the Pension Plan's benefit obligation and the fair value of plan assets as of the years ended December 2002 and 2001 (dollars in thousands):

                                                               2002     2001
                                                              ------   ------
Reconciliation of Projected Benefit Obligation
  Benefit Obligation, Beginning of Year.....................  $2,188   $1,769
  Service Cost..............................................      --      283
  Interest Cost.............................................     149      112
  Actuarial Loss (Gain).....................................     142     (167)
  Benefits Paid.............................................    (657)    (110)
  Curtailments..............................................      --      301
                                                              ------   ------
     Benefit Obligation, End of Year........................  $1,822   $2,188
                                                              ======   ======

                         DANIELSON HOLDING CORPORATION

                                                               2002     2001
                                                              ------   ------
Reconciliation of Plan Assets
  Plan Assets, Beginning of Year............................  $2,016   $1,235
  Actual Return on Plan Assets..............................     (31)     (41)
  Employer Contributions....................................     251      932
  Benefits Paid.............................................    (657)    (110)
                                                              ------   ------
     Plan Assets, End of Year...............................  $1,579   $2,016
                                                              ======   ======

     On January 1, 1988, NAICC established a 401(k) Plan in which all employees of NAICC, and effective April 1, 1993, the Danielson Trust are eligible to participate. Under the 401(k) Plan, employees may elect to contribute up to 20 percent of the eligible compensation to a maximum dollar amount allowed by the IRS. Effective January 1, 2002, NAICC suspended it's matching contribution to the 401(k) Plan. Prior to January 1, 2002, the Company matched 50 percent of the first six percent of compensation contributed by employees to the 401(k) Plan. In the years ended December 2001 and 2000, NAICC's matching contribution to the 401(k) Plan was satisfied through cash payments totalling $139 and $146, respectively.

NOTE 16.  STOCK OPTION PLANS

  1990 STOCK OPTION PLAN

     The 1990 Stock Option Plan (the "1990 Plan") of DHC was intended to attract, retain and provide incentives to key employees of DHC by offering them an opportunity to acquire or increase a proprietary interest in DHC. Options under the 1990 Plan were granted to existing officers or employees of DHC.

     On September 16, 1991, the Compensation Committee of the Board of Directors of Danielson resolved that it intended to refrain from granting any additional options under the 1990 Plan. The 1990 Plan terminated in 2001. The following table summarizes the options under the 1990 Plan:

                                                        2001                 2000
                                                 ------------------   ------------------
                                                           WEIGHTED             WEIGHTED
                                                           AVERAGE              AVERAGE
                                                           EXERCISE             EXERCISE
1990 STOCK OPTION PLAN                           SHARES     PRICE     SHARES     PRICE
----------------------                           -------   --------   -------   --------
Outstanding at the Beginning of the Year.......  841,717    $3.10     841,717    $3.10
Exercised......................................  210,000     3.00          --       --
Lapsed.........................................  631,717     3.14          --       --
                                                 -------    -----     -------    -----
  Outstanding at the End of the Year...........       --    $  --     841,717    $3.10
  Options Exercisable at Year End..............       --              841,717    $3.10
  Options Available for Future Grant...........       --              630,000       --

  1995 STOCK OPTION PLAN

     The 1995 Stock and Incentive Plan (the "1995 Plan") is a qualified plan which provides for the grant of any or all of the following types of awards: stock options, including incentive stock options and non-qualified stock options; stock appreciation rights, whether in tandem with stock options or freestanding; restricted stock; incentive awards; and performance awards. The purpose of the 1995 Plan is to enable Danielson to provide incentives to increase the personal financial identification of key personnel with the long-term growth of Danielson and the interests of DHC's stockholders through the ownership and performance of DHC's Common Stock, to enhance DHC's ability to retain key personnel, and to attract outstanding prospective employees and Directors. The 1995 Plan became effective as of March 21, 1995. In September 2001, DHC's stockholders approved amendments to the 1995 Plan which increases the aggregate number of shares available

                         DANIELSON HOLDING CORPORATION
for option grants from 1,700,000 to 2,540,000 and provides for options to be awarded to independent contractors to enable Danielson to attract, retain and give incentives to highly qualified persons who provide valuable services to DHC. No awards may be granted under the 1995 Plan after March 21, 2005. The 1995 Plan will remain in effect until all awards have been satisfied or expired.

     The following table summarizes the options under the 1995 Plan:

                                 2002                   2001                   2000
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                     EXERCISE               EXERCISE               EXERCISE
1995 STOCK OPTION PLAN    SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
----------------------   ---------   --------   ---------   --------   ---------   --------
Outstanding at the
  Beginning of the
  Year.................  1,718,500    $4.67     1,246,000    $5.13       873,500    $5.65
Granted................  1,890,000     4.98       472,500     3.45       402,500     4.00
Exercised..............    264,582     4.11            --       --            --       --
Lapsed.................         --       --            --       --        30,000     5.11
                         ---------    -----     ---------    -----     ---------    -----
  Outstanding at the
     End of the Year...  3,343,918    $4.89     1,718,500    $4.67     1,246,000    $5.13
  Options Exercisable
     at Year End.......  1,412,254    $4.85     1,228,084    $5.10       799,334    $5.69
  Options Available for
     Future Grant......  1,632,355                821,500                454,000

     As of December 27, 2002, options for shares were outstanding in the following price ranges:

                                          SHARES OUTSTANDING
                            -----------------------------------------------
                                                           WEIGHTED AVERAGE        SHARES EXERCISABLE
                                                              REMAINING       ----------------------------
                             NUMBER     WEIGHTED AVERAGE   CONTRACTUAL LIFE    NUMBER     WEIGHTED AVERAGE
EXERCISE PRICE RANGE        OF SHARES    EXERCISE PRICE        (YEARS)        OF SHARES    EXERCISE PRICE
--------------------        ---------   ----------------   ----------------   ---------   ----------------
$3.37 - $4.26.............    927,502        $3.74               6.4           735,838         $3.68
$4.94 - $5.78.............  2,113,916        $5.10               8.7           373,916         $5.49
$6.69 - $7.06.............    302,500        $6.91               3.4           302,500         $6.91

     On July 24, 2002, DHC's stockholders amended the 1995 Stock and Incentive Plan to increase the aggregate number of shares available for grant from 2,540,000 to 4,976,273. The Board reserved 1,936,273 shares for the grant of stock options to management of ACL, of which options for 1,560,000 shares of DHC common stock were granted. The options have an exercise price of $5.00 per share and expire 10 years from the date of grant. One half of the options time vest over a 4 year period in equal annual installments and one half of the options vest over a 4 year period in equal annual installments contingent upon the financial performance of ACL. DHC accounts for stock options under the intrinsic value method based on Accounting Principles Board Opinion ("APB 25"), Accounting for Stock Issued to Employees" ("APB 25"). Because the market price of DHC's common stock has been lower than the exercise price of the options since the date of grant, no expense has been recognized in the accompanying financial statements for the options granted to ACL management.

     Options for 918,084 shares previously granted to employees, directors and contractors of DHC, which would have expired upon the termination of the service of these individuals to DHC on July 24, 2002, were extended 2 years or 2 years beyond the termination of their service in a new capacity, but in no case longer than the original term. Vesting accelerated simultaneously with the extension.

                         DANIELSON HOLDING CORPORATION

     In September, 2001, 140,000 options owned by certain directors of DHC lapsed and were reissued under the 1995 Stock and Incentive Plan, as amended and approved by DHC's stockholders.

     DHC applies APB 25 and Related Interpretations in accounting for the stock options granted to directors and employees. Accordingly, compensation cost of $87 and $57 was recognized in 2002 and 2001 relating to the modification of Common Stock options. The fair value based method of accounting prescribed by the Statement of Financial Accounting Standards "Accounting for Stock-Based Compensation ("SFAS 123"), is used to measure stock-based compensation for DHC contractors. Accordingly, compensation cost of $833 was recognized in 2002 relating to the modification of Common Stock options for contractors. Pro forma net income and earnings per share are disclosed in Note 1 as if the fair value based method of accounting under SFAS 123 had been applied to all stock options. For pro forma calculation purposes, fair value of the option grants are estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0% per annum; an expected life of approximately 8 years; expected volatility of 50%-56%; and a risk free interest rate of 6%. The pro forma effect on net loss may not be representative of the effects on income for future years.

NOTE 17.  LEASES

  MARINE SERVICES

     Marine Services leases buildings, data processing hardware and operating equipment under various operating leases and charter agreements, which expire from 2002 to 2017 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was approximately $29,896 in 2002.

     Marine Services' obligations under operating leases with initial or remaining noncancelable lease terms longer than one year and capital leases were as follows:

                                                                               2008 AND
                              2003      2004      2005      2006      2007      AFTER      TOTAL
                             -------   -------   -------   -------   -------   --------   --------
Lease Obligations:
  Operating Leases.........  $40,011   $33,424   $26,109   $22,162   $20,476   $92,499    $234,681
  Capital Leases...........      869       739       666       633       361     1,663       4,931
                             -------   -------   -------   -------   -------   -------    --------
  Total....................  $40,880   $34,163   $26,775   $22,795   $20,837   $94,162    $239,612
                             =======   =======   =======   =======   =======   =======    ========

     The total future minimum lease payments under capital leases of $4,931 less an interest amount of $1,629, results in a present value of net minimum lease payments of $3,302 which is recorded in other liabilities and other current liabilities.

  INSURANCE SERVICES

     Insurance Services has entered into various non-cancelable operating lease arrangements for office space and data processing equipment. The terms of the operating leases generally contain renewal options and escalation clauses based on increases in operating expenses and other factors. Rent expense under operating leases was $1,387, $1,446 and $1,398 for the years ended December 2002, 2001 and 2000, respectively. At year end December 2002, future net minimum operating lease rental payment commitments were as follows:

2003........................................................  $  896
2004........................................................     701
2005........................................................     127
2006........................................................      74
                                                              ------
                                                              $1,798
                                                              ======

                         DANIELSON HOLDING CORPORATION

NOTE 18.  RELATED PARTIES

  MARINE SERVICES

     Marine Services recorded charter income from UABL of $5,936 in 2002. Marine Services also recorded administrative fee expenses to UABL of $4,306 in 2002. At December 27, 2002 Marine Services had receivables of $6,341 from UABL.

  INSURANCE SERVICES

     Prior to and shortly after the acquisition of ACL, DHC shared certain personnel and facilities with several affiliated and unaffiliated companies who have certain common directors and officers, and certain expenses were allocated among the various entities. Personnel costs were allocated based upon actual time spent on DHC business. Costs relating to office space and equipment were allocated based upon actual usage. Management believes the methodology used for allocation is appropriate. Total expenses allocated to DHC from affiliated entities were $1,765, $1,334 and $1,310 for the years ended December 2002, 2001 and 2000, respectively.

  PARENT COMPANY

     Samuel Zell, the Chairman of the Board, Chief Executive Officer and President of DHC, is the Chairman of Equity Group Investments, LLC ("EGI"). DHC entered into a non-exclusive investment advisory agreement dated April 14, 1999 with EGI, a company affiliated with Mr. Zell, pursuant to which EGI agreed to provide, at the request of DHC, certain investment banking services to DHC in connection with potential transactions. For these services, in 2002 DHC paid a fee of $63 to EGI. In the event that a transaction is consummated for which the Acquisition Committee of DHC's Board of Directors determines that EGI provided material services, DHC will pay to EGI a fee in the amount of 1% of the aggregate consideration in connection with such transaction (including indebtedness assumed or outstanding). As a result of services provided to DHC during the Danielson Recapitalization of ACL. DHC and EGI agreed that the fee for EGI's services was $3,000. DHC has also agreed to reimburse, upon request, EGI's out-of-pocket expenses related to services provided under the investment advisory agreement. For providing a standby commitment to purchase any DHC shares that were unsubscribed in the rights offering conducted by DHC as part of its acquisition of ACL, DHC paid SZ Investments, LLC a fee of $1,000. Messrs. Zell and Pate are members of the Acquisition Committee, along with Messrs. Whitman and Barse, all of whom are Directors of DHC.

     DHC has agreed to provide SZ Investments, LLC ("SZI") unlimited demand registration rights with respect to the ACL Senior Notes and ACL PIK Notes held by SZI, LLC and its affiliates, including HY I Investments, LLC ("HYI"). Mr. Zell, DHC's President and Chief Executive Officer and Chairman of DHC's Board of Directors, and Mr. Tinkler, DHC's Chief Financial Officer, are affiliated with SZI and HYI. Mr. Pate, a member of DHC's Board of Directors, is affiliated with SZI.

NOTE 19.  CONTINGENCIES

  MARINE SERVICES

     A number of legal actions are pending against Marine Services in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on DHC's consolidated results of operations, financial position or cash flow.

                         DANIELSON HOLDING CORPORATION

  INSURANCE SERVICES

     Insurance Services is involved in litigation relating to losses arising from insurance contracts in the normal course of business which are provided for under "unpaid losses and loss adjustment expenses." While litigation is by nature uncertain, management, based in part on advice from counsel, believes that the ultimate outcome of these actions will not have a material adverse effect on DHC's consolidated results of operations, financial position or cash flow.

NOTE 20.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     The carrying amounts (net of debt discounts) and fair values of financial instruments are as follows:

                                                                      2002
                                                              ---------------------
                                                              CARRYING
                                                               AMOUNT    FAIR VALUE
                                                              --------   ----------
ASSETS:
Interest Rate Cap...........................................  $     --    $     --
Investments -- Home Product Bonds...........................     5,118       5,118
Insurance Services' Investments -- Fixed Maturity
  Securities................................................    83,381      83,381
Insurance Services' Investments -- Equity Securities........     5,247       5,247
Net Unrealized Gain on Fuel Hedge Agreements................       194         194
LIABILITIES:
Revolving Credit Facilities.................................    43,873      43,873
Tranche A Term Loan.........................................    43,119      43,119
Tranche B Term Loan.........................................   124,141     124,141
Tranche C Term Loan.........................................   146,069     146,069
Senior Notes (New)..........................................   128,491      38,376
Senior Subordinated Notes...................................    68,797       3,483
Senior Notes (Old)..........................................     4,946       1,820
Bonds guaranteed by the Maritime Administration.............    39,693      39,693
GMS Bank Note...............................................    33,652      33,652
Illinois Development Finance Authority......................     5,325       5,325
IFC Note....................................................     2,850       2,850
Other Notes.................................................     2,116       2,114
Net Unrealized Loss on GMS' Interest Rate Swaps.............     2,718       2,718

     The fair values of the Interest Rate Cap, Home Product Bonds, Fixed Maturity Securities, Equity Securities, Interest Rate Swaps, new Senior Notes, Senior Subordinated Notes and old Senior Notes payable are based on quoted market values. The carrying values of all Revolving Credit Facilities, Term Loans, GMS Bank Note, Illinois Development Finance Authority and IFC Note all of which bear interest at floating rates, approximate their fair values. The Bonds guaranteed by the Maritime Administration were recently issued and, accordingly, the carrying amount approximates fair value.

  FUEL PRICE RISK MANAGEMENT

     Marine Services uses forward purchases to provide partial short-term protection against a sharp increase in diesel fuel prices. These instruments generally cover a portion of Marine Services forecasted diesel fuel needs for towboat operations over the next one to twelve months. Marine Services accounts for the forward fuel purchases as cash flow hedges. In accordance with SFAS No. 133, such financial instruments are marked-

                         DANIELSON HOLDING CORPORATION
to-market and, if they qualify for hedge accounting, the offset is recorded to other comprehensive income and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. Should the forward not qualify for hedge accounting (correlation ratio is outside the defined deviation) such changes in value would be recorded in the statement of operations rather than through other comprehensive income. ACL also has barging customer contract rate adjustment provisions for changes in fuel prices for approximately half of the gallons consumed. The adjustments are deferred one quarter.

     At December 27, 2002, Marine Services had forward fuel purchase contracts outstanding with an aggregate notational value of $4,428 and a fair value of $194, which has been recorded in other current assets on the consolidated statement of financial position. Under these agreements, ACL will pay fixed prices ranging from $0.69 to $0.80 per gallon. There were 6.1 million gallons remaining on the contracts at December 27, 2002, terminating December 31, 2003, but settled in January 2003.

  INTEREST RATE RISK MANAGEMENT

     With the acquisition of ACL, DHC assumed an interest rate cap agreement. The interest rate cap has a notional amount of $201,800 and a fair value of zero as of December 27, 2002 and is effective through August 11, 2003. Marine Services accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income (loss).

     DHC also records changes in the fair value of interest rate swap agreements entered into by GMS. GMS has four interest rate swaps with a total notional amount of $31,528 through which GMS pays fixed rates of 4.5% to 7.7% and receives LIBOR or a municipal bond swap index. A swap with a notional amount of $16,028 terminates January 1, 2004, swaps with a notional amount of $11,674 terminate in May and June, 2005, and a swap with a notional amount of $3,826 terminates in January 2008. The fair value of these swaps is a liability of $2,718 as of December 27, 2002 and is recorded in other liabilities on the consolidated statement of financial position. DHC's share of the changes in the fair value of the swaps from the acquisition date through December 27, 2002 is recorded as comprehensive income (loss) or other income (loss) depending on whether the swap is an effective or ineffective hedge.

NOTE 21.  BUSINESS SEGMENTS

     DHC has five reportable business segments -- barging, construction, terminals, insurance and other. Marine Services' barging segment includes barge transportation operations in North and South America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The construction segment constructs marine equipment for Marine Services' domestic and international fleets, as well as external customers. The terminals segment operates marine terminal and warehouse facilities in the United States and the Netherlands. The Insurance Services segment writes property and casualty insurance in the western United States, primarily in California. The other segment represents the operating expenses and miscellaneous income of the holding company, DHC.

     Management evaluates performance based on segment earnings, which is defined as operating income before income taxes. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at cost.

     Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

                         DANIELSON HOLDING CORPORATION

                                    BARGING    CONSTRUCTION   TERMINALS   INSURANCE    OTHER      TOTAL
                                    --------   ------------   ---------   ---------   -------   ----------
YEAR ENDED DECEMBER 27, 2002
  Revenues from External
    Customers.....................  $377,498     $43,994      $ 40,612    $ 69,397    $    --   $  531,501
  Depreciation and Amortization...    35,409       1,411         4,965         479         95       42,359
  Segment Earnings (Loss).........    15,183      (1,866)        4,341     (10,492)    (4,911)       2,255
  Segment Assets..................   729,476      55,236       101,011     134,881     14,294    1,034,898
  Property Additions..............    12,772         880         4,474          26         --       18,152

YEAR ENDED DECEMBER 31, 2001
  Revenues from External
    Customers.....................  $     --     $    --      $     --    $ 92,104    $    --   $   92,104
  Depreciation and Amortization...        --          --            --       1,435         25        1,460
  Segment Loss....................        --          --            --     (13,849)    (2,410)     (16,259)
  Segment Assets..................        --          --            --     178,433     30,438      208,871
  Property Additions..............        --          --            --         160         99          259

YEAR ENDED DECEMBER 31, 2000
  Revenues from External
    Customers.....................  $     --     $    --      $     --    $ 84,331    $    --   $   84,331
  Depreciation and Amortization...        --          --            --         762    $    19          781
  Segment Earnings (Loss).........        --          --            --       1,795     (2,537)        (742)
  Segment Assets..................        --          --            --     189,492     21,337      210,829
  Property Additions..............        --          --            --         150         15          165

NOTE 22.  BUSINESS SEGMENTS

     The following is a reconciliation of segment (loss) earnings to consolidated totals.

                                                           2002       2001      2000
                                                         --------   --------   ------
Total Segment Income (Loss)............................  $  2,255   $(16,259)  $ (742)
Unallocated Amounts:
  Interest Expense.....................................   (38,735)        --       --
  Investment Income Related to ACL Debt................     8,402         --       --
  Other, Net...........................................    (4,531)     1,998    1,906
                                                         --------   --------   ------
(Loss) Income before Taxes.............................  $(32,609)  $(14,261)  $1,164
                                                         ========   ========   ======

  GEOGRAPHIC INFORMATION

                                                  REVENUES             PROPERTIES -- NET
                                        ----------------------------   -----------------
                                          2002      2001      2000       2002      2001
                                        --------   -------   -------   ---------   -----
United States.........................  $493,772   $92,104   $84,331   $603,309    $131
South America.........................    36,057        --        --     46,633      --
Other.................................     1,672        --        --      4,287      --
                                        --------   -------   -------   --------    ----
Total.................................  $531,501   $92,104   $84,331   $654,229    $131
                                        ========   =======   =======   ========    ====

     Revenues are attributed to countries based on the location of the service provided. Properties represent the only long-lived assets of Marine Services.

                         DANIELSON HOLDING CORPORATION

  MAJOR CUSTOMER

     Revenues from one customer of the barging segment represented approximately 13% of 2002 revenue.

NOTE 23.  QUARTERLY DATA (UNAUDITED)

                                                                   2002
                                            --------------------------------------------------
                                              1ST       2ND       3RD        4TH       TOTAL
                                            -------   -------   --------   --------   --------
Operating Revenue.........................  $20,720   $84,086   $207,927   $218,768   $531,501
Operating Income..........................      390     1,469        306         90      2,255
Net (Loss) Income.........................      (54)    4,341    (18,285)   (18,957)   (32,955)
Net Income (Loss) Per Basic and Diluted
  Share...................................       --      0.18      (0.59)     (0.62)  $  (1.26)

                                                                   2001
                                            --------------------------------------------------
                                              1ST       2ND       3RD        4TH       TOTAL
                                            -------   -------   --------   --------   --------
Operating Revenue.........................  $22,149   $22,842   $ 24,799   $ 22,314   $ 92,104
Operating Income (Loss)...................      467    (6,537)    (2,775)    (7,414)   (16,259)
Net Income (Loss).........................      887    (5,579)    (1,594)    (8,048)   (14,334)
Net Income (Loss) Per Basic and Diluted
  Share...................................     0.05     (0.29)     (0.08)     (0.42)  $  (0.74)

     Marine Services' business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest.

                                                          2002                    2001
                                                  ---------------------   ---------------------
STOCK MARKET PRICES                               HIGH     LOW    CLOSE   HIGH     LOW    CLOSE
-------------------                               -----   -----   -----   -----   -----   -----
First Quarter...................................  $6.85   $3.95   $6.85   $5.00   $3.88   $4.60
Second Quarter..................................   8.24    4.92    4.92    5.20    3.75    4.45
Third Quarter...................................   5.14    2.97    3.12    4.50    3.25    3.73
Fourth Quarter..................................   3.28    1.26    1.44    4.50    3.30    4.44

NOTE 24.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) as of December 27, 2002 and December 31, 2001 consists of the following:

                                                              DECEMBER 27,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Unrealized Income on Available for Sale Securities..........    $  3,727       $ 5,716
Unrealized Gain (Loss) on Cash Flow Hedging Instruments:
  Fuel Swaps................................................          68            --
  Interest Rate Swaps.......................................        (355)           --
Foreign Currency Translation................................         453            --
Minimum Pension Liability...................................     (16,357)           --
                                                                --------       -------
                                                                $(12,464)      $ 5,716
                                                                ========       =======

                         DANIELSON HOLDING CORPORATION

NOTE 25.  INVESTMENT IN UABL

     The following is a summary of financial information for the UABL unconsolidated equity investees:

                                                                  DECEMBER 31,
                                                                      2002
                                                              --------------------
Current Assets..............................................        $ 6,926
Noncurrent Assets...........................................         86,264
Current Liabilities.........................................         19,912
Noncurrent Liabilities......................................          9,280

                                                                  MAY 29, 2002
                                                                TO DECEMBER 31,
                                                                      2002
                                                              --------------------
Revenue.....................................................        $17,634
Operating Loss..............................................         (1,924)
Net Loss....................................................         (2,349)

NOTE 26.  GUARANTOR FINANCIAL STATEMENTS

     Debt issued by ACL amounting to $313,329 in outstanding term loans as of December 27, 2002, $259,671 in outstanding notes under the Indentures as of December 27, 2002 and the Revolving Credit Facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $50,000, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the issuance of the senior notes), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

     The following financial information is presented to meet the requirements of S-X Rule 3-10 with respect to guarantor's of the above noted debt of ACL. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statement of operations, statement of financial position, and statement of cash flows for the Parent Company and Nonguarantor Subsidiaries and the Guarantor Subsidiaries for the year ended December 27, 2002. It should be noted that the amounts shown under the caption "Parent Company and Nonguarantor Subsidiaries" include amounts related to the Insurance Services' subsidiaries of Danielson as well as Marine Services' subsidiaries which are not guarantors of the above noted debt of ACL.

     Danielson acquired ACL in May 2002. The following supplemental financial information also sets forth on a combined basis, combining statement of operations, statement of financial position, and statement of cash flows for ACL and its Guarantor Subsidiaries and the Nonguarantor Subsidiaries as of December 27, 2002 and the period May 29, 2002 through December 27, 2002.

                         DANIELSON HOLDING CORPORATION

       COMBINING STATEMENT OF OPERATIONS OF DANIELSON HOLDING CORPORATION
                      FOR THE YEAR ENDED DECEMBER 27, 2002

                                               PARENT COMPANY
                                              AND NONGUARANTOR    GUARANTOR                    COMBINED
                                                SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    TOTALS
                                              ----------------   ------------   ------------   --------
                                                               (DOLLARS IN THOUSANDS)
OPERATING REVENUES
  Marine Services Revenue...................      $ 62,092         $395,774       $ (2,367)    $455,499
  Marine Services Revenue -- Related
     Parties................................         6,605               --             --        6,605
  Insurance Premiums Earned.................        62,164               --             --       62,164
  Net Investment Income Applicable to
     Insurance Operations...................         5,840               --           (237)       5,603
  Net Realized Gains Applicable to Insurance
     Operations.............................         1,007               --             --        1,007
  Other Income Applicable to Insurance
     Operations.............................           623               --             --          623
                                                  --------         --------       --------     --------
TOTAL OPERATING REVENUES....................       138,331          395,774         (2,604)     531,501
OPERATING EXPENSES
MARINE SERVICES
  Materials, Supplies and Other.............        24,444          172,212           (862)     195,794
  Rent......................................         4,126           29,080           (359)      32,847
  Labor and Fringe Benefits.................        14,374           94,055           (297)     108,132
  Fuel......................................         1,066           48,888             --       49,954
  Depreciation and Amortization.............         7,629           33,162            994       41,785
  Taxes, other than Income Taxes............           526           15,408             --       15,934
                                                  --------         --------       --------     --------
                                                    52,165          392,805           (524)     444,446
INSURANCE SERVICES
  Losses and Loss Adjustment Expenses.......        59,881               --             --       59,881
  Policyholder Dividends....................            (1)              --             --           (1)
  Policy Acquisition Expenses...............        14,115               --             --       14,115
  General and Administrative Expenses.......         5,894               --             --        5,894
                                                  --------         --------       --------     --------
                                                    79,889               --             --       79,889
  Parent Company Administrative Expenses....         4,911               --             --        4,911
                                                  --------         --------       --------     --------
TOTAL OPERATING EXPENSES....................       136,965          392,805           (524)     529,246
                                                  --------         --------       --------     --------
OPERATING INCOME............................         1,366            2,969         (2,080)       2,255
OTHER EXPENSE (INCOME)
  Interest Expense..........................         8,643           34,776         (4,684)      38,735
  Parent Company Investment Income Related
     to ACL Debt............................        (8,402)              --             --       (8,402)
  Other, Net................................        43,101           (5,375)       (33,195)       4,531
                                                  --------         --------       --------     --------
  Net Other Expense.........................        43,342           29,401        (37,879)      34,864
                                                  --------         --------       --------     --------
LOSS BEFORE TAXES...........................       (41,976)         (26,432)        35,799      (32,609)
(BENEFIT) PROVISION FOR INCOME TAXES........           (89)             435             --          346
                                                  --------         --------       --------     --------
NET LOSS....................................      $(41,887)        $(26,867)      $ 35,799     $(32,955)
                                                  ========         ========       ========     ========

                         DANIELSON HOLDING CORPORATION

   COMBINING STATEMENT OF FINANCIAL POSITION OF DANIELSON HOLDING CORPORATION
                               DECEMBER 27, 2002

                                                        PARENT COMPANY
                                                       AND NONGUARANTOR    GUARANTOR                     COMBINED
                                                         SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS     TOTALS
                                                       ----------------   ------------   ------------   ----------
                                                                         (DOLLARS IN THOUSANDS)
CURRENT ASSETS
  Cash and Cash Equivalents..........................     $   5,006         $ 11,518      $      --     $   16,524
  Restricted Cash....................................         6,328               --             --          6,328
  Accounts Receivable, Net...........................        48,161           24,506        (21,655)        51,012
  Accounts Receivable -- Related Parties.............         2,442            4,129             --          6,571
  Materials and Supplies.............................         1,404           33,370             --         34,774
  Investments........................................         5,118               --             --          5,118
  Other Current Assets...............................        (9,292)          38,427             --         29,135
                                                          ---------         --------      ---------     ----------
        Total Current Assets.........................        59,167          111,950        (21,655)       149,462
PROPERTIES -- Net....................................       137,957          502,856         13,416        654,229
PENSION ASSETS.......................................            --           20,806             --         20,806
INVESTMENT IN UABL...................................        48,627               --             --         48,627
OTHER ASSETS.........................................       156,660          114,833       (244,600)        26,893
INSURANCE SERVICES' ASSETS:
  Cash and Cash Equivalents..........................         8,659               --             --          8,659
  Investments........................................        88,628               --             --         88,628
  Receivables, Net...................................        32,819                                         32,819
  Other Assets.......................................         4,775               --             --          4,775
                                                          ---------         --------      ---------     ----------
        Total Insurance Services' Assets.............       134,881               --             --        134,881
                                                          ---------         --------      ---------     ----------
        Total Assets.................................     $ 537,292         $750,445      $(252,839)    $1,034,898
                                                          =========         ========      =========     ==========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable...................................     $   4,655         $ 31,804      $     (10)    $   36,449
  Accrued Payroll and Fringe Benefits................           979           15,713             --         16,692
  Deferred Revenue...................................         3,428            7,407             --         10,835
  Accrued Claims and Insurance Premiums..............           148           26,547             --         26,695
  Accrued Interest...................................           478           16,283             --         16,761
  Short-Term Debt....................................         2,873           41,000             --         43,873
  Current Portion of Long-Term Debt..................        74,852          515,879             --        590,731
  Other Current Liabilities..........................         4,063           33,181        (21,644)        15,600
  Other Current Liabilities -- Related Parties.......        23,118              168             --         23,286
                                                          ---------         --------      ---------     ----------
        Total Current Liabilities....................       114,594          687,982        (21,654)       780,922
LONG-TERM NOTE PAYABLE TO AFFILIATE..................        92,569               --        (92,569)            --
LONG-TERM DEBT.......................................        14,122               --         (5,654)         8,468
PENSION LIABILITY....................................            --           15,072             --         15,072
OTHER LONG-TERM LIABILITIES..........................        11,964           13,500         12,003         37,467
INSURANCE SERVICES' LIABILITIES:
  Unpaid Losses and Loss Adjustment Expenses.........       101,249               --             --        101,249
  Unearned Premiums and Reinsurance Premiums
    Payable..........................................        10,622               --             --         10,622
  Other Insurance Services' Liabilities..............         3,839               --           (101)         3,738
                                                          ---------         --------      ---------     ----------
        Total Insurance Services' Liabilities........       115,710               --           (101)       115,609
                                                          ---------         --------      ---------     ----------
        Total Liabilities............................       348,959          716,554       (107,975)       957,538
                                                          ---------         --------      ---------     ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock ($0.10 par value; authorized
    10,000,000 shares; none issued and
    outstanding).....................................            --               --             --             --
  Common Stock ( $10 par value; authorized
    150,000,000 shares; issued 30,828,093 shares;
    outstanding 30,817,297 shares)...................       120,056           74,894       (191,867)         3,083
  Additional Paid-in Capital.........................       205,059            1,429        (89,340)       117,148
  Unearned Compensation..............................        (1,132)          (1,132)         1,132         (1,132)
  Accumulated Other Comprehensive (Loss) Income......       (32,261)         (15,299)        35,096        (12,464)
  Retained Deficit...................................      (103,323)         (26,001)       100,115        (29,209)
  Treasury Stock (Cost of 10,796 shares).............           (66)              --             --            (66)
                                                          ---------         --------      ---------     ----------
        Total Stockholders' Equity...................       188,333           33,891       (144,864)        77,360
                                                          ---------         --------      ---------     ----------
        Total Liabilities and Stockholders' Equity...     $ 537,292         $750,445      $(252,839)    $1,034,898
                                                          =========         ========      =========     ==========

                         DANIELSON HOLDING CORPORATION

       COMBINING STATEMENT OF CASH FLOWS OF DANIELSON HOLDING CORPORATION
                      FOR THE YEAR ENDED DECEMBER 27, 2002

                                                     PARENT COMPANY
                                                    AND NONGUARANTOR    GUARANTOR                    COMBINED
                                                      SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                    ----------------   ------------   ------------   --------
                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Loss........................................      $(41,887)        $(26,867)      $35,799      $(32,955)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used In) Provided by Operating Activities:
      Gain Related to ACL Debt Contributed in
         Acquisition of ACL.......................       (13,614)              --            --       (13,614)
    Net Realized Investment Losses................         2,799               --            --         2,799
    Depreciation and Amortization.................         8,203           33,162           994        42,359
    Interest Accretion and Amortization...........           222            3,962            --         4,184
    Stock Option Compensation Expense.............           920               --            --           920
    Other Operating Activities....................         8,229            4,305        (6,497)        6,037
    Changes in Operating Assets and Liabilities:
      Accounts Receivable.........................       (22,020)            (737)        8,785       (13,972)
      Materials and Supplies......................           (39)           1,949            --         1,910
      Insurance Services Receivables..............         1,932               --            --         1,932
      Other Assets................................         6,578            1,151            --         7,729
      Accrued Interest............................          (668)          16,046            --        15,378
      Unpaid Losses and Loss Adjustment
         Expenses.................................        (4,496)              --            --        (4,496)
      Unearned Premiums...........................       (10,496)              --            --       (10,496)
      Other Liabilities...........................        10,841           (9,723)       (8,785)       (7,667)
                                                        --------         --------       -------      --------
      Net Cash (Used in) Provided by Operating
         Activities...............................       (53,496)          23,248        30,296            48
INVESTING ACTIVITIES
  Property Additions..............................       (10,513)          (7,639)           --       (18,152)
  Proceeds from Property Dispositions.............         2,027            1,089            --         3,116
  Purchase of ACL, GMS and Vessel Leasing.........       (42,665)              --            --       (42,665)
  Cash Acquired from Marine Services Companies....        21,839               --            --        21,839
  Net Change in Restricted Cash...................           236               --            --           236
  Proceeds from the Sale of Investment
    Securities....................................         2,904               --            --         2,904
  Matured or Called Investment Securities.........        33,043               --            --        33,043
  Purchase of Investment Securities...............       (19,378)              --            --       (19,378)
  Other Investing Activities......................            --             (906)           --          (906)
                                                        --------         --------       -------      --------
      Net Cash (Used in) Provided by Investing
         Activities...............................       (12,507)          (7,456)           --       (19,963)
FINANCING ACTIVITIES
  Short-Term Borrowings, Net......................            --            7,000            --         7,000
  Long-Term Debt Issued...........................         3,206               --            --         3,206
  Long-Term Debt Repaid...........................        (5,789)         (25,713)                    (31,502)
  Cash Dividends Paid.............................        (6,200)              --         6,200            --
  Cash Overdrafts.................................            --           (1,785)           --        (1,785)
  Debt Costs......................................            --           (1,035)           --        (1,035)
  Proceeds from Rights Offering, Net of
    Expenses......................................        42,228               --            --        42,228
  Proceeds from Exercise of Warrants for Common
    Stock.........................................         9,500               --            --         9,500
  Proceeds from Exercise of Options for Common
    Stock.........................................         1,088               --            --         1,088
  Other Financing Activities......................            --           (1,468)           --        (1,468)
                                                        --------         --------       -------      --------
      Net Cash Provided by (Used In) Financing
         Activities...............................        44,033          (23,001)        6,200        27,232
                                                        --------         --------       -------      --------
Net Decrease in Cash and Cash Equivalents.........       (21,970)          (7,209)       36,496         7,317
Cash and Cash Equivalents at Beginning of Year....        17,866               --            --        17,866
                                                        --------         --------       -------      --------
      Cash and Cash Equivalents at End of Year....      $ (4,104)        $ (7,209)      $36,496      $ 25,183
                                                        ========         ========       =======      ========

                         DANIELSON HOLDING CORPORATION

       COMBINING STATEMENT OF OPERATIONS OF AMERICAN COMMERCIAL LINES LLC
             FOR THE PERIOD MAY 29, 2002 THROUGH DECEMBER 27, 2002

                                                 GUARANTOR     NONGUARANTOR                  COMBINED
                                                SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                ------------   ------------   ------------   --------
                                                               (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Revenue.....................................    $395,108       $24,905        $    --      $420,013
  Revenue from related parties................         666         7,368             --         8,034
                                                  --------       -------        -------      --------
                                                   395,774        32,273             --       428,047
OPERATING EXPENSE
  Materials, Supplies and Other...............     171,647        12,685             --       184,332
  Restructuring Cost..........................         565            --             --           565
  Rent........................................      29,080           816             --        29,896
  Labor and Fringe Benefits...................      94,055         2,966             --        97,021
  Fuel........................................      48,888           460             --        49,348
  Depreciation and Amortization...............      33,162         4,245             --        37,407
  Taxes, Other Than Income Taxes..............      15,408            77             --        15,485
                                                  --------       -------        -------      --------
                                                   392,805        21,249             --       414,054
                                                  --------       -------        -------      --------
OPERATING INCOME..............................       2,969        11,024             --        13,993
OTHER EXPENSE (INCOME)
  Interest Expense............................      34,776         1,168             --        35,944
  Interest Expense, Affiliate -- Net..........          --         4,261         (4,261)           --
  Other, Net..................................      (5,375)        4,421          4,261         3,307
                                                  --------       -------        -------      --------
                                                    29,401         9,850             --        39,251
                                                  --------       -------        -------      --------
INCOME (LOSS) BEFORE INCOME TAXES.............     (26,432)        1,174             --       (25,258)
INCOME TAXES..................................         435           308             --           743
                                                  --------       -------        -------      --------
NET INCOME (LOSS).............................    $(26,867)      $   866        $    --      $(26,001)
                                                  ========       =======        =======      ========

                         DANIELSON HOLDING CORPORATION

      COMBINING STATEMENT OF CASH FLOWS FOR AMERICAN COMMERCIAL LINES LLC
             FOR THE PERIOD MAY 29, 2002 THROUGH DECEMBER 27, 2002

                                                 GUARANTOR     NONGUARANTOR                  COMBINED
                                                SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                ------------   ------------   ------------   --------
                                                               (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Income (Loss)...........................    $(26,867)      $    866       $    --      $(26,001)
  Adjustments to Reconcile Net Income (Loss)
     to Net Cash Provided by Operating
     Activities:
     Depreciation and Amortization............      33,162          4,245            --        37,407
     Interest Accretion and Debt Issuance Cost
       Amortization...........................       3,962             71            --         4,033
     Other Operating Activities...............       4,305          4,646        (6,200)        2,751
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable....................        (737)       (18,377)        8,785       (10,329)
       Materials and Supplies.................       1,949            162            --         2,111
       Accrued Interest.......................      16,046           (639)           --        15,407
       Other Current Assets...................       1,151          5,444            --         6,595
       Other Current Liabilities..............      (9,723)        13,112        (8,785)       (5,396)
                                                  --------       --------       -------      --------
       Net Cash Provided by Operating
          Activities..........................      23,248          9,530        (6,200)       26,578
INVESTING ACTIVITIES
  Property Additions..........................      (7,639)          (118)           --        (7,757)
  Proceeds from Property Dispositions.........       1,089             --            --         1,089
  Net Change in Restricted Cash...............          --            236            --           236
  Other Investing Activities..................        (906)            12            --          (894)
                                                  --------       --------       -------      --------
       Net Cash Provided by (Used in)
          Investing Activities................      (7,456)           130            --        (7,326)
FINANCING ACTIVITIES
  Short-Term Borrowings.......................       7,000             --            --         7,000
  Long-Term Debt Repaid.......................     (25,713)        (2,640)           --       (28,353)
  Borrowing from Affiliates...................          --         (6,200)        6,200            --
  Bank Overdrafts.............................      (1,785)            --            --        (1,785)
  Debt Costs..................................      (1,035)            --            --        (1,035)
  Other Financing.............................      (1,468)            --            --        (1,468)
                                                  --------       --------       -------      --------
       Net Cash Used in Financing
          Activities..........................     (23,001)        (8,840)        6,200       (25,641)
Net Decrease in Cash and Cash Equivalents.....      (7,209)           820            --        (6,389)
Cash and Cash Equivalents at Beginning of
  Period......................................      18,727          2,158            --        20,885
                                                  --------       --------       -------      --------
       Cash and Cash Equivalents at End of
          Period..............................    $ 11,518       $  2,978       $    --      $ 14,496
                                                  ========       ========       =======      ========

                         DANIELSON HOLDING CORPORATION

  COMBINING STATEMENT OF FINANCIAL POSITION FOR AMERICAN COMMERCIAL LINES LLC
                               DECEMBER 27, 2002

                                                 GUARANTOR     NONGUARANTOR                  COMBINED
                                                SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                ------------   ------------   ------------   --------
                                                               (DOLLARS IN THOUSANDS)
                                               ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents...................    $ 11,518       $  2,978      $      --     $ 14,496
  Cash, Restricted............................          --          6,328             --        6,328
  Accounts Receivable -- Net..................      24,506         37,759        (21,152)      41,113
  Accounts Receivable -- Related Parties......       4,129          6,415             --       10,544
  Materials and Supplies......................      33,370          1,014             --       34,384
  Other Current Assets........................      38,427        (12,847)            --       25,580
                                                  --------       --------      ---------     --------
          Total Current Assets................     111,950         41,647        (21,152)     132,445
PROPERTIES -- NET.............................     502,856         82,929             --      585,785
NET PENSION ASSET.............................      20,806             --             --       20,806
INVESTMENT IN EQUITY INVESTEES................      14,792         49,237             --       64,029
OTHER ASSETS..................................     100,041          3,010        (92,522)      10,529
                                                  --------       --------      ---------     --------
          Total Assets........................    $750,445       $176,823      $(113,674)    $813,594
                                                  ========       ========      =========     ========
                                             LIABILITIES
CURRENT LIABILITIES
  Accounts Payable............................    $ 31,804       $  1,497      $      --     $ 33,301
  Accrued Payroll and Fringe Benefits.........      15,713             --             --       15,713
  Deferred Revenue............................       7,407          2,957             --       10,364
  Accrued Claims and Insurance Premiums.......      26,547             --             --       26,547
  Accrued Interest............................      16,283            146             --       16,429
  Short-term Debt.............................      41,000             --             --       41,000
  Current Portion of Long-Term Debt...........     515,879         39,694             --      555,573
  Other Current Liabilities...................      33,181          2,242             --       35,423
  Other Current Liabilities -- Related
     Parties..................................         168         21,152        (21,152)         168
                                                  --------       --------      ---------     --------
          Total Current Liabilities...........     687,982         67,688        (21,152)     734,518
LONG-TERM NOTE PAYABLE TO AFFILIATE...........          --         92,569        (92,569)          --
LONG-TERM DEBT................................          --             --             --           --
PENSION LIABILITY.............................      15,072             --             --       15,072
OTHER LONG-TERM LIABILITIES...................      13,500          6,482             --       19,982
                                                  --------       --------      ---------     --------
          Total Liabilities...................     716,554        166,739       (113,721)     769,572
                                                  --------       --------      ---------     --------
                                          MEMBER'S DEFICIT
Member's Interest.............................      74,894         10,131             --       85,025
Other Capital.................................       1,429         57,374        (57,374)       1,429
Unearned Compensation.........................      (1,132)            --             --       (1,132)
Retained Deficit..............................     (26,001)       (57,421)        57,421      (26,001)
Accumulated Other Comprehensive Loss..........     (15,299)            --             --      (15,299)
                                                  --------       --------      ---------     --------
          Total Member's Deficit..............      33,891         10,084             47       44,022
                                                  --------       --------      ---------     --------
          Total Liabilities and Member's
            Deficit...........................    $750,445       $176,823      $(113,674)    $813,594
                                                  ========       ========      =========     ========

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Danielson Holding Corporation

We have audited the accompanying consolidated statement of financial position of Danielson Holding Corporation as of December 27, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 27, 2002. Our audit also included the financial statement schedules listed in the index at Item 15(a) for the year ended December 27, 2002. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danielson Holding Corporation at December 27, 2002, and the consolidated results of its operations and its cash flows for the year ended December 27, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules for the year ended December 27, 2002, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that American Commercial Lines LLC, a wholly-owned subsidiary of the Company, will continue as a going concern. American Commercial Lines LLC has incurred recurring operating losses, has a working capital deficiency, and has not complied with certain covenants of its loan agreements. As more fully described in Note 3, on January 31, 2003, American Commercial Lines LLC and its immediate direct parent, American Commercial Lines Holdings LLC, as well as certain subsidiaries of American Commercial Lines LLC, filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about American Commercial Lines LLC's ability to continue as a going concern. The 2002 consolidated financial statements of Danielson Holding Corporation do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Louisville, Kentucky                                     /S/  ERNST & YOUNG, LLP
February 21, 2003

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Danielson Holding Corporation

We have audited the accompanying consolidated Statement of Financial Position of Danielson Holding Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index at
Item 15(a) for each of the years in the two-year period then ended. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danielson Holding Corporation and subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules for each of the years in the two-year period ended December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ KPMG LLP

New York, New York
March 5, 2002

SCHEDULE I.

                         DANIELSON HOLDING CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                              PARENT COMPANY ONLY

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 27,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING REVENUES
  Net Investment Income.................................    $    826       $  1,717       $  1,584
  Net Realized Investment Gains.........................         438            281            322
  Parent Company Investment Income Related to ACL
     Debt...............................................       8,402             --             --
                                                            --------       --------       --------
TOTAL OPERATING REVENUES................................       9,666          1,998          1,906
OPERATING EXPENSES
  Employee Compensation and Benefits....................       2,828          1,156          1,295
  Director Fees.........................................         248             52             35
  Professional Fees.....................................         567            454            403
  Insurance Expense.....................................         778            121            100
  Intercompany Interest Expense.........................         237            151             --
  Other General and Administrative Expenses.............         787            627            704
                                                            --------       --------       --------
TOTAL PARENT COMPANY ADMINISTRATIVE EXPENSES............       5,445          2,561          2,537
                                                            --------       --------       --------
OPERATING INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES.................................................       4,221           (563)          (631)
(BENEFIT) PROVISION FOR INCOME TAXES....................         (77)            50             45
                                                            --------       --------       --------
OPERATING INCOME (LOSS) BEFORE EQUITY IN NET (LOSS)
  INCOME OF SUBSIDIARIES................................       4,298           (613)          (676)
  Equity in Net (Loss) Income of Insurance Subsidiaries
     Excluding Gain on ACL Bonds........................     (15,432)       (13,721)         1,706
  Insurance Subsidiary Gain on ACL Bonds................       5,212             --             --
  Equity in Net Loss of Marine Services Subsidiaries....     (27,033)            --             --
                                                            --------       --------       --------
  Total Equity in Net (Loss) Income of Subsidiaries.....     (37,253)       (13,721)         1,706
                                                            --------       --------       --------
NET (LOSS) INCOME.......................................    $(32,955)      $(14,334)      $  1,030
                                                            ========       ========       ========
Parent Co Expenses from Above...........................    $  5,445       $  2,561       $  2,537
Elimination of Amortization of Unearned Compensation....        (297)            --             --
Intercompany Interest Expense -- NAICC..................        (237)          (151)            --
                                                            --------       --------       --------
Parent Co Expenses Reported on Consolidated Statement of
  Operations............................................    $  4,911       $  2,410       $  2,537
                                                            ========       ========       ========

                         DANIELSON HOLDING CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                              PARENT COMPANY ONLY

                                                              DECEMBER 27,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash........................................................    $ 1,280        $   (12)
Fixed Maturities, available for sale at fair value (cost:
  $3,473 and $4,235)........................................      5,118          5,442
Fixed Maturities, ACL Bonds, available for sale at fair
  value (cost: $20,865).....................................         --         21,423
Short-Term Investments, at cost which approximates fair
  value.....................................................         --          3,082
                                                                -------        -------
          Total Cash and Investments........................      6,398         29,935
Investment in Marine Services Subsidiaries..................     43,962             --
Investment in Insurance Services Subsidiaries...............     23,300         50,626
Accrued Investment Income...................................         64             67
Intercompany Note Receivable................................      6,035             --
Other Assets................................................      1,765            441
                                                                -------        -------
          Total Assets......................................    $81,524        $81,069
                                                                =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Intercompany Note Payable...................................    $ 4,028        $ 4,030
Payable for securities sold not yet purchased (proceeds:
  $2,264)...................................................         --          2,247
Other Liabilities...........................................        136            329
                                                                -------        -------
          Total Liabilities.................................      4,164          6,606
STOCKHOLDERS' EQUITY:
  Preferred Stock ($0.10 par value; authorized 10,000,000
     shares; none issued and outstanding)...................         --             --
  Common Stock ($ .10 par value; authorized 150,000,000
     shares; issued 30,828,093 shares and 19,516,694 shares;
     outstanding 30,817,297 shares and 19,505,952 shares)...      3,083          1,952
  Additional Paid-in Capital................................    117,148         63,115
  Unearned Compensation.....................................     (1,132)            --
  Accumulated Other Comprehensive (Loss) Income.............    (12,464)         5,716
  Retained (Deficit) Earnings...............................    (29,209)         3,746
  Treasury Stock (Cost of 10,796 shares and 10,742 shares,
     respectively)..........................................        (66)           (66)
                                                                -------        -------
          Total Stockholders' Equity........................     77,360         74,463
                                                                -------        -------
          Total Liabilities and Stockholders' Equity........    $81,524        $81,069
                                                                =======        =======

                         DANIELSON HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              PARENT COMPANY ONLY

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 27,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net (Loss) Income.....................................    $(32,955)      $(14,334)      $  1,030
  Adjustments to Reconcile Net Loss to Net Cash Used In
     Operating Activities:
     Gain Related to ACL Debt Contributed in Acquisition
       of ACL...........................................      (8,402)            --             --
     Net Realized Gain on the Sale of Investment
       Securities.......................................        (438)          (281)          (322)
     Depreciation and Amortization......................          95             25             18
     Premium Amortization...............................          --             --           (468)
     Change in Accrued Investment Income................           3            109            (91)
     Stock Option Compensation Expense..................         920             57             --
     Equity in Net Loss (Income) of Subsidiaries........      37,253         13,721         (1,706)
     Other Operating Activities.........................         289             --             --
     Changes in Other Assets and Liabilities:
       Other Assets.....................................      (1,413)          (180)            42
       Other Liabilities................................        (195)            (4)            28
                                                            --------       --------       --------
       Net Cash Used in Operating Activities............      (4,843)          (887)        (1,469)
INVESTING ACTIVITIES
  Property Additions....................................          --            (99)           (15)
  Purchase of ACL, GMS and Vessel Leasing...............     (42,665)            --             --
  Proceeds from the Sale of Investment Securities.......       1,100         12,634         18,009
  Matured or Called Investment Securities...............          --          1,456         14,562
  Purchase of Investment Securities.....................      (2,163)       (20,865)       (35,490)
  Other Investing Activities, Net -- ACLines............      (6,035)            --             --
                                                            --------       --------       --------
       Net Cash Used in Investing Activities............     (49,763)        (6,874)        (2,934)
FINANCING ACTIVITIES
  Long-Term Debt Issued -- NAICC........................          --          4,000             --
  Proceeds from Rights Offering, Net of Expenses........      42,228             --             --
  Proceeds from Exercise of Warrants for Common Stock...       9,500             --             --
  Proceeds from Exercise of Options for Common Stock....       1,088            630             --
  Proceeds from Issuance of Common Stock................          --             --          3,040
  Dividends from Subsidiaries...........................          --             --          1,500
                                                            --------       --------       --------
       Net Cash Provided by Financing Activities........      52,816          4,630          4,540
                                                            --------       --------       --------
Net (Decrease) Increase in Cash and Cash Equivalents....      (1,790)        (3,131)           137
Cash and Cash Equivalents at Beginning of Year..........       3,070          6,201          6,064
                                                            --------       --------       --------
       Cash and Cash Equivalents at End of Year.........    $  1,280       $  3,070       $  6,201
                                                            ========       ========       ========

                         DANIELSON HOLDING CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                                     -----------------------
                                        BALANCE AT   CHARGED TO   CHARGED TO
                                        BEGINNING    COSTS AND      OTHER                    BALANCE AT
                                        OF PERIOD     EXPENSE      ACCOUNTS    DEDUCTIONS   END OF PERIOD
                                        ----------   ----------   ----------   ----------   -------------
MARINE SERVICES
Allowance for uncollectible accounts
  2002................................    $   --       $1,070       $2,037(1)    $(761)        $2,346

INSURANCE SERVICES
Allowance for premiums and fees
  receivable
  2002................................    $1,431       $  734       $   --       $(542)        $1,623
  2001................................       587        1,094           --        (250)         1,431
  2000................................       274          726           25        (438)           587

Allowance for uncollectable
  reinsurance on paid losses
  2002................................    $  636       $  144       $   --       $  --         $  780
  2001................................       623           13           --          --            636
  2000................................       402          221           --          --            623

Allowance for uncollectable
  reinsurance on unpaid losses
  2002................................    $  118       $   96       $   --       $  (8)        $  206
  2001                                       101           17           --          --            118
  2000................................       246           --           --        (145)           101

---------------

(1) Acquired with purchase of ACL and GMS

SCHEDULE V.

                         DANIELSON HOLDING CORPORATION

                            SUPPLEMENTAL INFORMATION
               CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

                                                                                                                OTHER
                                              DEFERRED     RESERVES FOR UNPAID   DISCOUNT FROM              POLICY CLAIMS
                                            ACQUISITION     CLAIMS AND CLAIM     RESERVES FOR    UNEARNED   AND BENEFITS
AFFILIATION WITH REGISTRANT                    COSTS       ADJUSTMENT EXPENSES   UNPAID CLAIMS   PREMIUMS      PAYABLE
---------------------------                 ------------   -------------------   -------------   --------   -------------
                                                                           (IN THOUSANDS)
Consolidated Property-Casualty Entities:
  As of and for the year ended
    12/31/2002............................    $ 1,612           $101,249            $    --      $10,622       $    --
  As of and for the year ended
    12/31/2001............................      2,209            105,745                 --       21,117            --
  As of and for the year ended
    12/31/2000............................      3,665            100,030                 --       23,207            --


                                            NET EARNED   INVESTMENT
AFFILIATION WITH REGISTRANT                  PREMIUMS      INCOME
---------------------------                 ----------   ----------
                                                (IN THOUSANDS)
Consolidated Property-Casualty Entities:
  As of and for the year ended
    12/31/2002............................   $62,164       $5,603
  As of and for the year ended
    12/31/2001............................    81,854        7,580
  As of and for the year ended
    12/31/2000............................    67,034        7,742

                                               CLAIMS AND CLAIM ADJUSTMENT       AMORTIZATION                 PAID CLAIMS
                                               EXPENSES INCURRED RELATED TO       OF DEFERRED      OTHER       AND CLAIM
                                            ----------------------------------    ACQUISITION    OPERATING    ADJUSTMENT
AFFILIATION WITH REGISTRANT                 CURRENT YEAR       PRIOR YEARS           COSTS       EXPENSES      EXPENSES
---------------------------                 ------------   -------------------   -------------   ---------   -------------
Consolidated Property-Casualty Entities:
  As of and for the year ended
    12/31/2002............................    $49,474           $ 10,407            $11,437       $ 2,678       $68,701
  As of and for the year ended
    12/31/2001............................     68,848              7,646             16,174         4,621        67,871
  As of and for the year ended
    12/31/2000............................     55,269              5,254             12,153         4,283        60,440


                                               NET
                                             WRITTEN
AFFILIATION WITH REGISTRANT                  PREMIUMS
---------------------------                 ----------
Consolidated Property-Casualty Entities:
  As of and for the year ended
    12/31/2002............................   $52,655
  As of and for the year ended
    12/31/2001............................    80,355
  As of and for the year ended
    12/31/2000............................    73,141

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants in 2001 or 2002. During those years, KPMG LLP ("KPMG") served as DHC's principal independent accounting firm until July 25, 2002. On July 25, 2002, KPMG's appointment as the principal independent accounting firm for DHC was terminated and Ernst & Young LLP ("E&Y") was engaged as DHC's principal independent accounting firm. The decision to change accounting firms was made by the Audit Committee of the Board of Directors of DHC. Prior to such change, DHC actively considered whether it was advisable to change firms following DHC's acquisition of ACL, whose business is different from DHC's traditional areas. DHC solicited bids from a group of accounting firms, including KPMG, and on the basis of that information the Audit Committee determined that DHC should change accounting firms.

     In connection with the audits of the two fiscal years ended December 31, 2001 and December 31, 2000, and during the subsequent interim period through July 25, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

     The audit reports of KPMG on the consolidated financial statements of DHC and its subsidiaries for the years ended December 31, 2001 and December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During DHC's fiscal years ended December 31, 2001 and December 31, 2000 and the subsequent interim period through July 25, 2002, DHC did not consult with E&Y regarding any of the matters or events set forth in Items 304(a)(2)(i) and
(ii) of Regulation S-K.

     E&Y has reviewed the disclosures in this Item 9 and concurs with the statements regarding E&Y set forth herein. DHC has also provided KPMG with a copy of the disclosures contained herein. KPMG previously has furnished a letter to the Securities and Exchange Commission attached as Exhibit 16.1 to DHC's Current Report on Form 8-K filed on August 1, 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

                               EXECUTIVE OFFICERS

NAME                                     AGE   POSITION
----                                     ---   --------
Samuel Zell............................  61    Chief Executive Officer and President -- DHC
                                               (July 24, 2002 -- Present)
Martin J. Whitman......................  78    Former Chief Executive Officer -- DHC
                                               (July 1996 -- July 24, 2002)
Paul F. Solomon........................  43    Executive Vice President, General Counsel
                                               and Secretary -- DHC
                                               (July 24, 2002 -- Present)
Philip G. Tinkler......................  38    Chief Financial Officer -- DHC
                                               (January 27, 2003 -- Present)
James J. Wolff.........................  45    Former Chief Financial Officer -- DHC
                                               (July 24, 2002 -- January 22, 2003)
                                               Current Chief Financial Officer -- ACL
Michael C. Hagan.......................  56    Chief Executive Officer and President -- ACL
                                               (Director of DHC from July 24, 2002 -- January 22,
                                               2003)

                               BOARD OF DIRECTORS

                                                                                               DIRECTOR
DIRECTOR                                 AGE   POSITION                                         SINCE
--------                                 ---   --------                                        --------
Samuel Zell............................  61    Chairman of the Board, Chief Executive            1999
                                               Officer and President
David M. Barse.........................  40    Director                                          1996
Richard L. Huber.......................  66    Director                                          2002
Eugene M. Isenberg.....................  73    Director                                          1990
William C. Pate........................  39    Director                                          1999
Joseph P. Sullivan.....................  69    Director                                          2002
Martin J. Whitman......................  78    Director (Chief Executive Officer until July      1990
                                               24, 2002)
Clayton Yeutter........................  72    Director                                          2002

BACKGROUND OF BOARD OF DIRECTORS AND MANAGEMENT

     Mr. Zell is the Chairman of the Board, Chief Executive Officer and President of DHC. Mr. Zell has served as Chairman of the Board of Directors of Equity Group Investments, L.L.C. ("EGI"), an investment company, since 1999, and had been Chairman of the Board of its predecessor, Equity Group Investments, Inc., for more than five years. Mr. Zell has been a trustee and Chairman of the Board of Trustees of Equity Office Properties Trust, an equity real estate investment trust ("REIT") primarily focused on office buildings, since October 1996, and was President from April 2002 to November 2002, and has been Chief Executive Officer since April 2002. For more than the past five years, Mr. Zell has served as Chairman of the Board of Anixter International, Inc., a distributor of electrical and cable products; as Chairman of the Board of Manufactured Home Communities, an equity REIT primarily focused on manufactured home communities; and as Chairman of the Board of Trustees of Equity Residential Properties Trust, an equity REIT primarily focused on multifamily residential properties. Since July 1997, Mr. Zell has been Chairman of the Board of Capital Trust, Inc., a specialized finance company. Since March 1997, Mr. Zell has served as a Director of Angelo & Maxie's, Inc. (formerly Chart House Enterprises, Inc.), an owner and operator of restaurants, and since May 1998 has been Chairman of the Board. In July 2002, Mr. Zell became a Director of iDine Rewards Network Inc., an administrator of loyalty-based consumer rewards programs, and has been its Chairman since September 2002.

     Mr. Barse has been a Director of DHC since July 1996 and was the President and Chief Operating Officer of DHC from July 1996 to July 24, 2002. Mr. Barse has been President and Chief Operating Officer (May 1998 to present), Trustee (September 2001 to present) and Executive Vice President (April 1995 to May
1998) of Third Avenue Trust; President and Chief Operating Officer (July 1999 to present) and Trustee (September 2001 to present) of Third Avenue Variable Series Trust; President and Chief Operating Officer (February 1998 to present), Director (April 1995 to December 2002) and Executive Vice President (April 1995 to February 1998) of EQSF Advisers, Inc. and its successor, Third Avenue Management LLC; Chief Executive Officer (July 1999 to present), President (June 1995 to Present), Director and Chief Operating Officer (January 1995 to present) of M.J. Whitman LLC, a registered broker dealer; President (June 1995 to August
2002), Director and Chief Operating Officer (January 1995 to August 2002) of M.J. Whitman Advisers, Inc., a registered investment adviser.

     Mr. Hagan has served as President and Chief Executive Officer of ACL and its subsidiaries since 1991 and is Chairman of the ACL Board of Managers. Prior to that, he held a series of positions of increasing responsibility within ACL and CSX Corporation. He resigned as a Director of DHC on January 22, 2003.

     Mr. Huber has been Managing Director, Chief Executive Officer and Principal of the Latin American direct investment group Norte-Sur Partners and Senior Director of Kissinger McLarty Associates, a strategic advisory firm that assists international businesses since January 2001. Mr. Huber has approximately forty years of investment and merchant banking, international business, and management experience, and was most recently Chief Executive Officer of Aetna, Inc. Before joining Aetna in 1995, he held executive positions with Chase Manhattan Bank, Citibank, Bank of Boston, and Continental Bank. Mr. Huber is also Chairman of UABL Ltd. and a Director of Opticare and Malta Cleyton.

     Mr. Isenberg, since 1987, has been Chairman and Chief Executive Officer of Nabors Industries, Inc. ("Nabors"), the world's largest land and offshore platform drilling company. Mr. Isenberg presently serves as a director of the American Stock Exchange, the National Association of Securities Dealers, Inc., and is a member of the National Petroleum Council. From 1969 to 1982, Mr. Isenberg was Chairman of the Board and principal stockholder of Genimar Inc., a steel trading and building products manufacturing company. From 1955 to 1968, he was employed in various management capacities with the Exxon Corp. Mr. Isenberg founded and is the principal financial sponsor of the Parkside School for children with learning disabilities in New York City.

     Mr. Pate is Managing Director of EGI. Mr. Pate has been employed by EGI or its predecessor since 1994. Mr. Pate also serves on the board of directors of Adams Laboratories, Inc.

     Mr. Solomon has served as Executive Vice President, General Counsel and Secretary of DHC since July 24, 2002. From November 1999 to August 2001, Mr. Solomon was Vice President and General Counsel of Blue Chip Broadcasting Company. From February 1997 through May 1999, Mr. Solomon was Senior Vice President, General Counsel and Secretary of Jacor Communications, Inc. From October 1992 to February 1997, Mr. Solomon was a partner in the Cincinnati-based law firm of Graydon Head & Ritchey LLP.

     Mr. Sullivan served as Chairman of the Board of IMC Global July 1999 to November 2000, also having served as a Member of the Board and its Executive Committee from March 1996 through December 2000. He also served as Chairman of the Board of the Vigoro Corporation from March 1991 through February 1996 and as its CEO from March 1991 to September 1994. From July 1997 until December 2000, Mr. Sullivan served as a director of American Classic Voyages. He also served as a director and Chairman of the Special Committee of Mycogen Corporation from January 1998 until December 1998.

     Mr. Tinkler was named Chief Financial Officer of DHC on January 27, 2003. Mr. Tinkler is Chief Financial Officer of EGI and has served in various other capacities for EGI or its predecessor since 1990. Mr. Tinkler has been Vice President -- Finance and Treasurer of First Capital Financial, LLC, a sponsor of public limited real estate partnerships, since April 2001.

     Mr. Whitman has been a Director of DHC since August 1990 and was the Chairman of DHC from August 1990 to July 2002, and Chief Executive Officer of DHC from July 1996 to July 2002. Mr. Whitman has also been the Chairman and Chief Executive Officer (March 1990 to present), President (January 1991 to May
1998) of Third Avenue Trust; Chairman and Chief Executive Officer (July 1999 to present) of Third Avenue Variable Series Trust; Chairman and Chief Executive Officer (March 1990 to August 2002), Co-Chief Investment Officer (February 2003 to present), Chief Investment Officer (January 1991 to February 2003), President (January 1991 to February 1998) of EQSF Advisers, Inc. and its successor, Third Avenue Management LLC; Chief Executive Officer, President and Director (October 1974 to Present) of Martin J. Whitman & Co., Inc. (formerly M.J. Whitman & Co. Inc.), a private investment company; Chairman (January 1995 to August 2002) and Chief Investment Officer (October 1992 to August 2002) of M.J. Whitman Advisers, Inc.; Distinguished Management Fellow (1972 to present) and Member of the Advisory Board (October 1994 to June 1995) of the Yale School of Management at Yale University; Adjunct Professor (January 2001 to December 2001) of the Columbia University Graduate School of Business. Mr. Whitman is also a Chartered Financial Analyst.

     Mr. Wolff served as Chief Financial Officer of DHC from July 24, 2002 to January 22, 2003. He is currently a Member of the ACL Board of Managers and serves as Senior Vice President, Finance and Chief Financial Officer of ACL and its subsidiaries. Mr. Wolff was with Texas Gas Exploration, a former CSX subsidiary, from 1979 to 1986. In 1986, he joined CSX and transferred to ACL in 1992 as Senior Vice President -- Finance. He was appointed chief of international business development in 1996 and returned to the Chief Financial Officer position in August 1998.

     Dr. Yeutter has been Of Counsel to Hogan & Hartson LLP, a law firm in Washington, D.C., since 1993 where he has an international trade and agricultural law practice. Between 1985 and 1993 he served in the Reagan and Bush Administrations as the U.S. Trade Representative, Secretary of Agriculture, Chairman of the Republican National Committee and Counselor to the President for Domestic Policy. He was President and Chief Executive Officer of the Chicago Mercantile Exchange from 1978-1985. In the 1970s, Dr. Yeutter held three subcabinet positions in the Nixon and Ford Administrations as Assistant Secretary of Agriculture for Marketing and Consumer Services, Assistant Secretary of Agriculture for International Affairs and Commodity Programs, and Deputy Special Trade Representative.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires DHC's Directors and executive officers, and persons who own more than ten percent of a registered class of DHC's equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of DHC. Executive officers, Directors and greater than ten-percent stockholders are required by Federal securities regulations to furnish DHC with copies of all
Section 16(a) forms they file.

     Based upon a review of filings with the Securities and Exchange Commission and/or written representations from certain reporting persons, DHC believes that all of its Directors, executive officers and other Section 16 reporting persons complied during fiscal 2002 with the reporting requirements of Section 16(a) except as follows: Messrs. Whitman, Barse and former DHC chief financial officer, Michael Carney, each filed one late Form 4 with respect to shares of DHC common stock purchased by them upon exercise of stock rights in connection with the Danielson Recapitalization; W. James Hall, former DHC general counsel, filed one late Form 3 with respect to his being named general counsel and secretary of DHC in December 2000 and one late Form 4 with respect to shares of DHC common stock purchased by him upon exercise of stock rights in connection with the Danielson Recapitalization; Mr. Pate filed two late Forms 4 with respect to shares of DHC common stock purchased by him in May 2002 and the other with respect to his purchase of shares of DHC common stock and receipt of stock options from DHC in December 2000; Mr. Isenberg failed to file two Forms 4, one with respect to shares of DHC common stock purchased by him upon exercise of stock rights in connection with the Danielson Recapitalization and the other with respect to a change in beneficial ownership arising from a 1994 transfer of 28 shares of DHC common stock into a partnership controlled by him; and former DHC Directors, Frank B. Ryan and Joseph F. Porrino, each filed one late Form 4 with respect to their receipt of stock options from DHC in December 2000.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to DHC, or its subsidiary companies or their predecessors for 2000 through 2002 of those persons who served as (i) the Chief Executive Officer during 2002 (two persons), (ii) the two most highly compensated executive officers employed by DHC as of December 27, 2002, (iii) the former President of DHC who was one of DHC's four most highly compensated officers but who was not serving as an executive officer of DHC at year end, and (iv) the Chief Executive Officer of a significant DHC subsidiary (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                                                               -----------------------
                                                                                       AWARDS
                                                                               -----------------------
                                   ANNUAL COMPENSATION                         RESTRICTED   SECURITIES
NAME AND                        --------------------------    OTHER ANNUAL       STOCK      UNDERLYING      ALL OTHER
PRINCIPAL POSITION              YEAR    SALARY    BONUS(1)   COMPENSATION(2)   AWARDS(3)     OPTIONS     COMPENSATION(4)
------------------              ----   --------   --------   ---------------   ----------   ----------   ---------------
Samuel Zell...................  2002   $ 87,949         --           --               --          --              --
  President and Chief
  Executive Officer DHC
  (July 24, 2002 -- Present)
Martin J. Whitman.............  2002   $130,047         --           --               --          --              --
  Chief Executive Officer DHC   2001    200,000         --           --                           --              --
  (July 1996 -- July 24, 2002)  2000    200,000         --           --                           --              --
David M. Barse................  2002   $ 46,978   $300,000           --               --          --              --
  President and Chief           2001     75,000          0           --                      100,000              --
  Operating Officer DHC         2000     75,000    150,000           --                       50,000              --
  (July 1996 -- July 24, 2002)
Paul F. Solomon...............  2002   $ 87,500         --       $4,620               --     150,000         $ 2,277
  Executive Vice President,
  General Counsel and
  Secretary DHC
  (July 24, 2002 -- Present)
James J. Wolff(5).............  2002   $169,000        N/A       $9,240         $185,404     140,000         $13,592
  Chief Financial Officer DHC
  (July 24, 2002 -- January
  22, 2003) also Senior Vice
  President, Finance and Chief
  Financial Officer ACL
  (a significant subsidiary of
  DHC from May 29, 2002 to the
  present)
Michael C. Hagan(5)...........  2002   $315,000        N/A       $9,240         $556,205     210,000         $52,007
  President and Chief
  Executive Officer ACL (a
  significant subsidiary of
  DHC from May 29, 2002 to the
  present)

---------------

(1) No bonuses were paid to Named Executive Officers in 2002, other that Mr. Barse's bonus in connection with the closing of the Danielson
    Recapitalization and his resignation from service for DHC following that transaction.

(2) Consists of automobile allowance only.

(3) Consists of the dollar value of restricted stock awards (calculated by multiplying the number of shares awarded by the closing market price of DHC's common stock on the date of the grant -- which was $6.16 as of the May 29, 2002 grant date) to certain members of ACL management made in restricted DHC common stock as part of the Danielson Recapitalization whereby each of the respective Named Executive Officers holding preferred membership units in ACL Holdings at the time of Danielson Recapitalization abandoned those units to ACL Holdings for no consideration and received certain amounts of restricted DHC common stock from DHC for their continued employment with ACL. ACL management received a total of 339,039 shares of restricted stock, of which Messrs. Hagan and Wolff received 90,293 and 30,098 shares, respectively. At December 27, 2002, the aggregate value of Messrs. Hagan and Wolff's restricted DHC common stock was $173,363 (120,391 shares multiplied by $1.44, the closing price of DHC common stock on December 27, 2002).

(4) Amounts shown include the 2002 above-market portion of earnings on a CSX deferred compensation program available to Mr. Hagan through his employment at ACL in the amount of $29,621. Amounts shown also include life insurance premium payments made on behalf of Messrs. Solomon, Hagan, and Wolff in the amounts of $90, $5,433 and $731, respectively; matching contributions made by ACL in conjunction with deferral of salary or bonus to a supplementary savings plan on behalf of Messrs. Hagan and Wolff in the amounts of $9,450 and 5,070, respectively; and payment for the provision of tax services for Mr. Hagan in the amount of $1,991 and Mr. Wolff in the amount of $2,721. Amounts for 2002 also include matching contributions made by ACL to Messrs. Solomon, Wolff and Hagan to the ACL 401(k) plan in the following amounts:
    $2,187 for Mr. Solomon, $5,512 for Mr. Hagan, and $5,070 for Mr. Wolff.

(5) Amounts shown for Messrs. Hagan and Wolff were paid by ACL, a significant subsidiary of DHC.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
                           ---------------------------                                  POTENTIAL REALIZABLE VALUE
                                           PERCENT OF                                     AT ASSUMED ANNUAL RATES
                            NUMBER OF        TOTAL                                            OF STOCK PRICE
                            SECURITIES    OPTIONS/SARS                                       APPRECIATION FOR
                            UNDERLYING     GRANTED TO                                           OPTION TERM
                           OPTIONS/SARS   EMPLOYEES IN   EXERCISE OR                    ---------------------------
NAME                         GRANTED      FISCAL YEAR    BASE PRICE    EXPIRATION DATE      5%             10%
----                       ------------   ------------   -----------   ---------------  -----------   -------------
Paul F. Solomon..........    150,000           8.8%         $5.06        July 1, 2012    $477,000      $1,209,000
James J. Wolff...........    140,000(1)        8.2%          5.00       July 24, 2012     271,600         847,000
Michael C. Hagan.........    210,000(1)       12.3%          5.00       July 24, 2012     407,400       1,270,500

---------------

(1) For Messrs. Wolff and Hagan, the options for 50% of the shares vest over time in four equal annual installments; the remaining 50% of the options vest in four annual installments subject to the achievement of financial performance goals relating to EBITDA and ACL Senior Credit Facility compliance. For Mr. Solomon, 50% of the options vested on January 1, 2003; the remaining 50% of the options vest in three equal annual installments.

     The following table sets forth the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of fiscal 2002:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

                                                              NUMBER OF
                                                        SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS AT
                         SHARES ACQUIRED    VALUE        AT FISCAL YEAR-END             FISCAL YEAR-END
NAME                       ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                     ---------------   --------   -------------------------   ----------------------------
Samuel Zell............         N/A             N/A                   0/0                     $0/0
Martin J. Whitman......         N/A             N/A                   0/0                     $0/0
David M. Barse.........      25,000        $107,250             325,000/0                     $0/0
Paul F. Solomon........         N/A             N/A         75,000/75,000                     $0/0
James J. Wolff.........         N/A             N/A             0/140,000                     $0/0
Michael C. Hagan.......         N/A             N/A             0/210,000                     $0/0

---------------

(1) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding in-the-money options and $1.44, the mean value of DHC common stock on December 27, 2002. All outstanding options have exercise prices in excess of $1.44 and, as a result, none of the options have value as of December 27, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2002, none of the persons who served as members of the Compensation Committee of DHC's Board of Directors also was, during that year or previously, an officer or employee of DHC or any of its subsidiaries or had any other relationship requiring disclosure herein.

PENSION PLANS

     DHC does not offer a pension benefit. ACL, NAICC and the other DHC insurance subsidiaries offer certain pension and retirement benefits.

BENEFIT PLANS

     DHC does not offer employee benefits. However, Mr. Solomon participates in the ACL 401(k) Plan and receives health benefits through ACL. ACL, NAICC and the other DHC insurance subsidiaries offer certain benefit plans.

COMPENSATION OF BOARD OF DIRECTORS

     Prior to July 24, 2002, each Director who was not an officer or employee of DHC or its subsidiaries received compensation of $2,500 for each Board meeting attended, whether in person or by telephone. Each eligible Director prior to July 24, 2002 was paid $10,000. Audit Committee members each received $2,500 in 2002 for their service on the Audit Committee. Directors who are officers or employees of DHC or its subsidiaries receive no fees for service on the Board. No attendance fee was paid to any Director with respect to any committee meetings.

     After July 24, 2002, the Board of Directors ratified an annual fee of $30,000 payable to each Director who is not an officer or employee of DHC or its subsidiaries. For 2002, and after July 24, 2002, each eligible Director was paid $15,000, which is the $30,000 annual fee prorated for the shortened period. Members of the Audit, Compensation, Public Policy and Independent Committees receive $1,500 per meeting. Each member of the Audit Committee received $4,500 ($1,500 per meeting) for three Audit Committee meetings in 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP

     The following table sets forth the beneficial ownership of DHC Common Stock as of March 27, 2003 of (a) each Director, (b) each executive officer, and (c) each person known by DHC to own beneficially more than five percent of the outstanding shares of DHC Common Stock. DHC believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares reflected as being beneficially owned by them.

                                                          AMOUNT AND NATURE        PERCENT OF
PRINCIPAL STOCKHOLDERS                                 OF BENEFICIAL OWNERSHIP      CLASS(1)
----------------------                                 -----------------------     ----------
  SZ Investments, LLC
     2 N. Riverside Plaza
     Chicago, IL 60606...............................         5,486,445(2)(5)       17.80%

  Martin J. Whitman
     c/o Third Avenue Management
     622 Third Avenue
     New York, NY 10017..............................         1,989,111(4)            6.45

Commissioner of Insurance
  of the State of California
  c/o Loren Suter
  Special Deputy Commissioner
  Mission Insurance Companies' Trusts
  425 Market Street
  San Francisco, CA 94105............................         1,803,235(2)(3)         5.85
OFFICERS AND DIRECTORS
Samuel Zell..........................................         5,486,445(2)(5)        17.80
David M. Barse.......................................         1,683,493(6)            5.46
Michael C. Hagan (resigned as Director of DHC as of
  January 22, 2003)..................................            90,293(7)               *
Richard L. Huber.....................................            20,000(8)               *
Eugene M. Isenberg...................................           163,522(9)               *
William Pate.........................................            92,438(10)              *
Paul F. Solomon......................................            75,000(11)              *
Joseph P. Sullivan...................................            30,000(12)              *
Philip G. Tinkler....................................            16,066(13)              *
James J. Wolff (resigned as Chief Financial Officer
  of DHC as of January 22, 2003).....................            30,098(7)               *
Martin J. Whitman....................................         1,989,111(2)(5)         6.45
Clayton Yeutter......................................                 0(14)              *
ALL OFFICERS AND DIRECTORS AS A GROUP (11 persons)...         8,238,380(15)         26.73%

     * Percentage of shares beneficially owned does not exceed one percent of the outstanding Common Stock.
---------------

 (1) Share percentage ownership is rounded to nearest tenth of one percent and reflects the effect of dilution as a result of outstanding options and warrants to the extent such options and warrants are, or within 60 days will become, exercisable. As of March 27, 2002, there were exercisable options outstanding to purchase 1,412,254 shares of Common Stock. Shares underlying any option or warrant which was exercisable on March 27, 2003 or becomes exercisable within the next 60 days are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option or warrant.

 (2) In accordance with provisions of DHC's certificate of incorporation, all certificates representing shares of Common Stock beneficially owned by holders of five percent or more of the Common Stock are owned of record by us, as escrow agent, and are physically held by us in that capacity.

 (3) Beneficially owned by the Commissioner of Insurance of the State of California in his capacity as trustee for the benefit of holders of certain deficiency claims against certain trusts which assumed liabilities of certain present and former insurance subsidiaries of us.

 (4) Includes 1,317,695 shares beneficially owned by Third Avenue Value Fund Series ("TAVF") of the Third Avenue Trust, an investment company registered under the Investment Company Act of 1940 and by separate accounts managed by the investment adviser to TAVF; 170,509 shares beneficially owned by Martin J. Whitman & Co., Inc. ("MJW&Co"), a private investment company; and 134,587 shares beneficially owned by Mr. Whitman's wife and three adult family members. Mr. Whitman may be deemed to control the investment adviser of TAVF, and may be deemed to own beneficially a five percent equity interest in TAVF. Mr. Whitman is the principal stockholder in MJW&Co, and may be deemed to own beneficially the shares owned by MJW&Co. Mr. Whitman disclaims beneficial ownership of the shares of Common Stock owned by TAVF, in separate accounts managed by its investment adviser and owned by Mr. Whitman's family members and, therefore, these shares are not held in escrow by DHC.

 (5) Includes 5,460,612 shares of Common Stock owned by SZ Investments, LLC, which is affiliated with Mr. Zell. Also includes shares underlying currently exercisable options to purchase 103,333 shares of Common Stock at an exercise price of $3.37 per share owned by Equity Group Investments, LLC, also an affiliate of Mr. Zell ("EGI"). Does not include shares underlying options to purchase 51,667 shares of Common Stock at an exercise price of $3.37 per share which are not currently exercisable nor become exercisable within the next 60 days that are owned by EGI.

 (6) Includes 1,317,695 shares beneficially owned by TAVF and in separate accounts managed by the investment adviser to TAVF, of which Mr. Barse is President. Includes shares underlying currently exercisable options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.6875 per share, 50,000 shares of Common Stock at an exercise price of $7.0625 per share, 25,000 shares of Common Stock at an exercise price of $3.65625 per share, 50,000 shares of Common Stock at an exercise price of $5.3125 per share, 50,000 shares of Common Stock at an exercise price of $4.00 per share and 100,000 shares of Common Stock at an exercise price of $3.37 per share. Mr. Barse disclaims beneficial ownership of the shares of Common stock owned by TAVF or held in accounts managed by its adviser and, therefore, these shares are not held in escrow by DHC.

 (7) Includes restricted stock issued to Messrs. Hagan and Wolff on May 29, 2002. Does not include shares underlying options to purchase 210,000 (for Mr. Hagan) or 140,000 (for Mr. Wolff) shares of Common Stock at an exercise price of $5.00 per share which are not currently exercisable nor become exercisable within the next 60 days.

 (8) Includes restricted stock issued to Mr. Huber on May 29, 2002. Does not include shares underlying options to purchase 40,000 shares of Common Stock at an exercise price of $4.26 per share which are not currently exercisable nor become exercisable within the next 60 days.

 (9) Includes 152,457 shares owned by Salmon Atlas, a partnership controlled by Mr. Isenberg and his wife. Includes shares underlying options to purchase an aggregate of 6,667 shares of Common Stock at an exercise price of $4.00 per share. Does not include shares underlying options to purchase an aggregate of 6,667 shares of Common Stock at an exercise price of $4.00 per share which are not currently exercisable nor become exercisable within the next 60 days.

(10) Includes shares underlying currently exercisable options to purchase an aggregate of 19,000 shares of Common Stock at an exercise price of $4.00 per share. Does not include shares underlying options to purchase an aggregate of 3,800 shares of Common Stock at an exercise price of $4.00 per share which are not currently exercisable nor become exercisable within the next 60 days.

(11) Includes shares underlying currently exercisable options to purchase 75,000 shares of Common Stock at an exercise price of $5.06 per share. Does not include shares underlying options to purchase 75,000 shares of Common Stock at an exercise price of $5.06 per share which are not currently exercisable nor become exercisable within the next 60 days.

(12) Includes shares underlying currently exercisable options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $5.78 per share. Does not include shares underlying options to purchase 30,000 shares of Common Stock at an exercise price of $5.78 per share or options to purchase 40,000 shares of Common Stock at an exercise price of $4.26 per share which are not currently exercisable nor become exercisable within the next 60 days

(13) Includes shares underlying currently exercisable options to purchase an aggregate of 4,166 shares of Common Stock at an exercise price of $4.00 per share. Does not include shares underlying options to purchase 834 shares of Common Stock at an exercise price of $4.00 per share which are not currently exercisable nor become exercisable within the next 60 days.

(14) Does not include shares underlying options to purchase 40,000 shares of Common Stock at an exercise price of $4.26 per share which are not currently exercisable nor become exercisable within the next 60 days.

(15) In calculating the percentage of shares owned by officers and directors as a group, excluding Messrs. Hagan and Wolff, the shares of Common Stock underlying all options which are beneficially owned by officers and directors and which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information regarding the number of securities which could be issued upon the exercise of outstanding options, the weighted average exercise price of those options and the number of securities remaining for future issuance under the 1995 Stock and Incentive Plan. DHC does not have any equity compensation plans that have not been approved by its security holders.

                                                                                    NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                                                                                    FUTURE ISSUANCE UNDER
                                  NUMBER OF SECURITIES TO     WEIGHTED AVERAGE       EQUITY COMPENSATION
                                  BE ISSUED UPON EXERCISE    EXERCISE PRICE OF        PLANS (EXCLUDING
                                  OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                       WARRANTS AND RIGHTS     WARRANTS AND RIGHTS           COLUMN(A)
-------------                     -----------------------   --------------------   -----------------------
                                        (A)                     (B)                      (C)
EQUITY COMPENSATION PLANS                3,343,918                 $4.89                  1,632,355
  APPROVED BY SECURITY
  HOLDERS.......................
EQUITY COMPENSATION PLANS NOT                  N/A                   N/A                        N/A
  APPROVED BY SECURITY
  HOLDERS.......................
                                         ---------                 -----                  ---------
         TOTAL..................         3,343,918                 $4.89                  1,632,355
                                         =========                 =====                  =========

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AFFILIATE AGREEMENTS

     DHC has agreed to provide SZI unlimited demand registration rights with respect to the ACL Senior Notes and ACL PIK Notes held by SZI and its affiliates. The selling noteholder, HYI, is an affiliate of SZI. Mr. Zell, DHC's President and Chief Executive Officer and Chairman of DHC's Board of Directors, and Mr. Tinkler, DHC's Chief Financial Officer, are affiliated with SZI and HYI. Mr. Pate, a member of DHC's Board of Directors, is affiliated with SZI.

     DHC has also entered into a non-exclusive investment advisory agreement dated April 14, 1999 with EGI, a company affiliated with Mr. Zell, pursuant to which EGI has agreed to provide, at the request of DHC, certain investment banking services to DHC in connection with potential transactions. For these services, in 2002 DHC paid a $0.06 million fee to EGI. In the event that a transaction is consummated for which the

Acquisition Committee of DHC's Board of Directors determines that EGI provided material services, DHC will pay to EGI a fee in the amount of 1% of the aggregate consideration in connection with such transaction (including indebtedness assumed or outstanding). As a result of services provided to DHC during the Danielson Recapitalization of ACL, which is described in more detail in this Report at Item 1, Business - ACL Business; DHC Acquisition and Recapitalization of ACL, DHC and EGI agreed that the fee for EGI's services was $3.0 million. DHC has also agreed to reimburse, upon request, EGI's out-of-pocket expenses related to services provided under the investment advisory agreement. For providing a standby commitment to purchase any DHC shares that were unsubscribed in the rights offering conducted by DHC as part of its acquisition of ACL, DHC paid SZI a fee of $1.0 million. Messrs. Zell and Pate are members of the Acquisition Committee, along with Messrs. Whitman and Barse, all of whom are Directors of DHC.

     On November 8, 2002, DHC, SZI and Martin J. Whitman terminated an investment agreement existing between those parties, which provided certain voting and registration rights to the parties, and entered into a new registration rights agreement with SZI.

     Prior to and shortly after the acquisition of ACL, DHC shared certain personnel and facilities with several affiliated and unaffiliated companies who have certain common directors and officers, and certain expenses were allocated among the various entities. Personnel costs were allocated based upon actual time spent on DHC business. Costs relating to office space and equipment were allocated based upon actual usage. Management believes the methodology used for allocation is appropriate. Total expenses allocated to DHC from affiliated entities were $1.7 million for the year ended December 27, 2002.

     ACL has entered into certain non-material agreements with certain affiliates of UABL for ship management and chartering arrangements, which relate to the UABL merger described in this Report at Item 1, Business -- General. DHC recorded charter income from UABL of $5.9 million for the period May 29, 2002 through December 27, 2002. Danielson also recorded administrative fee expenses to UABL of $4.3 million for the period May 29, 2002 through December 27, 2002. Charter rates are established at fair market value based upon similar transactions. As of December 27, 2002, DHC has recorded $6.3 million in accounts receivable from UABL.

     The arrangements described above are each on terms and conditions that DHC believes are in the aggregate not materially more burdensome to DHC than would be obtained on an arm's-length basis among unaffiliated parties.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Report, DHC carried out an evaluation, under supervision and with the participation of Danielson's management, including DHC's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of DHC's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that DHC's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in this Report and DHC's other periodic filings is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in DHC's internal controls or in other factors that could significantly affect the internal controls subsequent to the date DHC completed its evaluation. Therefore, no corrective actions were taken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    (1) CONSOLIDATED FINANCIAL STATEMENTS:

     Included in Part II of this Report:

        Consolidated Statement of Operations, for the years ended December 27, 2002, December 31, 2001 and December 31, 1999.

        Consolidated Statement of Financial Position as of December 27, 2002 and December 31, 2001.

        Consolidated Statement of Cash Flows, for the years ended December 27, 2002, December 31, 2001 and December 31, 2000.

        Consolidated Statement of Stockholders' Equity, for the years ended December 27, 2002, December 31, 2001 and December 31, 2000.

        Notes to Consolidated Financial Statements, for the years ended December 27, 2002, December 31, 2001 and December 31, 2000.

        Report of Ernst & Young LLP, Independent Accountants, on the consolidated financial statements of Danielson Holding Corporation for the year ended December 27, 2002.

        Report of KPMG LLP, Independent Accountants, on the consolidated financial statements of Danielson Holding Corporation for the years ended December 31, 2001 and December 31, 2000.

     (2) FINANCIAL STATEMENT SCHEDULE

     Included in Part II of this report:

          Schedule I  -- Parent Company Only Financial Information

          Schedule II -- Valuation and Qualifying Accounts

          Schedule V  -- Supplemental Information Concerning
     Property -- Casualty Insurance Operations

          All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

     (3) EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  +2.1    Recapitalization Agreement by and among Danielson Holding
          Corporation, American Commercial Lines Holdings LLC ("ACL
          Holdings") American Commercial Lines LLC ("ACL"), the
          Preferred Unitholders signatory thereto and the Management
          Unitholders signatory thereto dated as of March 15, 2002
          (incorporated by reference to Exhibit 10.23 to ACL's Current
          Report on Form 8-K, filed March 27, 2002). The exhibits and schedules referenced in the Recapitalization Agreement have been omitted in accordance with Item 601(b)(2) of Regulation
          S-K. A copy of any omitted exhibit and/or schedule will be furnished supplementally to the Securities and Exchange
          Commission upon request.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  +2.2    First Amendment to Recapitalization Agreement dated as of
          May 29, 2002 by and among DHC, ACLH Acquisition LLC, ACL
          Holdings, ACL, the Preferred Unitholders (as defined
          therein) party thereto, the Management Unitholders (as
          defined therein) party thereto and the Consenting Common
          Unitholders (as defined therein) party thereto (incorporated by reference to Exhibit 10.23 of ACL's Current Report on
          Form 8-K dated May 29, 2002 and filed with the Commission on
          June 10, 2002).
  +3.1    Restated Certificate of Incorporation of Danielson Holding
          Corporation.
  +3.2    Bylaws of Danielson Holding Corporation.
  +3.3    Certificate of Formation of ACL Holdings (incorporated by
          reference to Exhibit 3.1 of ACL's Registration Statement on
          Form S-4, as amended (Registration No. 333-62227)).
  +3.4    Form of Certificate of Formation of ACL and the Subsidiary
          Guarantors (incorporated by reference to Exhibit 3.2 of
          ACL's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +3.5    Form of Limited Liability Company Agreement for the
          Subsidiary Guarantors (incorporated by reference to Exhibit
          3.3 of ACL's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
   3.6    Amended and Restated Limited Liability Company Agreement of
          the Parent dated as of January 22, 2003 by and between the
          Parent and ACLines LLC. (incorporated by reference to
          Exhibit 3.4 of ACL's 2002 Annual Report on Form 10-K filed with the Commission on March 27, 2003).
   3.7    Amended and Restated Limited Liability Company Agreement of
          ACL dated as of January 22, 2003 by and between the Parent and ACL (incorporated by reference to Exhibit 3.4 of ACL's
          2002 Annual Report on Form 10-K filed with the Commission on
          March 27, 2003).
  +3.8    Certificate of Incorporation of ACL Capital (incorporated by reference to Exhibit 3.6 of ACL's Registration Statement on
          Form S-4, as amended (Registration No. 333-62227)).
  +3.9    By-laws of ACL Capital (incorporated by reference to Exhibit
          3.7 of ACL's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +4.1    Indenture dated as of June 30, 1998 by and among ACL, ACL
          Capital and the Subsidiary Guarantors and the United States
          Trust Company of New York, as trustee (incorporated by
          reference to Exhibit 4.1 of ACL's Registration Statement on
          Form S-4, as amended (Registration No. 333-62227)).
  +4.2    Purchase Agreement dated as of June 23, 1998 among ACL, ACL
          Capital and the Subsidiary Guarantors, Wasserstein Perella
          Securities, Inc. and Chase Securities Inc. (incorporated by reference to Exhibit 4.2 of ACL's Registration Statement on
          Form S-4, as amended (Registration No. 333-62227)).
  +4.3    Registration Rights Agreement dated as of June 23, 1998 by and among ACL, ACL Capital and the Subsidiary Guarantors,
          Wasserstein Perella Securities, Inc. and Chase Securities
          Inc. (incorporated by reference to Exhibit 4.3 of ACL's
          Registration Statement on Form S-4, as amended (Registration
          No. 333-62227)).
  +4.4    Registration Rights Agreement dated as of June 30, 1998 by and among ACL, Vectura, National Marine, CSX Brown, Stuart
          Agranoff and Steven Anderson and each Person whose name is set forth on Schedule I therein (incorporated by reference to Exhibit 4.4 of ACL's Registration Statement on Form S-4,
          as amended (Registration No. 333-62227)).
  +4.5    Supplemental Indenture dated as of May 29, 2002 by and among
          ACL, ACL Capital Corp. and The Bank of New York (as
          successor trustee to United States Trust Company of New
          York) as Trustee (incorporated by reference to Exhibit 4.1 of ACL's Quarterly Report on Form 10-Q for period ending
          June 28, 2002 filed with the Commission on August 14, 2002).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  +4.6    Indenture dated May 29, 2002 for 11 1/4% Senior Notes due
          2008 by and among ACL, ACL Capital Corp., the Subsidiary
          Guarantors (defined therein) party thereto and The Bank of
          New York, as Trustee (incorporated by reference to Exhibit
          T3C filed with Amendment No. 1 to ACL's Application for
          Qualification of Indenture Under the Trust Indenture Act of
          1939 on Form T-3, filed with the Commission on May 29, 2002
          (File No. 022-28597)).
  +4.7    Indenture dated May 29, 2002 for 12% Pay-In-Kind Senior
          Subordinated Notes due 2008 by and among ACL, ACL Capital
          Corp., the Subsidiary Guarantors (defined therein) party
          thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit T3C filed with Amendment No. 1 to
          ACL's Application for Qualification of Indenture Under the
          Trust Indenture Act of 1939 on Form T-3, filed with the
          Commission on May 29, 2002 (File No. 022-28598)).
  +4.8    Credit Agreement dated as of June 30, 1998 among ACL, ACL
          Holdings, the Lenders (as defined therein) and The Chase
          Manhattan Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent ("Credit
          Agreement") (incorporated by reference to Exhibit 10.1 of
          ACL's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +4.9    Amendment No. 1, Waiver and Agreement dated as of January
          29, 1999 to Credit Agreement (incorporated by reference to
          Exhibit 10.14 of ACL's 2000 Annual Report on Form 10-K filed with the Commission on March 29, 2001).
  +4.10   Amendment and Waiver No. 2 dated as of December 13, 1999 to
          Credit Agreement (incorporated by reference to Exhibit 10.15 of ACL's 2000 Annual Report on Form 10-K filed with the
          Commission on March 29, 2001).
  +4.11   Consent and Waiver No. 3 dated as of June 1, 2000 to Credit
          Agreement (incorporated by reference to Exhibit 10.16 of
          ACL's 2000 Annual Report on Form 10-K filed with the
          Commission on March 29, 2001).
  +4.12   Amendment No. 4, Consent and Waiver dated as of October 13,
          2000 to Credit Agreement (incorporated by reference to
          Exhibit 10.17 of ACL's 2000 Annual Report on Form 10-K filed with the Commission on March 29, 2001).
  +4.13   Amendment No. 5, Waiver and Agreement dated as of December
          29, 2000 to Credit Agreement (incorporated by reference to
          Exhibit 10.18 of ACL's Annual Report on Form 10-K filed with the Commission on March 29, 2001).
  +4.14   Forbearance Agreement dated as of February 22, 2002 among
          the Parent, ACL, the ACL subsidiary guarantors, the Lenders
          (as defined therein), and The JPMorgan Chase Bank, as
          administrative agent (incorporated by reference to Exhibit
          10.20 of ACL's 2001 Annual Report on Form 10-K filed with
          the Commission on March 28, 2002).
  +4.15   Amendment Agreement dated as of April 11, 2002 among ACL,
          the Parent, the Lenders (as defined therein) party thereto and The JPMorgan Chase Bank, as issuing bank, as
          administrative agent, as security trustee and as collateral agent (incorporated by reference to Exhibit 10.1 of ACL's
          Quarterly Report on Form 10-Q for the period ended June 28,
          2002 filed with the Commission on August 14, 2002).
  +4.16   Credit Agreement dated as of June 30, 1998, as Amended and
          Restated as of April 11, 2002, among ACL, the Parent, the
          Lenders (as defined therein) party thereto and The JPMorgan
          Chase Bank, as issuing bank, as administrative agent, as
          security trustee and as collateral agent (incorporated by
          reference to Exhibit 10.2 of ACL's Quarterly Report on Form
          10-Q for the period ended June 28, 2002 filed with the
          Commission on August 14, 2002).
  +4.17   Amendment No. 1 and Agreement dated as of September 27, 2002 to the Amended and Restated Credit Agreement dated as of
          April 11, 2002 among ACL, the Parent, the Lenders (as
          defined therein) party thereto and The JPMorgan Chase Bank, as issuing bank, as administrative agent, as security
          trustee, and as collateral agent (incorporated by reference to Exhibit 10.1 of ACL's Quarterly Report on Form 10-Q for
          the period ended September 27, 2002 filed with the
          Commission on November 12, 2002).
 +10.1    Stock Purchase and Sale Agreement dated as of April 14, 1999 between Samstock, L.L.C. and Danielson Holding Corporation.
          (Filed with Report on Form 10-Q dated June 30, 1999, Exhibit
          10.1.)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 +10.2    Amendment No. 1, Assignment and Consent to Assignment of
          Stock Purchase and Sale Agreement dated May 7, 1999 among
          Samstock, L.L.C., S.Z. Investments, LLC and Danielson
          Holding Corporation. (Filed with Report on Form 10-Q dated
          June 30, 1999, Exhibit 10.2.)
 +10.3    Investment Agreement dated as of April 14, 1999 among
          Danielson Holding Corporation, Samstock, L.L.C. and Martin
          J. Whitman. (Filed with Report on Form 10-Q dated June 30,
          1999, Exhibit 10.3.)
 +10.4    Assignment and Consent to Assignment of Investment Agreement
          dated May 7, 1999 among Danielson Holding Corporation,
          Martin J. Whitman and S.Z. Investments, LLC (Filed with
          Report on Form 10-Q dated June 30, 1999, Exhibit 10.4.)
  10.5    Termination of Investment Agreement dated November 8, 2002 among Danielson Holding Corporation, Martin J. Whitman and
          S.Z. Investments, LLC.
  10.6    Registration Rights Agreement dated November 8, 2002 among
          Danielson Holding Corporation and S.Z. Investments, LLC.
 +10.7    Letter Agreement dated April 14, 1999 between Equity Group
          Investments, L.L.C. and Danielson Holding Corporation.
          (Filed with Report on Form 10-Q dated June 30, 1999, Exhibit
          10.5.)
 +10.8    Amendment dated June 2, 1999 to Letter Agreement dated April
          14, 1999 between Equity Group Investments, L.L.C. and
          Danielson Holding Corporation. (Filed with Report on Form
          10-Q dated June 30, 1999, Exhibit 10.6.)
*+10.9    1995 Stock and Incentive Plan. (Included as Amended Appendix
          B to Proxy Statement filed on August 2, 2000.)
*+10.10   Employment Agreement dated April 14, 1999 between Danielson
          Holding Corporation and David Barse. (Filed with Report on
          Form 10-Q dated June 30, 1999, Exhibit 10.7.)
*+10.11   Employment Agreement dated April 14, 1999 between Danielson
          Holding Corporation and Michael Carney. (Filed with Report on Form 10-Q dated June 30, 1999, Exhibit 10.8.)
  10.12   Letter Agreement dated December 20, 2002 between Danielson
          Holding Corporation, American Commercial Lines LLC and
          Credit Suisse First Boston Corporation.
*+10.13   ACL Severance Pay Plan (incorporated by reference to Exhibit
          10.10 of ACI's 1998 Annual Report on Form 10-K filed with
          the Commission on March 25, 1999).
*+10.14   ACL Salary Continuation Plan, as amended (incorporated by
          reference to Exhibit 10.11 of ACL's 1998 Annual Report on
          Form 10-K filed with the Commission on March 25, 1999).
*+10.15   Employment Agreement between ACL and David Wagstaff III
          dated June 25,1999 (incorporated by reference to Exhibit
          10.1 of ACL's Quarterly Report on Form 10-Q for the period ending July 2, 1999 filed with the Commission on August 10,
          1999).
*+10.16   Consulting Agreement between ACL and David Wagstaff III
          dated October 1, 1999 (incorporated by reference to Exhibit
          10.13 of ACL's 1999 Annual Report on Form 10-K filed with
          the Commission on March 30, 2000).
 +10.17   Receivables Purchase Agreement between American Commercial
          Lines Funding Corporation, as Seller, American Commercial
          Barge Line LLC, as Servicer, Jupiter Securitization
          Corporation, as a Purchaser, The Financial Institutions from time to time party thereto, as Purchasers and Bank One, NA
          (Main Office Chicago), as Agent, dated as of May 24, 2002
          (incorporated by reference to Exhibit 10.3 of ACL's
          Quarterly Report on Form 10-Q for the period ended June 28,
          2002 filed with the Commission on August 14, 2002).
 +10.18   First Amendment to Receivables Purchase Agreement dated as of November 11, 2002 between American Commercial Lines
          Funding Corporation, as Seller, American Commercial Barge
          Line LLC, as Servicer, the financial institutions from time to time party to the Receivables Purchase Agreement, as bank inventors, Jupiter Securitization Corporation (together with the bank investors, the Purchaser) and Bank One, NA (Main
          Office Chicago), as agent (incorporated by reference to
          Exhibit 10.2 of ACL's Quarterly Report on Form 10-Q for the
          period ended September 27, 2002 filed with the Commission on
          November 12, 2002).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 +10.19   Receivables Sales Agreement between American Commercial
          Barge Line LLC, as an Originator, American Commercial
          Terminals LLC, as an Originator, and American Commercial
          Lines Funding Corporation, as Buyer, dated as of May 24,
          2002 (incorporated by reference to Exhibit 10.4 of ACL's
          Quarterly Report on Form 10-Q for the period ended June 28,
          2002 filed with the Commission on August 14, 2002).
*+10.20   Management Agreement between ACL and Michael C. Hagan dated
          May 29, 2002 (incorporated by reference to Exhibit 10.5 of
          ACL's Quarterly Report on Form 10-Q for the period ended
          June 28, 2002 filed with the Commission on August 14, 2002).
*+10.21   Management Agreement between ACL and James J. Wolff dated
          May 29, 2002 (incorporated by reference to Exhibit 10.6 of
          ACL's Quarterly Report on Form 10-Q for the period ended
          June 28, 2002 filed with the Commission on August 14, 2002).
*+10.22   Amendment of the Special Retirement Plan of ACL dated May
          22, 2002 (incorporated by reference to Exhibit 10.7 of ACL's
          Quarterly Report on Form 10-Q for the period ended June 28,
          2002 filed with the Commission on August 14, 2002).
*+10.23   Amendment of the Supplemental Savings Plan of Eligible
          Executives of ACL dated May 22, 2002 (incorporated by
          reference to Exhibit 10.8 of ACL's Quarterly Report on Form
          10-Q for the period ended June 28, 2002 filed with the
          Commission on August 14, 2002).
*+10.24   Release and Waiver of Employment and Termination of
          Employment Claims between American Commercial Barge Line LLC and Michael A. Khouri dated August 22, 2002 (incorporated by reference to Exhibit 10.3 of ACL's Quarterly Report on Form
          10-Q for the period ended September 27, 2002 filed with the
          Commission on November 12, 2002).
*+10.25   Employment Agreement between American Commercial Barge Line
          LLC and R. Barry Uber dated July 11, 2001 (incorporated by reference to Exhibit 10.19 of ACL's 2001 Annual Report on
          Form 10-K filed with the Commission on March 28, 2002).
  10.26   Employment Agreement between ACL and Robert P. Herre dated
          August 11, 2000 (incorporated by reference to Exhibit 10.22 of ACL's 2002 Annual Report on Form 10-K filed with the
          Commission on March 27, 2003).
  21.1    Subsidiaries of Danielson Holding Corporation. (Filed with
          Report on Form 10-K for the fiscal year ended December 31,
          1996, Exhibit 21.)
 +99.1    Risk Factors for ACL (incorporated by reference to Exhibit
          99.1 of ACL's 2002 Annual Report on Form 10-K filed with the
          Commission on March 27, 2003).
  99.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          from Samuel Zell, Chief Executive Officer of Danielson
          Holding Corporation
  99.3    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          from Philip G. Tinkler, Chief Financial Officer of Danielson
          Holding Corporation

---------------

 + Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.

 *  Management Contract or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K: Concurrently with the filing of DHC's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002, DHC filed a Current Report on Form 8-K on November 12, 2002, which contained the Sarbanes-Oxley Act of 2002, Section 906 Certifications from Samuel Zell, Chief Executive Officer of ACL, and James J. Wolff, Chief Financial Officer of ACL.

(c) Exhibits: See Index to Exhibits

(d) All financial statements and schedules except those items listed under Item 15(a)(1) and (2) above are omitted because they are not applicable, or are not required, or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Danielson Holding Corporation
                                          (Registrant)

                                          By:        /s/ SAMUEL ZELL
                                            ------------------------------------
                                                        Samuel Zell
                                               President and Chief Executive
                                                           Officer

March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2003.

NAME                                                                     TITLE
----                                                                     -----
                /s/ SAMUEL ZELL                    President, Chief Executive Officer Chairman of DHC
------------------------------------------------    Board of Director (Principal Executive Officer)
                  Samuel Zell

             /s/ PHILIP G. TINKLER                  Chief Financial Officer (Principal Financial and
------------------------------------------------                  Accounting Officer)
               Philip G. Tinkler

               /s/ DAVID M. BARSE                                       Director
------------------------------------------------
                 David M. Barse

              /s/ RICHARD L. HUBER                                      Director
------------------------------------------------
                Richard L. Huber

             /s/ EUGENE M. ISENBERG                                     Director
------------------------------------------------
               Eugene M. Isenberg

              /s/ WILLIAM C. PATE                                       Director
------------------------------------------------
                William C. Pate

             /s/ JOSEPH P. SULLIVAN                                     Director
------------------------------------------------
               Joseph P. Sullivan

             /s/ MARTIN J. WHITMAN                                      Director
------------------------------------------------
               Martin J. Whitman

              /s/ CLAYTON YEUTTER                                       Director
------------------------------------------------
                Clayton Yeutter

                                 CERTIFICATIONS

I, Samuel Zell, the Chief Executive Officer of Danielson Holding Corporation ("DHC"), the registrant, certify that:

     1.  I have reviewed this annual report on Form 10-K of DHC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ SAMUEL ZELL
                                          --------------------------------------
                                          Samuel Zell
                                          Chief Executive Officer/
                                          Principal Executive Officer
                                          (Signature and Title)

Date: March 27, 2003

I, Philip Tinkler, Chief Financial Officer of Danielson Holding Corporation ("DHC"), the registrant, certify that:

     1.  I have reviewed this annual report on Form 10-K of DHC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ PHILIP G. TINKLER
                                          --------------------------------------
                                          Philip G. Tinkler
                                          Chief Financial Officer/
                                          Principal Financial Officer
                                          (Signature and Title)

Date: March 27, 2003