Form 10-Q
period 2003-03-28
DANIELSON HOLDING CORP
filed 2003-05-12
CIK 225648

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2003

                                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

                         COMMISSION FILE NUMBER: 1-6732

                          DANIELSON HOLDING CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                          95-6021257
     (State or Other Jurisdiction of                          (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)

  TWO NORTH RIVERSIDE PLAZA, SUITE 600
            CHICAGO, IL                                                60606
(Address of Principal Executive Offices)                            (Zip Code)

                                 (312) 466-4030
               Registrant's Telephone Number, Including Area Code:

                1701 EAST MARKET STREET, JEFFERSONVILLE, IN 47130
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  (X)           No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes  (X)           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                     OUTSTANDING AT MAY 12, 2003
           -----                                     ---------------------------

Common Stock, $0.10 par value                             30,817,297 shares

                          DANIELSON HOLDING CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 28, 2003

PART I

Item 1.  Financial Statements

    Condensed Consolidated Statements of Operations for the Quarters Ended March 28, 2003
    and March 31, 2002 (Unaudited).........................................................................      1

    Condensed Consolidated Statements of Financial Position as of March 28, 2003 (Unaudited)
    and December 27, 2002..................................................................................    2-3

    Condensed Consolidated Statement of Stockholders' Equity for the Quarter Ended
    March 28, 2003 (Unaudited).............................................................................      4

    Condensed Consolidated Statements of Cash Flows for the Quarters Ended March 28, 2003
    and March 31, 2002 (Unaudited).........................................................................      5

    Notes to Condensed Consolidated Financial Statements (Unaudited).......................................   6-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations......................................................................................  12-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................................     17

Item 4.  Controls and Procedures...........................................................................     17


PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................................................     18

Item 6.  Exhibits and Reports on Form 8-K..................................................................     18


OTHER

Signatures.................................................................................................     19

Certifications.............................................................................................  20-21

Exhibit 99.1 Certification of Periodic Financial Report from CEO...........................................     22

Exhibit 99.2 Certification of Periodic Financial Report from CFO...........................................     23


                          DANIELSON HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      QUARTERS ENDED
                                                                                 -----------------------
                                                                                  MARCH 28,    MARCH 31,
                                                                                    2003         2002
                                                                                 ----------   ----------
INSURANCE SERVICES:
   OPERATING REVENUES:
     Gross Premiums Earned                                                       $   11,096   $   20,614
     Ceded Premiums Earned                                                             (744)      (1,576)
                                                                                 ----------   ----------
        Net Premiums Earned                                                          10,352       19,038

     Net Investment Income                                                            1,162        1,546
     Net Realized Investment (Losses)                                                  (548)           -
     Other Income                                                                       110          195
                                                                                 ----------   ----------
        Total Insurance Services' Operating Revenues                                 11,076       20,779
                                                                                 ----------   ----------

   OPERATING EXPENSES:
     Gross Losses and Loss Adjustment Expenses                                       10,416       15,376
     Ceded Losses and Loss Adjustment Expenses                                       (1,227)        (644)
                                                                                 ----------   ----------
        Net Losses and Loss Adjustment Expenses                                       9,189       14,732

     Policy Acquisitions Expenses                                                     2,636        4,057
     General and Administrative                                                       1,034        1,540
                                                                                 ----------   ----------
        Total Insurance Services' Operating Expenses                                 12,859       20,329
                                                                                 ----------   ----------

        Operating (Loss) Income from Insurance Services                              (1,783)         450
                                                                                 ----------   ----------

PARENT COMPANY:
     Net Investment Income                                                              134           63
     Net Realized Investment Gains                                                      530            -
     Administrative Expenses                                                         (1,531)        (550)
                                                                                 ----------   ----------
        Operating (Loss) from Parent Company                                           (867)        (487)
                                                                                 ----------   ----------

        Operating (Loss) before Provision for Income Taxes                           (2,650)         (37)

   Income Tax Provision                                                                  12           17
                                                                                 ----------   ----------

     Operating (Loss) before Equity in Net (Loss) of
        Unconsolidated Marine Services Subsidiaries                                  (2,662)         (54)

   Equity in Net (Loss) of Unconsolidated Marine Services Subsidiaries              (55,174)           -
                                                                                 ----------   ----------

Net (Loss)                                                                       $  (57,836)  $      (54)
                                                                                 ==========   ==========

(LOSS) PER SHARE OF COMMON STOCK - BASIC                                         $    (1.88)  $        -
                                                                                 ==========   ==========

(LOSS) PER SHARE OF COMMON STOCK - DILUTED                                       $    (1.88)  $        -
                                                                                 ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)

                                                                                         (UNAUDITED)
                                                                                           MARCH 28,    DECEMBER 27,
                                                                                             2003           2002
                                                                                         ------------   ------------
                           ASSETS

PARENT COMPANY'S AND INSURANCE SERVICES' ASSETS:
   Cash and Cash Equivalents                                                             $      8,225   $      9,939
   Investments:
     Fixed Maturities, Available for Sale at Fair Value (Cost: $88,542 and $84,161)            92,286         88,499
     Equity Securities, Available for Sale at Fair Value (Cost: $5,606 and $6,620)              3,092          5,247
   Accrued Investment Income                                                                      906          1,143
   Premium and Consulting Receivables, Net of
     Allowances of $1,502 and $1,623                                                            7,337          7,638
   Reinsurance Recoverable on Paid Losses, Net of
     Allowances of $766 and $780                                                                2,719          3,124
   Reinsurance Recoverable on Unpaid Losses, Net of
     Allowances of $221 and $206                                                               22,453         22,057
   Ceded Unearned Premiums                                                                      1,382          1,091
   Properties, Net                                                                                260            382
   Investments in Unconsolidated Marine Services Subsidiaries                                   4,128              -
   Other Assets                                                                                 3,457          4,370
                                                                                         ------------   ------------
        Total Parent Company's and Insurance Services' Assets                                 146,245        143,490
                                                                                         ------------   ------------

PREVIOUSLY CONSOLIDATED MARINE SERVICES SUBSIDIARIES' ASSETS:
   CURRENT ASSETS
     Cash and Cash Equivalents                                                                      -         15,244
     Restricted Cash                                                                                -          6,328
     Accounts Receivable                                                                            -         50,630
     Accounts Receivable - Related Parties                                                          -          6,571
     Materials and Supplies                                                                         -         34,774
     Other Current Assets                                                                           -         27,342
                                                                                         ------------   ------------
        Total Current Assets                                                                        -        140,889

   PROPERTIES - Net                                                                                 -        654,193
   PENSION ASSETS                                                                                   -         20,806
   INVESTMENT IN UABL                                                                               -         48,627
   OTHER ASSETS                                                                                     -         26,893
                                                                                         ------------   ------------
        Total Previously Consolidated Marine Services Subsidiaries' Assets                          -        891,408
                                                                                         ------------   ------------

        Total Assets                                                                     $    146,245   $  1,034,898
                                                                                         ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)

                                                                                          (UNAUDITED)
                                                                                           MARCH 28,    DECEMBER 27,
                                                                                              2003          2002
                                                                                         ------------   ------------
              LIABILITIES AND STOCKHOLDERS' EQUITY

PARENT COMPANY'S AND INSURANCE SERVICES' LIABILITIES:
   Unpaid Losses and Loss Adjustment Expenses                                            $     94,807   $    101,249
   Unearned Premiums                                                                           11,935         10,622
   Other Liabilities                                                                            6,160          3,874
                                                                                         ------------   ------------
        Total Parent Company's and Insurance Services' Liabilities                            112,902        115,745
                                                                                         ------------   ------------

PREVIOUSLY CONSOLIDATED MARINE SERVICES SUBSIDIARIES' LIABILITIES:
   CURRENT LIABILITIES
     Accounts Payable                                                                               -         36,437
     Accrued Payroll and Fringe Benefits                                                            -         16,686
     Deferred Revenue                                                                               -         10,835
     Accrued Claims and Insurance Premiums                                                          -         26,695
     Accrued Interest                                                                               -         16,761
     Short-Term Debt                                                                                -         43,873
     Current Portion of Long-Term Debt                                                              -        590,731
     Other Current Liabilities                                                                      -         38,768
                                                                                         ------------   ------------
        Total Current Liabilities                                                                   -        780,786

   LONG-TERM DEBT                                                                                   -          8,468
   PENSION LIABILITY                                                                                -         15,072
   OTHER LONG-TERM LIABILITIES                                                                      -         37,467
                                                                                         ------------   ------------
        Total Previously Consolidated Marine Services Subsidiaries' Liabilities                     -        841,793
                                                                                         ------------   ------------
        Total Liabilities                                                                     112,902        957,538
                                                                                         ------------   ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock ($0.10 par value; authorized 10,000,000 shares; none issued                      -              -
     and outstanding)
   Common Stock ($0.10 par value; authorized 150,000,000 shares; issued                         3,083          3,083
     30,828,093 shares; outstanding 30,817,297 shares)
   Additional Paid-in Capital                                                                 117,173        117,148
   Unearned Compensation                                                                       (1,005)        (1,132)
   Accumulated Other Comprehensive Income (Loss)                                                1,203        (12,464)
   Retained (Deficit)                                                                         (87,045)       (29,209)
   Treasury Stock (Cost of 10,796 shares)                                                         (66)           (66)
                                                                                         ------------   ------------
        Total Stockholders' Equity                                                             33,343         77,360
                                                                                         ------------   ------------
        Total Liabilities and Stockholders' Equity                                       $    146,245   $  1,034,898
                                                                                         ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 28, 2003
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                       COMMON STOCK         ADDITIONAL                    OTHER
                                                  -----------------------    PAID-IN      UNEARNED    COMPREHENSIVE       RETAINED
                                                    SHARES       AMOUNT      CAPITAL    COMPENSATION  (LOSS) INCOME       (DEFICIT)
                                                  ----------   ----------   ----------  ------------  -------------      ----------
Balance at December 27, 2002                      30,828,093   $    3,083   $  117,148   $   (1,132)    $  (12,464)      $  (29,209)
Stock Option Compensation Expense                                                   25
Amortization of Unearned Compensation                                                           127

Comprehensive (Loss):
  Net
Loss                                                                                                                        (57,836)
  Net Unrealized (Loss) on Available for
    Sale Securities                                                                                         (1,125)
  Reclassification Adjustment for Net
     Realized Gain on Available for Sale
      Securities Included in Net Loss                                                                         (530)
  Net Reclassification Adjustment for
    Amount Included in Equity in
      Net Loss of Unconsolidated
        Marine Services Subsidiaries                                                                        15,322
                                                                                                        ----------       ----------
          Total Comprehensive Income (Loss)                                                                 13,667          (57,836)
                                                  ----------   ----------   ----------   ----------     ----------       ----------

Balance at March 28, 2003                         30,828,093   $    3,083   $  117,173   $   (1,005)    $    1,203       $  (87,045)
                                                  ==========   ==========   ==========   ==========     ==========       ==========


                                                   TREASURY STOCK
                                                  ----------------
                                                  SHARES    AMOUNT      TOTAL
                                                  ------   -------    ----------
Balance at December 27, 2002                      10,796   $   (66)   $   77,360
Stock Option Compensation Expense                                             25
Amortization of Unearned Compensation                                        127
                                                                      ----------
Comprehensive (Loss):
  Net Loss                                                               (57,836)
  Net Unrealized (Loss) on Available for
    Sale Securities                                                       (1,125)
  Reclassification Adjustment for Net
     Realized Gain on Available for Sale
      Securities Included in Net Loss                                       (530)
  Net Reclassification Adjustment for
    Amount Included in Equity in
      Net Loss of Unconsolidated
        Marine Services Subsidiaries                                      15,322
                                                                      ----------
          Total Comprehensive Income (Loss)                              (44,169)
                                                  ------   -------    ----------

Balance at March 28, 2003                         10,796   $   (66)   $   33,343
                                                  ======   =======    ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                QUARTERS ENDED
                                                                                         ---------------------------
                                                                                           MARCH 28,      MARCH 31,
                                                                                             2003           2002
                                                                                         ------------   ------------
OPERATING ACTIVITIES
   Net (Loss)                                                                            $    (57,836)  $        (54)
   Adjustments to Reconcile Net (Loss) to Net Cash (Used in)
     Operating Activities:
        Net Loss on Investment Securities                                                          18              -
        Depreciation and Amortization                                                             137            158
        Stock Option and Unearned Compensation Expense                                            152              -
        Interest Accretion and Amortization                                                        28              -
        Equity in Net (Loss) of Unconsolidated Marine Services Subsidiaries                    55,174              -
        Change in Operating Assets and Liabilities:
          Accrued Investment Income                                                               237            186
          Premium and Consulting Receivables                                                      301          2,152
          Reinsurance Recoverable on Paid Losses                                                  405           (693)
          Reinsurance Recoverable on Unpaid Losses                                               (396)           618
          Prepaid Reinsurance Premiums                                                              -            488
          Ceded Unearned Premiums                                                                (291)             -
          Other Assets                                                                            550              -
          Unpaid Losses and Loss Adjustment Expenses                                           (6,442)        (2,366)
          Unearned Premiums                                                                     1,313         (3,683)
          Other Liabilities                                                                     2,164           (170)
        Other, Net                                                                                 26            696
                                                                                         ------------   ------------
             Net Cash (Used in) Operating Activities                                           (4,460)        (2,668)
                                                                                         ------------   ------------

INVESTING ACTIVITIES
   Property Additions                                                                             (15)            (2)
   Collection of Notes Receivable from Affiliate                                                6,036              -
   Proceeds from the Sale of Investment Securities                                              8,722              -
   Distribution Received from Unconsolidated Marine Services Subsidiary                            58              -
   Matured or Called Investment Securities                                                          -          7,799
   Purchase of Investment Securities                                                          (12,055)        (2,515)
                                                                                         ------------   ------------
        Net Cash Provided by Investing Activities                                               2,746          5,282
                                                                                         ------------   ------------

FINANCING ACTIVITIES
   Proceeds from Exercise of Options to Purchase Common Stock                                       -             18
                                                                                         ------------   ------------
     Net Cash Provided by Financing Activities                                                      -             18
                                                                                         ------------   ------------

Net (Decrease) Increase in Cash and Cash Equivalents                                           (1,714)         2,632
Cash and Cash Equivalents at Beginning of Period                                                9,939         17,866
                                                                                         ------------   ------------
        Cash and Cash Equivalents at End of Period                                       $      8,225   $     20,498
                                                                                         ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 28, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Danielson Holding Corporation ("DHC") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except for the other than temporary impairment charges discussed in Notes 3 and 9) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 27, 2002. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 2003.

      DHC is a holding company whose subsidiaries consist principally of insurance operations in the western United States, primarily California, and American Commercial Lines LLC ("ACL"), an integrated marine transportation and service company. ACL provides barge transportation and ancillary services throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Ohio and Illinois Rivers and their tributaries and the Intracoastal canals that parallel the Gulf Coast. In addition, ACL provides barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River System serving Argentina, Brazil, Paraguay, Uruguay and Bolivia.

      As more fully disclosed in Note 2, ACL, which was acquired on May 29, 2002, and certain of its subsidiaries filed a petition on January 31, 2003 with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division to reorganize under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, while DHC continues to exercise significant influence over the operating and financial policies of ACL, it no longer maintains control of the activities of ACL. Accordingly, DHC no longer includes ACL and its subsidiaries as consolidated subsidiaries in DHC's financial statements. DHC's investments in these entities are presented using the equity method effective as of the beginning of the quarter ended March 28, 2003. DHC has direct ownership interest in two of ACL's 50% owned subsidiaries. It owns a 5.4% interest in Global Materials Services, LLC ("GMS") and a 50% interest in Vessel Leasing, LLC ("Vessel Leasing"). These direct ownership interests are also reported using the equity method of accounting since DHC has the ability to exercise significant influence over the operating and financial policies of these companies. Under the equity method of accounting, DHC reports its share of ACL's, GMS's, and Vessel Leasing's ("Investees") income and loss for the period based on its ownership interest. DHC, GMS and Vessel Leasing are not guarantors of ACL's debt nor are they liable for any of ACL's liabilities.

      In addition, DHC holds all of the voting stock of Danielson Indemnity Company ("DIND"). DIND owns 100% of the common stock of National American Insurance Company of California, DHC's principal operating insurance subsidiary, which owns 100% of the common stock of Valor Insurance Company, Incorporated ("Valor"). National American Insurance Company of California and its subsidiaries are collectively referred to herein as "NAICC". The operations of NAICC are in property and casualty insurance. NAICC writes non-standard private passenger and commercial automobile insurance in the western United States, primarily California.

      ACL, GMS and Vessel Leasing are together referenced to herein as "Marine Services". DHC's insurance subsidiaries are referenced to herein as "Insurance Services".

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 28, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION (CONTINUED)

      The December 27, 2002 consolidated financial statements include the accounts of DHC, ACL and its consolidated subsidiaries, GMS, Vessel Leasing and DIND and its consolidated subsidiaries. The March 28, 2003 consolidated financial statements include the accounts of DHC and DIND and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. As previously mentioned, DHC's investments in ACL and its consolidated subsidiaries, GMS and Vessel Leasing are included in the quarter ended March 28, 2003 consolidated financial statements using the equity method of accounting.

      The accompanying consolidated statement of financial position at December 27, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Amounts on this statement have been reclassified to conform to the March 2003 presentation.

      Through June 30, 2002, DHC's reporting periods were calendar month ends. ACL's reporting periods end on the last Friday of the month. In the third quarter of 2002, DHC conformed its reporting periods to ACL's. These financial statements report 2002 activity through March 31, 2002 and 2003 activity through the last Friday in March.

NOTE 2. CHAPTER 11 FILING

      During 2002 and 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, ACL's revenues and earnings did not meet expectations and ACL's liquidity was significantly impaired and debt covenant violations occurred. As a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003 (the "Petition Date"), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code" or "Chapter 11") under case number 03-90305. Included in the filing are ACL, ACL's direct parent (American Commercial Lines Holdings LLC), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the "Debtors") under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court under case number 03-90305. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries. Neither DCH, GMS nor Vessel Leasing filed for Chapter 11 protection and are not party to any proceedings under the Bankruptcy Code.

      ACL and the other Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11 a plan of reorganization that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined; however, the Debtors have the exclusive right to file a plan of reorganization at any time during the 120 day period following January 31, 2003 and have filed a motion to extend such time period 120 days. If the exclusive filing period were to expire, other parties, such as ACL creditors, would have the right to propose alternative plans of reorganization.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 28, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 2. CHAPTER 11 FILING (CONTINUED)

      The Debtors have entered into a debtor-in-possession Credit Facility (the "DIP Credit Facility") that provides up to $75 million of financing. As of March 31, 2003, the Debtors have drawn $50 million, which was used to retire ACL's Pre-Petition Receivables Facility and which continues to be used to fund the Debtors' day-to-day cash needs. The DIP Credit Facility is secured by the same and additional assets that collateralized ACL's Senior Credit Facilities and Pre-Petition Receivables Facility, and bears interest, at ACL's option, at LIBOR plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the facility.

      The DIP Credit Facility also contains certain restrictive covenants that, among other things, restrict the Debtors' ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, and limit its capital expenditures.

      Certain events of default under ACL's Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes have occurred subsequent to December 27, 2002, the effects of which are stayed pursuant to certain provisions of the Bankruptcy Code.

      Under Chapter 11, actions by creditors to collect claims in existence at the filing date are stayed or deferred absent specific Bankruptcy Court authorization to pay such pre-petition claims while the Debtors continue to manage their businesses as debtors-in-possession and act to develop a plan of reorganization for the purpose of emerging from these proceedings. A claims bar date has not yet been established. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including but not limited to employee wages and certain employee benefits, certain critical vendor payments, certain insurance and claim obligations and certain tax obligations as a plan of reorganization is developed.

      The amount of the claims to be filed against the Debtors by their creditors could be significantly different than the amount of the liabilities recorded by the Debtors. The Debtors also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Under these Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and ACL's equity investor may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value, and the membership interests of ACL's equity investor, DHC, being diluted or cancelled. The Debtors have not yet proposed a plan of reorganization. The Debtors' pre-petition creditors and DHC will each have a vote in the plan of reorganization.

      The United States Trustee has appointed an unsecured creditors' committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 28, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 2. CHAPTER 11 FILING (CONTINUED)

      The Chapter 11 process presents inherent material uncertainty; it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Debtors will continue to operate in their present organizational structure, or the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors and equity holder. The ultimate recovery, if any, by creditors and DHC will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies. While it cannot presently be determined, DHC believes it will receive little or no value with respect to its equity interest in ACL. Accordingly, after recognizing its equity in ACL's net loss for the quarter ended March 28, 2003, DHC wrote off its remaining investment in ACL as an other than temporary asset impairment (see Note 3).

NOTE 3. EQUITY IN INCOME AND LOSSES OF MARINE SERVICES INVESTEES

      As discussed in Note 2, DHC has written off its investment in ACL during the quarter ended March 28, 2003. The GMS and Vessel Leasing investments are not considered by DHC to be impaired. The 2003 reported net loss includes, under the caption "Equity in Net (Loss) of Unconsolidated Marine Services Subsidiaries", the following components:

ACL's 2003 Reported (Loss)                                            $(46,998)

Other Than Temporary Impairment of Remaining
  Original Investment in ACL as of March 28, 2003                       (8,205)
                                                                      --------

     Total ACL (Loss)                                                  (55,203)

GMS (Loss)                                                                 (34)

Vessel Leasing Income                                                       63
                                                                      --------

     Equity in Net (Loss) of Unconsolidated
       Marine Services Subsidiaries                                   $(55,174)
                                                                      ========

Activity in these subsidiaries for the quarter ended March 28, 2003 is as follows:

                                                                                  Vessel
                                                ACL               GMS             Leasing
                                                ---               ---             -------
Net Revenue                                  $139,153           $13,150           $1,152
Operating (Loss) Income                       (27,791)              618              680
Net (Loss) Income                             (46,998)             (624)             126

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 28, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 4. PER SHARE DATA

      Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during the relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Basic and fully diluted earnings per share have been calculated using only the average number of outstanding shares of Common Stock. Such average shares were 30,817,297 and 19,507,263 for the quarters ended March 28, 2003 and March 31, 2002, respectively. Diluted earnings per share do not include average shares related to stock options and warrants because their effect is anti-dilutive.

NOTE 5. REINSURANCE

      NAICC cedes reinsurance on an excess of loss basis for workers' compensation risks in excess of $500 prior to April 2000 and $200 thereafter. For all other lines, NAICC cedes reinsurance on an excess of loss basis for exposure excess of $250.

NOTE 6. INCOME TAXES

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

      DHC has made provisions for certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activities of the trusts referred to above. For further information, reference is made to Note 14 of the Notes to the Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 27, 2002.

NOTE 7. STOCKHOLDERS' EQUITY

      In connection with efforts to preserve DHC's net operating tax loss carryforwards, DHC has imposed restrictions on the ability of holders of five percent or more of DHC Common Stock to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 28, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 8.   BUSINESS SEGMENTS

                                                       Insurance     Marine     Corporate       Total
                                                       ---------     ------     ---------       -----
Quarter Ended March 28, 2003:
     Operating Revenues                                $ 11,076    $      --    $     --      $  11,076
     Segment (Loss)                                      (1,783)          --        (867)        (2,650)
     Equity in Net (Loss) of Unconsolidated
          Marine Services Subsidiaries                       --      (55,174)         --        (55,174)

Quarter Ended March 31, 2002:
     Operating Revenues                                $ 20,779    $      --    $     --      $  20,779
     Segment Income (Loss)                                  450           --        (487)           (37)

NOTE 9. INVESTMENTS

      DHC's fixed maturity and equity securities portfolio is classified as "available for sale" and is carried at fair value. Changes in fair value are credited or charged directly to stockholders' equity as unrealized gains or losses, respectively. "Other than temporary" declines in fair value are recorded as realized losses in the statement of operations and the cost basis of the security is reduced. DHC recorded an "other than temporary" decline in fair value of its securities portfolio of $841 during the quarter ended March 28, 2003.

NOTE 10. INCENTIVE COMPENSATION PLANS

      Stock-based compensation cost is measured using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") for DHC directors and employees. The fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") is used to measure stock-based compensation for DHC contractors. Pro forma net loss and loss per share are disclosed below as if the fair value based method of accounting under SFAS 123 had been applied to all stock-based compensation awards.

                                                     Quarter Ended           Quarter Ended
                                                     March 28, 2003         March 31,  2002
                                                     --------------         ---------------
Stock Option Expense Recorded......................   $       (25)              $    --
                                                      ===========               =======

Net (Loss) As Reported.............................   $   (57,836)              $    (54)
Pro Forma Compensation Expense.....................          (553)                  (149)
                                                      -----------               --------
Pro Forma Net (Loss) ..............................   $   (58,389)              $   (203)
                                                      ===========               ========

Diluted (Loss) Per Share:
     As Reported...................................   $     (1.88)              $    --
     Pro Forma.....................................         (1.90)                 (.01)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in the Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Danielson Holding Corporation ("DHC") and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan", "believe", "expect", "anticipate", "intend", "estimate", "project", "may", "will", "would", "could", "should", "seeks", or "scheduled to", or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PLSRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. DHC cautions investors that any forward-looking statements made by DHC are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to DHC, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of DHC's Annual Report on Form 10-K for the year ended December 27, 2002 and in other securities filings by DHC.

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

OVERVIEW AND SIGNIFICANT EVENTS

      DHC is organized as a holding company with substantially all of its current operations conducted in the Insurance Services industry. DHC also has investments in companies engaged in the Marine Services industry which are accounted for under the equity method.

      DHC, on a parent-only basis, has continuing expenditures for administrative expenses and derives revenues primarily from investment returns on portfolio securities. Therefore, the analysis of DHC's financial condition is generally done on an operating subsidiary basis. DHC possesses approximately $605 million in tax net operating loss carryforwards. DHC's strategic and business plan is to acquire businesses that will allow DHC to earn an attractive return on its investments.

      In May 2002, as part of DHC's implementation of its strategic plan, DHC acquired a 100% ownership interest in American Commercial Lines, LLC ("ACL") thereby entering into the marine transportation, construction and related service provider businesses.

      On January 31, 2003 ACL and certain of its subsidiaries and its immediate direct parent entity, American Commercial Lines Holdings, LLC ("ACL Holdings"), filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. For additional information see Note 2 in the accompanying financial statements and DHC's Annual Report on Form 10-K for the year ended December 27, 2002.

      DHC owns a direct 5.4% interest in Global Materials Services, LLC ("GMS") and a direct 50% interest in Vessel Leasing, LLC ("Vessel Leasing"). ACL owns 50% of GMS and the remaining 50% of Vessel Leasing. Neither of these two companies filed for Chapter 11 protection. GMS is an owner and operator of marine terminals and warehouse operations, and Vessel Leasing leases barges to ACL's barge transportation operations which are in Chapter 11. DHC, GMS and Vessel Leasing are not guarantors of ACL's debt nor are they liable for any of ACL's liabilities.

      As a result of the bankruptcy filing, while DHC continues to exercise significant influence over the operating and financial policies of ACL, it no longer maintains control of ACL. Accordingly, for the quarter ended March 28, 2003, DHC has accounted for its investments in ACL, GMS and Vessel Leasing using the equity method of accounting. Under the equity method of accounting, DHC reports its share of the equity investees' income or loss based on its ownership interest.

      In conjunction with the uncertainty of the outcome of the ACL bankruptcy, DHC evaluated the carrying values of its investments in ACL, GMS and Vessel Leasing and recorded an impairment loss for its remaining original investment in ACL as described in Note 3 of the accompanying financial statements. No impairment loss adjustments have been made to the carrying values of GMS and Vessel Leasing. The carrying values of the investments in GMS and Vessel Leasing at March 28, 2003 were $1,172 and $2,959, respectively.

RESULTS OF INSURANCE OPERATIONS

      The operations of DHC's insurance subsidiary, National American Insurance Company of California ("NAICC"), are primarily property and casualty insurance. NAICC's objective is to underwrite business that is expected to yield an underwriting profit. In 2001 NAICC began exiting both the workers' compensation line of insurance in all states, and private passenger lines of insurance outside of California. The last workers' compensation policy outside Montana was issued in July 2001 and the last Montana workers' compensation policy was issued in January 2002. The remaining lines of insurance written by NAICC in 2003 are private passenger automobile in California and commercial automobile in California and Arizona.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

      Net premiums earned were $10.4 million and $19.0 million for the quarters ended March 28, 2003 and March 31, 2002, respectively. The change in net premiums earned during those quarters was directly related to the change in net premiums written. Net written premiums were $11.4 million and $15.8 million for the quarters ended March 28, 2003 and March 31, 2002, respectively.

      The $4.4 million decrease in net written premiums for 2003 was attributable to a reduction in commercial and private passenger automobile policies written and the expiration of all in force workers' compensation policies.

      Net written premiums in workers' compensation decreased by $3.6 million during 2003 over the comparable period in 2002. The final workers' compensation policy expired in January 2003. Net written premiums for non-standard private passenger automobile were $5.2 million in 2003, a decrease of $1.3 million from the comparable period in 2002. The decrease in non-standard private passenger automobile net written premiums was due to decreased production. Net written premiums for non-standard commercial automobile were $6.0 million in 2003, an increase over the comparable period in 2002, by $.5 million. The increase in commercial automobile net written premiums was due to rate increases of 13% over the period compared. Although NAICC lifted its moratorium on new policies for commercial automobile, effective January 1, 2003, the renewal activity over the course of 2002 declined such that volume for the quarter ended March 28, 2003 was $.2 million less than the comparable quarter of 2002. NAICC increased rates for commercial automobile by 10.2% for new and renewal business, effective April 1, 2003 and June 1, 2003, respectively.

      Net investment income was $1.2 million and $1.5 million for the quarters ended March 28, 2003 and March 31, 2002, respectively. The decrease was attributable to reductions in both the overall portfolio yield and the cash and invested asset base. Average fixed income portfolio yield on bonds was 5.86% during the quarter ended March 28, 2003 compared to 6.28% as of the quarter ended March 31, 2002. Average cash and invested assets earning interest, exclusive of its investments in ACL, decreased by $14.2 million from the comparable period in 2002 with an ending asset base of $96.0 million as of March 28, 2003. Realized losses were $.5 million in the current quarter and were due to the impairment of an equity security of $.8 million, offset by a gain on the sale of an equity security of $.3 million. No realized gains were recorded for the comparable period in 2002.

      Net losses and loss adjustment expenses ("LAE") were $9.2 million and $14.7 million for the quarters ended March 28, 2003 and March 31, 2002, respectively. The resulting loss and LAE ratios for the corresponding periods were 88.8% and 77.4%, respectively. The loss and LAE ratio increased in 2003 over 2002 due to a $1.3 million adverse development of 2002 and prior accident years in the commercial automobile line.

      Policy acquisition costs were $2.6 million and $4.1 million for the quarters ended March 28, 2003 and March 31, 2002, respectively. As a percentage of net premiums earned, policy acquisition expenses were 25.4% and 21.3% for the quarters ended March 28, 2003 and March 31, 2002, respectively. The increase in the policy acquisition expense ratio in 2003 was due primarily to larger decreases in earned premium volume than reductions in fixed underwriting expenses.

      General and administrative expenses were $1.0 million and $1.5 million for the quarters ended March 28, 2003 and March 31, 2002, respectively. General and administrative expenses decreased in 2003 compared to 2002 due to the relationship of expenses supporting claims.

      Combined underwriting ratios were 124.2% and 106.8% for the quarters ended March 28, 2003 and March 31, 2002, respectively. Loss from insurance operations for the quarter ended March 28, 2003 was $1.8 million compared with operating income of $.4 million for the quarter ended March 31, 2002.

CASH FLOW FROM INSURANCE OPERATIONS

      Cash used in operations was $4.5 million and $2.8 million for the quarters ended March 28, 2003 and March 31, 2002, respectively. The increase in cash used in operations was due to NAICC experiencing a condition in which claim payments related to the lines and territories placed into run-off exceed premium receipts from existing lines. Such negative cash flow requires the sale of invested assets to meet obligations as they arise. Cash used in investing activities was $5.1 million for the quarter ended March 28, 2003 compared to $5.3 million provided by investing activities for the comparable period in 2002. The $10.4 million fluctuation in cash (used in) provided by investing activities was due to the acquisition of fixed income securities. The primary source of cash for investment in fixed income securities in 2003 resulted from a $4.0 million capital contribution by DHC and early repayment of a $4.0 million promissory note that was due to NAICC in May 2004. Overall cash and invested assets at March 28, 2003 were $99.1 million compared to $97.3 million at December 27, 2002.

LIQUIDITY AND CAPITAL RESOURCES - INSURANCE OPERATIONS

      NAICC requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. NAICC meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, NAICC relies on the sale of invested assets. NAICC's investment policy guidelines require that all loss and LAE liabilities be matched by a comparable amount of investment grade assets. DHC believes that NAICC has both adequate capital resources and sufficient reinsurance to meet any unforeseen events such as natural catastrophes, reinsurer insolvencies, or possible reserve deficiencies.

      The three most common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk), reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and LAE reserves), and risk based capital (measuring a combination of operating, financial, reinsurance, investment and other risk factors). A commonly accepted standard for net written premium-to-surplus ratio is 3 to 1, although this varies with different lines of business. NAICC's annualized premium-to-statutory surplus ratio of 2.3 to 1 and
1.7 to 1 for the quarters ended March 28, 2003 and March 31, 2002, respectively, remains well under current industry standards. A commonly accepted standard for the ratio of losses and LAE reserves-to-statutory surplus is 5 to 1, compared with NAICC's ratio of 4.0 to 1 at March 28, 2003.

      The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk based capital requirements ("RBC"). The RBC model for property and casualty insurance companies requires that carriers report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. As noted above, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, it was determined for statutory insurance accounting purposes that NAICC's investment in ACL was fully impaired. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7.4 million. This charge, when combined with NAICC's underwriting results and investment losses reduced its statutory surplus level below the Company Action Level of NAICC's RBC calculation. In response to the above statutory condition, DHC repaid the $4 million note due May 2004 to NAICC, and further contributed $4 million to NAICC to increase its statutory capital during February 2003. With permission from the California Department of Insurance, these transactions were recorded at December 31, 2002. As a condition to granting such permission, the Department will require NAICC to obtain permission prior to entering into any future loans with an affiliate. After consideration for the $8 million noted above, NAICC's reported capital and surplus as of December 31, 2002 was above the Company Action Level of NAICC's RBC calculation. NAICC has projected its RBC requirement as of March 28, 2003 under the RBC model and believes that it is above the Company Action Level of NAICC's RBC calculation.

RESULTS OF PARENT OPERATIONS

      General and administrative expenses were approximately $1 million higher during the quarter ended March 28, 2003 compared to the quarter ended March 31, 2002. This is primarily attributable to increased professional fees incurred concerning the ACL bankruptcy as well as increased insurance costs.

CASH FLOW FROM PARENT-ONLY OPERATIONS

      Operating cash flow of DHC, on a parent-only basis, is primarily dependent on the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the quarters ended March 28, 2003, cash provided by parent-only operating activities was a nominal amount. For the quarter ended March 31, 2002, cash provided by parent-only operating activities was $.1 million.

      During the quarter ended March 28, 2003, DHC, on a parent-only basis, had net cash used in investing and financing activities of approximately $.2 million. An investment in an available-for-sale security was sold for proceeds of $1.8 million and a note receivable from ACLines LLC, in the amount of $6.0 million, was repaid. DHC made an additional capital contribution of $4 million to NAICC. Additionally, a loan due to NAICC in the amount of $4 million, plus accrued interest was repaid.

LIQUIDITY AND CAPITAL RESOURCES - PARENT-ONLY OPERATIONS

      On a parent-only basis, DHC's sources of funds are its investments as well as dividends received from its subsidiaries. Various state insurance requirements restrict the amounts that may be transferred to DHC in the form of dividends or loans from its insurance subsidiaries without prior regulatory approval.

      At March 28, 2003 and March 31, 2002 cash and marketable security investments of DHC, on a parent-only basis, were approximately $4.5 million and $37.7 million, respectively. The decrease is primarily attributable to DHC contributing its investment in ACL senior notes as part of the consideration in its acquisition of ACL in May 2002.

EQUITY IN NET (LOSS) OF UNCONSOLIDATED MARINE SERVICES SUBSIDIARIES

      As noted above, DHC accounts for its investments in Marine Services subsidiaries under the equity method effective for the quarter ended March 28, 2003. The equity in net (loss) of unconsolidated Marine Services subsidiaries includes DHC's share of the subsidiaries' reported net loss of $46,969, as well as an other than temporary impairment charge of $8,205 related to the investment in ACL.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      As noted above, the foregoing discussion may include forward-looking statements that involve risks and uncertainties. In addition to other factors and matters discussed elsewhere herein, some of the important factors that, in the view of DHC, could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

         1. The insurance products sold by NAICC are subject to intense competition from many competitors, many of whom have substantially greater resources than NAICC. There can be no assurance that NAICC will be able to successfully compete and generate sufficient premium volume at attractive prices to be profitable.

         2. The insurance industry is highly regulated and it is not possible to predict the impact of future state and federal regulation on the operations of NAICC.

         3. Unpaid losses and LAE are based on estimates of reported losses, historical experience of losses reported by reinsured companies for insurance assumed from such insurers, and estimates based on historical and industry experience for unreported claims. Such liability is, by necessity, based upon estimates which may change in the near term, and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates.

         4. NAICC is subject to certain regulatory RBC requirements. Depending on its RBC, NAICC could be subject to four levels of increasing regulatory intervention ranging from company action to mandatory control. NAICC's capital is also one factor used to determine its ability to distribute or loan funds to DHC.

         5. In order to implement its business plan, DHC has been seeking to enter into strategic partnerships and/or make acquisitions of businesses that would enable DHC to earn an attractive return on investment. Restrictions on DHC's ability to issue additional equity in order to finance any such transactions exist which could significantly affect DHC's ability to finance any such transaction. DHC may have limited other resources with which to implement its strategy and there can be no assurance that any transaction will be successfully consummated.

         6. One of DHC's potentially significant assets is its net operating loss carryforwards for income tax reporting purposes. In order to utilize the loss carryforwards, DHC must generate taxable income which can offset such carryforwards. The loss carryforwards are also utilized by income from certain grantor trusts that were established as part of the Mission Insurance Group Inc. reorganization. The carryforwards will expire if not used. The carryforwards would be further substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of Internal Revenue Code. DHC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year "testing period" by "5% stockholders".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      DHC's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to DHC's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to DHC's equity portfolio are primarily equity price risk. There have been no material changes to DHC's market risk for the quarter ended March 28, 2003. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 27, 2002.

ITEM 4. CONTROLS AND PROCEDURES

      Within 90 days prior to the date of this Quarterly Report on Form 10-Q, DHC carried out an evaluation, under supervision and with the participation of DHC's management, including DHC's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of DHC's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that DHC's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q and DHC's other periodic filings is recorded, processed, summarized and reported as and when required.

      There have been no significant changes in DHC's internal controls or in other factors that could significantly affect the internal controls subsequent to the date DHC completed its evaluation. Therefore, no corrective actions were taken.

                                     PART II
                                OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        On December 31, 2002, American Commercial Lines LLC ("ACL") elected to utilize the 30-day grace period with respect to the $7.7 million interest payment due on its approximately $137.1 million in outstanding 11.25% ACL senior notes due January 1, 2008 ("Senior Notes"), the $.3 million interest payment due on its approximately $6.5 million in outstanding 10.25% ACL senior notes due June 2008 ("Old Senior Notes"). This non-payment resulted in an event of default under ACL's $335 million secured credit facility with JPMorgan Chase Bank ("Senior Credit Facilities") and under ACL's receivables facility ("Receivables Facility").

        On January 31, 2003, prior to the expiration of the 30-day grace period under the Senior Notes and Old Senior Notes, ACL filed for protection under Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code"). The ACL bankruptcy filing caused additional defaults under the Senior Credit Facilities, Senior Notes, Old Senior Notes and caused default under the approximately $123.1 million outstanding 12% ACL pay-in-kind senior subordinated notes due July 1, 2008 ("PIK Notes"). The Receivables Facility was retired on January 31, 2003 with the proceeds from a debtor-in-possession financing arrangement and any defaults under the Receivables Facility were extinguished. The effects of all defaults under the Senior Credit Facilities, Senior Notes, Old Senior Notes and PIK Notes are stayed pursuant to certain provisions of the Bankruptcy Code.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibit 99.1 Certification of Periodic Financial Report from CEO and
     Exhibit 99.2 Certification of Periodic Financial Report from CFO.

(b.) Reports on Form 8-K:

         DHC filed Current Reports on Form 8-K as follows:

     Date                                           Description
---------------           ------------------------------------------------------------------
January 2, 2003           Relating to ACL, a wholly owned subsidiary of DHC, submission of a financial restructuring plan to its senior lenders.

January 23, 2003          Relating to default notices received by ACL from its senior lenders and the provider of its receivables facility.

January 30, 2003          Relating to the appointment of Philip G. Tinkler as Chief
                          Financial Officer of DHC.

January 31, 2003          Relating to ACL's filing of a petition to reorganize under Chapter
                          11 of the U.S. Bankruptcy Code.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Danielson Holding Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DANIELSON HOLDING CORPORATION
                                                   (Registrant)

                                                   By: /s/ PHILIP G. TINKLER
                                                   -------------------------
                                                   Philip G. Tinkler
                                                   Chief Financial Officer
                                                   May 12, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

                                                   /s/ SAMUEL ZELL
                                                   -----------------------------
                                                   Samuel Zell
                                                   Chief Executive Officer

                                 CERTIFICATIONS

I, Philip G. Tinkler, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

                                                   /s/ PHILIP G. TINKLER
                                                   -----------------------------
                                                   Philip G. Tinkler
                                                   Chief Financial Officer