Form 10-Q
period 2003-06-30
DANIELSON HOLDING CORP
filed 2003-08-14
CIK 225648

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           -------------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 (312) 466-4030
              (Registrant's Telephone Number, Including Area Code)

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes (X)     No ( )

         Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes (X)     No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                         OUTSTANDING AT AUGUST 14, 2003
               -----                         ------------------------------
    Common Stock, $0.10 par value                  30,817,297 shares

                          DANIELSON HOLDING CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2003

PART I

Item 1.  Financial Statements

    Condensed Consolidated Statements of Operations for the Quarter and Six Months Ended
    June 30, 2003 and June 30, 2002 (Unaudited)............................................................          1

    Condensed Consolidated Statements of Financial Position as of June 30, 2003 (Unaudited)
    and December 27, 2002..................................................................................        2-3

    Condensed Consolidated Statement of Stockholders' Equity for the Six Months Ended
    June 30, 2003 (Unaudited)..............................................................................          4

    Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003
    and June 30, 2002 (Unaudited)..........................................................................          5

    Notes to Condensed Consolidated Financial Statements (Unaudited).......................................       6-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................................      12-18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................................         19

Item 4.  Controls and Procedures...........................................................................         19

PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities...................................................................         20

Item 6.  Exhibits and Reports on Form 8-K..................................................................         20

OTHER

Signatures.................................................................................................         21

Exhibit 31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...................         22

Exhibit 31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...................         23

Exhibit 32.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..................................................         24

Exhibit 32.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..................................................         25

                          DANIELSON HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                  QUARTERS ENDED         SIX MONTHS ENDED
                                                                               ---------------------   ---------------------
                                                                               JUNE 30,     JUNE 30,   JUNE 30,     JUNE 30,
                                                                                 2003         2002       2003         2002
                                                                               ---------   ---------   ---------   ---------
INSURANCE SERVICES:
 OPERATING REVENUES:
   Gross Premiums Earned                                                       $ 10,652    $ 18,718    $ 21,748    $ 39,332
   Ceded Premiums Earned                                                           (796)     (1,168)     (1,540)     (2,744)
                                                                               --------    --------    --------    --------
      Net Premiums Earned                                                         9,856      17,550      20,208      36,588

  Net Investment Income                                                           1,036       1,453       2,198       2,939
  Net Realized Investment Gains                                                     844       3,976         296       3,976
  Other Income                                                                      101         170         211         365
                                                                               --------    --------    --------    --------
      Total Insurance Services' Operating Revenues                               11,837      23,149      22,913      43,868
                                                                               --------    --------    --------    --------

  OPERATING EXPENSES:
   Gross Losses and Loss Adjustment Expenses                                     14,318      17,557      24,734      32,933
   Ceded Losses and Loss Adjustment Expenses                                     (1,948)       (890)     (3,175)     (1,534)
                                                                               --------    --------    --------    --------
      Net Losses and Loss Adjustment Expenses                                    12,370      16,667      21,559      31,399

   Policy Acquisitions Expenses                                                   2,096       4,305       4,732       8,362
   General and Administrative                                                     1,272       1,307       2,306       2,787
                                                                               --------    --------    --------    --------
      Total Insurance Services' Operating Expenses                               15,738      22,279      28,597      42,548
                                                                               --------    --------    --------    --------

      Operating (Loss) Income from Insurance Services                            (3,901)        870      (5,684)      1,320
                                                                               --------    --------    --------    --------

MARINE SERVICES:
 OPERATING REVENUES:
   Marine Revenues                                                                    -      60,937           -      60,937
                                                                               --------    --------    --------    --------

 OPERATING EXPENSES:
   Materials, Supplies and Other                                                      -      24,728           -      24,728
   Restructuring Costs                                                                -         134           -         134
   Rent                                                                               -       4,929           -       4,929
   Labor and Fringe Benefits                                                          -      13,664           -      13,664
   Fuel                                                                               -       6,978           -       6,978
   Depreciation and Amortization                                                      -       6,132           -       6,132
   Gain on Property Dispositions                                                      -         (89)          -         (89)
   Taxes, Other than Income                                                           -       2,349           -       2,349
                                                                               --------    --------    --------    --------
      Total Marine Sevices' Operating Expenses                                        -      58,825           -      58,825
                                                                               --------    --------    --------    --------

      Operating Income from Marine Services                                           -       2,112           -       2,112
                                                                               --------    --------    --------    --------

PARENT COMPANY:
   Net Investment Income                                                             92         289         226         352
   Net Realized Investment Gains                                                    157         100         687         100
   Investment Income Related to ACL Debt                                              -       8,402           -       8,402
   Administrative Expenses                                                         (926)     (1,596)     (2,457)     (2,146)
                                                                               --------    --------    --------    --------

      Operating (Loss) Income from Parent Company                                  (677)      7,195      (1,544)      6,708
                                                                               --------    --------    --------    --------

      Operating (Loss) Income                                                    (4,578)     10,177      (7,228)     10,140

OTHER EXPENSES:
   Interest Expense                                                                   -       4,989           -       4,989
   Other, Net                                                                         -         702           -         702
   Equity in Net (Income) Loss of Unconsolidated
    Marine Services Subsidiaries                                                    (77)          -      55,097          -


      Total Other Expenses                                                          (77)      5,691      55,097       5,691
                                                                               --------    --------    --------    --------

  (Loss) Income before Provision for Income Taxes                                (4,501)      4,486     (62,325)      4,449

  Income Tax Provision                                                                -         145          12         162
                                                                               --------    --------    --------    --------
Net (Loss) Income                                                              $ (4,501)   $  4,341    $(62,337)   $  4,287
                                                                               ========    ========    ========    ========

(LOSS) INCOME PER SHARE OF COMMON STOCK - BASIC                                $  (0.15)   $   0.18    $  (2.02)   $   0.20
                                                                               ========    ========    ========    ========

(LOSS) INCOME PER SHARE OF COMMON STOCK - DILUTED                              $  (0.15)   $   0.18    $  (2.02)   $   0.19
                                                                               ========    ========    ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                   (UNAUDITED)
                                                                                    JUNE 30,     DECEMBER 27,
                                                                                       2003          2002
                                                                                   -----------   ------------
                                             ASSETS

PARENT COMPANY'S AND INSURANCE SERVICES' ASSETS:
 Cash and Cash Equivalents                                                         $   15,261    $    9,939
 Investments:
  Fixed Maturities, Available for Sale at Fair Value (Cost: $74,441 and $84,161)       77,144        88,499
  Equity Securities, Available for Sale at Fair Value (Cost: $3,795 and $6,620)         3,536         5,247
 Accrued Investment Income                                                                996         1,143
 Premium and Consulting Receivables, Net of
  Allowances of $941 and $1,623                                                         7,306         7,638
 Reinsurance Recoverable on Paid Losses, Net of
  Allowances of $767 and $780                                                           3,405         3,124
 Reinsurance Recoverable on Unpaid Losses, Net of
  Allowances of $236 and $206                                                          22,133        22,057
 Ceded Unearned Premiums                                                                1,480         1,091
 Properties, Net                                                                          240           382
 Investments in Unconsolidated Marine Services Subsidiaries                             4,206             -
 Other Assets                                                                           3,374         4,370
                                                                                   ----------    ----------
    Total Parent Company's and Insurance Services' Assets                             139,081       143,490
                                                                                   ----------    ----------

PREVIOUSLY CONSOLIDATED MARINE SERVICES SUBSIDIARIES' ASSETS:
 CURRENT ASSETS
  Cash and Cash Equivalents                                                                 -        15,244
  Restricted Cash                                                                           -         6,328
  Accounts Receivable                                                                       -        50,630
  Accounts Receivable - Related Parties                                                     -         6,571
  Materials and Supplies                                                                    -        34,774
  Other Current Assets                                                                      -        27,342
                                                                                   ----------    ----------
    Total Current Assets                                                                    -       140,889

 PROPERTIES - Net                                                                           -       654,193
 PENSION ASSETS                                                                             -        20,806
 INVESTMENT IN UABL                                                                         -        48,627
 OTHER ASSETS                                                                               -        26,893
                                                                                   ----------    ----------
    Total Previously Consolidated Marine Services Subsidiaries' Assets                      -       891,408
                                                                                   ----------    ----------

    Total Assets                                                                   $  139,081    $1,034,898
                                                                                   ==========    ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                               (UNAUDITED)
                                                                                 JUNE 30,     DECEMBER 27,
                                                                                   2003           2002
                                                                               ------------   ------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY

PARENT COMPANY'S AND INSURANCE SERVICES' LIABILITIES:
 Unpaid Losses and Loss Adjustment Expenses                                    $    92,489    $   101,249
 Unearned Premiums                                                                  12,227         10,622
 Other Liabilities                                                                   5,010          3,874
                                                                               -----------    -----------
   Total Parent Company's and Insurance Services' Liabilities                      109,726        115,745
                                                                               -----------    -----------

PREVIOUSLY CONSOLIDATED MARINE SERVICES SUBSIDIARIES' LIABILITIES:
 CURRENT LIABILITIES
  Accounts Payable                                                                       -         36,437
  Accrued Payroll and Fringe Benefits                                                    -         16,686
  Deferred Revenue                                                                       -         10,835
  Accrued Claims and Insurance Premiums                                                  -         26,695
  Accrued Interest                                                                       -         16,761
  Short-Term Debt                                                                        -         43,873
  Current Portion of Long-Term Debt                                                      -        590,731
  Other Current Liabilities                                                              -         38,768
                                                                               -----------    -----------
   Total Current Liabilities                                                             -        780,786

 LONG-TERM DEBT                                                                          -          8,468
 PENSION LIABILITY                                                                       -         15,072
 OTHER LONG-TERM LIABILITIES                                                             -         37,467
                                                                               -----------    -----------
   Total Previously Consolidated Marine Services Subsidiaries' Liabilities               -        841,793
                                                                               -----------    -----------
   Total Liabilities                                                               109,726        957,538
                                                                               -----------    -----------

STOCKHOLDERS' EQUITY:
 Preferred Stock ($0.10 par value; authorized 10,000,000 shares; none issued             -              -
  and outstanding)
 Common Stock ($0.10 par value; authorized 150,000,000 shares; issued                3,083          3,083
  30,828,093 shares; outstanding 30,817,297 shares)
 Additional Paid-in Capital                                                        117,047        117,148
 Unearned Compensation                                                                (737)        (1,132)
 Accumulated Other Comprehensive Income (Loss)                                       1,574        (12,464)
 Accumulated Deficit                                                               (91,546)       (29,209)
 Treasury Stock (Cost of 10,796 shares)                                                (66)           (66)
                                                                               -----------    -----------
   Total Stockholders' Equity                                                       29,355         77,360
                                                                               -----------    -----------
   Total Liabilities and Stockholders' Equity                                  $   139,081    $ 1,034,898
                                                                               ===========    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           ACCUMULATED
                                             COMMON STOCK     ADDITIONAL                      OTHER
                                         -------------------    PAID-IN      UNEARNED     COMPREHENSIVE
                                           SHARES    AMOUNT     CAPITAL    COMPENSATION   (LOSS) INCOME
                                         ----------  -------  -----------  -------------  --------------
Balance at December 27, 2002             30,828,093  $ 3,083  $  117,148   $     (1,132)  $     (12,464)
Stock Option Compensation Expense                                     49
Amortization of Unearned Compensation                                               245
Adjustment of Unearned Compensation for
  Terminated Employees                                              (150)           150
Comprehensive Loss:
  Net Loss
  Net Unrealized Loss on Available for
    Sale Securities                                                                                (537)
  Reclassification Adjustment for Net
    Realized Gain on Available for Sale
    Securities Included in Net Loss                                                                (747)
  Net Reclassification Adjustment for
    Amount Included in Equity in
    Net Loss of Unconsolidated
    Marine Services Subsidiaries                                                                 15,322
                                                                                          -------------
      Total Comprehensive Income (Loss)                                                          14,038
                                         ----------  -------  ----------   ------------   -------------
Balance at June 30, 2003                 30,828,093  $ 3,083  $  117,047   $       (737)  $       1,574
                                         ==========  =======  ==========   ============   =============


                                                        TREASURY STOCK
                                         ACCUMULATED   -----------------
                                           DEFICIT     SHARES    AMOUNT     TOTAL
                                         ------------  -------  --------  ---------
Balance at December 27, 2002             $   (29,209)   10,796  $   (66)  $ 77,360
Stock Option Compensation Expense                                               49
Amortization of Unearned Compensation                                          245
Adjustment of Unearned Compensation for
  Terminated Employees                                                           -
Comprehensive Loss:
  Net Loss                                   (62,337)                      (62,337)
  Net Unrealized Loss on Available for
    Sale Securities                                                           (537)
  Reclassification Adjustment for Net
    Realized Gain on Available for Sale
    Securities Included in Net Loss                                           (747)
  Net Reclassification Adjustment for
    Amount Included in Equity in
    Net Loss of Unconsolidated
    Marine Services Subsidiaries                                            15,322
                                         -----------                      --------
      Total Comprehensive Income (Loss)      (62,337)                      (48,299)
                                         -----------   -------  -------   --------
Balance at June 30, 2003                 $   (91,546)   10,796  $   (66)  $ 29,355
                                         ===========   =======  =======   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                       -------------------
                                                                        JUNE 30,  JUNE 30,
                                                                         2003       2002
                                                                       ---------  --------
OPERATING ACTIVITIES
 Net (Loss) Income                                                     $(62,337)  $  4,287
 Adjustments to Reconcile Net (Loss) Income to Net Cash Used in
  Operating Activities:
   Net Gain on Investment Securities                                     (2,423)         -
   Other than Temporary Decline in Fair Value of Investment                              -
      Securities                                                          1,440          -
   Gain Related to ACL Debt Contributed in Acquisisiton of ACL                -    (12,478)
   Gain on Property Dispostions                                               -        (89)
   Other Operating Activities                                                 -        495
   Depreciation and Amortization                                            164      6,132
   Stock Option and Unearned Compensation Expense                           294          -
   Interest Accretion and Amortization                                      100        798
   Equity in Net Loss of Unconsolidated Marine Services Subsidiaries     55,097          -
   Change in Operating Assets and Liabilities:
    Accounts Receivable                                                       -    (11,004)
    Materials and Supplies                                                    -     (4,248)
    Accrued Interest                                                          -      3,647
    Accrued Investment Income                                               147        162
    Premium and Consulting Receivables                                      332      2,015
    Reinsurance Recoverable on Paid Losses                                 (281)      (652)
    Reinsurance Recoverable on Unpaid Losses                                (76)     2,582
    Prepaid Reinsurance Premiums                                              -        426
    Ceded Unearned Premiums                                                (389)         -
    Other Assets                                                            577      4,861
    Unpaid Losses and Loss Adjustment Expenses                           (8,760)    (5,128)
    Unearned Premiums                                                     1,605     (4,220)
    Other Liabilities                                                     1,032        (82)
   Other, Net                                                                26      1,026
                                                                       --------   --------
     Net Cash Used in Operating Activities                              (13,452)   (11,470)
                                                                       --------   --------

INVESTING ACTIVITIES
 Property Additions                                                         (22)    (2,072)
 Collection of Notes Receivable from Affiliate                            6,036          -
 Proceeds from the Sale of Investment Securities                         35,251     11,355
 Proceeds from the Sale of Property and Equipment                             -        409
 Distribution Received from Unconsolidated Marine Services Subsidiary        58          -
 Purchase of ACL, GMS, and Vessel Leasing                                     -    (42,665)
 Purchase of Investment Securities                                      (22,549)    (5,783)
 Net Change in Restricted Cash                                                -        687
 Other Investing Activities                                                   -       (278)
                                                                       --------   --------
   Net Cash Provided by (Used in) Investing Activities                   18,774    (38,347)
                                                                       --------   --------

FINANCING ACTIVITIES
 Long-Term Debt Issued                                                        -      3,206
 Long-Term Debt Repaid                                                        -     (1,246)
 Cash Overdrafts                                                              -     (2,900)
 Proceeds from Rights Offering, Net of Expenses                               -     42,228
 Proceeds from Exercise of Warrants for Common Stock                          -      9,500
 Proceeds from Exercise of Options for Common Stock                           -      1,088
                                                                       --------   --------
   Net Cash Provided by Financing Activities                                  -     51,876
                                                                       --------   --------

Net Increase in Cash and Cash Equivalents                                 5,322      2,059
Cash and Cash Equivalents at Beginning of Period                          9,939     39,693
                                                                       --------   --------
     Cash and Cash Equivalents at End of Period                        $ 15,261   $ 41,752
                                                                       ========   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)

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

         DHC holds all of the voting stock of Danielson Indemnity Company ("DIND"). DIND owns 100% of the common stock of National American Insurance Company of California, DHC's principal operating insurance subsidiary, which owns 100% of the common stock of Valor Insurance Company, Incorporated ("Valor"). National American Insurance Company of California and its subsidiaries are collectively referred to herein as "NAICC". The operations of NAICC are in property and casualty insurance. NAICC writes non-standard private passenger insurance in the western United States, primarily California. Effective July 7, 2003, NAICC discontinued writing new commercial automobile insurance.

         As more fully disclosed in Note 2, ACL, which was acquired on May 29, 2002, and certain of its subsidiaries filed a petition on January 31, 2003 with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division to reorganize under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, while DHC continues to exercise significant influence over the operating and financial policies of ACL, it no longer maintains control of the activities of ACL. Accordingly, DHC no longer includes ACL and its subsidiaries as consolidated subsidiaries in DHC's financial statements. DHC's investments in these entities are presented using the equity method effective as of the beginning of the year ending December 31, 2003. DHC has direct ownership interest in two 50% owned subsidiaries of ACL. It owns 5.4% of the remaining 50% interest in Global Materials Services, LLC ("GMS") and the remaining 50% interest in Vessel Leasing, LLC ("Vessel Leasing"). These direct ownership interests are also reported using the equity method of accounting since DHC has the ability to exercise significant influence over the operating and financial policies of these companies. Under the equity method of accounting, DHC reports its share of ACL's, GMS's, and Vessel Leasing's ("Investees") income and loss for the period based on its ownership interest. DHC, GMS and Vessel Leasing are not guarantors of ACL's debt nor are they liable for any of ACL's liabilities.

         ACL, GMS and Vessel Leasing are together referenced to herein as "Marine Services". DHC's insurance subsidiaries are referenced to herein as "Insurance Services".

         The December 27, 2002 consolidated financial statements include the accounts of DHC, ACL and its consolidated subsidiaries, GMS, Vessel Leasing and DIND and its consolidated subsidiaries. The June 30, 2003 consolidated financial statements include the accounts of DHC and DIND and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. As previously mentioned, DHC's investments in ACL and its consolidated subsidiaries, GMS and Vessel Leasing are included in the six months ended June 30, 2003 consolidated financial statements using the equity method of accounting.

         The accompanying consolidated statement of financial position at December 27, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. Amounts on this statement have been reclassified to conform to the June 30, 2003 presentation.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION (CONTINUED)

         Through June 30, 2002, DHC's reporting periods were calendar month ends while ACL's reporting periods ended on the last Friday of the month. In the third quarter of 2002, DHC conformed its reporting periods to ACL's. Effective with the quarter ended June 30, 2003, DHC is again reporting on a calendar month end basis to conform with DIND and its consolidated subsidiaries' reporting periods. The transition period activity is included in the consolidated financial statements for the quarter ended June 30, 2003 and is considered immaterial.

NOTE 2. CHAPTER 11 FILING

         During 2002 and 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, ACL's revenues and earnings did not meet expectations and ACL's liquidity was significantly impaired and debt covenant violations occurred. As a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003 (the "Petition Date"), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code" or "Chapter 11") under case number 03-90305. Included in the filing are ACL, ACL's direct parent (American Commercial Lines Holdings LLC), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the "Debtors") under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court under case number 03-90305. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries. Neither DHC, GMS nor Vessel Leasing filed for Chapter 11 protection and are not a party to any proceedings under the Bankruptcy Code.

         ACL and the other Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11 a plan of reorganization that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined; however, the Debtors had the exclusive right to file a plan of reorganization at any time during the 120 day period following January 31, 2003. The Debtors filed a motion to extend such time period 120 days, and the deadline was extended on May 30, 2003 until September 29, 2003. If the exclusive filing period were to expire, other parties, such as ACL creditors, would have the right to propose alternative plans of reorganization.

         The Debtors have entered into a debtor-in-possession Credit Facility (the "DIP Credit Facility") that provides up to $75 million of financing. As of June 30, 2003, the Debtors have drawn $50 million, which was used to retire ACL's Pre-Petition Receivables Facility and which continues to be used to fund the Debtors' day-to-day cash needs. The DIP Credit Facility is secured by the same and additional assets that collateralized ACL's Senior Credit Facilities and Pre-Petition Receivables Facility, and bears interest, at ACL's option, at LIBOR plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the facility.

         The DIP Credit Facility also contains certain restrictive covenants that, among other things, restrict the Debtors' ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, and limit its capital expenditures.

         Certain events of default under ACL's Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes occurred subsequent to December 27, 2002, the effects of which are stayed pursuant to certain provisions of the Bankruptcy Code.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 2. CHAPTER 11 FILING (CONTINUED)

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

         The United States Trustee appointed an unsecured creditors' committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.

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

NOTE 3. EQUITY IN INCOME AND LOSSES OF MARINE SERVICES INVESTEES

         As discussed in Note 2, DHC wrote off its investment in ACL during the quarter ended March 28, 2003. The GMS and Vessel Leasing investments are not considered by DHC to be impaired. The 2003 reported net loss for the periods indicated includes, under the caption "Equity in Net Income (Loss) of Unconsolidated Marine Services Subsidiaries", the following components:

                                                 Quarter       Six Months
                                                  Ended          Ended
                                               June 30,2003   June 30,2003
                                               ------------   ------------
ACL's Reported Loss for the Three Months
  Ended March 28, 2003                         $          -   $    (46,998)
Other Than Temporary Impairment of Remaining
  Investment in ACL as of March 28, 2003                  -         (8,205)
                                                -----------   ------------
Total ACL (Loss)                                          -        (55,203)
GMS Income (Loss)                                         8            (26)
Vessel Leasing Income                                    69            132
                                                -----------   ------------
Equity in Net Income (Loss) of Unconsolidated
  Marine Services Subsidiaries                  $        77   $    (55,097)
                                                ===========   ============

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 3. EQUITY IN INCOME AND LOSSES OF MARINE SERVICES INVESTEES (CONTINUED)

Activity in these subsidiaries for the quarter ended June 30, 2003 is as follows:

                                                     Vessel
                             ACL           GMS      Leasing
                          ----------   ---------   ---------
Net Revenue               $ 158,326    $  12,732   $   1,151
Operating (Loss) Income      (1,596)       1,414         676
Net (Loss) Income           (15,699)         150         138

Activity in these subsidiaries for the six months ended June 30, 2003 is as follows:

                                                      Vessel
                              ACL         GMS        Leasing
                          ----------   ----------   ---------
Net Revenue               $ 297,479    $  25,882    $   2,303
Operating (Loss) Income     (29,387)       2,032        1,356
Net (Loss) Income           (62,697)        (474)         264

NOTE 4. PER SHARE DATA

         Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during the relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Basic and fully diluted earnings per share data have been calculated using the average number of outstanding shares of Common Stock. Average shares were 30,817,297 for the quarter and six months ended June 30, 2003 and 23,918,145 and 21,724,888 for the quarter and six months ended June 30, 2002. Diluted earnings per share do not include shares related to stock options and warrants because their effect is anti-dilutive.

NOTE 5. REINSURANCE

         NAICC cedes reinsurance on an excess of loss basis for workers' compensation risks in excess of $500 prior to April 2000 and $200 thereafter. For all other lines, NAICC cedes reinsurance on an excess of loss basis for exposure in excess of $250.

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

         DHC's provision for income taxes in the condensed consolidated statements of operations consists of certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the trusts referred to above, and reflect preparation on a separate company basis. For further information, reference is made to Note 14 of the Notes to the Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 27, 2002.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)

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

NOTE 8. BUSINESS SEGMENTS

                                              Insurance    Marine     Corporate     Total
                                              ---------   ---------   ---------   ---------
Quarter Ended June 30, 2003:
     Operating Revenues                       $ 11,837    $    ---    $    ---    $ 11,837
     Segment Earnings (Loss), Including         (3,901)         77        (677)     (4,501)
     Equity in Net Income of Unconsolidated
          Marine Services Subsidiaries                                     ---

Quarter Ended June 30, 2002:
     Operating Revenues                       $ 23,149     $60,937    $    ---    $ 84,086
     Segment Earnings (Loss)                       870       2,112       7,195      10,177
     Equity in Net (Loss) of Unconsolidated

Six Months Ended June 30, 2003:
     Operating Revenues                       $ 22,913    $    ---    $    ---    $ 22,913
     Segment (Loss), Including                  (5,684)    (55,097)     (1,544)    (62,325)
     Marine Services Subsidiaries

Six Months Ended June 30, 2002:
     Operating Revenues                       $ 43,868     $60,937    $    ---    $104,805
     Segment Earnings (Loss)                     1,320       2,112       6,708      10,140

         Total Assets decreased from December 27, 2002 compared to June 30, 2003 due to the change in reporting for the Marine Services Subsidiaries from consolidation to the equity method, as described in Note 1. Additionally, the investment in ACL was written off during the quarter ended March 28, 2003, as described in Note 3.

The following is a reconciliation of segment (loss) earnings to pre-tax consolidated totals:

                                           Quarter Ended   Quarter Ended   Six Months Ended   Six Months Ended
                                           June 30, 2003   June 30, 2002     June 30, 2003     June 30, 2002
                                           -------------   -------------   ----------------   ----------------
Total Segment (Loss) Earnings ..........      $(4,501)        $10,177          $(62,325)           $10,140
Unallocated Amounts:
     Interest Expense ..................          ---           4,989               ---              4,989
     Other, Net ........................          ---             702               ---                702
                                              -------         -------           -------            -------
(Loss) Income before Provision
    for Income Taxes ...................      $(4,501)        $ 4,486          $(62,325)           $ 4,449
                                              =======         =======           =======            =======

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 9. INVESTMENTS

         DHC's fixed maturity and equity securities portfolio is classified as "available for sale" and is carried at fair value. Changes in fair value are credited or charged directly to stockholders' equity as unrealized gains or losses, respectively. "Other than temporary" declines in fair value are recorded as realized losses in the statement of operations and the cost basis of the security is reduced. DHC recorded an "other than temporary" decline in fair value of its securities portfolio of $598 and $1,439 for the quarter and six months ended June 30, 2003, respectively.

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

                                                      Quarter Ended   Quarter Ended Six Months Ended Six Months Ended
                                                      June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                      -------------   -------------   -------------   -------------
Stock Option Expense Recorded.....................      $    (24)       $      -        $    (49)        $      -
                                                        ========        ========        ========         ========

Net (Loss) Income As Reported.....................      $ (4,501)       $  4,341        $(62,337)        $  4,287
Pro Forma Compensation Expense ....................         (553)           (185)         (1,106)            (334)
                                                        --------        --------        --------         --------
Pro Forma Net (Loss) Income  .....................      $ (5,054)       $  4,156        $(63,443)        $  3,953
                                                        ========        ========        ========         ========

Diluted (Loss) Income Per Share:
     As Reported..................................      $   (.15)       $    .18        $  (2.02)        $    .19
     Pro Forma ....................................         (.16)            .17           (2.06)             .18

NOTE 11. COMPREHENSIVE INCOME (LOSS)

                                                 Quarter Ended   Quarter Ended Six Months Ended Six Months Ended
                                                 June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                 -------------   -------------   -------------   -------------
Net (Loss) Income ............................     $ (4,501)       $  4,341        $(62,337)       $  4,287
Unrealized Holding Gains (Losses)
Arising During the Period ....................          588             207            (537)         11,132
Reclassification Adjustments:
Net Realized Gains on Available for sale
Securities Included in Net (Loss).............         (216)        (12,478)           (747)        (12,478)
    Amount Included in Equity in Net Loss of
    Unconsolidated Marine Services Subsidiaries         ---             ---          15,322             ---
                                                   --------        --------        --------        --------

Total Comprehensive (Loss) Income ............     $ (4,129)       $ (7,930)       $(48,299)       $  2,941
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

         Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and DHC does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

OVERVIEW AND SIGNIFICANT EVENTS

         DHC is organized as a holding company with substantially all of its current operations conducted in the Insurance Services industry. DHC also has investments in companies engaged in the Marine Services industry which, beginning in 2003, are accounted for under the equity method.

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

         DHC owns a direct 5.4% interest in Global Materials Services, LLC ("GMS") and a direct 50% interest in Vessel Leasing, LLC ("Vessel Leasing"). ACL owns 50% of GMS and the remaining 50% of Vessel Leasing. Neither of these two companies filed for Chapter 11 protection. GMS is an owner and operator of marine terminals and warehouse operations, and Vessel Leasing leases barges to ACL's barge transportation operations, which are in Chapter 11. DHC, GMS and Vessel Leasing are not guarantors of ACL's debt nor are they liable for any of ACL's liabilities.

         As a result of the bankruptcy filing, while DHC continues to exercise significant influence over the operating and financial policies of ACL, it no longer maintains control of ACL. Accordingly, for the six months ended June 30, 2003, DHC has accounted for its investments in ACL, GMS and Vessel Leasing using the equity method of accounting. Under the equity method of accounting, DHC reports its share of the equity investees' income or loss based on its ownership interest.

         In conjunction with the uncertainty of the outcome of the ACL bankruptcy, DHC evaluated the carrying values of its investments in ACL, GMS and Vessel Leasing and recorded an impairment loss for its remaining original investment in ACL during the quarter ended March 28, 2003 as described in Note 3 of the accompanying financial statements. No impairment loss adjustments have been made to the carrying values of GMS and Vessel Leasing. The carrying values of the investments in GMS and Vessel Leasing at June 30, 2003 were $1.2 million and $3.0 million, respectively.

INSURANCE OPERATIONS

         The operations of DHC's insurance subsidiary, National American Insurance Company of California ("NAICC"), are primarily property and casualty insurance. Effective July 2003, the decision was made to focus exclusively on the California non-standard personal automobile insurance market. Effective July 7, 2003, NAICC ceased quoting new policy applications for commercial automobile insurance and began the process of providing the required statutory notice of its intention not to renew existing policies. It is expected that by September 2004 NAICC will have completely exited the commercial automobile marketplace.

QUARTER ENDED JUNE 30, 2003 COMPARED WITH QUARTER ENDED JUNE 30, 2002

RESULTS OF INSURANCE OPERATIONS

         Net premiums earned were $9.9 million and $17.6 million for the quarters ended June 30, 2003 and June 30, 2002, respectively. The change in net premiums earned during those periods was directly related to the change in net premiums written. Net written premiums were $10.0 million and $17.0 million for the quarters ended June 30, 2003 and June 30, 2002, respectively.

         The $7.0 million decrease in net written premiums for 2003 was attributable to a reduction in commercial and private passenger automobile policies written and the expiration of all in force workers' compensation policies.

         Net written premiums in workers' compensation decreased by $2.2 million for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. Net written premiums for non-standard private passenger automobile were $4.8 million for the quarter ended June 30, 2003, a decrease of $2.7 million from the comparable period in 2002. The decrease in non-standard private passenger automobile net written premiums was primarily due to underwriting criteria tightening in 2003. Net written premiums for commercial automobile were $5.2 million for the quarter ended June 30, 2003, a decrease over the comparable period in 2002 of $2.1 million. NAICC implemented rate increases of 13% in commercial automobile effective April 1, 2003 on new business and June 1, 2003 on renewal business. NAICC's overall price position in the market reduced its competitiveness resulting in a decline in production.

         Net investment income was $1.0 million and $1.5 million for the quarters ended June 30, 2003 and June 30, 2002, respectively. The decrease was attributable to reductions in both the overall portfolio yield and the cash and invested asset base. Realized gains were $0.8 million in the quarter ended June 30, 2003 and were due to gains on the sale of equity securities of $0.5 million and fixed income securities of $0.94 million offset by the impairment loss on one equity security of $0.6 million. Realized gains recorded for the comparable period in 2002 were $4.0 million and included a $5.2 million gain related to the conversion of ACL notes to equity as a result of ACL's reorganization in May 2002, offset by other realized losses related to the sale of equity securities.

         Net losses and loss adjustment expenses ("LAE") were $12.4 million and $16.7 million for the quarters ended June 30, 2003 and June 30, 2002, respectively. The resulting loss and LAE ratios for the corresponding periods were 125.5% and 95.0%, respectively. The loss and LAE ratio increased in the quarter ended June 30, 2003 over the comparable period in 2002 due primarily to recording $3.0 million in adverse development of 2002 and prior accident years in the commercial automobile line and $1.7 million in adverse development in the Valor workers' compensation line.

         Policy acquisition costs were $2.1 million and $4.3 million for the quarters ended June 30, 2003 and June 30, 2002, respectively. As a percentage of net premiums earned, policy acquisition expenses were 21.3% and 24.5% for the quarters ended June 30, 2003 and June 30, 2002, respectively. The decrease in the policy acquisition expense ratio in 2003 reflects a higher deferral rate for the commercial automobile line, which was being written in 2003, but was under a production moratorium during the same period in 2002. It also reflects a change in the recording agents' balances written-off in 2003. This change reclassified the year-to-date balances written-off from acquisition expense to general and administrative expense.

         General and administrative expenses were $1.3 million for both of the quarters ended June 30, 2003 and June 30, 2002.

         Combined underwriting ratios were 159.7% and 127.3% for the quarters ended June 30, 2003 and June 30, 2002, respectively. Underwriting ratios measure the level of loss and loss expenses to earned premiums as well as level of expenses to written premiums.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

RESULTS OF INSURANCE OPERATIONS

         Net premiums earned were $20.2 million and $36.6 million for the six months ended June 30, 2003 and June 30, 2002, respectively. The change in net premiums earned during those periods was directly related to the change in net written premiums. Net written premiums were $21.4 million and $32.8 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

         The $11.4 million decrease in net written premiums for 2003 was attributable to a reduction in commercial and private passenger automobile policies written and the expiration of all in force workers' compensation policies.

         Net written premiums in workers' compensation decreased by $5.8 million during 2003 over the comparable period in 2002. The final workers' compensation policy expired in January 2003. Net written premiums for non-standard private passenger automobile were $9.9 million in 2003, a decrease of $4.0 million from the comparable period in 2002. The decrease in non-standard private passenger automobile net written premiums was due to underwriting criteria tightening. Net written premiums for commercial automobile were $11.2 million in 2003, a decrease over the comparable period in 2002 by $1.6 million. Although NAICC implemented rate increases of 13% in commercial automobile effective April 1, 2003 on new business and June 1, 2003 on renewal business, NAICC's overall price position in the market reduced its competitiveness resulting in a decline in production. Effective July 7, 2003, NAICC cancelled the commercial automobile program and began providing the required statutory notice of its intention not to renew existing policies.

         Net investment income was $2.2 million and $2.9 million for the six months ended June 30, 2003 and June 30, 2002, respectively. The decrease was attributable to reductions in both the overall portfolio yield and the cash and invested asset base. Average fixed income portfolio yield on bonds was 5.26% during the six months ended June 30, 2003 compared to 6.20% for the six months ended June 30, 2002. Average cash and invested assets earning interest, exclusive of its investments in ACL, decreased by $18.1 million from the comparable period in 2002 with an ending asset base of $88.9 million as of June 30, 2003. Realized gains were $0.3 million in the six months ended June 30, 2003 and were due to gains on the sale of equity securities of $0.8 million and fixed income securities of $0.9 million offset by the impairment loss on two equity securities of $1.4 million. Realized gains recorded for the comparable period in 2002 were $4.0 million and included a $5.2 million gain related to the conversion of ACL notes to equity as a result of ACL's reorganization in May 2002, offset by other realized losses related to the sale of equity securities.

         Net losses and LAE were $21.6 million and $31.4 million for the six months ended June 30, 2003 and June 30, 2002, respectively. The resulting loss and LAE ratios for the corresponding periods were 106.7% and 85.8%, respectively. The loss and LAE ratio increased in 2003 over 2002 due primarily to recording $4.3 million in adverse development of 2002 and prior accident years in the commercial automobile line and $2.0 million in adverse development in the Valor workers' compensation line. In 2002, $4.1 million of adverse development was recognized in workers' compensation and private passenger automobile lines. Excluding the effects of adverse development in both periods, the loss and LAE ratio was 76.3% and 74.6% for 2003 and 2002, respectively.

         Policy acquisition costs were $4.7 million and $8.4 million for the six months ended June 30, 2003 and June 30, 2002, respectively. As a percentage of net premiums earned, policy acquisition expenses were 23.4% and 22.9% for the six months ended June 30, 2003 and June 30, 2002, respectively. The increase in the policy acquisition expense ratio in 2003 was due primarily to earned premiums decreasing at a greater rate than NAICC was able to reduce its variable and fixed acquisition costs.

         General and administrative expenses were $2.3 million and $2.8 million for the six months ended June 30, 2003 and June 30, 2002, respectively. General and administrative expenses decreased in 2003 compared to 2002 due to the relationship of expenses supporting claims.

         Combined underwriting ratios were 141.5% and 116.6% for the six months ended June 30, 2003 and June 30, 2002, respectively. Underwriting ratios measure the level of loss and loss expenses to earned premiums as well as level of expenses to written premiums.

CASH FLOW FROM INSURANCE OPERATIONS

         Cash used in operations was $13.1 million and $7.2 million for the six months ended June 30, 2003 and June 30, 2002, respectively. The increase in cash used in operations was due to NAICC experiencing a condition in which claim payments related to the lines and territories placed into run-off exceeded premium receipts from existing lines. Such negative cash flow required the sale of invested assets to meet obligations as they arose. Cash provided by investing activities was $10.2 million and $7.7 million for the six months ended June 30, 2003 and June 30, 2002, respectively. The $2.5 million increase in cash provided by investing activities was primarily due to the sale of fixed income securities. The primary source of cash for investment in fixed income securities in 2003 resulted from a $4.0 million capital contribution by DHC and early repayment of a $4.0 million promissory note that was due to NAICC in May 2004. Overall cash and invested assets at June 30, 2003 were $92.4 million compared to $97.3 million at December 27, 2002.

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

         The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk based capital requirements ("RBC"). The RBC model for property and casualty insurance companies requires that carriers report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. As noted above, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, it was determined for statutory insurance accounting purposes that NAICC's investment in ACL was fully impaired. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7.4 million. This charge, when combined with NAICC's underwriting results and investment losses reduced its statutory surplus level below the Company Action Level of NAICC's RBC calculation. In response to the above statutory condition, DHC repaid the $4 million note due May 2004 to NAICC, and further contributed $4 million to NAICC to increase its statutory capital during February 2003. With permission from the California Department of Insurance, these transactions were recorded at December 31, 2002. As a condition to granting such permission, the Department will require NAICC to obtain permission prior to entering into any future loans with an affiliate. Including the $8 million contribution noted above, NAICC's reported capital and surplus as of December 31, 2002 was above the Company Action Level of NAICC's RBC calculation. NAICC has projected its RBC requirement as of June 30, 2003 under the RBC model and believes that it is above the Company Action Level of NAICC's RBC calculation.

         Two other common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and LAE reserves). A commonly accepted standard for net written premium-to-surplus ratio is 3 to 1, although this varies with different lines of business. NAICC's annualized premium-to-statutory surplus ratio of 2.2 to 1 and 1.8 to 1 for the six months ended June 30, 2003 and June 30, 2002, respectively, remains well under current industry standards. A commonly accepted standard for the ratio of losses and LAE reserves-to-statutory surplus is 5 to 1, compared with NAICC's ratio of 3.6 to 1 at June 30, 2003.

RESULTS OF PARENT OPERATIONS

         General and administrative expenses were approximately $0.7 million lower during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. For the six months ended June 30, 2003 and 2002, general and administrative expenses were approximately $0.3 million higher than the comparable period in 2002. This is primarily attributable to increased professional fees incurred concerning the ACL bankruptcy as well as increased insurance costs.

CASH FLOW FROM PARENT-ONLY OPERATIONS

         Operating cash flow of DHC, on a parent-only basis, is primarily dependent on the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the six months ended June 30, 2003 and June 30, 2002, cash used in parent-only operating activities was $0.4 million and $1.3 million, respectively.

         During the six months ended June 30, 2003, DHC, on a parent-only basis, had net cash provided by investing and financing activities of approximately $0.6 million. An investment in an available-for-sale security was sold for proceeds of $2.5 million and a note receivable from ACLines LLC, in the amount of $6.0 million, was repaid. DHC made an additional capital contribution of $4 million to NAICC. Additionally, a loan due to NAICC in the amount of $4 million, plus accrued interest was repaid.

         During the six months ended June 30, 2002, DHC, on a parent-only basis, had net cash provided by investing and financing activities of approximately $8.0 million. This is primarily due to the excess of the amount of capital raised in 2002 over the acquisition price of ACL.

LIQUIDITY AND CAPITAL RESOURCES - PARENT-ONLY OPERATIONS

         On a parent-only basis, DHC's sources of funds are its investments as well as dividends received from its subsidiaries. Various state insurance requirements restrict the amounts that may be transferred to DHC in the form of dividends or loans from its insurance subsidiaries without prior regulatory approval.

         At June 30, 2003 and June 30, 2002, cash and marketable security investments of DHC, on a parent-only basis, were approximately $3.6 million and $9.8 million, respectively. This decrease is primarily attributable to DHC liquidating investment assets to contribute $4 million of capital to NAICC and fund general and administrative expenses.

OTHER EXPENSES
INTEREST EXPENSE AND OTHER, NET IN THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 RELATES TO THE MARINE SERVICES SUBSIDIARIES.

         As noted above, DHC accounts for its investments in Marine Services subsidiaries under the equity method. The equity in net loss of unconsolidated Marine Services subsidiaries includes DHC's share of the subsidiaries' reported net loss of $46.9 million, as well as an other than temporary impairment charge of $8.2 million related to the investment in ACL.

CASH FLOW INFORMATION

         Cash flow information for each of DHC's business segments for the six months ended June 30, 2003 and 2002 reconciles to the condensed consolidated statements of cash flows as follows:

                                                          JUNE 30, 2003
                                           Insurance    Marine   Corporate      Total
                                           ---------    ------   ---------      -----
Net Cash Used In Operating Activities      $(13,075)   $   ---   $   (377)   $(13,452)
Net Cash Provided By
  Investing Activities                       10,181        ---      8,593      18,774
Net Cash Provided by (Used In)
  Financing Activities                        8,000        ---     (8,000)        ---
                                           --------    -------   --------    --------
    Net Increase In Cash and
      Cash Equivalents                     $  5,106    $   ---   $    216    $  5,322
                                           ========    =======   ========    ========

                                                              JUNE 30, 2002
                                             Insurance     Marine    Corporate     Total
                                             ---------     ------    ---------     -----
Net Cash Used in Operating Activities        $ (7,218)   $ (2,995)   $ (1,257)   $(11,470)
Net Cash Provided By (Used In)
  Investing Activities                          7,717      (1,236)    (44,828)    (38,347)
Net Cash (Used In) Provided By
  Financing Activities                            ---        (940)     52,816      51,876
                                             --------    --------    --------    --------
    Net Increase (Decrease) in Cash and
      Cash Equivalents                       $    499    $ (5,171)   $  6,731    $  2,059
                                             ========    ========    ========    ========

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

         4. NAICC is subject to certain regulatory RBC requirements. Depending on its calculated RBC, NAICC could be subject to four levels of increasing regulatory intervention ranging from company action to mandatory control. NAICC's capital is also one factor used to determine its ability to distribute or loan funds to DHC.

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

         6. One of DHC's potentially significant assets is its net operating loss carryforwards for income tax reporting purposes. In order to utilize the loss carryforwards, DHC must generate taxable income which can offset such carryforwards. The loss carryforwards are also utilized by income from certain grantor trusts that were established as part of the Mission Insurance Group Inc. reorganization. The loss carryforwards will expire if not used. The loss carryforwards would be further substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of Internal Revenue Code. DHC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year "testing period" by "5% stockholders".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         DHC's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to DHC's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to DHC's equity portfolio are primarily equity price risk. There have been no material changes to DHC's market risk for the six months ended June 30, 2003. For further information, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in DHC's Annual Report on Form 10-K for the year ended December 27, 2002.

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

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART II
                                OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         On December 31, 2002, American Commercial Lines LLC ("ACL") elected to utilize the 30-day grace period with respect to the $7.7 million interest payment due on its approximately $137.1 million in outstanding 11.25% ACL senior notes due January 1, 2008 ("Senior Notes"), and the $0.3 million interest payment due on its approximately $6.5 million in principal outstanding 10.25% ACL senior notes due June 2008 ("Old Senior Notes"). This non-payment resulted in an event of default under ACL's $335 million secured credit facility with JPMorgan Chase Bank ("Senior Credit Facilities") and under ACL's receivables facility ("Receivables Facility").

         Prior to the commencement of business on January 31, 2003, and the expiration of the 30-day grace period under the Senior Notes and Old Senior Notes, ACL filed for protection under Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code"). The ACL bankruptcy filing caused additional defaults under the Senior Credit Facilities, Senior Notes, Old Senior Notes and caused a default under the approximately $123.1 million outstanding 12% ACL pay-in-kind senior subordinated notes due July 1, 2008 ("PIK Notes"). The Receivables Facility was retired on January 31, 2003 with the proceeds from a debtor-in-possession financing arrangement and any defaults under the Receivables Facility were extinguished. The effects of all defaults under the Senior Credit Facilities, Senior Notes, Old Senior Notes and PIK Notes are stayed pursuant to certain provisions of the Bankruptcy Code.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 31.1 Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 from CEO and Exhibit 31.2 Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 from CFO

(b)      Exhibit 32.1 Certification of Periodic Financial Report Pursuant to
         Section 906 of Sarbanes-Oxley Act of 2002 from CEO and Exhibit 32.2 Certification of Periodic Financial Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 from CFO

(c)      Reports on Form 8-K:

         DHC filed Current Reports on Form 8-K as follows:

    Date                               Description
------------   ---------------------------------------------------------------
May 12, 2003   Relating to change of reporting periods to calendar year basis.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Danielson Holding Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DANIELSON HOLDING CORPORATION
                                       (Danielson Holding Corporation)

                                       By: /s/ PHILIP G. TINKLER
                                       -------------------------
                                       Philip G. Tinkler
                                       Chief Financial Officer
                                       August 14, 2003