Form 10-Q
period 2003-09-30
DANIELSON HOLDING CORP
filed 2003-11-07
CIK 225648

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________________ to______________________

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

           CLASS                                 OUTSTANDING AT NOVEMBER 7, 2003
           -----
Common Stock, $0.10 par value                            30,693,896 shares

                          DANIELSON HOLDING CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I

Item 1.  Financial Statements

    Condensed Consolidated Statements of Operations for the Quarter and Nine Months Ended
    September 30, 2003 and September 27, 2002 (Unaudited).....................................................         1

    Condensed Consolidated Statements of Financial Position as of September 30, 2003 (Unaudited)
    and December 27, 2002.....................................................................................       2-3

    Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended
    September 30, 2003 (Unaudited)............................................................................         4

    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
    September 30, 2003 and September 27, 2002 (Unaudited).....................................................         5

    Notes to Condensed Consolidated Financial Statements (Unaudited)..........................................      6-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     12-18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................        19

Item 4.  Controls and Procedures..............................................................................        19

PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities......................................................................        20

Item 6.  Exhibits and Reports on Form 8-K.....................................................................        20

OTHER

Signatures....................................................................................................        21

Exhibit 10.1 Corporate Services Agreement, Dated as of September 2, 2003 Between Equity Group Investments, LLC
and Danielson Holding Corporation.............................................................................        22

Exhibit 31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002......................        27

Exhibit 31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002......................        28

Exhibit 32.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.....................................................        29

Exhibit 32.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.....................................................        30

                          DANIELSON HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                               QUARTERS ENDED              NINE MONTHS ENDED
                                                                        ----------------------------  ----------------------------
                                                                        SEPTEMBER 30,  SEPTEMBER 27,  SEPTEMBER 30,  SEPTEMBER 27,
                                                                            2003          2002           2003            2002
                                                                        -------------  -------------  -------------  -------------
INSURANCE SERVICES:
  OPERATING REVENUES:
    Gross Premiums Earned                                                 $   9,170     $  15,299       $  30,918      $  54,631
    Ceded Premiums Earned                                                      (774)       (1,266)         (2,314)        (4,010)
                                                                          ---------     ---------       ---------      ---------
      Net Premiums Earned                                                     8,396        14,033          28,604         50,621

    Net Investment Income                                                       909         1,367           3,107          4,306
    Net Realized Investment (Losses) Gains                                     (438)       (2,630)           (142)         1,346
    Other Income                                                                 42           146             253            512
                                                                          ---------     ---------       ---------      ---------
      Total Insurance Services' Operating Revenues                            8,909        12,916          31,822         56,785
                                                                          ---------     ---------       ---------      ---------

  OPERATING EXPENSES:
    Gross Losses and Loss Adjustment Expenses                                 8,752        13,510          33,486         46,443
    Ceded Losses and Loss Adjustment Expenses                                  (623)       (1,890)         (3,798)        (3,424)
                                                                          ---------     ---------       ---------      ---------
      Net Losses and Loss Adjustment Expenses                                 8,129        11,620          29,688         43,019

    Policy Acquisitions Expenses                                              1,987         2,776           6,719         11,139
    General and Administrative                                                1,466         1,481           3,772          4,389
                                                                          ---------     ---------       ---------      ---------
      Total Insurance Services' Operating Expenses                           11,582        15,877          40,179         58,547
                                                                          ---------     ---------       ---------      ---------

      Operating Loss from Insurance Services                                 (2,673)       (2,961)         (8,357)        (1,762)
                                                                          ---------     ---------       ---------      ---------

MARINE SERVICES:
  OPERATING REVENUES:
    Marine Revenues                                                               -       195,011               -        255,948
                                                                          ---------     ---------       ---------      ---------

  OPERATING EXPENSES:
    Materials, Supplies and Other                                                 -        83,984               -        108,757
    Rent                                                                          -        14,179               -         19,108
    Labor and Fringe Benefits                                                     -        47,155               -         60,819
    Fuel                                                                          -        20,183               -         27,161
    Depreciation and Amortization                                                 -        17,872               -         24,004
    Taxes, Other than Income                                                      -         6,589               -          8,938
                                                                          ---------     ---------       ---------      ---------
      Total Marine Sevices' Operating Expenses                                    -       189,962               -        248,787
                                                                          ---------     ---------       ---------      ---------

      Operating Income from Marine Services                                       -         5,049               -          7,161
                                                                          ---------     ---------       ---------      ---------

PARENT COMPANY:
    Net Investment Income                                                        70             -             296            352
    Net Realized Investment Gains                                                 -             -             687            100
    Investment Income Related to ACL Debt                                         -             -               -          8,402
    Administrative Expenses                                                    (943)       (1,782)         (3,400)        (3,720)
                                                                          ---------     ---------       ---------      ---------

      Operating (Loss) Income from Parent Company                              (873)       (1,782)         (2,417)         5,134
                                                                          ---------     ---------       ---------      ---------

      Operating (Loss) Income                                                (3,546)          306         (10,774)        10,533

OTHER (INCOME) EXPENSES:
    Interest Expense                                                              -        16,070               -         21,059
    Other, Net                                                                    -         2,343               -          3,132
    Equity in Net (Income) Loss of Unconsolidated Marine
      Services Subsidiaries                                                    (104)            -          54,993              -
                                                                          ---------     ---------       ---------      ---------
      Total Other (Income) Expenses                                            (104)       18,413          54,993         24,191
                                                                          ---------     ---------       ---------      ---------

  Loss before Provision for Income Taxes                                     (3,442)      (18,107)        (65,767)       (13,658)

  Income Tax Provision                                                            -           178              12            340
                                                                          ---------     ---------       ---------      ---------

Net Loss                                                                  $  (3,442)    $ (18,285)      $ (65,779)     $ (13,998)
                                                                          =========     =========       =========      =========

LOSS PER SHARE OF COMMON STOCK - BASIC                                    $   (0.11)    $   (0.59)      $   (2.13)     $   (0.57)
                                                                          =========     =========       =========      =========

LOSS PER SHARE OF COMMON STOCK - DILUTED                                  $   (0.11)    $   (0.59)      $   (2.13)     $   (0.57)
                                                                          =========     =========       =========      =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                     (UNAUDITED)
                                                                                     SEPTEMBER 30,  DECEMBER 27,
                                                                                         2003           2002
                                                                                     -------------  ------------
                                           ASSETS

PARENT COMPANY'S AND INSURANCE SERVICES' ASSETS:
  Cash and Cash Equivalents                                                           $   10,449     $    9,939
  Investments:
    Fixed Maturities, Available for Sale at Fair Value (Cost: $73,873 and $83,399)        75,801         88,499
    Equity Securities, Available for Sale at Fair Value (Cost: $3,344 and $6,620)          4,124          5,247
  Accrued Investment Income                                                                  850          1,143
  Premium and Consulting Receivables, Net of
    Allowances of  $432  and  $1,623                                                       4,741          7,638
  Reinsurance Recoverable on Paid Losses, Net of
    Allowances of  $770  and  $780                                                         1,689          3,124
  Reinsurance Recoverable on Unpaid Losses, Net of
    Allowances of  $251  and  $206                                                        21,282         22,057
  Ceded Unearned Premiums                                                                  1,078          1,091
  Properties, Net                                                                            248            382
  Investments in Unconsolidated Marine Services Subsidiaries                               4,309              -
  Other Assets                                                                             3,795          4,370
                                                                                      ----------     ----------
      Total Parent Company's and Insurance Services' Assets                              128,366        143,490
                                                                                      ----------     ----------

PREVIOUSLY CONSOLIDATED MARINE SERVICES SUBSIDIARIES' ASSETS:
  CURRENT ASSETS
    Cash and Cash Equivalents                                                                  -         15,244
    Restricted Cash                                                                            -          6,328
    Accounts Receivable                                                                        -         50,630
    Accounts Receivable - Related Parties                                                      -          6,571
    Materials and Supplies                                                                     -         34,774
    Other Current Assets                                                                       -         27,342
                                                                                      ----------     ----------
      Total Current Assets                                                                     -        140,889

  PROPERTIES - Net                                                                             -        654,193
  PENSION ASSETS                                                                               -         20,806
  INVESTMENT IN UABL                                                                           -         48,627
  OTHER ASSETS                                                                                 -         26,893
                                                                                      ----------     ----------
      Total Previously Consolidated Marine Services Subsidiaries' Assets                       -        891,408
                                                                                      ----------     ----------

      Total Assets                                                                    $  128,366     $1,034,898
                                                                                      ==========     ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                (UNAUDITED)
                                                                               SEPTEMBER 30,   DECEMBER 27,
                                                                                   2003           2002
                                                                               -------------   ------------
                            LIABILITIES AND STOCKHOLDERS' EQUITY

PARENT COMPANY'S AND INSURANCE SERVICES' LIABILITIES:
  Unpaid Losses and Loss Adjustment Expenses                                    $    87,789    $   101,249
  Unearned Premiums                                                                   8,824         10,622
  Other Liabilities                                                                   5,467          3,874
                                                                                -----------    -----------
      Total Parent Company's and Insurance Services' Liabilities                    102,080        115,745
                                                                                -----------    -----------

PREVIOUSLY CONSOLIDATED MARINE SERVICES SUBSIDIARIES' LIABILITIES:
  CURRENT LIABILITIES
   Accounts Payable                                                                       -         36,437
   Accrued Payroll and Fringe Benefits                                                    -         16,686
   Deferred Revenue                                                                       -         10,835
   Accrued Claims and Insurance Premiums                                                  -         26,695
   Accrued Interest                                                                       -         16,761
   Short-Term Debt                                                                        -         43,873
   Current Portion of Long-Term Debt                                                      -        590,731
   Other Current Liabilities                                                              -         38,768
                                                                                -----------    -----------
      Total Current Liabilities                                                           -        780,786

  LONG-TERM DEBT                                                                          -          8,468
  PENSION LIABILITY                                                                       -         15,072
  OTHER LONG-TERM LIABILITIES                                                             -         37,467
                                                                                -----------    -----------
      Total Previously Consolidated Marine Services Subsidiaries' Liabilities             -        841,793
                                                                                -----------    -----------
      Total Liabilities                                                             102,080        957,538
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY:
  Preferred Stock ($0.10 par value; authorized 10,000,000 shares; none issued
    and outstanding)                                                                      -              -
  Common Stock ($0.10 par value; authorized  150,000,000 shares; issued               3,076          3,083
    30,764,887 and 30,828,093 shares; outstanding 30,754,091 and 30,817,297 shares)
  Additional Paid-in Capital                                                        117,063        117,148
  Unearned Compensation                                                                (637)        (1,132)
  Accumulated Other Comprehensive Income (Loss)                                       1,838        (12,464)
  Accumulated Deficit                                                               (94,988)       (29,209)
  Treasury Stock (Cost of 10,796 shares)                                                (66)           (66)
                                                                                -----------    -----------
      Total Stockholders' Equity                                                     26,286         77,360
                                                                                -----------    -----------
      Total Liabilities and Stockholders' Equity                                $   128,366    $ 1,034,898
                                                                                ===========    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                         DANIELSON HOLDING CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                               ACCUMULATED
                                                 COMMON STOCK      ADDITIONAL                     OTHER
                                            --------------------    PAID-IN       UNEARNED     COMPREHENSIVE  ACCUMULATED
                                              SHARES      AMOUNT    CAPITAL     COMPENSATION  (LOSS) INCOME    DEFICIT
                                            ----------   -------  -------------- -----------  --------------  -----------
Balance at December 27, 2002                30,828,093   $ 3,083   $  117,148     $ (1,132)     $ (12,464)    $  (29,209)
Stock Option Compensation Expense                                          73
Amortization of Unearned Compensation                                                  303
Adjustment of Unearned Compensation for
  Terminated Employees                         (63,206)       (7)        (158)         158
Employee payments for stock issued under
      restrictive stock plan                                                            34
Comprehensive Loss:
  Net Loss                                                                                                       (65,779)
  Net Unrealized Loss on Available for
      Sale Securities                                                                                (273)
  Reclassification Adjustment for Net
      Realized Gain on Available for Sale
      Securities Included in Net Loss                                                                (747)
  Net Reclassification Adjustment for
      Amount Included in Equity in
      Net Loss of Unconsolidated
      Marine Services Subsidiaries                                                                 15,322
                                                                                                ---------     ----------
        Total Comprehensive Income (Loss)                                                          14,302        (65,779)
                                            ----------   -------   ----------     --------      ---------     ----------

Balance at September 30, 2003               30,764,887   $ 3,076   $  117,063     $   (637)     $   1,838     $  (94,988)
                                            ==========   =======   ==========     ========      =========     ==========

                                               TREASURY STOCK
                                            -------------------
                                             SHARES      AMOUNT     TOTAL
                                            ---------   -------   ---------
Balance at December 27, 2002                 10,796     $   (66)  $  77,360
Stock Option Compensation Expense                                        73
Amortization of Unearned Compensation                                   303
Adjustment of Unearned Compensation for
  Terminated Employees                                                   (7)
Employee payments for stock issued under
      restrictive stock plan                                             34
Comprehensive Loss:
  Net Loss                                                          (65,779)
  Net Unrealized Loss on Available for
      Sale Securities                                                  (273)
  Reclassification Adjustment for Net
      Realized Gain on Available for Sale
      Securities Included in Net Loss                                  (747)
  Net Reclassification Adjustment for
      Amount Included in Equity in
      Net Loss of Unconsolidated
      Marine Services Subsidiaries                                   15,322
                                                                  ---------
        Total Comprehensive Income (Loss)                           (51,477)
                                             ------     -------   ---------

Balance at September 30, 2003                10,796     $   (66)  $  26,286
                                             ======     =======   =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                             ----------------------------
                                                                             SEPTEMBER 30,  SEPTEMBER 27,
                                                                                 2003           2002
                                                                             -------------  -------------
OPERATING ACTIVITIES
  Net Loss                                                                     $(65,779)      $(13,998)
  Adjustments to Reconcile Net (Loss) Income to Net Cash Used in
    Operating Activities:
      Net Gain on Investment Securities                                          (2,436)             -
      Other Than Temporary Decline in Fair Value of Investment Securities         1,891              -
      Gain Related to ACL Debt Contributed in Acquisition of ACL                      -        (12,478)
      Other Operating Activities                                                      -          5,346
      Depreciation and Amortization                                                 163         24,004
      Stock Option and Unearned Compensation Expense                                389            779
      Interest Accretion and Amortization                                           140          1,997
      Equity in Net Loss of Unconsolidated Marine Services Subsidiaries          54,993              -
      Change in Operating Assets and Liabilities:
        Accounts Receivable                                                           -        (11,501)
        Materials and Supplies                                                        -         (5,794)
        Accrued Interest                                                              -          9,355
        Accrued Investment Income                                                   293            363
        Premium and Consulting Receivables                                        2,897          4,660
        Reinsurance Recoverable on Paid Losses                                    1,435           (276)
        Reinsurance Recoverable on Unpaid Losses                                    775          1,046
        Ceded Unearned Premiums                                                      13              -
        Other Assets                                                              1,756            312
        Unpaid Losses and Loss Adjustment Expenses                              (13,460)        (9,150)
        Unearned Premiums                                                        (1,798)        (6,878)
        Other Liabilities                                                         1,488         (1,089)
      Other, Net                                                                     27          3,265
                                                                               --------       --------
        Net Cash Used in Operating Activities                                   (17,213)       (10,037)
                                                                               --------       --------

INVESTING ACTIVITIES
  Property Additions                                                                (29)        (8,573)
  Collection of Notes Receivable from Affiliate                                   6,036              -
  Proceeds from the Sale of Investment Securities                                 5,053          1,388
  Proceeds from the Sale of Property and Equipment                                    -          2,604
  Distribution Received from Unconsolidated Marine Services Subsidiary               58              -
  Purchase of ACL, GMS, and Vessel Leasing                                            -        (42,665)
  Purchase of Investment Securities                                             (26,483)        (5,783)
  Net Change in Restricted Cash                                                       -           (104)
  Proceeds from Fixed Maturities, Matured or Called                              34,673              -
  Other Investing Activities                                                     (1,599)         4,447
                                                                               --------       --------
      Net Cash Provided by (Used in) Investing Activities                        17,709        (48,686)
                                                                               --------       --------

FINANCING ACTIVITIES
  Cash Received for Restricted Stock                                                 14              -
  Short-Term Borrowings, Net                                                          -          5,349
  Long-Term Debt Issued                                                               -          3,206
  Long-Term Debt Repaid                                                               -         (9,616)
  Cash Overdrafts                                                                     -         (1,442)
  Proceeds from Rights Offering, Net of Expenses                                      -         42,228
  Proceeds from Exercise of Warrants for Common Stock                                 -          9,500
  Proceeds from Exercise of Options for Common Stock                                  -          1,088
  Other Financing                                                                     -           (928)
                                                                               --------       --------
    Net Cash Provided by Financing Activities                                        14         49,385
                                                                               --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents                                510         (9,338)
Cash and Cash Equivalents at Beginning of Period                                  9,939         39,693
                                                                               --------       --------
      Cash and Cash Equivalents at End of Period                               $ 10,449       $ 30,355
                                                                               ========       ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)

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

         The December 27, 2002 consolidated financial statements include the accounts of DHC, ACL and its consolidated subsidiaries, GMS, Vessel Leasing and DIND and its consolidated subsidiaries. The September 30, 2003 consolidated financial statements include the accounts of DHC and DIND and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. As previously mentioned, DHC's investments in ACL and its consolidated subsidiaries, GMS and Vessel Leasing, are included in the nine months ended September 30, 2003 consolidated financial statements using the equity method of accounting.

         The accompanying consolidated statement of financial position at December 27, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Amounts on this statement have been reclassified to conform to the September 30, 2003 presentation.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)

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

NOTE 2. CHAPTER 11 FILING

         During 2002 and 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, ACL's revenues and earnings did not meet expectations and ACL's liquidity was significantly impaired and debt covenant violations occurred. As a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003 (the "Petition Date"), prior to the commencement of business, ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code" or "Chapter 11") under case number 03-90305. Included in the filing are ACL, ACL's direct parent (American Commercial Lines Holdings LLC), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the "Debtors") under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court under case number 03-90305. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries. Neither DHC, GMS nor Vessel Leasing filed for Chapter 11 protection and are not a party to any proceedings under the Bankruptcy Code.

         ACL and the other Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11 a plan of reorganization that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined; however, the Debtors had the exclusive right to file a plan of reorganization at any time during the 120 day period following January 31, 2003. The Debtors filed motions to extend such time period, and the deadline was again extended on September 19, 2003 until December 29, 2003. If the exclusive filing period were to expire, other parties, such as ACL creditors, would have the right to propose alternative plans of reorganization.

         The Debtors have entered into a debtor-in-possession Credit Facility (the "DIP Credit Facility") that provides up to $75 million of financing. As of September 30, 2003, the Debtors have drawn $50 million, which was used to retire ACL's Pre-Petition Receivables Facility and which continues to be used to fund the Debtors' day-to-day cash needs. The DIP Credit Facility is secured by the same and additional assets that collateralized ACL's Senior Credit Facilities and Pre-Petition Receivables Facility, and bears interest, at ACL's option, at LIBOR plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the facility.

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

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 2. CHAPTER 11 FILING (CONTINUED)

         Under Chapter 11, actions by creditors to collect claims in existence at the filing date are stayed or deferred absent specific Bankruptcy Court authorization to pay such pre-petition claims while the Debtors continue to manage their businesses as debtors-in-possession and act to develop a plan of reorganization for the purpose of emerging from these proceedings. A claims bar date of December 5, 2003 has been established. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including but not limited to employee wages and certain employee benefits, certain critical vendor payments, certain insurance and claim obligations and certain tax obligations as a plan of reorganization is developed.

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

NOTE 3. EQUITY IN INCOME AND LOSSES OF MARINE SERVICES INVESTEES

         As discussed in Note 2, DHC wrote off its investment in ACL during the quarter ended March 28, 2003. The GMS and Vessel Leasing investments are not considered by DHC to be impaired. The 2003 reported net loss for the periods indicated includes, under the caption "Equity in Net Income (Loss) of Unconsolidated Marine Services Subsidiaries", the following components:

                                                               Quarter              Nine Months
                                                                Ended                  Ended
                                                         September 30, 2003     September 30, 2003
                                                         ------------------     ------------------
ACL's Reported Loss for the Three Months
  Ended March 28, 2003                                        $  ---                 $(46,998)
Other Than Temporary Impairment of Remaining
  Investment in ACL as of March 28, 2003                         ---                   (8,205)
                                                              ------                 --------
Total ACL Loss                                                   ---                  (55,203)
GMS Income                                                        35                        9
Vessel Leasing Income                                             69                      201
                                                              ------                 --------
Equity in Net Income (Loss) of Unconsolidated
  Marine Services Subsidiaries                                $  104                 $(54,993)
                                                              ======                 ========

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 3.  EQUITY IN INCOME AND LOSSES OF MARINE SERVICES INVESTEES (CONTINUED)

Activity in these subsidiaries for the quarter ended September 30, 2003 is as follows:

                                                     Vessel
                             ACL          GMS       Leasing
                             ---          ---       -------
Net Revenue               $ 149,969    $  12,438   $   1,152
Operating Income*             8,823        1,245         673
Net (Loss) Income            (4,162)         639         137

Activity in these subsidiaries for the nine months ended September 30, 2003 is as follows:

                                                    Vessel
                             ACL          GMS       Leasing
                             ---          ---       -------
Net Revenue               $ 449,751    $  38,320   $   3,455
Operating (Loss) Income*    (19,208)       3,277       2,029
Net (Loss) Income           (66,595)         165         401

* Before ACL Reorganization Expenses

NOTE 4. PER SHARE DATA

         Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during the relevant period. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Basic and fully diluted earnings per share data have been calculated using the average number of outstanding shares of Common Stock. Average shares were 30,816,595 for the quarter and 30,817,063 for the nine months ended September 30, 2003 and 30,817,297 and 24,755,186 for the quarter and nine months ended September 27, 2002, respectively. Diluted earnings per share do not include shares related to stock options and warrants because their effect is anti-dilutive.

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

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)

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

NOTE 8. BUSINESS SEGMENTS

                                                 Insurance     Marine      Corporate     Total
                                                 ---------     ------      ---------     -----
QUARTER ENDED SEPTEMBER 30, 2003:
     Operating Revenues                          $   8,909    $     ---    $     ---    $   8,909
     Segment (Loss) Earnings, Including Equity
         in Net Income of Unconsolidated
         Marine Services Subsidiaries               (2,673)         104         (873)      (3,442)

QUARTER ENDED SEPTEMBER 27, 2002:
     Operating Revenues                          $  12,916    $ 195,011    $     ---    $ 207,927
     Segment (Loss) Earnings                        (2,961)       5,049       (1,782)         306

NINE MONTHS ENDED SEPTEMBER 30, 2003:
     Operating Revenues                          $  31,822    $     ---    $     ---    $  31,822
     Segment (Loss), Including Equity in Net
         (Loss) of Unconsolidated Marine
         Services Subsidiaries                      (8,357)     (54,993)      (2,417)     (65,767)

NINE MONTHS ENDED SEPTEMBER 27, 2002:
     Operating Revenues                          $  56,785    $ 255,948    $     ---    $ 312,733
     Segment (Loss) Earnings                        (1,762)       7,161        5,134       10,533

         Total assets decreased from December 27, 2002 compared to September 30, 2003 due to the change in reporting for the Marine Services Subsidiaries from consolidation to the equity method, as described in Note 1. Additionally, the investment in ACL was written off during the quarter ended March 28, 2003, as described in Note 3.

The following is a reconciliation of segment (loss) earnings to consolidated pre-tax totals:

                                                       Quarter Ended      Quarter Ended     Nine Months Ended   Nine Months Ended
                                                    September 30, 2003  September 27, 2002  September 30, 2003  September 27, 2002
                                                    ------------------  ------------------  ------------------  ------------------
Total Segment (Loss) Earnings.....................        $ (3,442)           $    306            $(65,767)           $ 10,533
Unallocated Amounts:
     Interest Expense.............................             ---             (16,070)                ---             (21,059)
     Other, Net...................................             ---              (2,343)                ---              (3,132)
                                                          --------            --------            --------            --------
Loss before Provision
     for Income Taxes.............................        $ (3,442)           $(18,107)           $(65,767)           $(13,658)
                                                          ========            ========            ========            ========

                         DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)

NOTE 9. INVESTMENTS

         DHC's fixed maturity and equity securities portfolio is classified as "available for sale" and is carried at fair value. Changes in fair value are credited or charged directly to stockholders' equity as unrealized gains or losses, respectively. "Other than temporary" declines in fair value are recorded as realized losses in the statement of operations and the cost basis of the security is reduced. DHC recorded an "other than temporary" decline in fair value of its securities portfolio of $451 in the quarter ended September 30, 2003, and $1,891 for nine months ended September 30, 2003.

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

                                                    Quarter Ended        Quarter Ended     Nine Months Ended     Nine Months Ended
                                                 September 30, 2003   September 27, 2002  September 30, 2003    September 27, 2002
                                                 ------------------   ------------------  ------------------    ------------------
Stock Option Expense Recorded..................      $     (24)            $    ---            $    (73)             $    ---
                                                     =========             ========            ========              ========

Net Loss As Reported...........................      $  (3,442)            $(18,285)           $(65,779)             $(13,998)
Pro Forma Compensation Expense.................           (553)                (185)             (1,659)                 (519)
                                                     ---------             --------            --------              --------
Pro Forma Net Loss  ...........................      $  (3,995)            $(18,470)           $(67,438)             $(14,517)
                                                     =========             ========            ========              ========

Diluted (Loss) Income Per Share:
     As Reported...............................      $   (0.11)            $  (0.59)           $  (2.13)             $  (0.57)
     Pro Forma.................................          (0.13)               (0.60)              (2.19)                (0.59)

NOTE 11. COMPREHENSIVE INCOME (LOSS)

                                                      Quarter Ended        Quarter Ended     Nine Months Ended   Nine Months Ended
                                                   September 30, 2003   September 27, 2002   September 30, 2003  September 27, 2002
                                                   ------------------   -------------------  ------------------  ------------------
Net Loss.........................................       $  (3,442)           $ (18,285)          $  (65,779)          $ (13,998)
Unrealized Holding Gains (Losses) on Available
  for Sale Securities Arising During the Period..             264               (1,833)                (273)              9,299
Other............................................             ---                 (253)                 ---                (253)
Reclassification Adjustments:
  Net Realized Gains on Available for Sale
    Securities Included in Net Loss..............             ---                  ---                 (747)            (12,478)
  Amount Included in Equity in Net Loss
    of Marine Services Subsidiaries..............             ---                  ---               15,322                 ---
                                                        ---------            ---------           ----------           ---------

Total Comprehensive Loss.........................       $  (3,178)           $ (20,371)          $  (51,477)          $ (17,430)
                                                        =========            =========           ==========           =========

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

         Although DHC believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. DHC's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and DHC does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

OVERVIEW AND SIGNIFICANT EVENTS

         DHC is organized as a holding company with substantially all of its current operations conducted in the Insurance Services industry. DHC also has investments in companies engaged in the Marine Services industry which, beginning in 2003, are accounted for under the equity method.

         DHC, on a parent-only basis, has continuing expenditures for administrative expenses and derives revenues primarily from investment returns on portfolio securities. Therefore, the analysis of DHC's financial condition is generally done on an operating subsidiary basis. DHC possesses approximately $630 million in federal tax net operating loss carryforwards. DHC's strategic and business plan is to acquire businesses that will allow DHC to earn an attractive return on its investments.

         In May 2002, as part of DHC's implementation of its strategic plan, DHC acquired a 100% ownership interest in American Commercial Lines, LLC ("ACL") thereby entering into the marine transportation, construction and related service provider businesses.

         On January 31, 2003, ACL and certain of its subsidiaries and its immediate direct parent entity, American Commercial Lines Holdings, LLC ("ACL Holdings"), filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. HYI Investments, LLC ("HYI"), an entity affiliated with Samuel Zell, DHC's Chief Executive Officer and Chairman of the Board of Directors, and Philip G. Tinkler, DHC's Chief Financial Officer, is a holder of approximately 42% of ACL's Senior Notes and PIK Notes. For additional information see Note 2 in the accompanying financial statements and DHC's Annual Report on Form 10-K for the year ended December 27, 2002.

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

         As a result of the bankruptcy filing, while DHC continues to exercise significant influence over the operating and financial policies of ACL, it no longer maintains control of ACL. Accordingly, for the nine months ended September 30, 2003, DHC has accounted for its investments in ACL, GMS and Vessel Leasing using the equity method of accounting. Under the equity method of accounting, DHC reports its share of the equity investees' income or loss based on its ownership interest.

         In conjunction with the uncertainty of the outcome of the ACL bankruptcy, DHC evaluated the carrying values of its investments in ACL, GMS and Vessel Leasing and recorded an impairment loss for its remaining original investment in ACL during the quarter ended March 28, 2003 as described in Note 3 of the accompanying financial statements. No impairment loss adjustments have been made to the carrying values of GMS and Vessel Leasing. The carrying values of the investments in GMS and Vessel Leasing at September 30, 2003 were $1.2 million and $3.1 million, respectively.

INSURANCE OPERATIONS

         The operations of DHC's insurance subsidiary, National American Insurance Company of California ("NAICC"), are primarily property and casualty insurance. Effective July 2003, the decision was made to focus exclusively on the California non-standard personal automobile insurance market. Effective July 7, 2003, NAICC ceased writing new policy applications for commercial automobile insurance and began the process of providing the required statutory notice of its intention not to renew existing policies. NAICC expects that by September 2004, it will have completely exited the commercial automobile marketplace.

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED WITH QUARTER ENDED SEPTEMBER 27, 2002

RESULTS OF INSURANCE OPERATIONS

         Net premiums earned were $8.4 million and $14.0 million for the quarters ended September 30, 2003 and September 27, 2002, respectively. The change in net premiums earned during those periods was directly related to the change in net written premiums. Net written premiums were $5.4 million and $11.6 million for the quarters ended September 30, 2003 and September 27, 2002, respectively.

         The $6.2 million decrease in net written premiums for 2003 was attributable to a reduction in private passenger automobile policies written as a result of production moratoriums, cancellation of the commercial automobile program, and the expiration of all in force workers' compensation policies.

         Net written premiums in workers' compensation decreased by $1.4 million for the quarter ended September 30, 2003 as compared to the quarter ended September 27, 2002. Net written premiums for non-standard private passenger automobile were $4.2 million for the quarter ended September 30, 2003, a decrease of $1.8 million from the comparable period in 2002. Net written premiums for commercial automobile were $1.3 million for the quarter ended September 30, 2003, a decrease over the comparable period in 2002 of $3.0 million. The reduction in commercial automobile premiums was due to NAICC ceasing to write new policies effective July 7, 2003 and not renewing existing policies starting in September 2003.

         Net investment income was $0.9 million and $1.4 million for the quarters ended September 30, 2003 and September 27, 2002, respectively. The decrease was attributable to reductions in both the overall portfolio yield and the cash and invested asset base. Realized losses were $0.4 million in the quarter ended September 30, 2003 and were due primarily to the impairment loss on one equity security of $0.5 million. Realized losses recorded for the comparable period in 2002 were $2.6 million and were related to the sale of equity securities.

         Net losses and loss adjustment expenses ("LAE") were $8.1 million and $11.6 million for the quarters ended September 30, 2003 and September 27, 2002, respectively. The resulting loss and LAE ratios for the corresponding periods were 96.8% and 82.8%, respectively. The loss and LAE ratio increased in 2003 over 2002 due primarily to recording $1.3 million in adverse development in the Montana workers' compensation line for 2002 and prior accident years, versus recording $0.8 million in adverse development in the private passenger automobile line in the quarter ended September 27, 2002.

         Policy acquisition costs were $2.0 million and $2.8 million for the quarters ended September 30, 2003 and September 27, 2002, respectively. As a percentage of net premiums earned, policy acquisition expenses were 23.7% and 19.8% for the quarters ended September 30, 2003 and September 27, 2002, respectively. The increase in the policy acquisition expense ratio in 2003 reflects earned premiums decreasing at a greater rate than NAICC was able to reduce fixed and variable acquisition costs.

         General and administrative expenses were $1.5 million for both of the quarters ended September 30, 2003 and September 27, 2002. Employee severance costs of $0.3 million were recognized in the quarter ended September 30, 2003.

         Combined underwriting ratios were 137.9% and 113.2% for the quarters ended September 30, 2003 and September 27, 2002, respectively. Underwriting ratios measure the level of loss and loss expenses to earned premiums as well as level of expenses to written premiums.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 27, 2002

RESULTS OF INSURANCE OPERATIONS

         Net premiums earned were $28.6 million and $50.6 million for the nine months ended September 30, 2003 and September 27, 2002, respectively. The change in net premiums earned during those periods was directly related to the change in net written premiums. Net written premiums were $26.8 million and $44.4 million for the nine months ended September 30, 2003 and September 27, 2002, respectively.

         The $17.6 million decrease in net written premiums for 2003 was attributable to a moratorium being placed on a large portion of the private passenger automobile line, cancellation of the commercial automobile program effective September 2003, and the expiration of all in force workers' compensation policies. The overall production decline is in response to NAICC's diminishing surplus.

         Net written premiums in workers' compensation decreased by $6.9 million during 2003 over the comparable period in 2002. Net written premiums for non-standard private passenger automobile were $14.1 million in 2003, a decrease of $6.0 million from the comparable period in 2002. Net written premiums for commercial automobile were $12.3 million in 2003, a decrease over the comparable period in 2002 by $4.7 million. Effective July 7, 2003, NAICC ceased writing commercial automobile policies and began providing the required statutory notice of its intention not to renew existing policies.

         Net investment income was $3.1 million and $4.3 million for the nine months ended September 30, 2003 and September 27, 2002, respectively. The decrease was attributable to reductions in both the overall portfolio yield and the cash and invested asset base. Average fixed income portfolio yield on bonds was 5.62% during the nine months ended September 30, 2003 compared to 6.20% for the nine months ended September 27, 2002. Average cash and invested assets earning interest, exclusive of its investments in ACL, decreased by $22.9 million from the comparable period in 2002 with an ending asset base of $83.9 million as of September 30, 2003. Realized losses were $0.1 million in the nine months ended September 30, 2003 and were due to the impairment loss on three equity securities of $1.9 million offset by gains on the sale of equity securities of $0.8 million and fixed income securities of $1.0 million. Realized gains recorded for the comparable period in 2002 were $1.3 million and included a $5.2 million gain related to the conversion of ACL notes to equity as a result of ACL's reorganization in May 2002, offset by other realized losses related to the sale of equity securities.

         Net losses and LAE were $29.7 million and $43.0 million for the nine months ended September 30, 2003 and September 27, 2002, respectively. The resulting loss and LAE ratios for the corresponding periods were 103.8% and 85.0%, respectively. The loss and LAE ratio increased in 2003 over 2002 due primarily to recording $4.3 million in adverse development for 2002 and prior accident years in the commercial automobile line and $3.3 million in adverse development in the Valor workers' compensation line. In 2002, $4.1 million of adverse development was recognized in workers' compensation and private passenger automobile lines. Excluding the effects of adverse development in both periods, the loss and LAE ratio was 77.2% and 76.9% for 2003 and 2002, respectively.

         Policy acquisition costs were $6.7 million and $11.1 million for the nine months ended September 30, 2003 and September 27, 2002, respectively. As a percentage of net premiums earned, policy acquisition expenses were 23.5% and 22.0% for the nine months ended September 30, 2003 and September 27, 2002, respectively. The increase in the policy acquisition expense ratio in 2003 was due primarily to earned premiums decreasing at a greater rate than NAICC was able to reduce its variable and fixed acquisition costs.

         General and administrative expenses were $3.8 million and $4.4 million for the nine months ended September 30, 2003 and September 27, 2002, respectively. General and administrative expenses decreased in 2003 compared to 2002 due to cost containment efforts.

         Combined underwriting ratios were 140.5% and 115.7% for the nine months ended September 30, 2003 and September 27, 2002, respectively. Underwriting ratios measure the level of loss and loss expenses to earned premiums as well as level of expenses to written premiums.

CASH FLOW FROM INSURANCE OPERATIONS

         Cash used in operations was $17.1 million and $13.1 million for the nine months ended September 30, 2003 and September 27, 2002, respectively. The increase in cash used in operations was due to NAICC experiencing a condition in which claim payments related to the lines and territories placed into run-off exceeded premium receipts from existing lines. Such negative cash flow restricts NAICC from re-investing bond maturity proceeds in order to meet obligations as they arise. Cash provided by investing activities was $10.7 million and $10.1 million for the nine months ended September 30, 2003 and September 27, 2002, respectively. The $0.6 million increase in cash provided by investing activities was primarily due to the sale of equity securities. The primary source of cash for investment in fixed income securities in 2003 resulted from a $4.0 million capital contribution by DHC and early repayment of a $4.0 million promissory note that was due to NAICC in May 2004. Overall cash and invested assets at September 30, 2003 were $88.0 million compared to $97.3 million at December 27, 2002.

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

         The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk based capital requirements ("RBC"). The RBC model for property and casualty insurance companies requires that carriers report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. As noted above, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, it was determined for statutory insurance accounting purposes that NAICC's investment in ACL was fully impaired. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7.4 million. This charge, when combined with NAICC's underwriting results and investment losses reduced its statutory surplus level below the Company Action Level of NAICC's RBC calculation. In response to the above statutory condition, DHC repaid the $4 million note due May 2004 to NAICC, and further contributed $4 million to NAICC to increase its statutory capital during February 2003. With permission from the California Department of Insurance, these transactions were recorded at December 31, 2002. As a condition to granting such permission, the Department will require NAICC to obtain permission prior to entering into any future loans with an affiliate. Including the $8 million contribution noted above, NAICC's reported capital and surplus as of December 31, 2002 was above the Company Action Level of NAICC's RBC calculation. NAICC has projected its RBC requirement as of September 30, 2003 under the RBC model and believes that it is above the Company Action Level of NAICC's RBC calculation.

         Two other common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and LAE reserves). A commonly accepted standard for net written premium-to-surplus ratio is 3 to 1, although this varies with different lines of business. NAICC's annualized premium-to-year-end statutory surplus ratio of 1.8 to 1 and 1.6 to 1 for the nine months ended September 30, 2003 and September 27, 2002, respectively, remains well under current industry standards. A commonly accepted standard for the ratio of losses and LAE reserves-to-year-end statutory surplus is 5 to 1, compared with NAICC's ratio of
3.4 to 1 at September 30, 2003.

RESULTS OF PARENT OPERATIONS

         General and administrative expenses were approximately $0.8 million lower during the quarter ended September 30, 2003 compared to the quarter ended September 27, 2002. For the nine months ended September 30, 2003, general and administrative expenses were approximately $0.3 million lower than the comparable period in 2002. These decreases were primarily attributable to increased efficiency in the management of administrative costs and non-recurring expenses related to a 2002 modification of stock options.

CASH FLOW FROM PARENT-ONLY OPERATIONS

         Operating cash flow of DHC, on a parent-only basis, is primarily dependent on the rate of return achieved on its investment portfolio and the payment of general and administrative expenses incurred in the normal course of business. For the nine months ended September 30, 2003 and September 27, 2002, cash used in parent-only operating activities was $1.7 million and $2.9 million, respectively.

         During the nine months ended September 30, 2003, DHC, on a parent-only basis, had net cash provided by investing and financing activities of approximately $0.6 million. An investment in an available-for-sale security was sold for proceeds of $2.5 million and a note receivable from ACLines LLC, in the amount of $6.0 million, was repaid. DHC made an additional capital contribution of $4 million to NAICC. Additionally, a loan due to NAICC in the amount of $4 million, plus accrued interest was repaid.

         During the nine months ended September 27, 2002, DHC, on a parent-only basis, had net cash provided by investing and financing activities of approximately $1.9 million. This was primarily due to the excess of the amount of capital raised in 2002 over the acquisition price of ACL.

LIQUIDITY AND CAPITAL RESOURCES - PARENT-ONLY OPERATIONS

         On a parent-only basis, DHC's sources of funds are its investments as well as dividends received from its subsidiaries. Various state insurance requirements restrict the amounts that may be transferred to DHC in the form of dividends or loans from its insurance subsidiaries without prior regulatory approval.

         At September 30, 2003 and September 27, 2002, cash and marketable security investments of DHC, on a parent-only basis, were approximately $2.4 million and $8.3 million, respectively. This decrease is primarily attributable to DHC liquidating investment assets to contribute $4 million of capital to NAICC and fund general and administrative expenses.

OTHER EXPENSES

         Interest Expense and Other, Net in the quarter and nine months ended September 27, 2002 relates to the Marine Services Subsidiaries.

         As noted above, DHC accounts for its investments in Marine Services subsidiaries under the equity method. The equity in net loss of unconsolidated Marine Services subsidiaries includes DHC's share of the subsidiaries' reported net loss of $46.8 million, for the nine months ended September 30, 2003, as well as an other than temporary impairment charge of $8.2 million related to the investment in ACL.

CASH FLOW INFORMATION

         Cash flow information for each of DHC's business segments for the nine months ended September 30, 2003 and 2002 reconciles to the condensed consolidated statements of cash flows as follows:

                                                   SEPTEMBER 30, 2003

                                        Insurance   Marine  Corporate     Total
                                        ---------   ------  ---------     -----
Net Cash Used In Operating Activities   $(17,082)   $  ---   $   (131)   $(17,213)
Net Cash Provided By
  Investing Activities                    10,683       ---      7,026      17,709
Net Cash Provided by (Used In)
  Financing Activities                     8,000       ---     (7,986)         14
                                        --------    ------   --------    --------

    Net Increase (Decrease) In Cash
      and Cash Equivalents              $  1,601    $  ---   $ (1,091)   $    510
                                        ========    ======   ========    ========

                                                SEPTEMBER 27, 2002

                                 Insurance    Marine     Corporate    Total
                                 ---------    ------     ---------    -----
Net Cash (Used in) Provided By
   Operating Activities          $(13,073)   $  5,955    $ (2,919)   $(10,037)
Net Cash Provided By (Used In)
  Investing Activities             10,063      (7,721)    (51,028)    (48,686)
Net Cash (Used In) Provided By
  Financing Activities                ---      (3,501)     52,886      49,385
                                 --------    --------    --------    --------

    Net Decrease in Cash and
      Cash Equivalents           $ (3,010)   $ (5,267)   $ (1,061)   $ (9,338)
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

         6. One of DHC's potentially significant assets is its federal net operating loss carryforwards for income tax reporting purposes. In order to utilize the loss carryforwards, DHC must generate taxable income which can offset such carryforwards. The loss carryforwards are also utilized by income from certain grantor trusts that were established as part of the Mission Insurance Group Inc. reorganization. The loss carryforwards will expire if not used. The loss carryforwards would be further substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of Internal Revenue Code. DHC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year "testing period" by "5% stockholders".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         DHC's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to DHC's fixed maturity portfolio are primarily interest rate risk and prepayment risk. The market risks related to DHC's equity portfolio are primarily equity price risk. There have been no material changes to DHC's market risk for the nine months ended September 30, 2003. For further discussion of the qualitative and quantitative disclosures about market risk affecting DHC, please see Item 7A, "Qualitative and Quantitative Disclosures About Market Risk" in DHC's Annual Report on Form 10-K for the year ended December 27, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         DHC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of DHC's disclosure controls and procedures, as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Act"). Based upon the results of that evaluation, DHC's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report, DHC's disclosure controls and procedures were effective in all material respects to ensure that the information required to be disclosed by DHC in reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, there have been no changes in DHC's internal control over financial reporting during the fiscal quarter ended September 30, 2003 that have materially affected, or which are reasonably likely to materially affect, DHC's internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1 - Corporate Services Agreement, Dated as of September 2, 2003 Between Equity Group Investments, LLC and Danielson Holding Corporation

         Exhibit 31.1 - Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 from Chief Executive Officer

         Exhibit 31.2 - Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 from Chief Financial Officer

         Exhibit 32.1 - Certification of Periodic Financial Report Pursuant to
         Section 906 of Sarbanes-Oxley Act of 2002 from Chief Executive Officer

         Exhibit 32.2 - Certification of Periodic Financial Report Pursuant to
         Section 906 of Sarbanes-Oxley Act of 2002 from Chief Financial Officer

(b)      Reports on Form 8-K:

         DHC filed Current Reports on Form 8-K as follows:

      Date                                      Description
---------------          -------------------------------------------------------
August 14, 2003          Relating to press release announcing earnings results.

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

                                               DANIELSON HOLDING CORPORATION
                                               (Danielson Holding Corporation)

                                               By: /s/ PHILIP G. TINKLER
                                               ----------------------------
                                               Philip G. Tinkler
                                               Chief Financial Officer
                                               November 7, 2003