Form 10-K
period 2003-12-31
DANIELSON HOLDING CORP
filed 2004-03-15
CIK 225648

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



                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [X]     No  [ ]

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $34,795,021

                        OUTSTANDING STOCK (ALL CLASSES)

                     CLASS                                       MARCH 15, 2004
                     -----                                       --------------
         Common Stock, $0.10 par value                          35,950,145 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DANIELSON HOLDING CORPORATION

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18

                                  PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...........   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   39
Item 8.   Financial Statements and Supplementary Data.................   43
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   90
Item 9A.  Controls and Procedures.....................................   91

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   91
Item 11.  Executive Compensation......................................   94
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   97
Item 13.  Certain Relationships and Related Transactions..............   99
Item 14.  Principal Accountant Fees and Services......................  101

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................  102
Signatures............................................................  110
Certifications........................................................  111

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Danielson Holding Corporation ("DHC") is a holding company incorporated in Delaware with substantially all of its current operations conducted in the insurance services industry. DHC engages in insurance operations through its indirect subsidiaries, National American Insurance Company of California and related entities. DHC also has an equity interest in companies engaged in the marine transportation and services industry through its investment in American Commercial Lines, LLC ("ACL") and related entities.

     In May 2002, DHC acquired a 100% ownership interest in ACL. On January 31, 2003, ACL and many of its subsidiaries and its immediate direct parent entity, American Commercial Lines Holdings, LLC ("ACL Holdings"), filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Material uncertainty exists as to the impact of the bankruptcy on DHC's equity interest in ACL upon the conclusion of ACL's bankruptcy proceeding. While it cannot presently be determined, DHC's investment in ACL may have little or no value upon the completion of that bankruptcy proceeding. DHC, NAICC and DHC's equity investees, operating in the marine services industries, are not guarantors of ACL's debt, nor are they liable for any of ACL's liabilities.

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

     As a result of the bankruptcy filing, while DHC continues to exercise influence over the operating and financial policies of ACL, it no longer maintains control of ACL. Accordingly, for the year ended December 31, 2003, DHC has accounted for its investments in ACL, GMS and Vessel Leasing using the equity method of accounting. Under the equity method of accounting, DHC reports its share of the equity investees' income or loss based on its ownership interest.

     In conjunction with the uncertainty of the outcome of the ACL bankruptcy, DHC evaluated the carrying values of its investments in ACL, GMS and Vessel Leasing and recorded an impairment loss of $8.2 million for its remaining original investment in ACL during the quarter ended March 28, 2003. No impairment loss adjustments have been made to the carrying values of GMS and Vessel Leasing.

     DHC had cash and investments, including investments in subsidiaries and restricted cash, at the holding company level of $62.8 million at December 31, 2003. DHC's cash amounted to $3.5 million, DHC's investments consisted of publicly traded bonds of $0.5 million. DHC has restricted cash of $37.0 million related to the Covanta escrow. DHC also had a $17.3 million investment in insurance subsidiaries. DHC had liabilities at the holding company level of $42.2 million, consisting primarily of a note payable of $40 million relating to the acquisition of the energy and water business of Covanta Energy Corporation ("Covanta") discussed below.

     DHC expects to report, as of the end of 2003, aggregate consolidated net operating loss tax carryforwards for federal income tax purposes ("NOLs") of approximately $652 million. These losses will expire over the course of the next 19 years unless utilized prior thereto. See Note 13 of the Notes to Consolidated Financial Statements (hereinafter referred to as "Notes to Consolidated Financial Statements") for more detailed information on DHC's NOLs.

     DHC's strategy is to grow by developing business partnerships and making strategic acquisitions. As part of DHC's ongoing corporate strategy, DHC has continued to seek acquisition opportunities, such as the recent acquisition of Covanta described below which management believes will enable DHC to earn an attractive return on its investment. Such acquisitions will not necessarily complement its existing operations, and could be entirely unrelated to DHC's current businesses.

ACQUISITION OF COVANTA ENERGY CORPORATION

     On December 2, 2003, DHC executed a definitive investment and purchase agreement to acquire the energy and water businesses of Covanta in connection with Covanta's emergence from Chapter 11 proceedings in bankruptcy. The primary components of the transaction are: (1) the purchase by DHC of 100% of the equity of Covanta in consideration for a cash purchase price of $30 million, and (2) agreement as to new letter of credit and revolving of credit facilities for Covanta's domestic and international operations, provided by some of the existing Covanta lenders and a group of additional lenders organized by DHC. DHC amended this Agreement with Covanta as of February 23, 2004 to reduce the purchase price and release from an escrow account $175,000 so that a limited liability company formed by DHC and one of its subsidiaries could acquire an equity interest in Covanta Lake, Inc., a wholly-owned indirect subsidiary of Covanta, in a transaction separate and distinct from the acquisition of Covanta out of bankruptcy.

     As required by the investment and purchase agreement, Covanta filed a new, alternative proposed plan of reorganization, a new, alternative proposed plan of liquidation for specified non-core businesses, and an accompanying draft disclosure statement, each reflecting the transactions contemplated under the investment and purchase agreement, with the Bankruptcy Court. On March 5, 2004, the Bankruptcy Court confirmed the proposed plans.

     Under the terms of the investment and purchase agreement on March 10, 2004, DHC acquired 100% of Covanta's equity in consideration for approximately $30 million (net of $175,000 discussed above). As part of the investment and purchase agreement, DHC arranged for a new $118 million replacement letter of credit facility for Covanta, secured by a second lien on Covanta's domestic assets. This financing was provided by SZ Investments, L.L.C., a DHC shareholder ("SZ Investments"), Third Avenue Trust, on behalf of Third Avenue Value Fund Series, a DHC shareholder ("Third Avenue") and D. E. Shaw Laminar Portfolios, L.L.C., a creditor of Covanta and a DHC shareholder ("Laminar"). In addition, in connection with a note purchase agreement described below, Laminar arranged for a $10 million revolving loan facility for Covanta's international operations that DHC acquired, secured by Covanta's international assets.

     A preliminary estimate of the purchase price to be recognized by DHC in its financial statements ranges from $46 million to $51 million which includes the cash purchase price of $30 million, an expense estimate of approximately $6 million for professional fees and other costs incurred in connection with the acquisition, and an estimated fair value ranging from $10 million to $15 million for DHC's commitment to sell up to 3 million shares of its Common Stock at $1.53 per share to certain creditors of Covanta, subject to certain limitations. The final purchase cost will be determined as DHC obtains additional information.

  FINANCING THE COVANTA ACQUISITION

     DHC obtained the financing necessary for the Covanta acquisition pursuant to a note purchase agreement dated December 2, 2003, from SZ Investments, Third Avenue and Laminar (collectively, the "Bridge Lenders"). Pursuant to the note purchase agreement, the Bridge Lenders provided DHC with $40 million of bridge financing in exchange for notes issued by DHC. In the event that DHC is unable to repay all or a portion of the notes pursuant to a previously announced rights offering of DHC Common Stock, par value $0.10 per share ("Common Stock"), then the notes are convertible without action by the Bridge Lenders into shares of Common Stock at a price of $1.53 per share subject to certain agreed upon limitations necessitated by DHC's NOLs. These notes have a scheduled maturity date of January 2, 2005 and an extended maturity date of July 15, 2005, and bear interest at a rate of 12% per annum through July 15, 2004 and 16% per annum thereafter. In the event of a default or the failure to pay a note on its maturity, the interest rate under the note increases by 2%. DHC used $30 million of the proceeds from the notes to post an escrow deposit prior to the closing of the transactions contemplated by the investment and purchase agreement. At closing, the purchase price deposit (net of the $175,000 discussed above) was used as DHC's purchase price for Covanta's equity interests. DHC has been and will use the remainder of the proceeds to pay transaction expenses and for general corporate purposes. In consideration for the $40 million of bridge financing and the agreement by the Bridge Lenders to arrange or provide for the $118 million second lien credit facility and for Laminar to arrange or provide for the $10 million international revolving credit facility, DHC issued to the Bridge Lenders an aggregate of 5,120,853 shares of Common Stock. Upon closing of the Covanta acquisition, certain contractual restrictions upon such shares terminated. At the time that DHC entered into the note purchase agreement, agreed to issue the notes convertible into shares of Common Stock and issued the equity compensation to the Bridge Lenders, the closing price of the Common Stock on the American Stock Exchange on the day prior to the announcement of the Covanta acquisition was $1.40 per share, which was below the $1.53 per share conversion price of the notes.

     In addition, under the note purchase agreement Laminar has agreed to convert an amount of notes to acquire up to an additional 8.75 million shares of the Common Stock at $1.53 per share based upon the levels of public participation in the rights offering. Further, DHC has agreed, in connection with the note purchase agreement, to sell up to an additional 3 million shares of Common Stock at $1.53 per share to certain creditors of Covanta based upon the levels of public participation in the rights offering and subject to change of ownership and other limitations.

     As part of DHC's negotiations with Laminar and their becoming a 5% shareholder, pursuant to a letter agreement dated December 2, 2003, Laminar has agreed to restrictions on the transferability of the shares of Common Stock that Laminar holds or will acquire. Further in accordance with the transfer restrictions contained in Article Five of DHC's charter restricting the resale of Common Stock by 5% stockholders, DHC has agreed with Laminar to provide it with limited rights to resell the Common Stock that it holds. Finally, DHC has agreed with the Bridge Lenders to file a registration statement with the SEC to register the shares of Common Stock issued to them under the note purchase agreement not later than the earlier of June 30, 2004 and ten days after closing of the rights offering. Samuel Zell, Chairman of the Board of Directors and Chief Executive Officer of DHC, Philip G. Tinkler, Chief Financial Officer of DHC and William Pate, a director of DHC, are affiliated with SZ Investments. Martin Whitman and David Barse, directors of DHC, are affiliated with Third Avenue. The note purchase agreement and other transactions involving the Bridge Lenders were negotiated, reviewed and approved by a special committee of the DHC Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.

DESCRIPTION OF BUSINESSES

     Set forth below is a description of DHC's business operations as of December 31, 2003, as presented in the Consolidated Financial Statements included in this report. As of December 31, 2003, DHC was engaged in two primary businesses: the holding company business and the Insurance Services business. The holding company business and the Insurance Services business each have one business segment. Each of these businesses and business segments are described below.

     Additional information about DHC's business segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 21 of the Notes to Consolidated Financial Statements.

  THE HOLDING COMPANY BUSINESS

  Nature of Holding Company Operations

     DHC is a holding company whose principal operations consist of subsidiaries in the insurance industry in the western United States, primarily California. DHC also has equity interests in companies engaged in the marine transportation and services industry.

     DHC holds all of the voting stock of Danielson Indemnity Company ("DIND"). DIND owns 100 percent of the common stock of NAICC, DHC's principal operating insurance subsidiary, which owns 100 percent of the common stock of Valor Insurance Company, Incorporated a Montana domiciled specialty insurance company ("Valor"), Danielson Insurance Company and Danielson National Insurance Company (DIND, National American Insurance Company of California and its subsidiaries being collectively referred to hereinafter as "NAICC").

  Tax Loss Carryforward

     At the close of 2003, DHC had consolidated NOLs of approximately $652 million for federal income tax purposes. This estimate was based upon federal consolidated income tax losses for the periods through December 31, 2002 and an estimate of the 2003 taxable results. Some or all of the carryforward may be available to offset, for federal income tax purposes, the future taxable income, if any, of DHC, its wholly owned subsidiaries and the Mission trusts described in more detail in Note 13 of the Notes to Consolidated Financial Statements. The Internal Revenue Service ("IRS") has not audited any of DHC's tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOL carryforward were reported. The NOLs are currently fully reserved, for valuation purposes, on DHC's Consolidated Financial Statements.

     DHC's NOLs will expire, if not used, in the following approximate amounts in the following years (dollars in thousands):

                                                                AMOUNT OF
                                                               CARRYFORWARD
YEAR                                                             EXPIRING
----                                                           ------------
2004........................................................     $ 69,947
2005........................................................      106,225
2006........................................................       92,355
2007........................................................       89,790
2008........................................................       31,688
2009........................................................       39,689
2010........................................................       23,600
2011........................................................       19,755
2012........................................................       38,255
2019........................................................       33,635
2022........................................................       26,931
2023........................................................       80,002
                                                                 --------
                                                                 $651,872
                                                                 ========

     DHC's ability to utilize its NOLs would be substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. DHC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year "testing period" by "5% stockholders". In an effort to reduce the risk of an ownership change, DHC has imposed restrictions on the ability of holders of five percent or more of the Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock. The transfer restrictions were implemented in 1990, and DHC expects that they will remain in force as long as the NOLs are available to DHC. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by DHC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Internal Revenue Code.

  THE INSURANCE SERVICES BUSINESS

  Nature of Insurance Operations

     NAICC manages its business across four principal lines of business; (1) private passenger automobile; (2) commercial automobile; (3) workers' compensation; and (4) property and casualty. As of December 31, 2003, NAICC was engaged in writing exclusively non-standard private passenger automobile primarily in California. Insurers admitted in California are required to obtain approval from the California Department of Insurance of rates and/or forms prior to being used. Many of the other states, in which NAICC does business, have similar requirements. Rates and policy forms are developed by NAICC and filed with the regulators in each of the relevant states, depending upon each state's requirements. NAICC relies upon its own as well as industry experience in establishing rates.

  Private Passenger Automobile

     NAICC began writing non-standard private passenger automobile insurance in California in July 1993, in Idaho, Oregon and Washington in April 1998, and in Arizona and Nevada in 1999. Policyholder selection is governed by underwriting guidelines established by NAICC. Non-standard risks are those segments of the driving public which generally are not considered "preferred" business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those who have been non-renewed or declined by another insurance company. Generally, non-standard premium rates are higher than standard premium rates and policy limits are lower than typical policy limits. Management believes that it is able to achieve underwriting success through refinement of various risk profiles, thereby dividing the non-standard market into more defined segments which can be adequately priced. Additionally, traditional lower limits lend themselves to quicker claims processing allowing management to respond more quickly to changing loss trends and revise underlying underwriting and rate filings.

     Net written premiums were $18.1 million, $25.4 million, and $19.4 million in 2003, 2002 and 2001, respectively, for the non-standard private passenger automobile program. Net written premiums for non-standard private passenger automobile in California were $18.0 million, $25.2 million and $11.9 million for 2003, 2002 and 2001, respectively. The primary reason for the decrease in private passenger automobile premiums in 2003 is the result of underwriting restrictions placed on the California non-standard automobile program in February 2002.

     Private passenger automobile policy limits vary by state. In California and Arizona, non-standard policies primarily provide maximum coverage up to $15,000 per person, $30,000 per accident for liability and bodily injury and $10,000 per accident for property damage. In Oregon, and Washington, non-standard policies provide minimum coverage of $25,000 per person, $50,000 per accident for liability and bodily injury and $10,000 per accident for property damage, and can provide coverage to a maximum of $250,000 per person, $500,000 per accident for liability and bodily injury and $25,000 per accident for property damage. In general, preferred policies provide coverage to a maximum of $250,000 per person, $500,000 per accident for liability and bodily injury and $25,000 per accident for property damage.

     In 2001, NAICC ceded 10 percent of its California non-standard private passenger automobile business to a major reinsurance company under a quota share reinsurance agreement. Effective January 1, 2002, the treaty was not renewed. NAICC's Oregon and Washington non-standard automobile, California preferred automobile business, and its commercial automobile business is reinsured on an excess of loss basis, where the company retains the first $250,000 of insured losses. Although the non-California business was placed in run-off in 2002 the non-standard California business had increased due to the fact that approximately half the carriers exited the state in 2001 providing NAICC greater market share but at the expense of underwriting results. As policies have been renewed they have been renewed at significantly higher rates.

     NAICC does not write any business through managing general agents. Its California non-standard private passenger automobile, representing 59.1% of 2003 net written premiums, was produced through one general agent as compared to 40.6% in 2002 for the same general agent. In 1998, NAICC commenced writing preferred risks in California through a different general agent and has since placed that segment in run-off. Arizona, Idaho, Oregon, and Washington business was written directly through appointed independent agents.

  Commercial Automobile

     NAICC began writing non-standard commercial automobile insurance in 1995 through independent agents. The majority of automobiles owned or used by businesses are insured under policies that provide other coverage for the business, such as commercial multi-peril insurance. Businesses which are unable to insure a specific driver and businesses having vehicles not qualifying for commercial multi-peril insurance are typical NAICC commercial automobile policyholders. Examples of these risks include drivers with more than one moving violation, one and two vehicle accounts, and specialty haulers, such as sand and gravel, farm vehicles and certain short haul common carriers. The typical NAICC commercial automobile policy covers fleets of four or fewer vehicles. NAICC does not insure interstate trucking, trucks hauling logs, gasoline or similar higher hazard operations. The current average annual premium of the policies in force is approximately $4,865.

     Net written premiums for commercial automobile insurance were $11.9 million, $19.5 million and $38.4 million in 2003, 2002 and 2001, respectively. The decrease in commercial automobile premiums in 2003 was attributable to NAICC's decision to exit this line of business. The decision to exit the market was primarily driven by the unprofitable historical underwriting results and relatively high net retentions for this line of business. No new commercial automobile policies were issued after July 2003 and no policies were renewed after September 2003. The decrease in commercial automobile premiums during 2002 was attributable to management's decision in September 2001 to curtail marketing efforts in this line of business.

     The maximum non-standard commercial automobile policy limit provided by NAICC is $1 million for bodily injury and property damage combined as a single limit of liability for each occurrence. NAICC retains the first $250,000 of bodily injury and property damage combined as a single limit of liability for each occurrence.

  Workers' Compensation

     NAICC began writing workers' compensation insurance in 1987. Through January 2002, NAICC and its subsidiary Valor wrote workers' compensation insurance primarily in California and Montana. NAICC previously wrote workers' compensation insurance in California and four other western states. Workers' compensation insurance policies provide coverage for statutory benefits which employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses for vocational rehabilitation. Policies were issued having a term of no more than one year. In response to 2001 market developments affecting California workers' compensation, including worsening loss experience, NAICC decided to exit the workers' compensation line of business. The last California workers' compensation policy was issued in July 2001 and the last policy issued outside of California was issued in January 2002. Net written premiums for workers' compensation were $0.3 million, $7.6 million and $21.7 million in 2003, 2002 and 2001, respectively. The decrease in 2003 and 2002 reflects the decision to exit the workers' compensation line as discussed above. Net written premiums for Valor workers' compensation were $0.3 million, $6.6 million and $11.1 million in 2003, 2002 and 2001, respectively. Valor began non-renewing all policies in December 2001 and was placed into run-off effective January 2002.

     NAICC retains the first $200,000 of each workers' compensation loss and has purchased reinsurance for up to $49.8 million in excess of its retention, the first $9.5 million of which has been placed with three major reinsurance companies with the remaining $40.3 million provided by 16 other companies. In April 2000, NAICC entered into a workers' compensation excess of loss reinsurance agreement with SCOR Re Insurance Company that provided coverage commencing at losses of $200,000. In May 2001, NAICC entered into a workers' compensation excess of loss reinsurance agreement with PMA Re Insurance Company that provided 50% coverage commencing at losses of $200,000.

  Property and Casualty

     As of December 31, 1985, NAICC through a series of assumption agreements assumed the assets and liabilities of the Stuyvesant Insurance Company ("Stuyvesant") for policies issued prior to 1978, along with then other affiliated H.F. Ahmanson insurance subsidiaries (collectively referred as "H.F. Ahmanson"). NAICC was subsequently acquired by KCP Holding Company ("KCP") on September 19, 1986. On July 29, 1988, Mission American Insurance Company ("MAIC") pursuant to an assumption agreement transferred all of its assets and liabilities (accident years 1985 through 1988) to NAICC in exchange for 62.76% of KCP's total common stock. MAIC was part of the Mission Insurance Group, Inc., which subsequently emerged from bankruptcy on August 16, 1990 as DHC. On December 31, 1991, DHC acquired the remaining outstanding shares of KCP not then indirectly owned by DHC by MAIC. NAICC for the years 1987 to 1995 wrote a commercial multi peril program for artisan contractors, and separately, a homeowners program from 1998 to 2001 by the same general agent that wrote the companies California preferred automobile program. NAICC continues to discharge claims arising under its own insurance policies and contracts and those issued by MAIC, Stuyvesant and other H.F. Ahmanson former insurance subsidiaries.

     The property and casualty claims are categorized into the following: (1) direct excess and primary policies; (2) workers' compensation; (3) reinsurance assumed on an excess of loss basis; and (4) reinsurance assumed on pool business primarily from the London marketplace. Nearly all remaining claims on policies, issued by companies other than by NAICC, are of an asbestos and environmental ("A&E") nature. As of December 31, 2003, there remained 50 direct excess and primary claims, of which 15 were related to policies issued by Stuyvesant, 10 by H.F. Ahmanson entities, 12 by MAIC and 13 by NAICC. These claims generally have policy limits up to $1,000,000, with reinsurance generally above $50,000. The NAICC issued policies are approaching the 10-year statute of limitations baring future claims accepted. As of December 31, 2003, there were 55 open workers' compensation claims, the majority of which were issued by MAIC with no reinsurance coverage. The assumed reinsurance contracts have relatively low participation, generally less than $25,000, and estimates of unpaid losses have been based on information provided by the primary insurance companies. At December 31, 2003, there were 387 open claims related to excess of loss assumed reinsurance. As of December 31, 2003 and 2002, NAICC's net unpaid losses and loss of adjustment expenses relating to A&E claims were approximately $8.3 million and $7.3 million, respectively. In the most current three years of development there has been an influx of newly reported A&E cases on an excess of loss basis related to the Stuyvesant issued policies that are beginning to pierce the limits in which NAICC participates. New cases reported in 2003, 2002 and 2001 on the assumed excess of loss of business increased 19%, 15% and 7%, respectively; however, the incurred losses, related to assumed excess of loss of business was less than $0.3 million for the last three years. Approximately 40% of the aggregate assumed pool business has been reinsured, all with AM Best rated A or better carriers. Management has been successful in commuting with several cedants and pools with respect to the assumed liabilities and continues to look for such opportunities in the future.

  Marketing

     NAICC currently markets its non-standard private passenger automobile insurance in California only by using one general agent that uses over 600 sub-agents to obtain applications for policies. The general agent processed 16,002, 43,013 and 31,796 applications in 2003, 2002 and 2001, binding 96.1%,
96.3% and 96.5% to policies, respectively. NAICC previously wrote non-standard private passenger automobile insurance directly through 128 appointed independent agents in Arizona, Idaho, Nevada, Oregon and Washington. During 2001 it was decided to cease writing new policies for non-standard private passenger automobile outside of California. The number of appointed independent agents was reduced accordingly. NAICC, which began a preferred private passenger automobile program in California in February 1998, marketed through a second general agent, but discontinued that program in 2001. However, certain renewals on this program were continued into 2003 by statutory requirement. Although the California Automobile Assigned Risk Plan provides for state mandated minimum levels of automobile liability coverage to be provided by insurance companies on an allocation basis to drivers whose driving records, or other relevant characteristics, make it difficult for them to obtain insurance coverage in the voluntary market, NAICC does not expect to receive a material number of assignments arising from this program. Consequently, NAICC does not believe that the assignments will have a material adverse effect on its profitability.

     As a result of the decision to end the commercial automobile program, NAICC closed its remaining sales offices in September 2003. NAICC had maintained sales offices located in Long Beach, California, Phoenix, Arizona and Napa, California, with each office employing a single marketing representative. In 2001, based on the decision to exit other lines of business, NAICC closed its Fresno, California and Portland, Oregon offices and reduced its marketing personnel in both the Long Beach and Napa, California offices. All remaining functions of policyholder service, renewal underwriting, policy issuance, premium collection and record retention are performed centrally at NAICC's home office in Long Beach, California. During 2001, NAICC marketed its non-standard commercial automobile insurance through approximately 700 independent agents located in Arizona, California, Idaho, Nevada, Oregon, Utah and Washington. At the end of 2003, NAICC reduced its appointed agents to approximately 30 compared to 180 at the end of 2002.

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

     Workers' compensation claims are received, reviewed, and processed by NAICC employees located in claims service offices in Long Beach. In 2002, all of Valor's pending claims were transferred to four third party administrators ("TPA"), and in March 2003, all claims were consolidated to one TPA. Most of NAICC's policyholders are not of sufficient size or type to make a specialized managed care approach to medical cost containment more cost effective. Due to the small number of remaining workers' compensation claims, claims involving suspected fraud are referred to a third party adjuster specializing in such cases.

     Property and casualty claims are also received, reviewed, and processed by NAICC employees located in Long Beach. Additionally, DHC uses external consultants and attorneys to aid in determining the extent, obligation and accuracy of claims originating from Stuyvesant policies issued prior to 1978.

  Losses and Loss Adjustment Expenses

     NAICC's net unpaid losses and loss adjustment expenses ("LAE") represent the estimated indemnity cost and loss adjustment expenses necessary to cover the ultimate net cost of investigating and settling claims.

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

     The California legislature in response to rising workers' compensation costs and a lack of available market, passed Assembly Bill No. 227 ("AB 227") and Senate Bill No. 228 ("SB 228") on September 12, 2003, both of which were signed by the Governor. Both bills contain many reforms designed to reduce the cost of workers' compensation claims. Several of the provisions apply to medical services provided after the effective date of January 1, 2004, including services on injuries that occurred prior to the effective date. As a result, the reforms are expected to have a retroactive impact and therefore affect pre-established reserve levels. The six major provisions that could have a retroactive impact on NAICC's reserves are:

     - Changes to the Official Medical Fee Schedule Values for Physician
       Services

     - Changes to the Official Medical Fee Schedule for Inpatient Services

     - Pharmaceutical Fee Schedule

     - Outpatient Surgery Center Fee Schedule

     - Repeal of the Primary Treating Physician Presumption for Pre-2003
       Injuries

     - Other Medical Treatment Utilization

     The California Workers' Compensation Insurance Rating Bureau ("WCIRB") has attempted to estimate the potential savings on pre-2004 injuries due to AB 227 and SB 228. NAICC with the assistance of external actuarial services applied the WCIRB projections along with NAICC specific-data to calculate potential gross savings on medical reserves of $2.0 million, of which the outpatient fee schedule and repeal of the treating physician presumptions had the largest impact. The effect of these bills in the long-term is somewhat uncertain due to the unknown effects it will have on all parties behaviors that contribute to the cost of the system. Additionally, new legislation, litigation and judicial interpretation may be introduced that could weaken the effect of AB 227 and SB
228. Based upon the aforementioned actuarial projection, NAICC reduced its estimate of ultimate liabilities on worker' compensation claims by approximately $1.0 million as of December 31, 2003 or approximately 13.5% of its California medical net loss and allocated LAE ("ALAE") reserves.

     The ultimate cost of claims is difficult to predict for several reasons. Claims may not be reported until many years after they are incurred. Changes in the rate of inflation and uncertainty in the legal environment may also create forecasting complications. Court decisions may dramatically increase liability in the time between the dates on which a claim is reported and its resolution. For example, punitive damages awards have grown in frequency and magnitude. Courts have imposed increasing obligations on insurance companies to defend policyholders. As a result, the frequency and severity of claims have grown rapidly and unpredictably.

     The unpaid loss and LAE, related to environmental cleanup, has been established considering facts then currently known and the then current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Estimates for unknown claims and development on reported claims are included in NAICC's unpaid loss and LAE. The liability for development of reported claims has been based on the estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that NAICC's ultimate liabilities could be materially in excess of amounts that are currently recorded.

     Management believes that the provisions for unpaid losses and LAE are adequate to cover the net cost of losses and loss expenses incurred to date; however, such liability is necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates.

     The following table provides a reconciliation of NAICC's unpaid losses and LAE (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Net unpaid losses and LAE at beginning of year.......  $ 79,192   $ 88,012   $ 79,389
Incurred losses, net, related to:
  Current years......................................    23,199     49,474     68,848
  Prior years........................................    13,485     10,407      7,646
                                                       --------   --------   --------
          TOTAL NET INCURRED.........................    36,684     59,881     76,494
                                                       --------   --------   --------
Paid losses, net, related to:
  Current year.......................................   (10,133)   (22,871)   (28,632)
  Prior years........................................   (40,601)   (45,830)   (39,239)
                                                       --------   --------   --------
          TOTAL NET PAID.............................   (50,734)   (68,701)   (67,871)
                                                       --------   --------   --------
Net unpaid losses and LAE at December 31.............    65,142     79,192     88,012
Plus: Reinsurance recoverable on unpaid losses,
  net................................................    18,238     22,057     17,733
                                                       --------   --------   --------
Gross unpaid losses and LAE at December 31...........  $ 83,380   $101,249   $105,745
                                                       ========   ========   ========

     The net losses and LAE incurred during 2003 related to prior years and were attributable to recognition of unfavorable development in the following: commercial automobile of $5.5 million for accident years 2000 through 2002; workers' compensation of $5.5 million of which $3.9 million was attributable to Valor; and property and casualty of $1.5 million, most of which was attributable to unallocated LAE reserves. All of the commercial automobile programs were placed in run-off during 2003. The net losses and LAE incurred during 2002 related to prior years and were attributable to adverse development on both the California workers' compensation line totaling $3.5 million, certain private passenger automobile programs totaling $4.7 million, and commercial automobile totaling $2.0 million. The losses and LAE incurred during 2001 related to prior years and were attributable to adverse development on both the California workers' compensation line totaling $4.4 million and certain private passenger automobile programs, primarily outside of California, totaling $1.7 million. All of the workers' compensation lines and the private passenger automobile programs that caused higher than expected losses were placed in run-off during 2001.

     The following table indicates the manner in which unpaid losses and LAE at the end of a particular year change as time passes. The first line reflects the liability as originally reported, net of reinsurance, at the end of the stated year. Each calendar year-end liability includes the estimated liability for that accident year and all prior accident years comprising that liability. The second section shows the original recorded net liability as of the end of successive years adjusted to reflect facts and circumstance that are later discovered. The next line, cumulative (deficiency) or redundancy, compares the adjusted net liability amount to the net liability amount as originally established and reflects whether the net liability as originally recorded was adequate to cover the estimated cost of claims or redundant. The third section reflects the cumulative amounts related to that liability that was paid, net of reinsurance, as of the end of successive years.

     Analysis of Net Losses and LAE Development (dollars in thousands):

                                                        YEARS ENDED DECEMBER 31,
                           -----------------------------------------------------------------------------------
                             1993       1994       1995       1996       1997      1998      1999       2000
                           --------   --------   --------   --------   --------   -------   -------   --------
Originally reported gross
Unpaid Losses and LAE....  $137,479   $146,330   $137,406   $120,651   $105,947   $95,653   $94,934   $100,030
Originally reported ceded
  recoverable............    18,256     17,705     21,112     23,546     20,185    18,187    15,628     20,641
Originally reported net
Unpaid Losses and LAE....   119,223    128,625    116,294     97,105     85,762    77,466    79,306     79,389
Net Unpaid Losses and LAE
  re-estimated as of:
  One Year Later.........   119,607    131,748    126,413     98,045     85,762    79,957    84,560     87,035
  Two Years Later........   123,039    141,602    126,796     97,683     85,684    82,778    88,001     94,570
  Three Years Later......   136,735    141,787    127,621     98,545     87,613    83,778    92,213    100,640
  Four Years Later.......   140,076    144,491    129,792    102,053     88,238    87,160    94,895
  Five Years Later.......   142,537    146,827    133,985    102,949     89,802    89,476
  Six Years Later........   144,556    151,784    134,992    103,645     91,892
  Seven Years Later......   147,916    152,764    135,629    105,767
  Eight Years Later......   148,523    153,459    137,886
  Nine Years Later.......   149,414    155,591
  Ten Years Later........   151,368
                           --------   --------   --------   --------   --------   -------   -------   --------
Cumulative (deficiency)
  redundancy.............   (32,145)   (26,966)   (21,592)    (8,662)    (6,130)  (12,010)  (15,589)   (21,251)
                           ========   ========   ========   ========   ========   =======   =======   ========
Cumulative net paid
  Losses and LAE:
  Inception Year.........
  One Year Later.........  $ 42,364   $ 46,582   $ 46,132   $ 35,696   $ 31,317   $43,090   $51,608   $ 64,599
  Two Years Later........    71,702     80,515     74,543     54,815     43,855    62,577    71,151     86,722
  Three Years Later......    95,525    101,726     90,818     63,290     56,968    74,267    83,225     97,694
  Four Years Later.......   110,163    114,424     97,900     74,306     66,015    82,524    88,524
  Five Years Later.......   119,474    119,310    108,061     82,568     72,531    86,278
  Six Years Later........   122,296    128,117    115,721     88,424     75,231
  Seven Years Later......   129,378    135,013    121,344     90,776
  Eight Years Later......   134,792    140,146    123,477
  Nine Years Later.......   139,091    141,899
  Ten Years Later........   140,395
Reconciliation to gross
  re-estimated reserves:
  Net reserves
    re-estimated.........   151,368    155,591    137,886    105,767     91,892    89,476    94,895    100,640
  Re-estimated ceded
    recoverable..........    27,635     25,742     27,913     26,859     27,363    22,287    16,952     23,643
                           --------   --------   --------   --------   --------   -------   -------   --------
  Total gross
    re-estimated
    reserves.............   179,003    181,333    165,799    132,626    119,255   111,763   111,847    124,283
                           ========   ========   ========   ========   ========   =======   =======   ========

                             YEARS ENDED DECEMBER 31,
                           -----------------------------
                             2001       2002      2003
                           --------   --------   -------
Originally reported gross
Unpaid Losses and LAE....  $105,745   $101,249   $83,380
Originally reported ceded
  recoverable............    17,733     22,057    18,238
Originally reported net
Unpaid Losses and LAE....    88,012     79,192    65,142
Net Unpaid Losses and LAE
  re-estimated as of:
  One Year Later.........    98,419     92,677
  Two Years Later........   109,795
  Three Years Later......
  Four Years Later.......
  Five Years Later.......
  Six Years Later........
  Seven Years Later......
  Eight Years Later......
  Nine Years Later.......
  Ten Years Later........
                           --------   --------   -------
Cumulative (deficiency)
  redundancy.............   (21,783)   (13,485)
                           ========   ========   =======
Cumulative net paid
  Losses and LAE:
  Inception Year.........             $ 22,870   $10,261
  One Year Later.........  $ 74,460     63,343
  Two Years Later........    98,827
  Three Years Later......
  Four Years Later.......
  Five Years Later.......
  Six Years Later........
  Seven Years Later......
  Eight Years Later......
  Nine Years Later.......
  Ten Years Later........
Reconciliation to gross
  re-estimated reserves:
  Net reserves
    re-estimated.........   109,795     92,677    65,142
  Re-estimated ceded
    recoverable..........    31,551     26,522    18,238
                           --------   --------   -------
  Total gross
    re-estimated
    reserves.............   141,346    119,199    83,380
                           ========   ========   =======

     See previous table and narrative regarding adverse development by line recorded in 2003, 2002 and 2001 with respect to accident years 2000 to 2002, as well as other accident years affected. The three-year adverse development for the years ended 1996 through 1999 was related to both commercial auto and workers' compensation. The commercial auto was most significantly impacted by case strengthening related to a change in claims administration, coupled with the recognition that development factors of prior years were not as indicative of the business written for those respective years due to changes in risk profile and limits. Workers' compensation was most effected by changes in legislation that occurred in 1995 that took several years to develop, with such development being different than the experience prior to 1995.

     The three-year development for years ended 1993 through 1995 was due in part to the strengthening of the unpaid losses and LAE of property and casualty businesses assumed by NAICC in 1985 and workers' compensation written prior to 1991. NAICC recognized additional unpaid losses and LAE incurred with respect to the property and casualty business of nearly $1.0 million for the three-year development period. NAICC has continued to post additional incurred but not reported losses ("IBNR") despite negotiations on several commutations of assumed excess of loss reinsurance contracts that indicated previous estimates of IBNR.

     Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future especially considering that those ongoing lines that have experienced the greatest adverse development have been placed in run-off in 2001 and 2003. Reliance on this cumulative history may not be indicative of future performance.

  Reinsurance

     In its normal course of business, NAICC reinsures a portion of its exposure with other insurance companies so as to effectively limit its maximum loss arising out of any one occurrence. Contracts of reinsurance do not legally discharge the original insurer from its primary liability. Estimated reinsurance receivables arising from these contracts of reinsurance are, in accordance with accounting principles generally accepted in the United States, reported separately as assets.

     As of December 31, 2003 General Reinsurance Corporation ("GenRe") was the only reinsurer that comprised more than 10% of NAICC's reinsurance recoverable on paid and unpaid balances. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. At December 31, 2003 NAICC had reinsurance recoverable on paid and unpaid balances from GenRe of $13.1 million. GenRe has an A.M. Best rating of A++. See Note 6 of the Notes to Consolidated Financial Statements for further information on reinsurance.

     NAICC and two of its subsidiaries participate in an inter-company pooling and reinsurance agreement. Under this agreement Danielson Insurance Company ("DICO") and Danielson National Insurance Company ("DNIC") cede 100% of their net liability, defined to include premiums, losses and allocated LAE, to NAICC to be combined with the net liability for policies of NAICC in formation of the "Pool". NAICC simultaneously cedes to DICO and DNIC 10% of the net liability of the Pool. DNIC commenced participation in July 1993 and DICO commenced in January 1994. Additionally, both DICO and DNIC reimburse NAICC for executive services, professional services, and administrative expenses based on designated percentages of net written premiums for each line of business.

GOVERNMENT REGULATION

     DHC's Insurance Services business is highly regulated as discussed below.

  REGULATION OF INSURANCE SERVICES BUSINESS

     Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The agencies established pursuant to these state laws have broad administrative and supervisory powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, establishment of guaranty associations, licensing of agents, approval of policy forms, premium rate filing requirements, reserve requirements, the form and content of required regulatory financial statements, capital and surplus requirements and the maximum concentrations of certain classes of investments. Most states also have enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. DHC and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in California and Montana, and routinely report to other jurisdictions. The National Association of Insurance Commissioners (the "Association") has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk based capital requirements. It is not possible to predict the impact of future state and federal regulation on the operations of DHC or its Insurance Services business.

     Effective January 1, 2001, the Association's codified statutory accounting principles ("SAP") had been adopted by all U.S. insurance companies. The purpose of such codification is to provide a comprehensive basis of accounting and reporting to insurance departments. Although codification is expected to be the foundation of a state's statutory accounting practice, it may be subject to modification by practices prescribed or permitted by a state's insurance commissioner. Therefore, statutory financial statements will continue to be prepared on the basis of accounting practice prescribed or permitted by the insurance department of the state of domicile. DHC has determined that the application of the codification did not have a material impact on the statutory capital of its insurance subsidiaries upon adoption.

  Dividends

     NAICC is an insurance company domiciled in the State of California and is regulated by the California Department of Insurance for the benefit of policyholders. The California Insurance Code does not permit the payment of an extraordinary shareholder dividend without prior approval from the California Insurance Commissioner. Dividends are considered extraordinary if they exceed the greater of net income or 10% of statutory surplus as of the preceding December 31st. At this time and into the foreseeable future NAICC does not have sufficient accumulated earned surplus to pay further ordinary dividends.

  Capital Adequacy and Risk-Based Capital

     A model for determining the risk-based capital ("RBC") requirements for property and casualty insurance companies was adopted in December 1993. The model generally assesses DHC's assets at risk and underwriting operations and determines policyholders' surplus levels to support such activity. NAICC has calculated its RBC requirement under the most recent RBC model and, as of December 31, 2003, it had capital in excess of any regulatory action level.

     The RBC model sets forth four levels of increasing regulatory intervention:
(1) Company Action Level (200% of an insurer's Authorized Control Level) at which the insurer must submit to the regulator a plan for increasing such insurer's capital; (2) Regulatory Action Level (150% of an insurer's Authorized Control Level), at which the insurer must submit a plan for increasing its capital to the regulator and the regulator may issue corrective orders; (3) Authorized Control Level, a multi-step calculation based upon information derived from an insurer's most recent filed statutory annual statement, at which the regulator may take action to rehabilitate or liquidate the insurer; and (4) Mandatory Control Level (70% of an insurer's Authorized Control Level), at which the regulator must rehabilitate or liquidate the insurer. At December 31, 2003, the RBC of NAICC was 252% compared to 241% in 2002.

     As discussed further in this Report at Item 1, Business - ACL Bankruptcy Considerations, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, it was determined that NAICC's investment in ACL was fully impaired for statutory accounting purposes. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7.4 million. This charge, when combined with NAICC's underwriting results and investment losses, reduced its statutory surplus level below the Company Action Level of NAICC's RBC calculation. In response, DHC repaid a $4.0 million note due May 2004 to NAICC, and further contributed $4.0 million to NAICC to increase its statutory capital during February 2003. With permission from the California Department of Insurance, these amounts were recorded as admitted assets for statutory accounting purposes at December 31, 2002. After consideration for the $8.0 million noted above, NAICC's reported capital and surplus as of December 31, 2002 was above the Company Action Level of NAICC's RBC calculation.

     In December 2003, DHC contributed $2.0 million to NAICC to increase its statutory capital.

EMPLOYEES

     As of December 31, 2003, on a consolidated basis, DHC employed 64 individuals, of whom two worked for DHC at the parent company level, and 62 worked for NAICC.

RISK FACTORS

     The following risk factors could have a material adverse effect on DHC's business, financial condition and results of operations.

  DHC -- SPECIFIC RISKS

  Inability to Use Net Loss Tax Carryforwards

     One of DHC's significant assets is its NOLs. In order to utilize the NOLs, DHC must generate taxable income which can offset such carryforwards. The asset is also utilized by income from certain grantor trusts that were established as part of the Mission organization. The NOLs will expire if not used. The NOLs further would be substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. DHC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year "testing period" by "5% stockholders".

     In order to help DHC preserve the carryforwards, DHC's certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change. The transfer restrictions were implemented in 1990, and DHC expects that the restrictions will remain in force as long as the NOLs are available. DHC cannot be certain, however, that these restrictions will prevent an ownership change.

     As of the close of 2003, DHC had consolidated NOLs of $652 million for federal income tax purposes. The NOLs will expire in various amounts, if not used, between 2004 and 2023. The Internal Revenue Service has not audited any of DHC's tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported.

     Additionally, management anticipates that should ACL emerge from bankruptcy, while DHC will attempt to manage the tax consequences of that transaction, taxable income could result from ACL debt forgiveness and asset sales and could reduce DHC's NOLs.

  Provisions In DHC's Certificate of Incorporation That Limit Ownership And Transferability of DHC Stock May Entrench Current Management and The Current Stockholders.

     DHC's certificate of incorporation generally restricts the ability of any 5% holder of DHC Common Stock from disposing or acquiring shares of DHC Common Stock without DHC's consent. DHC's certificate of incorporation also restricts the ability of other holders from becoming 5% stockholders without DHC's consent. DHC may withhold consent if the acquisition or transfer of DHC Common Stock would create an unreasonable risk of an "ownership change." DHC intends to vigorously challenge and pursue by all available means any attempt to violate the restrictions in DHC's certificate of incorporation.

  INSURANCE SERVICES -- SPECIFIC RISKS

  The Insurance Products Sold by NAICC are Subject to Intense Competition

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

  If NAICC's Loss Experience Exceeds Its Estimate, Additional Reserves May Be Required

     Unpaid loss and LAE are based on estimates of reported losses, historical company experience of losses reported by reinsured companies for reinsurance assumed from such insurers, and historical company experience for unreported claims. Such liability is, by necessity, based on estimates that may change in the near term. There can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimated amount included herein. If the ultimate liability materially exceeded estimates, then additional reserves could be required to be established by some of DHC's insurance subsidiaries. NAICC and the other insurance subsidiaries cannot provide any assurance that it or they will be able to obtain such additional capital on commercially reasonable terms or at all.

  Failure to Satisfy Capital Adequacy and Risk-Based Capital Requirements Would Require NAICC to Obtain Additional Capital

     NAICC is subject to certain regulatory RBC requirements. Depending on its RBC, NAICC could be subject to four levels of increasing regulatory intervention ranging from company action to mandatory control. NAICC's capital is also one factor used to determine its ability to distribute or loan funds to DHC. If NAICC has insufficient reserves, as determined under the risk-based capital test, it will need to obtain additional capital to establish additional reserves. NAICC cannot provide any assurance that it will be able to obtain such additional capital on commercially reasonable terms or at all.

  ACL BANKRUPTCY -- SPECIFIC RISKS

  The Impact of ACL Bankruptcy May Render DHC's Investment Without Value

     While the final result of ACL's bankruptcy proceeding is uncertain, DHC may receive little or no value for its investment in ACL upon completion of that proceeding. In addition, as DHC locates additional acquisition opportunities, the loss of DHC's cash investment in ACL may result in the need to obtain more equity capital and/or debt in order to fund future acquisitions. There can be no assurance that such additional capital and/or debt will be available on acceptable terms or at all.

  Uncertainties in the Bankruptcy Process May Adversely Affect ACL

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

     ACL may, under certain circumstances, file motions with the Bankruptcy Court to assume or reject executory contracts. An executory contract is one in which the parties have mutual obligations to perform, such as contracts of affreightment, charters, equipment leases and real property leases. Unless otherwise agreed, the assumption of a contract will require ACL to cure or provide for the cure of all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Chapter 11 filing, giving the counter party a right to assert a general unsecured claim for damages arising out of the breach. Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court, or agreement by parties in interest, of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, ACL is unable to project the magnitude of such claims with any degree of certainty.

  The Adverse Publicity of ACL's Bankruptcy Could Adversely Affect Its Results of Operations

     The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding ACL's future prospects may hinder ACL's ongoing business activities and its ability to operate, fund and execute its business plan by:

     - impairing relations with existing and potential customers;

     - negatively impacting the ability of ACL to attract, retain and compensate key executives and associates and to retain employees generally;

     - limiting ACL's ability to obtain trade credit; and

     - impairing present and future relationships with vendors and service providers.

  Uncertainties in The Bankruptcy Process May Adversely Affect the Value of DHC's Investment in ACL

     Currently, it is not possible to predict with certainty the length of time ACL will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of ACL or on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, many post-petition liabilities and pre-petition liabilities need to be satisfied before equity holders can receive any distribution. DHC, directly and indirectly, holds 100% of the equity interests in ACL. The ultimate recovery to DHC, if any, will not be determined until confirmation of a plan of reorganization. There can be no assurance as to what value, if any, will be ascribed to DHC's equity interests in ACL and the other Debtors in the bankruptcy proceedings, and the value of such equity interests could be substantially or totally diluted or cancelled.

  Disputes among Creditors Could Prolong the ACL Bankruptcy Process

     The unsecured creditors committee appointed in the bankruptcy proceedings has the right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that the unsecured creditors committee will support ACL's positions in the bankruptcy proceeding or the plan(s) of reorganization once proposed, and disagreements between ACL and the committee could protract the bankruptcy proceedings, could negatively impact ACL's ability to operate during bankruptcy and could delay ACL's emergence from bankruptcy.

  The Ongoing Costs of the Bankruptcy Process May Affect ACL's Results of Operations and Cash Flows

     ACL has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on its results of operations and cash flows.

  ACL May Not Be Able to Reorganize in Chapter 11

     Additional risks associated with the reorganization of ACL and its emergence from Chapter 11 include, but are not limited to, adverse developments with respect to ACL's liquidity, poor results of operations limiting ACL's ability to continue as a going concern, and the availability of exit financing to facilitate emergence from Chapter 11 pursuant to a plan of reorganization. In addition, third parties could seek and obtain court approval to: terminate or shorten the exclusivity period for ACL to propose and confirm one or more plans of reorganization; appoint a Chapter 11 trustee or convert ACL's cases to Chapter 7 cases for the liquidation of its businesses.

  ACL May Not Be Able to Repay Its Debt Obligations

     As a result of ACL's Chapter 11 filings, events of default under ACL's senior credit facilities, senior notes, payment in kind notes and old senior notes have occurred. However, under Chapter 11, actions by creditors to collect claims on pre-petition debt are stayed or deferred unless specifically ordered by the Bankruptcy Court. If and when ACL emerges from bankruptcy it is likely that it will continue to be highly leveraged with substantial debt service obligations. ACL's senior credit facilities and other indebtedness could be replaced by new credit facilities with substantial, and possibly more restrictive, covenants. Thus, ACL's leveraged position could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows. For example, ACL's substantial leverage position after bankruptcy could:

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

  ACL Assets Sales May Be Below Current Net Book Value

     In connection with the development of alternative plans of reorganization under Chapter 11, ACL will evaluate proposals to maximize the value of all ACL's stakeholders, including the sale of certain of its remaining business lines. There can be no assurance that ACL will be able to consummate such asset sales or that any asset sales will be at or greater than the current net book value of such assets.

  ACL's Liquidity Is Dependent on A Number of Factors Which Could Adversely Affect Its Ability to Emerge from Bankruptcy

     ACL's liquidity generally depends on cash provided by operating activities and access to its debtor in possession credit facility, commonly referred to as the "DIP". The ability of ACL to continue as a going concern, including its ability to meet post-petition obligations, and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things:

     - ACL's ability to comply with the covenants of its DIP credit facility;

     - the ability of ACL to maintain adequate cash on hand;

     - the ability of ACL to continue to generate cash from operations;

     - confirmation of a plan of reorganization under the Bankruptcy Code and the terms of such plan;

     - ability of ACL to attract, retain and compensate key executives and associates and to retain employees generally; and

     - ACL's ability to achieve profitability following such confirmation.

     The failure of ACL to operate as a going concern and emerge from bankruptcy would result in the liquidation and sale of ACL's assets which under certain circumstances could result in the imposition of statutory pension obligations against DHC.

AVAILABILITY OF INFORMATION

     DHC's Internet site (www.danielsonholding.com) makes available to interested parties DHC's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments and exhibits to those reports, all reports filed on Forms 3, 4 and 5 with respect to the Common Stock, as well as all other reports and schedules DHC files electronically with the Securities and Exchange Commission (the "SEC"), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the SEC at the SEC's Internet site (www.sec.gov).

ITEM 2.  PROPERTIES

     NAICC's headquarters is located in a leased office facility near Long Beach, California, pursuant to a five-year lease which is scheduled to expire in 2004. NAICC is in current negotiation with various potential lessors for new office space in the Long Beach metropolitan area. It is anticipated that a new lease will be signed in 2004 for five years at square footage and total rent costs that are substantially less than what it currently maintains and incurs.

     See Note 16 of the Notes to Consolidated Financial Statements for additional information on NAICC's leases.

ITEM 3.  LEGAL PROCEEDINGS

     NAICC is a party to various legal proceedings which are considered routine and incidental to its insurance business and are not expected to be material to the financial condition or results of operations of NAICC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     DHC held its Annual Meeting of Shareholders on November 5, 2003.

     DHC's shareholders voted on the following proposals:

          1. To elect eight directors to serve a one-year term that will expire at the next Annual Meeting of Shareholders. The votes cast for each director were as follows:

DIRECTOR                                              FOR        AGAINST      WITHHELD
--------                                          -----------   ----------   ----------
David M. Barse..................................   23,549,553    1,194,926           --
Richard L. Huber................................   24,189,712      554,767           --
Eugene M. Isenberg..............................   23,864,847      879,632           --
William C. Pate.................................   23,934,320      810,159           --
Joseph P. Sullivan..............................   23,818,547      925,932           --
Martin J. Whitman...............................   23,609,212    1,135,267           --
Clayton Yeutter.................................   24,177,734      566,745           --
Samuel Zell.....................................   23,621,431    1,123,048           --

          2. To ratify the appointment of Ernst & Young LLP as the independent auditors of DHC for the year ending December 31, 2003.

           For 24,322,205

           Against 401,685

           Abstentions 20,589

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     DHC Common Stock is listed and traded on the American Stock Exchange (symbol: DHC). On March 10, 2004, there were approximately 1,105 holders of record of Common Stock. On March 10, 2004, the closing price of the Common Stock on the American Stock Exchange was $9.50.

     The following table sets forth the high, low and closing stock prices of the Common Stock for the last two years, as reported on the American Stock Exchange Composite Tape.

                                                          2003                    2002
                                                  ---------------------   ---------------------
                                                  HIGH     LOW    CLOSE   HIGH     LOW    CLOSE
                                                  -----   -----   -----   -----   -----   -----
First Quarter...................................  $1.55   $0.64   $0.74   $6.85   $3.95   $6.85
Second Quarter..................................   1.60    0.71    1.60    8.24    4.92    4.92
Third Quarter...................................   1.80    1.27    1.37    5.14    2.97    3.12
Fourth Quarter..................................   3.25    1.26    2.91    3.28    1.26    1.44

     DHC has not paid dividends on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future.

     On December 2, 2003, DHC entered into a note purchase agreement with the Bridge Lenders pursuant to which in consideration for the $40 million of bridge financing in the form of convertible notes and the agreement by the Bridge Lenders to arrange or provide for the $118 million second lien letter of credit facility and for Laminar to arrange or provide for the $10 million international revolving credit facility, DHC issued to the Bridge Lenders an aggregate of 5,120,853 shares of Common Stock. At the time that DHC entered into the note purchase agreement, agreed to issue the notes convertible into shares of Common Stock and issued the equity compensation to the Bridge Lenders, the closing price of the Common Stock on the American Stock Exchange on the day prior to announcement of the Covanta acquisition was $1.40 per share, which was below the $1.53 per share conversion price of the notes.

     Pursuant to their terms, the notes are convertible into Common Stock at a price of $1.53 per share without action by the Bridge Lenders if all or any portion of the notes are not repaid pursuant to a rights offering, subject to certain agreed upon limitations necessitated by DHC's NOLs.

     In addition, under the note purchase agreement, Laminar has agreed to convert an amount of convertible notes in order to acquire up to an additional
8.75 million shares of the Common Stock at $1.53 per share based upon the levels of public participation in the rights offering.

     The Bridge Lenders were all sophisticated investors that conducted due diligence on DHC and were either affiliated with members of, or had the opportunity to ask questions of, management in connection with the drafting and negotiation of the note purchase agreement. The issuance of the Common Stock issued to the Bridge Lenders was exempt from registration pursuant to private offering exemption of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      FISCAL YEARS ENDED
                              -------------------------------------------------------------------
                                2003(2)       2002(1)        2001          2000          1999
                              -----------   -----------   -----------   -----------   -----------
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Operating revenue...........  $    41,123   $   531,501   $    92,104   $    84,331   $    70,651
Operating expense...........       54,029       528,168       106,365        85,073        69,800
Operating (loss) income.....      (12,906)        3,333       (14,261)         (742)          851
Other (loss) income.........      (54,877)        2,793            --        (1,906)         (507)
Interest expense............        1,424        38,735            --            --            --
(Loss) income before
  taxes.....................      (69,207)      (32,609)      (14,261)        1,164         1,358
Income taxes................           18           346            73           134           103
Net (loss) earnings.........      (69,225)      (32,955)      (14,334)        1,030         1,255
Basic (loss) earnings per
  share.....................        (2.25)        (1.26)        (0.74)         0.06          0.08
Diluted (loss) earnings per
  share.....................        (2.25)        (1.26)        (0.74)         0.05          0.07
STATEMENT OF FINANCIAL
  POSITION DATA:
Cash and cash equivalents...  $    17,952   $    25,183   $    17,866   $    12,545   $     8,339
Investments.................       71,057        93,746       148,512       147,667       132,157
Properties -- net...........          254       654,575           131            56            60
Total assets................      162,648     1,032,945       208,871       210,829       194,752
Unpaid losses and LAE.......       83,380       101,249       105,745       100,030        94,934
Debt........................       40,000       597,246            --            --            --
Shareholders' equity........       27,791        77,360        74,463        81,330        76,226
Book value per share of
  common stock..............          .78          2.51          3.82          4.21          4.13
Shares of common stock
  outstanding(2)............   35,782,644    30,817,297    19,505,952    19,295,954    18,476,265

     As a result of the consummation of the Covanta acquisition on March 10, 2004, the future performance of DHC will predominantly reflect the performance of Covanta's operations which are significantly larger than DHC's insurance operations. As a result, the nature of DHC's business, the risks attendant to such business and the trends that it will face will be significantly altered by the acquisition of Covanta. Accordingly, DHC's prior financial performance and results of operations will not be indicative of its future performance.
---------------

(1) In 2002, DHC purchased 100% of ACL, 5.4% of GMS and 50% of Vessel Leasing.

(2) ACL, which was acquired on May 29, 2002, and certain of its subsidiaries, filed a petition on January 31, 2003 with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division to reorganize under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, while DHC continues to exercise significant influence over the operating and financial policies of ACL, it no longer maintains control of the activities of ACL. Accordingly, DHC no longer includes ACL and its subsidiaries as consolidated subsidiaries in DHC's financial statements. DHC's investments in these entities are presented using the equity method effective as of the beginning of the year ending December 31, 2003. Other (loss) income above consists of DHC's equity in the net loss of ACL, GMS and Vessel Leasing in 2003.

(3) Does not give effect to currently exercisable options, and, in 2001, 2000 and 1999, warrants to purchase shares of Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in the Annual Report on Form 10-K may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the SEC, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of DHC and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan", "believe", "expect", "anticipate", "intend", "estimate", "project", "may", "will", "would", "could", "should", "seeks", or "scheduled to", or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. DHC cautions investors that any forward-looking statements made by DHC are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to DHC, include, but are not limited to, the risks and uncertainties affecting the businesses described in Item 1.

     Although DHC believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. DHC's future financial condition and results of operations, as well as any forward-looking statements, are made only as of the date hereof and DHC does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

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

     However, as a result of the consummation of the Covanta acquisition on March 10, 2004, the future performance of DHC will predominantly reflect the performance of Covanta's operations which are significantly larger than DHC's insurance operations. As a result, the nature of DHC's business, the risks attendant to such business and the trends that it will face will be significantly altered by the acquisition of Covanta. Accordingly, DHC's prior financial performance will not be indicative of its future performance.

     In addition to the risks attendant to the operation of the Covanta energy and water businesses in the future and the integration of Covanta and its employees into DHC, the ability of DHC to utilize its NOLs to offset income generated by the Covanta operations will have a material affect on DHC's financial condition and results of operations.

     DHC, on a parent-only basis, has continuing expenditures for administrative expenses and derives revenues primarily from investment returns on portfolio securities. Therefore, the analysis of DHC's financial condition is generally done on an operating subsidiary basis. As of December 31, 2003, DHC had approximately $652 million in federal tax NOLs. DHC's strategic and business plan is to acquire businesses that will allow DHC to earn an attractive return on its investments.

     In May 2002, DHC acquired a 100% ownership interest in ACL thereby entering into the marine transportation, construction and related service provider businesses. On January 31, 2003, ACL and certain of its subsidiaries and its immediate direct parent entity, ACL Holdings, filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

     Accordingly, DHC wrote off its remaining investment in ACL at the end of the first quarter of 2003 as an other than temporary asset impairment (see Note 20 of the Notes to Consolidated Financial Statements).

     As a result of the bankruptcy filing, while DHC continues to exercise influence over the operating and financial policies of ACL, it no longer maintains control of ACL. Accordingly, for the year ended December 31, 2003, DHC has accounted for its investments in ACL, GMS and Vessel Leasing using the equity method of accounting. Under the equity method of accounting, DHC reports its share of the equity investees' income or loss based on its ownership interest.

     As a result of ACL's continued losses and DHC management's belief that it may recover little, if any, of its investment in ACL, DHC wrote off its remaining investment in ACL at the end of the first quarter of 2003 as an other than temporary asset impairment (see Note 20 of the Notes to Consolidated Financial Statements).

     Since DHC wrote of its investment in ACL in 2003 and did not have any Marine Services' operations in 2001 and, since neither DHC nor the other Marine Services subsidiaries (GMS and Vessel Leasing) are guarantors of ACL's debt nor are they liable for any of ACL's liabilities, the commentary included in this
Item 7 with respect to the financial condition and results of operations of Marine Services is limited. An expanded discussion and analysis would not reflect DHC's current or future operations and, accordingly, would not be meaningful.

INSURANCE OPERATIONS

     The only active insurance products currently being sold by DHC's insurance subsidiaries are in the California non-standard personal automobile insurance line. Other than run-off of other lines and insurance that NAICC is statutorily required to offer, NAICC is not actively operating any other lines of insurance business due to unfavorable loss development and capital requirements. NAICC's objective with respect to its remaining business is to underwrite business that is expected to yield an underwriting profit. As of July 7, 2003, NAICC ceased writing new policy applications for commercial automobile insurance and began the process of providing the required statutory notice of its intention not to renew existing policies. NAICC expects that by September 2004 it will have completely exited the commercial automobile marketplace.

TAXES

     DHC does not currently pay regular federal income tax due to its NOLs and the recognition of losses from several trusts that assumed various liabilities of certain present and former subsidiaries of DHC. It is expected that DHC's 2003 consolidated federal income tax return will report a cumulative NOL currently estimated at $652 million, which will expire in various amounts, if not used, between 2004 and 2023. Exclusive of the trusts' activities, DHC has generated cumulative taxable losses both historically and during the prior three years. Over the past several years, DHC's insurance operations have been generating losses exclusive of net investment income, net realized gains and the trusts' activities.

RESULTS OF OPERATIONS (2003/2002)

  YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 27, 2002

  Insurance Services Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

     The change in net earned premiums during those years is directly related to the change in net written premiums. Net written premiums were $30.4 million and $52.7 million in 2003 and 2002, respectively. Net earned premiums exceeded net written premiums in 2002 due to the decision to cease writing in several lines of business as noted above.

     The overall decrease in net written premiums for 2003 over the comparable period in 2002 was attributable to a significant reduction in NAICC's commercial automobile line and the decision made in 2001 to exit both the workers' compensation line of business in all states and private passenger automobile outside of California. Workers' compensation net written premiums decreased by $7.3 million during 2003 over the comparable period in 2002. The commercial automobile net written premiums decreased from $19.5 million in 2002 to $11.9 million in 2003 due to the decision to exit the line in July 2003. Net written premiums for personal automobile lines decreased by $7.4 million during 2003 primarily due to underwriting restrictions placed on the non-standard California private passenger automobile program and the decline in net written premiums outside of California.

     Premium and fees receivable, net of allowances, decreased by $5.4 million or 70%. The decrease in 2003 was attributable to NAICC's decision to significantly reduce underwriting operations by exiting the commercial automobile line and placing underwriting restrictions on the California non-standard private passenger automobile line.

     The $1.2 million net decrease in the allowance for premiums and fees receivable during 2003 was primarily attributable to the write-off of $1.4 million of outstanding balances from 2001 and 2002 against the allowance. These write-offs were partially offset by an increase in the allowance of $0.2 million during 2003. NAICC made changes to its commercial auto installment plans for policies written in 2003, which improved overall collection rates. The net increase in the allowance for premiums and fees receivable during 2002 of $0.2 million was attributable to the increase in installment written premiums during 2001 prior to the decision to contract underwriting operations in the commercial automobile line. As a result, NAICC increased both its allowance for premiums and the amount written-off against such allowance during 2002.

     Net investment income decreased primarily due to a decrease in the fixed income portfolio basis as well as a reduction in the portfolio yield. Fixed-income invested asset portfolio decreased by $5.6 million in 2003, despite net loss and LAE reserves declining by $8.6 million. The differential was a result of NAICC disposing of substantially all of its equity security holdings in the 4th quarter of 2003 and reinvesting those proceeds, approximately $4.1 million, in fixed income securities. Additionally, NAICC received from DHC $2.0 million in additional paid-in capital at year-end. Due to the decrease in written premiums on business placed in run-off noted above, NAICC also experienced negative underwriting cash flows. As of December 31, 2003 and 2002, the weighted average yield on NAICC's portfolio was 4.9% and 5.9%, respectively. The effective duration of the portfolio at December 31, 2003 was 2.29 years which management believes is appropriate given the relative short-tail nature of the auto programs and projected run-off of all lines of business.

     In 2003, NAICC recognized $1.0 million in gains from fixed income securities that were maturing in 2004 as a consequence of a dynamic interest rate environment throughout the year. In 2002, a realized investment gain of $5.2 million was recognized upon conversion of the ACL notes into equity. This gain, was offset by a $5.1 million loss on non-affiliated equity securities and a $0.9 million gain on fixed maturities. Of the $5.1 million loss on equity securities, $1.0 million was recorded for other than temporary declines in fair value. NAICC had a net unrealized loss of $1.4 million on its equity portfolio at the end of December 2002 and a modest net unrealized gain at December 31, 2003.

     Net losses and LAE ratios were 102.3% in 2003 and 96.3% in 2002. The increase in the loss and LAE ratio during 2003 was attributable to further recognition of prior accident year reserve development on workers' compensation and commercial automobile insurance. NAICC has historically priced its non-standard private passenger and commercial auto premium at 68% to 69% of its expected loss and allocated loss adjustment expense ("ALAE") costs in order to balance its expense structure and market conditions. In 2003, NAICC believed it had a far more successful underwriting year, posting loss and ALAE ratios of 60.4% and 59.5% for its California non-standard auto and entire commercial auto program. These results were commensurate with industry results for 2003 driven primarily by the hard insurance market. Non-standard private passenger and commercial auto claim frequency was 10.4 and 7.9 vehicles per claim in accident year 2003 compared to 8.8 and 7.7 in 2002, respectively. Severity was favorable for both lines as well in 2003 compared to 2002 by reduction of average cost per claim of 3% and 6% for the personal and commercial auto lines, respectively. Although both these indicators were favorable in 2003, the average premium per vehicle on commercial lines had the most significant effect on the loss and ALAE ratio. The average premium per vehicle on commercial lines increased 17.8% for the 2003 accident year. With respect to the personal automobile insurance, the mix of business moving towards non-owner policies 28% in 2003 versus 10% in 2002 had the most significant impact. Historically non-owner policies yield loss and ALAE ratios 10 to 30 basis points lower than owner policies.

     Policy acquisition costs as a percentage of net earned premiums were 22.2% in 2003 and 22.7% in 2002. Policy acquisition costs include expenses which are directly related to premium volume (i.e., commissions, premium taxes and state assessments) as well as certain underwriting expenses which vary with and are directly related to policy issuance. The modest decrease was a result of change in the mix of business and a favorable renegotiation by NAICC of its commission structure with its general agent in the fourth quarter of 2003.

     General and administrative expenses increased in 2003 primarily due to recording an additional allowance for uncollectable reinsurance recoverable of $1.3 million and $0.2 million in employee severance expenses related to business contraction. Exclusive of the two items noted above, expenses decreased $0.7 million compared to 2002 due to decreased production and previously implemented cost containment efforts. NAICC continues to examine its expense structure; however, given the decision to reduce net writings and its obligation to run-off several lines of business, a core amount of fixed governance costs is required and consequently its expense ratio will be higher than industry averages until it can increase premium production.

  Parent Company Only Investment Income and Administrative Expense -- Year Ended December 31, 2003 Compared with Year Ended December 27, 2002

     Investment Income. Total parent company investment income decreased to $1.4 million for the year ended December 31, 2003 as compared to $9.5 million for the year ending December 27, 2002 primarily due to recognition of $8.4 million in gain on ACL bonds owned by DHC that were contributed as part of the purchase price of ACL Holdings recognized during 2002.

     Administrative Expense. Parent company administrative expense decreased $0.7 million to $4.2 million for the year ended December 2003 as compared to $4.9 million for the year ended December 2002. The decrease is primarily due to a reduction of facility and payroll related costs. In 2003, DHC entered into a corporate services agreement with Equity Group Investments, L.L.C. ("EGI"). Samuel Zell, the Chairman of the Board, Chief Executive Officer and President of DHC, is also the Chairman of EGI and Philip Tinkler, Chief Financial Officer of DHC, is also an executive officer of EGI. EGI provided financial and administrative services to DHC. Subsequent to the ACL acquisition in 2002, ACL provided similar support services to DHC.

  Interest Expense -- Year Ended December 31, 2003 Compared with Year Ended December 27, 2002

     Interest expense decreased to $1.4 million for the year ended December 31, 2003 compared to $38.7 million during the year ended December 27, 2002. Interest expense in 2003 was due to the accrual of one month of interest on the bridge financing required for the Covanta acquisition. Interest expense in 2002 was primarily due to ACL's and GMS' interest expense after the acquisition.

  Equity in Net Loss of Unconsolidated Marine Services Subsidiaries -- Year Ended December 31, 2003 Compared with Year Ended December 27, 2002

     As a result of ACL's bankruptcy filing, while DHC continues to exercise influence over the operating and financial policies of ACL, it no longer maintains control of ACL. Accordingly, for the year ended December 31, 2003, DHC has accounted for its investments in ACL, GMS and Vessel Leasing using the equity method of accounting. Under the equity method of accounting, DHC reports its share of the equity investees' income or loss based on its ownership interest.

     As a result of ACL's continued losses and DHC management's belief that it may recover little, if any, of its investment in ACL, DHC wrote off its remaining investment in ACL during the first quarter of 2003. The equity in net loss of unconsolidated Marine Services subsidiaries included a loss from ACL of $47.0 million, an other than temporary impairment of the remaining investment in ACL of $8.2 million, and income from GMS and Vessel Leasing of $0.3 million. The GMS and Vessel Leasing investments are not considered to be impaired. (The Marine Services subsidiaries' operating results in 2002 were consolidated in DHC's operating results from the date of acquisition, May 29, 2002, through December 27, 2002, but were deconsolidated in 2003 as a result of ACL's bankruptcy.)

RESULTS OF OPERATIONS (2002/2001)

  YEAR ENDED DECEMBER 27, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

  Insurance Services Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

     The decline in net earned premiums is directly related to the change in net premiums written. Net written premiums were $52.6 million and $80.4 million in 2002 and 2001, respectively. Net earned premiums exceeded net written premiums in 2002 due to the decision to cease writing in several lines of business as noted above.

     The overall decrease in net written premiums for 2002 over the comparable period in 2001 is attributable to significant reduction in NAICC's commercial automobile line and the decision made in 2001 to exit both the workers' compensation line of business in all states and private passenger automobile outside of California. Workers' compensation net written premiums decreased by $14.1 million during 2002 over the comparable period in 2001. The commercial automobile net written premiums decreased from $38.4 million in 2001 to $19.5 million in 2002 due to curtailed underwriting activity. Net written premiums for personal automobile lines increased by $5.3 million during 2002 primarily due to premium growth in the non-standard California private passenger automobile programs in excess of the decline in net written premiums outside of California, coupled with non-renewing its 10% quota-share reinsurance agreement on the California business.

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

     Net investment income was $5.6 million in 2002 compared to $7.6 million in 2001. The net investment income decrease was due primarily to a decrease in the fixed income portfolio. The fixed-income invested asset portfolio decreased by $25.9 million in 2002. Such decrease was attributable to the conversion of $9.2 million of ACL notes into equity. As a result of the decrease in written premiums on business placed in run-off noted above, NAICC also experienced negative underwriting cash flows. As of December 31, 2002 and 2001, the average yield on NAICC's portfolio was 5.9% and 5.8%, respectively. The estimated average duration of the portfolio at December 31, 2002 was 2.7 years compared to
3.2 years at December 31, 2001.

     Net realized investment gains were relatively comparable due to the gain recognized on the conversion of ACL bonds to equity. Otherwise the net realized losses of 2002 and gains in 2001 were consistent with the general economic trends for those periods.

     The net loss and LAE ratios were 96.3% in 2002 and 93.5% in 2001. The increase in the loss and LAE ratio during 2002 was attributable to higher than expected losses in the California private passenger automobile and commercial automobile programs totaling $2.8 million and $2.0 million, respectively. In addition, NAICC had significant adverse development in the California workers' compensation line and non-California private passenger automobile. Adverse development on prior accident years recognized for workers' compensation in 2002 was $3.6 million. The adverse development for prior accident years related to the private passenger automobile lines placed in run-off was $2.0 million. Adverse development on prior accident years recognized for workers' compensation in 2001 totaled $4.4 million. The adverse development for prior accident years related to the private passenger automobile lines placed in run-off was $2.4 million.

     As a percentage of net earned premiums, policy acquisition expenses were 22.7% in 2002 and 25.4% in 2001. The decrease in the policy acquisition expense ratio in 2002, compared to 2001, was due to a reduction of marketing costs of $1.9 million primarily as the result of the decision in 2001 to exit those lines mentioned above.

     General and administrative expenses decreased in 2002 due to previously implemented cost containment efforts. General and administrative expenses in 2001 also included $0.9 million in amortization of goodwill expense. As a percentage of net earned premiums, general and administrative expenses were 9.5% in 2002 and 10.6% in 2001. The decrease in 2002 reflects decreased production in 2002 and the effect of cost saving measures implemented during 2001. The 2001 ratio included an additional $1.2 million of costs associated with the decision to contract NAICC's underwriting operations. Those costs included employee severance payments of approximately $0.5 million and a write-off of goodwill of approximately $0.7 million. These costs added 1.5% to the 2001 ratio.

  Marine Services -- Year Ended December 27, 2002 Compared with Year Ended December 28, 2001

     ACL follows a 52/53 week fiscal year ending on the last Friday in December of each year.

     Marine Services operating revenues and operating expenses in 2002 consisted of ACL, GMS and Vessel Leasing operating revenues and expenses since the date of acquisition (May 29, 2002).

  Parent Company Only Investment Income and Administrative Expense -- Year Ended December 27, 2002 Compared with Year Ended December 31, 2001

     Investment Income. Total parent company investment income increased to $9.5 million for the year ending December 2002 as compared to $2.0 million for the year ending December 2001 primarily due to recognition of $8.4 million in gain on ACL bonds owned by DHC that were contributed as part of the purchase price of ACL Holdings.

     Administrative Expense. Parent company administrative expense increased $2.5 million to $4.9 million for the year ending December 2002, as compared to $2.4 million for the year ending December 2001. The increase was primarily due to expense for stock options, which were modified as of July 24, 2002, one time increases in management compensation related to the resignation of certain DHC management in connection with its acquisition of ACL, higher directors' fees and additional insurance expense. Prior to the acquisition of ACL and shortly thereafter, DHC shared certain personnel and facilities with several affiliated and unaffiliated companies that had certain common directors and officers, and certain expenses were allocated among the various entities. Personnel costs were allocated based upon actual time spent on DHC business. Costs relating to office space and equipment were allocated based upon actual usage. Management believes the methodology used for allocation was appropriate. Total expenses included $1.8 million in 2002 and $1.3 million in 2001 related to expenses allocated to DHC from affiliated entities.

  Interest Expense -- Year Ended December 27, 2002 Compared with Year Ended December 31, 2001

     Interest expense increased to $38.7 million for the year ended December 27, 2002 compared to no interest expense for the year ended December 31, 2001 primarily due to ACL's and GMS' interest expense after the acquisition.

OUTLOOK

     NAICC management expects that the business environment in California non-standard personal auto to remain favorable. It appears there are fewer markets to place non-standard risks, which aided NAICC in 2002 to raise rates and renew 92.1% of its policyholders in 2003. NAICC expects a similar renewal rate for 2004. NAICC expects the hard market to continue in 2004 as new entrants are priced reasonably and ongoing programs are tightening underwriting guidelines while a few are filing rate increases. The decision to exit the commercial auto market will negatively impact NAICC as it loses operating leverage on its general and administrative expenses and will have less earned premium during a relative hard market cycle. With the passage of AB 227 and SB 227, which was intended to serve to contain medical costs for the struggling California workers' compensation market, NAICC is anticipating these measures and future legislation will mitigate the adverse development trend previously recognized. NAICC will continue to aggressively pursue commutations on the Stuyvesant business but as there has been an influx of newly reported A&E claims over the last three years, NAICC's ability to discharge these risks will be more difficult. NAICC is evaluating other strategies to further segregate these liabilities from the active entities that could promote commutations. NAICC has come to rely upon its investment income to mitigate the shortfall on underwriting results, but as it continues to experience negative cash flow due to its operations that are in run-off and 40 year lows in interest rates, NAICC does not expect to receive the same level of investment income, as in 2002 and prior.

CRITICAL ACCOUNTING POLICIES

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

     NAICC estimates reserves for unpaid losses and LAE based on reported losses and historical experience, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Key assumptions used in the estimation process could have significant effects on the reserve balances. NAICC regularly evaluates their estimates and assumptions based on historical experience adjusted for current economic conditions and trends. Changes in the unpaid losses and LAE can materially effect the statement of operations. Different estimates could have been used in the current period, and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. Since the loss reserving process is complex and subjective, the ultimate liability may vary significantly from our estimates.

     The Insurance Services group has claims for environmental clean up against policies issued prior to 1970. The unpaid loss and LAE related to environmental cleanup has been established considering facts currently known and the current state of the law and coverage litigation.

     Due to the factors discussed above and others, the process used in estimating unpaid losses and LAE cannot provide an exact result. DHC's results of operations for each of the past three years have been adversely affected by insurance loss development related to prior years of $13.5 million, $10.4 million and $7.6 million for 2003, 2002 and 2001, respectively.

     Statement of Financial Accounting standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") gives companies the choice to account for stock-based compensation using either the fair value method or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees." DHC has elected to account for its stock option plans using the intrinsic value method for grants to employees and directors. Because all of the options granted to employees and directors under those plans have had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, only minimal stock-based compensation cost due to modifications has been recognized in the consolidated statements of operations for those options. DHC accounts for its stock options granted to contractors using the fair value method of SFAS 123. Had DHC elected to account for all of its stock option grants using the fair value method of SFAS 123, or if accounting rules change to require accounting different than the intrinsic value method, DHC's results of operations could be significantly affected.

     Note 1 in Item 8, Financial Statements -- Significant Accounting Policies, includes supplemental information, including pro forma net loss and loss per share, as if stock-based compensation cost for all of the stock option grants had been determined using the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant or modification using a Black-Scholes option pricing model with assumptions about the dividend yield, risk-free interest rate, expected option life, and expected stock price volatility. These assumptions can be highly subjective. Because stock options have characteristics different from those of traded options, changes in the subjective assumptions can materially affect the fair value of stock options. Using different assumptions, the supplemental information provided in Note 1 of the Notes to the Consolidated Financial Statements, could be significantly different.

     See Note 1 of the Notes to the Consolidated Financial Statements for further discussion of DHC's significant accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

     DHC is a holding company that conducts substantially all of its operations through its subsidiaries. As such, DHC has limited liquidity and capital resources at the parent company level. As more fully described elsewhere in this filing, DHC's insurance subsidiary is currently unable to distribute or loan funds to DHC. As a result, DHC is dependent on income from its holding company investments, and monetizing its holding company investments to provide liquidity and capital resources. In addition, DHC may be able to raise funds from the equity markets and borrow funds as it deems appropriate to fund operations and potential acquisitions. However, there can be no assurance that such additional equity capital or debt will be available to DHC on acceptable terms or at all.

  PARENT COMPANY OPERATIONS

     At December 31, 2003, DHC on a parent-only basis, held cash and investments of approximately $41.0 million, including a restricted escrow account of $37.0 million. The escrow was required for the Covanta acquisition. Upon closing of the Covanta acquisition on March 8, 2004, this escrow was released and disbursed, $30.0 million in consideration of the purchase of Covanta and the remaining $7.0 million was released to DHC to pay corporate expenses and acquisition costs. Unpaid acquisition costs are currently estimated at approximately $6.6 million. Additionally, a balance of $1.0 million is due to DHC from Covanta to reimburse DHC's acquisition related expenses.

     On a parent-only basis, at December 31, 2003, DHC owed $40 million plus accrued interest of $0.4 million on a bridge financing agreement relating to the Covanta acquisition. This debt accrues interest at 12% through July 15, 2004 and 16% thereafter and has a scheduled maturity date of January 2, 2005. DHC plans to repay this obligation with proceeds from the rights offering. Under the terms of the note purchase agreement, DHC is obligated to file a registration statement with the SEC to register the rights offering not later than May 24, 2004, 75 days following the closing of the Covanta acquisition. If DHC does not repay all of the outstanding debt through the rights offering proceeds, the remaining balance will be converted into Common Stock, subject to certain limitations. Additionally, Laminar has agreed, under the note purchase agreement, to convert an amount of their notes to acquire up to 8.75 million shares of Common Stock at $1.53 per share, based on public participation in the rights offering. DHC has also agreed to sell up to 3 million shares of Common Stock to certain creditors of Covanta for $1.53 per share, based on public participation in the rights offering and subject to other limitations.

     Assuming full public participation in the rights offering and repayment of the bridge financing at June 30, 2004, following are the expected inflows and outflows relating to the rights offering, sale of shares to Covanta creditors and subsequent repayment of bridge financing:

                                                                  (IN MILLIONS)
                                                              ---------------------
Expected Proceeds from Rights Offering......................              $41.2
Repayment of Bridge Financing:
  Principal.................................................   40.0
  Less Conversion of Laminar Shares.........................  (13.4)
  Accrued Interest at June 30, 2004.........................    2.8       (29.4)
                                                              -----
Sale of 3.0 million shares to Covanta creditors.............                4.6
                                                                          -----
  Net Cash Inflow to DHC....................................              $16.4
                                                                          =====

     There can be no assurances as to the extent of the public participation in the planned rights offering. Management believes that even with less than full public participation, DHC will have sufficient capital resources to meet short-term and long-term liquidity needs.

     DHC's sources of funds are its investments as well as dividends, if any, received from its insurance subsidiary. Various state insurance requirements restrict the amounts that may be transferred to DHC in the form of dividends or loans from its insurance subsidiaries without prior regulatory approval. Currently, NAICC cannot pay dividends or make loans to DHC.

     For the year ended December 2003, cash provided by parent-only operating activities was $0.1 million. For the years ended December 2002 and 2001, cash used in parent-only operating activities was $4.8 million and $0.9 million, respectively. Cash used in operations is primarily attributable to wages and benefit costs, professional fees, directors' fees, insurance and other working capital requirements of the holding company's business. The increase in cash used in 2002 as compared to 2001 is due to additional insurance premium payments, one time increases in management compensation related to the resignation of certain DHC management in connection with its acquisition of ACL and higher director's fees.

     Net cash used in investing activities was $33.8 million for the year ended December 31, 2003 and was primarily comprised of a deposit of $37.0 million to the escrow required for the Covanta acquisition, contribution of $6.0 million to NAICC's statutory capital, repayment of a loan in the amount of $6.0 million received from an ACL affiliate and $4.1 million received from the sale of investment securities.

     In 2002, DHC paid cash of $42.7 million, including $6.6 million in fees, for the acquisition of ACL, 50% of the common interest of Vessel Leasing and 5.4% of the equity of GMS. This was financed through rights offering proceeds of $42.2 million, the exercise of Common Stock warrants of $9.5 and the exercise of Common Stock options of $1.1 million. As part of the transaction, $6.0 million was advanced to an ACL affiliate. This was subsequently repaid in February of 2003.

     Net cash used in investing activities was $6.9 million for the year ended December 31, 2001 and was comprised principally of activity in investment securities.

     Net cash provided by financing activities was $36.0 million for the year ended December 31, 2003 and was comprised of $40.0 million of borrowings under the bridge financing agreement related to the Covanta acquisition less $4.0 million of repayments paid to NAICC. DHC borrowed $4.0 million from NAICC in 2001 at an interest rate of 6%. The loan was scheduled to be repaid in 2004, but was repaid early, in February 2003.

  INSURANCE SERVICES

     DHC's insurance subsidiaries require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. NAICC meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, NAICC relies on the sale of invested assets. NAICC's investment policy guidelines require that all net policyholder liabilities be matched by a comparable amount of investment grade assets. Management believes that NAICC has sufficient available resources to meet its present capital needs.

     Cash used in insurance operations was $23.2 million, $23.8 million and $3.9 million in 2003, 2002 and 2001, respectively. The trend is consistent with the run-off of several lines of business and their respective run-off patterns, primarily workers' compensation and commercial auto. Such negative cash flow requires the sale of invested assets to meet obligations as they arise. Due to premium growth during the first nine months of 2001, NAICC was able to meet its short-term cash needs primarily through premium receipts.

     The National Association of Insurance Commissioners provides minimum solvency standards in the form of RBC requirements. The RBC model for property and casualty insurance companies requires that companies are to report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. NAICC has calculated its RBC requirement under the RBC model and believes that it has sufficient capital for its operations. Further, the NAIC has developed the Insurance Regulatory Information System ("IRIS"). IRIS identifies twelve ratios for property/casualty insurance companies. IRIS specifies ranges of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. As a result of the losses recognized in 2003 and 2002, NAICC expects that it will fail seven of those regulatory ratios relating to loss development and surplus change. Two of the failures relate strictly to loss development and two relate to surplus changes and operating ratios caused by loss development incurred during 2003. The remaining three ratio failures relate to reduction in writings, overall investment yield and liabilities to liquid assets. The failure of such ratios subjects NAICC to increased regulatory inquiry. Based on the differential between reported surplus and the surplus level requiring further regulatory action, NAICC believes that the failure of those ratios will not have a material adverse impact on the operations of NAICC.

     As noted above, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, it was determined for statutory insurance accounting purposes that NAICC's investment in ACL was fully impaired. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7.4 million. This charge, when combined with NAICC's underwriting results and investment losses reduced its statutory surplus level below the Company Action Level of NAICC's RBC calculation. In response to the above statutory condition, DHC repaid the $4.0 million note due May 2004 to NAICC, and further contributed $4.0 million to NAICC to increase its statutory capital during February 2003. With permission from the California Department of Insurance, these transactions were recorded at December 31, 2002. As a condition to granting permission, the Department required NAICC to obtain permission prior to entering into a loan with an affiliate. After consideration for the $8.0 million noted above, NAICC's reported capital and surplus as of December 31, 2002 was above the Company Action Level of NAICC's RBC calculation. As noted above, DHC also contributed $2.0 million to NAICC to increase its statutory capital in December 2003.

     DHC's domestic insurance companies are regulated by the insurance regulatory agencies of the states in which they are authorized to do business. Many aspects of DHC's insurance business are subject to regulation. For example, minimum capitalization must be maintained; certain forms of policies must be approved before they may be offered; reserves must be established in relation to the amounts of earned premiums and losses incurred; and, in some cases, schedules of premium rates must be approved.

     In compliance with state insurance laws and regulations, securities with a fair value of approximately $43.4 million, $45.0 million and $45.0 million, respectively, on each at December 31, 2003, 2002 and 2001, respectively, were on deposit with various states or governmental regulatory authorities. In addition, at December 31, 2003, 2002 and 2001, investments with a fair value of $7.2 million, $6.4 million and $6.6 million, respectively, were held in trust or as collateral under the terms of certain reinsurance treaties and letters of credit.

  NAICC'S INVESTMENTS

     California and Montana insurance laws and regulations regulate the amount and type of NAICC's investments. NAICC's investment portfolio is comprised primarily of fixed maturities and is weighted heavily toward investment grade short and medium term securities. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements.

     The following table sets forth a summary of NAICC's investment portfolio at December 31, 2003 (dollars in thousands):

                                                              AMORTIZED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
INVESTMENTS BY INVESTMENT BY GRADE:
Fixed maturities:
  U.S. Government/Agency....................................   $22,887     $23,208
  Mortgage-backed...........................................    15,598      15,448
  Corporate (AAA to A)......................................    29,806      30,370
  Corporate (BBB)...........................................     1,096       1,142
                                                               -------     -------
     Total fixed maturities.................................    69,387      70,168
Equity Securities...........................................       367         401
                                                               -------     -------
          Total.............................................   $69,754     $70,569
                                                               =======     =======

  Letters of Credit

     NAICC pledges assets and posts letters of credit for the benefit of other insurance companies they do business with in the event that NAICC is not able to pay their reinsurers. NAICC had pledged assets of $7.2 million and had letters of credit outstanding of $2.8 million at December 31, 2003.

  Contractual Obligations and Commercial Commitment Summary

     A summary of DHC's contractual commitments under debt and lease agreements appears below.

                            CONTRACTUAL OBLIGATIONS

                                                                PAYMENTS DUE BY YEAR
                                              ---------------------------------------------------------
                                                      LESS THAN     ONE TO       FOUR TO     AFTER FIVE
                                              TOTAL   ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
                                              -----   ---------   -----------   ----------   ----------
                                                                (DOLLARS IN MILLIONS)
Parent Only:
Bridge Financing (Relating to Acquisition of
  Covanta)..................................  $40.0     $ --         $40.0         $--          $--
Insurance Services:
Operating Lease Obligations.................    2.0      1.0           1.0          --           --
                                              -----     ----         -----         ---          ---
  Total Contractual Cash Obligations........  $42.0     $1.0         $41.0         $--          $--
                                              =====     ====         =====         ===          ===

RELATED PARTY TRANSACTIONS

     Samuel Zell, the Chairman of the Board, Chief Executive Officer and President of DHC, is the Chairman of Equity Group Investments, L.L.C. ("EGI"). Commencing April 15, 2003, EGI provides administrative services for DHC. These services include financial, tax, accounting, SEC filings and related administrative costs. DHC paid EGI $0.2 million for these services in 2003. ACL was paid a fee of $0.1 million in 2003 for providing these services prior to April 15, 2003.

     Prior to and shortly after the acquisition of ACL, DHC shared certain personnel and facilities with several affiliated and unaffiliated companies who have certain common directors and officers, and certain expenses were allocated among the various entities. Personnel costs were allocated based upon actual time spent on DHC business. Costs relating to office space and equipment were allocated based upon actual usage. Management believes the methodology used for allocation is appropriate. Total expenses allocated to DHC from affiliated entities were $1.8 million and $1.3 million for the years ended December 2002 and 2001, respectively.

     As described in Note 2 of the Notes to the Consolidated Financial Statements, SZ Investments, Third Avenue and Laminar provided the bridge financing required for the Covanta acquisition. See Note 2 for terms and conditions relating to this debt. Interest expense on this financing amounted to $0.4 million in 2003.

     In connection with the DHC Recapitalization of ACL described in Note 3 of the Notes to the Consolidated Financial Statements, DHC provided SZ Investments unlimited demand registration rights with respect to the ACL Senior Notes and ACL PIK Notes held by HY I Investments, L.L.C. ("HYI"), an affiliate of SZ Investments. Mr. Zell and Mr. Tinkler, DHC's Chief Financial Officer, are affiliated with SZ Investments and HYI. HYI is a holder of approximately 42% of ACL's Senior Notes and PIK Notes. Mr. Pate, a member of DHC's Board of Directors, is affiliated with SZ Investments and HYI and is an executive officer of EGI. A special committee of DHC's Board of Directors composed solely of disinterested directors oversees DHC's investment in ACL and related Chapter 11 bankruptcy proceedings.

     On April 14, 1999, DHC entered into a non-exclusive investment advisory agreement with EGI pursuant to which EGI agreed to provide, at the request of DHC, certain investment banking services to DHC in connection with potential transactions. For these services, in 2002, DHC paid a fee of $0.1 million to EGI. The agreement provided that, in the event that a transaction was consummated for which the Acquisition Committee of DHC's Board of Directors determined that EGI provided material services, DHC would pay to EGI a fee in the amount of 1% of the aggregate consideration in connection with such transaction (including indebtedness assumed or outstanding). As a result of services provided to DHC during the DHC Recapitalization of ACL, DHC and EGI agreed that the fee for EGI's services was $3.0 million. DHC also agreed to reimburse, upon request, EGI's out-of-pocket expenses related to services provided under the investment advisory agreement. For providing a standby commitment to purchase any DHC shares that were unsubscribed in the rights offering conducted by DHC as part of its acquisition of ACL, DHC paid SZ Investments a fee of $1.0 million. Messrs. Zell and Pate were members of the Acquisition Committee at the time of the DHC Recapitalization of ACL, along with Messrs. Whitman and Barse, all of whom are Directors of DHC. On December 1, 2003, DHC and EGI terminated this agreement.

COVANTA ACQUISITION

  NOTE PURCHASE AGREEMENT

     DHC obtained the financing necessary for the Covanta acquisition pursuant to a note purchase agreement dated December 2, 2003, from the Bridge Lenders. Pursuant to the note purchase agreement, the Bridge Lenders provided DHC with $40.0 million of bridge financing in exchange for notes convertible under certain circumstances into shares of Common Stock at a price of $1.53 per share. These notes have a scheduled maturity date of January 2, 2005 and an extended maturity date of July 15, 2005, and bear interest at a rate of 12% per annum through July 15, 2004 and 16% per annum thereafter. In the event of a default or the failure to pay a convertible note on its maturity, the interest rate under the note increases by 2%.

     In the event, that the issuance of shares of Common Stock under the notes trigger certain ownership change limitations, as defined by the Internal Revenue Code of 1986, the terms of the convertible notes may be modified. In the event of a non-ownership change rollover event (as defined in the note purchase agreement), the notes will bear interest at 18% per annum, compounded quarterly on the last day of each calendar quarter. In the event of an ownership change rollover event (as defined in the note purchase agreement), amounts in excess $8.0 million shall be subject to the non-ownership change rollover terms, unless prepaid in full in cash. In the first year in which notes are outstanding under the ownership change rollover terms, interest will be 12% per annum. Thereafter, interest on the notes will be 14.5% per annum, calculated quarterly and payable in arrears on the last day of each calendar quarter.

     DHC used $30.0 million of the proceeds from the notes to post an escrow deposit prior to the closing of the transactions contemplated by the investment and purchase agreement. DHC amended the investment and purchase agreement as of February 23, 2004 to reduce the purchase price by $175,000 and remove $175,000 from the purchase price escrow account so that DHC could acquire an equity interest in Covanta Lake, Inc., a wholly-owned indirect subsidiary of Covanta in a transaction separate and distinct from the acquisition of Covanta out of bankruptcy. The purchase of the equity interests of Covanta was completed on March 10, 2004, at which time the escrowed purchase price funds were delivered to Covanta and used as DHC's purchase price for Covanta's equity interests. DHC has used and will use the proceeds from the sales of the bridge notes to pay transaction expenses and for general corporate purposes. In this regard, DHC has agreed to pay up to $0.9 million to the Bridge Lenders as reimbursement for expenses incurred by them in connection with the note purchase agreement.

     In consideration for the $40.0 million of bridge financing, the agreement by the Bridge Lenders to arrange or provide for the second lien letter of credit facility and for Laminar to arrange or provide for the Covanta Power International Holding revolving credit facility, DHC issued to the Bridge Lenders an aggregate of 5,120,853 shares of Common Stock. The Bridge Lenders are bound to participate fully in the rights offering in respect of the rights accruing pursuant to these shares of Common Stock.

     DHC expects to refinance the notes through a previously announced rights offering. If DHC does not refinance all of the outstanding notes, the remainder of the notes would be convertible, without action on the part of the Bridge Lenders, into shares of Common Stock at the rights offering price of $1.53 per share, subject to agreed upon limitations necessitated by DHC's NOLs.

     In addition, under the note purchase agreement, Laminar has agreed to convert an amount of convertible notes to acquire up to an additional 8.75 million shares of Common Stock at $1.53 per share based upon the levels of public participation in this rights offering. Further, as discussed below, DHC has agreed, in connection with the note purchase agreement, to sell up to an additional 3 million shares of Common Stock at $1.53 per share to certain creditors of Covanta based upon the levels of public participation in this rights offering and subject to change of ownership and other limitations.

     The note purchase agreement provides for DHC to comply with certain covenants including, among others:

     - that DHC shall comply with all applicable laws, regulations, orders and other requirements, and timely pay all taxes, pending the repayment or conversion of the outstanding convertible notes;

     - that DHC shall preserve its corporate existence and all rights and franchises material to its business, pending the repayment or conversion of the outstanding convertible notes; and

     - that DHC shall pay each of the Bridge Lenders a cash extension fee in the event that any of the notes are subject to ownership change rollover terms.

     The note purchase agreement further restricts, without a certain specified percentage of consents being obtained from the Bridge Lenders, DHC's ability to, among others:

     - pay any dividends on or repurchase any of DHC's outstanding securities, other than pursuant to employee benefit plans in the ordinary course of DHC's business, including the payment of dividends using Common Stock, other than pursuant to the planned rights offering;

     - purchase or sell any material amount of assets, enter into a merger transaction, liquidate or dissolve;

     - incur any debt for borrowed money in an aggregate principal amount in excess of $250,000, or incur liens on DHC property;

     - amend DHC's organizational documents; and

     - enter into any material transactions with affiliates.

     All unpaid principal of and accrued interest on the convertible notes shall become immediately due and payable in cash, in the event that DHC, any of DHC's significant subsidiaries, or Covanta, commence or have commenced against DHC/them:

     - any voluntary proceeding under any provision relating to bankruptcy, insolvency, reorganization, liquidation, or otherwise to the relief of debtors or the readjustment of indebtedness;

     - any general assignment for the benefit of creditors or a composition or similar arrangement with such creditors; or

     - the appointment of a receiver, trustee or similar judicial officer or agent to take charge of or liquidate any of its property or assets.

     A required majority of the Bridge Lenders shall have the right to declare all or any portion of the unpaid principal of and accrued interest on the notes immediately due and payable, subject to certain cure periods, in the event:

     - DHC accelerates any its indebtedness due to a default for borrowed money in excess of $5 million;

     - a judgment or judgments are rendered against DHC that involves an amount in excess of $5 million, to the extent not covered by insurance;

     - any of DHC's representations or warranties or certain of DHC's covenants contained in the note purchase agreement were untrue or incorrect in any material respect as of the date of the note purchase agreement or other specified date therein; or

     - a change of control occurs, unless caused solely by the Bridge Lenders.

  DHC TAX SHARING AGREEMENT

     DHC and Covanta entered into a tax sharing agreement dated as of March 10, 2004, which determines Covanta's tax obligations with respect other members of DHC's consolidated group for taxable years ending after the date of the tax sharing agreement. The tax sharing agreement provides that up to $571 million of NOLs are available to offset the future taxable income of Covanta, subject to specified adjustments. If Covanta's actual tax liability for any taxable year is higher than the liability to us determined under the tax sharing agreement, DHC will have an obligation to indemnify Covanta for any such excess.

  LAMINAR LETTER AGREEMENT

     Pursuant to a letter agreement dated December 2, 2003, Laminar has agreed to transfer restrictions on the shares of Common Stock that Laminar holds or will acquire. In accordance with the transfer restrictions contained in Article Fifth of DHC's charter restricting the resale of Common Stock by 5% stockholders, DHC has agreed with Laminar that their ability to sell Common Stock will be limited for a period of three years to the following amounts:

     - up to 10% of DHC's outstanding shares for a period of one year following March 10, 2004;

     - up to an additional 5% of DHC's outstanding shares, or an aggregate of 15% of DHC's outstanding shares, during the period beginning one year following March 10, 2004 and ending two years following March 10, 2004;

     - up to an additional 5% of DHC's outstanding shares, or an aggregate of 20% of DHC's outstanding shares, during the period beginning two years following March 10, 2004 and ending three years following March 10, 2004; and

     - no restrictions thereafter other than restrictions included in DHC's certificate of incorporation.

     In connection with this letter agreement, a special committee of disinterested members of DHC's Board of Directors has determined that sales of Common Stock in accordance to the foregoing limitations will not create an unreasonable risk of an ownership change under Article Fifth of DHC's charter, subject to confirmation at the time of such transfers by DHC's tax counsel.

  REGISTRATION RIGHTS AGREEMENT

     Pursuant to a registration rights agreement dated as of December 2, 2003, DHC has agreed with the Bridge Lenders to file, at DHC's expense, a registration statement with the SEC to register the shares of Common Stock issued to them under the note purchase agreement not later than the earlier of (i) June 30, 2004, and (ii) ten days after closing of this rights offering. The Bridge Lenders were also granted certain "piggy-back" registration rights with respect to such shares of Common Stock.

  NEW COVANTA FINANCING

  Domestic Facilities

     Covanta has entered into two credit facilities to provide letters of credit in support of its domestic operations. Specifically, Covanta has entered into a letter of credit facility, secured by a first priority lien on Covanta's domestic assets, consisting of commitments for the issuance of letters of credit in the aggregate face amount of up to approximately $138 million with respect to Covanta's Detroit facility. This first lien credit facility has a term of five years, requires cash collateral to be posted for issued letters of credit and bears interest at the rate of 3% over the Base Rate (being the higher of (i) the prime rate or (ii) 0.5% in excess of the federal funds effective rate) on issued letters of credit (increasing to 5% over the Base Rate in specified default situations). Covanta also paid a 1% upfront fee (approximately $1.38 million) upon entering into the first lien credit facility, and will pay with respect to each issued letter of credit (i) a fronting fee equal to the greater of $500 and 0.25% per annum of the daily amount available to be drawn under such letter of credit, (ii) a letter of credit fee equal to 2.5% per annum of the daily amount available to be drawn under such letter of credit, and (iii) an annual fee of $1,500.

     Additionally, Covanta has entered into a letter of credit facility, secured by a second priority lien on Covanta's domestic assets, consisting of commitments for the issuance of standby letters of credit in the aggregate face amount of up to $118 million. This second lien credit facility also provides for up to $10 million in cash borrowings, on a revolving basis, by Covanta to fund working capital requirements and for general corporate purposes. The amount available for the issuance of standby letters of credit will be reduced by the amount of outstanding loans under the revolving loan component. Among other things, the second lien credit facility provides Covanta with the ability to issue letters of credit as may be required with respect to various domestic waste-to-energy facilities, including a new letter of credit in favor of the Northeast Maryland Waste Disposal Authority in connection with the facility operated by Covanta Montgomery, Inc. This second lien credit facility has a term of five years. The letter of credit component of the second lien credit facility requires cash collateral to be posted for issued letters of credit and bears interest at the rate of 4.5% over the Base Rate on issued letters of credit (increasing to 6.5% over the base rate in specified default situations). The revolving loan component of the second lien credit facility bears interest at either (i) 4.5% over the Base Rate or (ii) 6.5% over a formula Eurodollar rate, the applicable rate to be determined by Covanta (increasing by 2% over the then applicable rate in specified default situations). Covanta also paid an upfront fee of $2.36 million upon entering into the second lien credit agreement, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000, and (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit.

     Covanta has also entered into a domestic intercreditor agreement, with the lenders under the domestic credit facilities and the trustee under the indenture for the high yield notes discussed below, that sets forth, among other things, provisions regarding the application of payments made by Covanta among the lenders and certain matters relating to priorities upon the exercise of remedies with respect to the collateral pledged under the loan documents.

     Both domestic credit facilities provide for mandatory prepayments of all or a portion of amounts funded by the lenders under letters of credit and the revolving loan upon the occurrence of specified events. These events include certain sales of assets, incurrence of additional indebtedness, availability of annual cash flow, or cash on hand above certain base amounts, and change of control transactions.

     The terms of both domestic credit facilities require Covanta to comply with certain covenants including, among others:

     - that Covanta shall furnish the lenders with periodic financial, operating and other information;

     - that Covanta shall preserve its corporate existence and all rights and franchises material to its business;

     - that Covanta shall comply with all applicable laws, rules, regulations and orders, and timely pay all taxes; and

     - that Covanta shall obtain ratings of the high yield bonds discussed below from Standard & Poor's Rating Group and/or Moody's Investors Service, Inc.

     The domestic credit facilities further restricts, without a certain specified percentage of consents being obtained from the lenders, Covanta's ability to, among others:

     - incur indebtedness, or incur liens on its property, subject to specific exceptions;

     - pay any dividends on or repurchase any of its outstanding securities, subject to specific exceptions;

     - deviate from specified financial ratios and covenants, including those pertaining to consolidated net worth, adjusted EBITDA, cash flow and capital expenditures;

     - sell any material amount of assets, enter into a merger transaction, liquidate or dissolve;

     - enter into any material transactions with shareholders and affiliates;

     - amend its organization documents; and

     - engage in a new line of business.

     All unpaid principal of and accrued interest on the revolving loan, and an amount equal to 105% of the maximum amount that may at any time be drawn under outstanding letters of credit, shall become immediately due and payable in the event that Covanta or certain of its affiliates (including DHC) become subject to specified events of bankruptcy or insolvency. Such amounts shall also become immediately due and payable, upon action taken by a certain specified percentage of the lenders, in the event that any of the following occurs after the expiration of applicable cure periods:

     - a failure by Covanta to pay amounts due under the domestic credit facilities or other debt instruments;

     - breaches of representations, warranties and covenants under the domestic credit facilities;

     - a judgment or judgments are rendered against Covanta that involve an amount in excess of $5 million, to the extent not covered by insurance;

     - any event that has caused a material adverse effect on Covanta;

     - a change in control;

     - the domestic intercreditor agreement or any security agreement ceases to be in full force and effect;

     - certain terminations of material contracts; or

     - any securities issuance or equity contribution which is reasonably expected to have a material adverse effect on the availability of net operating losses.

  International Facilities

     Covanta Power International Holdings, Inc. ("Covanta Power International"), a subsidiary of Covanta, and each of its subsidiaries, including certain domestic entities holding the equity interests in Covanta's foreign operations, which holds the assets and operations of Covanta's international independent power production business, entered into two credit facilities: a new revolving credit facility secured by a first priority lien on substantially all of Covanta Power International's assets, junior only to duly perfected and unavoidable prior liens, consisting of commitments for cash borrowings of up to $10 million for purposes of supporting the international independent power production business, and a term loan facility of up to $95 million secured by a second priority lien on substantially all of Covanta Power International's assets, junior only to duly perfected and unavoidable prior liens, including the lien with respect to the new Covanta Power International revolving credit facility.

     The Covanta Power International revolving credit facility has a maturity date of three years following execution and bears interest at the rate of either
(i) 7% over the Base Rate or (ii) 8% over a formula Eurodollar rate, the applicable rate to be determined by Covanta Power International (increasing by 2% over the then applicable rate in specified default situations). Covanta Power International also paid a 2% upfront fee ($200,000) upon entering into the international revolving credit facility, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, and (ii) an annual agency fee of $30,000.

     The Covanta Power International term loan is in the original aggregate principal amount of $90 million, subject to adjustment, with a maturity date of three years following execution, and bears interest at 10.5%, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable by adding it to the outstanding principal balance. The interest rate increases to 12.5% in specified default situations.

     Covanta Power International has also entered into the international intercreditor agreement with the lenders under the Covanta Power International revolving credit facility and the Covanta Power International term loan and with Covanta, that sets forth, among other things, provisions regarding the application of payments made by Covanta Power International among the respective lenders and Covanta and matters relating to the exercise of remedies with respect to the collateral pledged under the loan documents, and pursuant to which Covanta will be entitled to reimbursements of operating expenses made on behalf of the Covanta Power International and payments made with respect to various parent guarantees being retained on behalf of Covanta Power International.

     The mandatory prepayment provisions, affirmative covenants, negative covenants and events of default under the two international credit facilities are similar to those found in the two domestic credit facilities.

  Reorganization Plan Notes

     The material terms of the reorganization plan notes are as follows:

  New High Yield Secured Notes

     Covanta has issued new high yield secured notes at a discount in an aggregate principal amount of $205 million accreting 1.7% annually to an aggregate principal amount of $230 million upon maturity seven years after Covanta's emergence from bankruptcy. Interest will be paid semi-annually in arrears on the principal amount of the outstanding high yield secured notes at a rate of 8.25% per annum. The high yield secured notes will be secured by a third priority lien on Covanta's domestic assets. In addition, all or part of the high yield notes are pre-payable by Covanta at par of 100% of the accreted value during the first two years and at a premium starting at 104.625% of par and decreasing during the remainder of the term of the high yield notes. There are no mandatory sinking fund provisions. Upon the occurrence of a change of control event and certain sales of assets, Covanta is obligated to offer to repurchase all or any part of the high yield notes at 101% of par on the accreted value.

     The indenture, dated as of March 10, 2004, relating to the high yield notes requires Covanta to comply with certain covenants, including among others:

     - restrictions on the payment of dividends, the repurchase of stock, the incurrence of indebtedness and liens and the repayment of subordinated debt, unless certain specified financial and other conditions are met;

     - restrictions on the sale of certain material amounts of assets or securities, unless certain specified conditions are met;

     - restrictions on material transactions with affiliates;

     - limitations on engaging in new lines of business; and

     - preserving its corporate existence and its material rights and franchises.

     The high yield notes shall become immediately due and payable in the event that Covanta or certain of its affiliates become subject to specified events of bankruptcy or insolvency, and shall become immediately due and payable, upon action taken by the trustee under the indenture or holders of a certain specified percentage of principal under outstanding high yield notes, in the event that any of the following occurs after expiration of applicable cure periods:

     - a failure by Covanta to pay amounts due under the high yield notes or certain other debt instruments;

     - a judgment or judgments are rendered against Covanta that involve an amount in excess of $10 million, to the extent not covered by insurance; and

     - a failure by Covanta to comply with its obligations under the indenture

     Unsecured Indenture and Notes Covanta has authorized the issuance of up to $50 million in principal of unsecured global notes to certain creditors of Covanta under an indenture with a maturity date of eight years after Covanta's emergence from bankruptcy. Interest will be payable semi-annually at a rate of 7.5%. Annual amortization payments of approximately $3.9 million, paid at the end of the year, will be paid beginning in year two, with the balance due on maturity. The unsecured notes are subordinated in right of payment to all senior indebtedness including, the first lien letter of credit facility, the second lien letter of credit facility, the new high yield secured notes, and any other indebtedness of Covanta with a principal amount of up to $50 million that is designated by its express terms to be senior to the unsecured notes. The unsecured notes will otherwise rank equally with, or be senior to, all other indebtedness of Covanta. There are no mandatory sinking fund provisions and Covanta may redeem the unsecured notes at any time without penalty or premium. Upon the occurrence of a change of control event and certain sales of assets, Covanta is obligated to offer to repurchase all or any part of the unsecured notes at 101% of par on the accreted value.

     The indenture, dated as of March 10, 2004, relating to the unsecured notes requires Covanta to comply with certain covenants, including among others:

     - restrictions on the payment of dividends, the repurchase of stock, the incurrence of indebtedness and liens and the repayment of subordinated debt, unless certain specified financial and other conditions are met;

     - restrictions on the sale of certain material amounts of assets or securities, unless certain specified conditions are met;

     - restrictions on material transactions with affiliates; and

     - preserving its corporate existence and its material rights and franchises.

     The unsecured yield notes shall become immediately due and payable in the event that Covanta or certain of its affiliates become subject to specified events of bankruptcy or insolvency, and shall become immediately due and payable, upon action taken by the trustee under the indenture or holders of a certain specified percentage or principal under outstanding unsecured notes, in the event that any of the following occurs after expiration of applicable cure periods:

     - a failure by Covanta to pay amounts due under the high yield notes or certain other debt instruments; and

     - a failure by Covanta to comply with its obligations under the indenture.

CHANGES IN ACCOUNTING STANDARDS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, otherwise it is effective July 1, 2003, the beginning of the first interim period after June 15, 2003. The provisions of this statement did not have an impact on DHC's financial statements in 2003.

     In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen, including deferral of certain provisions to 2004. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of this statement did not have an impact on DHC's financial statements in 2003. DHC does not expect FIN46 will have a significant impact on its financial statements in 2004.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. Additionally, under SFAS 146, if the benefit arrangement requires employees to render future service beyond a "minimum retention period," a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of SFAS 146, which was adopted in 2003, did not have an impact on DHC's financial statements in 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INSURANCE SERVICES

  RISK RELATED TO THE INVESTMENT PORTFOLIO

     NAICC's objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall credit risk. Investment strategies are developed based on many factors including underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management, in consultation with independent investment advisors, and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to NAICC's fixed maturity portfolio are primarily credit risk, interest rate risk, reinvestment risk and prepayment risk. The market risk related to NAICC's equity portfolio is price risk.

  FIXED MATURITIES

     Interest rate risk is the price sensitivity of fixed maturities to changes in interest rate. Management views these potential changes in price within the overall context of asset and liability matching. Management estimates the payout patterns of NAICC's liabilities, primarily loss reserves, to determine their duration. Management sets duration targets for the fixed income portfolio after consideration of the duration of NAICC's liabilities that it believes mitigates the overall interest rate risk. NAICC's exposure to interest rate risk is mitigated by the relative short-term nature of its insurance and other liabilities. The effective duration of the portfolio at December 31, 2003 and 2002 was 2.3 years and 2.7 years, respectively. Management believes its portfolio duration is appropriate given the relative short-tail nature of the automobile programs and projected run-off of all lines of business. A hypothetical 100 basis point increase in market rates would cause an approximate 2.3% decrease in the fair value of the portfolio while a hypothetical 100 basis point decrease would cause an approximate 2.3% increase in fair value. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment. NAICC's exposure to credit risk is mitigated by its investments in high quality fixed income alternatives.

     Fixed maturities of NAICC include Mortgage-Backed Securities ("MBS") representing 22.0% and 33.6% of total fixed maturities at December 31, 2003 and December 31, 2002, respectively. All MBS held by NAICC are issued by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), which are both rated AAA by Moody's Investors Services. Both FNMA and FHLMC are corporations that were created by Acts of Congress. FNMA and FHLMC guarantee the principal balance of their securities. FNMA guarantees timely payment of principal and interest.

     One of the risks associated with MBS is the timing of principal payments on the mortgages underlying the securities. The principal an investor receives depends upon amortization schedules and the termination pattern (resulting from prepayments or defaults) of the individual mortgages included in the underlying pool of mortgages. The principal is guaranteed but the yield and cash flow can vary depending on the timing of the repayment of the principal balance. The degree to which a security is susceptible to changes in yield is influenced by the difference between its amortized cost and par, the relative sensitivity to repayment of the underlying mortgages backing the securities in a changing interest rate environment, and the repayment priority of the securities in its overall securitization structure. NAICC attempts to limit repayment risk by purchasing MBS whose cost is below or does not significantly exceed par, and by primarily purchasing structured securities with repayment protection which provides more certain cash flow to the investor such as MBS with sinking fund schedules known as Planned Amortization Classes ("PAC") and Targeted Amortization Classes ("TAC"). The structures of PAC's and TAC's attempt to increase the certainty of the timing of prepayment and thereby minimize the prepayment and interest rate risk. In 2003, NAICC recognized $1.0 million in gain on sales of fixed maturities.

     MBS, as well as callable bonds, have a greater sensitivity to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment. This is primarily due to the ability and the incentive of the payor to prepay the principal or the issuer to call the bond in a declining interest rate scenario. NAICC realized significant increases in its prepayments of principal during 2003 and 2002. The prepayments mitigated the need to sell securities to meet operating cash requirements as noted above. Generally, this trend will lower the portfolio yield in future years in a declining interest environment.

     MBS instruments are described in tabular format below:

                           MORTGAGE-BACKED SECURITIES

                                           2003                             2002
                              ------------------------------   ------------------------------
                              AMORTIZED     PAR     PERCENT    AMORTIZED     PAR     PERCENT
                                COST       VALUE    OF TOTAL     COST       VALUE    OF TOTAL
                              ---------   -------   --------   ---------   -------   --------
                                                  (DOLLARS IN THOUSANDS)
Sequential..................   $11,757    $11,487      75%      $ 9,345    $ 9,380      34%
PAC/TAC.....................     3,841      3,810      25%       17,982     17,835      66%
                               -------    -------     ---       -------    -------     ---
     Total..................   $15,598    $15,297     100%      $27,327    $27,215     100%
                               =======    =======     ===       =======    =======     ===

     The following table provides information about NAICC's fixed maturity investments at December 31, 2003 that are sensitive to changes in interest rates. The table presents expected cash flows of principal amounts and related weighted average interest rate by expected maturity dates. The expected maturity date for other than MBS is the earlier of call date or maturity date or for MBS is based on expected payment patterns. Actual cash flows could differ from expected amounts considering the weighting of NAICC's portfolio towards MBS. As interest rates at December 31, 2003 are at 40-year lows, NAICC is subject to reinvestment risk as approximately 32% of its fixed maturity portfolio will be received in the following year. Absent changing its credit risk profile, it is unlikely that NAICC could reinvest proceeds at yields similar to those recognized in 2003.

                                FIXED MATURITIES

                    EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

                                           2004      2005     2006     2007     2008    THEREAFTER    TOTAL
                                          -------   ------   ------   ------   ------   ----------   -------
                                                                (DOLLARS IN THOUSANDS)
U.S. Government/Agency..................  $ 7,428   $4,900   $2,601   $  150   $3,190    $ 4,618     $22,887
  Average interest rate.................     4.56%    4.91%    4.08%    7.21%    3.05%      5.41%
Mortgage-Backed.........................    2,350    1,748    1,030    1,563    1,083      7,824      15,598
  Average interest rate.................     5.59%    5.05%    4.53%    4.63%    4.60%      4.18%
Corporate (AAA to A)....................   12,175    3,350    2,550    3,375    7,150      1,207      29,807
  Average interest rate.................     6.13%    6.05%    5.38%    4.24%    6.54%      6.04%
Corporate (BBB to B)....................       --       --       33    1,000       16         47       1,096
  Average interest rate.................       --       --     5.75%    7.75%    6.15%
                                          -------   ------   ------   ------   ------    -------     -------
         Total..........................  $21,953   $9,998   $6,214   $6,088   11,439    $13,696     $69,388
                                          =======   ======   ======   ======   ======    =======     =======

  EQUITY SECURITIES

     During 2001, NAICC reduced its equity portfolio by liquidating almost all of its position in foreign securities. The proceeds from the sale of these securities were used to increase NAICC's fixed maturity portfolio by purchasing $9.2 million of ACL Senior Notes. In May 2002, the ACL Senior Notes, with a fair value of $14.5 million, were converted into equity of ACLines LLC as part of the DHC Recapitalization of ACL announced in January 2002 and consummated on May 29, 2002 (as described in Note 3 of the Notes to Consolidated Financial Statements). On January 31, 2003, ACL filed for protection under Chapter 11 of the Bankruptcy Code.

     During 2002, NAICC increased its equity portfolio. At December 31, 2002, NAICC had $6.6 million invested in its equity portfolio.

     In the fourth quarter of 2003, NAICC sold nearly all of its equity investments capitalizing on the general stock market recovery and specifically the technology sector. In 2003, $0.04 million was recognized as net realized gains from equity investments.

  ECONOMIC CONDITIONS

     The operating results of a property and casualty insurer are influenced by a variety of factors including general economic conditions, competition, regulation of insurance rates, weather, and frequency and severity of losses. The California non-standard personal auto market in which NAICC operates has experienced a recovery of rate adequacy coupled with decreased competition.

     The competition, rate regulation and loss experience in the California automobile markets are currently such that, despite the difficulties in these lines during 2002, NAICC was successful in writing in the state profitably for 2003. During 2002, NAICC recognized an increase in the frequency of losses for its non-standard private passenger automobile line, and also higher than expected adverse loss experience prior accident years in its commercial automobile line. During 2001, the competition, rate regulation and loss experience in the non-California automobile markets were such that NAICC was not able to write in those states profitably, and as a result, exited those markets.

     The California workers' compensation market, where NAICC had historically written a significant amount of its premium, continues to be very price competitive. Workers' compensation premium volume in 2001, prior to the decision to exit the market, decreased slightly as competitors began to raise rates during 2001. Despite those rate increases, NAICC believed that competitors continued to price policies at rates below a level necessary to achieve an underwriting profit. Coupled with an industry-wide increase in adverse loss experience, NAICC believes that its decision to exit the workers' compensation line was warranted under these economic conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         DANIELSON HOLDING CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                          FISCAL YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 27,   DECEMBER 31,
                                                                  2003           2002           2001
                                                              ------------   ------------   ------------
INSURANCE SERVICES:
  OPERATING REVENUES:
    Gross Earned Premiums...................................    $ 38,805       $ 66,958       $ 90,767
    Ceded Earned Premiums...................................      (2,954)        (4,794)        (8,913)
                                                                --------       --------       --------
      Net Earned Premiums...................................      35,851         62,164         81,854
    Net Investment Income...................................       3,999          5,603          7,580
    Net Realized Investment Gains...........................         990          1,007          1,277
    Other Income Applicable to Insurance Operations.........         283            623          1,393
                                                                --------       --------       --------
      Total Insurance Services' Operating Revenues..........      41,123         69,397         92,104
                                                                --------       --------       --------
  OPERATING EXPENSES:
    Gross Losses and Loss Adjustment Expenses...............      39,666         70,282         78,295
    Ceded Losses and Loss Adjustment Expenses...............      (2,982)       (10,401)        (1,801)
                                                                --------       --------       --------
      Net Losses and Loss Adjustment Expenses...............      36,684         59,881         76,494
    Policy Acquisition Expenses.............................       7,947         14,115         20,795
    General and Administrative..............................       6,664          5,893          8,664
                                                                --------       --------       --------
      Total Insurance Services' Operating Expenses..........      51,295         79,889        105,953
                                                                --------       --------       --------
      Operating Loss from Insurance Services................     (10,172)       (10,492)       (13,849)
                                                                --------       --------       --------
MARINE SERVICES:
  OPERATING REVENUES:
    Marine Revenues.........................................          --        455,499             --
    Marine Revenues -- Related Party........................          --          6,605             --
                                                                --------       --------       --------
                                                                      --        462,104             --
                                                                --------       --------       --------
  OPERATING EXPENSES:
    Materials, Supplies and Other...........................          --        195,794             --
    Rent....................................................          --         32,847             --
    Labor and Fringe Benefits...............................          --        108,132             --
    Fuel....................................................          --         49,954             --
    Depreciation and Amortization...........................          --         41,785             --
    Taxes, Other than Income................................          --         15,934             --
                                                                --------       --------       --------
      Total Marine Services' Operating Expenses.............          --        444,446             --
                                                                --------       --------       --------
      Operating Income from Marine Services.................          --         17,658             --
                                                                --------       --------       --------
PARENT COMPANY:
    Net Investment Income...................................         344            640          1,717
    Net Realized Investment Gains...........................       1,090            438            281
    Investment Income Related to ACL Debt...................          --          8,402             --
    Administrative Expenses.................................      (4,168)        (4,911)        (2,410)
                                                                --------       --------       --------
      Operating (Loss) Income from Parent Company...........      (2,734)         4,569           (412)
                                                                --------       --------       --------
      Operating (Loss) Income...............................     (12,906)        11,735        (14,261)
OTHER EXPENSES:
    Interest Expense........................................       1,424         38,735             --
    Equity in Net Loss of Unconsolidated Marine Services
      Subsidiaries..........................................      54,877             --             --
    Other, Net..............................................          --          5,609             --
                                                                --------       --------       --------
      Total Other Expenses..................................      56,301         44,344             --
                                                                --------       --------       --------
Loss before Provision for Income Taxes......................     (69,207)       (32,609)       (14,261)
Income Tax Provision........................................          18            346             73
                                                                --------       --------       --------
Net Loss....................................................    $(69,225)      $(32,955)      $(14,334)
                                                                ========       ========       ========
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK............    $  (2.25)      $  (1.26)      $  (0.74)
                                                                ========       ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         DANIELSON HOLDING CORPORATION

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 27,
                                                                  2003           2002
                                                              ------------   ------------
ASSETS
PARENT COMPANY'S AND INSURANCE SERVICES' ASSETS:
  Cash and Cash Equivalents.................................    $ 17,952      $    9,939
  Restricted Cash, Covanta Escrow...........................      37,026              --
  Investments:
     Fixed Maturities, Available for Sale at Fair Value
      (Cost: $69,840 and $83,399)...........................      70,656          88,499
     Equity Securities, Available for Sale at Fair Value
      (Cost: $367 and $6,620)...............................         401           5,247
  Accrued Investment Income.................................         966           1,143
  Premium and Consulting Receivables, Net of Allowances of
     $462 and $1,623........................................       2,261           7,638
  Reinsurance Recoverable on Paid Losses, Net of Allowances
     of $1,898 and $780.....................................       1,448           3,124
  Reinsurance Recoverable on Unpaid Losses, Net of
     Allowances of $237 and $206............................      18,238          22,057
  Ceded Unearned Premiums...................................         508           1,091
  Properties, Net...........................................         254             382
  Investments in Unconsolidated Marine Services
     Subsidiaries...........................................       4,425              --
  Deferred Financing Costs (Net of Amortization of
     $1,024)................................................       6,145              --
  Other Assets..............................................       2,368           3,988
                                                                --------      ----------
       Total Parent Company's and Insurance Services'
        Assets..............................................     162,648         143,108
                                                                --------      ----------
PREVIOUSLY CONSOLIDATED MARINE SERVICES SUBSIDIARIES'
  ASSETS:
  CURRENT ASSETS
     Cash and Cash Equivalents..............................          --          15,244
     Restricted Cash........................................          --           6,328
     Accounts Receivable....................................          --          50,783
     Accounts Receivable -- Related Parties.................          --           7,521
     Materials and Supplies.................................          --          34,774
     Other Current Assets...................................          --          27,571
                                                                --------      ----------
       Total Current Assets.................................          --         142,221
  PROPERTIES -- Net.........................................          --         654,193
  PENSION ASSETS............................................          --          20,806
  INVESTMENT IN UABL........................................          --          47,677
  OTHER ASSETS..............................................          --          24,940
                                                                --------      ----------
       Total Previously Consolidated Marine Services
        Subsidiaries' Assets................................          --         889,837
                                                                --------      ----------
       Total Assets.........................................    $162,648      $1,032,945
                                                                ========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                         DANIELSON HOLDING CORPORATION

                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 27,
                                                                  2003           2002
                                                              ------------   ------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
PARENT COMPANY'S AND INSURANCE SERVICES' LIABILITIES:
  Unpaid Losses and Loss Adjustment Expenses................    $ 83,380      $  101,249
  Unearned Premiums.........................................       4,595          10,622
  Interest Payable..........................................         400              --
  Parent Company Debt Payable to Related Parties............      40,000              --
  Bank Overdraft............................................       1,436              --
  Other Liabilities.........................................       5,046           3,874
                                                                --------      ----------
     Total Parent Company's and Insurance Services'
      Liabilities...........................................     134,857         115,745
                                                                --------      ----------
PREVIOUSLY CONSOLIDATED MARINE SERVICES SUBSIDIARIES'
  LIABILITIES:
  CURRENT LIABILITIES
     Accounts Payable.......................................          --          36,437
     Accrued Payroll and Fringe Benefits....................          --          16,686
     Deferred Revenue.......................................          --          10,835
     Accrued Claims and Insurance Premiums..................          --          26,695
     Accrued Interest.......................................          --          16,761
     Short-Term Debt........................................          --          43,873
     Current Portion of Long-Term Debt......................          --         588,778
     Other Current Liabilities..............................          --          38,768
                                                                --------      ----------
       Total Current Liabilities............................          --         778,833
  LONG-TERM DEBT............................................          --           8,468
  PENSION LIABILITY.........................................          --          15,072
  OTHER LONG-TERM LIABILITIES...............................          --          37,467
                                                                --------      ----------
       Total Previously Consolidated Marine Services
        Subsidiaries' Liabilities...........................          --         839,840
                                                                --------      ----------
       Total Liabilities....................................     134,857         955,585
                                                                --------      ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock ($0.10 par value; authorized 10,000,000
     shares; none issued and outstanding)...................          --              --
  Common Stock ($0.10 par value; authorized 150,000,000
     shares; issued 35,793,440 shares and 30,828,093 shares;
     outstanding 35,782,644 shares and 30,817,297 shares)...       3,579           3,083
  Additional Paid-in Capital................................     123,446         117,148
  Unearned Compensation.....................................        (289)         (1,132)
  Accumulated Other Comprehensive Loss......................        (445)        (12,464)
  Accumulated Deficit.......................................     (98,434)        (29,209)
  Treasury Stock (Cost of 10,796 shares)....................         (66)            (66)
                                                                --------      ----------
       Total Stockholders' Equity...........................      27,791          77,360
                                                                --------      ----------
       Total Liabilities and Stockholders' Equity...........    $162,648      $1,032,945
                                                                ========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                         DANIELSON HOLDING CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          FISCAL YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 31,   DECEMBER 27,   DECEMBER 31,
                                                                  2003           2002           2001
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES
  Net Loss..................................................    $(69,225)      $(32,955)      $(14,334)
  Adjustments to Reconcile Net Loss to Net Cash (Used in)
    Provided by Operating Activities:
    Gain Related to ACL Debt Contributed in Acquisition of
      ACL...................................................          --        (13,614)            --
    Net Realized Investment (Gains) Losses..................      (2,080)         2,799         (1,558)
    Depreciation and Amortization...........................         375         42,359          1,460
    Amortization of Deferred Financing Costs................       1,024             --             --
    Interest Accretion and Amortization.....................          --          4,184             --
    Stock Option and Unearned Compensation Expense..........         521            920             57
    Other Operating Activities..............................        (156)         6,037             96
    Equity in Net Loss of Unconsolidated Marine Services
      Subsidiaries..........................................      54,877             --             --
    Change in Operating Assets and Liabilities:
      Accounts Receivable...................................          --        (13,743)            --
      Materials and Supplies................................          --          1,910             --
      Other Assets..........................................       1,784          6,178          1,151
      Accrued Interest......................................          --         15,378             --
      Accrued Investment Income.............................         242            336            233
      Premium and Consulting Receivables....................       5,377          7,238            679
      Reinsurance Recoverable on Paid Losses................       1,676           (983)         1,878
      Reinsurance Recoverable on Unpaid Losses..............       3,819         (4,323)         2,908
      Ceded Unearned Premiums...............................         583            986             --
      Unpaid Losses and Loss Adjustment Expenses............     (17,869)        (4,496)         5,715
      Unearned Premiums.....................................      (6,027)       (10,496)        (2,090)
      Interest Payable......................................         400             --             --
      Other Liabilities.....................................       1,508         (7,667)          (931)
                                                                --------       --------       --------
          Net Cash (Used in) Provided by Operating
            Activities......................................     (23,171)            48         (4,736)
                                                                --------       --------       --------
INVESTING ACTIVITIES
  Property Additions........................................         (96)       (18,152)          (259)
  Proceeds from Property Dispositions.......................          --          3,116             45
  Collection of Notes Receivable from Previously
    Consolidated Affiliate..................................       6,035             --             --
  Distribution Received from Unconsolidated Marine Services
    Subsidiary..............................................          58             --             --
  Purchase of ACL, GMS, and Vessel Leasing..................          --        (42,665)            --
  Cash acquired from Marine Services' Companies.............          --         21,839             --
  Net Change in Restricted Cash.............................          --            236             --
  Increase in Restricted Cash, Covanta Escrow...............     (37,026)            --             --
  Proceeds from the Sale of Investment Securities...........      10,768          2,904         32,204
  Matured or Called Investment Securities...................      47,598         33,043         29,599
  Purchase of Investment Securities.........................     (36,624)       (19,378)       (52,162)
  Other Investing Activities................................        (979)          (906)            --
                                                                --------       --------       --------
          Net Cash (Used in) Provided by Investing
            Activities......................................     (10,266)       (19,963)         9,427
                                                                --------       --------       --------
FINANCING ACTIVITIES
  Cash Received for Restricted Stock........................          14             --             --
  Borrowings under Note Purchase Agreement..................      40,000             --             --
  Short-Term Borrowings, Net................................          --          7,000             --
  Long-Term Debt Issued.....................................          --          3,206             --
  Long-Term Debt Repaid.....................................          --        (31,502)            --
  Bank Overdrafts...........................................       1,436         (1,785)            --
  Debt Costs................................................          --         (1,035)            --
  Proceeds from Rights Offering, Net of Expenses............          --         42,228             --
  Proceeds from Exercise of Warrants for Common Stock.......          --          9,500             --
  Proceeds from Exercise of Options for Common Stock........          --          1,088            630
  Other Financing Activities................................          --         (1,468)            --
                                                                --------       --------       --------
          Net Cash Provided by Financing Activities.........      41,450         27,232            630
                                                                --------       --------       --------
          Net Increase in Cash and Cash Equivalents.........       8,013          7,317          5,321
Cash and Cash Equivalents at Beginning of Year..............      25,183         17,866         12,545
Deconsolidation of ACL, GMS, and Vessel Leasing.............     (15,244)            --             --
                                                                --------       --------       --------
                                                                   9,939         17,866         12,545
                                                                --------       --------       --------
          Cash and Cash Equivalents at End of Year..........    $ 17,952       $ 25,183       $ 17,866
                                                                ========       ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         DANIELSON HOLDING CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                        ACCUMULATED     RETAINED
                                        COMMON STOCK       ADDITIONAL                      OTHER        EARNINGS
                                     -------------------    PAID-IN       UNEARNED     COMPREHENSIVE   ACCUMULATED
                                       SHARES     AMOUNT    CAPITAL     COMPENSATION   (LOSS) INCOME    (DEFICIT)
                                     ----------   ------   ----------   ------------   -------------   -----------
Balance December 31, 2000..........  19,306,694   $1,931    $ 62,449      $    --        $ (1,064)      $ 18,080
    Exercise of Options to Purchase
      Common Stock.................     210,000      21          609
    Stock Option Compensation
      Expense......................                               57
    Treasury Stock Repurchased
      During the Period............
Comprehensive Loss:
    Net Loss.......................                                                                      (14,334)
    Net Unrealized Gain on
      Available for Sale
      Securities...................                                                         6,780
                                                                                         --------       --------
        Total Comprehensive Income
          (Loss)...................                                                         6,780        (14,334)
                                     ----------   ------    --------      -------        --------       --------
Balance December 31, 2001..........  19,516,694   1,952       63,115           --           5,716          3,746
    Exercise of Options to Purchase
      Common Stock.................     264,582      26        1,061
    Exercise of Warrants to
      Purchase Common Stock........   2,002,558     200        9,300
    Common Stock Issued Pursuant to
      Rights Offering, Net of
      Expenses.....................   8,705,219     871       41,357
    Restricted Common Stock Issued
      to ACL Management............     339,040      34        1,661       (1,695)
    Stock Option Compensation
      Expense......................                              920
    Adjustment of Unearned
      Compensation for Terminated
      Employees....................                             (266)         266
    Amortization of Unearned
      Compensation.................                                           297
    Treasury Stock Repurchased
      During the Period............
Comprehensive Loss:
    Net Loss.......................                                                                      (32,955)
    Net Unrealized Loss on
      Available for Sale
      Securities...................                                                        (1,989)
    Net Gain on Fuel Swaps
      Designated as Cash Flow
      Hedging Instruments..........                                                            68
    Net Loss on Interest Rate Swaps
      Designated as Cash Flow
      Hedging Instruments..........                                                          (355)
    Foreign Currency Translation...                                                           453
    Minimum Pension Liability
      Adjustment -- Marine
      Services.....................                                                       (15,485)
    Minimum Pension Liability
      Adjustment -- Insurance
      Services.....................                                                          (872)
                                                                                         --------       --------
        Total Comprehensive Loss...                                                       (18,180)       (32,955)
                                     ----------   ------    --------      -------        --------       --------
Balance at December 27, 2002.......  30,828,093   3,083      117,148       (1,132)        (12,464)       (29,209)
Common Stock Issued Pursuant to
  Note Purchase Agreement..........   5,120,853     512        6,657
Stock Option Compensation
  Expense..........................                              137
Amortization of Unearned
  Compensation.....................                                           384
Adjustment of Unearned Compensation
  for Terminated Employees.........    (155,506)    (16)        (496)         459
Comprehensive Loss:
    Net Loss.......................                                                                      (69,225)
    Minimum Pension Liability
      Adjustment -- Insurance
      Services.....................                                                          (426)
    Net Unrealized Loss on
      Available for Sale
      Securities...................                                                        (2,877)
    Net Reclassification Adjustment
      for Amount Included in Equity
      in Net Loss of Unconsolidated
      Marine Services
      Subsidiaries.................                                                        15,322
                                                                                         --------       --------
        Total Comprehensive Income
          (Loss)...................                                                        12,019        (69,225)
                                     ----------   ------    --------      -------        --------       --------
Balance at December 31, 2003.......  35,793,440   $3,579    $123,446      $  (289)       $   (445)      $(98,434)
                                     ==========   ======    ========      =======        ========       ========


                                     TREASURY STOCK
                                     ---------------
                                     SHARES   AMOUNT    TOTAL
                                     ------   ------   --------
Balance December 31, 2000..........  10,740    $(66)   $ 81,330
    Exercise of Options to Purchase
      Common Stock.................                         630
    Stock Option Compensation
      Expense......................                          57
    Treasury Stock Repurchased
      During the Period............       2      --          --
Comprehensive Loss:
    Net Loss.......................                     (14,334)
    Net Unrealized Gain on
      Available for Sale
      Securities...................                       6,780
                                                       --------
        Total Comprehensive Income
          (Loss)...................                      (7,554)
                                     ------    ----    --------
Balance December 31, 2001..........  10,742     (66)     74,463
    Exercise of Options to Purchase
      Common Stock.................                       1,087
    Exercise of Warrants to
      Purchase Common Stock........                       9,500
    Common Stock Issued Pursuant to
      Rights Offering, Net of
      Expenses.....................                      42,228
    Restricted Common Stock Issued
      to ACL Management............                          --
    Stock Option Compensation
      Expense......................                         920
    Adjustment of Unearned
      Compensation for Terminated
      Employees....................                          --
    Amortization of Unearned
      Compensation.................                         297
    Treasury Stock Repurchased
      During the Period............      54      --          --
Comprehensive Loss:
    Net Loss.......................                     (32,955)
    Net Unrealized Loss on
      Available for Sale
      Securities...................                      (1,989)
    Net Gain on Fuel Swaps
      Designated as Cash Flow
      Hedging Instruments..........                          68
    Net Loss on Interest Rate Swaps
      Designated as Cash Flow
      Hedging Instruments..........                        (355)
    Foreign Currency Translation...                         453
    Minimum Pension Liability
      Adjustment -- Marine
      Services.....................                     (15,485)
    Minimum Pension Liability
      Adjustment -- Insurance
      Services.....................                        (872)
                                                       --------
        Total Comprehensive Loss...                     (51,135)
                                     ------    ----    --------
Balance at December 27, 2002.......  10,796     (66)     77,360
Common Stock Issued Pursuant to
  Note Purchase Agreement..........                       7,169
Stock Option Compensation
  Expense..........................                         137
Amortization of Unearned
  Compensation.....................                         384
Adjustment of Unearned Compensation
  for Terminated Employees.........                         (53)
Comprehensive Loss:
    Net Loss.......................                     (69,225)
    Minimum Pension Liability
      Adjustment -- Insurance
      Services.....................                        (426)
    Net Unrealized Loss on
      Available for Sale
      Securities...................                      (2,877)
    Net Reclassification Adjustment
      for Amount Included in Equity
      in Net Loss of Unconsolidated
      Marine Services
      Subsidiaries.................                      15,322
                                                       --------
        Total Comprehensive Income
          (Loss)...................                     (57,206)
                                     ------    ----    --------
Balance at December 31, 2003.......  10,796    $(66)   $ 27,791
                                     ======    ====    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         DANIELSON HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Danielson Holding Corporation ("DHC") is a holding company whose subsidiaries consist principally of insurance operations in the western United States, primarily California, and American Commercial Lines LLC ("ACL"), an integrated marine transportation and service company. ACL provides barge transportation and ancillary services throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Ohio and Illinois Rivers and their tributaries and the Intracoastal canals that parallel the Gulf Coast. In addition, ACL provides barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River System serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. ACL, through its subsidiary Jeffboat LLC, also provides marine construction and repair services.

     DHC holds all of the voting stock of DHC Indemnity Company ("DIND"). DIND owns 100 % of the common stock of National American Insurance Company of California, DHC's principal operating insurance subsidiary, which owns 100% of the common stock of Valor Insurance Company, Incorporated ("Valor") (National American Insurance Company of California and its subsidiaries being collectively referred to as "NAICC").

     The operations of NAICC are in property and casualty insurance. NAICC writes non-standard private passenger and commercial automobile insurance in the western United States, primarily California. NAICC writes approximately 92% of its insurance in California. For the years ended December 2003, 2002 and 2001, 55%, 45% and 16%, respectively, of total direct written premiums were produced through two general agents of NAICC. In 2001, NAICC, which formerly wrote workers' compensation insurance, decided to exit the workers' compensation business in all states. In 2003, NAICC ceased writing new commercial automobile insurance and expects that by September 2004 it will have completely exited the commercial automobile insurance market.

     ACL, which was acquired on May 29, 2002, and certain of its subsidiaries, filed a petition on January 31, 2003 with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division to reorganize under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, while DHC continues to exercise significant influence over the operating and financial policies of ACL, it no longer maintains control of the activities of ACL. Accordingly, DHC no longer includes ACL and its subsidiaries as consolidated subsidiaries in DHC's financial statements. DHC's investments in these entities are presented using the equity method effective as of the beginning of the year ending December 31, 2003. DHC has direct ownership interest in two 50% owned subsidiaries of ACL. It owns 5.4% of the remaining 50% interest in Global Materials Services, LLC ("GMS") and the remaining 50% interest in Vessel Leasing, LLC ("Vessel Leasing"). These direct ownership interests are also reported using the equity method of accounting since DHC has the ability to exercise significant influence over the operating and financial policies of these companies. Under the equity method of accounting, DHC reports its share of ACL's, GMS's, and Vessel Leasing's ("Investees") income and loss for the period based on its ownership interest. DHC, GMS and Vessel Leasing are not guarantors of ACL's debt nor are they liable for any of ACL's liabilities. Accordingly, under the equity method of accounting, DHC does not recognize ACL's losses in excess of the investment in ACL.

     DHC's insurance subsidiaries are referenced to herein as "Insurance Services". ACL, GMS and Vessel Leasing are together referenced to herein as "Marine Services".

     In 2003, DHC changed the presentation of the parent company's accounts included in the consolidated statement of financial position from a classified to an unclassified basis. The change in classification is deemed to be more meaningful as DHC's Insurance Services' assets and liabilities have been consistently reported on an unclassified basis. Previously reported amounts have been reclassified to conform to the current classifications.

                         DANIELSON HOLDING CORPORATION

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements reflect the results of operations, cash flows and financial position of DHC and its majority-owned and controlled subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned or controlled are accounted for under the equity method.

  FISCAL YEAR

     In 2002, DHC conformed its previous calendar year-end reporting basis to ACL's fiscal year-end reporting basis. Effective with the fiscal year beginning December 28, 2002, DHC is again reporting on a calendar year-end basis to conform with DIND and its consolidated subsidiaries' who have been consolidated in the accompanying consolidated financial statements using its calendar year-end reporting period in all periods presented. The transition period activity included in the consolidated financial statements for 2003 is immaterial.

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

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include short-term investments with a maturity of less than three months when purchased. DHC, from time to time, has cash in banks in excess of federally insured limits. Cash and cash equivalents are stated at cost, which approximates fair value.

  INVESTMENTS

     Debt and equity securities can be classified in one of the three categories: trading, available-for-sale, or held-to-maturity. Securities that are classified as "trading" can be classified as bought and held principally to sell in the near term. Securities which are classified as "held-to-maturity" are securities which DHC has the ability and intent to hold until maturity. All other securities, which are not classified as either trading or held-to-maturity, are classified as "available-for-sale." DHC currently classifies all of its debt and equity securities as available-for-sale.

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

     Equity securities are stated at fair value, and any increase or decrease from cost is reported as accumulated other comprehensive income (loss) in stockholders' equity as unrealized gain or loss until realized.

     Any decline in the market value of any available-for-sale security or held-to-maturity security below cost which is deemed to be "other than temporary" is written down to fair value, resulting in losses that are included in realized investment gains and losses. A new cost basis is established for such security. Dividend

                         DANIELSON HOLDING CORPORATION
and interest income is recognized when earned. Investment gains or losses realized on the sale of securities are determined using the specific identification method.

  DEFERRED POLICY ACQUISITION COSTS

     Insurance Services' deferred policy acquisition costs, consisting principally of commissions and premium taxes paid at the time of issuance of the insurance policy, are deferred and amortized over the period during which the related insurance premiums are earned. Deferred policy acquisition costs are limited to the estimated future profit, based on the anticipated losses and loss adjustment expenses ("LAE") (based on historical experience), maintenance costs, policyholder dividends, and anticipated investment income. Deferred policy acquisition costs of $833 at December 2003 and $1,612 at December 2002 are included with other assets under Parent Company and Insurance Services. The amortization of deferred acquisition costs charged to operations in 2003, 2002 and 2001 was $6,610, $11,437 and $16,174, respectively.

  DEFERRED FINANCING COSTS

     DHC recorded $7,169 of deferred financing costs in connection with the note purchase agreement described in Note 2. These costs are being amortized over the expected period that the bridge financing will be outstanding. Amortization for 2003 was $1,024 and is included in interest expense on the consolidated statement of operations.

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

  REINSURANCE

     In the normal course of business, Insurance Services seeks to reduce the loss that may arise from catastrophes or other events which cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

     Insurance Services accounts for its reinsurance contracts which provide indemnification by reducing earned premiums for the amounts ceded to the reinsurer and establishing recoverable amounts for paid and unpaid losses and LAE ceded to the reinsurer. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk generally do not meet conditions for reinsurance accounting and are accounted for as deposits. For the fiscal years 2003 and 2002, Insurance Services had no reinsurance contracts which were accounted for as deposits.

  EARNED PREMIUMS

     Insurance Services' earned premium income is recognized ratably over the contract period of an insurance policy. A liability is established for unearned insurance premiums that represent the portion of premium received which is applicable to the remaining portion of the unexpired terms of the related policies.

                         DANIELSON HOLDING CORPORATION

Reinsurance premiums are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

     NAICC establishes an allowance for premium receivables and reinsurance recoverables through a charge to general and administrative expenses based on historical experience. After all collection efforts have been exhausted, NAICC reduces the allowance for balances that have been deemed uncollectible.

  STOCK-BASED COMPENSATION COSTS

     Stock-based compensation cost is measured using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations for directors and employees. The fair value based method of accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), is used to measure stock-based compensation for contractors.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148"), which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results and requires such disclosures in interim financial information. DHC continues to account for stock-based employee compensation under APB 25 for directors and employees, but has adopted the new disclosure requirements of SFAS 148.

     The following table illustrates the pro forma effect on net loss and loss per share as if the fair value recognition provisions of SFAS 123 had been applied to all stock-based compensation awards.

                                                         2003       2002       2001
                                                       --------   --------   --------
Net Loss as Reported.................................  $(69,225)  $(32,955)  $(14,334)
Pro forma Compensation Expense.......................      (970)    (2,274)      (636)
Less:
  Stock Option Expense Recorded......................       137        920         57
                                                       --------   --------   --------
Pro forma Net Loss...................................  $(70,058)  $(34,309)  $(14,913)
                                                       ========   ========   ========
Basic and Diluted Loss Per Share:
  As Reported........................................  $  (2.25)  $  (1.26)  $  (0.74)
  Pro forma..........................................     (2.28)     (1.31)     (0.76)

     Additional information related to DHC's stock option plan is detailed in
Note 15.

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

  PER SHARE DATA

     Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during the relevant period. Basic earnings per share are

                         DANIELSON HOLDING CORPORATION
calculated using only the average number of outstanding shares of Common Stock. Such average shares were 30,783,216, 26,258,499, and 19,465,104 for the years 2003, 2002 and 2001, respectively. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options and warrants, whether or not currently exercisable. Diluted earnings per share for all periods presented do not include average shares related to stock options and warrants because their effect is anti-dilutive.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  OTHER SIGNIFICANT ACCOUNTING POLICIES OF MARINE SERVICES

     The following are other significant accounting policies of the previously consolidated Marine Services subsidiaries.

  Accounts Receivable

     Accounts Receivable consist of the following as of December 27, 2002:

Accounts Receivable.........................................   $53,129
Allowance for Doubtful Accounts.............................    (2,346)
                                                               -------
                                                               $50,783
                                                               =======

     Allowances for doubtful accounts are based upon the expected collectibility of accounts.

  Materials and Supplies

     Materials and Supplies are carried at the lower of cost (average) or market and consist of the following as of December 27, 2002:

Raw Materials...............................................   $ 3,818
Work in Progress............................................    15,577
Parts and Supplies..........................................    15,379
                                                               -------
                                                               $34,774
                                                               =======

  Properties

     Properties are at cost and consist of the following as of December 27, 2002:

Land........................................................   $ 15,370
Buildings and Improvements..................................     45,777
Equipment...................................................    649,572
                                                               --------
                                                                710,719
Less Accumulated Depreciation...............................     56,526
                                                               --------
                                                               $654,193
                                                               ========

     Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and Improvements are depreciated from 15 to 45 years. Equipment is depreciated from 5 to 42 years. Leasehold improvements are amortized on a straight-line basis over the

                         DANIELSON HOLDING CORPORATION
estimated useful lives of the assets or over the term of the leases, whichever is shorter. Marine Services depreciation expense was $40,591 in 2002.

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

  Investment in UABL

     ACL accounts for its 50% ownership in UABL Limited and UABL Limited Terminals Ltd. (collectively, "UABL"), companies with operations in South America, by the equity method. Marine Services' share of UABL's losses included in other income, net on the consolidated statement of operations was $1,130 for 2002.

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

  Debt Discount Amortization

     On May 29, 2002, ACL issued new debt which was recorded at fair value. The difference between the principal amount of the notes and the fair value (discount) is being amortized using the effective interest method over the life of the notes. The amortization of the discount was $2,882 in 2002 and is included in interest expense on the consolidated statement of operations.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, otherwise it is effective July 1, 2003, the beginning of the first interim period after June 15, 2003. The provisions of this statement did not have an impact on DHC's financial statements in 2003.

     In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen, including deferral of certain provisions to 2004. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 was effective immediately for

                         DANIELSON HOLDING CORPORATION

VIEs created after January 31, 2003. The provisions of this statement did not have an impact on DHC's financial statements in 2003. DHC does not expect FIN 46 will have a significant impact on its financial statements in 2004.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. Additionally, under SFAS 146, if the benefit arrangement requires employees to render future service beyond a "minimum retention period," a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of SFAS 146, which was adopted in 2003, did not have an impact on DHC's financial statements in 2003.

NOTE 2.  COVANTA ACQUISITION AND FINANCING AGREEMENTS

     On December 2, 2003, DHC executed a definitive investment and purchase agreement to acquire the energy and water businesses of Covanta Energy Corporation ("Covanta") in connection with Covanta's emergence from Chapter 11 proceedings in bankruptcy. The primary components of the transaction are: (1) the purchase by DHC of 100% of the equity of Covanta in consideration for a cash purchase price of $30,000, and (2) agreement as to new revolving credit and letter of credit facilities for Covanta's domestic and international operations, provided by some of the existing Covanta lenders and a group of additional lenders organized by DHC. DHC amended this Agreement with Covanta as of February 23, 2004 to reduce the purchase price and release $175 from an escrow account so that DHC could acquire an equity interest in Covanta Lake, Inc., a wholly-owned indirect subsidiary of Covanta, in a transaction separate and distinct from the acquisition of Covanta out of bankruptcy.

     As required by the investment and purchase agreement, Covanta filed a new, alternative proposed plan of reorganization, a new, alternative proposed plan of liquidation for specified non-core businesses, and an accompanying draft disclosure statement, each reflecting the transactions contemplated under the investment and purchase agreement, with the Bankruptcy Court.

     Under the terms of the investment and purchase agreement, DHC will acquire 100% of Covanta's equity in consideration for $30,000 in cash. Other assets as of December 31, 2003 include deferred acquisition costs of $979 incurred primarily for legal and consulting fees directly related to the Covanta acquisition, net of a $3,000 reimbursement of such costs from Covanta in December 2003. As part of the investment and purchase agreement, DHC arranged for a new $118,000 replacement letter of credit facility for Covanta, secured by a second lien on Covanta's domestic assets. This financing is to be provided by SZ Investments, L.L.C., a DHC shareholder ("SZ Investments"), Third Avenue Trust, on behalf of Third Avenue Value Fund Series, a DHC shareholder ("Third Avenue") and D. E. Shaw Laminar Portfolios, L.L.C., a creditor of Covanta and a DHC shareholder ("Laminar"). In addition, in connection with a note purchase agreement described below, Laminar also will arrange for a $10,000 revolving loan facility for Covanta's international operations that DHC will acquire, secured by Covanta's international assets.

                         DANIELSON HOLDING CORPORATION

  FINANCING THE COVANTA ACQUISITION

     DHC obtained the financing necessary for the Covanta acquisition pursuant to a note purchase agreement dated December 2, 2003, from SZ Investments, Third Avenue and Laminar (collectively, the "Bridge Lenders"). Pursuant to the note purchase agreement, the Bridge Lenders have provided DHC with $40,000 of bridge financing in exchange for notes convertible into shares of Common Stock, par value $0.10 per share ("Common Stock") at a price of $1.53 per share. These notes have a scheduled maturity date of January 2, 2005 and an extended maturity date of July 15, 2005, and bear interest at a rate of 12% per annum through July 15, 2004 and 16% per annum thereafter. In the event of a default or the failure to pay a note on its maturity, the interest rate under the note increases by 2%. DHC used $30,000 of the proceeds from the notes to post an escrow deposit prior to the closing of the transactions contemplated by the investment and purchase agreement. Upon closing, it is intended that the deposit will be used as DHC's purchase price for Covanta's equity interests. DHC will use the remainder of the proceeds to pay unreimbursed transaction expenses and for general corporate purposes. In consideration for the $40,000 of bridge financing and the agreement by the Bridge Lenders to arrange or provide for the $118,000 second lien credit facility and for Laminar to arrange or provide for the $10,000 international revolving credit facility, DHC issued to the Bridge Lenders an aggregate of 5,120,853 shares of Common Stock. At the time that DHC entered into the note purchase agreement, agreed to issue the notes convertible into shares of Common Stock and issued the equity compensation to the Bridge Lenders, the closing price of Common Stock on the day prior to the announcement of the Covanta acquisition was $1.40 on the American Stock Exchange, which was below the $1.53 per share conversion price of the notes.

     DHC expects to refinance the notes pursuant to a rights offering. If DHC does not refinance all of the outstanding notes, the remainder of the notes would be convertible into shares of Common Stock, without action by the Bridge Lenders, at the rights offering price of $1.53 per share, subject to certain agreed upon limitations necessitated by DHC's NOL's.

     In addition, under the note purchase agreement, Laminar has agreed to convert an amount of notes to acquire up to an additional 8.75 million shares of the Common Stock at $1.53 per share based upon the levels of public participation in the rights offering. Further, DHC has agreed, in connection with the note purchase agreement, to sell up to an additional 3 million shares of Common Stock at $1.53 per share to certain creditors of Covanta based upon the levels of public participation in the rights offering and subject to change of ownership and other limitations.

     As part of DHC's negotiations with Laminar and their becoming a 5% shareholder, pursuant to a letter agreement dated December 2, 2003, Laminar has agreed to transfer restrictions on the shares of Common Stock that Laminar holds or will acquire. Further, in accordance with the transfer restrictions contained in Article Five of DHC's charter restricting the resale of Common Stock by 5% stockholders, DHC has agreed with Laminar to provide it with limited rights to resell the Common Stock that it holds. Finally, DHC has agreed with the Bridge Lenders to file a registration statement with the SEC to register the shares of Common Stock issued to them under the note purchase agreement not later than the earlier of June 30, 2004 and ten days after closing of the rights offering. Samuel Zell, Chairman of the Board of Directors and Chief Executive Officer of DHC, Philip G. Tinkler, Chief Financial Officer of DHC and William Pate, a director of DHC, are affiliated with SZ Investments. Martin Whitman and David Barse, directors of DHC, are affiliated with Third Avenue. The note purchase agreement and other transactions involving the Bridge Lenders were negotiated, reviewed and approved by a special committee of DHC's Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.

NOTE 3.  ACL ACQUISITION

     On May 29, 2002, DHC completed an acquisition (the "DHC Recapitalization") of American Commercial Lines Holdings LLC ("ACL Holdings"), the parent company of ACL. Holders of ACL

                         DANIELSON HOLDING CORPORATION

Holdings' preferred units, exchanged all of their preferred units, other than the preferred units held by the management unitholders, for $7,000 in cash from DHC. DHC contributed to ACL Holdings $58,493, principal amount of ACL's 10.25% senior notes due June 30, 2008 (the "Old Senior Notes"), plus the interest obligations thereon, if any, and $25,000 in cash in exchange for newly issued common units of ACL Holdings. All common units held by the common unitholders, other than the consenting common unitholders, were cancelled and extinguished. Members of ACL's management abandoned to ACL Holdings all preferred units of ACL Holdings held by them for no consideration and all those preferred units were deemed cancelled.

     The fair value of the consideration given by DHC includes the $7,000 in cash paid to preferred unitholders, cash of $25,000, the Old Senior Notes and accrued interest having an estimated fair value of $43,650 contributed to ACL Holdings and $6,606 in costs directly associated with the acquisition.

     On May 29, 2002, DHC also purchased a 50% equity interest in Vessel Leasing for $2,769 and a 5.4% equity interest in GMS for $1,290. Vessel Leasing leases barges to ACL's barge transportation operations and GMS owns and operates terminal and warehouse facilities.

     The acquired companies operating results are included in DHC's consolidated statement of operations from the date of the DHC Recapitalization, May 29, 2002. A condensed consolidated balance sheet disclosing the amounts assigned to assets and liabilities of the acquired companies at the date of the acquisition follows:

ASSETS:
  Current Assets............................................   $167,015
  Property -- Net...........................................    662,141
  Pension Assets............................................     21,392
  Other Assets..............................................     74,584
                                                               --------
          Total Assets......................................    925,132
                                                               ========
LIABILITIES:
  Current Liabilities.......................................    197,796
  Long-term Debt............................................    612,958
  Other Long-term Liabilities...............................     28,063
                                                               --------
          Total Liabilities.................................    838,817
                                                               --------
Net Cost of Acquisitions....................................   $ 86,315
                                                               ========

     Following are the pro forma unaudited results of operations for the years ended December 27, 2002 and December 31, 2001, assuming consummation of the acquisitions and recapitalization of ACL Holdings as of January 1, 2001:

                                                                2002       2001
                                                              --------   --------
Revenue.....................................................  $837,472   $886,229
Loss From Operations Before Cumulative Effect of Accounting
  Change....................................................  $(83,930)  $(25,652)
Per share of common stock -- Basic and Fully Diluted........  $  (2.73)  $  (0.84)
Net Loss....................................................  $(83,930)  $(24,257)
Per share of common stock -- Basic and Fully Diluted........  $  (2.73)  $  (0.80)

NOTE 4.  ACL CHAPTER 11 FILING

     During 2002 and 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth. Due to these factors, ACL's revenues and earnings

                         DANIELSON HOLDING CORPORATION
did not meet expectations and ACL's liquidity was significantly impaired. Debt covenant violations occurred and, as a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003 (the "Petition Date"), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code" or "Chapter 11") under case number 03-90305. Included in the filing are ACL, ACL's direct parent (American Commercial Lines Holdings LLC), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the "Debtors") under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court under case number 03-90305. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries.

     ACL and the other Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11, a plan of reorganization that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined; however, the Debtors have the exclusive right to file a plan of reorganization at any time on or before March 28, 2004. If the exclusive filing period were to expire, other parties, such as ACL creditors, would have the right to propose alternative plans of reorganization. During the pendency of these Chapter 11 cases, the Debtors have routinely requested extension of the exclusivity period. Such extensions have been granted with the support of the Debtors' creditors. The Debtors intend to file for an additional extension of the exclusivity period beyond the current March 28, 2004 date, as may be necessary.

     The Debtors' direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 of the Bankruptcy Code and are not debtors-in-possession. DHC, GMS and Vessel Leasing also did not file petitions under Chapter 11 of the Bankruptcy Code and are not debtors-in-possession.

     The Debtors have entered into a Revolving Credit and Guaranty Agreement ("DIP Credit Facility") that provides up to $75,000 of financing during ACL's Chapter 11 proceeding. As of December 26, 2003, participating bank commitments under the DIP Credit Facility total $75,000, consisting of a $50,000 term loan and a $25,000 revolving credit facility. Of this amount, the Debtors have fully drawn the $50,000 term loan, which was used to retire ACL's Pre-Petition Receivables Facility and which continues to be used to fund the Debtors' day-to-day cash needs. The Debtors have made no draws against the revolving credit facility. Total amounts drawn under the DIP Credit Facility are limited by a borrowing base (as defined in the DIP Credit Facility). The borrowing base limit was $56,000 as of December 26, 2003 and is updated weekly. The DIP Credit Facility is secured by the same and additional assets that collateralized ACL's Senior Credit Facilities and Pre-Petition Receivables Facility, and bears interest, at ACL's option, at London Inter Bank Offered Rates ("LIBOR or LIBOR Rates") plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the facility.

     The obligations of the Debtors under the DIP Credit Facility, by court order, have super-priority administrative claim status as provided under the Bankruptcy Code. Under the Bankruptcy Code, a super-priority claim is senior to secured and unsecured pre-petition claims and all administrative expenses incurred in the Chapter 11 case. In addition, with certain exceptions (including a carve-out for unpaid professional fees and disbursements), the DIP Credit Facility obligations are secured by (1) a first-priority lien on all unencumbered pre- and post-petition property of the Debtors, (2) a first-priority priming lien on all property of the Debtors that is encumbered by the existing liens securing the Debtors' pre-petition secured lenders and (3) a junior lien on all other property of the Debtors that is encumbered by the pre-petition liens.

                         DANIELSON HOLDING CORPORATION

     The DIP Credit Facility also contains certain restrictive covenants that, among other things, restrict the Debtors' ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, limit its capital expenditures to defined levels and restrict advances to certain subsidiaries.

     The DIP Credit Facility will terminate and the borrowings there under will be due and payable upon the earliest of (i) July 31, 2004 (with borrowings repayable on August 2, 2004), (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court, or (iii) the acceleration of the term loans or the revolving credit loans made by any of the banks who are a party to the DIP Credit Facility and the termination of the total commitment under the DIP Credit Facility pursuant to the DIP Credit Facility.

     As a result of the Chapter 11 filings, certain events of default under ACL's Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes have occurred, the effects of which are stayed pursuant to certain provisions of the Bankruptcy Code.

     Under Chapter 11, actions by creditors to collect claims in existence at the filing date are stayed or deferred absent specific Bankruptcy Court authorization to pay such pre-petition claims while the Debtors continue to manage their businesses as debtors-in-possession and act to develop a plan of reorganization for the purpose of emerging from these proceedings. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including but not limited to employee wages and certain employee benefits, certain critical vendor payments, certain insurance and claim obligations and certain tax obligations as a plan of reorganization is developed. A claims bar date of December 5, 2003 was established for all other pre-petition creditors to file a claim against the estate of the various debtors. The Debtors are currently in the process of reviewing the claims that were filed against the Debtors. The ultimate amount of claims allowed by the Court against the Debtors could be significantly different than the amount of the liabilities recorded by the Debtors.

     The amount of the claims to be filed against the Debtors by their creditors could be significantly different than the amount of the liabilities recorded by the Debtors. The Debtors also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Under these Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and ACL's equity investor may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possible substantially less) than 100% of their face value, and the membership interests of ACL's equity investor being diluted or cancelled. The Debtors have not yet proposed a plan of reorganization. The Debtors' pre-petition creditors and ACL's equity investor will each have a vote in the plan of reorganization.

     The Chapter 11 process presents inherent material uncertainty; it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Debtors will continue to operate in their present organizational structure, or the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors and equity holder. The ultimate recovery, if any, by creditors and DHC will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. While it cannot be presently determined, DHC believes it will receive little or no value with respect to its equity interest in ACL Holdings or ACL. Accordingly, DHC wrote off its remaining investment in ACL at the end of the first quarter of 2003 as an other than temporary asset impairment (see Note 20).

                         DANIELSON HOLDING CORPORATION

NOTE 5.  DEBT

     DHC's debt as of December 31, 2003 consists of $40,000 in bridge financing relating to the acquisition of Covanta. Pursuant to the note purchase agreement, the Bridge Lenders provided DHC with bridge financing in exchange for notes convertible under certain circumstances into shares of Common Stock at a price of $1.53 per share. These notes have a scheduled maturity date of January 2, 2005 and an extended maturity date of July 15, 2005, and bear interest at a rate of 12% per annum through July 15, 2004 and 16% per annum thereafter. In the event of a default or the failure to pay a convertible note on its maturity, the interest rate under the convertible note increases by 2%.

     Under the note purchase agreement, Laminar has agreed to convert an amount of convertible notes to acquire up to an additional 8.75 million shares of DHC common stock at $1.53 per share based upon the levels of public participation in a planned rights offering. DHC expects to repay the other notes through the rights offering. If DHC does not refinance all of the other outstanding notes, the remainder of the notes would be convertible, without action on the part of the Bridge Lenders, into shares of Common Stock at the rights offering price of $1.53 per share, subject to agreed upon limitations necessitated by DHC's NOLs.

     In the event, that the issuance of shares of Common Stock under the convertible notes trigger certain ownership change limitations, as defined by the Internal Revenue Code of 1986, the terms of the convertible notes may be modified. In the event of a non-ownership change rollover event (as defined in the agreement), the notes will bear interest at 18% per annum, compounded quarterly on the last day of each calendar quarter. In the event of an ownership change rollover event (as defined in the agreement), amounts in excess $8.0 million shall be subject to the non-ownership change rollover terms, unless prepaid in full in cash. In the first year in which convertible notes are outstanding under the ownership change rollover terms, interest will be 12% per annum. Thereafter, interest on the notes will be 14.5% per annum, calculated quarterly and payable in arrears on the last day of each calendar quarter.

     The note purchase agreement restricts DHC's ability to, among other covenants and restrictions: purchase or sell any material amount of assets, enter into a merger transaction, liquidate or dissolve; incur any debt for borrowed money in an aggregate principal amount in excess of $250, or incur liens on DHC property; and enter into any material transactions with affiliates.

     Marine Services' debt as of December 27, 2002 was as follows:

ACL:
  Revolving Credit Facility.................................   $41,000
  Tranche A Term Loan.......................................    43,119
  Tranche B Term Loan.......................................   124,141
  Tranche C Term Loan.......................................   146,069
  New Senior Notes..........................................   128,491
  Senior Subordinated Notes (PIK Notes).....................    68,797
  Old Senior Notes..........................................     4,946
  Other Notes...............................................       317
Vessel Leasing:
  Bonds guaranteed by the Maritime Administration...........    37,740
GMS:
  Revolving Credit Facility.................................     2,873
  GMS Bank Note.............................................    33,652
  Illinois Development Finance Authority....................     5,325
  Other Notes...............................................       794

                         DANIELSON HOLDING CORPORATION

GMSV:
  IFC Note..................................................     2,850
  Other Notes...............................................     1,005
                                                               -------
                                                               641,119
Less short-term debt........................................    43,873
Less, current portion long-term debt........................   588,778
                                                               -------
Long-term debt..............................................   $ 8,468
                                                               =======

     As part of the DHC Recapitalization, ACL's debt was restructured. ACL's existing credit facility was amended and restated as of April 11, 2002 (the amended and restated credit facilities are hereafter referred to as the "Senior Credit Facilities") to, among other things, modify financial and restrictive covenants thereunder, prepay $25,000 of term loans thereunder from the $25,000 in cash contributed by DHC and convert $50,000 of revolving credit loans thereunder into a new tranche of term loans having an interest rate and other terms substantially similar to the revolving credit loans under ACL's old senior credit facility.

     ACL also completed an exchange offer (the "Exchange Offer") for Old Senior Notes, pursuant to which $284,500 or approximately 96.4%, of the principal amount of the Old Senior Notes were tendered, with the $58,493 principal amount of the Old Senior Notes contributed by DHC to ACL Holdings being deemed tendered in the Exchange Offer. Holders of Old Senior Notes, who tendered their Old Senior Notes pursuant to the Exchange Offer, received approximately $134,700 aggregate principal amount of new 11.25% senior notes ("New Senior Notes") and approximately $112,900 aggregate principal amount of new 12% pay-in-kind senior subordinated notes ("PIK Notes"). Following the consummation of the Exchange Offer, a holder of $4,000 aggregate principal amount of the Old Senior Notes exchanged such notes and accrued interest for approximately $2,400 of New Senior Notes and approximately $2,000 of PIK notes as permitted by the indentures governing the notes, following which $6,500 of the Old Senior Notes remained outstanding.

     ACL's debt was adjusted to fair value as of the date of the DHC Recapitalization. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method.

     ACL's revolving credit facility (the "Revolving Credit Facility"), which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $50,000, matures June 30, 2005, but each loan must be repaid within one year. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus a margin based on ACL's performance. The interest rate as of December 27, 2002 ranged from 5.8125% to 6.0625%.

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

     In connection with the Exchange Offer, ACL completed a consent solicitation of the holders of the Old Senior Notes, which resulted in the elimination or amendment of substantially all the restrictive covenants contained in the indenture governing the Old Senior Notes, the subordination of the subsidiary guarantees of

                         DANIELSON HOLDING CORPORATION
the Old Senior Notes to the subsidiary guarantees of the Senior Credit Facilities, the New Senior Notes and the PIK Notes and the waiver of any and all defaults under the indenture governing the Old Senior Notes through the effective date of the Exchange Offer, May 29, 2002.

     The Senior Credit Facilities and the indentures governing the New Senior Notes and the PIK Notes (the "Indentures") contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios. Compliance with financial ratios is measured at the end of each quarter. The Indentures also contain certain cross default provisions. ACL's ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business. The Senior Credit Facilities also contain mandatory prepayments of the Term Loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as excess cash flow, as defined in the Senior Credit Facilities.

     In late 2002, ACL obtained an amendment (the "Amendment") of certain covenants under the Senior Credit Facilities, relating to third quarter and fourth quarter 2002 covenants and a waiver of any past violations thereof. Absent the Amendment, ACL would not have been in compliance with the leverage or interest coverage ratios contained in its Senior Credit Facilities as of December 27, 2002. At the end of the first quarter of 2003, the covenant ratios revert to levels in effect before the Amendment. Although management had been working on operating and financial plans to comply with its debt covenants in 2003 and thereafter, ACL was unable to complete an out-of-court restructuring and management believed it was probable that ACL would not be in compliance with the Senior Credit Facilities covenants at the end of the first quarter 2003, absent another amendment to the Senior Credit Facilities. Accordingly, all of ACL's long-term debt was classified as current debt as of December 27, 2002.

     As of December 27, 2002, there were $37,740 outstanding in bonds (the "MARAD Bonds") issued by Vessel Leasing, which bear interest at fixed rates of 5.65% and 6.14% (Tranche 1 and 2) and LIBOR plus .4% (Tranche 3). All three tranches mature in 2016. The MARAD Bonds are guaranteed by the U.S. Maritime Administration. Neither DHC nor ACL guarantees payment of the MARAD Bonds.

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

     As of December 27, 2002, GMSV had $2,850 in loans outstanding from the International Finance Corporation which bear interest at LIBOR plus a margin of 4.75% and mature May 2007. ACL currently guarantees the outstanding loan amounts. (GMSV is a group of companies in which DHC has a 57% ownership through its ownership of ACL and GMS.)

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

                         DANIELSON HOLDING CORPORATION

     NAICC has reinsurance under both excess of loss and quota share treaties. NAICC cedes reinsurance on an excess of loss basis for workers' compensation risks in excess of $500 prior to April 2000 and $200 thereafter. Beginning in May 2001, NAICC retained 50% of the loss between $200 and $500. For risks other than workers' compensation, NAICC cedes reinsurance on an excess of loss basis risks in excess of $250. Since January 1, 1999 the private passenger automobile quota share ceded percentage was 10% and effective January 1, 2002 the quota share treaty was terminated. The effect of reinsurance on written premiums and earned premiums reflected in DHC's consolidated financial statements is as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Direct written premium..................................  $32,733   $56,462   $88,716
Ceded written premium...................................   (2,325)   (3,807)   (8,361)
                                                          -------   -------   -------
Net written premium.....................................  $30,408   $52,655   $80,355
                                                          =======   =======   =======
Direct earned premium...................................  $38,805   $66,958   $90,767
Ceded earned premium....................................   (2,954)   (4,794)   (8,913)
                                                          -------   -------   -------
Net earned premium......................................  $35,851   $62,164   $81,854
                                                          =======   =======   =======

     The effect of ceded reinsurance on loss and LAE incurred was a decrease of $2,982, $10,401 and $1,801 for the years ended December 2003, 2002 and 2001, respectively.

     As of the year ended December 2003, General Reinsurance Corporation ("GenRe") was the only reinsurer that comprised more than 10 percent of NAICC's reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. As of December 31, 2003, NAICC had reinsurance recoverable on paid and unpaid balances of $13,100 from GenRe. As of the year ended December 2002, GenRe and Mitsui Sumitomo Insurance Company Ltd. (Mitsui") were the only reinsurers that comprised more than 10 percent of NAICC's reinsurance recoverable on paid and unpaid claims of $13,000 and $2,700, respectively. Both GenRe and Mitsui have an A.M. Best rating of A+ or better.

NOTE 7.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     The following table summarizes the activity in Insurance Services' liability for unpaid losses and LAE during the three most recent years:

                                                         2003       2002       2001
                                                       --------   --------   --------
Net unpaid losses and LAE at beginning of year.......  $ 79,192   $ 88,012   $ 79,389
Incurred, net, related to:
  Current year.......................................    23,199     49,474     68,848
  Prior years........................................    13,485     10,407      7,646
                                                       --------   --------   --------
Total net incurred...................................    36,684     59,881     76,494
Paid, net, related to:
  Current year.......................................   (10,133)   (22,871)   (28,632)
  Prior years........................................   (40,601)   (45,830)   (39,239)
                                                       --------   --------   --------
Total net paid.......................................   (50,734)   (68,701)   (67,871)
                                                       --------   --------   --------
Net unpaid losses and LAE at end of year.............    65,142     79,192     88,012
Plus: Reinsurance recoverable on unpaid losses.......    18,238     22,057     17,733
                                                       --------   --------   --------
Gross unpaid losses and LAE at end of year...........  $ 83,380   $101,249   $105,745
                                                       ========   ========   ========

                         DANIELSON HOLDING CORPORATION

     The net losses and LAE incurred during 2003 related to prior years is attributable to recognition of unfavorable development in: commercial auto of $5,500 for accident years 2000 through 2002, workers' compensation of $5,500 of which $3,900 was attributable to Valor, and property and casualty of $1,500, most of which stems from unallocated LAE reserves. The net losses and LAE incurred during 2002 related to prior years is attributable to adverse development on both the California workers' compensation line totaling $3,500, certain private passenger automobile programs totaling $4,700 and commercial automobile totaling $2,000. The losses and LAE incurred during 2001 related to prior years is attributable to adverse development on both the California workers' compensation line totaling $4,400 and certain private passenger automobile programs, primarily outside of California, totaling $1,700. All of the workers' compensation lines and the private passenger automobile programs that caused higher than expected losses were placed in run-off during 2001.

     Insurance Services has claims for environmental cleanup against policies issued prior to 1985 and which are currently in run-off. The principal exposure from these claims arises from direct excess and primary policies of businesses in run-off, the obligations of which were assumed by Insurance Services. These direct excess and primary claims are relatively few in number and have policy limits of between $50 and $1,000, with reinsurance generally above $50. Insurance Services also has environmental claims primarily associated with participations in excess of loss reinsurance contracts assumed by Insurance Services. These reinsurance contracts have relatively low limits, generally less than $25, and estimates of unpaid losses are based on information provided by the primary insurance company.

     The unpaid losses and LAE related to environmental cleanup is established considering facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Estimates for unknown claims and development of reported claims are included in Insurance Services' unpaid losses and LAE. The liability for the development of reported claims is based on estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that Insurance Services' exposure could be materially in excess of amounts which are currently recorded. Management does not expect that liabilities associated with these types of claims will result in a material adverse effect on the future liquidity or financial position of Insurance Services. However, claims such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed or even materially exceed such estimates. As of the years ended December 2003 and 2002, Insurance Services' net unpaid losses and LAE relating to environmental claims were approximately $8,319 and $7,344, respectively.

NOTE 8.  REGULATION, DIVIDEND RESTRICTIONS AND STATUTORY SURPLUS

     DHC's insurance subsidiaries are regulated by various states. For regulatory purposes, separate financial statements which are prepared in accordance with statutory accounting principles are filed with these states. Insurance Services prepares it's statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance (the "CDI"). Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed (see below for discussion of Insurance Services' permitted practice). The Association has adopted a comprehensive set of accounting principles for qualification as an Other Comprehensive Basis of Accounting which was effective in 2001. Insurance Services has determined that application of these comprehensive accounting principles did not have a material impact on its financial condition upon adoption. As of the years ended December 2003 and 2002, DHC's operating insurance subsidiaries had statutory capital and surplus of $16,011 and $19,473, respectively. The combined statutory net loss for DHC's operating insurance subsidiaries, as reported to the regulatory authorities for the years ended December 2003, 2002 and 2001, was $10,135, $22,500 and $8,800, respectively.

                         DANIELSON HOLDING CORPORATION

     The CDI completed its examination of the statutory-basis financial statements of NAICC, excluding Valor, for the four years ended December 2002. The report was filed January 9, 2004. No restatement of NAICC's December 31, 2002 statutory financial statements was proposed by CDI as a result of the examination. The CDI did, however, note an increase in statutory unpaid loss and LAE by $4.1 million and a corresponding adjustment to surplus. The adjustment issued by the Department was in response to NAICC's recognition of prior years development in its June 30, 2003 quarterly filing.

     A model for determining the risk-based capital ("RBC") requirements for property and casualty insurance companies was adopted in December 1993 and companies are required to report their RBC ratios based on their statutory annual statements. As discussed in Note 4, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, for statutory accounting purposes, it was determined that NAICC's investment in ACL was fully impaired. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7,400. This charge, when combined with NAICC's underwriting results, reduced its statutory surplus level below the Company action level per NAICC's RBC calculation.

     In response to the above statutory condition, in 2003, DHC repaid a $4,000 note due May 2004 to NAICC, and further contributed $4,000 to NAICC to increase its statutory capital. With permission from the CDI, these transactions were recorded at December 31, 2002 in NAICC's statutory-basis annual statement. After consideration for the $8,000 noted above, NAICC's reported statutory-basis capital and surplus as of December 31, 2002 was above the Company action level of the RBC calculation. On December 30, 2003, DHC contributed $2,000 to NAICC to increase its statutory capital.

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

     Under the California Insurance Code, NAICC is prohibited from paying shareholder dividends, other than from accumulated earned surplus, exceeding the greater of net income or ten percent of the preceding year's statutory surplus, without prior approval of the CDI. No dividends were paid in 2003, 2002 or 2001. The overall limit of dividends that can be paid during 2004 is approximately $1,600 as long as there is sufficient accumulated earned surplus to pay such. As of the year ended December 2003, NAICC did not have sufficient accumulated earned surplus, as defined by the CDI, to pay further ordinary dividends.

NOTE 9.  ACCOUNTS RECEIVABLE SECURITIZATION

     At December 27, 2002 ACL had $39,300 outstanding under its pre-petition accounts receivable securitization facility agreement and had $27,590 of net residual interest in the securitized receivables which is included in Accounts Receivable on the consolidated statement of financial position. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In 2002, ACL received gross proceeds of $20,300 from the sale of receivables and made gross payments of $23,600 under this agreement. As described in Note 4, ACL's Pre-Petition Receivables Facility was retired with proceeds from ACL's DIP Credit Facility.

                         DANIELSON HOLDING CORPORATION

NOTE 10.  INVESTMENTS

     The cost or amortized cost, unrealized gains, unrealized losses and fair value of DHC's investments as of the year ended December 2003 and 2002, categorized by type of security, were as follows:

                                                                  2003
                                              ---------------------------------------------
                                               COST OR
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                COST         GAIN         LOSS       VALUE
                                              ---------   ----------   ----------   -------
Fixed Maturities -- Parent Company..........   $   453      $   35        $ --      $   488
Fixed Maturities -- Insurance Services:
  U.S. government/Agency....................    22,887         391          70       23,208
  Mortgage-backed...........................    15,598          81         231       15,448
  Corporate.................................    30,902         716         106       31,512
                                               -------      ------        ----      -------
Total Fixed Maturities -- Insurance
  Services..................................    69,387       1,188         407       70,168
Equity Securities -- Insurance Services.....       367          34          --          401
                                               -------      ------        ----      -------
Total Available-for-sale....................   $70,207      $1,257        $407      $71,057
                                               =======      ======        ====      =======

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
                                               =======      ======       ======     =======

     The following table sets forth a summary of NAICC's temporarily impaired investments at December 31, 2003:

                                                               FAIR     UNREALIZED
DESCRIPTION OF INVESTMENTS                                     VALUE      LOSSES
--------------------------                                    -------   ----------
U.S. Treasury and other direct U.S. Government
  obligations...............................................  $ 5,418      $ 70
Federal agency MBS..........................................   12,111       231
Corporate Bonds.............................................    6,143       106
                                                              -------      ----
Total temporarily impaired investments......................  $23,672      $407
                                                              =======      ====

     All of the fixed maturity investments noted above were acquired in 2003 and are investment grade securities rated A or better. The number of U.S. Treasury obligations, Federal agency mortgage backed securities, and corporate bonds temporarily impaired are 3, 10, and 4, respectively. No security has a fair value less than 3% below its amortized cost.

     Fixed maturities of DHC include mortgage-backed securities ("MBS") representing 21.9% and 31.7% of the total fixed maturities at years ended December 2003 and 2002, respectively. All MBS held by DHC are issued by the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), both of which are rated "AAA" by Moody's Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate

                         DANIELSON HOLDING CORPORATION
environment than to market value increases in a declining interest rate environment. This is primarily because of payors' increased incentive and ability to prepay principal and issuers' increased incentive to call bonds in a declining interest rate environment. Management does not believe that the inherent prepayment risk in its portfolio is significant. However, management believes that the potential impact of the interest rate risk on DHC's consolidated financial statements could be significant because of the greater sensitivity of the MBS portfolio to market value declines and the classification of the entire portfolio as available-for-sale. DHC has no MBS concentrations in any geographic region.

     The expected maturities of fixed maturity securities, by amortized cost and fair value, as of the year ended December 2003, are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or prepay their obligations with or without call or prepayment penalties. Expected maturities of MBS are estimated based upon the remaining principal balance, the projected cash flows and the anticipated prepayment rates of each security:

                                                              AMORTIZED    FAIR
                                                                COST       VALUE
                                                              ---------   -------
Available-for-sale:
  One year or less..........................................   $15,202    $15,363
  Over one year to five years...............................    39,021     39,742
  Over five years to ten years..............................    15,215     15,147
  More than ten years.......................................       402        404
                                                               -------    -------
          Total Fixed Maturities............................   $69,840    $70,656
                                                               =======    =======

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

     The following reflects the change in net unrealized (loss) gain on available-for-sale securities included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity:

                                                         2003       2002       2001
                                                       --------   --------   --------
Fixed Maturities, Net................................  $ (4,284)  $   (907)  $  6,461
Equity Securities, Net...............................     1,407     (1,082)       319
                                                       --------   --------   --------
Change in Net Unrealized (Loss) Gain on
  Investments........................................  $ (2,877)  $ (1,989)  $  6,780
                                                       ========   ========   ========

     The components of net unrealized (loss) gain on available-for-sale securities for the years ended December 31, 2003, 2002, and 2001 consist of the following:

                                                         2003       2002       2001
                                                       --------   --------   --------
Net Unrealized Holding (Losses) Gains on Available
  for Sale Securities Arising During the Period......  $   (797)  $ (1,445)  $  8,338
Reclassification Adjustment for Net Realized Gains on
  Available for Sale Securities Included in Net
  Loss...............................................    (2,080)      (544)    (1,558)
                                                       --------   --------   --------
Net Unrealized (Loss) Gain on Available for Sale
  Securities.........................................  $ (2,877)  $ (1,989)  $  6,780
                                                       --------   --------   --------

                         DANIELSON HOLDING CORPORATION

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

          a. the significance of the decline in fair value compared to the cost basis,

          b. the time period during which there has been a significant decline in fair value,

          c. whether the unrealized loss is credit-driven or a result of changes in market interest rates,

          d. a fundamental analysis of the business prospects and financial condition of the issuer, and

          e. DHC's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

     Based upon these factors, securities that have indications of potential impairment are subject to further review. In the third quarter of 2002, DHC determined that two equity securities had declines in fair value that were "other than temporary" and DHC, accordingly, recorded a realized loss of $2,655. These securities were subsequently sold in the fourth quarter of 2002. At year end 2002, DHC determined that one equity security had a decline in fair value that was "other than temporary" and, accordingly, recorded a realized loss of $967. The net unrealized loss of DHC's equity securities was $1,373 at the end of December 2002.

     During 2003, three equity securities had declines in fair value that were "other than temporary" and, accordingly, DHC recorded a realized loss of $1,890. All of these securities were sold by December 31, 2003.

     Net realized investment gains (losses) for the years ended December were as follows:

                                                              2003     2002     2001
                                                             ------   ------   ------
Parent Company
  Fixed Maturities.........................................  $1,090   $8,740   $  281
  Equity Securities........................................      --      100       --
                                                             ------   ------   ------
     Net Realized Investment Gains.........................  $1,090   $8,840   $  281
                                                             ======   ======   ======
Insurance Services
  Fixed Maturities.........................................  $  952   $6,087   $   65
  Equity Services..........................................      38   (5,080)   1,212
                                                             ------   ------   ------
     Net Realized Investment Gains.........................  $  990   $1,007   $1,277
                                                             ======   ======   ======

     Gross realized gains relating to fixed maturities were $968, $14,848 and $370 for the years ended December 2003, 2002 and 2001, respectively. Gross realized losses relating to fixed maturities were $16, $21 and $24 for the years ended December 2003, 2002 and 2001, respectively. Gross realized gains relating to equity securities were $2,043, $100 and $2,427 for the years ended December 2003, 2002 and 2001, respectively. Gross realized losses relating to equity securities were $2,005, $5,080 and $1,215 for the years

                         DANIELSON HOLDING CORPORATION
ended December 2003, 2002 and 2001, respectively. Net investment income for the years ended December 2003, 2002 and 2001 was:

                                                              2003     2002     2001
                                                             ------   ------   ------
Parent Company
  Fixed Maturities.........................................  $  302   $  594   $1,608
  Short-Term Investments...................................      42       46      109
                                                             ------   ------   ------
     Net Investment Income -- Parent Company...............  $  344   $  640   $1,717
                                                             ======   ======   ======
Insurance Services
  Fixed Maturities.........................................  $3,951   $5,467   $7,116
  Short-Term Investments...................................     146      134      193
  Dividend Income..........................................      32       42      154
  Other, Net...............................................      44       95      254
                                                             ------   ------   ------
     Total Investment Income...............................   4,173    5,738    7,717
       Less: Investment Expense............................     174      135      137
                                                             ------   ------   ------
     Net Investment Income -- Insurance Services...........  $3,999   $5,603   $7,580
                                                             ======   ======   ======

     At December 31, 2001, DHC held $58,493 face amount of ACL Senior Notes 10.25%, due June 30, 2008, at a cost of $30,026 and a fair value of $31,952, representing 42.9% of stockholders' equity. These notes were contributed to ACL Holdings in 2002 in connection with the acquisition discussed in Note 3. There were no other investments with a carrying value greater than ten percent of stockholders' equity as of years ended December 2003, 2002 or 2001.

     In compliance with state insurance laws and regulations, securities with a fair value of approximately $43,400, $45,000 and $45,000 as of the years ended December 2003, 2002 and 2001, respectively, were on deposit with various states or governmental regulatory authorities. In addition, as of the years ended December 2003, 2002 and 2001, investments with a fair value of $7,200, $6,400 and $6,600, respectively, were held in trust or as collateral under the terms of certain reinsurance treaties and letters of credit. NAICC has letters of credit outstanding of $2,800 as of December 31, 2003.

NOTE 11.  REDUCTION OF INSURANCE OPERATIONS

     Insurance Services' objective is to underwrite business that is expected to yield an underwriting profit. Insurance Services has made a determination that certain lines of insurance may not be sustainable in the current rate environment. Competitive and regulatory pressures have resulted in a general market for premium rates in these lines that is well below a level necessary in order to achieve a profit, especially in light of increasingly unfavorable loss history. Rather than continue to sustain losses, Insurance Services has exited the workers' compensation line in all states, and the non-standard private passenger automobile program written outside of California in 2001 and began exiting the commercial automobile line in all states in 2003. The last new commercial automobile policy was issued in July 2003 and the last commercial auto policy renewed was September 2003. The last workers compensation policy outside Montana was issued in July 2001 and the last Montana workers compensation policy was issued in January 2002. Costs incurred in 2003 and 2001 associated with this process totaled approximately $224 and $1,250, respectively, and are included in general and administrative expenses. The remaining line of business written by Insurance Services is non-standard private passenger automobile in the State of California.

                         DANIELSON HOLDING CORPORATION

NOTE 12.  STOCKHOLDERS' EQUITY

     During the second quarter of 2002, DHC consummated a rights offering to provide funds for the acquisition of ACL and related entities. 8,705,219 shares of Common Stock were issued at $5 per share pursuant to the rights offering in exchange for $42,228 in net proceeds, net of expenses. Expenses included a $1,000 backstop fee paid to SZ Investments. In addition, 2,002,558 shares were issued pursuant to warrants exercised that were previously held by SZ Investments in connection with the rights offering for proceeds of $9,500 and 264,582 shares were issued pursuant to the exercise of options for proceeds of $1,087.

     In connection with the ACL acquisition, 339,040 shares of restricted Common Stock were issued to ACL management. These restricted shares have been valued at fair value at the date of issuance and vest one third annually over a three year period. The full value of these shares is recorded as paid in capital with an offset to unearned compensation in stockholders' equity. As employees render service over the vesting period, compensation expense is recorded and unearned compensation is reduced. During 2003, 155,506 unvested restricted shares were cancelled due to employee terminations. The remaining unearned compensation related to these cancelled shares was reduced with the offset recorded as a reduction to additional paid-in capital.

     On December 2, 2003, DHC issued 5,120,853 shares of Common Stock to three existing shareholders in exchange for providing the bridge financing necessary for the acquisition of Covanta. See Note 2 for additional information on the acquisition and bridge financing agreements.

     As of December 31, 2003, there were 35,793,440 shares of Common Stock issued of which 35,782,644 were outstanding; the remaining 10,796 shares of Common Stock issued but not outstanding are held as treasury stock. In connection with efforts to preserve DHC's NOLs, DHC has imposed restrictions on the ability of holders of five percent or more of Common Stock to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock.

     The following represents shares of Common Stock reserved for future issuance as of December 31, 2003:

2004 rights offering (Note 2)...............................  26,836,983(A)
Required conversion of Laminar debt (Note 2)................   8,750,000(A)
Stock purchase rights of certain creditors of Covanta (Note
  2)........................................................   3,000,000(A)
Stock options exercisable in 2004 (Note 15).................   1,993,291
                                                              ----------
                                                              40,580,274
                                                              ==========

Also, as of December 31, 2003, there were 10,000,000 shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by the Board of Directors. The Board of Directors is authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance, with prior approval of the stockholders required for any series of preferred stock issued to any holder of 1% or more of the outstanding Common Stock.

     A substantial portion of DHC's net assets are restricted. Various state insurance requirements restrict the amounts that may be transferred to DHC in the form of dividends or loans from its Insurance Services

---------------

(A) The number of shares is based on the maximum number of shares which could be issued assuming 100% shareholder participation in the rights offering. The number of shares for the required conversion of Laminar debt and the stock purchase rights of certain creditors of Covanta are subject to the level of public participation in the rights offering (as defined in the agreements), as well as other limitations regarding the Covanta creditors' stock purchase rights.

                         DANIELSON HOLDING CORPORATION
subsidiaries without prior regulatory approval. Various debt covenants and regulatory requirements also restrict the amounts that may be transferred to DHC in the form of cash dividends or loans from its Marine Services subsidiaries. DHC's investment in the net assets of its Insurance Services subsidiaries and its Marine Services subsidiaries, GMS and Vessel Leasing, amount to approximately $17,300 and $4,400 at December 31, 2003, respectively.

NOTE 13.  INCOME TAXES

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

     This was to ensure that DHC's NOLs would remain available to offset any post-restructuring taxable income of the trusts, thereby maximizing the amounts available for distribution to trust claimants. The Insurance Commissioner of the State of California and the Director of the Division of Insurance of the State of Missouri, as the trustees, have sole management authority over the trusts. Neither DHC nor any of its subsidiaries has any power to control or otherwise influence the management of the trusts nor do they have any rights with respect to the selection or replacement of the trustees. At the present time, it is not anticipated that any of the Mission Insurance Subsidiaries will receive any distribution with regard to their residual interests in the existing trusts. Since DHC does not have a controlling financial interest in these trusts, they are not consolidated with DHC for financial statement purposes.

     As of the close of 2003, DHC had consolidated NOLs of $651,872 for Federal income tax purposes. The NOLs will expire in various amounts, if not used, between 2004 and 2023. The Internal Revenue Service has not audited any of DHC's tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported.

     SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Pursuant to SFAS 109, DHC makes periodic determinations of whether it is "more likely than not" that all or a portion of the DHC's deferred tax assets will be realized. In making these determinations, DHC considers all of the relevant factors, both positive and negative, which may impact upon its future taxable income including the size and operating results of its subsidiaries, the competitive environment in which these subsidiaries operate and the impact of the grantor trusts. Exclusive of the trusts' activities, DHC has generated cumulative taxable losses on a historical basis. Over the past several years, DHC's subsidiaries and holding company operations have been generating combined losses exclusive of net investment income, net realized gains and the trusts' activities.

     Therefore, due to the absence of a reliable taxable income stream, DHC has recorded a valuation allowance for the amount by which its deferred tax assets exceed its deferred tax liabilities and, as a result, DHC has not recorded any liability or asset for deferred taxes.

                         DANIELSON HOLDING CORPORATION

     DHC's NOLs will expire, if not used, in the following amounts in the following years:

                                                                AMOUNT OF
                                                               CARRYFORWARD
                                                                 EXPIRING
                                                               ------------
2004........................................................     $ 69,947
2005........................................................      106,225
2006........................................................       92,355
2007........................................................       89,790
2008........................................................       31,688
2009........................................................       39,689
2010........................................................       23,600
2011........................................................       19,755
2012........................................................       38,255
2019........................................................       33,635
2022........................................................       26,931
2023........................................................       80,002
                                                                 --------
                                                                 $651,872
                                                                 ========

     DHC's ability to utilize its NOLs would be substantially reduced if DHC were to undergo an "ownership change" within the meaning of Section 382(g)(1) of the Internal Revenue Code. DHC will be treated as having had an "ownership change" if there is more than a 50% increase in stock ownership during a three year "testing period" by "5% stockholders". In an effort to reduce the risk of an ownership change, DHC has imposed restrictions on the ability of holders of five percent or more of its Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock. The transfer restrictions were implemented in 1990, and DHC expects that they will remain in force as long as the NOLs are available to DHC. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by DHC of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Internal Revenue Code.

     DHC's provision for income taxes in the consolidated statement of operations consists of certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the trusts referred to above, and reflect preparation on a separate company basis.

     The following reflects a reconciliation of income tax expense computed by applying the applicable Federal income tax rate of 34% to loss before provision for income taxes for the years ended December 2003, 2002 and 2001, as compared to the provision for income taxes:

                                                          2003       2002      2001
                                                        --------   --------   -------
Computed "Expected" Tax Benefit.......................  $(23,530)  $(11,087)  $(4,849)
Change in Valuation Allowance.........................    (1,976)   (49,105)  (50,760)
Grantor Trust Income..................................     8,500     20,188    17,362
Expiring NOL..........................................    20,689     39,690    39,038
State and Other Tax Expense...........................        18        346        73
Other, Net............................................    (3,683)       314      (791)
                                                        --------   --------   -------
     Total Income Tax Expense.........................  $     18   $    346   $    73
                                                        ========   ========   =======

                         DANIELSON HOLDING CORPORATION

     The tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of the years ended December 2003 and 2002, respectively, are presented as follows:

                                                                2003        2002
                                                              ---------   ---------
Deferred Tax Assets:
  Loss Reserve Discounting..................................  $   3,476   $   3,556
  Unearned Premiums.........................................        278         609
  Net Operating Loss Carryforwards..........................    221,659     205,968
  Allowance for Doubtful Accounts...........................        677         591
  Difference in Tax Basis of Property and Equipment.........         --         199
  Other.....................................................         90         502
  AMT Credit Carryforward...................................      3,140       3,140
                                                              ---------   ---------
     Total Gross Deferred Tax Asset.........................    229,297     214,575
     Less: Valuation Allowance..............................   (211,535)   (213,511)
                                                              ---------   ---------
     Total Deferred Tax Asset...............................     17,762       1,064
                                                              ---------   ---------
Deferred Tax Liabilities:
  Unrealized Gains on Available-for-Sale Securities.........        314          --
  Unrealized Losses on Available-for-Sale Securities........         --         379
  Deferred Acquisition Costs................................        283         548
  Difference in Tax Basis of Bonds..........................        107         137
  Salvage and Subrogation Discount..........................         23          --
  Losses Taken in Excess of Basis -- ACL....................     17,035          --
                                                              ---------   ---------
     Total Gross Deferred Tax Liability.....................     17,762       1,064
                                                              ---------   ---------
     Net Deferred Tax Asset.................................  $      --   $      --
                                                              =========   =========

NOTE 14.  EMPLOYEE BENEFIT PLANS

  INSURANCE SERVICES

     On January 1, 1988, NAICC established a 401(k) Plan in which all employees of NAICC, and effective April 1, 1993, the Danielson Trust are eligible to participate. Under the 401(k) Plan, employees may elect to contribute up to 20 percent of the eligible compensation to a maximum dollar amount allowed by the IRS. In 2003, NAICC matched 50% of the first 4% of compensation contributed by employees to the 401(k) Plan. In 2002, NAICC suspended its matching contribution to the 401(k) Plan. Prior to January 1, 2002, the Company matched 50 percent of the first six percent of compensation contributed by employees to the 401(k) Plan. In the years ended December 2003 and 2001, NAICC's matching contribution to the 401(k) Plan was satisfied through cash payments totaling $46 and $139, respectively.

     On January 1, 1988, Insurance Services adopted a non-contributory defined benefit pension plan (the "Plan") covering substantially all of its employees. Pension benefits are based on an employee's years of service and average final compensation. The funding policy of the Plan is for the employers to contribute the minimum pension costs equivalent to the amount required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Effective December 31, 2001, Insurance Services amended the Plan to cease future service credit for active employees.

                         DANIELSON HOLDING CORPORATION

     The following table sets forth the Plan's funded status as of the years ended December 2003 and 2002, valued at January 1, 2004 and 2003, respectively:

                                                               2003     2002
                                                              ------   ------
Actuarial Present Value of Benefit Obligations
  Accumulated and Project Benefit Obligation, including
     Vested Benefits of $2,042 for 2003 and $1,710 for
     2002...................................................  $2,177   $1,822
Plan Assets at Fair Value...................................   1,563    1,579
                                                              ------   ------
  Benefit Obligation in Excess of Plan Assets...............    (614)    (243)
  Unrecognized Net Loss.....................................   1,298      806
  Unrecognized Prior Service Cost...........................      14       19
                                                              ------   ------
     Prepaid Pension Cost...................................  $  698   $  582
                                                              ======   ======

     Net pension cost for the years ended December 2003, 2002 and 2001 include the following components:

                                                              2003   2002    2001
                                                              ----   -----   ----
Service Cost................................................  $ --   $  --   $283
Interest Cost...............................................   103     149    112
Expected Return on Plan Assets..............................   (98)   (148)   (93)
Net Amortization and Deferral...............................    56      30     21
                                                              ----   -----   ----
     Net Pension Cost.......................................  $ 61   $  31   $323
                                                              ====   =====   ====

     The following tables provide a reconciliation of the changes in the Plan's benefit obligation and the fair value of plan assets as of the years ended December 2003 and 2002:

                                                               2003     2002
                                                              ------   ------
Reconciliation of Project Benefit Obligation
  Benefit Obligation, beginning of year.....................  $1,822   $2,188
  Interest Cost.............................................     103      149
  Actuarial Loss............................................     689      142
  Benefits Paid.............................................    (437)    (657)
                                                              ------   ------
     Benefit Obligation, end of year........................  $2,177   $1,822
                                                              ======   ======

                                                               2003     2002
                                                              ------   ------
Reconciliation of Plan Assets
  Plan Assets, beginning of year............................  $1,579   $2,016
  Actual Return on Plan Assets..............................     244      (31)
  Employer Contributions....................................     177      251
  Benefits Paid.............................................    (437)    (657)
                                                              ------   ------
     Plan Assets, end of year...............................  $1,563   $1,579
                                                              ======   ======

     The discount rate assumption used to determine benefit obligations at December 31, 2003 and 2002 was 6.25% and 6.75%, respectively.

                         DANIELSON HOLDING CORPORATION

     The assumptions used to determine net periodic pension cost for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
Discount rate...............................................  6.25%  6.75%  7.00%
Projected long-term rate of return on plan assets...........  7.00   7.00   7.00
Rate of compensation increase...............................    --     --   4.50

     The overall expected long-term rate of return on plan assets was based on the performance of the Plan during the past five years and on the expected performance of the plan assets over the next five years pursuant to the investment policies and strategies as described below.

     The Plan's fair value percentage of plan assets at December 31, 2003 and 2002 by asset category are as follows:

ASSET CATEGORY                                                2003   2002
--------------                                                ----   ----
Equity securities...........................................   32%    25%
Debt securities.............................................   14     19
Other.......................................................   54     56
                                                              ---    ---
     Total..................................................  100%   100%
                                                              ===    ===

     The primary emphasis of the management of the Plan's portfolio of assets is to establish sufficient funding for projected retirement benefits. To this end, the primary investment management objective is long-term capital appreciation. A secondary objective is to prevent erosion by inflation.

     It is NAICC's intent that the portfolio be fully invested at all times. The allocation between equity securities, debt securities and cash, including any allocation between registered investment funds is left to the discretion of the plan trustee except as required by the plan administrator for pending plan disbursements.

     To ensure adequate diversification, no more than 25% of the total market value of Plan assets shall be invested in a single asset other than pooled funds and mutual funds where underlying diversification shall be considered. The portfolio shall satisfy the diversification requirements of ERISA at all times as well as the liquidity requirements of the Plan. NAICC expects to contribute $370 to the Plan in 2004.

  MARINE SERVICES

     ACL sponsors or participates in defined benefit plans covering both salaried and hourly employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates near retirement or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended. Plan assets consist primarily of common stocks, corporate bonds and cash and cash equivalents.

     In addition to the defined benefit pension and related plans, ACL has a defined benefit post-retirement health care plan covering most full-time employees. The plan provides medical benefits and is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the healthcare plan anticipates future cost-sharing changes to the written plan that are consistent with ACL's expressed intent to increase the retiree contribution rate annually.

     ACL also sponsors an employee contribution plan ("401(k) plan") covering eligible employee groups. ACL's non-qualified savings plan, for certain members of management, was suspended in 2003 as a result of the Chapter 11 filing. Contributions to such plans are based upon a percentage of employee contributions and were $1,274 in 2002. In 2003, ACL suspended the employer matching of employee contributions in the 401(k) plan.

                         DANIELSON HOLDING CORPORATION

     A summary of ACL's pension and post-retirement plan components follows:

                                                              FOR THE PERIOD ENDED
                                                                DECEMBER 27, 2002
                                                           ---------------------------
                                                            PENSION    POST-RETIREMENT
                                                           ---------   ---------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, assumed May 29, 2002.................  $ (97,901)     $(12,614)
Service cost.............................................     (2,451)         (279)
Interest cost............................................     (4,095)         (524)
Impact of plan changes...................................     (1,983)         (225)
Liability loss...........................................     (7,381)       (3,026)
Benefits paid............................................      3,098         1,407
                                                           ---------      --------
Benefit obligation, end of year..........................  $(110,713)     $(15,304)
                                                           =========      ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets, acquired May 29, 2002.........  $ 117,992      $     --
Actual return on plan assets.............................    (10,139)        1,182
Employer contributions...................................          9           225
Benefits paid............................................     (3,098)       (1,407)
                                                           ---------      --------
Fair value of plan assets, end of year...................  $ 104,764      $     --
                                                           =========      ========
FUNDED STATUS:
Funded status............................................  $  (5,949)     $(15,304)
Unrecognized net actuarial loss..........................     23,876         2,991
Unrecognized prior service cost..........................      1,880            --
Net claims during 4th quarter 2002.......................          4           366
                                                           ---------      --------
Prepaid (accrued) benefit cost...........................  $  19,811      $(11,947)
                                                           =========      ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED STATEMENT OF
FINANCIAL POSITION CONSIST OF:
Prepaid benefit cost at May 29, 2002.....................  $  20,806      $     --
Accrued benefit liability................................    (16,480)      (11,947)
Minimum pension liability................................     15,485            --
                                                           ---------      --------
Net amount recognized....................................  $  19,811      $(11,947)
                                                           =========      ========

     Components of ACL's net periodic benefit cost for 2002 follows:

                                                              PENSION   POST-RETIREMENT
                                                              -------   ---------------
Service cost................................................  $2,451         $279
Interest cost...............................................   4,095          524
Expected return on plan assets..............................  (6,347)          --
Amortization of prior service costs.........................     103           --
                                                              ------         ----
Net periodic benefit cost...................................  $  302         $803
                                                              ======         ====

                         DANIELSON HOLDING CORPORATION

     The assumptions used to determine ACL's net periodic benefit cost for 2002 are as follows:

                                                              PENSION   POST-RETIREMENT
                                                              -------   ---------------
Discount rate...............................................   6.75%         7.25%
Expected return on plan assets..............................   9.00%           --
Rate of compensation increase...............................   4.00%           --

     ACL's post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 10.0% for 2002, decreasing gradually to a 5.0% trend rate by 2009 and remaining at that level thereafter.

     The following table presents the fair value percentage of ACL's plan assets in each asset category as of December 27, 2002:

ASSET CATEGORY
--------------
Equity Securities...........................................    50.7%
Debt Securities.............................................    44.8
Cash........................................................     4.5
                                                               -----
          Total.............................................   100.0%
                                                               =====

NOTE 15.  STOCK OPTION PLAN

  1990 STOCK OPTION PLAN

     Options under the 1990 Stock Option Plan (the "1990 Plan") of DHC were granted to officers or employees of DHC. On September 16, 1991, the Compensation Committee of the Board of Directors of DHC resolved that it intended to refrain from granting any additional options under the 1990 Plan. The 1990 Plan terminated in 2001. The following table summarizes the options under the 1990
Plan:

                                                                     2001
                                                              ------------------
                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
1990 STOCK OPTION PLAN                                        SHARES     PRICE
----------------------                                        -------   --------
Outstanding at the Beginning of the Year....................  841,717    $3.10
Exercised...................................................  210,000     3.00
Lapsed......................................................  631,717     3.14
                                                              -------    -----
  Outstanding at the End of the Year........................       --    $  --
  Options Exercisable at Year End...........................       --
  Options Available for Future Grant........................       --

  1995 STOCK OPTION PLAN

     The 1995 Stock and Incentive Plan (the "1995 Plan") is a qualified plan which provides for the grant of any or all of the following types of awards: stock options, including incentive stock options and non-qualified stock options; stock appreciation rights, whether in tandem with stock options or freestanding; restricted stock; incentive awards; and performance awards. The purpose of the 1995 Plan is to enable DHC to provide incentives to increase the personal financial identification of key personnel with the long-term growth of DHC and the interests of DHC's stockholders through the ownership and performance of Common Stock, to enhance DHC's ability to retain key personnel, and to attract outstanding prospective employees and Directors. The 1995 Plan became effective as of March 21, 1995.

                         DANIELSON HOLDING CORPORATION

     In September 2001, DHC's stockholders approved amendments to the 1995 Plan which increased the aggregate number of shares available for option grants from 1,700,000 to 2,540,000 and provides for options to be awarded to independent contractors to enable DHC to attract, retain and give incentives to highly qualified persons who provide valuable services to DHC. No awards may be granted under the 1995 Plan after March 21, 2005. The 1995 Plan will remain in effect until all awards have been satisfied or expired.

     With regard to the general terms of stock option awards, under the 1995 Plan, the exercise price for options is determined at the grant date, but cannot be less than the fair market value of a share of Common Stock on such grant date. The contractual life of the options is specified at the grant date. Options granted can vest no earlier than six months from the grant date.

     In September, 2001, 140,000 options owned by certain directors of DHC lapsed and were reissued under the 1995 Stock and Incentive Plan, as amended and approved by DHC's Board.

     On July 24, 2002, DHC's Board amended the 1995 Stock and Incentive Plan to increase the aggregate number of shares available for grant from 2,540,000 to 4,976,273. The Board reserved 1,936,273 shares for the grant of stock options to management of ACL, of which options for 1,560,000 shares of DHC common stock were granted. The options have an exercise price of $5.00 per share and expire 10 years from the date of grant. One-half of the options time vest over a 4-year period in equal annual installments and one-half of the options vest over a 4-year period in equal annual installments contingent upon the financial performance of ACL and compliance with the terms of its senior bank facility. As the market price of DHC's Common Stock was lower than the exercise price of the options on the date of grant, and the performance targets have not been met, no expense has been recognized in the accompanying financial statements for the options granted to ACL management.

     During 2003, options for 829,375 shares of Common Stock were forfeited due to terminations and ACL not achieving the performance targets.

     In July 2002, options for 918,084 shares previously granted to employees, directors and contractors of DHC, which would have expired upon the termination of the service of these individuals to DHC on July 24, 2002, were extended 2 years or 2 years beyond the termination of their service in a new capacity, but in no event longer than the original term with vesting accelerated simultaneously with the extension.

     On August 7, 2003, DHC granted options for 50,000 shares of Common Stock to an employee of NAICC. The options have an exercise price of $1.45 per share and expire 10 years from the grant date. 20,000 of the options vest on the first and second anniversary of the grant date and the remaining 10,000 options vest on the third anniversary of the grant date. As the market price of the Common Stock was equal to the exercise price of the options on the date of grant, no expense has been recognized in the accompanying financial statements for the options granted in 2003.

                         DANIELSON HOLDING CORPORATION

     The following table summarizes the options under the 1995 Plan:

                                 2003                   2002                   2001
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                     EXERCISE               EXERCISE               EXERCISE
1995 STOCK OPTION PLAN    SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
----------------------   ---------   --------   ---------   --------   ---------   --------
Outstanding at the
  Beginning of the
  Year.................  3,343,918    $4.89     1,718,500    $4.67     1,246,000    $5.13
Granted................     50,000     1.45     1,890,000     4.98       472,500     3.45
Exercised..............         --       --       264,582     4.11            --       --
Forfeited..............    829,375     5.00            --       --            --       --
                         ---------    -----     ---------    -----     ---------    -----
  Outstanding at the
     End of the Year...  2,564,543    $4.79     3,343,918    $4.89     1,718,500    $4.67
  Options Exercisable
     at Year End.......  1,783,708    $4.84     1,412,254    $4.85     1,228,084    $5.10
  Options Available for
     Future Grant......  2,141,048              1,632,355                821,500

     As of December 31, 2003, options for shares were outstanding in the following price ranges:

                                         SHARES OUTSTANDING
                           -----------------------------------------------
                                                          WEIGHTED AVERAGE        SHARES EXERCISABLE
                                                             REMAINING       ----------------------------
                           NUMBER OF   WEIGHTED AVERAGE   CONTRACTUAL LIFE   NUMBER OF   WEIGHTED AVERAGE
EXERCISE PRICE RANGE        SHARES      EXERCISE PRICE        (YEARS)         SHARES      EXERCISE PRICE
--------------------       ---------   ----------------   ----------------   ---------   ----------------
$1.45 - $4.26............    977,502        $3.63               6.7            821,667        $3.70
$4.94 - $5.78............  1,284,541        $5.17               7.3            659,541        $5.30
$6.69 - $7.06............    302,500        $6.91               2.8            302,500        $6.91
                           ---------                                         ---------
                           2,564,543                                         1,783,708
                           =========                                         =========

     DHC applies APB 25, and related interpretations in accounting for the stock options granted to directors and employees. Accordingly, compensation costs of $87 and $57 were recognized in 2002 and 2001, respectively, relating to the modification of stock options granted to directors and employees. The fair value based method of accounting prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), is used to measure stock-based compensation for contractors. Accordingly, compensation costs of $137 and $833 were recognized in 2003 and 2002, respectively, relating to stock options granted to contractors. Pro forma net income and earnings per share are disclosed in Note 1 as if the fair value based method of accounting for stock-based compensation under SFAS 123 had been applied to all stock options. For pro forma calculation purposes, fair value of the option grants are estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0% per annum; an expected life of approximately 8 years; expected volatility of 50%-73%; and a risk free interest rate of 4%-6%. The pro forma effect on net loss may not be representative of the effects on income for future years.

                         DANIELSON HOLDING CORPORATION

NOTE 16.  LEASES

     Insurance Services has entered into various non-cancelable operating lease arrangements for office space and data processing equipment and services. The terms of the operating leases generally contain renewal options and escalation clauses based on increases in operating expenses and other factors. Rent expense under operating leases was $1,229, $1,387 and $1,446 for the years ended December 2003, 2002 and 2001, respectively. At year end December 2003, future net minimum operating lease rental payment commitments were as follows:

2004........................................................  $  966
2005........................................................     530
2006........................................................     500
                                                              ------
                                                              $1,996
                                                              ======

     Marine Services leases buildings, data processing hardware and operating equipment under various operating leases and charter agreements, which expire from 2003 to 2017 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating the fair value of the leased vessels. Rental expense under continuing obligations was approximately $29,896 in 2002.

NOTE 17.  RELATED PARTIES

     Samuel Zell, the Chairman of the Board, Chief Executive Officer and President of DHC, is the Chairman of Equity Group Investments, L.L.C. ("EGI"). Commencing April 16, 2003, EGI provides administrative services for DHC. These services include financial, tax, accounting, SEC filings and related administrative costs. DHC paid EGI $170 for these services in 2003. ACL was paid a fee of $52 in 2003 for providing these services prior to April 16, 2003.

     Prior to and shortly after the acquisition of ACL, DHC shared certain personnel and facilities with several affiliated and unaffiliated companies who have certain common directors and officers, and certain expenses were allocated among the various entities. Personnel costs were allocated based upon actual time spent on DHC business. Costs relating to office space and equipment were allocated based upon actual usage. Management believes the methodology used for allocation is appropriate. Total expenses allocated to DHC from affiliated entities were $1,765 and $1,334 for the years ended December 2002 and 2001, respectively.

     As described in Note 2, SZ Investments, Third Avenue and Laminar provided the bridge financing required for the Covanta acquisition. See Note 2 for terms and conditions relating to this debt. Interest expense on this financing amounted to $400 in 2003.

     In connection with the DHC Recapitalization of ACL described in Note 3, DHC provided SZ Investments unlimited demand registration rights with respect to the ACL Senior Notes and ACL PIK Notes held by HY I Investments, L.L.C. ('HYI'), an affiliate of SZ Investments. Mr. Zell and Mr. Tinkler, DHC's Chief Financial Officer, are affiliated with SZ Investments and HYI. HYI is a holder of approximately 42% of ACL's Senior Notes and PIK Notes. Mr. Pate, a member of DHC's Board of Directors, is affiliated with SZ Investments and HYI and is an executive officer of EGI. A special committee of DHC's Board of Directors composed solely of disinterested directors oversees DHC's investment in ACL and related Chapter 11 bankruptcy proceedings.

     On April 14, 1999, DHC entered into a non-exclusive investment advisory agreement with EGI pursuant to which EGI agreed to provide, at the request of DHC, certain investment banking services to DHC in connection with potential transactions. For these services, in 2002, DHC paid a fee of $63 to EGI. The agreement provided that, in the event that a transaction was consummated for which the Acquisition Committee of DHC's Board of Directors determined that EGI provided material services, DHC would pay to

                         DANIELSON HOLDING CORPORATION

EGI a fee in the amount of 1% of the aggregate consideration in connection with such transaction (including indebtedness assumed or outstanding). As a result of services provided to DHC during the DHC Recapitalization of ACL, DHC and EGI agreed that the fee for EGI's services was $3,000. DHC also agreed to reimburse, upon request, EGI's out-of-pocket expenses related to services provided under the investment advisory agreement. For providing a standby commitment to purchase any DHC shares that were unsubscribed in the rights offering conducted by DHC as part of its acquisition of ACL, DHC paid SZ Investments a fee of $1,000. Messrs. Zell and Pate were members of the Acquisition Committee at the time of the DHC Recapitalization of ACL, along with Messrs. Whitman and Barse, all of whom are Directors of DHC. On December 1, 2003, DHC and EGI terminated this agreement.

NOTE 18.  CONTINGENCIES

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

NOTE 19.  FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of financial instruments are as follows as of December 31, 2003:

                                                                 CARRY
                                                                 AMOUNT      FAIR VALUE
                                                              ------------   ----------
ASSETS:
Parent Investments -- Fixed Maturity Securities.............    $   488       $   488
Insurance Services' Investments -- Fixed Maturity
  Securities................................................     70,168        70,168
Insurance Services' Investments -- Equity Securities........        401           401
LIABILITIES:
Bridge Financing Loans......................................     40,000        40,000

     The fair values of the Fixed Maturity Securities and Equity Securities are based on quoted market values. The carrying values of the Bridge Financing Loans approximate their fair values since these loans were recently obtained in December 2003.

NOTE 20.  EQUITY METHOD MARINE SERVICES INVESTEES

     As discussed in Note 4, DHC wrote off its investment in ACL during the quarter ended March 28, 2003. The GMS and Vessel Leasing investments are not considered by DHC to be impaired. The reported net loss for the year ended December 31, 2003 includes, under the caption "Equity in Net Loss of Unconsolidated Marine Services Subsidiaries", the following components:

ACL's Reported Loss for the Three Months Ended March 28,
  2003......................................................   $(46,998)
Other Than Temporary Impairment of Remaining Investment in
  ACL as of March 28, 2003..................................     (8,205)
                                                               --------
Total ACL Loss..............................................    (55,203)
GMS Income..................................................         55
Vessel Leasing Income.......................................        271
                                                               --------
Equity in Net Loss of Unconsolidated Marine Services
  Subsidiaries..............................................   $(54,877)
                                                               ========

                         DANIELSON HOLDING CORPORATION

     The following is a summary of financial information for ACL as of December 26, 2003 and for the year ended:

Current Assets..............................................  $172,218
Noncurrent Assets...........................................   639,978
                                                              --------
                                                              $812,196
                                                              ========
Liabilities not Subject to Compromise:
  Current Liabilities.......................................  $164,672
  Other Liabilities.........................................    39,678
                                                              --------
                                                               204,350
Liabilities Subject to Compromise...........................   627,520
Member's Deficit............................................   (19,674)
                                                              --------
                                                              $812,196
                                                              ========
Operating Revenue...........................................  $620,071
Operating Income............................................       367
Net Loss....................................................   (61,576)

NOTE 21.  BUSINESS SEGMENTS

     DHC has three reportable business segments -- insurance, marine and corporate. The Insurance Services segment writes property and casualty insurance in the western United States, primarily in California. The Marine segment includes the Barging, Construction and Terminals segments of the Marine Services businesses which are accounted for using the equity method during 2003. The corporate segment represents the operating expenses and miscellaneous income of the holding company, DHC.

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

                                                    INSURANCE    MARINE    CORPORATE     TOTAL
                                                    ---------   --------   ---------   ----------
YEAR ENDED DECEMBER 31, 2003
  Revenues from External Customers................  $ 35,851    $     --    $    --    $   35,851
  Depreciation and Amortization...................       339          --         36           375
  Segment Loss....................................   (10,172)    (54,877)    (2,734)      (67,783)
  Segment Assets..................................   110,012          --     52,636       162,648
  Property Additions..............................        96          --         --            96
YEAR ENDED DECEMBER 27, 2002
  Revenues from External Customers................  $ 62,164    $462,104    $    --    $  524,268
  Depreciation and Amortization...................       479      41,785         95        42,359
  Segment Earnings (Loss).........................   (10,492)     17,658     (3,833)        3,333
  Segment Assets..................................   134,881     889,837      8,227     1,032,945
  Property Additions..............................        26      18,126         --        18,152

                         DANIELSON HOLDING CORPORATION

                                                    INSURANCE    MARINE    CORPORATE     TOTAL
                                                    ---------   --------   ---------   ----------
YEAR ENDED DECEMBER 31, 2001
  Revenues from External Customers................  $ 81,854    $     --    $    --    $   81,854
  Depreciation and Amortization...................     1,435          --         25         1,460
  Segment Loss....................................   (13,849)         --       (412)      (14,261)
  Segment Assets..................................   178,433          --     30,438       208,871
  Property Additions..............................       160          --         99           259

     The following is a reconciliation of segment (loss) earnings to consolidated totals:

                                                                2003       2002       2001
                                                              --------   --------   --------
Total Segment (Loss) Earnings...............................  $(67,783)  $  3,333   $(14,261)
Unallocated Amounts:
  Interest Expense..........................................    (1,424)   (38,735)        --
  Investment Income Related to ACL Debt.....................        --      8,402         --
  Other, Net................................................        --     (5,609)        --
                                                              --------   --------   --------
Loss before Provision for Income Taxes......................  $(69,207)  $(32,609)  $(14,261)
                                                              ========   ========   ========

NOTE 22.  QUARTERLY DATA (UNAUDITED)

                                                                   2003
                                             -------------------------------------------------
                                               1ST        2ND       3RD       4TH      TOTAL
                                             --------   -------   -------   -------   --------
Operating Revenue..........................  $ 11,076   $11,837   $ 8,909   $ 9,301   $ 41,123
Operating Loss.............................    (2,650)   (4,578)   (3,546)   (2,132)   (12,906)
Net Loss...................................   (57,836)   (4,501)   (3,442)   (3,446)   (69,225)
Net Loss Per Basic and Diluted Share.......     (1.88)    (0.15)    (0.11)    (0.11)     (2.25)

                                                                   2002
                                            --------------------------------------------------
                                              1ST       2ND       3RD        4TH       TOTAL
                                            -------   -------   --------   --------   --------
Operating Revenue.........................  $20,720   $84,086   $207,927   $218,768   $531,501
Operating Loss............................      390     1,469        306      1,168      3,333
Net (Loss) Income.........................      (54)    4,341    (18,285)   (18,957)   (32,955)
Net Income (Loss) Per Basic and Diluted
  Share...................................       --      0.18      (0.59)     (0.62)     (1.26)

     As discussed in Note 3, DHC acquired ACL on May 29, 2002 and, accordingly, the operating results for 2002 include ACL beginning with the date of acquisition. As discussed in Note 1, DHC began accounting for its investment in ACL on the equity method in the first quarter of 2003 and, as discussed in Note 20, wrote off its investment in ACL in the same quarter.

                         DANIELSON HOLDING CORPORATION

NOTE 23.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive (loss) as of December 31, 2003 and December 27, 2002 consists of the following:

                                                               2003       2002
                                                              -------   --------
Unrealized Gain on Available for Sale Securities............  $   850   $  3,727
Unrealized Gain (Loss) on Cash Flow Hedging Instruments:
  Fuel Swaps................................................       --         68
  Interest Rate Swaps.......................................       --       (355)
Foreign Currency Translation................................       --        453
Minimum Pension Liability...................................   (1,295)   (16,357)
                                                              -------   --------
                                                              $  (445)  $(12,464)
                                                              =======   ========

NOTE 24.  PURCHASE OF COVANTA

     On March 5, 2004, the Bankruptcy Court confirmed the proposed plans discussed in Note 2 and, on March 10, 2004, DHC purchased 100% of the equity of the energy and water businesses of Covanta in connection with its emergence from Chapter 11 bankruptcy proceedings.

     A preliminary estimate of the purchase price ranges from $46,000 to $51,000 which includes the cash purchase price of $30,000, an expense estimate of approximately $6,000 for professional fees and other costs incurred in connection with the acquisition, and an estimated fair value ranging from $10,000 to $15,000 for DHC's commitment to sell up to 3 million shares of its Common Stock at $1.53 per share to certain creditors of Covanta, subject to certain limitations (see Note 2). The final purchase cost will be determined as DHC obtains additional information. The results of operations of Covanta will be consolidated with DHC commencing with the date of acquisition, March 10, 2004. A preliminary allocation of the purchase price has not been determined by DHC. Accordingly, it is not practicable at this time to disclose the amount to be assigned to each major asset and liability caption of Covanta at the acquisition date.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Danielson Holding Corporation

We have audited the accompanying consolidated statement of financial position of Danielson Holding Corporation ("DHC") as of December 31, 2003 and December 27, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the index at Item 15(a) for the years then ended. These financial statements and schedules are the responsibility of DHC's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DHC at December 31, 2003 and December 27, 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2003 and December 27, 2002, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG, LLP
Louisville, Kentucky
February 20, 2004, except for
Note 24 as to which the date is
March 10, 2004

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Danielson Holding Corporation

     We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows of Danielson Holding Corporation and subsidiaries for the year ended December 31, 2001. Our audit also included the financial statement schedules listed in the index at
Item 15(a) for the year ended December 31, 2001. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Danielson Holding Corporation and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for the year ended December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ KPMG LLP

New York, New York
March 5, 2002

SCHEDULE I.

                         DANIELSON HOLDING CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS

                              PARENT COMPANY ONLY
                             (DOLLARS IN THOUSANDS)

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 27,   DECEMBER 31,
                                                              2003           2002           2001
                                                          ------------   ------------   ------------
OPERATING REVENUES
  Net Investment Income.................................    $    344       $    826       $  1,717
  Net Realized Investment Gains.........................       1,090            438            281
  Parent Company Investment Income Related to ACL
     Debt...............................................          --          8,402             --
                                                            --------       --------       --------
TOTAL OPERATING REVENUES................................       1,434          9,666          1,998
OPERATING EXPENSES
  Employee Compensation and Benefits....................         611          2,828          1,156
  Director Fees.........................................         163            248             52
  Professional Fees.....................................       1,044            567            454
  Insurance Expense.....................................         978            778            121
  Intercompany Interest Expense.........................          --            237            151
  Other General and Administrative Expenses.............       1,372            787            627
                                                            --------       --------       --------
TOTAL PARENT COMPANY ADMINISTRATIVE EXPENSES............       4,168          5,445          2,561
                                                            --------       --------       --------
OPERATING (LOSS) INCOME BEFORE INCOME TAXES.............      (2,734)         4,221           (563)
(BENEFIT) PROVISION FOR INCOME TAXES....................          (1)           (77)            50
                                                            --------       --------       --------
OPERATING (LOSS) INCOME BEFORE EQUITY IN NET LOSS OF
  SUBSIDIARIES..........................................      (2,733)         4,298           (613)
  Equity in Net Loss of Insurance Subsidiaries excluding
     gain on ACL Bonds..................................     (10,191)       (15,432)       (13,721)
  Insurance Subsidiary Gain on ACL Bonds................          --          5,212             --
  Equity in Net Loss of Marine Services Subsidiaries....     (54,877)       (27,033)            --
                                                            --------       --------       --------
  Total Equity in Net Loss of Subsidiaries..............     (65,068)       (37,253)       (13,721)
  Interest Expense......................................      (1,424)            --             --
                                                            --------       --------       --------
NET LOSS................................................    $(69,225)      $(32,955)      $(14,334)
                                                            ========       ========       ========
Parent Co Expenses from Above...........................    $  4,168       $  5,445       $  2,561
Elimination of Amortization of Unearned Compensation....          --           (297)            --
Intercompany Interest Expense -- NAICC..................          --           (237)          (151)
                                                            --------       --------       --------
Parent Co Expenses Reported on Consolidated IS..........    $  4,168       $  4,911       $  2,410
                                                            ========       ========       ========

                         DANIELSON HOLDING CORPORATION

                   CONDENSED STATEMENT OF FINANCIAL POSITION

                              PARENT COMPANY ONLY
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 27,
                                                                  2003           2002
                                                              ------------   ------------
                                         ASSETS
  Cash......................................................    $ 3,529        $ 1,280
  Restricted Cash, Covanta Escrow...........................     37,026             --
  Fixed Maturities, available for sale at fair value (cost:
     $453 and $3,473).......................................        488          5,118
                                                                -------        -------
       Total Cash and Investments...........................     41,043          6,398
  Investment in Marine Services Subsidiaries................      4,425         43,962
  Investment in Insurance Services Subsidiaries.............     17,314         23,300
  Accrued Investment Income.................................         45             64
  Intercompany Note Receivable..............................         --          6,035
  Deferred Financing Costs (Net of Amortization of
     $1,024)................................................      6,145             --
  Other Assets..............................................        978          1,765
                                                                -------        -------
       Total Assets.........................................    $69,950        $81,524
                                                                =======        =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Interest Payable..........................................    $   400        $    --
  Intercompany Note Payable.................................         --          4,028
  Long-Term Debt Payable to Related Parties.................     40,000             --
  Other Liabilities.........................................      1,759            136
                                                                -------        -------
       Total Liabilities....................................     42,159          4,164
STOCKHOLDERS' EQUITY:
  Preferred Stock ($0.10 par value; authorized 10,000,000
     shares; none issued and outstanding)...................         --             --
  Common Stock ($ .10 par value; authorized 150,000,000
     shares; issued 35,793,440 shares and 30,828,093 shares;
     outstanding 35,782,644 shares and 30,817,297 shares)...      3,579          3,083
  Additional Paid-in Capital................................    123,446        117,148
  Unearned Compensation.....................................       (289)        (1,132)
  Accumulated Other Comprehensive Loss......................       (445)       (12,464)
  Accumulated Deficit.......................................    (98,434)       (29,209)
  Treasury Stock (Cost of 10,796 shares)....................        (66)           (66)
                                                                -------        -------
       Total Stockholders' Equity...........................     27,791         77,360
                                                                -------        -------
       Total Liabilities and Stockholders' Equity...........    $69,950        $81,524
                                                                =======        =======

                         DANIELSON HOLDING CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS

                              PARENT COMPANY ONLY
                             (DOLLARS IN THOUSANDS)

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 27,   DECEMBER 31,
                                                              2003           2002           2001
                                                          ------------   ------------   ------------
OPERATING ACTIVITIES
  Net Loss..............................................    $(69,225)      $(32,955)      $(14,334)
  Adjustments to Reconcile Net Loss to Net Cash Provided
     by (Used in) Operating Activities:
     Gain Related to ACL Debt Contributed in Acquisition
       of ACL...........................................          --         (8,402)            --
     Net Realized Gain on the Sale of Investment
       Securities.......................................      (1,090)          (438)          (281)
     Depreciation and Amortization......................          36             95             25
     Amortization of Deferred Financing Costs...........       1,024             --             --
     Change in Accrued Investment Income................          18              3            109
     Stock Option Compensation Expense..................         521            920             57
     Equity in Net Loss of Marine Services
       Subsidiaries.....................................      44,898         27,033             --
     Equity in Net Loss of Insurance Subsidiaries.......      20,198         10,220         13,721
     Other Operating Activities.........................          --            289             --
     Changes in Other Assets and Liabilities:
       Other Assets.....................................       1,730         (1,413)          (180)
       Other Liabilities................................       1,926           (195)            (4)
                                                            --------       --------       --------
       Net Cash Provided by (Used in) Operating
          Activities....................................          36         (4,843)          (887)
INVESTING ACTIVITIES
     Property Additions.................................          --             --            (99)
     Collection of Note Receivable from Affiliate.......       6,035             --             --
     Distribution Received from Unconsolidated Marine
       Services Subsidiary..............................          58             --             --
     Purchase of ACL, GMS and Vessel Leasing............          --        (42,665)            --
     Proceeds from the Sale of Investment Securities....       4,110          1,100         12,634
     Restricted Cash, Covanta Escrow....................     (37,026)            --             --
     Matured or Called Investment Securities............          --             --          1,456
     Purchase of Investment Securities..................          --         (2,163)       (20,865)
     Other Investing Activities, Net....................        (978)        (6,035)            --
     Capital Contributions to NAICC.....................      (6,000)            --             --
                                                            --------       --------       --------
       Net Cash Used in Investing Activities............     (33,801)       (49,763)        (6,874)
FINANCING ACTIVITIES
     Long-Term Debt Issued -- NAICC.....................          --             --          4,000
     Repayment of Debt from NAICC.......................      (4,000)            --             --
     Borrowings under Note Purchase Agreement...........      40,000             --             --
     Proceeds from Rights Offering, Net of Expenses.....          --         42,228             --
     Proceeds from Exercise of Warrants for Common
       Stock............................................          --          9,500             --
     Proceeds from Exercise of Options for Common
       Stock............................................          --          1,088            630
     Cash Received from Restricted Stock................          14             --             --
                                                            --------       --------       --------
       Net Cash Provided by Financing Activities........      36,014         52,816          4,630
                                                            --------       --------       --------
Net Increase (Decrease) in Cash and Cash Equivalents....       2,249         (1,790)        (3,131)
Cash and Cash Equivalents at Beginning of Year..........       1,280          3,070          6,201
                                                            --------       --------       --------
       Cash and Cash Equivalents at End of Year.........    $  3,529       $  1,280       $  3,070
                                                            ========       ========       ========

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS
                                                     -----------------------
                                        BALANCE AT   CHARGED TO   CHARGED TO
                                        BEGINNING    COSTS AND      OTHER                    BALANCE AT
                                        OF PERIOD     EXPENSE      ACCOUNTS    DEDUCTIONS   END OF PERIOD
                                        ----------   ----------   ----------   ----------   -------------
                                                             (DOLLARS IN THOUSANDS)
INSURANCE SERVICES
Allowance for premiums and fees
  receivable
  2003................................    $1,623       $  228       $   --      $(1,389)       $  462
  2002................................     1,431          734           --         (542)        1,623
  2001................................       587        1,094           --         (250)        1,431

Allowance for uncollectible
  reinsurance on paid losses
  2003................................       780        1,328           --         (210)        1,898
  2002................................       636          144           --           --           780
  2001................................       623           13           --           --           636

Allowance for uncollectible
  reinsurance on unpaid losses
  2003................................       206           60           --          (29)          237
  2002................................       118           96           --           (8)          206
  2001................................       101           17           --           --           118

MARINE SERVICES
Allowance for uncollectible accounts
  in 2002.............................    $   --       $1,070       $2,037(1)   $  (761)       $2,346

---------------

(1) Acquired with purchase of ACL and GMS

                     SCHEDULE V -- SUPPLEMENTAL INFORMATION
               CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

                                                                                                      OTHER
                                    DEFERRED     RESERVES FOR UNPAID   DISCOUNT FROM              POLICY CLAIMS
                                  ACQUISITION     CLAIMS AND CLAIM     RESERVES FOR    UNEARNED   AND BENEFITS    NET EARNED
AFFILIATION WITH REGISTRANT          COSTS       ADJUSTMENT EXPENSES   UNPAID CLAIMS   PREMIUMS      PAYABLE       PREMIUMS
---------------------------       ------------   -------------------   -------------   --------   -------------   ----------
Consolidated Property-Casualty
  Entities:
  As of and for the year ended
    12/31/2003..................    $   833           $ 83,380            $    --      $ 4,595       $    --       $35,851
  As of and for the year ended
    12/31/2002..................      1,612            101,249                 --       10,622            --        62,164
  As of and for the year ended
    12/31/2001..................      2,209            105,745                 --       21,117            --        81,854


                                  INVESTMENT
AFFILIATION WITH REGISTRANT         INCOME
---------------------------       ----------
Consolidated Property-Casualty
  Entities:
  As of and for the year ended
    12/31/2003..................    $3,999
  As of and for the year ended
    12/31/2002..................     5,603
  As of and for the year ended
    12/31/2001..................     7,580

                                         CLAIMS AND CLAIM ADJUSTMENT       AMORTIZATION                 PAID CLAIMS
                                         EXPENSES INCURRED RELATED TO       OF DEFERRED      OTHER       AND CLAIM        NET
                                      ----------------------------------    ACQUISITION    OPERATING    ADJUSTMENT      WRITTEN
AFFILIATION WITH REGISTRANT           CURRENT YEAR       PRIOR YEARS           COSTS       EXPENSES      EXPENSES       PREMIUMS
---------------------------           ------------   -------------------   -------------   ---------   -------------   ----------
Consolidated Property-Casualty
  Entities:
  As of and for the year ended
    12/31/2003......................    $23,199           $ 13,485            $ 6,610       $ 1,337       $50,734       $30,408
  As of and for the year ended
    12/31/2002......................     49,474             10,407             11,437         2,678        68,701        52,655
  As of and for the year ended
    12/31/2001......................     68,848              7,646             16,174         4,621        67,871        80,355

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

     In connection with the audit of the fiscal year ended December 31, 2001, and during the subsequent interim period through July 25, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report.

     The audit report of KPMG on the consolidated financial statements of DHC and its subsidiaries for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During DHC's fiscal year ended December 31, 2001 and the subsequent interim period through July 25, 2002, DHC did not consult with E&Y regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

     E&Y has reviewed the disclosures in this Item 9 and concurs with the statements regarding E&Y set forth herein. DHC has also provided KPMG with a copy of the disclosures contained herein. KPMG previously has furnished a letter to the SEC attached as Exhibit 16.1 to DHC's Current Report on Form 8-K filed on August 1, 2002.

ITEM 9A.  CONTROLS AND PROCEDURES

     DHC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of DHC's disclosure controls and procedures, as required by Rule 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon the results of that evaluation, DHC's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this annual report, DHC's disclosure controls and procedures were effective in all material respects to ensure that the information required to be disclosed by DHC in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     We also maintain a system of internal control over financial reporting (as defined in Rules 13A-15(f) and 15d-15(f) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

     DHC's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within DHC have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

                               EXECUTIVE OFFICERS

NAME                                   AGE                          POSITION
----                                   ---                          --------
Samuel Zell..........................  62    Chief Executive Officer and President -- DHC
Philip G. Tinkler....................  39    Chief Financial Officer -- DHC (January 27,
                                             2003 -- Present)

                               BOARD OF DIRECTORS

                                                                                       DIRECTOR
NAME                                    AGE                  POSITION                   SINCE
----                                    ---                  --------                  --------
Samuel Zell...........................  62    Chairman of the Board, Chief Executive     1999
                                              Officer and President
David M. Barse........................  41    Director                                   1996
Richard L. Huber......................  67    Director                                   2002
Eugene M. Isenberg....................  74    Director                                   1990
William C. Pate.......................  40    Director                                   1999
Jean Smith............................  48    Director                                   2003
Joseph P. Sullivan....................  70    Director                                   2002
Martin J. Whitman.....................  79    Director                                   1990
Clayton Yeutter.......................  73    Director                                   2002

BACKGROUND OF BOARD OF DIRECTORS AND MANAGEMENT

     David M. Barse has served as a Director since 1996. Mr. Barse is a member of the ACL Special Committee. Mr. Barse is also a member of the ACL Board of Managers. Mr. Barse served as the President and Chief Operating Officer of DHC from July 1996 until July 24, 2002. Since June 1995, Mr. Barse has been the President (and, since July 1999, Chief Executive Officer) of M.J. Whitman, LLC ("MJW") and it's predecessor, a full service broker-dealer. From April 1995 until February 1998 he served as the Executive Vice President and Chief Operating Officer of Third Avenue Trust and its predecessor, Third Avenue Value Fund, Inc. (together with its predecessor, "Third Avenue Trust"), before assuming the position of President in May 1998 and Chief Executive Officer in September 2003. Since February 1998, Mr. Barse has served as President, and since June 2003, Chief Executive Officer of Third Avenue Management LLC ("TAM") and its predecessor, the investment adviser of Third Avenue Trust and Third Avenue Variable Series Trust ("Variable Trust"). In 2001, Mr. Barse became Trustee of both the Third Avenue Trust and Variable Trust. Mr. Barse joined the predecessor of MJW and TAM in December 1991 as General Counsel. Mr. Barse also presently serves as a director of American Capital Access Holdings, a financial insurance company. Mr. Barse is 41 years old.

     Richard L. Huber has been a Director since July 2002. Mr. Huber is the Chairman of the Audit Committee. Mr. Huber has been Managing Director, Chief Executive Officer and Principal of the Latin American direct investment group Norte-Sur Partners, a direct private equity investment firm focused on Latin America since January 2001. Mr. Huber held various positions with Aetna, Inc. since 1995, most recently as the Chief Executive Officer until February 2000. Mr. Huber has approximately forty years of prior investment and merchant banking, international business, and management experience, including executive positions with Chase Manhattan Bank, Citibank, Bank of Boston, and Continental Bank. Mr. Huber is also Chairman of ACL and a member of its Board or Managers, a DHC subsidiary, UABL Ltd., a 50% owned subsidiary of DHC, and a director of Opticare Health Systems, Inc., an integrated eye care services company. Mr. Huber is 67 years old.

     Eugene M. Isenberg has been a Director since 1990. Mr. Isenberg is a member of the Compensation and ACL Special Committees. Mr. Isenberg has been Chairman and Chief Executive Officer of Nabors Industries, Inc., the worlds largest land and offshore platform drilling company since 1987. Prior to 1987, Mr. Isenberg was Chairman of the Board and principal stockholder of Genimar Inc., a steel trading and building products company and served in various management capacities with Exxon Corp. Mr. Isenberg presently serves as a director of the American Stock Exchange, the National Association of Securities Dealers, Inc., and the National Petroleum Council. Mr. Isenberg founded and is the principal sponsor of the Parkside School for children with learning disabilities in New York City and The University of Massachusetts Eugene M. Isenberg School of Management is named in recognition of his generous contributions. Mr. Isenberg is 74 years old.

     William C. Pate has been a Director since 1999. Mr. Pate is Managing Director of Equity Group Investments, L.L.C., a privately-held investment firm ("EGI"). Mr. Pate has been employed by EGI or its predecessor in various capacities since 1994. Mr. Pate is 40 years old.

     Jean Smith has been a director since December 2003 and a member of the audit committee since March 5, 2004. Ms. Smith has been a private investor and consultant since 2001. From 1998 to 2001, Ms. Smith was Managing Director, Corporate Finance, for U.S. Bancorp Libra, a unit of U.S. Bancorp Investments, Inc., a subsidiary of U.S. Bancorp in New York. Ms. Smith has approximately 25 years of investment and international banking experience, including positions with Banker Trust Company, Citicorp Investment Bank, Security Pacific Merchant Bank and UBS Securities. Ms. Smith is 48 years old.

     Joseph P. Sullivan has been a Director since July 2002. Mr. Sullivan is the Chairman of the Compensation Committee and a member of the Audit Committee. Mr. Sullivan is a private investor and is currently retired after serving as the Chairman of the Board of IMC Global from July 1999 to November 2000, and as a Member of its Board of Directors and Executive Committee from March 1996 through December 2000. Mr. Sullivan served as Chairman of the Board of the Vigoro Corporation from March 1991 through February 1996 and as its Chief Executive Officer from March 1991 to September 1994. Mr. Sullivan is 70 years old.

     Philip G. Tinkler has served as the Chief Financial Officer of DHC since January 27, 2003. Mr. Tinkler is Chief Financial Officer of EGI and has served in various other capacities for EGI or its predecessor since 1990. Mr. Tinkler has been Vice President - Finance and Treasurer of First Capital Financial, LLC, a sponsor of public limited real estate partnerships, since April 2001. Mr. Tinkler is 39 years old.

     Martin J. Whitman has been a Director since 1990. Mr. Whitman is a member of the ACL Special Committee. Mr. Whitman served as the Chief Executive Officer of DHC from July 1996 until July 24, 2002. Since 1974, Mr. Whitman has been the President and controlling stockholder of MJW which, until August 1991, was a registered broker-dealer. Since March 1990, Mr. Whitman has been the Chairman of the Board, Chief Executive Officer (until September 2003) and a Trustee (and, from January 1991 to May 1998, the President) of Third Avenue Trust. Since July 1999, Mr. Whitman has been the Chairman of the Board, Chief Executive Officer (until September 2003) and a Trustee of Variable Trust. Since March 1990, Mr. Whitman has been Chairman of the Board (and, until February 1998, the President and until June 2003 Chief Executive Officer) of TAM and its predecessor. Since March 1991, Mr. Whitman has served as a Director of Nabors Industries, Inc. ("Nabors"), a publicly-traded oil and gas drilling company. Mr. Whitman is 79 years old.

     Clayton Yeutter has served as a Director since July 2002. Mr. Yeutter is a member of the Audit Committee. Mr. Yeutter has been Of Counsel to Hogan & Hartson LLP, a law firm in Washington, D.C., since 1993 where he has an international trade and agricultural law practice. From 1985 through 1991 he served in the Reagan Administration as the U.S. Trade Representative and in the first Bush Administration as Secretary of Agriculture. During 1991-92, he was Chairman of the Republican National Committee and then returned to the Bush Administration as Counselor to the President for most of 1992. He was President and Chief Executive Officer of the Chicago Mercantile Exchange from 1978-1985. In the 1970s, Mr. Yeutter held several positions in the Nixon and Ford Administrations as Assistant Secretary of Agriculture for Marketing and Consumer Services, Assistant Secretary of Agriculture for International Affairs and Commodity Programs, and Deputy Special Trade Representative. Mr. Yeutter is the Chairman of the Board of Oppenheimer Funds, an institutional investment manager, a director of Weyerhaeuser Company, a timber, forest products and real estate company, Crop Solutions, Inc., a privately owned agricultural chemical company and America First, a privately owned investment management company. Mr. Yeutter is 73 years old.

     Samuel Zell has served as a Director since 1999 and as the President, Chief Executive Officer and Chairman of the Board of the Company since July 24, 2002. Mr. Zell has served as Chairman of the Board of Directors of EGI, a privately-held investment firm, since 1999, and had been Chairman of the Board of its predecessor, Equity Group Investments, Inc., for more than five years. Mr. Zell has been a trustee and Chairman of the Board of Trustees of Equity Office Properties Trust, an equity real estate investment trust (a "REIT") primarily focused on office buildings, since October 1996, and was President from April 2002 to

November 2002 and Chief Executive Officer from April 2002 to April 2003. For more than the past five years, Mr. Zell has served as Chairman of the Board of Anixter International, Inc., a distributor of electrical and cable products; as Chairman of the Board of Trustees of Manufactured Home Communities, an equity REIT primarily focused on manufactured home communities; and as Chairman of the Board of Trustees of Equity Residential Properties Trust, an equity REIT primarily focused on multifamily residential properties. For more than the past five years, Mr. Zell has been Chairman of the Board of Capital Trust, Inc., a specialized finance company. Mr. Zell is 62 years old.

AUDIT COMMITTEE

     The Board of Directors has a standing audit committee, which currently consists of Messrs. Huber (Chairman), Sullivan, Yeutter and Ms. Smith. All of the current members of the audit committee are Independent Directors, as defined by Section 121(A) of the American Stock Exchange listing standards. The Board of Directors has determined that Mr. Sullivan is an "audit committee financial expert" under applicable SEC rules.

CODE OF ETHICS

     DHC has a Code of Ethics which applies to DHC's senior financial officers, including its Chief Executive Officer and Chief Financial Officer. The Code of Ethics is available on DHC's web site at www.danielsonholding.com and DHC will provide a copy of the Code of Ethics without charge to any person who requests it by writing to Philip G. Tinkler, Chief Financial Officer, at Two North Riverside Plaza, Suite 600, Chicago, Illinois 60606. DHC will post on its website amendments to or waivers from its Code of Ethics for executive officers, the principal accounting officer or directors, in accordance with applicable laws and regulations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires DHC's Directors and executive officers, and persons who own more than ten percent of a registered class of DHC's equity securities, to file with the SEC and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of DHC. Executive officers, Directors and greater than ten-percent stockholders are required by Federal securities regulations to furnish DHC with copies of all Section 16(a) forms they file.

     Based upon a review of filings with the Securities and Exchange Commission and/or written representations from certain reporting persons, DHC believes that all of its Directors, executive officers and other Section 16 reporting persons complied during fiscal 2003 with the reporting requirements of Section 16(a), except that Mr. Zell filed late one Form 4 with respect to shares held by his spouse as trustee of a revocable trust.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to DHC, or its subsidiary companies or their predecessors for 2001 through 2003 of those persons who served as (i) the Chief Executive Officer during 2003, (ii) the most highly compensated executive officer employed by DHC as of December 31, 2003, and (iii) the former Chief Executive Officer and Director of a significant subsidiary of DHC but who was not serving as an executive officer at year end (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                                                               -----------------------
                                                                                       AWARDS
                                                                               -----------------------
                                  ANNUAL COMPENSATION(4)                       RESTRICTED   SECURITIES
NAME AND                        --------------------------    OTHER ANNUAL       STOCK      UNDERLYING      ALL OTHER
PRINCIPAL POSITION              YEAR    SALARY    BONUS(1)   COMPENSATION(2)   AWARDS(3)     OPTIONS     COMPENSATION(4)
------------------              ----   --------   --------   ---------------   ----------   ----------   ---------------
Samuel Zell...................  2003   $200,000
  President and Chief
  Executive                     2002   $ 87,949
  Officer (July 24,
  2002 -- Present)
Michael C. Hagan(5)...........  2003   $262,500                  $7,700                                     $292,920
  President and Chief
  Executive                     2002   $315,000        N/A       $9,240         $556,205     $210,000       $ 52,007
  Officer ACL, a significant
  subsidiary of DHC
  (May 29, 2002 to October 31,
  2003)
Philip G. Tinkler.............  2003   $ 68,750
  Chief Financial Officer
  (January 22,
  2003 -- Present)

---------------

(1) No bonuses were paid to Named Executive Officers in 2003.

(2) Consists of automobile allowance only.

(3) Consists of the dollar value of restricted stock awards (calculated by multiplying the number of shares awarded by the closing market price of DHC's Common Stock on the date of the grant - which was $6.16 as of the May 29, 2002 grant date) to certain members of ACL management made in restricted DHC Common Stock as part of the DHC Recapitalization whereby Mr. Hagen, who held preferred membership units in American Commercial Holdings LLC ("ACL Holdings") at the time of the DHC Recapitalization abandoned those units to ACL Holdings for no consideration and received 90,293 shares of restricted DHC Common Stock for his continued employment with ACL, 60,195 of such shares were forfeited upon Mr. Hagan's termination of employment.

(4) Amounts shown include the 2002 above-market portion of earnings on a CSX Corporation deferred compensation program available to Mr. Hagan through his employment at ACL in the amount of $29,621. Amounts shown also include life insurance premium payments made on behalf of Mr. Hagan in the amount of $5,433; matching contributions made by ACL in conjunction with deferral of salary or bonus to a supplementary savings plan on behalf of Mr. Hagan in the amount of $9,450; and payment for the provision of tax services for Mr. Hagan in the amount of $1,991. Amounts for 2002 also include matching contributions made by ACL to Mr. Hagan to the ACL 401(k) plan in the amount of $5,512.

    For 2003, includes severance pay of $275,000; life insurance premium payment made on behalf of Mr. Hagan in the amount of $2,901; payment for the provision of tax services for Mr. Hagan in the amount of $2,903; and accrued vacation pay of $12,116.

(5) Amounts shown for Mr. Hagan were paid by ACL, a significant subsidiary of DHC as of December 27, 2002 and until January 31, 2003.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     There were no stock options or SARS granted to DHC's Named Executive Officers in 2003.

     The following table sets forth the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of fiscal 2003:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

                                                                  NUMBER OF
                                                            SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-
                                                           UNEXERCISED OPTIONS AT         THE-MONEY OPTIONS AT
                             SHARES ACQUIRED    VALUE          FISCAL YEAR END              FISCAL YEAR END
NAME                           ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                         ---------------   --------   -------------------------   ----------------------------
Samuel Zell................        N/A           N/A                    0/0                       $0/0
Michael C. Hagan...........        N/A           N/A               26,250/0                       $0/0
Philip G. Tinkler..........        N/A           N/A              4,166/834                       $0/0

---------------

(1) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding in-the-money options and $2.95, the mean value of DHC common stock on December 31, 2003. All outstanding options have exercise prices in excess of $2.95 and, as a result, none of the options have value as of December 31, 2003.

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

                                                                                    NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                                                                                    FUTURE ISSUANCE UNDER
                                  NUMBER OF SECURITIES TO     WEIGHTED AVERAGE       EQUITY COMPENSATION
                                  BE ISSUED UPON EXERCISE    EXERCISE PRICE OF        PLANS (EXCLUDING
                                  OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                       WARRANTS AND RIGHTS     WARRANTS AND RIGHTS           COLUMN A)
-------------                     -----------------------   --------------------   -----------------------
                                        (A)                     (B)                      (C)
EQUITY COMPENSATION PLANS
  APPROVED BY SECURITY
  HOLDERS.......................         2,564,543                 $4.79                  2,141,048
EQUITY COMPENSATION PLANS NOT
  APPROVED BY SECURITY
  HOLDERS.......................               N/A                   N/A                        N/A
                                         ---------                 -----                  ---------
         TOTAL..................         2,564,543                 $4.79                  2,141,048
                                         =========                 =====                  =========

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is currently composed of Messrs. Sullivan (Chairman), Barse and Isenberg. During 2003, none of the persons who served as members of the Compensation Committee of DHC's Board also was, during that year or previously, an officer or employee of DHC or any of its subsidiaries or had any other relationship requiring disclosure herein, except as follows:

     Mr. Barse is the Chief Executive Officer of Third Avenue Trust and Third Avenue Management, LLC ("TAM"), the sole investment advisor to the Third Avenue Value Fund Series ("TAVF") of Third Avenue Trust. TAM owns over 5% of DHC. Mr. Barse served as the President and Chief Operating Officer of DHC from July 1996 until July 24, 2002.

     As part of the investment and purchase agreement dated as of December 2, 2003 pursuant to which DHC agreed to acquire Covanta, DHC arranged for a new $118 million replacement letter of credit facility for Covanta, secured by a second lien on Covanta's domestic assets. This financing was provided by the Bridge

Lenders: SZ Investments, L.L.C. ("SZ Investments"), Third Avenue Trust, on behalf of Third Avenue Value Fund Series ("Third Avenue") and D. E. Shaw Laminar Portfolios, L.L.C., a significant creditor of Covanta ("Laminar"). Each of SZ Investments, Third Avenue and Laminar or an affiliate own over 5% of DHC's Common Stock. Samuel Zell, Chairman of the Board of Directors and Chief Executive Officer of DHC, Philip G. Tinkler, Chief Financial Officer of DHC and William Pate, a director of DHC, are affiliated with SZ Investments. Martin Whitman and David Barse, directors of DHC, are affiliated with Third Avenue.

     DHC obtained the financing for its acquisition of Covanta pursuant to a note purchase agreement dated December 2, 2003, from the Bridge Lenders. Pursuant to the note purchase agreement, the Bridge Lenders provided DHC with $40 million bridge financing in exchange for notes issued by DHC. In the event that DHC is unable to repay all or a portion of the notes pursuant to a planned rights offering of Common Stock, then the notes are convertible without action by the Bridge Lenders into shares of Common Stock at a price of $1.53 per share subject to certain agreed upon limitations necessitated by DHC's NOLs. These notes have a scheduled maturity date of January 2, 2005 and an extended maturity date of July 15, 2005, and bear interest at a rate of 12% through July 15, 2004 and 16% thereafter. In the event of a default or the failure to pay a convertible note on its maturity, the interest rate under the convertible note increases by 2%. In consideration for the $40 million of bridge financing and the arrangement by the Bridge Lenders of the $118 million second lien credit facility and the arrangement by Laminar of a $10 million international revolving credit facility secured by Covanta's international assets, DHC issued to the Bridge Lenders an aggregate of 5,120,853 shares of Common Stock.

     At the time that DHC entered into the note purchase agreement, agreed to issue the notes convertible into shares of Common Stock and issued the equity compensation to the Bridge Lenders, the Common Stock was trading on the American Stock Exchange at a price of $1.40 per share, which was below the $1.53 per share conversion price of the notes. DHC has agreed with the Bridge Lenders to file a registration statement with the SEC to register the shares of Common Stock issued to them under the note purchase agreement not later than the earlier of June 30, 2004 and ten days after closing of the rights offering.

PENSION PLANS

     DHC does not offer a pension benefit. NAICC offers certain pension and retirement benefits.

BENEFIT PLANS

     DHC does not offer employee benefits. However, Mr. Hagan participated in the ACL 401(k) Plan and received health benefits through ACL. NAICC offers certain benefit plans.

COMPENSATION OF THE BOARD OF DIRECTORS

     Each Director who was not an officer or employee of the DHC or its subsidiaries received compensation of $7,500 per quarter for their services. Each eligible Director was paid $30,000. Members of the Audit, Compensation, Public Policy and Independent Committees were eligible to receive $1,500 per meeting. Payments to Directors for these meetings were $27,000 in total for all Directors. Directors who are officers or employees of DHC or its subsidiaries receive no fees for service on the Board.

BY-LAW AMENDMENT

     DHC's By-Laws were amended in 2003, to allow a holder of 20% of more of the outstanding Common Stock to nominate a candidate for election by DHC's shareholders as a member of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

     The following table sets forth the beneficial ownership of Common Stock as of March 11, 2004 of (a) each Director, (b) each executive officer, and (c) each person known by DHC to own beneficially more than five percent of the outstanding shares of Common Stock. DHC believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares reflected as being beneficially owned by them.

                                                         AMOUNT AND NATURE          PERCENT OF
PRINCIPAL STOCKHOLDERS                               OF BENEFICIAL OWNERSHIP(1)       CLASS
----------------------                               --------------------------     ----------
SZ Investments LLC
  2 N. Riverside Plaza, Suite 600
  Chicago, IL 60606................................           6,740,824               18.75

Third Avenue Management LLC
  622 Third Avenue, 32nd Floor
  New York, NY 10017...............................           2,600,372(2)             7.23

Commissioner of Insurance of the State of
  California
  c/o Loren Suter Special Deputy Commissioner
  Mission Insurance Companies' Trusts
  425 Market Street
  San Francisco, CA 94105..........................           1,803,235(3)             5.02

D.E. Shaw Laminar Portfolios, L.L.C.
  120 West Forty-Fifth Street
  Floor 39, Tower 45
  New York, NY 10036...............................           2,788,127(4)             7.76

EXECUTIVE OFFICERS AND DIRECTORS
--------------------------------
Samuel Zell........................................           6,876,990(5)            19.06
David M. Barse.....................................           2,966,170(6)             8.18
Richard L. Huber...................................              33,333(7)                *
Eugene M. Isenberg.................................             170,189(8)                *
William Pate.......................................              96,238(9)                *
Jean Smith.........................................                  --                   *
Joseph P. Sullivan.................................              53,333(10)               *
Philip G. Tinkler..................................              16,900(11)               *
Martin J. Whitman..................................           3,271,788(12)            9.10
Clayton Yeutter....................................              13,333(13)               *
All Executive Officers and Directors as a Group (10
  persons).........................................          13,498,274               36.96

---------------

   * Percentage of shares beneficially owned does not exceed one percent of the outstanding Common Stock.

 (1) In accordance with provisions of DHC's certificate of incorporation, all certificates representing shares of Common Stock beneficially owned by holders of five percent or more of the Common Stock are owned of record by DHC, as escrow agent, and are physically held by DHC in that capacity.

 (2) Includes 2,600,372 shares beneficially owned by Third Avenue Management, LLC ("TAM"), as the sole investment adviser to Third Avenue Value Fund Series of the Third Avenue Trust ("TAVF"), an investment company registered under the Investment Company Act of 1940 and by separate accounts managed by TAM.

 (3) Beneficially owned by the Commissioner of Insurance of the State of California in his capacity as trustee for the benefit of holders of certain deficiency claims against certain trusts which assumed liabilities of certain present and former insurance subsidiaries of DHC.

 (4) In addition, under a note purchase agreement, Laminar has agreed to acquire up to 8.75 million shares of Common Stock, based upon levels of publication participation in DHC's previously announced rights offering, pursuant to the conversion of notes purchased by Laminar in connection with the financing of the Covanta acquisition. The actual number of shares to be acquired and the date on which such shares will be acquired cannot be determined at this time.

 (5) Includes 6,740,825 shares of Common Stock owned by SZ Investments, which is affiliated with Mr. Zell. Includes 7,000 shares of Common Stock owned by Helen Zell, his wife as trustee of a revocable trust. Also includes shares underlying currently exercisable options to purchase 129,166 shares of Common Stock at an exercise price of $3.37 per share owned by EGI, also an affiliate of Mr. Zell.

 (6) Includes 2,600,372 shares beneficially owned by TAM, as the sole advisor to TAVF and in separate accounts managed by TAM, of which Mr. Barse is the Chief Executive Officer. Includes shares underlying currently exercisable options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.6875 per share, 50,000 shares of Common Stock at an exercise price of $7.0625 per share, 25,000 shares of Common Stock at an exercise price of $3.65625 per share, 50,000 shares of Common Stock at an exercise price of $5.3125 per share, 50,000 shares of Common Stock at an exercise price of $4.00 per share and 100,000 shares of Common Stock at an exercise price of $3.37 per share. Mr. Barse disclaims beneficial ownership of the shares of Common Stock owned by TAM and, therefore, these shares are not held in escrow by DHC.

 (7) Includes 20,000 shares of restricted stock issued to Mr. Huber on May 29, 2002, of which one-third have vested. Also includes shares underlying currently exercisable options to purchase 13,333 shares of Common Stock at an exercise price of $4.26 per share.

 (8) Includes 152,457 shares owned by Salmon Atlas, a partnership controlled by Mr. Isenberg and his wife. Includes shares underlying options to purchase an aggregate of 13,334 shares of Common Stock at an exercise price of $4.00 per share.

 (9) Includes shares underlying currently exercisable options to purchase an aggregate of 22,800 shares of Common Stock at an exercise price of $4.00 per share.

(10) Includes shares underlying currently exercisable options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $5.78 per share and an aggregate of 13,333 shares of Common Stock at an exercise price of $4.26 per share.

(11) Includes shares underlying currently exercisable options to purchase an aggregate of 5,000 shares of Common Stock at an exercise price of $4.00 per share.

(12) Includes 2,600,372 shares beneficially owned by TAM, as the sole investment advisor to TAVF and by separate accounts managed by TAM; 170,509 shares beneficially owned by Martin J. Whitman LLC ("MJW"), a private investment company; and 134,587 shares beneficially owned by Mr. Whitman's wife and three adult family members. Mr. Whitman may be deemed to control TAM. Mr. Whitman is the principal stockholder in MJW and may be deemed to own beneficially the shares owned by MJW. Mr. Whitman disclaims beneficial ownership of the shares of Common Stock owned by TAM and owned by Mr. Whitman's family members and, therefore, these shares are not held in escrow by DHC.

(13) Includes shares underlying currently exercisable options to purchase an aggregate of 13,333 shares of Common Stock at an exercise price of $4.26 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT ARRANGEMENTS

     In connection with his announced retirement as of October 31, 2003, a separation agreement was entered into between Michael C. Hagan and ACL. Under this agreement, Mr. Hagan agreed, among other things, that he would (i) not compete with or solicit employees or customers from ACL during the period from the date of his retirement through June 30, 2004, and (ii) release ACL from all claims he may have against ACL, including any claims relating to his employment with and his separation from ACL, arising under any employment benefit program of ACL, relating to any severance or similar benefit program of ACL, and arising under any age discrimination laws. Under this separation agreement, Mr. Hagan also agreed to provide certain consulting services to ACL through June 30, 2004, including, advising ACL on asset dispositions, its bankruptcy proceedings, and certain customer and business transitional matters. In exchange for his agreements under this separation agreement, including his agreement not to compete with ACL and his release of claims, Mr. Hagan received $275,000 in addition to a $25,000 per month payment for his consulting services to be performed thereunder. Mr. Hagan also will participate in ACL's group medical and dental insurance plans for 2 years after his separation and maintain his participation under ACL's pension plan and 401(k) plan.

     Also in connection with his retirement from ACL, DHC has agreed with Mr. Hagan to extend the period during which Mr. Hagan can exercise options to acquire 26,250 shares of Common Stock to the one-year period running from his retirement date through October 31, 2004. Under this agreement, DHC and Mr. Hagan have mutually agreed to waive and release the other from all claims that may have existed between them, other than any arising under DHC's or any of its subsidiaries' indemnification obligations to its current and former directors, members, officers or board of representative members.

AFFILIATE AGREEMENTS

     DHC has agreed to provide SZ Investments unlimited demand registration rights with respect to the ACL Senior Notes and ACL PIK Notes held by SZ Investments and its affiliates. The selling noteholder, HYI, is an affiliate of SZ Investments. Mr. Zell, DHC's President and Chief Executive Officer and Chairman of the DHC's Board, and Mr. Tinkler, DHC's Chief Financial Officer, are affiliated with SZ Investments and HYI. Mr. Pate, a member of DHC's Board, is affiliated with SZ Investments.

     Prior to and shortly after the acquisition of ACL, DHC shared certain personnel and facilities with several affiliated and unaffiliated companies who have certain common directors and officers, and certain expenses were allocated among the various entities. Personnel costs were allocated based upon actual time spent on DHC business. Costs relating to office space and equipment were allocated based upon actual usage. DHC believes the methodology used for allocation was appropriate. Total expenses allocated to DHC from affiliated entities were $1.7 million for the year ended December 27, 2002.

     DHC has entered into a corporate services agreement dated as of September 2, 2003, pursuant to which EGI has agreed to provide certain administrative services to DHC, including, among others, shareholder relations, insurance procurement and management, payroll services, cash management and treasury functions, technology services, listing exchange compliance and financial and corporate record keeping. Under the agreement, DHC pays to EGI $20,000 per month plus certain out-of-pocket fees and expenses incurred by EGI under this corporate services agreement. Either party may terminate this corporate services agreement on 30 days written notice.

     As part of the investment and purchase agreement dated as of December 2, 2003 pursuant to which DHC agreed to acquire Covanta, DHC arranged for a new $118 million replacement letter of credit facility for Covanta, secured by a second lien on Covanta's domestic assets. This financing was provided by the Bridge Lenders; SZ Investments, L.L.C. ("SZ Investments"), Third Avenue Trust, on behalf of Third Avenue Value Fund Series ("Third Avenue") and D. E. Shaw Laminar Portfolios, L.L.C., a significant creditor of Covanta ("Laminar"). Each of SZ Investments, Third Avenue and Laminar or an affiliate own over 5% of DHC's Common Stock. Samuel Zell, Chairman of the Board of Directors and Chief Executive Officer of DHC, Philip G. Tinkler, Chief Financial Officer of DHC and William Pate, a director of DHC, are affiliated with SZ Investments. Martin Whitman and David Barse, directors of DHC, are affiliated with Third Avenue.

     DHC obtained the financing for its acquisition of Covanta pursuant to a note purchase agreement dated December 2, 2003, from the Bridge Lenders. Pursuant to the note purchase agreement, the Bridge Lenders provided DHC with $40 million of bridge financing in exchange for notes issued by DHC. In the event that DHC is unable to repay all or a portion of the notes pursuant to a planned rights offering of Common Stock, then the notes are convertible without action by the Bridge Lenders into shares of Common Stock at a price of $1.53 per share subject to certain agreed upon limitations necessitated by DHC's NOLs. These notes have a scheduled maturity date of January 2, 2005 and an extended maturity date of July 15, 2005, and bear interest at a rate of 12% per annum through July 15, 2004 and 16% per annum thereafter. In the event of a default or the failure to pay a convertible note on its maturity, the interest rate under the convertible note increases by 2%. In consideration for the $40 million of bridge financing and the arrangement by the Bridge Lenders of the $118 million second lien credit facility and the arrangement by Laminar of a $10 million international revolving credit facility secured by Covanta's international assets, DHC issued to the Bridge Lenders an aggregate of 5,120,853 shares of Common Stock.

     At the time that DHC entered into the note purchase agreement, agreed to issue the notes convertible into shares of Common Stock and issued the equity compensation to the Bridge Lenders, the Common Stock was trading on the American Stock Exchange at a price of $1.40 per share, which was below the $1.53 per share conversion price of the notes. DHC has agreed with the Bridge Lenders to file a registration statement with the SEC to register the shares of Common Stock issued to them under the note purchase agreement not later than the earlier of June 30, 2004 and ten days after closing of the rights offering.

     In addition, under the note purchase agreement Laminar has agreed to convert an amount of convertible notes to acquire up to an additional 8.75 million shares of the Common Stock at $1.53 per share based upon the levels of public participation in the rights offering.

     As part of DHC's negotiations with Laminar and their becoming a 5% shareholder, pursuant to a letter agreement dated December 2, 2003, Laminar has agreed to transfer restrictions on the shares of Common Stock that Laminar holds or will acquire. Further in accordance with the transfer restrictions contained in Article Five of DHC's charter restricting the resale of Common Stock by 5% stockholders, DHC has agreed with Laminar to provide it with limited rights to resell the common stock that it holds.

     The note purchase agreement and other transactions involving the Bridge Lenders were negotiated, reviewed and approved by a special committee of DHC's Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.

     The arrangements described above are each on terms and conditions that DHC believes are in the aggregate not materially more burdensome to DHC than would be obtained on an arm's-length basis among unaffiliated parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents the aggregate fees for audit, audit related, tax and other services rendered by Ernst & Young LLP for the years ended December 31, 2003 and December 27, 2002:

SERVICES                                                         2003         2002
--------                                                      ----------   ----------
Audit fees..................................................  $  844,790   $1,106,942
  Audit-related fees........................................     292,395       79,805
  Tax fees..................................................     407,199      124,860
  All other fees............................................          --           --
                                                              ----------   ----------
          Total.............................................  $1,544,384   $1,311,607
                                                              ==========   ==========

     Audit services included the audits of the consolidated financial statements of DHC and review of financial statements included in DHC's Form 10-Qs. Audit services also included services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for each of the referenced years. Fees include statutory and financial audits for subsidiaries.

     Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of DHC's financial statements. These services were primarily related to financial statement audits of ACL's and NAICC's employee benefit plans in both 2003 and 2002, as well as accounting consultations in connection with the Covanta acquisition and ACL bankruptcy considerations in 2003.

     Tax services fees in 2003 were related principally to tax compliance services for U.S. federal and state and foreign tax returns, as well as tax consulting services for subsidiaries. Tax services fees in 2002 were for tax compliance and consulting services.

     Ernst & Young LLP did not bill any fees that would be categorized as "all other fees" during either of the years ended December 31, 2003 and December 27, 2002.

     The Audit Committee has established a policy in 2003 to review and pre-approve all auditing services and permitted non-audit services. The Chair of the Audit Committee may pre-approve the rendering of services on behalf of the Audit Committee, provided the matter is then presented to the full Audit Committee at the next scheduled meeting.

     All of Ernst & Young's 2003 audit fees were approved by the Audit Committee. The Audit Committee has considered and concluded that the provision of non-audit services is compatible with maintaining the independence of Ernst & Young LLP.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    (1) CONSOLIDATED FINANCIAL STATEMENTS OF DANIELSON HOLDING CORPORATION:

     Included in Part II of this Report:

        Consolidated Statement of Operations, for the years ended December 31, 2003, December 27, 2002 and December 31, 2001.

        Consolidated Statement of Financial Position, as of December 31, 2003 and December 27, 2002.

        Consolidated Statement of Cash Flows, for the years ended December 31, 2003, December 27, 2002 and December 31, 2001.

        Consolidated Statement of Stockholders' Equity, for the years ended December 31, 2003, December 27, 2002 and December 31, 2001.

        Notes to Consolidated Financial Statements, for the years ended December 31, 2003, December 27, 2002 and December 31, 2001.

        Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Danielson Holding Corporation for the years ended December 31, 2003 and December 27, 2002.

        Report of KPMG LLP, Independent Accountants, on the consolidated financial statements of Danielson Holding Corporation for the year ended December 31, 2001.

     (2) FINANCIAL STATEMENT SCHEDULES OF DANIELSON HOLDING CORPORATION

     Included in Part II of this report:

          Schedule I -- Condensed Financial Information of Registrant

          Schedule II -- Valuation and Qualifying Accounts

          Schedule V -- Supplemental Information Concerning Property -- Casualty Insurance Operations

     Included, beginning on page 111 of this report:

          Consolidated Financial Statements of American Commercial Lines LLC:

           Consolidated Statement of Operations, for the year ended December 26, 2003, the period from December 29, 2001 to May 28, 2002, the period from May 29, 2002 to December 27, 2002 and the year ended December 28, 2001.

           Consolidated Statement of Financial Position, as of December 26, 2003 and December 27, 2002.

           Consolidated Statement of Cash Flows, for the year ended December 26, 2003, the period from December 29, 2001 to May 28, 2002, the period from May 29, 2002 to December 27, 2002 and the year ended December 28, 2001.

           Consolidated Statement of Member's (Deficit) Equity, for the year ended December 26, 2003, the period from December 29, 2001 to May 28, 2002, the period from May 29, 2002 to December 27, 2002 and the year ended December 28, 2001.

           Notes to Consolidated Financial Statements, for the year ended December 26, 2003, the period from December 29, 2001 to May 28, 2002, the period from May 29, 2002 to December 27, 2002 and the year ended December 28, 2001.

           Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of American Commercial Lines, LLC for the year ended December 26, 2003 and the periods from December 29, 2001 to May 28, 2002 and May 29, 2002 to December 27, 2002.

           Report of PricewaterhouseCoopers LLP, Independent Accountants, on the consolidated financial statements of American Commercial Lines, LLC for the year ended December 28, 2001.

          All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

     (3) EXHIBITS

 EXHIBIT
   NO.                                                DESCRIPTION
 -------                                              -----------
+2.1       Recapitalization Agreement by and among Danielson Holding Corporation, American Commercial Lines
           Holdings LLC ("ACL Holdings") American Commercial Lines LLC ("ACL"), the Preferred Unitholders
           signatory thereto and the Management Unitholders signatory thereto dated as of March 15, 2002
           (incorporated by reference to Exhibit 10.23 to ACL's Current Report on Form 8-K dated March 15,
           2002 and filed with the Commission on March 27, 2002). The exhibits and schedules referenced in the Recapitalization Agreement have been omitted in accordance with Item 601(b)(2) of Regulation
           S-K. A copy of any omitted exhibit and/or schedule will be furnished supplementally to the
           Securities and Exchange Commission upon request.
+2.2       First Amendment to Recapitalization Agreement dated as of May 29, 2002 by and among Danielson
           Holding Corporation, ACLH Acquisition LLC, ACL Holdings, ACL, the Preferred Unitholders (as
           defined therein) party thereto, the Management Unitholders (as defined therein) party thereto and the Consenting Common Unitholders (as defined therein) party thereto (incorporated by reference to
           Exhibit 10.23 of ACL's Current Report on Form 8-K dated May 29, 2002 and filed with the Commission on June 10, 2002).
+3.1       Restated Certificate of Incorporation of Danielson Holding Corporation.
3.2        Amended and Restated Bylaws of Danielson Holding Corporation.
+3.3       Certificate of Formation of ACL Holdings (incorporated by reference to Exhibit 3.1 of ACL's
           Registration Statement on Form S-4 filed with the Commission on August 28, 1998, as amended
           (Registration No. 333-62227)).
+3.4       Form of Certificate of Formation of ACL and the Subsidiary Guarantors (incorporated by reference to Exhibit 3.2 of ACL's Registration Statement on Form S-4 filed with the Commission on August 28,
           1998, as amended (Registration No. 333-62227)).
+3.5       Form of Limited Liability Company Agreement for the Subsidiary Guarantors (incorporated by reference to Exhibit 3.3 of ACL's Registration Statement on Form S-4 filed with the Commission on
           August 28, 1998, as amended (Registration No. 333-62227)).

 EXHIBIT
   NO.                                                DESCRIPTION
 -------                                              -----------
+3.6       Amended and Restated Limited Liability Company Agreement of the Parent dated as of January 22,
           2003 by and between the Parent and ACLines LLC. (incorporated by reference to Exhibit 3.4 of ACL's
           2002 Annual Report on Form 10-K for the period ended December 27, 2002 and filed with the
           Commission on March 27, 2003).
+3.7       Amended and Restated Limited Liability Company Agreement of ACL dated as of January 22, 2003 by and between the Parent and ACL (incorporated by reference to Exhibit 3.4 of ACL's 2002 Annual
           Report on Form 10-K for the period ended December 27, 2002 and filed with the Commission on March
           27, 2003).
+3.8       Certificate of Incorporation of ACL Capital (incorporated by reference to Exhibit 3.6 of ACL's
           Registration Statement on Form S-4 filed with the Commission on August 28, 1998, as amended
           (Registration No. 333-62227)).
+3.9       By-laws of ACL Capital (incorporated by reference to Exhibit 3.7 of ACL's Registration Statement on Form S-4 filed with the Commission on August 28, 1998, as amended (Registration No.
           333-62227)).
+4.1       Indenture dated as of June 30, 1998 by and among ACL, ACL Capital and the Subsidiary Guarantors and the United States Trust Company of New York, as trustee (incorporated by reference to Exhibit
           4.1 of ACL's Registration Statement on Form S-4 filed with the Commission on August 28, 1998, as amended (Registration No. 333-62227)).
+4.2       Purchase Agreement dated as of June 23, 1998 among ACL, ACL Capital and the Subsidiary Guarantors,
           Wasserstein Perella Securities, Inc. and Chase Securities Inc. (incorporated by reference to
           Exhibit 4.2 of ACL's Registration Statement on Form S-4 filed with the Commission on August 28,
           1998, as amended (Registration No. 333-62227)).
+4.3       Registration Rights Agreement dated as of June 23, 1998 by and among ACL, ACL Capital and the
           Subsidiary Guarantors, Wasserstein Perella Securities, Inc. and Chase Securities Inc.
           (incorporated by reference to Exhibit 4.3 of ACL's Registration Statement on Form S-4 filed with the Commission on August 28, 1998, as amended (Registration No. 333-62227)).
+4.4       Registration Rights Agreement dated as of June 30, 1998 by and among ACL, Vectura, National
           Marine, CSX Brown, Stuart Agranoff and Steven Anderson and each Person whose name is set forth on
           Schedule I therein (incorporated by reference to Exhibit 4.4 of ACL's Registration Statement on
           Form S-4 filed with the Commission on August 28, 1998, as amended (Registration No. 333-62227)).
+4.5       Supplemental Indenture dated as of May 29, 2002 by and among ACL, ACL Capital Corp. and The Bank of New York (as successor trustee to United States Trust Company of New York) as Trustee
           (incorporated by reference to Exhibit 4.1 of ACL's Quarterly Report on Form 10-Q for period ending
           June 28, 2002 and filed with the Commission on August 14, 2002).
+4.6       Indenture dated May 29, 2002 for 11 1/4% Senior Notes due 2008 by and among ACL, ACL Capital
           Corp., the Subsidiary Guarantors (defined therein) party thereto and The Bank of New York, as
           Trustee (incorporated by reference to Exhibit T3C filed with Amendment No. 1 to ACL's Application for Qualification of Indenture Under the Trust Indenture Act of 1939 on Form T-3, filed with the
           Commission on May 29, 2002 (File No. 022-28597)).
+4.7       Indenture dated May 29, 2002 for 12% Pay-In-Kind Senior Subordinated Notes due 2008 by and among
           ACL, ACL Capital Corp., the Subsidiary Guarantors (defined therein) party thereto and The Bank of
           New York, as Trustee (incorporated by reference to Exhibit T3C filed with Amendment No. 1 to ACL's
           Application for Qualification of Indenture Under the Trust Indenture Act of 1939 on Form T-3,
           filed with the Commission on May 29, 2002 (File No. 022-28598)).
+4.8       Credit Agreement dated as of June 30, 1998 among ACL, ACL Holdings, the Lenders (as defined therein) and The Chase Manhattan Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent ("Credit Agreement") (incorporated by reference to Exhibit 10.1 of
           ACL's Registration Statement on Form S-4 filed with the Commission on August 28, 1998, as amended
           (Registration No. 333-62227)).

 EXHIBIT
   NO.                                                DESCRIPTION
 -------                                              -----------
+4.9       Amendment No. 1, Waiver and Agreement dated as of January 29, 1999 to Credit Agreement
           (incorporated by reference to Exhibit 10.14 of ACL's 2000 Annual Report on Form 10-K for the
           period ended December 29, 2000 and filed with the Commission on March 29, 2001).
+4.10      Amendment and Waiver No. 2 dated as of December 13, 1999 to Credit Agreement (incorporated by reference to Exhibit 10.15 of ACL's 2000 Annual Report on Form 10-K for the period ended December
           29, 2000 and filed with the Commission on March 29, 2001).
+4.11      Consent and Waiver No. 3 dated as of June 1, 2000 to Credit Agreement (incorporated by reference to Exhibit 10.16 of ACL's 2000 Annual Report on Form 10-K for the period ended December 29, 2000 and filed with the Commission on March 29, 2001).
+4.12      Amendment No. 4, Consent and Waiver dated as of October 13, 2000 to Credit Agreement (incorporated by reference to Exhibit 10.17 of ACL's 2000 Annual Report on Form 10-K for the period ended
           December 29, 2000 and filed with the Commission on March 29, 2001).
+4.13      Amendment No. 5, Waiver and Agreement dated as of December 29, 2000 to Credit Agreement
           (incorporated by reference to Exhibit 10.18 of ACL's 2000 Annual Report on Form 10-K for the
           period ended December 29, 2000 and filed with the Commission on March 29, 2001).
+4.14      Forbearance Agreement dated as of February 22, 2002 among the Parent, ACL, the ACL subsidiary guarantors, the Lenders (as defined therein), and The JPMorgan Chase Bank, as administrative agent
           (incorporated by reference to Exhibit 10.20 of ACL's 2001 Annual Report on Form 10-K for the
           period ended December 28, 2001 and filed with the Commission on March 28, 2002).
+4.15      Amendment Agreement dated as of April 11, 2002 among ACL, the Parent, the Lenders (as defined therein) party thereto and The JPMorgan Chase Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent (incorporated by reference to Exhibit 10.1 of ACL's
           Quarterly Report on Form 10-Q for the period ended June 28, 2002 and filed with the Commission on
           August 14, 2002).
+4.16      Credit Agreement dated as of June 30, 1998, as Amended and Restated as of April 11, 2002, among
           ACL, the Parent, the Lenders (as defined therein) party thereto and The JPMorgan Chase Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent (incorporated by reference to Exhibit 10.2 of ACL's Quarterly Report on Form 10-Q for the period ended June 28,
           2002 and filed with the Commission on August 14, 2002).
+4.17      Amendment No. 1 and Agreement dated as of September 27, 2002 to the Amended and Restated Credit
           Agreement dated as of April 11, 2002 among ACL, the Parent, the Lenders (as defined therein) party thereto and The JPMorgan Chase Bank, as issuing bank, as administrative agent, as security trustee, and as collateral agent (incorporated by reference to Exhibit 10.1 of ACL's Quarterly
           Report on Form 10-Q for the period ended September 27, 2002 and filed with the Commission on
           November 12, 2002).
4.18       Credit Agreement, dated as of March 10, 2004, by and among Covanta Energy Corporation and each of its Subsidiaries party thereto, the Lenders listed therein, Bank of America, N.A., and Deutsche
           Bank AG, New York Branch.
4.19       Credit Agreement, dated as of March 10, 2004, by and among Covanta Energy Corporation and each of its Subsidiaries party thereto, the Lenders listed therein, and Bank One, NA.
4.20       Indenture dated as of March 10, 2004 by and among Covanta Energy Corporation, the Guarantors named therein, and U.S. Bank National Association, as trustee, for the 8.25% Senior Secured Notes due
           2011.
4.21       Indenture dated as of March 10, 2004 by and among Covanta Energy Corporation and U.S. Bank Trust
           National Association, as trustee for the 7.5% Unsecured Notes due 2012.
+4.22      Registration Rights Agreement dated November 8, 2002 among Danielson Holding Corporation and S.Z.
           Investments, LLC.

 EXHIBIT
   NO.                                                DESCRIPTION
 -------                                              -----------
+4.23      Registration Rights Agreement, dated as of December 2, 2003, by and between Danielson Holding
           Corporation, D.E. Shaw Laminar Portfolios, L.L.C., S.Z. Investments, L.L.C., and Third Avenue
           Trust, on behalf of the Third Avenue Value Fund Series, a Delaware business trust (incorporated by reference to Exhibit 4.1 of Danielson Holding Corporation's Current Report on Form 8-K dated
           December 2, 2003 and filed with the Commission on December 5, 2003).
4.24       Pledge Agreement, dated March 10, 2004, by and between Danielson Holding Corporation and Bank of
           America, N.A. in its capacity as collateral agent for and representative of the Secured Parties as defined therein.
4.25       Intercreditor Agreement, dated March 10, 2004, by and among Covanta Energy Corporation, the
           Subsidiaries listed therein, the Detroit L/C Lenders listed therein, the New L/C Lenders listed therein, Bank of America, N.A., Bank One, NA, Deutsche Bank Securities, Inc., Danielson Holding
           Corporation, U.S. Bank National Association, and the Companies listed therein.
4.26       Intercreditor Agreement, dated March 10, 2004, by and among Covanta Power International Holdings,
           Inc., the Subsidiaries listed therein, Covanta Energy Americas, Inc., Revolver Lenders listed therein, the Term Loan Lenders listed therein, Bank of America, N.A., Deutsche Bank Securities,
           Inc., Deutsche Bank AG, New York Branch, U.S. Bank National Association, Wells Fargo Bank, N.A.,
           and the Companies listed therein.
4.27       Security Agreement, dated March 10, 2004, by and among Covanta Energy Corporation, the Other
           Borrowers listed therein, any Additional Grantors, and Bank of America, N.A.
4.28       Security Agreement, dated March 10, 2004, by and among Covanta Power International Holdings, Inc., the Other Borrowers listed therein, and Bank of America, N.A.
4.29       Pledge Agreement, dated March 10, 2004, by and between Covanta Energy Americas, Inc., and Bank of
           America, N.A.
4.30       Security and Pledge Agreement, dated January 31, 2003, by and among ACL, the Subsidiaries listed therein, the Debtor-in Possession listed therein, and JPMorgan Chase Bank.
4.31       Revolving Credit and Guaranty Agreement, dated January 31, 2003, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank, J.P. Morgan
           Securities Inc., General Electric Capital Corporation, and Bank One, NA.
4.32       First Amendment to Revolving Credit and Guaranty Agreement, dated March 13, 2003, by and among
           ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank,
           General Electric Capital Corporation, and Bank One, NA.
4.33       Second Amendment to Revolving Credit and Guaranty Agreement, dated March 13, 2003, by and among
           ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank,
           General Electric Capital Corporation, and Bank One, NA.
4.34       Third Amendment to Revolving Credit and Guaranty Agreement, dated December 22, 2003, by and among
           ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank,
           General Electric Capital Corporation, and Bank One, NA.
4.35       Fourth Amendment to Revolving Credit and Guaranty Agreement, dated February 24, 2004, by and among
           ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank,
           General Electric Capital Corporation, and Bank One, NA.
4.36       First Preferred Fleet Mortgage, dated February 3, 2003, by ACL in favor of JPMorgan Chase Bank.
4.37       First Preferred Fleet Mortgage, dated February 3, 2003, by Houston Fleet LLC in favor of JPMorgan
           Chase Bank.
4.38       First Preferred Fleet Mortgage, dated February 3, 2003, by Louisiana Dock Company LLC in favor of
           JPMorgan Chase Bank.
+10.1      Stock Purchase and Sale Agreement dated as of April 14, 1999 by and between Samstock, L.L.C. and
           Danielson Holding Corporation (incorporated by reference to Exhibit 10.1 of Danielson Holding
           Corporation's Report on Form 10-Q for the period ended June 30, 1999 and filed with the Commission on August 13, 1999).

 EXHIBIT
   NO.                                                DESCRIPTION
 -------                                              -----------
+10.2      Amendment No. 1, Assignment and Consent to Assignment of Stock Purchase and Sale Agreement dated
           May 7, 1999 among Samstock, L.L.C., S.Z. Investments, LLC and Danielson Holding Corporation
           (incorporated by reference to Exhibit 10.2 of Danielson Holding Corporation's Report on Form 10-Q
           for the period ended June 30, 1999 and filed with the Commission on August 13, 1999).
+10.3      Termination of Investment Agreement dated November 8, 2002 among Danielson Holding Corporation,
           Martin J. Whitman and S.Z. Investments, LLC.
+10.4      Letter Agreement dated April 14, 1999 by and between Equity Group Investments, L.L.C. and
           Danielson Holding Corporation (incorporated by reference to Exhibit 10.5 of Danielson Holding
           Corporation's Report on Form 10-Q for the period ended June 30, 1999 and filed with the Commission on August 13, 1999).
+10.5      Amendment dated June 2, 1999 to Letter Agreement dated April 14, 1999 by and between Equity Group
           Investments, L.L.C. and Danielson Holding Corporation (incorporated by reference to Exhibit 10.6 of Danielson Holding Corporation's Report on Form 10-Q for the period ended June 30, 1999 and filed with the Commission on August 13, 1999).
*+10.6     1995 Stock and Incentive Plan. (Included as Amended Appendix B to Proxy Statement filed on August
           2, 2000.)
+10.7      Letter Agreement dated December 20, 2002 between Danielson Holding Corporation, ACL and Credit
           Suisse First Boston Corporation.
*+10.8     ACL Severance Pay Plan (incorporated by reference to Exhibit 10.10 of ACL's Annual Report on Form
           10-K for the period ended December 25, 1998 and filed with the Commission on March 25, 1999).
*+10.9     ACL Salary Continuation Plan, as amended (incorporated by reference to Exhibit 10.11 of ACL's
           Annual Report on Form 10-K for the period ended December 25, 1998 and filed with the Commission on
           March 25, 1999).
+10.10     Receivables Purchase Agreement between American Commercial Lines Funding Corporation, as Seller,
           American Commercial Barge Line LLC, as Servicer, Jupiter Securitization Corporation, as a
           Purchaser, The Financial Institutions from time to time party thereto, as Purchasers and Bank One,
           NA (Main Office Chicago), as Agent, dated as of May 24, 2002 (incorporated by reference to Exhibit
           10.3 of ACL's Quarterly Report on Form 10-Q for the period ended June 28, 2002 and filed with the
           Commission on August 14, 2002).
+10.11     First Amendment to Receivables Purchase Agreement dated as of November 11, 2002 between American
           Commercial Lines Funding Corporation, as Seller, American Commercial Barge Line LLC, as Servicer,
           the financial institutions from time to time party to the Receivables Purchase Agreement, as bank inventors, Jupiter Securitization Corporation (together with the bank investors, the Purchaser)
           and Bank One, NA (Main Office Chicago), as agent (incorporated by reference to Exhibit 10.2 of
           ACL's Quarterly Report on Form 10-Q for the period ended September 27, 2002 and filed with the
           Commission on November 12, 2002).
+10.12     Receivables Sales Agreement between American Commercial Barge Line LLC, as an Originator, American
           Commercial Terminals LLC, as an Originator, and American Commercial Lines Funding Corporation, as
           Buyer, dated as of May 24, 2002 (incorporated by reference to Exhibit 10.4 of ACL's Quarterly
           Report on Form 10-Q for the period ended June 28, 2002 and filed with the Commission on August 14,
           2002).
*+10.13    Management Agreement by and between ACL and Michael C. Hagan dated May 29, 2002 (incorporated by reference to Exhibit 10.5 of ACL's Quarterly Report on Form 10-Q for the period ended June 28,
           2002 and filed with the Commission on August 14, 2002).
*10.14     Separation and Termination Agreement by and between ACL and Michael C. Hagan dated August 12,
           2003.
*10.15     Separation Agreement by and between Danielson Holding Corporation and Michael C. Hagan dated
           October 10, 2003.
*+10.16    Management Agreement by and between ACL and James J. Wolff dated May 29, 2002 (incorporated by reference to Exhibit 10.6 of ACL's Quarterly Report on Form 10-Q for the period ended June 28,
           2002 and filed with the Commission on August 14, 2002).

 EXHIBIT
   NO.                                                DESCRIPTION
 -------                                              -----------
*10.17     Release and Waiver of Employment and Separation from Employment Claims by and between ACL and
           James J. Wolff dated June 25, 2003.
*+10.18    Amendment of the Special Retirement Plan of ACL dated May 22, 2002 (incorporated by reference to
           Exhibit 10.7 of ACL's Quarterly Report on Form 10-Q for the period ended June 28, 2002 and filed with the Commission on August 14, 2002).
*+10.19    Amendment of the Supplemental Savings Plan of Eligible Executives of ACL dated May 22, 2002
           (incorporated by reference to Exhibit 10.8 of ACL's Quarterly Report on Form 10-Q for the period ended June 28, 2002 and filed with the Commission on August 14, 2002).
10.20      Engagement Letter, dated July 28, 2003, by and between Danielson Holding Corporation and Credit
           Suisse First Boston LLC.
+10.21     Investment and Purchase Agreement by and between Danielson Holding Corporation and Covanta Energy
           Corporation, dated December 2, 2003 (incorporated by reference to Exhibit 2.1 of Danielson Holding
           Corporation's Current Report on Form 8-K dated December 2, 2003 and filed with the Commission on
           December 5, 2003), as amended by that certain Amendment to the Investment and Purchase Agreement, made and entered into on February 23, 2004, by and between the same parties (incorporated by reference to Exhibit 2.3 of Danielson Holding Corporation's Current Report on Form 8-K dated March
           10 2004 and filed with the Commission on March 11, 2004).
+10.22     Note Purchase Agreement by and among Danielson Holding Corporation, S.Z. Investments, L.L.C.,
           Third Avenue Trust, on behalf of Third Avenue Value Fund, and D. E. Shaw Laminar Portfolios,
           L.L.C. dated December 2, 2003 (incorporated by reference to Exhibit 2.2 of Danielson Holding
           Corporation's Current Report on Form 8-K dated December 2, 2003 and filed with the Commission on
           December 5, 2003), as amended by that certain First Amendment to Note Purchase Agreement and
           Consent, made and entered into as of February 23, 2004, by and among the same parties
           (incorporated by reference to Exhibit 2.4 of Danielson Holding Corporation's Current Report on
           Form 8-K dated March 10, 2004 and filed with the Commission on March 11, 2004).
+10.23     Letter Agreement by and between Danielson Holding Corporation and D.E. Shaw Laminar Portfolios,
           L.L.C. dated December 2, 2003 (incorporated by reference to Exhibit 10.1 of Danielson Holding
           Corporation's Current Report on Form 8-K dated December 2, 2003 and filed with the Commission on
           December 5, 2003).
+10.24     Letter Agreement by and between Danielson Holding Corporation and Equity Group Investments, L.L.C.
           dated December 1, 2003 (incorporated by reference to Exhibit 10.2 of Danielson Holding
           Corporation's Current Report on Form 8-K dated December 2, 2003 and filed with the Commission on
           December 5, 2003).
10.25      Tax Sharing Agreement, dated as of March 10, 2004, by and among Danielson Holding Corporation,
           Covanta Energy Corporation, and Covanta Power International Holdings, Inc.
10.26      Corporate Services Reimbursement Agreement, dated as of March 10, 2004, by and between Danielson
           Holding Corporation and Covanta Energy Corp.
+10.27     Corporate Services Reimbursement Agreement, dated as of September 2, 2003, by and between
           Danielson Holding Corporation and Equity Group Investments, L.L.C. (incorporated by reference to
           Exhibit 10.1 of Danielson Holding Corporation's Quarterly Report on Form 10-Q for the period ended
           September 30, 2003 and filed with the Commission on November 7, 2003).
10.28      Credit Agreement, dated as of March 10,. 2004, by and among Covanta Power International Holdings,
           Inc. and each of its Subsidiaries party thereto, the Lenders listed therein, Bank of America,
           N.A., and Deutsche Bank Securities, Inc.
10.29      Credit Agreement, dated as of March 10,. 2004, by and among Covanta Power International Holdings,
           Inc. and each of its Subsidiaries party thereto, the Lenders listed therein, and Deutsche Bank AG,
           New York Branch.
10.30      Management Services and Reimbursement Agreement, dated March 10, 2004, by among Covanta Energy
           Corporation, Covanta Energy Group, Inc., Covanta Projects, Inc., Covanta Power International
           Holdings, Inc., and certain Subsidiaries listed therein.

 EXHIBIT
   NO.                                                DESCRIPTION
 -------                                              -----------
+21.1      Subsidiaries of Danielson Holding Corporation. (incorporated by reference to Exhibit 21 of
           Danielson Holding Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
           1996, and filed with the Commission on March 28, 1997).
23.1       Consent of Independent Accountants, dated March 15, 2004, by PricewaterhouseCoopers LLP.
31.1       Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of
           2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2       Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of
           2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
32.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 from the Chief Executive Officer of Danielson Holding Corporation.
32.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 from the Chief Financial Officer of Danielson Holding Corporation.

---------------

+ Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.

* Management Contract or Compensatory Plan or Arrangement.

     (b) DHC filed a current report on Form 8-K dated November 7, 2003 to file its press release announcing its earnings for the quarter ended September 20, 3003. DHC filed a current report on Form 8-K dated December 2, 2003 to report its proposed acquisition of Covanta.

     (c) Exhibits: See Index to Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Danielson Holding Corporation
                                          (Registrant)

                                          By:       /s/ SAMUEL ZELL
                                          --------------------------------------
                                                       Samuel Zell
                                          President and Chief Executive Officer

March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                        DATE                        TITLE
----                                        ----                        -----
           /s/ SAMUEL ZELL             March 15, 2004    President, Chief Executive Officer
-------------------------------------                       and Chairman of DHC Board of
             Samuel Zell                                   Directors (Principal Executive
                                                                      Officer)

        /s/ PHILIP G. TINKLER          March 15, 2004    Chief Financial Officer (Principal
-------------------------------------                     Financial and Accounting Officer)
          Philip G. Tinkler                                      *  Attorney-in-Fact

          *  DAVID M. BARSE            March 15, 2004                 Director
-------------------------------------
           David M. Barse

         *  RICHARD L. HUBER           March 15, 2004                 Director
-------------------------------------
          Richard L. Huber

        *  EUGENE M. ISENBERG          March 15, 2004                 Director
-------------------------------------
         Eugene M. Isenberg

         /s/ WILLIAM C. PATE           March 15, 2004                 Director
-------------------------------------
           William C. Pate

            *  JEAN SMITH              March 15, 2004                 Director
-------------------------------------
             Jean Smith

        *  JOSEPH P. SULLIVAN          March 15, 2004                 Director
-------------------------------------
         Joseph P. Sullivan

        *  MARTIN J. WHITMAN           March 15, 2004                 Director
-------------------------------------
          Martin J. Whitman

         *  CLAYTON YEUTTER            March 15, 2004                 Director
-------------------------------------
           Clayton Yeutter

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      FISCAL                                             FISCAL
                                                                    YEAR ENDED                                          YEAR ENDED
                                                                   DECEMBER 26,   MAY 29, 2002 TO   DECEMBER 29, 2001   DECEMBER 28,
                                                                       2003      DECEMBER 27, 2002   TO MAY 28, 2002        2001
                                                                       ----      -----------------   ---------------        ----
                                                                                             (DOLLARS IN THOUSANDS)
OPERATING REVENUE
     Revenue                                                         $ 609,663       $ 420,013          $ 279,807         $729,692
     Revenue from Related Parties                                       10,408           8,034              4,998           58,809
                                                                     ----------      ----------         ----------        ---------
                                                                       620,071         428,047            284,805          788,501
OPERATING EXPENSE
     Materials, Supplies and Other                                     273,803         184,332            138,092          341,606
     Restructuring Cost                                                      -             565             13,493                -
     Rent                                                               37,044          29,896             23,121           56,711
     Labor and Fringe Benefits                                         148,474          97,021             65,760          166,041
     Fuel                                                               83,427          49,348             30,434           93,560
     Depreciation and Amortization                                      54,918          37,407             21,824           55,497
     Gain on Property Dispositions, Net                                   (287)              -               (455)         (16,498)
     Taxes, Other Than Income Taxes                                     22,325          15,485             10,926           26,223
                                                                     ----------      ----------         ----------        ---------
          Total Operating Expenses                                     619,704         414,054            303,195          723,140
                                                                     ----------      ----------         ----------        ---------
OPERATING INCOME (LOSS)                                                    367          13,993            (18,390)          65,361

OTHER EXPENSE (INCOME)
     Interest Expense ($71,106 Contractual Interest for 2003)           41,514          35,944             25,712           70,932
     Other, Net                                                         (6,016)          3,307                827             (359)
                                                                     ----------      ----------         ----------        ---------
                                                                        35,498          39,251             26,539           70,573
                                                                     ----------      ----------         ----------        ---------
LOSS BEFORE REORGANIZATION ITEMS, INCOME TAXES,
     AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        (35,131)        (25,258)           (44,929)          (5,212)

REORGANIZATION ITEMS                                                    24,344               -                  -                -
                                                                     ----------      ----------         ----------        ---------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE                                              (59,475)        (25,258)           (44,929)          (5,212)

INCOME TAXES (BENEFIT)                                                   2,101             743               (919)             118
                                                                     ----------      ----------         ----------        ---------

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     (61,576)        (26,001)           (44,010)          (5,330)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                       -               -                  -             (490)
                                                                     ----------      ----------         ----------        ---------
NET LOSS                                                             $ (61,576)      $ (26,001)         $ (44,010)        $ (5,820)
                                                                     ==========      ==========         ==========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                               DECEMBER 26,          DECEMBER 27,
                                                                                   2003                  2002
                                                                                   ----                  ----
                                                                                       (DOLLARS IN THOUSANDS)

                                  ASSETS

  CURRENT ASSETS

     Cash and Cash Equivalents                                                       $ 35,275              $ 14,496
     Cash, Restricted                                                                   7,754                 6,328
     Accounts Receivable, Net                                                          74,204                40,884
     Accounts Receivable - Related Parties                                              6,356                11,494
     Materials and Supplies                                                            33,090                34,384
     Other Current Assets                                                              15,539                25,809
                                                                            ------------------    ------------------
        Total Current Assets                                                          172,218               133,395

  PROPERTIES-Net                                                                      540,144               585,785
  PENSION ASSETS                                                                       21,824                20,806
  INVESTMENT IN EQUITY INVESTEES                                                       57,862                55,677
  OTHER ASSETS                                                                         20,148                15,978
                                                                            ------------------    ------------------
        Total Assets                                                                $ 812,196             $ 811,641
                                                                            ==================    ==================

                                LIABILITIES

  LIABILITIES NOT SUBJECT TO COMPROMISE
     CURRENT LIABILITIES
          Accounts Payable                                                           $ 21,833              $ 33,301
          Accrued Payroll and Fringe Benefits                                          14,075                15,713
          Deferred Revenue                                                              8,180                10,364
          Accrued Claims and Insurance Premiums                                         4,924                26,547
          Accrued Interest                                                              5,184                16,429
          Short-Term Debt                                                                   -                41,000
          Current Portion of Long-Term Debt                                            84,996               553,620
          Other Liabilities                                                            25,456                35,423
          Other Liabilities - Related Parties                                              24                   168
                                                                            ------------------    ------------------
            Total Current Liabilities                                                 164,672               732,565

          Pension Liability                                                            21,516                15,072
          Other Liabilities                                                            18,162                19,982
                                                                            ------------------    ------------------
        Total Liabilities Not Subject to Compromise                                   204,350               767,619

  LIABILITIES SUBJECT TO COMPROMISE
     Accounts Payable                                                                  34,759                     -
     Accrued Claims and Insurance Premiums                                              4,506                     -
     Accrued Interest                                                                  10,762                     -
     Short-Term Debt                                                                   46,146                     -
     Current Portion of Long-Term Debt                                                528,449                     -
     Other Liabilities                                                                  2,898                     -
                                                                            ------------------    ------------------
        Total Liabilities Subject to Compromise                                       627,520                     -

                                                                            ------------------    ------------------
        Total Liabilities                                                             831,870               767,619
                                                                            ------------------    ------------------

                         MEMBER'S (DEFICIT) EQUITY

  Member's Interest                                                                    85,025                85,025
  Other Capital                                                                         1,021                 1,429
  Unearned Compensation                                                                  (289)               (1,132)
  Retained Deficit                                                                    (87,577)              (26,001)
  Accumulated Other Comprehensive Loss                                                (17,854)              (15,299)
                                                                            ------------------    ------------------
        Total Member's (Deficit) Equity                                               (19,674)               44,022
                                                                            ------------------    ------------------

        Total Liabilities and Member's (Deficit) Equity                             $ 812,196             $ 811,641
                                                                            ==================    ==================

    The accompanying notes are an integral part of the consolidated financial statements.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       FISCAL YEAR    MAY 29, 2002   DECEMBER 29,    FISCAL YEAR
                                                                          ENDED           TO            2001            ENDED
                                                                       DECEMBER 26,    DECEMBER 27,   TO MAY 28,      DECEMBER 28,
                                                                           2003           2002          2002             2001
                                                                           ----           ----          ----             ----
                                                                                         (DOLLARS IN THOUSANDS)
     Net Loss                                                           $ (61,576)     $ (26,001)     $ (44,010)        $ (5,820)

     Adjustments to Reconcile Net Loss to Net Cash
        Provided by (Used in) Operating Activities:
           Depreciation and Amortization                                   54,918         37,407         21,824           55,497
           Interest Accretion and Debt Issuance Cost Amortization           8,877          4,033          1,245            4,413
           Gain on Property Dispositions                                     (287)             -           (455)         (16,498)
           Other Operating Activities                                      (4,170)         2,751         (5,422)          (1,735)
           Reorganization Items                                            24,344              -              -                -
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                         (36,465)       (10,100)        (3,240)         (12,010)
              Materials and Supplies                                        2,281          2,111         (5,160)          (1,384)
              Accrued Interest                                              6,485         15,407         10,332              413
              Other Current Assets                                         (1,517)         6,366         (3,149)          (4,998)
              Other Liabilities                                            12,803         (5,396)         8,357            6,710
                                                                       -----------     ----------     ----------     ------------
              Net Cash Provided by (Used In) Operating Activities
                   before Reorganization Items                              5,693         26,578        (19,678)          24,588

           Reorganization Items Paid                                      (21,759)             -              -                -
                                                                       -----------     ----------     ----------     ------------
              Net Cash (Used in) Provided by Operating Activities         (16,066)        26,578        (19,678)          24,588
                                                                       -----------     ----------     ----------     ------------

INVESTING ACTIVITIES
     Property Additions                                                    (9,209)        (7,757)        (5,605)         (19,772)
     Investment in Vessel Leasing LLC                                           -              -              -           (6,808)
     Proceeds from Property Dispositions                                    2,422          1,089            988           23,918
     Net Change in Restricted Cash                                         (1,426)           236              -                -
     Proceeds from Sale of Terminals                                            -              -              -            7,818
     Proceeds from Property Condemnation                                        -              -              -            2,730
     Other Investing Activities                                            (3,604)          (894)        (2,859)          (4,594)
                                                                       -----------     ----------     ----------     ------------
              Net Cash (Used in) Provided by Investing Activities         (11,817)        (7,326)        (7,476)           3,292

FINANCING ACTIVITIES
     Danielson Holding Corporation Investment                                   -              -         25,000                -
     Short-Term Borrowings                                                  5,146          7,000              -           17,250
     DIP Credit Facility Borrowings                                        50,000              -              -                -
     Long-Term Debt Repaid                                                 (3,204)       (28,353)       (25,190)         (47,937)
     Bank Overdrafts                                                          325         (1,785)         1,149           (6,670)
     Debt Costs                                                            (3,001)        (1,035)             -           (3,463)
     Other Financing Activities                                              (604)        (1,468)          (173)             625
                                                                       -----------     ----------     ----------     ------------
              Net Cash Provided by (Used in) Financing Activities          48,662        (25,641)           786          (40,195)
                                                                       -----------     ----------     ----------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                       20,779         (6,389)       (26,368)         (12,315)
Cash and Cash Equivalents at Beginning of Period                           14,496         20,885         47,253           59,568
                                                                       -----------     ----------     ----------     ------------
              Cash and Cash Equivalents at End of Period                 $ 35,275       $ 14,496       $ 20,885         $ 47,253
                                                                       ===========     ==========     ==========     ============

Supplemental Cash Flow Information:
     Interest Paid                                                        $27,708        $13,061        $36,595          $65,504
     Income Taxes Paid                                                      3,343            306          1,104            1,175

    The accompanying notes are an integral part of the consolidated financial statements.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
               CONSOLIDATED STATEMENT OF MEMBER'S (DEFICIT) EQUITY

                                                                                                          ACCUMULATED
                                                                                           RETAINED         OTHER
                                                      MEMBER'S      OTHER     UNEARNED      EARNINGS     COMPREHENSIVE
                                                      INTEREST     CAPITAL  COMPENSATION   (DEFICIT)     INCOME (LOSS)       TOTAL
                                                      --------     -------  ------------   ---------     -------------       -----
                                                    (DOLLARS IN
                                                     THOUSANDS)
Balance at December 29, 2000                         $ 220,074   $ 163,799         $ -      $ (526,007)       $ (484)    $ (142,618)

Cumulative Effect of Accounting Change
     as of December 30, 2000                                 -           -           -               -          (300)          (300)

Comprehensive Loss:
     Net loss                                                -           -           -          (5,820)            -         (5,820)
     Net loss on fuel swaps designated as
         cash flow hedging instruments                       -           -           -               -          (271)          (271)
     Net loss on interest rate swaps
         designated as cash flow
         hedging instruments                                 -           -           -               -          (747)          (747)
     Foreign currency translation                            -           -           -               -           (55)           (55)
                                                      --------     -------      ------       ---------     ---------      ---------
          Total Comprehensive Loss                           -           -           -          (5,820)       (1,073)        (6,893)

Contribution of capital by CSX                               -       2,781           -               -             -          2,781
Consolidation of ACL Funding Corp.                           -           -           -            (989)            -           (989)
                                                      --------     -------      ------       ---------     ---------      ---------
Balance at December 28, 2001                           220,074     166,580           -        (532,816)       (1,857)      (148,019)
                                                                                                                                  -
Comprehensive Loss:                                                                                                               -
     Net loss                                                -           -           -         (44,010)            -        (44,010)
     Net gain on fuel swaps designated as                                                                                         -
         cash flow hedging instruments                       -           -           -               -           174            174
     Net gain on interest rate swaps                                                                                              -
         designated as cash flow
         hedging instruments                                 -           -           -               -           228            228
     Foreign currency translation                            -           -           -               -          (219)          (219)
                                                      --------     -------      ------       ---------     ---------      ---------
          Total Comprehensive Loss                           -           -           -         (44,010)          183        (43,827)

Other                                                        -        (373)          -               -             -           (373)
                                                      --------     -------      ------       ---------     ---------      ---------
Balance at May 28, 2002                                220,074     166,207           -        (576,826)       (1,674)      (192,219)


Elimination of historical equity                      (220,074)   (166,207)          -         576,826         1,674        192,219
Acquisition of ACL by Danielson
         Holding Corporation                            82,256           -           -               -             -         82,256
Acquisition of Vessel Leasing                            2,769           -           -               -             -          2,769
Issuance of restricted Parent
         Company common stock                                -       1,695      (1,695)              -             -              -
Amortization of unearned compensation                        -           -         297               -             -            297
Cancellation of restricted Parent
         Company common stock                                -        (266)        266               -             -              -

Comprehensive Loss:
     Net loss                                                -           -           -         (26,001)            -        (26,001)
     Net gain on fuel swaps designated as
         cash flow hedging instruments                       -           -           -               -            68             68
     Net loss on interest rate swaps
         designated as cash flow
         hedging instruments                                 -           -           -               -          (290)          (290)
     Foreign currency translation                            -           -           -               -           408            408
     Minimum pension liability adjustment                    -           -           -               -       (15,485)       (15,485)
                                                      --------     -------      ------       ---------     ---------      ---------
          Total Comprehensive Loss                           -           -           -         (26,001)      (15,299)       (41,300)
                                                      --------     -------      ------       ---------     ---------      ---------
Balance at December 27, 2002                            85,025       1,429      (1,132)        (26,001)      (15,299)        44,022

Amortization of unearned compensation                        -           -         435               -             -            435
Cancellation of restricted Parent
         Company common stock                                -        (408)        408               -             -              -

Comprehensive Loss:
     Net loss                                                -           -           -         (61,576)            -        (61,576)
     Net gain on fuel swaps designated as
         cash flow hedging instruments                       -           -           -               -           452            452
     Net gain on interest rate swaps
         designated as
         cash flow hedging instruments                       -           -           -               -           440            440
     Foreign currency translation                            -           -           -               -           504            504
     Minimum pension liability adjustment                    -           -           -               -        (3,951)        (3,951)
                                                      --------     -------      ------       ---------     ---------      ---------
          Total Comprehensive Loss                           -           -           -         (61,576)       (2,555)       (64,131)
                                                      --------     -------      ------       ---------     ---------      ---------
Balance at December 26, 2003                          $ 85,025     $ 1,021      $ (289)      $ (87,577)    $ (17,854)     $ (19,674)
                                                      ========     =======      ======       =========     =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1. NATURE OF OPERATIONS AND PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     NATURE OF OPERATIONS

The operations of American Commercial Lines LLC ("ACL") include barge transportation together with related terminal, marine construction and vessel repair along the inland waterways. Barge transportation services include the movement of steel and other bulk products, grain, coal, and liquids in the United States and South America, and account for the majority of ACL's revenues. Marine construction, repair and terminal services are provided to customers in marine transportation and other related industries in the United States. ACL has long-term contracts with some customers.

ACL was a wholly-owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998 ACL's parent, American Commercial Lines Holdings LLC (the "Parent") completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. ("Vectura") and its subsidiaries ("NMI" or the "NMI Contribution") were combined with that of ACL.

On May 29, 2002, American Commercial Lines Holding LLC ("ACL Holdings"), ACL's parent company, and ACL completed a comprehensive restructuring involving the acquisition and recapitalization of ACL Holdings and ACL (the "Danielson Recapitalization") by Danielson Holding Corporation ("DHC") and its subsidiaries (collectively with DHC, "Danielson") and the restructuring of ACL's outstanding debt obligations (see Note 6). Consulting fees and legal costs incurred in connection with the Danielson Recapitalization are included in restructuring costs in the accompanying consolidated statement of operations.

     PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

During 2002 and 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth. Due to these factors, ACL's revenues and earnings did not meet expectations and ACL's liquidity was significantly impaired. Debt covenant violations occurred as discussed in Note 6 and as a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003 (the "Petition Date"), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code" or "Chapter 11") under case number 03-90305. Included in the filing are ACL, ACL's direct parent (American Commercial Lines Holdings LLC), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the "Debtors") under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court under case number 03-90305. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries.

ACL and the other Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11 a plan of reorganization that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined; however, the Debtors have the exclusive right to file a plan of reorganization at any time on or before March 28, 2004. If the exclusive filing period were to expire, other parties, such as ACL creditors, would have the right to propose alternative plans of reorganization. During the pendency of these Chapter 11 cases, the Debtors have routinely requested extension of the exclusivisity period. Such extensions have been granted with the support of the Debtors' creditors. The Debtors intend to file for an additional extension of the exclusivity period beyond the current March 28, 2004 date, as may be necessary.

The Debtors' direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 of the Bankruptcy Code and are not debtors-in-possession. Two other entities in which ACL has an ownership interest, Vessel Leasing LLC and Global Materials Services LLC, also did not file petitions under Chapter 11 of the Bankruptcy Code and are not debtors-in-possession.

Qualifying pension and 401k plan funds are held in trust and protected under federal regulations. All required contributions are current in the respective plans.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Debtors have entered into a Revolving Credit and Guaranty Agreement ("DIP Credit Facility") that provides up to $75 million of financing during ACL's Chapter 11 proceeding. As of December 26, 2003, participating bank commitments under the DIP Credit Facility total $75 million, consisting of a $50 million term loan and a $25 million revolving credit facility. Of this amount, the Debtors have fully drawn the $50 million term loan, which was used to retire ACL's Pre-Petition Receivables Facility (see Note 5) and which continues to be used to fund the Debtors' day-to-day cash needs. The Debtors have made no draws against the revolving credit facility. Total amounts drawn under the DIP Credit Facility are limited by a borrowing base (as defined in the DIP Credit Facility). The borrowing base limit was $56 million as of December 26, 2003 and is updated weekly. The DIP Credit Facility is secured by the same and additional assets that collateralized the Senior Credit Facilities and ACL's Pre-Petition Receivables Facility, and bears interest, at ACL's option, at London Inter Bank Offered Rates ("LIBOR") plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the facility.

The obligations of the Debtors under the DIP Credit Facility, by court order, have super-priority administrative claim status as provided under the Bankruptcy Code. Under the Bankruptcy Code, a super-priority claim is senior to secured and unsecured pre-petition claims and all administrative expenses incurred in the Chapter 11 case. In addition, with certain exceptions (including a carve-out for unpaid professional fees and disbursements), the DIP Credit Facility obligations are secured by (1) a first-priority lien on all unencumbered pre- and post-petition property of the Debtors, (2) a first-priority priming lien on all property of the Debtors that is encumbered by the existing liens securing the Debtors' pre-petition secured lenders and (3) a junior lien on all other property of the Debtors that is encumbered by the pre-petition liens.

The DIP Credit Facility also contains certain restrictive covenants that, among other things, restrict the Debtors' ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, limit its capital expenditures to defined levels and restrict advances to certain subsidiaries.

The DIP Credit Facility will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) July 31, 2004 (with borrowings repayable on August 2, 2004), (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court, or (iii) the acceleration of the term loans or the revolving credit loans made by any of the banks who are a party to the DIP Credit Facility and the termination of the total commitment under the DIP Credit Facility pursuant to the DIP Credit Facility.

As a result of the Chapter 11 filings, certain events of default under the Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes (see Note
6) have occurred, the effects of which are stayed pursuant to certain provisions of the Bankruptcy Code.

Under Chapter 11, actions by creditors to collect claims in existence at the filing date are stayed or deferred absent specific Bankruptcy Court authorization to pay such pre-petition claims while the Debtors continue to manage their businesses as debtors-in-possession and act to develop a plan of reorganization for the purpose of emerging from these proceedings. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including but not limited to employee wages and certain employee benefits, certain critical vendor payments, certain insurance and claim obligations and certain tax obligations as a plan of reorganization is developed. A claims bar date of December 5, 2003 was established for all other pre-petition creditors to file a claim against the estate of the various debtors. The Debtors are currently in the process of reviewing the claims that were filed against the Debtors. The ultimate amount of claims allowed by the Court against the Debtors could be significantly different than the amount of the liabilities recorded by the Debtors.

The consolidated financial statements contained herein have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), assuming that ACL will continue as a going concern. The claims in existence at the filing date are presented as Liabilities Subject to Compromise in the accompanying Consolidated Statement of Financial Position.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The amount of the claims to be filed against the Debtors by their creditors could be significantly different than the amount of the liabilities recorded by the Debtors. The Debtors also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Under these Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and ACL's equity investor may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possible substantially less) than 100% of their face value, and the membership interests of ACL's equity investor being diluted or cancelled. The Debtors have not yet proposed a plan of reorganization. The Debtors' pre-petition creditors and ACL's equity investor will each have a vote in the plan of reorganization.

The Chapter 11 process presents inherent material uncertainty; it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Debtors will continue to operate in their present organizational structure, or the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors and equity holder. The ultimate recovery, if any, by creditors and equity holder will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies.

Reorganization items, as reported in the accompanying consolidated statement of operations are compromised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the ACL's decision to reorganize under Chapter 11. Pursuant to SOP 90-7, these items are aggregrated and reported as a separate component of expense below operating income. For the year ended December 26, 2003 , these items include:

REORGANIZATION ITEMS:

  Professional Fees                $ 16,740
  Severance and Retention             1,486
  Charter Guarantees                  5,146
  Interest Income                      (138)
  Other Reorganization Items          1,110
                                   --------
    TOTAL REORGANIZATION ITEMS     $ 24,344
                                   ========

The Debtors have received Bankruptcy Court approval for the retention of legal, financial and management consulting professionals to advise the Debtors in the bankruptcy proceedings and the restructuring of its business. In accordance with the Bankruptcy Code, the creditors also have the right to retain their own financial, legal and other professionals to provide these constituencies advice during the pendency of the Chapter 11 cases. The Debtors are obligated to pay the cost of the creditors' professionals. The professional fees above reflect payment for those services in addition to the accrual of $1,250 toward a $2,500 success fee payable to one of the Debtor's financial advisors upon consummation of the plan of reorganization.

The Debtors have also received Bankruptcy Court approval for the payment of a retention bonus to certain key executives and the payment of a success fee bonus to an executive upon consummation of the plan of reorganization and the achievement of other performance goals. The expense for these items is $1,277 in 2003 and is included in the severance and retention amount presented above.

As a result of the bankruptcy filing, ACL has initially rejected certain barge leases and other executory contracts. These rejections and the consequent reduction in the size of the domestic barging fleet resulted in a number of salary and vessel employee positions being eliminated. In addition, a number of management changes were initiated to better position ACL to emerge from Chapter
11. The related severance expense and payments of $1,169 is included in the severance and retention amount presented above. As a part of this process, certain executives also released their claims to benefits under several non-qualified executive compensation programs. The resultant gain of $960 is also included in severance and retention.

                       AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As a result of the rejection of certain barge charter agreements due to the Chapter 11 filing and the rights of the charter owners to rely upon letters of credit to guarantee future payments of charter hire, draws totalling $5,146 were made on the letters of credit.

Pursuant to SOP 90-7, interest income from cash on hand as a result of debtor-in-possession financing is also presented as a reorganization item.

Other reorganization items include cost incurred related to the DIP Credit Facility and expense from rejecting executory contracts.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

In connection with Danielson becoming the owner of 100% of the membership interests in ACLines LLC ("ACLines"), which wholly owns ACL Holdings, Danielson elected to push down its basis of accounting to the net assets of ACL. ACL's net assets, liabilities and member's equity have been adjusted, as of the acquisition date, following push down accounting (see Note 3). Accordingly, effective May 29, 2002, ACL's accounts have been adjusted to a new basis to reflect Danielson's basis in ACL's assets and liabilities based on the estimated fair values of such assets and liabilities using the principles of Financial Accounting Standards No. 141, "Business Combinations."

As noted above, the consolidated financial statements contained herein have been prepared in accordance with SOP 90-7, assuming that ACL will continue as a going concern. ACL and certain of its subsidiaries are currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court. Continuation of ACL as a going concern is contingent upon, among other things, ACL's ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, ACL's ability to continue to comply with the DIP Credit Facility (see Note 1) and the ability of ACL to generate the required cash flows from operations and, where necessary, obtain financing sources sufficient to satisfy future obligations.

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

     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the results of operations, cash flows and financial position of ACL and its majority-owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are accounted for under the equity method, depending on the extent of control.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     FISCAL YEAR

ACL follows an annual fiscal reporting period, which ends on the last Friday in December.

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

     CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term investments with a maturity of less than three months when purchased. ACL has from time to time, cash in banks in excess of federally insured limits.

     RESTRICTED CASH

As part of the Maritime Administration guaranteed financing, Vessel Leasing LLC ("Vessel Leasing") is required to maintain a minimum cash balance on account which amounted to $7,754 as of December 26, 2003 and $6,328 as of December 27, 2002.

     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                2003                        2002
                                         --------------------        --------------------
Accounts Receivable                                 $ 75,838                    $ 42,747
Allowance for Doubtful Accounts                       (1,634)                     (1,863)
                                         --------------------        --------------------
                                                    $ 74,204                    $ 40,884
                                         ====================        ====================

ACL maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. See Note 5 regarding repurchase of receivables in 2003.

     MATERIALS AND SUPPLIES

Materials and supplies are carried at the lower of cost (average) or market and consist of the following:

                                      2003                        2002
                               --------------------        --------------------
     Raw Materials                         $ 3,715                     $ 3,818
     Work in Process                        15,227                      15,577
     Parts and Supplies                     14,148                      14,989
                               --------------------        --------------------
                                          $ 33,090                    $ 34,384
                               ====================        ====================

     PROPERTIES, DEPRECIATION AND AMORTIZATION

Properties consist of the following:

                                                2003                        2002
                                         --------------------        --------------------
     Land                                           $ 15,741                    $ 11,050
     Buildings and Improvements                       24,674                      16,537
     Equipment                                       589,961                     593,935
                                         --------------------        --------------------
                                                     630,376                     621,522
     Less Accumulated Depreciation                    90,232                      35,737
                                         --------------------        --------------------
                                                   $ 540,144                   $ 585,785
                                         ====================        ====================

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Properties are stated at cost less accumulated depreciation. At May 29, 2002, properties were fair valued in conjunction with the purchase price allocation. Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and improvements are depreciated from 15 to 45 years. Equipment is depreciated from 5 to 42 years.

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. Properties include $720 for barges which have been removed from service during 2003. These assets were written down to their estimated salvage value through a $2,078 charge to earnings which is included in materials, supplies and other in the consolidated statement of operations. In addition, intangible assets were written down, due to abandonment of a software project, through a $1,643 charge to earnings which is also included in materials, supplies and other in the consolidated statement of operations. There were no long-lived asset impairment losses in 2002 and 2001.

Depreciation expense was $45,745 for fiscal year 2003, $20,500 for the period December 29, 2001 through May 28, 2002, $35,737 for the period May 29, 2002 through December 27, 2002 and $52,100 for fiscal year 2001. Amortization expense, relating to software and intangible assets which are included in other assets, was $9,173 for fiscal year 2003; $1,324 for the period December 29, 2001 through May 28, 2002; $1,670 for the period May 29, 2002 through December 27, 2002 and $3,397 for fiscal year 2001. Remaining amortization related to intangible assets amounts to $3,858 in 2004 and $3,858 in 2005. In conjunction with the Bankruptcy filing, ACL rejected a substantial number of barge leases. As such, 2003 amortization expense includes a charge of $1,213 for writing favorable leases to zero. Depreciation and amortization expense for fiscal year 2003 was reduced by $4,397 due to changes in estimates in finalizing the purchase price allocation.

In the fourth quarter of 2001, ACL changed the useful life of towboats from 30 years to 42 years, which reduced the net loss by $1,142 for the year ended December 28, 2001. This change in accounting estimate was based on additional information about the useful life of the towboat fleet.

     DEBT AMORTIZATION

ACL amortizes debt costs over the term of the debt. Amortization expense was $2,957 for fiscal year 2003, $1,245 for the period December 29, 2001 through May 28, 2002; $1,150 for the period May 29, 2002 through December 27, 2002; and $4,413 for fiscal year 2001 and is included in interest expense in the consolidated statement of operations.

     DEBT DISCOUNT

On May 29, 2002 ACL issued new debt (see Note 6) which was recorded at fair value. The difference between the principle amount of the notes and the fair value (discount) is being amortized using the interest method over the life of the notes. The amortization of the discount was $5,919 for fiscal year 2003 and $2,882 for the period May 29, 2002 through December 27, 2002 and is included in interest expense in the consolidated statement of operations.

     REVENUE RECOGNITION

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

     REPAIRS AND MAINTENANCE

Repairs that extend the original economic life of an asset or that enhance the functionality of an asset are capitalized and amortized over their estimated economic life. All other repairs and maintenance are expensed. Routine boat engine overhauls that occur on a two to four year cycle are expensed when incurred. Repair and maintenance expense was $27,492 for fiscal year 2003 ; $14,357 for the period December 29, 2001 through May 28, 2002; $17,971 for the period May 29, 2002 through December 27, 2002; and $32,581 for fiscal year 2001 and is included in materials, supplies and other expense in the consolidated statement of operations.

     FOREIGN CURRENCY TRANSLATION

Assets and liabilities relating to investments in foreign operations are translated into U. S. dollars using current exchange rates; revenues and expenses are translated into U. S. dollars using the average exchange rate during the period. When the functional currency is the local currency, the translation gains and losses are excluded from income and are recorded in the other comprehensive income component of member's equity. If the functional currency is the U. S. dollar, the translation gains and losses are recorded as other income or expense in the consolidated statement of operations.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

     RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective June 30, 2003, the beginning of the first interim period after June 15, 2003. The provisions of this statement did not have an impact on ACL's financial statements in 2003.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen, including deferral of certain provisions to 2004. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE other financial interest in the VIE ("a variable interest holder") is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of this statement did not have an impact on ACL's financial statements in 2003. ACL continues to assess what impact FIN 46 may have in 2004, but does not believe it will have a significant impact.

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

Additionally, under SFAS 146, if the benefit arrangement requires employees to render future service beyond a "minimum retention period," a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of SFAS 146 did not have an impact on ACL's financial statements in 2003.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3. DANIELSON ACQUISITION OF ACL

Danielson's basis in ACL's net assets at the acquisition date of $85,025 includes $7,000 in cash paid for membership interests in ACL Holdings; $2,769 in cash paid for a 50% membership interest in Vessel Leasing LLC ("Vessel Leasing"), an entity in which ACL owns the other 50% membership interest; the contribution of $25,000 in cash and ACL 10 1/4% senior notes due June 30, 2008 having an estimated fair value of $43,650; and costs incurred by Danielson directly associated with the acquisition of $6,606.

As a result of Danielson's acquisition of ACL and the push down purchase accounting that resulted, ACL recorded several non-cash adjustments including the following:

               Properties                                $ 117,772
               Net Pension Asset                            (5,426)
               Investment in Equity Investees              (11,793)
               Other Assets                                 (7,555)
                                                         ----------
                                                         $  92,998
                                                         ==========

               Short-Term Debt                           $ (50,000)
               Accrued Interest                            (22,492)
               Other Current Liabilities                     3,112
               Pension Liability                           (18,264)
               Other Long-Term Liabilities                 (16,408)
               Contribution of 10 1/4% senior notes
                    at par including accrued interest      (64,082)
               Long-Term Debt                              (13,343)
               Equity                                      274,475
                                                         ----------
                                                          $ 92,998
                                                         ==========

The above adjustments reflect the estimated fair value of assets and liabilities acquired by Danielson as of the date of the acquisition, May 29, 2002. In 2003, management finalized the allocation of the Danielson purchase price based on this fair value. The fair value of the assets exceeded the Danielson purchase price by $128,165. This excess was allocated as a pro rata reduction to individual assets based on fair value, excluding financial assets with the exception of equity method investments, assets to be disposed of by sale, prepaid assets related to pension plans and other current assets.

The pro forma unaudited results of operations for the years ended December 27, 2002 and December 28, 2001, assuming consummation of the acquisition as of December 30, 2000, are as follows:

                                                                 2002             2001
                                                                 ----             ----
     Revenue                                                  $ 712,686        $ 747,526
     Loss before cumulative effect of accounting change         (76,039)          (9,935)
     Net loss                                                   (76,039)          (8,540)

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4.  INVESTMENT IN EQUITY INVESTEES

ACL has ownership interests in the following entities which are accounted for by the equity method:

UABL LIMITED ("UABL") - ACL has a 50% ownership interest in UABL, an Argentine company. UABL's operations include barge transportation services in Argentina, Bolivia, Brazil, Paraguay and Uruguay.

GLOBAL MATERIALS SERVICES LLC ("GMS") - ACL has a 50% ownership interest in GMS which is a joint venture between American Commercial Terminals-Memphis LLC, a wholly owned subsidiary of American Commercial Terminals, which is a wholly owned subsidiary of ACL, DHC, a 5.4% owner, and Mid-South Terminal Company, L.P., an unaffiliated third party. GMS' principal operations include terminal facilities along the inland waterways.

GLOBAL MATERIAL SERVICES VENEZUELA ("GMSV") - ACL has a 42% ownership interest in GMSV. During 2002, GMS, ACL and minority owners organized new companies to unload bauxite in Venezuela. The GMSV companies are Global Materials Services Venezuela C.A., GMS Venezuela Terminal Partners LLC and GMS Venezuela Terminal Holdings LLC. ACL contributed $1,417 in capital to GMSV in 2002.

VESSEL LEASING LLC ("Vessel Leasing") - In 2001, ACL and Vectura Group LLC invested in a new company, Vessel Leasing. Prior to May 29, 2002, ACL accounted for its investment in Vessel Leasing under the equity method. On May 29, 2002, Danielson acquired the remaining 50% membership interest in Vessel Leasing for $2,769 in cash. As a result, ACL consolidated the assets and liabilities of Vessel Leasing in the consolidated statement of financial position beginning May 29, 2002. ACL has also included the net income of Vessel Leasing in the consolidated statement of operations from the Danielson purchase date.

Earnings (losses) related to ACL's equity method investees aggregate $4,714 for fiscal year 2003; ($272) for the period May 29, 2002 through December 27, 2002; $642 for the period December 29, 2001 through May 28, 2002; and ($2,541) for the fiscal year 2001. These earnings (losses) are included in other income in the consolidated statement of operations.

ACL's most significant investments in equity investees relate to UABL and GMS which amounted to $40,467 and $12,685, respectively, at December 26, 2003. The excess of ACL's equity in the underlying net assets of UABL and GMS over its investments in these entities amounted to $7,874 and $775, respectively, at December 26, 2003. These differences are being amortized on a straight-line basis over 20 years for UABL and 8 years for GMS as a component of the equity in earnings of the investments.

The following is a summary of aggregated financial information for UABL and GMS:


                                       December 26,           December 27,
                                           2003                   2002
                                           ----                   ----
Current assets                            $25,207                 $16,937
Noncurrent assets                         152,200                 152,072
Current liabilities                        25,317                  34,538
Noncurrent liabilities                     59,744                  49,421

                                                   May 29,             December 29,
                           Year Ended              2002 to                 2001                Year Ended
                          December 26,           December 27,           to May 28,            December 28,
                              2003                   2002                  2002                   2001
                              ----                   ----                  ----                   ----
Revenue                     $111,078               $61,450               $35,671                $103,364
Operating income              10,475                 2,272                 2,982                   3,117
Net earnings (loss)            5,367                   (62)                  235                  (4,990)

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 5. ACCOUNTS RECEIVABLE SECURITIZATION

ACL's receivables facility, which was administered by PNC Bank, N.A., was replaced on May 29, 2002 with a Receivables Purchase Agreement among American Commercial Lines Funding Corporation ("ACLF"), American Commercial Barge Line LLC, Jupiter Securitization Corporation and Bank One, NA (the "Pre-Petition Receivables Facility") having substantially the same terms as the old receivables facility. As discussed in Note 1, the Pre-Petition Receivables Facility was retired by ACL repurchasing $37,000 of receivables with proceeds from the DIP Credit Facility.

At December 27, 2002, ACL had $39,300 outstanding under its accounts receivable securitization facility agreement and had $27,590 of net residual interest in the securitized receivables which is included in accounts receivable, net on the consolidated statement of financial position. The fair value of the net residual interest was measured at the time of the sale and was based on the sale of similar assets. From December 29, 2001 through May 28, 2002 ACL received gross proceeds of $3,800 from the sale of receivables and made gross payments of $12,200 under the agreement in place during that period. From May 29, 2002 through December 29, 2002 ACL received gross proceeds of $20,300 and made gross payments of $23,600 under the Pre-Petition Receivables Facility. In 2001, ACL received gross proceeds of $30,800 from the sale of receivables and made gross payments of $35,800 under the agreement in place during that period.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). The Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. ACL adopted SFAS 140 on April 1, 2001. The adoption required the consolidation of ACLF, a wholly-owned subsidiary, that was previously treated as a non-consolidated Qualified Special Purpose Entity. The consolidation resulted in a charge to retained earnings of $989 in 2001.

NOTE 6. DEBT

                                                                  DECEMBER 26,  DECEMBER 27,
                                                                     2003         2002
                                                                     ----         ----
Short-term debt not subject to compromise:
 Revolving Credit Facility                                        $     --      $ 41,000

Current portion of long-term debt not subject to compromise:
 Debtor in Possession Term Loan B                                   50,000            --
 Bonds guaranteed by the Maritime Administration                    34,996        37,740
 Tranche A Term Loan                                                    --        43,119
 Tranche B Term Loan                                                    --       124,141
 Tranche C Term Loan                                                    --       146,069
 New Senior Notes                                                       --       128,491
 Senior Subordinated Notes (PIK Notes)                                  --        68,797
 Old Senior Notes                                                       --         4,946
 Other Notes                                                            --           317
                                                                  --------      --------
                                                                    84,996       553,620
Short-term debt subject to compromise:
 Revolving Credit Facility                                          46,146            --

Current portion of long-term debt subject to compromise:
 Tranche A Term Loan                                               43,119            --
 Tranche B Term Loan                                               124,141            --
 Tranche C Term Loan                                               146,069            --
 New Senior Notes                                                  129,793            --
 Senior Subordinated Notes (PIK Notes)                              80,194            --
 Old Senior Notes                                                    5,133            --
                                                                  --------      --------
                                                                   528,449            --
                                                                  --------      --------
Total Debt                                                        $659,591      $594,620
                                                                  ========      ========

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


DEBTOR IN POSSESSION AGREEMENT

As discussed above in Note 1, ACL and the other debtor subsidiaries entered into a DIP Credit Facility that provides up to $75,000 of financing consisting of a $50,000 term loan and a $25,000 revolving credit facility. The DIP Term Loan B was drawn in 2003 pursuant to the bankruptcy filing. The loan is limited to $50,000 and matures on July 31, 2004. No amounts have been drawn against the revolving credit facility. The DIP Credit Facility contains a provision limiting the total amount of outstanding loans under the facility based upon a borrowing base calculation (as defined in the DIP Credit Facility). The borrowing base limitation was $56,000 as of December 26, 2003 and is updated weekly. The DIP Credit Facility is secured by the same and additional assets that collateralized the Senior Credit Facilities (described below) and ACL's Pre-Petition Receivables Facility, and bears interest, at ACL's option, at LIBOR plus four percent or Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. The interest rates as of December 26, 2003 ranged from 5.1875% to 5.25%. There are also certain interest rates in the event of a default under the facility.

The DIP Credit Facility also contains certain restrictive covenants that, among other things, limit the Debtors' ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, limit its capital expenditures to a defined level and restrict advances to certain subsidiaries.

PRE-PETITION SENIOR CREDIT FACILITIES

As a result of the Chapter 11 filings, certain events of default under the Senior Credit Facilities, New Senior Notes, PIK Notes and Old Senior Notes (see below) have occurred, the effects of which are stayed pursuant to certain provisions of the Bankruptcy Code.

ACL's credit facilities as of April 11, 2002 were amended and restated (the amended and restated credit facilities are hereafter referred to as the "Senior Credit Facilities") to, among other things, modify financial and restrictive covenants thereunder, prepay $25,000 of term loans (the "Term Loans") thereunder from the $25,000 in cash contributed by Danielson and convert $50,000 of revolving credit loans (the "Revolving Credit Facility") thereunder into a new tranche of term loans having an interest rate and other terms substantially similar to the revolving credit loans under ACL's old senior credit facilities. The amended and restated credit agreement with ACL's senior secured lenders contains mandatory prepayments of the term loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as excess cash flow, as defined in the credit agreement.

ACL also completed an exchange offer in 2002 (the "Exchange Offer") for the Old Senior Notes, pursuant to which $284,500 or approximately 96.4%, of the principal amount of ACL's Old Senior Notes were tendered, with the $58,493 principal amount of ACL's Old Senior Notes contributed by Danielson and its subsidiaries to ACL Holdings being deemed tendered in the Exchange Offer. Holders of Old Senior Notes who tendered their Old Senior Notes pursuant to the Exchange Offer received approximately $134,700 aggregate principal amount of new 11.25% senior notes ("New Senior Notes") and approximately $112,900 aggregate principal amount of 12% pay-in-kind senior subordinated notes ("PIK Notes"). The debt exchange was not an extinguishment of debt for accounting purposes since the terms of the new debt are not substantially different from the terms of the Old Senior Notes exchanged.

Following the consummation of the Exchange Offer, a holder of $4,000 aggregate principal amount of the Old Senior Notes exchanged such notes and accrued interest for approximately $2,400 of New Senior Notes and approximately $2,000 of PIK Notes as permitted by the indentures governing the notes, following which $6,500 of the Old Senior Notes remained outstanding.

Since ACL applied push down accounting effective with Danielson's acquisition of ACL, ACL's debt was adjusted to fair value at the acquisition date. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method.

The Revolving Credit Facility, which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $49,470, matures June 30, 2005, but each loan must be repaid within one year. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus a margin based on ACL's performance. The interest rates as of December 26, 2003 ranged from 6.4375% to 6.5%.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Tranche A Term Loans mature June 30, 2005. Tranche B Term Loans mature June 30, 2006. Tranche C Term Loans mature June 30, 2007. The Term Loans bear interest at a rate equal to LIBOR plus a margin based on ACL's performance. The annual interest rates as of December 26, 2003 were: Tranche A - 6.5%, Tranche B - 6.75% and Tranche C - 7.0%. These rates are inclusive of a 1% payment-in-kind ("PIK") interest rate which accrues from November 8, 2002 until the time of a consummation of a plan of reorganization under Chapter 11. ACL is paying the interest on the Senior Credit Facility as it becomes due. The 1% PIK interest will be payable upon consummation of a plan of reorganization.

The New Senior Notes are due January 1, 2008 and bear interest at an annual rate of 11.25%, payable semi-annually. The PIK Notes are due July 1, 2008 and bear interest at an annual rate of 12%. ACL has the option of issuing new PIK Notes in lieu of paying cash interest on such notes each June 30 and December 31 until maturity. After 2 years from issuance, interest accretes at 13.5% per annum if ACL elects to not pay the interest due in cash. The interest rate remains 12% if the interest is paid in cash. The Old Senior Notes are due June 30, 2008 and bear interest at an annual rate of 10.25%. Since the bankruptcy filing, ACL has not accrued or paid interest on the new Senior Notes, PIK Notes or the Old Senior Notes.

In connection with the Exchange Offer, ACL completed a consent solicitation of the holders of the Old Senior Notes, which resulted in the elimination or amendment of substantially all the restrictive covenants contained in the indenture governing the Old Senior Notes, the subordination of the subsidiary guarantees of the Old Senior Notes to the subsidiary guarantees of ACL's Senior Credit Facilities, the New Senior Notes and the PIK Notes and the waiver of any and all defaults under the indenture governing the Old Senior Notes through the effective date of the exchange offer, May 29, 2002.

As noted above, DHC purchased the 50% equity interests that Vectura Group LLC owned in Vessel Leasing at the time Danielson acquired ACL. Vessel Leasing, which was formerly accounted for under the equity method is now consolidated with ACL. Accordingly, the bonds issued by Vessel Leasing that are guaranteed by the U.S. Maritime Administration are included in ACL's debt balance. Vessel Leasing is not a debtor-in-possession and is a not a guarantor of the DIP Credit Facility. Vessel Leasing's long-term debt is not guaranteed by ACL or any of ACL's other subsidiaries.

ACL has an outstanding loan guarantee of $2,138 in the borrowings of one of its equity investees, GMS Venezuela C.A., from the International Finance Corporation.

The Senior Credit Facilities are secured by the assets of the guarantor subsidiaries. The New Senior Notes and the PIK notes are unsecured. The Senior Credit Facilities and the indentures governing the New Senior Notes and the PIK Notes (the "Indentures") contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios. The Indentures also contain certain cross default provisions.

On December 31, 2002, ACL elected to exercise its rights under the Indentures to postpone the interest payments due on the New Senior Notes and Old Senior Notes for thirty days. This resulted in an event of default under the Senior Credit Facilities and the Pre-Petition Receivables Facility. An additional default occurred under the Senior Credit Facilities when ACL initiated proceedings under Chapter 11 as of January 31, 2003. Accordingly, ACL has classified all of its long-term debt as current debt as of December 27, 2002. The effects of these events of default are stayed pursuant to certain provisions of the Bankruptcy Code.

At December 26, 2003, the principal payments of long-term debt based on the contractual terms of the instruments prior to the Chapter 11 filings were as follows:


                     2004      $  35,891
                     2005         87,991
                     2006         89,322
                     2007        111,103
                     2008        269,383
               Thereafter         21,273
                               ---------
                                 614,963
Unamortized debt discount        (51,518)
                               ---------
                               $ 563,445
                               =========

Upon adoption of SFAS No. 145 in 2003 which rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", ACL reclassified an extraordinary gain of $1,885 recorded in 2001 (relating to the retirement of senior notes) to other income in the consolidated statement of operations for 2001.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 7.  INCOME TAXES

ACL and its subsidiaries (except for ACL Capital Corp., American Commercial Lines Funding Corporation and the foreign subsidiaries) are organized as limited liability companies. As such, ACL passes through its U.S. federal and substantially all of its state (but not foreign) taxable income to its members who are responsible for income taxes on such taxable income.

Components of income tax expense (benefit) follow:

                        May 29, 2002 to      December 29, 2001
               2003    December 27, 2002      to May 28, 2002        2001
               ----    -----------------      ---------------        ----
State        $    37        $ (12)                 $   1             $ 24
Foreign        2,069          750                   (920)              94
Federal           (5)           5                     --               --
             -------        -----                  -----             ----
             $ 2,101        $ 743                  $(919)            $118
             =======        =====                  =====             ====

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



NOTE 8.  EMPLOYEE BENEFIT PLANS

ACL sponsors or participates in defined benefit plans covering both salaried and hourly employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates near retirement or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended. Plan assets consist primarily of common stocks, corporate bonds and cash and cash equivalents.

In addition to the defined benefit pension and related plans, ACL has a defined benefit post-retirement healthcare plan covering most full-time employees. The plan provides medical benefits and is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the healthcare plan anticipates future cost-sharing changes to the written plan that are consistent with ACL's expressed intent to increase the retiree contribution rate annually.

In 2003, ACL modified the post-retirement healthcare plan by discontinuing coverage to new hires and current employees who had not reached age 50 by July 1, 2003 and by terminating the prescription drug benefit for all retirees as of January 1, 2004.

ACL also sponsors a contributory defined contribution plan ("401k") covering eligible employee groups. ACL's non-qualified savings plan, for certain members of management, was suspended in 2003 as a result of the Chapter 11 filing. Contributions to such plans are based upon a percentage of employee contributions and were $391, $1,887 and $1,471 in 2003, 2002 and 2001, respectively. In 2003, ACL suspended the employer matching of employee contributions in the 401k plan.

Certain employees are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit pension plan. Contributions to the plan, which are based upon a union contract, were approximately $23, $7 and $74 in 2003, 2002 and 2001, respectively.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the pension and post-retirement plan components follows:

                                                                             Pension
                                                ----------------------------------------------------------------
                                                December 26, 2003          December 27, 2002        May 28, 2002
                                                -----------------          -----------------        ------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period             $(110,713)                $ (97,901)             $ (92,936)
Service cost                                           (4,347)                   (2,451)                (1,605)
Interest cost                                          (7,379)                   (4,095)                (2,816)
Impact of plan changes                                    (47)                   (1,983)                    --
Liability loss                                        (10,811)                   (7,381)                (3,474)
Benefits paid                                           4,972                     3,098                  2,930
                                                    ---------                 ---------              ---------
Benefit obligation, end of period                   $(128,325)                $(110,713)             $ (97,901)
                                                    =========                 =========              =========
CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period      $ 104,764                 $ 117,992              $ 112,964
Actual return on plan assets                           17,114                   (10,139)                 7,942
Employer contributions                                     13                         9                     16
Benefits paid                                          (4,972)                   (3,098)                (2,930)
                                                    ---------                 ---------              ---------
Fair value of plan assets, end of period            $ 116,919                 $ 104,764              $ 117,992
                                                    =========                 =========              =========
FUNDED STATUS:
Funded status                                       $ (11,406)                $  (5,949)             $  20,091
Unrecognized net actuarial loss                        28,022                    23,876                     --
Unrecognized prior service cost                         1,664                     1,880                     --
Net claims during 4th quarter                              --                         4                      3
                                                    ---------                 ---------              ---------
Prepaid benefit cost                                $  18,280                 $  19,811              $  20,094
                                                    =========                 =========              =========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
STATEMENT OF FINANCIAL POSITION CONSIST OF:
Prepaid benefit cost                                $  21,824                 $  20,806              $  22,702
Accrued benefit liability                             (22,979)                  (16,480)                (2,608)
Minimum pension liability                              19,435                    15,485                     --
                                                    ---------                 ---------              ---------
Net amount recognized                               $  18,280                 $  19,811              $  20,094
                                                    =========                 =========              =========

The accumulated benefit obligation for ACL's pension plans amounts to $126,391 as of December 26, 2003.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                      Post-Retirement
                                                           ---------------------------------------------------------------
                                                           December 26, 2003        December 27, 2002         May 28, 2002
                                                           -----------------        -----------------         ------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period                         $(15,304)                $(12,614)                $(12,412)
Service cost                                                        (483)                    (279)                    (195)
Interest cost                                                       (992)                    (524)                    (372)
Plan participants' contributions                                    (623)                    (225)                    (154)
Plan amendment                                                     4,139                       --                       --
Actuarial loss                                                    (1,516)                  (3,069)                    (185)
Benefits paid                                                      1,902                    1,407                      704
                                                                --------                 --------                 --------
Benefit obligation, end of period                               $(12,877)                $(15,304)                $(12,614)
                                                                ========                 ========                 ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of period                  $     --                 $     --                 $     --
Employer contributions                                             1,279                    1,182                      550
Plan participants' contributions                                     623                      225                      154
Benefits paid                                                     (1,902)                  (1,407)                    (704)
                                                                --------                 --------                 --------
Fair value of plan assets, end of period                        $     --                 $     --                 $     --
                                                                ========                 ========                 ========
FUNDED STATUS:
Funded status                                                   $(12,877)                $(15,304)                $(12,614)
Unrecognized net actuarial loss                                    4,474                    2,991                       --
Unrecognized prior service cost                                   (4,139)                      --                       --
Net claims during 4th quarter                                        542                      366                      427
                                                                --------                 --------                 --------
Accrued benefit cost                                            $(12,000)                $(11,947)                $(12,187)
                                                                ========                 ========                 ========

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


COMPONENTS OF NET PERIODIC BENEFIT COST:

                                                                 May 29, 2002 to         December 29, 2001
                                                2003             December 27, 2002        to May 28, 2002               2001
                                                ----             -----------------        ---------------               ----
Pension:
     Service cost                             $  4,348                $ 2,451                   $ 1,605                $  3,818
     Interest cost                               7,379                  4,095                     2,816                   6,408
     Expected return on plan assets            (10,461)                (6,347)                   (4,848)                (11,937)
     Amortization of prior service costs           216                    103                      (854)                 (2,015)
     Loss (gain) amortization                       11                     --                       (13)                   (172)
                                              --------                -------                   -------                --------
     Net periodic benefit cost (income)       $  1,493                $   302                   $(1,294)               $ (3,898)
                                              ========                =======                   =======                ========
Post-retirement:
     Service cost                             $    483                $   279                   $   195                $    399
     Interest cost                                 992                    524                       372                     826
     Amortization of prior service costs            --                     --                      (120)                   (288)
     Loss (gain) amortization                      152                     --                       (87)                   (348)
                                              --------                -------                   -------                --------
     Net periodic benefit cost                $  1,627                $   803                   $   360                $    589
                                              ========                =======                   =======                ========

ACL uses a September 30 measurement date in determining pension and other post-retirement benefit measurements for its plans.

WEIGHTED-AVERAGE ASSUMPTIONS:

Pension:
     Discount rate                                     6.25%                   6.75%                   7.25%                   7.50%
     Expected return on plan assets                    8.50%                   9.00%                   9.50%                  10.00%
     Rate of compensation increase                     4.00%                   4.00%                   4.00%                   4.00%

ACL employs a historical market and peer review approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Post-retirement:
     Discount rate                                     6.75%                   7.25%                   7.50%                   7.75%

The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 9.0% for the current year, decreasing gradually to a 5.0% trend rate by 2010 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated post-retirement benefit obligation as of December 26, 2003 by $135 and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2003 by $29.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


PENSION PLAN ASSETS

The following table presents the fair value percentage of plan assets in each asset category .

                                   December 26, 2003          December 27, 2002
                                   -----------------          -----------------
Asset Category
Equity securities                        66.0%                      50.7%
Debt securities                          33.7                       44.8
Cash                                      0.3                        4.5
                                        -----                      -----
     Total                              100.0%                     100.0%
                                        =====                      =====

INVESTMENT POLICIES AND STRATEGIES

ACL employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small, mid and large capitalizations. Target allocations are maintained through monthly rebalancing procedures. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

PLANS WITH BENEFIT OBLIGATIONS IN EXCESS OF PLAN ASSETS

The following plans have projected benefit obligations and accumulated benefit obligations in excess of the plan assets.

                                             ACL Pension         Evansville Pension       Special Plan
                                             -----------         ------------------       ------------
Projected Benefit Obligation                  $(98,817)                $(146)                $(1,180)
Accumulated Benefit Obligation                 (96,903)                 (146)                 (1,168)
Plan Assets                                     75,420                   113                      --

CONTRIBUTIONS

The post-retirement benefit plan is unfunded. ACL expects to pay $700 in medical benefits under the plan in 2004, net of retiree contributions. The pension plans are funded and held in trust. ACL expects to contribute $31 to the pension plans in 2004.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9.  LEASE OBLIGATIONS

ACL leases buildings, data processing hardware and operating equipment under various operating leases and charter agreements, which expire from 2003 to 2017 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was $37,044 for fiscal year 2003; $23,121 for the period December 29, 2001 through May 28, 2002; $29,896 for the period May 29, 2002 through December 27, 2002; and $56,711 for fiscal year 2001.

At December 26, 2003, obligations under ACL's operating leases with initial or remaining noncancelable lease terms longer than one year and capital leases were as follows:

                                                                                                            2009
                                           2004          2005         2006        2007         2008       and after
Operating Lease Obligations:
  Operating Leases                        $20,382      $18,424      $17,425      $14,030      $13,413      $52,354
  Operating Leases - Related Parties          840          839           27           --           --           --
                                          -------      -------      -------      -------      -------      -------
                                          $21,222      $19,263      $17,452      $14,030      $13,413      $52,354
                                          =======      =======      =======      =======      =======      =======
Future Capital Lease Obligations          $   460      $   460      $   460      $   192      $    --      $    --
                                          =======      =======      =======      =======      =======      =======

The total future minimum lease payments under capital leases of $1,572 less an interest amount of $245 results in a present value of net minimum lease payments of $1,327 which is recorded in other liabilities subject to compromise.

ACL entered into capital leases of $3,924 in 2001 with Vessel Leasing, a related party. Due to a change in the lease terms in 2002, the lease became an operating lease. ACL incurred interest expense related to capital leases of $150 for fiscal year 2003; $220 for the period December 29, 2001 through May 28, 2002; $101 for the period May 29, 2002 through December 27, 2002; and $235 for fiscal year 2001.

NOTE 10.  RELATED PARTY TRANSACTIONS

On July 24, 2002, the Board of Directors of DHC amended DHC's 1995 Stock and Incentive Plan and granted stock options to management of ACL for 1,560,000 shares of DHC common stock. The options have an exercise price of $5.00 per share and expire 10 years from the date of grant. One half of the options time vest over a 4 year period in equal annual installments and one half of the options vest over a 4 year period in equal annual installments contingent upon the financial performance of ACL. During 2003, options for 765,000 shares of common stock were forfeited due to terminations and ACL not achieving the financial performance targets. Options for 795,000 shares are outstanding as of December 26, 2003 of which 146,250 shares are vested. Of the outstanding options, options for 470,265 shares time vest and options for 324,375 shares vest contingent upon ACL's future financial performance. ACL accounts for stock options under the intrinsic value method based on APB 25, "Accounting for Stock Issued to Employees". Because the market price of DHC common stock was not greater than the exercise price of the options at the date of grant and the financial performance targets have not been met, no compensation expense has been recognized in the accompanying financial statements related to the stock options.

On May 29, 2002, DHC issued 339,040 shares of restricted DHC common stock to ACL management. These restricted shares have been valued at fair value at the date of issuance and vest one third annually over a three year period. The full value of these shares is recorded as other capital with an offset to unearned compensation in member's equity. As employees render service over the vesting period, compensation expense is recorded and unearned compensation is reduced. In 2003 and 2002, 102,333 shares and 53,173 shares, respectively, of restricted DHC common stock were cancelled.

ACL recorded terminal service expense with GMS of $1,313 for fiscal year 2003; $330 for the period December 29, 2001 through May 28, 2002; $579 for the period May 29, 2002 through December 27, 2002; and $400 for fiscal year 2001. In 2001, ACL received $11,969 from GMS for the sale of terminals and proceeds from the condemnation of a terminal. ACL recognized a gain of $1,886 from these transactions.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

ACL recorded charter income from UABL of $10,125 for fiscal year 2003; $4,493 for the period December 29, 2001 through May 28, 2002; $5,936 for the period May 29, 2002 through December 27, 2002; and $11,052 for fiscal year 2001. ACL also recorded administrative fee expenses to UABL of $7,344 for fiscal year 2003; $3,158 for the period December 29, 2001 through May 28, 2002; $4,306 for the period May 29, 2002 to December 27, 2002; and $7,709 for fiscal year 2001. These expenses are included in material, supplies and other in the consolidated statement of operations. ACL sold used barges to UABL for $480 in 2003 and $790 in 2001. At December 26, 2003, ACL had receivables of $1,755 and payables of $25 with UABL. At December 27, 2002, ACL had receivables of $6,341 from UABL.

ACL earned $1,527 in 2002 for bauxite unloading revenue from GMSV. ACL had $4,519 and $3,787 in receivables from GSMV for revenue transactions and equipment advances at December 26, 2003 and December 27, 2002, respectively.

In 2001, ACL and Vectura Group invested in Vessel Leasing. ACL accounted for its 50% ownership in Vessel Leasing by the equity method until May 29, 2002 at which time ACL began consolidating Vessel Leasing as a result of the Danielson acquisition of ACL. ACL's share of Vessel Leasing's net loss is $38 for fiscal 2001 and is included in other income in the consolidated statement of operations.

ACL sold new barges for $47,757 to Vessel Leasing in 2001. Profit on sales of barges to Vessel Leasing was deferred by Jeffboat and was being recognized over the life of the lease. Deferred profit was eliminated with purchase accounting adjustments as a result of the Danielson recapitalization. All of these barges, except for the capital leases of $3,924, were leased by Vessel Leasing to ACL as operating leases which resulted in ACL charter expense of $1,760 for the period December 29, 2001 through May 28, 2002 and $1,705 for fiscal year 2001.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The carrying amounts (net of debt discount) and fair values of ACL's financial instruments are as follows:

                                                            2003                     2002
                                                    ---------------------     -------------------
                                                    CARRYING       FAIR      CARRYING      FAIR
                                                     AMOUNT       VALUE       AMOUNT       VALUE
                                                    --------     --------     ------       ------
Assets:
Fuel rate cap                                       $  1,437     $  1,437     $     --     $     --
Net unrealized gain on fuel hedge agreements              --           --          194          194

Liabilities:
Debtor in Possession Term Loan B                      50,000       50,000           --           --
Revolving Credit Facility                             46,146       38,993       41,000       41,000
Tranche A Term Loan                                   43,119       36,436       43,119       43,119
Tranche B Term Loan                                  124,141      104,899      124,141      124,141
Tranche C Term Loan                                  146,069      123,428      146,069      146,069
New Senior Notes                                     129,793       10,383      128,491       38,376
Senior Subordinated Notes (PIK Notes)                 80,194           --       68,797        3,483
Old Senior Notes                                       5,133           --        4,946        1,820
Bonds guaranteed by the Maritime Administration       34,996       34,996       37,740       37,740
Other Notes                                               --           --          317          315

The fair values of the fuel rate cap and the fuel hedge agreements, the Term Loans, New Senior Notes, PIK Notes and Old Senior Notes payable are based on quoted market values. The carrying value of the DIP Credit Facility, which bears interest at a floating rate, approximates its fair value. The bonds guaranteed by the Maritime Administration were recently issued and, accordingly, the carrying values approximate fair values. The Other Notes have been estimated using discounted cash flow analyses based on ACL's current incremental borrowing rates for similar types of borrowing arrangements.

FUEL PRICE RISK MANAGEMENT

ACL uses fuel rate caps and forward fuel purchases to provide partial short-term protection against a sharp increase in diesel fuel prices. These instruments generally cover a portion of ACL's forecasted diesel fuel needs for towboat operations. ACL accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, such financial instruments are marked-to-market and, if they qualify for hedge accounting, the offset is recorded to other comprehensive income and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. Should these instruments not qualify for hedge accounting (correlation ratio is outside of defined deviation), such changes in value would be recorded through the statement of operations rather than other comprehensive income. ACL also has barging customer contract rate provisions for changes in fuel prices for approximately half of gallons consumed. The adjustments are deferred one calendar quarter.

At December 27, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notional value of $4,428 and a fair value of $194 which has been recorded in other current assets on the consolidated statement of financial position. At December 26, 2003, ACL had forward fuel rate cap contracts outstanding with an aggregate historical cost of $917 and a fair value of approximately $1,437, which has been recorded in other current assets on the consolidated statement of financial position. Under the rate cap agreements, ACL will receive reimbursement from the seller if the average index price defined in the agreements exceeds $0.81 - $0.86 per gallon. There were 9.6 million gallons protected under the caps on the contracts at December 26, 2003.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INTEREST RATE RISK MANAGEMENT

ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap had a notional amount of $201,800 and a fair value of zero as of December 27, 2002 and was effective through August 11, 2003.

ACL recognizes changes in the fair value of interest rate swap agreements entered into by GMS. Such changes are recorded in other assets or liabilities on the accompanying consolidated statement of financial position, with the offset recorded as comprehensive income (loss) or other income (expense) depending on whether the swap is an effective or ineffective hedge. ACL's share of the change in fair value of the swap agreements amounted to $440 in 2003 and ($290) in 2002, after the acquisition of ACL by DHC.

NOTE 12. CONTINGENCIES

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL's consolidated results of operations, financial position and cash flows.

NOTE 13. BUSINESS SEGMENTS

ACL has two reportable business segments - barging and construction. ACL's barging segment includes barge transportation operations in North and South America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The construction segment constructs marine equipment for ACL's domestic and international fleets, as well as external customers.

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at cost.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

                                                             REPORTABLE SEGMENTS
                                                        ---------------------------        ALL OTHER
                                                         BARGING         CONSTRUCTION      SEGMENTS(1)            TOTAL
                                                        ---------        ------------      -----------          ---------
YEAR ENDED DECEMBER 26, 2003
Revenues from external customers                        $ 542,764         $  70,208          $ 7,099            $ 620,071
Intersegment revenues                                           -             1,544                -                1,544
Depreciation and amortization expense                      50,592             2,917            1,409               54,918
Segment income (loss)                                       1,676              (832)            (477)                 367
Segment assets                                            719,876            64,035           28,285              812,196
Property additions                                          8,541               598               70                9,209

MAY 29, 2002 TO DECEMBER 27, 2002
Revenues from external customers                        $ 377,498         $  43,994          $ 6,555            $ 428,047
Intersegment revenues                                           -               720                -                  720
Depreciation and amortization expense                      35,337             1,411              659               37,407
Segment earnings (loss)                                    14,896            (1,866)             963               13,993
Segment assets                                            728,856            55,236           27,549              811,641
Property additions                                          6,572               880              305                7,757

DECEMBER 29, 2001 TO MAY 28, 2002
Revenues from external customers                        $ 243,202         $  37,659          $ 3,944            $ 284,805
Intersegment revenues                                           -               560               20                  580
Depreciation and amortization expense                      20,373               989              462               21,824
Segment (loss) earnings                                   (21,182)            1,287            1,505              (18,390)
Property additions                                          5,067               481               57                5,605

YEAR ENDED DECEMBER 28, 2001
Revenues from external customers                        $ 672,590         $ 102,862          $13,049            $ 788,501
Intersegment revenues                                           -             1,563                4                1,567
Depreciation and amortization expense                      51,890             2,203            1,404               55,497
Segment earnings                                           58,436             4,713            2,212               65,361
Segment assets                                            672,057            59,676           26,203              757,936
Property additions (excluding $5,811 in
     capital leases, and related expenditures)             16,879             2,094              799               19,772

(1) Financial data for segments below the reporting thresholds is attributable to a segment operating terminals along the U.S. inland waterways and in Venezuela.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

                                                                         MAY 29, 2002 TO      DECEMBER 29, 2001
                                                           2003         DECEMBER 27, 2002      TO MAY 28, 2002          2001
                                                         ---------      -----------------      ---------------        ---------
REVENUES
Revenues from external customers                         $ 620,071          $ 428,047              $ 284,805          $ 788,501
Intersegment revenues                                        1,544                720                    580              1,567
Elimination of intersegment revenues                        (1,544)              (720)                  (580)            (1,567)
                                                         ---------          ---------              ---------          ---------
Operating revenue                                        $ 620,071          $ 428,047              $ 284,805          $ 788,501
                                                         =========          =========              =========          =========
EARNINGS
Total segment earnings (loss)                            $     367          $  13,993              $ (18,390)         $  65,361
Unallocated amounts:
  Interest expense                                         (41,514)           (35,944)               (25,712)           (70,932)
  Other, net                                                 6,016             (3,307)                  (827)               359
                                                         ---------          ---------              ---------          ---------
Loss before reorganization items, income taxes
  and cumulative effect of accounting change             $ (35,131)         $ (25,258)             $ (44,929)         $  (5,212)
                                                         =========          =========              =========          =========

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

GEOGRAPHIC INFORMATION

                                                        REVENUES
                            -------------------------------------------------------------------
                                           MAY 29, 2002 TO      DECEMBER 29, 2001
                             2003         DECEMBER 27, 2002      TO MAY 28, 2002         2001
                            --------      -----------------      ---------------       --------
United States               $583,961          $397,603               $272,548          $748,837
South America                 36,110            30,444                 12,257            39,664
                            --------          --------               --------          --------
Total                       $620,071          $428,047               $284,805          $788,501
                            ========          ========               ========          ========

                                   PROPERTIES - NET
                        ----------------------------------------
                        DECEMBER 26, 2003      DECEMBER 27, 2002
                        -----------------      -----------------
United States               $512,404               $548,327
South America                 27,740                 37,458
                            --------               --------
Total                       $540,144               $585,785
                            ========               ========

Revenues are attributed to countries based on the location of the service provided. Properties represent the only significant long-lived assets of ACL.

MAJOR CUSTOMER

Revenues from one customer of the barging segment represented approximately 15% for fiscal year 2003; 14% for the period December 29, 2001 through May 28, 2002; 16% for the period May 29, 2002 through December 27, 2002; and 15% for fiscal year 2001 of ACL's consolidated revenues.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 14. ASSET DISPOSITIONS

In 2001, ACL sold five towboats, a shipyard in Harahan, Louisiana, a cleaning facility in Baton Rouge, Louisiana and other assets. This resulted in a gain of $16,762 which is included in the net gain on property dispositions in the consolidated statement of operations.

On May 25, 2001, ACL entered into an agreement to sell substantially all of the terminals of ACT, other than its coal transfer facility at St. Louis, Missouri and its tank storage facility at Memphis, Tennessee. The sale of seven terminals was completed on May 25, 2001. An additional terminal site in Omaha, Nebraska was transferred on June 29, 2001. Subsequent to June 29, 2001, additional proceeds were received from the condemnation of Omaha Terminal. ACL recorded a gain from these transactions of $1,886 in other income in the consolidated statement of operations.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) as of December 26, 2003 and December 27, 2002 consists of the following:

                                                                         2003                    2002
                                                                       --------                --------
Unrealized gain (loss) on cash flow hedging instruments:
          Fuel swaps                                                   $    520                $     68
          Interest rate swaps                                               150                    (290)
Foreign currency translation                                                912                     408
Minimum pension liability                                               (19,436)                (15,485)
                                                                       --------                --------
                                                                       $(17,854)               $(15,299)
                                                                       ========                ========

Other comprehensive income (loss) related to ACL's investment in GMS was $973 for fiscal year 2003, $192 for the period December 29, 2001 through May 28, 2002; $89 for the period May 29, 2002 through December 27, 2002; and ($1,131) for the fiscal year 2001, related to interest rate swaps and foreign currency translation.

NOTE 16. DEBTOR GUARANTOR FINANCIAL STATEMENTS

The DIP Credit Facility and the Senior Credit Facilities are guaranteed by ACL and the other debtor subsidiaries (collectively the "Guarantors"). Such guarantees are full, unconditional and joint and several. The ACL guarantor companies filed collectively on January 31, 2003 to reorganize under Chapter 11 of the U.S. Bankruptcy Code (see Note 1) and continue to operate as Debtor Guarantors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the Debtor Guarantors and non-guarantor subsidiaries as of December 26, 2003 and December 27, 2002 and the fiscal year ended December 26, 2003, periods May 29, 2002 through December 27, 2002 and December 29, 2001 through May 28, 2002, and for the fiscal year ended December 28, 2001.

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
     COMBINING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 26, 2003

                                                DEBTOR             NON-                             COMBINED
                                              GUARANTORS        GUARANTORS      ELIMINATIONS         TOTALS
                                              ----------        ----------      ------------        ---------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING REVENUE
     Revenue                                   $ 579,071         $ 30,592         $      --         $ 609,663
     Revenue from related parties                    647           10,125              (364)           10,408
                                               ---------         --------         ---------         ---------
                                                 579,718           40,717              (364)          620,071
OPERATING EXPENSE
     Materials, Supplies and Other               254,050           19,753                --           273,803
     Rent                                         35,970            1,438              (364)           37,044
     Labor and Fringe Benefits                   142,368            6,106                --           148,474
     Fuel                                         82,829              598                --            83,427
     Depreciation and Amortization                48,122            6,796                --            54,918
     Gain on Property Dispositions, Net             (274)             (13)               --              (287)
     Taxes, Other Than Income Taxes               22,215              110                --            22,325
                                               ---------         --------         ---------         ---------
                                                 585,280           34,788              (364)          619,704
                                               ---------         --------         ---------         ---------
OPERATING (LOSS) INCOME                           (5,562)           5,929                --               367

OTHER EXPENSE (INCOME)
     Interest Expense                             38,781            2,733                --            41,514
     Interest Expense, Affiliate - Net                --            7,411            (7,411)               --
     Other, Net                                   (7,382)          (4,675)            6,041            (6,016)
                                               ---------         --------         ---------         ---------
                                                  31,399            5,469            (1,370)           35,498
                                               ---------         --------         ---------         ---------
LOSS BEFORE REORGANIZATION ITEMS AND
     INCOME TAXES                                (36,961)             460             1,370           (35,131)

REORGANIZATION ITEMS                              24,344               --                --            24,344
                                               ---------         --------         ---------         ---------
LOSS BEFORE INCOME TAXES                         (61,305)             460             1,370           (59,475)

INCOME TAXES                                         271            1,830                --             2,101
                                               ---------         --------         ---------         ---------
NET LOSS                                       $ (61,576)        $ (1,370)        $   1,370         $ (61,576)
                                               =========         ========         =========         =========

                          AMERICAN COMMERCIAL LINES LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) COMBINING STATEMENT OF OPERATIONS FOR THE PERIOD
                     MAY 29, 2002 THROUGH DECEMBER 27, 2002

                                                                   NON-                            COMBINED
                                                GUARANTORS      GUARANTORS      ELIMINATIONS        TOTALS
                                                ---------       ----------      ------------       --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING REVENUE
     Revenue                                    $ 395,108         $24,905         $     --         $420,013
     Revenue from related parties                     883           7,368             (217)           8,034
                                                ---------         -------         --------         --------
                                                  395,991          32,273             (217)         428,047
OPERATING EXPENSE
     Materials, Supplies and Other                171,647          12,685               --          184,332
     Restructuring Cost                               565              --               --              565
     Rent                                          29,297             816             (217)          29,896
     Labor and Fringe Benefits                     94,055           2,966               --           97,021
     Fuel                                          48,888             460               --           49,348
     Depreciation and Amortization                 33,766           3,641               --           37,407
     Taxes, Other Than Income Taxes                15,408              77               --           15,485
                                                ---------         -------         --------         --------
                                                  393,626          20,645             (217)         414,054
                                                ---------         -------         --------         --------
OPERATING INCOME                                    2,365          11,628               --           13,993

OTHER EXPENSE (INCOME)
     Interest Expense                              34,776           1,168               --           35,944
     Interest Expense, Affiliate - Net                 --           4,261           (4,261)              --
     Other, Net                                    (6,845)          4,089            6,063            3,307
                                                ---------         -------         --------         --------
                                                   27,931           9,518            1,802           39,251
                                                ---------         -------         --------         --------
(LOSS) INCOME BEFORE INCOME TAXES                 (25,566)          2,110           (1,802)         (25,258)

INCOME TAXES                                          435             308               --              743
                                                ---------         -------         --------         --------
NET (LOSS) EARNINGS                             $ (26,001)        $ 1,802         $ (1,802)        $(26,001)
                                                =========         =======         ========         ========

                          AMERICAN COMMERCIAL LINES LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                COMBINING STATEMENT OF OPERATIONS FOR THE PERIOD
                     DECEMBER 29, 2001 THROUGH MAY 28, 2002

                                                                NON-                          COMBINED
                                             GUARANTORS      GUARANTORS     ELIMINATIONS       TOTALS
                                             ----------      ----------     ------------       ------
                                                               (DOLLARS IN THOUSANDS)
OPERATING REVENUE
     Revenue                                 $ 272,653       $   7,154       $      --       $ 279,807
     Revenue from related parties                  547           4,588            (137)          4,998
                                             ---------       ---------       ---------       ---------
                                               273,200          11,742            (137)        284,805

OPERATING EXPENSE
     Materials, Supplies and Other             128,363           9,729              --         138,092
     Restructuring Cost                         13,493              --              --          13,493
     Rent                                       22,664             594            (137)         23,121
     Labor and Fringe Benefits                  64,172           1,588              --          65,760
     Fuel                                       30,316             118              --          30,434
     Depreciation and Amortization              19,413           2,411              --          21,824
     Gain on Property Dispositions, Net           (452)             (3)             --            (455)
     Taxes, Other Than Income Taxes             10,902              24              --          10,926
                                             ---------       ---------       ---------       ---------
                                               288,871          14,461            (137)        303,195
                                             ---------       ---------       ---------       ---------

OPERATING LOSS                                 (15,671)         (2,719)             --         (18,390)

OTHER EXPENSE (INCOME)
     Interest Expense                           25,691              21              --          25,712
     Interest Expense, Affiliate - Net             827           2,801          (2,801)            827
     Other, Net                                  2,797            (502)         (2,295)             --
                                             ---------       ---------       ---------       ---------
                                                29,315           2,320          (5,096)         26,539
                                             ---------       ---------       ---------       ---------

LOSS BEFORE INCOME TAXES                       (44,986)         (5,039)          5,096         (44,929)

INCOME TAXES (BENEFIT)                            (976)             57              --            (919)
                                             ---------       ---------       ---------       ---------

NET LOSS                                     $ (44,010)      $  (5,096)      $   5,096       $ (44,010)
                                             =========       =========       =========       =========

                          AMERICAN COMMERCIAL LINES LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) COMBINING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 28, 2001

                                                                NON-                          COMBINED
                                             GUARANTORS      GUARANTORS     ELIMINATIONS       TOTALS
                                             ----------      ----------     ------------       ------
                                                               (DOLLARS IN THOUSANDS)
OPERATING REVENUE
     Revenue                                 $ 701,081       $  28,611       $      --       $ 729,692
     Revenue from related parties               47,757          11,052              --          58,809
                                             ---------       ---------       ---------       ---------
                                               748,838          39,663              --         788,501

OPERATING EXPENSE
     Materials, Supplies and Other             319,093          22,513              --         341,606
     Rent                                       55,191           1,520              --          56,711
     Labor and Fringe Benefits                 161,606           4,435              --         166,041
     Fuel                                       92,991             569              --          93,560
     Depreciation and Amortization              50,364           5,133              --          55,497
     Gain on Property Dispositions, Net        (16,498)             --              --         (16,498)
     Taxes, Other Than Income Taxes             26,166              57              --          26,223
                                             ---------       ---------       ---------       ---------
                                               688,913          34,227              --         723,140
                                             ---------       ---------       ---------       ---------

OPERATING INCOME                                59,925           5,436              --          65,361

OTHER EXPENSE (INCOME)
     Interest Expense                           70,932              --              --          70,932
     Interest Expense, Affiliate - Net              --           6,364          (6,364)             --
     Other, Net                                 (5,656)          3,490           1,807            (359)
                                             ---------       ---------       ---------       ---------
                                                65,276           9,854          (4,557)         70,573
                                             ---------       ---------       ---------       ---------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE                (5,351)         (4,418)          4,557          (5,212)

INCOME TAXES (BENEFIT)                             (21)            139              --             118
                                             ---------       ---------       ---------       ---------

LOSS BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                          (5,330)         (4,557)          4,557          (5,330)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE            (490)             --              --            (490)
                                             ---------       ---------       ---------       ---------

NET LOSS                                     $  (5,820)      $  (4,557)      $   4,557       $  (5,820)
                                             =========       =========       =========       =========

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
         COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 26, 2003

                                                         DEBTOR           NON-                          COMBINED
                                                       GUARANTORS      GUARANTORS      ELIMINATIONS      TOTALS
                                                       ----------      ----------      ------------      ------
                                                                        (DOLLARS IN THOUSANDS)
                           ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                           $  31,673       $   3,602       $      --       $  35,275
   Cash, Restricted                                           --           7,754              --           7,754
   Accounts Receivable - Net                              63,672          10,532              --          74,204
   Accounts Receivable - Related Parties                   4,027           2,329              --           6,356
   Materials and Supplies                                 31,671           1,419              --          33,090
   Other Current Assets                                   21,631          (6,092)             --          15,539
                                                       ---------       ---------       ---------       ---------
      Total Current Assets                               152,674          19,544              --         172,218

PROPERTIES - NET                                         468,871          71,273              --         540,144
NET PENSION ASSET                                         21,824              --              --          21,824
INVESTMENTS IN & ADVANCES TO EQUITY INVESTEES            100,244          42,730         (85,112)         57,862
OTHER ASSETS                                              19,114           1,034              --          20,148
                                                       ---------       ---------       ---------       ---------
        Total Assets                                   $ 762,727       $ 134,581       $ (85,112)      $ 812,196
                                                       =========       =========       =========       =========

                        LIABILITIES

LIABILITIES  NOT SUBJECT TO COMPROMISE
   CURRENT LIABILITIES
        Accounts Payable                               $  20,787       $   1,046       $      --       $  21,833
        Accrued Payroll and Fringe Benefits               14,075              --              --          14,075
        Deferred Revenue                                   4,135           4,045              --           8,180
        Accrued Claims and Insurance Premiums              4,924              --              --           4,924
        Accrued Interest                                   5,050             134              --           5,184
        Current Portion of Long-Term Debt                 50,000          34,996              --          84,996
        Other Liabilities                                 23,822           1,634              --          25,456
        Other Liabilities - Related Parties                   (1)             25              --              24
                                                       ---------       ---------       ---------       ---------
      Total Current Liabilities                          122,792          41,880              --         164,672

   Long-Term Note Payable to Affiliate                        --          98,411         (98,411)             --
   Pension Liability                                      21,516              --              --          21,516
   Other Liabilities                                      10,573           7,589              --          18,162
                                                       ---------       ---------       ---------       ---------
      Total Liabilities Not Subject to Compromise        154,881         147,880         (98,411)        204,350

LIABILITIES SUBJECT TO COMPROMISE
   Accounts Payable                                       34,759              --              --          34,759
   Accrued Claims and Insurance Premiums                   4,506              --              --           4,506
   Accrued Interest                                       10,762              --              --          10,762
   Short-Term Debt                                        46,146              --              --          46,146
   Current Portion of Long-Term Debt                     528,449              --              --         528,449
   Other Liabilities                                       2,898              --              --           2,898
                                                       ---------       ---------       ---------       ---------
      Total Liabilities Subject to Compromise            627,520              --              --         627,520
                                                       ---------       ---------       ---------       ---------
        Total Liabilities                                782,401         147,880         (98,411)        831,870
                                                       ---------       ---------       ---------       ---------

                      MEMBER'S DEFICIT

Member's Interest                                         85,025          10,511         (10,511)         85,025
Other Capital                                              1,021          50,874         (50,874)          1,021
Unearned Compensation                                       (289)             --              --            (289)
Retained Deficit                                         (87,577)        (74,684)         74,684         (87,577)
Accumulated Other Comprehensive Loss                     (17,854)             --              --         (17,854)
                                                       ---------       ---------       ---------       ---------
      Total Member's Deficit                             (19,674)        (13,299)         13,299         (19,674)
                                                       ---------       ---------       ---------       ---------
      Total Liabilities and Member's Deficit           $ 762,727       $ 134,581       $ (85,112)      $ 812,196
                                                       =========       =========       =========       =========

                          AMERICAN COMMERCIAL LINES LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
         COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 27, 2002

                                                                       NON-                          COMBINED
                                                    GUARANTORS      GUARANTORS      ELIMINATIONS      TOTALS
                                                    ----------      ----------      ------------      ------
                                                                     (DOLLARS IN THOUSANDS)
                          ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                        $  11,518       $   2,978       $      --       $  14,496
   Cash, Restricted                                        --           6,328              --           6,328
   Accounts Receivable - Net                           24,277          37,759         (21,152)         40,884
   Accounts Receivable - Related Parties                4,129           7,365              --          11,494
   Materials and Supplies                              33,370           1,014              --          34,384
   Other Current Assets                                38,656         (12,847)             --          25,809
                                                    ---------       ---------       ---------       ---------
      Total Current Assets                            111,950          42,597         (21,152)        133,395

PROPERTIES - NET                                      512,614          73,171              --         585,785
NET PENSION ASSET                                      20,806              --              --          20,806
INVESTMENTS IN & ADVANCES TO EQUITY INVESTEES         100,285          42,933         (87,541)         55,677
OTHER ASSETS                                           14,921           1,057              --          15,978
                                                    ---------       ---------       ---------       ---------
        Total Assets                                $ 760,576       $ 159,758       $(108,693)      $ 811,641
                                                    =========       =========       =========       =========

                        LIABILITIES

CURRENT LIABILITIES
   Accounts Payable                                 $  31,804       $   1,497       $      --       $  33,301
   Accrued Payroll and Fringe Benefits                 15,713              --              --          15,713
   Deferred Revenue                                     7,407           2,957              --          10,364
   Accrued Claims and Insurance Premiums               26,547              --              --          26,547
   Accrued Interest                                    16,283             146              --          16,429
   Short-term Debt                                     41,000              --              --          41,000
   Current Portion of Long-Term Debt                  515,879          37,741              --         553,620
   Other Current Liabilities                           33,181           2,242              --          35,423
   Other Current Liabilities - Related Parties            168          21,152         (21,152)            168
                                                    ---------       ---------       ---------       ---------
      Total Current Liabilities                       687,982          65,735         (21,152)        732,565

LONG-TERM NOTE PAYABLE TO AFFILIATE                        --          92,569         (92,569)             --
PENSION LIABILITY                                      15,072              --              --          15,072
OTHER LONG-TERM LIABILITIES                            13,500           6,482              --          19,982
                                                    ---------       ---------       ---------       ---------
         Total Liabilities                            716,554         164,786        (113,721)        767,619
                                                    ---------       ---------       ---------       ---------

                      MEMBER'S EQUITY

Member's Interest                                      85,025          10,131         (10,131)         85,025
Other Capital                                           1,429          57,374         (57,374)          1,429
Unearned Compensation                                  (1,132)             --              --          (1,132)
Retained Deficit                                      (26,001)        (72,533)         72,533         (26,001)
Accumulated Other Comprehensive Loss                  (15,299)             --              --         (15,299)
                                                    ---------       ---------       ---------       ---------
        Total Member's Equity                          44,022          (5,028)          5,028          44,022
                                                    ---------       ---------       ---------       ---------
        Total Liabilities and Member's Equity       $ 760,576       $ 159,758       $(108,693)      $ 811,641
                                                    =========       =========       =========       =========

                          AMERICAN COMMERCIAL LINES LLC
                 (DEBTORS-IN-POSSESSION AS OF JANUARY 31, 2003)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
     COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 26, 2003

                                                                         DEBTOR          NON-                        COMBINED
                                                                       GUARANTORS     GUARANTORS     ELIMINATIONS     TOTALS
                                                                       ----------     ----------     ------------     ------
                                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
     Net Loss                                                          $(61,576)      $ (1,370)      $  1,370       $(61,576)
     Adjustments to Reconcile Net Loss
        to Net Cash Provided by (Used in) Operating Activities:
           Depreciation and Amortization                                 48,122          6,796             --         54,918
           Interest Accretion and Debt Issuance Cost Amortization         8,734            143             --          8,877
           Gain on Property Dispositions                                   (274)           (13)            --           (287)
           Other Operating Activities                                       571           (921)        (3,820)        (4,170)
           Reorganization Items                                          24,344             --             --         24,344
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                       (68,728)        32,263             --        (36,465)
              Materials and Supplies                                      2,686           (405)            --          2,281
              Accrued Interest                                            6,497            (12)            --          6,485
              Other Current Assets                                        5,645         (7,162)            --         (1,517)
              Other Liabilities                                          33,810        (21,007)            --         12,803
                                                                       --------       --------       --------       --------
              Net Cash Provided by (Used in) Operating Activities          (169)         8,312         (2,450)         5,693

           Reorganization Items Paid                                    (21,759)            --             --        (21,759)
                                                                       --------       --------       --------       --------
              Net Cash (Used in) Provided by Operating Activities       (21,928)         8,312         (2,450)       (16,066)
                                                                       --------       --------       --------       --------

INVESTING ACTIVITIES
     Property Additions                                                  (8,271)          (938)            --         (9,209)
     Proceeds from Property Dispositions                                  2,408             14             --          2,422
     Net Change in Restricted Cash                                           --         (1,426)            --         (1,426)
     Other Investing Activities                                          (3,603)            (1)            --         (3,604)
                                                                       --------       --------       --------       --------
              Net Cash Used in Investing Activities                      (9,466)        (2,351)            --        (11,817)

FINANCING ACTIVITIES
     Short-Term Borrowings                                                5,146             --             --          5,146
     DIP Credit Facility Borrowing                                       50,000             --             --         50,000
     Long-Term Debt Repaid                                                 (317)        (2,887)            --         (3,204)
     Bank Overdrafts                                                        325             --             --            325
     Debt Costs                                                          (3,001)            --             --         (3,001)
     Cash Dividends Paid                                                     --         (2,450)         2,450             --
     Other Financing                                                       (604)            --             --           (604)
                                                                       --------       --------       --------       --------
              Net Cash Provided by (Used in) Financing Activities        51,549         (5,337)         2,450         48,662
                                                                       --------       --------       --------       --------

Net Increase in Cash and Cash Equivalents                                20,155            624             --         20,779
Cash and Cash Equivalents at Beginning of Year                           11,518          2,978             --         14,496
                                                                       --------       --------       --------       --------
              Cash and Cash Equivalents at End of Year                 $ 31,673       $  3,602       $     --       $ 35,275
                                                                       ========       ========       ========       ========

                          AMERICAN COMMERCIAL LINES LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                COMBINING STATEMENT OF CASH FLOWS FOR THE PERIOD
                     MAY 29, 2002 THROUGH DECEMBER 27, 2002

                                                                                         NON-                        COMBINED
                                                                       GUARANTORS     GUARANTORS     ELIMINATIONS     TOTALS
                                                                       ----------     ----------     ------------     ------
                                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
     Net (Loss) Income                                                 $(26,001)      $  1,802       $ (1,802)      $(26,001)
     Adjustments to Reconcile Net (Loss) Income
        to Net Cash Provided by Operating Activities:
           Depreciation and Amortization                                 33,766          3,641             --         37,407
           Interest Accretion and Debt Issuance Cost Amortization         3,962             71             --          4,033
           Other Operating Activities                                     2,835          4,314         (4,398)         2,751
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                          (508)       (18,377)         8,785        (10,100)
              Materials and Supplies                                      1,949            162             --          2,111
              Accrued Interest                                           16,046           (639)            --         15,407
              Other Current Assets                                          922          5,444             --          6,366
              Other Current Liabilities                                  (9,723)        13,112         (8,785)        (5,396)
                                                                       --------       --------       --------       --------
              Net Cash Provided by Operating Activities                  23,248          9,530         (6,200)        26,578

INVESTING ACTIVITIES
     Property Additions                                                  (7,639)          (118)            --         (7,757)
     Proceeds from Property Dispositions                                  1,089             --             --          1,089
     Net Change in Restricted Cash                                           --            236             --            236
     Other Investing Activities                                            (906)            12             --           (894)
                                                                       --------       --------       --------       --------
              Net Cash (Used in) Provided by Investing Activities        (7,456)           130             --         (7,326)

FINANCING ACTIVITIES
     Short-Term Borrowings                                                7,000             --             --          7,000
     Long-Term Debt Repaid                                              (25,713)        (2,640)            --        (28,353)
     Cash Dividends Paid                                                     --         (6,200)         6,200             --
     Bank Overdrafts                                                     (1,785)            --             --         (1,785)
     Debt Costs                                                          (1,035)            --             --         (1,035)
     Other Financing                                                     (1,468)            --             --         (1,468)
                                                                       --------       --------       --------       --------
              Net Cash Used in Financing Activities                     (23,001)        (8,840)         6,200        (25,641)
                                                                       --------       --------       --------       --------

Net (Decrease) Increase in Cash and Cash Equivalents                     (7,209)           820             --         (6,389)
Cash and Cash Equivalents at Beginning of Period                         18,727          2,158             --         20,885
                                                                       --------       --------       --------       --------
              Cash and Cash Equivalents at End of Period               $ 11,518       $  2,978       $     --       $ 14,496
                                                                       ========       ========       ========       ========

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                COMBINING STATEMENT OF CASH FLOWS FOR THE PERIOD
                     DECEMBER 29, 2001 THROUGH MAY 28, 2002

                                                                                         NON-                        COMBINED
                                                                       GUARANTORS     GUARANTORS     ELIMINATIONS     TOTALS
                                                                       ----------     ----------     ------------     ------
                                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
     Net Loss                                                          $(44,010)      $ (5,096)      $  5,096       $(44,010)
     Adjustments to Reconcile Net Loss to Net Cash (Used in)
        Provided by Operating Activities:
           Depreciation and Amortization                                 19,413          2,411             --         21,824
           Interest Accretion and Debt Issuance Cost Amortization         1,235             10             --          1,245
           Gain on Property Dispositions                                   (452)            (3)            --           (455)
           Other Operating Activities                                       459           (785)        (5,096)        (5,422)
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                       (18,565)         2,958         12,367         (3,240)
              Materials and Supplies                                     (5,139)           (21)            --         (5,160)
              Accrued Interest                                           10,331              1             --         10,332
              Other Current Assets                                       (4,427)         1,278             --         (3,149)
              Other Current Liabilities                                  20,029            695        (12,367)         8,357
                                                                       --------       --------       --------       --------
              Net Cash (Used in) Provided by Operating Activities       (21,126)         1,448             --        (19,678)

INVESTING ACTIVITIES
     Property Additions                                                  (5,554)           (51)            --         (5,605)
     Proceeds from Property Dispositions                                    985              3             --            988
     Other Investing Activities                                          (2,276)             5           (588)        (2,859)
                                                                       --------       --------       --------       --------
              Net Cash Used in Investing Activities                      (6,845)           (43)          (588)        (7,476)

FINANCING ACTIVITIES
     Danielson Holding Corporation Investment                            25,000             --             --         25,000
     Cash Dividends Paid                                                     --           (588)           588             --
     Long-Term Debt Repaid                                              (25,190)            --             --        (25,190)
     Bank Overdrafts                                                      1,149             --             --          1,149
     Other Financing Activities                                            (173)            --             --           (173)
                                                                       --------       --------       --------       --------
              Net Cash Provided by (Used in) Financing Activities           786           (588)           588            786
                                                                       --------       --------       --------       --------

Net (Decrease) Increase in Cash and Cash Equivalents                    (27,185)           817             --        (26,368)
Cash and Cash Equivalents at Beginning of Period                         45,912          1,341             --         47,253
                                                                       --------       --------       --------       --------
              Cash and Cash Equivalents at End of Period               $ 18,727       $  2,158       $     --       $ 20,885
                                                                       ========       ========       ========       ========

                          AMERICAN COMMERCIAL LINES LLC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 28, 2001


                                                                                         NON-                        COMBINED
                                                                       GUARANTORS     GUARANTORS     ELIMINATIONS     TOTALS
                                                                       ----------     ----------     ------------     ------
                                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
     Net Loss                                                          $ (5,820)      $ (4,557)      $  4,557       $ (5,820)
     Adjustments to Reconcile Net Loss
        to Net Cash Provided by Operating Activities:
           Depreciation and Amortization                                 50,364          5,133             --         55,497
           Interest Accretion and Debt Issuance Cost Amortization         4,413             --             --          4,413
           Gain on Property Dispositions                                (16,498)            --             --        (16,498)
           Other Operating Activities                                    (2,196)         5,018         (4,557)        (1,735)
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                         6,349        (32,340)        13,981        (12,010)
              Materials and Supplies                                     (1,119)          (265)            --         (1,384)
              Accrued Interest                                              413             --             --            413
              Other Current Assets                                      (14,648)         9,650             --         (4,998)
              Other Current Liabilities                                 (11,859)        18,569             --          6,710
                                                                       --------       --------       --------       --------
              Net Cash Provided by Operating Activities                   9,399          1,208         13,981         24,588

INVESTING ACTIVITIES
     Property Additions                                                 (13,165)        (6,607)            --        (19,772)
     Investment in Vessel Leasing LLC                                    (6,808)            --             --         (6,808)
     Proceeds from Property Dispositions                                 23,918             --             --         23,918
     Proceeds from Sale of Terminals                                      7,818             --             --          7,818
     Proceeds from Property Condemnation                                  2,730             --             --          2,730
     Other Investing Activities                                          (9,055)         1,846          2,615         (4,594)
                                                                       --------       --------       --------       --------
              Net Cash Provided by (Used in) Investing Activities         5,438         (4,761)         2,615          3,292

FINANCING ACTIVITIES
     Short-Term Borrowings                                               17,250             --             --         17,250
     Long-Term Debt Repaid                                              (47,937)            --             --        (47,937)
     Borrowing from Affiliates                                               --            567           (567)            --
     Affiliate Debt Repaid                                                   --           (567)           567             --
     Bank Overdrafts                                                     (6,670)            --             --         (6,670)
     Debt Costs                                                          (3,463)            --             --         (3,463)
     Cash Dividends Paid                                                     --         (1,000)         1,000             --
     Other Financing                                                        625          3,615         (3,615)           625
                                                                       --------       --------       --------       --------
              Net Cash (Used in) Provided by Financing Activities       (40,195)         2,615         (2,615)       (40,195)
                                                                       --------       --------       --------       --------

Net Decrease in Cash and Cash Equivalents                               (25,358)          (938)        13,981        (12,315)
Cash and Cash Equivalents at Beginning of Year                           57,289          2,279             --         59,568
                                                                       --------       --------       --------       --------
              Cash and Cash Equivalents at End of Year                 $ 31,931       $  1,341       $ 13,981       $ 47,253
                                                                       ========       ========       ========       ========

                         Report of Independent Auditors

To Board of Managers
American Commercial Lines LLC


We have audited the accompanying consolidated statement of financial position of American Commercial Lines LLC as of December 26, 2003 and December 27, 2002, and the related consolidated statements of operations, cash flows, and member's (deficit) equity for the year ended December 26, 2003 and for the periods from December 29, 2001 to May 28, 2002 and May 29, 2002 to December 27, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Commercial Lines LLC at December 26, 2003 and December 27, 2002, and the consolidated results of its operations and its cash flows for the year ended December 26, 2003 and for the periods from December 29, 2001 to May 28, 2002 and May 29, 2002 to December 27, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming American Commercial Lines LLC will continue as a going concern. As discussed in Note 1 to the financial statements, on January 31, 2003, American Commercial Lines LLC, its parent and certain of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (""Chapter 11''). The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in the Southern District of Indiana (the ""Bankruptcy Court''), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will be approved by the requisite parties under the United States Bankruptcy Code and be confirmed by the Bankruptcy Court, the ability to comply with its debtor-in-possession financing facility, obtain adequate financing sources, and the ability to generate sufficient cash flows from operations to meet its future obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG, LLP


Louisville, Kentucky
February 20, 2004

                      Report of Independent Accountants

The Board of Managers
American Commercial Lines LLC


In our opinion, based on our audit and the report of other auditors who have ceased operations, the consolidated financial statements listed in the Index appearing under Item 15(a)(2) present fairly, in all material respects, the results operations of American Commercial Lines LLC (ACL) and their cash flows for the fiscal year ended December 28, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of ACL's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of UABL Limited (UABL), a 50% owned subsidiary, for 2001, which statements reflect 27% of consolidated net loss for the fiscal year ended December 28, 2001. Those statements were audited by other auditors who have ceased operations and whose report thereon dated March 26, 2002 has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for UABL is based solely on the report of the other auditors who have ceased operations. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors who have ceased operations provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, during the fourth quarter of 2001 the Company prospectively increased its estimate of the useful lives of towboats, which reduced the loss before extraordinary items and the net loss by $1.1 million for the fiscal year ended December 28, 2001. Additionally, the consolidated financial statements reflect the restatement described in Note 12 to the December 28, 2001 consolidated financial statements (which Note is not presented separately herein).

The accompanying consolidated financial statements have been prepared assuming that ACL will continue as a going concern. ACL incurred a substantial loss during 2001. As discussed in Note 4 to the December 28, 2001 consolidated financial statements (which Note is not presented separately herein), subsequent to December 28, 2001 ACL also defaulted on its Senior Notes and Senior Credit Facilities and has determined that it is not likely that it will be able to meet the covenant requirements included in the Senior Credit Facilities agreement for 2002. Accordingly, ACL's outstanding debt has been classified as current in its consolidated balance sheet at December 28, 2001. The above facts raise substantial doubt that ACL's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4 to the December 28, 2001 consolidated financial statements (which Note is not presented separately herein). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP


Louisville, Kentucky
March 26, 2002, except for the restatement described above, as to which the date is August 13, 2002.