Form 10-Q
period 2004-03-31
DANIELSON HOLDING CORP
filed 2004-05-07
CIK 225648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                       ----------------  ----------------

                         COMMISSION FILE NUMBER: 1-6732

                          DANIELSON HOLDING CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                 95-6021257
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

  TWO NORTH RIVERSIDE PLAZA, SUITE 600
               CHICAGO, IL                                   60606
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

                              Yes   X    No
                                 -------   ------

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes   X    No
                                 -------   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                        OUTSTANDING AT MAY 7, 2004
               -----                        --------------------------

   Common Stock, $0.10 par value                35,964,145 shares

                          DANIELSON HOLDING CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2004

PART I

Item 1. Financial Statements

    Condensed Consolidated Statements of Operations for the Quarters Ended
    March 31, 2004 and March 28, 2003 (Unaudited)..............................................................1

    Condensed Consolidated Statements of Financial Position as of March 31, 2004 (Unaudited)
    and December 31, 2003......................................................................................3

    Condensed Consolidated Statement of Stockholders' Equity for the Quarter Ended
    March 31, 2004 (Unaudited).................................................................................5

    Condensed Consolidated Statements of Cash Flows for the Quarters Ended
    March 31, 2004 and March 28, 2003 (Unaudited)..............................................................6

    Notes to Condensed Consolidated Financial Statements (Unaudited)...........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................33

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................52

Item 4.  Controls and Procedures..............................................................................54

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................55

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................55

Item 3.  Defaults Upon Senior Securities......................................................................55

Item 4.  Submission of Matters to Vote of Security Holders....................................................55

Item 5.  Other Information....................................................................................55

Item 6.  Exhibits and Reports on Form 8-K.....................................................................56

OTHER

Signatures....................................................................................................57

Exhibit 31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002......................58

Exhibit 31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002......................59

Exhibit 32.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.....................................................60

Exhibit 32.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.....................................................61

                          DANIELSON HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        QUARTERS ENDED
                                                                 ------------------------------
                                                                  MARCH 31,         MARCH 28,
                                                                     2004              2003
                                                                 ------------      ------------
ENERGY AND WATER:
  OPERATING REVENUES:
    Service Revenues                                             $     25,453      $         --
    Electricity and Steam Sales                                        13,521                --
    Other                                                                   2                --
                                                                 ------------      ------------
      Total Energy and Water Operating Revenues                        38,976                --
                                                                 ------------      ------------

  OPERATING EXPENSES:
    Plant Operating Expenses                                           27,322                --
    Construction Costs                                                     --                --
    Depreciation and Amortization                                       3,495                --
    Debt Service Charges, Net                                           2,237                --
    Other Operating Costs and Expenses                                     12
    Selling, General and Administrative Expenses                        1,596                --
    Other                                                                (198)               --
                                                                 ------------      ------------
      Total Energy and Water Operating Expenses                        34,464                --

      Operating Income from Energy and Water                            4,512                --
                                                                 ------------      ------------

INSURANCE SERVICES:
  OPERATING REVENUES:
    Gross Earned Premiums                                               6,321            11,096
    Ceded Earned Premiums                                                (333)             (744)
                                                                 ------------      ------------
      Net Earned Premiums                                               5,988            10,352

    Net Investment Income                                                 722             1,162
    Net Realized Investment Gains (Losses)                                171              (548)
    Other Income                                                           18               110
                                                                 ------------      ------------
      Total Insurance Services' Operating Revenues                      6,899            11,076
                                                                 ------------      ------------

  OPERATING EXPENSES:
    Gross Losses and Loss Adjustment Expenses                           4,311            10,416
    Ceded Losses and Loss Adjustment Expenses                             (28)           (1,227)
                                                                 ------------      ------------
      Net Losses and Loss Adjustment Expenses                           4,283             9,189

    Policy Acquisition Expenses                                         1,215             2,636
    General and Administrative                                          1,297             1,034
                                                                 ------------      ------------
      Total Insurance Services' Operating Expenses                      6,795            12,859
                                                                 ------------      ------------

      Operating Income (Loss) from Insurance Services                     104            (1,783)
                                                                 ------------      ------------

         The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           QUARTERS ENDED
                                                                   ------------------------------
                                                                    MARCH 31,         MARCH 28,
                                                                       2004              2003
                                                                   ------------      ------------
PARENT COMPANY:
  Net Investment Income                                                      86               134
  Net Realized Investment Gains                                              --               530
  Administrative Expenses                                                  (779)           (1,531)
                                                                   ------------      ------------
   Operating Loss from Parent Company                                      (693)             (867)
                                                                   ------------      ------------

   Operating Income (Loss)                                                3,923            (2,650)
                                                                   ------------      ------------

OTHER INCOME (EXPENSES):
  Interest Expense                                                       (6,922)               --
  Equity in Net Income (Loss) of Unconsolidated Investments               1,015           (55,174)
                                                                   ------------      ------------
   Total Other Expenses                                                  (5,907)          (55,174)
                                                                   ------------      ------------

   Loss Before Minority Interests and Provision for
    Income Taxes                                                         (1,984)          (57,824)
                                                                   ------------      ------------

INCOME TAX PROVISION (BENEFIT)                                             (368)               12

MINORITY INTERESTS, ENERGY AND WATER                                       (557)               --
                                                                   ------------      ------------

  Net Loss                                                         $     (2,173)     $    (57,836)
                                                                   ============      ============

LOSS PER SHARE OF COMMON STOCK - BASIC                             $      (0.07)     $      (1.88)
                                                                   ============      ============

LOSS PER SHARE OF COMMON STOCK - DILUTED                           $      (0.07)     $      (1.88)
                                                                   ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)

                                                                                             (UNAUDITED)
                                                                                              MARCH 31,       DECEMBER 31,
                                                                                                 2004             2003
                                                                                             ------------     ------------
                                     ASSETS

ENERGY AND WATER ASSETS:
 Current:
   Cash and Cash Equivalents                                                                 $     91,953     $         --
   Restricted Funds Held in Trust                                                                 162,370               --
   Receivables (Less Allowances of $45)                                                           178,596               --
   Deferred Income Taxes                                                                            6,538
   Prepaid Expenses and Other                                                                      70,511               --
                                                                                             ------------     ------------
     Total Current Assets                                                                         509,968               --

   Property, Plant and Equipment, Net                                                           1,033,584               --
   Restricted Funds Held in Trust                                                                 109,415               --
   Unbilled Service and Other Receivables                                                         113,944               --
   Service and Energy Contracts (Net of Accumulated Amortization of $1,407)                       316,707
   Goodwill                                                                                        24,470               --
   Investments In and Advances to Investees and Joint Ventures                                     68,885               --
   Other Assets                                                                                    38,276               --
                                                                                             ------------     ------------
     Total Energy and Water Assets                                                              2,215,249               --
                                                                                             ------------     ------------

PARENT COMPANY'S AND INSURANCE SERVICES' ASSETS:
   Cash and Cash Equivalents                                                                       19,750           17,952
   Restricted Cash, Covanta Escrow                                                                     --           37,026
   Investments:
     Fixed Maturities, Available for Sale at Fair Value (Cost: $61,288 and $69,840)                62,616           70,656
     Equity Securities, Available for Sale at Fair Value (Cost: $367 and $367)                        404              401
   Accrued Investment Income                                                                          620              966
   Premium and Consulting Receivables, Net of
     Allowances of $457 and $462                                                                    1,380            2,261
   Reinsurance Recoverable on Paid Losses, Net of
     Allowances of $1,951 and $1,898                                                                1,429            1,448
   Reinsurance Recoverable on Unpaid Losses, Net of
     Allowances of $252 and $237                                                                   17,579           18,238
   Ceded Unearned Premiums                                                                            164              508
   Properties, Net                                                                                    229              254
   Investments in Unconsolidated Marine Services Subsidiaries                                       4,508            4,425
   Deferred Financing Costs (Net of Amortization of $4,097 and $1,024)                              3,373            6,145
   Deferred Income Taxes                                                                            1,625               --
   Other Assets                                                                                     2,057            2,368
                                                                                             ------------     ------------
     Total Parent Company's and Insurance Services' Assets                                        115,734          162,648
                                                                                             ------------     ------------

     Total Assets                                                                            $  2,330,483     $    162,648
                                                                                             ============     ============

         The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                          (UNAUDITED)
                                                                                           MARCH 31,        DECEMBER 31,
                                                                                              2004              2003
                                                                                          ------------      ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

ENERGY AND WATER LIABILITIES:
  Current:
    Current Portion of Long-term Debt                                                     $      9,631      $         --
    Current Portion of Project Debt                                                             94,134                --
    Accounts Payable                                                                            23,186                --
    Federal Income Taxes Payable                                                                 1,301
    Accrued Expenses                                                                           184,635                --
    Deferred Income                                                                             35,040                --
                                                                                          ------------      ------------
      Total Current Liabilities                                                                347,619                --

  Long-term Debt                                                                               337,775                --
  Project Debt                                                                                 847,003                --
  Deferred Income Taxes                                                                        311,034                --
  Deferred Income                                                                              127,177                --
  Other Liabilities                                                                            124,349                --
                                                                                          ------------      ------------
      Total Energy and Water Liabilities                                                     2,095,265                --
                                                                                          ------------      ------------

PARENT COMPANY'S AND INSURANCE SERVICES' LIABILITIES:
  Unpaid Losses and Loss Adjustment Expenses                                                    77,445            83,380
  Unearned Premiums                                                                              2,256             4,595
  Interest Payable                                                                               1,600               400
  Parent Company Debt Payable to Related Parties                                                40,000            40,000
  Bank Overdraft                                                                                   616             1,436
  Other Liabilities                                                                              4,133             5,046
                                                                                          ------------      ------------
      Total Parent Company's and Insurance Services' Liabilities                               126,050           134,857
                                                                                          ------------      ------------

      Total Liabilities                                                                      2,221,315           134,857
                                                                                          ------------      ------------

MINORITY INTERESTS, ENERGY AND WATER                                                            71,532                --

STOCKHOLDERS' EQUITY:
  Preferred Stock ($0.10 par value; authorized 10,000,000 shares; none issued
    and outstanding)                                                                                --                --
  Common Stock ($0.10 par value; authorized  150,000,000 shares; issued
    35,969,941 and 35,793,440 shares; outstanding 35,959,145 and 35,782,644 shares)              3,597             3,579
  Additional Paid-in Capital                                                                   135,433           123,446
  Unearned Compensation                                                                           (238)             (289)
  Accumulated Other Comprehensive Loss                                                              17              (445)
  Accumulated Deficit                                                                         (100,607)          (98,434)
  Treasury Stock (Cost of 10,796 shares)                                                           (66)              (66)
                                                                                          ------------      ------------
      Total Stockholders' Equity                                                                38,136            27,791
                                                                                          ------------      ------------
      Total Liabilities and Stockholders' Equity                                          $  2,330,983      $    162,648
                                                                                          ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                              ACCUMULATED
                                                        COMMON STOCK           ADDITIONAL                        OTHER
                                                ---------------------------     PAID-IN        UNEARNED      COMPREHENSIVE
                                                   SHARES         AMOUNT        CAPITAL      COMPENSATION    (LOSS) INCOME
                                                ------------   ------------   ------------   ------------    -------------
Balance at December 31, 2003                      35,793,440   $      3,579   $    123,446   $       (289)   $       (445)
Stock Option Compensation Expense                                                       10
Amortization of Unearned Compensation                                                                  51
Exercise of Options to Purchase Common Stock         176,501             18            677
Stock Purchase Rights Issued to Covanta
  Creditors (Note 2)                                                                11,300
Comprehensive (Loss):
   Net Loss
   Foreign Currency Translation                                                                                       (54)
   Net Unrealized (Loss) on Available for
     Sale Securities                                                                                                  516
                                                                                                             ------------
       Total Comprehensive Income (Loss)                                                                              462
                                                ------------   ------------   ------------   ------------    ------------
Balance at March 31, 2004                         35,969,941   $      3,597   $    135,433   $       (238)   $         17
                                                ============   ============   ============   ============    ============


                                                                      TREASURY STOCK
                                                 RETAINED       ---------------------------
                                                 (DEFICIT)         SHARES         AMOUNT          TOTAL
                                                ------------    ------------   ------------    ------------
Balance at December 31, 2003                    $    (98,434)         10,796   $        (66)   $     27,791
Stock Option Compensation Expense                                                                        10
Amortization of Unearned Compensation                                                                    51
Exercise of Options to Purchase Common Stock                                                            695
Stock Purchase Rights Issued to Covanta
  Creditors (Note 2)                                                                                 11,300
Comprehensive (Loss):
   Net Loss                                           (2,173)                                        (2,173)
   Foreign Currency Translation                                                                         (54)
   Net Unrealized (Loss) on Available for
     Sale Securities                                                                                    516
                                                ------------                                   ------------
       Total Comprehensive Income (Loss)              (2,173)                                        (1,711)
                                                ------------    ------------   ------------    ------------
Balance at March 31, 2004                       $   (100,607)         10,796   $        (66)   $     38,136
                                                ============    ============   ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            QUARTERS ENDED
                                                                                     ------------------------------
                                                                                      MARCH 31,         MARCH 28,
                                                                                         2004              2003
                                                                                     ------------      ------------
OPERATING ACTIVITIES
 Net Loss                                                                            $     (2,173)     $    (57,836)
 Adjustments to Reconcile Net Loss to Net Cash (Used in)
  Operating Activities:
    Net (Gain) Loss on Investment Securities                                                 (171)               18
    Depreciation and Amortization                                                           3,581               137
    Amortization of Deferred Financing Costs                                                3,073                --
    Provision for Doubtful Accounts                                                            46                --
    Stock Option and Unearned Compensation Expense                                             61               152
    Interest Accretion and Amortization                                                        18                28
    Equity in Net (Income ) Loss of Unconsolidated Marine Services Subsidiaries               (83)           55,174
    Equity in Net (Loss) of Water and Energy  Subsidiaries                                   (932)               --
    Deferred Tax Asset                                                                     (1,625)               --
    Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
     Accrued Investment Income                                                                327               237
     Receivables                                                                            7,959
     Premium and Consulting Receivables                                                       881               301
     Reinsurance Recoverable on Paid Losses                                                    18               405
     Reinsurance Recoverable on Unpaid Losses                                                 659              (396)
     Ceded Unearned Premiums                                                                  344              (291)
     Other Assets                                                                           5,419               550
     Unpaid Losses and Loss Adjustment Expenses                                            (5,935)           (6,442)
     Unearned Premiums                                                                     (2,339)            1,313
     Accounts Payable                                                                        (385)               --
     Accrued Expenses                                                                     (23,248)               --
     Deferred Income                                                                         (167)               --
     Interest Payable                                                                       1,200                --
     Other Liabilities                                                                     (3,693)            2,164
    Other, Net                                                                               (449)               26
                                                                                     ------------      ------------
       Net Cash (Used in) Operating Activities                                            (17,614)           (4,460)
                                                                                     ------------      ------------

INVESTING ACTIVITIES
 Property Additions                                                                        (1,234)              (15)
 Decrease in Restricted Cash, Covanta Escrow                                               37,026                --
 Purchase of Covanta                                                                      (36,400)
 Cash Acquired of Covanta                                                                  95,462
 Collection of Notes Receivable from Affiliate                                                 --             6,036
 Proceeds from the Sale of Investment Securities                                               --             8,722
 Matured or Called Investment Securities                                                   16,583                --
 Purchase of Investment Securities                                                         (7,910)          (12,055)
 Distribution Received from Investees and Joint Ventures                                      632                --
 Distribution Received from Unconsolidated Marine Services Subsidiary                          --                58
                                                                                     ------------      ------------
       Net Cash Provided by Investing Activities                                          104,159             2,746
                                                                                     ------------      ------------

FINANCING ACTIVITIES
 Bank Overdrafts                                                                             (820)               --
 Proceeds from the Exercise of Options for Common Stock                                       694                --
 Debt Repayments                                                                             (175)               --
 Distribution to Minority Partners                                                           (428)               --
 Proceeds from Sale of Minority Interests                                                      25                --
 Decrease in Restricted Funds Held in Trust                                                 8,210                --
 Parent Company Debt Issue Costs                                                             (300)               --
                                                                                     ------------      ------------
       Net Cash Provided by Financing Activities                                            7,206                --
                                                                                     ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                       93,751            (1,714)
Cash and Cash Equivalents at Beginning of Period                                           17,952             9,939
                                                                                     ------------      ------------
       Cash and Cash Equivalents at End of Period                                    $    111,703      $      8,225
                                                                                     ============      ============

SUPPLEMENTAL INFORMATION:
 Cash Paid During the Period For:
  Interest                                                                                    804                --
  Income Taxes                                                                              1,696                --

         The accompanying notes are an integral part of the consolidated financial statements.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Danielson Holding Corporation ("DHC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the "SEC"), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in DHC's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

         DHC is a holding company that owns subsidiaries engaged in a number of diverse business activities. The most significant of these are the energy and water businesses of Covanta Energy Corporation ("Covanta") acquired on March 10, 2004. DHC also has investments in subsidiaries engaged in the insurance operations in the western United States, primarily California, and in American Commercial Lines LLC ("ACL"), an integrated marine transportation and service company currently in bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code").

         Covanta develops, constructs, owns and operates for others, key infrastructure for the conversion of waste to energy, independent power production and the treatment of water and waste water in the United States and abroad. On March 10, 2004, Covanta consummated a plan of reorganization and except for six subsidiaries, emerged from its reorganization proceeding under Chapter 11 of the Bankruptcy Code ("Chapter 11"). Pursuant to the plan of reorganization, DHC acquired 100% of the equity in Covanta. This transaction is more fully described in Note 2. Six of Covanta's subsidiaries have not reorganized or filed a liquidation plan under the Bankruptcy Code. While Covanta exercises significant influence over the operating and financial policies of those subsidiaries. Those six subsidiaries will continue to operate as debtors in possession in the Chapter 11 cases. Because any plan of reorganization or liquidation relating to these debtors would have to be approved by the Bankruptcy Court, and possibly their respective creditors. Neither the Company nor Covanta controls these debtors or the ultimate outcome of their respective Chapter 11 cases relating to these debtors. Accordingly, applicable accounting rules require that Covanta no longer include those six subsidiaries as consolidated subsidiaries in its financial statements. Covanta's investment in these six subsidiaries are recorded using the equity method effective as of March 10, 2004.

         DHC holds all of the voting stock of Danielson Indemnity Company ("DIND"). DIND owns 100% of the common stock of National American Insurance Company of California, DHC's principal operating insurance subsidiary, which owns 100% of the common stock of Valor Insurance Company, Incorporated ("Valor"). National American Insurance Company of California and its subsidiaries are collectively referred to herein as "NAICC". The operations of NAICC are in property and casualty insurance. NAICC writes non-standard private passenger insurance in the western United States, primarily California. Effective September 7, 2003, NAICC discontinued writing all commercial automobile insurance. Effective January 2002, NAICC discontinued writing all workers' compensation insurance.

         ACL provides barge transportation and ancillary services throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Ohio and Illinois Rivers and their tributaries and the Intracoastal canals that parallel the Gulf Coast. In addition, ACL provides barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River System serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. As discussed in Note 3, on April 23, 2004, ACL sold it interest in UABL Limited, a South American barging and terminalling company.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         In May 2002, DHC acquired a 100% ownership interest in ACL, thereby entering into the marine transportation, construction and related service provider businesses. On January 31, 2003, ACL and many of its subsidiaries and its immediate direct parent entity, American Commercial Lines Holdings, LLC, referred to herein as "ACL Holdings," filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. Material uncertainty exists as to the impact of the bankruptcy on DHC's equity interest in ACL upon the conclusion of ACL's bankruptcy proceeding. While it cannot presently be determined, DHC believes that its investment in ACL is likely to have little or no value upon the completion of that bankruptcy proceeding. Accordingly, DHC attributes no value to its investment in ACL on its financial statements. DHC, NAICC and DHC's equity investees, operating in the marine services industries, are not guarantors of ACL's debt, nor are they contractually liable for any of ACL's liabilities.

         As a result of the bankruptcy filing, while DHC continues to exercise influence over the operating and financial policies of ACL through its ownership of all of the equity interests in ACL, DHC no longer maintains control of ACL. Accordingly, for the year ended December 31, 2003, DHC has accounted for its investments in ACL, Global Materials Services, LLC ("GMS") and Vessel Leasing, LLC ("Vessel Leasing") using the equity method of accounting. Under the equity method of accounting, DHC reports its share of the equity investees' income or loss based on its ownership interest.

         SZ Investments, L.L.C., a significant stockholder of DHC's, and a company affiliated with Samuel Zell, DHC's Chairman of the Board of Directors, William Pate, a member of DHC's Board of Directors and Philip Tinkler, DHC's Chief Financial Officer, is a holder through its affiliate, HY I Investments, L.L.C., of approximately 42% of ACL's senior notes and payment-in-kind notes. As a result, a special committee of DHC's Board of Directors was formed in November 2002, composed solely of disinterested directors, to oversee DHC's investment in ACL and its related Chapter 11 bankruptcy proceedings.

         Covanta is referred to herein as "Energy and Water Services" or as "Covanta". DHC's insurance subsidiaries are referred to herein as "Insurance Services". ACL, GMS and Vessel Leasing are together referred to herein as "Marine Services".

         The December 31, 2003 consolidated financial statements include the accounts of DHC and DIND and their consolidated subsidiaries. The March 31, 2004 consolidated financial statements include the accounts of DHC, DIND and Covanta and their consolidated subsidiaries. All intercompany accounts and transactions have been eliminated. As previously mentioned, DHC's investments in ACL and its consolidated subsidiaries, GMS and Vessel Leasing, are included in the quarter ended March 31, 2004 consolidated financial statements using the equity method of accounting.

         The accompanying consolidated statement of financial position at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

NOTE 2. COVANTA ACQUISITION AND FINANCING AGREEMENTS

         On December 2, 2003, DHC executed a definitive investment and purchase agreement to acquire Covanta in connection with Covanta's emergence from Chapter 11 proceedings in bankruptcy after the non-core and geothermal assets of Covanta were divested. The primary components of the transaction were: (1) the purchase by DHC of 100% of the equity of Covanta in consideration for a cash purchase price of approximately $30 million, and (2) agreement as to new letter of credit and revolving credit facilities for Covanta's domestic and international operations, provided by some of the existing Covanta lenders and a group of additional lenders organized by DHC.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         As required by the investment and purchase agreement, Covanta filed a proposed plan of reorganization, a proposed plan of liquidation for specified non-core businesses, and the related draft disclosure statement, each reflecting the transactions contemplated under the investment and purchase agreement, with the Bankruptcy Court. On March 5, 2004, the Bankruptcy Court confirmed the proposed plans (the "Reorganization Plan"). On March 10, 2004, DHC acquired 100% of Covanta's equity in consideration for approximately $30 million.

         With the purchase of Covanta, DHC acquired a leading provider of waste to energy services, independent power production and water and wastewater treatment services in the United States and abroad. DHC's equity investment and ownership provided Covanta's businesses with improved liquidity and capital resources to finance their business activities and emerge from bankruptcy. Management believes that these factors will enable DHC to earn an attractive return on its investment.

         The aggregate purchase price was $47.5 million which includes the cash purchase price of $29.8 million, approximately $6.4 million for professional fees and other estimated costs incurred in connection with the acquisition, and an estimated fair value of $11.3 million for DHC's commitment to sell up to 3 million shares of its common stock at $1.53 per share to certain creditors of Covanta, subject to certain limitations as more fully described below.

         The following table summarizes a preliminary allocation of values to the assets acquired and liabilities assumed at the date of acquisition in conformity with Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 109 "Accounting for Income Taxes". In addition to purchase price allocation adjustments, Covanta's emergence from Chapter 11 proceedings on March 10, 2004 resulted in a new reporting entity and adoption of fresh start accounting as of that date, in accordance with AICPA Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under Bankruptcy Code". Preliminary fair value determinations of the tangible and intangible assets are based on discounted cash flows using currently available information. The excess of the reorganization value over tangible assets and identifiable intangible assets has been reflected as goodwill. Management's estimate of the fair value of long term debt was based on the new principal amounts of recourse debt that was part of the reorganized capital structure of Covanta upon emergence. The Company has engaged valuation consultants to review its valuation methodology and their work is ongoing. Changes in the fair values of these assets from the current estimated values as well as changes in other assumptions could significantly impact the reported value of goodwill. The summary balance sheet information that follows reflects:

         (i) reduction of Covanta's property, plant and equipment carrying values;

         (ii) increase in the carrying value of the Covanta's various operation and maintenance agreements and power purchase agreements;

         (iii) forgiveness of the Covanta's pre-petition debt;

         (iv) issuance of new common stock to DHC and other items in equity and notes pursuant to the plan;

         (v) payment of various administrative and other claims associated with the Covanta's emergence from Chapter 11;

         (vi) distribution of cash of $235.5 million to the Covanta's pre-petition secured lenders and for the payment of exit costs and funding of reserves;

         (vii) deferred tax assets of approximately $91.7 million principally related to net operating loss carryforwards ("NOLs") from the inclusion of Covanta in DHC's consolidated Federal income tax group; and

         (viii) additional costs and expense related to DHC's acquisition of Covanta.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         These adjustments were based upon the preliminary work of the Company and its financial consultants, as well as other valuation estimates, to determine the relative fair values of Covanta's assets and liabilities. Accordingly, the allocation of purchase price is subject to refinement.

         The following depicts the summary balance sheet of Covanta as of March 10, 2004 (in thousands):

         Current Assets                               $    529,923
         Property, Plant and Equipment                   1,034,779
         Intangible Assets                                 318,114
         Goodwill                                           24,470
         Other Assets                                      329,743
                                                      ------------
              Total Assets Acquired                   $  2,237,029
                                                      ------------

         Current Liabilities                          $    371,618
         Long-term Debt                                    337,761
         Project Debt                                      847,651
         Deferred Income Taxes                             305,784
         Other Liabilities                                 326,690
                                                      ------------
              Total Liabilities Assumed               $  2,189,504
                                                      ------------

              Net Assets Acquired                     $     47,525
                                                      ============

         The acquired intangible assets of $318.1 million primarily relate to service agreements on publicly owned waste to energy projects with an approximate six-year weighted average useful life.

         The $24.5 million of goodwill is not expected to be deductible for income tax purposes. Approximately $20.3 million of goodwill has been assigned to Covanta's domestic energy and water operations and $4.2 million to the international energy operations of Covanta Power International Holdings, Inc. ("CPIH").

         The results of operations from Covanta are included in DHC's consolidated results of operations from March 10, 2004. The following table sets forth certain unaudited consolidated operating results for the quarters ended March 31, 2004 and March 28, 2003, as if the acquisition of Covanta were consummated on the same terms at the beginning of each period (in thousands, except per share amounts).

                                                                         2004             2003
                                                                     ------------     ------------

         Total Revenues                                              $    183,376     $    196,488

         Income (Loss) from continuing operations before
           change in accounting principle                                   3,600          (28,801)
         Cumulative effect of change in accounting principle                   --           (8,538)
                                                                     ------------     ------------
              Net Income (Loss)                                      $      3,600     $    (37,339)
                                                                     ============     ============

         Basic Income (Loss)  per Share:
             Income (loss) from Continuing Operations                $       0.10     $      (0.80)
             Cumulative Effect of Accounting Change                            --            (0.24)
                                                                     ------------     ------------
             Net  Income (Loss) per Share                            $       0.10     $      (1.04)
                                                                     ============     ============

         Diluted Net Income (Loss) per Share                         $       0.07     $      (1.04)
                                                                     ============     ============

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         As part of the investment and purchase agreement, DHC arranged for a new $118.0 million replacement letter of credit facility for Covanta, secured by a second lien on Covanta's domestic assets. This financing was provided by SZ Investments, L.L.C., a DHC stockholder ("SZ Investments"), Third Avenue
Trust, on behalf of Third Avenue Value Fund Series, a DHC stockholder
("Third Avenue"), and D. E. Shaw Laminar Portfolios, L.L.C., a creditor of Covanta and a DHC stockholder ("Laminar"). In addition, in connection with a note purchase agreement described below, Laminar arranged for a $10.0 million revolving loan facility for CPIH, secured by CPIH's assets.

         DHC obtained the financing necessary for the Covanta acquisition pursuant to a note purchase agreement dated December 2, 2003, with each of SZ Investments, Third Avenue and Laminar, referred to collectively as the "Bridge Lenders". Pursuant to the note purchase agreement, the Bridge Lenders severally provided DHC with an aggregate of $40 million of bridge financing in exchange for notes issued by DHC. In the event that DHC is unable to repay all or a portion of the notes with the proceeds from a rights offering of DHC common stock, then the notes are convertible without action by the Bridge Lenders into shares of DHC common stock at a price of $1.53 per share subject to certain agreed upon limitations. These notes have a scheduled maturity date of January 2, 2005 and an extended maturity date of July 15, 2005, and bear interest at a rate of 12% per annum through July 15, 2004 and 16% per annum thereafter. In the event of a default or the failure to pay a note on its maturity, the interest rate under the note increases by 2% per annum. DHC used $30.0 million of the proceeds from the notes to post an escrow deposit prior to the closing of the transactions contemplated by the investment and purchase agreement with Covanta. At closing, the deposit was used to purchase Covanta. DHC will use the remainder of the proceeds to pay transaction expenses and for general corporate purposes.

         DHC issued to the Bridge Lenders an aggregate of 5,120,853 shares of DHC's common stock primarily in consideration for the $40 million of bridge financing. At the time that DHC entered into the note purchase agreement, agreed to issue the notes convertible into shares of DHC common stock and issued the equity compensation to the Bridge Lenders, the trading price of the DHC common stock was below the $1.53 per share conversion price of the notes. On December 1, 2003, the day prior to the announcement of the Covanta acquisition, the closing price of DHC common stock on the American Stock Exchange was $1.40 per share.

         In addition, under the note purchase agreement, Laminar has agreed to convert an amount of notes to acquire up to an additional 8.75 million shares of DHC common stock at $1.53 per share based upon the levels of public participation in a previously announced rights offering. Further, DHC has agreed, in connection with the note purchase agreement, to sell up to an additional 3.0 million shares of DHC common stock at $1.53 per share to certain creditors of Covanta based upon the levels of public participation in the rights offering and subject to change of ownership and other limitations.

         As part of DHC's negotiations with Laminar and its becoming a 5% stockholder, pursuant to a letter agreement dated December 2, 2003, Laminar has agreed to additional restrictions on the transferability of the shares of DHC common stock that Laminar holds or will acquire. Further in accordance with the transfer restrictions contained in Article Fifth of DHC's charter restricting the resale of DHC common stock by 5% stockholders, DHC has agreed with Laminar to provide it with limited rights to resell the DHC common stock that it holds. Finally, DHC has agreed with the Bridge Lenders to file a registration statement with the SEC to register the shares of DHC common stock issued to or acquired by them under the note purchase agreement not later than the earlier of June 30, 2004 or ten days after closing of the rights offering.

         Samuel Zell, DHC's Chairman of the Board of Directors, Philip Tinkler, DHC Chief Financial Officer and William Pate, a director of DHC, are affiliated with SZ Investments. Martin Whitman and David Barse, directors of DHC, are affiliated with Third Avenue. The note purchase agreement and other transactions involving the Bridge Lenders were negotiated, reviewed and approved by a special committee of DHC's Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.

         See Notes 9 through 11 for additional information regarding Covanta's credit and debt arrangements.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


NOTE 3. ACL CHAPTER 11 FILING

         During 2002 and 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth. Due to these factors, ACL's revenues and earnings did not meet expectations and ACL's liquidity was significantly impaired. Debt covenant violations occurred and, as a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003 (the "Petition Date"), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the "Bankruptcy Court") to reorganize under Chapter 11 under case number 03-90305. Included in the filing are ACL, ACL's direct parent (American Commercial Lines Holdings LLC), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the "Debtors") under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court under case number 03-90305. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries.

         ACL and the other Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11, a plan of reorganization that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined; however, the Debtors have the exclusive right to file a plan of reorganization at any time on or before May 28, 2004. If the exclusive filing period were to expire, other parties, such as ACL creditors, would have the right to propose alternative plans of reorganization. During the pendency of these Chapter 11 cases, the Debtors have routinely requested extension of the exclusivity period. Such extensions have been granted with the support of the Debtors' creditors. The Debtors intend to file for an additional extension of the exclusivity period to July 28, 2004.

         The Debtors' direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and are not debtors-in-possession. DHC, GMS and Vessel Leasing also did not file petitions under Chapter 11 and are not debtors-in-possession.

         The Debtors have entered into a Revolving Credit and Guaranty Agreement ("DIP Credit Facility") that provides up to $75 million of financing during ACL's Chapter 11 proceeding. As of December 26, 2003, participating bank commitments under the DIP Credit Facility totaled $75 million, consisting of a $50 million term loan and a $25 million revolving credit facility. Of this amount, the Debtors had fully drawn the $50 million term loan, which was used to retire ACL's Pre-Petition Receivables Facility and which continues to be used to fund the Debtors' day-to-day cash needs. The Debtors have made no draws against the revolving credit facility. In the first quarter of 2004, the Debtors repaid $8 million of the term loan. Each payment permanently reduces the amount available under the DIP Credit Facility. As of March 31, 2004, participating bank commitments remaining under the DIP Credit Facility totaled $67 million, consisting of $42 million remaining on a fully-drawn term loan and a $25 million revolving credit facility. Total amounts drawn under the DIP Credit Facility are limited by a borrowing base (as defined in the DIP Credit Facility). The borrowing base limit was $56 million as of December 26, 2003 and is updated weekly. The DIP Credit Facility is secured by the same and additional assets that collateralized ACL's Senior Credit Facilities and Pre-Petition Receivables Facility, and bears interest, at ACL's option, at London Inter Bank Offered Rates ("LIBOR or LIBOR Rates") plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the facility.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


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

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         The Chapter 11 process presents inherent material uncertainty; it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Debtors will continue to operate in their present organizational structure, or the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors and equity holder. The ultimate recovery, if any, by creditors and DHC will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. While it cannot be presently determined, DHC believes it will receive little or no value with respect to its equity interest in ACL Holdings or ACL. Accordingly, DHC wrote off its remaining investment in ACL at the end of the first quarter of 2003 as an other than temporary asset impairment. (See Note 5)

         On April 23, 2004, ACL announced the sale of its ownership interest in UABL Limited ("UABL"), a South American barging and terminalling company, and other assets being used by UABL for $24.1 million of cash and other consideration. In connection with the UABL sale, ACL recorded a pre-tax loss of $34.9 million.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PARENT AND CONSOLIDATED ENTITY

     Principles of Consolidation

         The consolidated financial statements reflect the results of operations, cash flows and financial position of DHC and its majority-owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned or controlled are accounted for under the equity method.

     Fiscal Year

         In 2002, DHC conformed its previous calendar year-end reporting basis to ACL's fiscal year-end reporting basis. Effective with the fiscal year beginning December 28, 2002, DHC is again reporting on a calendar year-end basis to conform with DIND and its consolidated subsidiaries who have been consolidated in the accompanying consolidated financial statements using its calendar year-end reporting period in all periods presented.

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

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


     Deferred Financing Costs

         The Company recorded $18.8 million of deferred financing costs in connection with arranging its various financing arrangements. These costs are being amortized over the expected period that the related financing will be outstanding. Amortization for quarter ended March 31, 2004 was $3.2 million and is included in interest expense on the consolidated statement of operations.

     Incentive Compensation Plans

         Stock-based compensation cost is measured using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") for the Company's directors and employees. Pro forma net loss and loss per share are disclosed below as if the fair value based method of accounting under SFAS 123 had been applied to all stock-based compensation awards.

                                                          (IN THOUSANDS)
                                                 QUARTER ENDED     QUARTER ENDED
                                                 MARCH 31, 2004    MARCH 28, 2003
                                                 --------------    --------------

     Stock Option Expense Recorded ..........     $        (10)     $        (25)
                                                  ============      ============

     Net Loss As Reported ...................     $     (2,173)     $    (57,836)
     Pro Forma Compensation Expense .........              (46)             (553)
                                                  ------------      ------------
     Pro Forma Net Loss .....................     $     (2,219)     $    (58,389)
                                                  ============      ============

     Basic and Diluted Loss Per Share:
          As Reported .......................     $      (0.07)     $      (1.88)
          Pro Forma .........................            (0.07)            (1.90)

     INSURANCE SERVICES

     Deferred Policy Acquisition Costs

         Insurance Services' deferred policy acquisition costs, consisting principally of commissions and premium taxes paid at the time of issuance of the insurance policy, are deferred and amortized over the period during which the related insurance premiums are earned. Deferred policy acquisition costs are limited to the estimated future profit, based on the anticipated losses and loss adjustment expenses ("LAE") (based on historical experience), maintenance costs, policyholder dividends, and anticipated investment income. Deferred policy acquisition costs were $431,000 and $833,000 at March 31, 2004 and March 28, 2003, respectively.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


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

         Insurance Services accounts for its reinsurance contracts which provide indemnification by reducing earned premiums for the amounts ceded to the reinsurer and establishing recoverable amounts for paid and unpaid losses and LAE ceded to the reinsurer. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk generally do not meet conditions for reinsurance accounting and are accounted for as deposits. For the quarters ended March 31, 2004 and March 28, 2003, Insurance Services had no reinsurance contracts which were accounted for as deposits.

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

         Insurance Services establishes an allowance for premium receivables and reinsurance recoverables through a charge to general and administrative expenses based on historical experience. After all collection efforts have been exhausted, Insurance Services reduces the allowance for balances that have been deemed uncollectible.

     ENERGY AND WATER

     Service Revenues

         Covanta's revenues are generally earned under contractual arrangements. Service revenues include:

         o Fees earned under contract to operate and maintain waste to energy, independent power and water facilities;

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         o Fees earned to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the client community pursuant to applicable waste to energy service agreements.

         o Regardless of the timing of amounts paid by client communities relating to project debt principal, Covanta records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to waste to energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt;

         o Fees earned for processing waste in excess of service agreement requirements;

         o        Tipping fees earned under waste disposal agreements; and

         o Other miscellaneous fees such as revenue for scrap metal recovered and sold.

     Electricity and Steam Sales

         Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net amounts due to client communities under applicable service agreements.

     Construction Revenues

         Revenues under fixed-price contracts, including construction, are recognized on the basis of the estimated percentage of completion of services rendered. Anticipated losses are recognized as soon as they become known.

     Property, Plant and Equipment

         As of March 10, 2004, property, plant, and equipment was recorded at its estimated fair values based upon discounted cash flows using currently available information. For financial reporting purposes, depreciation is calculated by the straight-line method over the estimated remaining useful lives of the assets, which range generally from three years for computer equipment to 41 years for waste-to-energy facilities.

     Service and Energy Contracts

         As of March 10, 2004, service and energy contracts were recorded at their estimated fair values based upon discounted cash flows from the service contracts and the above market portion of the energy contracts using currently available information. Amortization is calculated by the straight-line method over the estimated life of the underlying agreements.

         Estimated amortization over the next five years is as follows (in thousands):

                      2004......................................$21,346
                      2005.......................................28,900
                      2006.......................................28,900
                      2007.......................................28,900
                      2008.......................................26,425

     Goodwill

         Goodwill represents the amount by which the purchase price for Covanta exceeds the fair value of its tangible assets and identified intangible assets less its liabilities. Pursuant to the provisions of Statement of Financial Accounting

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill is not amortized but is subject to annual impairment testing or when indicators of impairment exist.

     Restricted Funds

         Restricted funds held in trust are primarily amounts received by third party trustees relating to projects owned by Covanta, and which may be used only for specified purposes. Covanta generally does not control these accounts. They include debt service reserves for payment of principal and interest on project debt, deposits of revenues received with respect to projects prior to their disbursement as provided in the relevant indenture or other agreements, lease reserves for lease payments under operating leases, and proceeds received from financing the construction of energy facilities. Such funds are invested principally in United States Treasury bills and notes and United States government agencies securities.

     Project Development Costs

         Covanta capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a plant. These costs include outside professional services, permitting expense and other third party costs directly related to the development of a specific new project. Upon the start-up of plant operations or the completion of an acquisition, these costs are generally transferred to property, plant and equipment and are amortized over the estimated useful life of the related project or charged to construction costs in the case of a construction contract for a facility owned by a municipality. Capitalized project development costs are charged to expense when it is determined that the related project is impaired.

     Pension and Postretirement Plans

         Covanta has pension and post-retirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside Covanta's control and can have a significant effect on the amounts reported in the financial statements.

     Interest Rate Swap Agreements

          The fair value of interest rate swap agreements are recorded as assets and liabilities, with changes in fair value during the year credited or charged to debt service revenue or debt service charges, as appropriate.

     Long-Lived Assets

         Covanta accounts for the impairment of long-lived assets to be held and used by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. If the carrying value of such assets is greater than the anticipated future undiscounted cash flows of those assets, Covanta would measure and record the impairment amount, if any, as the difference between the carrying value of the assets and the fair value of those assets.

     Foreign Currency Translation

         For foreign operations, assets and liabilities are translated at year-end exchange rates and revenues and expenses are translated at the average exchange rates during the year. For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of other comprehensive income (loss) and shareholders' equity. Currency transaction gains and losses are recorded in Other-net in the Statements of Consolidated Operations and Comprehensive Income (Loss).

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


     NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN No. 46 was revised in December 2003 and is applicable for the Company on January 1, 2004 for interests acquired in variable interest entities prior to February 1, 2003. The Company adopted the provisions of FIN No. 46 without impact on its financial position or results of operations.

     RECLASSIFICATION

         Certain prior period amounts, including various revenues and expenses, have been reclassified in the Financial Statements to conform with the current period presentation.

NOTE 5. EQUITY IN INCOME AND LOSSES OF EQUITY INVESTEES

          DHC wrote off its investment in ACL during the quarter ended March 28, 2003. The GMS and Vessel Leasing investments are not considered by DHC to be impaired. The reported net income (loss) for the quarters ended March 31, 2004 and March 28, 2003, includes, under the caption "Equity in Net Income (Loss) of Unconsolidated Investments", the following components (in thousands):

                                                            MARCH 31, 2004      MARCH 28, 2003
                                                            --------------      --------------
     ACL's Reported Loss for the Three Months
         Ended                                              $           --      $      (46,998)
     Other Than Temporary Impairment of Remaining
         Investment in ACL as of March 28, 2003                         --              (8,205)
                                                            --------------      --------------
     Total ACL Loss                                                     --             (55,203)
     GMS Loss                                                          (19)                (34)
     Vessel Leasing Income                                             102                  63
                                                            --------------      --------------
     Equity in Net Income (Loss) of Unconsolidated
         Marine Services Subsidiaries                                   83             (55,174)

     Equity in Net Income of Unconsolidated Energy
         and Water Investments                                         932                  --
                                                            --------------      --------------
     Equity in Net Income (Loss) of Unconsolidated
         Investments                                        $        1,015      $      (55,174)
                                                            ==============      ==============


                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         Activity in the equity investees for the quarters ended March 31, 2004 and March 28, 2003 is as follows (in thousands):

                                                                        MARCH 31, 2004
                                        -------------------------------------------------------------------------------
                                                                                                          HARIPUR BARGE
                                                                             VESSEL       QUEZON POWER        PLANT
                                            ACL              GMS            LEASING    (THE PHILIPPINES)   (BANGLADESH)
                                        -----------      -----------      -----------  -----------------  -------------
     Net Revenue                        $   139,670      $    13,778      $     1,240     $    11,799     $     1,948
     Operating (Loss) Income*                (8,175)           1,111              758           5,383           1,142
     Net (Loss) Income                      (23,774)            (354)             204           3,157             488

                                                                             MARCH 28, 2003
                                        -------------------------------------------------------------------------------
                                                                                                          HARIPUR BARGE
                                                                             VESSEL       QUEZON POWER        PLANT
                                            ACL              GMS            LEASING    (THE PHILIPPINES)   (BANGLADESH)
                                        -----------      -----------      -----------  -----------------  -------------
     Net Revenue                        $   139,153      $    13,150      $     1,152     $        --     $        --
     Operating (Loss) Income*               (27,791)             618              680              --              --
     Net (Loss) Income                      (46,998)            (624)             126              --              --

*Before ACL Reorganization Expenses

NOTE 6. INVESTMENTS

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

NOTE 7. PER SHARE DATA

         Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share ("Common Stock"), outstanding during the relevant period. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock. Such average shares were 31,954,042 and 30,817,297 for the quarters ended March 31, 2004 and March 28, 2003, respectively. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, warrants, rights and convertible notes whether or not currently exercisable.

         5,120,853 shares of Common stock issued on December 2, 2003 pursuant to the note purchase agreement were included in the weighted average outstanding shares calculation as of March 10, 2004, the date on which certain conditions upon which the shares were contingently returnable were satisfied. The weighted average number of such shares included in the basic and diluted earnings per share calculation was 1,238,008 for the quarter ended March 31, 2004.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         Options to purchase 182,500 shares of Common Stock at exercise prices ranging from $7.00 to $7.0625 per share and options to purchase 3,343,918 shares of Common Stock at exercise prices ranging from $3.37 to $7.0625 per share were outstanding during the quarters ended March 31, 2004, and March 31, 2003, respectively but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Stock. 180,000 and 3,013,293 of such options were outstanding as of March 31, 2004, and March 31, 2003, respectively. Options to purchase 2,382,043 shares of Common Stock at exercise prices ranging from $1.45 to $6.6875 per share, rights to purchase 3,000,000 shares of Common Stock at $1.53 per share, and $40 million notes convertible into shares of Common Stock at a price of $1.53 per share were outstanding during the quarter ended March 31, 2004 but were not included in the computation of diluted earnings per share because the effect would have been antidilutive. 1,949,917 of such options were outstanding as of March 31, 2004. See Note 2 for additional information regarding the rights and convertible notes.

NOTE 8. REINSURANCE

         NAICC cedes reinsurance on an excess of loss basis for workers' compensation risks in excess of $500,000 prior to April 2000 and $200,000 thereafter. For all other lines, NAICC cedes reinsurance on an excess of loss basis for exposure in excess of $250,000.

NOTE 9. CREDIT ARRANGEMENTS

         In connection with the effectiveness of the Covanta Reorganization Plan and the consummation of the acquisition of Covanta by DHC, Covanta emerged from bankruptcy with a new debt structure. Domestic Borrowers have two credit facilities; the First Lien Facility and the Second Lien Facility.

         o The First Lien Letter of Credit Facility ("First Lien Facility") provides commitments for the issuance of letters of credit contractually required in connection with a waste-to-energy facility. These letters of credit are currently required in the aggregate amount of approximately $138.2 million as of March 31, 2004, and the contractually required amount decreases semi-annually. The First Lien Facility has a term of five years, and requires cash collateral to be posted for issued letters of credit in the event Covanta has cash in excess of specified amounts. Covanta paid a 1% upfront fee (approximately $1.4 million) upon entering into the First Lien Facility, and will pay with respect to each issued letter of credit (i) a fronting fee equal to the greater of $500 or 0.25% per annum of the daily amount available to be drawn under such letter of credit, (ii) a letter of credit fee equal to 2.5% per annum of the daily amount available to be drawn under such letter of credit, and
                  (iii) an annual fee of $1,500.

         o The Second Lien Letter of Credit Facility ("Second Lien Facility") provides commitments in the aggregate amount of $118 million, up to $10.0 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit supporting Covanta's domestic and international businesses. This Second Lien Facility has a term of five years. The Second Lien Facility requires cash collateral to be posted for issued letters of credit in the event Covanta has cash in excess of specified amounts. The revolving loan component of the second lien credit facility bears interest at either (i) 4.5% over a base rate with reference to either the Federal Funds rate of the Federal Reserve System or Bank One's prime rate or (ii) 6.5% over a formula Eurodollar rate, the applicable rate to be determined by Covanta (increasing by 2% over the then applicable rate in specified default situations). Covanta also paid an upfront fee of $2.36 million upon entering into the second lien credit agreement, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000, and (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit. As of March 31, 2004, letters of credit in the approximate aggregate amount of $85.9 million had been issued under the Second Lien Facility,

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


                  which amount was reduced to $70.9 million as of April 2, 2004, and Covanta had not sought to make draws against the $10.0 million liquidity facility of the Second Lien Facility.

         Total fees of $11.6 million paid on March 10, 2004 have been capitalized and are being amortized using the interest method over the life of the credit facilities on a straight line basis to the extent no borrowings exist. Both facilities are secured by the assets of the Domestic Borrowers not otherwise pledged. The lien of the Second Lien Facility is junior to that of the First Lien Facility.

         Also, CPIH and each of its domestic subsidiaries, which hold all of the assets and operations of Covanta's international businesses (the "CPIH Borrowers") entered into a term loan facility:

         o The CPIH Revolving Credit Facility is secured by a first priority lien on the CPIH stock and substantially all of the CPIH Borrowers' assets not otherwise pledged and consists of commitments for cash borrowings of up to $10 million for purposes of supporting the international businesses. The CPIH revolving credit facility has a maturity date of three years and to the extent drawn upon bears interest at the rate of either (i) 7% over a base rate with reference to either the Federal Funds rate of the Federal Reserve System or Deutsche Bank's prime rate or (ii) 8% over a formula Eurodollar rate, the applicable rate to be determined by CPIH (increasing by 2% over the then applicable rate in specified default situations). CPIH also paid a 2% upfront fee of $200,000, and will pay (i) a commitment fee equal to 0.5% per annum of the average daily calculation of available credit, and (ii) an annual agency fee of $30,000. As of March 31, 2004, CPIH had not sought to make draws on this facility.

         The debt of the CPIH Borrowers is non-recourse to Covanta and its other domestic subsidiaries.

NOTE 10. OTHER LONG-TERM DEBT

         Long-term debt consisted of the following at March 31, 2004 (in thousands):

     High yield notes                                 $    205,190
     CPIH term loan facility                                94,825
     Unsecured notes                                        36,500
     Other long-term debt                                   10,891
                                                      ------------
          Total                                            347,406
     Less current portion of long term debt                 (9,631)
                                                      ------------
          Total                                       $    337,775
                                                      ============

         The Domestic Borrowers also issued two additional series of notes pursuant to indentures, which are referred to herein as the "High Yield Notes" and "Unsecured Notes".

         o The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205.0 million, which will accrete to $230.0 million at maturity in seven years. Interest is payable at a rate of 8.25% semi-annually on the basis of the principal at final maturity; no principal is due prior to maturity of the High Yield Notes; and the High Yield Notes may be prepaid without premium or penalty within two years of issuance.

         o Unsecured Notes in a principal amount of $4.0 million were issued on the effective date of the Covanta Reorganization Plan, and Covanta expects to issue additional Unsecured Notes in a principal amount of between $30.0 million and $35.0 million including additional Unsecured Notes that may be issued to holders

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


                  of allowed claims against the remaining debtors if and when they emerge from bankruptcy. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against Covanta's operating subsidiaries which were reorganizing debtors, and such amount will be determined when such claims are resolved through settlement or further proceedings in the Bankruptcy Court. The principal amount of Unsecured Notes indicated in the table above represents the expected liability upon completion of the claims process. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004. Interest is payable semi-annually on the Unsecured Notes at a rate of 7.5%; principal is paid annually beginning in March, 2006. The Unsecured Notes mature in eight years.

         Also, CPIH Borrowers entered into the following term loan facility:

         o The CPIH Term Loan Facility of up to $95 million secured by a second priority lien on the same collateral as the CPIH Revolving Credit Facility, and bears interest at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable by adding it to the outstanding principal balance. The interest rate increases to 12.5% per annum in specified default situations. The CPIH Term Loan Facility matures in three years.

         The debt of the CPIH Borrowers is non-recourse to Covanta and its other domestic subsidiaries.

         Covanta may issue tax notes in an aggregate principal amount equal to the aggregate amount of allowed priority tax claims with a maturity six years after the date of assessment. Interest will be payable semi-annually at the rate of four percent. Under the Covanta Reorganization Plan, Covanta may pay the amount of such claims in cash.

         The maturities on long-term debt including capital lease obligations at March 31, 2004 were as follows (in thousands):

     2004                                  $      9,631
     2005                                            25
     2006                                         1,235
     2007                                        94,825
     Later years                                241,690
                                           ------------
          Total                                 347,406
     Less current portion                        (9,631)
                                           ------------

          Total long-term debt             $    337,775
                                           ============

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


NOTE 11. PROJECT DEBT

         Project debt consisted of the following at March 31, 2004 (in thousands):

     Revenue Bonds Issued by and Prime Responsibility of Municipalities:
     3.625-6.75% serial revenue bonds due 2005 through 2011                               $  306,843
     5.0-7.0% term revenue bonds due 2005 through 2015                                       165,961
     Adjustable-rate revenue bonds due 2006 through 2013                                     120,967
                                                                                          ----------

          Sub total                                                                          593,771
                                                                                          ----------

     Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues
     Guaranteed by Third Parties:
     5.25-8.9% serial revenue bonds due 2005 through 2008                                     24,006
                                                                                          ----------

     Other Revenue Bonds:
     4.7-5.5% serial revenue bonds due 2005 through 2015                                      72,515
     5.5-6.7% term revenue bonds due 2014 through 2019                                        69,515
                                                                                          ----------

          Sub total                                                                          142,030
                                                                                          ----------

     Other project debt                                                                       87,196
                                                                                          ----------

          Total long-term project debt                                                       847,003

          Current portion of project debt                                                     94,134
                                                                                          ----------

               Total                                                                      $  941,137
                                                                                          ==========

         Project debt associated with the financing of waste-to-energy facilities is generally arranged by municipalities through the issuance of tax-exempt and taxable revenue bonds. The category, "Revenue Bonds Issued by and Prime Responsibility of Municipalities," includes bonds issued with respect to projects owned by Covanta for which debt service is an explicit component of the client community's obligation under the related service agreement. In the event that a municipality is unable to satisfy its payment obligations, the bondholders' recourse with respect to Covanta is limited to the waste-to-energy facilities and restricted funds pledged to secure such obligations.

         The category "Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties" includes municipal bonds issued to finance two facilities for which contractual obligations of third parties to deliver waste ensure sufficient revenues to pay debt service, although such debt service is not an explicit component of the third parties' service fee obligations.

         The category "Other Revenue Bonds" includes bonds issued to finance one facility for which current contractual obligations of third parties to deliver waste provide sufficient revenues to pay debt service related to that facility through 2011, although such debt service is not an explicit component of the third parties' service fee obligations. Covanta anticipates renewing such contracts prior to 2011.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         Payment obligations for the project debt associated with facilities owned by Covanta are limited recourse to the operating subsidiary and non-recourse to Covanta, subject to construction and operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective facilities and related assets.

         The maturities on long-term project debt at March 31, 2004 were as follows (in thousands):

     2004                                             $     64,525
     2005                                                   93,696
     2006                                                   99,904
     2007                                                   98,183
     2008                                                   98,048
     Later years                                           486,781
                                                      ------------

         Total                                             941,137
     Less current portion                                  (94,134)
                                                      ------------

     Total long-term project debt                     $    847,003
                                                      ============

NOTE 12. INCOME TAXES

         DHC files a Federal consolidated income tax return with its subsidiaries. DHC's Federal consolidated return includes the taxable results of certain grantor trusts established pursuant to a prior court approved reorganization to assume various liabilities of certain present and former subsidiaries of DHC. These trusts are not consolidated with DHC for financial statement purposes. DHC's Federal consolidated return will exclude the results of CPIH since their operations do not qualify for consolidation under the applicable tax laws. DHC records its interim tax provisions based upon estimated effective tax rates for the year.

         DHC's provision for income taxes in the condensed consolidated statements of operations consists of certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the trusts referred to above, and reflect preparation on a separate company basis. For further information, reference is made to Note 13 of the Notes to the Consolidated Financial Statements included in DHC's Annual Report on Form 10-K for the year ended December 31, 2003.

         DHC had NOLs estimated to be approximately $652 million for Federal income tax purposes as of the end of 2003. The NOLs will expire in various amounts beginning on December 31, 2004 through December 31, 2023, if not used. In connection with the purchase of Covanta, the Company reassessed its valuation allowances on deferred tax benefits associated with its NOLs. Included in the consolidated financial statements is a deferred tax asset of $91.7 million associated with the reduction in valuation allowances to reflect the estimated future NOL utilization from the inclusion of Covanta (exclusive of its international holding company) in DHC's consolidated Federal income tax group. The Internal Revenue Service ("IRS") has not audited any of DHC's tax returns. There can be no assurance that DHC would prevail if the IRS were to challenge the use of the NOLs.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         If DHC were to undergo, an "ownership change" as such term is used in
Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. DHC will be treated as having had an "ownership change" if there is a more than 50% increase in stock ownership during a 3-year "testing period" by "5% stockholders". DHC's Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve DHC's NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and DHC expects that they will remain in-force as long as DHC has NOLs. DHC cannot be certain, however, that these restrictions will prevent an ownership change.

NOTE 13. STOCKHOLDERS' EQUITY

         As of March 31, 2004, there were 35,969,941 shares of Common Stock issued of which 35,959,145 were outstanding; the remaining 10,796 shares of Common Stock issued but not outstanding are held as treasury stock. In connection with efforts to preserve DHC's NOLs, DHC has imposed restrictions on the ability of holders of five percent or more of Common Stock to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock.

         The following represents shares of Common Stock reserved for future issuance as of March 31, 2004:

     2004 rights offering .............................................       26,969,359(A)

     Required conversion of Laminar debt ..............................        8,750,000(A)

     Stock purchase rights of certain creditors of Covanta ............        3,000,000(A)

     Stock options exercisable in 2004 ................................        1,687,414
                                                                            ------------
                                                                              40,406,773
                                                                            ============

     (A) The number of shares is based on the maximum number of shares which could be issued assuming 100% stockholder participation in the rights offering. The number of shares for the required conversion of Laminar debt and the stock purchase rights of certain creditors of Covanta are subject to the level of public participation in the rights offering (as defined in the agreements), as well as other limitations regarding the Covanta creditors' stock purchase rights.

NOTE 14. BUSINESS SEGMENTS

         DHC has four reportable business segments - energy and water, insurance, marine and corporate. Energy and Water develops, constructs, owns and operates for others key infrastructure for the conversion of waste to energy, independent power production and the treatment of water and waste water in the United States and abroad. The Insurance Services segment writes property and casualty insurance in the western United States, primarily in California. The Marine segment includes the barging, construction and terminals segments of the Marine Services businesses which are accounted for using the equity method beginning in 2003. The corporate segment represents the operating expenses and miscellaneous income of the holding company, DHC.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         Management evaluates performance based on segment earnings, which is defined as operating income before income taxes. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies.

                                                                      (IN THOUSANDS)
                                                            QUARTER ENDED       QUARTER ENDED
                                                            MARCH 31, 2004      MARCH 28, 2003
                                                            --------------      --------------

Revenues:

     Energy and Water
       Domestic Energy and Water                            $       29,798      $           --
       International Energy                                          9,178                  --
                                                            --------------      --------------
           Subtotal Energy and Water                                38,976                  --

     Insurance                                                       6,899              11,076
     Corporate                                                          --                  --
                                                            --------------      --------------
           Total Revenues                                           45,875              11,076
                                                            --------------      --------------

Income (Loss) from Operations:

     Energy and Water
       Domestic Energy and Water                                     4,736                  --
       International Energy                                          2,499                  --
       Unallocated Income and (Expenses) - Net                      (2,723)                 --
                                                            --------------      --------------
           Subtotal Energy and Water                                 4,512                  --
     Insurance                                                         104              (1,783)
     Corporate                                                        (693)               (867)
                                                            --------------      --------------
     Income (Loss) from Operations                                   3,923              (2,650)

Other
     Interest Expense - Net                                         (6,922)                 --
     Equity in Net Income (Loss) of Unconsolidated
         Investments                                                 1,015             (55,174)
                                                            --------------      --------------

     Loss before Minority Interests and Provision
          for Income Taxes                                  $       (1,984)     $      (57,824)
                                                            ==============      ==============

         As previously described in Note 5, the investment in ACL was written off during the quarter ended March 28, 2003.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         The following is a reconciliation of segment loss to consolidated pre-tax totals:

                                                                               (IN THOUSANDS)
                                                                      QUARTER ENDED       QUARTER ENDED
                                                                      MARCH 31, 2004      MARCH 28, 2003
                                                                      --------------      --------------

     Total Segment Income (Loss) ................................     $        3,923      $       (2,650)
     Unallocated Amounts:
          Interest Expense ......................................             (6,922)                 --
     Equity in Net Income (Loss) of Unconsolidated
          Investments ...........................................              1,015             (55,174)
                                                                      --------------      --------------
     Loss before Minority Interests and
          Provision for Income Taxes ............................     $       (1,984)     $      (57,824)
                                                                      ==============      ==============

NOTE 15. EMPLOYEE BENEFIT PLANS

         Net periodic benefit cost for the Company's pension and other post-retirement benefit plans is immaterial for each of the quarters presented.

NOTE 16. INTEREST EXPENSE

         Interest expense in the condensed consolidated statement of operations for the quarter ended March 31, 2004 is comprised of the following (in thousands):

     Parent Company Debt                   $    4,273
     Energy and Water Debt                      2,649
                                           ----------
                                           $    6,922
                                           ==========

         Parent Company Debt interest expense is comprised of the amortization of deferred financing costs of $3,073 and accrued interest payable on the Covanta bridge financing of $1,200.

NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES

         At March 31, 2004, capital commitments for operations amounted to $11.2 million for normal maintenance and replacement in domestic energy and water. Other capital commitments for domestic energy and water and international energy as of March 31, 2004 amounted to approximately $11.9 million. This amount includes a commitment to pay $10.6 million in 2009 for a service contract extension at an energy facility. In addition, this amount includes a commitment to contribute $1.3 million in capital to an investment in a waste-to-energy facility in Italy which is expected to be contributed in late 2004.

         Covanta and certain of its subsidiaries have issued or are party to performance bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy facilities.

         The surety bonds relate to performance under its waste water treatment operating contracts ($8.5 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million) and to energy businesses that have been sold and the related surety bonds ($1.2 million) are expected to be cancelled in 2004.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         The Company is party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. Covanta assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If Covanta can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.

         Generally claims and lawsuits against the Covanta debtors emerging from bankruptcy upon consummation of DHC's acquisition of Covanta arising from events occurring prior to their respective petition date have been resolved pursuant to the Covanta Reorganization Plan, and have been discharged pursuant to the March 5, 2004 order of the Bankruptcy Court which confirmed the Covanta Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, such claims may not be discharged. For example, the claims of certain persons who were personally injured prior to the petition date but whose injury only became manifest thereafter may not be discharged pursuant to the Covanta Reorganization Plan.

     ENVIRONMENTAL MATTERS

         Covanta's operations are subject to the environmental regulatory laws and the environmental remediation laws. Although Covanta's operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, Covanta believes that it is in substantial compliance with existing environmental laws and regulations.

         Covanta may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, Covanta may be exposed to joint and several liability for remedial action or damages. Covanta's ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally such claims arising prior to the petition date were resolved in and discharged by the Chapter 11 Cases.

         On September 15, 2003, the Environmental Protection Agency (the "EPA") issued a "General Notice Letter" identifying Covanta as among 41 potentially responsible parties ("PRPs") with respect to the Diamond Alkali Superfund Site/"Lower Passaic River Project." The EPA alleges that the PRPs are liable for releases or potential releases of hazardous substances to a 17 mile segment of the Passaic River, located in northern New Jersey, and requests the PRPs' participation as "cooperating parties" with respect to the funding of a five to seven year study to determine an environmental remedial and restoration program. Covanta has informed the EPA that it was a Debtor, the EPA did not file a proof of claim, and Covanta believes that its liability, if any, was discharged under the Covanta Reorganization Plan. On March 5, 2004, one PRP did file a motion in the Bankruptcy Court for leave to file a late proof of claim, but subsequently withdrew that motion. No other proofs of claim have been filed relating to this matter. The allegations as to Covanta relate to discontinued, non-energy operations.

         In 1985, Covanta sold its interests in several manufacturing subsidiaries, some of which allegedly used asbestos in their manufacturing processes, and one of which was Avondale Shipyards, now a subsidiary of Northrop Grumman Corporation. Some of these former subsidiaries have been and continue to be parties to asbestos-related litigation. In 2001, Covanta was named a party, with 45 other defendants, to one such case. Before the first petition date, Covanta had filed for its dismissal from the case. Also, eleven proofs of claim seeking unliquidated amounts have been filed against Covanta in the Chapter 11 cases based on what appears to be purported asbestos-related injuries that may relate to the operations of former Covanta subsidiaries. Covanta believes that these claims lack merit and has filed objections to them, and plans to object vigorously to such claims if necessary to resolve them.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


         The potential costs related to the following matters and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of Covanta's responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, Covanta believes that the following proceedings will not have a material adverse effect on Covanta's consolidated financial position or results of operations.

         o On June 8, 2001, the EPA named Covanta's wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 PRPs at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire in connection with alleged waste disposal by PRPs on this site. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in PRP group discussions towards settlement of the EPA's claims and will continue to seek a negotiated resolution of this matter. Although Covanta Haverhill, Inc.'s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs, Covanta believes that based on the amount of materials Covanta Haverhill, Inc. sent to the site, any liability will not be material. Covanta Haverhill, Inc. was not in the Covanta Bankruptcy.

         o On May 25, 2000 the California Regional Water Quality Control Board, Central Valley Region, issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station ("Chinese Station"), a general partnership in which one of Covanta's subsidiaries owns 50% and which owns and operates an independent power project in Jamestown, California which uses waste wood as a fuel. The order is in connection with the partnership's neighboring property owner's use of ash generated by Chinese Station's plant. Chinese Station completed the cleanup in mid-2001 and submitted its Clean Closure Report to the Water Quality Control Board on November 2, 2001. The Board and other state agencies continue to investigate alleged civil and criminal violations associated with the management of the material. The partnership believes it has valid defenses, and a petition for review of the order is pending. Settlement discussions in this matter are underway. Based on penalties proposed by the Board, Covanta believes that this matter can be resolved in amounts that will not be material to Covanta taken as a whole. Chinese Station and Covanta's subsidiary that owns a partnership interest in Chinese station were not debtors in the Covanta bankruptcy.

     OTHER MATTERS

         o In late 2000, Lake County, Florida commenced a lawsuit in Florida state court against Covanta Lake, Inc. (now merged with Covanta Lake II, Inc., ("Covanta Lake")) which also refers to its merged successor, as defined below) relating to the waste-to-energy facility operated by Covanta in Lake County, Florida (the "Lake Facility"). In the lawsuit, Lake County sought to have its service agreement with Covanta Lake (the "Lake Service Agreement") declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $70 million from Covanta Lake and Covanta.

                  On June, 20, 2003, Covanta Lake filed a motion with the Bankruptcy Court seeking entry of an order (i) authorizing Covanta Lake to assume, effective upon confirmation of a plan of reorganization for Covanta Lake, the Lake Service Agreement with Lake County, (ii) finding no cure amounts due under the Service Agreement, and (iii) seeking a declaration that the Lake Service Agreement is valid, enforceable and constitutional, and remains in full force and effect. Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


                  Covanta Lake in the amount of more than $8.5 million. Shortly before trial commenced in these matters, Covanta and Lake County reached a tentative settlement calling for a new agreement specifying the parties' obligations and restructuring of the project. That tentative settlement and the proposed restructuring will involve, among other things, termination of the existing Lake Service Agreement and the execution of a new waste disposal agreement which shall provide for a put-or-pay obligation on Lake County's part to deliver 163,000 tons per year of acceptable waste to the Lake Facility and a different fee structure; a replacement guarantee from Covanta in a reduced amount; the payment by Lake County of all amounts due as "pass through" costs with respect to Covanta Lake's payment of property taxes; the payment by Lake County of a specified amount in each of 2004, 2005 and 2006 in reimbursement of certain capital costs; the settlement of all pending litigation; and a refinancing of the existing bonds.

                  The Lake settlement is contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to Covanta's pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing Lake Service Agreement that would be terminated under the proposed settlement. On November 3, 2003 through November 5, 2003, the Bankruptcy Court conducted a trial on Mr. Gregg's proofs of claim. At issue in the trial was whether Mr. Gregg is entitled to damages as a result of Covanta Lake's proposed termination of the existing Lake Service Agreement and entry into a waste disposal agreement with Lake County. As of May 1, 2004, the Bankruptcy Court had not ruled on Covanta's claims objections. Based on the foregoing, Covanta determined not to propose a plan of reorganization or plan of liquidation for Covanta Lake, and instead that Covanta Lake should remain a debtor-in-possession after the effective date of the Covanta Reorganization Plan.

                  To emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Lake Facility, Covanta has rejected its guarantees of Covanta's obligations relating to the operation and maintenance of the Lake Facility. Covanta anticipates that if a restructuring is consummated, Covanta may at that time issue new parent guarantees in connection with that restructuring and emergence from bankruptcy.

                  Depending upon the ultimate resolution of these matters with Mr. Gregg and Lake County, Covanta Lake may determine to assume or reject one or more executory contracts related to the Lake Facility, terminate the Service Agreement with Lake County for its breaches and default and pursue litigation against Lake County and/or Mr. Gregg. Based on this determination, Covanta may reorganize or liquidate Covanta Lake. Depending on how Covanta Lake determines to proceed, creditors of Covanta Lake may receive little or no recovery on account of their claims.

         o During 2003 Covanta Tampa Construction, Inc. ("CTC") completed construction of a 25 million gallon per day desalination-to-drinking water facility under a contract with Tampa Bay Water ("TBW") near Tampa, Florida. Covanta Energy Group, Inc., guaranteed CTC's performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc. ("CTB") entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC.

                  As construction of the Tampa Water Facility neared completion, the parties had material disputes between them, primarily relating to (i) whether CTC has satisfied acceptance criteria for the Tampa Water Facility; (ii) whether TBW has obtained certain permits necessary for CTC to complete start-up and testing, and for CTB to subsequently operate the Tampa Water Facility; (iii) whether influent water provided by TBW for the Tampa Water Facility is of sufficient quality to permit CTC to complete start-up and testing, or to permit CTB to operate the Tampa Water Facility as contemplated and (iv) if and to the extent that the Tampa Water Facility cannot be optimally operated, whether such shortcomings constitute defaults under CTC's agreements with TBW.

                          DANIELSON HOLDING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


                  In October 2003, TBW issued a default notice to CTC, indicated that it intended to commence arbitration proceedings against CTC, and further indicated that it intended to terminate CTC's construction agreement. As a result, on October 29, 2003, CTC filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in order to, among other things, prevent attempts by TBW to terminate the construction agreement between CTC and TBW. On November 14, 2003, TBW commenced an adversary proceeding against CTC and filed a motion seeking a temporary restraining order and preliminary injunction directing that possession of the Tampa Water Facility be turned over to TBW. On November 25, 2003, the Bankruptcy Court denied the motion for a temporary restraining order and preliminary injunction and ordered, among other things, that the parties attempt to resolve their disputes in a non-binding mediation.

                  In February 2004 Covanta and TBW reached a tentative compromise of their disputes which has been approved by the Bankruptcy Court, subject to definitive documentation, and confirmation of an acceptable plan of reorganization for CTC and CTB, which were not included in the Covanta Reorganization Plan. Under that tentative compromise, all contractual relationships between Covanta and TBW will be terminated, CTC will operate the facility in "hot stand-by" for a limited period of time, and the responsibility for optimization and operation of the Tampa Water Facility will be transitioned to a new, non-affiliated operator. In addition, TBW will pay $4.95 million to or for the benefit of CTC, of which up to $550,000 is earmarked for the payment of claims under the subcontracts previously assigned by Covanta to TBW. The settlement funds ultimately would be distributed to creditors and equity holders of CTC and CTB pursuant to a plan of reorganization for CTC. As a result of the foregoing, Covanta determined not to include CTC and CTB in the Covanta Reorganization Plan or liquidation plan, and instead that CTC and CTB should remain debtor-in-possessions after the effective date of the Covanta Reorganization Plan, and that separate plans of reorganization subsequently would be proposed for CTC and CTB. In April, 2004, CTC and CTB filed a plan of reorganization as contemplated by the settlement. It is anticipated that the Bankruptcy Court will schedule a hearing in July, 2004 at which the Court will consider confirmation of such plan of reorganization.

                  If the parties are unable to resolve their differences consensually, and depending upon, among other things, whether the parties are able to successfully effect the settlement described above, Covanta may, among other things, commence additional litigation against TBW, attempt to assume or reject one or more executory contracts related to the Tampa Water Facility, or propose different liquidating plans and/or plans of reorganization for CTB and/or CTC. In such an event, creditors of CTC and CTB may receive little or no recovery on account of their claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in the Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Danielson Holding Corporation ("DHC") and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan", "believe", "expect", "anticipate", "intend", "estimate", "project", "may", "will", "would", "could", "should", "seeks", or "scheduled to", or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. DHC cautions investors that any forward-looking statements made by DHC are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to DHC, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of DHC's Annual Report on Form 10-K for the year ended December 31, 2003 and in other securities filings by DHC.

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

ADDITIONAL INFORMATION

         The following discussion addresses the financial condition of DHC as of March 31, 2004, compared with December 31, 2003, and its results of operations for the quarter ended March 31, 2004, compared with the quarter ended March 28, 2003. It should be read in conjunction with the DHC's Unaudited Consolidated Financial Statements and Notes thereto for the periods ended March 31, 2004 and March 28, 2003 also contained in this report. It should also be read in conjunction with DHC's Audited Consolidated Financial Statements and Notes thereto for the period ended December 31, 2003 and Management's Discussion and Analysis included in the DHC's 2003 Annual Report on Form 10-K, to which the reader is directed for additional information.

         The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of DHC's business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. As described in Note 2 of the Notes to the Consolidated Financial Statements, the Company's purchase accounting of its acquisition of Covanta reflects a preliminary allocation of value to the assets acquired and liabilities assumed and is subject to refinement.

         As used in this Item 2, the term "Covanta" refers to Covanta Energy Corporation, "Domestic Covanta" refers to Covanta and its subsidiaries engaged in the waste to energy, water and independent power businesses in the United States; and "CPIH" refers to Covanta's subsidiary, Covanta Power International Holdings, Inc. and its subsidiaries engaged in the independent power business outside the United States.

         On March 10, 2004, Covanta and most of its subsidiaries engaged in waste to energy, water and independent power in the United States consummated the Covanta Reorganization Plan and emerged from their reorganization proceedings under Chapter 11 of the Bankruptcy Code. As a result of the consummation of the Covanta Reorganization Plan, Covanta is a wholly owned subsidiary of DHC. The subsidiaries of Covanta that own and operate the Warren County, New Jersey, and Lake County, Florida, waste to energy facilities and which were engaged in the Tampa Bay desalination facility (together the "Remaining Debtors") remain in Chapter 11 proceeding. Consequently, Covanta no longer includes these entities as consolidated subsidiaries in its financial statements. Covanta's investment in these entities is recorded using the equity method as of March 10, 2004. The results of operations and financial condition of Domestic Covanta and CPIH are consolidated for financial reporting purposes from the date of acquisition.

OVERVIEW AND SIGNIFICANT EVENTS

         DHC is organized as a holding company with substantially all of its operations conducted in the insurance services industry prior to the acquisition of Covanta's energy and water businesses. DHC also has subsidiaries engaged in the Marine Services industry which, beginning in 2003, are accounted for under the equity method.

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

         DHC, on a parent-only basis, has continuing expenditures for administrative expenses and derives revenues primarily from investment returns on portfolio securities. Therefore, the analysis of DHC's results of operations and financial condition is generally done on a business segment basis. DHC's strategic and business plan is to acquire businesses that will allow DHC to earn an attractive return on its investments.

         In May 2002, DHC acquired a 100% ownership interest in ACL thereby entering into the marine transportation, construction and related service provider businesses. On January 31, 2003, ACL and certain of its subsidiaries and its immediate direct parent entity, ACL Holdings, filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

         As a result of the bankruptcy filing, while DHC continues to exercise influence over the operating and financial policies of ACL, it no longer maintains control of ACL. Accordingly, for the quarter ended March 31, 2004, DHC has accounted for its investments in ACL, GMS and Vessel Leasing using the equity method of accounting. Under the equity method of accounting, DHC reports its share of the equity investees' income or loss based on its ownership interest.

         Since DHC wrote off its investment in ACL in 2003 and neither DHC nor the other Marine Services subsidiaries (GMS and Vessel Leasing) are guarantors of ACL's debt nor are they contractually liable for any of ACL's liabilities, the commentary included in this Item 2 with respect to the financial condition and results of operations of Marine Services is limited. An expanded discussion and analysis would not reflect DHC's current or future operations and, accordingly, would not be meaningful.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and analysis of results of operations and financial condition has been prepared on a business segment basis. DHC's business segments are energy and water, insurance operations, marine services and DHC's corporate parent activities. Given the significance of the Covanta acquisition on March 10, 2004 to DHC's future results of operations and financial condition, the energy and water business segment discussion includes combined information for the three months ended March 31, 2004 as compared to information for the three months ended March 31, 2003 in order to provide a more informative comparison of results. Predecessor information refers to financial information of Covanta pertaining to periods prior to DHC's acquisition of Covanta on March 10, 2004.

EXECUTIVE SUMMARY - ENERGY AND WATER

     COVANTA'S BUSINESS SEGMENTS

          Covanta has two business segments: (a) Domestic energy and water and
(b) International energy. Domestic energy and water designs, constructs, and operates key infrastructure for municipalities and others in waste to energy, independent power production and water. Its principal business is the operation and, in some cases, ownership of waste to energy facilities. Waste to energy facilities combust municipal solid waste as a means of environmentally sound disposal and produce energy that is sold as electricity or steam to utilities and other purchasers. Covanta's independent power projects generate electricity by combusting coal, natural gas, landfill gas, or heavy fuel oil, or by utilizing hydroelectric resources. The generated power is sold to private utilities, governmental agencies distributing power or other power users. The water business treats waste water prior to its discharge under contracts with municipalities and private entities and produces potable water which is distributed by municipal authorities. The International energy segment has ownership interests in, and/or operates, independent power production facilities in The Philippines, China, Bangladesh, India, Spain, and Costa Rica, and one waste-to-energy facility in Italy.

     EMERGENCE FROM CHAPTER 11

         Covanta filed its petition for relief under Chapter 11 of the Bankruptcy Code on April 1, 2002. During the proceedings Covanta disposed of businesses (including its geothermal power generating facilities) that were not in the Domestic energy and water and International energy segments. On March 10, 2004, Covanta consummated its court approved Covanta Reorganization Plan pursuant to which DHC acquired 100% of Covanta for a purchase price of approximately $30 million.

     OPTIMIZING CASH

         As further explained below, Domestic Covanta and CPIH emerged from the Chapter 11 proceedings as highly leveraged entities, with several series of new debt issued under the Covanta Reorganization Plan. The creditors under the new debt and credit facilities of Domestic Covanta do not have recourse to CPIH, and the creditors under the new debt and credit facilities of CPIH do not have recourse to Domestic Covanta. Cash distributions from CPIH are not available for use by Domestic Covanta until the CPIH debt and credit facilities are paid in full. Therefore, the assets and cash flow of CPIH are not available to repay the Domestic Covanta's facilities or satisfy other of its obligations.

         In addition, most of Covanta's subsidiaries that own projects had previously incurred indebtedness to fund the development and construction of their respective facilities, and this indebtedness was unaffected by the bankruptcy. Generally, the holders of project debt have recourse only to the assets of the specific project funded with that debt. The components of Domestic Covanta's and CPIH's debt are discussed in further detail below.

         Management's primary objective is to provide reliable service to its clients while generating sufficient cash to meet its liquidity needs. Maintaining historic facility production and optimizing cash receipts is necessary to assure that Covanta has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments.

         The Company believes that Domestic Covanta's operations should generate sufficient cash to meet operational needs, capital expenditures and debt service due prior to maturity on both the corporate and project level. Therefore in order to achieve its objective of optimizing cash flows, management believes it must seek to continue to operate and maintain Domestic Covanta's facilities consistent with historical performance levels and avoid increases in overhead and operating expenses in view of the largely fixed nature of the Domestic Covanta's revenues. Management will also seek to maintain or enhance Domestic Covanta's cash flow from renewals or replacement of existing contracts (which begin to expire in October, 2007), and from new contracts to expand existing facilities or operate additional facilities. Domestic Covanta's ability to grow cash flows by investing in new projects will be limited by debt covenants in its principal financing agreements, and by the absence of opportunities for new waste to energy facilities.

         Management believes that demonstrating Domestic Covanta's ability to maintain consistent and substantial cash flows will enable it to attract alternative sources of credit. Refinancing Domestic Covanta's credit facilities may enable it to reduce the costs of its indebtedness and letters of credit, remove or relax restrictive debt covenants and provide Domestic Covanta with the additional flexibility to exploit appropriate growth opportunities in the future. In addition, Domestic Covanta is not required to pay a premium with respect to prepayment of its High Yield Notes within two years of emergence. In addition, Domestic Covanta has two letter of credit facilities under which it obtained letters of credit required under agreements with customers. These facilities are of shorter duration than the related obligation of Domestic Covanta to provide letters of credit. Domestic Covanta will have to renew or replace these facilities in order to meet such obligations. Covanta also believes that operating cash flows will not be sufficient to repay Domestic Covanta's High Yield Notes at maturity in 2011. Accordingly, the Company will have to derive such funds from refinancing, asset sales, or other sources.

         Domestic Covanta's cash flow will be enhanced under a Tax Sharing Agreement with DHC. This agreement provides that certain of the net operating loss tax carryforwards ("NOLs") of DHC will be available to offset the tax liability of Domestic Covanta.

         The NOLs will expire in varying amounts from December 31, 2004 through December 31, 2023, if not used. The IRS has not audited any of DHC's tax returns. There can be no assurance that DHC would prevail if the IRS were to challenge the use of the NOLs.

         Additionally, a separate subsidiary of DHC, American Commercial Lines Holdings, LLC ("ACL") filed a petition to reorganize under Chapter 11 of the Bankruptcy Code. It is possible that in connection with ACL's emergence from bankruptcy, taxable income could result from ACL debt forgiveness and asset sales, which could reduce the NOLs available to offset Covanta future income.

         If the NOLs were not available to offset the Federal income tax liability of Domestic Covanta, Domestic Covanta would not have sufficient cash flow available to pay debt service on the Domestic Covanta corporate credit facilities. Because CPIH is not included as a member of DHC's consolidated taxpayer group, the Tax Sharing Agreement will not benefit it.

         The Company believes that CPIH's operations should also generate sufficient cash to pay their respective debt service obligations prior to maturity. However, the Company does not believe that operations will provide sufficient funding to pay CPIH's term debt when it matures. Accordingly, the Company believes that it will have to derive such funds from refinancing, asset sales or other sources. Management believes that it must continue to operate and maintain CPIH's facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make equity distributions to CPIH. It will also seek to refinance or sell existing projects in an amount sufficient to repay CPIH indebtedness at or prior to its maturity in three years. In those jurisdictions where its subsidiaries' energy purchasers may experience difficulty in paying the full contractual tariffs on a timely basis, CPIH must seek arrangements which permit the subsidiary to meet all of its obligations. CPIH's ability to grow by investing in new projects will be limited by debt covenants in its principal financing agreements.

     EARNINGS

         Covanta's emergence from bankruptcy did not affect the operating performance of Covanta's facilities or their ability to generate cash. However, as a result of the application of purchase accounting adjustments, the carrying value of Covanta's assets was adjusted to reflect their current estimated fair value based on discounted cash flows and estimates of management.

         In addition, the Company's consolidated financial statements have been further adjusted to deconsolidate the six Remaining Debtors from the consolidated group.

         Although management has endeavored to use its best efforts to make appropriate estimates of value, the estimation process is subject to inherent limitations and is based upon the preliminary work of the Company and its financial consultants. Moreover, under applicable accounting principles such preliminary estimates may be adjusted during the year following the acquisition to reflect additional information obtained by management. The adjusted values assigned to depreciable and amortizable assets may affect the Company's results of operations.

         In addition, Domestic Covanta owns nine waste-to-energy facilities for which the debt service on project debt is expressly included as a component of the service fee paid by the municipal client. In accordance with GAAP regardless of the actual amounts paid by the municipal client with respect to this component, Covanta records service revenues with respect thereto based on levelized debt service payments during the contract term. Accordingly the amount of revenues recorded does not equal the actual payment of this component by the municipal client in any given contract year.

RESULTS OF OPERATIONS - ENERGY AND WATER

         The following table summarizes the historical consolidated results of operations of Covanta for the three months ended March 31, 2003 ("First Quarter 2003"), the period January 1, 2004 through March 10, 2004 (the "Stub Period") and for the period March 11, 2004 through March 31, 2004 (in thousands):

                                   Combined results       For the period         For the period
                                 for the Three Months     March 11, 2004        January 1, 2004        Three Months Ended
                                   Ended March 31,       Through March 31,      Through March 10,           March 31,
                                        2004                   2004                   2004                    2003
                                 --------------------    -----------------      -----------------      ------------------
Service revenues                  $         115,311      $          25,453      $          89,858      $         120,492
Electricity and steam sales                  66,828                 13,521                 53,307                 69,912
Construction revenues                            58                     --                     58                  6,007
Other revenues                                   11                      2                      9                     --

Plant operating expenses                    128,096                 27,322                100,774                126,045
Construction costs                               73                     --                     73                  5,566
Depreciation and amortization                16,921                  3,495                 13,426                 18,674
Debt service charges-net                     15,478                  2,237                 13,241                 19,970
Other operating costs                          (197)                    12                   (209)                   136
Net loss on sale of business                   (175)                    --                   (175)                  (417)
Selling, general, and
administrative expenses                       9,193                  1,596                  7,597                  9,651
Other expenses-net                           (2,122)                  (198)                (1,924)                  (574)

Equity in income of
unconsolidated investments                    5,749                    932                  4,817                  4,441

Interest expense                              8,023                  2,649                  5,374                 10,010
Reorganization items                        (58,282)                    --                (58,282)               (12,194)
Gain on cancellation of
pre-petition debt                           510,680                     --                510,680                     --
Fresh start adjustments                    (214,927)                    --               (214,927)                    --

Net Income (Loss)                 $          30,544      $             981      $          29,563      $          (9,530)

         Results of operations for first quarter 2004 are set forth under the heading "Combined" in the above table. References in the discussion below refer to such combined results.

         The following discussion should be read in conjunction with the above table, the condensed consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report.

     CONSOLIDATED RESULTS

         Service revenues for the first quarter of 2004 decreased $5.2 million compared to the first quarter of 2003. The decrease was primarily due to $4.8 million decrease resulting from domestic restructured contracts at two facilities (including the elimination of project debt at one facility), and a $1.6 million reduction of service revenues at the Lake and Warren projects due to deconsolidation offset by an increase of $1.7 million related to an increase in tip fee pricing and incentive payments at the domestic facilities.

         Electricity and steam sales for the first quarter of 2004 decreased $3.1 million compared to the first quarter of 2003. The decrease was primarily due to a $4.1 million decrease resulting from the expiration of a contract at one domestic facility, offset by a $1.1 million increase in international sales primarily resulting from increased fuel pass through costs.

         Construction revenue for the first quarter of 2004 decreased $5.9 million compared to the first quarter of 2003. The decrease was primarily due to Covanta's substantial completion of the Tampa Bay desalination facility.

         Plant operating cost for the first quarter of 2004 increased $2.1 million compared to the first quarter of 2003. The increase was primarily due to increased fuel costs at international facilities and additional scheduled maintenance work conducted at domestic facilities during the first quarter in 2004 compared to the first quarter in 2003 offset by a decrease resulting from the deconsolidation of the Lake and Warren facilities.

         Construction costs for the first quarter of 2004 decreased $5.5 million compared to the first quarter of 2003. The decrease was primarily attributable to Covanta's substantial completion of the Tampa Bay desalination facility.

         Depreciation and amortization for the first quarter of 2004 decreased $1.8 million compared to the first quarter of 2003. On March 10, 2004 property, plant, and equipment were recorded at its estimated fair values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts.

         Debt service costs for the first quarter of 2004 decreased $4.5 million compared to the first quarter of 2003. The decrease was primarily the result of a reduction in project debt and the restructuring of debt at two domestic facilities in the last six months of 2003.

         Equity in income from unconsolidated investments for the first quarter of 2004 increased $1.3 million compared to the first quarter of 2003. The increase resulted primarily from an international energy project.

         Interest expense--net for the first quarter of 2004 decreased $2.0 million compared to the first quarter of 2003. The decrease was primarily the result of a decline in interest expense of $1.5 million and an increase in interest income of $0.5 million.

         Reorganization items for the first quarter of 2004 increased $46.1 million compared to the first quarter of 2003. The increase was primarily the result of bankruptcy exit costs of $22.5 million, an increase of $17.3 million in legal and professional fees related to the emergence from bankruptcy, and an increase in severance costs of $6.0 million.

         Gain on cancellation of pre-petition debt was $510.7 million for the first quarter of 2004. Gain on cancellation of pre-petition debt results from the cancellation of the Covanta's pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to petition creditors.

         Fresh start adjustments were $214.9 million for the first quarter of 2004. Fresh start adjustments represent adjustments to the carrying amount of the Company's assets and liabilities to fair value in accordance with the provisions of SOP 90-7.

         The effective tax rate for the first quarter of 2004 was 86.6% compared to 46.2% for the first quarter of 2003. The increase relates to write-downs included in fresh start adjustments which have no tax benefit provided.

     DOMESTIC ENERGY AND WATER SEGMENT

         The following table summarizes the historical results of operations of the Domestic energy and water segment for the three months ended March 31, 2003 ("First Quarter 2003"), the period January 1, 2004 through March 10, 2004 (the "Stub Period") and for the period March 10, 2004 through March 31, 2004 (in thousands):

                            Combined results      For the period        For the period
                          for the Three Months    March 11, 2004        January 1, 2004      Three Months Ended
                             Ended March 31,     through March 31,     through March 10,         March 31,
                                  2004                 2004                  2004                   2003
                           -----------------     -----------------     -----------------     ------------------
Revenues                   $         137,494     $          29,798     $         107,696     $         152,640
Income from operations                10,558                 4,730                 5,828                24,353

         Total revenues for the Domestic energy and water segment for the first quarter of 2004 decreased $15.1 million compared to the first quarter of 2003. The decrease resulted from a decline of $5.0 million in service revenues primarily from contract restructuring at two waste-to-energy projects and the deconsolidation of Lake and Warren, a decline in construction revenue of $5.9 million resulting primarily from the completion of the desalination project in Tampa Bay, and a decrease in electric and steam sales of $4.2 million primarily due to the expiration of a contract at one facility.

         Income from operations for the Domestic energy and water segment for the first quarter of 2004 decreased $14.0 million. The decrease was primarily due to the decrease in service revenues and electric and steam sales as discussed above plus an increase of $3.9 million in operating expense due to timing of maintenance work performed in the first quarter of 2004.

     INTERNATIONAL ENERGY SEGMENT

         The following table summarizes the historical results of operations of the International energy segment for the three months ended March 31, 2003 ("First Quarter 2003"), the period January 1, 2004 through March 10, 2004 (the "Stub Period") and for the period March 10, 2004 through March 31, 2004 (in thousands):

                            Combined results      For the period        For the period
                          for the Three Months    March 11, 2004        January 1, 2004      Three Months Ended
                            Ended March 31,      through March 31,     through March 10,          March 31,
                                 2004                  2004                  2004                   2003
                          -------------------    -----------------     -----------------     ------------------
Revenues                   $          44,714     $           9,178     $          35,536     $          43,771
Income from operations                11,483                 3,184                 8,299                10,531

         Total revenues for the International energy segment for the first quarter of 2004 increased $0.9 million compared to the first quarter of 2003 primarily as a result of increased fuel pass through costs at two facilities.

         Income from operations for the International energy segment for the first quarter of 2004 was comparable to the first quarter of 2003. The revenue increase of $0.9 million discussed above and the $2.1 million increase in equity in income from unconsolidated investments from the Quezon facility was offset by a $1.4 million increase in expenses primarily resulting from increased fuel expenses.

CAPITAL RESOURCES AND LIQUIDITY - ENERGY AND WATER

     CAPITAL RESOURCES AND COMMITMENTS

         Covanta's debt structure changed substantially on March 10, 2004 as a result of its reorganization. Substantially all of the debt instruments (other than project debt) existing prior to that date were discharged, and Covanta and CPIH entered into new debt instruments. The following table summarizes Covanta's and CPIH's gross contractual obligations for new corporate debt of Covanta and CPIH, and project debt revalued as a result of the allocation of purchase price (in thousands). See Covanta's 2003 Report on Form 10-K for a presentation of Covanta's other material contractual commitments.

                             CONTRACTUAL COMMITMENTS

                                                                           Payments Due by Period
                                             ------------------------------------------------------------------------------------
                                                                Less than           1 to 3            4 to 5            After
                                                Total            one year           years             years            5 years
                                             ------------      ------------      ------------      ------------      ------------

Domestic Covanta project debt                $    839,504      $     79,697      $    168,245      $    162,091      $    429,471
CPIH project debt                                 101,633            14,437            28,875            28,875            29,446
                                             ------------      ------------      ------------      ------------      ------------
Total Project Debt                                941,137            94,134           197,120           190,966           458,917

High yield notes                                  205,190                --                --                --           205,190
Unsecured notes                                    36,500                --                --                --            36,500
CPIH term loan                                     94,825                --            94,825                --                --
Other Long-term debt                               10,891             9,631             1,260                --                --
                                             ------------      ------------      ------------      ------------      ------------
Total Other Long-term debt                        347,406             9,631            96,084                --           241,690

Total Debt Obligations of Covanta               1,288,543           103,765           293,205           190,966           700,607

Less:
     Non-recourse Project Debt                   (941,137)          (94,134)         (197,120)         (190,966)         (458,917)
                                             ------------      ------------      ------------      ------------      ------------

Net Debt Obligations of Covanta              $    347,406      $      9,631      $     96,085      $         --      $    241,690
                                             ============      ============      ============      ============      ============

         Total debt includes both Covanta's project debt and corporate debt.

         Domestic Project Debt. Financing for Domestic Covanta's waste to energy projects is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the municipal client. For most facilities owned by a Domestic Covanta subsidiary, the municipal client loans the bond proceeds to the subsidiary to pay for facility construction and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as "project debt (short and long term)" in the Company's consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets. The only recourse to Covanta relates to operating performance guarantees. Such project debt of Domestic Covanta subsidiaries are described in the table above as non-recourse project debt.

         With respect to such facilities, debt service is an explicit component of the service fee paid by the municipal client. The fees are paid by the municipal client to the trustee for the applicable project debt and held by it until applied as required by the project debt documentation. While these funds are held by the trustee they are reported as restricted cash of the Company on its consolidated balance sheet, but they are not generally available to the Company.

         International Project Debt. Financing for CPIH's projects is generally accomplished through commercial loans from local lenders or financing arranged through multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Domestic Covanta. Project debt relating to two CPIH projects in India, is included as "project debt (short and long term)" in the Company's consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until debt service obligations are satisfied and other financial covenants complied with.

         Corporate Debt. Covanta's and CPIH's corporate debt obligations arise from its Chapter 11 proceeding and are outlined on the following table:

                                  COVANTA DEBT

   Designation        Principal Amount           Interest         Principal Payments                 Security
   -----------        ----------------           --------         ------------------                 --------

High Yield Notes   $205 million            Payable                Due on maturity on   Third priority lien in
                   accreting to an         semi-annually in       March 2011           substantially all of the assets of
                   aggregate principal     arrears at 8.25% per                        the Domestic Borrowers not subject
                   amount of $230 million  annum                                       to prior liens. Guaranteed by
                                                                                       Domestic Borrowers

Unsecured Notes    Expected amount $34     Payable                Annual               Unsecured and subordinated in right
                   to $39 million, based   semi-annually in       amortization         of payment to all senior
                   on determination of     arrears at 7.5% per    payments of $3.9     indebtedness of Covanta including,
                   allowed pre-petition    annum                  million with the     the First Lien Facility and the
                   unsecured obligations                          remaining balance    Second Lien Facility, the High
                   (recorded at $36.5                             due at maturity      Yield Notes; will otherwise rank
                   million)                                       on  March 2012       equal with, or be senior to, all
                                                                                       other indebtedness of Covanta

                                    CPIH DEBT

   Designation        Principal Amount           Interest         Principal Payments                 Security
   -----------        ----------------           --------         ------------------                 --------

Term Loan          $95 million             Payable monthly in    Due on maturity on    Second priority lien on
Facility                                   arrears at 10.5%      March 2007            substantially all of the CPIH
                                           per annum, 6.0% of                          Borrowers' assets not otherwise
                                           such interest to be                         pledged
                                           paid in cash and
                                           the remaining 4.5%
                                           to be paid in cash
                                           to the extent
                                           available and
                                           otherwise payable
                                           as increase to the
                                           principal amount of
                                           the loan

         Covanta's other commitments as of March 31, 2004 are as follows (in thousands):

                                                  Commitments Expiring by Period
                                           ----------------------------------------------

                                                             Less than        More than
                                              Total           one year         one year
                                           ------------     ------------     ------------

     Letters of Credit                     $    226,772     $     33,524     $    193,248

     Surety Bonds                                20,544            1,150           19,394
                                           ------------     ------------     ------------

     Total Other Commitments - net         $    247,316     $     34,674     $    212,642
                                           ============     ============     ============

         The letters of credit were issued pursuant to the facilities described below under "Liquidity" to secure Covanta's performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

         One of these letters of credit relates to a waste to energy project and is provided under the First Lien Facility. This facility currently provides for letters of credit in the amount of approximately $138 million and reduces semi-annually until 2009, when it is no longer contractually required to be maintained.

         The other letters of credit are provided under the Second Lien Facility in support of Domestic Covanta's businesses and to continue existing letters of credit required by CPIH's businesses. One of these letters of credit related to a domestic waste to energy project, currently in the amount of $17 million, will be reduced annually beginning in 2010 through 2016. In addition, one contract for a domestic waste to energy facility required a new $50 million letter of credit at emergence from bankruptcy and was reduced to $35 million on April 2, 2004, which will similarly secure performance under applicable project contracts and reduces periodically until 2015, at expiration of the initial term of the contract. This letter of credit must be maintained as long as Covanta does not have an investment grade rating. Several letters of credit issued under the Second Lien Facility, in the approximate aggregate amount of $12.5 million, have been issued to satisfy contractual requirements related to CPIH facilities. The Company believes that it will be able to fully perform on its contracts and that it is unlikely that letters of credit would be drawn upon because of its performance.

         The First Lien Facility and the Second Lien Facility, each of which is secured, provide commitments for all letters of credit required to be provided by Covanta, except one letter of credit related to an international project, in the amount of approximately $2.6 million. Such letter of credit is issued pursuant to a separate, unsecured, arrangement. Were any of the Covanta's letters of credit to be drawn, under the Covanta's debt facilities, the amount drawn would be immediately repayable to the issuing bank.

         The surety bonds relate to performance under its waste water treatment operating contracts ($8.5 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million) and energy projects sold but related surety bonds are expected to be cancelled in 2004 ($1.2 million). Were these bonds to be drawn upon, Covanta would ordinarily have a contractual obligation to indemnify the surety company. However, as these indemnity obligations arose prior to the Covanta's bankruptcy filing, the surety companies' indemnity claims would entitle them to share only in a limited distribution along with other unsecured creditors under the Covanta Reorganization Plan. Because such claims share in a fixed distribution under the Covanta Reorganization Plan, Covanta expects that any such distribution will not affect the obligations of Domestic Covanta or CPIH.

         Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta's operating subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages. Such contractual damages could be material, and in circumstances where one or more subsidiary's contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by the Covanta, Covanta's potential maximum liability as of March 31, 2004 associated with the repayment of the municipalities' debt on such facilities, amounts in aggregate to approximately $1.3 billion. This amount is not recorded as a liability in the Company's Consolidated Balance Sheet as of March 31, 2004 as the Company believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta-owned waste to energy facilities could expose Covanta to recourse liability on project debt shown on the foregoing table. The Company also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

         With respect to its international businesses, Covanta has issued guarantees of certain of its operating subsidiaries contractual obligations to operate power projects. The potential damages owed under such arrangements for international projects may be material. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty's choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than the Covanta's then-available sources of funds. To date, Covanta has not incurred material liabilities under its guarantees, either on domestic or international projects.

LIQUIDITY - COVANTA

         Covanta's resources to meet these obligations include its cash holdings, cash from operations, asset sales and its liquidity facilities. Resources to meet obligations relating to the payment of project debt also include restricted cash.

         At March 31, 2004, Domestic Covanta had approximately $45 million in cash, reflecting the proceeds from DHC's investment in Covanta, the excess of cash on hand at emergence over the balance required to be paid to creditors under the Covanta Reorganization Plan, and net change in cash for Domestic Covanta since March 10, 2004. At closing Covanta had approximately $258 million in cash, of which approximately $214 million was applied to pay creditors, expenses of emergence, and to establish reserves to pay for additional emergence expenses that are estimated to be incurred after emergence. Amounts in such restricted cash accounts are not available for general corporate purposes.

         At March 31, 2004, CPIH had approximately $6 million in its domestic accounts. CPIH also had $40.4 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S. due to the requirements of the relevant project financing documents.

         The cash and cash equivalents discussed above does not include approximately $162.4 million reflected on the Company's balance sheet as Restricted Cash. This amount largely reflects payments from municipal clients under service agreements as the part of the service fee due reflecting debt service and the funds restricted for payment of reorganization related costs as discussed above. These payment are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. Covanta does not have access to these funds.

         In addition, in connection with Covanta's emergence from Chapter 11, it entered into the following credit facilities:

  DESIGNATION         PURPOSE                 TERM                                           SECURITY
  -----------         -------                 ----                                           --------

LIQUIDITY FACILITIES OF COVANTA

First Lien         To provide           Expires March 2009                  First priority lien in substantially all
Facility           for letters                                              of the assets of the Domestic Borrowers
                   of credit                                                not subject to prior liens. Guaranteed by
                   required for                                             Domestic Borrowers.  Also, to the extent
                   a Covanta                                                that no amounts have been funded under the
                   waste to                                                 revolving loan or letters of credit,
                   energy                                                   Covanta is obligated to apply excess cash
                   facility                                                 to collateralize its reimbursement
                                                                            obligations with respect to outstanding
                                                                            letters of credit, until such time as such
                                                                            collateral equals 105% of the maximum amount
                                                                            that may at any time be drawn under
                                                                            outstanding letters of credit.

Second Lien        To provide           Expires March 2009                  Second priority lien in substantially all
Facility           for certain                                              of the assets of the Domestic Borrowers
                   existing and                                             not subject to prior liens. Guaranteed by
                   new letters                                              Domestic Borrowers.  Also, to the extent
                   of credit                                                that no amounts have been funded under the
                   and up to                                                revolving loan or letters of credit,
                   $10 million                                              Covanta is obligated to apply excess cash
                   in revolving                                             to collateralize its reimbursement
                   credit for                                               obligations with respect to outstanding
                   general                                                  letters of credit, until such time as such
                   corporate                                                collateral equals 105% of the maximum
                   purposes                                                 amount that may at any time be drawn under
                                                                            outstanding letters of credit.

LIQUIDITY FACILITY OF CPIH

Revolving Loan     Up to $10            Expires March 2007                  First priority lien on the stock of CPIH
Facility           million                                                  and substantially all of the CPIH
                                                                            Borrowers' assets not otherwise pledged.

TAXES

         DHC had NOLs estimated to be approximately $652 million for federal income tax purposes as of the end of 2003. The NOLs will expire in various amounts beginning on December 31, 2004 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of DHC's tax consolidated group. The Internal Revenue Service ("IRS") has not audited any of DHC's tax returns.

         Additionally, a separate subsidiary of DHC, American Commercial Lines Holdings, LLC ("ACL") filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. It is possible that in connection with ACL's emergence from bankruptcy, taxable income could result from ACL debt forgiveness and asset sales, which could reduce DHC's NOLs available to offset future income.

         If DHC were to undergo, an "ownership change" as such term is used in
Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. DHC will be treated as having had an "ownership change" if there is a more than 50% change in stock ownership during a 3-year "testing period" by "5% stockholders". DHC's Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve DHC's NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and DHC expects that they will remain in-force as long as DHC has NOLs. DHC cannot be certain, however, that these restrictions will prevent an ownership change.

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

QUARTER ENDED MARCH 31, 2004 COMPARED WITH QUARTER ENDED MARCH 28, 2003

     RESULTS OF OPERATIONS - INSURANCE

         Net premiums earned were $6.0 million and $10.4 million for the quarters ended March 31, 2004 and March 28, 2003, respectively. The change in net premiums earned during those periods was directly related to the change in net written premiums. Net written premiums were $4.0 million and $11.4 million for the quarters ended March 31, 2004 and March 28, 2003, respectively.

         The $7.4 million decrease in net written premiums for 2004 was attributable to a reduction in private passenger automobile policies written as a result of production moratoriums and cancellation of the commercial automobile program. Net written premiums for non-standard private passenger automobile were $4.0 million for the quarter ended March 31, 2004, a decrease of $1.2 million from the comparable period in 2003.

         Net investment income was $0.7 million and $1.2 million for the quarters ended March 31, 2004 and March 28, 2003, respectively. The decrease was attributable to reductions in both the overall portfolio yield and the fixed maturity asset base. The decline in investment base was attributable to the overall downsizing of business, requiring the sale of securities to fund loss payments related to existing reserves and reducing available new funds for investment. Additionally, maturities and principal reductions on mortgage backed securities were $12.0 million for the quarter ending March 31, 2004, while only $5.2 million for the comparable period in 2003. The fixed maturity portfolio yield was 4.4% for the first quarter of 2004 versus 5.5% for the comparable period in 2003. The decline in portfolio yield was attributable to a reduction in overall market interest rates on reinvested funds, coupled with the disposition of higher yielding securities to meet operating cash flow deficits. Realized gains were $0.2 million in the quarter ended March 31, 2004 and were due primarily to the sale of fixed income securities. Realized losses recorded for the comparable period in 2003 were $0.5 million and were due primarily to the impairment loss on one equity security of $0.8 million.

         Net losses and loss adjustment expenses ("LAE") were $4.3 million and $9.2 million for the quarters ended March 31, 2004 and March 28, 2003, respectively. The resulting loss and LAE ratios for the corresponding periods were 71.5% and 88.8%, respectively. The loss and LAE ratio decreased in 2004 from 2003 due primarily to the recording of $1.3 million in adverse development in 2003 for the Montana workers' compensation line for 2002 and prior accident years.

         Policy acquisition costs were $1.2 million and $2.6 million for the quarters ended March 31, 2004 and March 28, 2003, respectively. As a percentage of net premiums earned, policy acquisition expenses were 20.3% and 25.5% for the quarters ended March 31, 2004 and March 28, 2003, respectively. The decrease in the policy acquisition expense ratio in 2004 reflects reductions in commission structure with its non-standard California automobile program of 3%, coupled with changes in the earned premium mix of business.

         General and administrative expenses were $1.3 million and $1.0 million for the quarters ended March 31, 2004 and March 28, 2003. Certain overhead costs are allocated to policy acquisition costs and claims administration and due to a reduction in operational headcount, the extent of such allocations was more limiting in the current quarter.

     CASH FLOW FROM INSURANCE OPERATIONS

         Cash used in operations was $6.0 million and $4.5 million for the quarters ended March 31, 2004 and March 28, 2003, respectively. The increase in cash used in operations was due to NAICC continuing to experience a condition in which claim payments related to the lines and territories placed into run-off exceeded premium receipts from existing lines. This negative cash flow restricted NAICC from re-investing bond maturity proceeds and requires the sale of bonds in order to meet obligations as they arise. Cash provided from investing activities was $8.7 million for the quarter ended March 31, 2004 compared with $5.1 million used in investing activities for the quarter ended March 28, 2003. The $13.8 million increase in cash provided by investing activities was primarily due to the sale and maturity of fixed income securities in 2004 compared to net purchases of fixed income securities in 2003. Cashed used in financing activities was $0.8 million for the quarter ended March 31, 2004 due to repayment of a bank overdraft. Cash provided by financing activities of $8.0 million for the quarter ended March 28, 2003 resulted from a $4.0 million capital contribution by DHC and the early repayment of a $4.0 million promissory note. Overall cash and invested assets at March 31, 2004 were $78.8 million compared to $83.6 million at December 31, 2003.

     LIQUIDITY AND CAPITAL RESOURCES - INSURANCE OPERATIONS

         NAICC requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. NAICC meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, NAICC relies on the sale of invested assets. NAICC's investment policy guidelines require that all loss and LAE liabilities be matched by a comparable amount of investment grade assets. DHC believes that NAICC has both adequate capital resources and sufficient reinsurance to meet its current operating requirements.

         The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk based capital requirements ("RBC"). The RBC model for property and casualty insurance companies requires that carriers report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. NAICC has projected its RBC requirement as of March 31, 2004 under the RBC model and believes that it is above Company Action Level of NAICC's RBC calculation.

         Two other common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and LAE reserves). A commonly accepted standard for net written premium-to-surplus ratio is 3 to 1, although this varies with different lines of business. NAICC's annualized premium-to-year-end statutory surplus ratio of 1 to 1 and 2.3 to 1 for the quarters ended March 31, 2004 and March 28, 2003, respectively, remains well under current industry standards. A commonly accepted standard for the ratio of losses and LAE reserves-to-year-end statutory surplus is 5 to 1, compared with NAICC's ratio of 3.7 to 1 at March 31, 2004.

     RESULTS OF OPERATIONS - PARENT

         Investment Income. Total parent company investment income decreased to $0.1 million for the quarter ended March 31, 2004 as compared to $0.7 million for the quarter ended March 28, 2003 primarily due to recognition of $0.5 million in gain on the sale of investment securities.

         Administrative Expense. Parent company administrative expense decreased $0.7 million to $0.8 million for the quarter ended March 31, 2004 as compared to $1.5 million for the quarter ended March 28, 2003. The decrease is primarily due to a reduction of facility and payroll related costs. In 2003, DHC entered into a corporate services agreement with Equity Group Investments, L.L.C. ("EGI"). Samuel Zell, the Chairman of the Board, former Chief Executive Officer and President of DHC, is also the Chairman of EGI and Philip Tinkler, Chief Financial Officer of DHC, is also an executive officer of EGI. EGI provided financial and administrative services to DHC. Previously, ACL had provided similar support services to DHC. DHC entered into a corporate expense reimbursement agreement pursuant to which Covanta reimburses DHC for services provided to Covanta by DHC and other operating expenses of DHC.

         Interest Expense. Interest expense increased to $4.3 million for the quarter ended March 31, 2004 compared to no interest expense during the quarter ended March 28, 2003. Interest expense in 2004 was due to the accrual of the interest on the bridge financing required for the Covanta acquisition of $1.2 million and the amortization of debt costs of $3.1 million.

     CASH FLOW FROM PARENT-ONLY OPERATIONS

         Assuming full public participation in the rights offering and repayment of the bridge financing at June 30, 2004. The following are the expected inflows and outflows relating to the rights offering, sale of shares to Covanta creditors and subsequent repayment of bridge financing:

                                                                              (In Millions)
     Expected Proceeds from Rights Offering                                     $    41.2
     Repayment of Bridge Financing:
          Principal                                                   40.0
          Less Conversion of Laminar Shares                          (13.4)
          Accrued Interest at June 30, 2004                            2.8          (29.4)
                                                                     -----
     Sale of 3.0 million shares to Covanta creditors                                  4.6
                                                                                ---------
     Net Cash Inflow to DHC                                                     $    16.4
                                                                                =========

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

         For the quarter ended March 31, 2004, cash used in parent-only operating activities was $1.1 million. For the quarter ended March 28, 2003, cash used in parent-only operating activities was $0.1 million. Cash used in operations is primarily attributable to wages and benefit costs, professional fees, directors' fees, insurance and other working capital requirements of the holding company's business.

         Net cash provided by investing activities was $0.6 million for the quarter ended March 31, 2004 and was primarily comprised of interest income on excess cash released from the Covanta escrow. This excess was released for general corporate purposes.

         Net cash provided by investing activities was $7.8 million for the quarter ended March 28, 2003 and was comprised principally of the collection of notes receivable and the proceeds from the sale of investment securities.

         Net cash provided by financing activities was $0.4 million for the quarter ended March 31, 2004 and was comprised of $0.7 million of proceeds from the exercise of options for common stock less $0.3 million expenses under the bridge financing agreement related to the Covanta acquisition. Net cash used in financing activities was $8.0 million for the quarter ended March 28, 2003 and was comprised of the early repayment of a $4.0 million promissory note paid to NAICC and a $4.0 million capital contribution to NAICC.

LIQUIDITY AND CAPITAL RESOURCES - PARENT-ONLY OPERATIONS

         At March 31, 2004, DHC, on a parent-only basis, held cash and investments of approximately $4.0 million, which is available to pay general corporate expenses. On March 10, 2004, DHC entered into a corporate reimbursement agreement with Covanta. Corporate expenses including administrative costs, professional fees and other costs provided to Covanta and other operating expenses will be reimbursed by Covanta.

         On a parent-only basis, at March 31, 2004, DHC owed $40 million plus accrued interest of $1.6 million on a bridge financing agreement relating to the Covanta acquisition. This debt accrues interest at 12% per annum through July 15, 2004 and 16% per annum thereafter and has a scheduled maturity date of January 2, 2005. DHC plans to repay this obligation with proceeds from the rights offering. Under the terms of the note purchase agreement, DHC is obligated to file a registration statement with the SEC to register the rights offering not later than May 24, 2004, 75 days following the closing of the Covanta acquisition. If DHC does not repay all of the outstanding debt through the rights offering proceeds, the remaining balance will be converted into Common Stock, subject to certain limitations. Additionally, Laminar has agreed, under the note purchase agreement, to convert an amount of their notes to acquire up to 8.75 million shares of Common Stock at $1.53 per share, based on public participation in the rights offering. DHC has also agreed to sell up to 3 million shares of Common Stock to certain creditors of Covanta for $1.53 per share, based on public participation in the rights offering and subject to other limitations.

OTHER EXPENSES

      Interest expense for the quarter ended March 31, 2004 relates to Parent company and Energy and Water debt. See Note 16 of Notes to the Consolidated Financial Statements for details.

      As noted above, DHC accounts for its investments in Marine Services subsidiaries under the equity method. The equity in net loss of unconsolidated Marine Services subsidiaries includes DHC's share of the subsidiaries' reported net loss of $47.0 million, for the quarter ended March 28, 2003, as well as an other than temporary impairment charge of $8.2 million related to the investment in ACL.

CASH FLOW INFORMATION

      Cash flow information for each of DHC's business segments for the quarters ended March 31, 2004 and March 28, 2003 reconciles to the condensed consolidated statements of cash flows as follows (in thousands):

                                                                       QUARTER ENDED MARCH 31, 2004

                                                    ENERGY AND WATER    INSURANCE        CORPORATE          TOTAL
                                                    ----------------   -----------      -----------      -----------

     Net Cash (Used In) Provided By
        Operating Activities                          $   (10,549)     $    (5,973)     $     9,808      $    (6,714)
     Net Cash Provided By
       Investing Activities                                  (592)           8,663           85,188           93,259
     Net Cash (Used In) Provided By
       Financing Activities                                 7,632             (820)             394            7,206
                                                      -----------      -----------      -----------      -----------

         Net Increase (Decrease) In Cash
           and Cash Equivalents                       $    (3,509)     $     1,870      $    95,390      $    93,751
                                                      ===========      ===========      ===========      ===========

                                                                       QUARTER ENDED MARCH 28, 2003

                                                    ENERGY AND WATER    INSURANCE        CORPORATE          TOTAL
                                                    ----------------   -----------      -----------      -----------

     Net Cash (Used in) Provided By
        Operating Activities                          $         --     $     (4,539)     $         79    $    (4,460)
     Net Cash (Used In) Provided By
       Investing Activities                                     --           (5,087)            7,833          2,746
     Net Cash (Used In) Provided By
       Financing Activities                                     --            8,000            (8,000)            --
                                                      ------------     ------------      ------------    -----------

         Net Decrease in Cash and
           Cash Equivalents                           $         --     $     (1,626)     $        (88)   $    (1,714)
                                                      ============     ============      ============    ===========

CRITICAL ACCOUNTING POLICIES

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different conditions. Covanta's critical accounting policies with respect to energy and water include revenue recognition, estimated useful lives of long-lived assets, actuarial assumption with respect to pension plans, litigation and other claims against Covanta, and the estimated fair value of Covanta's assets and liabilities, including guarantees. (See Note 4 of the Notes to the Consolidated Financial Statements of
DHC).

     SERVICE REVENUES

         Covanta's revenues are generally earned under contractual arrangements. Service revenues include:

         o Fees earned under contract to operate and maintain waste to energy, independent power and water facilities;

         o Fees earned to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the municipal client pursuant to applicable waste to energy service agreements. Regardless of the timing of amounts paid by the municipal client relating to project debt principal, Covanta records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to waste to energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt;

         o Fees earned for processing waste in excess of service agreement requirements;

         o        Tipping fees earned under waste disposal agreements; and

         o Other miscellaneous fees such as revenue for scrap metal recovered and sold.

     ELECTRICITY AND STEAM SALES

          Revenues from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to municipal clients under applicable service agreements.

     CONSTRUCTION REVENUES

         Revenues under fixed-price contracts are recognized on the basis of the estimated percentage of completion of services rendered. Anticipated losses are recognized as soon as they become known.

         A significant change in these revenue recognition policies, or a change in accounting principles generally accepted in the United States could have an impact on Covanta's recorded operating results and financial condition.

     ESTIMATED LIFE OF LONG-LIVED ASSETS

         Covanta evaluates long-lived assets based on its projection of undiscounted cash flows whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The projection of future undiscounted cash flows used to test recoverability of long-lived assets is based on expected cash flows from the use and eventual disposition of those long-lived assets. If the carrying value of such assets is greater than the future undiscounted cash flows of those assets, Covanta would measure the impairment amount as the difference between the carrying value of the assets and the discounted present value of the cash flows to be generated by those assets. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less costs to sell. A significant reduction in actual cash flows and estimated cash flows could have a material adverse effect on the carrying value of those assets and on Covanta's operating results and financial condition.

         In connection with the Covanta purchase allocation, property, plant and equipment was recorded at estimated fair value based on discounted cash flows as of March 10, 2004 and is depreciated over its estimated remaining useful life. The estimated useful life of Covanta's energy generation facilities is up to 41 years. A significant decrease in the estimated useful life of any individual facility or group of facilities could have a material adverse impact on Covanta's operating results in the period in which the estimated useful life is revised and subsequent periods.

         Service and energy contracts are recorded at estimated fair value based upon discounted cash flows from the service contracts and the "above market" portion of the energy contracts. Amortization is calculated by the straight-line method over the useful life of the agreements.

     PENSION AND POSTRETIREMENT PLANS

         Covanta has pension and post-retirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Changes are primarily influenced by factors outside Covanta's control and can have a significant effect on the amounts reported in the financial statements.

     LITIGATION

         Covanta is party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its businesses. Covanta assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded.

     UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

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

         See Note 4 of the Notes to the Consolidated Financial Statements for a summary of additional accounting policies and new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in market risk since December 31, 2003 with respect to DHC's insurance and other business segments. However, the nature and extent of the DHC's exposure to market risk has changed substantially with its acquisition of Covanta on March 10, 2004.

         In the normal course of business, the Company is party to various financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. The Company's policy is to enter into derivative transactions only to protect against fluctuations in interest rates and foreign currency exchange rates related to specific assets and liabilities. The Company's policy is to not enter into derivative instruments for speculative purposes.

         The following is a summary discussion of the market risk inherent in Covanta's business. Additional quantitative market risk disclosures for Covanta are included in Covanta's Annual Report on Form 10-K for the year ended December 31, 2003.

INTEREST RATE RISK

         Covanta has long-term debt that could subject it to an adverse change in fair value if interest rates were to rise on fixed rate debt. Of Covanta's total long-term debt, not including project debt, approximately $336.5 million was fixed at March 31, 2004. For fixed rate debt, the potential increase in fair value from a 20 percent hypothetical increase in the underlying March 31, 2004 market interest rates would be approximately $25.8 million.

         Covanta has Project debt outstanding bearing interest at floating rates that could subject it to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Depending upon the contractual structure, interest rate risk on Project debt may be borne by Client Communities because debt service is passed through to those clients.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Covanta has investments in energy projects in various foreign countries, including The Philippines, China, India and Bangladesh, and to a much lesser degree, Italy, Spain, and Costa Rica. The Company does not enter into currency transactions to hedge its exposure to fluctuations in currency exchange rates. Instead, Covanta attempts to mitigate its currency risks by structuring its project contracts so that its revenues and fuel costs are denominated in U.S. dollars. As a result, the U.S. dollar is the functional currency at most of Covanta's international projects. Therefore, only local operating expenses and project debt denominated in other than a project entity's functional currency are exposed to currency risks. These risks will be borne primarily by the CPIH Borrowers to the extent they affect the cash flow available to the CPIH Borrowers to repay CPIH indebtedness.

COMMODITY PRICE RISK AND CONTRACT REVENUE RISK

         Covanta has not entered into futures, forward contracts, swaps or options to hedge purchase and sale commitments, fuel requirements, inventories or other commodities. Covanta attempts to mitigate the risk of energy and fuel market fluctuations through the contractual structure of its energy projects. Generally, Covanta is protected against fluctuations in the waste disposal market, and thus its ability to charge acceptable fees for its services, through existing long-term disposal contracts ("Service Agreements") at its waste-to-energy facilities. At three of its waste-to-energy facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, Covanta is partially exposed to the risk of market fluctuations in the waste disposal fees it may charge.

         Covanta's Service Agreements begin to expire in 2007, and energy sales contracts at Covanta-owned projects generally expire at or after the date on which that project's Service Agreement expires. Expiration of these contracts will subject the Covanta to greater market risk in maintaining and enhancing its revenues. As its Service Agreements at municipally-owned projects expire, Covanta will seek to enter into renewal or replacement contracts to continue operating such projects. As the Service Agreements at facilities it owns begin to expire, Covanta intends to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, Covanta expects to be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues.

         Covanta will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. At Covanta-owned facilities, the expiration of existing energy sales contracts will require Covanta to sell its output either into the local electricity grid or pursuant to new contracts. There can be no assurance that Covanta will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable.

         Covanta's opportunities for growth by investing in new projects will be limited by existing debt covenants, as well as by competition from other companies in the waste disposal business. Covanta intends to pursue opportunities to expand the processing capacity where municipal clients have encountered significantly increased waste volumes without corresponding competitively-priced landfill availability. Other than expansions at existing waste-to-energy projects, Covanta does not expect to engage in material development activity which will require significant equity investment. There can be no assurance that Covanta will be able to implement expansions at existing facilities.

ITEM 4. CONTROLS AND PROCEDURES

         DHC's management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of DHC's disclosure controls and procedures, as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the results of that evaluation, DHC's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report, DHC's disclosure controls and procedures were effective to ensure that the information required to be disclosed by DHC in reports it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, there have been no changes in DHC's internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or which are reasonably likely to materially affect, DHC's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 31.1 - Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 from Chief Executive Officer

         Exhibit 31.2 - Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 from Chief Financial Officer

         Exhibit 32.1 - Certification of Periodic Financial Report Pursuant to
         Section 906 of Sarbanes-Oxley Act of 2002 from Chief Executive Officer

         Exhibit 32.2 - Certification of Periodic Financial Report Pursuant to
         Section 906 of Sarbanes-Oxley Act of 2002 from Chief Financial Officer

(b)      Reports on Form 8-K:

         DHC filed Current Reports on Form 8-K as follows:

               Date                                  Description
               ----                                  -----------

         January 30, 2004           Amendment to the Current Report on Form
                                    8-K/A is filed under Items 5 and 7 solely to
                                    disclose (i) material exhibits to the
                                    Investment and Purchase Agreement, dated as
                                    of December 2, 2003 among Covanta and
                                    Covanta and (ii) material exhibits to the
                                    Note Purchase Agreement dated December 2,
                                    2003

         March 11, 2004             Reporting under Item 2 Danielson Holding
                                    Corporation's acquisition of 100% of the
                                    equity of Covanta Energy Corporation

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Danielson Holding Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DANIELSON HOLDING CORPORATION
                                    (Danielson Holding Corporation)



                                    By: /s/ PHILIP G. TINKLER
                                       ----------------------------------------
                                       Philip G. Tinkler
                                       Chief Financial Officer
                                       May 7, 2004