Form 10-K/A
period 2003-12-31
DANIELSON HOLDING CORP
filed 2004-05-18
CIK 225648

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                AMENDMENT NO. 1
                                       TO

                                  FORM 10-K/A

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

                        OUTSTANDING STOCK (ALL CLASSES)

                     CLASS                                       MARCH 15, 2004
                     -----                                       --------------
         Common Stock, $0.10 par value                          35,950,145 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE:

     The purpose of this amendment is solely to supplement Part IV, Item 15 of the Annual Report on Form 10-K for Danielson Holding Corporation for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004, to update the signature page and Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2, and file additional Consents of Independent Auditor's as Exhibits 23.2, 23.3, and 23.4. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect these changes.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

         (3) EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   +2.1    Recapitalization Agreement by and among Danielson Holding
           Corporation, American Commercial Lines Holdings LLC ("ACL
           Holdings") American Commercial Lines LLC ("ACL"), the
           Preferred Unitholders signatory thereto and the Management
           Unitholders signatory thereto dated as of March 15, 2002
           (incorporated by reference to Exhibit 10.23 to ACL's Current
           Report on Form 8-K dated March 15, 2002 and filed with the
           Commission on March 27, 2002). The exhibits and schedules
           referenced in the Recapitalization Agreement have been
           omitted in accordance with Item 601(b)(2) of Regulation S-K.
           A copy of any omitted exhibit and/or schedule will be
           furnished supplementally to the Securities and Exchange
           Commission upon request.
   +2.2    First Amendment to Recapitalization Agreement dated as of
           May 29, 2002 by and among Danielson Holding Corporation,
           ACLH Acquisition LLC, ACL Holdings, ACL, the Preferred
           Unitholders (as defined therein) party thereto, the
           Management Unitholders (as defined therein) party thereto
           and the Consenting Common Unitholders (as defined therein)
           party thereto (incorporated by reference to Exhibit 10.23 of
           ACL's Current Report on Form 8-K dated May 29, 2002 and
           filed with the Commission on June 10, 2002).
   +3.1    Restated Certificate of Incorporation of Danielson Holding
           Corporation.
   #3.2    Amended and Restated Bylaws of Danielson Holding
           Corporation.
   +3.3    Certificate of Formation of ACL Holdings (incorporated by
           reference to Exhibit 3.1 of ACL's Registration Statement on
           Form S-4 filed with the Commission on August 28, 1998, as
           amended (Registration No. 333-62227)).
   +3.4    Form of Certificate of Formation of ACL and the Subsidiary
           Guarantors (incorporated by reference to Exhibit 3.2 of
           ACL's Registration Statement on Form S-4 filed with the
           Commission on August 28, 1998, as amended (Registration No.
           333-62227)).
   +3.5    Form of Limited Liability Company Agreement for the
           Subsidiary Guarantors (incorporated by reference to Exhibit
           3.3 of ACL's Registration Statement on Form S-4 filed with the Commission on August 28, 1998, as amended (Registration
           No. 333-62227)).
   +3.6    Amended and Restated Limited Liability Company Agreement of
           the Parent dated as of January 22, 2003 by and between the
           Parent and ACLines LLC. (incorporated by reference to
           Exhibit 3.4 of ACL's 2002 Annual Report on Form 10-K for the
           period ended December 27, 2002 and filed with the Commission on March 27, 2003).
   +3.7    Amended and Restated Limited Liability Company Agreement of
           ACL dated as of January 22, 2003 by and between the Parent and ACL (incorporated by reference to Exhibit 3.4 of ACL's
           2002 Annual Report on Form 10-K for the period ended
           December 27, 2002 and filed with the Commission on March 27,
           2003).
   +3.8    Certificate of Incorporation of ACL Capital (incorporated by reference to Exhibit 3.6 of ACL's Registration Statement on
           Form S-4 filed with the Commission on August 28, 1998, as
           amended (Registration No. 333-62227)).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   +3.9    By-laws of ACL Capital (incorporated by reference to Exhibit
           3.7 of ACL's Registration Statement on Form S-4 filed with the Commission on August 28, 1998, as amended (Registration
           No. 333-62227)).
   +4.1    Indenture dated as of June 30, 1998 by and among ACL, ACL
           Capital and the Subsidiary Guarantors and the United States
           Trust Company of New York, as trustee (incorporated by
           reference to Exhibit 4.1 of ACL's Registration Statement on
           Form S-4 filed with the Commission on August 28, 1998, as
           amended (Registration No. 333-62227)).
   +4.2    Purchase Agreement dated as of June 23, 1998 among ACL, ACL
           Capital and the Subsidiary Guarantors, Wasserstein Perella
           Securities, Inc. and Chase Securities Inc. (incorporated by reference to Exhibit 4.2 of ACL's Registration Statement on
           Form S-4 filed with the Commission on August 28, 1998, as
           amended (Registration No. 333-62227)).
   +4.3    Registration Rights Agreement dated as of June 23, 1998 by and among ACL, ACL Capital and the Subsidiary Guarantors,
           Wasserstein Perella Securities, Inc. and Chase Securities
           Inc. (incorporated by reference to Exhibit 4.3 of ACL's
           Registration Statement on Form S-4 filed with the Commission on August 28, 1998, as amended (Registration No.
           333-62227)).
   +4.4    Registration Rights Agreement dated as of June 30, 1998 by and among ACL, Vectura, National Marine, CSX Brown, Stuart
           Agranoff and Steven Anderson and each Person whose name is set forth on Schedule I therein (incorporated by reference to Exhibit 4.4 of ACL's Registration Statement on Form S-4
           filed with the Commission on August 28, 1998, as amended
           (Registration No. 333-62227)).
   +4.5    Supplemental Indenture dated as of May 29, 2002 by and among
           ACL, ACL Capital Corp. and The Bank of New York (as
           successor trustee to United States Trust Company of New
           York) as Trustee (incorporated by reference to Exhibit 4.1 of ACL's Quarterly Report on Form 10-Q for period ending
           June 28, 2002 and filed with the Commission on August 14,
           2002).
   +4.6    Indenture dated May 29, 2002 for 11 1/4% Senior Notes due
           2008 by and among ACL, ACL Capital Corp., the Subsidiary
           Guarantors (defined therein) party thereto and The Bank of
           New York, as Trustee (incorporated by reference to Exhibit
           T3C filed with Amendment No. 1 to ACL's Application for
           Qualification of Indenture Under the Trust Indenture Act of
           1939 on Form T-3, filed with the Commission on May 29, 2002
           (File No. 022-28597)).
   +4.7    Indenture dated May 29, 2002 for 12% Pay-In-Kind Senior
           Subordinated Notes due 2008 by and among ACL, ACL Capital
           Corp., the Subsidiary Guarantors (defined therein) party
           thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit T3C filed with Amendment No. 1 to
           ACL's Application for Qualification of Indenture Under the
           Trust Indenture Act of 1939 on Form T-3, filed with the
           Commission on May 29, 2002 (File No. 022-28598)).
   +4.8    Credit Agreement dated as of June 30, 1998 among ACL, ACL
           Holdings, the Lenders (as defined therein) and The Chase
           Manhattan Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent ("Credit
           Agreement") (incorporated by reference to Exhibit 10.1 of
           ACL's Registration Statement on Form S-4 filed with the
           Commission on August 28, 1998, as amended (Registration No.
           333-62227)).
   +4.9    Amendment No. 1, Waiver and Agreement dated as of January
           29, 1999 to Credit Agreement (incorporated by reference to
           Exhibit 10.14 of ACL's 2000 Annual Report on Form 10-K for
           the period ended December 29, 2000 and filed with the
           Commission on March 29, 2001).
   +4.10   Amendment and Waiver No. 2 dated as of December 13, 1999 to
           Credit Agreement (incorporated by reference to Exhibit 10.15 of ACL's 2000 Annual Report on Form 10-K for the period
           ended December 29, 2000 and filed with the Commission on
           March 29, 2001).
   +4.11   Consent and Waiver No. 3 dated as of June 1, 2000 to Credit
           Agreement (incorporated by reference to Exhibit 10.16 of
           ACL's 2000 Annual Report on Form 10-K for the period ended
           December 29, 2000 and filed with the Commission on March 29,
           2001).
   +4.12   Amendment No. 4, Consent and Waiver dated as of October 13,
           2000 to Credit Agreement (incorporated by reference to
           Exhibit 10.17 of ACL's 2000 Annual Report on Form 10-K for
           the period ended December 29, 2000 and filed with the
           Commission on March 29, 2001).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   +4.13   Amendment No. 5, Waiver and Agreement dated as of December
           29, 2000 to Credit Agreement (incorporated by reference to
           Exhibit 10.18 of ACL's 2000 Annual Report on Form 10-K for
           the period ended December 29, 2000 and filed with the
           Commission on March 29, 2001).
   +4.14   Forbearance Agreement dated as of February 22, 2002 among
           the Parent, ACL, the ACL subsidiary guarantors, the Lenders
           (as defined therein), and The JPMorgan Chase Bank, as
           administrative agent (incorporated by reference to Exhibit
           10.20 of ACL's 2001 Annual Report on Form 10-K for the
           period ended December 28, 2001 and filed with the Commission on March 28, 2002).
   +4.15   Amendment Agreement dated as of April 11, 2002 among ACL,
           the Parent, the Lenders (as defined therein) party thereto and The JPMorgan Chase Bank, as issuing bank, as
           administrative agent, as security trustee and as collateral agent (incorporated by reference to Exhibit 10.1 of ACL's
           Quarterly Report on Form 10-Q for the period ended June 28,
           2002 and filed with the Commission on August 14, 2002).
   +4.16   Credit Agreement dated as of June 30, 1998, as Amended and
           Restated as of April 11, 2002, among ACL, the Parent, the
           Lenders (as defined therein) party thereto and The JPMorgan
           Chase Bank, as issuing bank, as administrative agent, as
           security trustee and as collateral agent (incorporated by
           reference to Exhibit 10.2 of ACL's Quarterly Report on Form
           10-Q for the period ended June 28, 2002 and filed with the
           Commission on August 14, 2002).
   +4.17   Amendment No. 1 and Agreement dated as of September 27, 2002 to the Amended and Restated Credit Agreement dated as of
           April 11, 2002 among ACL, the Parent, the Lenders (as
           defined therein) party thereto and The JPMorgan Chase Bank, as issuing bank, as administrative agent, as security
           trustee, and as collateral agent (incorporated by reference to Exhibit 10.1 of ACL's Quarterly Report on Form 10-Q for
           the period ended September 27, 2002 and filed with the
           Commission on November 12, 2002).
   #4.18   Credit Agreement, dated as of March 10, 2004, by and among
           Covanta Energy Corporation and each of its Subsidiaries
           party thereto, the Lenders listed therein, Bank of America,
           N.A., and Deutsche Bank AG, New York Branch.
   #4.19   Credit Agreement, dated as of March 10, 2004, by and among
           Covanta Energy Corporation and each of its Subsidiaries
           party thereto, the Lenders listed therein, and Bank One, NA.
   #4.20   Indenture dated as of March 10, 2004 by and among Covanta
           Energy Corporation, the Guarantors named therein, and U.S.
           Bank National Association, as trustee, for the 8.25% Senior
           Secured Notes due 2011.
   #4.21   Indenture dated as of March 10, 2004 by and among Covanta
           Energy Corporation and U.S. Bank Trust National Association,
           as trustee for the 7.5% Unsecured Notes due 2012.
   +4.22   Registration Rights Agreement dated November 8, 2002 among
           Danielson Holding Corporation and S.Z. Investments, LLC.
   +4.23   Registration Rights Agreement, dated as of December 2, 2003, by and between Danielson Holding Corporation, D.E. Shaw
           Laminar Portfolios, L.L.C., S.Z. Investments, L.L.C., and
           Third Avenue Trust, on behalf of the Third Avenue Value Fund
           Series, a Delaware business trust (incorporated by reference to Exhibit 4.1 of Danielson Holding Corporation's Current
           Report on Form 8-K dated December 2, 2003 and filed with the
           Commission on December 5, 2003).
   #4.24   Pledge Agreement, dated March 10, 2004, by and between
           Danielson Holding Corporation and Bank of America, N.A. in
           its capacity as collateral agent for and representative of the Secured Parties as defined therein.
   #4.25   Intercreditor Agreement, dated March 10, 2004, by and among
           Covanta Energy Corporation, the Subsidiaries listed therein, the Detroit L/C Lenders listed therein, the New L/C Lenders listed therein, Bank of America, N.A., Bank One, NA,
           Deutsche Bank Securities, Inc., Danielson Holding
           Corporation, U.S. Bank National Association, and the
           Companies listed therein.
   #4.26   Intercreditor Agreement, dated March 10, 2004, by and among
           Covanta Power International Holdings, Inc., the Subsidiaries
           listed therein, Covanta Energy Americas, Inc., Revolver
           Lenders listed therein, the Term Loan Lenders listed
           therein, Bank of America, N.A., Deutsche Bank Securities,
           Inc., Deutsche Bank AG, New York Branch, U.S. Bank National
           Association, Wells Fargo Bank, N.A., and the Companies
           listed therein.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
   #4.27   Security Agreement, dated March 10, 2004, by and among
           Covanta Energy Corporation, the Other Borrowers listed
           therein, any Additional Grantors, and Bank of America, N.A.
   #4.28   Security Agreement, dated March 10, 2004, by and among
           Covanta Power International Holdings, Inc., the Other
           Borrowers listed therein, and Bank of America, N.A.
   #4.29   Pledge Agreement, dated March 10, 2004, by and between
           Covanta Energy Americas, Inc., and Bank of America, N.A.
   #4.30   Security and Pledge Agreement, dated January 31, 2003, by
           and among ACL, the Subsidiaries listed therein, the
           Debtor-in Possession listed therein, and JPMorgan Chase
           Bank.
   #4.31   Revolving Credit and Guaranty Agreement, dated January 31,
           2003, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank,
           J.P. Morgan Securities Inc., General Electric Capital
           Corporation, and Bank One, NA.
   #4.32   First Amendment to Revolving Credit and Guaranty Agreement,
           dated March 13, 2003, by and among ACL, ACL Holdings, the
           Guarantors listed therein, the Lenders listed therein,
           JPMorgan Chase Bank, General Electric Capital Corporation,
           and Bank One, NA.
   #4.33   Second Amendment to Revolving Credit and Guaranty Agreement,
           dated March 13, 2003, by and among ACL, ACL Holdings, the
           Guarantors listed therein, the Lenders listed therein,
           JPMorgan Chase Bank, General Electric Capital Corporation,
           and Bank One, NA.
   #4.34   Third Amendment to Revolving Credit and Guaranty Agreement,
           dated December 22, 2003, by and among ACL, ACL Holdings, the
           Guarantors listed therein, the Lenders listed therein,
           JPMorgan Chase Bank, General Electric Capital Corporation,
           and Bank One, NA.
   #4.35   Fourth Amendment to Revolving Credit and Guaranty Agreement,
           dated February 24, 2004, by and among ACL, ACL Holdings, the
           Guarantors listed therein, the Lenders listed therein,
           JPMorgan Chase Bank, General Electric Capital Corporation,
           and Bank One, NA.
   #4.36   First Preferred Fleet Mortgage, dated February 3, 2003, by
           ACL in favor of JPMorgan Chase Bank.
   #4.37   First Preferred Fleet Mortgage, dated February 3, 2003, by
           Houston Fleet LLC in favor of JPMorgan Chase Bank.
   #4.38   First Preferred Fleet Mortgage, dated February 3, 2003, by
           Louisiana Dock Company LLC in favor of JPMorgan Chase Bank.
  +10.1    Stock Purchase and Sale Agreement dated as of April 14, 1999 by and between Samstock, L.L.C. and Danielson Holding
           Corporation (incorporated by reference to Exhibit 10.1 of
           Danielson Holding Corporation's Report on Form 10-Q for the
           period ended June 30, 1999 and filed with the Commission on
           August 13, 1999).
  +10.2    Amendment No. 1, Assignment and Consent to Assignment of
           Stock Purchase and Sale Agreement dated May 7, 1999 among
           Samstock, L.L.C., S.Z. Investments, LLC and Danielson
           Holding Corporation (incorporated by reference to Exhibit
           10.2 of Danielson Holding Corporation's Report on Form 10-Q
           for the period ended June 30, 1999 and filed with the
           Commission on August 13, 1999).
  +10.3    Termination of Investment Agreement dated November 8, 2002 among Danielson Holding Corporation, Martin J. Whitman and
           S.Z. Investments, LLC.
  +10.4    Letter Agreement dated April 14, 1999 by and between Equity
           Group Investments, L.L.C. and Danielson Holding Corporation
           (incorporated by reference to Exhibit 10.5 of Danielson
           Holding Corporation's Report on Form 10-Q for the period
           ended June 30, 1999 and filed with the Commission on August
           13, 1999).
  +10.5    Amendment dated June 2, 1999 to Letter Agreement dated April
           14, 1999 by and between Equity Group Investments, L.L.C. and
           Danielson Holding Corporation (incorporated by reference to
           Exhibit 10.6 of Danielson Holding Corporation's Report on
           Form 10-Q for the period ended June 30, 1999 and filed with the Commission on August 13, 1999).
 *+10.6    1995 Stock and Incentive Plan. (Included as Amended Appendix
           B to Proxy Statement filed on August 2, 2000.)
  +10.7    Letter Agreement dated December 20, 2002 between Danielson
           Holding Corporation, ACL and Credit Suisse First Boston
           Corporation.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 *+10.8    ACL Severance Pay Plan (incorporated by reference to Exhibit
           10.10 of ACL's Annual Report on Form 10-K for the period
           ended December 25, 1998 and filed with the Commission on
           March 25, 1999).
 *+10.9    ACL Salary Continuation Plan, as amended (incorporated by
           reference to Exhibit 10.11 of ACL's Annual Report on Form
           10-K for the period ended December 25, 1998 and filed with the Commission on March 25, 1999).
  +10.10   Receivables Purchase Agreement between American Commercial
           Lines Funding Corporation, as Seller, American Commercial
           Barge Line LLC, as Servicer, Jupiter Securitization
           Corporation, as a Purchaser, The Financial Institutions from time to time party thereto, as Purchasers and Bank One, NA
           (Main Office Chicago), as Agent, dated as of May 24, 2002
           (incorporated by reference to Exhibit 10.3 of ACL's
           Quarterly Report on Form 10-Q for the period ended June 28,
           2002 and filed with the Commission on August 14, 2002).
  +10.11   First Amendment to Receivables Purchase Agreement dated as of November 11, 2002 between American Commercial Lines
           Funding Corporation, as Seller, American Commercial Barge
           Line LLC, as Servicer, the financial institutions from time to time party to the Receivables Purchase Agreement, as bank inventors, Jupiter Securitization Corporation (together with the bank investors, the Purchaser) and Bank One, NA (Main
           Office Chicago), as agent (incorporated by reference to
           Exhibit 10.2 of ACL's Quarterly Report on Form 10-Q for the
           period ended September 27, 2002 and filed with the
           Commission on November 12, 2002).
  +10.12   Receivables Sales Agreement between American Commercial
           Barge Line LLC, as an Originator, American Commercial
           Terminals LLC, as an Originator, and American Commercial
           Lines Funding Corporation, as Buyer, dated as of May 24,
           2002 (incorporated by reference to Exhibit 10.4 of ACL's
           Quarterly Report on Form 10-Q for the period ended June 28,
           2002 and filed with the Commission on August 14, 2002).
 *+10.13   Management Agreement by and between ACL and Michael C. Hagan dated May 29, 2002 (incorporated by reference to Exhibit
           10.5 of ACL's Quarterly Report on Form 10-Q for the period ended June 28, 2002 and filed with the Commission on August
           14, 2002).
  *10.14   Separation and Termination Agreement by and between ACL and
           Michael C. Hagan dated August 12, 2003.
  *10.15   Separation Agreement by and between Danielson Holding
           Corporation and Michael C. Hagan dated October 10, 2003.
 *+10.16   Management Agreement by and between ACL and James J. Wolff dated May 29, 2002 (incorporated by reference to Exhibit
           10.6 of ACL's Quarterly Report on Form 10-Q for the period ended June 28, 2002 and filed with the Commission on August
           14, 2002).
  *10.17   Release and Waiver of Employment and Separation from
           Employment Claims by and between ACL and James J. Wolff
           dated June 25, 2003.
 *+10.18   Amendment of the Special Retirement Plan of ACL dated May
           22, 2002 (incorporated by reference to Exhibit 10.7 of ACL's
           Quarterly Report on Form 10-Q for the period ended June 28,
           2002 and filed with the Commission on August 14, 2002).
 *+10.19   Amendment of the Supplemental Savings Plan of Eligible
           Executives of ACL dated May 22, 2002 (incorporated by
           reference to Exhibit 10.8 of ACL's Quarterly Report on Form
           10-Q for the period ended June 28, 2002 and filed with the
           Commission on August 14, 2002).
  #10.20   Engagement Letter, dated July 28, 2003, by and between
           Danielson Holding Corporation and Credit Suisse First Boston
           LLC.
  +10.21   Investment and Purchase Agreement by and between Danielson
           Holding Corporation and Covanta Energy Corporation, dated
           December 2, 2003 (incorporated by reference to Exhibit 2.1 of Danielson Holding Corporation's Current Report on Form
           8-K dated December 2, 2003 and filed with the Commission on
           December 5, 2003), as amended by that certain Amendment to the Investment and Purchase Agreement, made and entered into on February 23, 2004, by and between the same parties
           (incorporated by reference to Exhibit 2.3 of Danielson
           Holding Corporation's Current Report on Form 8-K dated March
           10 2004 and filed with the Commission on March 11, 2004).

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  +10.22   Note Purchase Agreement by and among Danielson Holding
           Corporation, S.Z. Investments, L.L.C., Third Avenue Trust,
           on behalf of Third Avenue Value Fund, and D. E. Shaw Laminar
           Portfolios, L.L.C. dated December 2, 2003 (incorporated by reference to Exhibit 2.2 of Danielson Holding Corporation's
           Current Report on Form 8-K dated December 2, 2003 and filed with the Commission on December 5, 2003), as amended by that certain First Amendment to Note Purchase Agreement and
           Consent, made and entered into as of February 23, 2004, by and among the same parties (incorporated by reference to
           Exhibit 2.4 of Danielson Holding Corporation's Current
           Report on Form 8-K dated March 10, 2004 and filed with the
           Commission on March 11, 2004).
  +10.23   Letter Agreement by and between Danielson Holding
           Corporation and D.E. Shaw Laminar Portfolios, L.L.C. dated
           December 2, 2003 (incorporated by reference to Exhibit 10.1 of Danielson Holding Corporation's Current Report on Form
           8-K dated December 2, 2003 and filed with the Commission on
           December 5, 2003).
  +10.24   Letter Agreement by and between Danielson Holding
           Corporation and Equity Group Investments, L.L.C. dated
           December 1, 2003 (incorporated by reference to Exhibit 10.2 of Danielson Holding Corporation's Current Report on Form
           8-K dated December 2, 2003 and filed with the Commission on
           December 5, 2003).
  #10.25   Tax Sharing Agreement, dated as of March 10, 2004, by and
           among Danielson Holding Corporation, Covanta Energy
           Corporation, and Covanta Power International Holdings, Inc.
  #10.26   Corporate Services Reimbursement Agreement, dated as of
           March 10, 2004, by and between Danielson Holding Corporation and Covanta Energy Corp.
  +10.27   Corporate Services Reimbursement Agreement, dated as of
           September 2, 2003, by and between Danielson Holding
           Corporation and Equity Group Investments, L.L.C.
           (incorporated by reference to Exhibit 10.1 of Danielson
           Holding Corporation's Quarterly Report on Form 10-Q for the
           period ended September 30, 2003 and filed with the
           Commission on November 7, 2003).
  #10.28   Credit Agreement, dated as of March 10,. 2004, by and among
           Covanta Power International Holdings, Inc. and each of its
           Subsidiaries party thereto, the Lenders listed therein, Bank of America, N.A., and Deutsche Bank Securities, Inc.
  #10.29   Credit Agreement, dated as of March 10,. 2004, by and among
           Covanta Power International Holdings, Inc. and each of its
           Subsidiaries party thereto, the Lenders listed therein, and
           Deutsche Bank AG, New York Branch.
  #10.30   Management Services and Reimbursement Agreement, dated March
           10, 2004, by among Covanta Energy Corporation, Covanta
           Energy Group, Inc., Covanta Projects, Inc., Covanta Power
           International Holdings, Inc., and certain Subsidiaries
           listed therein.
  +21.1    Subsidiaries of Danielson Holding Corporation. (incorporated by reference to Exhibit 21 of Danielson Holding
           Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and filed with the Commission on
           March 28, 1997).
   23.1    Consent of Independent Accountants of American Commercial
           Lines LLC, dated May 17, 2004, by PricewaterhouseCoopers
           LLP.
   23.2    Consent of Independent Auditors of Danielson Holding
           Corporation and Subsidiaries, dated May 13, 2004, by Ernst &
           Young LLP
   23.3    Consent of Independent Auditors of American Commercial
           Lines, LLC and Subsidiaries, dated May 13, 2004, by Ernst &
           Young LLP
   23.4    Consent of Independent Auditors of Danielson Holding
           Corporation and Subsidiaries, dated May 17, 2004, by KPMG
           LLP
   31.1    Certification of the Chief Executive Officer Pursuant to
           Section 302 of the Sarbanes Oxley Act of 2002 (pursuant to
           Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange
           Act, as amended).
   31.2    Certification of the Chief Financial Officer Pursuant to
           Section 302 of the Sarbanes Oxley Act of 2002 (pursuant to
           Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange
           Act, as amended).
   32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           from the Chief Executive Officer of Danielson Holding
           Corporation.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
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

     (c) Exhibits: See Index to Exhibits.

# Incorporated by reference to Danielson Holding Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Danielson Holding Corporation
                                         (Registrant)

                                         By:   /s/ JEFFREY R. HOROWITZ
                                         ---------------------------------------
                                                   Jeffrey R. Horowitz
                                          President and Chief Executive Officer

May 18, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                          DATE                        TITLE
----                                          ----                        -----
        /s/ JEFFREY R. HOROWITZ           May 18, 2004    President and Chief Executive Officer
----------------------------------------                      (Principal Executive Officer)
          Jeffrey R. Horowitz

         /s/ PHILIP G. TINKLER            May 18, 2004      Chief Financial Officer (Principal
----------------------------------------                    Financial and Accounting Officer)
           Philip G. Tinkler                                       *  Attorney-in-Fact

            /s/ SAMUEL ZELL               May 18, 2004      Chairman of DHC Board of Directors
----------------------------------------
              Samuel Zell

           *  DAVID M. BARSE              May 18, 2004                   Director
----------------------------------------
             David M. Barse

          *  RICHARD L. HUBER             May 18, 2004                   Director
----------------------------------------
            Richard L. Huber

         *  EUGENE M. ISENBERG            May 18, 2004                   Director
----------------------------------------
           Eugene M. Isenberg

          /s/ WILLIAM C. PATE             May 18, 2004                   Director
----------------------------------------
            William C. Pate

             *  JEAN SMITH                May 18, 2004                   Director
----------------------------------------
               Jean Smith

         *  JOSEPH P. SULLIVAN            May 18, 2004                   Director
----------------------------------------
           Joseph P. Sullivan

          *  MARTIN J. WHITMAN            May 18, 2004                   Director
----------------------------------------
           Martin J. Whitman

           *  CLAYTON YEUTTER             May 18, 2004                   Director
----------------------------------------
            Clayton Yeutter

                         DANIELSON HOLDING CORPORATION

                                 EXHIBIT INDEX

List of Exhibits filed with this Form 10-K/A:

EXHIBIT
  NO.                              EXHIBIT
-------                            -------
 23.1    Consent of Independent Accountants of American Commercial
         Lines LLC, dated May 17, 2004, by PricewaterhouseCoopers LLP
 23.2    Consent of Independent Auditors of Danielson Holding
         Corporation and Subsidiaries, dated May 13, 2004, by Ernst &
         Young LLP
 23.3    Consent of Independent Auditors of American Commercial
         Lines, LLC and Subsidiaries, dated May 13, 2004, by Ernst &
         Young LLP
 23.4    Consent of Independent Auditors of Danielson Holding
         Corporation and Subsidiaries, dated May 17, 2004, by KPMG
         LLP
 31.1    Certification of the Chief Executive Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to
         Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange
         Act, as amended)
 31.2    Certification of the Chief Financial Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to
         Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange
         Act, as amended)
 32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         from the Chief Executive Officer of Danielson Holding
         Corporation
 32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         from the Chief Financial Officer of Danielson Holding
         Corporation