Form 10-Q/A
period 2004-03-31
DANIELSON HOLDING CORP
filed 2004-05-18
CIK 225648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                  FORM 10-Q/A

                                Amendment No. 1

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

                              Yes   X    No
                                 -------   ------

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes   X    No
                                 -------   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                        OUTSTANDING AT MAY 7, 2004
               -----                        --------------------------

   Common Stock, $0.10 par value                35,964,145 shares

EXPLANATORY NOTE: The purpose of this amendment is to amend and restate in its entirety Part I, Item 1 in order to correct a computational arithmetic error in the consolidated statements of financial position, a computational error in the formula calculating the foreign income taxes in the pro forma information contained in Note 2, and to supplement the exhibits filed under Part II, Item 6(a) of the Quarterly Report on Form 10-Q for Danielson Holding Corporation as filed with the Securities and Exchange Commission on May 7, 2004 for the quarterly period ended March 31, 2004. This Form 10-Q/A does not reflect events occuring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect these changes.



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

    Notes to Condensed Consolidated Financial Statements (Unaudited)...........................................7

Item 6.  Exhibits and Reports on Form 8-K.....................................................................33

OTHER

Signatures....................................................................................................34

Exhibit 31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002......................35

Exhibit 31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002......................36

Exhibit 32.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.....................................................37

Exhibit 32.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.....................................................38

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

                          DANIELSON HOLDING CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)

                                                                                             (UNAUDITED)
                                                                                              MARCH 31,       DECEMBER 31,
                                                                                                 2004             2003
                                                                                             ------------     ------------
                                     ASSETS

ENERGY AND WATER ASSETS:
 Current:
   Cash and Cash Equivalents                                                                 $     91,953     $         --
   Restricted Funds Held in Trust                                                                 162,370               --
   Receivables (Less Allowances of $45)                                                           178,596               --
   Deferred Income Taxes                                                                            6,538
   Prepaid Expenses and Other                                                                      70,511               --
                                                                                             ------------     ------------
     Total Current Assets                                                                         509,968               --

   Property, Plant and Equipment, Net                                                           1,033,584               --
   Restricted Funds Held in Trust                                                                 109,415               --
   Unbilled Service and Other Receivables                                                         113,944               --
   Service and Energy Contracts (Net of Accumulated Amortization of $1,407)                       316,707
   Goodwill                                                                                        24,470               --
   Investments In and Advances to Investees and Joint Ventures                                     68,885               --
   Other Assets                                                                                    38,276               --
                                                                                             ------------     ------------
     Total Energy and Water Assets                                                              2,215,249               --
                                                                                             ------------     ------------

PARENT COMPANY'S AND INSURANCE SERVICES' ASSETS:
   Cash and Cash Equivalents                                                                       19,750           17,952
   Restricted Cash, Covanta Escrow                                                                     --           37,026
   Investments:
     Fixed Maturities, Available for Sale at Fair Value (Cost: $61,288 and $69,840)                62,616           70,656
     Equity Securities, Available for Sale at Fair Value (Cost: $367 and $367)                        404              401
   Accrued Investment Income                                                                          620              966
   Premium and Consulting Receivables, Net of
     Allowances of $457 and $462                                                                    1,380            2,261
   Reinsurance Recoverable on Paid Losses, Net of
     Allowances of $1,951 and $1,898                                                                1,429            1,448
   Reinsurance Recoverable on Unpaid Losses, Net of
     Allowances of $252 and $237                                                                   17,579           18,238
   Ceded Unearned Premiums                                                                            164              508
   Properties, Net                                                                                    229              254
   Investments in Unconsolidated Marine Services Subsidiaries                                       4,508            4,425
   Deferred Financing Costs (Net of Amortization of $4,097 and $1,024)                              3,373            6,145
   Deferred Income Taxes                                                                            1,625               --
   Other Assets                                                                                     2,057            2,368
                                                                                             ------------     ------------
     Total Parent Company's and Insurance Services' Assets                                        115,734          162,648
                                                                                             ------------     ------------

     Total Assets                                                                            $  2,330,983     $    162,648
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

                                                                         2004             2003
                                                                     ------------     ------------

         Total Revenues                                              $    183,376     $    196,488

         Income (Loss) from continuing operations before
           change in accounting principle                                   3,227          (29,672)
         Cumulative effect of change in accounting principle                   --           (8,538)
                                                                     ------------     ------------
              Net Income (Loss)                                      $      3,227     $    (38,210)
                                                                     ============     ============

         Basic Income (Loss)  per Share:
             Income (loss) from Continuing Operations                $       0.09     $      (0.83)
             Cumulative Effect of Accounting Change                            --            (0.24)
                                                                     ------------     ------------
             Net  Income (Loss) per Share                            $       0.09     $      (1.07)
                                                                     ============     ============

         Diluted Net Income (Loss) per Share                         $       0.06     $      (1.07)
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits filed with this Form 10-Q/A

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

                                    DANIELSON HOLDING CORPORATION
                                    (Danielson Holding Corporation)



                                    By: /s/ PHILIP G. TINKLER
                                       ----------------------------------------
                                       Philip G. Tinkler
                                       Chief Financial Officer
                                       May 18, 2004