Form 10-Q
period 2004-06-30
DANIELSON HOLDING CORP
filed 2004-08-09
CIK 225648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-6732

Danielson Holding Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-6021257 (I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 600 Chicago, IL (Address of Principal Executive Offices)	60606 (Zip Code)

(312) 466-4030
(Registrant’s Telephone Number, Including Area Code)

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

Yes ☑            No ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑            No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2004
Common Stock, $0.10 par value	72,785,557 shares

DANIELSON HOLDING CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2004

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
ENERGY:
OPERATING REVENUES:
Service Revenues	$123,936	$—	$149,389	$—
Electricity and Steam Sales	55,739	—	69,260	—
Other	324	—	326	—

Total Energy Operating Revenues	179,999	—	218,975	—

OPERATING EXPENSES:
Plant Operating Expenses	108,975	—	136,297	—
Depreciation and Amortization	16,289	—	19,784	—
Net Interest on Project Debt	10,701	—	12,976	—
Other Operating Costs and Expenses	616	—	628	—
Selling, General and Administrative Expenses	10,799	—	12,395	—
Other	183	—	(15)	—

Total Energy Operating Expenses	147,563	—	182,065	—
Operating Income from Energy	32,436	—	36,910	—

INSURANCE SERVICES:
OPERATING REVENUES:
Gross Earned Premiums	4,682	10,652	11,003	21,748
Ceded Earned Premiums	(154)	(796)	(487)	(1,540)

Net Earned Premiums	4,528	9,856	10,516	20,208
Net Investment Income	496	1,036	1,218	2,198
Net Realized Investment Gains	22	844	193	296
Other Income	10	101	28	211

Total Insurance Services’ Operating Revenues	5,056	11,837	11,955	22,913

OPERATING EXPENSES:
Gross Losses and Loss Adjustment Expenses	2,449	14,318	6,760	24,734
Ceded Losses and Loss Adjustment Expenses	422	(1,948)	394	(3,175)

Net Losses and Loss Adjustment Expenses	2,871	12,370	7,154	21,559
Policy Acquisition Expenses	1,052	2,096	2,267	4,732
General and Administrative	1,089	1,272	2,386	2,306

Total Insurance Services’ Operating Expenses	5,012	15,738	11,807	28,597

Operating Income (Loss) from Insurance Services	44	(3,901)	148	(5,684)

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
PARENT COMPANY:
Net Investment Income	34	92	120	226
Net Realized Investment Gains	151	157	151	687
Administrative Expenses	(1,723)	(926)	(2,502)	(2,457)

Operating Loss from Parent Company	(1,538)	(677)	(2,231)	(1,544)

Operating Income (Loss)	30,942	(4,578)	34,827	(7,228)

OTHER (EXPENSES) INCOME:
Interest Expense, Net of Interest Income of $683 and $895	(14,947)	—	(21,831)	—
Equity in Net Income (Loss) of Unconsolidated Investments	5,351	77	5,587	(55,097)

Total Other (Expenses) Income	(9,596)	77	(16,244)	(55,097)

Income (Loss) Before Minority Interests and Provision for Income Taxes	21,346	(4,501)	18,583	(62,325)

INCOME TAX PROVISION	4,418	—	3,271	12
MINORITY INTERESTS, ENERGY	(1,733)	—	(2,290)	—

Net Income (Loss)	$15,195	$(4,501)	$13,022	$(62,337)

INCOME (LOSS) PER SHARE OF COMMON STOCK — BASIC	$0.26	$(0.09)	$0.24	$(1.31)

INCOME (LOSS) PER SHARE OF COMMON STOCK — DILUTED	$0.24	$(0.09)	$0.23	$(1.31)

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in Thousands)

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
ENERGY ASSETS:
Current:
Cash and Cash Equivalents	$62,673	$—
Restricted Funds for Emergence Costs	45,568	—
Restricted Funds Held in Trust	113,349	—
Receivables (Less Allowances of $768)	132,666	—
Unbilled Service Receivables	50,839	—
Deferred Income Taxes	6,214	—
Prepaid Expenses and Other	73,591	—

Total Current Assets	484,900	—
Property, Plant and Equipment, Net	875,266	—
Restricted Funds Held in Trust	113,773	—
Unbilled Service Receivables	98,260	—
Other Noncurrent Receivables	13,653	—
Service and Energy Contracts (Net of Accumulated Amortization of $6,050)	189,264	—
Other Intangible Assets	992	—
Investments In and Advances to Investees and Joint Ventures	69,808	—
Other Assets	33,934	—

Total Energy Assets	1,879,850	—

PARENT COMPANY’S AND INSURANCE SERVICES’ ASSETS:
Cash and Cash Equivalents	24,105	17,952
Restricted Cash, Covanta Escrow	—	37,026
Investments:
Fixed Maturity Debt, Available for Sale at Fair Value (Cost: $64,993 and $69,840)	64,486	70,656
Equity Securities, Available for Sale at Fair Value (Cost: $367 and $367)	381	401
Accrued Investment Income	695	966
Premium and Consulting Receivables, Net of Allowances of $457 and $462	1,001	2,261
Reinsurance Recoverable on Paid Losses, Net of Allowances of $1,831 and $1,898	1,010	1,448
Reinsurance Recoverable on Unpaid Losses, Net of Allowances of $267 and $237	16,726	18,238
Ceded Unearned Premiums	21	508
Properties, Net	257	254
Investments in Unconsolidated Marine Services Subsidiaries	4,606	4,425
Deferred Financing Costs (Net of Amortization of $8,069 and $1,024)	—	6,145
Deferred Income Taxes	52,289	—
Other Assets	1,485	2,368

Total Parent Company’s and Insurance Services’ Assets	167,062	162,648

Total Assets	$2,046,912	$162,648

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION — (Continued)
(Dollars in Thousands)

	(Unaudited)
	June 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
ENERGY LIABILITIES:
Current:
Current Portion of Long-term Debt	$22	$—
Current Portion of Project Debt	106,629	—
Accounts Payable	16,953	—
Income Tax Payable	1,780
Accrued Expenses	100,382	—
Accrued Emergence Costs	45,568	—
Deferred Revenue	22,070	—

Total Current Liabilities	293,404	—
Long-term Debt	320,531	—
Project Debt	838,748	—
Deferred Income Taxes	213,541	—
Other Liabilities	111,140	—

Total Energy Liabilities	1,777,364	—

PARENT COMPANY’S AND INSURANCE SERVICES’ LIABILITIES:
Unpaid Losses and Loss Adjustment Expenses	71,449	83,380
Unearned Premiums	1,287	4,595
Interest Payable	—	400
Parent Company Debt Payable to Related Parties	—	40,000
Bank Overdraft	46	1,436
Other Liabilities	5,032	5,046

Total Parent Company’s and Insurance Services’ Liabilities	77,814	134,857

Total Liabilities	1,855,178	134,857

MINORITY INTERESTS, ENERGY	83,614	—
STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 par value; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common Stock ($0.10 par value; authorized 150,000,000 shares; issued 72,785,557 and 35,793,440 shares; outstanding 72,774,761 and 35,782,644 shares)	7,279	3,579
Additional Paid-in Capital	188,777	123,446
Unearned Compensation	(164)	(289)
Accumulated Other Comprehensive Loss	(2,294)	(445)
Accumulated Deficit	(85,412)	(98,434)
Treasury Stock (Cost of 10,796 shares)	(66)	(66)

Total Stockholders’ Equity	108,120	27,791

Total Liabilities and Stockholders’ Equity	$2,046,912	$162,648

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Quarter Ended June 30, 2004
(Unaudited)
(Dollars In Thousands)

					Accumulated
	Common Stock		Additional Paid-in	Unearned	Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Compensation	(Loss) Income	(Deficit)	Shares	Amount	Total
Balance at December 31, 2003	35,793,440	$3,579	$123,446	$(289)	$(445)	$(98,434)	10,796	$(66)	$27,791
Stock Option Compensation Expense			20						20
Amortization of Unearned Compensation				100					100
Adjustment of Unearned Compensation for Terminated Employees	(5,015)		(25)	25					—
Shares Issued in Rights Offering, Net of Costs	27,438,118	2,744	38,390						41,134
Exercise of Options to Purchase Common Stock	898,491	90	3,918						4,008
Shares Cancelled in Exercise of Options	(89,477)	(9)	(785)						(794)
Conversion of Portion of Bridge Financing	8,750,000	875	12,513						13,388
Stock Purchase Rights Issued to Covanta Creditors (Note 2)			11,300						11,300
Comprehensive (Loss), Net of Income Taxes:
Net Income						13,022			13,022
Foreign Currency Translation					(515)				(515)
Net Unrealized (Loss) on Available for Sale Securities					(1,334)				(1,334)

Total Comprehensive Income (Loss)					(1,849)	13,022			11,173

Balance at June 30, 2004	72,785,557	$7,279	$188,777	$(164)	$(2,294)	$(85,412)	10,796	$(66)	$108,120

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,	June 30,
	2004	2003
OPERATING ACTIVITIES
Net Income (Loss)	$13,022	$(62,337)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in)
Operating Activities:
Net Gain on Investment Securities	(353)	(2,423)
Other Than Temporary Decline in Fair Value of Investment Securities	—	1,440
Depreciation and Amortization	19,842	164
Amortization of Deferred Financing Costs	7,045	—
Amortization of Project Debt Premium and Discount	(4,152)	—
Accretion on Principal of Senior Secured Notes	1,035	—
Provision for Doubtful Accounts	768	—
Stock Option and Unearned Compensation Expense	120	294
Interest Accretion and Amortization	337	100
Undistributed Earnings of Unconsolidated Marine Services Subsidiaries	(181)	55,155
Undistributed Earnings of Unconsolidated Energy Subsidiaries	1,591	—
Deferred Income Taxes	(3,197)	—
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
Accrued Investment Income	226	147
Restricted Funds for Emergence Costs	54,418	—
Receivables	4,778	—
Unbilled Service Receivables	4,120	—
Premium and Consulting Receivables	1,260	332
Reinsurance Recoverable on Paid Losses	437	(281)
Reinsurance Recoverable on Unpaid Losses	1,512	(76)
Ceded Unearned Premiums	487	(389)
Other Assets	6,823	577
Unpaid Losses and Loss Adjustment Expenses	(11,931)	(8,760)
Unearned Premiums	(3,307)	1,605
Reinsurance Payables and Funds Withheld	33	—
Accounts Payable	(6,618)	—
Accrued Expenses	(8,939)	—
Accrued Emergence Costs	(54,418)	—
Deferred Revenue	(5,412)	—
Interest Payable	(400)	—
Other Liabilities	(4,754)	1,032
Other, Net	1,043	26

Net Cash Provided by (Used in) Operating Activities	15,235	(13,394)

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30,	June 30,
	2004	2003
INVESTING ACTIVITIES
Property Additions	(4,928)	(22)
Decrease in Restricted Cash, Covanta Escrow	37,026	—
Purchase of Covanta	(36,400)	—
Cash Acquired of Covanta	66,875	—
Collection of Notes Receivable from Affiliate	—	6,036
Proceeds from the Sale of Investment Securities	18,773	35,251
Proceeds from the Sale of Property, Plant and Equipment	54	—
Purchase of Investment Securities	(13,865)	(22,549)
Other	2,348	—

Net Cash Provided by Investing Activities	69,883	18,716

FINANCING ACTIVITIES
Bank Overdrafts	(1,390)	—
Proceeds from Rights Offering	41,133	—
Proceeds from the Exercise of Options for Common Stock	3,214	—
Repayment of Bridge Financing	(26,612)	—
Borrowings for Facilities	1,208	—
Payment of Recourse Debt	(8,554)	—
Payment of Project Debt	(5,866)	—
Increase in Restricted Funds Held in Trust	(18,525)	—
Parent Company Debt Issue Costs	(900)	—

Net Cash Provided by Financing Activities	(16,292)	—

Net Increase in Cash and Cash Equivalents	68,826	5,322
Cash and Cash Equivalents at Beginning of Period	17,952	9,939

Cash and Cash Equivalents at End of Period	$86,778	$15,261

Supplemental Information:
Cash Paid During the Period For:
Interest	$20,373	$—
Income Taxes	$17,076	$—

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Danielson Holding Corporation (“DHC” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in DHC’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

     DHC is a holding company that owns subsidiaries engaged in a number of diverse business activities. The most significant of these is the energy business of Covanta Energy Corporation (“Covanta”) acquired on March 10, 2004 (the “Effective Date”). DHC also has investments in subsidiaries engaged in insurance operations in the western United States, primarily California, and in American Commercial Lines LLC (“ACL”), an integrated marine transportation and service company currently in bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”).

     Covanta is engaged in developing, constructing, owning and operating for others, key infrastructure for the conversion of waste-to-energy, independent power production and the treatment of water and waste water in the United States and abroad. On March 10, 2004, Covanta consummated a plan of reorganization and emerged from its reorganization proceeding under Chapter 11. Pursuant to the plan of reorganization (“Covanta Reorganization Plan”), DHC acquired 100% of the equity in Covanta. This transaction is more fully described in Note 2. Six of Covanta’s subsidiaries, which related to three projects, have not reorganized or filed a liquidation plan under the Bankruptcy Code (the “Remaining Debtors”). While Covanta exercises significant influence over the operating and financial policies of those six subsidiaries, these six subsidiaries will continue to operate as debtors in possession in the Chapter 11 cases until they organize or liquidate. Because any plan of reorganization or liquidation relating to these debtors would have to be approved by the Bankruptcy Court, and possibly their respective creditors, neither the Company nor Covanta controls the ultimate outcome of their respective Chapter 11 cases. Accordingly, Covanta no longer includes those six subsidiaries in its consolidated financial statements. Covanta’s investment in these six subsidiaries is recorded using the equity method effective as of March 10, 2004. Unless these subsidiaries emerge from bankruptcy under Covanta’s control, it is unlikely that they will contribute to Covanta’s results of operations.

     DHC holds all of the voting stock of Danielson Indemnity Company (“DIND”). DIND owns 100% of the common stock of National American Insurance Company of California, DHC’s principal operating insurance subsidiary, which owns 100% of the common stock of Valor Insurance Company, Incorporated. National American Insurance Company of California and its subsidiaries are collectively referred to herein as “NAICC”. The operations of NAICC are in property and casualty insurance. NAICC writes non-standard private automobile insurance in the western United States, primarily California. Effective September 7, 2003, NAICC discontinued writing all commercial automobile insurance. Effective January 2002, NAICC discontinued writing all workers’ compensation insurance.

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

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

     In May 2002, DHC acquired a 100% ownership interest in ACL, thereby entering into the marine transportation, construction and related service provider businesses. On January 31, 2003, ACL and many of its subsidiaries and its immediate direct parent entity, American Commercial Lines Holdings, LLC, referred to herein as “ACL Holdings,” filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11. Material uncertainty exists as to the impact of the bankruptcy on DHC’s equity interest in ACL upon the conclusion of ACL’s bankruptcy proceeding. While it cannot presently be determined, DHC believes that its investment in ACL is likely to have little or no value upon the completion of that bankruptcy proceeding. Accordingly, DHC attributes no value to its investment in ACL on its financial statements. DHC, NAICC and DHC’s equity investees, operating in the marine services industries, are not guarantors of ACL’s debt, nor are they contractually liable for any of ACL’s liabilities.

     As a result of the bankruptcy filing, DHC no longer maintains control of ACL. Accordingly, beginning for the year ended December 31, 2003, DHC has accounted for its investments in ACL, Global Materials Services, LLC (“GMS”) and Vessel Leasing, LLC (“Vessel Leasing”) using the equity method of accounting. GMS is a joint venture of DHC, ACL and a third party in which DHC holds a 5.4% interest. It is engaged in the marine terminal business. Vessel Leasing is a joint venture of ACL and DHC which leases barges to ACL. DHC and ACL have equal interests in Vessel Leasing. Under the equity method of accounting, DHC reports its share of the equity investees’ income or loss based on its ownership interest. DHC has fully written off its investment in ACL, accordingly DHC has ceased recognizing losses on its investment as DHC is not liable either directly or as guarantor for such losses.

     SZ Investments, L.L.C., a significant stockholder of DHC’s, and a company affiliated with Samuel Zell, DHC’s Chairman of the Board of Directors, William Pate, a member of DHC’s Board of Directors and Philip Tinkler, DHC’s Chief Financial Officer, is a holder through its affiliate, HY I Investments, L.L.C., of approximately 42% of ACL’s senior notes and payment-in-kind notes. As a result, a special committee of DHC’s Board of Directors was formed in November 2002, composed solely of disinterested directors, to oversee DHC’s investment in ACL and its related Chapter 11 bankruptcy proceedings.

     Covanta is referred to herein as “Energy” or as “Covanta”. “Domestic Covanta” refers to Covanta and its subsidiaries engaged in the waste to energy, water and independent power businesses in the United States; and “CPIH” refers to Covanta’s subsidiary, Covanta Power International Holdings, Inc. and its subsidiaries engaged in the independent power business outside the United States. DHC’s insurance subsidiaries are referred to herein as “Insurance Services”. ACL, GMS and Vessel Leasing are together referred to herein as “Marine Services”.

     The December 31, 2003 consolidated financial statements include the accounts of DHC and DIND and their consolidated subsidiaries. The June 30, 2004 consolidated financial statements include the accounts of DHC, DIND and Covanta and their consolidated subsidiaries. All intercompany accounts and transactions have been eliminated. As previously mentioned, DHC’s investments in ACL and its consolidated subsidiaries, GMS and Vessel Leasing, are included in the consolidated financial statements using the equity method of accounting.

     The accompanying consolidated statement of financial position at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

Note 2. Covanta Acquisition and Financing Agreements

     On December 2, 2003, DHC executed a definitive investment and purchase agreement to acquire Covanta in connection with Covanta’s emergence from Chapter 11 proceedings after the non-core and geothermal assets of Covanta were divested. The primary components of the transaction were: (1) the purchase by DHC of 100% of the equity of Covanta in consideration for a cash purchase price of approximately $30 million, and (2) agreement as to new letter of credit and revolving credit facilities for Covanta’s domestic and international operations, provided by some of the existing Covanta lenders and a group of additional lenders organized by DHC.

     This agreement was amended on February 23, 2004 which reduced the purchase price and released from an escrow account $0.2 million to purchase DHC’s equity interest in Covanta Lake, Inc. A limited liability company was formed by DHC and one of Covanta’s subsidiaries and it acquired an equity interest in Covanta Lake, Inc., a wholly-owned indirect subsidiary of Covanta, in a transaction separate and distinct from the acquisition of Covanta out of bankruptcy.

     As required by the investment and purchase agreement, Covanta filed a proposed plan of reorganization, a proposed plan of liquidation for specified non-core businesses, and the related draft disclosure statement, each reflecting the transactions contemplated under the investment and purchase agreement, with the Bankruptcy Court. On March 5, 2004, the Bankruptcy Court confirmed the Covanta Reorganization Plan. On March 10, 2004, DHC acquired 100% of Covanta’s equity in consideration for approximately $30 million.

     With the purchase of Covanta, DHC acquired a leading provider of waste-to-energy services and independent power production in the United States and abroad. DHC’s equity investment and ownership provided Covanta’s businesses with improved liquidity and capital resources to finance their business activities and emerge from bankruptcy.

     The aggregate purchase price was $47.5 million which included the cash purchase price of $29.8 million, approximately $6.4 million for professional fees and other estimated costs incurred in connection with the acquisition, and an estimated fair value of $11.3 million for DHC’s commitment to sell up to 3 million shares of its common stock at $1.53 per share to certain creditors of Covanta, subject to certain limitations as more fully described below.

     The following table summarizes a preliminary allocation of values to the assets acquired and liabilities assumed at the date of acquisition in conformity with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 109 “Accounting for Income Taxes”. In addition to the value allocation adjustments, Covanta’s emergence from Chapter 11 proceedings on March 10, 2004 resulted in Covanta becoming a new reporting entity and adoption of fresh start accounting as of that date, in accordance with AICPA Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization Under Bankruptcy Code”. Preliminary fair value determinations of the tangible and intangible assets were made by management based on anticipated discounted cash flows using currently available information. Management’s estimate of the fair value of long term debt was based on the new principal amounts of recourse debt that was part of the reorganized capital structure of Covanta upon emergence. Management’s estimate of the fair value of project debt was based on market information available to the Company. The Company has engaged valuation consultants to review its valuation methodology and their work is ongoing.

     In accordance with SFAS No. 141, the preliminary purchase price allocation is subject to additional adjustment within one year after the acquisition as additional information on asset and liability valuations becomes available. The Company expects that adjustments to recorded fair values may include those relating to:

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

•	property, plant, and equipment, intangibles, debt, and equity investments, all of which may change based on consideration of additional analysis by the Company and its valuation consultants;

•	accrued expenses which may change based on identification of final fees and costs associated with Covanta’s emergence from bankruptcy, resolution of disputed claims, and completion of Chapter 11 cases relating to the Remaining Debtors;

•	the final principal amount of the unsecured notes (recorded as an estimated principal amount of $28 million, which estimate excludes any notes that may be issued if and when Remaining Debtors emerge from bankruptcy), and which will be adjusted based upon the resolution of claims of creditors entitled to such notes as distributions; and

•	tax liabilities, which may be adjusted based upon additional information to be received from taxing authorities.

     The following depicts the summary balance sheet of Covanta after purchase price allocation as of March 10, 2004 (in thousands):

Current Assets	$532,388
Property, Plant and Equipment	887,185
Intangible Assets	195,868
Other Assets	330,152

Total Assets Acquired	$1,945,593

Current Liabilities	$361,424
Long-term Debt	328,053
Project Debt	850,521
Deferred Income Taxes	159,523
Other Liabilities	198,547

Total Liabilities Assumed	$1,898,068

Net Assets Acquired	$47,525

     The acquired intangible assets of $195.9 million primarily relate to service agreements on publicly owned waste to energy projects with an approximate 17-year weighted average useful life. The arithmetic average life is significantly shorter.

     In its initial purchase price allocation as of March 10, 2004, goodwill of $24.5 million was recorded to reflect the excess of cost over the preliminary fair value of acquired net assets. The Company has subsequently refined various estimates of fair values of the assets acquired and liabilities assumed. The most significant adjustments were decreases of (a) property, plant and equipment — net of $147.6 million, (b) intangible assets of $122.2 million, (c) deferred income tax liabilities of $146.3 million and (d) other liabilities of $128.1 million. Goodwill was eliminated as a result of these fair value adjustments and the resulting excess of fair value over the purchase price paid was allocated on a pro rata basis to reduce the carrying value of the Company’s eligible non-current assets.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

     The results of operations from Covanta are included in DHC’s consolidated results of operations from March 10, 2004. The following table sets forth certain unaudited consolidated operating results for the quarter and six months ended June 30, 2004 and 2003, as if the acquisition of Covanta were consummated on the same terms at the beginning of each period (in thousands, except per share amounts).

	Quarter Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Actual)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Total Revenues	$185,240	$213,230	$368,616	$409,708
Income (Loss) from continuing operations before change in accounting principle	$15,195	$9,504	$18,335	$(42,895)
Cumulative effect of change in accounting principle	—	—	—	$(8,538)
Net Income (Loss)	$15,195	$9,504	$18,335	$(51,433)
Basic Income (Loss) per Share:
Income (loss) from Continuing Operations	$0.26	$0.17	$0.32	$(0.78)
Cumulative Effect of Accounting Change	—	—	—	$(0.15)
Net Income (Loss) per Share	$0.26	$0.17	$0.32	$(0.93)
Diluted Net Income (Loss) per Share	$0.24	$0.16	$0.30	$(0.93)

     As part of the investment and purchase agreement, DHC arranged for a new $118.0 million replacement letter of credit facility for Covanta, secured by a second lien on Covanta’s domestic assets. This financing was provided by SZ Investments, L.L.C., a DHC stockholder (“SZ Investments”), Third Avenue Trust, on behalf of Third Avenue Value Fund Series, a DHC stockholder (“Third Avenue”), and D. E. Shaw Laminar Portfolios, L.L.C., a creditor of Covanta and a DHC stockholder (“Laminar”). Subsequent to the signing of the investment and purchase agreement, each of Third Avenue, Laminar and SZ Investments assigned approximately 30% of their participation in the second lien letter of credit facility to Goldman Sachs Credit Partners, L.P. and Laminar assigned the remainder of its participation in the second lien letter of credit facility to TRS Elara, LLC. In addition, in connection with a note purchase agreement described below, Laminar arranged for a $10.0 million revolving loan facility for CPIH, secured by CPIH’s assets. Covanta also paid an upfront fee of $2.36 million upon entering into the second lien credit agreement, and will pay (i) commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000 and, (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit.

     DHC obtained the financing necessary for the Covanta acquisition pursuant to a note purchase agreement dated December 2, 2003, with each of SZ Investments, Third Avenue and Laminar, referred to collectively as the “Bridge Lenders”. Pursuant to the note purchase agreement, the Bridge Lenders severally provided DHC with an aggregate of $40 million of bridge financing in exchange for notes which were convertible under certain circumstances into shares of DHC common stock at a price of $1.53 per share, subject to agreed upon limitations. DHC used $30.0 million of the proceeds from the notes to post an escrow deposit prior to the closing of the transactions contemplated by the investment and purchase agreement with Covanta. At closing, the deposit was used to purchase Covanta. DHC will use the remainder of the proceeds to pay transaction expenses and for general corporate purposes. These notes were repaid on June 11, 2004 from the proceeds of a pro rata rights offering made to all stockholders on May 18, 2004.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

     DHC issued to the Bridge Lenders an aggregate of 5,120,853 shares of DHC’s common stock in consideration for the $40 million of bridge financing. At the time that DHC entered into the note purchase agreement, agreed to issue the notes convertible into shares of DHC common stock and issued the equity compensation to the Bridge Lenders, the trading price of the DHC common stock was below the $1.53 per share conversion price of the notes. On December 1, 2003, the day prior to the announcement of the Covanta acquisition, the closing price of DHC common stock on the American Stock Exchange was $1.40 per share.

     In addition, under the note purchase agreement, Laminar agreed to convert an amount of notes to acquire up to an additional 8.75 million shares of DHC common stock at $1.53 per share based upon the levels of public participation in the May 18, 2004 rights offering. Based upon the public participation in the rights offering, DHC issued the maximum of 8.75 million shares to Laminar pursuant to the conversion of approximately $13.4 million in principal amount of notes. Consequently, the $20.0 million principal amount of notes held by Laminar plus accrued but unpaid interest was repaid in full on June 11, 2004 through the issuance of 8.75 million shares of DHC common stock to Laminar and $7.9 million of the proceeds from the rights offering.

     DHC has agreed to commence an offering of shares to a class of creditors of Covanta that are entitled to participate in an offering of up to 3.0 million shares of DHC common stock at a price of $1.53 per share pursuant to the Covanta Reorganization Plan.

     As part of DHC’s negotiations with Laminar and its becoming a 5% stockholder, pursuant to a letter agreement dated December 2, 2003, Laminar has agreed to additional restrictions on the transferability of the shares of DHC common stock that Laminar holds or will acquire. Further in accordance with the transfer restrictions contained in Article Fifth of DHC’s charter restricting the resale of DHC common stock by 5% stockholders, DHC has agreed with Laminar to provide it with limited rights to resell the DHC common stock that it holds. Finally, pursuant to its agreement with the Bridge Lenders on July 28, 2004 DHC has filed a registration statement with the SEC to register the shares of DHC common stock issued to or acquired by them under the note purchase agreement. The registration statement has not yet been declared effective.

     Samuel Zell, DHC’s Chairman of the Board of Directors, Philip Tinkler, DHC Chief Financial Officer and William Pate, a director of DHC, are affiliated with SZ Investments. Martin Whitman and David Barse, directors of DHC, are affiliated with Third Avenue. The note purchase agreement and other transactions involving the Bridge Lenders were negotiated, reviewed and approved by a special committee of DHC’s Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.

     See Notes 9 through 11 for additional information regarding Covanta’s credit and debt arrangements.

Note 3. ACL Chapter 11 Filing

     During 2002 and 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth. Due to these factors, ACL’s revenues and earnings did not meet expectations and ACL’s liquidity was significantly impaired. Debt covenant violations occurred and, as a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003 (the “Petition Date”), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) to reorganize under Chapter 11 under case number 03-90305. Included in the filing are ACL, ACL’s direct parent (ACL Holdings), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the “Debtors”) under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

under case number 03-90305. The Chapter 11 petitions do not cover any of ACL’s foreign subsidiaries or certain of its U.S. subsidiaries.

     ACL and the other Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors are in the final stages of developing a plan of reorganization for filing and confirmation pursuant to Chapter 11 of the Bankruptcy Code that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined; however, the Debtors have the exclusive right to file a plan of reorganization at any time on or before September 10, 2004 and seek confirmation of any such filed plan by November 11, 2004. If the exclusive filing period were to expire, other parties, such as ACL creditors, would have the right to propose alternative plans of reorganization. During the pendency of these Chapter 11 cases, the Debtors have routinely requested extension of the exclusivity period. Such extensions have been granted with the support of the Debtors’ creditors.

     The Debtors’ direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and are not debtors-in-possession. DHC, GMS and Vessel Leasing also did not file petitions under Chapter 11 and are not debtors-in-possession.

     The Debtors have entered into a Revolving Credit and Guaranty Agreement (“DIP Credit Facility”) that provides up to $75 million of financing during ACL’s Chapter 11 proceeding. As of December 26, 2003, participating bank commitments under the DIP Credit Facility totaled $75 million, consisting of a $50 million term loan and a $25 million revolving credit facility. Of this amount, the Debtors had fully drawn the $50 million term loan, which was used to retire ACL’s Pre-Petition Receivables Facility and which continues to be used to fund the Debtors’ day-to-day cash needs. The Debtors have made no draws against the revolving credit facility. In the first quarter of 2004, the Debtors repaid $8 million of the term loan. In the second quarter of 2004, the Debtors repaid $ 25.8 million of the term loan. Each payment permanently reduces the amount available under the DIP Credit Facility. As of June 30, 2004, participating bank commitments remaining under the DIP Credit Facility totaled $41.2 million, consisting of $16.2 million remaining on a fully-drawn term loan and a $25 million revolving credit facility. Total amounts drawn under the DIP Credit Facility are limited by a borrowing base (as defined in the DIP Credit Facility). The borrowing base limit was $55 million as of June 30, 2004 and is updated weekly. The DIP Credit Facility is secured by the same and additional assets that collateralized ACL’s Senior Credit Facilities and Pre-Petition Receivables Facility, and bears interest, at ACL’s option, at London Inter Bank Offered Rates (“LIBOR or LIBOR Rates”) plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the facility.

     The obligations of the Debtors under the DIP Credit Facility, by court order, have super-priority administrative claim status as provided under Chapter 11. Under Chapter 11, a super-priority claim is senior to secured and unsecured pre-petition claims and all administrative expenses incurred in the Chapter 11 case. In addition, with certain exceptions (including a carve-out for unpaid professional fees and disbursements), the DIP Credit Facility obligations are secured by (1) a first-priority lien on all unencumbered pre- and post-petition property of the Debtors, (2) a first-priority priming lien on all property of the Debtors that is encumbered by the existing liens securing the Debtors’ pre-petition secured lenders and (3) a junior lien on all other property of the Debtors that is encumbered by the pre-petition liens.

     The DIP Credit Facility also contains certain restrictive covenants that, among other things, restrict the Debtors’ ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, limit its capital expenditures to defined levels and restrict advances to certain subsidiaries.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

     The DIP Credit Facility will terminate and the borrowings thereunder will be due and payable upon the earliest of (i) December 31, 2004, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order by the Bankruptcy Court, or (iii) the acceleration of the term loans or the revolving credit loans made by any of the banks who are a party to the DIP Credit Facility and the termination of the total commitment under the DIP Credit Facility pursuant to the DIP Credit Facility.

     As a result of the Chapter 11 filings, certain events of default under ACL’s Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes have occurred, the effects of which are stayed pursuant to certain provisions of Chapter 11.

     Under Chapter 11, actions by creditors to collect claims in existence at the filing date are stayed or deferred absent specific Bankruptcy Court authorization to pay such pre-petition claims while the Debtors continue to manage their businesses as debtors-in-possession and act to develop a plan of reorganization for the purpose of emerging from these proceedings. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including but not limited to employee wages and certain employee benefits, certain critical vendor payments, certain insurance and claim obligations and certain tax obligations as a plan of reorganization is developed. A claims bar date of December 5, 2003 and an administrative bar date of July 9, 2004 were established for all pre-petition and post-petition creditors to file a claim against the estate of the various debtors. The Debtors are currently in the process of reviewing the claims that were filed against the Debtors. The ultimate amount of claims allowed by the Court against the Debtors could be significantly different than the amount of the liabilities recorded by the Debtors.

     The Debtors also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Under these Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and ACL’s equity investor may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possible substantially less) than 100% of their face value, and the membership interests of ACL’s equity investor being diluted or cancelled. The Debtors have not yet proposed a plan of reorganization. The Debtors’ pre-petition creditors and ACL’s equity investor will each have a vote in the plan of reorganization.

     The Chapter 11 process presents inherent material uncertainty; it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Debtors will continue to operate in their present organizational structure, or the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors and equity holder. The ultimate recovery, if any, by creditors and DHC will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. While it cannot be presently determined, DHC believes it will receive little or no value with respect to its equity interest in ACL Holdings or ACL. Accordingly, DHC wrote off its remaining investment in ACL at the end of the first quarter of 2003 as an other than temporary asset impairment. (See Note 5.)

     On April 23, 2004, ACL announced the sale of its ownership interest in UABL Limited (“UABL”), a South American barging and terminalling company, and other assets being used by UABL for $24.1 million of cash and other consideration. The sale transaction closed on April 23, 2004. In connection with the UABL sale, ACL recorded a pre-tax loss of $35.2 million.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

     On June 8, 2004, ACL filed a Motion for Order Approving Sale Procedures, Break-Up Fee and Authorizing the Employment of Environmental Consultants to establish procedures for the sale of its 50% membership interest in GMS , to request approval of a break-up fee for a proposed “stalking horse” bidder for ACL’s membership interest in GMS, to fix procedures for rights of access and due diligence by bidders, and to authorize the employment of a consulting firm to prepare certain environmental reports. The proposal by the stalking horse bidder also included a proposal for the coterminous acquisition of DHC’s 5.4% membership interest in GMS. Midsouth Terminal Company L.P. (“MST”), the holder of the remaining interests in GMS, filed an objection to ACL’s motion and asserted their right of first refusal to acquire ACL’s membership interest in GMS pursuant to GMS’ Amended and Restated Limited Liability Company Operating Agreement dated May 25, 2002. At a hearing of the Bankruptcy Court, an order was issued on June 24, 2004 granting the Motion, as amended, establishing sale procedures, a break-up fee, and authorizing the employment of environmental consultants, and preserving the rights of MST to elect to exercise any right of first refusal it may have, subject to further court review, on the same terms and conditions as the stalking horse bidder, and further provided such exercise occurred on or before July 14, 2004. On July 13, 2004, MST notified ACL that it desired to exercise its right of first refusal to acquire ACL’s membership interest in GMS. The coterminous acquisition of DHC’s membership interest in GMS is a condition to MST’s acquisition of ACL’s interest. ACL is evaluating MST’s notification to determine whether the proposal has been made on the same terms and conditions as the stalking horse bidder. The sale of ACL’s membership interests in GMS is subject to approval of the Bankruptcy Court.

Note 4. Summary of Significant Accounting Policies

  Parent and Consolidated Entity

   Principles of Consolidation

     The consolidated financial statements reflect the results of operations, cash flows and financial position of DHC and its majority-owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned or controlled but in which the Company has significant influence are accounted for under the equity method.

   Use of Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, cash flows and taxable income from future operations, allowances for doubtful accounts receivable, and liabilities related to pension obligations, and for workers’ compensation, severance, and certain litigation.

   Cash and Cash Equivalents

     Cash and cash equivalents include short-term investments with an original maturity of less than three months when purchased. DHC, from time to time, has cash in banks in excess of federally insured limits. Cash and cash equivalents are stated at cost, which approximates fair value.

   Deferred Financing Costs

     At June 30, 2004 and 2003, the Company has $11.1 million and $0, respectively, of net deferred financing costs recorded on the balance sheet.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

     These costs were incurred in connection with arranging its various financing arrangements. These costs are being amortized over the expected period that the related financing will be outstanding. Amortization for three and six months ended June 30, 2004 were $4.4 million and $7.6 million, respectively, and were included in interest expense on the consolidated statement of operations.

  Pension and Postretirement Plans

     The Company has pension and post-retirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside the Company’s control and can have a significant effect on the amounts reported in the financial statements.

  Incentive Compensation Plans

     Stock-based compensation cost is measured using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for the Company’s directors and employees. Pro forma net loss and loss per share are disclosed below as if the fair value based method of accounting under SFAS 123 had been applied to all stock-based compensation awards.

	(In Thousands)
	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income (Loss) As Reported	$15,195	$(4,501)	$13,022	$(62,337)
Pro Forma Compensation Expense	(11)	(577)	(22)	(1,155)
Less:
Stock Option Expense Recorded	10	24	20	49

Pro Forma Net Income (Loss)	$15,194	$(5,054)	$13,020	$(63,443)

Basic Earnings (Loss) Per Share:
As Reported	$0.26	$(0.09)	$0.24	$(1.31)
Pro Forma	$0.26	$(0.11)	$0.24	$(1.34)
Diluted Earnings (Loss) Per Share:
As Reported	$0.24	$(0.09)	$0.23	$(1.31)
Pro Forma	$0.24	$(0.11)	$0.23	$(1.34)

     On July 19, 2004, DHC’s Board of Directors approved the 2004 Danielson Holding Corporation Equity Award Plan for Employees and Officers (“2004 Plan”), which authorized the issuance of up to 4 million shares of DHC common stock. The 2004 Plan is subject to the approval of DHC’s stockholders. In connection with the approval of the 2004 Plan, DHC intends to terminate its existing stock option and stock award plan.

   Insurance Services

   Deferred Policy Acquisition Costs

     Insurance Services’ deferred policy acquisition costs, consisting principally of commissions and premium taxes paid at the time of issuance of the insurance policy, are deferred and amortized over the period during which the

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

related insurance premiums are earned. Deferred policy acquisition costs are limited to the estimated future profit, based on the anticipated losses and loss adjustment expenses (“LAE”) (based on historical experience), maintenance costs, policyholder dividends, and anticipated investment income. Deferred policy acquisition costs were $0.3 million and $2.0 million at June 30, 2004 and June 30, 2003, respectively.

  Unpaid Losses and Loss Adjustment Expenses

     Unpaid losses and LAE are based on estimates of reported losses and historical experience for incurred but unreported claims, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Management believes that the provisions for unpaid losses and LAE are adequate to cover the cost of losses and LAE incurred to date. However, such liability is, by necessity, based upon estimates, which may change in the near term, and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates. Unpaid losses and LAE are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are included in current operations.

  Reinsurance

     In the normal course of business, Insurance Services seeks to reduce the loss it may incur on the policies it writes by reinsuring certain portions of the insured benefit with other insurance enterprises or reinsurers.

     Insurance Services accounts for its reinsurance contracts which provide indemnification by reducing earned premiums for the amounts ceded to the reinsurer and establishing recoverable amounts for paid and unpaid losses and LAE ceded to the reinsurer. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk generally do not meet conditions for reinsurance accounting and are accounted for as deposits. For the three and six months ended June 30, 2004 and 2003, Insurance Services had no reinsurance contracts which were accounted for as deposits.

  Earned Premiums

     Insurance Services’ earned premium income is recognized ratably over the contract period of an insurance policy. A liability is established for unearned insurance premiums that represent the portion of premium received which is applicable to the remaining portion of the unexpired terms of the related policies. Reinsurance premiums are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

     Insurance Services establishes an allowance for premium receivables and reinsurance recoverables through a charge to general and administrative expenses based on historical experience. After all collection efforts have been exhausted, Insurance Services reduces the allowance for balances that have been deemed uncollectible.

  Energy

  Service Revenues

     Covanta’s revenues are generally earned under contractual arrangements. Service revenues include:

•	Fees earned under contract to operate and maintain waste to energy, independent power and water facilities;

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

•	Fees earned to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the municipal client pursuant to applicable service agreements. Regardless of the timing of amounts paid by the municipal client relating to project debt principal, Covanta records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to waste to energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt;

•	Fees earned for processing waste in excess of service agreement requirements;

•	Tipping fees earned under waste disposal agreements; and

•	Other miscellaneous fees such as revenue for scrap metal recovered and sold.

  Electricity and Steam Sales

     Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to client communities under applicable service agreements.

  Construction Revenues

     Revenues under fixed-price contracts, including construction, are recognized on the basis of the estimated percentage of completion of services rendered. Anticipated losses are recognized as soon as they become known.

  Pass Through Costs

     Pass through costs are costs for which Covanta receives a direct contractually committed reimbursement from the municipal client who sponsors the waste to energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net in Covanta’s financial statements. Total pass through expenses for the periods March 11, 2004 through June 30, 2004, January 1, 2004 through March 10, 2004, and the first six months of 2003 were $13.6 million, $10.0 million, and $27.9 million, respectively.

   Property, Plant and Equipment

     As of March 10, 2004, the assets and liabilities of Covanta’s energy business including property, plant, and equipment were recorded at management’s estimate of their fair values. For financial reporting purposes, depreciation is calculated by the straight-line method over the estimated remaining useful lives of the assets, which range up to 41 years for waste-to-energy facilities. The original useful lives generally range from three years for computer equipment to 50 years for waste-to-energy facilities.

  Service and Energy Contracts

     As of March 10, 2004, service and energy contracts were recorded at their estimated fair values based upon discounted cash flows from the service contracts on publicly owned projects and the above market portion of the energy contracts on company owned projects using currently available information. Amortization is calculated by the straight-line method over the estimated remaining weighted average life of the agreements of 17 years. The arithmetic average life is significantly shorter.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

     Estimated amortization over the next five years is as follows (in thousands):

2004	$8,493
2005	16,986
2006	16,986
2007	16,986
2008	15,076
2009 January 1st through June 30th	7,538

  Unbilled Service Receivables and Other Receivables

     As of March 10, 2004, unbilled service and other accounts receivables were recorded at their estimated fair value based upon discounted cash flows. Unbilled service receivables include fees earned to service project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the municipality pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by municipalities relating to project debt principal, Covanta records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables are discounted to present value.

   Restricted Funds

     Restricted funds held in trust are primarily amounts received by third party trustees relating to projects owned by Covanta, and which may be used only for specified purposes. Covanta generally does not control these accounts. They include debt service reserves for payment of principal and interest on project debt, deposits of funds received with respect to projects prior to their disbursement as provided in the relevant indenture or other agreements, lease reserves for lease payments under operating leases, and proceeds received from financing the construction of energy facilities. Such funds are invested principally in United States Treasury bills and notes and United States government agency securities.

   Project Development Costs

     Covanta capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a plant. These costs include outside professional services, permitting expense and other third party costs directly related to the development of a specific new project. Upon the start-up of plant operations or the completion of an acquisition, these costs are generally transferred to property, plant and equipment and are amortized over the estimated useful life of the related project or charged to construction costs in the case of a construction contract for a facility owned by a municipality. Capitalized project development costs are charged to expense when it is determined that the related project is impaired. In purchase accounting, no separate value was assigned to project development costs as economically they are reflected in the fair values assigned to property, plant and equipment and to service and energy contracts.

   Interest Rate Swap Agreements

     The fair value of interest rate swap agreements are recorded as assets and liabilities, with changes in fair value during the year credited or charged to debt service revenue or debt service charges, as appropriate.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

  Long-Lived Assets

     Covanta assess the potential for the impairment of long-lived assets to be held and used by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. If the carrying value of such assets is greater than the anticipated future undiscounted cash flows of those assets, Covanta would measure and record the impairment amount, if any, as the difference between the carrying value of the assets and the fair value of those assets.

  Foreign Currency Translation

     For foreign operations, assets and liabilities are translated at year-end exchange rates and revenues and expenses are translated at the average exchange rates during the year. For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of other comprehensive income (loss) and shareholders’ equity. Currency transaction gains and losses are recorded in Other-net in the Statements of Consolidated Operations and Comprehensive Income (Loss).

  New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 was intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN No. 46 was revised in December 2003 and is applicable for the Company on January 1, 2004 for interests acquired in variable interest entities prior to February 1, 2003. The Company adopted the provisions of FIN No. 46 without impact on its consolidated financial condition or results of operations.

  Reclassification

     Certain prior period amounts, including various revenues and expenses, have been reclassified in the Financial Statements to conform with the current period presentation.

Note 5. Equity in Net Income and Losses of Unconsolidated Subsidiaries

     DHC wrote off its investment in ACL during the quarter ended March 28, 2003. The GMS and Vessel Leasing investments are not considered by DHC to be impaired. The reported net income (loss) for the quarters and six months ended June 30, 2004 and 2003, includes, under the caption “Equity in Net Income Loss of Unconsolidated Investments”, the following components (in thousands):

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
ACL’s Reported Loss	$—	$—	$—	$(46,998)
Other Than Temporary Impairment of Remaining Investment in ACL as of March 28, 2003	—	—	—	(8,205)

Total ACL Loss	—	—	—	(55,203)
GMS Income (Loss)	25	8	6	(26)
Vessel Leasing Income	74	69	176	132

Equity in Net Income (Loss) of Unconsolidated Marine Services Subsidiaries	99	77	182	(55,097)
Equity in Net Income of Unconsolidated Energy Investments	5,252	—	5,405	—

	$5,351	$77	$5,587	$(55,097)

     Activity in the equity investees for the three and six months ended June 30, 2004 and June 30, 2003 was as follows (in thousands):

	Quarter Ended June 30, 2004
					Haripur Barge
			Vessel	Quezon Power	Plant
	ACL	GMS	Leasing	(The Philippines)	(Bangladesh)
Revenues	$152,410	$13,358	$1,152	$48,489	$9,451
Operating Income*	373	1,399	672	21,032	6,822
Net (Loss) Income	(48,556)	457	147	11,735	2,183

	Quarter Ended June 30, 2003
					Haripur Barge
			Vessel	Quezon Power	Plant
	ACL	GMS	Leasing	(The Philippines)	(Bangladesh)
Revenues	$159,477	$12,732	$1,151	$53,054	$8,644
Operating (Loss) Income*	(920)	1,414	676	28,750	4,736
Net (Loss) Income	(15,561)	150	138	18,646	1,863

	Six Months Ended June 30, 2004
					Haripur Barge
			Vessel	Quezon Power	Plant
	ACL	GMS	Leasing	(The Philippines)	(Bangladesh)
Revenues	$293,320	$27,136	$2,392	$102,241	$17,813
Operating (Loss) Income*	(7,044)	2,510	1,430	46,983	9,771
Net (Loss) Income	(72,330)	103	351	28,039	4,297

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

	Six Months Ended June 30, 2003
					Haripur Barge
			Vessel	Quezon Power	Plant
	ACL	GMS	Leasing	(The Philippines)	(Bangladesh)
Revenues	$299,782	$25,882	$2,303	$98,711	$16,653
Operating (Loss) Income*	(28,031)	2,032	1,356	50,835	9,704
Net (Loss) Income	(62,433)	(474)	264	30,818	3,651

*Before ACL Reorganization Expenses

     The following table summarizes the results of operations for the Remaining Debtors for the period March 11, 2004 through June 30, 2004,and for the three months ended June 30, 2004. Due to uncertainty regarding the realizability of earnings of the Remaining Debtors, Covanta has not recognized the earning set forth below (in thousands).

	For the Period
	March 11, 2004	For the Three
	Through	Months Ended
	June 30, 2004	June 30, 2004
Condensed Statements of Operations:
Revenues	$11,403	$8,964
Operating income	1,035	1,276
Net income	1,035	1,276

Note 6. Investments

     DHC’s fixed maturity debt and equity securities portfolio are classified as “available for sale” and are carried at fair value. Changes in fair value are credited or charged directly to stockholders’ equity as unrealized gains or losses, respectively. “Other than temporary” declines in fair value are recorded as realized losses in the statement of operations and the cost basis of the security is reduced.

Note 7. Per Share Data

     Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock. Such average shares were 59,174,022 and 47,414,346 for the quarters ended June 30, 2004 and 2003, respectively, and 54,168,660 and 47,414,346 for the six months ended June 30, 2004 and 2003, respectively. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for stock options, warrants, rights and convertible notes whether or not currently exercisable. Such average shares were 62,294,721 and 56,351,047 for the three and six months ended June 30, 2004, respectively. Diluted earnings per share for the three and six months ended June 20, 2003 do not include shares related to stock options and warrants because their effect is anti-dilutive.

     5,120,853 shares of Common stock issued on December 2, 2003 pursuant to the note purchase agreement were included in the weighted average outstanding shares calculation as of March 10, 2004, the date on which certain conditions upon which the shares were contingently returnable were satisfied. The weighted average number of such

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

shares included in the basic and diluted earnings per share calculation was 5,120,853 and 3,179,431 for the three and six months ended June 30, 2004, respectively.

     Basic and diluted earnings per share and the average shares used in the calculation of basic and diluted earnings per share for all periods have been adjusted retroactively to reflect the bonus element contained in the rights offering issued on May 18, 2004.

Note 8. Reinsurance

     Insurance Services cedes reinsurance on an excess of loss basis for workers’ compensation risks in excess of $0.5 million per occurrence prior to April 2000 and $0.2 million per occurrence thereafter. For all other lines, NAICC cedes reinsurance on an excess of loss basis for exposure in excess of $0.25 million per occurrence.

Note 9. Credit Arrangements

     In connection with the effectiveness of the Covanta Reorganization Plan and the consummation of the DHC acquisition, Covanta emerged from bankruptcy with a new debt structure. Domestic Borrowers have two facilities which provide letters of credit and liquidity; the First Lien Facility and the Second Lien Facility.

•	The First Lien Facility provides commitments for the issuance of letters of credit contractually required in connection with one waste-to-energy facility. These letters of credit are currently required in the aggregate amount of approximately $128.0 million as of June 30, 2004, and the contractually required amount decreases semi-annually. The First Lien Facility has a term of five years, and requires cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. Covanta paid a 1% upfront fee (approximately $1.38 million) upon entering into the First Lien Facility, and will pay with respect to each issued letter of credit (i) a fronting fee equal to the greater of $500 or 0.25% per annum of the daily amount available to be drawn under such letter of credit, (ii) a letter of credit fee equal to 2.5% per annum of the daily amount available to be drawn under such letter of credit, and (iii) an annual fee of $1,500.

•	The Second Lien Facility provides commitments in the aggregate amount of $118 million, up to $10 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit supporting Covanta’s domestic and international businesses. This Second Lien Facility has a term of five years. The Second Lien Facility requires cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. The revolving loan component of the Second Lien Facility bears interest at either (i) 4.5% over a base rate with reference to either the Federal Funds rate of the Federal Reserve System or Bank One’s prime rate, or (ii) 6.5% over a formula Eurodollar rate, the applicable rate to be determined by Covanta (increasing by 2% over the then applicable rate in specified default situations). Covanta also paid an upfront fee of $2.36 million upon entering into the Second Lien Facility, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000, and (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit. As of June 30, 2004, letters of credit in the approximate aggregate amount of $70.9 million had been issued under the Second Lien Facility, and Covanta had not sought to make draws against the $10 million liquidity facility of the Second Lien Facility.

     Total fees of $11.6 million in connection with the above two facilities paid on March 10, 2004 have been capitalized and are being amortized over the life of the credit facilities on a straight line basis. Both facilities are secured by the assets of the Domestic Borrowers not subject to security interests existing at the Effective Date. The

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

lien of the Second Lien Facility is junior to that of the First Lien Facility. The First Lien Facility and the Second Lien Facility are non-recourse to CPIH and its subsidiaries.

     Also, CPIH and each of its domestic subsidiaries, which hold all of the assets and operations of Covanta’s international businesses (the “CPIH Borrowers”) entered into one secured liquidity facility (the “CPIH Revolving Credit Facility”).

     The CPIH Revolving Credit Facility is secured by a first priority lien on the CPIH stock and substantially all of the CPIH Borrowers’ assets not otherwise subject to security interests existing as of the Effective Date, and consists of commitments for cash borrowings of up to $10 million for purposes of supporting the international businesses. The CPIH revolving credit facility has a maturity date of three years and to the extent drawn upon bears interest at the rate of either (i) 7% over a base rate with reference to either the Federal Funds rate of the Federal Reserve System or Deutsche Bank’s prime rate, or (ii) 8% over a formula Eurodollar rate, the applicable rate to be determined by CPIH (increasing by 2% over the then applicable rate in specified default situations). CPIH also paid a 2% upfront fee of $0.2 million, and will pay (i) a commitment fee equal to 0.5% per annum of the average daily calculation of available credit, and (ii) an annual agency fee of $30,000. As of June 30, 2004, CPIH had not sought to make draws on this facility.

     The CPIH Revolving Credit Facility is non-recourse to Covanta and its other domestic subsidiaries.

     Certain Domestic Borrowers are guarantors of performance obligations of some international projects or are the reimbursement parties with respect to letters of credit issued to secure obligations relating to some international projects. Domestic Borrowers are entitled to reimbursements of operating expenses incurred by the Domestic Borrowers on behalf of the CPIH Borrowers and payments, if any, made with respect to the above mentioned guarantees and reimbursement obligations. Any such obligation to reimburse the Domestic Borrowers, should it arise, would be senior to the repayment of principal on the CPIH Term Loan.

Note 10. Long-Term Debt

     Long-term debt (in thousands) consisted of the following:

June 30, 2004
High Yield Notes	$206,036
Unsecured Notes (estimated)	28,000
CPIH term loan facility	86,451
9.25% debentures due 2022	—
Other long-term debt	66

Total	320,553
Less current portion of long term debt	(22)

Total	$320,531

     Covanta also issued the High Yield Notes and issued or will issue the Unsecured Notes. The High Yield Notes and the Unsecured Notes are non-recourse to CPIH.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

•	The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in seven years. Interest is payable at a rate of 8.25% per annum, semi-annually on the basis of the principal at final maturity; no principal is due prior to maturity of the High Yield Notes.

•	Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Covanta Reorganization Plan, and Covanta had issued Unsecured Notes in the aggregate amount of approximately $12.3 million as of June 30, 2004. Covanta expects to issue additional Unsecured Notes in a principal amount of approximately $16 million. Additional Unsecured Notes also may be issued to holders of allowed claims against the Remaining Debtors if and when they emerge from bankruptcy, and if the issuance of such notes is contemplated by the terms of any plan of reorganization confirmed with respect to such Remaining Debtors. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against Covanta’s operating subsidiaries which were reorganizing Debtors, and such amount will be determined when such claims are resolved through settlement or further proceedings in the Bankruptcy Court. The principal amount of Unsecured Notes indicated in the table above represents the expected liability upon completion of the claims process, excluding any additional Unsecured Notes that may be issued if and when the Remaining Debtors reorganize and emerge from bankruptcy. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004. Interest is payable semi-annually on the Unsecured Notes at a rate of 7.5% per annum; principal is paid annually in equal installment beginning in March, 2006. The Unsecured Notes mature in eight years.

     Also, the CPIH Borrowers entered into the CPIH Term Loan Facility in the principal amount of up to $95 million, of which approximately $87 million was outstanding as of June 30, 2004. The CPIH Term Loan Facility is secured by a second priority lien on the same collateral as the CPIH Revolving Credit Facility, and bears interest at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable by adding it to the outstanding principal balance. The interest rate increases to 12.5% per annum in specified default situations. The CPIH Term Loan Facility matures in three years. The CPIH Term Loan Facility is non-recourse to Covanta and its other domestic subsidiaries.

     Covanta may issue tax notes in an aggregate principal amount equal to the aggregate amount of allowed priority tax claims with a maturity six years after the date of assessment. Interest will be payable semi-annually at the rate of 4% per annum. Under the Covanta Reorganization Plan, Covanta may pay some of these claims in cash. Covanta does not expect the amount of such allowed priority tax claims to negatively affect its ability to implement its business plan.

     The maturities on long-term debt including capital lease obligations, (in thousands) at June 30, 2004 were as follows:

2004	$22
2005	19
2006	3,926
2007	86,451
Later years	230,135

Total	320,553
Less current portion	(22)

Total long-term debt	$320,531

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

Note 11. Project Debt

     Project debt (in thousands) consisted of the following :

June 30,2004
Revenue Bonds Issued by and Prime Responsibility of Municipalities:
3.625-6.75% serial revenue bonds due 2005 through 2011	$304,600
5.0-7.0% term revenue bonds due 2005 through 2015	163,362
Adjustable-rate revenue bonds due 2006 through 2013	121,065

Revenue Bonds Issued by Municipal Agencies with Sufficient
Service Revenues Guaranteed by Third Parties:
5.25-8.9% serial revenue bonds due 2005 through 2008	23,734

Other Revenue Bonds:
4.7-5.5% serial revenue bonds due 2005 through 2015	72,474
5.5-6.7% term revenue bonds due 2014 through 2019	69,480

International project debt	84,033

Total long-term project debt	$838,748

     The amounts reflected in the table above from the various series of revenue bonds comprising project debt reflect the Company’s estimate of the fair value of such project date under purchase accounting.

     Project debt associated with the financing of waste-to-energy facilities is generally arranged by municipalities through the issuance of tax-exempt and taxable revenue bonds. The category, “Revenue Bonds Issued by and Prime Responsibility of Municipalities,” includes bonds issued with respect to projects owned by Covanta for which debt service is an explicit component of the client community’s obligation under the related service agreement. In the event that a client community is unable to satisfy its payment obligations, the bondholders’ recourse with respect to Covanta is limited to the waste-to-energy facilities and restricted funds of the project pledged to secure such obligations.

     The category “Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties” includes municipal bonds issued to finance one municipally sponsored facility for which contractual obligations of third parties to deliver waste provide sufficient revenues to pay debt service, although such debt service is not an explicit component of the third parties’ service fee obligations.

     The category “Other Revenue Bonds” includes bonds issued to finance one facility for which current contractual obligations of third parties to deliver waste provide sufficient revenues to pay debt service related to that facility through 2011, although such debt service is not an explicit component of the third parties’ service fee obligations. Covanta anticipates renewing such contracts prior to 2011.

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

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

     The maturities on long-term project debt (in thousands) at June 30, 2004 were as follows:

2004	$70,593
2005	94,755
2006	99,860
2007	97,882
2008	97,195
Later years	485,092

Total	945,377
Less current portion	(106,629)

Total long-term project debt	$838,748

Note 12. Income Taxes

     DHC files a Federal consolidated income tax return with its subsidiaries. DHC’s Federal consolidated return includes the taxable results of certain grantor trusts established pursuant to a prior court approved reorganization to assume various liabilities of certain present and former insurance subsidiaries of DHC. These trusts are not consolidated with DHC for financial statement purposes.

     DHC’s Federal consolidated tax return will exclude the results of CPIH since their operations do not qualify for consolidation under the applicable tax laws. DHC records its interim tax provisions based upon estimated effective tax rates for the year.

     DHC’s provision for income taxes in the condensed consolidated statements of operations consists of certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the trusts referred to above, and reflect preparation on a separate company basis. For further information, reference is made to Note 13 of the Notes to the Consolidated Financial Statements included in DHC’s Annual Report on Form 10-K for the year ended December 31, 2003.

     DHC had NOLs estimated to be approximately $652 million for Federal income tax purposes as of the end of 2003. The NOLs will expire in various amounts beginning on December 31, 2004 through December 31, 2023, if not used. In connection with the purchase of Covanta, the Company reassessed its valuation allowances on deferred tax benefits associated with its NOLs. Included in the consolidated financial statements is a deferred tax asset of $150.4 million associated with the reduction in valuation allowances to reflect the estimated future NOL utilization from the inclusion of Covanta (exclusive of CPIH) in DHC’s consolidated Federal income tax group. The Internal Revenue Service (“IRS”) has not audited any of DHC’s tax returns. There can be no assurance that DHC would prevail if the IRS were to challenge the use of the NOLs.

     If DHC were to undergo, an “ownership change” as such term is used in Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. DHC will be treated as having had an “ownership change” if there is a more than 50% increase in stock ownership during a 3-year “testing period” by “5% stockholders”. DHC’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve DHC’s NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and DHC expects that they will remain in-force as long as DHC has NOLs. DHC cannot be certain, however, that these restrictions will prevent an ownership change.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

Note 13. Stockholders’ Equity

     In connection with a pro rata rights offering to all stockholders on May 18, 2004, the Company issued 27,438,118 additional shares of common stock for approximately $42.0 million of net proceeds. In addition, the Company issued the maximum 8,750,000 shares to Laminar pursuant to the conversion of approximately $13.4 million in principal amount of notes, as more fully described in Note 2. As of June 30, 2004, there were 72,785,557 shares of Common Stock issued of which 72,774,761 were outstanding; the remaining 10,796 shares of Common Stock issued but not outstanding are held as treasury stock.

Note 14. Business Segments

     DHC has three reportable business segments — energy, insurance and marine. Energy develops, constructs, owns and operates for others key infrastructure for the conversion of waste-to-energy, independent power production in the United States and abroad. The Insurance Services segment writes property and casualty insurance in the western United States, primarily in California. The Marine segment includes the barging, construction and terminals segments of the Marine Services businesses which are accounted for using the equity method beginning in 2003.

     The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies, unless otherwise noted.

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Energy
Domestic	$146,146	$—	$175,944	$—
International	33,853	—	43,031	—

Subtotal Energy	179,999	—	218,975	—
Insurance	5,056	11,837	11,955	22,913
Corporate	185	249	271	913

Total Revenues	$185,240	$12,086	$231,201	$23,826

Income (Loss) from Operations:
Energy
Domestic	$27,482	$—	$29,264	$—
International	4,954	—	7,646	—

Subtotal Energy	32,436	—	36,910	—
Insurance	44	(3,901)	148	(5,684)
Corporate	(1,538)	(677)	(2,231)	(1,544)

Income (Loss) from Operations	30,942	(4,578)	34,827	(7,228)
Other
Interest Expense — Net	(14,947)	—	(21,831)	—
Equity in Net Income (Loss) of Unconsolidated Investments	5,351	77	5,587	(55,097)

Income (Loss) before Minority Interests and Provision for Income Taxes	$21,346	$(4,501)	$18,583	$(62,325)

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

     As previously described in Note 5, the investment in ACL was written off during the quarter ended June 30, 2003.

Note 15. Employee Benefit Plans

     Energy

     Net periodic defined benefit pension and post-retirement expense were as follows (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	For the Period	For the	For the Period	For the
	March 11, 2004	Three Months	March 11, 2004	Three Months
	Through	Ended	Through	Ended
	June 30, 2004	June 30, 2004	June 30, 2004	June 30, 2004
Service Cost	$2,561	$2,077	$—	$—
Interest Cost	1,061	861	208	169
Expected Return on Plan Assets	(725)	(588)	—	—
Amortization of:
Prior Service Cost	—	—	—	—
Net (Gain)/Loss	—	—	—	—

Net periodic benefit cost	$2,897	$2,350	$208	$169

     Covanta has recorded a pension plan liability equal to the amount that the present value of projected benefit obligations (using a discount rate of 5.75%) exceeded the fair value of pension plan assets at March 10, 2004 in accordance with the provisions of Statement of Financial Accounting Standards No. 141 “Business Combinations”. Covanta made contributions of $6.1 million to the plan in the six months ended June 30, 2004.

     In accordance with SFAS No. 141, on March 10, 2004 Covanta recorded a liability for the total projected benefit obligation in excess of plan assets for the pension plans and a liability for the total accumulated postretirement benefit obligation in excess of the fair value of plan assets for other benefit plans.

   Insurance Services

     Net periodic defined benefit pension expense were as follows (in thousands):

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service Cost	$—	$—	$—	$—
Interest Expense	24	26	46	52
Expected Return on Plan Assets	(19)	(25)	(37)	(49)
Amortization of Prior Service Cost	1	1	2	2
Amortization of Net (Gain)/Loss	25	13	47	26

Net Period Benefit Cost	$31	$15	$58	$31

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

     Insurance Services expects to contribute $0.37 million to its pension plan in 2004. $0.15 million of contributions have been made for the six months ended June 30, 2004.

Note 16. Interest Expense

     Interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2004 was comprised of the following (in thousands):

	Quarter	Six Months
Parent Company Debt	$4,946	$9,219
Energy Debt (From Date of Acquisition)	10,684	13,507

	$15,630	$22,726

     Interest on Parent Company Debt is comprised of the amortization of deferred financing costs of $3.97 million and $7.05 million for the second quarter and six months of 2004, respectively and interest on the Covanta bridge financing of $0.97 million and $2.17 million for the second quarter and six months of 2004, respectively.

Note 17. Commitments and Contingent Liabilities

     Covanta and other subsidiaries of DHC are party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. Other than with respect to insurance claims incurred by NAICC in the ordinary course of its business, reserves for which are recorded in accordance with customary insurance company practices. Covanta and other subsidiaries of DHC assess the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, record as a loss an estimate of the ultimate outcome. If Covanta or another subsidiary of DHC can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.

     Covanta and certain of its subsidiaries have issued or are party to surety bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy facilities. The surety bonds relate to performance under its waste water treatment operating contracts ($8.5 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million), and to energy businesses that have been sold and for which related surety bonds ($1.2 million) are expected to be cancelled in 2004.

     CPIH is obligated to pay to certain unsecured creditors under the Covanta Reorganization Plan an amount equal to 5% of the first $80 million in asset sales proceeds, if it were to effect asset sales. While CPIH is exploring the possibility of selling assets, to date it has not sold any assets which would require such payments to be made. No liability has been recorded in connection with its commitment. In addition, CPIH has entered into agreements with several members of its management pursuant to which such individuals would be entitled to bonus payments based on the amount of principal on corporate debt CPIH is able to pay from asset sale proceeds, operational cash flow, or other sources. These bonuses are earned and accrued as the CPIH debt is paid down.

     Generally claims and lawsuits against the debtors emerging from bankruptcy arising from events occurring prior to their respective petition dates have been resolved pursuant to the Covanta Reorganization Plan, and have been discharged pursuant to the March 5, 2004 order of the Bankruptcy Court which confirmed the Covanta Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, such claims may not be discharged. For example, the claims of certain persons who were personally injured prior to the petition date but whose injury only became manifest thereafter may not be discharged pursuant to the Covanta Reorganization Plan.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

     In 1985, Covanta sold its interests in several manufacturing subsidiaries, some of which allegedly used asbestos in their manufacturing processes, and one of which was Avondale Shipyards, now a subsidiary of Northrop Grumman Corporation. Some of these former subsidiaries have been and continue to be parties to asbestos-related litigation. In 2001, Covanta was named a party, with 45 other defendants, to one such case. Before the first petition date, Covanta had filed for its dismissal from the case. Also, eleven proofs of claim seeking unliquidated amounts have been filed against Covanta in the Chapter 11 Cases based on what appears to be purported asbestos-related injuries that may relate to the operations of former Covanta subsidiaries. Covanta believes that these claims lack merit and filed objections to them. On July 29, 2004, pursuant to a stipulation filed with the Bankruptcy Court, the holders of such filed claims agreed to withdraw their claims. It is possible that such holders may seek in the future to re-file their claims in Bankruptcy Court, and in such circumstance Covanta plans to object vigorously to such claims if necessary to resolve them.

   Environmental Matters

     Covanta’s operations are subject to environmental regulatory laws and environmental remediation laws. Although Covanta’s operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, Covanta believes that it is in substantial compliance with existing environmental laws and regulations.

     Covanta may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, Covanta may be exposed to joint and several liabilities for remedial action or damages. Covanta’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally such claims arising prior to the first petition date were resolved in and discharged by the Chapter 11 Cases.

     On September 15, 2003, the Environmental Protection Agency (the “EPA”) issued a “General Notice Letter” identifying Covanta as among 41 potentially responsible parties (“PRPs”) with respect to the Diamond Alkali Superfund Site/“Lower Passaic River Project.” The EPA alleges that the PRPs are liable for releases or potential releases of hazardous substances to a 17 mile segment of the Passaic River, located in northern New Jersey, and requests the PRPs’ participation as “cooperating parties” with respect to the funding of a five to seven year study to determine an environmental remedial and restoration program. Covanta has informed the EPA that it was a Debtor, the EPA did not file a proof of claim, and Covanta believes that its liability, if any, was discharged under the Covanta Reorganization Plan. On March 5, 2004, one PRP did file a motion in the Bankruptcy Court for leave to file a late proof of claim, but subsequently withdrew that motion. No other proofs of claim have been filed relating to this matter. The allegations as to Covanta relate to discontinued, non-energy operations.

     The potential costs related to the following matters and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of the Company’s responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, the Company believes that the following proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

1.	In June, 2001, the EPA named Covanta’s wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 PRPs at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire, a former waste oil recycling facility. The total quantity of waste oil alleged by EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Covanta Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire Department of Environmental Services (“DES”) total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in discussions with other PRPs concerning EPA’s selected remedy for the site, in anticipation of eventual settlement negotiations with EPA and DES. Covanta Haverhill, Inc.’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. The Company believes that based on the amount of waste oil materials Covanta Haverhill, Inc. is alleged to have sent to the site, its liability will not be material.

2.	In May , 2000 the California Regional Water Quality Control Board, Central Valley Region, issued a cleanup and abatement order to Pacific-Ultrapower Chinese Station (“Chinese Station”), a general partnership in which one of Covanta’s subsidiaries owns 50% and which owns and operates an independent power project in Jamestown, California which uses waste wood as a fuel. The order is in connection with use as structural fill by the partnership’s neighboring property owner of certain ash generated by Chinese Station’s plant. Chinese Station completed the required removal action in 2001 and groundwater sampling was completed in 2003. In June, 2004, this matter was resolved by entry of a stipulation and order in the Superior Court of California, County of Tuolumne. The civil penalty paid by Chinese Station was not material to the partnership or the Covanta Subsidiary in the partnership.

  Other Matters

     During the course of the Chapter 11 Cases, the Debtors and certain contract counterparties reached agreement with respect to material restructuring of their mutual obligations in connection with several waste-to-energy projects. The Debtors were also involved in material disputes and/or litigation with respect to the Warren County, New Jersey and Lake County, Florida waste-to-energy projects and the Tampa Bay water project, which matters remain unresolved. As a result, Covanta’s subsidiaries involved in these projects remain in Chapter 11 and are not consolidated in the Company’s consolidated financial statements. The Company expects that the outcome of the issues described below will not adversely affect the Company.

•	The Covanta subsidiary (“Covanta Warren”) which operates the waste-to-energy facility in Warren County, New Jersey (the “Warren Facility”) and the Pollution Control Financing Authority of Warren County (“Warren Authority”) have been engaged in negotiations for an extended time concerning a potential restructuring of the parties’ rights and obligations under various agreements related to Covanta Warren’s operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey’s waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing service agreement. Principal on the Warren Facility project debt is due annually in December of each year, while interest is due semi-annually in June and December of each year. The State of New Jersey provided sufficient funds to the project bond trustee to pay interest to bondholders during June, 2004.

Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren’s operation of the Warren Facility.

Also as part of Covanta’s emergence from bankruptcy, Covanta and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse Covanta for

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit Covanta to advance up to $1.0 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of June 30, 2004, Covanta Warren owed $0.4 million to Covanta under this debtor-in-possession loan facility.

In the event the parties are unable to timely reach agreement upon and consummate a restructuring of the contractual arrangements governing Covanta Warren’s operation of the Warren Facility, the Debtors may, among other things, elect to litigate with counterparties to certain agreements with Covanta Warren, assume or reject one or more executory contracts related to the Warren Facility, attempt to file a plan of reorganization on a non-consensual basis, or liquidate Covanta Warren. In such an event, creditors of Covanta Warren may receive little or no recovery on account of their claims.

•	In late 2000, Lake County, Florida commenced a lawsuit in Florida state court against Covanta Lake, Inc. (now merged with Covanta Lake II, Inc., (“Covanta Lake”) which also refers to its merged successor, as defined below) relating to the waste-to-energy facility operated by Covanta in Lake County, Florida (the “Lake Facility”). In the lawsuit, Lake County sought to have its service agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $70 million from Covanta Lake and Covanta.

On June, 20, 2003, Covanta Lake filed a motion with the Bankruptcy Court seeking entry of an order (i) authorizing Covanta Lake to assume, effective upon confirmation of a plan of reorganization for Covanta Lake, its service agreement with Lake County, (ii) finding no cure amounts due under the service agreement, and (iii) seeking a declaration that the service agreement is valid, enforceable and constitutional, and remains in full force and effect.

Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. Shortly before trial commenced in these matters, Covanta and Lake County reached a tentative settlement calling for a new agreement specifying the parties’ obligations and restructuring of the project. That tentative settlement and the proposed restructuring will involve, among other things, termination of the existing service agreement and the execution of a new waste disposal agreement which shall provide for a put-or-pay obligation on Lake County’s part to deliver 163,000 tons per year of acceptable waste to the Lake Facility and a different fee structure; a replacement guarantee from Covanta in a reduced amount; the payment by Lake County of all amounts due as “pass through” costs with respect to Covanta Lake’s payment of property taxes; the payment by Lake County of a specified amount in each of 2004, 2005 and 2006 in reimbursement of certain capital costs; the settlement of all pending litigation; and a refinancing of the existing bonds.

The Lake settlement is contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to Covanta’s pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing service agreement that would be terminated under the proposed settlement. On November 3-5, 2003, the Bankruptcy Court conducted a trial on Mr. Gregg’s proofs of claim. At issue in the trial was whether Mr. Gregg is entitled to damages as a result of Covanta Lake’s proposed termination of the existing service agreement and entry into a waste disposal agreement with Lake County. As of August 1, 2004, the Bankruptcy Court had not ruled on Covanta’s claims objections. Based on the foregoing, Covanta determined not to propose a plan of reorganization or plan of liquidation for Covanta Lake, and instead that Covanta Lake should remain a debtor-in-possession after the effective date of the Covanta Reorganization Plan.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

To emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Lake Facility, Covanta has rejected its guarantees of Covanta’s obligations relating to the operation and maintenance of the Lake Facility. Covanta anticipates that if a restructuring is consummated, Covanta may at that time issue new parent guarantees in connection with that restructuring and emergence from bankruptcy. Also as part of Covanta’s emergence from bankruptcy, Covanta and Covanta Lake entered into several agreements approved by the Bankruptcy Court that permit Covanta Lake to reimburse Covanta for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit Covanta to advance up to $1.0 million in super-priority debtor-in-possession loans to Covanta Lake in order to meet any liquidity needs. As of June 30, 2004, Covanta Lake had borrowed $0.3 million from Covanta under this debtor-in possession loan facility.

Depending upon the ultimate resolution of these matters with Mr. Gregg and the County, Covanta Lake may determine to assume or reject one or more executory contracts related to the Lake Facility, terminate the service agreement with Lake County for its breaches and default and pursue litigation against Lake County and/or Mr. Gregg. Based on this determination, Covanta may reorganize or liquidate Covanta Lake. Depending on how Covanta Lake determines to proceed, creditors of Covanta Lake may receive little or no recovery on account of their claims.

•	During 2003 Covanta Tampa Construction, Inc. (“CTC”) completed construction of a 25 million gallon per day desalination-to-drinking water facility under a contract with Tampa Bay Water (“TBW”) near Tampa, Florida. Covanta Energy Group, Inc., guaranteed CTC’s performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC.

As construction of the Tampa Water Facility neared completion, the parties had material disputes between them, primarily relating to (i) whether CTC has satisfied acceptance criteria for the Tampa Water Facility; (ii) whether TBW has obtained certain permits necessary for CTC to complete start-up and testing, and for Covanta Tampa Bay (“CTB”) to subsequently operate the Tampa Water Facility; (iii) whether influent water provided by TBW for the Tampa Water Facility was of sufficient quality to permit CTC to complete start-up and testing, or to permit CTB to operate the Tampa Water Facility as contemplated and (iv) if and to the extent that the Tampa Water Facility cannot be optimally operated, whether such shortcomings constitute defaults under CTC’s agreements with TBW.

In October 2003, TBW issued a default notice to CTC, indicated that it intended to commence arbitration proceedings against CTC, and further indicated that it intended to terminate CTC’s construction agreement. As a result, on October 29, 2003, CTC filed a voluntary petition for relief under Chapter 11 in order to, among other things, prevent attempts by TBW to terminate the construction agreement between CTC and TBW. On November 14, 2003, TBW commenced an adversary proceeding against CTC and filed a motion seeking a temporary restraining order and preliminary injunction directing that possession of the Tampa Water Facility be turned over to TBW. On November 25, 2003, the Bankruptcy Court denied the motion for a temporary restraining order and preliminary injunction and ordered, among other things, that the parties attempt to resolve their disputes in a non-binding mediation.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

In February 2004 Covanta and TBW reached a tentative compromise of their disputes which has been approved by the Bankruptcy Court, subject to definitive documentation, and confirmation of an acceptable plan of reorganization for CTC and CTB, which were not included in the Covanta Reorganization Plan. Under that compromise, all contractual relationships between Covanta and TBW were terminated, CTC agreed to operate the facility in “hot stand-by” for a limited period of time, and the responsibility for optimization and operation of the Tampa Water Facility will be transitioned to a new, non-affiliated operator. In addition, TBW will pay $4.95 million to or for the benefit of CTC, of which up to $550,000 is earmarked for the payment of claims under the subcontracts previously assigned by Covanta to TBW. As a result of the foregoing, Covanta determined not to include CTC and CTB in the Covanta Reorganization Plan. Instead Covanta determined that CTC and CTB should remain debtor-in-possession after the effective date of the Covanta Reorganization Plan, and that separate plans of reorganization subsequently would be proposed for CTC and CTB. Also as part of Covanta’s emergence from bankruptcy, Covanta, CTC and CTB enter into several agreements approved by the Bankruptcy Court that permitted CTC and CTB to reimburse the employees and employee-related expenses, provided for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permitted Covanta to advance up to $1.0 million in super-priority debtor-in-possession loans to CTC and CTB in order to meet any liquidity needs.

     On July 14, 2004, the Bankruptcy Court confirmed a plan of reorganization for CTC and CTB, which incorporated the terms of the settlement between Covanta and TBW. That plan became effective on August 6, 2004. After payment of certain creditor claims under the CTC and CTB plan, Covanta realized approximately $4 million of the proceeds from the settlement with TBW.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

     Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Danielson Holding Corporation (“DHC”) and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. DHC cautions investors that any forward-looking statements made by DHC are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to DHC, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of DHC’s Annual Report on Form 10-K for the year ended December 31, 2003 and in other securities filings by DHC.

     Although DHC believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. DHC’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and DHC does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Additional Information

     The following discussion addresses the financial condition of DHC as of June 30, 2004, and its results of operations for the three and six months ended June 30, 2004, compared with the same periods last year. It should be read in conjunction with DHC’s Unaudited Consolidated Financial Statements and Notes thereto for the periods ended June 30, 2004 and 2003 also contained in this report. It should also be read in conjunction with DHC’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2003 and Management’s Discussion and Analysis included in DHC’s 2003 Annual Report on Form 10-K and in the quarterly report on Form 10-Q for the period ended March 31, 2004, to which the reader is directed for additional information.

     The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of DHC’s business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. As described in Note 2 of the Notes to the Consolidated Financial Statements, the Company’s purchase accounting of its acquisition of Covanta reflects a preliminary allocation of value to the assets acquired and liabilities assumed and is subject to refinement.

     As used in this Item 2, the term “Covanta” refers to Covanta Energy Corporation, “Domestic Covanta” refers to Covanta and its subsidiaries engaged in the waste-to-energy, water and independent power businesses in the United States; and “CPIH” refers to Covanta’s subsidiary, Covanta Power International Holdings, Inc. and its subsidiaries engaged in the independent power business outside the United States.

     On March 10, 2004, Covanta and most of its subsidiaries engaged in waste-to-energy, water and independent power in the United States consummated a reorganization (“Covanta Reorganization Plan”) and emerged from proceedings under Chapter 11 of the Bankruptcy Code (“Chapter 11”). As a result of the consummation of the Covanta Reorganization Plan, Covanta is a wholly owned subsidiary of DHC. The subsidiaries of Covanta that own and operate the Warren County, New Jersey, and Lake County, Florida, waste to energy facilities and which were engaged in the Tampa Bay desalination facility (together the “Remaining Debtors”) remained in Chapter 11 proceeding. Consequently, Covanta no longer includes these entities as consolidated subsidiaries in its financial statements. Covanta’s investment in these entities is recorded on its financial statements using the equity method as of March 10, 2004. The results of operations and financial condition of Domestic Covanta and CPIH are consolidated for financial reporting purposes from the date of acquisition.

Overview and Significant Events

     DHC is organized as a holding company with substantially all of its operations conducted in the insurance services industry prior to the acquisition of Covanta’s energy business. DHC also has subsidiaries engaged in the Marine Services industry which, beginning in 2003, were accounted for under the equity method.

     However, as a result of the consummation of the Covanta acquisition on March 10, 2004, the future performance of DHC will predominantly reflect the performance of Covanta’s operations which are significantly larger than DHC’s insurance operations. As a result, the nature of DHC’s business, the risks attendant to such business and the trends that it will face will be significantly altered by the acquisition of Covanta. Accordingly, DHC’s prior financial performance will not be comparable with its future performance.

     In addition to the risks attendant to the operation of the Covanta energy business in the future and the integration of Covanta and its employees into DHC, the ability of DHC to utilize its net operating loss carryforwards (“NOLs”) to offset income generated by the Covanta operations will have a material affect on DHC’s financial condition and results of operations.

     DHC, on a parent-only basis, has continuing expenditures for administrative expenses and derives revenues primarily from investment returns on portfolio securities. Therefore, the analysis of DHC’s results of operations and financial condition is generally done on a business segment basis. DHC’s long-term strategic and business objective is to acquire businesses that will allow DHC to earn an attractive return on its investments.

     In May 2002, DHC acquired a 100% ownership interest in ACL thereby entering into the marine transportation, construction and related service provider businesses. On January 31, 2003, ACL and certain of its subsidiaries and its immediate direct parent entity, ACL Holdings, filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

     As a result of the bankruptcy filing, while DHC continues to exercise influence over the operating and financial policies of American Commercial Lines (“ACL”), it no longer maintains control of ACL. Accordingly, beginning with the year ended December 31, 2002, DHC has accounted for its investments in ACL, Global Material Services, LLC (“GMS”) and Vessel Leasing LLC (“Vessel Leasing”) using the equity method of accounting. Under the equity method of accounting, DHC reports its share of the equity investees’ income or loss based on its ownership interest.

     Since DHC wrote off its investment in ACL in 2003 and neither DHC nor the other Marine Services subsidiaries (GMS and Vessel Leasing) are guarantors of ACL’s debt nor are they contractually liable for any of ACL’s liabilities, the commentary included in this Item 2 with respect to the financial condition and results of operations of Marine Services is limited. An expanded discussion and analysis would not reflect DHC’s current or future operations and, accordingly, would not be meaningful.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and analysis of results of operations and financial condition has been prepared on a business segment basis. DHC’s business segments are energy, insurance operations, marine services and DHC’s corporate parent activities. Given the significance of the Covanta acquisition on March 10, 2004 to DHC’s future results of operations and financial condition, the energy business segment discussion includes combined information for the six months ended June 30, 2004 as compared to Predecessor information for the six months ended June 30, 2003 in order to provide a more informative comparison of results. Predecessor information refers to financial information of Covanta pertaining to periods prior to DHC’s acquisition of Covanta on March 10, 2004.

Executive Summary

  Covanta’s Business Segments

     Covanta has two business segments: (a) Domestic, the businesses of which are owned and/or operated through Domestic Covanta; and (b) International, the businesses of which are owned and/or operated through CPIH. As described below under “Capital Resources and Commitments” and “Liquidity”, Domestic Covanta and CPIH have separate corporate debt.

     In its Domestic segment, Covanta designs, constructs, and operates key infrastructure for municipalities and others in waste- to-energy, independent power production and water. Domestic Covanta’s principal business, from which Covanta earns most of its revenue, is the operation of waste-to-energy facilities. Waste-to-energy facilities combust municipal solid waste as a means of environmentally sound disposal, and produce energy that is sold as electricity or steam to utilities and other purchasers. Domestic Covanta generally operates waste-to-energy facilities under long term contracts with municipal clients. Some of these facilities are owned by Domestic Covanta, while others are owned by the municipal client or other third parties. For those facilities owned by it, Domestic Covanta retains the ability to operate such projects after current contracts expire. For those facilities not owned by the Domestic Covanta, municipal clients generally have the contractual right, but not the obligation, to extend the contract and continue to retain Domestic Covanta’s service after the initial expiration date. For all waste-to-energy projects, Domestic Covanta receives revenue from two primary sources: fees it charges for processing waste received; and payments for electricity and steam.

     In addition to its waste-to-energy projects, Domestic Covanta operates, and in some cases has ownership interests in, other renewable energy projects which generate electricity from wood waste, landfill gas, and hydroelectric resources. The electricity from these projects is sold to utilities. For these projects, Domestic Covanta receives revenue from electricity sales, and in some projects cash from equity distributions.

     Domestic Covanta also operates a limited number of water projects. These projects treat waste water prior to its discharge, under contracts with municipalities and private entities, and at one project produces potable water which is distributed by a municipal entity. For these projects, Domestic Covanta receives revenue from service fees it charges municipal entities or other customers. Subsequent to its emergence from bankruptcy, Domestic Covanta ceased, or currently expects to cease, operations at five small municipal waste water treatment facilities in New York State as a result of negotiated transfers of operations and the exercise by municipal customers of contractual rights to terminate for convenience. The termination of these operations is not expected to have a material effect on Covanta. Covanta does not expect to grow its water business, and may consider further divestitures.

     In its International segment, CPIH has ownership interests in, and/or operates, independent power production facilities in The Philippines, China, Bangladesh, India, Spain, and Costa Rica, and one waste-to-energy facility in Italy. These independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. For these projects, CPIH receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

     In 2003, Covanta also had an “Other” segment which consisted of Covanta’s remaining operations in the aviation and entertainment businesses which have been disposed of or which are being liquidated in bankruptcy.

  Optimizing Cash

     Management’s primary objective is to provide reliable service to its clients while generating sufficient cash to meet its liquidity needs. Maintaining historic facility production and optimizing cash receipts is necessary to assure that Covanta has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments. Covanta does not expect to receive any cash contributions from DHC, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to DHC.

     Covanta believes that when combined with its other sources of liquidity, Domestic Covanta’s operations should generate sufficient cash to meet operational needs, capital expenditures and debt service due prior to maturity on its corporate debt. Therefore in order to optimize cash flows, management believes it must seek to continue to operate and maintain Domestic Covanta’s facilities consistent with historical performance levels, and to avoid increases in overhead and operating expenses in view of the largely fixed nature of Domestic Covanta’s revenues. Management will also seek to maintain or enhance Domestic Covanta’s cash flow from renewals or replacement of existing contracts (which begin to expire in October, 2007), and from new contracts to expand existing facilities or operate additional facilities. Domestic Covanta’s ability to grow cash flows by investing in new projects is limited by debt covenants in its principal financing agreements, and by the scarcity of opportunities for new waste-to-energy facilities.

     Covanta believes that CPIH’s operations should also generate sufficient cash to meet its operational needs, capital expenditures and debt service prior to maturity on its corporate debt. However, due to risks inherent in foreign operations, CPIH’s receipt of cash distributions is less regular and predictable than that of Domestic Covanta. Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. It will also seek to refinance its corporate indebtedness, or sell existing projects in an amount sufficient to repay such indebtedness, at or prior to its maturity in three years. In those jurisdictions where its subsidiaries’ energy purchasers, fuel suppliers or contractors may experience difficulty in meeting payment or performance obligations on a timely basis, CPIH must seek arrangements which permit the subsidiary to meet all of its obligations. CPIH’s ability to grow by investing in new projects is limited by debt covenants in its principal financing agreements.

     Creditors under Domestic Covanta’s debt and credit facilities do not have recourse to CPIH, and creditors under CPIH’s debt and credit facilities do not have recourse to Domestic Covanta. Cash generated by Domestic Covanta businesses is managed and held separately from cash generated by CPIH businesses. Therefore, the assets and cash flow of each of Domestic Covanta and CPIH are not available to the other, either to repay the debt or to satisfy other obligations.

     Domestic Covanta’s ability to optimize its cash flow should be enhanced under a tax sharing agreement with DHC. This agreement provides that DHC will file a federal tax return for its consolidated group of companies, including the subsidiaries which comprise Domestic Covanta, and that certain of DHC’s NOLs will be available to offset the federal tax liability of Domestic Covanta. Consequently, Domestic Covanta’s federal income tax obligations will be substantially reduced. Covanta is not obligated to make any payments to DHC with respect to the use of these NOLs. The NOLs will expire in varying amounts from December 31, 2004 through December 31, 2022, if not used. The Internal Revenue Service (“IRS”) has not audited DHC’s tax returns. If the NOLs were not available to offset the federal income tax liability of Domestic Covanta, Domestic Covanta would not have sufficient cash flow available to pay debt service on the Domestic Covanta corporate credit facilities. Because CPIH is not included as a member of DHC’s consolidated taxpayer group, the tax sharing agreement does not benefit it.

   Refinancing Corporate Debt

     Management believes that demonstrating Domestic Covanta’s ability to maintain consistent and substantial cash available for corporate debt service and letter of credit fees will enable it to refinance its corporate debt, as well as attract alternative sources of credit. Refinancing Domestic Covanta’s credit facilities may enable it to reduce the costs of its indebtedness and letters of credit, remove or relax restrictive debt covenants and provide Domestic Covanta with the additional flexibility to exploit appropriate growth opportunities in the future. Covanta also believes that operating cash flows will not be sufficient to repay the High Yield Notes at maturity in 2011. Accordingly, Covanta will have to derive such funds from refinancing, asset sales, or other sources. Domestic Covanta may refinance, without prepayment premium, the High Yield Notes prior to March 10, 2006. In addition, Domestic Covanta has two letters of credit facilities under which it obtained letters of credit required under agreements with customers and others. These facilities are of shorter duration than the related obligation of Domestic Covanta to provide letters of credit. Domestic Covanta will have to renew or replace these facilities in order to meet such obligations.

     CPIH’s corporate debt matures in 2007. CPIH believes that its operating cash flows will not be sufficient to repay this debt at maturity. Accordingly, CPIH will have to derive such funds from refinancing, asset sales, or other sources.

   Earnings

     Covanta’s emergence from bankruptcy did not affect the operating performance of its facilities or their ability to generate cash. However, as a result of the application of fresh start and purchase accounting adjustments required upon Covanta’s emergence from bankruptcy and acquisition by DHC, the carrying values of Covanta’s assets were adjusted to reflect their current estimated fair value based on discounted anticipated cash flows and estimates of management in consultation with valuation experts. In addition, Covanta’s consolidated financial statements have been further adjusted to deconsolidate the Remaining Debtors from the consolidated group. These adjustments will result in future changes in non-cash items such as depreciation and amortization which will not be consistent with the amounts of such items for prior periods. Such future changes for post-emergence periods may affect earnings as compared to pre-emergence periods.

     Although management has endeavored to use its best efforts to make appropriate estimates of value, the estimation process is subject to inherent limitations and is based upon the preliminary work of Covanta and its valuation consultants. Moreover, under applicable accounting principles to the extent that relevant information remains to be developed and fully evaluated, such preliminary estimates may be adjusted during the year following emergence from Chapter 11 and acquisition by DHC. The adjusted values assigned to depreciable and amortizable assets may affect Covanta’s GAAP earnings.

     Domestic Covanta owns certain waste-to-energy facilities for which the debt service (principal and interest) on project debt is expressly included as a component of the service fee paid by the municipal client. As of June 30, 2004 the principal amount of long-term project debt outstanding with respect to these projects was approximately $615 million. In accordance with GAAP, regardless of the actual amounts paid by the municipal client with respect to this component, Covanta records revenues with respect thereto based on levelized principal payments during the contract term, which are then discounted to reflect when the principal payments are actually paid by the municipal client. Accordingly the amount of revenues recorded does not equal the actual payment of this component by the municipal client in any given contract year and the difference between the two methods gives rise to the unbilled service revenues recorded on Covanta’s balance sheet. The interest expense component of the debt service payment is recorded based upon the actual amount of this component paid by the municipal client.

     Covanta also owns two waste to energy projects for which debt service is not expressively included in the fee it is paid. Rather, Covanta receives a fee for each ton of waste processed at these projects. As of June 30, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $176 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

   Operating Performance

     Domestic Covanta has historically performed its operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, in its contracts Domestic Covanta generally has limited its exposure for risks not within its control. For additional information about such risks, see Covanta’s 2003 Annual Report on Form 10-K, as well as the discussion below under “Capital Resources and Commitments” regarding damages that Domestic Covanta may owe for its unexcused operating performance failures. In monitoring and assessing the ongoing operating and financial performance of Domestic Covanta’s businesses, management focuses on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.

     A material portion of Domestic Covanta’s service revenues and energy revenues is relatively predictable because it is derived from long term contracts where Domestic Covanta receives a fixed operating fee which escalates over time and a portion (typically 10%) of energy revenues. Domestic Covanta receives these revenues for performing to base contractual standards, including standards for waste processing and energy generation efficiency. These standards vary among contracts, and at three of its projects Domestic Covanta receives service revenue based entirely on the amount of waste processed instead of a fixed operating fee, and retains 100% of energy revenues generated. In addition, Domestic Covanta benefited during 2004 from favorable pricing in energy and scrap metal markets. Domestic Covanta may receive material additional service and energy revenue if its projects operate at levels exceeding these contractual standards. Its ability to meet or exceed such standards at its projects, and its general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or scrap metals, for projects where Domestic Covanta sells into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a waste-to-energy facility;

•	Its ability to avoid unexpected increases in operating costs while ensuring that adequate funds are dedicated to facility maintenance so that high levels of long-term operating performance can be sustained;

•	The ability of its various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at Domestic Covanta’s facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.

     Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. In monitoring and assessing the ongoing performance of CPIH’s businesses, management focuses primarily on electricity sold, and boiler availability at its projects. Several of CPIH’s facilities, unlike Domestic Covanta’s, generate electricity for sale only during periods when requested by the contract counterparty to the power purchase agreement. At such facilities, CPIH receives, whether or not electricity is actually delivered, payments to compensate it for providing this capacity if and when required. CPIH’s financial performance is also impacted by:

•	Changes in project efficiency due to equipment performance or auxiliary load;

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through tariff adjustments, or delays in the effectiveness of tariff adjustments;

•	The amounts of electricity actually requested by purchasers of electricity, and whether when such requests are made, CPIH’s facilities are then available to deliver such electricity;

•	Its ability to avoid unexpected increases in operating costs while ensuring that adequate funds are dedicated to facility maintenance so that high levels of long-term operating performance can be sustained;

•	The financial condition and creditworthiness of purchasers of power and services provided by CPIH; .

•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which CPIH is paid in whole or in part in the domestic currency of the host country;

•	Restrictions in repatriating dividends from the host country; and

•	Political risks associated with international projects.

Operating Results

     The discussion below provides comparative information regarding Covanta’s historical consolidated results of operations. The information provided below with respect to revenue, expense and certain other items for periods during 2004 was affected materially by several factors which did not affect such items for comparable periods during 2003. These factors principally include:

•	The application of fresh start and purchase accounting adjustments following Covanta’s emergence from bankruptcy, which are described above in Note 2;

•	The exclusion of revenue and expense after March 10, 2004 relating to the operations of the Remaining Debtors, which were no longer included as consolidated subsidiaries after such date;

•	The exclusion of revenue and expense after May, 2004 relating to the operations of the MCI facility, which commenced a reorganization proceeding under Philippine law on such date, and was no longer included as a consolidated subsidiary after such date;

•	The reduction of revenue and expense during 2004 from one hydroelectric facility because of the scheduled expiration of an operating agreement relating to such facility; and

•	The reduction of revenue and expense as a result of project restructurings effected during 2003 and the first quarter of 2004 as part of Covanta’s overall restructuring and emergence from bankruptcy.

     The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

   Results of Operations — Covanta

     The following table summarizes the historical results of operations of Covanta for the six months ended June 30, 2004, and the six months ended June 30, 2003 (in thousands of dollars):

	For the period	For the period	Combined results
	January 1, 2004	March 11, 2004	for the Six Months	Six Months
	Through	Through	Ended	Ended
	March 10, 2004	June 30, 2004	June 30, 2004	June 30, 2003
Service revenues	$89,858	$149,389	$239,247	$254,230
Electricity and steam sales	53,307	69,260	122,567	144,093
Construction revenues	58	288	346	9,677
Other revenues — Net	9	38	47	7

Total revenues	143,232	218,975	362,207	408,007

Plant operating expenses	100,774	136,297	237,071	254,892
Construction costs	73	225	298	9,094
Depreciation and amortization	13,426	20,399	33,825	37,792
Net interest on project debt	13,407	12,976	26,383	40,358
Other operating costs	(209)	628	419	(577)
Net gain on sale of business	(175)	—	(175)	(417)
Selling, general, and administrative expenses	7,597	13,172	20,769	19,686
Other expenses-net	(1,923)	(240)	(2,163)	(527)

Total costs and expenses	132,970	183,457	316,427	360,301

Operating income	10,262	35,518	45,780	47,706
Equity in income of unconsolidated investments	4,943	5,405	10,348	11,931
Interest expense, net	(5,207)	(12,612)	(17,819)	(18,956)
Reorganization items-expense	(58,282)	—	(58,282)	(22,618)
Gain on cancellation of pre-petition debt	510,680	—	510,680	—
Fresh start adjustments	(214,927)	—	(214,927)	—

Income from continuing operations	$247,469	$28,311	$275,780	$18,063
Income tax expense	(215,395)	(12,036)	(227,431)	(9,405)
Minority interests	(2,511)	(2,290)	(4,801)	(4,852)
Gain from discontinued operations	—	—	—	6,692
Cumulative effect of change in accounting principles	—	—	—	(8,538)

Net Income	$29,563	$13,985	$43,548	$1,960

     The following general discussion should be read in conjunction with the above table, the condensed consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income of Covanta is provided in the Domestic Segment and International Segment discussions below.

     Consolidated revenues for the first six months of 2004 decreased $45.8 million compared to the first six months of 2003, which resulted from a reduction in energy sales in both the domestic and the international businesses. Additional reductions in revenues are attributable to decreases in service fee and construction revenues in the domestic segment. See separate segment discussion below for details relating to these variances.

     Consolidated expenses before operating income for the first six months of 2004 decreased $43.9 million compared to the first six months of 2003, primarily due to lower plant operating costs and construction costs. Plant operating expenses and construction costs deceased $17.8 million and $8.8 million respectively for the first six months of 2004 compared to the first six months of 2003. See separate segment discussion below for details relating to these variances.

     Depreciation and amortization for the first six months of 2004 decreased $4.0 million compared to the first six months of 2003. On March 10, 2004 property, plant, and equipment were recorded at estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts.

     Net interest on project debt costs for the first six months of 2004 decreased $14.0 million compared to the first six months of 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidated subsidiaries noted above, and the restructuring of debt at two domestic facilities in the last six months of 2003.

     Reorganization items for the first six months of 2004 increased $35.7 million compared to the first six months of 2003. The increase was primarily the result of bankruptcy exit costs of $21.9 million, $8.9 million in legal and professional fees, and severance costs of $4.9 million.

     Gain on cancellation of pre-petition debt was $510.7 million for the first six months of 2004. Gain on cancellation of pre-petition debt results from the cancellation on March 10, 2004 of Covanta’s pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to petition creditors.

     Fresh start adjustments were $214.9 million for the first six months of 2004. Fresh start adjustments represent adjustments to the carrying amount of Covanta’s assets and liabilities to fair value in accordance with the provisions of SOP 90-7.

     The effective tax rate for the first six months of 2004 was 82.9% compared to 52.1% for the first six months of 2003. This increase relates to write-downs included in fresh start adjustments for which no tax benefits were recognized.

     Minority interests for the first six months of 2004 were comparable to the same period in 2003.

     For the first six months of 2003, gain from discontinued operations was $6.7 million due to the rejection of a waste-to-energy lease, sale of the Geothermal Business, and the final disposition of the Arrowhead Pond interests.

     The cumulative effect of change in accounting principle of $8.5 million in the first six months related to the January 1, 2003 adoption of SFAS No. 143.

  Domestic Segment

     The following table summarizes the historical results of operations of the Domestic segment for the six months ended June 30, 2004, and for the six months ended June 30, 2003 (in thousands):

	For the period	For the period	Combined Results
	January 1, 2004	March 11, 2004	for the Six Months	Six Months
	Through	Through	Ended	Ended
	March 10, 2004	June 30, 2004	June 30, 2004	June 30, 2003
Service Revenues	$88,697	$147,621	$236,318	$251,098
Electric & Steam Sales	18,942	28,026	46,968	58,634
Construction revenue	58	288	346	9,677
Other Revenue	—	9	9	5

Total Revenue	$107,697	$175,944	$283,641	$319,414

Operating Income	$7,132	$27,945	$35,077	$38,736

     Total revenues for the Domestic segment for the first six months of 2004 decreased $35.8 million compared to the first six months of 2003. Service revenues declined $14.8 million, which was comprised of a $9.7 million decrease resulting from contracts which were restructured at the Hennepin and Onondaga facilities (including the elimination of project debt at the Hennepin facility) during the second half of 2003 as part of Covanta’s overall restructuring. It also reflects a $8.5 million reduction of service revenues at the Lake, Warren, and Tampa projects due to deconsolidation of the Remaining Debtors after March 10, 2004. These decreases were offset by $3.4 million increase resulting primarily from higher scrap metal prices and escalation increases under fixed service agreements, which were offset by a decrease in service revenue related to project interest.

     Electricity and steam sales for the first six months of 2004 decreased $11.7 million compared to the first six months of 2003. The decrease was primarily due to a $10.0 million decrease resulting from the planned expiration of a lease at one domestic hydroelectric facility, $0.5 million from the deconsolidation of the Remaining Debtors and a $3.1 million decrease due to fresh start adjustments related to the elimination of amortization on the deferred gain relating to the Haverhill power purchase agreement. The foregoing decreases were offset by revenue increases of $2.9 million primarily related to increased energy pricing at the Union and Alexandria facilities.

     Construction revenue for the first six months of 2004 decreased $9.3 million compared to the first six months of 2003. The decrease was primarily due to Covanta’s substantial completion of the Tampa Bay desalination facility.

     Plant operating costs for the first six months of 2004 decreased $8.1 million compared to the first six months of 2003. $4.3 million of this decrease was due to the deconsolidation of the Remaining Debtors noted in the revenue discussion above, and $8.2 million of this decrease was due to the planned expiration of a lease contract at a domestic hydroelectric facility in October 2003. These reductions were offset by an increase in domestic operating expense of $4.4 million primarily attributable typical labor cost increases and to facility maintenance cost.

     Construction costs for the first six months of 2004 decreased $8.8 million compared to the first six months of 2003. The decrease was primarily attributable to Covanta’s substantial completion of the Tampa Bay desalination facility.

     Depreciation and amortization for the first six months of 2004 decreased $1.3 million compared to the first six months of 2003. This increase was due to the recording as of March 10, 2004, under fresh start and purchase accounting, of revised estimates of fair value for property, plant, and equipment, and for assets related to service and energy contracts which are amortized over the life of the contracts.

     Net interest on project debt for the first six months of 2004 decreased $12.8 million compared to the first six months of 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidation of the Remaining Debtors noted above, the restructuring of debt at two domestic facilities in the last six months of 2003, and the reduction of project debt on the other facilities.

     Other expense-net and selling, general and administrative expenses decreased by a combined total of $1.1 million in the first six months of 2004 compared to the first six months of 2003 primarily due to the receipt of certain insurance proceeds.

     Income from operations for the Domestic segment for the first six months of 2004 decreased by $3.7 million compared to the first six months of 2003. This decrease is comprised of net decreases due to cessation of construction activities ($0.5M), higher operating and maintenance expenses ($4.4M), the expiration of a hydroelectric lease ($1.8M), restructuring of existing projects ($9.7M), the deconsolidation of Remaining Debtors ($4.7M), and the elimination of amortization of deferred gains due to fresh start adjustments ($3.1M). The decreases were offset by net increases due to higher energy and scrap metal revenues ($5.3M), lower depreciation and amortization ($1.3M), lower interest expense on project debt ($12.8M), and the combined reduction in other expenses-net and SG&A ($1.1M).

  International Segment

     The following table summarizes the historical results of operations of the International segment for the six months ended June 30, 2004 and for the six months ended June 30, 2003 (in thousands):

	For the period	For the period	Combined results
	January 1, 2004	March 11, 2004	for the Six Months	Six Months
	Through	Through	Ended	Ended
	March 10, 2004	June 30, 2004	June 30, 2004	June 30, 2003
Service Revenues	$1,161	$1,768	$2,929	$3,132
Electric & Steam Sales	34,365	41,234	75,599	85,459
Other Revenue	9	29	38	2

Total Revenue	$35,535	$43,031	$78,566	$88,593

Operating Income	$3,130	$7,573	$10,703	$8,970

     Total revenues for the International segment for the first six months of 2004 compared to the first six months of 2003, decreased by $10.0 million primarily resulting from the deconsolidation of the MCI facility and a $4.7 million energy sales reduction due to lower demand in 2004 at International’s facilities in India.

     International plant operating costs are lower by $9.7 million, of which $6.3 million is due to deconsolidation of the MCI facility, and $5.4 million is due to lower demand at our facilities in India, offset by a $1.8 million increase in fuel costs at International’s facilities in China.

     Operating income for the International segment for the first six months of 2004 increased $1.7 million due to a combination of lower plant operating costs in India, reductions in depreciation expense as a result of fresh start accounting adjustments, and the deconsolidation of the MCI facility, offset by an increase in fuel costs at International’s facilities in China and an increase in overhead costs at CPIH post emergence.

Quarter Ended June 30, 2004 vs. Quarter ended June 30, 2003

       Results of Operations — Covanta

     The following table summarizes the historical results of operations of Covanta for the three months June 30, 2004 and the three months ended June 30, 2003 (in thousands):

	Three Months	Three Months
	Ended June 30 2004	Ended June 30, 2003
Service revenues	$123,936	$133,738
Electricity and steam sales	55,739	74,181
Construction revenues	288	3,670
Other revenues — net	36	7

Total revenues	179,999	211,596

Plant operating expenses	108,975	128,839
Construction costs	225	3,528
Depreciation and amortization	16,904	19,119
Debt service charges — net	10,701	20,162
Other operating costs	616	(713)
Selling, general, and administrative expenses	11,576	10,034
Other expenses — net	(42)	46

Total costs and expenses	148,955	181,015

Operating income	31,044	30,581
Equity in income of unconsolidated investments	5,252	7,303
Interest expense, net	(10,001)	(9,180)

Reorganization items—expense	—	(10,424)
Income from continuing operations	26,295	18,280
Income tax expense	(11,558)	(9,404)
Minority interests	(1,733)	(2,288)
Gain from discontinued operations	—	4,902

Net income	$13,004	$11,490

     The following general discussion should be read in conjunction with the above table, the condensed consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income of Covanta is provided in the Domestic Segment and International Segment discussions below.

     Revenues for the second quarter of 2004 decreased $31.6 million compared to the first quarter of 2003, which resulted primarily from reductions in energy sales in both the domestic and the international businesses. Additional reductions in revenues are attributable to decreases in service fee and construction revenues in the domestic segment. See separate segment discussion below for details relating to these variances.

     Consolidated total expense before operating income is lower in the second quarter 2004 compared to the second quarter 2003 by $32.1 million, primarily due to lower plant operating costs and construction costs. Plant operating expenses and construction costs decreased $19.9 million and $3.3 million respectively for the second quarter 2004 compared to the second quarter 2003. See separate segment discussion below for details relating to these variances.

     Depreciation and amortization for the second quarter of 2004 decreased $2.2 million compared to the second quarter of 2003. On March 10, 2004 property, plant, and equipment were recorded at its estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts.

     Net interest on project debt for the second quarter of 2004 decreased $9.5 million compared to the second quarter of 2003. The decrease was primarily the result of a reduction in project debt, the restructuring of debt at two domestic facilities in the last six months of 2003 and the deconsolidation of the Remaining Debtors.

     Reorganization items for the second quarter of 2003 were $10.4 million. These items primarily consisted of $9.1 million in legal and professional fees related to the emergence from bankruptcy, and severance costs of $1.1 million. No reorganization items were recorded subsequent to Covanta’s emergence from bankruptcy on March 10, 2004.

     The effective tax rate for the second quarter of 2004 was 44.0% compared to 51.4% for the second quarter of 2003. This decrease is due to losses in 2003 for which no tax benefit was recognized.

     Minority interests for the second quarter of 2004 were comparable to the same period in 2003.

     For the second quarter of 2003 gain from discontinued operations was $4.9 million due to the rejection of a waste-to-energy lease, sale of the Geothermal Business, and the final disposition of the Arrowhead Pond interests.

  Domestic Segment

     The following table summarizes the historical results of operations of the Domestic segment for the three months ended June 30, 2004 and the three months ended June 30, 2003 (in thousands):

	Three Months	Three Months
	Ended June 30, 2004	Ended June 30, 2003
Service Revenues	$122,489	$132,261
Electric & Steam Sales	23,361	30,840
Construction Revenue	288	3,670
Other Revenue	8	(84)

Total Revenues	$146,146	$166,687

Operating Income	$26,163	$27,739

     Total revenues for the Domestic segment for the second quarter of 2004 decreased $20.5 million compared to the second quarter of 2003. Service revenues for the second quarter of 2004 decreased $9.8 million compared to the second quarter of 2003. The decrease was primarily due to a $4.8 million decrease resulting from domestic contracts at projects that were restructured during 2003 and 2004 as part of Covanta’s overall restructuring (including the elimination of project debt at one facility), and a $6.8 million reduction of service revenues from the Remaining Debtors due to deconsolidation. The foregoing revenue decreases were offset by a $1.8 million increase in revenues from scrap metals sales and escalation increases in fixed fees under service agreements combined, which were offset by a decrease in service revenue related to project interest.

     Electricity and steam sales for the second quarter of 2004 decreased $7.5 million compared to the second quarter of 2003. The decrease was primarily due to a $5.5 million decrease resulting from the expiration of a lease at one domestic hydroelectric facility, a $3.1 million decrease due to the elimination of a deferred revenue arrangement from the application of fresh start accounting requiring the fair value of the deferred gain on the Haverhill facility power purchase agreement, offset $1.1 million from higher energy prices primarily at the Union and Alexandria facilities.

     Construction revenue for the second quarter of 2004 decreased $3.4 million compared to the second quarter of 2003 resulting primarily from the completion of the desalination project in Tampa Bay.

     Plant operating cost for the second quarter of 2004 decreased $8.1 million compared to the second quarter of 2003. The decrease was primarily due to the expiration of the lease at the hydroelectric facility noted above ($4.6 million), and the deconsolidation of the Remaining Debtors ($4.3 million). These reductions were offset by an increase in domestic operations expense of $0.8 million primarily attributable to expected annual labor cost increase.

     Construction costs for the second quarter of 2004 decreased $3.3 million compared to the second quarter of 2003. The decrease was primarily attributable to Covanta’s substantial completion of the Tampa Bay desalination facility, offset by an increase due to the release of prior year accruals relating to Clean Air Act retrofit construction projects.

     Net interest on project debt for the second quarter of 2004 decreased $8.6 million compared to the second quarter of 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidation of the Remaining Debtors noted above, the restructuring of debt at two domestic facilities in the last six months of 2003 and reduction of project debt on other facilities.

     Other expense-net and selling, general and administrative expenses had a combined increase of $0.9 million in the second quarter of 2004 compared to the second quarter of 2003.

     Income from operations for the Domestic segment for the second quarter of 2004 decreased by $1.6 million compared to the first six months of 2003. This decrease is comprised of net decreases due to cessation of construction activities ($0.1M), higher in operating and maintenance expenses ($0.8M), the expiration of a hydroelectric lease ($0.9M), restructuring of existing projects ($4.8M), and the elimination of amortization of deferred gains due to fresh start adjustment ($3.1M), the deconsolidation of Remaining Debtors ($2.5M) and increases in other expenses-net, and SG&A expenses ($0.9M). The decreases were offset by net increases due to higher energy and scrap metal revenues ($2.9M), and lower in interest expense on project debt ($8.6M).

  International Segment

     The following table summarizes the historical results of operations of the International segment for the three months ended June 30, 2004 and the three months ended June 30, 2003 (in thousands):

	Three Months	Three Months
	Ended June 30, 2004	Ended June 30, 2003
Service Revenues	$1,447	$1,477
Electric & Steam Sales	32,378	43,341
Other Revenue	28	91

Total Revenues	$33,853	$44,909

Operating Income	$4,881	$2,842

     Total revenues for the International segment for the second quarter of 2004 decreased $11.1 million compared to the second quarter of 2003 primarily due to a $6.1 million decrease due to lower demand in 2004 at two facilities in India, and a $5.1 million decrease due to the deconsolidation of the MCI Facility in The Philippines.

     International plant operating costs were lower by $11.8 million, of which $6.8 million was due to deconsolidation of the MCI Facility in The Philippines and $4.3 million was due to lower demand at our facilities in India.

     Operating income for the International segment for the second quarter of 2004 increased $2.0 million compared to the second quarter of 2003. The increase was due to a combination of lower plant operating costs in India, reductions in depreciation expense as a result of fresh start accounting adjustments, and the deconsolidation of the MCI Facility, offset by an increase in fuel costs at International’s facilities in China and an increase in overhead costs at CPIH post emergence.

Capital Resources and Commitments

     The following chart summarizes the various components and amounts of long-term project and corporate debt of Domestic Covanta and CPIH as of June 30, 2004. DHC has no obligations with respect to any of the projects or corporate debt of Covanta.

Covanta Capital Structure

     The following table summarizes Domestic Covanta’s and CPIH’s gross contractual obligations for corporate debt, and for project debt revalued as a result of adjustments required upon Covanta’s emergence from bankruptcy (in thousands).

	Payments Due by Period
		Less than			After
	Total	one year	1 to 3 years	4 to 5 years	5 years
Domestic Covanta project debt	$835,541	$80,825	$169,006	$161,313	$424,397
CPIH project debt	109,836	25,804	29,423	28,818	25,791

Total Project Debt	945,377	106,629	198,429	190,131	450,188

Domestic Covanta high yield notes	206,036	—	—	—	206,036
Domestic Covanta unsecured notes	28,000	—	7,800	7,800	12,400
CPIH term loan	86,451	—	86,451	—	—
Other long-term debt	66	22	44	—	—

Total other long-term debt	320,553	22	94,295	7,800	218,436

Total debt obligations of Covanta	1,265,930	106,651	292,724	197,931	668,624
Less:
Non-recourse project debt	(945,377)	(106,629)	(198,429)	(190,131)	(450,188)

Non-Recourse CPIH term debt	(86,451)	—	(86,451)	—	—

Domestic Covanta corporate debt at June 30, 2004	$234,102	$22	$7,844	$7,800	$218,436

  Domestic Project Debt

     Financing for Domestic Covanta’s waste to energy projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For most facilities owned by a Domestic Covanta subsidiary, the issuer of the bonds loans the bond proceeds to a Covanta subsidiary to pay for facility construction. The municipality then pays to the subsidiary as part of its service fee amounts necessary to pay debt service on the project bonds. For such facilities, project-related debt is included as “project debt (short-and long-term)” in Covanta’s consolidated financial statements. Generally, such project debt, is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Domestic Covanta subsidiaries is described in the table above as Non-recourse Project Debt. The only potential recourse to Covanta with respect to project debt arises under the operating performance guarantees described below.

     With respect to such facilities, debt service is in most instances an explicit component of the fee paid by the municipal client. Such fees are paid by the municipal client to the trustee for the applicable project debt and held by the trustee until applied as required by the project debt documentation. While these funds are held by the trustee they are reported as restricted funds held in trust on Covanta’s consolidated balance sheet, but they are not generally available to Covanta.

  International Project Debt

     Financing for projects in which CPIH has an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Domestic Covanta. Project debt relating to two CPIH projects in India, is included as “project debt (short- and long-term)” in the Company’s consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants complied with.

  Corporate Debt

     Domestic Covanta’s and CPIH’s corporate debt obligations arise from its Chapter 11 proceeding and are outlined on the following table:

Domestic Covanta Debt

Designation	Principal Amount	Interest	Principal Payments	Security
High Yield Notes	$206 million (as of June 30, 2004) accreting to an aggregate principal amount of $230 million	Payable semi-annually in arrears at 8.25% per annum on $230 million	Due on maturity on March 2011	Third priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s domestic subsidiaries which are borrowers

Unsecured Notes	$28 million (est.), based on determination of allowed pre-petition unsecured obligations	Payable semi-annually in arrears at 7.5% per annum	Annual amortization payments of $3.9 million with the remaining balance due at maturity on March 2012	Unsecured and subordinated in right of payment to all senior indebtedness of Covanta including, the First Lien Facility and the Second Lien Facility, the High Yield Notes; will otherwise rank equal with, or be senior to, all other indebtedness of Covanta

CPIH Debt

Designation	Principal Amount	Interest	Principal Payments	Security
Term Loan Facility	$87 million (as of June 30, 2004)	Payable monthly in arrears at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable as increase to the principal amount of the loan	Due on maturity on March 2007	Second priority lien on substantially all of the CPIH borrowers’ assets not otherwise pledged

     The First Lien Facility, the Second Lien Facility, the High Yield Notes and Unsecured Notes provide that Domestic Borrowers must comply with certain affirmative and negative covenants. In addition, the CPIH Term Loan Facility and the CPIH Revolving Credit Facility provide that CPIH Borrowers must comply with certain affirmative and negative covenants. See Covanta’s 2003 Annual Report on Form 10-K for a description of such covenants as well as other material terms and conditions of such agreements.

  Other Commitments

     Covanta’s other commitments as of June 30, 2004 are as follows (in thousands).

		Commitments
		Expiring by Period
		Less than	More than
	Total	one year	One year
Letters of Credit	$201,563	$29,195	$172,368
Surety Bonds	20,544	1,150	19,394

Total Other Commitments — net	$222,107	$30,345	$191,762

     The letters of credit were issued pursuant to the facilities described below under “Liquidity” to secure Covanta’s performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may also be drawn if it is not renewed prior to expiration of that period.

     This facility currently provides for letters of credit in the amount of approximately $128 million and reduces semi-annually as the related contractual requirement reduces until 2009, when the letters of credit are no longer contractually required to be maintained. The other letters of credit are provided under the Second Lien Facility and one unsecured letter of credit facility, in support of Domestic Covanta’s businesses and to continue existing letters of credit required by CPIH’s businesses. Some of these letters of credit reduce over time as well, and one of such reducing letters of credit may be cancelled if Covanta receives an investment grade rating from both Moody’s Investors Service and Standard & Poor’s. As of June 30, 2004, Domestic Covanta had approximately $47 million in available capacity for additional letters of credit under the Second Lien Facility. The following table describes the reduction in letter of credit requirements, through 2009, for all existing letters of credit; the table does not include amounts with respect to new letters of credit that may be issued.

     Two of these letters of credit relate to a waste to energy project and are provided under the First Lien Facility.

	2004	2005	2006	2007	2008	2009
Total First Lien LC Facility	$119,668	$108,967	$89,775	$90,918	$44,466	$—
Total Second Lien LC Facility	70,949	60,487	60,487	55,487	50,487	50,487
Total Other LC Facilities	2,329	2,029	1,728	1,500	1,500	1,500

Total Combined LC Facilities	$192,946	$171,483	$151,990	$147,905	$96,453	$51,987

All amounts stated are as of December 31 of year noted

     Covanta believes that it will be able to fully perform its contracts to which these letters of credits relate, and that it is unlikely that letters of credit would be drawn because of its performance. Were any of Covanta’s letters of credit to be drawn, under Covanta’s debt facilities, the amount drawn would be immediately repayable to the issuing bank.

     The surety bonds listed on the table above relate to performance under its waste water treatment operating contracts ($8.5 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million), and energy projects sold but for which related surety bonds are expected to be cancelled in 2004 ($1.2 million). Were these bonds to be drawn upon, Covanta would ordinarily have a contractual obligation to indemnify the surety company. However, as these indemnity obligations arose prior to Covanta’s bankruptcy filing, the surety companies’ indemnity claims would entitle them to share only in a limited distribution along with other unsecured creditors under the Covanta Reorganization Plan. Because such claims share in a fixed distribution under the Covanta Reorganization Plan, Covanta expects that any such distribution will not affect the obligations of Domestic Covanta or CPIH. The sureties may have additional rights to make claims against retainage or other funds owed to Covanta with respect to projects for which surety bonds were issued. Covanta expects that enforcement of such rights will not have any material impact upon domestic Covanta or CPIH.

     At June 30, 2004, Covanta had guarantees of approximately $9.0 million related to international energy projects.

     Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta’s operating subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages. Such contractual damages could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta, Covanta’s potential maximum liability as of June 30, 2004 associated with the repayment of the municipalities’ debt on such facilities, amounts in aggregate to approximately $1.3 billion. This amount is not recorded as a liability in Covanta’s Consolidated Balance Sheet as of June 30, 2004 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta-owned waste to energy facilities could expose Covanta to recourse liability on project debt shown on the foregoing table. Covanta also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

     With respect to its international businesses, Covanta has issued guarantees of certain of CPIH’s operating subsidiaries contractual obligations to operate power projects. The potential damages owed under such arrangements for international projects may be material. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than Covanta’s then-available sources of funds. To date, Covanta has not incurred material liabilities under its guarantees, either on domestic or international projects.

Liquidity

     Covanta’s resources to meet its liquidity needs include its cash holdings, cash from operations, asset sales and its liquidity facilities. Covanta does not expect to receive any cash contributions from DHC to enhance its liquidity, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to DHC.

     At June 30, 2004, Domestic Covanta had $51.0 million in unrestricted cash, reflecting a net increase of $5.4 million in unrestricted cash since March 31, 2004. In addition, as of June 30, 2004 Domestic Covanta had $45.6 million in cash held in restricted accounts to pay for additional emergence expenses that are estimated to be paid after emergence. Cash held in such reserve accounts is not available for general corporate purposes.

     At June 30, 2004, CPIH had $6.0 million in its domestic accounts. CPIH also had $5.7 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S due to the requirements of the relevant project financing documents.

     The cash and cash equivalents discussed above does not include $158.9 million reflected on Covanta’s balance sheet as restricted funds held in trust. This amount largely reflects payments from municipal clients under service agreements as the part of the service fee due reflecting debt service. These payments are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. Covanta does not have access to these funds.

     Domestic Covanta and CPIH must each generate substantial cash flow from operations, upon which they depend as an important source of liquidity to pay project operating and capital expenditures, project debt, taxes, corporate operating expenses, and corporate debt and letter of credit fees. Management believes that a useful measure of the sufficiency of Domestic Covanta’s and CPIH’s respective cash generated from operations is that amount available to pay corporate debt service and letter of credit fees after all other obligations are paid. CPIH’s receipt of cash distributions is less predictable than that of Domestic Covanta because of restrictions associated with project financing arrangements at the project level and other risks inherent with foreign operations. As a result of these factors, CPIH may have sufficient cash during some months to pay principal on its corporate debt, but have insufficient cash to pay principal during other months. To the extent that CPIH has insufficient cash in a given month to pay the full amount of interest then due on its term loan facility at the rate of 10.5%, it is permitted to pay up to 4.5% of such interest in kind, which amount is added to the principal amount outstanding.

     The following table provides additional information with respect to cash available to pay Domestic Covanta’s and CPIH’s corporate debt and letter of credit fees, during the period from April 1, 2004 to June 30, 2004 (in thousands).

	Domestic	CPIH	Consolidated
Operating Income	$26,163	$4,881	$31,044
Depreciation and amortization	14,694	2,210	16,904
Change in unbilled service receivables	2,296	—	2,296
Project debt principal repaid	(2,764)	(3,102)	(5,866)
Borrowings for facilities	—	1,208	1,208
Change in restricted funds held in trust	(3,688)	(1,197)	(4,885)
Change in restricted funds for emergence costs	37,897	—	37,897
Change in accrued emergence costs	(37,897)	—	(37,897)
Change in other liabilities	(18,719)	(3,324)	(22,043)
Distributions to minority interest	(553)	(815)	(1,368)
Distributions from investees and joint ventures	10	6,986	6,996
Amortization of premium and discount	(3,400)	—	(3,400)
Investments in facilities	(3,012)	(631)	(3,643)
Change in other assets	(3,254)	4,053	799

Cash generated for corporate debt and letter of credit fees, pre-tax	$7,773	$10,269	$18,042
Foreign	—	(332)	(332)
State	(15,895)	—	(15,895)
Federal	—	—	—

Corporate income taxes paid	(15,895)	(332)	(16,227)
Restricted cash to pay pre-emergence taxes	15,787	—	15,787
Cash generated for corporate debt and letter of credit fees, after taxes	$7,665	9,937	$17,602
Cash balance, beginning of period	45,566	12,471	58,037

	Domestic	CPIH	Consolidated
Cash available for corporate debt and letter of credit fees	$53,231	$22,408	$75,639
Corporate debt service and letter of credit fees paid-net	(2,205)	(2,382)	(4,587)
Payment of principal corporate debt	(5)	(8,374)	(8,379)

Cash balance, end of period	$51,021	$11,652	$62,673

     Reconciliation of cash generated for corporate debt and letter of credit fees after taxes to cash provided by operating activities for the three months ended June 30, 2004: (dollars in thousands)

Cash generated for corporate debt and letter of credit fees, after taxes for the three months ended June 30, 2004	$17,602
Investment in Facilities	3,643
Distributions from investees and joint ventures	(6,996)
Other cash provided in investing activities	(2,348)
Borrowing for facilities	(1,208)
Change in restricted funds held in trust	4,885
Payment of project debt	5,866
Distribution to minority partners	1,368
Interest accrued for but not paid and other	(4,616)

Cash provided by operating activities for the three months ended June 30, 2004	$18,196

Cash provided by operating activities for the period March 11, 2004 to March 31, 2004	(10,549)
Change in restricted funds for emergence costs	16,521
Other	632

Cash provided by operating activities for the period March 11, 2004 to June 30, 2004	$24,800

     CPIH’s receipt of cash distributions is less consistent and predictable than that of Domestic Covanta because of restrictions associated with project financing arrangements at the project level and other risks inherent with foreign operations. As a result of these factors, CPIH may have sufficient cash during some months to pay principal on its corporate debt, but have insufficient cash to pay principal during other months. To the extent that CPIH has insufficient cash in a given month to pay the full amount of interest then due on its term loan facility at the rate of 10.5%, it is permitted to pay up to 4.5% of such interest in kind, which amount is added to the principal amount outstanding.

     Domestic Covanta and CPIH have entered into the following credit facilities which provide liquidity and letters of credit relating to their respective businesses. As of June 30, 2004, neither Domestic Covanta nor CPIH had made any borrowings under their respective liquidity facilities.

Designation	Purpose	Term	Security
Domestic Covanta Facilities

First Lien Facility	To provide for letter of credit required for a Covanta waste to energy facility	Expires March 2009	First priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s subsidiaries which are domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.

Second Lien Facility	To provide for certain existing and new letters of credit and up to $10 million in revolving credit for general corporate purposes	Expires March 2009	Second priority lien in substantially all of the assets of the domestic borrowers not subject to prior liens. Guaranteed by domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.

CPIH Facility

First priority lien on the stock of CPIH and substantially all of the CPIH borrowers’ assets not otherwise pledged

Revolving Loan Facility	Up to $10 million	Expires March 2007

Supplemental Information About Domestic Covanta Waste-To-Energy Project Ownership Structures

     Covanta’s waste-to-energy business originally was developed in response to competitive procurements conducted by municipalities for waste disposal services. One of the threshold decisions made by each municipality early in the procurement process was whether it, or the winning vendor, would own the facility to be constructed; there were advantages and disadvantages to the municipality with both ownership structures. As a result, Covanta today operates many publicly owned facilities, and owns and operates many others. In addition, as a result of acquisitions of additional projects originally owed or operated by other vendors. Covanta operates several projects under a lease structure where a third party lesser owns the project. In all cases, Covanta operates each facility pursuant to a long-term contract, and provides the same service in consideration of a monthly service fee paid by the municipal client.

     Under both ownership structures, the municipalities typically borrowed funds to pay for the facility construction, by issuing bonds. In a private ownership structure, the municipal entity loans the bond proceeds to Covanta’s project subsidiary, and the facility is recorded as an asset, and the project debt is recorded as a liability, on Covanta’s consolidated balance sheet. In a public ownership structure, the municipality would pay for construction without loaning the bond proceeds to Covanta, and Covanta records as an asset the value of its relationship with its municipal client.

     Regardless of whether a project was owned by Covanta or its municipal client, the municipality is generally responsible for repaying the project debt after construction is complete. Where it owns the facility, the municipality pays periodic debt service directly to a trustee under an indenture. For most projects, where Covanta owns the facility, the municipal client pays debt service as a component of its monthly service fee payment to Covanta. As of June 30, 2004, the principal amount of long-term project debt outstanding with respect to these projects was approximately $615 million. As with a public ownership structure, this debt service payment is retained by a trustee, and is not held or available to Covanta for general use. In these private ownership structures, Covanta records on its consolidated financial statements revenue with respect to debt service (both principal and interest) on project debt, and expense for depreciation and interest on project debt. For Covanta-owned projects, all cash held by trustees is recorded as restricted funds held in trust.

     Covanta also owns two waste-to-energy projects for which debt service is not expressly included n the fee it is paid. Rather, Covanta receives a fee for each ton of waste processed at these projects. As of June 30, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $176 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

     For facilities not owned by Covanta, Covanta does not incur, nor does it record project debt service obligations, project debt service revenue or project debt service expense.

     Covanta generates electricity and/or steam for sale at all of its waste to energy projects, regardless of ownership structure. During the term of its operating contracts with its municipal clients, most of the revenue from electricity and steam sales (typically 90%) benefits the municipal client as a reduction to its monthly service fee obligation to Covanta.

     Generally, the term of Covanta’s operating contracts with its municipal clients coincides with the term of the bonds issued to pay for the project construction. Therefore, another important difference between public and private ownership of Covanta’s waste to energy projects is project ownership after these contracts expire. In many cases, the municipality has contractual rights (not obligations) to extend the contract. If a contract is not extended on a publicly owned project, Covanta’s role, and its revenue, with respect to that project would cease. If a contract is not extended on a Covanta-owned project, it would be free to enter into new revenue generating contracts for waste supply (with the municipality, other municipalities, or private waste haulers) and for electricity or steam sales. Covanta would in such cases have no remaining project debt to repay from project revenue, and would be entitled to retain 100% of energy sales revenue.

Supplemental Financial Information About Domestic Covanta and CPIH

     The following condensed consolidating balance sheets, income statements and statements of cash flow provide additional financial information for Domestic Covanta and CPIH. Because Domestic Covanta and CPIH have had separate capital structures and cash management systems only since Covanta emerged from bankruptcy on March 11, 2004, comparable information did not exist prior to Covanta’s emergence from bankruptcy. For this reason, and because the difficulty and limited usefulness of generating information for the short portion of March, 2004, this supplemental information covers the period from April 1, 2004 through June 30, 2004.

CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2004
(In Thousands)

	Domestic(A)	CPIH	Consolidated
Assets
Current assets:
Cash and cash equivalents	$51,021	$11,652	$62,673
Restricted funds for emergence costs	45,568	—	45,568
Restricted funds held in trust	81,918	31,431	113,349
Unbilled service receivable	50,839	—	50,839
Other current assets	167,120	45,675	212,795

Total current assets	396,466	88,758	485,224
Property, plant and equipment-net	799,361	106,818	906,179
Restricted funds held in trust	99,746	14,027	113,773
Service and energy contracts	197,100	569	197,669
Unbilled service receivable	98,260	—	98,260
Other assets	51,930	69,724	121,654

Total Assets	$1,642,863	$279,896	$1,922,759

Liabilities and shareholders’ deficit
Liabilities:
Current liabilities:
Current portion of long-term debt	$22	$—	$22
Accrued emergence costs	45,568	—	45,568
Current portion of project debt	80,825	25,804	106,629
Other current liabilities	117,534	24,428	141,962

Total current liabilities	243,949	50,232	294,181
Long-term debt	234,080	86,451	320,531
Project debt	754,715	84,033	838,748
Deferred income taxes	203,378	10,163	213,541
Other liabilities	108,976	2,164	111,140

Total liabilities	1,545,098	233,043	1,778,141
Minority interest	44,059	39,555	83,614
Total shareholders’ equity	53,706	7,298	61,004

Total liabilities, minority interests and shareholders’ equity	$1,642,863	$279,896	$1,922,759

(A)	On a GAAP basis Domestic Equity is $61,004, for analysis. The elimination of this investment in CPIH against the equity of CPIH has been reflected in the Domestic Balance Sheet above.

CONDENSED CONSOLIDATING STATEMENTS OF CONSOLIDATED OPERATIONS
For the Three Months Ended June 30, 2004
(In Thousands)

	Domestic	CPIH	Consolidated
Total revenues	$146,146	$33,853	$179,999

Depreciation and amortization	14,694	2,210	16,904
Net interest on project debt	7,402	3,299	10,701
Other costs and expenses	97,887	23,463	121,350

Total costs and expenses	119,983	28,972	148,955

Operating income	26,163	4,881	31,044
Equity in income from unconsolidated investments	757	4,495	5,252
Interest expense (net of interest income of ($97 and $585)	(8,379)	(1,622)	(10,001)

Income from operations before income taxes and minority interests	18,541	7,754	26,295
Income tax expense	8,065	3,493	11,558
Minority interests	786	947	1,733

Net income	$9,690	$3,314	$13,004

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2004
(In Thousands of Dollars)

	Domestic	CPIH	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,690	$3,314	$13,004
Adjustments to Reconcile Net income to Net Cash:	—	—	—
Provided by Operating Activities:	—	—	—

Depreciation and amortization	14,694	2,210	16,904
Deferred income taxes	4,404	1,164	5,568
Equity in income from unconsolidated investments	(757)	(4,495)	(5,252)
Accretion of principal on Senior Secured Notes	845	—	845
Amortization of premium and discount	(3,400)	—	(3,400)
Other	2,412	1,340	3,752
Management of Operating Assets and Liabilities
Unbilled service receivables	2,296	—	2,296
Restricted funds held in trust for emergence costs	37,897	—	37,897
Other assets	(5,540)	3,982	(1,558)
Accrued emergence costs	(37,897)	—	(37,897)
Other liabilities	(11,522)	(2,441)	(13,963)

	Domestic	CPIH	Consolidated
Net cash provided by operating activities	13,122	5,074	18,196

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in facilities	(3,012)	(631)	(3,643)
Other	2,366	7,032	(9,398)

Net cash (used in) provided by investing activities	(646)	6,401	5,755

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings for facilities	—	1,208	1,208
Increase in restricted funds held in trust	(3,688)	(1,197)	(4,885)
Payment of project debt	(2,764)	(3,102)	(5,866)
Payment of corporate debt	(5)	(8,374)	(8,379)
Other	(564)	(829)	(1,393)

NET CASH USED IN FINANCING ACTIVITIES	(7,021)	(12,294)	(19,315)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,455	(819)	4,636
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,566	12,471	58,037
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,021	$11,652	$62,673

DHC — Taxes

     DHC had NOLs estimated to be approximately $652 million for federal income tax purposes as of the end of 2003. The NOLs will expire in various amounts beginning on December 31, 2004 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of DHC’s tax consolidated group. The IRS has not audited any of DHC’s tax returns.

     Additionally, a separate subsidiary of DHC, American Commercial Lines Holdings, LLC (“ACL”) filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. It is possible that in connection with ACL’s emergence from bankruptcy, taxable income could result from ACL debt forgiveness and asset sales, which could reduce DHC’s NOLs available to offset future income.

     If DHC were to undergo, an “ownership change” as such term is used in Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. DHC will be treated as having had an “ownership change” if there is a more than 50% change in stock ownership during a 3-year “testing period” by “5% stockholders”. DHC’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve DHC’s NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and DHC expects that they will remain in-force as long as DHC has NOLs. DHC cannot be certain, however, that these restrictions will prevent an ownership change.

Insurance Operations

     The operations of DHC’s insurance subsidiary, National American Insurance Company of California (“NAICC”), and its subsidiary Valor Insurance Company, Incorporated (“Valor”) are primarily property and casualty insurance. Effective July 2003, the decision was made to focus exclusively on the California non-standard personal automobile insurance market. Effective July 7, 2003, NAICC ceased writing new policy applications for commercial automobile insurance and began the process of providing the required statutory notice of its intention not to renew existing policies. As of June 30, 2004, 274 commercial automobile policies, representing $0.12 million in unearned premiums were in-force versus 3,842 policies and $10.8 million in unearned premiums as of June 30, 2003.

Quarter Ended June 30, 2004 Compared with Quarter Ended June 30, 2003

  Results of Operations — Insurance

     Net premiums earned were $4.5 million and $9.9 million for the quarters ended June 30, 2004 and June 30, 2003, respectively. The change in net premiums earned during those periods was directly related to the change in net premiums written. Net written premiums were $3.7 million and $10.0 million for the quarters ended June 30, 2004 and June 30, 2003, respectively.

     The $6.3 million decrease in net written premiums for 2004 was attributable to exiting the commercial automobile line of business in 2003 and restrictions placed by DHC on Insurance Services underwriting certain private passenger automobile policies.

     Net written premiums for non-standard private passenger automobile were $3.8 million for the quarter ended June 30, 2004, a decrease of $1.0 million from the comparable period in 2003. The decrease in non-standard private passenger automobile net written premiums was primarily due to DHC’s directing Insurance Services to restrict new policies written to a rate less than the rate of cancellations of the in-force book. The balance of the decline of net written premium is attributable to the non-renewal of the commercial automobile book.

     Net investment income was $0.5 million and $1.0 million for the quarters ended June 30, 2004 and June 30, 2003, respectively. The decrease was primarily attributable to reductions in the overall portfolio yield of approximately 100 basis points and the fixed income asset base declining by an average balance of $16.1 million. Additionally, Insurance Services recognized that one of its US Treasury bond securities would likely be called prior to its maturity date and accelerated the recognition of bond premium amortization of $0.2 million. The decline in investment base was attributable to the overall downsizing of business, requiring the sale of securities to fund loss payments related to existing reserves and reducing available new funds from premiums for investment. The decline in portfolio yield was attributable to a reduction in overall market interest rates on reinvested funds. In the second quarter of 2003, $0.8 million in realized gains were recognized consisting of $0.9 million gain related to sales of fixed income securities, a $0.5 million gain on sale of equity securities, offset by an other than temporary write-down of an equity security of $0.6 million. Much of the activity in 2003 was driven by Insurance Services attempting to balance its bond portfolio for extension risk during a historic low interest rate environment. As a result of achieving less extension in the bond portfolio and greater matching of cash flows in 2003, realized gains were negligible for the quarter ended June 30, 2004.

     Net losses and loss adjustment expenses (“LAE”) were $2.9 million and $12.4 million for the quarters ended June 30, 2004 and June 30, 2003, respectively. The resulting loss and LAE ratios for the corresponding periods were 63.4% and 125.5%, respectively. The loss and LAE ratio decreased in the quarter ended June 30, 2004 over the comparable period in 2003 due to recording $0.7 million in net favorable reserve development. The private passenger personal automobile, workers’ compensation and general liability lines were favorable by $1.3 million, $0.2 million and $0.2 million, respectively, offset by adverse development in commercial automobile of $1.1 million associated with higher defense costs. Conversely in 2003, Insurance Services recognized $3.0 million and $1.7 million in adverse reserve development in commercial automobile and the Valor workers’ compensation lines, respectively. The favorable development in private passenger personal automobile recognized in 2004 is largely attributable to greater focus on expedited claims settlements and reductions in liability regarding coverage issues. Meanwhile workers’ compensation savings are a result of successfully closing numerous cases, the result of which was aided by recently passed reforms in California.

     Policy acquisition costs were $1.1 million and $2.1 million for the quarters ended June 30, 2004 and June 30, 2003, respectively. As a percentage of net premiums earned, policy acquisition expenses were 23.2% and 21.3% for the quarters ended June 30, 2004 and June 30, 2003, respectively. The increase in the policy acquisition expense ratio was a result of incurring additional profit commission tied to better than anticipated performance on the 2003 non-standard personal automobile program activity. The policy acquisition expense ratio for the quarter ended June 30, 2004, adjusted for the profit commission was 19.6%.

     General and administrative expenses were $1.1 million and $1.3 million for the quarters ended June 30, 2004 and June 30, 2003, respectively. The reduction is primarily the impact of outsourcing data operations and a reduced infrastructure in general.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

  Results of Operations — Insurance

     Net premiums earned were $10.5 million and $20.2 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The change in net premiums earned during those periods was directly related to the change in net written premiums. Net written premiums were $7.7 million and $21.4 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

     The $13.7 million decrease in net written premiums for 2004 was attributable to a reduction in private passenger automobile policies written as a result of DHC’s directing Insurance Services to restrict the underwriting of new non-standard private passenger automobile insurance and the non-renewal of the commercial automobile program. Net written premiums for non-standard private passenger automobile were $7.8 million for the six months ended June 30, 2004, a decrease of $2.1 million from the comparable period in 2003. The balance of the overall decline is attributable to the commercial automobile program. Subsequent to June 30, 2004, DHC’s Board of Directors approved the writing of additional premiums not in excess of National Association of Insurance Commissioner’s (NAIC’s) Insurance Regulatory Information System (IRIS) ratios.

     Net investment income was $1.2 million and $2.2 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The decrease was attributable to reductions in both the overall bond portfolio yield of approximately 100 basis points and the fixed maturity asset base declining by an average balance of $8.7 million. Additionally, Insurance Services recognized that one of its US Treasury bond securities would likely be called prior to its maturity date and accelerated the recognition of bond premium amortization of $0.2 million. The decline in investment base was attributable to the overall downsizing of business, requiring the sale of securities to fund loss payments related to existing reserves and reducing available new funds for investment. The decline in portfolio yield was attributable to a reduction in overall market interest rates on reinvested funds. Realized gains recorded for the six-month period in 2003 were $0.3 million and were due to gains on the sale of equity securities of $0.8 million and fixed income securities of $0.9 million offset by the impairment loss on two equity securities of $1.4 million. Disposition activity decreased substantially for 2004 as portfolio balancing was previously addressed in 2003. Realized gains of $0.2 million were recognized on the sale of fixed income securities for the six-month period ended June 30, 2004.

     Net losses and loss adjustment expenses (“LAE”) were $7.2 million and $21.6 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The resulting loss and LAE ratios for the corresponding periods were 68.0% and 106.7%, respectively. The loss and LAE ratio decreased in the six-month period ended June 30, 2004 over the comparable period in 2003 due to recording $0.7 million in net favorable development. The private passenger personal automobile, workers’ compensation and general liability lines were favorable by $1.3 million, $0.2 million and $0.2 million, respectively, offset by adverse development in commercial automobile of $1.1 million, primarily associated with higher defense costs. Conversely in 2003, the Company recognized $4.3 million and $2.0 million in adverse development in commercial automobile and the Valor workers’ compensation lines, respectively. The favorable development in private passenger personal automobile recognized in 2004 is largely attributable to a reduction in the projected average cost of claims paid. Meanwhile workers’ compensation savings are a result of successfully closing numerous cases, the result of which was aided by recently passed reforms in California.

     Policy acquisition costs were $2.3 million and $4.7 million for the six months ended June 30, 2004 and June 30, 2003, respectively. As a percentage of net premiums earned, policy acquisition expenses were 21.6% and 23.4% for the six months ended June 30, 2004 and June 30, 2003, respectively. The decrease in the policy acquisition expense ratio in 2004 reflects reductions in commission structure with its non-standard California automobile program of 450 basis points, offset slightly for profit commissions recognized in conjunction with better than expected underwriting performance for the 2003 non-standard personal automobile program activity.

     General and administrative expenses were $2.4 million and $2.3 million for the six months ended June 30, 2004 and June 30, 2003. In the current period, $0.1 million of additional allowance for uncollectible reinsurance was accrued.

  Cash Flow from Insurance Operations

     Cash used in operations was $10.3 million and $13.1 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The ongoing use of cash in operations was due to Insurance Services continuing to make payments related to discontinued lines and territories premium in excess of receipts from existing lines. This negative cash flow restricted Insurance Services from fully re-investing bond maturity proceeds and in some circumstances requires the sale of bonds in order to meet obligations as they arose. Cash provided from investing activities was $4.2 million for the six months ended June 30, 2004 compared with $10.2 million for the comparable period in 2003. The $6.0 million decrease in cash provided by investing activities compared to June 2003 was primarily the result of the timing of reinvestment of investments sold or matured in June 2003. Cash used in financing activities of $1.4 million was due to the reduction of a bank overdraft during the six months ended June 30, 2004. Cash provided by financing activities of $8.0 million for the six months ended June 30, 2003 resulted from a $4.0 million capital contribution by DHC and the early repayment of a $4.0 million promissory note.

  Liquidity and Capital Resources — Insurance Operations

     Insurance Services requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. Insurance Services meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, Insurance Services relies on the sale of invested assets. Insurance Services investment policy guidelines require that all loss and LAE liabilities be matched by a comparable amount of investment grade assets. DHC believes that Insurance Services has both adequate capital resources and sufficient reinsurance to meet its current operating requirements.

     The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk based capital requirements (“RBC”). The RBC model for property and casualty insurance companies requires that carriers report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. Insurance Services had projected its RBC requirement as of June 30, 2004 under the RBC model and believes that it is above the level which would trigger increased oversight by Insurance Services’ regulators.

     Two other common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and LAE reserves). A commonly accepted standard for net written premium-to-surplus ratio is 3.0 to 1, although this varies with different lines of business. Insurance Services’ annualized premium-to-year-end statutory surplus ratio of 0.96 to 1 remains well under current industry standards of 3.0 to 1. Insurance Services’ ratio of loss and LAE reserves to statutory surplus of 3.2 to 1 at June 30, 2004 is within industry guidelines.

  Cash Flow from Parent-Only

     The following summarizes the actual inflows and outflows relating to the May 18, 2004 rights offering and subsequent repayment of bridge financing:

		(In Millions)
Proceeds from Rights Offering		$42.0
Repayment of Bridge Financing:
Principal	40.0
Less Conversion of Laminar Shares	(13.4)
Accrued Interest at June 11, 2004	2.6	(29.2)

Warrant Agent and other Professional Costs		(0.6)

Net Cash Inflow to DHC		$12.2

     DHC’s sources of funds are its investments as well as dividends, if any, received from its insurance subsidiary. Various state insurance requirements restrict the amounts that may be transferred to DHC in the form of dividends or loans from its insurance subsidiaries without prior regulatory approval. Currently, NAICC cannot pay dividends or make loans to DHC.

     For the six months ended June 30, 2004, cash used in parent-only operating activities was $4.5 million. For the six months ended June 30, 2003, cash used in parent-only operating activities was $0.4 million. Cash used in operations is primarily attributable to wages and benefit costs, professional fees, directors’ fees, insurance and other working capital requirements of the holding company’s business.

     Net cash provided by investing activities was $68.1 million for the six months ended June 30, 2004 and was primarily comprised of proceeds from the sale of investments and the cash acquired of Covanta.

     Net cash provided by investing activities was $8.6 million for the six months ended June 30, 2003 and was comprised principally of the collection of notes receivable and the proceeds from the sale of investment securities.

     Net cash provided by financing activities was $16.8 million for the six months ended June 30, 2004 and was comprised of $41.1 million of net proceeds from the rights offering, $3.2 million of proceeds from the exercise of options for common stock less payment of $0.9 million costs due under the note purchase agreement and $26.6 million repayment of the bridge financing related to the acquisition of Covanta. Net cash used in financing activities was $8.0 million for the quarter ended June 30, 2003 and was comprised of the early repayment of a $4.0 million promissory note paid to NAICC and a $4.0 million capital contribution to NAICC.

Liquidity and Capital Resources — Parent-Only

     At June 30, 2004, DHC, on a parent-only basis, held cash and investments of approximately $17.1 million, which is available to pay general corporate expenses and for general working capital purposes. On March 10, 2004, DHC entered into a corporate reimbursement agreement with Covanta. Corporate expenses including administrative costs, professional fees and other costs and services provided to Covanta as well as other operating expenses will be reimbursed by Covanta.

Other Expenses

     Interest expense for the quarter ended June 30, 2004 relates to Parent company and Energy debt. See Note 16 of Notes to the Consolidated Financial Statements for details.

     As noted above, DHC accounts for its investments in Marine Services subsidiaries under the equity method. For the quarter ended June 30, 2003, the equity in net loss of unconsolidated Marine Services subsidiaries includes DHC’s share of GMS and Vessel Leasing’s reported net income of $0.1 million, ACL’s reported net loss of $47.0 million, as well as an other than temporary impairment charge of $8.2 million related to the investment in ACL.

Cash Flow Information

     Cash flow information for each of DHC’s business segments for the six months ended June 30, 2004 and June 30, 2003 reconciles to the condensed consolidated statements of cash flows as follows (in thousands):

	Six Months Ended June 30, 2004
	Energy	Insurance	Corporate	Total
Net Cash Provided by (Used In) Operating Activities	$30,000	$(10,250)	$(4,515)	$15,235
Net Cash (Used In) Provided By Investing Activities	(2,465)	4,236	68,112	69,883
Net Cash (Used In) Provided By Financing Activities	(31,737)	(1,390)	16,835	(16,292)

Net (Decrease) Increase In Cash and Cash Equivalents	$(4,202)	$(7,404)	$80,432	$68,826

	Six Months Ended June 30, 2003
	Energy	Insurance	Corporate	Total
Net Cash Used in Operating Activities	$—	$(13,075)	$(319)	$(13,394)
Net Cash Provided By Investing Activities	—	10,181	8,535	18,716
Net Cash Provided By (Used In) Financing Activities	—	8,000	(8,000)	—

Net Increase in Cash and Cash Equivalents	$—	$5,106	$216	$5,322

Discussion of Critical Accounting Policies

     In preparing its financial statements in accordance with U.S. generally accepted accounting principles, the Company is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. (See Note 4 to the Consolidated Financial Statements). Critical accounting policies are those that are subject to significant judgments and uncertainties and could potentially result in materially different results under different conditions and assumptions. Management believes the following accounting policies represent the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

  Purchase Accounting

     The Company applied purchase accounting for its acquisition of Covanta. As described in Note 2, the Company valued the acquired assets and liabilities assumed at fair value. The estimates of fair value used by the Company reflect its best estimate based on the work of independent valuation consultants and, where such work is not completed, such estimates are based on the Company’s experience and relevant information available to the Company. These estimates, and the assumptions used by the Company and by its valuation consultants, are subject to inherent uncertainties and contingencies beyond the Company’s control. For example, the Company used the discounted cash flow method to estimate value of many of its assets. This entails developing projections about future cash flows and the adopting an appropriate discount rate. The Company can not predict with certainty actual cash flows and the selection of a discount rate is heavily dependent on judgment. If different cash flow projections or discount rates were used, the fair values of the Company’s assets and liabilities could be materially increased or decreased. Also as described in Note 2, estimates of asset and liability values may be adjusted further if and when additional information regarding such values is developed and evaluated. Accordingly, there can be no assurance that such estimates and assumptions reflected in the valuations will be realized, or that further adjustments will not occur. The assumptions and estimates used by the Company therefore have substantial effect on the Company’s balance sheet. In addition because the valuations impact depreciation and amortization, changes in such assumptions and estimates may effect earnings in the future.

  Long-lived Assets

     The Company has estimated the useful lives over which it depreciates its long-lived assets. Such estimates are based on the Company’s experience and management’s expectations as to the useful lives of the various categories of assets it owns, as well as practices in industries the Company believes are comparable. Estimates of useful lives determine the rate at which the Company depreciates such assets and utilizing other estimates could impact both the Company’s balance sheet and earnings statements. The Company reviews its long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable over the estimated useful life. Accordingly, inaccuracies in the assumptions used by management in establishing these estimates, and in the assumptions used in establishing the extent to which a particular asset may be impaired, could potentially have a material effect on the Company’s consolidated financial statements.

  Net Operating Loss Carryforwards — Deferred Tax Assets

     As described in Note 12, the Company has recorded a deferred tax asset related to the NOLs. The amount recorded was calculated based upon of future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) the predictability of future operating income expected from the Company’s waste-to-energy business.

  Loss Contingencies

     As described in Note 17, the Company is party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses with respect to these matters on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If the Company can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded and disclosure is made regarding the possibility of additional losses. The Company reviews such estimates on an ongoing basis as developments occur with respect to such matters and may in the future increase or decrease such estimates. There can be no assurance that the Company’s initial or adjusted estimates of losses will reflect the ultimate loss the Company may experience regarding such matters. Any inaccuracies could potentially have a material effect on the Company’s consolidated financial statements.

  Pension Liabilities

     The Company has pension and post-retirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Changes are primarily influenced by factors outside the Company’s control and can have a significant effect on the amounts reported in the financial statements.

  Revenue Recognition

     Covanta’s revenues are generally earned under contractual arrangements, and fall into three categories: service revenues, electricity and steam revenues, and construction revenues.

  Service revenues include:

1)	Fees earned under contract to operate and maintain waste-to-energy, independent power and water facilities;

2)	Fees earned to service project debt (principal and interest) on waste to energy projects where such fees are expressly included as a component of the service fee paid by the municipal client pursuant to applicable service agreements;

3)	Fees earned for processing waste in excess of service agreement requirements;

4)	Tipping fees earned under waste disposal agreements; and

5)	Other miscellaneous fees such as revenue for scrap metal recovered and sold.

     Regardless of the timing of amounts paid by the municipal client relating to project debt principal, Covanta records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled receivables related to levelized principal are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt.

     Covanta’s electricity and steam revenues are derived from the sale of electricity and steam at energy facilities. These revenues are recorded based upon output delivered and capacity provided at rates specified under contract terms, or prevailing market rates, net of amounts due to municipal clients under applicable service agreements.

     Where Covanta earns construction revenue under fixed-price construction contracts, such revenue is recognized on the basis of the estimated percentage of completion of services rendered. Anticipated losses are recognized as soon as they become known.

  Treatment of Pass Through Costs

     Pass through costs are costs for which Covanta receives a direct contractually committed reimbursement from the municipal client which sponsors a waste to energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net in Covanta’s financial statements. Total pass through expenses for the periods March 11, 2004 through June 30, 2004, January 1, 2004 through March 10, 2004, and the first six months of 2003 were $13.6 million, $10.0 million, and $27.9 million.

  Unpaid Losses and Loss Adjustment Expenses

     Insurance Services estimates reserves for unpaid losses and LAE based on reported losses and historical experience, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Key assumptions used in the estimation process could have significant effects on the reserve balances. Insurance Services regularly evaluates their estimates and assumptions based on historical experience adjusted for current economic conditions and trends. Changes in the unpaid losses and LAE can materially effect the statement of operations. Different estimates could have been used in the current period, and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. Since the loss reserving process is complex and subjective, the ultimate liability may vary significantly from our estimates.

     See Note 4 of the Notes to the Consolidated Financial Statements for a summary of additional accounting policies and new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in market risk since December 31, 2003 with respect to DHC’s insurance and other business segments. However, the nature and extent of the DHC’s exposure to market risk has changed substantially with its acquisition of Covanta on March 10, 2004.

     In the normal course of business, the Company is party to various financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. The Company’s policy is to enter into derivative transactions only to protect against fluctuations in interest rates and foreign currency exchange rates related to specific assets and liabilities. The Company’s policy is to not enter into derivative instruments for speculative purposes.

     The following is a summary discussion of the market risk inherent in Covanta’s business. Additional quantitative market risk disclosures for Covanta are included in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2003 and in DHC’s quarterly report on Form 10-Q for the period ended March 31, 2004.

  Interest Rate Risk

     Covanta’s long-term debt is subject to an adverse change in fair value if interest rates were to fall on fixed rate debt. For fixed rate debt, the potential increase in fair value from a 20 percent hypothetical decrease in the underlying June 30, 2004 market interest rates would be approximately $24.8 million.

     Covanta has project debt outstanding bearing interest at floating rates that could subject it to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Depending upon the contractual structure, interest rate risk on project debt may be borne by municipal clients because debt service is passed through to those clients.

Item 4. Controls and Procedures

     DHC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of DHC’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the results of that evaluation, DHC’s Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted below, as of the end of the period covered by this period report, DHC’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by DHC in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

     DHC’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by DHC in reports it files or submits under the Exchange Act is recorded, processed, and summarized and reported within the three periods specified in the SEC’s rules and forms.

     DHC’s management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within DHC have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

     There has been no change in DHC’s internal control over financial reporting during DHC’s quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, DHC’s internal control over financial reporting.

Part II
Other Information

Item 1. Legal Proceedings

     See Note 17 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On June 11, 2004, DHC issued 8.75 million shares of its common stock to Laminar upon conversion of a portion of a note held by Laminar. Pursuant to the terms of a note purchase agreement entered into December 2, 2003, DHC converted $13.4 million in principal amount of such note at a price of $1.53 per share. The issuance of such shares of common stock was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 3.1 — Amended By Laws

Exhibit 31.1 — Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 from Chief Executive Officer

Exhibit 31.2 — Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 from Chief Financial Officer

Exhibit 32.1 — Certification of Periodic Financial Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 from Chief Executive Officer

Exhibit 32.2 — Certification of Periodic Financial Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 from Chief Financial Officer

(b)	Reports on Form 8-K:

DHC filed Current Reports on Form 8-K as follows:

Date	Description
April 5, 2004	Reporting under Items 5 and 7 Samuel Zell’s intention to step down as both the President and the Chief Executive Officer and as a member of the Board of Directors of Danielson Holding Corporation not later than December 31, 2004.

April 27, 2004	Reporting under Items 5 and 7 that Jeffrey R. Horowitz has been named as the interim President and the Chief Executive Officer of Danielson Holding Corporation.

May 11, 2004	Amendment to the Current Report on Form 8-K/A is filed to amend Item 7 of the Form 8-K filed on March 11, 2004 to file (1) as an exhibit and to incorporate by reference herein certain items of the Covanta Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2004, for the fiscal year ended December 31, 2003, including those required by Item 7(a) hereof, and (2) pro forma financial statements required by Item 7(b) hereof.

May 18, 2004	Amendment to the Current Report on Form 8-K/A (Amendment No. 2) is filed to amend the Current Report on Form 8-K/A (Amendment No. 1) to the Current Report Form 8-K filed on March 11, 2004. This Amendment No. 2 is filed to amend and restate in its entirety Item 7(b) solely to correct computational errors in the formula to calculate foreign taxes related to CPIH, to supplement Item 7(c) of Amendment No. 1, and to update the signature page and Exhibit 99.3. This Form 8-K/A does not reflect events occurring after the filing of Amendment No. 1, or modify or update disclosures therein in any way other than as required to reflect these changes.

May 18, 2004	Reporting under Item 7 the filing of the consents of independent auditors to the incorporation by reference of the reports into the Registration Statement on Form S-3 (No. 333-39144) of Danielson Holding Company.

June 15, 2004	Reporting under Items 5 and 7 the successful completion of Danielson Holding Corporation’s rights offering and the sale of shares of its common stock to D. E. Shaw Laminar Portfolios, L.L.C.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, Danielson Holding Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANIELSON HOLDING CORPORATION (Danielson Holding Corporation)
	By:	/s/ PHILIP G. TINKLER
Philip G. Tinkler
August 6, 2004		Chief Financial Officer