Form 10-Q
period 2004-09-30
DANIELSON HOLDING CORP
filed 2004-11-09
CIK 225648

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-6732

Danielson Holding Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-6021257
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

40 Lane Road, Fairfield, NJ 07004

(Address of Principal Executive Office) (Zip code)

(973) 882-9000

(Registrant’s telephone number including area code)

Two North Riverside Plaza, Suite 600
Chicago, IL 60606

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at November 1, 2004
Common Stock, $0.10 par value	72,816,011 shares

DANIELSON HOLDING CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

DANIELSON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
ENERGY:
OPERATING REVENUES:
Service Revenues	$112,437	$—	$261,826	$—
Electricity and Steam Sales	54,893	—	124,153	—
Other	821	—	1,147	—

Total Energy Operating Revenues	168,151	—	387,126	—

OPERATING EXPENSES:
Plant Operating Expenses	107,897	—	244,194	—
Depreciation and Amortization	16,855	—	36,639	—
Net Interest on Project Debt	10,218	—	23,194	—
Other Operating Costs and Expenses	265	—	893	—
Selling, General and Administrative Expenses	9,814	—	22,209	—
Other	(515)	—	(530)	—

Total Energy Operating Expenses	144,534	—	326,599	—

Operating Income from Energy	23,617	—	60,527	—

INSURANCE SERVICES:
OPERATING REVENUES:
Gross Earned Premiums	3,822	9,170	14,825	30,918
Ceded Earned Premiums	(21)	(774)	(508)	(2,314)

Net Earned Premiums	3,801	8,396	14,317	28,604
Net Investment Income	654	909	1,872	3,107
Net Realized Investment Gains (Losses)	30	(438)	223	(142)
Other Income	110	42	138	253

Total Insurance Services’ Operating Revenues	4,595	8,909	16,550	31,822

OPERATING EXPENSES:
Gross Losses and Loss Adjustment Expenses	3,793	8,752	10,553	33,486
Ceded Losses and Loss Adjustment Expenses	(826)	(623)	(432)	(3,798)

Net Losses and Loss Adjustment Expenses	2,967	8,129	10,121	29,688
Policy Acquisition Expenses	744	1,987	3,011	6,719
General and Administrative	1,131	1,466	3,517	3,772

Total Insurance Services’ Operating Expenses	4,842	11,582	16,649	40,179

Operating Loss from Insurance Services	(247)	(2,673)	(99)	(8,357)

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
PARENT COMPANY:
Net Investment Income	55	70	175	296
Net Realized Investment Gains	—	—	151	687
Administrative Expenses	(1,662)	(943)	(4,164)	(3,400)

Operating Loss from Parent Company	(1,607)	(873)	(3,838)	(2,417)

Operating Income (Loss)	21,763	(3,546)	56,590	(10,774)

OTHER (EXPENSES) INCOME:
Interest (Expense), Net of Interest Income of $779 and $1,676	(9,760)	—	(31,591)	—
Equity in Net Income (Loss) of Unconsolidated Investments	7,609	104	13,196	(54,993)

Total Other (Expenses) Income	(2,151)	104	(18,395)	(54,993)

Income (Loss) Before Minority Interests and Provision for Income Taxes	19,612	(3,442)	38,195	(65,767)
INCOME TAX PROVISION	5,165	—	8,436	12
MINORITY INTERESTS, ENERGY	(1,632)	—	(3,922)	—

Net Income (Loss)	$12,815	$(3,442)	$25,837	$(65,779)

INCOME (LOSS) PER SHARE OF COMMON STOCK — BASIC	$0.18	$(0.07)	$0.43	$(1.39)

INCOME (LOSS) PER SHARE OF COMMON STOCK — DILUTED	$0.17	$(0.07)	$0.41	$(1.39)

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in Thousands)

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
ENERGY ASSETS:
Current:
Cash and Cash Equivalents	$89,491	$—
Restricted Funds for Emergence Costs	39,590	—
Restricted Funds Held in Trust	141,212	—
Receivables (Less Allowances of $1,272)	111,733	—
Unbilled Service Receivables	51,221	—
Deferred Income Taxes	11,904	—
Prepaid Expenses and Other	53,851	—

Total Current Assets	499,002	—
Property, Plant and Equipment, Net	862,338	—
Restricted Funds Held in Trust	114,481	—
Unbilled Service Receivables	95,360	—
Other Noncurrent Receivables	12,899	—
Service and Energy Contracts (Net of Accumulated Amortization of $11,347)	192,389	—
Other Intangible Assets	894	—
Investments In and Advances to Investees and Joint Ventures	72,341	—
Other Assets	27,196	—

Total Energy Assets	1,876,900	—

PARENT COMPANY’S AND INSURANCE SERVICES’ ASSETS:
Cash and Cash Equivalents	23,170	17,952
Restricted Cash, Covanta Escrow	—	37,026
Investments:
Fixed Maturity Debt, Available for Sale at Fair Value (Cost: $60,332 and $69,840)	60,590	70,656
Equity Securities, Available for Sale at Fair Value (Cost: $1,324 and $367)	1,330	401
Accrued Investment Income	573	966
Premium and Consulting Receivables, Net of Allowances of $474 and $462	920	2,261
Reinsurance Recoverable on Paid Losses, Net of Allowances of $1,928 and $1,898	1,058	1,448
Reinsurance Recoverable on Unpaid Losses, Net of Allowances of $282 and $237	16,504	18,238
Ceded Unearned Premiums	—	508
Properties, Net	271	254
Investments in Unconsolidated Marine Services Subsidiaries	4,828	4,425
Deferred Financing Costs (Net of Amortization of $1,024 in 2003)	—	6,145
Deferred Income Taxes	71,309	—
Other Assets	1,759	2,368

Total Parent Company’s and Insurance Services’ Assets	182,312	162,648

Total Assets	$2,059,212	$162,648

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION — (Continued)
(Dollars in Thousands)

	(Unaudited)
	September 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
ENERGY LIABILITIES:
Current:
Current Portion of Long-term Debt	$108	$—
Current Portion of Project Debt	104,385	—
Accounts Payable	21,277	—
Income Tax Payable	3,290	—
Accrued Expenses	106,815	—
Accrued Emergence Costs	39,590	—
Deferred Revenue	16,810	—

Total Current Liabilities	292,275	—
Long-term Debt	318,330	—
Project Debt	827,713	—
Deferred Income Taxes	225,767	—
Other Liabilities	116,887	—

Total Energy Liabilities	1,780,972	—

PARENT COMPANY’S AND INSURANCE SERVICES’ LIABILITIES:
Unpaid Losses and Loss Adjustment Expenses	66,741	83,380
Unearned Premiums	1,099	4,595
Funds Withheld on Ceded Reinsurance	1,542	1,516
Interest Payable	—	400
Parent Company Debt Payable to Related Parties	—	40,000
Bank Overdraft	—	1,436
Other Liabilities	3,692	3,530

Total Parent Company’s and Insurance Services’ Liabilities	73,074	134,857

Total Liabilities	1,854,046	134,857

MINORITY INTERESTS, ENERGY	83,174	—

STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 par value; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common Stock ($0.10 par value; authorized 150,000,000 shares; issued 72,824,307 and 35,793,440 shares; outstanding 72,813,511 and 35,782,644 shares)	7,282	3,579
Additional Paid-in Capital	190,245	123,446
Unearned Compensation	(119)	(289)
Accumulated Other Comprehensive Loss	(2,753)	(445)
Accumulated Deficit	(72,597)	(98,434)
Treasury Stock (Cost of 10,796 shares)	(66)	(66)

Total Stockholders’ Equity	121,992	27,791

Total Liabilities and Stockholders’ Equity	$2,059,212	$162,648

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2004
(Unaudited)
(Dollars In Thousands)

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-in	Unearned	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	(Loss) Income	(Deficit)	Shares	Amount	Total
Balance at December 31, 2003	35,793,440	$3,579	$123,446	$(289)	$(445)	$(98,434)	10,796	$(66)	$27,791
Stock Option Compensation Expense			164						164
Amortization of Unearned Compensation				145					145
Adjustment of Unearned Compensation for Terminated Employees	(5,015)		(25)	25					—
Shares Issued in Rights Offering, Net of Costs	27,438,118	2,744	38,277						41,021
Exercise of Options to Purchase Common Stock	937,241	93	5,355						5,448
Shares Cancelled in Exercise of Options	(89,477)	(9)	(785)						(794)
Conversion of Portion of Bridge Financing	8,750,000	875	12,513						13,388
Stock Purchase Rights Issued to Covanta Creditors (Note 2)			11,300						11,300
Comprehensive (Loss), Net of Income Taxes:
Net Income						25,837			25,837
Foreign Currency Translation					(1,723)				(1,723)
Net Unrealized (Loss) on Available for Sale Securities					(585)				(585)

Total Comprehensive Income (Loss)									23,529

Balance at September 30, 2004	72,824,307	$7,282	$190,245	$(119)	$(2,753)	$(72,597)	10,796	$(66)	$121,992

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
OPERATING ACTIVITIES
Net Income (Loss)	$25,837	$(65,779)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used in) Operating Activities:
Net Gain on Investment Securities	(383)	(2,436)
Other Than Temporary Decline in Fair Value of Investment Securities	—	1,891
Depreciation and Amortization	36,729	163
Amortization of Deferred Financing Costs	7,045	—
Amortization of Project Debt Premium and Discount	(7,370)	—
Accretion on Principal of Senior Secured Notes	1,884
Provision for Doubtful Accounts	975	—
Stock Option and Unearned Compensation Expense	308	389
Interest Accretion and Amortization	373	140
Undistributed (Earnings) Loss of Unconsolidated Marine Services Subsidiaries	(403)	55,051
Equity Earnings of Unconsolidated Energy Subsidiaries	(12,792)	—
Deferred Income Taxes	(226)	—
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
Accrued Investment Income	347	293
Restricted Funds for Emergence Costs	60,396	—
Receivables	28,379	—
Unbilled Service Receivables	6,638	—
Premium and Consulting Receivables	1,341	2,897
Reinsurance Recoverable on Paid Losses	389	1,435
Reinsurance Recoverable on Unpaid Losses	1,735	775
Ceded Unearned Premiums	508	13
Other Assets	14,687	1,756
Unpaid Losses and Loss Adjustment Expenses	(16,640)	(13,460)
Unearned Premiums	(3,496)	(1,798)
Reinsurance Payables and Funds Withheld	84	—
Accounts Payable	(2,294)	—
Accrued Expenses	(4,821)	—
Accrued Emergence Costs	(60,396)	—
Deferred Revenue	(1,723)	—
Interest Payable	(400)	—
Other Liabilities	(1,014)	1,488
Other, Net	5,310	27

Net Cash Provided by (Used in) Operating Activities	81,007	(17,155)

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
INVESTING ACTIVITIES
Decrease in Restricted Cash, Covanta Escrow	37,026	—
Purchase of Covanta	(36,400)	—
Cash Acquired of Covanta	66,875	—
Collection of Notes Receivable from Affiliate	—	6,036
Proceeds from the Sale of Investment Securities	24,659	39,726
Purchase of Investment Securities	(16,052)	(26,483)
Purchase of Property, Plant and Equipment	(6,916)	(29)
Distributions Received from Unconsolidated Subsidiaries	6,996	—
Proceeds from the Sale of Businesses	1,844	—
Other	61	(1,599)

Net Cash Provided by Investing Activities	78,093	17,651

FINANCING ACTIVITIES
Bank Overdrafts	(1,436)	—
Cash Received for Restricted Stock		14
Proceeds from Rights Offering	41,020	—
Proceeds from the Exercise of Options for Common Stock	3,330	—
Repayment of Bridge Financing	(26,612)	—
Borrowings for Facilities	1,208	—
Payment of Recourse Debt	(12,604)	—
Payment of Project Debt	(14,932)	—
Increase in Restricted Funds Held in Trust	(47,097)	—
Distribution to Minority Partners	(6,368)	—
Parent Company Debt Issue Costs	(900)	—

Net Cash Provided by (used in) Financing Activities	(64,391)	14

Net Increase in Cash and Cash Equivalents	94,709	510
Cash and Cash Equivalents at Beginning of Period	17,952	9,939

Cash and Cash Equivalents at End of Period	$112,661	$10,449

Supplemental Information:
Cash Paid During the Period For:
Interest	$44,352	$—
Income Taxes	$20,797	$—

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

Covanta is engaged in developing, constructing, owning and operating for others, key infrastructure for the conversion of waste-to-energy, independent power production and the treatment of water and waste water in the United States and abroad. On March 10, 2004, Covanta consummated a plan of reorganization and emerged from its reorganization proceeding under Chapter 11. Pursuant to the plan of reorganization (“Covanta Reorganization Plan”), DHC acquired 100% of the equity in Covanta. This transaction is more fully described in Note 2. Four of Covanta’s subsidiaries, which related to two projects, have not reorganized or filed a liquidation plan under the Bankruptcy Code (the “Remaining Debtors”). While Covanta exercises significant influence over the operating and financial policies of these four subsidiaries, these four subsidiaries will continue to operate as debtors-in-possession in the Chapter 11 cases until they organize or liquidate. Because any plan of reorganization or liquidation relating to these debtors would have to be approved by the Bankruptcy Court, and possibly their respective creditors, neither the Company nor Covanta controls the ultimate outcome of their respective Chapter 11 cases. Accordingly, Covanta no longer includes those four subsidiaries in its consolidated financial statements. Covanta’s investment in these four subsidiaries is recorded using the equity method effective as of March 10, 2004. Unless these subsidiaries emerge from bankruptcy under Covanta’s control, it is unlikely that they will contribute to Covanta’s results of operations.

DHC holds all of the voting stock of Danielson Indemnity Company (“DIND”). DIND owns 100% of the common stock of National American Insurance Company of California, DHC’s principal operating insurance subsidiary, which owns 100% of the common stock of Valor Insurance Company, Incorporated. National American Insurance Company of California and its subsidiaries are collectively referred to herein as “NAICC”. The operations of NAICC are in property and casualty insurance. NAICC writes non-standard private automobile insurance in the western United States, primarily California. Effective September 7, 2003, NAICC discontinued writing all commercial automobile insurance. Effective January, 2002, NAICC discontinued writing all workers’ compensation insurance.

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

DHC acquired a 100% ownership interest in ACL in May, 2002, thereby entering into the marine transportation, construction and related service provider businesses. On January 31, 2003, ACL and many of its subsidiaries and its immediate direct parent entity, American Commercial Lines Holdings, LLC, referred to herein as “ACL Holdings,” filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11. Material uncertainty exists as to the impact of the bankruptcy on DHC’s equity interest in ACL upon the conclusion of ACL’s bankruptcy proceeding. While it cannot presently be determined, DHC believes that its investment in ACL is likely to have little or no value upon the completion of that bankruptcy proceeding. (See discussion in Note 3.) Accordingly, DHC attributes no value to its investment in ACL on its financial statements. DHC, its subsidiaries and equity investees, operating in the marine services industries, are not guarantors of ACL’s debt, nor are they contractually liable for any of ACL’s liabilities. In the event of the liquidation and sale of ACL’s assets or other plan terminations, under certain circumstances, statutory obligations for ACL’s ERISA qualified pension plans could be imposed upon us.

As a result of the ACL bankruptcy filing, DHC no longer maintains control of ACL. Accordingly, beginning for the year ended December 31, 2003, DHC has accounted for its investments in ACL, Global Materials Services, LLC (“GMS”) and Vessel Leasing, LLC (“Vessel Leasing”) using the equity method of accounting. GMS is a joint venture of DHC, ACL and a third party in which DHC held a 5.4% interest. It is engaged in the marine terminal business. Both ACL and DHC sold their respective interests in GMS as of October 6, 2004. Vessel Leasing is a joint venture of ACL and DHC which leases barges to ACL. DHC owns a 50% direct interest in Vessel Leasing and ACL holds the remaining 50%. Under the equity method of accounting, DHC reports its share of the equity investees’ income or loss based on its ownership interest. DHC has fully written off its investment in ACL, accordingly DHC ceased recognizing losses on its investment as DHC is not liable either directly or as guarantor for such losses.

SZ Investments, L.L.C., a significant stockholder of DHC, and a company affiliated with Samuel Zell, former Chairman of DHC’s Board of Directors, William Pate, DHC’s current Chairman of the Board of Directors and Philip Tinkler, DHC’s former Chief Financial Officer, is a holder through its affiliate, HY I Investments, L.L.C., of approximately 42% of ACL’s senior notes and payment-in-kind notes. As a result, a special committee of DHC’s Board of Directors was formed in November 2002, composed solely of disinterested directors, to oversee DHC’s investment in ACL and its related Chapter 11 bankruptcy proceedings.

Covanta Energy Corporation is referred to herein as “Energy” or as “Covanta”. “Domestic Covanta” refers to Covanta and its subsidiaries engaged in the waste-to-energy, water and independent power businesses in the United States; and “CPIH” refers to Covanta’s subsidiary, Covanta Power International Holdings, Inc. and its subsidiaries engaged in the independent power business outside the United States. DHC’s insurance subsidiaries are referred to herein as “Insurance Services”. ACL, GMS and Vessel Leasing are together referred to herein as “Marine Services”.

The December 31, 2003 consolidated financial statements include the accounts of DHC and DIND and their consolidated subsidiaries. The September 30, 2004 consolidated financial statements include the accounts of DHC, DIND and Covanta and their consolidated subsidiaries. All intercompany accounts and transactions have been eliminated. As previously mentioned, DHC’s investments in ACL and its consolidated subsidiaries, GMS and Vessel Leasing, are included in the consolidated financial statements using the equity method of accounting.

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

This agreement was amended on February 23, 2004 which reduced the purchase price and released from an escrow account $0.2 million to purchase DHC’s equity interest in Covanta Lake, Inc. A limited liability company was formed by DHC and one of Covanta’s subsidiaries and it acquired an equity interest in Covanta Lake II, Inc., an indirect subsidiary of Covanta, in a transaction separate and distinct from the acquisition of Covanta out of bankruptcy.

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

The following table summarizes a preliminary allocation of values to the assets acquired and liabilities assumed at the date of acquisition in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 109 “Accounting for Income Taxes”. In addition to the value allocation adjustments, Covanta’s emergence from Chapter 11 proceedings on March 10, 2004 resulted in Covanta becoming a new reporting entity and adoption of fresh start accounting as of that date, in accordance with AICPA Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under Bankruptcy Code”. Preliminary fair value determinations of the tangible and intangible assets were made by management based on anticipated discounted cash flows using currently available information. Management’s estimate of the fair value of long term debt was based on the new principal amounts of recourse debt that was part of the reorganized capital structure of Covanta upon emergence. Management’s estimate of the fair value of project debt was based on market information available to the Company. The Company has engaged valuation consultants to review its valuation methodology and their work is ongoing.

In accordance with SFAS No. 141, the preliminary purchase price allocation is subject to additional adjustment within one year after the acquisition as additional information on asset and liability valuations becomes available. The Company expects that adjustments to recorded fair values may include those relating to:

•	property, plant, and equipment, intangibles, debt, and equity investments, all of which may change based on consideration of additional analysis by the Company and its valuation consultants;

•	accrued expenses which may change based on identification of final fees and costs associated with Covanta’s emergence from bankruptcy, resolution of disputed claims, and completion of Chapter 11 cases relating to the Remaining Debtors;

•	the final principal amount of the unsecured notes (recorded as an estimated principal amount of $28 million, which estimate excludes any notes that may be issued if and when Remaining Debtors emerge from bankruptcy), and which will be adjusted based upon the resolution of claims of creditors entitled to such notes as distributions; and

•	tax liabilities, which may be adjusted based upon additional information to be received from taxing authorities.

The following depicts the summary balance sheet of Covanta after the purchase price allocation as of March 10, 2004 (in thousands of dollars):

Current Assets	$519,467
Property, Plant and Equipment	886,259
Intangible Assets	203,036
Other Assets	328,162

Total Assets Acquired	$1,936,924

Current Liabilities	$367,396
Long-term Debt	328,053
Project Debt	850,521
Deferred Income Taxes	145,412
Other Liabilities	198,017

Total Liabilities Assumed	$1,889,399

Net Assets Acquired	$47,525

The acquired intangible assets of $203.0 million primarily relate to service agreements on publicly owned waste-to-energy projects with an approximate 17-year weighted average useful life. However, many such contracts have remaining lives that are significantly shorter.

In its initial purchase price allocation as of March 10, 2004, goodwill of $24.5 million was recorded to reflect the excess of cost over the preliminary fair value of acquired net assets. The Company has subsequently refined various estimates of fair values of the assets acquired and liabilities assumed. The most significant adjustments were decreases of (a) property, plant and equipment — net of $148.5 million, (b) intangible assets of $115.1 million, (c) deferred income tax liabilities of $160.4 million and (d) other liabilities of $128.7 million. Goodwill was eliminated as a result of these fair value adjustments and the resulting excess of fair value over the purchase price paid was allocated on a pro rata basis to reduce the carrying value of the Company’s eligible non-current assets.

The results of operations from Covanta are included in DHC’s consolidated results of operations from March 11, 2004. The following table sets forth certain unaudited consolidated operating results for the quarter and nine months ended September 30, 2004 and 2003, as if the acquisition of Covanta were consummated on the same terms at the beginning of each period (in thousands of dollars, except per share amounts).

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(Actual)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Total Revenues	$172,801	$192,908	$541,417	$609,886
Income (Loss) from continuing operations before change in accounting principle	$12,815	$736	$31,221	$(44,157)
Cumulative effect of change in accounting principle	—	—	—	$(8,538)
Net Income (Loss)	$12,815	$736	$31,221	$(52,695)
Basic Income (Loss) per Share:
Income (Loss) from continuing operations	$0.18	$0.02	$0.52	$(0.93)
Cumulative Effect of accounting change	—	—	—	(0.18)
Net Income (Loss) per Share	$0.18	$0.02	$0.52	$(1.11)
Diluted Net Income (Loss) per Share	$0.17	$0.02	$0.50	$(1.11)

As part of the investment and purchase agreement, DHC arranged for a new $118.0 million replacement letter of credit facility for Covanta, secured by a second lien on Covanta’s domestic assets. This financing was provided by SZ Investments, L.L.C., a DHC stockholder (“SZ Investments”), Third Avenue Trust, on behalf of Third Avenue Value Fund Series, a DHC stockholder (“Third Avenue”), and D. E. Shaw Laminar Portfolios, L.L.C., a creditor of Covanta and a DHC stockholder (“Laminar”). Subsequent to the signing of the investment and purchase agreement, each of Third Avenue, Laminar and SZ Investments assigned approximately 30% of their participation in the second lien letter of credit facility to Goldman Sachs Credit Partners, L.P. and Laminar assigned the remainder of its participation in the second lien letter of credit facility to TRS Elara, LLC. In addition, in connection with a note purchase agreement described below, Laminar arranged for a $10.0 million revolving loan facility for CPIH, secured by CPIH’s assets. Covanta also paid an upfront fee of $2.4 million upon entering into the second lien credit agreement, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000 and, (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit.

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

As part of DHC’s negotiations with Laminar and its becoming a 5% stockholder, pursuant to a letter agreement dated December 2, 2003, Laminar has agreed to additional restrictions on the transferability of the shares of DHC common stock that Laminar holds or will acquire. Further, in accordance with the transfer restrictions contained in Article Fifth of DHC’s charter restricting the resale of DHC common stock by 5% stockholders, DHC has agreed with Laminar to provide it with limited rights to resell the DHC common stock that it holds. Finally, pursuant to its agreement with the Bridge Lenders on July 28, 2004, DHC has filed a registration statement with the SEC to register the shares of DHC common stock issued to or acquired by them under the note purchase agreement. The registration statement was declared effective on August 24, 2004.

Samuel Zell, DHC’s former Chairman of the Board of Directors, Philip Tinkler, DHC’s former Chief Financial Officer and William Pate, current Chairman of DHC, are affiliated with SZ Investments. David Barse, Director of DHC, is affiliated with Third Avenue. The note purchase agreement and other transactions involving the Bridge Lenders were negotiated, reviewed and approved by a special committee of DHC’s Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.

See Notes 7 through 9 for additional information regarding Covanta’s credit and debt arrangements.

Note 3. ACL Chapter 11 Filing

During 2002, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth. Due to these factors, ACL’s revenues and earnings did not meet expectations and ACL’s liquidity was significantly impaired. Debt covenant violations occurred and, as a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003 (the “Petition Date”), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) to reorganize under Chapter 11 under case number 03-90305. Included in the filing were ACL, ACL’s direct parent (ACL Holdings), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the “Debtors”) under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court under case number 03-90305. The Chapter 11 petitions do not cover any of ACL’s foreign subsidiaries or certain of its U.S. subsidiaries.

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

The Debtors have entered into a Revolving Credit and Guaranty Agreement (“DIP Credit Facility”) that provides up to $75 million of financing during ACL’s Chapter 11 proceeding. As of December 26, 2003, participating bank commitments under the DIP Credit Facility totaled $75 million, consisting of a $50 million term loan and a $25 million revolving credit facility. Of this amount, the Debtors had fully drawn the $50 million term loan, which was used to retire ACL’s Pre-Petition Receivables Facility and which continues to be used to fund the Debtors’ day-to-day cash needs. The Debtors have made no draws against the revolving credit facility. In the first quarter of 2004, the Debtors repaid $8 million of the term loan. In the second quarter of 2004, the Debtors repaid $ 25.8 million of the term loan. In the third quarter of 2004, the debtors repaid $4.9 million of the term loan. Each payment permanently reduced the amount available under the DIP Credit Facility. As of September 30, 2004, participating bank commitments remaining under the DIP Credit Facility totaled $36.3 million, consisting of $11.3 million remaining on a fully-drawn term loan and a $25 million revolving credit facility. Total amounts drawn under the DIP Credit Facility are limited by a borrowing base (as defined in the DIP Credit Facility). The borrowing base limit was approximately $69.3 million as of September 30, 2004 and is updated weekly. The DIP Credit Facility is secured by the same and additional assets that collateralized ACL’s Senior Credit Facilities and Pre-Petition Receivables Facility, and bears interest, at ACL’s option, at London Inter Bank Offered Rates (“LIBOR” or “LIBOR” Rates) plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the facility.

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

The Debtors also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Under these Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and ACL’s equity investor may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value, and the membership interests of ACL’s equity investor being diluted or cancelled. The Debtors’ pre-petition creditors and ACL’s equity investor will each have a vote to approve or disapprove the plan of reorganization.

The Chapter 11 process presents inherent material uncertainty; it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Debtors will continue to operate in their present organizational structure, or the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors and equity holder. The ultimate recovery, if any, by creditors and DHC will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. While it cannot be presently determined, DHC believed it will receive little or no value with respect to its equity interest in ACL Holdings or ACL. Accordingly, DHC wrote off its remaining investment in ACL at the end of the first quarter of 2003 as an other than temporary asset impairment. (See Note 5.)

On April 23, 2004, ACL announced the sale of its ownership interest in UABL Limited (“UABL”), a South American barging and terminalling company, and other assets being used by UABL for $24.1 million of cash and other consideration. The sale transaction closed on April 23, 2004. In connection with the UABL sale, ACL recorded a pre-tax loss of $35.2 million.

On June 8, 2004, ACL filed a Motion for Order Approving Sale Procedures, Break-Up Fee and Authorizing the Employment of Environmental Consultants to establish procedures for the sale of its 50% membership interest in GMS, to request approval of a break-up fee for a proposed “stalking horse” bidder for ACL’s membership interest in GMS, to fix procedures for rights of access and due diligence by bidders, and to authorize the employment of a consulting firm to prepare certain environmental reports. The proposal by the stalking horse bidder also included a proposal for the coterminous acquisition of DHC’s 5.4% membership interest in GMS. Midsouth Terminal Company L.P. (“MST”), the holder of the remaining interests in GMS, filed an objection to ACL’s motion and asserted their right of first refusal to acquire ACL’s membership interest in GMS pursuant to GMS’ Amended and Restated Limited Liability Company Operating Agreement dated May 25, 2002. At a hearing of the Bankruptcy Court, an order was issued on June 24, 2004 granting the Motion, as amended, establishing sale procedures, a break-up fee, and authorizing the employment of environmental consultants, and preserving the rights of MST to elect to exercise any right of first refusal it may have, subject to further court review, on the same terms and conditions as the stalking horse bidder, and further provided such exercise occurred on or before July 14, 2004. On July 13, 2004, MST notified ACL that it desired to exercise its right of first refusal to acquire ACL’s membership interest in GMS.

During September, 2004 DHC and MST agreed on terms with respect to the sale of DHC’s membership interest in GMS. On September 29, 2004, the Bankruptcy Court approved the sale to MST of ACL’s membership interest in GMS as well as the sale to MST of DHC’s membership interest in GMS. On October 6, 2004, the parties consummated the sale of ACL’s and DHC’s membership interests in GMS to MST. DHC received approximately $1.5 million in connection with this transaction. DHC does not expect to recognize a significant gain or loss or this transaction.

On September 10, 2004, ACL filed in the Bankruptcy Court a plan of reorganization (the “ACL Plan”) on behalf of itself and the other debtors. The ACL Plan provides for among other things, various distributions to creditors, and provides that 100% of the equity in ACL will be held by a newly-formed holding company owned by certain of ACL’s creditors. DHC’s ownership interest in ACL is expected to be cancelled under the ACL Plan, and DHC is expected to receive warrants entitling it to purchase up to 168,230 shares of such holding company, representing 3% of the total number of issued shares therein.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, cash flows and taxable income from future operations, allowances for doubtful accounts receivable, and liabilities related to pension obligations, and for workers’ compensation, severance and certain litigation.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with an original maturity of less than three months when purchased. DHC, from time to time, has cash in banks in excess of federally insured limits. Cash and cash equivalents are stated at cost, which approximates fair value.

Deferred Financing Costs

At September 30, 2004 and 2003, the Company had $5.4 million and $0, respectively of net deferred financing costs recorded on the condensed consolidated balance sheet.

These costs were incurred in connection with arranging its various financing arrangements. These costs are being amortized over the expected period that the related financing will be outstanding. Amortization for three and nine months ended September 30, 2004 were $0.2 million and $7.6 million, respectively, and was included in interest expense on the condensed consolidated statements of operations.

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

Incentive Compensation Plans

Stock-based compensation cost is measured using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for the Company’s directors and employees. Pro forma net income (loss) and income (loss) per share are disclosed below as if the fair value based method of accounting under SFAS No. 123 had been applied to all stock-based compensation awards.

	(In Thousands Of Dollars, Except Per Share Amounts)
	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net Income (Loss) As Reported	$12,815	$(3,442)	$25,837	$(65,779)
Pro Forma Compensation Expense	(111)	(577)	(133)	(1,732)
Less:
Stock Option Expense Recorded	144	24	164	73

Pro Forma Net Income (Loss)	$12,848	$(3,995)	$25,868	$(67,438)

Basic Earnings (Loss) Per Share:
As Reported	$0.18	$(0.07)	$0.43	$(1.39)
Pro Forma	$0.18	$(0.08)	$0.43	$(1.42)
Diluted Earnings (Loss) Per Share:
As Reported	$0.17	$(0.07)	$0.41	$(1.39)
Pro Forma	$0.17	$(0.08)	$.0.41	$(1.42)

Note: Pro Forma compensation expense for the quarter and nine months ended September 30, 2004 includes adjustments for forfeitures of unvested options. Such adjustments exceeded compensation expense disclosed for outstanding unvested options for the quarter and nine months ended September 30, 2004.

Energy

Service Revenues

Covanta’s revenues are generally earned under contractual arrangements. Service revenues include:

•	Fees earned under contract to operate and maintain waste-to-energy, independent power and water facilities

•	Fees earned to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the municipal client pursuant to applicable service agreements. Regardless of the timing of amounts paid by the municipal client relating to project debt principal, Covanta records service revenue with respect to this principal component on a levelized basis over the term of the agreement. Long term unbilled service receivable related to waste-to-energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt;

•	Fees earned for processing waste in excess of service agreement requirements;

•	Tipping fees earned under waste disposal agreements; and

•	Other miscellaneous fees such as revenue for scrap metal recovered and sold.

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

Pass Through Costs

Pass through costs are costs for which Covanta receives a direct contractually committed reimbursement from the client who sponsors the project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net in Covanta’s financial statements. Total pass through expenses for the periods March 11, 2004 through September 30, 2004, January 1, 2004 through March 10, 2004, and the first nine months of 2003 were $25.5 million, $10.0 million, and $39.9 million, respectively.

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

Service and Energy Contracts

As of March 10, 2004, service and energy contracts were recorded at their estimated fair values based upon discounted cash flows from the service contracts on publicly owned projects and the above market portion of the energy contracts on Covanta owned projects using currently available information. Amortization is calculated by the straight-line method over the estimated remaining weighted average life of the agreements of 17 years. However, many of such contracts have remaining lives that are significantly shorter.

Estimated amortization over the next five years is as follows (in thousands of dollars):

2004 (after September 30, 2004)	$4,877
2005	19,512
2006	19,512
2007	19,158
2008	17,389
2009	17,389

Service Revenues and Unbilled Service Receivables

The following table summarized the components of Service Revenues for the nine months and three months ended September 30, 2004 (in thousands of dollars):

	For the period
	March 11, 2004	Three months
	through	ended
	September 30,	September 30,
	2004	2004
Service Revenue unrelated to project debt	$219,750	$93,680
Revenue earned explicitly to service project debt-principal	24,745	11,117
Revenue earned explicitly to service project debt-interest	17,331	7,640

Total service revenue	$261,826	$112,437

As of March 10, 2004, unbilled service receivables were recorded at their estimated fair value based upon discounted cash flows. Unbilled service receivables include fees earned to service project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the municipality pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by municipalities relating to project debt principal, the Company records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to waste-to-energy operations were discounted in recognizing the present value for services performed currently in order to service the principal component of project debt.

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

Long-Lived Assets

Covanta assesses the potential for the impairment of long-lived assets to be held and used by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. If the carrying value of such assets is greater than the anticipated future undiscounted cash flows of those assets, Covanta would measure and record the impairment amount, if any, as the difference between the carrying value of the assets and the fair value of those assets.

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

Insurance Services

Investments

Insurance Services’ fixed maturity debt and equity securities portfolio are classified as “available for sale” and are carried at fair value. Changes in fair value are credited or charged directly to stockholders’ equity as unrealized gains or losses, respectively. “Other than temporary” declines in fair value are recorded as realized losses in the statement of operations and the cost basis of the security is reduced.

Deferred Policy Acquisition Costs

Insurance Services’ deferred policy acquisition costs, consisting principally of commissions and premium taxes paid at the time of issuance of the insurance policy, are deferred and amortized over the period during which the related insurance premiums are earned. Deferred policy acquisition costs are limited to the estimated future profit after anticipated losses and loss adjustment expenses (“LAE”) (based on historical experience), maintenance costs, policyholder dividends, and anticipated investment income. Deferred policy acquisition costs were $0.2 million and $1.4 million at September 30, 2004 and September 30, 2003, respectively.

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

Insurance Services cedes reinsurance on an excess of loss basis for workers’ compensation risks in excess of $0.5 million per occurrence prior to April 2000 and $0.2 million per occurrence thereafter. For commercial automobile lines, NAICC ceded reinsurance on an excess of loss basis for exposure in excess of $0.25 million per occurrence. Various quota share treaties had been in place for non-standard automobile prior to 2002 as well as property and casualty business incepting prior to 1978.

Insurance Services accounts for its reinsurance contracts which provide indemnification by reducing earned premiums for the amounts ceded to the reinsurer and establishing recoverable amounts for paid and unpaid losses and LAE ceded to the reinsurer. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk generally do not meet conditions for reinsurance accounting and are accounted for as deposits. For the three and nine months ended September 30, 2004 and 2003, Insurance Services had no reinsurance contracts which were accounted for as deposits.

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

Insurance Services establishes an allowance for premium receivables and reinsurance recoverables through a charge to general and administrative expenses based on historical experience. After all collection efforts have been exhausted, Insurance Services writes off the receivable balances and reduces the previously established reserve.

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

Note 5. Equity in Net Income and Losses of Unconsolidated Subsidiaries

DHC wrote off its investment in ACL during the quarter ended March 28, 2003. The GMS and Vessel Leasing investments were not considered by DHC to be impaired. The reported net income (loss) for the quarters and nine months ended September 30, 2004 and 2003, included, under the caption “Equity in Net Income Loss of Unconsolidated Investments”, the following components (in thousands of dollars):

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
ACL’s Reported Loss	$—	$—	$—	$(46,998)
Other Than Temporary Impairment of Remaining Investment in ACL as of March 28, 2003	—	—	—	(8,205)

Total ACL Loss	—	—	—	(55,203)
GMS Income (Loss)	150	35	157	9
Vessel Leasing Income	72	69	247	201

Equity in Net Income (Loss) of Unconsolidated Marine Services Subsidiaries	222	104	404	(54,993)
Equity in Net Income of Unconsolidated Energy Investments	7,387	—	12,792	—

	$7,609	$104	$13,196	$(54,993)

Activity in the equity investees for the three and nine months ended September 30, 2004 and September 30, 2003 was as follows (in thousands of dollars):

	Quarter Ended September 30, 2004
				Haripur Barge
		Vessel	Quezon Power	Plant
	ACL	Leasing	(The Philippines)	(Bangladesh)
Revenues	$158,716	$1,152	$55,446	$9,257
Operating (Loss) Income*	10,462	671	30,571	4,766
Net (Loss) Income	(1,531)	143	21,367	2,134

	Quarter Ended
	September 30, 2003
		Vessel
	ACL	Leasing
Revenues	$149,969	$1,152
Operating Income*	8,823	673
Net (Loss) Income	(4,162)	137

	Nine Months Ended September 30, 2004
				Haripur Barge
		Vessel	Quezon Power	Plant
	ACL	Leasing	(The Philippines)	(Bangladesh)
Revenues	$452,036	$3,544	$157,687	$27,150
Operating Income*	3,418	2,101	77,554	14,537
Net (Loss) Income	(73,861)	494	49,406	6,431

	Nine Months Ended
	September 30, 2003
		Vessel
	ACL	Leasing
Revenues	$449,751	$3,455
Operating (Loss) Income	(19,208)	2,029
Net (Loss) Income	(66,595)	401

*Before ACL Reorganization Expenses

The following table summarizes the results of operations for the Remaining Debtors for the period March 11, 2004 through September 30, 2004, and for the three months ended September 30, 2004. Due to uncertainty regarding the realizability of earnings of the Remaining Debtors, Covanta has not recognized the earnings set forth below (in thousands of dollars):

	For the Period
	March 11, 2004	For the Three Months
	Through	Ended
	September 30, 2004	September 30, 2004
Condensed Statements of Operations:
Revenues	$17,212	$6,938
Operating income	1,671	366
Net income	1,657	359

Note 6. Per Share Data

Per share data is based on the weighted average number of shares of common stock of DHC, par value $0.10 per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock. Such average shares were

72,757,890 and 47,413,289 for the three months ended September 30, 2004 and 2003, respectively, and 60,336,791 and 47,413,986 for the nine months ended September 30, 2004 and 2003, respectively. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for nonvested restricted stock, stock options, warrants, rights and convertible notes whether or not currently exercisable. Such average shares were 75,266,029 and 62,670,780 for the three and nine months ended September 30, 2004, respectively. Diluted earnings per share for the three and nine months ended September 30, 2003 do not include shares related to stock options and warrants because their effect was anti-dilutive.

5,120,853 shares of Common stock issued on December 2, 2003 pursuant to the note purchase agreement were included in the weighted average outstanding shares calculation as of March 10, 2004, the date on which certain conditions upon which the shares were contingently returnable were satisfied. The weighted average number of such shares included in the basic and diluted earnings per share calculation was 5,120,853 and 3,831,295 for the three and nine months ended September 30, 2004, respectively.

Options to purchase 145,000 shares of Common Stock at exercise prices ranging from $6.6875 to $7.0625 per share and options to purchase 2,887,043 shares of Common Stock at exercise prices ranging from $1.45 to $7.0625 per share were outstanding during the quarters ended September 30, 2004, and September 30, 2003, respectively. These options were not included in the computation of diluted earning per share because the options’ exercise price was greater than the average market price of the Common Stock. Options of 137,500 and 2,887,043 were outstanding as of September 30, 2004, and September 30, 2003, respectively.

Basic and diluted earnings per share and the average shares used in the calculation of basic and diluted earnings per share for all periods have been adjusted retroactively to reflect the bonus element contained in the rights offering issued on May 18, 2004.

Note 7. Credit Arrangements

In connection with the effectiveness of the Covanta Reorganization Plan and the consummation of the DHC acquisition, Covanta emerged from bankruptcy with a new debt structure. Domestic Covanta has two facilities which provide letters of credit and liquidity; the First Lien Facility and the Second Lien Facility.

•	The First Lien Facility provides commitments for the issuance of letters of credit contractually required in connection with one waste-to-energy facility. These letters of credit are currently required in the aggregate amount of approximately $128.0 million as of September 30, 2004, and the contractually required amount generally decreases semi-annually. The First Lien Facility has a term of five years, and requires cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. Covanta paid a 2% upfront fee (approximately $2.8 million) upon entering into the First Lien Facility, and will pay with respect to each issued letter of credit (i) a fronting fee equal to the greater of $500 or 0.25% per annum of the daily amount available to be drawn under such letter of credit, (ii) a letter of credit fee equal to 2.5% per annum of the daily amount available to be drawn under such letter of credit, and (iii) an annual fee of $1,500.

•	The Second Lien Facility provides commitments in the aggregate amount of $118 million, up to $10 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit supporting Covanta’s domestic and international businesses.

The Second Lien Facility has a term of five years and requires cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. The revolving loan component of the Second Lien Facility bears interest at either (i) 4.5% over a base rate with reference to either the Federal Funds rate of the Federal Reserve System or Bank One’s prime rate, or (ii) 6.5% over a formula Eurodollar rate, the applicable rate to be determined by Covanta (increasing by 2% over the then applicable rate in specified default situations). Covanta also paid an upfront fee of $2.4 million upon entering into the Second Lien Facility, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000, and (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit. As of September 30, 2004, letters of credit in the approximate aggregate amount of $70.9 million had been issued under the Second Lien Facility, and Covanta had not sought to make draws against the $10 million liquidity facility of the Second Lien Facility.

As of September 30, 2004, no cash collateral was required to be posted under the First and Second Lien Facilities.

Total fees of $6.3 million in connection with the above two facilities paid on March 10, 2004 have been capitalized and are being amortized over the life of the credit facilities on a straight line basis. Both facilities are secured by the assets of Covanta and certain of its domestic subsidiaries not subject to security interests existing at the Effective Date. The lien of the Second Lien Facility is junior to that of the First Lien Facility. The First Lien Facility and the Second Lien Facility are non-recourse to CPIH and its subsidiaries.

Also, CPIH and each of its domestic subsidiaries, which hold all of the assets and operations of Covanta’s international businesses (the “CPIH Borrowers”) entered into one secured liquidity facility (the “CPIH Revolving Credit Facility”).

The CPIH Revolving Credit Facility is secured by a first priority lien on the CPIH stock and substantially all of the CPIH Borrowers’ assets not otherwise subject to security interests existing as of the Effective Date, and consists of commitments for cash borrowings of up to $10 million for purposes of supporting the international businesses. This $10 million commitment however is subject to permanent reductions as CPIH asset sales occur. Permanent reductions to the original commitment are determined by applying 50% of all net asset sales proceeds as they occur subject to certain specified limits. The CPIH revolving credit facility has a maturity date of three years and to the extent drawn upon bears interest at the rate of either (i) 7% over a base rate with reference to either the Federal Funds rate, of the Federal Reserve System or Deutsche Bank’s prime rate, or (ii) 8% over a formula Eurodollar rate, the applicable rate to be determined by CPIH (increasing by 2% over the then applicable rate in specified default situations). CPIH also paid a 2% upfront fee of $0.2 million, and will pay (i) a commitment fee equal to 0.5% per annum of the average daily calculation of available credit, and (ii) an annual agency fee of $30,000. As of September 30, 2004, CPIH had not sought to make draws on this facility and the outstanding commitment amount has been reduced to $9.1 million.

The CPIH Revolving Credit Facility is non-recourse to Covanta and its other domestic subsidiaries.

Covanta and/or certain of its domestic subsidiaries are guarantors of performance obligations of some international projects or are the reimbursement parties with respect to letters of credit issued to secure obligations relating to some international projects. Covanta is entitled to reimbursements by CPIH of operating expenses incurred on behalf of the CPIH Borrowers and payments, if any, made with respect to the above mentioned guarantees and reimbursement obligations. Any such obligation to reimburse Covanta , should it arise, would be senior to the repayment of principal on the CPIH Term Loan.

Note 8. Long-Term Debt

Long-term debt (in thousands) consisted of the following:

September 30,
2004
High Yield Notes	$206,884
Unsecured Notes (estimated)	28,000
CPIH term loan facility	83,212
Other long-term debt	342

318,438
Less current portion of long term debt	(108)

Long-term debt	$318,330

•	Covanta also issued the High Yield Notes and issued or will issue the Unsecured Notes. The High Yield Notes and the Unsecured Notes are non-recourse to CPIH.

•	The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in seven years. Interest is payable at a rate of 8.25% per annum, semi-annually on the basis of the principal at final maturity; no principal is due prior to maturity of the High Yield Notes.

•	Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Covanta Reorganization Plan, and Covanta had issued Unsecured Notes in the aggregate amount of approximately $12.3 million as of September 30, 2004. An additional $11 million in Unsecured Notes were issued on October 4, 2004. Covanta expects to issue additional Unsecured Notes in a principal amount of approximately $5 million. Additional Unsecured Notes also may be issued to holders of allowed claims against the Remaining Debtors if and when they emerge from bankruptcy, and if the issuance of such notes is contemplated by the terms of any plan of reorganization confirmed with respect to such Remaining Debtors. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against Covanta’s operating subsidiaries which were reorganizing Debtors, and such amount will be determined when such claims are resolved through settlement or further proceedings in the Bankruptcy Court. The principal amount of Unsecured Notes indicated in the table above represents the expected liability upon completion of the claims process, excluding any additional Unsecured Notes that may be issued if and when the Remaining Debtors reorganize and emerge from bankruptcy. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004. Interest is payable semi-annually on the Unsecured Notes at a rate of 7.5% per annum; principal is paid annually in equal installment beginning in March, 2006. The Unsecured Notes mature in eight years.

Also, the CPIH Borrowers entered into the CPIH Term Loan Facility in the principal amount of up to $95 million, of which approximately $83 million was outstanding as of September 30, 2004. The CPIH Term Loan Facility is secured by a second priority lien on the same collateral as the CPIH Revolving Credit Facility, and bears interest at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable by adding it to the outstanding principal balance. The interest rate increases to 12.5% per annum in specified default situations. The CPIH Term Loan Facility matures in three years. The CPIH Term Loan Facility is non-recourse to Covanta and its other domestic subsidiaries. While CPIH’s term loan is outstanding CPIH’s cash balance is not available to be transferred to Domestic Covanta.

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

The maturities on long-term debt including capital lease obligations, (in thousands) at September 30, 2004 were as follows:

2004	$27
2005	110
2006	4,088
2007	87,129
2008	3,900
Later years	223,184

318,438
Less current portion	(108)

Long-term debt	$318,330

Note 9. Project Debt

Project debt (in thousands) consisted of the following :

September 30,
2004
Revenue Bonds Issued by and Prime Responsibility of Municipalities:
3.625-6.75% serial revenue bonds due 2005 through 2011	$341,694
5.0-7.0% term revenue bonds due 2005 through 2015	177,915
Adjustable-rate revenue bonds due 2006 through 2013	128,735
Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties:
5.25-8.9% serial revenue bonds due 2005 through 2008	30,575
Other Revenue Bonds:
4.7-5.5% serial revenue bonds due 2005 through 2015	80,130
5.5-6.7% term revenue bonds due 2014 through 2019	69,561
International project debt	103,488

932,098
Less: current portion of project debt	(104,385)

Long-term project debt	$827,713

The amounts reflected in the table above from the various series of revenue bonds comprising project debt reflect the Company’s estimate of the fair value of such project debt under purchase accounting.

Project debt associated with the financing of waste-to-energy facilities is generally arranged by municipalities through the issuance of tax-exempt and taxable revenue bonds. The category, “Revenue Bonds Issued by and Prime Responsibility of Municipalities,” includes bonds issued with respect to projects owned by Domestic Covanta for which debt service is an explicit component of the client community’s obligation under the related service agreement. In the event that a client community is unable to satisfy its payment obligations, the bondholders’ recourse with respect to Domestic Covanta is limited to the waste-to-energy facilities and restricted funds of the project pledged to secure such obligations.

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

The category “Other Revenue Bonds” includes bonds issued to finance one facility for which current contractual obligations of third parties to deliver waste provide sufficient revenues to pay debt service related to that facility through 2011, although such debt service is not an explicit component of the third parties’ service fee obligations. Domestic Covanta anticipates renewing such contracts prior to 2011.

Payment obligations for the project debt associated with facilities owned by Domestic Covanta are limited recourse to the operating subsidiary and non-recourse to Covanta, subject to construction and operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective facilities and related assets.

The maturities on long-term project debt (in thousands) at September 30, 2004 were as follows:

2004	$67,711
2005	93,211
2006	100,273
2007	98,150
2008	88,089
Later years	484,664

932,098
Less current portion	(104,385)

Long-term project debt	$827,713

Note 10. Income Taxes

DHC files a Federal consolidated income tax return with its subsidiaries. DHC’s Federal consolidated return includes the taxable results of certain grantor trusts established pursuant to a prior court approved reorganization to assume various liabilities of certain present and former insurance subsidiaries of DHC. These trusts are not consolidated with DHC for financial statement purposes.

DHC’s Federal consolidated tax return will exclude the results of CPIH since its operations do not qualify for consolidation under the applicable tax laws. DHC records its interim tax provisions based upon estimated effective tax rates for the year.

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

DHC had NOLs estimated to be approximately $680 million for Federal income tax purposes as of the end of 2003. The NOLs will expire in various amounts from December 31, 2004 through December 31, 2023, if not used. In connection with the purchase of Covanta, the Company reassessed its valuation allowance on deferred tax benefits associated with its NOLs. A deferred tax asset of $145.6 million associated with the reduction in the valuation allowance is included in the consolidated financial statements to reflect the estimated future NOL utilization from the inclusion of Covanta (exclusive of CPIH) in DHC’s consolidated Federal income tax group. The Internal Revenue Service (“IRS’”) has not audited any of DHC’s tax returns. There can be no assurance that DHC would prevail if the IRS were to challenge the use of the NOLs.

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

In connection with ACL’s bankruptcy proceedings and its anticipated emergence from such proceedings under the ACL Plan (as described in Note 3 above), a portion of DHC’s NOLs will be utilized in 2004. While DHC cannot currently predict the amount of taxable income that it will recognize in 2004 in connection with ACL, Covanta’s operations, or certain grantor trusts relating to DHC’s historic insurance business (as described above in this Note 10), DHC has approximately $70 million of NOLs available to use that would otherwise expire in 2004.

Note 11. Stockholders’ Equity

In connection with a pro rata rights offering to all stockholders on May 18, 2004, the Company issued 27,438,118 additional shares of Common Stock for approximately $42.0 million of gross proceeds. In addition, the Company issued the maximum 8,750,000 shares to Laminar pursuant to the conversion of approximately $13.4 million in principal amount of notes, as more fully described in Note 2. As of September 30, 2004, there were 72,824,307 shares of Common Stock issued of which 72,813,511 were outstanding; the remaining 10,796 shares of Common Stock issued but not outstanding are held as treasury stock.

DHC adopted the Danielson Holding Corporation Equity Award Plan for Employees and Officers (the “Employees Plan”) and the Danielson Holding Corporation Equity Award Plan for Directors (the “Directors Plan”), collectively (the “Award Plans”), effective with stockholder approval on October 5, 2004. The 1995 Stock and Incentive Plan (the “1995 Plan”) was terminated with respect to any future awards under such plan on October 5, 2004 upon stockholder approval of the Award Plans. As of October 5, 2004, awards covering an aggregate of 918,177 shares of common stock were outstanding.

The purpose of the Award Plans is to promote the interests of the Company (including its subsidiaries and affiliates) and its stockholders by using equity interests in the Company to attract, retain and motivate its management, non-employee directors and other eligible persons and to encourage and reward their contributions to the Company’s performance and profitability. Both Award Plans provide for awards to be made in the form of (a) incentive stock options, (b) non-qualified stock options, (c) shares of restricted stock, (d) stock appreciation rights, (e) performance awards, or (f) other stock-based awards which relate to or serve a similar function to the awards described above. Awards may be made on a stand alone, combination or tandem basis. The maximum aggregate number of shares of Common Stock available for issuance is 4,000,000 under the Employees Plan and 400,000 under the Directors Plan.

On October 5, 2004 the Company granted options to purchase an aggregate of 1,000,000 shares of Common Stock and 654,355 shares of restricted stock under the Employees Plan. The options have an exercise price of $7.43 per share and expire 10 years from the date of grant and vest over three years commencing on February 28, 2006. Restrictions upon 50% of the restricted stock shall lapse on a pro rata basis over three years commencing on February 28, 2005 and the restrictions upon the remaining 50% of the restricted stock shall lapse over the same three year period based upon the satisfaction of performance-based metrics of operating cash flow or such other performance measures as may be determined by the Compensation Committee of the Board of Directors.

On October 5, 2004 the Company granted options to purchase an aggregate of 106,672 shares of Common Stock and 12,000 shares of restricted stock under the Directors Plan. The options have an exercise price of $7.43 per share and expire 10 years from the date of grant and vest upon the date of grant. Restrictions on the restricted stock shall lapse on a pro rata basis over three years commencing on the date of grant.

Note 12. Business Segments

DHC has two reportable business segments — energy and insurance. Energy develops, constructs, owns and operates for others key infrastructure for the conversion of waste-to-energy and independent power production in the United States and abroad. The Insurance segment writes property and casualty insurance in the western United States, primarily in California.

The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies, unless otherwise noted.

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Energy
Domestic	$135,547	$—	$311,491	$—
International	32,604	—	75,635	—

Subtotal Energy	168,151	—	387,126	—
Insurance	4,595	8,909	16,550	31,822
Corporate	55	70	326	983

Total Revenues	$172,801	$8,979	$404,002	$32,805

Income (Loss) from Operations:
Energy
Domestic	$21,048	$—	$50,311	$—
International	2,569	—	10,216	—

Subtotal Energy	23,617	—	60,527	—
Insurance	(247)	(2,673)	(99)	(8,357)
Corporate	(1,607)	(873)	(3,838)	(2,417)

Income (Loss) from Operations	21,763	(3,546)	56,590	(10,774)
Other
Interest Expense — Net	(9,760)	—	(31,591)	—
Equity in Net Income (Loss) of Unconsolidated Investments	7,609	104	13,196	(54,993)

Income (Loss) before Minority Interests and Provision for Income Taxes	$19,612	$(3,442)	$38,195	$(65,767)

As previously described in Note 5, the investment in ACL was written off during the quarter ended March 31, 2003.

Note 13. Employee Benefit Plans

Energy

Net periodic defined benefit pension expense were as follows (in thousands of dollars):

	Pension Benefits		Other Post-Retirement Benefits
	For the Period	For the	For the Period	For the
	March 11, 2004	Three Months	March 11, 2004	Three Months
	Through	Ended	Through	Ended
	September 30, 2004	September 30, 2004	September 30, 2004	September 30, 2004
Service Cost	$4,638	$2,077	$—	$—
Interest Cost	1,922	861	377	169
Expected Return on Plan Assets	(1,313)	(588)	—	—
Amortization of:
Prior Service Cost	—	—	—	—
Net (Gain)/Loss	—	—	—	—

Net periodic benefit cost	$5,247	$2,350	$377	$169

Covanta has recorded a pension plan liability equal to the amount that the present value of projected benefit obligations (using a discount rate of 5.75%) exceeded the fair value of pension plan assets at March 10, 2004 in accordance with the provisions of SFAS No. 141 “Business Combinations”. Covanta made contributions of $6.2 million to the plan in the nine months ended September 30, 2004.

In accordance with SFAS No. 141, on March 10, 2004 Covanta recorded a liability for the total projected benefit obligation in excess of plan assets for the pension plans and a liability for the total accumulated postretirement benefit obligation in excess of the fair value of plan assets for other benefit plans.

Insurance Services

Net periodic defined benefit pension expense were as follows (in thousands of dollars):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Service Cost	$—	$—	$—	$—
Interest Expense	24	26	70	77
Expected Return on Plan Assets	(19)	(25)	(56)	(74)
Amortization of Prior Service Cost	1	1	4	4
Amortization of Net (Gain)/Loss	25	13	71	39

Net Period Benefit Cost	$31	$15	$89	$46

Insurance Services expects to contribute $0.4 million to its pension plan in 2004. $0.3 million of contributions have been made for the nine months ended September 30, 2004.

Note 14. Interest Expense

Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2004 was comprised of the following (in thousands of dollars):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Parent Company Debt	$—	$9,219
Energy Debt (From Date of Acquisition)	10,539	24,048

	$10,539	$33,267

Interest on Parent Company Debt is comprised of the amortization of deferred financing costs of $7.0 million for the nine months ended September 30, 2004. There was no interest on Parent Company debt incurred in the third quarter of 2004. Interest on the bridge financing of $2.2 million was incurred for the nine months ended September 30, 2004. There was no interest incurred on such bridge financing in the third quarter of 2004.

Note 15. Commitments and Contingent Liabilities

Covanta and other subsidiaries of DHC are party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. The Company assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, record as a loss an estimate of the ultimate outcome. If Covanta or another subsidiary of DHC can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.

Covanta and certain of its subsidiaries have issued or are party to surety bonds and guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy facilities. The surety bonds relate to performance under its waste water treatment operating contracts ($8.5 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million), and to energy businesses that have been sold and for which related surety bonds ($1.0 million) are expected to be cancelled in 2004.

CPIH is obligated to pay to certain unsecured creditors under the Reorganization Plan an amount equal to 5% of the first $80 million in asset sales proceeds used to pay down CPIH debt, if it were to affect asset sales. To date proceeds on asset sales are $1.8 million. CPIH is exploring the possibility of selling assets, and to date it has paid down approximately $0.9 million of CPIH debt from asset sales. No liability has been recorded in connection with this commitment. In addition, CPIH has entered into agreements with several members of its management pursuant to which such individuals would be entitled to bonus payments based on the amount of principal on corporate debt CPIH is able to pay from asset sale proceeds, operational cash flow, or other sources. These bonuses are earned and accrued as the CPIH debt is paid down.

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

Environmental Matters

Covanta’s operations are subject to environmental regulatory laws and environmental remediation laws. Although Covanta’s operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, the Company believes that it is in substantial compliance with existing environmental laws and regulations.

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

The potential costs related to the matters described below and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of the Company’s responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, the Company believes that the following proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In June, 2001, the EPA named Covanta’s wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 potentially responsible parties (“PRPs”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire, a former waste oil recycling facility. The total quantity of waste oil alleged by EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Covanta Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire Department of Environmental Services (“DES”) total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in discussions with other PRPs concerning EPA’s selected remedy for the site, in anticipation of eventual settlement negotiations with EPA and DES. Covanta Haverhill, Inc.’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. The Company believes that based on the amount of waste oil materials Covanta Haverhill, Inc. is alleged to have sent to the site, its liability will not be material.

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

1.	The Covanta subsidiary (“Covanta Warren”) which operates the waste-to-energy facility in Warren County, New Jersey (the “Warren Facility”) and the Pollution Control Financing Authority of Warren County (“Warren Authority”) have been engaged in negotiations for an extended time concerning a potential restructuring of the parties’ rights and obligations under various agreements related to Covanta Warren’s operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey’s waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing service agreement. Principal on the Warren Facility project debt is due annually in December of each year, while interest is due semi-annually in June and December of each year. The State of New Jersey provided sufficient funds to the project bond trustee to pay interest to bondholders during June, 2004.

Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren’s operation of the Warren Facility.

Also as part of Covanta’s emergence from bankruptcy, Covanta and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse Covanta for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit Covanta to advance up to $1.0 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of September 30, 2004, Covanta Warren owed Covanta $0.6 million.

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

2.	In late 2000, Lake County, Florida commenced a lawsuit in Florida state court against Covanta Lake, Inc. (now merged with Covanta Lake II, Inc., (“Covanta Lake”) which also refers to its merged successor, as defined below) relating to the waste-to-energy facility operated by Covanta in Lake County, Florida (the “Lake Facility”). In the lawsuit, Lake County sought to have its service agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $70 million from Covanta Lake and Covanta.

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

Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. Shortly before trial commenced in these matters, the Company and Lake County reached a tentative settlement calling for a new agreement specifying the parties’ obligations and restructuring of the project. That tentative settlement and the proposed restructuring will involve, among other things, termination of the existing service agreement and the execution of a new waste disposal agreement which shall provide for a put-or-pay obligation on Lake County’s part to deliver 163,000 tons per year of acceptable waste to the Lake Facility and a different fee structure; a replacement guarantee from Covanta in a reduced amount; the payment by Lake County of all amounts due as “pass through” costs with respect to Covanta Lake’s payment of property taxes; the payment by Lake County of a specified amount in each of 2004, 2005 and 2006 in reimbursement of certain capital costs; the settlement of all pending litigation; and a refinancing of the existing bonds.

The Lake settlement is contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to the Company’s pending objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing service agreement that would be terminated under the proposed settlement. In November, 2003, the Bankruptcy Court conducted a trial on Mr. Gregg’s proofs of claim. At issue in the trial was whether Mr. Gregg is entitled to damages as a result of Covanta Lake’s proposed termination of the existing service agreement and entry into a waste disposal agreement with Lake County. On August 19, 2004, the Bankruptcy Court ruled on the Company’s claims objections, finding in favor of Covanta Lake. Based on the foregoing, the Company determined to propose a plan of reorganization for Covanta Lake, and on September 10, 2004 filed a plan of reorganization based on the Lake settlement (the “Lake Plan”).

Subsequent to filing of the Lake Plan, the Company entered into a settlement agreement with Mr. Gregg, pursuant to which the parties exchanged mutual releases. The settlement is not expected to adversely affect the Covanta Lake’s ability to consummate the Lake Plan and is subject to the Bankruptcy Court approval.

The Lake Plan of reorganization provides for, among other things, a settlement of all litigation between Covanta Lake and Lake County and the refunding and payment of all amounts due with respect to secured project debt associated with the Lake project through new financing procured by the County, and includes the following treatment of creditor claims:

(i) the forgiveness of all amounts advanced by Covanta to Covanta Lake as super-priority debtor-in-possession loans and post-petition intercompany indebtedness; and

(ii) cash distributions to unsecured creditors of Covanta Lake reflecting each such unsecured creditor’s pro rata share of $325,000, which amount is expected to be adequate to fund cash distributions to unsecured creditors in the full amount of their respective allowed claims (assuming that the Bankruptcy Court’s decision to disallow Mr. Gregg’s claims is sustained on appeal).

If it is confirmed by the Bankruptcy Court, the Lake Plan also contemplates that as one of the conditions to consummation, Covanta Lake and Lake County will enter into a new agreement as contemplated by the Lake settlement (the “Waste Disposal Agreement”, and that Covanta will provide a limited guarantee of Covanta Lake’s obligations under the Waste Disposal Agreement (the “New Covanta Guarantee”). It is contemplated that the Waste Disposal Agreement and the New Covanta Guarantee will provide for their cancellation, at Covanta’s option, if either the Bankruptcy Court’s confirmation of the Lake Plan or its approval of the Lake settlement were to be reversed on appeal. The Company believes that any such cancellation of the Waste Disposal Agreement and the New Covanta Guarantee would not result in any material liability to Covanta.

Depending upon the ultimate resolution of these matters with the County, Covanta Lake may determine to assume or reject one or more executory contracts related to the Lake Facility, terminate the service agreement with Lake County for its breaches and default and pursue litigation against Lake County. Based on this determination, the Company may reorganize or liquidate Covanta Lake. Depending on how Covanta Lake determines to proceed, creditors of Covanta Lake may receive little or no recovery on account of their claims.

3.	During 2003 Covanta Tampa Construction, Inc. (“CTC”) completed construction of a 25 million gallon per day desalination-to-drinking water facility under a contract with Tampa Bay Water (“TBW”) near Tampa, Florida. Covanta Energy Group, Inc., guaranteed CTC’s performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc. (“CTB”) entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC.

As construction of the Tampa Water Facility neared completion, the parties had material disputes between them. These disputes led to TBW issuing a default notice to CTC and shortly thereafter CTC filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code.

In February 2004 Covanta and TBW reached a tentative compromise of their disputes which was approved by the Bankruptcy Court.

On July 14, 2004, the Bankruptcy Court confirmed a plan of reorganization for CTC and CTB, which incorporated the terms of the settlement between Covanta and TBW. That plan became effective on August 6, 2004 when CTC and CTB emerged from Bankruptcy. After payment of certain creditor claims under the CTC and CTB plan, the Company realized approximately $4 million of the proceeds from the settlement with TBW.

16. Related Parties

1.	As part of the investment and purchase agreement with Covanta, DHC was obligated to arrange the Second Lien Facility. Covanta paid a fee shared by the Bridge Lenders, among others, to the agent bank for the Second Lien Facility. In order to finance its acquisition of Covanta and to arrange the Second Lien Facility, DHC entered into a note purchase agreement with SZ Investments, L.L.C., a DHC stockholder (“SZ Investments”), Third Avenue Trust, on behalf of Third Avenue Value Fund Series, a DHC stockholder (“Third Avenue”), and D.E. Shaw Laminar Portfolios, L.L.C., a creditor of Covanta and a DHC stockholder (“Laminar”). In addition, in connection with such note purchase agreement, Laminar arranged for a $10.0 million revolving loan facility for CPIH, secured by CPIH’s assets. Subsequent to the signing of the investment and purchase agreement, each of Third Avenue, Laminar and SZ Investments assigned approximately 30% of their participation in the second lien letter of credit facility to Goldman Sachs Credit Partners, L.P. and Laminar assigned the remainder of its participation in the second lien letter of credit facility to TRS Elara, LLC.

2.	DHC and Covanta have entered into a corporate services agreement, pursuant to which DHC provides to Covanta, at Covanta’s expense, certain administrative and professional services and Covanta pays most of DHC’s expenses, which totaled $2.1 million for the period March 11, 2004 through September 30, 2004. In addition, DHC and Covanta have entered into an agreement pursuant to which Covanta provides, at DHC’s expense, payroll and benefit services for DHC employees, which totaled $0.1 million for the period March 11, 2004 through September 30, 2004. The amounts accrued but not paid under these arrangements totaled $0.5 million for the period March 11, 2004 through September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Danielson Holding Corporation (“DHC”) and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. DHC cautions investors that any forward-looking statements made by DHC are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to DHC, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of DHC’s Annual Report on Form 10-K for the year ended December 31, 2003 and in registration statements and other securities filings by DHC.

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

Additional Information

The following discussion addresses the financial condition of DHC as of September 30, 2004, and its results of operations for the three and nine months ended September 30, 2004, compared with the same periods last year. It should be read in conjunction with DHC’s Unaudited Condensed Consolidated Financial Statements and Notes thereto for the periods ended September 30, 2004 and 2003 also contained in this report. It should also be read in conjunction with DHC’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2003 and Management’s Discussion and Analysis included in DHC’s 2003 Annual Report on Form 10-K and in the Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of DHC’s business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. As described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company’s purchase accounting of its acquisition of Covanta reflects a preliminary allocation of value to the assets acquired and liabilities assumed and is subject to refinement.

As used in this Item 2, the term “Covanta” refers to Covanta Energy Corporation, “Domestic Covanta” refers to Covanta and its subsidiaries engaged in the waste-to-energy, water and independent power businesses in the United States; and “CPIH” refers to Covanta’s subsidiary, Covanta Power International Holdings, Inc. and its subsidiaries engaged in the independent power business outside the United States. In addition, “ACL” refers to American Commerical Lines, LLC.

On March 10, 2004, Covanta and most of its subsidiaries engaged in waste-to-energy, water and independent power in the United States consummated a reorganization (“Covanta Reorganization Plan”) and emerged from proceedings under Chapter 11 of the Bankruptcy Code (“Chapter 11”). As a result of the consummation of the Covanta Reorganization Plan, Covanta is a wholly owned subsidiary of DHC. The subsidiaries of Covanta that own and operate the Warren County, New Jersey, and Lake County, Florida, waste-to-energy facilities and which were engaged in the Tampa Bay desalination facility (together the “Remaining Debtors”) remained in Chapter 11 proceeding. Consequently, Covanta no longer includes these entities as consolidated subsidiaries in its financial statements. Covanta’s investment in these entities is recorded on its financial statements using the equity method as of March 10, 2004. The results of operations and financial condition of Domestic Covanta and CPIH are consolidated for financial reporting purposes from the date of acquisition.

In addition, subsidiaries of Covanta that were involved in the Tampa Bay desalination project remained in the Chapter 11 proceeding until they emerged on August 6, 2004. In connection with the settlement of litigation associated with the Tampa Bay project, these subsidiaries emerged from bankruptcy without material assets or liabilities, and without contractual rights to operate the Tampa Bay facility. While Covanta’s investment in these subsidiaries was recorded using the equity method after March 10, 2004 and prior to August 6, 2004, it includes these entities as consolidated subsidiaries in its financial statements after August 6, 2004. The results of operations and financial condition of Domestic Covanta and CPIH are consolidated for financial reporting purposes.

In May, 2002, DHC acquired a 100% ownership interest in ACL thereby entering into the marine transportation, construction and related service provider businesses. On January 31, 2003, ACL and certain of its subsidiaries and its immediate direct parent entity, ACL Holdings, LLC filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

As a result of the bankruptcy filing, while DHC continues to exercise influence over the operating and financial policies of ACL, it no longer maintains control of ACL. Accordingly, beginning with the year ended December 31, 2002. DHC has accounted for its investments in ACL, Global Materials Services, LLC (“GMS”) and Vessel Leasing LLC (“Vessel Leasing”) using the equity method of accounting. Under the equity method of accounting, DHC reports its share of the equity investees’ income or loss based on its ownership interest.

Since DHC wrote off its investment in ACL in 2003 and neither DHC, GMS nor Vessel Leasing are guarantors of ACL’s debt nor are they contractually liable for any of ACL’s liabilities, the commentary included in this Item 2 with respect to the financial condition and results of operations of Marine Services is limited. An expanded discussion and analysis would not reflect DHC’s current or future operations and, accordingly, would not be meaningful.

EXECUTIVE SUMMARY

DHC is organized as a holding company with substantially all of its operations conducted in the insurance services industry prior to the acquisition of Covanta’s energy business. DHC also has subsidiaries engaged in the marine services industry which, beginning in 2003, were accounted for under the equity method.

However, as a result of the consummation of the Covanta acquisition on March 10, 2004, the future performance of DHC will predominantly reflect the performance of Covanta’s operations which are significantly larger than DHC’s insurance operations. As a result, the nature of DHC’s business, the risks attendant to such business and the trends that it will face will be significantly altered by the acquisition of Covanta. Accordingly, DHC’s prior financial performance will not be comparable with its future performance and readers are directed to Management’s Discussion and Analysis of Covanta’s Business below for a discussion of Management’s perspective on important factors of operating and financial performance.

In addition to the risks attendant to the operation of the Covanta energy business in the future and the integration of Covanta and its employees into DHC, the ability of DHC to utilize its net operating loss carryforwards (“NOLs”) to offset income generated by the Covanta operations will have a material affect on DHC’s financial condition and results of operations.

DHC had NOLs estimated to be approximately $680 million for federal income tax purposes as of the end of 2003. The NOLs will expire in various amounts from December 31, 2004 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of DHC’s tax consolidated group. The IRS has not audited any of DHC’s tax returns.

In connection with ACL’s bankruptcy proceedings and its anticipated emergence from such proceedings under the ACL Plan (as described in Note 3 to the condensed consolidated financial statements), a portion of DHC’s NOLs will be utilized in 2004. While DHC cannot currently predict the aggregate amount of taxable income that it will recognize in 2004 in connection with ACL, Covanta’s operations, or certain grantor trusts relating to DHC’s historic insurance business (as described in Note 10 to the condensed consolidated financial statements), DHC has approximately $70 million of NOLs available to use that would otherwise expire in 2004.

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

DHC, on a parent-only basis, has continuing expenditures for administrative expenses and derives revenues primarily from investment returns on portfolio securities. Therefore, the analysis of DHC’s results of operations and financial condition is generally done on a business segment basis. DHC’s long-term strategic and business objective is to enhance the value of its investment in Covanta, and acquire businesses that will allow DHC to earn an attractive return on its investments.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and analysis of results of operations and financial condition has been prepared on a business segment basis. DHC’s business segments are Covanta’s energy business, insurance operations, and DHC’s corporate parent activities. Separate discussion and analysis of each segments results of operation and liquidity and capital resources are included herein.

The results of operations from Covanta are included in DHC’s consolidated results of operations from March 10, 2004. However, given the significance of the Covanta acquisition to DHC’s future results of operations and financial condition, the energy business segment discussion includes combined information for the three and nine months ended September 30, 2004 as compared to Predecessor information for the three and nine months ended September 30, 2003 in order to provide a more informative comparison of results. Predecessor information refers to financial information of Covanta and its subsidiaries pertaining to periods prior to DHC’s acquisition of Covanta on March 10, 2004.

Separate discussion and analysis is provided below with respect to DHC’s parent-only operations, as well as those of its Energy and Insurance segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF PARENT-ONLY OPERATIONS

Cash Flow—Parent

The following summarizes the actual inflows and outflows relating to the May 18, 2004 rights offering and subsequent repayment of bridge financing:

		(In Millions)
Proceeds from Rights Offering		$42.0
Repayment of Bridge Financing:
Principal	40.0
Less Conversion of Laminar Shares	(13.4)
Accrued Interest at June 11, 2004	2.6	(29.2)

Warrant Agent and other Professional Costs		(1.0)

Net Cash Inflow to DHC		$11.8

DHC’s sources of funds are its investments as well as dividends, if any, received from its insurance and energy subsidiaries. Various state insurance requirements restrict the amounts that may be transferred to DHC in the form of dividends or loans from its insurance subsidiaries without prior regulatory approval. Currently, NAICC cannot pay dividends or make loans to DHC. Under its principal financing arrangements, Covanta is prohibited from paying dividends to DHC.

For the nine months ended September 30, 2004, cash used in parent-only operating activities was $4.4 million. For the nine months ended September 30, 2003, cash used in parent-only operating activities was $(0.1) million. Cash used in operations was primarily attributable to wages and benefit costs, professional fees, directors’ fees, insurance and other working capital requirements of the holding company’s business.

Net cash provided by investing activities was $1.2 million for the nine months ended September 30, 2004 and was primarily comprised of proceeds from the sale of investments.

Net cash provided by investing activities was $7.0 million for the nine months ended September 30, 2003 and was comprised principally of the collection of notes receivable and the proceeds from the sale of investment securities.

Net cash provided by financing activities was $16.8 million for the nine months ended September 30, 2004 and was comprised of $41.0 million of net proceeds from the rights offering, $3.3 million of proceeds from the exercise of options for Common Stock less payment of up to $0.9 million in costs due under the note purchase agreement and $26.6 million repayment of the bridge financing related to the acquisition of Covanta. Net cash used in financing activities was $8.0 million for the nine months ended September 30, 2003 and was comprised of the early repayment of a $4.0 million promissory note paid to NAICC and a $4.0 million capital contribution to NAICC.

Liquidity and Capital Resources — Parent

At September 30, 2004, DHC, on a parent-only basis, held cash and investments of approximately $17.2 million, which was available to pay general corporate expenses and for general working capital purposes. On March 10, 2004, DHC entered into a corporate reimbursement agreement with Covanta. Corporate expenses including administrative costs, professional fees and other costs and services provided to Covanta as well as other operating expenses will be reimbursed by Covanta.

Other Expenses

Interest expense for the nine months ended September 30, 2004 relates to Parent company and Energy debt. See Note 14 of Notes to the Consolidated Financial Statements for details.

As noted above, DHC accounts for its investments in marine services subsidiaries under the equity method. For the nine months ended September 30, 2003, the equity in net loss of unconsolidated Marine Services subsidiaries includes DHC’s share of GMS and Vessel Leasing’s reported net income of $0.2 million, ACL’s reported net loss of $47.0 million, as well as an other than temporary impairment charge of $8.2 million related to the investment in ACL.

Segment Cash Flow Information

Cash flow information for each of DHC’s business segments for the nine months ended September 30, 2004 and September 30, 2003 reconciles to the condensed consolidated statements of cash flows as follows (in thousands of dollars):

	Nine Months Ended September 30, 2004
	Energy	Insurance	Corporate	Total
Net Cash Provided by (Used In) Operating Activities	$100,319	$(14,899)	$(4,413)	$81,007
Net Cash Provided By Investing Activities(1)	68,966	7,890	1,237	78,093
Net Cash (Used In) Provided By Financing Activities	(79,793)	(1,436)	16,838	(64,391)

Net (Decrease) Increase In Cash and Cash Equivalents	$89,492	$(8,445)	$13,662	$94,709

	Nine Months Ended September 30, 2003
	Energy		Insurance	Corporate	Total
Net Cash Used in Operating Activities	$		$(17,082)	$(73)	$(17,155)
Net Cash Provided By Investing Activities		—	10,683	6,968	17,651
Net Cash Provided By (Used In) Financing Activities		—	8,000	(7,986)	14

Net Increase (decrease) in Cash and Cash Equivalents	$		$1,601	$(1,091)	$510

(1)	Includes cash acquired of $66,875 in Energy segment

MANAGEMENT’S DISCUSSION AND ANALYSIS OF COVANTA’S BUSINESS

Covanta has two business segments: (a) Domestic, the businesses of which are owned and/or operated through Domestic Covanta; and (b) International, the businesses of which are owned and/or operated through CPIH. As described below under “Covanta’s Capital Resources and Commitments” and “Covanta’s Liquidity”, Domestic Covanta and CPIH have separate corporate debt.

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

Domestic Covanta also operates two water projects. One of these projects treats waste water prior to its discharge, under a contract with a municipality, and one project produces potable water which is distributed by a municipal entity. For these projects, Domestic Covanta receives revenue from service fees it charges municipal entities or other customers. Subsequent to its emergence from bankruptcy, Domestic Covanta ceased, or currently expects to cease, operations at five small municipal waste water treatment facilities in New York State as a result of negotiated transfers of operations and the exercise by municipal customers of contractual rights to terminate for convenience. The termination of these operations is not expected to have a material effect on Covanta. Covanta does not expect to grow its water business, and may consider further divestitures.

In its International segment, CPIH has ownership interests in, and/or operates, independent power production facilities in The Philippines, China, Bangladesh, India, and Costa Rica, and one waste-to-energy facility in Italy. During the third quarter of 2004, it also sold its interest in one project in Spain. These independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. For these projects, CPIH receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

Optimizing Covanta’s Cash.

Management’s primary objective is to provide reliable service to its clients while generating sufficient cash to meet its liquidity needs. Maintaining historic facility production and optimizing cash receipts is necessary to assure that Covanta has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments. Covanta does not currently expect to receive any cash contributions from DHC, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to DHC.

The Company believes that when combined with its other sources of liquidity, Domestic Covanta’s operations should generate sufficient cash to meet operational needs, capital expenditures and debt service due prior to maturity on its corporate debt. Therefore in order to optimize cash flows, management believes it must seek to continue to operate and maintain Domestic Covanta’s facilities consistent with historical performance levels, and to avoid increases in overhead and operating expenses in view of the largely fixed nature of Domestic Covanta’s revenues. Management will also seek to maintain or enhance Domestic Covanta’s cash flow from renewals or replacement of existing contracts (which begin to expire in October, 2007), and from new contracts to expand existing facilities or operate additional facilities. Domestic Covanta’s ability to grow cash flows by investing in new projects is limited by debt covenants in its principal financing agreements, and by the scarcity of opportunities for new waste-to-energy facilities.

The Company believes that CPIH’s operations should also generate sufficient cash to meet its operational needs, capital expenditures and debt service prior to maturity on its corporate debt. However, due to risks inherent in foreign operations, CPIH’s receipt of cash distributions is less regular and predictable than that of Domestic Covanta. Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. It will also seek to refinance its corporate indebtedness, or sell existing projects in an amount sufficient to repay such indebtedness, at or prior to its maturity in March, 2007. In those jurisdictions where its subsidiaries’ energy purchasers, fuel suppliers or contractors may experience difficulty in meeting payment or performance obligations on a timely basis, CPIH must seek arrangements which permit the subsidiary to meet all of its obligations. CPIH’s ability to grow by investing in new projects is limited by debt covenants in its principal financing agreements.

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

Domestic Covanta’s ability to optimize its cash flow should be enhanced under a tax sharing agreement with Danielson. This agreement provides that DHC will file a federal tax return for its consolidated group of companies, including the subsidiaries which comprise Domestic Covanta, and that certain of Danielson’s NOLs will be available to offset the federal tax liability of Domestic Covanta. Consequently, Domestic Covanta’s federal income tax obligations will be substantially reduced. Covanta is not obligated to make any payments to DHC with respect to the use of these NOLs. The NOLs will expire in varying amounts from December 31, 2004 through December 31, 2022, if not used. The IRS has not audited Danielson’s tax returns. See Note 8 to Covanta’s consolidated financial statements for additional information regarding DHC’s NOLs and factors which may affect their availability to offset taxable income of Domestic Covanta. If the NOLs were not available to offset the federal income tax liability of Domestic Covanta, Domestic Covanta would not have sufficient cash flow available to pay debt service on the Domestic Covanta corporate credit facilities. Because CPIH is not included as a member of DHC’s consolidated taxpayer group, the tax sharing agreement does not benefit it.

Refinancing Covanta’s and CPIH’s Corporate Debt.

Management believes that demonstrating Domestic Covanta’s ability to maintain consistent and substantial cash available for corporate debt service and letter of credit fees will enable it to refinance its corporate debt, as well as attract alternative sources of credit. Refinancing Domestic Covanta’s credit facilities may enable it to reduce the costs of its indebtedness and letters of credit, remove or relax restrictive covenants and provide Domestic Covanta with the additional flexibility to exploit appropriate growth opportunities in the future. Covanta also believes that operating cash flows will not be sufficient to repay the High Yield Notes at maturity in 2011. Accordingly, Covanta will have to derive such funds from refinancing, asset sales, or other sources. Domestic Covanta may refinance, without prepayment premium, the High Yield Notes prior to March 10, 2006. In addition, Domestic Covanta has three letter of credit facilities under which it obtained letters of credit required under agreements with customers and others. These facilities are of shorter duration than the related obligation of Domestic Covanta to provide letters of credit. Domestic Covanta will have to renew or replace these facilities in order to meet such obligations.

CPIH’s corporate debt matures in 2007. CPIH believes that its operating cash flows will not be sufficient to repay this debt at maturity. Accordingly, CPIH will have to derive such funds from refinancing, asset sales, or other sources.

Covanta’s Earnings.

Covanta’s emergence from bankruptcy did not affect the operating performance of its facilities or their ability to generate cash. However, as a result of the application of fresh start and purchase accounting adjustments required upon Covanta’s emergence from bankruptcy and acquisition by DHC, the carrying value of Covanta’s assets was adjusted to reflect their current estimated fair market value based on discounted anticipated cash flows and estimates of management in consultation with valuation experts. These adjustments will result in future changes in non-cash items such as depreciation and amortization which will not be consistent with the amounts of such items for prior periods. Such future changes for post-emergence periods may affect earnings as compared to pre-emergence periods.

In addition, Covanta’s consolidated financial statements have been further adjusted to deconsolidate the Remaining Debtors from the consolidated group.

Although management has endeavored to use its best efforts to make appropriate estimates of value, the estimation process is subject to inherent limitations and is based upon the preliminary work of Covanta and its valuation consultants. Moreover, under applicable accounting principles to the extent that relevant information remains to be developed and fully evaluated, such preliminary estimates may be adjusted during the year following emergence from Chapter 11 and acquisition by DHC. The adjusted values assigned to depreciable and amortizable assets may affect Covanta’s earnings. See Note 2 above for additional information on the impact of fresh start adjustments on Covanta’s financial statements.

Domestic Covanta owns certain waste-to-energy facilities for which the debt service (principal and interest) on project debt is expressly included as a component of the service fee paid by the municipal client. As of September 30, 2004 the principal amount of project debt outstanding with respect to these projects was approximately $666 million. Regardless of the actual amounts paid by the municipal client with respect to this component, Covanta records revenues with respect thereto based on levelized principal payments during the contract term, which are then discounted to reflect when the principal payments are actually paid by the municipal client. Accordingly the amount of revenues recorded does not equal the actual payment of this component by the municipal client in any given contract year and the difference between the two methods gives rise to the unbilled service receivable recorded on Covanta’s balance sheet. The interest expense component of the debt service payment is recorded based upon the actual amount of this component paid by the municipal client.

Covanta also owns two waste-to-energy projects for which debt service is not expressly included in the fee it is paid. Rather, Covanta receives a fee for each ton of waste processed at these projects. As of September 30, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $162 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

Covanta Operating Performance and Seasonality.

Covanta has historically performed its operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, in its contracts at domestic projects Domestic Covanta generally has limited its exposure for risks not within its control. For additional information about such risks and damages that Domestic Covanta may owe for its unexcused operating performance failures, see Covanta’s 2003 Annual Report on Form 10-K, as well as its Quarterly Reports on Form 10-Q. In monitoring and assessing the ongoing operating and financial performance of Covanta’s domestic businesses, management focuses on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.

A material portion of Covanta’s domestic service revenues and energy revenues is relatively predictable because it is derived from long term contracts where Domestic Covanta receives a fixed operating fee which escalates over time and a portion (typically 10%) of energy revenues. Domestic Covanta receives these revenues for performing to base contractual standards, including standards for waste processing and energy generation efficiency. These standards vary among contracts, and at three of its domestic waste-to-energy projects Covanta receives service revenue based entirely on the amount of waste processed instead of a fixed operating fee, and retains 100% of energy revenues generated. In addition, Domestic Covanta has benefited during 2004 from historically favorable pricing in energy and scrap metals markets. Domestic Covanta may receive material additional service and energy revenue if its domestic waste-to-energy projects operate at levels exceeding these contractual standards. Its ability to meet or exceed such standards at its domestic projects, and its general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or scrap metals, for projects where Domestic Covanta sells into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a waste-to-energy facility;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	Contract counter parties ability to fulfill their obligations, including the ability of its various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at Domestic Covanta’s facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.

Covanta’s quarterly income from domestic operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance and the receipt of annual incentive fees, at many waste-to-energy facilities. Domestic Covanta usually conducts scheduled maintenance twice each year at each of its domestic facilities, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, Domestic Covanta incurs material repair and maintenance expenses and receives less revenue, until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period generally occurs during February, March and April and is typically more comprehensive and costly than the work conducted during the fall maintenance period, which usually occurs between mid-September and mid-November. As a result, Domestic Covanta has historically incurred its highest maintenance expense in the first quarter.

Domestic Covanta earns annual incentive revenues at most of its waste-to-energy projects by processing waste during each contract year in excess of certain contractual levels. As a result, such revenues are recognized if the annual performance threshold has been achieved, which can occur only near the end of each respective contract year. Many contract years coincide with the applicable municipal client’s fiscal year, and as a result, the majority of this incentive revenue has historically been recognized in the second quarter and to a lesser extent in the fourth quarter.

Given the seasonal factors discussed above relating to its domestic business, Domestic Covanta has historically experienced its highest operating income from its domestic projects during the second quarter and lowest operating income during the first quarter.

Covanta’s cash provided by domestic operating activities also varies seasonally. Generally cash provided by domestic operating activities follows income with a one to two month timing delay for maintenance expense payables and incentive revenue receivables. In addition, most capital expense projects are conducted during the scheduled maintenance periods. Further, certain substantial operating expenses are accrued consistently each month throughout the year while the corresponding cash payments are made only a few times each year. Generally, the first quarter is negatively impacted to some extent as a result to such seasonal payments. These factors historically have caused Domestic Covanta’s operating cash flow from its domestic projects to be the lowest during the first quarter and the highest during the third quarter.

Covanta’s annual and quarterly financial performance can be affected by many factors, several of which are outside Domestic Covanta’s control as are noted above. These factors can overshadow the seasonal dynamics described herein; particularly, with regard to quarterly cash from operations, which can be materially affected by changes in working capital.

CPIH Operating Performance and Seasonality.

Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. In monitoring and assessing the ongoing performance of CPIH’s businesses, management focuses primarily on electricity sold, and plant availability at its projects. Several of CPIH’s facilities, unlike Covanta’s domestic facilities, generate electricity for sale only during periods when requested by the contract counterparty to the power purchase agreement. At such facilities, CPIH receives, payments to compensate it for providing this capacity, whether or not electricity is actually delivered, if and when required. CPIH’s financial performance is also impacted by:

•	Changes in project efficiency due to equipment performance or auxiliary load;

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through tariff adjustments, or delays in the effectiveness of tariff adjustments;

•	The amounts of electricity actually requested by purchasers of electricity, and whether when such requests are made, CPIH’s facilities are then available to deliver such electricity;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	The financial condition and creditworthiness of purchasers of power and services provided by CPIH;

•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which CPIH is paid in whole or in part in the domestic currency of the host country;

•	Restrictions in repatriating dividends from the host country; and

•	Political risks associated with international projects.

CPIH’s quarterly income from operations and equity income vary based on seasonal factors, primarily as a result of the scheduling of plant maintenance at the Quezon and Chinese facilities and lower electricity sales during the Chinese holidays. The annual major scheduled maintenance for the Quezon facility is typically planned for the first quarter of each fiscal year, which reduces CPIH equity income from unconsolidated subsidiaries during that period. Boiler maintenance at CPIH’s Chinese facilities typically occurs in either the first or second fiscal quarters, which increases expense and reduces revenue. In addition, electricity sales are lower in the first quarter due to lower demand during the Chinese New Year. As a result of these seasonal factors, income from CPIH will typically be higher during the second half of the year compared to the first half.

Cash distribution from operating subsidiaries and partnerships to CPIH also vary seasonally but are generally unrelated to income seasonality. CPIH receives on a monthly basis modest distributions of operating fees. In addition, CPIH receives partnership distributions, which are typically prescribed by project debt documents and occur no more than several times per year for each project. Scheduled cash distributions from the Quezon and Haripur facilities, which are material, occur during the second and fourth quarters. As a result CPIH’s cash available to service the CPIH term loan is typically much greater during the second and fourth quarters than during the first and third quarters.

CPIH’s annual and quarterly financial performance can be affected by many factors several of which are outside CPIH’s control as are noted above. These factors can overshadow the seasonal dynamics described herein.

Covanta’s Operating Results

The discussion below provides comparative information regarding Covanta’s historical consolidated results of operations. The information provided below with respect to revenue, expense and certain other items for periods during 2004 was affected materially by several factors which did not affect such items for comparable periods during 2003. These factors principally include:

•	The application of fresh start and purchase accounting following Covanta’s emergence from bankruptcy, which are described above in Note 2;

•	The exclusion of revenue and expense after March 10, 2004 relating to the operations of the Remaining Debtors (which prior to August 6, 2004 included subsidiaries involved with the Tampa Bay Project), which were no longer included as consolidated subsidiaries after such date;

•	The exclusion of revenue and expense after May, 2004 relating to the operations of the MCI facility, which commenced a reorganization proceeding under Philippine law on such date, and was no longer included as a consolidated subsidiary after such date;

•	The reduction of revenue and expense during 2004 from one hydroelectric facility because of the scheduled expiration of an operating agreement relating to such facility; and

•	The reduction of revenue and expense as a result of project restructurings effected during 2003 and the first quarter of 2004 as part of Covanta’s overall restructuring and emergence from bankruptcy.

The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

The Predecessor and Successor periods for 2004 have been combined on a non-GAAP basis to facilitate the following analysis of Covanta’s operations.

Consolidated Results

The following table summarizes the historical consolidated results of operations of the Company for the nine months ended September 30, 2004, and the nine months ended September 30, 2003 (in thousands of dollars):

	For the period	For the period	Combined results
	January 1, 2004	March 11, 2004	for the nine months	Nine months
	Through	through	ended	ended
	March 10, 2004	September 30, 2004	September 30, 2004	September 30, 2003
Service revenues	$89,858	$261,826	$351,684	$374,583
Electricity and steam sales	53,307	124,153	177,460	214,277
Construction revenues	58	1,109	1,167	11,194
Other revenues	9	38	47	8

Total revenues	143,232	387,126	530,358	600,062

Plant operating expenses	100,774	244,194	344,968	375,646
Construction costs	73	374	447	15,412
Depreciation and amortization	13,426	38,510	51,936	54,637
Net interest on project debt	13,407	23,194	36,601	59,566
Other operating costs	(209)	893	684	(414)
Net gain on sale of business	(175)	(151)	(326)	(1,136)
Selling, general, and administrative expenses	7,597	24,270	31,867	27,463
Other expenses-net	(1,923)	(753)	(2,676)	13,797

Total costs and expenses	132,970	330,531	463,501	544,971

Operating income	10,262	56,595	66,857	55,091
Equity in income of unconsolidated investments	4,943	12,792	17,735	17,474
Interest expense net	(5,207)	(22,373)	(27,580)	(27,037)
Reorganization items-expense	(58,282)	—	(58,282)	(57,425)
Gain on cancellation of pre-petition debt	510,680	—	510,680	—
Fresh start adjustments	(214,927)	—	(214,927)	—

Income from continuing operations	247,469	47,014	294,483	(11,897)
Income tax (expense) benefit	(215,395)	(18,849)	(234,244)	4,024
Minority interests	(2,511)	(3,922)	(6,433)	(6,648)
Gain from discontinued operations	—	—	—	14,759
Cumulative effect of change in accounting principles	—	—	—	(8,538)

Net Income (loss)	$29,563	$24,243	$53,806	$(8,300)

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

Consolidated revenues for the first nine months of 2004 decreased $69.7 million compared to the first nine months of 2003, which resulted from a reduction in energy sales in both the domestic and the international segments. Additional reductions in revenues are attributable to decreases in service fee and construction revenues in the domestic segment. See separate segment discussion below for details relating to these variances.

Consolidated total expenses before operating income for the first nine months of 2004 decreased $81.5 million compared to the first nine months of 2003, primarily due to decreases in plant operating costs, construction costs, net interest on project debt, and other expenses-net, offset by selling, general and administrative expenses. These expenses decreased $30.7 million, $15.0 million, $23.0 million and $12.1 million respectively for the first nine months of 2004 compared to the same period in 2003. Depreciation and amortization for the first nine months of 2004 decreased $2.7 million compared to the first nine months of 2003. On March 10, 2004 property, plant, and equipment were recorded at their estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts. See separate segment discussion below for details relating to these variances.

Equity in income of unconsolidated investments for the first nine months of 2004 increased $0.3 million. The increase resulted from a $1.7 million increase in the international segment primarily due to a reduction in depreciation expense coming from fresh start accounting adjustments. This increase was offset by a $1.4 million decrease in the domestic segment primarily due to the sale of the geothermal business in December of 2003.

Interest expense for the first nine months of 2004 increased $0.5 million compared to the same period in 2003. The increase was primarily attributable to a $4.0 million increase in the international segment primarily due to the CPIH term loan which began upon emergence, along with a $1.4 million increase at a domestic facility relating to obtaining a LOC which was required in the service agreement post emergence. These increases were offset by a $3.7 million decrease at the Onondaga facility due to the restructuring of contracts.

Reorganization items for the first nine months of 2004 increased $0.9 million compared to the first nine months of 2003. The increase was primarily the result of a decrease in bankruptcy exit costs of $1.3 million, $2.0 million reduction in legal and professional fees, offset by an increase in severance costs of $4.2 million.

Gain on cancellation of pre-petition debt was $510.7 million for the first nine months of 2004. Gain on cancellation of pre-petition debt results from the cancellation on March 10, 2004 of Covanta’s pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to petition creditors.

Fresh start adjustments were $214.9 million for the first nine months of 2004. Fresh start adjustments represent adjustments to the carrying amount of Covanta’s assets and liabilities to fair value in accordance with the provisions of SOP 90-7. See Note 4 to the condensed consolidated financial statements.

Minority interests for the first nine months of 2004 were comparable to the same period in 2003.

For the first nine months of 2003, gain from discontinued operations was $14.8 million due to the rejection of a waste-to-energy lease, sale of the Geothermal Business, and the final disposition of the Arrowhead Pond interests.

The cumulative effect of change in accounting principle of $8.5 million in the first nine months related to the January 1, 2003 adoption of SFAS No. 143.

Domestic Segment

The following table summarizes the historical results of operations of the Domestic segment for the nine months ended September 30, 2004, and for the nine months ended September 30, 2003 (in thousands of dollars):

		For the period
	For the period	March 11, 2004	Combined results
	January 1, 2004	Through	for the nine months	Nine months ended
	through March 10,	September 30,	ended September 30,	September 30,
	2004	2004	2004	2003
Service Revenues	$88,697	$258,552	$347,249	$370,092
Electric & Steam Sales	18,942	51,822	70,764	88,171
Construction revenue	58	1,109	1,167	11,194
Other Revenue	0	8	8	4

Total Revenue	$107,697	$311,491	$419,188	$469,461

Operating Income	$7,132	$46,597	$53,729	$42,020

Total revenues for the Domestic segment for the first nine months of 2004 decreased $50.3 million compared to the first nine months of 2003. Service revenues declined $22.8 million, which was comprised of a $12.3 million decrease resulting from contracts which were restructured at the Hennepin and Onondaga facilities (including the elimination of project debt at the Hennepin facility) during the second half of 2003 as part of Covanta’s overall restructuring. It also reflected a $16.2 million reduction of service revenues at the Lake, Warren, and Tampa projects due to deconsolidation of the Remaining Debtors after March 10, 2004. These decreases were offset by a $5.1 million increase which resulted primarily from higher scrap metal prices and escalation increases under fixed service agreements.

Electricity and steam sales for the first nine months of 2004 decreased $17.4 million compared to the first nine months of 2003. The decrease was primarily due to a $14.7 million decrease resulting from the planned expiration of a lease at one domestic hydroelectric facility, $1.0 million from the deconsolidation of the Remaining Debtors, and a $5.2 million decrease due to fresh start adjustments related to the elimination of amortization on the deferred gain relating to the Haverhill power purchase agreement. The foregoing decreases were offset by revenue increases of $2.2 million primarily related to increased energy pricing at the Union and Alexandria facilities.

Construction revenue for the first nine months of 2004 decreased $10.0 million compared to the first nine months of 2003. The decrease was primarily due to Covanta’s substantial completion of the Tampa Bay desalination facility.

Plant operating costs for the first nine months of 2004 decreased $15.1 million compared to the first nine months of 2003. $8.9 million of this decrease was due to the deconsolidation of the Remaining Debtors noted in the revenue discussion above, and $12.6 million of this decrease was due to the planned expiration of a lease contract at a domestic hydroelectric facility in October 2003. These reductions were offset by an increase in domestic operating expense of $4.0 million primarily attributable to facility maintenance cost.

Construction costs for the first nine months of 2004 decreased $15.0 million compared to the first nine months of 2003. The decrease was primarily attributable to Covanta’s substantial completion of the Tampa Bay desalination facility.

Depreciation and amortization for the first nine months of 2004 increased $1.6 million compared to the same period in 2003. On March 10, 2004 property, plant and equipment were recorded at their estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts.

Net interest on project debt for the first nine months of 2004 decreased $20.6 million compared to the first nine months of 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidation of the Remaining Debtors noted above, the restructuring of debt at two domestic facilities in the last six months of 2003, and the reduction of project debt on another facility.

Other expense-net and selling, general and administrative expenses had a net decrease totaling $14.9 million in the first nine months of 2004 compared to the first nine months of 2003 primarily due to the provision for arena commitments recorded in the third quarter of 2003.

Income from operations for the Domestic segment for the first nine months of 2004 increased by $11.7 million compared to the first nine months of 2003. This increase was comprised of net increases due to cessation of construction activities ($4.9 million), higher energy and scrap metal revenues ($5.1 million), lower interest expense on project debt ($20.6 million), and the net decreases in other expenses — net and selling, general and administrative expenses, which included the provision for arena commitments of ($14.4 million) recorded in the third quarter of 2003. These increases were offset by net decreases due to higher operating and maintenance expenses ($4.0 million), the expiration of a hydroelectric lease ($2.1 million), restructuring of the existing projects ($12.3 million), the deconsolidation of Remaining Debtors ($8.3million), the elimination of amortization of deferred gains due to fresh start adjustments ($5.2 million) and the increase in depreciation expense due to fresh start accounting adjustments ($1.6 million).

International Segment

The following table summarizes the historical results of operations of the International segment for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003 (in thousands of dollars):

		For the period
	For the period	March 11, 2004	Combined results
	January 1, 2004	Through	for the nine months	Nine months ended
	through March 10,	September 30,	ended September 30,	September 30,
	2004	2004	2004	2003
Service Revenues	$1,161	$3,274	$4,435	$4,491
Electric & Steam Sales	34,365	72,331	106,696	126,106
Other Revenue	9	30	39	4

Total Revenue	$35,535	$75,635	$111,170	$130,601

Operating Income	$3,130	$9,998	$13,128	$13,071

Total revenues for the International segment for the first nine months of 2004 compared to the first nine months of 2003 decreased by $19.4 million. This decrease primarily resulted from the deconsolidation of the MCI facility and a $8.8 million energy sales reduction due to lower demand in 2004 at our facilities in India.

International plant operating costs were lower by $15.6 million, of which $12.4 million was due to deconsolidation of the MCI facility and $9.5 million was due to lower demand at CPIH’s facilities in India, offset by a $6.2 million increase in fuel costs at CPIH’s facilities in China.

Depreciation and amortization for the first nine months of 2004 decreased $3.5 million as a result of fresh start accounting adjustments.

Income from operations for the International segment for the first nine months of 2004 was comparable to the same period in 2003 due to a combination of lower plant operating costs in India, reductions in depreciation expense as a result of fresh start accounting adjustments, and the deconsolidation of the MCI facility, offset by an increase in fuel costs at our facilities in China and an increase in overhead costs at CPIH post emergence.

Quarter ended September 30, 2004 vs Quarter ended September 30, 2003

Consolidated Results

The following table summarizes the historical consolidated results of operations of Covanta for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands of dollars):

	Three months	Three months
	ended	ended
	September 30, 2004	September 30, 2003
Service revenues	$112,437	$120,353
Electricity and steam sales	54,893	70,184
Construction revenues	821	1,517
Other revenues	—	1

Total revenues	168,151	192,055

Plant operating expenses	107,897	120,754
Construction costs	149	6,318
Depreciation and amortization	18,111	16,845
Net interest on project debt	10,218	19,208
Other operating costs	265	163
Net gain on sales of businesses	(151)	(719)
Selling, general, and administrative expenses	11,098	7,777
Other expenses-net	(513)	14,324

Total costs and expenses	147,074	184,670

Operating income	21,077	7,385
Equity in income of unconsolidated investments	7,387	5,543
Interest expense	(9,761)	(8,081)
Reorganization items-expense	—	(34,808)

Income (loss) from continuing operations	18,703	(29,961)
Income tax (expense) benefit	(6,813)	13,429
Minority interests	(1,632)	(1,796)
Gain from discontinued operations	—	8,068

Net Income	$10,258	$(10,260)

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

Revenues for the third quarter of 2004 decreased $23.9 million compared to the third quarter of 2003, which resulted primarily from reductions in energy sales in both the domestic and the international segments. Additional reductions in revenues were attributable to decreases in service fees in the domestic segment. See separate segment discussion below for details relating to these variances.

Consolidated total expense before operating income for the third quarter of 2004 decreased $37.6 million compared to the same period in 2003, primarily due to decreases in plant operating costs, construction costs, net interest on project debt, and other expenses-net offset by selling, general and administrative expenses. These expenses decreased $12.9 million, $6.2 million, $9.0 million and $11.5 million respectively for the third quarter of 2004 compared to the third quarter of 2003. Depreciation and amortization for the third quarter of 2004 increased $1.3 million compared to the same period in 2003. On March 10, 2004 property, plant, and equipment were recorded at their estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts. See separate segment discussion below for details relating to these variances.

Equity income of unconsolidated investments for the third quarter of 2004 increased $1.8 million. The increase resulted from a $2.6 million increase in the international segment primarily due to a reduction in depreciation expense as a result of fresh start accounting adjustments. This increase was offset by $0.8 million decrease in the domestic segment primarily due to the sale of the geothermal business in December of 2003.

Interest expense for the third quarter of 2004 increased $1.7 million compared to the same period in 2003. The increase was primarily attributable to a $1.8 million increase in the international segment primarily due to the CPIH term loan, which began upon emergence along with a $0.6 million increase at a domestic facility related to obtaining a letter of credit which was required in the service agreement post emergence. These increases were offset by a $0.9 million decrease at the Onondaga facility due to the restructuring of a contract.

Reorganization items for the third quarter of 2003 were $34.8 million. These items primarily consisted of $10.8 million in legal and professional fees, $23.4 million of bankruptcy exit costs, and severance costs of $0.6 million. No reorganization items were recorded subsequent to Covanta’s emergence from bankruptcy on March 10, 2004.

The effective tax rate for the third quarter of 2004 was 36.4% compared to 44.8% for the third quarter of 2003.

Minority interests for the third quarter of 2004 were comparable to the same period in 2003.

For the third quarter of 2003 gain from discontinued operations was $8.1 million due to the rejection of a waste-to-energy lease, sale of the Geothermal Business, and the final disposition of the Arrowhead Pond interests.

Domestic Segment

The following table summarizes the historical results of operations of the Domestic segment for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands of dollars):

	Three months	Three months
	ended	ended
	September 30, 2004	September 30, 2003
Service Revenues	$110,930	$118,993
Electric & Steam Sales	23,796	29,537
Construction revenue	821	1,517
Other Revenue	—	—

Total revenues	$135,547	$150,047

Operating income	$18,653	$3,284

Total revenues for the Domestic segment for the third quarter 2004 decreased $14.5 million compared to the third quarter of 2003. Service revenues for the third quarter 2004 decreased $8.1 million compared to the third quarter of 2003. The decrease was primarily due to a $7.7 million reduction of service revenues from the Remaining Debtors due to deconsolidation, a $2.2 million decrease resulting from a domestic contract at a project that was restructured during 2003 and 2004 as part of Covanta’s overall restructuring. The foregoing revenue decreases were offset by a $1.1 million increase in revenues from scrap metal sales and escalation increases in fixed fees under service agreements combined.

Electricity and steam sales for the third quarter of 2004 decreased $5.7 million compared to the third quarter of 2003. The decrease was primarily due to a $4.7 million decrease resulting from the expiration of a lease at one domestic hydroelectric facility, a $2.2 million decrease due to the elimination of amortization of deferred revenue arrangement from the application of fresh start accounting requiring the fair value of the deferred gain on the Haverhill facility power purchase agreement, offset by a $0.8 million increase due to increased energy pricing at the Union and Alexandria facilities.

Construction revenue for the third quarter of 2004 decreased $0.7 million compared to the third quarter of 2003 resulting primarily from the completion of the desalination project in Tampa Bay.

Plant operating cost for the third quarter of 2004 decreased $7.0 million compared to the third quarter of 2003. $3.6 million of this decrease was due to the expiration of the lease at the hydroelectric facility noted above, and $4.6 million was related to the deconsolidation of the Remaining Debtors.

Construction costs for the third quarter of 2004 decreased $6.2 million compared to the third quarter of 2003. The decrease was primarily attributable to Covanta’s substantial completion of the Tampa Bay desalination facility, offset by an increase due to the release of prior year accruals relating to Clean Air Act retrofit construction projects.

Depreciation and amortization for the third quarter of 2004 increased $3.0 million compared to the same period in 2003. On March 10, 2004 property, plant and equipment were recorded at estimated fair market value resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts.

Net interest on project debt for the third quarter of 2004 decreased $7.8 million compared to the third quarter of 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidation of the Remaining Debtors noted above, and the restructuring of debt at a domestic facility in the last six months of 2003.

Other expense-net and selling, general and administrative expenses had a net decrease of $12.7 million in the third quarter of 2004 compared to the third quarter of 2003. This decrease was primarily due to the provision for arena commitments of $14.4 million recorded in the third quarter of 2003.

Income from operations for the Domestic segment for the third quarter of 2004 increased by $15.4 million compared to the third quarter of 2003. This increase was comprised of net increases due to cessation of construction activities ($5.5 million), net decreases in other expenses-net and selling, general and administrative ($12.7 million), higher energy and scrap metal revenues ($1.1 million), and lower interest expense on project debt ($7.8 million). These increases were offset by the expiration of a hydroelectric lease ($1.1 million), restructuring of an existing project ($2.2 million), the elimination of amortization of deferred gains due to a fresh start adjustment ($2.2 million), the deconsolidation of Remaining Debtors ($3.1 million), and higher depreciation expense related to fresh start accounting adjustments ($3.0 million).

International Segment

The following table summarizes the historical results of operations of the International segment for the three months ended September 30, 2004 and the three months ended September 30, 2003 (in thousands of dollars):

	Three months	Three months
	ended	ended
	September 30, 2004	September 30, 2003
Service Revenues	$1,507	$1,360
Electric & Steam Sales	31,097	40,647
Other revenue	—	1

Total revenues	$32,604	$42,008

Operating income	$2,424	$4,101

Total revenues for the International segment for the third quarter of 2004 decreased $9.4 million compared to the third quarter of 2003 primarily due to a $4.1 million decrease due to lower demand in 2004 at two facilities in India, and a $5.5 million decrease due to the deconsolidation of the MCI Facility in The Philippines.

International plant operating costs were lower by $5.9 million, of which $6.1 million was due to deconsolidation of the MCI Facility in The Philippines, $4.0 million was due to lower demand at CPIH’s facilities in India, offset by a $3.9 million increase in fuel costs at CPIH’s facilities in China.

Depreciation and amortization for the third quarter of 2004 decreased $1.5 million compared to the same period in 2003 as a result of fresh start accounting.

Income from operations for the International segment for the third quarter of 2004 decreased $1.7 million compared to the third quarter of 2003. The decrease was due to a combination of lower plant operating costs in India, reductions in depreciation expense as a result of fresh start accounting adjustments, and the deconsolidation of the MCI Facility, offset by an increase in fuel costs at CPIH’s facilities in China and an increase in overhead costs at CPIH post emergence.

As planned, the Edison Bataan Facility in the Philippines was shut down in the third quarter due to the expiration of a power purchase contract which will modestly reduce future income and cash flow for CPIH.

Covanta’s Capital Resources And Commitments

The following chart summarizes the various components and amounts of project and corporate debt of Domestic Covanta and CPIH as of September 30, 2004. DHC has no obligations with respect to any of the project or corporate debt of Covanta.

The following table summarizes Domestic Covanta’s and CPIH’s gross contractual obligations for corporate debt, and for project debt revalued as a result of adjustments required upon Covanta’s emergence from bankruptcy (amounts expressed in thousands of dollars.)

	Payments Due by Period
		Less than one			After
	Total	year	1 to 3 years	4 to 5 years	5 years
Domestic Covanta project debt	$828,610	$79,632	$168,247	$160,938	$419,793
CPIH project debt	103,488	24,753	28,316	28,316	22,103

Total Project Debt	932,098	104,385	196,563	189,254	441,896

Domestic Covanta high yield notes	206,884	—	—	—	206,884
Domestic Covanta unsecured notes	28,000	—	7,800	7,800	12,400
CPIH term loan	83,212	—	83,212	—	—
Other long-term debt	342	108	234	—	—

Total other long-term debt	318,438	108	91,246	7,800	219,284

Total debt obligations of Covanta	1,250,536	104,493	287,809	197,054	661,180
Less:
Non-recourse project debt	(932,098)	(104,385)	(196,563)	(189,254)	(441,896)
Non-Recourse CPIH term debt (Note 9)	(83,212)	—	(83,212)	—	—

Domestic Covanta corporate debt	$235,226	$108	$8,034	$7,800	$219,284

Domestic Project Debt.

Financing for Domestic Covanta’s waste-to-energy projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For most facilities owned by a Domestic Covanta subsidiary, the issuer of the bonds loans the bond proceeds to a Covanta subsidiary to pay for facility construction. The municipality then pays to the subsidiary as part of its service fee amounts necessary to pay debt service on the project bonds. For such facilities, project-related debt is included as “project debt (short-and long-term)” in Covanta’s consolidated financial statements. Generally, such project debt, is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Domestic Covanta subsidiaries is described in the table above as Non-recourse project debt. The only potential recourse to Covanta with respect to project debt arises under the operating performance guarantees described below.

With respect to such facilities, debt service is in most instances an explicit component of the fee paid by the municipal client. Such fees are paid by the municipal client to the trustee for the applicable project debt and held by the trustee until applied as required by the project debt documentation. While these funds are held by the trustee they are reported as restricted funds held in trust on Covanta’s consolidated balance sheet, they are not generally available to Covanta.

International Project Debt. Financing for projects in which CPIH has an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Domestic Covanta. Project debt relating to two CPIH projects in India, is included as “project debt (short-and long-term)” in Covanta’s consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants complied with.

Corporate Debt. Domestic Covanta’s and CPIH’s corporate debt obligations arise from its Chapter 11 proceeding and are outlined on the following table:

Domestic Covanta Debt

Designation	Principal Amount	Interest	Principal Payments	Security
High Yield Notes	$206.9 million (as of September 30, 2004) accreting to an aggregate principal amount of $230 million	Payable semi-annually in arrears at 8.25% per annum on $230 million	Due on maturity on March 2011	Third priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s domestic subsidiaries which are borrowers

Unsecured Notes	$28 million (est.), based on determination of allowed pre-petition unsecured obligations	Payable semi-annually in arrears at 7.5% per annum	Annual amortization payments of $3.9 million beginning March 2006 with the remaining balance due at maturity on March 2012	Unsecured and subordinated in right of payment to all senior indebtedness of Covanta including, the First Lien Facility and the Second Lien Facility, the High Yield Notes; will otherwise rank equal with, or be senior to, all other indebtedness of Covanta

CPIH Debt

Designation	Principal Amount	Interest	Principal Payments	Security
Term Loan Facility	$83 million (as of September 30, 2004)	Payable monthly in arrears at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable as increase to the principal amount of the loan	Due on maturity on March 2007	Second priority lien on substantially all of the CPIH borrowers’ assets not otherwise pledged

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

Other Commitments.

Covanta’s other commitments as of September 30, 2004 were as follows (in thousands of dollars).

	Commitments
	Expiring by Period
		Less than	More than
	Total	one year	one year
Letters of Credit	$201,263	$29,496	$171,767
Surety Bonds	20,294	1,150	19,144

Total Other Commitments — net	$221,557	$30,646	$190,911

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

Two of these letters of credit relate to a waste-to-energy project and are provided under the First Lien Facility. This facility currently provides for letters of credit in the amount of approximately $128 million and generally reduces semi-annually in time and December of end year as the related contractual requirement reduces until 2009, when the letters of credit are no longer contractually required to be maintained. The other letters of credit are provided under the Second Lien Facility and one unsecured letter of credit facility, in support of Domestic Covanta’s businesses and to continue existing letters of credit required by CPIH’s businesses. Some of these letters of credit reduce over time as well, and one of such reducing letters of credit may be cancelled if Covanta receives an investment grade rating from both Moody’s Investors Service and Standard & Poor’s. As of September 30, 2004, Domestic Covanta had approximately $47 million in available capacity for additional letters of credit under the Second Lien Facility. The following table describes the reduction in letter of credit requirements, through 2009, for all existing letters of credit; the table does not include amounts with respect to new letters of credit that may be issued.

	2004	2005	2006	2007	2008	2009
Total First Lien LCs	$119,668	$108,967	$89,775	$90,918	$44,466	$—
Total Second Lien LCs	70,949	60,487	60,487	55,487	50,487	50,487
Total Other LCs	2,329	2,029	1,728	1,500	1,500	1,500

Total Combined LCs	$192,946	$171,483	$151,990	$147,905	$96,453	$51,987

All amounts stated are as of December 31 of year noted

Covanta believes that it will be able to fully perform its contracts to which these letters of credit relate, and that it is unlikely that letters of credit would be drawn because of its performance. Were any of Covanta’s letters of credit to be drawn, under Covanta’s debt facilities, the amount drawn would be immediately repayable to the issuing bank.

The surety bonds listed on the table above relate to performance under its waste water treatment operating contracts ($8.5 million), possible closure costs for various energy projects when such projects cease operating ($10.8 million), and energy projects sold but for which related surety bonds are expected to be cancelled in 2004 ($1.2 million). Were these bonds to be drawn upon, Covanta would ordinarily have a contractual obligation to indemnify the surety company. However, as these indemnity obligations arose prior to Covanta’s bankruptcy filing, the surety companies’ indemnity claims would entitle them to share only in a limited distribution along with other unsecured creditors under the Reorganization Plan. Because such claims share in a fixed distribution under the Reorganization Plan, Covanta expects that any such distribution will not affect the obligations of Domestic Covanta or CPIH. The sureties may have additional rights to make claims against retainage or other funds owed to Covanta with respect to projects for which surety bonds were issued. Covanta expects that enforcement of such rights will not have any material impact upon Domestic Covanta or CPIH.

Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Domestic Covanta, Covanta’s potential maximum liability as of September 30, 2004 associated with the repayment of the municipalities’ debt on such facilities, amounted in aggregate to approximately $1.3 billion. This amount was not recorded as a liability in Covanta’s Consolidated Balance Sheet as of September 30, 2004 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Company-owned waste-to-energy facilities could expose Covanta to recourse liability on project debt shown on the foregoing table. Covanta also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

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

Covanta’s Liquidity

Covanta’s resources to meet its liquidity needs include its cash holdings, cash from operations, asset sales and its liquidity facilities. Covanta does not expect to receive any cash contributions from Danielson to enhance its liquidity, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to Danielson.

At September 30, 2004, Domestic Covanta had $73.3 million in unrestricted cash, reflecting a net increase of $22.3 million in unrestricted cash since June 30, 2004 In addition, as of September 30, 2004 Domestic Covanta had $39.6 million in cash held in restricted accounts to pay for additional emergence expenses that are estimated to be paid after emergence. Cash held in such reserve accounts is not available for general corporate purposes.

During the third quarter, CPIH made payments of $4.0 million to reduce outstanding principal on its term loan, a portion of which was funded by the sale of its interest in an energy facility in Spain. At September 30, 2004, CPIH had $5.2 million in its domestic accounts. CPIH also had $11.0 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S due to the: (i) requirements of the relevant project financing documents; (ii) applicable laws; (iii) contractual obligations; (iv) prevention of material adverse tax liabilities to Covanta and subsidiaries. While CPIH’s term loan is outstanding CPIH’s cash balance is not available to be transferred to Domestic Covanta.

Restricted funds held in trust largely reflects payments from municipal clients under Service Agreements as the part of the service fee due reflecting debt service. These payments are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. Covanta does not have access to these funds.

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

The following table provides additional information with respect to cash available to pay Domestic Covanta’s and CPIH’s corporate debt and letter of credit fees, for the quarter ended September 30, 2004 (in thousands of dollars):

	DOMESTIC	CPIH	CONSOLIDATED
Operating Income	$18,653	$2,424	$21,077
Depreciation and Amortization	16,097	2,014	18,111
Change in unbilled service receivables	2,518	—	2,518
Project debt principal repaid	(4,258)	(4,808)	(9,066)
Change in restricted funds held in trust	(30,552)	1,980	(28,572)
Change in restricted funds for emergence costs	5,978	—	5,978
Change in Accrued emergence costs	(5,978)	—	(5,978)
Change in other liabilities	19,427	(272)	19,155
Distributions to minority interests	(1,622)	(1,162)	(2,784)
Amortization of premium and discount	(3,218)	—	(3,218)
Proceeds from sale of businesses	—	1,844	1,844
Investments in facilities	(1,750)	(193)	(1,943)
Change in other assets	22,489	8,997	31,486

Cash generated for corporate debt and letter of credit fees, pre-tax	37,784	10,824	48,608
Corporate Income Taxes paid:
Foreign	—	(666)	(666)
State	(2,455)	—	(2,455)
Federal	(600)	—	(600)

Cash generated for corporate debt and letter of credit fees, after taxes	34,729	10,158	44,887
Cash Balance, Beginning of Period	51,021	11,652	62,673

Cash Available for Corporate Debt and Letter of Credit Fees	85,750	21,810	107,560
Corporate Debt Service and Letter of Credit Fees Paid-Net	(12,407)	(1,612)	(14,019)
Payment of Principal Corporate Debt	(9)	(4,041)	(4,050)

Cash Balance, End of Period	$73,334	$16,157	$89,491

Reconciliation of cash generated for corporate debt and letter of credit fees after taxes to cash provided by operating activities for the three months ended September 30, 2004 (dollars in thousands):

Cash generated for corporate debt and letter of credit fees, after taxes for the three months ended September 30, 2004	$44,887
Investment in Facilities	1,943
Other cash provided in investing activities	497
Change in restricted funds held in trust	28,572
Payment of project debt	9,066
Distribution to minority partners	2,784
Corporate debt service and leter of credit fees paid — net	(14,019)

Cash provided by operating activities for the three months ended September 30, 2004	73,730
Cash provided by operating activities for the period March 11, 2004 to June 30, 2004	26,588

Cash provided by operating activities for the period March 11, 2004 to September 30, 2004	$100,318

The domestic cash generated for corporate debt and letter of credit fees, after tax for the quarter ended September 30, 2004 was $34.7 million as compared to the second quarter of $7.7 million. The increase is largely driven by seasonal factors which include the third quarter receipt of a substantial portion of the Covanta’s annual incentive revenue as well as reduced payments in the third quarter relating to semi-annual scheduled maintenance work. In addition to the typical seasonal influences, cash generation in the third quarter benefited from a payment of approximately $4 million relating to the close out of our Tampa water project, as well as other changes in working capital. Management anticipates that the Company will be a net user of cash during the fourth quarter due in large part to payments associated with scheduled semi-annual maintenance work and annual insurance premiums.

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

Domestic Covanta and CPIH have entered into the following credit facilities which provide liquidity and letters of credit relating to their respective businesses. As of September 30, 2004, neither Domestic Covanta nor CPIH had made any borrowings under their respective liquidity facilities.

Designation	Purpose	Term	Security
Domestic Covanta Facilities
First Lien Facility	To provide for letter of credit required for a Covanta waste-to-energy facility	Expires March 2009	First priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s subsidiaries which are domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.

Second Lien Facility	To provide for certain existing and new letters of credit and up to $10 million in revolving credit for general corporate purposes	Expires March 2009	Second priority lien in substantially all of the assets of the domestic borrowers not subject to prior liens. Guaranteed by domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.

CPIH Facility

Revolving Loan Facility	Up to $9.1 million	Expires March 2007	First priority lien on the stock of CPIH and substantially all of the CPIH borrowers’ assets not otherwise pledged

See Note 9 to the Consolidated Financial Statements.

Supplemental Information About Domestic Covanta Waste-To-Energy Project Ownership Structures

Covanta’s waste-to-energy business originally was developed in response to competitive procurements conducted by municipalities for waste disposal services. One of the threshold decisions made by each municipality early in the procurement process was whether it, or the winning vendor, would own the facility to be constructed; there were advantages and disadvantages to the municipality with both ownership structures. As a result, Domestic Covanta today operates many publicly owned facilities, and owns and operates many others. In addition, as a result of acquisitions of additional projects originally owed or operated by other vendors. Domestic Covanta operates several projects under a lease structure where a third party lessor owns the project. In all cases, Domestic Covanta operates each facility pursuant to a long-term contract, and provides the same service in consideration of a monthly service fee paid by the municipal client.

Under both ownership structures, the municipalities typically borrowed funds to pay for the facility construction, by issuing bonds. In a private ownership structure, the municipal entity loans the bond proceeds to Covanta’s project subsidiary, and the facility is recorded as an asset, and the project debt is recorded as a liability, on Covanta’s consolidated balance sheet. In a public ownership structure, the municipality would pay for construction without loaning the bond proceeds to Domestic Covanta, and Covanta records as an asset the value of its relationship with its municipal client.

Regardless of whether a project was owned by Domestic Covanta or its municipal client, the municipality is generally responsible for repaying the project debt after construction is complete. Where it owns the facility, the municipality pays periodic debt service directly to a trustee under an indenture. For most projects where Domestic Covanta owns the facility, the municipal client pays debt service as a component of its monthly service fee payment to Domestic Covanta. As of September 30, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $666 million. As with a public ownership structure, this debt service payment is retained by a trustee, and is not held or available to Covanta for general use. In these private ownership structures, Covanta records on its consolidated financial statements revenue with respect to debt service (both principal and interest) on project debt, and expense for depreciation and interest on project debt.

Domestic Covanta also owns two waste-to-energy projects for which debt service is not expressly included in the fee it is paid. Rather, Domestic Covanta receives a fee for each ton of waste processed at these projects. As of September 30, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $162 million. Accordingly, Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

For Domestic Covanta-owned projects, all cash held by trustees is recorded as restricted funds held in trust. For facilities not owned by Domestic Covanta, Covanta does not incur, nor does it record project debt service obligations, project debt service revenue or project debt service expense.

Domestic Covanta generates electricity and/or steam for sale at all of its waste-to-energy projects, regardless of ownership structure. During the term of its operating contracts with its municipal clients, most of the revenue from electricity and steam sales (typically 90%) benefits the municipal client as a reduction to its monthly service fee obligation to Covanta.

Generally, the term of Domestic Covanta’s operating contracts with its municipal clients coincides with the term of the bonds issued to pay for the project construction. Therefore, another important difference between public and private ownership of Domestic Covanta’s waste-to-energy projects is project ownership after these contracts expire. In many cases, the municipality has contractual rights (not obligations) to extend the contract. If a contract is not extended on a publicly owned project, Domestic Covanta’s role, and its revenue, with respect to that project would cease. If a contract is not extended on a Domestic Covanta-owned project, it would be free to enter into new revenue generating contracts for waste supply (with the municipality, other municipalities, or private waste haulers) and for electricity or steam sales. Domestic Covanta would in such cases have no remaining project debt to repay from project revenue, and would be entitled to retain 100% of energy sales revenue.

Supplemental Financial Information About Domestic Covanta And Cpih

The following condensed consolidating balance sheets, statement of operations and statements of cash flow provide additional financial information for Domestic Covanta and CPIH. Because Domestic Covanta and CPIH have had separate capital structures and cash management systems only since Covanta emerged from bankruptcy on March 10, 2004, comparable information did not exist prior to Covanta’s emergence from bankruptcy. For this reason, and because the difficulty and limited usefulness of generating information for the short portion of March, 2004, this supplemental information covers the period from April 1, 2004 through September 30, 2004.

CONDENSED CONSOLIDATING BALANCE SHEETS
For the Period Ended September 30, 2004
(In Thousands of Dollars)

	DOMESTIC	CPIH	CONSOLIDATED
Assets
Current Assets:
Cash and cash equivalents	$73,334	$16,157	$89,491
Restricted funds for emergence costs	39,590	—	39,590
Restricted funds held in trust	112,920	28,292	141,212
Unbilled service receivable	51,221	—	51,221
Other current assets	138,814	39,665	178,479

Total current assets	415,879	84,114	499,993
Property, plant and equipment-net	801,042	101,780	902,822
Restricted funds held in trust	99,295	15,186	114,481
Service and energy contracts	203,618	558	204,176
Unbilled service receivable	95,360	—	95,360
Other assets	45,312	72,410	117,722

Total Assets	$1,660,506	$274,048	$1,934,554

Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Current portion of long-term debt	$108	$—	$108
Current portion of project debt	79,632	24,753	104,385
Accrued emergence costs	39,590	—	39,590
Other current liabilities	123,102	25,455	148,557

Total current liabilities	242,432	50,208	292,640
Long-term debt	235,119	83,211	318,330
Project debt	748,978	78,735	827,713
Deferred income taxes	214,592	11,175	225,767
Other liabilities	114,659	2,226	116,885

Total liabilities	1,555,780	225,555	1,781,335
Minority interests	43,722	39,452	83,174
Total Shareholders’ Equity	61,004	9,041	70,045

Total Liabilities, Minority interests and Shareholders’ Equity	$1,660,506	$274,048	$1,934,554

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months ended September 30, 2004
(In Thousands of Dollars)

	DOMESTIC	CPIH	CONSOLIDATED
Total revenues	$135,547	$32,604	$168,151

Depreciation and amortization	16,097	2,014	18,111
Net interest on project debt	7,232	2,986	10,218
Other costs and expenses	93,565	25,180	118,745

Total costs and expenses	116,894	30,180	147,074

Operating income	18,653	2,424	21,077
Equity in income from unconsolidated investments	171	7,216	7,387
Interest expense (net of interest income of ($41 and $739)	(8,104)	(1,657)	(9,761)

Income from operations before income taxes and minority interests	10,720	7,983	18,703
Income tax expense	(4,482)	(2,331)	(6,813)
Minority interests	(629)	(1,003)	(1,632)

Net income	$5,609	$4,649	$10,258

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months ended September 30, 2004
(In Thousands of Dollars)

	DOMESTIC	CPIH	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,609	$4,649	$10,258
Adjustments to Reconcile Net income to Net Cash Provided by Operating Activities:
Depreciation and amortization	16,097	2,014	18,111
Deferred income taxes	3,647	1,016	4,663
Equity in income from unconsolidated investments	(171)	(7,216)	(7,387)
Accretion of principal on Senior Secured Notes	849	—	849
Amortization of premium and discount	(3,218)	—	(3,218)
Other	1,362	1,316	2,678
Management of Operating Assets and Liabilities:
Unbilled service receivables	2,518	—	2,518
Restricted funds held in trust for emergence costs	5,978	—	5,978
Other assets	23,053	8,683	31,736
Accrued emergence costs	(5,978)	—	(5,978)
Other liabilities	13,104	418	13,522

Net cash provided by operating activities	62,850	10,880	73,730

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in facilities	(1,750)	(193)	(1,943)
Proceeds from sale of business	—	1,844	1,844
Other	(2,346)	5	(2,341)

Net cash (used in) provided by investing activities	(4,096)	1,656	(2,440)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) decrease in restricted funds held in trust	(30,552)	1,980	(28,572)
Payment of project debt	(4,258)	(4,808)	(9,066)
Payment of corporate debt	(9)	(4,041)	(4,050)
Other	(1,622)	(1,162)	(2,784)

NET CASH USED IN FINANCING ACTIVITIES	(36,441)	(8,031)	(44,472)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,313	4,505	26,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,021	11,652	62,673

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,334	$16,157	$89,491

MANAGEMENT’S DISCUSSION AND ANALYSIS OF INSURANCE OPERATIONS

The operations of DHC’s insurance subsidiary, National American Insurance Company of California (“NAICC”), and its subsidiary Valor Insurance Company, Incorporated (“Valor”) are primarily property and casualty insurance. Effective July 2003, the decision was made to focus exclusively on the California non-standard personal automobile insurance market. Effective July 7, 2003, NAICC ceased writing new policy applications for commercial automobile insurance and began the process of providing the required statutory notice of its intention not to renew existing policies. As of September 30, 2004, there were no commercial automobile policies in-force versus 2,499 policies and $7.6 million in unearned premiums as of September 30, 2003.

Insurance Operating Results

Quarter Ended September 30, 2004 Compared with Quarter Ended September 30, 2003

Net premiums earned were $3.8 million and $8.4 million for the quarters ended September 30, 2004 and September 30, 2003, respectively. The change in net premiums earned during those periods was directly related to the change in net premiums written. Net written premiums were $3.6 million and $5.4 million for the quarters ended September 30, 2004 and September 30, 2003, respectively.

The $1.8 million decrease in net written premiums for 2004 was attributable to exiting the commercial automobile line of business in 2003 and restrictions placed by DHC on Insurance Services underwriting certain private passenger automobile policies.

Net written premiums for non-standard private passenger automobile were $3.6 million for the quarter ended September 30, 2004, a decrease of $0.5 million from the comparable period in 2003. The decrease in non-standard private passenger automobile net written premiums was primarily due to DHC’s directing Insurance Services to restrict new policies written to a rate less than the rate of cancellations of the in-force book. The balance of the decline of net written premium is attributable to the non-renewal of the commercial automobile book.

Net investment income was $0.7 million and $0.9 million for the quarters ended September 30, 2004 and September 30, 2003, respectively. The decrease was primarily attributable to reductions in the overall portfolio yield of approximately 100 basis points and the fixed income asset base declining by an average balance of $9.3 million. The decline in investment base was attributable to the overall downsizing of business, requiring the sale of securities to fund loss payments related to existing reserves and reducing available new funds from premiums for investment. The decline in portfolio yield was attributable to the maturity of higher yielding investments. Realized gains were negligible for the quarter ended September 30, 2004. In the third quarter of 2003, $0.4 million in realized losses were recognized primarily due to an other than temporary write-down of an equity security.

Net losses and loss adjustment expenses (“LAE”) were $3.0 million and $8.1 million for the quarters ended September 30, 2004 and September 30, 2003, respectively. The resulting loss and LAE ratios for the corresponding periods were 78.0% and 96.8%, respectively. The loss and LAE ratio decreased in the quarter ended September 30, 2004 over the comparable period in 2003 due to Insurance Services recognizing $1.3 million in adverse reserve development in Valor workers’ compensation line in 2003. Private passenger auto’s performance was relatively unchanged from 2003 to 2004 and was performing at underwriting expectations.

Policy acquisition costs were $0.7 million and $2.0 million for the quarters ended September 30, 2004 and September 30, 2003, respectively. As a percentage of net premiums earned, policy acquisition expenses were 19.6% and 23.7% for the quarters ended September 30, 2004 and September 30, 2003, respectively. The decrease in the policy acquisition expense ratio in 2004 reflects reductions in commission structure with its non-standard California automobile program of 450 basis points.

General and administrative expenses were $1.1 million and $1.5 million for the quarters ended September 30, 2004 and September 30, 2003, respectively. The reduction was primarily the impact of outsourcing data operations and a reduced infrastructure in general.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net premiums earned were $14.3 million and $28.6 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. The change in net premiums earned during those periods was directly related to the change in net written premiums. Net written premiums were $11.3 million and $26.8 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

The $15.5 million decrease in net written premiums for 2004 was attributable to a reduction in private passenger automobile policies written as a result of DHC’s directing Insurance Services to restrict the underwriting of new non-standard private passenger automobile insurance and the non-renewal of the commercial automobile program. Net written premiums for non-standard private passenger automobile were $11.4 million for the nine months ended September 30, 2004, a decrease of $2.7 million from the comparable period in 2003. The balance of the overall decline is attributable to exiting the commercial automobile program. In July 2004, DHC’s Board of Directors approved the writing of additional premiums, however, the writings are not to exceed the National Association of Insurance Commissioner’s (NAIC’s) Insurance Regulatory Information System (IRIS) ratios. Effective October 12, 2004, Insurance Services received rate and class plan approval to commence writing a new non-standard personal auto program with the same general agent. Insurance Services anticipates new premium volume to occur no earlier than November 15, 2004.

Net investment income was $1.9 million and $3.1 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. The decrease was attributable to reductions in both the overall bond portfolio yield of approximately 100 basis points and the fixed maturity asset base declining by an average balance of $11.2 million. Additionally, Insurance Services recognized that one of its US Treasury bond securities would likely be called prior to its maturity date and accelerated the recognition of bond premium amortization of $0.2 million. The decline in investment base was attributable to the overall downsizing of business, requiring the sale of securities to fund loss payments related to existing reserves and reducing available new funds for investment. The decline in portfolio yield was attributable to a reduction in overall market interest rates on reinvested funds and the maturity of higher yielding investments. Realized gains of $0.2 million were recognized on the sale of fixed income securities for the nine-month period ended September 30, 2004. Realized losses recorded for the nine-month period in 2003 were $0.1 million and were due to gains on the sale of equity securities of $0.8 million and fixed income securities of $1.0 million offset by the impairment loss on three equity securities of $1.9 million. Disposition activity has decreased substantially in 2004 as portfolio balancing was previously addressed in 2003.

Net losses and LAE were $10.1 million and $29.7 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. The resulting loss and LAE ratios for the corresponding periods were 70.7% and 103.8%, respectively. The loss and LAE ratio decreased in the nine-month period ended September 30, 2004 over the comparable period in 2003 due to recording $0.7 million in net favorable development. The private passenger automobile, workers’ compensation and general liability lines were favorable by $1.3 million, $0.2 million and $0.2 million, respectively, offset by adverse development in commercial automobile of $1.1 million, primarily associated with higher defense costs. Conversely in 2003, Insurance Services recognized $4.3 million and $3.3 million in adverse development in commercial automobile and the Valor workers’ compensation lines, respectively. The favorable development in private passenger personal automobile recognized in 2004 was largely attributable to a reduction in the projected average cost of claims paid. Meanwhile workers’ compensation savings are a result of successfully closing numerous cases, the result of which was aided by recently passed reforms in California.

Policy acquisition costs were $3.0 million and $6.7 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. As a percentage of net premiums earned, policy acquisition expenses were 21.0% and 23.5% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The decrease in the policy acquisition expense ratio in 2004 reflected reductions in commission structure with its non-standard California automobile program of 450 basis points, offset slightly for profit commissions recognized in conjunction with better than expected underwriting performance for the 2003 non-standard personal automobile program activity. The policy acquisition expense ratio for the nine months ended September 30, 2004, adjusted for the profit commission was 20%.

General and administrative expenses were $3.5 million and $3.8 million for the nine months ended September 30, 2004 and September 30, 2003. The reduction reflects the impact of outsourcing data operations and a reduced infrastructure in general. Included in the current period was $0.1 million of additional allowance for uncollectible reinsurance.

Cash Flow from Insurance Operations

Cash used in operations was $14.9 million and $17.1 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. The ongoing use of cash in operations was due to Insurance Services continuing to make payments related to discontinued lines and territories in excess of premium receipts from the remaining lines. This negative cash flow restricted Insurance Services from fully re-investing bond maturity proceeds and in some circumstances required the sale of bonds in order to meet obligations as they arose. Cash provided from investing activities was $7.9 million for the nine months ended September 30, 2004 compared with $10.7 million for the comparable period in 2003. The $2.8 million decrease in cash provided by investing activities compared to the nine months ended September 30, 2003 was primarily the result of the portfolio rebalancing effort that took place in 2003. Cash provided by financing activities of $8.0 million for the nine months ended September 30, 2003 resulted from a $4.0 million capital contribution by DHC and the early repayment of a $4.0 million promissory note.

Liquidity and Capital Resources Of Insurance Operations

Insurance Services requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. Insurance Services meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, Insurance Services relies on the sale of invested assets. Insurance Services investment policy guidelines require that all loss and LAE liabilities be matched by a comparable amount of investment grade assets. DHC believes that Insurance Services currently has both adequate capital resources and sufficient reinsurance to meet its current operating requirements.

The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk based capital requirements (“RBC”). The RBC model for property and casualty insurance companies requires that carriers report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. Insurance Services had projected its RBC requirement as of September 30, 2004 under the RBC model and believes that it is above the level which would trigger increased oversight by Insurance Services’ regulators.

Two other common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and LAE reserves). A commonly accepted standard for net written premium-to-surplus ratio is 3.0 to 1, although this varies with different lines of business. Insurance Services’ annualized premium-to-year-end statutory surplus ratio of 0.9 to 1 remains well under current industry standards. Insurance Services’ ratio of loss and LAE reserves to statutory surplus of 2.9 to 1 at September 30, 2004 is within industry guidelines.

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

Discussion of Critical Accounting Policies

In preparing its financial statements in accordance with U.S. generally accepted accounting principles, the Company is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. (See Note 4 to the Consolidated Financial Statements). Many of DHC’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions.

Purchase Accounting

The Company applied purchase accounting for its acquisition of Covanta. As described in Note 2, the Company valued the acquired assets and liabilities assumed at fair value. The estimates of fair value used by the Company reflect its best estimate based on the work of independent valuation consultants and, where such work has not been completed, such estimates have been based on the Company’s experience and relevant information available to the Company. These estimates, and the assumptions used by the Company and by its valuation consultants, are subject to inherent uncertainties and contingencies beyond the Company’s control. For example, the Company used the discounted cash flow method to estimate value of many of its assets. This entails developing projections about future cash flows and the adopting an appropriate discount rate. The Company can not predict with certainty actual cash flows and the selection of a discount rate is heavily dependent on judgment. If different cash flow projections or discount rates were used, the fair values of the Company’s assets and liabilities could be materially increased or decreased. Also as described in Note 2, estimates of asset and liability values may be adjusted further if and when additional information regarding such values is developed and evaluated. Accordingly, there can be no assurance that such estimates and assumptions reflected in the valuations will be realized, or that further adjustments will not occur. The assumptions and estimates used by the Company therefore have substantial effect on the Company’s balance sheet. In addition because the valuations impact depreciation and amortization, changes in such assumptions and estimates may effect earnings in the future.

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

Net Operating Loss Carryforwards — Deferred Tax Assets

As described in Note 10, the Company has recorded a deferred tax asset related to the NOLs. The amount recorded was calculated based upon of future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected from the Company’s waste-to-energy business, to the extent it is reasonably predictable.

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

Service revenues include:

1)	Fees earned under contract to operate and maintain waste-to-energy, independent power and water facilities;

2)	Fees earned to service project debt (principal and interest) on waste-to-energy projects where such fees are expressly included as a component of the service fee paid by the municipal client pursuant to applicable service agreements;

3)	Fees earned for processing waste in excess of service agreement requirements;

4)	Tipping fees earned under waste disposal agreements; and

5)	Other miscellaneous fees such as revenue for scrap metal recovered and sold.

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

Treatment of Pass Through Costs

Pass through costs are costs for which Covanta receives a direct contractually committed reimbursement from the client which sponsors a project. These costs include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net in Covanta’s financial statements. Total pass through expenses for the periods March 11, 2004 through September 30, 2004, January 1, 2004 through March 10, 2004, and the first nine months of 2003 were $25.5 million, $10.0 million, and $ 35.9 million respectively.

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

Market Risk

Covanta’s long-term debt is subject to an adverse change in fair value if interest rates were to fall on fixed rate debt. For fixed rate debt, the potential increase in fair value from a 20 percent hypothetical decrease in the underlying September 30, 2004 market interest rates would be approximately $24.5 million.

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

DHC’s management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within DHC have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

There has been no change in DHC’s internal control over financial reporting during DHC’s quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, DHC’s internal control over financial reporting.

Throughout 2004, and particularly following its acquisition of Covanta, DHC has worked diligently to document and evaluate its internal controls over financial reporting in order to allow DHC to report on, and allow its independent auditors to attest to, these internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting, (ii) a description of the framework used by management to conduct its evaluation of these controls, (iii) management’s assessment of the effectiveness of these internal controls as of the end of 2004, and (iv) a statement as to whether DHC’s independent auditors have issued an attestation report on management’s assessment of these controls.

Management acknowledges its responsibility for internal controls over financial reporting, and has sought and continues to seek to improve these controls. In addition, in order to achieve compliance with Section 404 within the required period, management has dedicated internal resources, and engaged external consultants and advisors, to develop and execute a work plan intended to (i) integrate and coordinate Covanta’s internal controls with those of DHC in order to create a uniform control environment, (ii) document and assess the adequacy of DHC’s internal controls over financial reporting, (iii) take steps to improve controls where appropriate, (iv) test that controls are functioning as designed, and (v) keep DHC’s independent auditors apprised of its progress on an ongoing basis. DHC believes this process is consistent with the objectives of Section 404. DHC’s documentation and testing to date have identified certain aspects of its internals controls over financial reporting that it believes require remediation. Where such circumstances have been identified, management has implemented such remediation. While DHC continues to dedicate substantial resources to this effort, it can provide no assurance as to its, or its independent auditors’, conclusions as of the end of 2004 with respect to the effectiveness of its internal control over financial reporting under Section 404. The existence of the above factors and circumstances creates a risk that DHC, or its independent auditors, will not be able to conclude that, as of the end of 2004, its internal controls over financial reporting are effective as required by Section 404.

There has been no change in DHC’s internal control over financial reporting during DHC’s quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, DHC’s internal control over financial reporting.

Part II

Other Information

Item 1. Legal Proceedings

See Note 15 to the Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

     DHC held its Annual Meeting of Shareholders on October 5, 2004. At that meeting, the shareholders voted on the following proposals:

     1. To elect eight directors to serve a one-year term that will expire at the next Annual Meeting of Shareholders. The votes cast for each director were follows:

Directors	For	Withheld
David M. Barse	63,935,003	70,802
Ronald Broglio	63,978,726	27,079
Peter C.B. Bynoe	63,515,315	490,490
Richard Huber	63,871,357	134,448
William C. Pate	63,953,031	52,774
Jean Smith	63,896,510	109,295
Joseph P. Sullivan	63,434,099	571,706
Clayton Yeutter	60,345,623	3,660,182

     2. To approve the Danielson Holding Corporation Equity Award Plan for Employees and Officers.

Votes For	Votes Against	Abstentions	Broker Non-Votes
43,778,225	1,190,390	1,035,811	15,756,467

     3. To approve the Danielson Holding Corporation Equity Award Plan for Directors.

Votes For	Votes Against	Abstentions	Broker Non-Votes
43,770,039	1,225,929	1,008,458	15,756,467

     4. To ratify the appointment of Ernst & Young LLP as the independent auditors of DHC for the year ending December 31, 2004.

Votes For	Votes Against	Abstentions
63,823,512	154,640	27,653

Item 5. Other Information

none

Item 6. Exhibits

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

DANIELSON HOLDING CORPORATION (Danielson Holding Corporation)
November 8, 2004	By:	/s/Anthony J. Orlando
Anthony J. Orlando
Chief Executive Officer

November 8, 2004	By:	/s/Craig D. Abolt
Craig D. Abolt
Chief Financial Officer