Form 10-K
period 2004-12-31
DANIELSON HOLDING CORP
filed 2005-03-16
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 6732
DANIELSON HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-6021257
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)

40 Lane Road, Fairfield, N.J.	07004
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(973) 882-9000
Securities registered pursuant to Section 12(b ) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.10 par value	American Stock Exchange
Securities registered pursuant to Section 12(g ) of the Act:
N/ A
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).     Yes ☑          No ☐
      State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $284,458,822
Outstanding Stock (all classes)

Class	March 9, 2005

Common Stock, $0.10 par value	73,214,836 shares
Documents Incorporated By Reference:
None.

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	52
Item 3.	Legal Proceedings	54
Item 4.	Submission of Matters to a Vote of Security Holders	56

PART II
Item 5.	Market For Registrant’s Common Equity And Related Stockholder Matters	57
Item 6.	Selected Financial Data	58
Item 7.	Management’s Discussion And Analysis of Financial Condition And Results Of Operation	59
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk	108
Item 8.	Financial Statements and Supplementary Data	113
Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	187
Item 9A.	Controls and Procedures	187
Item 9B.	Other Information	188

PART III
Item 10.	Directors and Executive Officers of the Registrant	189
Item 11.	Executive Compensation	192
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	197
Item 13.	Certain Relationships and Related Transactions	201
Item 14.	Principal Accountant Fees and Services	203

PART IV
Item 15.	Exhibits and Financial Statement Schedules	205
Equity Award Plan for Employees and Officers
Subsidiaries
Consent
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

i

PART I

Item 1.	BUSINESS
INTRODUCTION
      Danielson Holding Corporation (“Danielson”) is a holding company incorporated in Delaware on April 16, 1992. Prior to entering the energy business through its acquisition of Covanta Energy Corporation (“Covanta”) in March 2004, substantially all of its operations were conducted in the insurance services industry. Danielson engages in insurance operations through its indirect subsidiaries, National American Insurance Company of California (“NAICC”) and related entities. Throughout 2004, Danielson also held an equity interest in companies engaged in the marine transportation and services industry through its investment in American Commercial Lines, LLC (“ACL”) and related entities.
      Prior to its acquisition of Covanta, Danielson’s strategy has been to grow by making strategic acquisitions. As part of this corporate strategy Danielson has sought acquisition opportunities, such as the acquisition of Covanta, which management believes will enable us to earn an attractive return on our investment.
      As a result of the consummation of the Covanta acquisition on March 10, 2004, Danielson’s future performance will predominantly reflect the performance of Covanta’s operations which are significantly larger than Danielson’s other operations. As a result, the nature of Danielson’s business, the risks attendant to such business and the trends that it will face will be significantly altered by the acquisition of Covanta. Accordingly, Danielson’s prior financial results will not be comparable to future results.
      Danielson acquired its 100% ownership interest in ACL in May 2002. On January 31, 2003, ACL and many of its subsidiaries and its immediate direct parent entity, American Commercial Lines Holdings, LLC (“ACL Holdings”), filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. ACL Holdings and ACL confirmed a plan of reorganization on December 30, 2004, and emerged from bankruptcy on January 11, 2005. As a result, Danielson’s equity interest in ACL was cancelled, and as a part of ACL’s plan of reorganization it received in January 2005 warrants to purchase 3% of ACL’s new common stock from certain creditors of ACL.
      During 2004, Danielson owned a direct 5.4% interest in Global Materials Services, LLC (“GMS”) and a direct 50% interest in Vessel Leasing, LLC (“Vessel Leasing”). GMS was a joint venture among ACL, Danielson, and a third party, which owned and operated marine terminals and warehouse operations. Vessel Leasing was a joint venture between ACL and Danielson which leases barges to ACL’s barge transportation operations. Neither GMS nor Vessel Leasing filed for Chapter 11 protection. Danielson, GMS and Vessel Leasing were not guarantors of ACL’s debt nor were they liable for any of ACL’s liabilities. On October 6, 2004, Danielson and ACL sold its interests in GMS to the third party joint venture member and on January 13, 2005, Danielson sold its interest in Vessel Leasing to ACL.
      As a result of the ACL bankruptcy filing, while Danielson continued to exercise influence over the operating and financial policies of ACL, it no longer maintained control of ACL. Accordingly, beginning with the year ended December 31, 2003, Danielson accounted for its investments in ACL, GMS and Vessel Leasing using the equity method of accounting. Under the equity method of accounting, Danielson reported its share of the equity investees’ income or loss based on its ownership interest. In determining the proper equity method earnings to be recognized for ACL, Danielson did not recognize losses in excess of its investment’s carrying value of zero at December 31, 2003, as Danielson was not liable either directly or as guarantor for such losses.
      Danielson had cash and investments, including investments in subsidiaries, at the holding company level of $120.9 million at December 31, 2004. Danielson’s cash amounted to $12.9 million. Danielson’s investments consisted of publicly traded bonds of $3.3 million. Danielson had a $85.4 million investment in Covanta. Danielson also had a $16.8 million investment in insurance subsidiaries and a $2.5 million investment in Vessel Leasing. Danielson had liabilities at the holding company level of $5.2 million.

      Danielson estimates as of the end of 2004, that it had aggregate consolidated net operating loss tax carryforwards for federal income tax purposes (“NOLs”) of approximately $516 million. See Note 25 of the Notes to Consolidated Financial Statements (hereinafter referred to as “Notes to Consolidated Financial Statements”) for more detailed information on Danielson’s NOLs.
Acquisition of Covanta Energy Corporation
      On December 2, 2003, Danielson executed a definitive investment and purchase agreement to acquire Covanta in connection with Covanta’s emergence from Chapter 11 proceedings after the non-core and geothermal assets of Covanta were divested. The primary components of the transaction were: (1) the purchase by Danielson of 100% of the equity of Covanta in consideration for a cash purchase price of approximately $30 million, and (2) agreement as to new letter of credit and revolving credit facilities for Covanta’s domestic and international operations, provided by some of the existing Covanta lenders and a group of additional lenders organized by Danielson.
      This agreement was amended on February 23, 2004 which reduced the purchase price and released from an escrow account $0.2 million to purchase Danielson’s equity interest in Covanta Lake, Inc. A limited liability company was formed by Danielson and one of Covanta’s subsidiaries and this limited liability company acquired an equity interest in Covanta Lake II, Inc., an indirect subsidiary of Covanta, in a transaction separate and distinct from the acquisition of Covanta out of bankruptcy.
      As required by the investment and purchase agreement, Covanta filed a proposed plan of reorganization, a proposed plan of liquidation for specified non-core businesses, and the related draft disclosure statement, each reflecting the transactions contemplated under the investment and purchase agreement, with the Bankruptcy Court. On March 5, 2004, the Bankruptcy Court confirmed the Reorganization Plan (as hereafter defined and more fully discussed under “Description of Danielson’s Business — Energy Services Business.” On March 10, 2004, Danielson acquired 100% of Covanta’s equity in consideration for approximately $30 million.
      With the purchase of Covanta, Danielson acquired a leading provider of waste-to-energy services and independent power production in the United States and abroad. Danielson’s equity investment and ownership provided Covanta’s businesses with improved liquidity and capital resources to finance its business activities and emerge from bankruptcy.
      The aggregate purchase price was $47.5 million which included the cash purchase price of $29.8 million, approximately $6.4 million for professional fees and other estimated costs incurred in connection with the acquisition, and an estimated fair value of $11.3 million for Danielson’s commitment to sell up to 3 million shares of its common stock at $1.53 per share to certain creditors of Covanta, subject to certain limitations.
Financing the Covanta Acquisition
      Danielson obtained the financing necessary for the Covanta acquisition pursuant to a note purchase agreement dated December 2, 2003, with each of SZ Investments, LLC (“SZ Investments”), Third Avenue Trust, LLC on behalf of Third Avenue Value Fund Series (collectively, “TAVF”) and D.E. Shaw Laminar Portfolios, LLC (“Laminar”), referred to collectively as the “Bridge Lenders”. Pursuant to the note purchase agreement, the Bridge Lenders severally provided Danielson with an aggregate of $40 million of bridge financing in exchange for notes which were convertible under certain circumstances into shares of Danielson common stock at a price of $1.53 per share, subject to agreed upon limitations. Danielson used $30 million of the proceeds from the notes to post an escrow deposit prior to the closing of the transactions contemplated by the investment and purchase agreement with Covanta. At closing, the deposit was used to purchase Covanta. The remainder of the proceeds was made available to pay transaction expenses and for general corporate purposes. These notes were repaid on June 11, 2004 from the conversion of a portion of the notes held by Laminar and from the issuance of 8.75 million shares of Danielson Common Stock to Laminar upon such conversion and from the proceeds of a pro rata rights offering made to all stockholders on May 18, 2004.

      Danielson issued to the Bridge Lenders an aggregate of 5,120,853 shares of Danielson’s common stock in consideration for the $40 million of bridge financing. At the time that Danielson entered into the note purchase agreement, agreed to issue the notes convertible into shares of Danielson common stock and issued the equity compensation to the Bridge Lenders, the trading price of the Danielson common stock was below the $1.53 per share conversion price of the notes. On December 1, 2003, the day prior to the announcement of the Covanta acquisition, the closing price of Danielson common stock on the American Stock Exchange was $1.40 per share.
      In addition, under the note purchase agreement, Laminar agreed to convert an amount of notes to acquire up to an additional 8.75 million shares of Danielson common stock at $1.53 per share based upon the levels of public participation in the May 18, 2004 rights offering. Based upon the public participation in the rights offering, Danielson issued the maximum of 8.75 million shares to Laminar pursuant to the conversion of approximately $13.4 million in principal amount of notes. Consequently, the $20 million principal amount of notes held by Laminar plus accrued but unpaid interest was repaid in full on June 11, 2004 through the issuance of 8.75 million shares of Danielson common stock to Laminar and $7.9 million of the proceeds from the rights offering.
      Danielson has agreed to commence an offering of shares to a class of creditors of Covanta that are entitled to participate in an offering of up to 3.0 million shares of Danielson common stock at a price of $1.53 per share pursuant to the Covanta Reorganization Plan. Danielson has filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register the offering, which registration statement has not yet been declared effective by the SEC.
      As part of Danielson’s negotiations with Laminar and its becoming a five percent stockholder, pursuant to a letter agreement dated December 2, 2003, Laminar has agreed to additional restrictions on the transferability of the shares of Danielson common stock that Laminar holds or will acquire. Further, in accordance with the transfer restrictions contained in Article Fifth of Danielson’s charter restricting the resale of Danielson common stock by five percent stockholders, Danielson has agreed with Laminar to provide it with limited rights to resell the Danielson common stock that it holds. Finally, pursuant to its agreement with the Bridge Lenders on July 28, 2004, Danielson has filed a registration statement with the SEC to register the shares of Danielson common stock issued to or acquired by them under the note purchase agreement. The registration statement was declared effective on August 24, 2004.
      Samuel Zell, Danielson’s former Chief Executive Officer and Chairman of the Board of Directors, and William Pate, current Chairman of Danielson, are affiliated with SZ Investments. David Barse, a Director of Danielson, is affiliated with Third Avenue. The note purchase agreement and other transactions involving the Bridge Lenders were negotiated, reviewed and approved by a special committee of Danielson’s Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.
DESCRIPTION OF DANIELSON’S BUSINESSES
      Set forth below is a description of Danielson’s business operations as of December 31, 2004, as presented in the Consolidated Financial Statements included in this report. Danielson is engaged in two primary business segments: the Energy Services business of Covanta and the Insurance Services business. Each of these businesses, and the NOLs at the holding company level, are described below.
      Additional information about Danielson’s business segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 32 of the Notes to Consolidated Financial Statements.
      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those contained in such forward-looking statements. See “Forward Looking Statements” below.

(A)     Holding Company Business
      Prior to the Covanta acquisition, Danielson’s strategy had been to grow by developing business partnerships and making strategic acquisitions. Following the Covanta acquisition, Danielson’s strategy has been to concentrate on increasing value in Covanta’s core waste-to-energy business, while ensuring the NOLs at the Danielson level are available to Covanta as contemplated by the Reorganization Plan.
      As of December 31, 2004, Danielson had consolidated NOLs of approximately $516 million. This estimate was based upon federal consolidated income tax losses for the periods through December 31, 2003 and an estimate of the 2004 taxable results. Some or all of the carryforward may be available to offset, for federal income tax purposes, the future taxable income, if any, of Danielson, its wholly-owned subsidiaries and the Mission trusts described in more detail in Note 25 of the Notes to Consolidated Financial Statements. The Internal Revenue Service (“IRS”) has not audited any of Danielson’s tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOL carryforward were reported.
      Danielson’s NOLs will expire, if not used, in the following approximate amounts in the following years (in thousands of dollars):

Amount of
Carryforward
Year	Expiring

2005	$12,405
2006	92,355
2007	89,790
2008	31,688
2009	39,689
2010	23,600
2011	19,755
2012	38,255
2019	33,635
2022	26,931
2023	108,331

$516,434

      Danielson’s ability to utilize its NOLs would be substantially reduced if Danielson were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. Danielson will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during a three year “testing period” by “5% stockholders”. In an effort to reduce the risk of an ownership change, Danielson has imposed restrictions on the ability of holders of five percent or more of the Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock. The transfer restrictions were implemented in 1992, and Danielson expects that they will remain in force as long as the NOLs are available to Danielson. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by Danielson of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Internal Revenue Code.
(B)     Energy Services Business
      See Note 33 to the Notes to Consolidated Financial Statements for financial information about segments and geographic areas.

(i)	Domestic Energy Business
      Covanta’s domestic business is the design, construction and long-term operation of key infrastructure for municipalities and others in waste-to-energy and independent power production. Covanta’s largest operations are in waste-to-energy projects, and it currently operates 25 waste-to-energy projects, the majority of which were developed and structured contractually as part of competitive procurements conducted by municipal entities. The waste-to-energy plants combust municipal solid waste as a means of environmentally sound disposal and produce energy that is typically sold as electricity to utilities and other electricity purchasers. Covanta processes approximately four percent of the municipal solid waste produced in the United States and therefore represents a vital part of the nation’s solid waste disposal industry.

Waste-to-Energy Projects
      The essential purpose of Covanta’s waste-to-energy projects is to provide waste disposal services, typically to municipal clients who sponsor the projects (“Client Communities”). Generally, Covanta provides these services pursuant to long-term service contracts (“Service Agreements”). The electricity or steam is sold pursuant to long-term power purchase agreements (“Energy Contracts”) with local utilities or industrial customers, with one exception, and most of the resulting revenues reduce the overall cost of waste disposal services to the Client Communities. Each Service Agreement is different to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements and other factors. The original terms of the Service Agreements are each 20 or more years, with the majority now in the second half of the applicable term. Most of Covanta’s Service Agreements may be renewed for varying periods of time, at the option of the client community.
      Covanta currently operates the waste-to-energy projects identified below under “Domestic Project Summaries.” Most of Covanta’s operating waste-to-energy projects were developed and structured contractually as part of competitive procurement conducted by municipal entities. As a result, these projects have many common features, which are described in “Structurally Similar Waste-to-Energy Projects” below. Certain projects which do not follow this model, or have been or may be restructured, are described in “Other Waste-to-Energy Project Structures” and “Project Restructurings during 2004” below.
      Covanta receives its revenue in the form of fees pursuant to Service Agreements, and in some cases Energy Contracts, at facilities it owns. Covanta’s Service Agreements begin to expire in 2007, and Energy Contracts at Company-owned projects generally expire at or after the date on which that project’s Service Agreement expires. As Covanta’s contracts expire it will become subject to greater market risk in maintaining and enhancing its revenues. As its Service Agreements at municipally-owned facilities expire, Covanta intends to seek to enter into renewal or replacement contracts to operate several such facilities. Covanta also will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. As Covanta’s Service Agreements at facilities it owns begin to expire, it intends to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time Covanta expects to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to Covanta. At Company-owned facilities, the expiration of existing Energy Contracts will require Covanta to sell its output either into the local electricity grid at prevailing rates or pursuant to new contracts. There can be no assurance that Covanta will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable to Covanta.
      Covanta’s opportunities for growth by investing in new projects will be limited by existing non-project debt covenants, as well as by competition from other companies in the waste disposal business. For a discussion of such debt covenants see Note 19 to the Notes to Consolidated Financial Statements.

Structurally Similar Waste-to-Energy Projects
      Each Service Agreement is different to reflect the specific needs and concerns of the Client Community, applicable regulatory requirements and other factors. However, the following description sets forth terms that are generally common to these agreements:

•	Covanta designs the facility, helps to arrange for financing and then constructs and equips the facility on a fixed price and schedule basis.

•	Covanta operates the facility and generally guarantees it will meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. Covanta’s failure to meet these guarantees or to otherwise observe the material terms of the Service Agreement (unless caused by the Client Community or by events beyond its control (“Unforeseen Circumstances”)) may result in liquidated damages charged to Covanta or, if the breach is substantial, continuing and unremedied, the termination of the Service Agreement. In the case of such Service Agreement termination, Covanta may be obligated to pay material damages, including payments to discharge project indebtedness. Covanta or an intermediate holding company typically guarantees performance of the Service Agreement.

•	The Client Community is generally required to deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a service fee for its disposal (the “Service Fee”). A put-or-pay commitment means that the Client Community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal. This payment is due even if the counterparty delivers less than the full amount of waste promised. Portions of the Service Fee escalate to reflect indices of inflation. In many cases the Client Community must also pay for other costs, such as insurance, taxes and transportation and disposal of the residue to the disposal site. If the facility is owned by Covanta, the Client Community also pays as part of the Service Fee an amount equal to the debt service due to be paid on the bonds issued to finance the facility. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the Client Community. In addition, the contracts generally require that the Client Community pay increased expenses and capital costs resulting from Unforeseen Circumstances, subject to limits which may be specified in the Service Agreement.

•	The Client Community usually retains a portion of the energy revenues (generally 90%) generated by the facility, and pays the balance to Covanta.
      Financing for Covanta’s domestic waste-to-energy projects is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the Client Community. If the facility is owned by a Covanta subsidiary, the Client Community loans the bond proceeds to the subsidiary to pay for facility construction and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as “project debt (short-and long-term)” in Covanta’s consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indentures and is collateralized by the assets of Covanta’s subsidiary with the only recourse to Covanta being related to construction and operating performance defaults.
      Covanta has issued instruments to its Client Communities and other parties which guarantee that Covanta’s operating subsidiaries will perform in accordance with contractual terms including, where required, the payment of damages. Such contractual damages could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by Client Communities and operated by Covanta subsidiaries, Covanta’s potential maximum liability as of December 31, 2004 associated with the repayment of project debt on such facilities was in excess of $1 billion. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt which is presently not estimable. To date, Covanta has not incurred material liabilities under such guarantees.

Other Waste-to-Energy Project Structures

Haverhill, Massachusetts
      Covanta’s Haverhill, Massachusetts waste-to-energy facility is not operated pursuant to a Service Agreement with a Client Community. In this project, Covanta assumed the project debt and risks relating to waste availability and pricing, risks relating to the continued performance of the electricity purchaser, as well as risks associated with Unforeseen Circumstances. Covanta retains all of the energy revenues from sales of power and disposal fees for waste accepted at this facility. Accordingly, Covanta believes that this project carries both greater risks and greater potential rewards than projects in which there is a Client Community.
      During 2003, US Gen New England, Inc. (“USGenNE”), the power purchaser for the Haverhill project, filed a petition under Chapter 11 of the United States Bankruptcy Code. During the pendency of its bankruptcy, on October 8, 2004, the United States Bankruptcy Court for the District of Maryland entered an order approving the sale by USGenNE of certain of its assets, including its contract to purchase power from the Haverhill project, to Dominion Energy New England, Inc. (“Dominion”). As a result of USGenNE’s sale to Dominion, USGenNE assigned and Dominion assumed such contract and Covanta was paid all outstanding prepetition cure amounts plus interest.

Union, New Jersey
      In Union County, New Jersey, a municipally-owned facility has been leased to Covanta, and the Client Community has agreed to deliver approximately 50% of the facility’s capacity on a put-or-pay basis. The balance of facility capacity is marketed by Covanta at its risk. Covanta guarantees its subsidiary’s contractual obligations to operate and maintain the facility, and on one series of subordinated bonds, its obligations to make lease payments which are the sole source for payment of principal and interest on that series of bonds. As of December 31, 2004, the current outstanding principal amount of the subordinated bonds, sold to refinance a portion of the original bonds used to finance the facility, was $17.7 million. As a part of restructuring of this project, the Client Community assigned to Covanta the long-term power contract with the local utility. As part of this assignment, the power contract was amended to give Covanta the right to sell all or a portion of the plant’s output to other purchasers. Since April 2002, Covanta has sold the majority of its output directly into the regional electricity grid at market pricing with the remainder of the electricity sold under short-term contract when Covanta may enter into contracts with other purchasers if it believes doing so would enhance this project’s revenues.

Alexandria, Virginia
      Covanta’s Alexandria, Virginia waste-to-energy facility is operated pursuant to a Service Agreement with the City of Alexandria, Virginia and Arlington County, Virginia and authorities established by those communities (the “Virginia Communities”). The Virginia Communities pay a fixed tip fee, subject to certain adjustments, for each ton of waste they are required to deliver on a put-or-pay basis (about 65% of the facility’s capacity). The balance of the waste is obtained by Covanta from private haulers pursuant to short-term contracts or on a spot basis. Covanta’s operating subsidiary receives all of the electricity revenues received under the facility’s power sales agreement and pays the debt service on the bonds issued to finance the facility. The Service Agreement provides that if income available for debt service, as calculated in accordance with the Service Agreement, does not cover debt service, the Virginia Communities will loan Covanta’s operating subsidiary the amount of the shortfall. Any such loan is required to be repaid from the project’s positive cash flow in succeeding years and would have an ultimate maturity in 2023. The interest rate on any such loan is six percent. Since the Alexandria facility began operating in 1988, the Virginia Communities have been required to extend such loans on four occasions, the last of which was with respect to the operating year ending June 1, 2001. All such loans have been fully repaid within six months, and as of December 31, 2004 there were currently no outstanding loans to Covanta’s operating subsidiary.

Project Restructurings during 2004

Babylon, New York
      The Town of Babylon, New York (“Babylon”) filed a proof of claim against Covanta Babylon, Inc. (“Covanta Babylon”) in its bankruptcy proceeding for approximately $13.4 million in prepetition damages and $5.5 million in postpetition damages, alleging that Covanta Babylon has accepting less waste than required under the Service Agreement between Babylon and Covanta Babylon at the waste-to-energy facility in Babylon and that Covanta Babylon’s Chapter 11 Cases imposed on Babylon additional costs for which Covanta Babylon should be responsible. Covanta filed an objection to Babylon’s claim, asserting that it was in full compliance with the express requirements of the Service Agreement and was entitled to adjust the amount of waste it is required to accept to reflect the energy content of the waste delivered. Covanta Babylon also asserted that the costs arising from its Chapter 11 proceedings are not recoverable by Babylon. After lengthy discussions, Babylon and Covanta Babylon reached a settlement pursuant to which, in part, (i) the parties amended the Service Agreement to adjust Covanta Babylon’s operational procedures for accepting waste, reduce Covanta Babylon’s waste processing obligations, increase Babylon’s additional waste service fee to Covanta Babylon and reduce Babylon’s annual operating and maintenance fee to Covanta Babylon; (ii) Covanta Babylon paid a specified amount to Babylon in consideration for a release of any and all claims (other than its rights under the settlement documents) that Babylon may hold against the Covanta and in satisfaction of Babylon’s administrative expense claims against Covanta Babylon; and (iii) the parties allocated additional costs relating to the project’s swap financing as a result of Covanta Babylon’s Chapter 11 proceedings until such costs are eliminated. Covanta Babylon subsequently emerged from Chapter 11 pursuant to the Reorganization Plan as described below on March 10, 2004, and the restructuring became effective on March 12, 2004.

Lake County, Florida
      In late 2000, Lake County, Florida (“Lake County”) commenced a lawsuit in Florida state court against Covanta Lake, Inc. (“Covanta Lake,”) relating to the waste-to-energy facility operated by Covanta in Lake County, Florida (the “Lake Facility”). In the lawsuit, Lake County sought to have its Service Agreement with Covanta Lake declared void and in violation of the Florida Constitution. That lawsuit was stayed by the commencement of the Chapter 11 Cases. Lake County subsequently filed a proof of claim seeking in excess of $70 million from Covanta Lake and Covanta.
      After months of negotiations that failed to produce a settlement between Covanta Lake and Lake County, on June 20, 2003, Covanta Lake filed a motion with the Bankruptcy Court seeking entry of an order (i) authorizing Covanta Lake to assume, effective upon confirmation of a plan of reorganization for Covanta Lake, its Service Agreement with Lake County, (ii) finding no cure amounts due under the Service Agreement, and (iii) seeking a declaration that the Service Agreement is valid, enforceable and constitutional and remains in full force and effect. Contemporaneously with the filing of the assumption motion, Covanta Lake filed an adversary complaint asserting that Lake County is in arrears to Covanta Lake in the amount of more than $8.5 million. Shortly before trial commenced in these matters, Covanta and Lake County reached a tentative settlement calling for a new agreement specifying the parties’ obligations and restructuring of the project. That tentative settlement and the proposed restructuring involved, among other things, termination of the existing Service Agreement and the execution of a new waste disposal agreement which provides for a put-or-pay obligation on Lake County’s part to deliver 163,000 tons per year of acceptable waste to the Lake Facility and a different fee structure; a replacement guarantee from Covanta in a reduced amount; the payment by Lake County of all amounts due as “pass through” costs with respect to Covanta Lake’s payment of property taxes; the payment by Lake County of a specified amount in 2004, 2005 and 2006 in reimbursement of certain capital costs; the settlement of all pending litigation; and a refinancing of the existing bonds.
      The Lake settlement was contingent upon, among other things, receipt of all necessary approvals, as well as a favorable outcome to the Debtors’ separate objection to the proof of claims filed by F. Browne Gregg, a third-party claiming an interest in the existing Service Agreement that would be terminated under the proposed settlement. In August 2004, the Bankruptcy Court ruled on the Debtors’ claims objections, finding in favor of the Debtors. Based on the foregoing, the Debtors determined to propose a plan of reorganization for Covanta Lake.
      The Debtors subsequently reached a final settlement with Mr. Gregg, entered into a new long-term waste disposal agreement with Lake County on terms substantially similar to the tentative settlement, refinanced the project debt and confirmed the Covanta Lake plan of reorganization in December 2004. Covanta Lake emerged from bankruptcy on December 12, 2004.

Warren County, New Jersey
      The Covanta subsidiary (“Covanta Warren”) which operates Covanta’s waste-to-energy facility in Warren County, New Jersey (the “Warren Facility”) and the Pollution Control Financing Authority of Warren County (“Warren Authority”) have been engaged in negotiations for an extended time concerning a potential restructuring of the parties’ rights and obligations under various agreements related to Covanta Warren’s operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey’s waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing Service Agreement for the Warren Facility.
      Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren’s operation of the Warren Facility. Based upon the foregoing, Covanta has not yet determined to propose a plan of reorganization or plan of liquidation for Covanta Warren at this time, and instead has determined that Covanta Warren should remain a debtor-in-possession.
      In order to emerge from bankruptcy without uncertainty concerning potential claims against Covanta related to the Warren Facility, Covanta rejected its guarantees of Covanta Warren’s obligations relating to the operation and maintenance of the Warren Facility. Covanta anticipates that if a restructuring is consummated, Covanta may at that time issue a new parent guarantee in connection with that restructuring and emergence from bankruptcy.
      In the event the parties are unable to timely reach agreement upon and consummate a restructuring of the contractual arrangements governing Covanta Warren’s operation of the Warren Facility, Covanta may, among other things, elect to litigate with counterparties to certain agreements with Covanta Warren, assume or reject one or more executory contracts related to the Warren Facility, attempt to file a plan of reorganization on a non-consensual basis, or liquidate Covanta Warren. In such an event, creditors of Covanta Warren may not receive any recovery on account of their claims.
      Covanta expects that the outcome of this restructuring will not negatively affect its ability to implement its business plan or have a material impact on its operating results and financial position.

Projects under Development

Hillsborough County, Florida
      Covanta designed, constructed and now operates and maintains this 1,200 ton per day mass burn waste-to-energy facility located in and owned by Hillsborough County. Due to the growth in the amount of solid waste generated in Hillsborough County, Hillsborough County has informed Covanta of its desire to expand the facility’s waste processing and electricity generation capacities, a possibility contemplated by the existing contract between Covanta and Hillsborough County. As part of the proposed agreement to implement this expansion Covanta would receive a long-term operating contract extension. Negotiations are ongoing and contracts for construction of the expansion and operation and maintenance of the expanded facility are still to be finalized and approved by the parties. In addition, environmental and other project related permits will need to be secured and financing completed. At this time, there can be no assurance that any definitive agreements will be finalized or approved by the parties, the relevant permits will be received or that Hillsborough County will, in fact, expand the facility.

Lee County, Florida
      Covanta designed, constructed and now operates and maintains this 1,200 ton per day mass burn waste-to-energy facility located in and owned by Lee County. Due to the growth in the amount of solid waste generated in Lee County, Lee County has informed Covanta of its desire to enlist Covanta to manage the expansion of the facility’s waste processing and electricity generation capacities, a possibility contemplated by the existing contract between Covanta and Lee County. As part of the proposed agreement to implement this expansion Covanta would receive a long term operating contract extension. Negotiations are ongoing and contracts for construction of the expansion and operation and maintenance of the expanded facility are still to be finalized and approved by the parties. In addition, financing for the expansion project must be completed. Lee County has received the principal environmental permit for the expansion. At this time, there can be no assurance that any definitive agreements will be finalized or approved by the parties or that Lee County will, in fact, expand the facility.

Honolulu, Hawaii
      This 2,160 ton per day refuse derived fuel facility was designed and constructed by an entity not related to Covanta. Subsequently, Covanta purchased the rights to operate and maintain the facility on behalf of the City and County of Honolulu. The City and County of Honolulu have informed Covanta of their desire to expand the facility’s waste processing capacity, a possibility contemplated by the existing contract between Covanta and the City and the County of Honolulu. As part of the proposed agreement to implement the expansion Covanta would receive a long-term operating contract extension. Negotiations are ongoing and contracts for construction of the expansion and operation and maintenance of the expanded facility are still to be finalized and approved by the parties. In addition, environmental and other project related permits will need to be secured and financing completed. At this time, there can be no assurance that any definitive agreements will be finalized or approved by the parties, the relevant permits will be received or that the City and the County of Honolulu will, in fact, expand the facility

Independent Power Projects
      Since 1989, Covanta has been engaged in developing, owning and/or operating independent power production facilities utilizing a variety of energy sources including water (hydroelectric), natural gas, coal, waste wood (biomass), landfill gas, heavy fuel oil and diesel fuel. Covanta currently owns, has ownership in and operates 13 such facilities. The electrical output from each facility, with one exception, is sold to local utilities. Covanta’s revenue from the independent power production facilities is derived primarily from the sale of energy and capacity under energy contracts. During 2003, Covanta sold its interests in its Geothermal Energy Project Business.
      The regulatory framework for selling power to utilities from independent power facilities (including waste-to-energy facilities) after current contracts expire is in flux, given the energy crisis in California in 2000 and 2001, the over-capacity of generation at the present time in many markets and the uncertainty as to the adoption of new federal energy legislation. Various states and Congress are considering a wide variety of changes to regulatory frameworks, but none has been established definitively at present.

Hydroelectric
      Covanta owns a 50% equity interest in two run-of-river hydroelectric facilities, Koma Kulshan and Weeks Falls, which have a combined gross capacity of 17 MW. Both Koma Kulshan and Weeks Falls are located in Washington State and both sell energy and capacity to Puget Sound Power & Light Company under long-term energy contracts. A subsidiary of Covanta provides operation and maintenance services to the Koma Kulshan partnership under a cost plus fixed fee agreement.

      During the first quarter of 2004, Covanta operated the New Martinsville facility in West Virginia, a 40 MW run-of-river project pursuant to a short-term Interim Operations and Maintenance Agreement which expired March 31, 2004. Covanta chose not to renew the lease on the project, the term of which expired in October 2003.

Waste Wood
      Covanta owns 100% interests in Burney Mountain Power, Mt. Lassen Power, and Pacific Oroville Power, three wood-fired generation facilities in northern California. A fourth facility, Pacific Ultrapower Chinese Station, is owned by a partnership in which the Company holds a 50% interest. Fuel for the facilities is procured from local sources primarily through short-term supply agreements. The price of the fuel varies depending on time of year, supply and price of energy. These projects have a gross generating capacity of 67 MW and sell energy and capacity to Pacific Gas & Electric under energy contracts. Until July 2001 these facilities were receiving Pacific Gas & Electric’s short run avoided cost for energy delivered. However, beginning in July 2001 these facilities entered into five-year fixed-price periods pursuant to energy contract amendments.

Landfill Gas
      Covanta has interests in and/or operates seven landfill gas projects which produce electricity by burning methane gas produced in landfills. The Otay, Oxnard, Salinas, Stockton, Toyon and Santa Clara projects are located in California, and the Gude project is located in Maryland. The seven projects have a total gross capacity of 19.9 MW. The Gude facility energy contract has expired and the facility is currently selling its output into the regional utility grid. The remaining six projects sell energy and contracted capacity to various California utilities. The Salinas, Stockton and Santa Clara energy contracts expire in 2007. The Otay and Oxnard energy contracts expire in 2011. Upon the expiration of the energy contracts, it is expected that these projects will enter into new power off take arrangements or the projects will be shut down. During the fourth quarter of 2004, Covanta sold its interests in the Penrose and Toyon landfill gas projects, located in California and a subsidiary of Covanta will continue to operate the Toyon project under an agreement which expires in 2007.

Water Operations
      Covanta designed, built and now continues to operate and maintain a 24 million gallon per day (“mgd”) potable water treatment facility and associated transmission and pumping equipment that supplies water to residents and businesses in Bessemer, Alabama, a suburb of Birmingham. Under a long-term contract with the Governmental Services Corporation of Bessemer, Covanta received a fixed price for design and construction of the facility, and it is paid a fixed fee plus pass-through costs for delivering processed water to Bessemer’s water distribution system.
      Between 2000 and 2002, Covanta was awarded contracts to supply its patented DualSand™microfiltration system (“DSS”) to twelve municipalities in upstate New York as the primary technological improvement necessary to upgrade their existing water and wastewater treatment systems. Five of these upgrades were made in connection with the United States Environmental Protection Agency and New York City Department of Environmental Protection (“NYCDEP”), a $1.4 billion program to protect and enhance the drinking water supply, or watershed, for New York City. These DSS contracts for upgrades have been completed and non-material payment issues are currently being discussed by, and may be litigated between, Covanta and NYCDEP in order to close out these contracts. Covanta does not expect to enter into further contracts for such projects in the New York City watershed.

Domestic Project Dispositions in 2004

Tampa Bay, Florida
      During 2003, Covanta Tampa Construction, Inc. (“CTC”) completed construction of a 25 mgd desalination-to-drinking water facility under a contract with Tampa Bay Water (“TBW”) near Tampa,

Florida. Covanta Energy Group, Inc. guaranteed CTC’s performance under its construction contract with TBW. A separate subsidiary, Covanta Tampa Bay, Inc. (“CTB”), entered into a contract with TBW to operate the Tampa Water Facility after construction and testing is completed by CTC. As construction of the Tampa Water Facility neared completion, the parties had material disputes between them. These disputes led to TBW issuing a default notice to CTC and shortly thereafter CTC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.
      In February 2004, Covanta and TBW reached a tentative compromise of their disputes which was approved by the Bankruptcy Court. On July 14, 2004, the Bankruptcy Court confirmed a plan of reorganization for CTC and CTB, which incorporated the terms of the settlement between Covanta and TBW. That plan became effective on August 6, 2004 when CTC and CTB emerged from bankruptcy. After payment of certain creditor claims under the CTC and CTB plan, Covanta realized approximately $4 million of the proceeds from the settlement with TBW. Under the terms of The Plan CTB will not operate the Tampa Water Facility, and the Company will have no continuing obligations with respect to this project.

Transfers of Waste Water Project Contracts
      Covanta formerly operated and maintained wastewater treatment facilities on behalf of seven small municipal and industrial customers in upstate New York. During 2004, Covanta disposed of these assets through assignment, transfer or contract expiration. In addition, some of these contracts are short-term agreements which were by their terms terminated by the counterparty on notice that the counterparty no longer desired to continue receiving service from Covanta.

Sales of Certain Landfill Gas Assets
      During the fourth quarter of 2004, Covanta sold its ownership interests in two small landfill gas projects, the Penrose project and the Toyon project, located in southern California. These sales occurred following a determination by Covanta that it would either cease operating these projects or sell them to third parties who would upgrade them to meet new regulatory requirements and run them to generate renewable energy. Covanta received a total of approximately $0.5 million for the two projects.

Domestic Project Summaries
      Summary information with respect to Covanta’s domestic projects(1) that are currently operating, is provided in the following table:

			Waste	Gross
			Processing	Electric		Date of Acquisition/
			Capacity	Output		Commencement of
		Location	(TON/DAY)	(MW)	Nature of Interest(1)	Operations

A.	MUNICIPAL SOLID WASTE
1.	Marion County	Oregon	550	13.1	Owner/Operator	1987
2.	Hillsborough County	Florida	1,200	29.0	Operator	1987
3.	Hartford(5)(6)	Connecticut	2,000	68.5	Operator	1987
4.	Bristol	Connecticut	650	16.3	Owner/Operator	1988
5.	Alexandria/ Arlington	Virginia	975	22.0	Owner/Operator	1988
6.	Indianapolis(2)	Indiana	2,362	6.5	Owner/Operator	1988
7.	Warren County(5)	New Jersey	400	11.8	Owner/Operator	1988
8.	Hennepin County(5)	Minnesota	1,212	38.7	Operator	1989
9.	Stanislaus County	California	800	22.4	Owner/Operator	1989
10.	Babylon	New York	750	16.8	Owner/Operator	1989
11.	Haverhill	Massachusetts	1,650	44.6	Owner/Operator	1989
12.	Wallingford(5)	Connecticut	420	11.0	Owner/Operator	1989
13.	Kent County	Michigan	625	16.8	Operator	1990
14.	Honolulu(4)(5)	Hawaii	1,851	57.0	Lessee/Operator	1990
15.	Fairfax County	Virginia	3,000	93.0	Owner/Operator	1990
16.	Huntsville(2)	Alabama	690	—	Operator	1990
17.	Lake County	Florida	528	14.5	Owner/Operator	1991
18.	Lancaster County	Pennsylvania	1,200	33.1	Operator	1991
19.	Pasco County	Florida	1,050	29.7	Operator	1991
20.	Huntington(3)	New York	750	24.3	Owner/Operator	1991
21.	Detroit(2)(4)(5)	Michigan	2,832	68.0	Lessee/Operator	1991
22.	Union County(7)	New Jersey	1,440	42.1	Lessee/Operator	1994
23	Lee County	Florida	1,200	36.9	Operator	1994
24	Onondaga County(3)	New York	990	36.8	Owner/Operator	1995
25.	Montgomery County	Maryland	1,800	63.4	Operator	1995
		SUBTOTAL	30,925	816.3
B.	HYDROELECTRIC
26.	Koma Kulshan(8)	Washington		12.0	Part Owner/Operator	1997
27.	Weeks Falls(8)	Washington		5.0	Part Owner	1997
		SUBTOTAL		17.0
C.	WOOD
28.	Burney Mountain	California		11.4	Owner/Operator	1997
29	Pacific Ultrapower	California		25.6	Part Owner	1997
	Chinese Station(8)
30.	Mount Lassen	California		11.4	Owner/Operator	1997
31.	Pacific Oroville	California		18.7	Owner/Operator	1997
		SUBTOTAL		67.1
D.	LANDFILL GAS
32.	Gude	Maryland		3.0	Owner/Operator	1997
33.	Otay	California		3.7	Owner/Operator	1997
34.	Oxnard	California		5.6	Owner/Operator	1997
35.	Salinas	California		1.5	Owner/Operator	1997
36.	Santa Clara	California		1.5	Owner/Operator	1997
37.	Stockton	California		0.8	Owner/Operator	1997
38.	Toyon(9)	California		3.8	Operator	1977
		SUBTOTAL		19.9
TOTAL DOMESTIC GROSS MW IN OPERATION				920.3
E.	WATER
39.	Bessemer	Alabama		24 mgd	Design/ Build/Operate	2000

				24 mgd
NOTES:

(1)	Covanta’s ownership and/or operation interest in each facility listed below extends at least into calendar year 2007.

(2)	Facility has been designed to export steam for sale.

(3)	Owned by a limited partnership in which the limited partners are not affiliated with Covanta.

(4)	Operating contracts were acquired after completion. Facility uses a refuse-derived fuel technology and does not employ the Martin technology described below.

(5)	Covanta subsidiaries were purchased after construction completion.

(6)	Under contracts with the Connecticut Resource Recovery Authority, Covanta operates only the boilers and turbines for this facility.

(7)	The facility is leased to a Covanta subsidiary.

(8)	Covanta has a 50% ownership interest in the project.

(9)	Covanta owned this project from 1997 until its sale in the fourth quarter of 2004. Covanta continues to operate the project under an contract expiring in 2006.

(ii) International Energy Business
      Covanta conducts its international energy businesses through Covanta Power International Holdings, Inc. (“CPIH”) and its subsidiaries. Internationally, the largest element of Covanta’s energy business is its 26.2% ownership in and operation of the 460 MW (net) pulverized coal-fired electrical generating facility in Quezon Province, the Philippines. Covanta has interests in other fossil-fuel generating projects in Asia, a waste-to-energy project in Italy and two small hydroelectric projects in Costa Rica. In general, these projects provide returns primarily from equity distributions and, to a lesser extent, operating fees. The projects sell the electricity and steam they generate under long-term contracts or market concessions to utilities, governmental agencies providing power distribution, creditworthy industrial users, or local governmental units. In select cases, such sales of electricity and steam may be provided under short-term arrangements as well. Similarly, Covanta seeks to obtain long-term contracts for fuel supply from reliable sources.
      Covanta presently has interests in international power projects with an aggregate generating capacity of approximately 1061 MW (gross). Covanta’s ownership in these facilities is approximately 461 MW. In addition to its headquarters in Fairfield, New Jersey, Covanta’s business is facilitated through field offices in Shanghai, China; Chennai, India; Manila, the Philippines; and Bangkok, Thailand.
      In August 2004, Covanta sold its 50% equity interest in a 15 MW natural gas-fired cogeneration project in the province of Murcia, Spain and terminated its operations and maintenance agreement for the facility.
      In September 2004, Covanta solicited bids for the possible sale of its ownership and operating interests in its operating power projects in Bangladesh, China and India. Indicative bids were received in October 2004 and following due diligence final bids were received in February 2005. In light of Danielson’s proposed acquisition of American Ref-Fuel Holdings Corp., and the related repayment in full of the CPIH corporate debt obligations, Covanta has determined not to proceed with negotiating definitive agreements for the sale of these projects at this time. See additional information below under “Recent Developments” regarding such refinancing.

General Approach to International Projects
      In developing its international businesses, Covanta has employed the same general approach to projects as is described above with respect to domestic projects. Given its plan to refocus its business in domestic markets, no new international project development is anticipated at this time.
      The ownership and operation of facilities in foreign countries in connection with Covanta’s international business entails significant political and financial uncertainties that typically are not encountered in such activities in the United States. Key international risk factors include governmentally-sponsored efforts to renegotiate long-term contracts, non-payment of fees and other monies owed to Covanta, unexpected changes in electricity tariffs, conditions in financial markets, changes in the markets for fuel, currency exchange rates, currency repatriation restrictions, currency convertibility, changes in laws and regulations and political, economic or military instability, civil unrest and expropriation. Such risks have the potential to cause material impairment to the value of Covanta’s international businesses.

      Many of the countries in which Covanta operates are lesser developed countries or developing countries. The political, social and economic conditions in some of these countries are typically less stable than those in the United States. The financial condition and creditworthiness of the potential purchasers of power and services provided by Covanta (which may be a governmental or private utility or industrial consumer) or of the suppliers of fuel for projects in these countries may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the energy contract, the service recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country or other creditworthy governmental agency. At the time it develops a project, Covanta undertakes a credit analysis of the proposed power purchaser or fuel supplier. It also has sought, to the extent appropriate and achievable within the commercial parameters of a project, to require such entities to provide financial instruments such as letters of credit or arrangements regarding the escrowing of the receivables of such parties in the case of power purchasers.
      Covanta’s power projects in particular depend on reliable and predictable delivery of fuel meeting the quantity and quality requirements of the project facilities. Covanta has typically sought to negotiate long-term contracts for the supply of fuel with creditworthy and reliable suppliers. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances; bureaucratic delays in the import, transportation and storage of fuel in the host country; customs and tariff disputes; and local or regional unrest or political instability. In most of the foreign projects in which Covanta participates, it has sought, to the extent practicable, to shift the consequences of interruptions in the delivery of fuel (whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier’s control) to the electricity purchaser or service recipient by securing a suspension of its operating responsibilities under the applicable agreements and an extension of its operating concession under such agreements. In some instances, Covanta requires the energy purchaser or service recipient to continue to make payments in respect of fixed costs if such interruptions occur. In order to mitigate the effect of short-term interruptions in the supply of fuel, Covanta has also endeavored to provide on-site storage of fuel in sufficient quantities to address such interruptions.
      Payment for services that Covanta provides will often be made in whole or part in the domestic currencies of the host countries. Conversion of such currencies into U.S. dollars generally is not assured by a governmental or other creditworthy country agency and may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in the value of such currencies against the value of the U.S. dollar may cause Covanta’s participation in such projects to yield less return than expected. Transfer of earnings and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws. Covanta has sought to participate in projects in jurisdictions where limitations on the convertibility and expatriation of currency have been lifted by the host country and where such local currency is freely exchangeable on the international markets. In most cases, components of project costs incurred or funded in the currency of the United States are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation, and consequently there is risk in such situations that such power purchaser or service recipient will, at least in the near term, be less able or willing to pay for the project’s power or service.
      Covanta has sought to manage and mitigate these risks through all means that it deems appropriate, including: political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by United States and/or international development finance institutions in the financing of projects in which Covanta participates; and joint ventures with other companies to pursue the development, financing and construction of these projects. Covanta determines which mitigation measurers to apply based on its balancing of the risk presented, the availability of such measures and their cost.
      In addition, Covanta has generally participated in projects which provide services that are treated as a matter of national or key economic importance by the laws and politics of the host country. There is therefore a risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, made subject to local or national control or be subject to unfavorable legislative action, regulatory decisions or changes in taxation.
      In certain cases, Covanta has issued guarantees of its operating subsidiaries contractual obligations to operate certain international power projects. The potential damages owed under such arrangements for international projects may be material if called. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than Covanta’s then-available sources of funds. To date, Covanta has not incurred any material liabilities under its guarantees on international projects.

The following is a description of Covanta’s international power projects by fuel type:

Waste-to-Energy
      During 2000, Covanta acquired a 13% equity interest in an 18 MW mass-burn waste-to-energy project at Trezzo sull’Adda in the Lombardy Region of Italy which burns up to 500 metric tons per day of municipal solid waste. The remainder of the equity in the project is held by Actelios S.p.A., a subsidiary of Falck S.p.A. and the municipality of Trezzo sull’Adda. The Trezzo project is operated by Ambiente 2000 S.r.l. (“A2000”) an Italian special purpose limited liability company of which Covanta owns 40%. The solid waste supply for the project comes from municipalities and privately owned waste management organizations under long-term contracts. The electrical output from the Trezzo project is sold at governmentally established preferential rates under a long-term purchase contract to Italy’s state-owned grid operator, Gestore della Rete di Trasmissione Nazionale S.p.A. (“GRTN”). The project started accepting waste in September 2002, successfully passed its performance tests in early 2003 and reached full commercial operation in August 2003. The late completion of the plant by the engineering, procurement and construction contractor, Protecma, represents a non-compliance with the terms of the contract with Protecma, and arbitration proceedings are currently underway with regard to amounts withheld by the project company, Prima Srl, in respect of penalties for late delivery of the plant. The project debt facility was refinanced in September 2004 with a new limited recourse project term loan and working capital facility from a banking consortium led by Banca Nazionale del Lavoro S.p.A.
      In January 2001, A2000 also entered into a 15-year operations and maintenance agreement with E.A.L.L (Energia Ambiente Litorale Laziale S.r.l.), an Italian limited liability company owned by Ener TAD, to operate and maintain a 10 MW waste-to-energy facility capable of processing up to 300 metric tons per day of refuse-derived fuel in the Municipality of San Vittore del Lazio (Frosinone), Italy. The San Vittore project has a 15-year waste supply agreement with Reclas S.p.A. (mostly owned by regional municipalities) and a long-term power off-take contract with GRTN. The project is now in its third year of operation. There was a significant delay in starting up the plant after construction was complete due to a legal action by an environmental group that has subsequently been overturned. Operation and maintenance of the plant by A2000 was scheduled to commence in the third quarter of 2004 but has been delayed due to a dispute between the owner and operator as to the validity of the operations and maintenance agreement. Arbitration proceedings have commenced to settle the dispute.

Hydroelectric
      Covanta operates the Don Pedro and the Río Volcán facilities in Costa Rica through an operating subsidiary pursuant to long-term contracts. Covanta also has a nominal equity investment in each project. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a Costa Rica national electric utility.

Coal
      A consortium, of which Covanta is a 26% member, owns a 510 MW (gross) coal-fired electric generating facility in the Philippines (the “Quezon Project”). The project first generated electricity in October 1999 and full commercial operation occurred during the second quarter of 2000. The other members of the consortium are an affiliate of International Generating Company, an affiliate of General Electric Capital Corporation, and PMR Limited Co., a Philippines partnership. The consortium sells electricity to Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila. Under an energy contract expiring in 2025, Meralco is obligated to take or pay for stated minimum annual quantities of electricity produced by the facility at an all-in tariff which consists of capacity, operating, energy, transmission and other fees adjusted to inflation, fuel cost and foreign exchange fluctuations. The consortium has entered into two coal supply contracts expiring in 2015 and 2022. Under these supply contracts, cost of coal is determined using a base energy price adjusted to fluctuations of specified international benchmark prices. Covanta is operating the project through a local subsidiary under a long-term agreement with the consortium. The financial condition of Meralco has been recently stressed by the failure of regulators to grant tariff increases to allow Meralco to achieve rates of return permitted by law. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Covanta has obtained political risk insurance for its equity investment in this project.
      Covanta has majority equity interests in three coal-fired cogeneration facilities in three provinces in the People’s Republic of China. Two of these projects are operated by the project entity, in which Covanta has a majority interest. The third project is operated by an affiliate of the minority equity shareholder. Parties holding minority positions in the projects include a private company, a local government enterprise and affiliates of the local municipal government. In connection with one of these projects, the local People’s Congress has enacted a non-binding resolution calling for the relocation of the cogeneration facility from the city center to an industrial zone. The project company is currently reviewing its options in this matter. While the steam produced at each of the three projects is intended to be sold under long-term contracts to the industrial hosts, in practice, steam has been sold on either a short-term basis to local industries or the industrial hosts, in each case at varying rates and quantities. For two of these projects, the electric power is sold at “average grid rate” to a subsidiary of the Provincial Power Bureau. At one project, the electric power is sold directly to an industrial customer at a similar rate. In 2004, Covanta discontinued political risk insurance for its equity investment in these projects.

Natural Gas
      In 1998, Covanta acquired an equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired facility located near Haripur, Republic of Bangladesh. This project began commercial operation in June 1999 and is operated by a subsidiary of Covanta. Covanta owns approximately 45% of the project company equity. An affiliate of El Paso Energy Corporation owns 50% of such equity, and the remaining interest is held by Wartsila North America, Inc. The electrical output of the project is sold to the Bangladesh Power Development Board (the “BPDB”) pursuant to an energy contract with minimum energy off-take provisions at a tariff divided into a fuel component and an “other” component. The fuel component reimburses the fuel cost incurred by the project up to a specified heat rate. The “other” component consists of a pre-determined base rate adjusted to actual load factor and foreign exchange fluctuations. The energy contract also obligates the BPDB to supply all the natural gas requirements of the project at a pre-determined base cost adjusted to fluctuations on actual landed cost of the fuel in Bangladesh. The BPDB’s obligations under the agreement are guaranteed by the Government of Bangladesh. In 1999, the project received $87 million in financing and political risk insurance from the Overseas Private Investment Corporation (“OPIC”). Covanta obtained separate political risk coverage for its equity interest in this project. In 2004, the project obtained from OPIC the extension of an existing waiver permitting it to continue to forego obtaining certain project insurance coverage levels that are not presently commercially available.

Diesel/ Heavy Fuel Oil
      In 1999, Covanta acquired an equity interest in a 106 MW (gross) heavy fuel oil-fired generating facility located near Samalpatti, Tamil Nadu, India. This project achieved commercial operation during the first quarter of 2001. The project is operated by a subsidiary of Covanta. Covanta owns a 60% interest in the project company. Shapoorji Pallonji Infrastructure Capital Co. Ltd. and its affiliates own 29% of such equity with the remainder of 11% being held by Wartsila India Power Investment, LLC. The electrical output of the project is sold to the Tamil Nadu Electricity Board (the “TNEB”) pursuant to a long-term agreement with full pass-through tariff at a specified heat rate, operation and maintenance cost, and return on equity. The TNEB’s obligations are guaranteed by the government of the State of Tamil Nadu. Bharat Petroleum Corporation, Ltd. supplies the oil requirements of the project through a fifteen-year fuel supply agreement based on market prices.
      In 2000, Covanta acquired a controlling interest in a second project in India, the 106 MW Madurai project located at Samayanallur in the State of Tamil Nadu, India. The project began commercial operation in the fourth quarter of 2001. Covanta owns approximately 76.6% of the project equity and operates the project through a subsidiary. The balance of the project ownership interest is held by an Indian company controlled by the original project developer. The electrical output of the project is sold to the TNEB pursuant to a long-term agreement with full pass-through tariff at a specified heat rate, operation and maintenance cost, and return on equity. The TNEB’s obligations are guaranteed by the government of the state of Tamil Nadu. Indian Oil Corporation, Ltd. supplies the oil requirements of the project through 15 year fuel supply agreement based on market prices.
      Disputing several tariff provisions, the TNEB has failed to pay the full amount due under the energy contracts for both the Samalpatti and Madurai projects. Similar to many Indian state electricity boards, the TNEB has also failed to fund the escrow account or post letter of credit required under the project energy contracts, which failure constitutes a default under the project finance documents. The project lenders for both projects have not declared an event of default due to this matter and have permitted continued distributions of project dividends. To date, the TNEB has paid the undisputed portion of its payment obligations (approximately 93%) representing each project’s operating costs, fuel costs, debt service and some equity return. Project lenders for both projects have either granted periodic waivers of such default or potential default and/or otherwise approved scheduled equity distributions. Neither such default nor potential default in the project financing arrangements constitutes a default under CPIH’s recourse debt. Further, during 2004 CPIH was able to refinance a significant portion of the original project debt for both projects. While the tenor and the covenants remain the same, each project has been able to lower its interest costs substantially, resulting in reduced tariffs to the TNEB. The TNEB has indicated a desire to renegotiate tariffs for both project energy contracts, and it is possible that the issue of the escrow account or letter of credit requirement will be resolved as part of any such process.
      Covanta owns interests in three diesel fuel facilities in the Philippines.
      The Bataan Cogeneration project is an inactive moth-balled 58 MW facility that is owned by Covanta. Due to the inability to obtain a profitable power off-take agreement for this project following the June 2004 expiration of its principal off-take agreement, the project company in August 2004 exercised its option to pre-terminate its remaining loss-producing off-take agreement and ceased operations. Covanta has determined to auction off the physical assets. Such auction is anticipated to occur upon receipt of governmental approvals. Covanta previously wrote off its investment in this project in 2002.
      Covanta owns a minority interest in the Island Power project, a 7 MW facility that has a long-term power contract with the National Power Corporation. Covanta does not believe its equity interest in this project has any value and in 1998 wrote off its investment. This project is not operated by Covanta. Covanta is exploring means of divesting its interest in this facility to the holders of the majority interest. It is uncertain at this time whether Covanta would realize any value from such a sale.
      A subsidiary of Covanta owns and operates the Magellan cogeneration project, a 63 MW diesel fired electric generating facility in the province of Cavite, the Philippines. This project sells a portion of its energy and capacity to the National Power Corporation and a portion to the Philippine Economic Zone Authority (the “Authority”) pursuant to long-term energy contracts. On January 3, 2002, the Authority, the main power off-taker for this project, served the project with notice of termination of the energy contract for alleged non-performance by the project. Covanta disagrees with this assertion and has sought a court injunction against termination of the energy contract and to require arbitration of the dispute which involves alleged non-reliable operations and alleged improper substitution of National Power Corporation power for Magellan production. On February 6, 2002, The Regional Trial Court, National Capital Judicial Region, Branch 115, Pasay City

issued a temporary restraining order barring the Authority from terminating the energy contract. On April 5, 2002 after a series of hearings, such Court replaced such temporary restraining order with a preliminary injunction. Such preliminary injunction restrains the Authority from terminating the energy contract until such time as the merits of the case are resolved. If such case were ultimately to be decided in favor of the Authority, the project would lose not only the energy contract but also that portion of the plant site under lease from the Authority as such lease is tied to the energy contract. Due to high fuel pricing and low tariff conditions, project revenues were insufficient to cover both operating costs and debt service beyond the second quarter of 2004. As a result, on May 31, 2004, the Magellan project company filed a petition for corporate rehabilitation under Philippine law. On June 3, 2004, the Regional Trial Court, Fourth Judicial Region, Branch 21, Imus, Cavite issued a stay order enjoining creditors from pursuing collection of pre-petition debts and ordering suppliers to continue supplying goods and services in exchange for prompt payment. In addition, a Rehabilitation Receiver was appointed. On August 31, 2004, the same Regional Trial Court issued a due course order finding the rehabilitation petition to have sufficient merit to proceed. The Rehabilitation Receiver submitted his comments to the proposed rehabilitation plan and an alternative rehabilitation plan in January 2005. The final rehabilitation plan may provide for debt forgiveness, a debt equity swap, a reduction in interest rate and/or an extension of the debt tenor. Covanta wrote off its investment in this project in 2002.

International Project Dispositions 2004
      On August 12, 2004, the Company sold its 50% ownership interest in an approximately 14 MW industrial cogeneration facility located in Murcia, Spain. Covanta received a total of approximately $1.8 million for its interest in the facility.
          International Project Summaries
      Summary information with respect to Covanta’s projects(1) that are currently operating is provided in the following table:

			Gross
			Electric		Date of Acquisition/
			Output		Commencement of
		Location	(MW)	Nature of Interest(1)	Operations

A.	WASTE TO ENERGY
1.	Trezzo(2)	Italy	18	Part Owner/Operator	2003
2.	San Vittore(3)	Italy	10	Operator	2005	(est.)
		SUBTOTAL	28
B.	HYDROELECTRIC
3.	Rio Volcán(4)	Costa Rica	17	Part Owner/Operator	1997
4.	Don Pedro(4)	Costa Rica	14	Part Owner/Operator	1996
		SUBTOTAL	31
C.	COAL
5.	Quezon(5)	the Philippines	510	Part Owner/Operator	2000
6.	Lin’an(7)	China	24	Part Owner/Operator	1997
7.	Huantai(6)	China	36	Part Owner	1997
8.	Yanjiang(8)	China	24	Part Owner/Operator	1997
		SUBTOTAL	594
D.	NATURAL GAS
9.	Haripur(9)	Bangladesh	126	Part Owner/Operator	1999

			Gross
			Electric		Date of Acquisition/
			Output		Commencement of
		Location	(MW)	Nature of Interest(1)	Operations

E.	DIESEL/ HEAVY FUEL OIL
10.	Island Power Corporation(10)	the Philippines	7	Part Owner	1996
11.	Magellan Cogeneration	the Philippines	63	Owner/Operator	1999
12.	Samalpatti(6)	India	106	Part Owner/Operator	2001
13.	Madurai(11)	India	106	Part Owner/Operator	2001
		SUBTOTAL	282

TOTAL INTERNATIONAL MW IN OPERATION			1,061

NOTES

(1)	Covanta’s ownership and/or operation interest in each facility listed below extends at least into calendar year 2007.

(2)	Covanta has a 13% interest in this project and a 40% interest in the operator Ambiente 2000 S.r.l. “A2000”.

(3)	Operation by A2000 begins one year after the project begins commercial operation provided certain criteria are satisfied.

(4)	Covanta has a nominal interest in this project.

(5)	Covanta has an approximate 26% ownership interest in this project.

(6)	Covanta has a 60% ownership interest in these projects.

(7)	Covanta has an approximate 64% interest in this project.

(8)	Covanta has an approximate 96% ownership interest in this project.

(9)	Covanta has an approximate 45% interest in this project. This project is capable of operating through combustion of diesel oil in addition to natural gas.

(10)	Covanta has an approximate 19.6% ownership interest in this project.

(11)	Covanta has an approximate 77% interest in this project.

(iii) Description of Covanta Reorganization and Related Dispositions of Assets
      Covanta’s domestic and international businesses were reorganized when they emerged from bankruptcy on March 10, 2004 and Covanta became a wholly-owned subsidiary of Danielson.
      Covanta’s Chapter 11 proceedings commenced on April 1, 2002 (the “First Petition Date”), when Covanta and most of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). All of the bankruptcy cases (the “Chapter 11 Cases”) were jointly administered under the caption “In re Ogden New York Services, Inc., et al., Case Nos. 02-40826 (CB), et al.” As debtors-in-possession, Covanta and its subsidiaries that were part of the Chapter 11 Cases (the “Debtors”) were authorized to continue to operate as an ongoing business.
      In order to obtain post-petition financing, with the approval of the Bankruptcy Court, the Debtors entered into a Debtor-in-Possession Credit Agreement dated as of April 1, 2002 with several financial institutions (as amended, the “DIP Financing Facility”) with the Debtors’ prepetition bank lenders (the “DIP Lenders”).
      Over the course of the Chapter 11 Cases, the Debtors disposed of all remaining interests in their entertainment and aviation businesses. The Debtors also held discussions with the Official Committee of Unsecured Creditors (the “Creditors Committee”), representatives of the Debtors’ prepetition bank lenders and other lenders (the “DIP Lenders” and together with the Company’s pre-petition bank lenders, the

“Secured Bank Lenders”) under the DIP Financing Facility, as discussed below, and the holders of Covanta’s 9.25% Debentures with respect to possible capital and debt structures for the Debtors and the formulation of a plan of reorganization. In connection with such discussion, it was determined to be in the best interests of the Debtors’ estates to dispose of Covanta’s geothermal project businesses, which was effected in December 2003.
      On December 2, 2003, Covanta and Danielson entered into an Investment and Purchase Agreement dated December 2, 2003 (as amended, the “Danielson Agreement”). The Danielson Agreement provided for:

•	Danielson to purchase 100% of the shares of reorganized Covanta (“New Common”) for $30 million as part of a plan of reorganization (the “Danielson Transaction”);

•	agreement as to new revolving credit and letter of credit facilities for Covanta’s domestic and international operations, provided by certain of the Secured Bank Lenders and a group of additional lenders organized by Danielson; and

•	execution and consummation of a Tax Sharing Agreement between Danielson and reorganized Covanta (the “Tax Sharing Agreement”), pursuant to which Covanta’s share of Danielson’s consolidated group tax liability for taxable years ending after consummation of the Danielson Transaction will be computed taking into account Danielson’s net operating losses (“NOLs”) generated before January 1, 2003 to the extent not utilized by any other existing member of the consolidated group, and Danielson will have an obligation to indemnify and hold harmless Covanta for certain excess tax liability.
      The Debtors determined that the Danielson Transaction was in the best interests of their estates and their creditors and was preferable to other alternatives under consideration because it provided:

•	a more favorable capital structure for the Debtors upon emergence from Chapter 11;

•	the injection of $30 million in equity from Danielson;

•	enhanced access to capital markets through Danielson;

•	diminished syndication risk in connection with the reorganized Debtors’ financing under the exit financing agreements; and

•	reduced exposure of the Secured Bank Lenders as a result of financing arranged by new lenders.
      On March 5, 2004, the Bankruptcy Court entered an order confirming the Debtors’ plans of reorganization premised on the Danielson Transaction and liquidation for certain of those Debtors involved in non-core businesses (the “Liquidation Plan” collectively with the plan of reorganization, the “Reorganization Plan.”), and on March 10, 2004 both Plans were effected upon the consummation of the Danielson Transaction (the plans of reorganization and liquidation collectively, the “Reorganization Plan”). The Debtors owning or operating Covanta’s Warren County, New Jersey, Lake County, Florida and Tampa Bay, Florida projects initially remained debtors-in-possession (the “Remaining Debtors”), and were not the subject of the Reorganization Plan. During 2004, Covanta’s subsidiaries involved with the Tampa Bay project and the Lake County project emerged from bankruptcy under separate reorganization plans. Covanta’s subsidiaries involved with the Warren County project remain in bankruptcy.
      The Reorganization Plan provided for, among other things, the following distributions:

(i) Secured Bank Lender and 9.25% Debenture Holder Claims
      On account of their allowed secured claims, the Secured Bank Lenders and the 9.25% Debenture holders received, in the aggregate, a distribution consisting of:

•	the cash available for distribution after payment by the Debtors of exit costs necessary to confirm the Reorganization Plan and establishment of required reserves pursuant to the Reorganization Plan,

•	new high-yield secured notes issued by Covanta and guaranteed by its subsidiaries (other than CPIH and its subsidiaries) which are not contractually prohibited from incurring or guaranteeing additional debt (Covanta and such subsidiaries, the “Domestic Borrowers”) with a stated maturity of seven years (the “High Yield Notes”), and

•	a term loan of CPIH with a stated maturity of three years.

      Additionally, the Reorganization Plan incorporates the terms of a settlement of litigation that had commenced during the Chapter 11 Cases by the Creditors Committee challenging the validity of the lien asserted on behalf of the holders of the 9.25% Debentures (the “9.25% Debenture Adversary Proceeding”). Pursuant to the settlement, holders of general unsecured claims against Covanta are entitled to receive 12.5% of the value that would otherwise be distributable to the holders of 9.25% Debenture claims that participate in the settlement.

(ii) Unsecured Claims against Operating Company Subsidiaries
      The holders of allowed unsecured claims against any of Covanta’s operating subsidiaries will receive new unsecured notes in a principal amount equal to the amount of their allowed unsecured claims with a stated maturity of eight years (the “Unsecured Notes”).

(iii) Unsecured Claims against Covanta and Holding Company Subsidiaries
      The holders of allowed unsecured claims against Covanta or certain of its holding company subsidiaries will receive, in the aggregate, a distribution consisting of (i) $4 million in principal amount of Unsecured Notes, (ii) a participation interest equal to five percent of the first $80 million in net proceeds received in connection with the sale or other disposition of CPIH and its subsidiaries used to pay down CPIH debt, if it were to effect asset sales, and (iii) the recoveries, if any, from avoidance actions not waived under the plan that might be brought on behalf of Covanta and its subsidiaries. As described above, pursuant to the Reorganization Plan, each holder of an allowed unsecured claim against Covanta or certain of its holding company subsidiaries is entitled to receive its pro-rata share of 12.5% of the value that would otherwise be distributable to the holders of 9.25% debenture claims that participate in the settlement of the 9.25% Debenture Adversary Proceeding pursuant to the Reorganization Plan.

(iv) Subordinated Claims of holders of Convertible Subordinated Debentures
      The holders of Covanta’s 6% Convertible Subordinated Debentures and its 5.75% Subordinated Debentures (together, the “Convertible Subordinated Debentures”) neither received distributions nor retained any property pursuant to the Reorganization Plan. The Convertible Subordinated Debentures were cancelled as of March 10, 2004.

(v) Equity interests of Old Common and Old Preferred stockholders
      The holders of equity interests of Covanta’s Old Preferred and Old Common shares outstanding immediately before consummation of the Danielson Transaction received no distribution and retained no property pursuant to the Reorganization Plan. The Old Preferred and Old Common shares were cancelled as of March 10, 2004.
      The Liquidation Plan provided for the complete liquidation of those of Covanta’s subsidiaries that have been designated as liquidating entities. Substantially all of the assets of these liquidating entities have already been sold. Under the Liquidation Plan the creditors of the liquidating entities will not receive any distribution other than those administrative creditors with respect to claims against the liquidating entities that have been incurred in the implementation of the Liquidation Plan and priority claims required to be paid under the Bankruptcy Code.
      As further set forth in this Part 1, Item “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there are risks that might affect Covanta’s ability to implement its business plan and pay the various debt instruments that were issued pursuant to the Reorganization Plan.

      As a result of the consummation of the Danielson Transaction, Covanta emerged from bankruptcy with a new debt structure. Domestic Borrowers have two credit facilities:

•	a letter of credit facility (the “First Lien Facility”), for the issuance of letters of credit required in connection with one waste-to-energy facility, the current aggregate amount of which was approximately $120 million at December 31, 2004, and

•	a letter of credit and liquidity facility (the “Second Lien Facility”), in the aggregate amount of $118 million of which approximately $71 million was outstanding at December 31, 2004, up to $10 million of which shall also be available for cash borrowings on a revolving basis and the balance for letters of credit. Through December 31, 2004, CPIH had not sought to make draws on this facility and the outstanding commitment amount has been reduced to $9.1 million.
      Both facilities expire on March 10, 2009 and are secured by the assets of the Domestic Borrowers not otherwise pledged. The lien of the Second Lien Facility is junior to that of the First Lien Facility.
      The Domestic Borrowers also issued the High Yield Notes and issued or will issue the Unsecured Notes. The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility. The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in 7 years. The current accreted amount of the High Yield Notes was approximately $207.7 million at December 31, 2004.
      Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan. Covanta issued additional Unsecured Notes in a principal amount of $20 million after emergence and recorded additional Unsecured Notes in a principal amount of $4 million in 2004 which it expects to issue in 2005. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against Covanta’s operating subsidiaries which were Reorganizing Debtors, and such amount will be determined at such time as the allowance of all such claims are resolved through settlement or further proceedings in the Bankruptcy Court. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004.
      Also, CPIH and each of its domestic subsidiaries, which hold all of the assets and operations of Covanta’s international businesses (the “CPIH Borrowers”) entered into two secured credit facilities:

•	a revolving credit facility, secured by a first priority lien on substantially all of the CPIH Borrowers’ assets not otherwise pledged, consisting of commitments for cash borrowings in the initial amount of up to $10 million, which remained undrawn at December 31, 2004, for purposes of supporting the international businesses, and

•	a term loan facility of up to $95 million, the outstanding amount of which approximately $77 million was outstanding at December 31, 2004, secured by a second priority lien on the same collateral.
      Both facilities will mature in March 2007. The debt of the CPIH Borrowers is non-recourse to Covanta and its other domestic subsidiaries. For further discussion, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
      In addition, in the Chapter 11 cases, the Debtors had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. As a condition to assuming a contract, each Debtor was required to cure all existing defaults (including payment defaults). Covanta paid approximately $9 million in cure amounts in connection with assumed executory contracts and unexpired leases
(C)     Insurance Services Business
      Following the acquisition of Covanta, the relative contribution of Danielson’s insurance services business to Danielson’s cash flow and its relative percentage of Danielson’s financial obligations were significantly reduced. Consequently, unlike prior years, Danielson’s insurance services business neither contributes materially to Danielson’s cash flow nor imposes material financial obligations on Danielson.

      The insurance services business, however, continues to represent an important element of Danielson’s structure in that Danielson’s NOLs were in part generated through the operations of former subsidiaries of Danielson Indemnity Company (“DIND”). Danielson’s ability to utilize that portion of the NOLs will depend upon the continued inclusion of its insurance services business in Danielson’s consolidated federal tax return. See Note 25 in Notes to Consolidated Financial Statements for more information on Danielson’s NOLs.
      As discussed more fully below, Danielson’s insurance services businesses have succeeded in reducing losses by tightening underwriting criteria, exiting unprofitable lines of business and focusing on writing more profitable lines of business through its expanded arrangement with SCJ Insurance Services (“SCJ”).

Discussion of Business
      Danielson’s insurance operations are conducted through wholly-owned subsidiaries. National American Insurance Company of California (“NAICC”), an indirect, wholly-owned subsidiary of Danielson through DIND, is Danielson’s principal operating insurance subsidiary. NAICC, in turn, is the sole stockholder of Valor Insurance Company, Incorporated, a Montana domiciled specialty insurance company (“Valor”), Danielson Insurance Company (“DICO”) and Danielson National Insurance Company (“DNIC”). Unless otherwise specified or the context requires otherwise, references to NAICC include NAICC and its subsidiaries.
      NAICC has historically managed its business across four principal lines of business: (1) non-standard private passenger automobile; (2) commercial automobile; (3) workers’ compensation; and (4) property and casualty. However, as of December 31, 2004, NAICC was engaged in writing exclusively non-standard private passenger automobile primarily in California.
      Insurers admitted in California are required to obtain approval from the California Department of Insurance (“CDOI”) of rates and/or forms prior to being used. Many of the other states, in which NAICC does business, have similar requirements. Rates and policy forms are developed by NAICC and filed with the regulators in each of the relevant states, depending upon each state’s requirements. NAICC relies upon its own as well as industry experience in establishing rates.
      NAICC began writing non-standard private passenger automobile insurance in California in July 1993 through SCJ and endeavored to write additional personal automobile programs beginning in 1998 in other territories, but due to underwriting losses, ceased writing such additional policies in March 2002.
      Non-standard risks are those segments of the driving public which generally are not considered “preferred” business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those who drivers whose policies have not been renewed or declined by another insurance company. Generally, in order to address the associated higher risk or non-standard private automobile insurance, their premium rates are higher than standard premium rates while policy limits are lower than typical policy limits. Policyholder selection is governed by underwriting guidelines established by NAICC. Management believes that it is able to achieve underwriting success through refinement of various risk profiles, thereby dividing the non-standard market into more defined segments which can be adequately priced. Additionally, traditional lower policy limits lend themselves to quicker claims processing allowing management to respond more quickly to changing loss trends, by revising revised underlying underwriting guidelines and class and rate filings accordingly.
      Private passenger automobile policy limits vary by state. In California non-standard policies primarily provide maximum coverage up to the statutory minimum of $15,000 per person, $30,000 per accident for liability and bodily injury and $10,000 per accident for property damage.
      Net written premiums were $15.2 million, $18.1 million and $25.4 million in 2004, 2003 and 2002, respectively, for the non-standard private passenger automobile program. The primary reason for the continued decrease in private passenger automobile premiums in 2003 and 2004 were internally-imposed underwriting restrictions placed on the California non-standard automobile program in February 2002.

However, in November 2004, NAICC lifted its moratorium on the non-standard personal automobile program after receiving approval from CDOI for a new rate and class plan filing that is offered by DNIC through SCJ.
      As a result of the favorable underwriting results in the non-standard personal automobile market, coupled with low premium leverage on its surplus, NAICC has retained 100% of the underlying risk of this program since 2001. Commencing in January 2005, NAICC and DNIC began to reinsure, on a quota share basis, 28% and 40%, respectively of its underlying risk with an AM Best “A” rated reinsurer. The new reinsurance program was sought to address premium growth ratio guidelines established by the Insurance Regulation Information System (“IRIS”) and the relative uncertainty of the underwriting results of the new program.
      NAICC does not write any business through managing general agents. SCJ is responsible for all of the marketing, underwriting and policy administration for the non-standard personal automobile policies in California. SCJ does not have rate making authority nor can it bind reinsurance on behalf of NAICC and DNIC. In return SCJ receives a flat commission on new and renewal policies written and participates in an incentive compensation arrangement dictated solely by underwriting results.

Commercial Automobile
      NAICC began writing non-standard commercial automobile insurance in 1995 through independent agents and ceased writing new policies in July 2003. In September 2003, NAICC began providing 60-day statutory notification to non-renew all in-force policies. As a result, as of September 2004, there was no further loss exposure on this line. The majority of automobiles owned or used by businesses are insured under policies that provide other coverage for the business, such as commercial multi-peril insurance. The policies issued by NAICC were generally to businesses that were unable to insure a specific driver and businesses having vehicles not qualifying for commercial multi-peril insurance. The typical NAICC commercial automobile policy covered fleets of four or fewer vehicles. NAICC did not insure interstate trucking, trucks hauling logs, gasoline or similar higher hazard operations.
      The maximum non-standard commercial automobile policy limit provided by NAICC was $1 million for bodily injury and property damage combined as a single limit of liability for each occurrence. NAICC retained the first $0.25 million of bodily injury and property damage combined as a single limit of liability for each occurrence.
      Net written premiums for commercial automobile insurance were $(0.1) million, $11.9 million and $19.5 million in 2004, 2003 and 2002, respectively. The decrease in commercial automobile premiums in 2003 and 2004 was attributable to NAICC’s decision to exit this line of business. The decision to exit the market was primarily driven by the unprofitable historical underwriting results, lack of surplus capacity and relatively high net retentions for this line of business.

Workers’ Compensation
      NAICC began writing workers’ compensation insurance in 1987 and ceased writing policies in January 2002 in response to adverse market developments and loss experience. Through January 2002, NAICC and its subsidiary Valor wrote workers’ compensation insurance primarily in California and Montana. NAICC previously wrote workers’ compensation insurance in California and four other western states. Workers’ compensation insurance policies provide coverage for statutory benefits which employers are required to pay to employees who are injured in the course of employment including, among other things, temporary or permanent disability benefits, death benefits, medical and hospital expenses and expenses for vocational rehabilitation. Policies were issued having a term of no more than one year. The last California workers’ compensation policy was issued in July 2001 and the last policy issued outside of California was issued in January 2002. Valor began non-renewing all policies in December 2001 and was placed into run-off effective January 2002.
      Prior to April 2000, NAICC retained the first $0.5 million of each workers’ compensation loss and purchased reinsurance for up to $49.5 million in excess of its retention, the first $9.5 million of which has been placed with three major reinsurance companies with the remaining $40 million provided by 16 other companies. In April 2000, NAICC entered into a workers’ compensation excess of loss reinsurance agreement with SCOR Re Insurance Company that provided coverage commencing at losses of $0.2 million. In May 2001, the $0.3 million excess of $200,000 layer was placed with PMA Re Insurance Company on a 50% participation basis through run-off.
      Prior to January 1996, NAICC retained the first $0.4 million of each workers’ compensation loss and $0.5 million through March 2000. In April 2000, NAICC entered into a workers’ compensation excess of loss reinsurance agreement with SCOR Re Insurance Company that provided coverage commencing at losses of $0.2 million. In May 2001, the $0.3 million excess of $0.2 million layer was placed with PMA Re Insurance Company on a 50% participation basis through run-off. NAICC has purchased reinsurance up to a $50.0 million limit, net of its own retention. The first $10.0 million limit was placed with three major reinsurance companies with the remaining $40.0 million limit provided by 16 other companies.
      Net written premiums for workers’ compensation were nil, $0.3 million and $7.6 million in 2004, 2003 and 2002, respectively. These decreases reflected NAICC’s and Valor’s exit from the market.

Property and Casualty
      As of December 31, 1985, NAICC through a series of assumption agreements assumed the assets and liabilities of the Stuyvesant Insurance Company (“Stuyvesant”) for policies issued prior to 1978, along with then other affiliated H.F. Ahmanson insurance subsidiaries (collectively referred as “H.F. Ahmanson”). NAICC was subsequently acquired by KCP Holding Company (“KCP”) on September 19, 1986. On July 29, 1988, Mission American Insurance Company (“MAIC”) pursuant to an assumption agreement transferred all of its assets and liabilities (accident years 1985 through 1988) to NAICC in exchange for 62.76% of KCP’s total common stock. MAIC was part of the Mission Insurance Group, Inc., which subsequently emerged from bankruptcy on August 16, 1990 as a predecessor of Danielson. On December 31, 1991, Danielson’s predecessor acquired the remaining outstanding shares of KCP, not then indirectly owned by Danielson, through its ownership of MAIC. NAICC for the years 1987 to 1995 wrote a commercial multi peril program for artisan contractors, and separately, a homeowners program from 1998 to 2001. NAICC continues to discharge claims arising under its own insurance policies and contracts and those issued by MAIC, Stuyvesant and other H.F. Ahmanson former insurance affiliates.
      The property and casualty claims are categorized as follows: (1) direct excess and primary policies; (2) workers’ compensation; (3) reinsurance assumed on an excess of loss basis; and (4) reinsurance assumed on pool business primarily from the London marketplace. Substantially all remaining claims on policies, issued by companies other than by NAICC, are of an asbestos and environmental (“A&E”) nature.
      As of December 31, 2004, there remained 63 direct excess and primary claims, of which 17 were related to policies issued by Stuyvesant, 23 by H.F. Ahmanson entities, 9 by MAIC and 12 by NAICC. These claims generally had policy limits up to $1 million with reinsurance generally above $50,000. NAICC issued-policies are approaching the 10-year statute of limitations baring future claims acceptance. As of December 31, 2004, there were 51 open workers’ compensation claims, the majority of which were issued by MAIC with no reinsurance coverage. The assumed reinsurance contracts had relatively low participation, generally less than $25,000, and estimates of unpaid losses have been based on information provided by the primary insurance companies. At December 31, 2004, there were 395 open claims related to excess of loss assumed reinsurance. As of December 31, 2004 and 2003, NAICC’s net unpaid losses and loss adjustment expenses relating to A&E claims were approximately $8.2 million and $8.3 million, respectively. In the most current three years of development there has been an influx of newly reported A&E cases on an excess of loss basis related to the Stuyvesant issued policies that are beginning to pierce the limits in which NAICC participates. New cases reported in 2004, 2003 and 2002 on the assumed excess of loss of business increased 2%, 19% and 15%, respectively; however, the incurred losses, related to assumed excess of loss of business, were less than $0.4 million for the last three years. Approximately 40% of the aggregate assumed pool business has been reinsured, all with AM Best rated “A” or better carriers. Management has been successful in commuting with several cedants and pools with respect to the assumed liabilities and will continue to look for such opportunities in the future.

Marketing
      NAICC currently markets its non-standard private passenger automobile insurance in California through SCJ who in turn uses over 600 sub-agents or retail brokers to obtain applications for policies. SCJ processed 16,641, 16,002 and 43,013 applications in 2004, 2003 and 2002, binding 95.6%, 96.1% and 96.3% as policies, respectively.

Claims
      All automobile claims are handled by employees of NAICC at its home office in Long Beach, California. Claims are reported by agents, insureds and claimants directly to NAICC. Claims involving suspected fraud are referred to an in-house special investigation unit (“SIU”) which manages a detailed investigation of these claims using outside investigative firms. When evidence of fraudulent activity is identified, the SIU works with the various state departments of insurance, the National Insurance Crime Bureau and local law enforcement agencies in handling the claims.
      Workers’ compensation claims have been consolidated and outsourced to a regional third party administrator, TRISTAR Risk Management (“Tristar”) effective July 2004. NAICC transferred all of its files, to leverage Tristar’s medical fee discounts, including medical provider networks, operational size, supervision, and SIU and quality assurance program on the remaining outstanding claims liability.
      Property and casualty claims are received, reviewed and processed by NAICC employees located in Long Beach, California. Additionally, NAICC uses external consultants and attorneys to aid in determining the extent, obligation and accuracy of claims originating from Stuyvesant policies issued prior to 1978.

Losses and Loss Adjustment Expenses
      NAICC’s net unpaid losses and loss adjustment expenses (“LAE”) represent the estimated indemnity cost and expense necessary to cover the ultimate net cost of investigating and settling claims.
      Such estimates are based upon estimates for reported losses, historical company experience of losses reported by reinsured companies for insurance assumed and actuarial estimates based upon historical company and industry experience for development of reported and unreported claims (incurred but not reported). Any changes in estimates of ultimate liability are reflected in current operating results. Inflation is assumed, along with other factors, in estimating future claim costs and related liabilities. NAICC does not discount any of its loss reserves.
      The California legislature in response to rising workers’ compensation costs and a lack of available market, passed Assembly Bill No. 227 (“AB 227”), Senate Bill No. 228 (“SB 228”) both signed on September 12, 2003, and Senate Bill No. 899 (“SB 899”), effective April 19, 2004, all of which were signed by the Governor. These bills contain many reforms designed to reduce the cost of workers’ compensation claims. Several of the provisions apply to medical services provided after the effective dates, including services on injuries that occurred prior to the effective dates. As a result, the reforms are expected to have a retroactive impact and therefore affect pre-established reserve levels. The six major provisions that could have a retroactive impact on NAICC’s reserves are:

•	Changes to the Official Medical Fee Schedule Values for Physician Services

•	Changes to the Official Medical Fee Schedule for Inpatient Services

•	Pharmaceutical Fee Schedule

•	Outpatient Surgery Center Fee Schedule

•	Repeal of the Primary Treating Physician Presumption for Pre-2003 Injuries

•	Other Medical Treatment Utilization
      Soon after the legislative changes became effective, NAICC observed an increase in attempts to settle claims. The ultimate loss and allocated LAE (“ALAE”) estimates for NAICC (non Valor) workers’

compensation was reduced by $2.6 million between 2003 and 2004 or approximately 19% of the prior year reserves. Although the actuarial estimates did not explicitly factor the effect of the reforms, NAICC believes that the favorable development were, in part, related to the new legislation.
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
      The unpaid losses and LAE, related to environmental cleanup, were established considering facts then currently known and the then current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Estimates for unknown claims and development on reported claims are included in NAICC’s unpaid losses and LAE. The liability for development of reported claims has been based on the estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that NAICC’s ultimate liabilities could be materially in excess of amounts that are currently recorded.
      Management believes, taking into account the opinions of independent actuarial professionals, that that the provisions for unpaid losses and LAE are adequate to cover the net cost of losses and loss expenses incurred to date; however, such liability is necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates.
      The following table provides a reconciliation of NAICC’s net unpaid losses and LAE (in thousands of dollars):

	Years Ended December 31,

	2004	2003	2002

Net unpaid losses and LAE at beginning of year	$65,142	$79,192	$88,012
Incurred losses, net, related to:
Current year	10,343	23,199	49,474
Prior years	2,518	13,485	10,407

Total net incurred	12,861	36,684	59,881

Paid losses, net, related to:
Current year	(5,427)	(10,133)	(22,871)
Prior years	(26,348)	(40,601)	(45,830)

Total net paid	(31,775)	(50,734)	(68,701)

Net unpaid losses and LAE at December 31	46,228	65,142	79,192

Plus: Reinsurance recoverable on unpaid losses, net	18,042	18,238	22,057

Gross unpaid losses and LAE at December 31	$64,270	$83,380	$101,249

      The net losses and LAE incurred during 2004 related to prior years is attributable to recognition of unfavorable development in commercial auto of $2.4 million primarily for accident years 2001 through 2002, property and casualty of $1.6 million and unallocated LAE for all lines of $1.0 million. Favorable development on prior periods was recognized in workers’ compensation and private passenger automobile of $0.7 million and $1.8 million, respectively. The net losses and LAE incurred during 2003 related to prior years and were attributable to recognition of unfavorable development in the following: commercial automobile of $5.5 million for accident years 2000 through 2002; workers’ compensation of $5.5 million of which $3.9 million was attributable to Valor; and property and casualty of $1.5 million, most of which was attributable to unallocated

LAE reserves. All of the commercial automobile programs were placed in run-off during 2003. The net losses and LAE incurred during 2002 related to prior years and were attributable to adverse development on both the California workers’ compensation line totaling $3.5 million, certain private passenger automobile programs totaling $4.7 million, and commercial automobile totaling $2.0 million.
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
      Analysis of Net Losses and LAE Development (in thousands of dollars):

	Years Ended December 31,

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Originally reported gross
Unpaid Losses and LAE	$146,330	$137,406	$120,651	$105,947	$95,653	$94,934	$100,030	$105,745	$101,249	$83,381	$64,270
Originally reported ceded recoverable	17,705	21,112	23,546	20,185	18,187	15,628	20,641	17,733	22,057	18,239	18,042
Originally reported net Unpaid Losses and LAE	128,625	116,294	97,105	85,762	77,466	79,306	79,389	88,012	79,192	65,142	46,228
Net Unpaid Losses and LAE re-estimated as of:
One Year Later	131,748	126,413	98,045	85,762	79,957	84,560	87,035	98,419	92,677	67,660
Two Years Later	141,602	126,796	97,683	85,684	82,778	88,001	94,570	109,795	97,331
Three Years Later	141,787	127,621	98,545	87,613	83,778	92,213	100,640	112,770
Four Years Later	144,491	129,792	102,053	88,238	87,160	94,895	101,486
Five Years Later	146,827	133,985	102,949	89,802	89,476	95,803
Six Years Later	151,784	134,992	103,645	91,892	90,345
Seven Years Later	152,764	135,629	105,767	92,301
Eight Years Later	153,459	137,886	106,108
Nine Years Later	155,591	138,245
Ten Years Later	156,044

Cumulative (deficiency) redundancy	(27,419)	(21,951)	(9,003)	(6,539)	(12,879)	(16,497)	(22,097)	(24,758)	(18,139)	(2,518)

	Years Ended December 31,

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Cumulative net paid Losses and LAE:
Inception Year	$15,849	$14,464	$10,559	$13,801	$16,170	$16,527	$25,360	$28,631	$22,870	$10,263	$5,427
One Year Later	46,582	46,132	35,696	31,317	43,090	51,608	64,599	74,460	63,343	36,611
Two Years Later	80,515	74,543	54,815	43,855	62,577	71,151	86,722	98,827	83,710
Three Years Later	101,726	90,818	63,290	56,968	74,267	83,225	97,694	111,535
Four Years Later	114,424	97,900	74,306	66,015	82,524	88,524	103,944
Five Years Later	119,310	108,061	82,568	72,531	86,278	92,795
Six Years Later	128,117	115,721	88,424	75,231	89,696
Seven Years Later	135,013	121,344	90,776	91,574
Eight Years Later	140,146	123,477	103,563
Nine Years Later	141,899	125,575
Ten Years Later	143,828
Reconciliation to gross re- estimated reserves:
Net reserves re-estimated	156,044	138,245	106,108	92,301	90,345	95,803	101,486	112,770	97,331	67,560	46,228
Re-estimated ceded recoverable	27,473	29,463	28,441	28,838	23,659	18,506	25,232	33,750	29,798	21,323	18,042

Total gross re-estimated reserves	$183,517	$167,708	$134,549	$121,139	$114,004	$114,309	$126,718	$146,520	$127,129	$88,983	$64,270

      A discussion regarding adverse development by line recorded in 2004, 2003 and 2002 is set forth above in the prior table and narrative. The adverse development for the years ended 1996 through 2001 was related to both commercial auto and workers’ compensation. The commercial auto was most significantly impacted by case strengthening related to a change in claims administration, coupled with the recognition that development factors of prior years were not as indicative of the business written for those respective years due to changes in risk profile and limits. Workers’ compensation was most affected by changes in legislation that occurred in 1995 that took several years to develop, with such development being different than the experience prior to 1995.
      The development for the years ended 1994 and 1995 was due in part to the strengthening of the unpaid losses and LAE of property and casualty businesses assumed by NAICC in 1985 and workers’ compensation written prior to 1991. NAICC has continued to post additional incurred but not reported losses (“IBNR”) despite negotiations on several commutations of assumed excess of loss reinsurance contracts that indicated previous estimates of IBNR.
      Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future especially considering that those ongoing lines that have experienced the greatest adverse development have been placed in run-off in 2001 and 2003. Reliance on this cumulative history may not be indicative of future performance.

Reinsurance
      In its normal course of business, NAICC reinsures a portion of its exposure with other insurance companies so as to effectively limit its maximum loss arising out of any one occurrence. Contracts of reinsurance do not legally discharge the original insurer from its primary liability. Estimated reinsurance receivables arising from these contracts of reinsurance are reported separately as assets in accordance with generally accepted accounting principles in the United States.
      As of December 31, 2004 General Reinsurance Corporation (“GenRe”) was the only reinsurer that comprised more than 10% of NAICC’s reinsurance recoverable on paid and unpaid balances. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. At December 31, 2004, NAICC had reinsurance recover-

able on paid and unpaid balances from GenRe of $12.4 million. GenRe has an A.M. Best rating of A++. See Note 10 of the Notes to Consolidated Financial Statements for further information on reinsurance.
      NAICC and two of its subsidiaries participate in an inter-company pooling and reinsurance agreement. Under this agreement DICO and DNIC cede 100% of their net liability, defined to include premiums, losses and LAE, to NAICC to be combined with the net liability for policies of NAICC in formation of the “pool”. NAICC simultaneously cedes to DICO and DNIC 10% of the net liability of the pool. DNIC commenced participation in July 1993 and DICO commenced in January 1994. Additionally, DICO, DNIC and Valor reimburse NAICC for executive services, professional services, and administrative expenses based primarily on designated percentages of net written premiums and other cost determiners for each line of business.
MARKETS, COMPETITION AND BUSINESS CONDITIONS

General Business Conditions
      Covanta’s business can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, change in law, natural disasters, energy shortages, fuel cost and availability, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which Covanta has no control.
      Covanta expects in the foreseeable future that competition for new contracts and projects will be intense in all domestic markets in which Covanta conducts or intends to conduct its businesses, and its businesses will be subject to a variety of competitive and market influences.
      With respect to its waste-to-energy business, Covanta competes in two principal markets, both of which are highly competitive. The first market in which it competes is the market for waste disposal. While Covanta currently processes for disposal approximately four percent of the municipal solid waste in the United States, the market for waste disposal is almost entirely price-driven and is greatly influenced by economic factors within regional “waste sheds.” These factors include:

•	regional population and overall waste production rates;

•	the number of other waste disposal sites (including principally landfills and transfer stations) in existence or in the planning or permitting process;

•	the available disposal capacity (in terms of tons of waste per day) that can be offered by other regional disposal sites; and

•	the availability and cost of transportation options (rail, intermodal, trucking) to provide access to more distant disposal sites, thereby affecting the size of the waste shed itself.
      In this market, Covanta competes on disposal price (usually on a per-ton basis) with other disposal service providers seeking to obtain waste supplies to their facilities. At most of its facilities, Covanta is unable to compete in this market because it does not have the contractual right to solicit waste; at these facilities it is the Client Community which is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to Covanta’s facility. At all but three of its facilities, Covanta is unable to offer material levels of disposal capacity to the market because of existing long-term contractual commitments. At these projects plant capacity is contractually committed and therefore unable to be offered to the market. At three of its facilities, in Haverhill, Massachusetts, Union County, New Jersey, and Alexandria, Virginia Covanta is responsible for obtaining material amounts of waste supply and so is actively competing in these markets to enter into spot medium- and long-term contracts. All of these projects are in densely populated areas, with high waste generation rates and numerous large and small participants in the regional market.
      Once a long-term contract expires and is not renewed or extended by a Client Community, Covanta’s percentage of contracted disposal capacity will decrease, and it will need to compete in the regional market for waste disposal. At that point, it will compete on price with landfills, transfer stations, other waste-to-energy facilities, and other waste disposal technologies that are then offering disposal service in the region. See discussion below under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information concerning the expiration of existing contracts.
      The second market in which Covanta competes related to its waste-to-energy projects is the market for obtaining new contracts to operate waste-to-energy facilities, either through greenfield development or through competing to be selected by project owners soliciting bids for new operators. In this market, there are fewer competitors than in the broader waste disposal market. This market for new waste-to-energy facilities is anticipated to be very limited with few opportunities for the foreseeable future.
      Since before its bankruptcy filing in 2002, Covanta has not engaged in material development activity with respect to its independent power business. Covanta may consider developing additional renewable energy projects in the future, and if it were to do so would face competition from a large number of independent energy companies.
      With respect to its sales of electricity from its waste-to-energy projects and independent power projects Covanta primarily sells its output pursuant to long-term contract. Accordingly, it generally does not sell its output into markets where it must compete on price. As these contracts expire, Covanta will participate in such markets if it is unable to enter into new or renewed long-term contracts. See discussion below under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information concerning the expiration of existing contracts.
      Once a contract is awarded or a project is financed and constructed, Covanta’s business can be impacted by a variety of risk factors which can affect profitability over the life of a project. Some of these risks are at least partially within Covanta’s control, such as successful operation in compliance with law and the presence or absence of labor difficulties or disturbances. Other risk factors, described above, are largely out of Covanta’s control and may have an adverse impact on a project over a long-term operation.

Technology
      Covanta has the exclusive right to market in the United States the proprietary mass-burn technology of Martin GmbH für Umwelt und Energietechnik (“Martin”). All of the waste-to-energy projects that Covanta has constructed use the Martin technology, although Covanta does own and/or operate some projects using other technologies. The principal feature of the Martin technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin technology expired in 1989, and there are various other expired and unexpired patents relating to the Martin technology. Covanta believes that it is Martin’s know-how and worldwide reputation in the waste-to-energy field, and Covanta’s know-how in designing, constructing and operating waste-to-energy facilities, rather than the use of patented technology, that is important to Covanta’s competitive position in the waste-to-energy industry in the United States. Covanta does not believe that the expiration of the patent covering the basic stoker grate technology or patents on other portions of the Martin technology will have a material adverse effect on Covanta’s financial condition or competitive position.
      Covanta believes that mass-burn technology is now the predominant technology used for the combustion of solid waste. Covanta believes that the Martin technology is a proven and reliable mass-burn technology, and that its association with Martin has created significant name recognition and value for Covanta’s domestic waste-to-energy business.
      Since 1984, Covanta’s rights to the Martin technology have been provided pursuant to a cooperation agreement with Martin which gives Covanta exclusive rights to market, and distribute parts and equipment for the Martin technology in the United States, Canada, Mexico, Bermuda and certain Caribbean countries. Martin is obligated to assist Covanta in installing, operating and maintaining facilities incorporating the Martin technology. The cooperation agreement renews automatically each year unless notice of termination is given, in which case the cooperation agreement would terminate 10 years after such notice. Any termination would not affect the rights of Covanta to design, construct, operate, maintain or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination.

Insurance Services
      The property and casualty insurance industry is highly competitive. The insurance industry consists of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of NAICC’s competitors have larger volumes of business, greater financial resources and higher financial strength ratings. NAICC’s competitors having greater shares of the California market sell automobile insurance either directly to consumers, through independent agents and brokers or through exclusive agency arrangements similar to SCJ.
      The principal means by which Insurance Service’s competes with other automobile insurers is by its focus on meeting the needs of the non-standard private passenger automobile market in California where it believes it has competitive pricing, underwriting and service capabilities. Insurance Services also competes by using niche marketing efforts of its products through SCJ.
      The operating results of a property and casualty insurer are influenced by a variety of factors including general economic conditions, competition, regulation of insurance rates, weather, frequency and severity of losses. The California non-standard personal auto market in which NAICC operates has experienced a recovery of rate adequacy coupled with stable competition. Frequency of claims improved from 2002 to 2003 and remained stable in 2004, while the average cost of settling claims has steadily improved from 2002 to 2004.
REGULATION OF DANIELSON’S BUSINESSES
      Danielson’s Energy and Insurance Service Businesses are highly regulated.

Environmental Regulatory Laws Affecting Covanta’s Businesses

Domestic
      Covanta’s business activities in the United States are pervasively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste and also regulate the storage and handling of chemicals and petroleum products (such laws and the regulations thereunder, “Environmental Regulatory Laws”).
      Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (collectively, “Environmental Remediation Laws”) make Covanta potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with Covanta’s activities and the activities at sites, including but not limited to landfills that Covanta’s subsidiaries have owned, operated or leased or, at which there has been disposal of residue or other waste generated, handled or processed by such subsidiaries. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some Service Agreements provide for indemnification of operating subsidiaries from some such liabilities. In addition, other subsidiaries involved in landfill gas projects have access rights to landfill sites pursuant to certain leases that permit the installation, operation and maintenance of landfill gas collection systems. A portion of these landfill sites is and has been a federally-designated “Superfund” site. Each of these leases provide for indemnification of Covanta subsidiary from some liabilities associated with these sites.
      The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste-to-energy, independent power project or water facility, and further requires that permits be maintained throughout the operating life of the facility. There can be no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject an operating subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. To date, Covanta has not incurred material penalties, been required to incur material capital costs or additional expenses, nor been subjected to material restrictions on its operations as a result of violations of Environmental Regulatory Laws or permit requirements.
      Although Covanta’s operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, Covanta believes that it is in substantial compliance with existing environmental laws and regulations. Covanta may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances Covanta may be exposed to joint and several liabilities for remedial action or damages. Covanta’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.
      The Environmental Regulatory Laws are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants for storage and handling of petroleum products or chemicals or for solid or hazardous waste or ash handling and disposal. Thus, as new technology is developed and proven, it may be required to be incorporated into new facilities or major modifications to existing facilities. This new technology may often be more expensive than that used previously.
      The Environmental Remediation Laws prohibit disposal of regulated hazardous waste at Covanta’s municipal solid waste facilities. The Service Agreements recognize the potential for improper deliveries of hazardous wastes and specify procedures for dealing with hazardous waste that is delivered to a facility. Although certain Service Agreements require Covanta’s subsidiary to be responsible for some costs related to hazardous waste deliveries, to date no operating subsidiary has incurred material hazardous waste disposal costs.
      Domestic drinking water facilities are subject to regulation of water quality by the state and federal agencies under the federal Safe Drinking Water Act and by similar state laws. These laws provide for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Under the federal Clean Water Act, Covanta may be required to obtain and comply with National Pollutant Discharge Elimination System permits for discharges from its treatment stations. Generally, under its current contracts, Covanta is not responsible for fines and penalties resulting from the delivery to Covanta’s treatment facility of water not meeting standards set forth in those contracts.

International
      Covanta aims to provide energy generating and other infrastructure through environmentally protective project designs, regardless of the location of a particular project. This approach is consistent with the stringent environmental requirements of multilateral financing institutions, such as the World Bank, and also with Covanta’s experience in domestic waste-to-energy projects, where environmentally protective facility design and performance is required. Compliance with environmental standards comparable to those of the United States may be conditions to the provision of credit by multilateral banking agencies as well as other lenders or credit providers. The laws of other countries also may require regulation of emissions into the environment, and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally not as rigorous as those applicable in the United States. As with domestic project development, there can be no assurance that all required permits will be issued, and the process can often cause lengthy delays.

Energy and Water Regulations Affecting Covanta’s Businesses
      Covanta’s businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of their domestic facilities and to similar laws applicable to their foreign operations. Federal laws and regulations applicable to many of Covanta’s domestic energy businesses impose limitations on the types of fuel used, prescribe the degree to which these businesses are subject to federal and state utility-type regulation and restrict the extent to which these businesses may be owned by one or more electric utilities. State regulatory regimes govern rate approval and the other terms and conditions pursuant to which utilities purchase electricity from independent power producers, except to the extent such regulation is governed by federal law.
      Pursuant to the federal Public Utility Regulatory Policies Act (“PURPA”), the Federal Energy Regulatory Commission (the “FERC”) has promulgated regulations that exempt qualifying facilities (“QFs”) (facilities meeting certain size, fuel and ownership requirements) from compliance with certain provisions of the Federal Power Act (the “FPA”), the Public Utility Holding Company Act of 1935 (“PUHCA”), and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of cogeneration facilities and other facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to QFs from regulation under the FPA and PUHCA and most aspects of state electric utility regulation are of great importance to Covanta and its competitors in the waste-to-energy and independent power industries.
      Except with respect to waste-to-energy facilities with a net power production capacity in excess of 30 MW (where rates are set by the FERC), state public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from QFs. PURPA requires that electric utilities purchase electric energy produced by QFs at negotiated rates or at a price equal to the incremental or “avoided” cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. PURPA does not expressly require public utilities to enter into long-term contracts to purchase the output supplied by QFs. Many state public utility commissions have approved longer-term energy contracts as part of their implementation of PURPA.
      Under PUHCA, any entity owning or controlling 10% or more of the voting securities of a “public utility company” or company which is a “holding company” of a public utility company is subject to registration with the SEC and regulation by the SEC unless exempt from registration. Under PURPA, most projects that satisfy the definition of a “qualifying facility” are exempt from regulation under PUHCA. Under the Energy Policy Act of 1992, projects that are not QFs under PURPA but satisfy the definition of an “exempt wholesale generator” are not deemed to be public utility companies under PUHCA. Finally, projects that satisfy the definition of “foreign utility companies” are exempt from regulation under PUHCA. Covanta believes that all of its operating projects involved in the generation, transmission and/or distribution of electricity, both domestically and internationally, qualify for an exemption from PUHCA and that it is not and will not be required to register with the SEC under PUHCA.
      Congress continues from time to time to consider energy legislation to repeal both PURPA and PUHCA. Repeal of PUHCA would allow both independent power producers and vertically integrated utilities to acquire electric assets throughout the United States that are geographically widespread, eliminating the current requirement that the utility’s electric assets be capable of physical integration. Also, registered holding companies would be free to acquire non-utility businesses, which they may not do now, with certain limited exceptions. With the repeal of PURPA or PUHCA, competition for independent power generators from utilities would likely increase. This is likely to have little or no impact on Covanta’s existing projects, but may mean additional competition from highly capitalized companies seeking to develop projects in the U.S.
      Covanta presently has ownership and operating interests in electric generating projects outside the United States. Most countries have expansive systems for the regulation of the power business. These generally include provisions relating to ownership, licensing, rate setting and financing of generating and transmission facilities.

Insurance Services Business
      Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The agencies established pursuant to these state laws have broad administrative and supervisory powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, establishment of guaranty associations, licensing of agents, approval of policy forms, premium rate filing requirements, reserve requirements, the form and content of required regulatory financial statements, capital and surplus requirements and the maximum concentrations of certain classes of investments. Most states also have enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. Danielson and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in California and Montana, and routinely report to other jurisdictions. The National Association of Insurance Commissioners (the “Association”) has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk based capital requirements. It is not possible to predict the impact of future state and federal regulation on the operations of Danielson or its Insurance Services business.
      Effective January 1, 2001, the Association’s codified statutory accounting principles (“SAP”) had been adopted by all U.S. insurance companies. The purpose of such codification is to provide a comprehensive basis of accounting and reporting to insurance departments. Although codification is expected to be the foundation of a state’s statutory accounting practice, it may be subject to modification by practices prescribed or permitted by a state’s insurance commissioner. Therefore, statutory financial statements will continue to be prepared on the basis of accounting practice prescribed or permitted by the insurance department of the state of domicile.

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

Capital Adequacy and Risk-Based Capital
      A model for determining the risk-based capital (“RBC”) requirements for property and casualty insurance companies was adopted in December 1993. The model generally assesses Danielson’s assets at risk and underwriting operations and determines policyholders’ surplus levels necessary to support such activity. NAICC has calculated its RBC requirement under the most recent RBC model and, as of December 31, 2004, it had capital in excess of any regulatory action level.
      The RBC model sets forth four levels of increasing regulatory intervention: (1) Company Action Level (200% of an insurer’s Authorized Control Level) at which the insurer must submit to the regulator a plan for increasing such insurer’s capital; (2) Regulatory Action Level (150% of an insurer’s Authorized Control Level), at which the insurer must submit a plan for increasing its capital to the regulator and the regulator may issue corrective orders; (3) Authorized Control Level, a multi-step calculation based upon information derived from an insurer’s most recent filed statutory annual statement, at which the regulator may take action to rehabilitate or liquidate the insurer; and (4) Mandatory Control Level (70% of an insurer’s Authorized Control Level), at which the regulator must rehabilitate or liquidate the insurer. At December 31, 2004, the RBC of NAICC improved to 361% compared to 252% in 2003.
      As discussed further in this Report at Part 1, Item 1,” Business — Introduction”, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, it was determined that NAICC’s investment in ACL was fully impaired for statutory accounting purposes. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7.4 million. This charge, when combined with NAICC’s underwriting results and investment losses, reduced its statutory surplus level below the Company Action Level of NAICC’s RBC calculation. In response, Danielson repaid a $4.0 million note due May 2004 to NAICC, and further contributed $4.0 million to NAICC to increase its statutory capital during February 2003. With permission from the California Department of Insurance, these amounts were recorded as admitted assets for statutory accounting purposes at December 31, 2002. After consideration for the $8.0 million noted above, NAICC’s reported capital and surplus as of December 31, 2002 was above the Company Action Level of NAICC’s RBC calculation.
      In December 2003, Danielson contributed $2.0 million to NAICC to increase its statutory capital. No contributions were made by Danielson to its insurance operations in 2004.
RECENT DEVELOPMENTS
Acquisition of American Ref-Fuel Holdings Corp.
      On January 31, 2005, Danielson entered into a stock purchase agreement (the “Purchase Agreement”) with American Ref-Fuel Holdings Corp. (“Ref-Fuel”), an owner and operator of waste-to-energy facilities in the northeast United States, and Ref-Fuel’s stockholders to purchase 100% of the issued and outstanding shares of American Ref-Fuel capital stock. Under the terms of the Purchase Agreement, Danielson will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of December 31, 2004, was approximately $1.2 billion. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      The acquisition is expected to close when all of the closing conditions to the Purchase Agreement have been satisfied or waived. These closing conditions include the receipt of approvals, clearances and the satisfaction of all waiting periods as required under the Hart-Scott-Rodino Antitrust Act of 1976 and as required by certain governmental authorities such as the Federal Energy Regulatory Commission and other applicable regulatory authorities. Other closing conditions of the transaction include the following: Danielson’s completion of debt financing and an equity Ref-Fuel Rights Offering, as further described below; Danielson arranging letters of credit or other financial accommodations in the aggregate amount of $100 million to replace two currently outstanding letters of credit that have been entered into by two respective subsidiaries of Ref-Fuel and issued in favor of a third subsidiary of Ref-Fuel; and other customary closing conditions. While it is anticipated that all of the applicable conditions will be satisfied, there can be no assurance as to whether or when all of those conditions will be satisfied or, where permissible, waived.
      Either Danielson or the selling stockholders of Ref-Fuel may terminate the Purchase Agreement if the acquisition does not occur on or before June 30, 2005. If a required governmental or regulatory approval has not been received by such date, however, then either party may extend the closing to a date that is no later than the later of August 31, 2005 or the date 25 days after which Ref-Fuel has provided to Danielson certain financial statements described in the Purchase Agreement.
      If the Purchase Agreement is terminated because of Danielson’s failure to complete the rights offering and financing as described below, and all other closing conditions are capable of being satisfied, Danielson must pay to the selling stockholders of Ref-Fuel a termination fee of $25 million, of which no less than $10 million shall be paid in cash and of which up to $15 million may be paid in shares of Danielson’s common stock, at its election, calculated based on $8.13 per share. As of the date of the Purchase Agreement, Danielson entered into a registration rights agreement granting registration rights to the selling stockholders of Ref-Fuel with respect to such termination fee stock and Danielson has deposited $10 million in cash in an escrow account pursuant to the terms of an escrow agreement.
Financing the Ref-Fuel Acquisition
      Danielson intends to finance this transaction through a combination of debt and equity financing. The equity component of the financing is expected to consist of an approximately $400 million offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share (the “Ref-Fuel Rights Offering”). In the Ref-Fuel Rights Offering Danielson’s existing stockholders will be issued rights to Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held. Danielson will file a registration statement with the SEC with respect to such rights offering and the statements contained herein shall not constitute an offer to sell or solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws.
      Three of Danielson’s largest stockholders, SZ Investments (together with its affiliate, EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of it shares), TAVF and Laminar, representing ownership of approximately 40% of Danielson’s outstanding common stock, have committed to participate in the Ref-Fuel Rights Offering and acquire their pro rata portion of the shares. As consideration for their commitments, Danielson will pay each of these four stockholders an amount equal to 1.5% to 2.25% of their respective equity commitments, depending on the timing of the transaction. Danielson agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Danielson undertake an underwritten offering within twelve months of the closing of the acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      Danielson also expects to complete its previously announced rights offering for up to 3.0 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta at a purchase price of $1.53 per share (the “9.25% Offering”). Danielson has executed a letter agreement with Laminar pursuant to which Danielson agreed to restructure the 9.25% Offering if that offering has not closed prior to the record date for the Ref-Fuel Rights Offering so that the holders that participate in the 9.25% Offering are offered additional shares of Danielson common stock at the same purchase price as in the Ref-Fuel Rights Offering and in an amount equal to the number of shares of common stock that such holders would have been entitled to purchase in the Ref-Fuel Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the Ref-Fuel Rights Offering.
      Assuming exercise of all rights in the Ref-Fuel Rights Offering and the purchase of three million shares in the 9.25% Offering, the Company estimates that it will have approximately 144 million shares outstanding following the consummation of both rights offerings.
      Danielson has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package for Covanta necessary to finance the acquisition, as well as to refinance the existing recourse debt of Covanta and provide additional liquidity. It is currently expected that this financing shall consist of two tranches, each of which is secured by pledges of the stock of Covanta’s subsidiaries that has not otherwise been pledged, guarantees from certain of Covanta’s subsidiaries and all other available assets of Covanta’s subsidiaries. The first tranche, a first priority senior secured bank facility, shall be made up of a $250 million term loan facility, a $100 million revolving credit facility and a $340 million letter of credit facility. The second tranche, a second priority senior secured term loan facility, shall consist of a $450 million term loan facility.
      Danielson estimates that there will be approximately $45 million in aggregate transaction expenses (including customary underwriting and commitment fees relating to the financing).
      Immediately upon closing of the acquisition, Ref-Fuel will become a wholly-owned subsidiary of Covanta, and Covanta will control the management and operations of the Ref-Fuel facilities. The current project and other debt of Ref-Fuel subsidiaries will be unaffected by the acquisition, except that the revolving credit and letter of credit facility of American Ref-Fuel Company LLC (the direct parent of each Ref-Fuel project company) will be cancelled and replaced with new facilities at the Covanta level. For additional information concerning the combined capital structure of Covanta and Ref-Fuel following the acquisition, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      There can be no assurance that Danielson will be able to complete the Ref-Fuel Rights Offering, obtain the credit facilities or complete the acquisition of Ref-Fuel. See “Risks Related to the Ref-Fuel Acquisition” in Part I.

RISK FACTORS
      The following risk factors could have a material adverse effect on Danielson’s business, financial condition and results of operations.
Danielson-Specific Risks

The market for our common stock has been historically illiquid which may affect your ability to sell your shares.
      The volume of trading in our stock has historically been low. In the last six months, the daily trading volume for our stock has been approximately 270,352 shares. Having a market for shares without substantial liquidity can adversely affect the price of the stock at a time an investor might want to sell his, her or its shares.

Reduced liquidity and price volatility could result in a loss to investors.
      Although our common stock is listed on the AMEX, there can be no assurance as to the liquidity of an investment in our common stock or as to the price an investor may realize upon the sale of our common stock. These prices are determined in the marketplace and may be influenced by many factors, including the liquidity of the market for our common stock, the market price of our common stock, investor perception and general economic and market conditions.

Concentrated stock ownership and charter provision may discourage unsolicited acquisition proposals.
      Assuming the issuance of 3.0 million shares of our common stock in the 9.25% Offering SZ Investments (together with its affiliate EGI Fund (05-07) Investors), TAVF and Laminar separately own or will have the right to acquire approximately 15.5%, 6.0% and 18.4%, respectively, or when aggregated, 39.9% of our outstanding common stock. These stockholders have each separately committed to participate in the Ref-Fuel Rights Offering to finance the Company’s acquisition of Ref-Fuel and acquire their pro rata portion of shares in the Ref-Fuel Rights Offering. Although there are no agreements among SZ Investments, TAVF and Laminar regarding their voting or disposition of shares of our common stock, the level of their combined ownership of shares of common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. In addition, the change in ownership limitations contained in Article Fifth of our charter could have the effect of discouraging or impeding an unsolicited takeover proposal.

Future sales of our common stock may depress our stock price.
      No prediction can be made as to the effect, if any, that future sales of our common stock, or the availability of our common stock for future sales, will have on the market price of our common stock. Sales in the public market of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. In addition, in connection with the Covanta acquisition financing, we have filed a registration statement on Form S-3 to register the resale of 17,711,491 shares of our common stock held by Laminar, TAVF and SZ Investments and in connection with our proposed acquisition of Ref-Fuel we intend to register additional shares to be offered in a pro rata rights offering and have agreed to register the resale of certain shares held or acquired by Laminar, TAVF and SZ Investments in an underwritten public offering. We have also agreed to register any shares issuable to current shareholders of Ref-Fuel in the event the purchase agreement we entered into with Ref-Fuel stockholders is terminated due to our failure to complete the equity and debt financing for such acquisition. The potential effect of these shares being sold may be to depress the price at which our common stock trades.

Our disclosure controls and procedures may not prevent or detect all acts of fraud.
      Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is accumulated and communicated to management recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our companies have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (“Section 404”) and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.
      We have in the past, and in the future may discover, areas of our internal control over financial reporting which may require improvement. For example, during the course of its audit of our 2004 financial statements, our independent auditors, Ernst & Young LLP identified errors, principally related to complex manual “fresh start” accounting calculations, predominantly effecting Covanta’s investments in its international businesses. These errors, the net effect of which was immaterial (less than $2 million, pretax), have been corrected in our 2004 consolidated financial statements. Management determined that errors in complex fresh start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review. As a result, management has concluded that Danielson’s internal control over financial reporting was not effective as of December 31, 2004. The Company has identified and undertaken steps necessary in order to address this material weakness, but the effectiveness of our internal control over financial reporting in the future will depend on our effectiveness in fulfilling these steps to address this material weakness. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect in our stock price.

We cannot be certain that the net operating loss tax carryforwards will continue to be available to offset our tax liability.
      As of December 31, 2004, we had approximately $516 million of NOLs. In order to utilize the NOLs, we must generate taxable income which can offset such carryforwards. The NOLs are also utilized by income from certain grantor trusts that were established as part of the Mission Insurance reorganization. The NOLs will expire if not used. The availability of NOLs to offset taxable income would be substantially reduced if we were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during a three year “testing period” by “5% stockholders”.

      In order to help us preserve the NOLs, our certificate of incorporation contains stock transfer restrictions designed to reduce the risk of an ownership change for purposes of Section 382 of the Internal Revenue Code. The transfer restrictions were implemented in 1990, and we expect that the restrictions will remain in force as long as the NOLs are available. We cannot assure you, however, that these restrictions will prevent an ownership change.
      The NOLs will expire in various amounts, if not used, between 2005 and 2023. The Internal Revenue Service has not audited any of our tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS was successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset our future consolidated income and we may not be able to satisfy our obligations to Covanta under a tax sharing agreement described below, or to pay taxes that may be due from our consolidated tax group.
      Reductions in our NOLs could occur in connection with the emergence from bankruptcy of the Mission Insurance entities. While we will attempt to manage the tax consequences of that transaction, taxable income could result which could materially reduce our NOLs. For a more detailed discussion of the Mission Insurance entities, please see Note 25 to Notes to Consolidated Financial Statements.
      In addition, if our existing Insurance Services business were to require capital infusions from us in order to meet certain regulatory capital requirements, and were we to fail to provide such capital, some or all of our subsidiaries comprising our Insurance Services business could enter insurance insolvency proceedings. In such event, such subsidiaries would no longer be included in our consolidated tax return, and a portion, which could constitute a significant portion, of our remaining NOLs would no longer be available to us.
Covanta-Specific Risks

Covanta emerged from bankruptcy with a large amount of domestic debt, and we cannot assure you that its cash flow from domestic operations will be sufficient to pay this debt.
      As of December 31, 2004, Covanta’s outstanding domestic corporate debt was $236 million. Covanta’s ability to service its domestic debt will depend upon:

•	its ability to continue to operate and maintain its facilities consistent with historical performance levels;

•	its ability to maintain compliance with its debt covenants;

•	its ability to avoid increases in overhead and operating expenses in view of the largely fixed nature of its revenues;

•	its ability to maintain or enhance revenue from renewals or replacement of existing contracts, which begin to expire in October 2007 and from new contracts to expand existing facilities or operate additional facilities;

•	market conditions affecting waste disposal and energy pricing, as well as competition from other companies for contract renewals, expansions, and additional contracts, particularly after its existing contracts expire.

•	the continued availability to Covanta of the benefit of Danielson’s net operating losses under the Tax Sharing Agreement; and

•	its ability to refinance its domestic corporate debt, whether in conjunction with the Ref-Fuel acquisition or otherwise.
      Covanta is currently in compliance with all of its domestic debt covenants. For a more detailed discussion of Covanta’s domestic debt covenants please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The amount of unsecured claims for which Covanta is liable has not been determined and could exceed our estimates.
      In connection with Covanta’s emergence from bankruptcy, Covanta authorized the issuance of $50 million of unsecured notes under an indenture. Although Covanta estimates that it will issue such notes in an amount less than $30 million, the ultimate amount of unsecured notes will not be determined until remaining claims are resolved through settlement or litigation in Bankruptcy Court. We cannot assure you that the final amount of such notes issued will be less than Covanta’s estimate, or that the ultimate resolution of such claims will result in liabilities of less than $50 million.

Covanta may not be able to refinance its domestic debt agreements prior to maturity.
      Covanta issued high yield notes, which mature in 2011. Prior to maturity, Covanta is obligated to pay only interest, and no principal, with respect to these notes. Covanta’s cash flow may be insufficient to pay the principal at maturity, which will be $230 million at such time. Consequently, Covanta may be obligated to refinance these notes prior to maturity. Covanta may refinance the notes during the first two years after issuance without paying a premium, and thereafter may refinance these notes but must pay a premium to do so.
      Several of Covanta’s contracts require it to provide certain letters of credit to contract counterparties. The aggregate stated amount of these letters declines materially each year, particularly prior to 2010. Covanta’s financing arrangements under which these letters of credit are issued expire in 2009, and so it must refinance these arrangements in order to allow Covanta to continue to provide the letters of credit beyond the current expiration date.
      Although the Company has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package for Covanta necessary to finance the proposed acquisition of Ref-Fuel, as well as to refinance the existing recourse debt of Covanta, such refinancing is contingent upon consummation of the Ref-Fuel acquisition.
      We cannot assure you that Covanta will be able to obtain refinancing on acceptable terms, or at all, either in conjunction with the Ref-Fuel acquisition or otherwise.

Covanta’s ability to grow its business is limited.
      Covanta’s ability to grow its domestic business by investing in new projects will be limited by debt covenants in its principal financing agreements, unless such financing agreements are refinanced, and from potentially fewer market opportunities for new waste-to-energy facilities. Covanta’s business is based upon building and operating municipal solid waste processing and energy generating projects, which are capital intensive businesses that require financing through direct investment and the incurrence of debt. When we acquired Covanta and it emerged from bankruptcy proceedings in March 2004, Covanta entered into financing arrangements with restrictive covenants typical of financings for companies emerging from bankruptcy. These covenants essentially prohibit investments in new projects or acquisitions of new businesses and place restrictions on Covanta’s ability to expand existing projects. The covenants prohibit borrowings to finance new construction, except in limited circumstances related to specifically identified expansions of existing facilities. The covenants also limit spending for new business development and require that excess cash flow be trapped to collateralize outstanding letters of credit.
      Although the Company will be negotiating debt covenants for the refinancing of Covanta’s debt in connection with the Ref-Fuel acquisition, such financing is contingent upon consummation of the Ref-Fuel acquisition. We cannot assure you that, when it seeks to refinance its domestic debt agreements, Covanta will be able to negotiate covenants that will provide it with more flexibility to grow its business.

Covanta’s liquidity is limited by the amount of domestic debt issued when it emerged from bankruptcy.
      Covanta believes that its cash flow from domestic operations will be sufficient to pay for its domestic cash needs, including debt service on its domestic corporate debt, and that its revolving credit facility will provide a secondary source of liquidity. For the period March 11 through December 31, 2004, Covanta’s cash flow from operating activities for domestic operations was $85.3 million. We cannot assure you, however, that Covanta’s cash flow from domestic operations will not be adversely affected by adverse economic conditions or circumstances specific to one or more projects or that if such conditions or circumstances do occur, its revolving credit facility will provide Covanta with access to sufficient cash for such purposes.

Operation of Covanta’s facilities and the construction of new or expanded facilities involve significant risks.
      The operation of Covanta’s facilities and the construction of new or expanded facilities involve many risks, including:

•	the inaccuracy of Covanta’s assumptions with respect to the timing and amount of anticipated revenues;

•	supply interruptions;

•	permitting and other regulatory issues, license revocation and changes in legal requirements;

•	labor disputes and work stoppages;

•	unforeseen engineering and environmental problems;

•	unanticipated cost overruns;

•	weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism; and

•	performance below expected levels of output or efficiency.
      We cannot predict the impact of these risks on Covanta’s business or operations.

Expansion of Covanta’s existing plants or construction of new plants may require Covanta to use additional new technology which may increase construction costs.
      Expansions of existing plants and construction of new plants may require that Covanta incorporate recently developed and technologically complex equipment, especially in the case of newer environmental emission control technology. Inclusion of such new technology may materially increase the cost of construction.

Covanta’s insurance and contractual protections may not always cover lost revenues, increased expenses or liquidated damages payments.
      Although Covanta maintains insurance, obtains warranties from vendors, obligates contractors to meet certain performance levels and attempts, where feasible, to pass risks Covanta cannot control to the service recipient or output purchaser, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenues, increased expenses or liquidated damages payments.

Performance reductions could materially and adversely affect Covanta.
      Any of the risks described in this Annual Report on Form 10-K or unforeseen problems could cause Covanta’s projects to operate below expected levels, which in turn could result in lost revenues, increased expenses, higher maintenance costs and penalties for defaults under Covanta’s service agreements and operating contracts. As a result, a project may operate at less than expected levels of profit or at a loss.
      Most of Covanta’s Service Agreements for waste-to-energy facilities provide for limitations on damages and cross-indemnities among the parties for damages that such parties may incur in connection with their performance under the contract. Such contractual provisions excuse Covanta from performance obligations to the extent affected by uncontrollable circumstances and provide for service fee adjustments if uncontrollable circumstances increase its costs. We cannot assure you that these provisions will prevent Covanta from incurring losses upon the occurrence of uncontrollable circumstances or that if Covanta were to incur such losses it would continue to be able to service its debt.
      Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to its municipal clients and other parties that Covanta’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. The obligations guaranteed will depend upon the contract involved. Many of Covanta’s subsidiaries have contracts to operate and maintain waste-to-energy facilities. In these contracts the subsidiary typically commits to operate and maintain the facility in compliance with legal requirements; to accept minimum amounts of solid waste; to generate a minimum amount of electricity per ton of waste; and to pay damages to contract counterparties under specified circumstances, including those where the operating subsidiary’s contract has been terminated for default. In its operating history, Covanta has not incurred liability to pay material amounts under these guarantees, and has incurred no liability to repay project debt. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. Additionally, damages payable under such guarantees on Company-owned waste-to-energy facilities could expose Covanta to recourse liability on project debt. Covanta may not have sufficient sources of cash to pay such damages or other obligations. Although it has not incurred material liability under energy, water and waste-to-energy guarantees previously and has incurred no liability to repay project debt, we cannot assure you that Covanta will be able to continue to avoid incurring material payment obligations under such guarantees or that if it did incur such obligations that it would have the cash resources to pay them.
      With respect to the international projects, CPIH, Covanta and certain of Covanta’s domestic subsidiaries have issued guarantees of CPIH’s operating obligations. The potential damages that may be owed under these guarantees may be material. Covanta is generally entitled to be reimbursed by CPIH for any payments it may make under guarantees related to international projects.

Covanta generates its revenue primarily under long-term contracts, and must avoid defaults under its contracts in order to service its debt and avoid material liability to contract counterparties.
      Covanta must satisfy its performance and other obligations under its contracts to operate waste-to-energy facilities. These contracts typically require Covanta to meet certain performance criteria relating to amounts of waste processed, energy generation rates per ton of waste processed, residue quantity, and environmental standards. Covanta’s failure to satisfy these criteria may subject it to termination of its Operating Contracts. If such a termination were to occur, Covanta would lose the cash flow related to the project, and incur material termination damage liability. In circumstances where the contract of one or more subsidiaries has been terminated due to Covanta’s default, Covanta may not have sufficient sources of cash to pay such damages.
      None of Covanta’s operating contracts for its waste-to-energy facilities previously have been terminated for Covanta’s default. We cannot assure you, however, that Covanta will be able to continue to be able to perform its obligations under such contracts in order to avoid such contract terminations, or damages related to any such contract termination, or that if it could not avoid such terminations that it would have the cash resources to pay amounts that may then become due.

Covanta may face increased risk of market influences on its domestic revenues after its contracts expire.
      Covanta’s contracts to operate waste-to-energy projects begin to expire in 2007, and its contracts to sell energy output generally expire when the project’s operating contract expires. One of Covanta’s contracts will expire in 2007. During the nine month period January 1 to December 31, 2004, this contract contributed $12.5 million in revenues. Expiration of these contracts will subject Covanta to greater market risk in maintaining and enhancing its revenues. As its operating contracts at municipally-owned projects approach expiration, Covanta will seek to enter into renewal or replacement contracts to continue operating such projects. Covanta will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. The expiration of Covanta’s existing energy sales contracts, if not renewed, will require Covanta to sell project energy output either into the electricity grid or pursuant to new contracts.
      At some of Covanta’s facilities, market conditions may allow Covanta to effect extensions of existing operating contracts along with facility expansions which would increase the waste processing capacity of these projects. Such extensions and expansions are currently being considered at a limited number of Covanta’s facilities in conjunction with its municipal clients. If Covanta were unable to reach agreement with its municipal clients on the terms under which it would implement such extensions and expansions, or if the implementation of these extensions and expansions is materially delayed, this may adversely affect Covanta’s cash flow and profitability.
      Covanta’s cash flow and profitability may be adversely affected if it is unable to obtain contracts acceptable to it for such renewals, replacements or additional contracts, or extension and expansion contracts. We cannot assure you that Covanta will be able to enter into such contracts or that the terms available in the market at the time will be favorable to Covanta.

Concentration of suppliers and customers may expose Covanta to heightened financial exposure.
      Covanta often relies on single suppliers and single customers at Covanta’s facilities, exposing such facilities to financial risks if any supplier or customer should fail to perform its obligations.
      Covanta often relies on a single supplier to provide waste, fuel, water and other services required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output or capacity. In most cases, Covanta has long-term agreements with such suppliers and customers in order to mitigate the risk of supply interruption. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations under their long-term agreements. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its contractual obligations and Covanta is unable to find other customers or suppliers to produce the same level of profitability. We cannot assure you that such performance failures by third parties will not occur, or that if they do occur, such failures will not adversely affect Covanta’s cash flow or profitability.
      In addition, for its waste-to-energy facilities, Covanta relies on its municipal clients as a source not only of waste for fuel but also of revenue from fees for disposal services Covanta provides. Because Covanta’s contracts with its municipal clients are generally long term (none expires prior to 2007), Covanta may be adversely affected if the credit quality of one or more of its municipal clients were to decline materially. We cannot assure you that such credit quality will not decline, or that if one or more of Covanta’s municipal clients’ credit quality does decline, that it would not adversely affect Covanta’s domestic cash flow or profitability.

Covanta’s international businesses emerged from bankruptcy with a large amount of debt, and we cannot assure you that its cash flow from international operations will be sufficient to pay this debt.
      Covanta’s subsidiary holding the equity interests in its international businesses, CPIH, is also highly leveraged, and its debt will be serviced solely from the cash generated from the international operations. Cash distributions from international projects are typically less dependable as to timing and amount than distributions from domestic projects, and we cannot assure you that CPIH will have sufficient cash flow from operations or other sources to pay the principal or interest due on its debt. As of December 31, 2004, Covanta’s outstanding international debt was $180 million, consisting of $77 million of CPIH recourse debt and $103 million of project debt.

      CPIH’s ability to service its debt will depend upon:

•	its ability to continue to operate and maintain its facilities consistent with historical performance levels;

•	stable foreign political environments that do not resort to expropriation, contract renegotiations or currency or exchange changes;

•	the financial ability of the electric and steam purchasers to pay the full contractual tariffs on a timely basis;

•	the ability of its international project subsidiaries to maintain compliance with their respective project debt covenants in order to make equity distributions to CPIH; and

•	its ability to sell existing projects in an amount sufficient to repay CPIH indebtedness at or prior to its maturity in March 2007, or to refinance its indebtedness at or prior to such maturity.

CPIH’s debt is due in March 2007, and it will need to refinance its debt or obtain cash from other sources to repay this debt at maturity.
      Covanta believes that cash from CPIH’s operations, together with liquidity available under CPIH’s revolving credit facility, will provide CPIH with sufficient liquidity to meet its needs for cash, including cash to pay debt service on CPIH’s debt prior to maturity in March 2007. Covanta believes that CPIH will not have sufficient cash from its operations and its revolving credit facility to pay off its debt at maturity, and so if it is unable to generate sufficient additional cash from asset sales or other sources, CPIH will need to refinance its debt at or prior to maturity. While CPIH’s debt is non-recourse to Covanta, it is secured by a pledge of Covanta’s stock in CPIH and CPIH’s equity interests in certain of its subsidiaries. While we have financing commitments to refinance Covanta’s debt, and to repay CPIH’s debt entirely, in connection with the acquisition of Ref-Fuel, such financing is contingent upon consummation of the Ref-Fuel acquisition. We cannot assure you that such additional cash will be available to CPIH, or that it will be able to refinance its debt on acceptable terms, or at all.

CPIH’s assets and cash flow will not be available to Covanta.
      Although CPIH’s results of operations are consolidated with Danielson’s and Covanta’s for financial reporting purposes, as long as the existing CPIH term loan and revolver remain outstanding, CPIH is restricted under its existing credit agreements from distributing cash to Covanta. Under these agreements, CPIH’s cash may only be used for CPIH’s purposes and to service CPIH’s debt. Accordingly, although reported on Danielson’s and Covanta’s consolidated financial statements, Covanta does not have access to CPIH’s revenues or cash flows and will have access only to Covanta’s domestically generated cash flows.

A sale or transfer of CPIH or its assets may not be sufficient to repay CPIH indebtedness.
      Although CPIH’s results of operations are consolidated with Danielson’s and Covanta’s for financial reporting purposes, due to CPIH’s indebtedness and the terms of Covanta’s credit agreements, CPIH’s cash flow is available only to repay CPIH’s debt. Similarly, in the event that CPIH determines that it is desirable to sell or transfer all or any portion of its assets or business, the proceeds would first be applied to reduce CPIH’s debt. We cannot assure you that the proceeds of any such sale would be sufficient to repay all of CPIH’s debt, consisting of principal and accrued interest or, if sufficient to repay CPIH’s debt, that such proceeds would offset the loss of CPIH’s revenues and earnings as reported by Danielson and Covanta in their respective consolidated financial statements.
      Although Danielson has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package for Covanta necessary to finance the acquisition of Ref-Fuel, as well as to refinance the existing recourse debt of Covanta and repay all of CPIH’s recourse debt, such financing is contingent upon consummation of the Ref-Fuel acquisition. We cannot assure you that this financing will close. In the absence of a successful closing of the Ref-Fuel acquisition and its related financing, we cannot assure you that CPIH will be able to obtain refinancing on acceptable terms, or at all.

Exposure to international economic and political factors may materially and adversely affect Covanta’s business.
      CPIH’s operations are entirely outside the United States and expose it to legal, tax, currency, inflation, convertibility and repatriation risks, as well as potential constraints on the development and operation of potential business, any of which can limit the benefits to CPIH of a foreign project.
      CPIH’s projected cash distributions from existing facilities over the next five years comes from facilities located in countries having sovereign ratings below investment grade, including Bangladesh, the Philippines and India. In addition, Covanta continues to provide operating guarantees and letters of credit for certain of CPIH’s projects, which if drawn upon would require CPIH to reimburse Covanta for any related payments it may be required to make. The financing, development and operation of projects outside the United States can entail significant political and financial risks, which vary by country, including:

•	changes in law or regulations;

•	changes in electricity tariffs;

•	changes in foreign tax laws and regulations;

•	changes in United States, federal, state and local laws, including tax laws, related to foreign operations;

•	compliance with United States, federal, state and local foreign corrupt practices laws;

•	changes in government policies or personnel;

•	changes in general economic conditions affecting each country, including conditions in financial markets;

•	changes in labor relations in operations outside the United States;

•	political, economic or military instability and civil unrest; and

•	expropriation and confiscation of assets and facilities.
      The legal and financial environment in foreign countries in which CPIH currently owns assets or projects also could make it more difficult for it to enforce its rights under agreements relating to such projects.
      The occurrence of any of these risks could substantially delay the receipt of cash distributions from international projects or reduce the value of the project concerned. In addition, the existence of the operating guarantees and letters of credit provided by Covanta for CPIH projects could expose it to any or all of the risks identified above with respect to the CPIH projects, particularly if CPIH’s cash flow or other sources of liquidity are insufficient to reimburse Covanta for amounts due under such instruments. As a result, these risks may have a material adverse effect on Covanta’s business, consolidated financial condition and results of operations and on CPIH’s ability to service its debt.

Exposure to foreign currency fluctuations may affect Covanta’s costs of operations.
      CPIH sought to participate in projects in jurisdictions where limitations on the convertibility and expatriation of currency have been lifted by the host country and where such local currency is freely exchangeable on the international markets. In most cases, components of project costs incurred or funded in the currency of the United States are recovered with limited exposure to currency fluctuations through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation. As a result, there is a risk in such situations that such power purchaser or service recipient will, at least in the near term, be less able or willing to pay for the project’s power or service.

Exposure to fuel supply prices may affect CPIH’s costs and results of operations.
      Changes in the market prices and availability of fuel supplies to generate electricity may increase CPIH’s cost of producing power, which could adversely impact our profitability and financial performance.
      The market prices and availability of fuel supplies of some of CPIH’s facilities fluctuate. Although CPIH believes that it has adequate and reliable fuel supplies and that its suppliers have adequate production and transportation systems to comply with their contractual requirements to supply CPIH’s facilities, any price increase, delivery disruption or reduction in the availability of such supplies could affect CPIH’s ability to operate CPIH’s facilities and impair its cash flow and profitability. CPIH may be subject to further exposure if any of its future operations are concentrated in facilities using fuel types subject to fluctuating market prices and availability. Covanta may not be successful in its efforts to mitigate its exposure to supply and price swings.

Covanta’s inability to obtain resources for operations may adversely affect its ability to effectively compete.
      Covanta’s waste-to-energy facilities depend on solid waste both for fuel and as a source of revenue. For most of Covanta’s facilities, the prices it charges for disposal of solid waste are fixed under long-term contracts and the supply is guaranteed by sponsoring municipalities. However, for some of Covanta’s waste-to-energy facilities, the availability of solid waste to Covanta, as well as the tipping fee that Covanta must charge to attract solid waste to its facilities, depends upon competition from a number of sources such as other waste-to-energy facilities, landfills and transfer stations competing for waste in the market area. In addition, Covanta may need to obtain waste on a short-term competitive basis as its long-term contracts expire at its owned facilities. There has been and may be further consolidation in the solid waste industry which would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market disposal rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to Covanta for disposal at some of Covanta’s waste-to-energy facilities and market pricing.

Compliance with environmental laws could adversely affect Covanta’s results of operations.
      Costs of compliance with existing and future environmental regulations by federal, state and local authorities could adversely affect Covanta’s cash flow and profitability. Covanta’s business is subject to extensive environmental regulation by federal, state and local authorities, primarily relating to air, waste (including residual ash from combustion) and water. Covanta is required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating Covanta’s facilities. Covanta may incur significant additional costs to comply with these requirements. Environmental regulations may also limit Covanta’s ability to operate Covanta’s facilities at maximum capacity, or at all. If Covanta fails to comply with these requirements, Covanta could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to Covanta or its facilities, and future changes in environmental laws and regulations could occur. This may materially increase the amount Covanta must invest to bring its facilities into compliance. In addition, lawsuits by the Environmental Protection Agency, commonly referred to as the EPA, and various states highlight the environmental risks faced by generating facilities. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect Covanta’s cash flow and profitability.
      Covanta may not be able to obtain or maintain, from time to time, all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if Covanta fails to obtain and comply with them, the operation of Covanta’s facilities could be jeopardized or become subject to additional costs.

Federal energy regulation could adversely affect Covanta’s revenues and costs of operations.
      Covanta’s business is subject to extensive energy regulations by federal and state authorities. The economics, including the costs, of operating Covanta’s generating facilities may be adversely affected by any changes in these regulations or in their interpretation or implementation or any future inability to comply with existing or future regulations or requirements.
      The Public Utility Holding Company Act of 1935 and the Federal Power Act, regulate public utility holding companies and their subsidiaries and place constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under the Public Utility Regulatory Policies Act of 1978, Covanta’s domestic facilities are qualifying facilities (facilities meeting statutory size, fuel and ownership requirements), which are exempt from regulations under PUHCA, most provisions of the FPA and state rate regulation. Covanta’s foreign projects are exempt from regulation under PUHCA.
      If Covanta becomes subject to either the FPA or PUHCA, the economics and operations of Covanta’s energy projects could be adversely affected, including rate regulation by the Federal Energy Regulation Commission, with respect to its output of electricity. If an alternative exemption from PUHCA was not available, Covanta could be subject to regulation by the SEC as a public utility holding company. In addition, depending on the terms of the project’s power purchase agreement, a loss of Covanta’s exemptions could allow the power purchaser to cease taking and paying for electricity or to seek refunds of past amounts paid. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, Covanta cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.

Failure to obtain regulatory approvals could adversely affect Covanta’s operations.
      Covanta is continually in the process of obtaining or renewing federal, state and local approvals required to operate Covanta’s facilities. While Covanta currently has all necessary operating approvals, Covanta may not always be able to obtain all required regulatory approvals, and Covanta may not be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if Covanta fails to obtain and comply with any required regulatory approvals, the operation of Covanta’s facilities or the sale of electricity to third parties could be prevented, made subject to additional regulation or subject Covanta to additional costs.

The energy industry is becoming increasingly competitive, and Covanta might not successfully respond to these changes.
      Covanta may not be able to respond in a timely or effective manner to the changes resulting in increased competition in the energy industry in both domestic and international markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent U.S. competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of Covanta’s business may come under increasing pressure. Regulatory initiatives in foreign countries where Covanta has or will have operations involve the same types of risks.

Changes in laws and regulations affecting the solid waste and the energy industries could adversely affect Covanta’s business.
      Covanta’s business is highly regulated. Covanta cannot predict whether the federal or state governments or foreign governments will adopt legislation or regulations relating to the solid waste or energy industries. These laws and regulations can result in increased capital, operating and other costs to Covanta, particularly with regard to enforcement efforts. The introduction of new laws or other future regulatory developments that increase the costs of operation or capital to Covanta may have a material adverse effect on Covanta’s business, financial condition or results of operations.
Insurance Services — Specific Risks

Insurance regulations may affect NAICC’s operations.
      The insurance industry is highly regulated. NAICC is subject to regulation by state and federal regulators, and a significant portion of NAICC’s operations are subject to regulation by the state of California. Changes in existing insurance regulations or adoption of new regulations or laws which could affect NAICC’s results of operations and financial condition may include, without limitation, proposed changes to California regulations regarding a broker’s fiduciary duty to select the best carrier for an insured, extension of California’s Low Cost Automobile Program beyond Los Angeles and San Francisco counties and changes to California’s workers’ compensation laws. We cannot predict the impact of changes in existing insurance regulations or adoption of new regulations or laws on NAICC’s results of operations and financial condition.

The insurance products sold by NAICC are subject to intense competition.
      The insurance products sold by NAICC are subject to intense competition from many competitors, many of whom have substantially greater resources than NAICC. The California non-standard personal automobile marketplace consists of over 100 carriers.
      In order to decrease rates, insurers in California must obtain the prior permission for rate reductions from the California Department of Insurance. In lieu of requesting rate decreases, competitors may soften underwriting standards as an alternative means of attracting new business. Such tactics, should they occur, would introduce new levels of risk for NAICC and could limit NAICC’s ability to write new policies or renew existing profitable policies. We cannot assure you that NAICC will be able to successfully compete in these markets and generate sufficient premium volume at attractive prices to be profitable. This risk is enhanced by the reduction in lines of business NAICC writes as a result of its decision to reduce underwriting operations.

If NAICC’s loss experience exceeds its estimates, additional capital may be required.
      Unpaid losses and LAE are based on estimates of reported losses, historical company experience of losses reported for reinsurance assumed, and historical company experience for unreported claims. Such liability is, by necessity, based on estimates that may change in the near term. NAICC cannot assure you that the ultimate liabilities will not exceed, or even materially exceed, the amounts estimated. If the ultimate liability materially exceeds estimates, then additional capital may be required to be contributed to some of our insurance subsidiaries. NAICC and the other insurance subsidiaries received additional capital contributions from Danielson in 2003 and 2002 and NAICC cannot provide any assurance that it and its subsidiaries will be able to obtain such additional capital on commercially reasonable terms or at all.
      In addition, due to the fact that NAICC and its other insurance subsidiaries are in the process of running off several significant lines of business, the risk of adverse development and the subsequent requirement to obtain additional capital is heightened.

Failure to satisfy capital adequacy and risk-based capital requirements would require NAICC to obtain additional capital.
      NAICC is subject to regulatory risk-based capital requirements. Depending on its risk-based capital, NAICC could be subject to four levels of increasing regulatory intervention ranging from company action to mandatory control. NAICC’s capital and surplus is also one factor used to determine its ability to distribute or loan funds to us. If NAICC has insufficient capital and surplus, as determined under the risk-based capital test, it will need to obtain additional capital to establish additional reserves. NAICC cannot provide any assurance that it will be able to obtain such additional capital on commercially reasonable terms or at all.

Risks Related to the Ref-Fuel Acquisition

We may be unable to integrate the operations of Ref-Fuel and Danielson successfully and may not realize the full anticipated benefits of the acquisition
      Achieving the anticipated benefits of the transaction will depend in part upon our ability to integrate the two companies’ businesses in an efficient and effective manner. Our attempt to integrate two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating organizations in additional locations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company. The process of integrating operations after the transaction could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. Employee uncertainty and lack of focus during the integration process may also disrupt the businesses of the combined company. Any inability of management to integrate the operations of Ref-Fuel and Danielson successfully could have a material adverse effect on the business and financial condition of Danielson.

We will incur significant transaction and combination-related costs in connection with the transaction
      If the proposed transaction with Ref-Fuel closes, we expect that Danielson will be obligated to pay transaction fees and other expenses related to the transaction of approximately $45 million, including financial advisors’ fees, legal and accounting fees, and fees and expenses to refinance the existing Covanta recourse debt. Furthermore, we expect to incur significant costs, which we currently estimate to be approximately $20 million, associated with combining the operations of the two companies. However, we cannot predict the specific size of those charges before we begin the integration process. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, we cannot give any assurance that this net benefit will be achieved as planned in the near future, or at all.

Failure to close the Ref-Fuel acquisition may adversely affect the Danielson’s financial situation
      If Danielson is unable to consummate its planned acquisition of Ref-Fuel, Danielson will have incurred substantial transaction fees and other expenses in connection with its pursuit of the transaction, without achieving the benefits of the acquisition. If Danielson’s failure to close the Ref-Fuel acquisition is due to Danielson’s failure to complete the Ref-Fuel Rights Offering and the related financing for the transaction, and all other closing conditions are capable of being satisfied, then Danielson must pay the selling stockholders of Ref-Fuel a termination fee of $25 million, no less than $10 million of which must be paid in cash. In addition, if we fail to close the transaction, the refinancing of Covanta’s existing recourse debt which is contemplated in connection with the acquisition will not occur. Covanta’s and CPIH’s need to either satisfy their debts upon maturity or refinance them will continue and there can be no assurance that Covanta or CPIH will be able to refinance their respective debts on acceptable terms, or at all, or obtain sufficient cash to satisfy their debts at maturity.

Fees payable in Danielson’s stock if Ref-Fuel fails to close may have a dilutive effect on your interest
      If Danielson fails to close the Ref-Fuel acquisition due to Danielson’s failure to complete the Ref-Fuel Rights Offering and the related financing for the transaction, and all other closing conditions are capable of being satisfied, then Danielson must pay the selling stockholders of Ref-Fuel a termination fee of $25 million. No less than $10 million of this termination fee must be paid in cash and up to $15 million the fee may be paid in stock at Danielson’s election, at price of $8.13 per share. In addition, in connection with their commitments to participate in the Ref Fuel Rights Offering and acquire their respective pro rata portions of the shares in the Ref-Fuel Rights Offering, Danielson has agreed to pay each of SZ Investments, TAVF and Laminar an amount equal to 1.5% to 2.25% of their respective equity commitments depending upon the timing of the transaction. If the Ref-Fuel Rights Offering is terminated or is not commenced before August 15, 2005,

Danielson may elect to pay this amount to SZ Investments, TAVF and Laminar in the form of stock at a price based upon the 10-day average closing price of Danielson’s stock following termination of the Ref-Fuel Rights Offering or August 16, 2005 if the Ref-Fuel Rights Offering has not commenced. Payment of these fees in Danielson’s common stock will have a dilutive effect on your relative ownership interest in our stock.

Ref-Fuel’s business model includes greater risk in the waste disposal market than does Covanta’s
      While Covanta and Ref-Fuel both sell energy pursuant to long term contracts, Covanta typically sells a greater proportion of its aggregate waste processing capacity under long-term contracts than does Ref-Fuel. Consequently, more of Ref-Fuel’s revenue from its waste-to-energy facilities is subject to market risk from fluctuations in waste market prices than Covanta’s, and short-term fluctuations in the waste markets may have a greater impact on the combined company’s waste-to-energy revenues than on those of Covanta alone.
EMPLOYEES
      As of December 31, 2004, Danielson employed 1,837 full-time employees worldwide, of which a majority is employed in the United States
      Of Danielson’s employees in the United States, approximately 16% are unionized. Currently, Covanta is party to seven collective bargaining agreements: one of these agreements is scheduled to expire in 2005, two in 2006, and one in 2008. With respect to the remaining three agreements which have recently expired, the Company is in negotiations with the applicable collective bargaining representatives and Covanta currently expects to reach an agreement with such representative to extend such agreement on its current or similar terms.
      Danielson considers relations with its employees to be good and does not anticipate any significant labor disputes in 2005.
AVAILABILITY OF INFORMATION
      Danielson’s Internet site (www.danielsonholding.com) makes available free of charge to interested parties Danielson’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments and exhibits to those reports, all reports filed on Forms 3, 4 and 5 with respect to Danielson’s common stock, as well as all other reports and schedules Danielson files electronically with the SEC, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the SEC at the SEC’s Internet site at www.sec.gov.

Item 2. PROPERTIES
      During 2004, Danielson moved its executive offices from Chicago, Illinois to Fairfield, New Jersey. Danielson’s executive offices are now located at 40 Lane Road, Fairfield, New Jersey, in an office building located on a 5.4 acre site owned by a subsidiary. In 2004, Danielson closed its office in Fairfax, Virginia, and relocated an office in Redding, California to Anderson, California. Additionally, Covanta sold its interests in two landfill gas projects situated on leased sites in Sun Valley and Los Angeles, California.

      The following table summarizes certain information relating to the locations of the properties owned or leased by Danielson or its subsidiaries:

		Approximate
		Site Size		Nature of
	Location	(in Acres)(1)	Site Use	Interest(2)

	PARENT
1.	Fairfield, New Jersey	5.4	Office space	Own
	INSURANCE SERVICES
2.	Long Beach, California(3)	14,632 sq. ft.	Office space	Lease
	ENERGY SERVICES
3.	Anderson, California	2,000 sq. ft	Office space	Lease
4.	City of Industry, California	953 sq. ft.	Office space	Lease
5.	Marion County, Oregon	15.2	Waste-to-energy facility	Own
6.	Alexandria/ Arlington, Virginia	3.3	Waste-to-energy facility	Lease
7.	Bristol, Connecticut	18.2	Waste-to-energy facility	Own
8.	Indianapolis, Indiana	23.5	Waste-to-energy facility	Lease
9.	Stanislaus County, California	16.5	Waste-to-energy facility	Lease
10.	Babylon, New York	9.5	Waste-to-energy facility	Lease
11.	Haverhill, Massachusetts	12.7	Waste-to-energy facility	Lease
12.	Haverhill, Massachusetts	16.8	Landfill Expansion	Lease
13.	Haverhill, Massachusetts	20.2	Landfill	Lease
14.	Lawrence, Massachusetts	11.8	RDF power plant(closed)	Own
15.	Lake County, Florida	15.0	Waste-to-energy facility	Own
16.	Wallingford, Connecticut	10.3	Waste-to-energy facility	Lease
17.	Fairfax County, Virginia	22.9	Waste-to-energy facility	Lease
18.	Union County, New Jersey	20.0	Waste-to-energy facility	Lease
19.	Huntington, New York	13.0	Waste-to-energy facility	Lease
20.	Warren County, New Jersey	19.8	Waste-to-energy facility	Lease
21.	Hennepin County, Minnesota	14.6	Waste-to-energy facility	Lease
22.	Onondaga County, New York	12.0	Waste-to-energy facility	Lease
23.	Bataan, the Philippines	30,049 sq. m.	Diesel power plant	Lease
24.	Zhejiang Province,	33,303 sq. m.	Coal-fired	Land Use Right
	People’s Republic of China		Coal-fired cogeneration facility	reverts to China
				Joint Venture Partner upon termination of Joint Venture Agreement
25.	Shandong Province,	33,303 sq. m.	Coal-fired	Land Use Right
	People’s Republic of China		cogeneration facility	reverts to China Joint Venture Partner upon termination of Joint Venture Agreement
26.	Jiangsu Province,	65,043 sq. m.	Coal-fired co-generation facility
	People’s Republic of China			Land Use Right reverts to China Joint Venture Partner upon termination of Joint Venture Agreement

Approximate
		Site Size		Nature of
	Location	(in Acres)(1)	Site Use	Interest(2)

27.	Rockville, Maryland	N/A	Landfill gas project	Lease
28.	San Diego, California	N/A	Landfill gas project	Lease
29.	Oxnard, California	N/A	Landfill gas project	Lease
30.	Salinas, California	N/A	Landfill gas project	Lease
31.	Santa Clara, California	N/A	Landfill gas project	Lease
32.	Stockton, California	N/A	Landfill gas project	Lease
33.	Burney, California	40.0	Wood waste project	Lease
34.	Jamestown, California	26.0	Wood waste project	Own (50%)
35.	Westwood, California	60.0	Wood waste project	Own
36.	Oroville, California	43.0	Wood waste project	Own
37.	Whatcom County, Washington	N/A	Hydroelectric project	Own (50%)
38.	Weeks Falls, Washington	N/A	Hydroelectric project	Lease
39.	Cavite, the Philippines	13,122 sq. m.	Heavy fuel oil project	Lease
40.	Cavite, the Philippines	10,200 sq. m.	Heavy fuel oil project	Lease
41.	Manila, the Philippines	468 sq. m.	Office space	Lease
42.	Bangkok, Thailand	676 sq. m.	Office space	Lease
43.	Chennai, India	1797 sq. ft.	Office space	Lease
44.	Samalpatti, India	2,546 sq. ft.	Office space	Lease
45.	Samayanallur, India	1,300 sq. ft.	Office space	Lease
46.	Samayanallur, India	17.1	Heavy fuel oil project	Lease
47.	Samayanallur, India	2.3	Heavy fuel oil project	Lease
48.	Samalpatti, India	30.3	Heavy fuel oil project	Lease
49.	Shanghai, China	145 sq. m.	Office space	Lease
50.	Imperial County, California	83.0	Undeveloped Desert Land	Own

(1)	All sizes are in acres unless otherwise indicated.

(2)	All ownership or leasehold interests relating to projects are subject to material liens in connection with the financing of the related project, except those listed above under item 10, 23-25, 27-32. In addition, all leasehold interests existed at least as long as the term of applicable project contracts, and several of the leasehold interests are subject to renewal and/or purchase options.

(3)	NAICC entered into a five year lease in July 2004 and lease payments begin in February 2005.

Item 3.	LEGAL PROCEEDINGS
      Danielson and/or its subsidiaries are party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. Danielson assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If Danielson can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.
American Commercial Lines, Inc.
      The petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code, that ACL and many of its subsidiaries and its immediate direct parent entity, American Commercial Lines Holdings, LLC, filed on January 31, 2003 has resulted in the confirmation of a plan of reorganization on December 30, 2004 that was effective as of January 11, 2005. Pursuant to ACL’s plan of reorganization ACL is no longer a subsidiary of Danielson as Danielson’s equity interest in ACL was cancelled and it received warrants to purchase three percent of ACL’s new common stock. See Note 3 to the Notes to the Consolidated Financial Statements.
Covanta Energy Corporation
      Generally, claims and lawsuits against Covanta and its subsidiaries that had filed bankruptcy petitions and subsequently emerged from bankruptcy arising from events occurring prior to their respective petition dates have been resolved pursuant to the Reorganization Plan, and have been discharged pursuant to the March 5, 2004 order of the Bankruptcy Court which confirmed, the Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, such claims may not be discharged. For example, the claims of certain persons who were personally injured prior to the petition date but whose injury only became manifest thereafter may not be discharged pursuant to the Reorganization Plan.
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
      In June, 2001, the EPA named Covanta’s wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 potentially responsible parties (“PRPs”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire, a former waste oil recycling facility. The total quantity of waste oil alleged by the EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Covanta Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire Department of Environmental Services (“DES”) total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in discussions with other PRPs concerning the EPA’s selected remedy for the site, in anticipation of eventual settlement negotiations with the EPA and DES. Covanta Haverhill, Inc.’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. The Company believes that based on the amount of waste oil materials Covanta Haverhill, Inc. is alleged to have sent to the site, its liability will not be material.

Other Matters
      During the course of the Chapter 11 Cases, Covanta and certain contract counterparties reached agreement with respect to material restructuring of their mutual obligations in connection with several waste-to-energy projects. Subsequent to March 10, 2004 Covanta were also involved in material disputes and/or litigation with respect to the Warren County, New Jersey and Lake County, Florida waste-to-energy projects and the Tampa Bay water project. During 2004, all disputes relating to the Lake County and Tampa Bay matters were resolved, and the Company’s subsidiaries involved in these projects emerged from bankruptcy. As of December 31, 2004 Covanta’s subsidiaries involved with the Warren County, New Jersey project remain in Chapter 11 and are not consolidated in the Company’s consolidated financial statements. The Company expects that the outcome of the Warren County, New Jersey litigation described below will not adversely affect the Company.
      The Covanta subsidiary (“Covanta Warren”) which operates the waste-to-energy facility in Warren County, New Jersey (the “Warren Facility”) and the Pollution Control Financing Authority of Warren County (“Warren Authority”) have been engaged in negotiations for an extended time concerning a potential restructuring of the parties’ rights and obligations under various agreements related to Covanta Warren’s operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey’s waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing service agreement. Principal on the Warren Facility project debt is due annually in December of each year, while interest is due semi-annually in June and December of each year. The State of New Jersey provided sufficient funds to the project bond trustee to pay principal and interest to bondholders during June 2004.
      Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren’s operation of the Warren Facility.
      Also as part of Covanta’s emergence from bankruptcy, Covanta and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse Covanta for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount and permit Covanta to advance up to $1.0 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of December 31, 2004, Covanta Warren owed Covanta $1.9 million.
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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There are no submission of matters to a vote of the security holders of Danielson that are required to be reported on this Form 10-K. The results of the proposals voted on at Danielson’s Annual Meeting of Shareholders held on October 5, 2004 were previously reported by Danielson on its Form 10-Q for the quarterly period ended September 30, 2004 that was filed with the SEC on November 9, 2004.

PART II

Item 5.	Market for The Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      Danielson’s common stock is listed and traded on the American Stock Exchange (symbol: DHC). On March 9, 2005, there were approximately 1,078 holders of record of common stock. On March 9, 2005, the closing price of the common stock on the American Stock Exchange was $15.90.
      The following table sets forth the high, low and closing stock prices of Danielson’s common stock for the last two years, as reported on the American Stock Exchange Composite Tape.

	2004			2003

	High	Low	Close	High	Low	Close

First Quarter	$10.03	$2.87	$9.30	$1.55	$0.64	$0.74
Second Quarter	10.40	5.40	6.91	1.60	0.71	1.60
Third Quarter	7.15	5.52	6.09	1.80	1.27	1.37
Fourth Quarter	8.60	6.00	8.45	3.25	1.26	2.91
      Danielson has not paid dividends on its common stock and does not expect to declare or pay any dividends in the foreseeable future. Under current financing arrangements there are material restrictions on the ability of Danielson’s subsidiaries to transfer funds to Danielson in the form of cash dividends, loans or advances that would likely materially limit the future payment of dividends on common stock. See Item 7 “Management’s Discussion, and Analysis of Financial Condition and Results of Operations” for more detailed information on our credit agreements.
      On December 2, 2003, Danielson entered into a note purchase agreement with the Bridge Lenders pursuant to which in consideration for the $40 million of bridge financing in the form of convertible notes and the agreement by the Bridge Lenders to arrange or provide for the $118 million second lien letter of credit facility and for Laminar to arrange or provide for the $10 million international revolving credit facility, Danielson issued to the Bridge Lenders an aggregate of 5,120,853 shares of common stock. At the time that Danielson entered into the note purchase agreement, agreed to issue the notes convertible into shares of common stock and issued the equity compensation to the Bridge Lenders, the closing price of the common stock on the American Stock Exchange on the day prior to announcement of the Covanta acquisition was $1.40 per share, which was below the $1.53 per share conversion price of the notes.
      Pursuant to their terms, the notes were convertible into common stock at a price of $1.53 per share without action by the Bridge Lenders if all or any portion of the notes are not repaid pursuant to a rights offering, subject to certain agreed upon limitations necessitated by Danielson’s NOLs.
      In addition, under the note purchase agreement, Laminar agreed to convert an amount of convertible notes in order to acquire up to an additional 8.75 million shares of the common stock at $1.53 per share based upon the levels of public participation in the rights offering. Danielson issued the maximum of 8.75 million shares to Laminar pursuant to the conversion of approximately $13.4 million in principal amount of notes. Consequently, the $20 million principal amount of notes held by Laminar plus accrued but unpaid interest was repaid in full on June 11, 2004 through the issuance of 8.75 million shares of Danielson common stock to Laminar and $7.9 million of the proceeds from the rights offering.
      The Bridge Lenders were all sophisticated investors that conducted due diligence on Danielson and were either affiliated with members of, or had the opportunity to ask questions of, management in connection with the drafting and negotiation of the note purchase agreement. The issuance of the common stock issued to the Bridge Lenders was exempt from registration pursuant to private offering exemption of Section 4(2) of the Securities Act of 1933, as amended.
      In May 2004 Danielson commenced offering as contemplated by the note purchase agreement, and in June 2004 received proceeds of $26.6 million, which it used in part to repay the bridge lenders in full. Pursuant to a registration rights agreement, Danielson filed a shelf registration statement which was declared effective on August 24, 2004, to register the resale of 17,711,491 shares held by the Bridge Lenders.

Item 6.	Selected Financial Data

	Years Ended

	2004(1)		2003(2)	2002(3)	2001	2000

	(In thousands, except per share amounts)
Statement of Operations Data
Operating revenue	$578,555		$41,123	$531,501	$92,104	$84,331
Operating expense	501,200		54,029	528,168	106,365	85,073
Operating income (loss)	77,355		(12,906)	3,333	(14,261)	(742)
Other income (loss)	—		—	2,793	—	(1,906)
Interest expense, net	41,881		1,424	38,735	—	—
Income (loss) before taxes, minority interest and equity income	35,474		(14,330)	(32,609)	(14,261)	1,164
Minority interest expense	6,869		—	—	—	—
Income taxes	11,101		18	346	73	134
Equity in net income (loss) from unconsolidated investments	19,455		(54,877)	—	—	—
Net income (loss)	36,959		(69,225)	(32,955)	(14,334)	1,030
Income (loss) per share(5)
Basic	0.58		(1.46)	(0.82)	(0.48)	0.04
Diluted	0.56		(1.46)	(0.82)	(0.48)	0.04
Balance Sheet Data
Cash and cash equivalents	$96,148		$17,952	$25,183	$17,866	$12,545
Restricted funds held in trust	239,918		—	—	—	—
Investments	65,042		71,057	93,746	148,512	147,667
Properties — net	821,400		254	654,575	131	56
Service and energy contracts	177,290		—	—	—	—
Deferred tax asset	84,733
Total assets	1,999,335		162,648	1,032,945	208,871	210,829
Deferred income taxes	166,854		—	—	—	—
Unpaid losses and LAE	64,270		83,380	101,249	105,745	100,030
Recourse debt	312,896		40,000	597,246	—	—
Project debt	944,737	(6)	—	—	—	—
Project debt premium	37,910		—	—	—	—
Minority interest	83,350		—	—	—	—
Shareholders’ equity	137,680		27,791	77,360	74,463	81,330
Book value per share of common stock(5)	1.87		0.50	1.63	2.48	2.74
Shares of common stock outstanding(4),(5)	73,430		55,105	47,459	30,039	29,716

(1)	For the year ended December 31, 2004, Covanta’s results of operations are included in Danielson’s consolidated results since March 10, 2004. As a result of the consummation of the Covanta acquisition on March 10, 2004, the future performance of Danielson will predominantly reflect the performance of Covanta’s operations which are significantly larger than Danielson’s insurance operations. As a result, the nature of Danielson’s business, the risks attendant to such business and the trends that it will face have been significantly altered by the acquisition of Covanta. Accordingly, Danielson’s historic financial performance and results of operations will not be indicative of its future performance.

(2)	ACL, which was acquired on May 29, 2002, and certain of its subsidiaries, filed a petition on January 31, 2003 with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division to reorganize under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, Danielson no longer maintained control of the activities of ACL and Danielson’s equity interest in ACL was cancelled when ACL’s plan of reorganization was confirmed on December 30, 2004 and it emerged from bankruptcy on January 11, 2005. Accordingly, Danielson no longer includes ACL and its subsidiaries as consolidated subsidiaries in Danielson’s financial statements. Danielson’s investments in these entities are presented using the equity method effective as of the beginning of the year ending December 31, 2003. Other (loss) income above consists of Danielson’s equity in the net loss of ACL, GMS and Vessel Leasing in 2003.

(3)	In 2002, Danielson purchased 100% of ACL, 5.4% of GMS and 50% of Vessel Leasing.

(4)	Does not give effect to currently exercisable options, and, in 2001, and 2000, warrants to purchase shares of Danielson’s common stock.

(5)	Basic and diluted earnings per share and the average shares used in the calculation of basic and diluted earnings per share and book value per share of common stock and shares of common stock outstanding for all periods have been adjusted retroactively to reflect the bonus element contained in the rights offering issued on May 18, 2004.

(6)	Includes $38 million of unamortized debt premium.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
      Certain statements in the Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Danielson and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Danielson cautions investors that any forward-looking statements made by Danielson are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Danielson include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2004 and in registration statements and other securities filings by Danielson.
      Although Danielson believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. Danielson’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and Danielson does not have or undertake any obligation to update or revise any forward-

looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.
EXECUTIVE SUMMARY
      Danielson is organized as a holding company with substantially all of its operations conducted in the insurance services industry prior to the acquisition of Covanta’s energy business. As a result of the consummation of the Covanta acquisition on March 10, 2004, the future performance of Danielson will predominantly reflect the performance of Covanta’s operations which are significantly larger than Danielson’s insurance operations. Throughout 2004, Danielson also had subsidiaries engaged in the marine services industry which, beginning in 2003, were accounted for under the equity method. Most of these subsidiaries were involved in the bankruptcy proceeding of ACL, pursuant to which these subsidiaries were sold or reorganized. On December 30, 2004 a plan of reorganization was confirmed (without any material conditions) and on January 11, 2005, these subsidiaries emerged from bankruptcy, and Danielson’s ownership interests in ACL were cancelled and it received warrants to purchase three percent of ACL’s new common stock from certain creditors of ACL.
      During 2004, DHC owned a direct 5.4% interest in GMS and a direct 50% interest in Vessel Leasing. Neither of these two companies filed for Chapter 11 protection. GMS was a joint venture among ACL, Danielson and a third party, which owned and operated marine terminals and warehouse operations. Vessel Leasing was a joint venture between ACL and Danielson which leased barges to ACL’s barge transportation operations. Danielson, GMS and Vessel Leasing were not guarantors of ACL’s debt nor were they liable for any of ACL’s liabilities. On October 6, 2004, Danielson and ACL sold their interest in GMS to a third party joint venture member, and on January 13, 2005 Danielson sold its interest in Vessel Leasing to ACL. As a result, Danielson no longer is engaged in the marine services business.
      The nature of Danielson’s business, the risks attendant to such business and the trends that it will face have been significantly altered by the acquisition of Covanta and disposition of its marine services business. Accordingly, Danielson’s prior financial performance will not be comparable with its future performance and readers are directed to Management’s Discussion and Analysis of Covanta’s Business below for a discussion of management’s perspective on important factors of operating and financial performance.
      In addition to the risks attendant to the operation of the Covanta energy business in the future and the integration of Covanta and its employees into Danielson, the ability of Danielson to utilize its net operating loss carryforwards to offset taxable income generated by the Covanta operations will have a material affect on Danielson’s financial condition and results of operations. NOLs predominantly arose from predecessor insurance entities of Mission Insurance Group Inc. as more fully described in Note 25 to the Notes to the Consolidated Financial Statements and losses incurred in connection with the ACL investment.
      Danielson had NOLs estimated to be approximately $516 million for federal income tax purposes as of the end of 2004. The NOLs will expire in various amounts from December 31, 2005 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Danielson’s tax consolidated group. The IRS has not audited any of Danielson’s tax returns.
      A portion of Danielson’s NOLs were utilized in 2004 as a result of income Danielson recognized in connection with ACL’s emergence from bankruptcy business (as described in Note 3 to the Notes to Consolidated Financial Statements), Covanta’s operations and from income from certain grantor trusts relating to Danielson’s historic insurance.
      If Danielson were to undergo, an “ownership change” as such term is used in Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. Danielson will be treated as having had an “ownership change” if there is a more than 50% increase in stock ownership during a 3-year “testing period” by “five percent stockholders”. Danielson’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Danielson’s NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and Danielson expects that they will remain in-force as long as Danielson has NOLs. Danielson cannot be certain, however, that these restrictions will prevent an ownership change.
      Danielson, on a parent-only basis, has continuing expenditures for administrative expenses and derives income primarily from investment returns on portfolio securities. Therefore, the analysis of Danielson’s results of operations and financial condition is generally done on a business segment basis. Danielson’s long-term strategic and business objective is to enhance the value of its investment in Covanta, and acquire businesses that will allow Danielson to earn an attractive return on its investments.
      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. This discussion and analysis of results of operations and financial condition has been prepared on a business segment basis. Danielson’s business segments are Covanta’s energy business, insurance operations, and Danielson’s corporate parent activities. Separate discussion and analysis of each segment’s results of operation and liquidity and capital resources are included herein.
      The results of operations from Covanta are included in Danielson’s consolidated results of operations from March 10, 2004. However, given the significance of the Covanta acquisition to Danielson’s future results of operations and financial condition, the energy business segment discussion includes combined information for the year ended December 31, 2004 as compared to Predecessor information for the year ended December 31, 2003 in order to provide a more informative comparison of results. Predecessor information refers to financial information of Covanta and its subsidiaries pertaining to periods prior to Danielson’s acquisition of Covanta on March 10, 2004.
      Separate discussion and analysis is provided below with respect to Danielson’s parent-only operations, as well as those of its Energy and Insurance segments.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF PARENT-ONLY OPERATIONS
      As discussed below, On February 1, 2005, Danielson announced its proposed acquisition of Ref-Fuel. Upon closing of the proposed acquisition, Ref-Fuel will be a wholly-owned subsidiary of Covanta. The acquisition will markedly increase the size and scale of Covanta’s waste-to-energy business, and thus Danielson’s business. It will also provide Covanta with the opportunity to achieve cost savings by combining the businesses, as well as the opportunity to refinance its existing corporate debt, thereby lowering its cost of capital and obtaining less restrictive covenants than under its current financing arrangements.
      If the purchase agreement is terminated with Ref-Fuel because of our failure to complete the Ref-Fuel Rights Offering and financing as described below, and all other closing conditions are capable of being satisfied, then we must pay the to selling stockholders of Ref-Fuel a termination fee of $25 million, of which no less than $10 million shall be paid in cash and of which up to $15 million may be paid in shares of Danielson’s common stock, at Danielson’s election, based upon a price of $8.13 per share. As of the date of the purchase agreement Danielson entered into a registration rights agreement granting registration rights to such owners with respect to such stock, and deposited $10 million in cash in an escrow account pursuant to the terms of an escrow agreement.
      Danielson intends to finance this transaction through a combination of debt and equity financing. The equity component of the financing is expected to consist of an approximately $400 million pro rata, registered offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share. In the Ref-Fuel Rights Offering, Danielson’s existing stockholders will be issued rights to purchase Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held.
      Three of Danielson’s largest stockholders, SZ Investments, TAVF, and Laminar, representing ownership of approximately 40% of Danielson’s outstanding common stock, have each severally committed to participate in the Ref-Fuel Rights Offering and acquire their pro rata portion of the shares.

      As a consideration for their commitments, Danielson will pay each of these stockholders an amount equal to 1.5% to 2.25% of their respective equity commitments, depending on the timing of the transaction. Danielson agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that we undertake an underwritten offering within twelve months of the closing acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      The acquisition and financing are expected to close during the second quarter of 2005. Management is currently focused on obtaining all required regulatory approvals and obtaining financing for the transaction. There can be no assurance that the proposed acquisition or its related financings will be completed.
      As a result of ACL’s bankruptcy filing, while Danielson continued to exercise influence over the operating and financial policies of ACL throughout 2004, it no longer maintained control of ACL. Accordingly, for the years ended December 31, 2004 and 2003, Danielson accounted for its investments in ACL, GMS and Vessel Leasing using the equity method of accounting. Under the equity method of accounting, Danielson reports its share of the equity investees’ income or loss based on its ownership interest.
      As a result of ACL’s continued losses and Danielson management’s belief that it would recover little, if any, of its investment in ACL, Danielson wrote off its remaining investment in ACL during the first quarter of 2003. The equity in net loss of unconsolidated Marine Services subsidiaries included a loss from ACL of $47 million, an other than temporary impairment of the remaining investment in ACL of $8.2 million and income from GMS and Vessel Leasing of $0.3 million. The GMS and Vessel Leasing investments were not considered to be impaired. The Marine Services’ subsidiaries operating results in 2002 were consolidated in Danielson’s operating results from the date of acquisition, May 29, 2002, through December 27, 2002, but were deconsolidated in 2003 as a result of ACL’s bankruptcy.

Cash Flow — Parent
      The following summarizes the actual inflows and outflows relating to the May 18, 2004 rights offering and subsequent repayment of bridge financing:

		(In millions)
Proceeds from Rights Offering		$42.0
Repayment of Bridge Financing:
Principal	40.0
Less conversion of Laminar shares	(13.4)
Accrued interest at June 11, 2004	2.6	(29.2)

Warrant agent and other professional costs		(1.0)

Net Cash Inflow to Danielson		$11.8

      Danielson’s sources of funds are its investments as well as dividends, if any, received from its insurance and energy subsidiaries. Various state insurance requirements restrict the amounts that may be transferred to Danielson in the form of dividends or loans from its insurance subsidiaries without prior regulatory approval. Currently, NAICC cannot pay dividends or make loans to Danielson. Under its principal financing arrangements, Covanta is prohibited from paying dividends to Danielson.
      For the year ended December 31, 2004, cash used in parent-only operating activities was $7 million. Cash used in operations was primarily attributable to wages and benefit costs, professional fees, directors’ fees, insurance and other working capital requirements of the holding company’s business.
      Net cash used in investing activities was $0.5 million in 2004 and was primarily comprised of proceeds from the sale of as its interest in GMS in October 2004 offset by the purchase of of investment securities.
      Net cash used in investing activities was $33.8 million for the year ended December 31, 2003 and was primarily comprised of a deposit of $37 million to the escrow required for the Covanta acquisitions, contribution of $6 million to NAICC’s statutory capital, repayment of a loan in the amount of $6 million received from an ACL affiliate and $4.1 million received from the sale of investment securities.
      Net cash provided by financing activities was $17 million for the year ended December 31, 2004 and was comprised of $41 million of net proceeds from the rights offering, $3.5 million of proceeds from the exercise of options for common stock less payment of up to $0.9 million in costs due under the note purchase agreement and $26.6 million repayment of the bridge financing related to the acquisition of Covanta. Net cash used in financing activities was $36 million for the year ended December 31, 2003 and was comprised of $40 million of borrowing under the bridge financing agreement related to the Covanta acquisition less the early repayment of a $4 million promissory note paid to NAICC.

Liquidity and Capital Resources — Parent
      At December 31, 2004, Danielson, on a parent-only basis, held cash and investments of approximately $16.2 million, which was available to pay general corporate expenses and for general working capital purposes. On March 10, 2004, Danielson entered into a corporate reimbursement agreement with Covanta. Corporate expenses including administrative costs, professional fees and other costs and services provided to Covanta as well as other operating expenses will be reimbursed by Covanta.
      As of the date of the Ref-Fuel Purchase Agreement Danielson entered into a registration rights agreement granting registration rights to the selling stockholders of Ref-Fuel with respect to such stock, and deposited $10 million in cash in an escrow account pursuant to the terms of an escrow agreement. See “Recent Developments — Agreement to Acquire American Ref-Fuel Holdings Corp.” below for a description of the proposed acquisition of Ref-Fuel.

Parent Expenses — 2004 vs. 2003
      Total parent company investment income decreased to $0.5 million for the year ended December 31, 2004 as compared to $1.4 million for the year ended December 31, 2003 primarily due to lower realized investment gains. Realized investment gains at Parent were $0.3 million in 2004 compared to $1.1 million in 2003.
      Interest expense of $43.7 million for the year ended December 31, 2004 relates to parent company and Energy Services recourse debt of $318.4 million for the year ended December 31, 2004. See Note 21 of Notes to the Consolidated Financial Statements for details.
      As noted above, Danielson accounted for its investments in Marine Services subsidiaries under the equity method. For the year ended December 31, 2004, the equity in net loss of unconsolidated Marine Services subsidiaries included Danielson’s share of GMS and Vessel Leasing’s reported net income of $0.5 million.
      Parent company expenses were primarily the result of the corporate services agreement between Danielson and Covanta, pursuant to which Danielson provides to Covanta, at Covanta’s expense, certain administrative and professional services and Covanta pays most of Danielson’s expenses. Such expenses totaled $3.5 million for the period March 11, 2004 through December 31, 2004. In addition, Danielson and Covanta have entered into an agreement pursuant to which Covanta provides, at Danielson’s expense, payroll and benefit services for Danielson employees, which totaled $0.5 million for the period March 11, 2004 through December 31, 2004.

Parent Expenses — 2003 vs. 2002
      Total parent company investment income decreased to $1.4 million for the year ended December 31, 2003 as compared to $9.5 million for the year ending December 27, 2002 primarily due to recognition of $8.4 million in gain on ACL bonds owned by Danielson that were contributed as part of the purchase price of ACL Holdings recognized during 2002.
      Parent company administrative expense decreased $0.7 million to $4.2 million for the year ended December 2003 as compared to $4.9 million for the year ended December 2002. The decrease was primarily due to a reduction of facility and payroll related costs. In 2003, Danielson entered into a corporate services agreement with Equity Group Investments, LLC (“EGI”). Samuel Zell, the former Chairman of the Board, Chief Executive Officer and President of Danielson, is also the Chairman of EGI. EGI provided financial and administrative services to Danielson. Subsequent to the ACL acquisition in 2002, ACL provided similar support services to Danielson.
      Interest expense decreased to $1.4 million for the year ended December 31, 2003 compared to $38.7 million during the year ended December 27, 2002. Interest expense in 2003 was due to the accrual of one month of interest on the bridge financing required for the Covanta acquisition. Interest expense in 2002 was primarily due to ACL’s and GMS’ interest expense after their acquisition.

Segment Cash Flow Information
      Cash flow information for each of Danielson’s business segments for the years ended December 31, 2004 and 2003 reconciles to the condensed consolidated statements of cash flows as follows (in thousands of dollars):

	Year Ended December 31, 2004

	Energy	Insurance	Corporate	Total

Net cash provided by (used in) operating activities	$113,831	$(18,715)	$(7,050)	$88,066
Net cash provided by investing activities(1)	59,509	10,852	(550)	69,811
Net cash (used in) provided by financing activities	(95,228)	(1,436)	16,983	(79,681)
Net increase in cash and cash equivalents	78,112	(9,299)	9,383	78,196

	Year Ended December 31, 2003

	Energy	Insurance	Corporate	Total

Net cash used in operating activities	$—	$(23,207)	$36	$(23,171)
Net cash provided by (used in) investing activities	—	23,535	(33,801)	(10,266)
Net cash provided by (used in) financing activities	—	5,436	36,014	41,450
Net increase in cash and cash equivalents	—	5,764	2,249	8,013

(1)	Includes cash acquired of $57,795 in Energy segment
MANAGEMENT’S DISCUSSION AND ANALYSIS OF COVANTA’S BUSINESS

Covanta’s Business Segments
      Covanta has two business segments: (a) Domestic, the businesses of which are owned and/or operated through subsidiaries (referred to herein has “Domestic Covanta”); and (b) International, the businesses of which are owned and/or operated through CPIH. As described below under “Covanta’s Capital Resources and Commitments” and “Covanta’s Liquidity”, Domestic Covanta and CPIH have separate recourse debt.
      In its Domestic segment, Covanta designs, constructs and operates key infrastructure for municipalities and others in waste-to-energy and independent power production. Domestic Covanta’s principal business, from which Covanta earns most of its revenue, is the operation of waste-to-energy facilities. Waste-to-energy facilities combust municipal solid waste as a means of environmentally sound waste disposal, and produce energy that is sold as electricity or steam to utilities and other purchasers. Domestic Covanta generally operates waste-to-energy facilities under long-term contracts with municipal clients. Some of these facilities are owned by Domestic Covanta, while others are owned by the municipal client or other third parties. For those facilities owned by it, Domestic Covanta retains the ability to operate such projects after current contracts expire. For those facilities not owned by Domestic Covanta, municipal clients generally have the contractual right, but not the obligation, to extend the contract and continue to retain Domestic Covanta’s service after the initial expiration date. For all waste-to-energy projects, Domestic Covanta receives revenue from two primary sources: fees it charges for processing waste received; and payments for electricity and steam.

      In addition to its waste-to-energy projects, Domestic Covanta operates, and in some cases has ownership interests in, other renewable energy projects which generate electricity from wood waste, landfill gas and hydroelectric resources. The electricity from these projects is sold to utilities. For these projects, Domestic Covanta receives revenue from electricity sales, and in some projects cash from equity distributions.
      Domestic Covanta also operates one water project, which produces potable water that is distributed by a municipal entity. For this project, Domestic Covanta receives revenue from service fees it charges the municipal entity. Domestic Covanta previously had operated several small waste water treatment projects pursuant to contractual arrangements with municipal entities or other customers. During 2004, Domestic Covanta’s operating contracts for these projects were either terminated or transferred to third parties. The termination of these operations did not have a material effect on Covanta. Covanta does not expect to grow its water business, and may consider further divestitures.
      In its International segment as of December 31, 2004, CPIH has ownership interests in, and/or operates, independent power production facilities in the Philippines, China, Bangladesh, India, and Costa Rica and one waste-to-energy facility in Italy. During the third quarter of 2004, it sold its interest in one project in Spain. The Costa Rica facilities generate electricity from hyrdroelectric resources while the other independent power production facilities generate electricity and steam by combusting coal, natural gas or heavy fuel oil. For these projects, CPIH receives revenue from operating fees, electricity and steam sales and in some cases cash from equity distributions.

Optimizing Covanta’s Cash
      An important objective of management is to provide reliable service to its clients while generating sufficient cash to meet its debt service and other liquidity needs. Maintaining historic facility production and optimizing cash receipts is necessary to assure that Covanta has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments under its current principal financing arrangements. Under its current principal financing arrangements, Covanta does not currently expect to receive any cash contributions from Danielson, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to Danielson.
      Covanta believes that when combined with its other sources of liquidity, Domestic Covanta’s operations should generate sufficient cash to meet operational needs, capital expenditures and debt service due prior to maturity on its recourse debt. Therefore in order to optimize cash flows, management believes it must seek to continue to operate and maintain Domestic Covanta’s facilities consistent with historical performance levels, and to avoid increases in overhead and operating expenses in view of the largely fixed nature of Domestic Covanta’s revenues. Management will also seek to maintain or enhance Domestic Covanta’s cash flow from renewals or replacement of existing contracts (which begin to expire in October 2007) and from new contracts to expand existing facilities or operate additional facilities. Domestic Covanta’s ability to grow cash flows by investing in new projects is limited by debt covenants in its principal financing agreements, and by the scarcity of opportunities for new waste-to-energy facilities.
      Covanta believes that CPIH’s operations should also generate sufficient cash to meet its operational needs, capital expenditures and debt service prior to maturity on its recourse debt. However, due to risks inherent in foreign operations, CPIH’s receipt of cash distributions can be less regular and predictable than that of Domestic Covanta. Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. It will also seek to refinance its corporate indebtedness, or sell existing projects in an amount sufficient to repay such indebtedness, at or prior to its maturity in March 2007. In those jurisdictions where its subsidiaries’ energy purchasers, fuel suppliers or contractors may experience difficulty in meeting payment or performance obligations on a timely basis, CPIH must seek arrangements which permit the subsidiary to meet all of its obligations. CPIH’s ability to grow by investing in new projects is limited by debt covenants in its principal financing agreements.
      Domestic Covanta and CPIH each emerged from bankruptcy with material amounts of corporate debt. As of December 31, 2004, Domestic Covanta had outstanding recourse debt in the principal amount of

$235.7 million, comprised of (i) secured notes due in 2011 in the amount of $207.7 million (accreting to $230 million at maturity) and (ii) unsecured notes due 2012 in the amount of $24 million (which are estimated to increase to approximately $28 million through the issuance of additional notes). As of December 31, 2004, Domestic Covanta also had credit facilities for liquidity and the issuance of letters of credit in the amount of $240.3 million, which credit facilities expire in 2009. As of December 31, 2004, CPIH had outstanding recourse debt in the principal amount of $76.9 million and credit facilities for liquidity in the amount of $9.1 million. Additional information on Domestic Covanta’s and CPIH’s debt and credit facilities is provided below in “Capital Resources and Commitments” and in “Liquidity.”
      Creditors under Domestic Covanta’s debt and credit facilities do not have recourse to CPIH, and creditors under CPIH’s debt and credit facilities do not have recourse to Domestic Covanta. Cash generated by Domestic Covanta businesses is managed and held separately from cash generated by CPIH businesses. Therefore, under current financing arrangements, the assets and cash flow of each of Domestic Covanta and CPIH are not available to the other, either to repay the debt or to satisfy other obligations.
      Domestic Covanta’s ability to optimize its cash flow should be enhanced under the Tax Sharing Agreement with Danielson. This agreement provides that Danielson will file a federal tax return for its consolidated group of companies, including the subsidiaries which comprise Domestic Covanta, and that certain of Danielson’s NOLs will be available to offset the federal tax liability of Domestic Covanta. Consequently, Domestic Covanta’s federal income tax obligations will be substantially reduced. Covanta is not obligated to make any payments to Danielson with respect to the use of these NOLs. The NOLs will expire in varying amounts from December 31, 2005 through December 31, 2023 if not used. The IRS has not audited Danielson’s tax returns. See Note 25 to the Notes to Consolidated Financial Statements for additional information regarding Danielson’s NOLs and factors which may affect its availability to offset taxable income of Domestic Covanta. If the NOLs were not available to offset the federal income tax liability of Domestic Covanta, Domestic Covanta may not have sufficient cash flow available to pay debt service on the Domestic Covanta corporate credit facilities. Because CPIH is not included as a member of Danielson’s consolidated taxpayer group, the Tax Sharing Agreement does not benefit it.

Refinancing Covanta’s and CPIH’s Corporate Debt
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
      CPIH’s corporate debt matures in March 2007. CPIH believes that its operating cash flows alone will not be sufficient to repay this debt at maturity. Accordingly, CPIH will have to derive such funds from refinancing, asset sales, or other sources.
      As described below in “Proposed Refinancing,” Danielson has received commitments to refinance both Domestic Covanta’s and CPIH’s recourse debt. If it is able to close such refinancing, the Company expects to achieve both a lower overall cost with respect to its existing recourse debt and less restrictive covenants than under its current financing arrangements.

Covanta’s Earnings
      Covanta’s emergence from bankruptcy did not affect the operating performance of its facilities or their ability to generate cash. However, as a result of the application of fresh start and purchase accounting adjustments required upon Covanta’s emergence from bankruptcy and acquisition by Danielson, the carrying value of Covanta’s assets was adjusted to reflect their current estimated fair value based on discounted anticipated cash flows and estimates of management in consultation with valuation experts. These adjustments will result in future changes in non-cash items such as depreciation and amortization which will not be consistent with the amounts of such items for prior periods. Such future changes for post-emergence periods may affect earnings as compared to pre-emergence periods.
      In addition, Covanta’s consolidated financial statements have been further adjusted to deconsolidate its subsidiaries that remain in bankruptcy (“Remaining Debtors”) from the consolidated group until they emerged or were disposed of after March 10, 2004.
      Although management has endeavored to use its best efforts to make appropriate estimates of value, the estimation process is subject to inherent limitations and is based upon the preliminary work of Covanta and its valuation consultants. Moreover, under applicable accounting principles to the extent that relevant information remains to be developed and fully evaluated, such preliminary estimates may be adjusted during the year following emergence from Chapter 11 and acquisition by Danielson. The adjusted values assigned to depreciable and amortizable assets may affect Covanta’s GAAP earnings.
      Domestic Covanta owns certain waste-to-energy facilities for which the debt service (principal and interest) on project debt is expressly included as a component of the service fee paid by the municipal client. As of December 31, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $670 million. In accordance with GAAP, regardless of the actual amounts paid by the municipal client with respect to this component, Covanta records revenues with respect thereto based on levelized principal payments during the contract term, which are then discounted to reflect when the principal payments are actually paid by the municipal client. Accordingly, the amount of revenues recorded does not equal the actual payment of this component by the municipal client in any given contract year and the difference between the two methods gives rise to the unbilled service receivable recorded on Covanta’s balance sheet. The interest expense component of the debt service payment is recorded based upon the actual amount of this component paid by the municipal client.
      Covanta also owns two waste-to-energy projects for which debt service is not expressly included in the fee it is paid. Rather, Covanta receives a fee for each ton of waste processed at these projects. As of December 31, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $172 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

Covanta Operating Performance and Seasonality
      Covanta has historically performed its operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, in its contracts at domestic projects Domestic Covanta generally has limited its exposure for risks not within its control. For additional information about such risks and damages that Domestic Covanta may owe for its unexcused operating performance failures, see “Risk Factors” included in Part I, Item 1. In monitoring and assessing the ongoing operating and financial performance of Covanta’s domestic businesses, management focuses on certain key factors: tons of waste processed, electricity and steam sold and boiler availability.
      A material portion of Covanta’s domestic service revenues and energy revenues is relatively predictable because it is derived from long-term contracts where Domestic Covanta receives a fixed operating fee which escalates over time and a portion (typically 10%) of energy revenues. Domestic Covanta receives these revenues for performing to base contractual standards, including standards for waste processing and energy generation efficiency. These standards vary among contracts, and at three of its domestic waste-to-energy projects Covanta receives service revenue based entirely on the amount of waste processed instead of a fixed operating fee, and retains 100% of energy revenues generated. In addition, Domestic Covanta has benefited during 2004 from historically favorable pricing in energy and scrap metals markets. Domestic Covanta may receive material additional service and energy revenue if its domestic waste-to-energy projects operate at levels exceeding these contractual standards. Its ability to meet or exceed such standards at its domestic projects, and its general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or scrap metals, for projects where Domestic Covanta sells into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a waste-to-energy facility;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	Contract counter parties ability to fulfill their obligations, including the ability of Domestic Covanta’s various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at Domestic Covanta’s facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.
      Covanta’s quarterly income from domestic operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance and the receipt of annual incentive fees, at many waste-to-energy facilities.
      Domestic Covanta usually conducts scheduled maintenance twice each year at each of its domestic facilities, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, Domestic Covanta incurs material repair and maintenance expenses and receives less revenue, until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period generally occurs during February, March and April and is typically more comprehensive and costly than the work conducted during the fall maintenance period, which usually occurs between mid-September and mid-November. As a result, Domestic Covanta has typically incurred its highest maintenance expense in the first quarter.
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
      Given the seasonal factors discussed above relating to its domestic business, Domestic Covanta has typically experienced its highest operating income from its domestic projects during the second quarter and lowest operating income during the first quarter.
      Covanta’s cash provided by domestic operating activities also varies seasonally. Generally, cash provided by domestic operating activities follows income with a one to two month timing delay for maintenance expense payables and incentive revenue receivables. In addition, most capital expense projects are conducted during the scheduled maintenance periods. Further, certain substantial operating expenses are accrued consistently each month throughout the year while the corresponding cash payments are made only a few times each year. Generally, the first quarter is negatively impacted to some extent as a result of such seasonal payments. These factors typically have caused Domestic Covanta’s operating cash flow from its domestic projects to be the lowest during the first quarter and the highest during the third quarter.

      Covanta’s annual and quarterly financial performance can be affected by many factors, several of which are outside Domestic Covanta’s control as are noted above. These factors can overshadow the seasonal dynamics described herein; particularly, with regard to quarterly cash from operations, which can be materially affected by changes in working capital.

CPIH Operating Performance and Seasonality
      Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. In monitoring and assessing the ongoing performance of CPIH’s businesses, management focuses primarily on electricity sold and plant availability at its projects. Several of CPIH’s facilities, unlike Covanta’s domestic facilities, generate electricity for sale only during periods when requested by the contract counterparty to the power purchase agreement. At such facilities, CPIH receives payments to compensate it for providing this capacity, whether or not electricity is actually delivered, if and when required. CPIH’s financial performance is also impacted by:

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
      CPIH’s quarterly income from operations and equity income vary based on seasonal factors, primarily as a result of the scheduling of plant maintenance at the Quezon and Chinese facilities and lower electricity sales during the Chinese holidays. The annual major scheduled maintenance for the Quezon facility is typically planned for the first or early second quarter of each fiscal year, which reduces CPIH equity income from unconsolidated subsidiaries during that period. Boiler maintenance at CPIH’s Chinese facilities typically occurs in either the first or second fiscal quarters, which increases expense and reduces revenue. In addition, electricity sales are lower in the first quarter due to lower demand during the Chinese New Year. As a result of these seasonal factors, income from CPIH will typically be higher during the second half of the year compared to the first half.
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
      CPIH’s annual and quarterly financial performance can be affected by many factors several of which are outside CPIH’s control as noted above. These factors can overshadow the seasonal dynamics described herein.

Recent Developments — Agreement to Acquire American Ref-Fuel Holdings Corp.
      On January 31, 2005, Danielson, entered into a stock purchase agreement, (“Purchase Agreement”) with Ref-Fuel, an owner and operator of waste-to-energy facilities in the northeast United States, and (“Selling Stockholders”) to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, Danielson will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of December 31, 2004 was approximately $1.2 billion net of debt service reserve funds and other restricted funds held in trust for payment of debt service. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      The acquisition is expected to close when all of the closing conditions to the Purchase Agreement have been satisfied or waived. These closing conditions include the receipt of approvals, clearances and the satisfaction of all waiting periods as required under the Hart-Scott-Rodino Antitrust Act of 1976 and as required by certain governmental authorities such as the Federal Energy Regulatory Commission and other applicable regulatory authorities. Other closing conditions of the transaction include Danielson’s completion of debt financing and an equity rights offering, as further described below, Danielson providing letters of credit or other financial accommodations in the aggregate amount of $100 million to replace two currently outstanding letters of credit that have been entered into by two respective subsidiaries of Ref-Fuel and issued in favor of a third subsidiary of Ref-Fuel, and other customary closing conditions. While it is anticipated that all of the applicable conditions will be satisfied, there can be no assurance as to whether or when all of those conditions will be satisfied or, where permissible, waived.
      Either Danielson or the selling stockholders of Ref-Fuel may terminate the Purchase Agreement if the acquisition does not occur on or before June 30, 2005, but if a required governmental or regulatory approval has not been received by such date then either party may extend the closing to a date that is no later than the later of August 31, 2005 or the date 25 days after which Ref-Fuel has provided to Danielson certain financial statements described in the Purchase Agreement.
      If the Purchase Agreement is terminated because of our failure to complete the rights offering and financing as described below, and all other closing conditions are capable of being satisfied, then we must pay the to selling stockholders of Ref-Fuel a termination fee of $25 million, of which no less than $10 million shall be paid in cash and of which up to $15 million may be paid in shares of Danielson’s common stock, at our election, based upon a price of $8.13 per share. As of the date of the Purchase Agreement Danielson entered into a registration rights agreement granting registration rights to the selling stockholders of Ref-Fuel with respect to such stock, and deposited $10 million in cash in an escrow account pursuant to the terms of an escrow agreement.
      Danielson intends to finance this transaction through a combination of debt and equity financing. The equity component of the financing is expected to be obtained through the Ref-Fuel Rights Offering, which shall consist of an approximately $400 million registered, pro rata offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share. In this Ref-Fuel Rights Offering, Danielson’s existing stockholders will be issued rights to purchase Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held. Danielson will file a registration statement with the SEC with respect to such rights offering and the statements contained herein shall not constitute an offer to sell or solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws.
      Three of Danielson’s largest stockholders, SZ Investments (collectively with its affiliate EGI-Fund (05-07) Investors, L.L.C.), TAVF, and Laminar, representing ownership of approximately 40% of Danielson’s outstanding common stock, have each severally committed to participate in the Ref-Fuel Rights Offering and to acquire their pro rata portion of the shares.
      As a consideration for their commitments, Danielson will pay each of these stockholders an amount equal to 1.5% to 2.25% of their respective equity commitments, depending on the timing of the transaction. Danielson has also agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that we undertake an underwritten offering within twelve months of the closing acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      Danielson has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package necessary to finance the acquisition, as well as to refinance the existing recourse debt of Covanta and provide additional liquidity. As discussed below, this financing will replace entirely all of Domestic Covanta’s and CPIH’s corporate debt that was issued on March 10, 2004. The financing is expected to consist of two tranches, each of which is secured by pledges of the stock of Covanta’s subsidiaries that has not otherwise been pledged, guarantees from certain of Covanta’s subsidiaries and all other available assets of Covanta’s subsidiaries. The first tranche, a first priority senior secured bank facility, is expected to be comprised of a funded $250 million term loan facility, a $100 million revolving credit facility and a $340 million letter of credit facility. The revolving credit facility and the letter of credit facility will be available for Covanta’s needs in connection with its domestic and international businesses, including the existing businesses of Ref-Fuel. The second tranche is a second priority senior secured term loan facility consisting of a funded $450 million term loan facility, of which a portion may be connected to fixed rate notes.
      The closing of the financing and receipt of proceeds under the Ref-Fuel Rights Offering are closing conditions under the Purchase Agreement. Immediately upon closing of the acquisition, Ref-Fuel will become a wholly-owned subsidiary of Covanta, and Covanta will control the management and operations of the Ref-Fuel facilities. The current project and other debt of Ref-Fuel subsidiaries will be unaffected by the acquisition, except that the revolving credit and letter of credit facility of Ref-Fuel Company LLC (the direct parent of each Ref-Fuel project company) will be cancelled and replaced with new facilities at the Covanta level. For additional information concerning the combined capital structure of Covanta and Ref-Fuel following the acquisition, see “Liquidity, and Capital Resources and Commitments,” below.
      There can be no assurance that Danielson will be able to complete the acquisition of Ref-Fuel.
Covanta’s Operating Results

2004 vs. 2003
      The discussion below provides comparative information regarding Covanta’s historical consolidated results of operations. The information provided below with respect to revenue, expense and certain other items for periods during 2004 was affected materially by several factors which did not affect such items for comparable periods during 2003. These factors principally include:

•	The application of fresh start and purchase accounting following Covanta’s emergence from bankruptcy, which are described in Note 2 to the Consolidated Financial Statements;

•	The exclusion of revenue and expense after March 10, 2004 relating to the operations of the Remaining Debtors (which prior to August 6, 2004 included subsidiaries involved with the Tampa Bay Project and prior to December 14, 2004 included the subsidiaries involved with the Lake County facility), which were no longer included as consolidated subsidiaries after such date;

•	The exclusion of revenue and expense after May 2004 relating to the operations of the MCI facility, which commenced a reorganization proceeding under Philippine law on such date, and is no longer included as a consolidated subsidiary after such date;

•	The reduction of revenue and expense during 2004 from one hydroelectric facility because of the scheduled expiration of an operating agreement relating to such facility; and

•	The reduction of revenue and expense as a result of project restructurings effected during 2003 and the first quarter of 2004 as part of Covanta’s overall restructuring and emergence from bankruptcy.
      The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below.

      The Predecessor and Successor periods for 2004 have been combined on a non-GAAP basis to facilitate the following year to year comparison of Covanta’s operations. Only the Successor period is included in Danielson’s consolidated financial statements and the Predecessor information is presented only to facilitate the review of Covanta’s operating results.

Consolidated Results
      The following table summarizes the historical consolidated results of operations of Covanta for the years ended December 31, 2004 and 2003 (in thousands of dollars):

	For the Period	For the Period	Combined Results
	January 1,	March 11,	for the Year	Results for the Year
	through	through	Ended	Ended
	March 10, 2004	December 31, 2004	December 31, 2004	December 31, 2003

Service revenues	$89,867	$374,622	$464,489	$499,245
Electricity and steam sales	53,307	181,074	234,381	277,766
Construction revenues	58	1,506	1,564	13,448
Other revenues	—	—	—	9

Total revenues	143,232	557,202	700,434	790,468

Plant operating expenses	100,774	352,617	453,391	500,627
Construction costs	73	1,925	1,998	20,479
Depreciation and amortization	13,426	55,821	69,247	71,932
Net interest on project debt	13,407	32,586	45,993	76,770
Other operating costs and expenses	(209)	1,366	1,157	2,209
Net (gain) loss on sale of businesses and equity investments	(175)	(245)	(420)	7,246
Selling, general and administrative expenses	7,597	38,076	45,673	35,639
Other income — net	(1,923)	(1,952)	(3,875)	(1,119)
Write-down of and obligations related to assets held for use	—	—	—	16,704

Total costs and expenses	132,970	480,194	613,164	730,487

Operating income	10,262	77,008	87,270	59,981
Interest income	935	1,858	2,793	2,948
Interest expense	(6,142)	(34,706)	(40,848)	(39,938)
Reorganization items-expense	(58,282)	—	(58,282)	(83,346)
Gain on cancellation of pre-petition debt	510,680	—	510,680	—
Fresh start adjustments	(399,063)	—	(399,063)	—

Income (loss) from continuing operations before income taxes, minority interests and equity in net income from unconsolidated investments	58,390	44,160	102,550	(60,355)
Income tax (expense) benefit	(30,240)	(23,637)	(53,877)	18,096
Minority interests	(2,511)	(6,919)	(9,430)	(8,905)
Equity in net income from unconsolidated investments	3,924	17,535	21,459	24,400
Gain from discontinued operations	—	—	—	78,814
Cumulative effect of change in accounting principle	—	—	—	(8,538)

Net income (loss)	$29,563	$31,139	$60,702	$43,512

      The following general discussion should be read in conjunction with the above table, the consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses and operating income of Covanta is provided in the “Domestic Segment” and “International Segment” discussions below.
      Consolidated revenues for 2004 decreased $90 million compared to 2003, which resulted from a reduction in energy sales in both the domestic and the international segments primarily due to the factors described above. Additional reductions in revenue are attributable to decreases in service fees and construction revenues in the domestic segment. See separate segment discussion below for details relating to these variances.
      Consolidated total costs and expenses before operating income for 2004 decreased $117.3 million compared to 2003, primarily due to the factors described above. Included in the reduction of total costs and expenses in 2004, was lower depreciation and amortization expense of $2.7 million. This decrease in depreciation and amortization was primarily due to the factors described above offset by service and energy contract amortization of $16.1 million in 2004 resulting from recording the estimated fair value of such contract assets and amortizing them over their remaining estimated useful lives. Additionally, on March 10, 2004, property, plant and equipment were recorded at their fair value, and subsequently, the estimated useful lives of property plant and equipment were adjusted resulting in revised depreciation expense.
      Operating income for the combined period ended December 31, 2004 increased $27.3 million compared to 2003. The improvement in operating income was due to the operating factors described above.
      Equity in net income of unconsolidated investments decreased $2.9 million in 2004 from a $3 million decrease in the domestic segment primarily due to the sale of the geothermal business in December of 2003.
      Interest expense for 2004 increased $0.9 million compared to 2003. The increase was primarily attributable to a $6.2 million increase in the international segment primarily due to the CPIH term loan which debt was incurred upon emergence from Chapter 11. These increases were offset by a $5.3 million decrease in the domestic segment primarily attributable to the restructuring of contracts at the Onondaga County, New York and Hennepin County, Minnesota facilities in 2003.
      Reorganization items for 2004 decreased $25.1 million compared to 2003. The decrease was primarily the result of a decrease in bankruptcy exit costs of $8.9 million and a $20.7 million reduction in legal and professional fees, offset by an increase in severance costs of $4.6 million in the period ended March 10, 2004.
      Gain on cancellation of pre-petition debt was $510.7 million for 2004. Gain on cancellation of pre-petition debt resulted from the cancellation on March 10, 2004 of Covanta’s pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to petition creditors.
      Fresh start adjustments were $399.1 million for 2004. Fresh start adjustments represent adjustments to the carrying amount of Covanta’s assets and liabilities to fair value in accordance with the provisions of SOP 90-7. See Note 32 to the Consolidated Financial Statements.
      The gain from discontinued operations in 2003 was $78.8 million due to the rejection of a waste-to-energy lease, sale of the geothermal business, and the final disposition of the Arrowhead Pond interests.
      The cumulative effect of change in accounting principle of $8.5 million in 2003 related to the January 1, 2003 adoption of SFAS No. 143.

Domestic Segment
      The following table summarizes the historical results of operations of the Domestic segment for the years ended December 31, 2004 and 2003 (in thousands of dollars):

	For the Period	For the Period
	January 1,	March 11,	Combined Results	Results for the Year
	through	through	for the Year Ended	Ended
	March 10, 2004	December 31, 2004	December 31, 2004	December 31, 2003

Service revenues	$88,697	$369,531	$458,228	$492,065
Electric & steam sales	18,942	81,894	100,836	113,584
Construction revenues	58	1,506	1,564	13,448
Other revenues	—	—	—	4

Total revenues	$107,697	$452,931	$560,628	$619,101

Operating income	$7,132	$62,232	$69,364	$35,846
      Total revenues for the Domestic segment for 2004 decreased $58.5 million compared to 2003. Service revenues declined $33.8 million, which was comprised of a $12.5 million decrease resulting from contracts which were restructured at the Hennepin and Onondaga facilities (including the elimination of project debt at the Hennepin facility) during the second half of 2003 as part of Covanta’s overall restructuring. It also reflected a $22.5 million reduction of service revenues due to deconsolidation of the Remaining Debtors after March 10, 2004, and a $6.5 million decrease due to the elimination of 2004 revenues on two bio-gas facilities, which resulted from the consolidation of the partnership. These decreases were offset by a $9.3 million increase resulting primarily from higher scrap metal prices, escalation increases under fixed service agreements, and increased supplemental waste processed.
      Electricity and steam sales for 2004 decreased $12.7 million compared to 2003. The decrease was primarily due to a $16.2 million decrease resulting from the expiration of a lease at one domestic hydroelectric facility, $1.5 million from the deconsolidation of the Remaining Debtors, and a $7.2 million decrease due to fresh start adjustments related to the elimination of amortization on the deferred gain relating to the Haverhill energy contract. The foregoing decreases were offset by revenue increases of $3.7 million primarily related to increased energy pricing at the Union and Alexandria facilities, and a $7 million increase due to the consolidation of a bio-gas facility in 2004 previously recorded on the partnership in 2003.
      Construction revenues for 2004 decreased $11.9 million compared to 2003. A decrease of $13.1 million was due to Covanta’s completion of the Tampa Bay desalination facility, offset by a $1.1 million increase relating to initial work paid by clients in connection with planned waste-to-energy plant expansions.
      Plant operating costs for 2004 decreased $28.1 million compared to 2003. $18.9 million of this decrease was due to the deconsolidation of the Remaining Debtors noted in the revenue discussion above, and $13.5 million of this decrease was due to the expiration of a lease contract at a domestic hydroelectric facility in October 2003. These reductions were offset by an increase in domestic operating expense of $4.3 million primarily attributable to facility operation and maintenance cost.
      Construction costs for 2004 decreased $18.5 million compared to 2003 primarily attributable to Covanta’s completion of the Tampa Bay desalination facility, offset in part by increased plant expansions at three waste-to-energy facilities.
      Depreciation and amortization for 2004 increased $3.3 million compared to 2003. This increase in depreciation and amortization was due to service and energy contract amortization of $16.1 million in 2004 resulting from recording the estimated fair value of such contract assets at March 10, 2004 and amortizing them over their remaining estimated useful lives. Additionally on March 10, 2004, property, plant and equipment were recorded at their fair value, and subsequently, the estimated useful lives of property plant and equipment were adjusted resulting in revised depreciation expense. These increases were offset by decreases in depreciation and amortization expense resulting from the deconsolidation of the remaining debtors and the sale and restructuring of businesses in 2003.

      Net interest on project debt for 2004 decreased $27 million compared to 2003. The decrease was primarily the result of a reduction in project debt due to exclusion of debt service related to the deconsolidation of the Remaining Debtors noted above, the restructuring of debt at two domestic facilities in the last six months of 2003, and the reduction of project debt on another facility.
      Write-off of assets held for use for 2004 decreased $16.7 million compared to 2003 due to the provision for arena commitments recorded in the second half of 2003.
      Selling, general and administrative expenses had a net increase totaling $4.7 million in 2004 compared to 2003 primarily due to a $8.1 million increase in professional and management fees offset by a $3.7 million decrease in wages and benefits.
      Income from operations for the Domestic segment for 2004 increased by $34 million compared to 2003. This increase was comprised of net increases due to cessation of construction activities ($6.6 million), higher energy and scrap metal revenues as well as increased supplemental waste processed ($13 million), lower interest expense on project debt ($27 million), a decrease in write-off of assets held for use ($16.7 million) and a ($5.8 million) decrease in operating costs and expenses related to the wind down of non-energy businesses. These increases were offset by net decreases due to higher operating and maintenance expenses ($4.3 million), the expiration of a hydroelectric lease ($2.7 million), restructuring of existing projects ($12.5 million), the deconsolidation of Remaining Debtors ($5.1 million), the elimination of amortization of deferred gains due to fresh start adjustments ($7.2 million), increases in selling, general and administrative expense ($4.7 million) and the increase in depreciation expense due to fresh start accounting adjustments ($3.3 million).

International Segment
      The following table summarizes the historical results of operations of the International segment for the years ended December 31, 2004 and 2003 (in thousands of dollars):

	For the Period	For the Period
	January 1,	March 11,	Combined Results	Results for the Year
	through	through	for the Year Ended	Ended
	March 10, 2004	December 31, 2004	December 31, 2004	December 31, 2003

Service revenues	$1,170	$5,091	$6,261	$7,180
Electric & steam sales	34,365	99,180	133,545	164,182
Construction revenues	—	—	—	—
Other revenues	—	—	—	5

Total revenues	$35,535	$104,271	$139,806	$171,367

Operating income	$3,130	$14,776	$17,906	$24,135
      Total revenues for the International segment for 2004 compared to 2003 decreased by $31.5 million. This decrease primarily resulted from the deconsolidation of the Philippines Magellan Project (“MCI”) facility totaling $17.2 million, a $12 million energy sales reduction due to lower demand in 2004 at the CPIH facilities in India and a $4.6 million decrease due to the expiration of contracts at one of the CPIH facilities in the Philippines. These decreases were offset by a $3 million increase due to higher steam tariffs at CPIH’s facilities in China.
      International plant operating costs were lower by $19.1 million, of which $18.1 million was due to deconsolidation of the MCI facility and $8 million was due to lower demand at CPIH’s facilities in India, offset by a $8.2 million increase in fuel costs at CPIH’s facilities in China.
      Depreciation and amortization for 2004 decreased $6 million as a result of fresh start accounting adjustments.

      Net interest on project debt for 2004 decreased $3.7 million compared to 2003. The decrease resulted from a $1.6 million decrease due to the deconsolidation of the MCI facility and a $2.9 million decrease due to lower interest rates at two facilities in India.
      Income from operations for the International segment for 2004 decreased $6.7 million compared to 2003 due to a decrease in revenues discussed above, an increase in fuel costs at the CPIH facilities in China and increased overhead costs at CPIH post emergence offset by a combination of lower plant operating costs in India, reductions in depreciation expense as a result of fresh start accounting adjustments, the deconsolidation of the MCI facility and a reduction of interest on project debt.
COVANTA’S CAPITAL RESOURCES AND COMMITMENTS
      The following chart summarizes the various components and amounts of Domestic Covanta and CPIH project and corporate debt as of December 31, 2004 (In millions). Danielson has no obligations with respect to any of the project or corporate debt of Covanta, CPIH, or their respective subsidiaries.

      The following table summarizes Covanta’s gross contractual obligations including: project debt, recourse debt, leases and other contractual obligations as of December 31, 2004. (Amounts expressed in thousands of dollars. Note references are to the Notes to the Consolidated Financial Statements):

		Payments Due by Period

		Less Than			After
	Total	One Year	1 to 3 Years	4 to 5 Years	5 Years

Domestic Covanta project debt (Note 20)(1)	$842,154	$84,718	$269,019	$144,213	$344,204
CPIH project debt (Note 20)	102,583	24,983	43,839	28,543	5,218

Total project debt (Note 20)	944,737	109,701	312,858	172,756	349,422
Domestic Covanta high yield notes (Note 19)	207,736	—	—	—	207,736
Domestic Covanta unsecured notes (Note 19)	28,000	—	11,700	7,800	8,500
CPIH term loan (Note 19)	76,852	—	76,852	—	—
Other recourse debt (Note 19)	308	112	196	—	—

Total debt obligations of Covanta	1,257,633	109,813	401,606	180,556	565,658
Less:
Non-recourse project debt	(944,737)	(109,701)	(312,858)	(172,756)	(349,422)
Non-recourse CPIH term debt (Note 19)	(76,852)	—	(76,852)	—	—

Domestic Covanta recourse debt	$236,044	$112	$11,896	$7,800	$216,236

(1)	Includes $38 million of Domestic Covanta’s unamortized project debt premium.
      Additionally, Covanta has scheduled project debt and recourse debt interest payments of approximately $71.1 million in 2005; $167.5 million combined for 2006 through 2008; $82 million combined in 2009 and 2010; and $108 million in the years after 2010. Recourse debt interest payments include letter of credit fees through the year Covanta anticipates they will no longer be required.
      Covanta expects to make minimum contributions of $3.1 million to its defined benefit plans and $1.7 million to its postretirement benefit plans during 2005.
      Domestic Project Debt. Financing for Domestic Covanta’s waste-to-energy projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For most facilities owned by a Domestic Covanta subsidiary, the issuer of the bonds loans the bond proceeds to a Covanta subsidiary to pay for facility construction. The municipality then pays to the subsidiary as part of its service fee amounts necessary to pay debt service on the project bonds. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in Danielson’s consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Domestic Covanta subsidiaries is described in the table above as non-recourse project debt. The only potential recourse to Covanta with respect to project debt arises under the operating performance guarantees described below.
      With respect to such facilities, debt service is in most instances an explicit component of the fee paid by the municipal client. Such fees are paid by the municipal client to the trustee for the applicable project debt and held by the trustee until applied as required by the project debt documentation. While these funds are held by the trustee they are reported as restricted funds held in trust on Danielson’s consolidated balance sheet. These funds are not generally available to Covanta.

      International Project Debt. Financing for projects in which CPIH has an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Domestic Covanta. Project debt relating to two CPIH projects in India is included as “Project debt (short- and long-term)” in Danielson’s consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants complied with.
      Recourse Debt. Domestic Covanta’s and CPIH’s recourse debt obligations arise from its Chapter 11 proceeding and are outlined on the following table:
Domestic Covanta Debt

Designation	Principal Amount	Interest	Principal Payments	Security

High Yield Notes	$207.7 million (as of December 31, 2004) accreting to an aggregate principal amount of $230 million	Payable semi- annually in arrears at 8.25% per annum on $230 million	Due on maturity in March 2011	Third priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s domestic subsidiaries which are borrowers.

Designation	Principal Amount	Interest	Principal Payments	Security

Unsecured Notes	$28 million (est.), based on determination of allowed pre-petition unsecured obligations	Payable semi- annually in arrears at 7.5% per annum	Annual amortization payments of $3.9 million beginning March 2006 with the remaining balance due at maturity in March 2012	Unsecured and subordinated in right of payment to all senior indebtedness of Covanta including, the First Lien Facility and the Second Lien Facility, the High Yield Notes; will otherwise rank equal with, or be senior to, all other indebtedness of Covanta.

CPIH Debt

Designation	Principal Amount	Interest	Principal Payments	Security

Term Loan Facility	$76.9 million (as of December 31, 2004)	Payable monthly in arrears at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to the extent available and otherwise payable as increase to the principal amount of the loan	Due on maturity in March 2007	Second priority lien on substantially all of the CPIH borrowers’ assets not otherwise pledged.
      The First Lien Facility, the Second Lien Facility, the High Yield Notes and Unsecured Notes provide that Domestic Borrowers must comply with certain affirmative and negative covenants. In addition, the CPIH Term Loan Facility and the CPIH Revolving Credit Facility provide that CPIH Borrowers must comply with certain affirmative and negative covenants. Below are descriptions of such covenants as well as other material terms and conditions of such agreements.
      Material Terms of High Yield Notes: Interest is due semi-annually in arrears on the principal amount of the outstanding High Yield Notes at a rate of 8.25% per annum. The High Yield Notes are secured by a third priority lien on Covanta’s domestic assets. In addition, all or part of the High Yield Notes are pre-payable by Covanta at par of 100% of the accreted value prior to March 15, 2006 and thereafter at a premium starting at 104.625% of par and decreasing during the remainder of the term of the High Yield Notes. There are no mandatory sinking fund provisions. Upon the occurrence of a change of control event and certain sales of assets, Covanta is obligated to offer to repurchase all or any part of the High Yield Notes at 101% of par on the accreted value.
      Covanta must comply with certain covenants, including among others:

•	restrictions on the payment of dividends, the repurchase of stock, the incurrence of indebtedness and liens and the repayment of subordinated debt, unless certain specified financial and other conditions are met;

•	restrictions on the sale of certain material amounts of assets or securities, unless specified conditions are met;

•	restrictions on material transactions with affiliates;

•	limitations on engaging in new lines of business; and

•	preserving its corporate existence and its material rights and franchises.
      The High Yield Notes shall become immediately due and payable in the event that Covanta or certain of its affiliates become subject to specified events of bankruptcy or insolvency, and shall become immediately due and payable upon action taken by the trustee under the indenture or holders of a certain specified percentage of principal under outstanding High Yield Notes, in the event that any of the following occurs after expiration of applicable cure periods:

•	a failure by Covanta to pay amounts due under the High Yield Notes or certain other debt instruments;

•	a judgment or judgments are rendered against Covanta that involve an amount in excess of $10 million, to the extent not covered by insurance; and

•	a failure by Covanta to comply with its obligations under the indenture relating to the High Yield Notes.

      Material Terms of Unsecured Notes: Covanta has authorized the issuance of up to $50 million in principal amount of Unsecured Notes as distributions to certain creditors in its bankruptcy proceeding, of which it expects to issue approximately $28 million. Interest will be payable semi-annually at a rate of 7.5%. Annual amortization payments of approximately $3.9 million will be paid beginning in 2006, with the balance due on maturity in March 2012. There are no mandatory sinking fund provisions and Covanta may redeem the Unsecured Notes at any time without penalty or premium. Upon the occurrence of a change of control event and certain sales of assets, Covanta is obligated to offer to repurchase all or any part of the Unsecured Notes at 101% of par value.
      Covanta must comply with certain covenants, including among others:

•	restrictions on the payment of dividends, the repurchase of stock, the incurrence of indebtedness and liens and the repayment of subordinated debt, unless certain specified financial and other conditions are met;

•	restrictions on the sale of certain material amounts of assets or securities, unless specified conditions are met;

•	restrictions on material transactions with affiliates; and

•	preserving its corporate existence and its material rights and franchises.
      The Unsecured Notes shall become immediately due and payable in the event that Covanta or certain of its affiliates become subject to specified events of bankruptcy or insolvency and shall become immediately due and payable, upon action taken by the trustee under the indenture of holders of a certain specified percentage of principal under outstanding Unsecured Notes in the event that any of the following occurs after expiration of applicable cure periods:

•	a failure by Covanta to pay amounts due under the High Yield Notes or certain other debt instruments; and

•	a failure by Covanta to comply with its obligations under the indenture pertaining to the Unsecured Notes.
      Material Terms of CPIH Term Loan Facility: CPIH’s term loan facility is secured by a second priority lien on the same collateral, junior only to the lien with respect to the CPIH revolver described in “Covanta’s Liquidity” below. The principal amount of the CPIH term debt, as of December 31, 2004, was $76.9 million. The CPIH term debt matures in March 2007 and bears interest at the rate per annum of 10.5% (6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise such interest shall be paid in kind by adding it to the outstanding principal balance).
      The mandatory prepayment provisions, affirmative covenants, negative covenants and events of default under the CPIH Term Loan Facility are similar to those found in the First Lien Facility and the Second Lien Facility described below.

Other Commitments.
      Covanta’s other commitments as of December 31, 2004 were as follows (in thousands of dollars):

	Commitments Expiring by Period

		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$192,946	$21,463	$171,483
Surety bonds	19,444	—	19,444

Total other commitments — net	$212,390	$21,463	$190,927

      The letters of credit were issued pursuant to the facilities described below under “Liquidity” to secure the Company’s performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
      Two of these letters of credit relate to a waste-to-energy project and are provided under the First Lien Facility. This facility currently provides for letters of credit in the amount of approximately $120 million and generally reduces semi-annually as the related contractual requirement reduces until 2009, when the letters of credit are no longer contractually required to be maintained. The other letters of credit are provided under the Second Lien Facility and one unsecured letter of credit facility, in support of Domestic Covanta’s businesses and to continue existing letters of credit required by CPIH’s businesses. Some of these letters of credit reduce over time as well, and one of such reducing letters of credit may be cancelled if Covanta receives an investment grade rating from both Moody’s Investors Service and Standard & Poor’s. As of December 31, 2004, Domestic Covanta had approximately $47 million in available capacity for additional letters of credit under the Second Lien Facility.
      The following table describes the reduction in letter of credit requirements, through 2010, for all existing letters of credit; the table does not include amounts with respect to new letters of credit that may be issued (in thousands of dollars):

	December 31,

	2005	2006	2007	2008	2009

Total First Lien LCs	$108,967	$89,775	$90,918	$44,466	$—
Total Second Lien LCs	60,487	60,487	55,487	50,487	50,487
Total Other LCs	2,029	1,728	1,500	1,500	1,500

Total Combined LCs	$171,483	$151,990	$147,905	$96,453	$51,987

      Covanta believes that it will be able to fully perform its contracts to which these letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of Covanta’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank.
      The surety bonds listed on the table above relate to performance under its former waste water treatment operating contracts ($8.5 million) and possible closure costs for various energy projects when such projects cease operating ($10.9 million). Were these bonds to be drawn upon, Covanta would ordinarily have a contractual obligation to indemnify the surety company. However, since these indemnity obligations arose prior to Covanta’s bankruptcy filing, the surety companies’ indemnity claims would entitle them to share only in a limited distribution along with other unsecured creditors under the Reorganization Plan. Because such claims share in a fixed distribution under the Reorganization Plan, Covanta expects that any such distribution will not affect the obligations of Domestic Covanta or CPIH. The sureties may have additional rights to make claims against retainage or other funds owed to Covanta with respect to projects for which surety bonds were issued. Covanta expects that enforcement of such rights will not have any material impact upon results of operations and financial condition of Domestic Covanta or CPIH.
      Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta, Covanta’s potential maximum liability as of December 31, 2004 associated with the repayment of the municipalities’ debt on such facilities is in excess of $1 billion. This amount was not recorded as a liability in Danielson’s Consolidated Balance Sheet as of December 31, 2004 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta-owned waste-to-energy facilities could expose Covanta to recourse liability on project debt shown on the foregoing table. Covanta also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
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
COVANTA’S LIQUIDITY
      An important objective of management is to provide reliable service to its clients while generating sufficient cash to meet its liquidity needs. Maintaining historic facility production and optimizing cash receipts is necessary to assure that the Company has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments. Under its current principal financing arrangements, Covanta does not expect to receive any cash contributions from Danielson and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to Danielson.
      At December 31, 2004, Domestic Covanta had $63.1 million in unrestricted cash. Restricted funds held in trust largely reflects payments from municipal clients under Service Agreements as the part of the service fee due reflecting debt service. These payments are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. Covanta does not have access to these funds. In addition, as of December 31, 2004, Domestic Covanta had $32.8 million in cash held in restricted accounts to pay for additional emergence expenses that are estimated to be paid after emergence. Cash held in such reserve accounts is not available for general corporate purposes.
      During the year, CPIH made payments of $19.6 million to reduce outstanding principal on its term loan, a portion of which was funded by the sale of its interest in an energy facility in Spain. At December 31, 2004, CPIH had $3.8 million in its domestic accounts. CPIH also had $11.1 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S. due to the: (i) requirements of the relevant project financing documents; (ii) applicable laws affecting the foreign project; (iii) contractual obligations; and (iv) prevention of material adverse tax liabilities to Covanta and subsidiaries. While CPIH’s existing term loan and revolver are outstanding CPIH’s cash balance is not available to be transferred to Domestic Covanta.
      CPIH’s receipt of cash distributions can be less consistent and predictable than that of Domestic Covanta because of restrictions associated with project financing arrangements at the project level and other risks inherent with foreign operations. As a result of these factors, CPIH may have sufficient cash during some months to pay principal on its corporate debt, but have insufficient cash to pay principal during other months. To the extent that CPIH has insufficient cash in a given month to pay the full amount of interest then due on its term loan facility at the rate of 10.5%, it is permitted to pay up to 4.5% of such interest in kind, which amount is added to the principal amount outstanding.

      Domestic Covanta and CPIH have entered into the following credit facilities which provide liquidity and letters of credit relating to their respective businesses. As of December 31, 2004, neither Domestic Covanta nor CPIH had made any borrowings under their respective liquidity facilities.

Designation	Purpose	Term	Security

Domestic Covanta Facilities
First Lien Facility	To provide for letter of credit required for a Covanta waste-to- energy facility	Expires March 2009	First priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s subsidiaries which are domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
Second Lien Facility	To provide for certain existing and new letters of credit and up to $10 million in revolving credit for general corporate purposes	Expires March 2009	Second priority lien in substantially all of the assets of the domestic borrowers not subject to prior liens. Guaranteed by domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
CPIH Facility
Revolving Loan Facility	Up to $9.1 million	Expires March 2007	First priority lien on the stock of CPIH and substantially all of the CPIH borrowers’ assets not otherwise pledged.
See Note 17 to the Notes to Consolidated Financial Statements.
      All obligations under Covanta’s financing arrangements which existed prior to and during its bankruptcy proceeding were discharged on March 10, 2004, the effective date of the Reorganization Plan. On the same date and pursuant to the Reorganization Plan, Covanta entered into new credit facilities, as described below.
      The Domestic Borrowers entered into two credit facilities to provide letters of credit and liquidity in support of Covanta’s domestic operations and to maintain existing letters of credit in support of its international operations. The Domestic Borrowers entered into the First Lien Facility, secured by a first priority lien on substantially all of the assets of the Domestic Borrowers not subject to prior liens (the “Collateral”). The First Lien Facility provides commitments for the issuance of letters of credit in the initial aggregate face amount of up to $139 million with respect to waste-to-energy facility. The First Lien Facility reduces semi-annually as the contractually required letter of credit for this facility reduces. As of December 31, 2004, this requirement was approximately $119.7 million. Additionally, the Domestic Borrowers entered into the Second Lien Facility, secured by a second priority lien on the Collateral. The Second Lien Facility is a letter of credit and liquidity facility in the aggregate amount of $118 million up to $10 million of which may be used for cash borrowings on a revolving basis for general corporate purposes. Among other things, the Second Lien Facility will provide Covanta with the ability to obtain new letters of credit as may be required with respect to various domestic waste-to-energy facilities, as well as to maintain existing letters of credit with respect to international projects. Both the First Lien Facility and the Second Lien expire in March 2009.
      The Domestic Borrowers also entered into the Domestic Intercreditor Agreement with the respective lenders under the First Lien Facility and Second Lien Facility and the trustee under the indenture for the High Yield Notes. It provides for certain provisions regarding the application of payments made by the Domestic Borrowers among the respective creditors and certain matters relating to priorities upon the exercise of remedies with respect to the Collateral.
      Under these facilities, as described below, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit. In accordance with the annual cash flow and the excess cash on hand provisions of the First and Second Lien Facilities, Domestic Covanta deposited $3.2 million and $10.5 million on January 3, 2005 and March 1, 2005, respectively, into a restricted collateral account for this purpose. This restricted collateral will become available to the Domestic Borrowers if it refinances is current recourse debt.
      Material Terms of First and Second Lien Facilities: Both the First Lien Facility and the Second Lien Facility provide for mandatory prepayments of all or a portion of amounts funded by the lenders under letters of credit and the revolving loan upon the sales of assets, incurrence of additional indebtedness, availability of annual cash flow, or cash on hand above certain base amounts, and change of control transactions. To the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
      The First Lien Facility and the Second Lien Facility require cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. Covanta paid a 1% upfront fee upon entering into the First Lien Facility, and will pay with respect to each issued letter of credit (i) a fronting fee equal to the greater of $500 or 0.25% per annum of the daily amount available to be drawn under such letter of credit, (ii) a letter of credit fee equal to 2.5% per annum of the daily amount available to be drawn under such letter of credit, and (iii) an annual fee of $1,500.
      The revolving loan component of the Second Lien Facility bears interest at either (i) 4.5% over a base rate with reference to either the Federal Funds rate of the Federal Reserve System or Bank One’s prime rate, or (ii) 6.5% over a formula Eurodollar rate, the applicable rate to be determined by Covanta (increasing by 2% over the then applicable rate in specified default situations). Covanta also paid an upfront fee of $2.8 million upon entering into the Second Lien Facility, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000, and (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit.
      The terms of both of these facilities require Covanta to furnish the lenders with periodic financial, operating and other information. In addition, these facilities further restrict, without a consent of its lenders under these facilities, Covanta’s ability to, among others:

•	incur indebtedness, or incur liens on its property, subject to specific exceptions;

•	pay any dividends on or repurchase any of its outstanding securities, subject to specific exceptions;

•	make new investments, subject to specific exceptions;

•	deviate from specified financial ratios and covenants, including those pertaining to consolidated net worth, adjusted EBITDA, and capital expenditures;

•	sell any material amount of assets, enter into a merger transaction, liquidate or dissolve;

•	enter into any material transactions with shareholders and affiliates; amend its organization documents; and

•	engage in a new line of business.
      All unpaid principal of and accrued interest on the revolving loan, and an amount equal to 105% of the maximum amount that may at any time be drawn under outstanding letters of credit, would become immediately due and payable in the event that Covanta or certain of its affiliates (including Danielson) become subject to specified events of bankruptcy or insolvency. Such amounts shall also become immediately due and payable, upon action taken by a certain specified percentage of the lenders, in the event that any of the following occurs after the expiration of applicable cure periods:

•	a failure by Covanta to pay amounts due under the Domestic Covanta Facilities or other debt instruments;

•	breaches of representations, warranties and covenants under the Domestic Covanta Facilities;

•	a judgment or judgments are rendered against Covanta that involve an amount in excess of $5 million, to the extent not covered by insurance;

•	any event that has caused a material adverse effect on Covanta;

•	a change in control;

•	the Intercreditor Agreement or any security agreement pertaining to the Domestic Covanta Facilities ceases to be in full force and effect;

•	certain terminations of material contracts; or

•	any securities issuance or equity contribution which is reasonably expected to have a material adverse effect on the availability of NOLs.
      Material Terms of CPIH Revolving Loan Facility: CPIH Borrowers entered a revolving credit facility, which is secured by a pledge of the stock of CPIH and a first priority lien on substantially all of the CPIH Borrowers’ assets not otherwise pledged. The revolver provided an initial commitment for cash borrowings of up to $10 million for purposes of supporting the international independent power business. The amount of this commitment reduces per formula in the event of asset sale, receipt of insurance or condemnation proceeds, issuance of new CPIH indebtedness, receipt of tax refunds and/or cash on hand in excess of stated liquidity requirements. Through December 31, 2004, CPIH had not sought to make draws on this facility and the outstanding commitment amount has been reduced to $9.1 million.
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
      The CPIH Borrowers also entered into the International Intercreditor Agreement, with the respective lenders under the revolver and the term debt, and Reorganized Covanta, that sets forth, among other things, certain provisions regarding the application of payments made by the CPIH Borrowers among the respective lenders and reorganized Covanta and certain matters relating to the exercise of remedies with respect to the collateral pledged under the loan documents.
      Certain Domestic Borrowers are guarantors of performance obligations of some international projects or are the reimbursement parties with respect to letters of credit issued to secure obligations relating to some international projects. The International Intercreditor Agreement provides that the Domestic Borrowers will be entitled to reimbursements of operating expenses incurred by the Domestic Borrowers on behalf of the CPIH Borrowers and payments, if any, made with respect to the above mentioned guarantees and reimbursement obligations.
      The mandatory prepayment provisions, affirmative covenants, negative covenants and events of default under the two international credit facilities are similar to those found in the First Lien Facility and the Second Lien Facility.
      Covanta believes cash available to CPIH and its subsidiaries, together with borrowing under the CPIH revolver will provide CPIH with sufficient liquidity to meet its operational needs and pay required debt service due prior to maturity. Covanta believes that CPIH will need to refinance its indebtedness at or prior to maturity in March 2007 unless asset sales affected prior to such time are sufficient to repay all CPIH indebtedness. Although Danielson has received a commitment to refinance the CPIH recourse debt, there can be no assurance that CPIH will be able to refinance such indebtedness at maturity or that such assets sales will be sufficient to repay CPIH indebtedness prior to its maturity.
Covanta Non-GAAP Financial Measures
      The following summarizes unaudited non-GAAP financial information for Covanta. Certain items are included that are not measured under U.S. generally accepted accounting principles (“GAAP”) and are not intended to supplant the information provided in accordance with GAAP. Furthermore, these measures may not be comparable to those used by other companies. The following information should be read in conjunction with the financial statements and footnotes included herein.
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
      The following table provides additional information with respect to cash available to pay Domestic Covanta’s and CPIH’s corporate debt and letter of credit fees, for the period March 11 through December 31, 2004 in thousands of dollars.

	DOMESTIC	CPIH	CONSOLIDATED

Operating Income	$62,232	$14,776	$77,008
Depreciation and amortization	48,805	7,016	55,821
Change in unbilled service receivables	11,221	—	11,221
Project debt principal repaid	(42,535)	(25,408)	(67,943)
Borrowings for facilities	—	14,488	14,488
Change in restricted funds held in trust	(7,871)	(5,968)	(13,839)
Change in restricted funds for emergence costs	65,681	—	65,681
Change in accrued emergence costs	(65,681)	—	(65,681)
Change in other liabilities	(2,545)	(459)	(3,004)
Distributions to minority partners	(5,272)	(2,989)	(8,261)
Distributions from investees and joint ventures	—	14,705	14,705
Dividends from equity investees	—	3,106	3,106
Amortization of premium and discount	(10,457)	—	(10,457)
Proceeds from sale of businesses	—	1,799	1,799
Investments in facilities	(10,083)	(1,794)	(11,877)
Change in other assets	(3,947)	12,636	8,689

	DOMESTIC	CPIH	CONSOLIDATED

Cash generated for recourse debt and letter of credit fees, pre-tax	39,548	31,908	71,456
Corporate income taxes paid:
Foreign	—	(2,779)	(2,779)
State	(2,926)	—	(2,926)
Federal	(1,000)	(1,100)	(2,100)

Cash generated for recourse debt and letter of credit fees, after taxes	35,622	28,029	63,651
Cash balance, beginning of period	45,307	12,488	57,795

Cash available for corporate debt and letter of credit fees	80,929	40,517	121,446
Recourse debt service and letter of credit fees paid-net	(17,759)	(5,902)	(23,661)
Payment of principal recourse debt	(47)	(19,626)	(19,673)

Cash balance, end of period	$63,123	$14,989	$78,112

      Reconciliation of cash generated for corporate debt and letter of credit fees after taxes to cash provided by operating activities for the period March 11, 2004 through December 31, 2004 (in thousands of dollars):

Cash generated for recourse debt and letter of credit fees	$63,651
Investment in facilities	11,877
Borrowing for facilities	(14,488)
Distributions from investees and joint ventures	(14,705)
Distribution to minority partners	8,261
Change in restricted funds held in trust	13,839
Payment of project debt	67,943
Recourse debt service and letter of credit fees paid — net	(23,661)
Other cash provided in investing activities	1,114

Cash provided by operating activities for the period March 11, 2004 to December, 2004	$113,831

PROPOSED REFINANCING OF DEBT, LIQUIDITY AND LETTER OF CREDIT FACILITIES
      In connection with the proposed acquisition of Ref-Fuel, Danielson has received commitments to finance the acquisition and to refinance all of Domestic Covanta’s and CPIH’s recourse debt. The financing is not expected to alter the project debt of Covanta’s subsidiaries, or the existing corporate and project debt of Ref-Fuel’s subsidiaries other than a revolving loan facility being replaced. The following chart indicates the anticipated combined capital structure of Covanta and its subsidiaries following the proposed acquisition. Amounts shown below are as of December 31, 2004 unless otherwise indicated (in millions).

      Many of the material terms of Covanta’s proposed new debt and refinanced debt, including interest rates, security and covenants have not been finalized. Such proposed debt will consist of first and second lien secured facilities. The first lien facilities are expected to include:

•	$100 million revolving loan facility, expiring 2011;

•	$340 million letter of credit facility expiring 2011; and

•	$250 million variable rate term loan facility due 2012.
The second lien facility is expected to consist of a $450 million variable rate term loan facility due 2012, a portion of which may be converted to fixed rate notes.
      In connection with the debt financing commitments of Goldman Sachs Credit Partners, LLP and Credit Suisse First Boston, Danielson has agreed to establish a dedicated cash reserve to be used if necessary to contribute capital into NAICC in order to maintain certain risk-based capital ratios. Danielson estimates such reserve will be funded with approximately $6.5 million in cash at closing of the financing.
      The acquisition of Ref-Fuel and the refinancing of Covanta’s and CPIH’s existing corporate debt are or will be subject to numerous conditions. These include:

•	successful closing of the Ref-Fuel Rights Offering;

•	receipt of all regulatory approvals; and

•	the absence of material adverse changes to Covanta’s and Ref-Fuel’s businesses.
      Danielson will incur no fees or obligations to Goldman Sachs Credit Partners, LLP, Credit Suisse First Boston, or any other lenders seeking to participate in the proposed debt financing or refinancing, if the acquisition, or the related financing or refinancing does not occur.
      There can be no assurance that the acquisition, or the related refinancings of Domestic Covanta’s and CPIH’s corporate debt, will occur.
OTHER
Quezon Power
      Manila Electric Company (“Meralco”), the sole power purchaser for Covanta’s Quezon Project, is engaged in discussions and legal proceedings with instrumentalities of the government of the Philippines relating to past billings to its customers, cancellations of recent tariff increases, and potential tariff increases. The outcome of these proceedings may affect Meralco’s financial condition.
      Quezon Project management continues to negotiate with Meralco with respect to proposed amendments to the power purchase agreement to modify certain commercial terms under the existing contract, and to resolve issues relating to the Quezon Project’s performance during its first year of operation. Following the first year of the operation, in 2001, based on a claim that the plant’s performance did not merit full payment, Meralco withheld a portion of each of several monthly payments to the Quezon Project that were due under the terms of the power purchase agreement. The total withheld amount was $10.8 million. Although the Quezon Project was able to pay all of its debt service and operational costs, the withholding by Meralco constituted a default by Meralco under the power purchase agreement and a potential event of default under the project financing agreements. To address this issue, Quezon Project management agreed with project lenders to hold back cash from distributions in excess of the reserve requirements under the financing agreements in the amount of approximately $20.5 million.
      In addition to the issues under the power purchase agreement, issues under the financing agreements arose during late 2003 and 2004 regarding compliance with the Quezon Project operational parameters and the Quezon Project’s inability to obtain required insurance coverage. In October 2004, Covanta and other Quezon project participants, with the consent of the Quezon Project lenders, amended certain of the Quezon Project documents to address such operational matters, resolving all related contract issues. Subsequently, the project lenders granted a waiver with respect to the insurance coverage issue because contractual coverage levels were not then commercially available on reasonable terms. At approximately the same time, Quezon Project management sought, and successfully obtained, a reduction of the hold back amount discussed above, resulting in a new excess hold back of approximately $10.5 million with effect from November 2004.
      Adverse developments in Meralco’s financial condition or delays in finalizing the power purchase agreement amendments and potential consequent lender actions are not expected to adversely affect Covanta’s liquidity, although it may have a material affect on CPIH’s ability to repay its debt prior to maturity. In late 2004, Meralco successfully refinanced $228 million in expiring short-term debt on a long-term 7 year basis, improving Meralco’s financial condition.
Insurance
      Danielson has obtained insurance for its assets and operations that provide coverage for what Danielson believes are probable maximum losses, subject to self-insured retentions, policy limits and premium costs which Danielson believes to be appropriate. However, the insurance obtained does not cover Danielson for all possible losses.
Off Balance Sheet Arrangements
      During 2004, subsidiaries of Covanta were parties to lease arrangements with Covanta’s municipal clients at its Union County, New Jersey and its Alexandria, Virginia waste-to–energy facilities. At its Union County facility, Covanta’s operating subsidiary leases the facility from the Union County Utilities Authority (the “UCUA”) under a lease that expires in 2023, which Covanta may extend for an additional five years. Rent under the lease is sufficient to allow the UCUA to repay tax exempt bonds issued by it to finance the facility and which mature in 2023.
      At its Alexandria facility, a Covanta subsidiary is a party to a lease related to certain pollution control equipment that was required in connection with the Clean Air Act amendments of 1990, and which were financed by the City of Alexandria and by Arlington County, Virginia. Covanta’s subsidiary owns this facility, and rent under this lease is sufficient to pay debt service on tax exempt bonds issued to finance such equipment and which mature in 2013.
      Covanta is also a party to lease arrangements pursuant to which it leases rolling stock in connection with its waste-to-energy and independent power facilities, as well as certain office equipment. Rent payable under these arrangements is not material to the Company’s financial condition.
      Covanta generally uses operating lease treatment for all of the foregoing arrangements. A summary of the Company’s operating lease obligations is contained in Note 22 to the consolidated financial statements.
      Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta, Covanta’s potential maximum liability as of December 31, 2004 associated with the repayment of the municipalities’ debt on such facilities is in excess of $1 billion. This amount was not recorded as a liability in Danielson’s Consolidated Balance Sheet as of December 31, 2004 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta-owned waste-to-energy facilities could expose Covanta to liability under the limited recourse provisions on project debt related to its facilities. See Note 20 to the Notes to Consolidated Financial Statements for additional information relating to Covanta’s project debt. Covanta also believes that it has not incurred such damages at the date of the financial statements. If the local subsidiaries contractual breach of pertinent sections of their contract were to occur, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
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
      The Company has investments in several investees and joint ventures which are accounted for under the equity and cost methods and therefore does not consolidate the financial information of those companies. (See Note 5 to the Notes to the Consolidated Financial Statements for additional information regarding these leases.)
Contract Structures and Duration
      Covanta attempts to structure contracts related to its domestic waste-to-energy projects as fixed price operating contracts which escalate in accordance with indices Covanta believes appropriate to reflect price inflation, so that its revenue is relatively stable for the contract term. Covanta’s returns will be similarly stable if it does not incur material unexpected operation and maintenance or other expense. In addition, most of Covanta’s waste-to-energy project contracts are structured so that contract counterparties generally bear the costs associated with events or circumstances not within Covanta’s control, such as uninsured force majeure events and changes in legal requirements. The stability of Covanta’s domestic revenue and returns could be affected by its ability to continue to enforce these obligations. Also, at some of Covanta’s waste-to-energy facilities, commodity price risk is further mitigated by passing through commodity costs to contract counterparties. With respect to its domestic and international independent power projects, such structural features generally do not exist because either Covanta operates and maintains such facilities for its own account or does so on a cost-plus rather than a fixed fee basis.
      Certain energy contracts related to domestic projects provide for energy sales prices linked to the “avoided costs” of producing such energy and, therefore, energy revenues fluctuate with various economic factors. In most of Covanta’s waste-to-energy projects, the operating subsidiary retains only a fraction of the energy revenues (generally 10%) with the balance used to provide a credit to the Client Community against its disposal costs. Therefore, the Client Community derives most of the benefit and risk of changing energy prices. One of Covanta’s waste-to-energy facilities sells electricity to the regional electricity grid without a contract and is therefore subject to energy market price fluctuation.
      At some of Covanta’s domestic and international independent power projects, Covanta’s operating subsidiary purchases fuel in the open markets. Covanta is exposed to fuel price risk at these projects. At other plants, fuel costs are contractually included in Covanta’s electricity revenues, or fuel is provided by Covanta’s customers. In some of Covanta’s international projects, the project entity (which in some cases is not a subsidiary of Covanta) has entered into long term fuel purchase contracts that protect the project from changes in fuel prices, provided counterparties to such contracts perform their commitments.
      Covanta’s Service Agreements for domestic waste-to-energy projects begin to expire in 2007, and energy sales contracts at Covanta-owned waste-to-energy projects generally expire at or after the date on which that project’s Service Agreement expires. Expiration of these contracts will subject Covanta to greater market risk in maintaining and enhancing its revenues. As its Service Agreements at municipally-owned projects expire, Covanta will seek to enter into renewal or replacement contracts to continue operating such projects. As its’ Service Agreements at facilities it owns begin to expire, Covanta intends to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, Covanta believes it will be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. Covanta will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. At Covanta’s domestic facilities, the expiration of existing energy sales contracts will require Covanta to sell project energy output either into the electricity grid or pursuant to new contracts. There can be no assurance that Covanta will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable to Covanta.
      Covanta’s opportunities for growth by investing in new domestic projects will be limited by existing debt covenants, as well as by competition from other companies in the waste disposal business. Because its business is based upon building and operating municipal solid waste processing and energy generating projects, which are capital intensive businesses, in order to provide meaningful growth Covanta must be able to invest its own funds, obtain debt financing, and provide support to its operating subsidiaries. When Covanta was acquired by Danielson and emerged from its bankruptcy proceeding in March 2004, it entered into financing arrangements with restrictive covenants typical of “work out” financings. These covenants essentially prohibit investments in new projects or acquisitions of new businesses, and place restrictions on Covanta’s ability to expand existing projects. The covenants also prohibit borrowings to finance new construction, except in limited circumstances related to specifically identified expansions of existing facilities. In addition, the covenants limit spending for new business development and require that excess cash flow be trapped to collateralize outstanding letters of credit.
      Covanta intends to pursue opportunities to expand the processing capacity where Client Communities have encountered significantly increased waste volumes without corresponding competitively-priced landfill availability. Other than expansions at existing waste-to-energy projects, Covanta does not expect to engage in material development activity which will require significant equity investment. There can be no assurance that Covanta will be able to implement expansions at existing facilities.
Domestic Covanta Waste-To-Energy Project Ownership Structures
      Covanta’s waste-to-energy business originally was developed in response to competitive procurements conducted by municipalities for waste disposal services. One of the threshold decisions made by each municipality early in the procurement process was whether it, or the winning vendor, would own the facility to be constructed; there were advantages and disadvantages to the municipality with both ownership structures. As a result, Domestic Covanta today operates many publicly owned facilities, and owns and operates many others. In addition, as a result of acquisitions of additional projects originally owned or operated by another vendor, Domestic Covanta operates several projects under a lease structure where a third party lessor owns the project. In all cases, Domestic Covanta operates each facility pursuant to a long-term contract, and provides the same service in consideration of a monthly service fee paid by the municipal client.
      Under both ownership structures, the municipalities typically borrowed funds to pay for the facility construction by issuing bonds. In a private ownership structure, the municipal entity loans the bond proceeds to Domestic Covanta’s project subsidiary, and the facility is recorded as an asset, and the project debt is recorded as a liability, on Covanta’s consolidated balance sheet. In a public ownership structure, the municipality would pay for construction without loaning the bond proceeds to Domestic Covanta.
      Regardless of whether a project was owned by Domestic Covanta or its municipal client, the municipality is generally responsible for repaying the project debt after construction is complete. Where it owns the facility, the municipality pays periodic debt service directly to a trustee under an indenture. For most projects where Domestic Covanta owns the facility, the municipal client pays debt service as a component of its monthly service fee payment to Domestic Covanta. As of December 31, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $670 million. As with a public ownership structure, this debt service payment is retained by a trustee, and is not held or available to Covanta for general use. In these private ownership structures, Covanta records on its consolidated financial statements revenue with respect to debt service (both principal and interest) on project debt, and expense for depreciation and interest on project debt.

      Domestic Covanta also owns two waste-to-energy projects for which debt service is not expressly included in the fee it is paid. Rather, Domestic Covanta receives a fee for each ton of waste processed at these projects. As of December 31, 2004, the principal amount of project debt outstanding with respect to these projects was approximately $172 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.
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
Supplemental Financial Information About Domestic Covanta And CPIH
      The following condensed consolidating balance sheets, statements of operations and statements of cash flow provide additional financial information for Domestic Covanta and CPIH. Because Domestic Covanta and CPIH have had separate capital structures and cash management systems only since the Company emerged from bankruptcy on March 10, 2004, therefore comparable information did not exist prior to the Company’s emergence from bankruptcy. For this reason, this supplemental information covers the period March 11, 2004 through December 31, 2004.

CONDENSED CONSOLIDATING BALANCE SHEETS
For the Period Ended December 31, 2004

	DOMESTIC	CPIH	CONSOLIDATED

	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$63,123	$14,989	$78,112
Marketable securities available for sale	3,100	—	3,100
Restricted funds for emergence costs	32,805	—	32,805
Restricted funds held in trust	92,829	23,263	116,092
Unbilled service receivable	58,206	—	58,206
Other current assets	156,995	44,067	201,062

Total current assets	407,058	82,319	489,377
Property, plant and equipment-net	758,727	101,246	859,973
Restricted funds held in trust	104,580	19,246	123,826
Service and energy contracts and other intangible assets	187,932	705	188,637
Unbilled service receivable	107,894	4,152	112,046
Other assets	36,159	60,504	96,663

Total assets	$1,602,350	$268,172	$1,870,522

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current portion of recourse debt	$112	$—	$112
Current portion of project debt	84,719	24,982	109,701
Accrued emergence costs	32,805	—	32,805
Other current liabilities	126,142	25,035	151,177

Total current liabilities	243,778	50,017	293,795
Recourse debt	235,932	76,852	312,784
Project debt	757,435	77,601	835,036
Deferred income taxes	156,326	9,860	166,186
Other liabilities	95,460	2,388	97,848

Total liabilities	1,488,931	216,718	1,705,649

Minority interests	45,940	39,480	85,420
Total shareholders’ equity	67,479	11,974	79,453

Total Liabilities, minority interests and shareholders’ equity	$1,602,350	$268,172	$1,870,522

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Period March 11, through December 31, 2004

	DOMESTIC	CPIH	CONSOLIDATED

	(In thousands of dollars)
Total revenues	$452,931	$104,271	$557,202

Depreciation and amortization	48,805	7,016	55,821
Net interest on project debt	23,786	8,800	32,586
Plant operating and other costs and expenses	318,108	73,679	391,787

Total costs and expenses	390,699	89,495	480,194

Operating income	62,232	14,776	77,008
Interest expense (net of interest income of $518 and $1,340)	(26,911)	(5,937)	(32,848)
Income tax expense	(15,381)	(8,256)	(23,637)
Minority interests	(3,966)	(2,953)	(6,919)
Equity in net income from unconsolidated investments	1,216	16,319	17,535

Net income	$17,190	$13,949	$31,139

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Period March 11, through December 31, 2004

	DOMESTIC	CPIH	CONSOLIDATED

	(In thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,190	$13,949	$31,139
Adjustments to Reconcile Net income to Net Cash Provided by Operating Activities:
Depreciation and amortization	48,805	7,016	55,821
Deferred income taxes	10,202	2,133	12,335
Equity in income from unconsolidated investments	(1,216)	(16,319)	(17,535)
Dividends from equity investees	—	3,106	3,106
Accretion of principal on Senior Secured Notes	2,736	—	2,736
Amortization of premium and discount	(10,457)	—	(10,457)
Minority interests	3,966	2,953	6,919
Other	4,007	(119)	3,888
Management of Operating Assets and Liabilities:
Unbilled service receivables	11,221	—	11,221
Restricted funds held in trust for emergence costs	65,681	—	65,681
Other assets	(6,321)	14,003	7,682
Accrued emergence costs	(65,681)	—	(65,681)
Other liabilities	5,156	1,820	6,976

Net cash provided by operating activities	85,289	28,542	113,831

	DOMESTIC	CPIH	CONSOLIDATED

	(In thousands of Dollars)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in facilities	(10,083)	(1,794)	(11,877)
Proceeds from sale of business	—	1,799	1,799
Distributions from investees	—	14,705	14,705
Other	(1,665)	(1,248)	(2,913)

Net cash (used in) provided by investing activities	(11,748)	13,462	1,714

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings for facilities	—	14,488	14,488
(Increase) decrease in restricted funds held in trust	(7,871)	(5,968)	(13,839)
Payment of project debt	(42,535)	(25,408)	(67,943)
Payment of recourse debt	(47)	(19,626)	(19,673)
Other	(5,272)	(2,989)	(8,261)

Net cash used in financing activities	(55,725)	(39,503)	(95,228)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,816	2,501	20,317
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,307	12,488	57,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,123	$14,989	$78,112

MANAGEMENT DISCUSSION AND ANALYSIS OF INSURANCE SERVICES
      The operations of Danielson’s insurance subsidiary, National American Insurance Company of California, and its subsidiary Valor Insurance Company, Incorporated are primarily property and casualty insurance. Effective July 2003, the decision was made to focus exclusively on the California non-standard personal automobile insurance market. Effective July 7, 2003, NAICC ceased writing new policy applications for commercial automobile insurance and began the process of providing the required statutory notice of its intention not to renew existing policies. As of December 31, 2004, there were not any commercial automobile policies in-force versus policies equivalent to $2.9 in unearned premiums as of December 31, 2003.
Results of Operations — 2004 vs. 2003

Insurance Operating Results
      Net earned premiums were $18 million and $35.9 million for the years ended 2004 and 2003. The change in earned premiums was a direct result of Insurance Services exiting the commercial automobile market in 2003. Net written premiums were $15.2 million for 2004 consisting entirely of non-standard personal automobile policies.
      Net investment income was $2.4 million and $4 million for 2004 and 2003, respectively. The decrease was primarily due to a decrease in the fixed income portfolio basis as well as a reduction in the portfolio yield. Fixed income invested assets portfolio decreased by only $12.1 million in 2004 despite net loss and loss adjustment expenses (“LAE”) reserves declining by $18.9 million. The differential was a result of management reducing its cash and short-term investment positions. Due to the decrease in written premiums on business placed in run-off noted above, NAICC also experienced negative underwriting cash flows. For the years ended 2004 and 2003, the weighted average yield on the bond portfolio was 3.8% and 4.9%, respectively. Of the $1.6 million change in investment income, $0.2 million was the result of amortization recognized on a single bond that was called prior to its maturity date. The effective duration of the portfolio at December 31, 2004 was 2.3 years which management believed was appropriate given the relative short-tail nature of the auto programs and projected run-off of all other lines of business.

      Net realized investment gains of $0.2 million were recognized in 2004 compared to $1 million in 2003. The difference in activity is attributed to management engaging new investment advisors in June 2003 to rebalance the portfolio to address extension, credit and reinvestment risk exposures. Concurrently, interest rates were at 40 year lows and the stock market rebounded significantly in 2003 providing for more robust gains. For 2004, interest rates remained relatively low providing for some gain activity, but the portfolio provided better matching of principal pay-down to claim settlements thus not requiring the same level of disposition activity.
      The net loss and LAE ratios were 71.5% in 2004 and 102.3% in 2003. The decrease in the loss and LAE ratio during 2004 was attributable to much more stable development activity on prior accident years. Although commercial automobile, assumed property and casualty, and Valor workers’ compensation reserves continued to generate unfavorable claim activity, the non-standard personal automobile and California workers’ compensation performed better than anticipated.
      The non-standard personal automobile loss and allocated LAE (“ALAE”) ratio were 49.3% for accident year 2004 versus 60.4% for accident year 2003 recorded in 2003. The accident year 2003 loss and ALAE ratio reduced to 53.7% by 2004 year-end. Non-standard personal automobile claim frequency was 7.7 and 7.9 per 1000 vehicle months for accident years 2004 and 2003, respectively. Claim severity trended favorably for non-standard decreasing by 5.6% from the prior year. Meanwhile average premium per vehicle on the non-standard personal automobile remained constant, despite the mix of business moving towards non-owner policies 33% in 2004 versus 28% in 2003. Historically non-owner policies yield loss and ALAE ratios 10% to 30% lower than owner policies.
      Workers’ compensation reforms were enacted in California in late 2003 and again in April 2004. The effects of the reforms were designed to curb medical cost spending and appear to have resulted in more favorable settlement activity. Although the reforms did not eliminate systemic abuse, they do appear to have modified the behavior of claimants, providers, and applicant attorneys. Although the impact of the reforms can not be measured, management was able to recognize favorable development in the amount of $1.6 million.
      Policy acquisition costs as a percentage of net earned premiums were 24.6% in 2004 and 22.2% in 2003. Policy acquisition costs include expenses which are directly related to premium volume (i.e., commissions, premium taxes and state assessments) as well as certain underwriting expenses which vary with and are directly related to policy issuance. The increase was a result of profit commissions earned by the general agent responsible for the marketing, underwriting and policy administration of the non-standard personal automobile program. The recognition of the profit commission was a direct result of favorable reserve development recognized on accident year 2003 and slightly improved results for accident year 2004.
      General and administrative expenses were $4.4 million in 2004 compared to $6.7 million in 2003. In 2004, management recognized additional pension expense of $0.8 million related to participants electing to receive lump sum distributions of the pension plan and severance costs of $0.1 million related to the outsourcing of its workers’ compensation claims. In 2003 additional allowance for uncollectible reinsurance recoverable of $1.3 million and $0.2 million in employee severance expenses related to business contraction inflated normal expenses. Normalizing both years for items noted, general and administrative costs expenses reduced by $1.6 million. Management continues to examine its expense structure; however, given the decreases in premium production and its obligation to run-off several lines of business, a core amount of fixed governance costs is required and consequently its expense ratio will run higher than industry averages until it can increase premium production.
Results of Operations — 2003 vs. 2002

Insurance Operating Results
      Net earned premiums were $35.9 million and $62.2 million for the years ended 2003 and 2002, respectively. The change in net earned premiums during 2003 was directly related to the change in net written premiums. Net written premiums were $30.4 million and $52.7 million in 2003 and 2002, respectively. Net earned premiums exceeded net written premiums in 2002 due to a significant reduction in NAICC’s commercial automobile line and the decision made in 2001 to exit both the workers’ compensation line of business in all states and private passenger automobile outside of California. Workers’ compensation net written premiums decreased $7.3 million during 2003 over the comparable period in 2002. The commercial automobile net written premiums decreased from $19.5 million in 2002 to $11.9 million in 2003 due to the decision to exit the line in July 2003. Net written premiums for personal automobile lines decreased by $7.4 million during 2003 primarily due to underwriting restrictions placed on the non-standard California private passenger automobile program and the decline in net written premiums outside of California.
      Net investment income decreased primarily due to a decrease in the fixed income portfolio basis as well as a reduction in the portfolio yield. Fixed income invested asset portfolio decreased by $5.6 million in 2003, despite net loss and LAE reserves declining by $8.6 million. The differential was a result of NAICC disposing of substantially all of its equity security holdings in the fourth quarter of 2003 and reinvesting those proceeds, approximately $4.1 million, in fixed income securities. Additionally, NAICC received $2 million in additional paid-in capital from Danielson at year-end. Due to the decrease in written premiums on business placed in run-off noted above, NAICC also experienced negative underwriting cash flows. As of December 31, 2003 and 2002, the weighted average yield on NAICC’s portfolio was 4.9% and 5.9%, respectively. The effective duration of the portfolio at December 31, 2003 was 2.3 years which management believed was appropriate given the relative short-tail nature of the auto programs and projected run-off of all lines of business.
      In 2003, NAICC recognized $1 million in gains from fixed income securities that were maturing in 2004 as a consequence of a dynamic interest rate environment throughout the year. In 2002, a realized investment gain of $5.2 million was recognized upon conversion of the ACL notes into equity. This gain was offset by a $5.1 million loss on non-affiliated equity securities and a $0.9 million gain on fixed maturities. Of the $5.1 million loss on equity securities, $1 million was recorded for other than temporary declines in fair value. NAICC had a net unrealized loss of $1.4 million on its equity portfolio at the end of December 2002 and a modest net unrealized gain at December 31, 2003.
      Net losses and LAE ratios were 102.3% in 2003 and 96.3% in 2002. The increase in the loss and LAE ratio during 2003 was attributable to further recognition of prior accident year reserve development on workers’ compensation and commercial automobile insurance. NAICC has historically priced its non-standard private passenger and commercial auto premium at 68% to 69% of its expected loss and ALAE costs in order to balance its expense structure and market conditions. In 2003, NAICC believed it had a far more successful underwriting year, posting loss and ALAE ratios of 60.4% and 59.5% for its California non-standard auto and entire commercial auto program. These results were commensurate with industry results for 2003 driven primarily by the hard insurance market. Non-standard private passenger and commercial auto claim frequency was 7.9 and 10.6 per 1,000 vehicle months in accident year 2003 compared to 9.5 and 10.8 per 1,000 vehicle months in 2002, respectively. Severity was favorable for both lines as well in 2003 compared to 2002 by reduction of average cost per claim of three percent and six percent for the personal and commercial auto lines, respectively. Although both these indicators were favorable in 2003, the average premium per vehicle on commercial lines had the most significant effect on the loss and ALAE ratio. The average premium per vehicle on commercial lines increased 17.8% for the 2003 accident year. With respect to the personal automobile insurance, the mix of business moving towards non-owner policies 28% in 2003 versus 10% in 2002 had the most significant impact for this program’s improved loss and LAE ratio.
      Policy acquisition costs as a percentage of net earned premiums were 22.2% in 2003 and 22.7% in 2002. The modest decrease was a result of change in the mix of business and a favorable renegotiation by management of its commission structure with its general agent in the fourth quarter of 2003.
      General and administrative expenses increased in 2003 over 2002 levels by $0.8 million primarily due to recording an additional allowance for uncollectible reinsurance recoverable of $1.3 million and $0.2 million in employee severance expenses related to business contraction. Exclusive of the two items noted above, expenses decreased $0.7 million compared to 2002 due to decreased production and previously implemented cost containment efforts.

Cash Flow from Insurance Operations
      Cash used in operations was $18.7 million, $23.2 million and $23.7 million for the years ended December 31, 2004 and 2003, respectively. The ongoing use of cash in operations was due to Insurance Services continuing to make payments related to discontinued lines and territories in excess of premium receipts from the non-standard personal automobile. This negative cash flow restricted Insurance Services from fully re-investing bond maturity proceeds and in some circumstances required the sale of bonds in order to meet obligations as they arose. Cash provided from investing activities was $10.9 million for the year ended December 31, 2004 compared with $17.5 million and $17.6 million for the comparable period in 2003 and 2002, respectively. The $6.7 million decrease in cash provided by investing activities compared to the year ended December 31, 2003 was primarily the result of larger cash balances held at 2003 year-end. There was no cash provided by financing activities for the year ended December 31, 2004 and 2002 compared to the $10 million for 2003 resulted from a $6 million capital contribution by Danielson and the early repayment of a $4 million promissory note in 2003.

Liquidity and Capital Resources of Insurance Operations
      Insurance Services requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. Insurance Services meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, Insurance Services relies on the sale of invested assets. Insurance Services investment policy guidelines require that all loss and LAE liabilities be matched by a comparable amount of investment grade assets. Danielson believes that Insurance Services currently has both adequate capital resources and sufficient reinsurance to meet its current operating requirements.
      The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk based capital requirements (“RBC”). The RBC model for property and casualty insurance companies requires that carriers report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. Insurance Services consolidated RBC is in excess of Company Action Level.
      Two other common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and LAE reserves). A commonly accepted standard for net written premium-to-surplus ratio is 3.0 to 1, although this varies with different lines of business. Insurance Services’ annualized premium-to-year-end statutory surplus ratio of 0.9 to 1 remains well under current industry standards. Insurance Services’ ratio of loss and LAE reserves to statutory surplus of 2.7 to 1 at December 31, 2004 was within industry guidelines.

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

NAICC’S Investments
      California and Montana insurance laws and regulations regulate the amount and type of NAICC’s investments. NAICC’s investment portfolio is comprised primarily of fixed maturities and is weighted heavily toward investment grade short and medium term securities. See Note 4 of the Notes to the Consolidated Financial Statements.
      The following table sets forth a summary of NAICC’s investment portfolio at December 31, 2004 (in thousands of dollars):

	Amortized
	Cost	Fair Value

Investments by investment by grade:
Fixed maturities:
U.S. Government/ Agency	$27,024	$27,070
Mortgage-backed	13,625	13,440
Corporate (AAA to A)	15,533	15,588
Corporate (BBB)	1,082	1,112

Total fixed maturities	57,264	57,210
Equity securities	1,324	1,432

Total	$58,588	$58,642

Letters of Credit
      NAICC pledges assets and posts letters of credit for the benefit of other insurance companies it does business with in the event that NAICC is not able to pay their reinsurers. NAICC had pledged assets of $7 million and had letters of credit outstanding of $3.1 million at December 31, 2004.

Contractual Obligations and Commitment Summary
      Insurance services contractual commitments under lease operating lease agreements total approximately $2.6 million at December 31, 2004 and are due as follows: $0.8 million in 2005 and 2006, $0.3 million in each year 2007 through 2009 and $0.1 million thereafter.
Discussion of Critical Accounting Policies
      In preparing its consolidated financial statements in accordance with U.S. generally accepted accounting principles, Danielson is required to use judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of Danielson’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Purchase Accounting
      Danielson applied purchase accounting in accordance with SFAS No. 141 “Business Combinations”, for its acquisition of Covanta. As described in Note 2 to the Notes to the Consolidated Financial Statements, Danielson valued the acquired assets and liabilities assumed at fair value. The estimates of fair value used by Danielson reflect its best estimate based on the work of Danielson and independent valuation consultants and, where such work has not been completed, such estimates have been based on Danielson’s experience and relevant information available to management. These estimates, and the assumptions used by Danielson and by its valuation consultants, are subject to inherent uncertainties and contingencies beyond Danielson’s control. For example, Danielson used the discounted cash flow method to estimate value of many of its assets. This entails developing projections about future cash flows and adopting an appropriate discount rate. Danielson can not predict with certainty actual cash flows and the selection of a discount rate is heavily dependent on judgment. If different cash flow projections or discount rates were used, the fair values of Danielson’s assets and liabilities could be materially increased or decreased. Accordingly, there can be no assurance that such estimates and assumptions reflected in the valuations will be realized, or that further adjustments will not occur. The assumptions and estimates used by Danielson therefore have substantial effect on Danielson’s balance sheet. In addition because the valuations impact depreciation and amortization, changes in such assumptions and estimates may effect earnings in the future.

Long-lived Assets
      Danielson has estimated the useful lives over which it depreciates its long-lived assets. Such estimates are based on Danielson’s experience and management’s expectations as to the useful lives of the various categories of assets it owns, as well as practices in industries Danielson believes are comparable. Estimates of useful lives determine the rate at which Danielson depreciates such assets and utilizing other estimates could impact both Danielson’s balance sheet and earnings statements.
      Danielson reviews its long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable over the estimated useful life. Determining whether an impairment has occurred typically requires various estimates and assumptions, including which cash flows are directly attributable to the potentially impaired asset, the useful life over which the cash flows will occur, their amount and the assets residual value, if any. Also, impairment losses require an estimate of fair value, which is based on the best information available. Danielson principally uses internal discounted cash flow estimates, but also uses quoted market prices when available and independent appraisals as appropriate to determine fair value. Cash flow estimates are derived from historical experience and internal business plans with an appropriate discount rate applied.
      Accordingly, inaccuracies in the assumptions used by management in establishing these estimates, and in the assumptions used in establishing the extent to which a particular asset may be impaired, could potentially have a material effect on Danielson’s consolidated financial statements.

Net Operating Loss Carryforwards — Deferred Tax Assets
      As described in Note 25 to the Notes to the Consolidated Financial Statements, Danielson has recorded a deferred tax asset related to the NOLs. The amount recorded was calculated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected from Covanta’s domestic business, to the extent it is reasonably predictable.
      Danielson cannot be certain that the “NOLs” will be available to offset the tax liability of Danielson. CPIH and its subsidiaries and Covanta Lake will not be consolidated with the balance of Danielson for federal income tax purposes. If the NOLs were not available to offset the tax liability of Covanta (other than CPIH and Covanta Lake), Covanta does not expect to have sufficient cash flow available to pay debt service on the Domestic Facilities described above under Liquidity/ Cash Flow.
      Danielson estimated that it had NOLs of approximately $516 million for federal income tax purposes as of the end of 2004. The NOLs will expire in various amounts beginning on December 31, 2005 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Danielson’s tax consolidated group including certain grantor trust relating to the Mission Insurance entities.
      The Internal Revenue Service (“IRS”) has not audited any of Danielson’s tax returns for the years in which the losses giving rise to the NOLs were reported, and it could challenge any past and future use of the NOLs.
      Under applicable tax law, the use and availability of Danielson’s NOLs could be limited if there is a more than 50% increase in stock ownership during a 3-year testing period by stockholders owning 5% or more of Danielson’s stock. Danielson’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Danielson’s NOLs by avoiding such an ownership change. Danielson expects that the restrictions will remain in-force as long as Danielson has NOLs. There can be no assurance, however, that these restrictions will prevent such an ownership change.

Loss Contingencies
      As described in Note 29 in the Notes to Consolidated Financial Statements, Danielson’s subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. Danielson assesses the likelihood of potential losses with respect to these matters on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If Danielson can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded and disclosure is made regarding the possibility of additional losses. Danielson reviews such estimates on an ongoing basis as developments occur with respect to such matters and may in the future increase or decrease such estimates. There can be no assurance that Danielson’s initial or adjusted estimates of losses will reflect the ultimate loss Danielson may experience regarding such matters. Any inaccuracies could potentially have a material effect on Danielson’s Consolidated Financial Statements.

Revenue Recognition
      Covanta’s revenues are generally earned under contractual arrangements and fall into three categories: service revenues, electricity and steam revenues, and construction revenues.
      Service revenues consist of the following:
      1) Fees earned under contract to operate and maintain waste-to-energy, independent power and water facilities are recognized as revenue when earned, regardless of the period they are billed;
      2) Fees earned to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the Client Community pursuant to applicable waste-to-energy Service Agreements. Regardless of the timing of amounts paid by Client Communities relating to project debt principal, Covanta records service revenue with respect to this principal component on a levelized basis over the term of the Service Agreement. Unbilled service receivables related to waste-to-energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt. Such unbilled receivables amounted to $156 million at December 31, 2004;
      3) Fees earned for processing waste in excess of Service Agreement requirements are recognized as revenue beginning in the period Covanta processes waste in excess of the contractually stated requirements;
      4) Tipping fees earned under waste disposal agreements are recognized as revenue in the period waste is received; and
      5) Other miscellaneous fees such as revenue for scrap metal recovered and sold are generally recognized as revenue when scrap metal is sold.

Electricity and Steam Sales
      Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to Client Communities under applicable Service Agreements.

Construction Revenues
      Revenues under fixed-price construction contracts, including construction, are recognized on the basis of the estimated percentage of completion of services rendered. Construction revenues also include design, engineering and construction management fees. In 2004, Covanta incurred some preliminary construction costs for which it has not billed the municipality or received reimbursement Covanta anticipates the contracts will be finalized in 2005 at which time it expects to be fully reimbursed for such costs.

Unpaid Losses and Loss Adjustment Expenses
      Insurance Services establishes loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
      Reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported (“IBNR”) reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.
      Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. Insurance Service’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, are the most important information for estimating its reserves.
      Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for automobile liability is relatively short (usually one to two years) and liability/casualty coverages, such as general liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, Insurance Services may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.
      Insurance Services uses independent actuaries which it significantly relies on to form a conclusion on reserve estimates. Those independent actuaries use several generally accepted actuarial methods to evaluate Insurance Services loss reserves, each of which has its own strengths and weaknesses. The independent actuaries place more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made and through discussions with Insurance Services management.
      Insurance Services reserves include provisions made for claims that assert damages from asbestos and environmental (“A&E”) related exposures against policies issued prior to 1985. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, Insurance Services estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits, existence of other underlying primary coverage and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims. Due to the inherent difficulties in estimating ultimate A&E exposures, Insurance Services and its contracted independent actuaries do not estimate a range for A&E incurred losses.
      Due to the factors discussed above and others, the process used in estimating unpaid losses on LAE cannot provide an exact result. Danielson’s results of operation for each of the past three years have been adversely affected by insurance loss development related to prior years of $2.5 million, $13.5 million and $10.4 million for 2004, 2003 and 2002 respectively. The prior year development recognized in 2004, 2003 and 2002, expressed as a percentage of the previous years reported loss and LAE reserves, net of reinsurance recoveries, was 3.9%, 17.0% and 11.8%, respectively. The lines of business significantly contributing to the adverse development include workers’ compensation, commercial automobile and property and casualty. Workers’ compensation was most affected by changes in California legislation that occurred in 1995 and took several years to develop, with such development being different than the experience prior to 1995. In 2003 and 2004 new California legislative reforms have taken hold that appear to be reversing some of the prior recognized adverse development. Commercial automobile was most significantly impacted by case strengthening related to a change in claims administration in 2002, coupled with the recognition that development factors of prior years were not as indicative of the business written for those respective years due to changes in risk profile and limits. Due to stabilization of claims staff and recognition of the profile change that occurred in 1999, the adjustments recorded to commercial automobile in 2003 and 2004 are likely to hold. Given the nature of the casualty line of business, most notably the A&E liabilities, it is difficult to assess whether the extent of adverse adjustments recognized in the past will be required in future periods.
      The table below shows Insurance Services’ recorded loss and LAE reserves, net of reinsurance recoveries, as of December 31, 2004 by line of business compared to the high and low ends of the reserve range that our contracted actuaries have determined to be acceptable for issuing their opinions. Given the nature and extent of long-tail liabilities versus total net reserves and the fact that net reserves have historically shown adverse development, Insurance Services can not provide assurances that its estimate of loss and LAE reserves will not adversely develop outside of the individual line of business ranges and in such instances could materially effect the statement of operations. However as Insurance Services is limited in its current policy writing to the non-standard personal automobile program, the extent of adverse development recognized in the past will likely not re-occur. (In thousands of dollars).

Range of Reserves by Line of Business	Low	Reported	High

On-going lines of business:
Private passenger automobile — SCJ programs	$5,706	$6,006	$6,452
Discontinued lines of business:
Private passenger automobile — Non-SCJ programs	644	678	728
Commercial automobile	9,238	9,724	10,454
Workers’ compensation	18,021	18,970	20,867
Property and casualty — Non A&E	2,506	2,638	2,836
Property and casualty — A&E		8,212

Net unpaid losses and LAE at end of year		$46,228

      The probability that ultimate losses will fall outside of the ranges of estimates by line of business is higher for each line of business individually than it is for the sum of the estimates for all lines taken together due to the effects of diversification. Moreover, it would not be appropriate to add the ranges for each line of business to obtain a range around the total net reserves as each line of business is not completely correlated. Although management believes the reserves are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”

(“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Danielson is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, Danielson must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Danielson is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on Danielson’s consolidated results of operations and earnings per share. Danielson has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
      See Note 4 of the Notes to the Consolidated Financial Statements for a summary of additional accounting policies and new accounting pronouncements.
Related Party Transactions
     Employment Arrangements
      See the descriptions of Danielson’s employment agreements with Anthony Orlando, Craig Abolt and Timothy Simpson contained in Item 11 of this Form  10-K.
     Affiliate Agreements
      SZ Investments, a company affiliated with Samuel Zell, the former Chief Executive Officer and Chairman of Danielson’s Board of Directors, and William Pate, the current Chairman of Danielson’s Board, was a holder through its affiliate, HYI Investments, L.L.C. (“HYI”), of approximately 42% of the senior notes and payment-in-kind notes of ACL, a former unconsolidated subsidiary of Danielson. In addition, Danielson agreed to provide SZI Investments unlimited demand registration rights with respect to the ACL notes held by HYI. ACL emerged from Chapter 11 bankruptcy proceedings in 2004 with its plan of reorganization being confirmed without material condition as of December 30, 2004 and effective as of January 11, 2005. Pursuant to the terms of ACL’s plan of reorganization the notes held by HYI were converted into equity of ACL.
      Following ACL’s emergence from bankruptcy, Danielson sold its entire 50% interest in Vessel Leasing LLC to ACL for $2.5 million on January 13, 2005. The price and other terms and conditions of the sale were negotiated on an arm’s length-basis for Danielson by a special committee of its Board of Directors.
      Danielson entered into a corporate services agreement dated as of September 2, 2003, pursuant to which Equity Group Investments, L.L.C., agreed to provide certain administrative services to Danielson, including, among others, shareholder relations, insurance procurement and management, payroll services, cash management, tax and treasury functions, technology services, listing exchange compliance and financial and corporate record keeping. Samuel Zell, a former Chief Executive Office and Chairman of Danielson’s Board, is also the Chairman of EGI, and William Pate, the current Chairman of Danielson’s Board, are also executive officers of EGI. Under the agreement, Danielson paid to EGI $20,000 per month plus specified out-of-pocket fees and expenses incurred by EGI under this corporate services agreement. Danielson and EGI terminated this agreement with the integration of Covanta’s operations with Danielson’s as of November 2004.

      As part of the investment and purchase agreement dated as of December 2, 2003 pursuant to which Danielson agreed to acquire Covanta, Danielson arranged for a new replacement letter of credit facility for Covanta, secured by a second priority lien on Covanta’s available domestic assets, consisting of commitments for the issuance of standby letters of credit in the aggregate amount of $118 million. This financing was provided by SZ Investments, TAVF and Laminar, a significant creditor of Covanta (collectively, SZ Investments, TAVF and Laminar, the “Bridge Lenders”). Each of SZ Investments, TAVF and Laminar or an affiliate own over five percent of Danielson’s common stock. As mentioned above, Samuel Zell, the former Chief Executive Officer and William Pate, are affiliated with SZ Investments. David Barse, a director of Danielson, is affiliated with TAVF. This second lien credit facility has a term of five years. The letter of credit component of the second lien credit facility requires cash collateral to be posted for issued letters of credit in the event Covanta has cash in excess of specified amounts. Covanta also paid an upfront fee of $2.36 million upon entering into the second lien credit agreement, and will pay (1) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (2) an annual agency fee of $30,000, and (3) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit. Amounts paid with respect to drawn letters of credit bear interest at the rate of 4.5% over the base rate on issued letters of credit, increasing to 6.5% over the base rate in specified default situations. Subsequent to the signing of the investment and purchase agreement, each of the Bridge Lenders assigned approximately 30% of their participation in the second lien letter of credit facility to Goldman Sachs Credit Partners, L.P. and Laminar assigned the remainder of its participation in the second lien letter of credit facility to TRS Elara, LLC.
      Danielson obtained the financing for its acquisition of Covanta pursuant to a note purchase agreement dated December 2, 2003, from the Bridge Lenders. Pursuant to the note purchase agreement, the Bridge Lenders provided Danielson with $40 million of bridge financing in exchange for notes issued by Danielson. Danielson repaid the notes with the proceeds from a rights offering of common stock of Danielson which was completed in June 2004 and in connection with the conversion of a portion of the note held by Laminar into 8.75 million shares of common stock of Danielson pursuant to the note purchase agreement. In consideration for the $40 million of bridge financing and the arrangement by the Bridge Lenders of the $118 million second lien credit facility and the arrangement by Laminar of a $10 million international revolving credit facility secured by Covanta’s international assets, Danielson issued to the Bridge Lenders an aggregate of 5,120,853 shares of common stock.
      Pursuant to registration rights agreements Danielson filed a registration statement with the SEC to register the shares of common stock issued to the Bridge Lenders under the note purchase agreement. The registration statement was declared effective on August 24, 2004.
      As part of Danielson’s negotiations with Laminar and it becoming a five percent stockholder, pursuant to a letter agreement dated December 2, 2003, Laminar agreed to transfer restrictions on the shares of common stock that Laminar acquired pursuant to the note purchase agreement. Further, in accordance with the transfer restrictions contained in Article Five of Danielson’s charter restricting the resale of Danielson’s common stock by five percent stockholders, Danielson has agreed with Laminar to provide it with limited rights to resell the common stock that it holds.
      Also in connection with the financing for the acquisition of Covanta, Danielson agreed to pay up to $0.9 million in the aggregate to the Bridge Lenders as reimbursement for expenses incurred by them in connection with the note purchase agreement.
      The Purchase Agreement and other transactions involving SZ Investments, TAVF and Laminar were negotiated, reviewed and approved by a special committee of Danielson’s Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.
      As of January 31, 2005, Danielson entered into a stock purchase agreement with Ref-Fuel, an owner and operator of waste-to-energy facilities in the northeast United States, and Ref-Fuel’s stockholders to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, the Company will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of September 30, 2004 was $1.2 billion, resulting in an enterprise value of approximately $2 billion for Ref-Fuel. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      Danielson intends to finance its anticipated purchase of Ref-Fuel through a combination of debt and equity financing. The equity component of the financing is expected to consist of an approximately $400 million offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share. In this Ref-Fuel Rights Offering Danielson’s existing stockholders will be issued rights to purchase Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held.
      SZ Investments and its affiliate and EGI-Fund (05-07) Investors, L.L.C., TAVF and Laminar representing ownership of approximately 40% of Danielson’s outstanding common stock, have each separately committed to participate in the Ref-Fuel Rights Offering and acquire their respective pro rata portion of the shares. As consideration for their commitments, Danielson will pay each of these four stockholders an amount equal to 1.5% to 2.25% of their respective equity commitments, depending on the timing of the transaction. Danielson agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Danielson undertake an underwritten offering within twelve months of the closing of the acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      Danielson also expects to complete its previously announced rights offering for up to three million shares of its common stock to certain holders of 9.25% debentures issued by Covanta at a purchase price of $1.53 per share which Danielson is required to conduct in order to satisfy its obligations as the sponsor of the plan of reorganization of Covanta. The 9.25% Offering will be made solely to holders of the $100 million of principal amount of 9.25% Debentures due 2002 issued by Covanta that voted in favor of Covanta’s second reorganization plan on January 12, 2004. On January 12, 2004, holders of $99.6 million in principal amount of 9.25% Debentures voted in favor of the plan of reorganization and are eligible to participate in the 9.25% Offering.
      Danielson has executed a letter agreement with Laminar pursuant to which Danielson agrees that if the 9.25% Offering has not closed prior to the record date for the Ref-Fuel Rights Offering, then Danielson will revise the 9.25% Offering so that the holders that participate in the 9.25% Offering are offered additional shares of Danielson’s common stock at the same purchase price as in the Ref-Fuel Rights Offering and in an amount equal to the number of shares of common stock that such holders would have been entitled to purchase in the Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the Ref-Fuel Rights Offering.
      Danielson has filed a registration statement with respect to the 9.25% Offering and intends to file a registration statement with respect to the Ref-Fuel Rights Offering with the SEC and the statements contained herein shall not constitute an offer to sell or the solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws.
      Clayton Yeutter, a director of Danielson, is of counsel to the law firm of Hogan & Hartson LLP. Hogan & Hartson has provided Covanta with certain legal services for several years including 2004. This relationship preceded Danielson’s acquisition of Covanta and Mr. Yeutter did not direct or have any direct or indirect involvement in the procurement or provision of such legal services and does not directly or indirectly benefit from those fees. The Board has determined that such relationship does not interfere with Mr. Yeutter’s exercise of independent judgment as a director.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      In the normal course of business, Danielson’s subsidiaries are party to financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. Danielson’s use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding Danielson’s exposure to financial instruments with market risks. Danielson uses a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004. Further information is included in Note 30 to the Notes to Consolidated Financial Statements.
Energy Business

Interest Rate Risk
      Covanta and/or its subsidiaries have Project debt outstanding bearing interest at floating rates that could subject it to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Of Covanta’s project debt, approximately $218.9 million was floating rate at December 31, 2004. However, of that floating rate Project debt, $126.7 million related to waste-to-energy projects where, because of their contractual structure, interest rate risk is borne by Client Communities because debt service is passed through to those clients. Covanta had only one interest rate swap outstanding at December 31, 2004 in the notional amount of $80.2 million related to floating rate Project debt. Gains and losses on this swap are for the account of the Client Community.
      For floating rate debt, a 20 percent hypothetical increase in the underlying December 31, 2004 market interest rates would result in a potential loss to twelve month future earnings of $5.5 million. For fixed rate debt, the potential reduction in fair value from a 20 percent hypothetical increase in the underlying December 31, 2004 market interest rates would be approximately $32.5 million. The fair value of the Covanta’s fixed rate debt (including $677 million in fixed rate debt related to revenue bonds in which debt service is an explicit component of the service fees billed to the Client Communities) was $750.2 million at December 31, 2004, and was determined using average market quotations of price and yields provided by investment banks.

Foreign Currency Exchange Rate Risk
      Covanta has investments in energy projects in various foreign countries, including the Philippines, China, India and Bangladesh, and to a much lesser degree, Italy and Costa Rica. Neither Danielson nor Covanta enters into currency transactions to hedge its exposure to fluctuations in currency exchange rates. Instead, Covanta attempts to mitigate its currency risks by structuring its project contracts so that its revenues and fuel costs are denominated in the same currency. As a result, the U.S. dollar is the functional currency at most of Covanta’s international projects. Therefore, only local operating expenses and project debt denominated in other than a project entity’s functional currency are exposed to currency risks.
      At December 31, 2004, Covanta had $102 million of project debt related to two diesel engine projects in India. For $87.7 million of the debt (related to project entities whose functional currency is the Indian rupee), exchange rate fluctuations are recorded as translation adjustments to the cumulative translation adjustment account within stockholders’ deficit in Danielson’s Consolidated Balance Sheets. The remaining $14.3 million of debt is denominated in U.S. dollars.
      The potential loss in fair value for such financial instruments from a 10% adverse change in December 31, 2004 quoted foreign currency exchange rates would be approximately $8.8 million.
      Under CPIH’s current financing arrangements, these risks are borne primarily by the CPIH Borrowers to the extent they affect the cash flow available to the CPIH Borrowers to repay CPIH indebtedness. These risks will continue to affect items reflected on Danielson’s consolidated financial statements.
      At December 31, 2004, Covanta also had net investments in foreign subsidiaries and projects. See Note 5 to the Notes to Consolidated Financial Statements for further discussion.

Commodity Price Risk and Contract Revenue Risk
      Neither Danielson nor Covanta has entered into futures, forward contracts, swaps or options to hedge purchase and sale commitments, fuel requirements, inventories or other commodities. Alternatively, Covanta attempts to mitigate the risk of energy and fuel market fluctuations by structuring contracts related to its energy projects in the manner described above under Management’s Discussion and Analysis of Financial Condition and Results of Operations, Contract Structures and Duration.
      Generally, Covanta is protected against fluctuations in the waste disposal market, and thus its ability to charge acceptable fees for its services, through Service Agreements existing long-term disposal contracts at its waste-to-energy facilities. At three of its waste-to-energy facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, Covanta is partially exposed to the risk of market fluctuations in the waste disposal fees it may charge. Covanta’s Service Agreements begin to expire in 2007, and energy sales contracts at Company-owned projects generally expire at or after the date on which that project’s Service Agreement expires. Expiration of these contracts will subject Covanta to greater market risk in maintaining and enhancing its revenues. As its Service Agreements at municipally-owned projects expire, Covanta will seek to enter into renewal or replacement contracts to continue operating such projects. As Covanta’s Service Agreements at facilities it owns begin to expire, Covanta intends to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, Covanta expects to be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. Covanta will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. At Company-owned facilities, the expiration of existing energy sales contracts will require Covanta to sell its output either into the local electricity grid or pursuant to new contracts. There can be no assurance that Covanta will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable to Covanta.
      Covanta’s opportunities for growth by investing in new projects will be limited by existing debt covenants, as well as by competition from other companies in the waste disposal business. Because its business is based upon building and operating municipal solid waste processing and energy generating projects, which are capital intensive businesses, in order to provide meaningful growth Covanta must be able to invest its own funds, obtain debt financing and provide support to its operating subsidiaries. When Covanta was acquired by Danielson and emerged from its bankruptcy proceeding in March 2004, it entered into financing arrangements with restrictive covenants typical of financings of companies emerging from bankruptcy. These covenants essentially prohibit investments in new projects or acquisitions of new businesses, and place restrictions on Covanta’s ability to expand existing projects. The covenants also prohibit borrowings to finance new construction, except in limited circumstances related to specifically identified expansions of existing facilities. In addition, the covenants limit spending for new business development and require that excess cash flow be trapped to collateralize outstanding letters of credit.
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
Insurance Services

Risk Related to the Investment Portfolio
      NAICC’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall market risk. Investment strategies are developed based on many factors including duration of liabilities, underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management, in consultation with an independent investment advisor, and approved by the Board of Directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to NAICC’s fixed maturity portfolio are primarily credit risk, interest rate risk, reinvestment risk and prepayment risk. The market risk related to NAICC’s equity portfolio is price risk.

Fixed Maturities
      Interest rate risk is the price sensitivity of fixed maturities to changes in interest rate. Management views these potential changes in price within the overall context of asset and liability matching. Management estimates the payout patterns of NAICC’s liabilities, primarily loss reserves, to determine their duration. Management sets duration targets for the fixed income portfolio after consideration of the duration of NAICC’s liabilities that it believes mitigates the overall interest rate risk. NAICC’s exposure to interest rate risk is mitigated by the relative short-term nature of its insurance and other liabilities. The effective duration of the portfolio at December 31, 2004 and 2003 was 2.3 years and 2.3 years, respectively. Management believes its portfolio duration is appropriate given the relative short-tail nature of the auto programs and projected run-off of all other lines of business. A hypothetical 100 basis point increase in market interest rates would cause an approximate 2.7% decrease in the fair value of the portfolio while a hypothetical 100 basis point decrease would cause an approximate 2.1% increase in fair value. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment. NAICC’s exposure to credit risk is mitigated by its investment in high quality fixed income alternatives.
      Fixed maturities of NAICC include Mortgage-Backed Securities and Collateralized Mortgage Obligations, collectively (“MBS”) representing 24.3% and 22.0% of total fixed maturities at December 31, 2004 and December 31, 2003, respectively. All MBS held by NAICC are issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), which are both rated AAA by Moody’s Investors Services. Both FNMA and FHLMC are corporations that were created by Acts of Congress. FNMA and FHLMC guarantee the principal balance of their securities. FNMA guarantees timely payment of principal and interest.
      One of the risks associated with MBS is the timing of principal payments on the mortgages underlying the securities. The principal an investor receives depends upon amortization schedules and the termination pattern (resulting from prepayments or defaults) of the individual mortgages included in the underlying pool of mortgages. The principal is guaranteed but the yield and cash flow can vary depending on the timing of the repayment of the principal balance. The degree to which a security is susceptible to changes in yield is influenced by the difference between its amortized cost and par, the relative sensitivity to repayment of the underlying mortgages backing the securities in a changing interest rate environment, and the repayment priority of the securities in its overall securitization structure. NAICC attempts to limit repayment risk by purchasing MBS whose cost is below or does not significantly exceed par, and by primarily purchasing structured securities with repayment protection which provides more certain cash flow to the investor such as MBS with sinking fund schedules known as Planned Amortization Classes (“PAC”) and Targeted Amortization Classes (“TAC”). The structures of PAC’s and TAC’s attempt to increase the certainty of the timing of prepayment and thereby minimize the prepayment and interest rate risk. In 2004, NAICC recognized $0.2 million in gain on sales of fixed maturities.
      MBS, as well as callable bonds, have a greater sensitivity to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment. This is primarily due to the ability and the incentive of the payor to prepay the principal or the issuer to call the bond in a declining interest rate scenario. NAICC realized significant increases in its prepayments of principal during 2004 and 2003. The prepayments mitigated the need to sell securities to meet operating cash requirements as noted previously. Generally, this trend will lower the portfolio yield in future years in a declining interest environment.
      As interest rates at December 31, 2004 are at relatively historical lows, NAICC is subject to reinvestment risk as approximately 24% of its fixed maturity portfolio will be received in the following year. Absent changing its credit risk and extension profile, it is unlikely that NAICC could reinvest proceeds at yields similar to those recognized in 2004.

Equity Securities
      In the fourth quarter of 2003, NAICC sold nearly all of its equity investments capitalizing on the general stock market recovery and specifically the technology sector. In 2003, NAICC recognized $0.4 million as net realized gains from equity investments. In third and fourth quarter of 2004, NAICC began reinvesting in equity securities, generally limited to Fortune 500 companies with strong balance sheets, history of dividend growth and price appreciation. As of December 31, 2004 equity securities represented 2.6% of the total NAICC investment portfolio.

Economic Conditions
      The operating results of a property and casualty insurer are influenced by a variety of factors including general economic conditions, competition, regulation of insurance rates, weather, frequency and severity of losses. The California non-standard personal auto market in which NAICC operates has experienced a recovery of rate adequacy coupled with stable competition. Frequency of claims improved from 2002 to 2003 and remained stable in 2004, while the average cost of settling claims has steadily improved from 2002 to 2004.

Item 8.	Financial Statements and Supplementary Data Index

Management Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years ended December 31, 2004, 2003 and 2002
Consolidated Balance Sheets — December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 (Restated) and 2002
Statements of Stockholders’ Equity for the Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Financial Statement Schedules:
Schedule I Parent Company Financial Statements
Schedule II Valuation and Qualifying Accounts
Schedule V Supplemental Information

Management Report on Internal Control over Financial Reporting
      The management of Danielson Holding Corporation (“Danielson”) is responsible for establishing and maintaining adequate internal control over financial reporting for Danielson. During 2004, Danielson acquired 100% of the ownership interest in Covanta Energy Corporation (“Covanta”) in connection with Covanta’s emergence from chapter 11 proceedings. Danielson’s internal control system was designed to provide reasonable assurance to its Board of Directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.
      Danielson’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2004. In making this assessment, we followed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. We identified the following material weakness in our assessment of internal control over financial reporting as of December 31, 2004. During the course of its audit of our 2004 financial statements, our independent auditors, Ernst & Young LLP identified errors, principally related to complex manual “fresh start” accounting calculations, predominantly affecting Covanta’s investments in its international businesses. Fresh start accounting was required following Covanta’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Financial Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) have been corrected in our 2004 consolidated financial statements. Management has determined that errors in complex fresh start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review. As a result, management has concluded that Danielson’s internal control over financial reporting was not effective as of December 31, 2004.
      Our independent auditors, Ernst & Young LLP, have issued an audit report on our assessment of internal control over financial reporting. This report appears on page 116 of this report on Form 10-K for the year ended December 31, 2004.

Anthony J. Orlando
President and Chief Executive Officer

Craig D. Abolt
Senior Vice President and
Chief Financial Officer
March 14, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Danielson Holding Corporation
      We have audited the accompanying consolidated balance sheets of Danielson Holding Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003 and the year ended December 27, 2002. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danielson Holding Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and cash flows for the years ended December 31, 2004 and 2003 and the year ended December 27, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Danielson Holding Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
MetroPark, New Jersey
March 14, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Danielson Holding Corporation
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Danielson Holding Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004 because of insufficiently rigorous reviews of complex calculations, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. During the course of the audit of the Company’s 2004 financial statements, errors were identified, principally related to complex manual “fresh start” accounting calculations and predominantly affecting the Company’s investments in its international businesses. These errors, the net effect of which was immaterial (less than $2 million, pretax) have been corrected in the Company’s 2004 consolidated financial statements. Management has determined that the errors in fresh start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 14, 2005 on those financial statements.
      In our opinion, management’s assessment that Danielson Holding Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Danielson Holding Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 14, 2005

DANIELSON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	December 31,	December 31,	December 27,
	2004	2003	2002

	(In thousands, except per share amounts)
ENERGY SERVICES:
OPERATING REVENUES:
Service revenues	$374,622	$—	$—
Electricity and steam sales	181,074	—	—
Construction revenues	1,506	—	—

Total Energy Services operating revenues	557,202	—	—

OPERATING EXPENSES:
Plant operating expenses	354,542	—	—
Depreciation and amortization	52,632	—	—
Net interest on project debt	32,586	—	—
Other operating costs and expenses	1,366	—	—
Net gain on sale of business	(245)	—	—
Selling, general and administrative expenses	38,076	—	—
Other	(1,953)	—	—

Total Energy Services operating expenses	477,004	—	—

Operating income from Energy Services	80,198	—	—

INSURANCE SERVICES:
OPERATING REVENUES:
Net earned premiums	17,998	35,851	62,164
Net investment income	2,405	3,999	5,603
Net realized investment gains (losses)	201	990	1,007
Other income	264	283	623

Total Insurance Services operating revenues	20,868	41,123	69,397

OPERATING EXPENSES:
Net losses and loss adjustment expenses	12,861	36,684	59,881
Policy acquisition expenses	4,420	7,947	14,115
General and administrative	4,398	6,664	5,893

Total Insurance Services operating expenses	21,679	51,295	79,889

Operating loss from Insurance Services	(811)	(10,172)	(10,492)

MARINE SERVICES:
OPERATING REVENUES:
Marine revenues	—	—	455,499
Marine revenues — related party	—	—	6,605

Total Marine Services operating revenues			462,104

OPERATING EXPENSES:
Materials, supplies and other	—	—	195,794
Rent	—	—	32,847
Labor and fringe benefits	—	—	108,132
Fuel	—	—	49,954
Depreciation and amortization	—	—	41,785
Taxes, other than income	—	—	15,934

Total Marine Services’ operating expenses	—	—	444,446

Operating income from Marine Services	—	—	17,658

DANIELSON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)

	Years Ended

	December 31,	December 31,	December 27,
	2004	2003	2002

	(In thousands, except per share amounts)
PARENT COMPANY:
Net investment income	233	344	640
Net realized investment gains	252	1,090	438
Investment income related to ACL debt	—	—	8,402
Administrative expenses	(2,517)	(4,168)	(4,911)

Operating loss from Parent company	(2,032)	(2,734)	4,569

Operating income (loss)	77,355	(12,906)	11,735

OTHER (EXPENSES) INCOME:
Interest income	1,858	—	—
Interest expense	(43,739)	(1,424)	(38,735)
Other, net	—	—	(5,609)

Total other (expenses) income	(41,881)	(1,424)	(44,344)

Income (loss) before income tax expense, equity in net income (loss) from unconsolidated investments and minority interests	35,474	(14,330)	(32,609)
Income tax expense	(11,535)	(18)	(346)
Minority interests, energy	(6,869)	—	—
Equity in net income (loss) of unconsolidated investments	17,024	(54,877)	—

NET INCOME (LOSS)	$34,094	$(69,225)	$(32,955)

INCOME (LOSS) PER SHARE OF COMMON STOCK — BASIC	$0.54	$(1.46)	$(0.82)

INCOME (LOSS) PER SHARE OF COMMON STOCK — DILUTED	$0.52	$(1.46)	$(0.82)

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except per
	share amounts)
ASSETS
ENERGY SERVICES’ ASSETS
Current:
Cash and cash equivalents	$78,112	$—
Marketable securities available for sale	3,100	—
Restricted funds for emergence costs	32,805	—
Restricted funds held in trust	116,092	—
Receivables, (less allowances of $434)	131,301	—
Unbilled service receivables	58,206	—
Deferred income taxes	8,868	—
Prepaid expenses and other	60,893	—

Total current assets	489,377	—
Property, plant and equipment, net	819,175	—
Restricted funds held in trust	123,826	—
Unbilled service receivables	98,248	—
Other non-current receivables (less allowances of $170)	13,798	—
Service and energy contracts and other intangible assets, net	177,290	—
Investments in and advances to investees and joint ventures	61,656	—
Other assets	30,672	—

Total Energy Services’ Assets	1,814,042	—

PARENT COMPANY’S AND INSURANCE SERVICES’ ASSETS:
Cash and cash equivalents	18,036	17,952
Restricted cash, Covanta escrow	—	37,026
Investments:
Fixed maturity debt, available for sale at fair value (cost: $60,564 and $69,840)	60,510	70,656
Equity securities, available for sales at fair value (cost: $1,324 and $367)	1,432	401
Accrued investment income	608	966
Premium and consulting receivables, net of allowances of $128 and $462	1,306	2,261
Reinsurance recoverable on paid losses, net of allowances of $893 and $1,898	779	1,448
Reinsurance recoverable on unpaid losses, net of allowances of $236 and $237	18,042	18,238
Ceded unearned premiums	—	508
Property, plant and equipment, net	225	254
Investments in unconsolidated Marine Services subsidiaries	2,500	4,425
Deferred financing costs (net amortization of $1,024 in 2003)	—	6,145
Deferred income taxes	18,042	—
Other assets	3,559	2,368

Total Parent Company’s and Insurance Services Assets	125,039	162,648

Total Assets	$1,939,081	$162,648

DANIELSON HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,

	2004	2003

	(In thousands, except per
	share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
ENERGY SERVICES’ LIABILITIES:
Current portion of recourse debt	$112	$—
Current portion of project debt	109,701	—
Accounts payable	16,199	—
Accrued expenses	118,998	—
Accrued emergence costs	32,805	—
Deferred revenue	13,965	—

Total current liabilities	291,780	—
Long-term recourse debt	312,784	—
Long-term project debt	835,036	—
Deferred income taxes	109,465	—
Other liabilities	97,848	—

Total Energy Services liabilities	1,646,913	—

PARENT COMPANY’S AND INSURANCE SERVICES’ LIABILITIES:
Unpaid losses and loss adjustment expenses	64,270	83,380
Unearned premiums	1,254	4,595
Funds withheld on ceded reinsurance	1,186	1,516
Interest payable	—	400
Parent company debt payable to related parties	—	40,000
Bank overdraft.	—	1,436
Income taxes payable	3,421	3,530
Other liabilities	3,872	—

Total Parent Company’s and Insurance Services’ liabilities	74,003	134,857

Total liabilities	1,720,916	134,857

MINORITY INTERESTS	83,350	—

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding) Common stock ($0.10 par value; authorized 150,000 shares; issued 73,441 and 35,793 shares; outstanding 73,430 and 35,782 shares)	7,344	3,579
Additional paid-in capital	194,783	123,446
Unearned compensation	(3,489)	(289)
Accumulated other comprehensive income (loss)	583	(445)
Accumulated deficit	(64,340)	(98,434)
Treasury stock (cost of 11 shares)	(66)	(66)

Total stockholders’ equity	134,815	27,791

Total Liabilities and Stockholders’ Equity	$1,939,081	$162,648

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December,

	2004	2003	2002

	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$34,094	$(69,225)	$(32,955)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain related to ACL debt contributed in acquisition of ACL	—	—	(13,614)
Net realized investment (gains) losses	(360)	(2,080)	2,799
Depreciation and amortization	52,783	375	42,359
Amortization of deferred financing costs	7,045	1,024	—
Amortization of project debt premium and discount	(10,457)	—	—
Accretion on principal of senior secured notes	2,736	—	—
Provision for doubtful accounts	733	—	—
Stock option and unearned compensation expense	1,425	521	920
Interest accretion and amortization	433	—	4,184
Other operating activities	—	(156)	6,037
Undistributed (earnings) loss of unconsolidated Marine Services subsidiaries	511	54,877	—
Undistributed earnings of unconsolidated Energy subsidiaries	(17,535)	—	—
Dividends from Energy Services’ equity investments	3,106	—	—
Minority interests	6,919	—	—
Deferred income taxes	12,335	—	—
Gain on sale of assets and businesses	(344)	—	—
Management of Operating Assets and Liabilities:
Accrued investment income	318	242	336
Restricted funds for emergence costs	65,681	—	—
Receivables	10,947	—	(13,743)
Unbilled service receivables	11,221	—	—
Premium and consulting receivables	955	5,377	7,238
Reinsurance recoverable on paid losses	668	1,676	(983)
Reinsurance recoverable on unpaid losses	196	3,819	(4,323)
Ceded unearned premiums	508	583	986
Deferred policy acquisition costs	577	—	—
Deferred tax asset	(15,591)	—	—
Other assets	(5,034)	1,784	6,178
Unpaid losses and loss adjustment expenses	(19,110)	(17,869)	(4,496)
Unearned premiums	(3,341)	(6,027)	(10,496)
Reinsurance payables and funds withheld	(237)	—	—
Accounts payable	(8,053)	—	—
Materials and supplies	—	—	1,910
Accrued expenses	8,034	—	—
Accrued emergence costs	(65,681)	—	—
Deferred revenue	(1,395)	—	—
Interest payable	(400)	400	15,378
Other liabilities	10,135	1,508	(7,667)
Other, net	4,244	—	—

Net cash provided by (used in) operating activities	88,066	(23,171)	48

DANIELSON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December,

	2004	2003	2002

	(In thousands)
Cash Flows From Investing Activities:
(Increase) decrease in restricted cash, Covanta escrow	37,026	(37,026)	—
Purchase of Covanta	(36,400)	—	—
Cash acquired from Covanta	57,795	—	—
Purchase of ACL, GMS and Vessel Leasing	—	—	(42,665)
Cash acquired from Marine Services companies	—	—	21,839
Collection of notes receivable from affiliate	—	6,035	—
Matured or called investment securities	27,307	47,598	33,043
Proceeds from the sale of investment securities	1,661	10,768	2,904
Purchase of investment securities	(24,828)	(36,624)	(19,378)
Purchase of property, plant and equipment	(11,999)	(96)	(18,152)
Distributions received from unconsolidated subsidiaries	14,705	58	—
Proceeds from the sale of assets	3,311	—	3,116
Other	1,233	(979)	(670)

Net cash provided by (used in) investing activities	69,811	(10,266)	(19,963)

Cash Flows From Financing Activities:
Bank overdrafts	(1,436)	1,436	(1,785)
Cash received for restricted stock	—	14	—
Borrowings under note purchase agreement	—	40,000	—
Proceeds from rights offering	41,021	—	42,228
Proceeds from exercise of warrants for common stock	—	—	9,500
Short–term borrowings, net	—	—	7,000
Long–term debt issued	—	—	3,206
Proceeds from the exercise of options for common stock	3,474	—	1,088
Repayment of bridge financing	(26,612)	—	—
Borrowings for facilities	14,488	—	—
Payment of recourse debt	(19,673)	—	(31,502)
Payment of project debt	(67,943)	—	—
Increase in restricted funds held in trust	(13,839)	—	—
Distribution to minority partners	(8,261)	—	—
Parent company debt issue costs	(900)	—	(1,035)
Other financing activities	—	—	(1,468)

Net cash provided by (used in) financing activities	(79,681)	41,450	27,232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,196	8,013	7,317
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,952	25,183	17,866
Deconsolidation of ACL, GMS and Vessel Leasing	—	(15,244)	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$96,148	$17,952	$25,183

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-In	Unearned	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	(Loss) Income	(Deficit)	Shares	Amount	Total

	(In thousands)
Balance December 31, 2001	19,517	$1,952	$63,115	—	$5,716	$3,746	11	$(66)	$74,463
Exercise of options to purchase common stock	265	26	1,061						1,087
Exercise of warrants to purchase common stock	2,002	200	9,300						9,500
Common stock issued pursuant to Rights Offering, net of expenses	8,705	871	41,357						42,228
Restricted common stock issued to ACL management	339	34	1,661	(1,695)					—
Stock compensation expense			920						920
Adjustment of unearned compensation for terminated employees			(266)	266					—
Amortization of unearned compensation				297					297
Treasury stock purchases									—
Comprehensive loss:
Net loss						(32,955)			(32,955)
Net unrealized gain on available for sale securities					(1,989)				(1,989)
Net gain on fuel swaps designated as cash flow hedging instruments					68				68
Net loss on interest rate swaps designated as cash flow hedging instruments					(355)				(355)
Foreign currency translation					453				453
Minimum pension liability adjustment — Marine Services					(15,485)				(15,485)
Minimum pension liability adjustment — Insurance Services					(872)				(872)

Total comprehensive loss					(18,180)	(32,955)			(51,135)

Balance at December 27, 2002	30,828	3,083	117,148	(1,132)	(12,464)	(29,209)	11	(66)	77,360
Common stock issued pursuant to Note Purchase Agreement	5,121	512	6,657						7,169
Stock option compensation expense			137						137
Amortization of unearned compensation				384					384
Adjustment of unearned compensation for terminated employees	(156)	(16)	(496)	459					(53)

DANIELSON HOLDING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — (Continued)

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-In	Unearned	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	(Loss) Income	(Deficit)	Shares	Amount	Total

	(In thousands)
Comprehensive loss:
Net loss						(69,225)			(69,225)
Minimum pension liability — Insurance Services					(426)				(426)
Net unrealized loss on available for sale securities					(2,877)				(2,877)
Net reclassification adjustment for amount included in equity in net loss of unconsolidated Marine Services subsidiaries					15,322				15,322

Total comprehensive income (loss)					12,019	(69,225)			(57,206)

Balance at December 31, 2003	35,793	3,579	123,446	(289)	(445)	(98,434)	11	(66)	27,791
Stock option compensation expense			181						181
Amortization of unearned compensation				1,345					1,345
Adjustment of unearned compensation for terminated employees	(41)	(4)	(200)	68					(136)
Shares issued in Rights Offering, net of costs	27,438	2,744	38,277						41,021
Right cancelled for terminated employees	(12)	(1)	(18)						(19)
Exercise of options to purchase common stock	966	96	5,520						5,616
Shares cancelled in exercise of options	(89)	(9)	(785)						(794)
Conversion of portion of bridge financing	8,750	875	12,513						13,388
Share issued in restricted stock award	636	64	4,549	(4,613)					—
Stock purchase rights issued to Covanta creditors (Note 2)	—	—	11,300						11,300
Comprehensive (loss), net of income taxes:
Net income						34,094			34,094
Foreign currency translation					549				549
Minimum Pension Liability					1,225				1,225
Net Unrealized gain on securities on available for sale securities					(746)				(746)

Total comprehensive income					1,028	34,094			35,122

Balance at December 31, 2004	73,441	$7,344	$194,783	$(3,489)	$583	$(64,340)	11	$(66)	$134,815

DANIELSON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.	Basis of Presentation
      Danielson is a holding company that owns subsidiaries engaged in a number of diverse business activities. The most significant of these is the energy business of Covanta Energy Corporation (“Covanta”) acquired on March 10, 2004 (the “Effective Date”). During 2004, Danielson also had investments in subsidiaries engaged in insurance operations in the western United States, primarily California, and in American Commercial Lines LLC (“ACL”), an integrated marine transportation and service company which throughout 2004 was in bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). ACL is no longer a subsidiary of Danielson. On December 30, 2004, ACL confirmed a plan of reorganization and has since emerged from bankruptcy. As part of ACL’s plan of reorganization, Danielson’s stock in ACL was cancelled, and its ownership interest terminated. Danielson received no distribution under the ACL plan of reorganization, but received from ACL’s creditors, in January 2005, warrants to purchase three percent of ACL stock.
      Covanta is engaged in developing, constructing, owning and operating for others, key infrastructure for the conversion of waste–to–energy and independent power production in the United States and abroad. On March 10, 2004, Covanta consummated a plan of reorganization and emerged from its reorganization proceeding under Chapter 11. Pursuant to the plan of reorganization (“Reorganization Plan”), Danielson acquired 100% of the equity in Covanta. This transaction is more fully described in Note 2.
      Covanta’s subsidiaries owning and operating Covanta’s Warren County, New Jersey and Lake County, Florida waste-to-energy facilities and which were engaged in the Tampa Bay, Florida desalination project remained debtors-in-possession (the “Remaining Debtors”) after the Effective Date, and were not the subject of either plan. As a result, Covanta recorded its investment in the Remaining Debtors using the equity method as of March 10, 2004. Subsequent to the Effective Date, the Tampa Bay, Florida subsidiaries and the Lake County, Florida subsidiaries reached agreements with their counterparties and emerged from bankruptcy on August 6, 2004 and December 14, 2004, respectively. Covanta has included these entities as consolidated subsidiaries in its financial statements since their respective emergence dates. See Note 34 to the Consolidated Financial Statements for additional information regarding these settlements.
      Three of the Company’s subsidiaries, which relate to the Warren county project, have not reorganized or filed a liquidation plan under Chapter 11 of the United States Bankruptcy Code. While Covanta exercises significant influence over the operating and financial policies of these subsidiaries, these subsidiaries will continue to operate as debtors in possession in the Chapter 11 case until they reorganize or liquidate. Because any plan of reorganization or liquidation relating to these debtors would have to be approved by the Bankruptcy Court, and possibly their respective creditors, Covanta does not control these debtors or the ultimate outcome of their respective Chapter 11 case. Accordingly, Covanta does not include these subsidiaries as consolidated subsidiaries in the Financial Statements. Covanta’s investment in these subsidiaries is recorded using the equity method effective as of March 10, 2004. Unless these subsidiaries emerge from bankruptcy under Covanta’s control, it is unlikely that they will contribute to Covanta’s results of operations.
      Danielson holds all of the voting stock of Danielson Indemnity Company (“DIND”). DIND owns 100% of the common stock of National American Insurance Company of California, Danielson’s principal operating insurance subsidiary, which owns 100% of the common stock of Valor Insurance Company, Incorporated. National American Insurance Company of California and its subsidiaries are collectively referred to herein as “NAICC”. The operations of NAICC are in property and casualty insurance. NAICC writes non–standard private automobile insurance in the western United States, primarily California. Effective September 7, 2003, NAICC discontinued writing all commercial automobile insurance. Effective January, 2002, NAICC discontinued writing all workers’ compensation insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Danielson acquired a 100% ownership interest in ACL in May, 2002, thereby entering into the marine transportation, construction and related service provider businesses. On January 31, 2003, ACL and many of its subsidiaries and its immediate direct parent entity, American Commercial Lines Holdings, LLC, referred to herein as “ACL Holdings,” filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11. Danielson, its subsidiaries and equity investees, operating in the marine services industries, were not guarantors of ACL’s debt, nor were they contractually liable for any of ACL’s liabilities. Danielson’s other investees in the marine services business consisted of Global Materials Services, LLC (“GMS”) and Vessel Leasing, LLC (“Vessel Leasing”). GMS was a joint venture of ACL, a third party and Danielson, in which Danielson held a 5.4% interest. Danielson sold its interests in GMS as of October 6, 2004. Vessel Leasing was a joint venture of ACL and Danielson. Danielson sold its interest in Vessel Leasing on January 13, 2005.
      As a result of the ACL bankruptcy filing, Danielson no longer maintains control of ACL. Accordingly, beginning for the year ended December 31, 2003, Danielson has accounted for its investments in ACL, GMS and Vessel Leasing, using the equity method of accounting. Under the equity method of accounting, Danielson reports its share of the equity investees’ income or loss based on its ownership interest. Danielson has fully written off its investment in ACL, accordingly Danielson ceased recognizing losses on its investment as Danielson is not liable either directly or as guarantor for such losses.
      SZ Investments, LLC, a significant stockholder of Danielson, and a company affiliated with Samuel Zell, former Chairman of Danielson’s Board of Directors, William Pate, Danielson’s current Chairman of the Board of Directors and Philip Tinkler, Danielson’s former Chief Financial Officer, is a holder through its affiliate, HY I Investments, LLC, of approximately 42% of ACL’s senior notes and payment–in–kind notes. As a result, a special committee of Danielson’s Board of Directors was formed in November 2002, composed solely of disinterested directors, to oversee Danielson’s investment in ACL and its related Chapter 11 bankruptcy proceedings.
      Covanta Energy Corporation is referred to herein as “Energy” or as “Covanta”. “Domestic Covanta” refers to Covanta and its subsidiaries engaged in the waste–to–energy, water and independent power businesses in the United States; and “CPIH” refers to Covanta’s subsidiary, Covanta Power International Holdings, Inc. and its subsidiaries engaged in the independent power business outside the United States. Danielson’s insurance subsidiaries are referred to herein as “Insurance Services”. ACL, GMS and Vessel Leasing are together referred to herein as “Marine Services”.

2.	Covanta Acquisition and Financing Agreements
      On December 2, 2003, Danielson executed a definitive investment and purchase agreement to acquire Covanta in connection with Covanta’s emergence from Chapter 11 proceedings after the non–core and geothermal assets of Covanta were divested. The primary components of the transaction were: (1) the purchase by Danielson of 100% of the equity of Covanta in consideration for a cash purchase price of approximately $30 million, and (2) agreement as to new letter of credit and revolving credit facilities for Covanta’s domestic and international operations, provided by some of the existing Covanta lenders and a group of additional lenders organized by Danielson.
      This agreement was amended on February 23, 2004 which reduced the purchase price and released from an escrow account $0.2 million to purchase Danielson’s equity interest in Covanta Lake, Inc. A limited liability company was formed by Danielson and one of Covanta’s subsidiaries and it acquired an equity interest in Covanta Lake II, Inc., an indirect subsidiary of Covanta, in a transaction separate and distinct from the acquisition of Covanta out of bankruptcy.
      As required by the investment and purchase agreement, Covanta filed a proposed plan of reorganization, a proposed plan of liquidation for specified non–core businesses, and the related draft disclosure statement, each reflecting the transactions contemplated under the investment and purchase agreement, with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Bankruptcy Court. On March 5, 2004, the Bankruptcy Court confirmed the Covanta Reorganization Plan. On March 10, 2004, Danielson acquired 100% of Covanta’s equity in consideration for approximately $30 million.
      With the purchase of Covanta, Danielson acquired a leading provider of waste–to–energy services and independent power production in the United States and abroad. Danielson’s equity investment and ownership provided Covanta’s businesses with improved liquidity and capital resources to finance their business activities and emerge from bankruptcy.
      The aggregate purchase price was $47.5 million which included the cash purchase price of $30 million, approximately $6.4 million for professional fees and other estimated costs incurred in connection with the acquisition, and an estimated fair value of $11.3 million for Danielson’s commitment to sell up to 3 million shares of its common stock at $1.53 per share to certain creditors of Covanta, subject to certain limitations as more fully described below.
      The following table summarizes a preliminary allocation of values to the assets acquired and liabilities assumed at the date of acquisition in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 109 “Accounting for Income Taxes”. In addition to the purchase price allocation adjustments, Covanta’s emergence from Chapter 11 proceedings on March 10, 2004 resulted in Covanta becoming a new reporting entity and adoption of fresh start accounting as of that date, in accordance with AICPA Statement of Position (“SOP”) 90–7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. Preliminary fair value determinations of the tangible and intangible assets were made by management based on anticipated discounted cash flows using currently available information. Management’s estimate of the fair value of long term debt was based on the new principal amounts of recourse debt that was part of the reorganized capital structure of Covanta upon emergence. Management’s estimate of the fair value of project debt was based on market information available to the Company. The Company has engaged valuation consultants to review its valuation methodology and their work is ongoing.
      In accordance with SFAS No. 141, the preliminary purchase price allocation is subject to additional adjustment within one year after the acquisition as additional information on asset and liability valuations becomes available. The Company expects that adjustments to recorded fair values may include those relating to:

•	property, plant, and equipment, intangibles, debt, and equity investments, all of which may change based on consideration of additional analysis by the Company and its valuation consultants;

•	accrued expenses which may change based on identification of final fees and costs associated with Covanta’s emergence from bankruptcy resolution of disputed claims;

•	the final principal amount of the unsecured notes (recorded as an estimated principal amount of $28 million, which estimate excludes any notes that may be issued if and when Remaining Debtors emerge from bankruptcy), and which will be adjusted based upon the resolution of claims of creditors entitled to such notes as distributions; and

•	tax liabilities and deferred taxes, which may be adjusted based upon additional information to be received from taxing authorities and which result from changes in the allocated book basis of items for which deferred taxes are provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following depicts the summary balance sheet of Covanta after the purchase price allocation as of March 10, 2004:

Current assets	$521,295
Property, plant and equipment	813,895
Intangible assets	191,761
Other assets	326,027

Total assets acquired	$1,852,978

Current liabilities	$362,061
Long–term debt	328,053
Project debt	850,591
Deferred income taxes	87,940
Other liabilities	176,808

Total liabilities assumed	$1,805,453

Net assets acquired	$47,525

      The acquired intangible assets of $191.8 million primarily relate to service agreements on publicly owned waste–to–energy projects with an approximate 17–year weighted average useful life. However, many such contracts have remaining lives that are significantly shorter.
      In its initial purchase price allocation as of March 10, 2004, goodwill of $24.5 million was recorded to reflect the excess of cost over the preliminary fair value of acquired net assets. The Company has subsequently refined various estimates of fair values of the assets acquired and liabilities assumed. The most significant adjustments were decreases of (a) property, plant and equipment — net of $220.9 million, (b) intangible assets of $126.4 million, (c) deferred income tax liabilities of $217.8 million and (d) other liabilities of $149.9 million. Goodwill was eliminated as a result of these fair value adjustments and the resulting excess of fair value over the purchase price paid was allocated on a pro rata basis to reduce the carrying value of the Company’s eligible non–current assets.
      The results of operations from Covanta are included in Danielson’s consolidated results of operations from March 11, 2004. The following table sets forth certain unaudited consolidated operating results for the years ended December 31, 2004 and 2003, as if the acquisition of Covanta were consummated on the same terms at the beginning of each period.

	December 31,

	2004	2003
	ProForma	ProForma

Total revenues	$715,485	$791,662
Income (loss) from continuing operations before change in accounting principle	$39,634	$(7,330)
Cumulative effect of change in accounting principle	—	$(8,538)
Net income (loss)	$39,634	$(15,868)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.66	$(0.12)
Cumulative effect of accounting change	—	(0.13)
Net income (loss) per share	$0.66	$(0.25)
Diluted net income (loss) per share	$0.64	$(0.25)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As part of the investment and purchase agreement, Danielson arranged for a new $118 million replacement letter of credit facility for Covanta, secured by a second lien on Covanta’s domestic assets. This financing was provided by SZ Investments, LLC, a Danielson stockholder (“SZ Investments”), Third Avenue Trust, on behalf of Third Avenue Value Fund Series, a Danielson stockholder (“TAVF”), and D. E. Shaw Laminar Portfolios, LLC, a creditor of Covanta and a Danielson stockholder (“Laminar”). Subsequent to the signing of the investment and purchase agreement, each of TAVF, Laminar and SZ Investments assigned approximately 30% of their participation in the second lien letter of credit facility to Goldman Sachs Credit Partners, L.P. and Laminar assigned the remainder of its participation in the second lien letter of credit facility to TRS Elara, LLC. In addition, in connection with a note purchase agreement described below, Laminar arranged for a $10 million revolving loan facility for CPIH, secured by CPIH’s assets. Covanta also paid an upfront fee of $2.4 million upon entering into the second lien credit agreement, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000 and, (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit.
      Danielson obtained the financing necessary for the Covanta acquisition pursuant to a note purchase agreement dated December 2, 2003, with each of SZ Investments, TAVF and Laminar, referred to collectively as the “Bridge Lenders”. Pursuant to the note purchase agreement, the Bridge Lenders severally provided Danielson with an aggregate of $40 million of bridge financing in exchange for notes which were convertible under certain circumstances into shares of Danielson common stock at a price of $1.53 per share, subject to agreed upon limitations. Danielson used $30 million of the proceeds from the notes to post an escrow deposit prior to the closing of the transactions contemplated by the investment and purchase agreement with Covanta. At closing, the deposit was used to purchase Covanta. Danielson will use the remainder of the proceeds to pay transaction expenses and for general corporate purposes. These notes were repaid on June 11, 2004 through the conversion of a portion of the notes held by Laminar and from the proceeds of a pro rata rights offering made to all stockholders on May 18, 2004.
      Danielson issued to the Bridge Lenders an aggregate of 5,120,853 shares of Danielson’s common stock in consideration for the $40 million of bridge financing. At the time that Danielson entered into the note purchase agreement, agreed to issue the notes convertible into shares of Danielson common stock and issued the equity compensation to the Bridge Lenders, the trading price of the Danielson common stock was below the $1.53 per share conversion price of the notes. On December 1, 2003, the day prior to the announcement of the Covanta acquisition, the closing price of Danielson common stock on the American Stock Exchange was $1.40 per share.
      In addition, under the note purchase agreement, Laminar agreed to convert an amount of notes to acquire up to an additional 8.75 million shares of Danielson common stock at $1.53 per share based upon the levels of public participation in the May 18, 2004 rights offering. Based upon the public participation in the rights offering, Danielson issued the maximum of 8.75 million shares to Laminar pursuant to the conversion of approximately $13.4 million in principal amount of notes. Consequently, the $20 million principal amount of notes held by Laminar plus accrued but unpaid interest was repaid in full on June 11, 2004 through the issuance of 8.75 million shares of Danielson common stock to Laminar and $7.9 million of the proceeds from the rights offering.
      Danielson has agreed to commence an offering of shares to a class of creditors of Covanta that are entitled to participate in an offering of up to 3 million shares of Danielson common stock at a price of $1.53 per share pursuant to the Covanta Reorganization Plan.
      As part of Danielson’s negotiations with Laminar and its becoming a five percent stockholder, pursuant to a letter agreement dated December 2, 2003, Laminar has agreed to additional restrictions on the transferability of the shares of Danielson common stock that Laminar holds or will acquire. Further, in accordance with the transfer restrictions contained in Article Fifth of Danielson’s charter restricting the resale of Danielson common stock by 5% stockholders, Danielson has agreed with Laminar to provide it with limited rights to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resell the Danielson common stock that it holds. Finally, pursuant to its agreement with the Bridge Lenders on July 28, 2004, Danielson has filed a registration statement with the SEC to register the shares of Danielson common stock issued to or acquired by them under the note purchase agreement. The registration statement was declared effective on August 24, 2004.
      Samuel Zell, Danielson’s former Chairman of the Board of Directors, Philip Tinkler, Danielson’s former Chief Financial Officer and William Pate, current Chairman of Danielson, are affiliated with SZ Investments. David Barse, Director of Danielson, is affiliated with TAVF. The note purchase agreement and other transactions involving the Bridge Lenders were negotiated, reviewed and approved by a special committee of Danielson’s Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.
      See Notes 17 through 20 for additional information regarding Covanta’s credit and debt arrangements.

3.	ACL Chapter 11 Filing
      During 2002, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth. Due to these factors, ACL’s revenues and earnings did not meet expectations and ACL’s liquidity was significantly impaired. Debt covenant violations occurred and, as a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003 (the “Petition Date”), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the “Bankruptcy Court”) to reorganize under Chapter 11 under case number 03–90305. Included in the filing were ACL, ACL’s direct parent (ACL Holdings), American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the “ACL ACL Debtors”) under case numbers 03–90306 through 03–90319. These cases were jointly administered for procedural purposes before the Bankruptcy Court under case number 03–90305. The Chapter 11 petitions do not cover any of ACL’s foreign subsidiaries or certain of its U.S. subsidiaries. GMS and Vessel Leasing did not file petitions under Chapter 11 and were not debtors–in–possession.
      Throughout 2004, ACL and the other ACL Debtors operated their businesses as debtors–in–possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. As debtors–in–possession, the ACL Debtors were prohibited from engaging in transactions outside of the ordinary course of business without approval, after hearing, of the Bankruptcy Court.
      As part of the bankruptcy filings, the ACL Debtors entered into a Revolving Credit and Guaranty Agreement (“DIP Credit Facility”) that provided up to $75 million of financing during ACL’s Chapter 11 proceeding. The obligations of the ACL Debtors under the DIP Credit Facility, by court order, have super–priority administrative claim status as provided under Chapter 11. Under Chapter 11, a super–priority claim is senior to secured and unsecured pre–petition claims and all administrative expenses incurred in the Chapter 11 case. In addition, with certain exceptions (including a carve–out for unpaid professional fees and disbursements), the DIP Credit Facility obligations are secured by (1) a first–priority lien on all unencumbered pre– and post–petition property of the ACL Debtors, (2) a first–priority priming lien on all property of the ACL Debtors that is encumbered by the existing liens securing the ACL Debtors’ pre–petition secured lenders and (3) a junior lien on all other property of the ACL Debtors that is encumbered by the pre–petition liens.
      The DIP Credit Facility also contained certain restrictive covenants that, among other things, restrict the ACL Debtors’ ability to incur additional indebtedness or guarantee the obligations of others, and required ACL to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, limit its capital expenditures to defined levels and restrict advances to certain subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Danielson believed it would receive little or no value with respect to its equity interest in ACL Holdings or ACL. Accordingly, Danielson wrote off its remaining investment in ACL at the end of the first quarter of 2003 as an other than temporary asset impairment. See Note 5 for additional information.
      On April 23, 2004, ACL announced the sale of its ownership interest in UABL Limited (“UABL”), a South American barging and terminalling company, and other assets being used by UABL for $24.1 million of cash and other consideration. The sale transaction closed on April 23, 2004. In connection with the UABL sale, ACL recorded a pre–tax loss of $35.2 million.
      On June 8, 2004, ACL filed a Motion for Order Approving Sale Procedures, Break–Up Fee and Authorizing the Employment of Environmental Consultants to establish procedures for the sale of its 50% membership interest in GMS, to request approval of a break–up fee for a proposed “stalking horse” bidder for ACL’s membership interest in GMS, to fix procedures for rights of access and due diligence by bidders, and to authorize the employment of a consulting firm to prepare certain environmental reports. The proposal by the stalking horse bidder also included a proposal for the coterminous acquisition of Danielson’s 5.4% membership interest in GMS. Midsouth Terminal Company L.P. (“MST”), the holder of the remaining interests in GMS, filed an objection to ACL’s motion and asserted their right of first refusal to acquire ACL’s membership interest in GMS pursuant to GMS’ Amended and Restated Limited Liability Company Operating Agreement dated May 25, 2002. At a hearing of the Bankruptcy Court, an order was issued on June 24, 2004 granting the Motion, as amended, establishing sale procedures, a break–up fee, and authorizing the employment of environmental consultants, and preserving the rights of MST to elect to exercise any right of first refusal it may have, subject to further court review, on the same terms and conditions as the stalking horse bidder, and further provided such exercise occurred on or before July 14, 2004. On July 13, 2004, MST notified ACL that it desired to exercise its right of first refusal to acquire ACL’s membership interest in GMS.
      During September, 2004, Danielson and MST agreed on terms with respect to the sale of Danielson’s membership interest in GMS. On September 29, 2004, the Bankruptcy Court approved the sale to MST of ACL’s membership interest in GMS as well as the sale to MST of Danielson’s membership interest in GMS. On October 6, 2004, the parties consummated the sale of ACL’s and Danielson’s membership interests in GMS to MST. Danielson received approximately $1.5 million in connection with this transaction. Danielson does not expect to recognize a significant gain or loss or this transaction.
      On September 10, 2004, ACL filed in the Bankruptcy Court a plan of reorganization (the “ACL Plan”) on behalf of itself and the other debtors. The ACL Plan provided for among other things, various distributions to creditors, and provides that 100% of the equity in ACL will be held by a newly–formed holding company owned by certain of ACL’s creditors. The ACL Plan provided for the cancellation of Danielson’s ownership interest in ACL, and for Danielson to receive from certain creditors warrants entitling it to purchase up to 168,230 shares of such holding company, representing 3% of the total number of issued shares therein.
      On December 30, 2004, the Bankruptcy Court confirmed the ACL Plan. ACL subsequently emerged from bankruptcy and is no longer a subsidiary of Danielson.

4.	Summary of Significant Accounting Policies

Parent and Consolidated Entity

Principles of Consolidation
      The consolidated financial statements reflect the results of operations, cash flows and financial position of Danielson and its majority–owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in companies that are not majority–owned or controlled but in which Danielson has significant influence are accounted for under the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, cash flows and taxable income from future operations, unpaid losses and loss adjustment expenses, allowances for doubtful accounts receivable, and liabilities related to pension obligations, and for workers’ compensation, severance and certain litigation.

Cash and Cash Equivalents
      Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

Deferred Financing Costs
      At December 31, 2004 and 2003, Danielson had zero and $6.1, respectively, of net deferred financing costs recorded on the consolidated balance sheet. These costs were incurred in connection with arranging its various financing arrangements. These costs are being amortized over the expected period that the related financing will be outstanding.

Income Taxes
      Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
      During the periods covered by the Consolidated Financial Statements, Danielson filed a consolidated Federal income tax return, which included all eligible United States subsidiary companies. Foreign subsidiaries were taxed according to regulations existing in the countries in which they do business. Subsequent to March 10, 2004, Domestic Covanta is included in Danielson’s consolidated tax group. CPIH and its United States and foreign subsidiaries are not members of the Danielson consolidated tax group after March 10, 2004. In addition Covanta Lake is not a member of any consolidated tax group after February 20, 2004.

Pension and Postretirement Plans
      Danielson has pension and post–retirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside Danielson’s control and can have a significant effect on the amounts reported in the financial statements.

Incentive Compensation Plans
      Stock–based compensation cost is measured using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for Danielson’s directors and employees. Pro forma net income (loss) and income (loss) per share are disclosed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
below as if the fair value based method of accounting under SFAS No. 123 had been applied to all stock–based compensation awards.

	2004	2003	2002

Net income (loss) as reported	$34,094	$(69,225)	$(32,955)
Pro Forma compensation expense	(987)	(970)	(2,274)
Less:
Stock option expense recorded	128	137	920

Pro forma net income (loss)	$33,235	$(70,058)	$(34,309)

Basic earnings (loss) per share:
As reported	$0.54	$(1.46)	$(0.82)
Pro forma	$0.52	$(1.48)	$(0.85)
Diluted earnings (loss) per share:
As reported	$0.52	$(1.46)	$(0.82)
Pro Forma	$0.50	$(1.48)	$(0.85)

Energy

Revenue Recognition
      Covanta’s revenues are generally earned under contractual arrangements, and fall into three categories: service revenues, electricity and steam revenues, and construction revenues.
      Service revenues consist of the following:

1) Fees earned under contract to operate and maintain waste-to-energy, independent power and water facilities are recognized as revenue when earned, regardless of the period they are billed;

2) Fees earned to service project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the Client Community pursuant to applicable waste-to-energy Service Agreements. Regardless of the timing of amounts paid by Client Communities relating to project debt principal, Covanta records service revenue with respect to this principal component on a levelized basis over the term of the Service Agreement. Unbilled service receivables related to waste-to-energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the Project debt. Such unbilled receivables amounted to $156 million December 31, 2004, respectively;

3) Fees earned for processing waste in excess of Service Agreement requirements are recognized as revenue beginning in the period Covanta processes waste in excess of the contractually stated requirements;

4) Tipping fees earned under waste disposal agreements are recognized as revenue in the period waste is received; and

5) Other miscellaneous fees such as revenue for scrap metal recovered and sold are generally recognized as revenue when scrap metal is sold.

Electricity and Steam Sales
      Revenue from the sale of electricity and steam are earned at energy facilities and are recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to Client Communities under applicable Service Agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction Revenues
      Revenues under fixed-price construction contracts, including construction, are recognized on the basis of the estimated percentage of completion of services rendered. Construction revenues also include design, engineering and construction management fees. In 2004, the Company incurred some preliminary construction costs for which it has not billed the municipality or received reimbursement. Covanta anticipates the contracts will be finalized in 2005 at which time it expects to be fully reimbursed for all costs.

Pass Through Costs
      Pass through costs are costs for which Covanta receives a direct contractually committed reimbursement from the municipal client who sponsors a waste-to-energy the project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in Covanta’s Financial Statements. Total pass through expenses for the March 11, 2004 through December 31, 2004, January 1, 2004 through March 10, 2004, and for 2003 were $39.9 million, $10 million, and $59.8 million, respectively.

Property, Plant and Equipment
      As of March 10, 2004, the assets and liabilities of Covanta’s energy business, including property, plant, and equipment were recorded at management’s estimate of their fair values. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. For financial reporting purposes, depreciation is calculated by the straight–line method over the estimated remaining useful lives of the assets, which range up to 41 years for waste–to–energy facilities. The original useful lives generally range from three years for computer equipment to 50 years for waste–to–energy facilities. Leaseholds are depreciated over the life of the lease or the asset, whichever is shorter. Landfill costs are amortized based on the quantities deposited into each landfill compared to the total estimated capacity of such landfill.

Service and Energy Contracts and Other Intangible Assets
      As of March 10, 2004, service and energy contracts were recorded at their estimated fair values in accordance with SFAS No. 141 based upon discounted cash flows from the service contracts on publicly owned projects and the “above market” portion of the energy contracts on Covanta owned projects using currently available information. Amortization is calculated by the straight–line method over the estimated contract lives of which the remaining weighted average life of the agreements is approximately 17 years. However, many of such contracts have remaining lives that are significantly shorter. Other intangible assets are amortized by the straight-line method over periods ranging from 15 to 25 years. (See Note 12 to the Notes to the Consolidated Financial Statements.)

Restricted Funds Held
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Project Development and Contract Acquisition Costs
      Covanta capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a plant. These costs include outside professional services, permitting expense and other third party costs directly related to the development of a specific new project. Upon the start-up of plant operations or the completion of an acquisition, these costs are generally transferred to property, plant and equipment and are amortized over the estimated useful life of the related plant or charged to construction costs in the case of a construction contract for a facility owned by a municipality. Capitalized project development costs are charged to expense when it is determined that the related project is impaired.
      Contract acquisition costs are capitalized for external costs incurred to acquire the rights to design, construct and operate waste-to-energy facilities and are amortized over the life of the contracts. Contract acquisition costs are presented net of accumulated amortization of and were $46.6 million at December 31, 2003. As of March 10, 2004, contract acquisition costs were recorded at their fair value of zero.

Interest Rate Swap Agreements
      The fair value of interest rate swap agreements are recorded as assets and liabilities, with changes in fair value during the year credited or charged to debt service revenue or debt service charges, as appropriate.

Impairment of Long–Lived Assets
      Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable over their estimated useful life in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Covanta reviews its long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable over the estimated useful life. Determining whether an impairment has occurred typically requires various estimates and assumptions, including which cash flows are directly attributable to the potentially impaired asset, the useful life over which the cash flows will occur, their amount and the assets residual value, if any. Also, impairment losses require an estimate of fair value, which is based on the best information available. Covanta principally uses internal discounted cash flow estimates, but also uses quoted market prices when available and independent appraisals as appropriate to determine fair value. Cash flow estimates are derived from historical experience and internal business plans with an appropriate discount rate applied.

Foreign Currency Translation
      For foreign operations, assets and liabilities are translated at year–end exchange rates and revenues and expenses are translated at the average exchange rates during the year. Gains and losses resulting from foreign currency translation are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of Other comprehensive income (loss). For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of Other Comprehensive income (loss) and Shareholders’ equity (deficit). Currency transaction gains and losses are recorded in Other–net in the Statements of Consolidated Operations and Comprehensive Income (Loss).

Insurance Services

Investments
      Insurance Services’ fixed maturity debt and equity securities portfolio are classified as “available for sale” and are carried at fair value. Changes in fair value are credited or charged directly to stockholders’ equity as unrealized gains or losses, respectively. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. “Other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than temporary” declines in fair value are recorded as realized losses in the statement of operations and the cost basis of the security is reduced. Realized gains and losses are recognized in the statements of operations based on the amortized cost of fixed maturities and cost basis for equity securities on the date of trade, subject to any previous adjustments for “other than temporary” declines.

Deferred Policy Acquisition Costs
      Insurance Services’ deferred policy acquisition costs, consisting principally of commissions and premium taxes paid at the time of issuance of the insurance policy, are deferred and amortized over the period during which the related insurance premiums are earned. Deferred policy acquisition costs are limited to the estimated future profit after anticipated losses and loss adjustment expenses (“LAE”) (based on historical experience), maintenance costs, policyholder dividends, and anticipated investment income. Deferred policy acquisition costs were $0.3 million and $0.8 million at December 31, 2004 and 2003, respectively, and are included in other assets in the Consolidated Balance Sheet.

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
      Insurance Services accounts for its reinsurance contracts which provide indemnification by reducing earned premiums for the amounts ceded to the reinsurer and establishing recoverable amounts for paid and unpaid losses and LAE ceded to the reinsurer. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk generally do not meet conditions for reinsurance accounting and are accounted for as deposits. For the years ended December 31, 2004 and 2003, Insurance Services had no reinsurance contracts which were accounted for as deposits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Danielson is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, Danielson must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Danielson is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on Danielson’s consolidated results of operations and earnings per share. Danielson has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Reclassification
      Certain prior period amounts, have been reclassified in the Financial Statements to conform with the current period presentation.

5.	Equity in Net Income and Losses of Unconsolidated Subsidiaries
      Through the acquisition of Covanta, Danielson is now party to joint venture agreements in which Danielson has equity investments in several operating projects. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. Danielson records its share of earnings from its equity investees in equity in net income from unconsolidated investments in its Consolidated Statement of Operations.
      Danielson is a party to a joint venture formed to design, construct, own and operate a coal-fired electricity generation facility in the Quezon Province, the Philippines (“Quezon Joint Venture”). Danielson owns 26.125% of, and has invested 27.5% of the total equity in, the Quezon Joint Venture. This project commenced commercial operations in 2000.
      Manila Electric Company (“Meralco”), the sole power purchaser for Danielson’s Quezon Project, is engaged in discussions and legal proceedings with instrumentalities of the government of the Philippines relating to past billings to its customers, cancellations of recent tariff increases, and potential tariff increases. The outcome of these proceedings may affect Meralco’s financial condition.
      Quezon Project management continues to negotiate with Meralco with respect to proposed amendments to the power purchase agreement to modify certain commercial terms under the existing contract, and to resolve issues relating to the Quezon Project’s performance during its first year of operation. Following the first year of the operation, in 2001, based on a claim that the plant’s performance did not merit full payment, Meralco withheld a portion of each of several monthly payments to the Quezon Project that were due under the terms of the power purchase agreement. The total withheld amount was $10.8 million (U.S.). Although the Quezon Project was able to pay all of its debt service and operational costs, the withholding by Meralco

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
constituted a default by Meralco under the power purchase agreement and a potential event of default under the project financing agreements. To address this issue, Quezon Project management agreed with project lenders to hold back cash from distributions in excess of the reserve requirements under the financing agreements in the amount of approximately $20.5 million (U.S.).
      In addition to the issues under the power purchase agreement, issues under the financing agreements arose during late 2003 and 2004 regarding compliance with the Quezon Project operational parameters and the Quezon Project’s inability to obtain required insurance coverage. In October 2004, the Company and other Quezon project participants, with the consent of the Quezon Project lenders, amended certain of the Quezon Project documents to address such operational matters, resolving all related contract issues. Subsequently, the project lenders granted a waiver with respect to the insurance coverage issue because contractual coverage levels were not then commercially available on reasonable terms. At approximately the same time, Quezon Project management sought, and successfully obtained, a reduction of the hold back amount discussed above, resulting in a new excess hold back of approximately $10.5 million (U.S.) with effect from November 2004.
      Adverse developments in Meralco’s financial condition or delays in finalizing the power purchase agreement amendments and potential consequent lender actions are not expected to adversely affect Covanta’s liquidity, although it may have a material affect on CPIH’s ability to repay its debt prior to maturity. In late 2004, Meralco successfully refinanced $228 million in expiring short-term debt on a long-term 7 year basis, improving Meralco’s financial condition.
      The December 31, 2004 aggregate carrying value of Covanta’s investments in and advances to investees and joint ventures of $61.6 million is less than Covanta’s equity in the underlying net assets of these investees by approximately $64.9 million. These differences of cost over acquired net assets are mainly related to fresh start adjustments related to property, plant, and equipment and power purchase agreements of several investees.
      At December 31, 2004 energy investments in and advances to investees and joint ventures accounted for under the equity method were as follows:

	Ownership
	Interest at
	December 31,
	2004	2004

Ultrapower Chinese Station Plant (U.S.)	50%	$5,112
South Fork Plant (U.S.)	50%	641
Koma Kulshan Plant (U.S.)	50%	4,116
Haripur Barge Plant (Bangladesh)	45%	6,983
Quezon Power (Philippines)	26%	44,804

Total investments in power plants		$61,656

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The unaudited combined results of operations and financial position of energy’s equity method affiliates are summarized below.

2004

Condensed Statements of Operations for the years ended December 31:
Revenues	$219,016
Gross profit	102,908
Net income	60,724
Company’s share of net income	17,535
Condensed Balance Sheets at December 31:
Current assets	$145,969
Non-current assets	854,014
Total assets	999,983
Current liabilities	76,533
Non-current liabilities	512,759
Total liabilities	589,292
      Danielson wrote off its investment in ACL during the quarter ended March 28, 2003. The GMS and Vessel Leasing investments were not considered by Danielson to be impaired. Danielson and ACL sold its investment in GMS on October 6, 2004. Danielson sold its investment in Vessel Leasing to ACL on January 13, 2005. The reported net income (loss) for the year ended December 31, 2004 and 2003, included, under the caption “Equity in Net Income Loss of Unconsolidated Investments”, the following:

	2004	2003

ACL’s reported loss as of March 31, 2003	$—	$(46,998)
Other than temporary impairment of remaining investment in ACL as of March 28, 2003	—	(8,205)

Total ACL loss		(55,203)
GMS income (loss) as of October 6, 2004	$156	55
Vessel leasing income	318	271
Write down of Vessel Leasing investment held for sale	(985)	—

Equity in net income (loss) of unconsolidated Marine Services Subsidiaries	(511)	(54,877)
Equity in net income of unconsolidated Energy Investments	17,535	—

	$17,024	$(54,877)

      Activity in the equity investees for the years ended December 31, 2004 and 2003 was:

	Year Ended December 31, 2004

		Haripur Barge
	Quezon Power	Plant
	(The Philippines)	(Bangladesh)

Revenues	$214,865	$36,655
Operating income	105,077	20,080
Net (Loss) income	65,047	9,397

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
December 31, 2003
ACL

Revenues	$620,071
Operating (loss) income*	367
Net (loss) income	$(61,576)

*	Before ACL Reorganization Expenses
      The following table summarizes the results of operations for the Remaining Debtors for the period March 11, 2004 through December 31, 2004. Due to uncertainty regarding the realization of earnings of the Remaining Debtors, Covanta has not recognized the earnings set forth below:

For the Period
March 11, 2004
through
December 31, 2004

Condensed Statements of Operations:
Revenues	$10,801
Operating income	339
Net income	318

6.	Gain (Loss) on Sale of Businesses
      The following is a list of assets sold or impaired during the years ended December 31, 2004 the gross proceeds from those sales, the realized gain or (loss) on those sales and the write-down of or recognition of liabilities related to those assets:

Description of Business	Proceeds	Gain (Loss)

2004
Investment in GMS	$1,512	$99
Equity investment in Linasa plant	1,844	245

7.	Investments
      The cost or amortized cost, unrealized gains, unrealized losses and fair value of Danielson’s investments as of the year ended December 2004 and 2003, categorized by type of security, were as follows:

	2004

	Cost or
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Fixed maturities — parent company	$3,300	$—	$—	$3,300
Fixed maturities — insurance services:
U.S. government/ Agency	27,024	174	129	27,070
Mortgage–backed	13,625	22	206	13,440
Corporate	16,615	216	131	16,700

Total fixed maturities — insurance services	57,264	412	466	57,210
Equity securities — insurance services	1,324	110	2	1,432

Total available–for–sale	$61,888	$522	$468	$61,942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	Cost or
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Fixed maturities — parent company	$453	$35	$—	$488
Fixed maturities — insurance services:
U.S. government/ Agency	22,887	391	70	23,208
Mortgage–backed	15,598	81	231	15,448
Corporate	30,902	716	106	31,512

Total fixed maturities — insurance services	69,387	1,188	407	70,168
Equity securities — insurance services	367	34	—	401

Total available–for–sale	$70,207	$1,257	$407	$71,057

      The following table sets forth a summary of NAICC’s temporarily impaired investments at December 31, 2004:

	Fair	Unrealized
Description of Investments	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$13,579	$129
Federal agency MBS	10,583	206
Corporate Bonds	6,096	131
Equity Securities	148	2

Total temporarily impaired investments	$30,406	$468

      Of the fixed maturity investments noted above 81.8% were acquired subsequent to 2002 during an historic low interest rate environment and are investment grade securities rated A or better. The number of U.S. Treasury obligations, Federal agency mortgage backed securities, corporate bonds and equity securities temporarily impaired are 21, 27 and 3, respectively. No security has a fair value less than 3.5% below its amortized cost.
      Fixed maturities of Danielson include mortgage–backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 22.2% and 21.9% of the total fixed maturities at years ended December 31, 2004 and 2003, respectively. All MBS held by Danielson are issued by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), both of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment. This is primarily because of payors’ increased incentive and ability to prepay principal and issuers’ increased incentive to call bonds in a declining interest rate environment. Management does not believe that the inherent prepayment risk in its portfolio is significant. However, management believes that the potential impact of the interest rate risk on Danielson’s consolidated financial statements could be significant because of the greater sensitivity of the MBS portfolio to market value declines and the classification of the entire portfolio as available–for–sale. Danielson has no MBS concentrations in any geographic region.
      The expected maturities of fixed maturity securities, by amortized cost and fair value, as of the year ended December 2004, are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or prepay their obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Expected maturities of MBS are estimated based upon the remaining principal balance, the projected cash flows and the anticipated prepayment rates of each security:

	Amortized Cost	Fair Value

Available–for–sale:
One year or less	$3,977	$4,039
Over one year to five years	48,431	48,374
Over five years to ten years	4,857	4,797
More than ten years	3,300	3,300

Total fixed maturities	$60,564	$60,510

      Danielson’s fixed maturity and equity securities portfolio is classified as “available for sale” and is carried at fair value. Changes in fair value are credited or charged directly to stockholders’ equity as unrealized gains or losses, respectively. “Other than temporary” declines in fair value are recorded as realized losses in the statement of operations and the cost basis of the security is reduced.
      The following reflects the change in net unrealized (loss) gain on available–for–sale securities included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity:

	2004	2003	2002

Fixed maturities, net	$(874)	$(4,284)	$(907)
Equity securities, net	74	1,407	(1,082)

Change in net unrealized loss on investments	$(800)	$(2,877)	$(1,989)

      The components of net unrealized (loss) gain on available for sale securities for the years ended December 2004, 2003 and 2002 consist of the following:

	2004	2003	2002

Net unrealized holding (losses) gains on available for sale securities arising during the period	$(500)	$(797)	$(1,445)
Reclassification adjustment for net realized gains on available for sale securities included in net income (loss)	(300)	(2,080)	(544)

Net unrealized (loss) gain on available for sale securities	$(800)	$(2,877)	$(1,989)

      Danielson considers the following factors in determining whether declines in the fair value of securities are “other than temporary”:
      a. the significance of the decline in fair value compared to the cost basis,
      b. the time period during which there has been a significant decline in fair value,

c.	whether the unrealized loss is credit–driven or a result of changes in market interest rates,

d.	a fundamental analysis of the business prospects and financial condition of the issuer, and

e	Danielson’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
      Based upon these factors, securities that have indications of potential impairment are subject to further review. In the third quarter of 2002, Danielson determined that two equity securities had declines in fair value that were “other than temporary” and Danielson, accordingly, recorded a realized loss of $2.7 million. These securities were subsequently sold in the fourth quarter of 2002. At year end 2002, Danielson determined that one equity security had a decline in fair value that was “other than temporary” and, accordingly, recorded a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
realized loss of $1 million. The net unrealized loss of Danielson’s equity securities was $1.4 million at the end of December 2002.
      During 2003, three equity securities had declines in fair value that were “other than temporary” and, accordingly, Danielson recorded a realized loss of $1.9 million. All of these securities were sold by December 31, 2003.
      Net realized investment gains (losses) for the years ended in December are as follows:

	2004	2003	2002

Parent Company
Fixed maturities	$252	$1,090	$8,740
Equity securities	—	—	100

Net realized investment gains	$252	$1,090	$8,840

Insurance Services
Fixed maturities	$219	$952	$6,087
Equity services	(18)	38	(5,080)

Net realized investment gains	$201	$990	$1,007

      Gross realized gains relating to fixed maturities were $0.2 million, $1 million, and $14.8 million for the years ended December 2004, 2003 and 2002, respectively. Gross realized losses relating to fixed maturities were approximately $0.02 million for each of the years ended December 2004, 2003 and 2002, respectively. Gross realized gains relating to equity securities were $0, $2 million and $0.1 million for the years ended December 2004, 2003 and 2002, respectively. Gross realized losses relating to equity securities were $0.2 million, $2 million and $5.1 million, for the years ended December 2004, 2003 and 2002, respectively.
      Net investment income for the years ended December 2004, 2003 and 2002 was:

	2004	2003	2002

Parent Company
Fixed maturities	$199	$302	$594
Short–term investments	34	42	46

Net investment income — parent company	$233	$344	$640

Insurance services
Fixed maturities	$2,497	$3,951	$5,467
Short–term investments	—	146	134
Dividend income	40	32	42
Other, net	107	44	95

Total investment income	2,644	4173	5,738
Less: investment expense	239	174	135

Net investment income — insurance services	$2,405	$3,999	$5,603

      At December 31, 2001, Danielson held $58.5 million face amount of ACL Senior Notes 10.25%, due June 30, 2008, at a cost of $30 million and a fair value of $32 million, representing 42.9% of stockholders’ equity. These notes were contributed to ACL Holdings in 2002 in connection with the acquisition discussed in Note 3. There were no other investments with a carrying value greater than ten percent of stockholders’ equity as of years ended December 2004, 2003 or 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In compliance with state insurance laws and regulations, securities with a fair value of approximately $31.1 million $43.4 million, and $45 million as of the years ended December 2004, 2003 and 2002, respectively, were on deposit with various states or governmental regulatory authorities. In addition, as of the years ended December 2004, 2003 and 2002, investments with a fair value of $7 million, $7.2 million and $6.4 million, respectively, were held in trust or as collateral under the terms of certain reinsurance treaties and letters of credit. NAICC has letters of credit outstanding of $3.1 million as of December 31, 2004.

Energy Services
      The cost or amortized cost, unrealized gains, unrealized losses and fair value of Energy Services’ investments as of the year ended December 2004, categorized by type of security, were as follows:
      Marketable securities at December 31, 2004 include the following:

	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities — Energy	$3,100	$—	$—	$3,100

Fixed maturities — Energy	1,321	—	—	—
Mutual and bond funds — Energy	2,325	53	—	2,378

Total non-current investments	$3,646	$53	$—	$3,699

      Non-current investments are classified in other long-term assets in the Energy Services balance sheet.
      Proceeds and realized gains and losses from the sales of securities classified as available for sale from March 11, 2004 through December 31, 2004 were $0.3 million and zero, respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification.

8.	Energy Service Revenues and Unbilled Service Receivables
      The following table summarized the components of Energy’s Service Revenues at December 31, 2004.

For the Period
March 11, through
December 31,
2004

Service Revenue unrelated to project debt	$313,543
Revenue earned explicitly to service project debt-principal	36,029
Revenue earned explicitly to service project debt-interest	25,050

Total service revenue	$374,622

      Unbilled service receivables include fees earned to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the municipality pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by municipalities relating to project debt principal, Covanta records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to waste-to-energy operations are recorded at their discounted amount.

9.	Restricted Funds Held in Trust
      Restricted funds held in trust are primarily amounts received and held by third party trustees relating to projects owned by the Company, and which may be used only for specified purposes. The Company generally does not control these accounts. They include debt service reserves for payment of principal and interest on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
project debt, deposits of revenues received with respect to projects prior to their disbursement as provided in the relevant indenture or other agreements, lease reserves for lease payments under operating leases, and proceeds received from financing the construction of energy facilities. Such funds are invested principally in United States Treasury bills and notes and United States government agencies securities.
      Fund balances were as follows:

	2004

	Current	Non-Current

Debt service funds	$46,655	$112,012
Revenue funds	20,530	—
Lease reserve funds	3,970	—
Construction funds	264	—
Other funds	44,673	11,814

Total	$116,092	$123,826

10.	Reinsurance
      Reinsurance is the transfer of risk, by contract, from one insurance company to another for consideration (premium). Reinsurance contracts do not relieve Insurance Services from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to Insurance Services; consequently, allowances are established for amounts deemed uncollectible. Insurance Services evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics to reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
      NAICC has reinsurance under both excess of loss and quota share treaties. NAICC cedes reinsurance on an excess of loss basis for workers’ compensation risks in excess of $0.4 million prior to January 1996, $0.5 million through March 2000 and $0.2 million thereafter. Beginning in May 2001, NAICC retained 50% of the loss between $0.2 million and $0.5 million. For commercial automobile, NAICC cedes reinsurance on an excess of loss basis risks in excess of $0.25 million. Since January 1, 1999 the California non-standard personal automobile quota share ceded percentage was 10% and effective January 1, 2002 the quota share treaty was terminated. The property and casualty book of business of former affiliates contains both excess of loss and quota share reinsurance protection. Typically all excess of loss contracts effectively reduce NAICC’s net exposure to any occurrence below $0.1 million.
      The effect of reinsurance on written premiums and earned premiums reflected in Danielson’s consolidated financial statements is as follows:

	2004	2003	2002

Direct written premium	$15,165	$32,733	$56,462
Ceded written premium	—	(2,325)	(3,807)

Net written premium	$15,165	$30,408	$52,655

Direct earned premium	$18,506	$38,805	$66,958
Ceded earned premium	(508)	(2,954)	(4,794)

Net earned premium	$17,998	$35,851	$62,164

      The effect of ceded reinsurance on loss and LAE incurred was a decrease of $3.5 million, $3 million and $10.4 million for the years ended December 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of the year ended December 2004, General Reinsurance Corporation (“GenRe”) was the only reinsurer that comprised more than 10 percent of NAICC’s reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. As of December 31, 2004 and 2003, NAICC had reinsurance recoverable on paid and unpaid balances of $12.4 million and $13.1 million from GenRe, respectively. GenRe has an A.M. Best rating of A+ or better. Allowances for paid and unpaid recoverables were $1.1 million and $1.5 million at December 31, 2004 and 2003, respectively.

11.	Property, Plant and Equipment — Energy Services
      Property, plant and equipment consisted of the following at December 31, 2004:

	Useful Lives	2004

Land		$4,725
Energy facilities	3-50 years	782,965
Buildings and improvements	3-50 years	51,464
Machinery and equipment	3-50 years	5,514
Landfills		7,614
Construction in progress		5,403

Total		857,685
Less accumulated depreciation and amortization		(38,510)

Property, plant, and equipment — net		$819,175

      Depreciation and amortization related to property, plant and equipment amounted to $37.4 million for the period, March 11 through December 31, 2004.

12.	Service and Energy Contracts and Other Intangibles Assets
      Service and Energy Contracts and other intangible assets consisted of the following at December 31, 2004:

		Accumulated
December 31, 2004	Gross	Amortization	Net

Service and energy contracts	$192,058	$(15,121)	$176,937
Land rights	442	(89)	353

Total	$192,500	$(15,210)	$177,290

      Amortization expense related to service and energy contracts and other intangible assets was $15.2 million for the period March 11, through December 31, 2004. The estimated future amortization expense of service and energy contracts and other intangible assets as of December 31, 2004 is as follows:

2005	$17,627
2006	17,627
2007	17,535
2008	15,868
2009	15,868
Thereafter	92,765

Total	$177,290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.     Other Assets — Energy Services
      Other assets consisted of the following at December 31,2004:

2004

Marketable securities available for sale	$1,321
Unamortized bond issuance costs	1,736
Deferred financing costs	5,275
Non-current securities available for sale (see Note 6)	2,325
Interest rate swap	14,920
Other	5,439

Total	$31,016

Note 14.	Accrued Expenses — Energy Services
      Accrued expenses consisted of the following at December 31, 2004:

2004

Operating expenses	$30,803
Insurance	1,605
Debt service charges and interest	17,628
Municipalities’ share of energy revenues	36,897
Payroll	18,027
Payroll and other taxes	8,478
Lease payments	1,025
Pension and profit sharing	3,673
Other	2,877

Total	$121,013

15.	Energy Services’ Deferred Revenue
      Deferred income consisted of the following at December 31, 2004:

2004

Advance billings to municipalities	$9,064
Other	4,901

Total	$13,965

      Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Unpaid Losses and Loss Adjustment Expenses
      The following table summarizes the activity in Insurance Services’ liability for unpaid losses and LAE during the three most recent years:

	2004	2003	2002

Net unpaid losses and LAE at beginning of year	$65,142	$79,192	$88,012
Incurred, net, related to:
Current year	10,343	23,199	49,474
Prior years	2,518	13,485	10,407

Total net incurred	12,861	36,684	59,881
Paid, net, related to:
Current year	(5,427)	(10,133)	(22,871)
Prior years	(26,348)	(40,601)	(45,830)

Total net paid	(31,775)	(50,734)	(68,701)

Net unpaid losses and LAE at end of year	46,228	65,142	79,192
Plus: Reinsurance recoverable on unpaid losses	18,042	18,238	22,057

Gross unpaid losses and LAE at end of year	$64,270	$83,380	$101,249

      The net losses and LAE incurred during 2004 related to prior years is attributable to recognition of unfavorable development in: commercial auto of $2.4 million primarily for accident years 2001 through 2002, and property and casualty of $1.6 million and unallocated loss adjustment expense for all lines of $0.9 million. Favorable development on prior periods was recognized in workers’ compensation and private passenger automobile of $0.7 million and $1.8 million, respectively. The net losses and LAE incurred during 2003 related to prior years is attributable to recognition of unfavorable development in: commercial auto of $5.5 million for accident years 2000 through 2002, workers’ compensation of $5.5 million of which $3.9 million was attributable to Valor, and property and casualty of $1.5 million, most of which stems from unallocated LAE reserves. The net losses and LAE incurred during 2002 related to prior years is attributable to adverse development on both the California workers’ compensation line totaling $3.5 million, certain private passenger automobile programs totaling $4.7 million and commercial automobile totaling $2 million. All of the workers’ compensation lines and the private passenger automobile programs that caused higher than expected losses were placed in run–off during 2001.
      Insurance Services has claims for asbestos and environmental cleanup (“A&E”) against policies issued prior to 1985 and which are currently in run–off. The principal exposure from these claims arises from direct excess and primary policies of current and past Fortune 500 companies, the obligations of which were assumed by Insurance Services of former affiliate companies. These direct excess and primary claims are relatively few in number and have policy limits of between $50,000 and $1 million, with reinsurance generally above $50,000. Insurance Services also has A&E claims primarily associated with participations in excess of loss facultative reinsurance contracts and voluntary risk pools assumed by Insurance Services same former affiliates. These facultative reinsurance contracts have relatively low limits, generally less than $25,000, and estimates of unpaid losses are based on information provided by the primary insurance company.
      The unpaid losses and LAE related to A&E is established considering facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Estimates for unknown claims and development of reported claims are included in Insurance Services’ unpaid losses and LAE. The liability for the development of reported claims is based on estimates of the range of potential losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that Insurance Services’ exposure could be materially in excess of amounts which are currently recorded. Management does not expect that liabilities associated with these types of claims will result in a material adverse effect on the future liquidity or financial position of Insurance Services. However, claims such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed or even materially exceed such estimates. As of the years ended December 2004 and 2003, Insurance Services’ net unpaid losses and LAE relating to A&E were approximately $8.2 million and $8.3 million, respectively.

17.	Credit Arrangements
      Covanta entered into a secured revolving loan and letter of credit facility (“the Master Credit Facility”) as of March 14, 2001. The Master Credit Facility was secured by substantially all of Covanta’s assets and was scheduled to mature on May 31, 2002 but was not fully discharged by the Debtor In Possession Credit Agreement (as amended, the “DIP Credit Facility”) discussed below. This, as well as the non-compliance with required financial ratios and possible other item caused Covanta to be in default under its Master Credit Facility. In connection with the bankruptcy petition, banks which were parties to the Master Credit Facility were stayed from enforcing remedies, and Covanta and most of its subsidiaries entered into the DIP Credit Facility with the DIP Lender, with the approval of the Bankruptcy Court. The DIP Credit Facility was largely for the continuation of existing letters of credit and was secured by all of the Company’s domestic assets not subject to liens of others and generally 65% of the stock of its foreign subsidiaries held by domestic subsidiaries. The DIP Credit Facility was the operative debt agreement with Covanta’s banks through March 10, 2004. The Master Credit Facility remained in effect during the Chapter 11 Cases to determine the rights of the lenders who are a party to it with respect to obligations not continued under the DIP Credit Facility. The DIP Credit Facility and the Master Credit Facility were discharged upon the effectiveness of the Reorganization Plan (see Note 2).
      Upon Covanta’s emergence from bankruptcy, it entered into new financing arrangements for liquidity and letters of credit for its domestic and international businesses. The Domestic Borrowers entered into the First Lien Facility and the Second Lien Facility (together, the “Domestic Facilities”), and CPIH entered into the CPIH Revolving Loan facility.
      Material Terms of the Domestic Facilities. The First Lien Facility provides commitments for the issuance of letters of credit in the initial aggregate face amount of up to $139 million with respect to Covanta’s Detroit, Michigan waste-to-energy facility. The First Lien Facility reduces semi-annually as the amount of the letter of credit requirement for this facility reduces. As of December 31, 2004, this requirement was approximately $119.7 million. The First Lien Facility is, secured by a first priority lien on substantially all of the assets of the Domestic Borrowers not subject to prior liens (the “Collateral”).
      Additionally, the Domestic Borrowers entered into the Second Lien Facility, secured by a second priority lien on the Collateral. The Second Lien Facility is a letter of credit and liquidity facility which provides commitments for the issuance of additional letters of credit in support of the Company’s domestic and international businesses, and for general corporate purposes. The Second Lien facility provided commitments in an aggregate amount of $118 million, up to $10 million of which may be used for cash borrowings on a revolving basis for general corporate purposes. As of December 31, 2004, an aggregate amount of $71 million in letters of credit had been issued under the Second Lien Facility, and the Company had made no cash borrowings under the Second lien Facility. Both facilities expire in March, 2009.
      The First Lien Facility and the Second Lien Facility require cash collateral to be posted for issued letters of credit if Covanta has cash in excess of specified amounts. Covanta paid a 1% upfront fee upon entering into the First Lien Facility, and will pay with respect to each issued letter of credit (i) a fronting fee equal to the greater of $500 or 0.25% per annum of the daily amount available to be drawn under such letter of credit, (ii) a letter of credit fee equal to 2.5% per annum of the daily amount available to be drawn under such letter of credit, and (iii) an annual fee of $1,500.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The revolving loan component of the Second Lien Facility bears interest at either (i) 4.5% over a base rate with reference to either the Federal Funds rate of the Federal Reserve System or Bank One’s prime rate, or (ii) 6.5% over a formula Eurodollar rate, the applicable rate to be determined by Covanta (increasing by 2% over the then applicable rate in specified default situations). Covanta also paid an upfront fee of $2.8 million upon entering into the Second Lien Facility, and will pay (i) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (ii) an annual agency fee of $30,000, and (iii) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit.
      The Domestic Facilities provide for mandatory prepayments of all or a portion of amounts funded by the lenders under letters of credit and the revolving loan upon the sales of assets, incurrence of additional indebtedness, availability of annual cash flow, or cash on hand above certain base amounts, and change of control transactions. To the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
      The terms of both of these facilities require Covanta to furnish the lenders with periodic financial, operating and other information. In addition, these facilities further restrict, without the consent of its lenders under these facilities, Covanta’s ability to, among others:

•	incur indebtedness, or incur liens on its property, subject to specific exceptions;

•	pay any dividends on or repurchase any of its outstanding securities, subject to specific exceptions;

•	make new investments, subject to specific exceptions;

•	deviate from specified financial ratios and covenants, including those pertaining to consolidated net worth, adjusted EBITDA, and capital expenditures;

•	sell any material amount of assets, enter into a merger transaction, liquidate or dissolve;

•	enter into any material transactions with shareholders and affiliates; amend its organization documents; and

•	engage in a new line of business.
      All unpaid principal of and accrued interest on the revolving loan, and an amount equal to 105% of the maximum amount that may at any time be drawn under outstanding letters of credit, would become immediately due and payable in the event that Covanta or certain of its affiliates (including Danielson) become subject to specified events of bankruptcy or insolvency. Such amounts shall also become immediately due and payable, upon action taken by a certain specified percentage of the lenders, in the event that any of the following occurs after the expiration of applicable cure periods:

•	a failure by Covanta to pay amounts due under the Domestic Facilities or other debt instruments;

•	breaches of representations, warranties and covenants under the Domestic Facilities;

•	a judgment or judgments are rendered against Covanta that involve an amount in excess of $5 million, to the extent not covered by insurance;

•	any event that has caused a material adverse effect on Covanta;

•	a change in control;

•	the Intercreditor Agreement or any security agreement pertaining to the Domestic Facilities ceases to be in full force and effect;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	certain terminations of material contracts; or

•	any securities issuance or equity contribution which is reasonably expected to have a material adverse effect on the availability of net operating losses.
      Under these facilities, as described above, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit. In accordance with the annual cash flow and the excess cash on hand provisions of the First and Second Lien Facilities, Domestic Covanta deposited $3.2 million and $10.5 million on January 3, 2005 and March 1, 2005, respectively, into a restricted collateral account for this purpose. This restricted collateral will become available to the Domestic Borrowers if they are able to refinance their current corporate debt.
      Material Terms of the CPIH Revolving Loan Facility: The CPIH Revolving Credit Facility is secured by a first priority lien on the CPIH stock and substantially all of the CPIH Borrowers’ assets not otherwise subject to security interests existing as of the Effective Date, and consists of commitments for cash borrowings of up to $10 million for purposes of supporting the international businesses. This $10 million commitment however is subject to permanent reductions as CPIH asset sales occur. Permanent reductions to the original commitment are determined by applying 50% of all net asset sales proceeds as they occur subject to certain specified limits. The CPIH revolving credit facility has a maturity date of three years and to the extent drawn upon bears interest at the rate of either (i) 7% over a base rate with reference to either the Federal Funds rate, of the Federal Reserve System or Deutsche Bank’s prime rate, or (ii) 8% over a formula Eurodollar rate, the applicable rate to be determined by CPIH (increasing by 2% over the then applicable rate in specified default situations). CPIH also paid a 2% upfront fee of $0.2 million, and will pay (i) a commitment fee equal to 0.5% per annum of the average daily calculation of available credit, and (ii) an annual agency fee of $30,000. Through December 31, 2004, CPIH had not sought to make draws on this facility and the outstanding commitment amount has been reduced to $9.1 million.
      The mandatory prepayment provisions, affirmative covenants, negative covenants and events of default under the two international credit facilities are similar to those found in the Domestic Facilities.
      The CPIH Revolving Credit Facility is non-recourse to Covanta and its other domestic subsidiaries.
      Of Covanta’s outstanding letters of credit at December 31, 2004, approximately $5.6 million secures indebtedness that is included in the Consolidated Balance Sheet and approximately $187.3 million principally secured the Company’s obligations under energy contracts to pay damages in the event of non-performance by Covanta which Covanta believes to be unlikely. These letters of credit were generally available for drawing upon if Covanta defaulted on the obligations secured by the letters of credit or failed to provide replacement letters of credit as the current ones expire.
      Certain Domestic Borrowers are guarantors of performance obligations of some international projects or are the reimbursement parties with respect to letters of credit issued to secure obligations relating to some international projects. Domestic Borrowers are entitled to reimbursements of operating expenses incurred by the Domestic Borrowers on behalf of the CPIH Borrowers and payments, if any, made with respect to the above mentioned guarantees and reimbursement obligations. Any such obligation to reimburse the Domestic Borrowers, should it arise, would be senior to the repayment of principal on the CPIH Term Loan described in Note 15.

18.	Parent — Debt
      Danielson’s debt as of December 31, 2003 consisted of $40 million in bridge financing relating to the acquisition of Covanta. Pursuant to the note purchase agreement, the Bridge Lenders provided Danielson with bridge financing in exchange for notes convertible under certain circumstances into shares of Common Stock at a price of $1.53 per share. These notes had a scheduled maturity date of January 2, 2005 and an extended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
maturity date of July 15, 2005, and bear interest at a rate of 12% per annum through July 15, 2004 and 16% per annum thereafter. In the event of a default or the failure to pay a convertible note on its maturity, the interest rate under the convertible note increases by 2%. These notes were repaid on June 11, 2004 from the proceeds of a pro rata rights offering made to all stockholders on May 18, 2004.
      Under the note purchase agreement, Laminar agreed to convert an amount of convertible notes to acquire up to an additional 8.75 million shares of Danielson common stock at $1.53 per share based upon the levels of public participation in a planned rights offering. If Danielson did not refinance all of the other outstanding notes, the remainder of the notes would be convertible, without action on the part of the Bridge Lenders, into shares of Common Stock at the rights offering price of $1.53 per share, subject to agreed upon limitations necessitated by Danielson’s NOLs.
      Danielson issued to the Bridge Lenders an aggregate of 5,120,853 shares of Danielson’s common stock in consideration for the $40 million of bridge financing. At the time that Danielson entered into the note purchase agreement, agreed to issue the notes convertible into shares of Danielson common stock and issued the equity compensation to the Bridge Lenders, the trading price of the Danielson common stock was below the $1.53 per share conversion price of the notes. On December 1, 2003, the day prior to the announcement of the Covanta acquisition, the closing price of Danielson common stock on the American Stock Exchange was $1.40 per share.

19.	Covanta Recourse Debt
      Recourse debt consisted of the following:

Successor

2004
High Yield Notes	$207,735
Unsecured Notes (estimated)	28,000
CPIH term loan facility	76,852
9.25% debentures due 2022	—
Other long-term debt	309

312,896
Less amounts subject to compromise	—
Less current portion of long term debt	(112)

Recourse debt	$312,784

      Recourse debt included the following obligations at December 31, 2004:

•	The High Yield Notes are secured by a third priority lien in the same collateral securing the First Lien Facility and the Second Lien Facility (See Note 14). The High Yield Notes were issued in the initial principal amount of $205 million, which will accrete to $230 million at maturity in seven years. Interest is payable at a rate of 8.25% per annum, semi-annually on the basis of the principal at final maturity; no principal is due prior to maturity of the High Yield Notes.

•	Unsecured Notes in a principal amount of $4 million were issued on the effective date of the Reorganization Plan. The Company issued additional Unsecured Notes in the principal amount of $20 million after emergence and recorded additional Unsecured Notes in a principle amount of $4 million in 2004 which it expects to issue in 2005. Additional Unsecured Notes also may be issued to holders of allowed claims against the Remaining Debtors if and when they emerge from bankruptcy, and if the issuance of such notes is contemplated by the terms of any plan of reorganization confirmed with respect to such Remaining Debtors. The final principal amount of all Unsecured Notes will be equal to the amount of allowed unsecured claims against the Company’s operating subsidiaries which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were reorganizing Debtors, and such amount will be determined when such claims are resolved through settlement or further proceedings in the Bankruptcy Court. The principal amount of Unsecured Notes indicated in the table above represents the expected liability upon completion of the claims process, excluding any additional Unsecured Notes that may be issued if and when Remaining Debtors reorganize and emerge from bankruptcy. Notwithstanding the date on which Unsecured Notes are issued, interest on the Unsecured Notes accrues from March 10, 2004. Interest is payable semi-annually on the Unsecured Notes at a rate of 7.5% per annum; principal is paid annually in equal installments beginning in March, 2006. The Unsecured Notes mature in eight years.

•	The CPIH Borrowers entered into the CPIH Term Loan Facility in the principal amount of up to $95 million, of which $76.9 million was outstanding as of December 31, 2004. The CPIH Term Loan Facility is secured by a second priority lien on the same collateral as the CPIH Revolving Credit Facility, and bears interest at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable by adding it to the outstanding principal balance. The interest rate increases to 12.5% per annum in specified default situations. The CPIH Term Loan Facility matures in March 2007. The CPIH Term Loan Facility is non-recourse to Covanta and its other domestic subsidiaries. While the existing CPIH term loan and revolver are outstanding CPIH’s cash balance is not available to be transferred to Domestic Covanta.
      The maturities on recourse debt including capital lease obligations at December 31, 2004 were as follows:

2005	$112
2006	4,024
2007	80,824
2008	3,900
2009	3,900
Thereafter	220,136

Total	312,896
Less current portion	(112)

Total long-term recourse debt	$312,784

      See Note 17 for a description of the credit arrangements of Covanta.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Project Debt
      Project debt consisted of the following:

2004

Revenue Bonds Issued by and Prime Responsibility of Municipalities:
3.9-6.75% serial revenue bonds due 2005 through 2011	$319,050
5.0-7.0% term revenue bonds due 2005 through 2015	223,518
Adjustable-rate revenue bonds due 2006 through 2013	127,237
Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties:
5.25-5.5% serial revenue bonds due 2005 through 2008	30,301
Other Revenue Bonds:
4.85-5.5% serial revenue bonds due 2005 through 2015	72,954
5.5-6.7% term revenue bonds due 2014 through 2019	69,094
International project debt	102,583

Total	944,737
Less current portion of project debt	(109,701)

Long-term project debt	$835,036

Revenue Bonds Issued by and Prime Responsibility of Municipalities:
      The net unamoritized debt premium was $37.9 million at December 31, 2004.
      Project debt associated with the financing of waste-to-energy facilities is generally arranged by municipalities through the issuance of tax-exempt and taxable revenue bonds. The category “Revenue Bonds Issued by and Prime Responsibility of Municipalities” includes bonds issued with respect to projects owned by the Company for which debt service is an explicit component of the Client Community’s obligation under the related service agreement. In the event that a municipality is unable to satisfy its payment obligations, the bondholders’ recourse with respect to the Company is limited to the waste-to-energy facilities and restricted funds pledged to secure such obligations.
      The category “Revenue Bonds Issued by Municipal Agencies with Sufficient Service Revenues Guaranteed by Third Parties” includes municipal bonds issued to finance one facility for which contractual obligations of third parties to deliver waste provide sufficient revenues to pay debt service, although such debt service is not an explicit component of the third parties’ service fee obligations.
      The category “Other Revenue Bonds” includes bonds issued to finance one facility for which current contractual obligations of third parties to deliver waste to provide sufficient revenues to pay debt service related to that facility through 2011, although such debt service is not an explicit component of the third parties’ service fee obligations. Covanta anticipates renewing such contracts prior to 2011.
      Payment obligations for the project debt associated with waste-to-energy facilities owned by Covanta are limited recourse to the operating subsidiary and non-recourse to Covanta, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective waste-to-energy facilities and related assets. At December 31, 2004, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $773 million and restricted funds held in trust of approximately $188.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The interest rates on adjustable-rate revenue bonds are adjusted periodically based on current municipal-based interest rates. The average adjustable rate for such revenue bonds was 1.96% at December 31, 2004 and the average adjustable rate for such revenue bonds was 1.24% during 2004.
      Project debt includes the following obligations for 2004:

•	$40 million due to financial institutions, of which $12.2 million is denominated in U.S. dollars and $27.8 million is denominated in Indian rupees at December 31, 2004. This debt relates to the construction of a heavy fuel oil fired diesel engine power plant in India. The U.S. dollar debt bears interest at the three-month LIBOR, plus 4.5% (6.51% at December 31, 2004). The Indian rupee debt bears interest at 7.75% at December 31, 2004. The debt extends through 2011, is non-recourse to Covanta, and is secured by the project assets. The power off-taker has failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.

•	$37.6 million at December 31, 2004, due to a financial institution which relates to the construction of a second heavy fuel oil fired diesel engine power plant in India. It is denominated in Indian rupees and bears interest at rates ranging from 7.5% to 16.15% in 2004. The debt extends through 2010, is non-recourse to Covanta and is secured by the project assets. The power off-taker has failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.
      At December 31, 2004, Covanta had one interest rate swap agreement that economically fixes the interest rate on certain adjustable-rate revenue bonds. The swap agreement was entered into in September 1995 and expires in January 2019. This swap agreement relates to adjustable rate revenue bonds in the category “Revenue Bonds Issued by and Prime Responsibility of Municipalities.” Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the Client Community’s obligation under the related service agreement. Therefore, all payments made or received under the swap agreement are a pass through to the Client Community. Under the swap agreement, Covanta will pay an average fixed rate of 9.8% for 2003 through January 2005, and 5.18% thereafter through January 2019, and will receive a floating rate equal to the rate on the adjustable rate revenue bonds, unless certain triggering events occur (primarily credit events), which results in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty. In the event Covanta terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the year ended December 31, 2004 the floating rate on the swap averaged 1.24%. The notional amount of the swap at December 31, 2004 was $80.2 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. The counterparty to the swap is a major financial institution. Covanta believes the credit risk associated with nonperformance by the counterparty is not significant. The swap agreement resulted in increased debt service expense of $3.2 million for 2004. The effect on Covanta’s weighted-average borrowing rate of the project debt was an increase of 0.33% for 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The maturities on long-term project debt at December 31, 2004 were as follows:

2005	$109,701
2006	105,156
2007	103,734
2008	103,967
2009	82,319
Thereafter	439,860

Total	944,737
Less current portion	(109,701)

Total long-term project debt	$835,036

21.	Interest Expense and Net Interest on Project Debt
      Interest expense in the consolidated statement of operations for the years ended December 31, 2004 and 2003 was comprised of the following:

	December 31,	December 31,
	2004	2003

Parent company recourse debt	$9,033	$1,424
Energy recourse debt (from date of acquisition)	34,706	—

	$43,739	$1,424

      Interest on Parent company recourse debt is comprised of the amortization of deferred financing costs of $7 million in 2004. Interest on the bridge financing of $2.2 million was incurred during 2004.
      Debt service charges for Covanta’s Project Debt consisted of the following:

For the Period
March 1,
through
December 31,
2004

Interest incurred on taxable and tax-exempt borrowings	$33,492
Interest earned on temporary investment of certain restricted funds	(906)

Net interest on project debt	$32,586

      Interest earned on temporary investment of certain unrestricted funds to service principal and interest obligations is related to the Alexandria, Virginia and Haverhill, Massachusetts waste-to-energy facilities project debt.

22.	Leases
      Energy Services principal leases are for leaseholds, sale and leaseback arrangements on waste-to-energy facilities and independent power projects, trucks and automobiles, and machinery and equipment. Some of these operating leases have renewal options.
      Insurance Services has entered into various non–cancelable operating lease arrangements for office space and data processing equipment and services. The terms of the operating leases generally contain renewal options and escalation clauses based on increases in operating expenses and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense under operating leases for the years ended December 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Energy Services	$15,823	$—	$—
Insurance Services	1,273	1,229	1,387
Marine Services	—	—	29,896

Total	$17,096	$1,229	$31,283

      The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004:

2005	$19,744
2006	19,722
2007	18,231
2008	21,312
2009	25,038
Later years	211,475

Total	$315,522

      Energy Services’ non-recourse rental payments are due as follows:

2005	$15,392
2006	15,555
2007	15,749
2008	19,278
2009	23,062
Later years	190,660

Total	$279,696

      Energy Services’ future minimum rental payment obligations include $279.7 million of future non-recourse rental payments that relate to energy facilities. Of this amount $160.7 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $119 million related to a waste-to-energy facility at which Covanta serves as operator and directly markets one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. Covanta anticipates renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.
      Energy Services’ electricity and steam sales includes lease income of approximately $64.7 million for the period from March 11, 2004 to December 31, 2004 related to two Indian and one Chinese power project that were deemed to be operating lease arrangements under EITF 01-08 “Determining Whether an Arrangement Contains a Lease” as of March 10, 2004. This amount represents contingent rentals because the lease payments for each facility depend on a factor directly related to the future use of the leased property. The output deliverable and capacity provided by the two Indian facilities have each been purchased by a single party under long-term power purchase agreements which expire in 2016. The electric power and steam take-off arrangements and maintenance agreement for the Chinese facility are also with one party and are presently contemplated to be continued through the term of the joint venture which expires in 2017. Such arrangements have effectively provided the purchaser (lessee) with “rights to use” these facilities. This EITF consensus must be applied prospectively to arrangements agreed to, modified, or acquired in business combinations in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal periods beginning after May 28, 2003. This determination did not have a material impact on Energy Services’ results of operations and financial condition.
      Property, plant and equipment under leases consisted of the following as of December 31, 2004:

Land	$33
Energy facilities	94,612
Buildings and improvements	936
Machinery and equipment	1,464

Total	97,045
Less accumulated depreciation and amortization	(6,947)

Property, plant, and equipment — net	$90,098

23.	Other Liabilities -Energy Services
      Other liabilities consisted of the following at December 31, 2004:

2004

Interest rate swap	$14,920
Pension benefit obligation	45,430
Asset retirement obligation	18,912
Service Contract Liabilities	7,873
Other	10,713

Total	$97,848

24.	Employee Benefit Plans

Energy
      Covanta has defined benefit and defined contribution retirement plans that cover substantially all of its employees. The defined benefit plans provide benefits based on years of service and either employee compensation or a fixed benefit amount. Covanta’s funding policy for those plans is to contribute annually an amount no less than the minimum funding required by ERISA. Contributions are intended to provide not only benefits attributed to service to date but also for those expected to be earned in the future. Covanta expects to make contributions of $3.1 million to its defined benefit plans and $1.7 million to its post retirement benefit plans.
      Covanta has recorded a pension plan liability equal to the amount that the present value of projected benefit obligations (using a discount rate of 5.75%) exceeded the fair value of pension plan assets at March 10, 2004 in accordance with the provisions of SFAS No. 141 “Business Combinations”. Covanta made contributions of $6.2 million to the plan in 2004.
      In accordance with SFAS No. 141, on March 10, 2004 Covanta recorded a liability for the total projected benefit obligation in excess of plan assets for the pension plans and a liability for the total accumulated postretirement benefit obligation in excess of the fair value of plan assets for other benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the details of Covanta’s defined benefit plans’ and other postretirement benefit plans’ funded status (using a December 31 measurement date) and related amounts recognized in Covanta’s Consolidated Balance Sheets:

	Pension	Other
	Benefits	Benefits
	2004	2004

Change in benefit obligation:
Benefit obligation at March 10, 2004	$62,226	$12,105
Service cost	6,716	—
Interest cost	2,783	546
Actuarial loss	(3,683)	(230)
Benefits paid	(944)	(603)

Benefit obligation at end of year	$67,098	$11,818

Change in plan assets:
Plan assets at fair value at March 10, 2004	$27,240	$—
Actual return on plan assets	2,852	—
Company contributions	7,828	603
Benefits paid	(944)	(603)

Plan assets at fair value at end of year	$36,976	$—

Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(30,122)	$(11,818)
Unrecognize net loss (gain)	(4,609)	(405)

Net amount recognized	$(34,731)	$(12,223)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(34,918)	$(12,223)
Accumulated other comprehensive income	187	—

Net amount recognized	$(34,731)	$(12,223)

Weighted average assumptions used to determine net periodic benefit expense Projected benefit obligations as of prior December 31:
Discount rate	6.25%	6.25%
Discount rate beginning March 10, 2004	5.75%
Expected return on plan assets	8.00%	N/A
Rate of compensation increase	4.50%	N/A
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate	6.00%	6.00%
Rate of compensation increase	4.00%	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Plan assets had a fair value of $37 million December 31, 2004. The allocation of plan assets at December 31 was as follows:

2004

Equities	69%
U.S. Debt Securities	25%
Other	6%

Total	100%

      Covanta’s expected return on plan assets assumption is based on historical experience and by evaluating input from the trustee managing the plans assets. The expected return on the plan assets is also impacted by the target allocation of assets, which is based on Covanta’s goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. The target ranges of allocation of assets are as follows:

Equities	40 – 75%
U.S. Debt Securities	25 – 60%
Other	0 – 20%
      Covanta anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are reviewed and the pension plans’ investments are rebalanced to reflect the targeted allocation when considered appropriate.
      For management purposes, an annual rate of increase of 11.0% in the per capita cost of health care benefits was assumed for 2004 for covered employees. The rate was assumed to decrease gradually to 5.5% in 2010 and remain at that level.
      For the pension plans with accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $67.1, million, $46.5 million, and $37 million as of December 31, 2004.
      Covanta estimates that the future benefits payable for the retirement and post-retirement plans in place are as follows at December 31, 2004.

		Other Benefits
	Pension	Post	Other Benefits
	Benefits	Medicare	Pre Medicare

2005	$594	$1,744	$1,744
2006	635	1,699	1,826
2007	657	1,766	1,899
2008	815	1,818	1,954
2009	942	1,830	1,967
2010 — 2014	10,713	9,202	9,892
      Contributions and costs for defined contribution plans are determined by benefit formulas based on percentage of compensation as well as discretionary contributions and totaled $3.5 million in 2004. Plan assets at December 31, 2004 primarily consisted of common stocks, United States government securities, and guaranteed insurance contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pension costs for Covanta’s defined benefit plans and other post-retirement benefit plans included the following components:

	Pension	Other
	Benefits	Benefits
	2004	2004

Components of Net Periodic Benefit Cost:
March 10, 2004 — December 31, 2004
Service Cost	$6,716	$—
Interest Cost	2,783	546
Expected return on plan assets	(1,905)	—

Net periodic benefit cost	$7,594	$546

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care trend rate would have the following effects (in thousands of dollars):

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$59	$(52)
Effect on postretirement benefit obligation	922	(804)
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into Law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost in the Company’s Consolidated Financial Statements and this note reflects the effects of the Act on the plans.

Insurance Services
      Under the NAICC 401(k) Plan, employees may elect to contribute up to 20 percent of the eligible compensation to a maximum dollar amount allowed by the IRS. In 2002, NAICC suspended its matching contribution to the 401(k) Plan. In 2003 and 2004 NAICC reinstated its matching contribution to 50% of the first 6% of compensation contributed by employees to the 401(k) Plan. In 2004 and 2003, NAICC made matching contributions of $35,000 and $46,000, respectively.
      A non-contributory defined benefit pension plan (the “Plan”) covers substantially all of the insurance services employees. Pension benefits are based on an employee’s years of service and average final compensation. The funding policy of the Plan is for the Danielson to contribute the minimum pension costs equivalent to the amount required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Effective December 31, 2001, Insurance Services amended the Plan to cease future service credit for active employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the Plan’s funded status as of the years ended December 2004 and 2003, valued at January 1, 2005 and 2004, respectively:

	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$2,177	$1,822
Interest cost	94	103
Actuarial (gain) loss	(45)	689
Benefits paid	(2)	(437)
Settlements	(872)	—

Benefit obligation, end of year	$1,352	$2,177

Change in plan assets:
Plan assets at fair value at beginning of year	$1,563	$1,579
Actual return on plan assets	179	244
Employer contributions	391	177
Benefits paid	(2)	(437)
Settlements	(1,048)	—

Plan assets, end of year	$1,083	$1,563

Reconciliation of accrued benefit liability and net amount recognized:
Unrecognized funded status of the plan unrecognized	$(269)	$(614)
Prior service costs	10	14
Net loss	1,052	1,298
Loss recognized due to settlement	(793)	—

Net amount recognized	$—	$698

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(269)	$(614)
Intangible assets	10	14
Accumulated other comprehensive income	259	1,298

Net amount recognized	$—	$698

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31:
Discount rate	6.25%	6.75%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used to determine benefit obligations for the years ending December 31:
Discount rate	6.00%	6.25
Rate of compensation increase	N/A	N/A
      Losses recognized due to settlement charges in the amount of $0.8 million in 2004 was the result of participants electing to receive lump sum distributions in 2002, 2003 and 2004. The timing of the elections coincide with the staff reductions that occurred in 2001, 2002, and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pension plan assets had a fair value of $1.1 million and $1.6 million at December 31, 2004 and 2003. The allocation of plan assets at December 31 was as follows:

	2004	2003

Equities	20%	32%
U.S. Debt Securities	8%	14%
Other	72%	54%

Total	100%	100%

      The target ranges of allocation of assets are as follows:

Equities	0 – 50%
Fixed income	0 – 100%
Cash equivalents	0 – 100%
      The targeted ranges of asset allocation are intentionally broad to provide flexibility should the number of participants subject to staff reductions in 2004 elect to receive lump sum distributions in 2005. Plan rules allow participants an election to receive a lump sum distribution in May, following the year of termination. Actual asset allocations are reviewed and the pension plans’ investments are rebalanced to reflect the targeted allocation when considered appropriate.
      For the pension plans with accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $1.4 million, $1.4 million and $1.1 million, respectively as of December 31, 2004 and $2.2 million, $2.2 million and $1.6 million, respectively as of December 31, 2003.
      Pension costs for the defined benefit included the following components:

	Pension Benefits

	2004	2003	2002

Components of Net Periodic Benefit Cost:
Interest Cost	$94	$103	$149
Expected return on plan assets	(75)	(98)	(148)
Net amortization and deferral	101	56	30
Amount recognized due to settlement	793	—	—

Net periodic benefit cost	$913	$61	$31

      The overall expected long-term rate of return on plan assets was based on the performance of the Plan during the past five years and on the expected performance of the plan assets over the next five years pursuant to the investment policies and strategies as described below.
      The primary emphasis of the management of the Plan’s portfolio of assets is to establish sufficient funding for projected retirement benefits. To this end, the primary investment management objective is long-term capital appreciation. A secondary objective is to prevent erosion by inflation.
      It is NAICC’s intent that the portfolio be fully invested at all times. The allocation between equity securities, debt securities and cash, including any allocation between registered investment funds is left to the discretion of the plan trustee except as required by the plan administrator for pending plan disbursements.
      To ensure adequate diversification, no more than 25% of the total market value of Plan assets shall be invested in a single asset other than pooled funds and mutual funds where underlying diversification shall be considered. The portfolio shall satisfy the diversification requirements of ERISA at all times as well as the liquidity requirements of the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      NAICC expects to contribute $0.3 million to the Plan in 2005.

25.	Income Taxes
      Danielson files a Federal consolidated income tax return with its eligible subsidiaries. CPIH and its United States and foreign subsidiaries do not file as part of the Danielson federal income tax consolidated return. In addition, Covanta Lake is not a member of any consolidated return group. Danielson’s Federal consolidated income tax return includes the taxable results of certain grantor trusts. These trusts were established by certain state insurance regulators and the courts as part of the 1990 reorganization from which the Mission Insurance Group, Inc. (“Mission”) emerged from Federal bankruptcy and various state insolvency court proceedings as Danielson. These trusts were created for the purpose of assuming various liabilities of their grantors, certain present and former subsidiaries of Danielson (the “Mission Insurance Subsidiaries”). This allowed the state regulators to administer the continuing run-off of Mission’s insurance business, while Danielson and the Mission Insurance Subsidiaries were released, discharged and dismissed from the proceedings free of any claims and liabilities of any kind, including any obligation to provide further funding to the trusts. The agreements establishing the trusts provide the grantor of each trust with a certain “administrative power” which, as specified in Section 675(4)(c) of the Internal Revenue Code, requires that Danielson include the income and deductions of each trust on its consolidated Federal income tax return. This was to ensure that Danielson’s NOLs would remain available to offset any post-restructuring taxable income of the trusts, thereby maximizing the amounts available for distribution to trust claimants. The Insurance Commissioner of the State of California and the Director of the Division of Insurance of the State of Missouri, as the trustees, have sole management authority over the trusts. Neither Danielson nor any of its subsidiaries has any power to control or otherwise influence the management of the trusts nor do they have any rights with respect to the selection or replacement of the trustees. At the present time, it is not likely that any of the Mission Insurance Subsidiaries will receive any distribution with regard to their residual interests in the existing trusts. Since Danielson does not have a controlling financial interest in these trusts nor is the Company the primary beneficiary of the trusts, they are not consolidated with Danielson for financial statement purposes.
      SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Pursuant to SFAS 109, Danielson makes periodic determinations of whether it is “more likely than not” that all or a portion of the Danielson’s deferred tax assets will be realized. In making these determinations, Danielson considers all of the relevant factors, both positive and negative, which may impact upon its future taxable income including the size and operating results of its subsidiaries, the competitive environment in which these subsidiaries operate and the impact of the grantor trusts.
      Danielson has NOLs estimated to be approximately $516 million for Federal income tax purposes as of the end of 2004. The NOLs will expire in various amounts from December 31, 2005 through December 31, 2023, if not used. In connection with the purchase of Covanta, the Company reassessed its valuation allowance on deferred tax benefits associated with its NOLs. A deferred tax asset of approximately $121.5 million associated with the reduction in the valuation allowance is included in the consolidated financial statements to reflect the estimated future NOL utilization from the inclusion of Covanta (exclusive of CPIH and Covanta Lake) in Danielson’s consolidated Federal income tax group.
      In connection with ACL’s bankruptcy proceedings and its emergence from such proceedings under the ACL Plan (as described in Note 3 above), a portion of Danielson’s NOLs were utilized in 2004. Danielson estimates that ACL’s ordinary taxable income recognized in 2004 will be approximately $120 million. Danielson also estimates it will also have a capital loss carryforward from ACL 2004 activity of approximately $50 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Danielson’s NOLs will expire, if not used, in the following amounts in the following years:

Amount of
Carryforward
Expiring

2005	$12,405
2006	92,355
2007	89,790
2008	31,688
2009	39,689
2010	23,600
2011	19,755
2012	38,255
2019	33,635
2022	26,931
2023	108,331

$516,434

      Danielson’s ability to utilize its NOLs would be substantially reduced if Danielson were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. Danielson will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during a three year “testing period” by “5% stockholders”. In an effort to reduce the risk of an ownership change, Danielson has imposed restrictions on the ability of holders of five percent or more of its Common Stock, as well as the ability of others to become five percent stockholders as a result of transfers of Common Stock. The transfer restrictions were implemented in 1990, and Danielson expects that they will remain in force as long as the NOLs are available to Danielson. Notwithstanding such transfer restrictions, there could be circumstances under which an issuance by Danielson of a significant number of new shares of Common Stock or other new class of equity security having certain characteristics (for example, the right to vote or convert into Common Stock) might result in an ownership change under the Internal Revenue Code.
      The components of the provision (benefit) for income taxes for continuing operations were as follows:

	2004	2003	2002

Current:
Federal	$4,320	$—	$—
State	5,392	18	346
Foreign	5,079	—	—

Total current	14,791	18	346
Deferred:
Federal	(2,030)	—	—
State	(665)	—	—
Foreign	(561)	—	—

Total deferred	(3,256)	—	—
Total provision (benefit) for income taxes	$11,535	$18	$346

      The following reflects a reconciliation of income tax expense computed by applying the applicable Federal income tax rate of 35% to income before provision for income tax for the year ended December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 and 34% to loss before provision for income tax for the years ended December 2003 and 2002, as compared to the provision for income taxes:

	2004	2003	2002

Computed “expected” tax benefit	$12,416	$(23,530)	$(11,087)
State and other tax expense	3,072	18	346
Change in valuation allowance	(15,423)	(1,976)	(49,105)
Grantor trust income	5,810	8,500	20,188
Subpart F income and foreign dividends	5,153	—	—
Expiring NOL	—	20,689	39,690
Taxes on foreign earnings	(138)	—	—
Taxes on equity earnings	247	—	—
Other, net	398	(3,683)	314

Total income tax expense	$11,535	$18	$346

      The tax effects of temporary differences that give rise to the deferred tax assets and liabilities as of the years ended December 2004 and 2003, respectively, are presented as follows:

	2004	2003

Deferred Tax Assets:
Loss reserve discounting	$2,651	$3,476
Unearned premiums	88	278
Capital loss carryforward	17,882	—
Net operating loss carryforwards	180,752	221,659
Allowance for doubtful accounts	697	677
Accrued expenses	50,799	—
Tax basis in bond and other costs	20,350	—
Deferred tax assets of unconsolidated subsidiaries	10,169	—
Other	1,785	67
AMT credit carryforward	6,415	3,140

Total Gross Deferred Tax Asset	291,588	229,297
Less: Valuation Allowance	(91,186)	(211,535)

Total deferred tax asset	200,402	17,762

Deferred Tax Liabilities:
Unrealized gains on available-for-sale securities	323	314
Unremitted earnings of foreign subsidiaries	8,763	—
Unbilled accounts receivable	39,041	—
Property, plant and equipment	163,610	—
Intangible assets	70,799	—
Deferred acquisition costs	292	283
Difference in tax basis of bonds	65	107
Salvage and subrogation discount	11	23
Losses taken in excess of basis — ACL	—	17,035
Other, net	53	—
Total gross deferred tax liability	282,957	17,762

Net deferred tax asset (liability)	$(82,555)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In October 2004, new United States federal income tax legislation entitled “The American Jobs Creation Act of 2004” was enacted. This legislation includes provisions that may affect the Company, such as provisions requiring additional federal income tax disclosure and reporting, provisions regarding the preferential federal income tax treatment of certain qualified dividend distributions from foreign subsidiaries, certain additional federal income tax deductions based on qualified production income, additional restrictions on the flexibility of executive deferred compensation plans, and other matters. Danielson is currently evaluating the impact of this new federal income tax law.

26.	Insurance Regulation, Dividend Restrictions and Statutory Surplus
      Danielson’s insurance subsidiaries are regulated by various states. For regulatory purposes, separate financial statements which are prepared in accordance with statutory accounting principles are filed with these states. Insurance Services prepares its statutory–basis financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance (the “CDI”). Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed (see below for discussion of Insurance Services’ permitted practice). The Association has adopted a comprehensive set of accounting principles for qualification as an Other Comprehensive Basis of Accounting which was effective in 2001. As of the years ended December 2004 and 2003, Danielson’s operating insurance subsidiaries had statutory capital and surplus of $16.9 million and $16. million, respectively. The combined statutory net loss for Danielson’s operating insurance subsidiaries, as reported to the regulatory authorities for the years ended December 2004, 2003 and 2002, was $0.8 million, $10.1 million, and $22.5 million, respectively.
      The CDI completed its examination of the statutory–basis financial statements of NAICC, excluding Valor, for the four years ended December 2002. The report was filed January 9, 2004. No restatement of NAICC’s December 31, 2002 statutory financial statements were proposed by CDI as a result of the examination. The CDI did, however, note an increase in statutory unpaid loss and LAE by $4.1 million and a corresponding adjustment to surplus. The adjustment issued by the Department was in response to NAICC’s recognition of prior years development in its June 30, 2003 quarterly filing.
      A model for determining the risk–based capital (“RBC”) requirements for property and casualty insurance companies was adopted in December 1993 and companies are required to report their RBC ratios based on their statutory annual statements. At December 31, 2004, NAICC’s RBC was 361%, which is $7.6 million in excess of the Company Action Level.
      As discussed in Note 3, ACL filed for protection under Chapter 11 of the Bankruptcy Code. As a result, for statutory accounting purposes, it was determined that NAICC’s investment in ACL was fully impaired. At December 31, 2002, NAICC recognized a statutory charge to its surplus of $7.4 million. This charge, when combined with NAICC’s underwriting results, reduced its statutory surplus level below the Company action level per NAICC’s RBC calculation.
      In response to the above statutory condition, in 2003, Danielson repaid a $4 million note due May 2004 to NAICC, and further contributed $4 million to NAICC to increase its statutory capital. With permission from the CDI, these transactions were recorded at December 31, 2002 in NAICC’s statutory–basis annual statement. After consideration for the $8 million noted above, NAICC’s reported statutory–basis capital and surplus as of December 31, 2002 was above the Company action level of the RBC calculation. On December 30, 2003, Danielson contributed $2 million to NAICC to increase its statutory capital.
      Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The governmental agencies established pursuant to these state laws have broad administrative and supervisory powers over insurance company operations. These powers include granting and revoking of licenses to transact business, regulating trade practices, establishing guaranty associations, licensing agents,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approving policy forms, filing premium rates on certain business, setting reserve requirements, determining the form and content of required regulatory financial statements, conducting periodic examination of insurers’ records, determining the reasonableness and adequacy of capital and surplus, and prescribing the maximum concentrations of certain classes of investments. Most states have also enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. Danielson and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in California and routinely report to other jurisdictions.
      Under the California Insurance Code, NAICC is prohibited from paying shareholder dividends, other than from accumulated earned surplus, exceeding the greater of net income or 10% percent of the preceding year’s statutory surplus, without prior approval of the CDI. No dividends were paid in 2004, 2003 or 2002. The overall limit of dividends that can be paid during 2005 is approximately $1.6 million as long as there is sufficient accumulated earned surplus to pay such. As of the year ended December 2004, NAICC did not have sufficient accumulated earned surplus, as defined by the CDI, to pay further ordinary dividends.

27.	Stockholders’ Equity and Stock Option Plans

Stockholders Equity
      On December 2, 2003, Danielson issued 5,120,854 shares of common stock (“Common Stock”) to three existing shareholders in exchange for providing the bridge financing necessary for the acquisition of Covanta. See Note 2 for additional information on the acquisition and bridge financing agreements.
      In connection with a pro rata rights offering to all stockholders on May 18, 2004, Danielson issued 27,438,118 additional shares of Common Stock for approximately $42 million of gross proceeds. In addition, Danielson issued the maximum 8,750,000 shares to Laminar pursuant to the conversion of approximately $13.4 million in principal amount of notes, as more fully described in Note 2. As of December 31, 2004, there were 73,441,202 shares of Common Stock issued of which 73,430,202 were outstanding; the remaining 10,796 shares of Common Stock issued but not outstanding are held as treasury stock.
      In connection with efforts to preserve Danielson’s NOLs, Danielson has imposed restrictions on the ability of holders of five percent or more of Common Stock to transfer the Common Stock owned by them and to acquire additional Common Stock, as well as the ability of other to become five percent stockholders as a result of transfers of Common stock.
      The following represents Shares of Common Stock reserved for future issuance as of December 31, 2004:

2005 rights offering in connection with the acquisition of Ref-Fuel (Note 36)	66,087,000
Estimated stock purchase rights of certain creditors of Covanta (Note 2)	3,000,000
Stock options exercisable in 2005	820,124

69,907,124

      As of December 31, 2003, there were 10,000,000 shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by Danielson Board of Directors. The Board of Directors is authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance, with prior approval of the stockholders required for any series of preferred stock issued to any holder of 1% or more of the outstanding Common Stock.
      A substantial part of Danielson net assets are restricted. Various state insurance requirements restrict the amounts that may be transferred to Danielson in the form of dividends or loans from its Insurance Services subsidiaries without prior regulatory approval. Various debt covenants and credit arrangements also restrict the amounts that may be transferred to Danielson in the form of cash dividends or loans from Energy Services

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsidiaries. Danielson investment in the net assets of its Insurance Services subsidiaries and its Energy Services subsidiaries, amount to approximately $16.8 million and $85.4 million at December 31, 2004, respectively.

Stock Option Plans
      Danielson adopted the Danielson Holding Corporation Equity Award Plan for Employees and Officers (the “Employees Plan”) and the Danielson Holding Corporation Equity Award Plan for Directors (the “Directors Plan”), collectively (the “Award Plans”), effective with stockholder approval on October 5, 2004. The 1995 Stock and Incentive Plan (the “1995 Plan”) was terminated with respect to any future awards under such plan on October 5, 2004 upon stockholder approval of the Award Plans. The 1995 Plan will remain in effect until all awards have been satisfied or expired.

Award Plans
      The purpose of the Award Plans is to promote the interests of Danielson (including its subsidiaries and affiliates) and its stockholders by using equity interests in Danielson to attract, retain and motivate its management, non–employee directors and other eligible persons and to encourage and reward their contributions to Danielson’s performance and profitability. Both Award Plans provide for awards to be made in the form of (a) incentive stock options, (b) non–qualified stock options, (c) shares of restricted stock, (d) stock appreciation rights, (e) performance awards, or (f) other stock–based awards which relate to or serve a similar function to the awards described above. Awards may be made on a stand alone, combination or tandem basis. The maximum aggregate number of shares of Common Stock available for issuance is 4,000,000 under the Employees Plan and 400,000 under the Directors Plan.
      On October 5, 2004 Danielson granted options to purchase an aggregate of 1,020,000 shares of Common Stock and 641,010 shares of restricted stock under the Employees Plan. The options have an exercise price of $7.43 per share and expire 10 years from the date of grant and vest over three years commencing on February 28, 2006. Restrictions upon 50% of the restricted stock shall lapse on a pro rata basis over three years commencing on February 28, 2005 and the restrictions upon the remaining 50% of the restricted stock shall lapse over the same three year period based upon the satisfaction of performance–based metrics of operating cash flow or such other performance measures as may be determined by the Compensation Committee of the Board of Directors.
      On October 5, 2004 Danielson granted options to purchase an aggregate of 93,338 shares of Common Stock and 15,500 shares of restricted stock under the Directors Plan. The options have an exercise price of $7.43 per share and expire 10 years from the date of grant and vest upon the date of grant. Restrictions on the restricted stock shall lapse on a pro rata basis over three years commencing on the date of grant. On December 5, 2004, Danielson granted an additional 11,111 stock options at an exercise price of $7.85 and an additional 1,250 share of restricted stock under the Directors Plans with similar term and vesting provisions.

1995 Stock Option Plan
      The 1995 Plan is a qualified plan which provides for the grant of any or all of the following types of awards: stock options, including incentive stock options and non–qualified stock options; stock appreciation rights, whether in tandem with stock options or freestanding; restricted stock; incentive awards; and performance awards. The purpose of the 1995 Plan is to enable Danielson to provide incentives to increase the personal financial identification of key personnel with the long–term growth of Danielson and the interests of Danielson’s stockholders through the ownership and performance of Common Stock, to enhance Danielson’s ability to retain key personnel, and to attract outstanding prospective employees and Directors. The 1995 Plan became effective as of March 21, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In September 2001, Danielson’s stockholders approved amendments to the 1995 Plan which increased the aggregate number of shares available for option grants from 1,700,000 to 2,540,000 and provided for options to be awarded to independent contractors.
      On July 24, 2002, Danielson’s Board amended the 1995 Plan to increase the aggregate number of shares available for grant from 2,540,000 to 4,976,273. The Board reserved 1,936,273 shares for the grant of stock options to management of ACL, of which options for 1,560,000 shares of Danielson common stock were granted. The options have an exercise price of $5.00 per share and expire 10 years from the date of grant. One–half of the options time vest over a four–year period in equal annual installments and one–half of the options vest over a four–year period in equal annual installments contingent upon the financial performance of ACL and compliance with the terms of its senior bank facility.
      In July 2002, options for 918,084 shares previously granted to employees, directors and contractors of Danielson, which would have expired upon the termination of the service of these individuals to Danielson on July 24, 2002, were extended two years or two years beyond the termination of their service in a new capacity, but in no event longer than the original term with vesting accelerated simultaneously with the extension.
      On August 7, 2003, Danielson granted options for 50,000 shares of Common Stock to an employee of NAICC. The options have an exercise price of $1.45 per share and expire 10 years from the grant date. 20,000 of the options vest on the first and second anniversary of the grant date and the remaining 10,000 options vest on the third anniversary of the grant date.
      During 2003, options for 829,375 shares of Common Stock were forfeited due to terminations and ACL not achieving the performance targets.
      The following table summarizes activity and balance information of the options under the Awards Plans and 1995 Plan:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

1995 Stock Option Plan
Outstanding at the Beginning of the Year	2,564,543	$4.79	3,343,918	$4.89	1,718,500	$4.67
Granted	—		50,000	1.45	1,890,000	4.98
Exercised	965,991	4.27	—	—	264,582	4.11
Forfeited	802,875	5.14	829,375	5.00	—	—

Outstanding at the End of the Year	795,677	$4.87	2,564,543	$4.79	3,343,918	$4.89
Options Exercisable at Year End	715,675	$5.04	1,783,708	$4.84	1,412,254	$4.85
Options Available for Future Grant	—		2,141,048		1,632,355
2004 Stock Option Plan
Outstanding at the Beginning of the
Year
Granted	1,124,449	$7.43
Exercised	—

Forfeited Outstanding at the End of the Year	1,124,449	$7.43
Options Exercisable at Year End	104,449	$7.47
Options Available for Future Grant	1,475,551

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, options for shares were outstanding in the following price ranges:

	Options Outstanding

			Weighted Average	Options Exercisable
			Remaining
	Number of	Weighted Average	Contractual Life	Number	Weighted Average
Exercise Price Range	Shares	Exercise Price	(Years)	of Shares	Exercise Price

$1.45 – $4.26	308,502	$3.48	6.6	238,500	$3.60
$4.94 – $5.78	349,675	$5.27	6.7	339,675	$5.25
$6.69 – $7.06	137,500	$6.99	2.0	137,500	$6.99

$7.43– $7.85	1,124,449	$7.43	9.8	104,449	$7.47
	1,920,126			820,124

      Danielson applies APB 25, and related interpretations in accounting for the stock options granted to directors and employees. Compensation cost of approximately $0.1 million was recognized in 2002 relating to the modification of stock options granted to directors and employees. The fair value based method of accounting prescribed by SFAS No. 123 “Accounting for Stock–Based Compensation” (“SFAS 123”), is used to measure stock–based compensation for contractors. Accordingly, compensation costs of $0.1 million, $0.1 million and $0.8 million were recognized in 2004, 2003 and 2002, respectively, relating to stock options granted to contractors. Pro forma net income and earnings per share are disclosed in Note 1 as if the fair value based method of accounting for stock–based compensation under SFAS 123 had been applied to all stock options. For pro forma calculation purposes, fair value of the option grants are estimated as of the date of grant using the Black–Scholes option pricing model with the following assumptions: dividend yield of 0% per annum; an expected life of approximately 8 years; expected volatility of 50%–73%; and a risk free interest rate of 4% — 6%. The pro forma effect on net loss may not be representative of the effects on income for future years.

28.	Accumulated Other Comprehensive Income (Loss)
      Accumulated other comprehensive (loss) as of December 31, 2004 and 2003 consists of the following:

	2004	2003

Foreign currency translation	$549	$—
Unrealized gain on available for sale securities	104	850
Minimum pension liability	(70)	(1,295)

	$583	$(445)

29.	Earnings (Loss) Per Share
      Per share data is based on the weighted average number of shares of common stock of Danielson’s, par value $0.10 per share (“Common Stock”), outstanding during the relevant period. Basic earnings per share are calculated using only the average number of outstanding shares of Common Stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding Common Stock issuable for unvested restricted stock, stock options, warrants, rights

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and convertible notes whether or not currently exercisable. Diluted earnings per share for all the periods presented do not include shares related to stock options and warrants because their effect was anti–dilutive.

	2004			2003				2002

	Income		Per	Income			Per	Income			Per
	(Loss)	Shares	Share	(Loss)	Shares		Share	(Loss)	Shares		Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)		Amount
-
Basic Earnings (Loss)
Per Share:
Income (loss) to common stockholders	$34,094	63,469	$0.54	$(69,225)	47,362		$(1.46)	$(32,955)	40,400		$(0.82)
Effect of Diluted Securities:
Stock options		302			(A	)			(A	)
Restricted stock		187			(A	)			(A	)
Rights		1,784
Warrants					(A	)			(A	)
Convertible debentures					(A	)			(A	)
Diluted Loss Per Share:
Income (loss) to common stockholders	$34,094	65,742	$0.52	$(69,225)	47,362		$ (1.46)	$(32,,955)	40,400		$(0.82)
  (A) Antidilutive
      Basic and diluted earnings per share and the average shares used in the calculation of basic and diluted earnings per share for all periods have been adjusted retroactively to reflect the bonus element contained in the rights offering issued on May 18, 2004.
      On December 2, 2003, pursuant to the note purchase agreement, 5,120,853 shares of Common Stock were issued and included in the weighted average outstanding shares calculation as of March 10, 2004, the date on which certain conditions upon which the shares were contingently returnable were satisfied. The shares were not included in the computation of diluted earnings per share for the year ended December 31, 2003 because their effect would be antidilutive. The weighted average number of such shares included in the basic and diluted earnings per share calculation was 4,152,801 for the year ended December 31, 2004.
      Options to purchase 3,393,918 shares of Common Stock at exercise prices ranging from $1.45 to $7.0625 per share and options to purchase 3,608,500 shares of Common Stock at exercise prices ranging from $3.37 to $7.0625 per share were outstanding during the years ended December 31, 2003, and December 31, 2002, respectively but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of Common Stock. 2,564,543 and 3,343,918 of such options were outstanding as of December 31, 2003 and 2002, respectively.
      Warrants to purchase 2,002,558 shares of Common Stock at an exercise price of $4,74391 per share were outstanding during the year ended December 31, 2002 but were not included in the computation of diluted earnings per share because of the warrants exercise price was greater than the average market price of the Common Stock. None of these warrants were outstanding as of December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30.	Financial Instruments
      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Covanta would realize in a current market exchange.
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
      For cash and cash equivalents, restricted cash, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term unbilled receivables is estimated by using a discount rate that approximates the current rate for comparable notes. The fair value of non-current receivables is estimated by discounting the future cash flows using the current rates at which similar loans would be made to such borrowers based on the remaining maturities, consideration of credit risks, and other business issues pertaining to such receivables. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee. Other assets, consisting primarily of insurance and escrow deposits, and other miscellaneous financial instruments used in the ordinary course of business are valued based on quoted market prices or other appropriate valuation techniques.
      Fair values for debt were determined based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issues. Other liabilities are valued by discounting the future stream of payments using the incremental borrowing rate of the Company. The fair value of the Company’s interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.
Energy Services
      The fair-value estimates presented herein are based on pertinent information available to management as of December 31, 2004. However, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated fair value of financial instruments at December 31, 2004 is summarized as follows:

	2004

	Carrying	Estimated
	Amount	Fair Value

Assets:
Cash and cash equivalents	$78,112	$78,112
Marketable securities	3,100	3,100
Receivables	301,553	299,480
Restricted funds	272,723	272,877
Interest rate swap receivable	14,920	14,920

Liabilities:
Debt	312,896	290,538
Project debt	944,737	936,926
Interest rate swap payable	14,920	14,920
Liabilities subject to compromise	$—	$—

Off Balance-Sheet Financial Instruments:
Guarantees(a)

(a)	additionally guarantees include approximately $9 million of guarantees related to international energy projects.

(b)	see Note 2 to the Notes to the Consolidated Financial Statements
Insurance Services
      The carrying amounts and fair values of financial instruments are as follows as of December 31, 2004:

	Carry Amount	Fair Value

Assets:
Parent investments — fixed maturity securities	$3,300	$3,300
Insurance services’ investments — fixed maturity securities	57,210	57,210
Insurance services’ investments — equity securities	1,432	1,432
31. Supplemental Cash Flow Disclosures

	2004	2003	2002

Cash Paid for Interest and Income Taxes:
Interest (net of amounts capitalized)	$66,917	$—	$—
Income taxes paid (refunded)	24,207	—	—
32. Business Segments
      Danielson has two reportable business segments — Energy and Insurance. Energy develops, constructs, owns and operates for others key infrastructure for the conversion of waste–to–energy and independent power production in the United States and abroad. The Insurance segment writes property and casualty insurance in the western United States, primarily in California. As described in Note 2 Covanta was acquired on March 11, 2004 and as described in Note 3, the investment in ACL was written off during the quarter ended March 31, 2003.
      The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies, unless otherwise noted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2004, 2003 and 2002 segment results were as follows:

	2004	2003	2002

Revenues:
Energy
Domestic	$452,931	$—	$—
International	104,271	—	—

Subtotal Energy	557,202	—	—
Insurance	20,868	41,123	69,397
Marine	—	—	462,104
Corporate	—	—	—

Total revenues	$578,070	$41,123	$531,501

Income (Loss) from operations:
Energy
Domestic	$65,001	$—	$—
International	15,197	—	—

Subtotal Energy	80,198	—	—
Insurance	(811)	(10,172)	(10,492)
Marine	—	—	17,658
Corporate	(2,032)	(2,734)	(3,833)

Income (loss) from operations	77,355	(12,906)	3,333
Investment income related to ACL Debt	—	—	8,402
Interest income	1,858	—	—
Interest expense	(43,739)	(1,424)	(38,735)
Other- net	—	—	(5,609)

Income (loss) before income tax expense, equity in net income (loss) from unconsolidated investments and minority interests	$35,474	$(14,330)	$(32,609)

      Total revenues by segment reflect sales to unaffiliated customers. In computing income (loss) from operations none of the following have been added or deducted: unallocated corporate expenses, non-operating interest expense, interest income and income taxes.
      For the years ended December 31, 2004 and 2003 segment and corporate assets and results are as:

		Depreciation
	Identifiable	and	Capital
	Assets	Amortization	Additions

2004
Energy Services	$1,814,042	$52,632	$11,877
Insurance Services	85,679	544	121
Parent	39,360	—	—

Consolidated	$1,939,081	$53,176	$11,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Depreciation
	Identifiable	and	Capital
	Assets	Amortization	Additions

2003
Insurance Services	$110,012	$339	$96
Parent and Other	52,636	36	—

Consolidated	$162,648	$375	$96

2002
Marine Services		$41,785	$18,126
Insurance Services		479	26
Parent		95	—

Consolidated		$42,359	$18,152

      Covanta’s operations are principally in the United States. Operations outside of the United States are primarily in Asia, with some projects in Latin America and Europe. A summary of revenues by geographic area for 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Revenues:
United States	$473,799	$35,851	$524,268
India	69,118	—	—
Other Asia	34,164	—	—
Other International	989	—	—

Total	$578,070	$35,851	$524,268

      A summary of identifiable assets by geographic area for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003

Identifiable Assets:
United States	$1,674,636	$162,648
India	93,462	—
Other Asia	100,655	—
Other International	70,328	—

Total	$1,939,081	$162,648

33. Quarterly Data (Unaudited)

	2004

	1st	2nd	3rd	4th	Total

Operating revenue	$45,961	$185,240	$172,801	174,553	578,555
Operating income	3,885	30,942	21,763	20,765	77,355
Net (Loss) income	(2,173)	15,195	12,815	8,257	34,094
Net income per share:
Basic	(0.04)	0.26	0.18	0.11	0.54
Diluted	(0.04)	0.24	0.17	0.11	0.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	1st	2nd	3rd	4th	Total

Operating revenue	$11,076	$11,837	$8,909	9,301	$41,123
Operating income	(2,650)	(4,578)	(3,546)	(2,132)	(12,906)
Net loss	(57,836)	(4,501)	(3,442)	(3,446)	(69,225)
Net loss per basic and diluted share	(1.22)	(0.09)	(0.07)	(0.07)	(1.46)
      As discussed in Note 1, Danielson acquired ACL on May 29, 2002 and, accordingly, the operating results for 2002 include ACL beginning with the date of acquisition. As discussed in Note 1, Danielson began accounting for its investment in ACL on the equity method in the first quarter of 2003 and, as discussed in Note 3, wrote off its investment in ACL in the same quarter. Covanta’s results of operations are included in Danielson’s consolidated results since its March 10, 2004 acquisition.
34. Commitments and Contingent Liabilities
      Danielson and/or its subsidiaries are party to a number of other claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. Danielson assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If Danielson can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.
American Commercial Lines, Inc.
      The petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code, that ACL and many of its subsidiaries and its immediate direct parent entity, American Commercial Lines Holdings, LLC, filed on January 31, 2003 has resulted in the confirmation of a plan of reorganization on December 30, 2004 that was effective as of January 11, 2005. Pursuant to ACL’s plan of reorganization ACL is no longer a subsidiary of Danielson as Danielson’s equity interest in ACL was cancelled and it received warrants to purchase 3% of ACL’s new common stock. See Note 3 to the Notes to the Consolidated Financial Statements.
Covanta Energy Corporation
      Generally claims and lawsuits against Covanta and its subsidiaries that had filed bankruptcy petitions and subsequently emerged from bankruptcy arising from events occurring prior to their respective petition dates have been resolved pursuant to the Covanta Reorganization Plan, and have been discharged pursuant to the March 5, 2004 order of the Bankruptcy Court which confirmed the Covanta Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, such claims may not be discharged. For example, the claims of certain persons who were personally injured prior to the petition date but whose injury only became manifest thereafter may not be discharged pursuant to the Covanta Reorganization Plan.
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
      Covanta may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, Covanta may be exposed to joint

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and several liabilities for remedial action or damages. Covanta’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally such claims arising prior to the first petition date were resolved in and discharged by the Chapter 11 Cases.
      The potential costs related to the matters described below and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of Covanta’s responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, Covanta believes that the following proceedings will not have a material adverse effect on Covanta’s consolidated financial position or results of operations.
      In June, 2001, the EPA named Covanta’s wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 potentially responsible parties (“PRPs”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire, a former waste oil recycling facility. The total quantity of waste oil alleged by EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Covanta Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire Department of Environmental Services (“DES”) total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in discussions with other PRPs concerning EPA’s selected remedy for the site, in anticipation of eventual settlement negotiations with EPA and DES. Covanta Haverhill, Inc.’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. Covanta believes that based on the amount of waste oil materials Covanta Haverhill, Inc. is alleged to have sent to the site, its liability will not be material.
Other Matters
      During the course of the Chapter 11 Cases, Covanta and certain contract counterparties reached agreement with respect to material restructuring of their mutual obligations in connection with several waste-to-energy projects. Subsequent to March 10, 2004 Covanta were also involved in material disputes and/or litigation with respect to the Warren County, New Jersey and Lake County, Florida waste-to-energy projects and the Tampa Bay water project. During 2004, all disputes relating to the Lake County and Tampa Bay matters were resolved, and the Company’s subsidiaries involved in these projects emerged from bankruptcy. As of December 31, 2004 Covanta’s subsidiaries involved with the Warren County, New Jersey project remain in Chapter 11 and are not consolidated in the Company’s consolidated financial statements. Danielson expects that the outcome of the Warren County, New Jersey litigation described below will not adversely affect Danielson.
      The Covanta subsidiary (“Covanta Warren”) which operates the waste-to-energy facility in Warren County, New Jersey (the “Warren Facility”) and the Pollution Control Financing Authority of Warren County (“Warren Authority”) have been engaged in negotiations for an extended time concerning a potential restructuring of the parties’ rights and obligations under various agreements related to Covanta Warren’s operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 federal court of appeals decision invalidating certain of the State of New Jersey’s waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the Warren Authority which modifies the existing service agreement. Principal on the Warren Facility project debt is due annually in December of each year, while interest is due semi-annually in June and December of each year. The State of New Jersey provided sufficient funds to the project bond trustee to pay principal and interest to bondholders during 2004.
      Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren’s operation of the Warren Facility.
      Also as part of Covanta’s emergence from bankruptcy, Covanta and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse Covanta for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit Covanta to advance up to $1 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of December 31, 2004, Covanta Warren owed Covanta $1.9 million.
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
35.     Related Party Transactions
      With respect to Covanta’s predecessor entity, one member of Covanta’s previous Board of Directors was a partner in a major law firm, and another member is an employee of another major law firm. From time to time, Covanta sought legal services and advice from those two law firms. During 2004 (prior to March 10, 2004), 2003 and 2002, Covanta paid those two law firms approximately $0.4 million, $0.5 million and $1.4 million, and zero, zero and $2.7 million, respectively, for services rendered. One member of Danielson current Board of Directors is a counsel to a major law firm which Covanta has used for several years. Such member of the Board of Directors did not have any direct or indirect involvement in the procurement or provision of such services and does not directly or indirectly benefit from associated fees. Covanta has sought legal services and advice from this firm after March 10, 2004 and since that date has paid this law firm approximately $0.1 million.

1. As part of the investment and purchase agreement with Covanta, Danielson was obligated to arrange the Second Lien Facility. Covanta paid a fee shared by the Bridge Lenders, among others, to the agent bank for the Second Lien Facility. In order to finance its acquisition of Covanta and to arrange the Second Lien Facility, Danielson entered into a note purchase agreement with SZ Investments, L.L.C., a Danielson stockholder, TAVF, a Danielson stockholder, and D.E. Shaw Laminar Portfolios, L.L.C., a creditor of Covanta and a Danielson stockholder. In addition, in connection with such note purchase agreement, Laminar arranged for a $10 million revolving loan facility for CPIH secured by CPIH’s assets. Subsequent to the signing of the investment and purchase agreement, each of TAVF, Laminar and SZ Investments assigned approximately 30% of their participation in the second lien letter of credit facility to Goldman Sachs Credit Partners, L.P. and Laminar assigned the remainder of its participation in the second lien letter of credit facility to TRS Elara, LLC.

2. Danielson and Covanta have entered into a corporate services agreement, pursuant to which Danielson provides to Covanta, at Covanta’s expense, certain administrative and professional services and Covanta pays most of Danielson’s expenses, which totaled $3 million for the period March 11, 2004 through December 31, 2004. In addition, Danielson and Covanta have entered into an agreement pursuant to which Covanta provides, at Danielson’s expense, payroll and benefit services for Danielson

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees which totaled $0.5 million for the period March 11, 2004 through December 31, 2004. The amounts accrued but not paid under these arrangements totaled $0.9 million for the period March 11, 2004 through December 31, 2004.
36.     Subsequent Events — Proposed American Ref-Fuel Corp. Acquisition
      On January 31, 2005, Danielson entered into a stock purchase agreement (the “Purchase Agreement”) with Ref-Fuel , an owner and operator of waste-to-energy facilities in the northeast United States, and Ref-Fuel’s stockholders (the “Selling Stockholders”) to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, Danielson will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of December 31, 2004 was approximately $1.2 billion. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      The acquisition is expected to close when all of the closing conditions to the Purchase Agreement have been satisfied or waived. These closing conditions include the receipt of approvals, clearances and the satisfaction of all waiting periods as required under the Hart-Scott-Rodino Antitrust Act of 1976 (“HSR Approval”) and as required by certain governmental authorities such as the Federal Energy Regulatory Commission (“FERC Approval”) and other applicable regulatory authorities. Other closing conditions of the transaction include the Company’s completion of debt financing and an equity rights offering, as further described below, Danielson arranging letters of credit or other financial accommodations in the aggregate amount of $100 million to replace two currently outstanding letters of credit that have been entered into by two respective subsidiaries of Ref-Fuel and issued in favor of a third subsidiary of Ref-Fuel, and other customary closing conditions. While it is anticipated that all of the applicable conditions will be satisfied, there can be no assurance as to whether or when all of those conditions will be satisfied or, where permissible, waived.
      Either Danielson or the Selling Stockholders may terminate the Purchase Agreement if the acquisition does not occur on or before June 30, 2005, but if a required governmental or regulatory approval has not been received by such date then either party may extend the closing to a date that is no later than the later of August 31, 2005 or the date 25 days after which Ref-Fuel has provided to Danielson certain financial statements described in the Purchase Agreement.
      If the Purchase Agreement is terminated because of Danielson’s failure to complete the rights offering and financing as described below, and all other closing conditions are capable of being satisfied, Danielson must pay to the Selling Stockholders a termination fee of $25 million, of which no less than $10 million shall be paid in cash and of which up to $15 million may be paid in shares of Danielson’s common stock, at its election, calculated based on $8.13 per share. As of the date of the Purchase Agreement, Danielson entered into a registration rights agreement granting registration rights to the Selling Stockholders with respect to such termination fee stock and Danielson has deposited $10 million in cash in an escrow account pursuant to the terms of an escrow agreement.
      The Company intends to finance this transaction through a combination of debt and equity financing. The equity component of the financing is expected to consist of an approximately $400 million offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share (the “Rights Offering”). In the Rights Offering Danielson’s existing stockholders will be issued rights to purchase Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held.
      Four of Danielson’s largest stockholders, SZ Investments L.L.C. and EGI-Fund (05-07) Investors, L.L.C. (collectively, “SZI”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“TAVF”), D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing ownership of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
40% of Danielson’s outstanding common stock, have committed to participate in the Rights Offering and acquire their pro rata portion of the shares. As consideration for their commitments, Danielson will pay each of these four stockholders an amount equal to 1.5% to 2.25% of their respective equity commitments, depending on the timing of the transaction. Danielson agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Danielson undertake an underwritten offering within twelve months of the closing of the acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      Danielson also expects to complete its previously announced rights offering for up to three million shares of its common stock to certain holders of 9.25% debentures issued by Covanta at a purchase price of $1.53 per share (the “9.25% Offering”). Danielson has executed a letter agreement with Laminar pursuant to which Danielson agreed to restructure the 9.25% Offering if that offering has not closed prior to the record date for the Rights Offering so that the holders that participate in the 9.25% Offering are offered additional shares of Danielson common stock at the same purchase price as in the Rights Offering and in an amount equal to the number of shares of common stock that such holders would have been entitled to purchase in the Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the Rights Offering.
      Assuming exercise of all rights in the Rights Offering and the purchase of three million shares in the 9.25% Offering, the Company estimates that it will have approximately 144 million shares outstanding following the consummation of both rights offerings.
      The Company has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package for Covanta necessary to finance the acquisition, as well as to refinance the existing recourse debt of Covanta and provide additional liquidity for the Company. This financing shall consist of two tranches, each of which is secured by pledges of the stock of Covanta’s subsidiaries that has not otherwise been pledged, guarantees from certain of Covanta’s subsidiaries and all other available assets of Covanta’s subsidiaries. The first tranche, a first priority senior secured bank facility, shall be made up of a $250 million term loan facility, a $100 million revolving credit facility and a $340 million letter of credit facility. The second tranche, a second priority senior secured term loan facility, shall consist of a $450 million term loan facility.
      The closing of the financing and receipt of proceeds under the Rights Offering are closing conditions under the Purchase Agreement. The proceeds that must be received by the Company in the Rights Offering will be equal to the difference between $399 million and the sum of (1) the cash contributed as common equity to Covanta by the Company from its unrestricted cash, and (2) not more than $25 million of cash from Covanta.
      The Company estimates that there will be approximately $45 million in aggregate transaction expenses (including customary underwriting and commitment fees relating to the financing).
      Immediately upon closing of the acquisition, Ref-Fuel will become a wholly-owned subsidiary of Covanta, and Covanta will control the management and operations of the Ref-Fuel facilities. The current project and other debt of Ref-Fuel subsidiaries will be unaffected by the acquisition, except that the revolving credit and letter of credit facility of Ref-Fuel Company LLC (the direct parent of each Ref-Fuel project company) will be cancelled and replaced with new facilities at the Covanta level. For additional information concerning the combined capital structure of Covanta and Ref-Fuel following the acquisition, see Par II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.
      There can be no assurance that Danielson will be able to complete the acquisition of Ref-Fuel.

SCHEDULE I
DANIELSON HOLDING CORPORATION
CONDENSED STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the Year Ended

	December, 31	December 31,	December 27,
	2004	2003	2002

	(Dollars in thousands)
Operating revenues
Net investment income	$233	$344	$826
Net realized investment gains	252	1,090	438
Parent company investment income related to ACL debt	—	—	8,402

Total operating revenues	485	1,434	9,666
Operating expenses
Employee compensation and benefits	306	611	2,828
Director fees	99	163	248
Professional fees	1,664	1,044	567
Insurance expense	296	978	778
Intercompany interest expense	—	—	237
Other general and administrative expenses	152	1,372	787

Total parent company administrative expenses	2,517	4,168	5,445

Operating (loss) income before income taxes	(2,032)	(2,734)	4,221
Interest expense	(9,033)	(1,424)	—
Income tax benefit	13,273	1	77

Net income (loss) before equity in net income (loss) of subsidiaries	2,208	(4,157)	4,298

Equity in net income of Energy Services subsidiaries including Covanta Lake	33,276	—	—
Equity in net loss of Insurance Services subsidiaries excluding gain on ACL bonds	(879)	(10,191)	(15,432)
Insurance subsidiary gain on ACL bonds	—	—	5,212
Equity in net income of Marine Services subsidiaries net of impairments of equity method investees	(511)	(54,877)	(27,033)

Total equity in net income (loss) of subsidiaries	31,886	(65,068)	(37,253)

Net income (loss)	$34,094	$(69,225)	$(32,955)

Parent company expenses from above	$2,517	$4,168	$5,445
Elimination of amortization of unearned compensation		—	(297)
Intercompany interest expense — NAICC	—	—	(237)

Parent company expenses report on Consolidated Statement of Operations	$2,517	$4,168	$4,911

SCHEDULE I — Continued
DANIELSON HOLDING CORPORATION
CONDENSED STATEMENT OF FINANCIAL POSITION
PARENT COMPANY ONLY

	December 31,	December 31,
	2004	2003

	(Dollars in thousands)
ASSETS
Cash	$12,912	$3,529
Restricted cash, Covanta escrow	—	37,026
Fixed maturities, available for sale at fair value (cost: $3,300 and $453)	3,300	488

Total cash and investments	16,212	41,043
Investment in Energy Services subsidiaries	81,765	—
Investment in Insurance Services subsidiaries	16,842	17,314
Investment in Marine Services subsidiaries	2,500	4,425
Accrued investment income	6	45
Intercompany receivable	2,016	—
Deferred financing costs (net of amortization $1,024)	—	6,145
Deferred tax asset	18,042	—
Other assets	2,600	978

Total assets	$139,983	$69,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest payable	$—	$400
Income taxes payable	3,421	—
Debt payable to related parties	—	40,000
Other liabilities	1,747	1,759

Total liabilities	5,168	42,159
Stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 150,000 shares; issued 73,441 shares and 35,793 shares; outstanding 73,430 shares and 35,782 shares)	7,344	3,579
Additional paid-in capital	194,783	123,446
Unearned compensation	(3,489)	(289)
Accumulated other comprehensive loss	583	(445)
Accumulated deficit	(64,340)	(98,434)
Treasury stock (cost of 11 shares)	(66)	(66)

Total stockholders’ equity	134,815	27,791

Total liabilities and stockholders’ equity	$139,983	$69,950

SCHEDULE I — Continued
DANIELSON HOLDING CORPORATION
CONDENSED STATEMENT CASH FLOWS
PARENT COMPANY ONLY

	For the Year Ended

	December, 31	December 31,	December 27,
	2004	2003	2002

	(Dollars in thousands)
Operating activities
Net loss	$34,094	$(69,225)	$(32,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain related to ACL debt contributed in acquisition of ACL	—	—	(8,402)
Net realized gain on the sale of investment securities	(159)	(1,090)	(438)
Depreciation and amortization	—	36	95
Amortization of deferred financing costs	7,045	1,024	—
Change in accrued investment income	39	18	3
Stock option and unearned compensation expense	1,425	521	920
Interest payable	(400)	—	—
Deferred tax asset	(16,693)	—	—
Receivable from Energy Services	(2,016)	—	—
Equity in net income of Energy Services subsidiaries	(33,276)	—	—
Equity in net loss of Marine Services subsidiaries	511	44,898	27,033
Equity in net loss of Insurance Services subsidiaries	879	20,198	10,220
Other operating activities	—	—	289
Changes in other assets and liabilities:
Other assets	(1,723)	1,730	(1,413)
Other liabilities	3,224	1,926	(195)

Net cash provided by (used in) operating activities	(7,050)	36	(4,843)
Investing activities
Collection of note receivable from affiliate	—	6,035	—
Distribution received from unconsolidated Marine Services subsidiary	—	58	—
Purchase of Energy and Marine Services	(36,400)	—	(42,665)
Proceeds from sale of GMS	1,512	—	—
Proceeds from the sale of investment securities	612	4,110	1,100
Restricted cash, Covanta escrow	37,026	(37,026)	—
Purchase of investment securities, net	(3,300)	—	(2,163)
Other investing activities, net	—	(978)	(6,035)
Capital contributions to NAICC	—	(6,000)	—

Net cash used in investing activities	(550)	(33,801)	(49,763)
Financing activities
Repayment of debt from NAICC	—	(4,000)	—
Borrowings under Bridge Financing	—	40,000	—
Parent company debt issue costs	(900)	—	—
Repayment of Bridge Financing	(26,612)	—	—
Proceeds from Rights Offering, net of expenses	41,021	—	42,228
Proceeds from exercise of warrants and options for common stock	3,474	—	10,588
Cash received from restricted stock	—	14	—

Net cash provided by financing activities	16,983	36,014	52,816

Net increase (decrease) in cash and cash equivalents	9,383	2,249	(1,790)
Cash and cash equivalents at beginning of year	3,529	1,280	3,070

Cash and cash equivalents at end of year	$12,912	3,529	1,280

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions

	Balance at	Charged to	Charged to			Balance At
	Beginning	Costs and	Other			End of
	of Period	Expense	Accounts		Deductions	Period

	(Dollars in thousands)
INSURANCE SERVICES
Allowance for premiums and fees receivable
2004	$462	$(40)	$—		$(294)	$128
2003	1,623	228	—		(1,389)	462
2002	1,431	734	—		(542)	1,623
Allowance for uncollectible reinsurance on paid losses
2004	$1,328	$(103)	$—		$(332)	$893
2003	—	1,328	—		—	1,328
2002	—	—	—		—	—
Allowance for uncollectible reinsurance on unpaid losses
2004	$176	$60	$—		$—	$236
2003	116	60	—		—	176
2002	20	96	—		—	116
ENERGY SERVICES
March 11, through December 31, 2004
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$—	$733	$—		$299	$434
Retention receivables — current	—	—	—		—	—
Doubtful receivables — non-current	—	—	—		(170)	170

Total	$—	$733	$—		$129	$604

MARINE SERVICES
Allowance for uncollectible accounts in 2002	$—	$1,070	$2,037	(1)	$(761)	$2,346

(1)	Acquired with purchase of ACL and GMS
Deferred Tax Valuation Allowance

		Subtractions

		Credits
	Balance at	(Charges)	Charged to			Balance At
	Beginning	to Tax	Other			End of
	of Period	Expense	Accounts		Deductions	Period

	(Dollars in thousands)
Tax valuation allowance
2004	$211,535	$15,423	$104,926	(1)	$—	$91,186
2003	213,511	1,976	—		—	211,535
2002	260,727	49,105	(1,889)		—	213,511

(1)	Primarily attributable to purchase accounting adjustments related to the Covanta acquisition.

Schedule V — Supplemental Information
Concerning Property–Casualty Insurance Operations

		Reserves for	Discount
		Unpaid Claims	from		Other Policy
	Deferred	and Claim	Reserves		Claims and	Net
	Acquisition	Adjustment	for Unpaid	Unearned	Benefits	Earned	Investment
Affiliation with Registrant	Costs	Expenses	Claims	Premiums	Payable	Premiums	Income

Consolidated Property–Casualty Entities:
As of and for the year ended 12/31/2004	$256	$64,270	$—	$1,254	$—	$17,998	$2,405
As of and for the year ended 12/31/2003	833	83,380	—	4,595	—	35,851	3,999
As of and for the year ended 12/31/2002	1,612	101,249	—	10,622	—	62,164	5,603

	Claims and Claim
	Adjustment Expenses		Amortization		Paid Claims
	Incurred Related to		of Deferred	Other	and Claim	Net
			Acquisition	Operating	Adjustment	Written
Affiliation with Registrant	Current Year	Prior Years	Costs	Expenses	Expenses	Premiums

Consolidated Property–Casualty Entities:
As of and for the year ended 12/31/2004	$10,343	$2,518	$4,255	$165	$31,775	$15,165
As of and for the year ended 12/31/2003	23,199	13,485	6,610	1,337	50,734	30,408
As of and for the year ended 12/31/2002	49,474	10,407	11,437	2,678	68,701	52,655

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures.     Danielson’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of Danielson’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2004. Danielson’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by Danielson in reports it files or submits under the Exchange Act is accumulated and communicated to Danielson’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      Based on that evaluation, Danielson’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as a result of the material weakness described in the Management Report on Internal Control Over Financial Reporting on page 116 of this Report on Form 10-K, Danielson’s disclosure controls and procedures were not effective as of December 31, 2004.
      Danielson’s management including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within Danielson have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.
      Changes in Internal Control Over Financial Reporting.     Danielson made the following modifications to its internal controls over financial reporting to enhance its existing controls during the fourth quarter of 2004:

•	Standardization of Accounting Policies and Procedures — Danielson had several accounting policies and procedures that required updating, standardization and/or formalization. This updating was important as beginning in the fourth quarter, Danielson’s accounting operations were moved to and consolidated with Covanta’s principal executive offices in Fairfield, New Jersey. With such transfer, new process and control owners were established for the existing treasury, procurement and close the book controls.

•	Implementation of Additional Payroll Controls — Additional payroll controls were implemented in the fourth quarter of 2004, including creation of a new control to monitor changes to payroll and benefits data, and enhanced access security controls over payroll input data.

•	Implementation of Additional Information Systems Controls — Additional information system controls were implemented during the third and fourth quarters of 2004, including modifications of system access to general ledger related applications, strengthening the review of access modifications to general ledger related applications, and the strengthening of controls monitoring payroll program changes.

•	Hiring Additional Permanent Accounting Personnel. During 2004, following the acquisition of Covanta and in connection with the integration and transition of accounting functions to Danielson’s principal executive offices in Fairfield, New Jersey, Covanta hired a new Chief Financial Officer.
      Danielson’s management has identified and will undertake the following steps necessary to address the material weakness described in the Management Report on Internal Control Over Financial Reporting on page 116 of this Form 10-K, as follows:

1.	Subsequent to the period with respect to which this report relates, in the first quarter of 2005 hired a controller, with the expectation that he will be promoted to chief accounting officer following an introductory and integration period;

2.	Danielson will continue to recruit additional in-house accounting personnel with requisite knowledge of complex technical accounting issues to improve and expand its depth in the accounting function; and

3.	Danielson will review and improve the integration of the new personnel it hires within the accounting function, including the training and supervision to be provided to such new hires.

Item 9B.	Other Information
      None.

PART III
Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Board of Directors

			Director
Name	Age	Position	Since

William C. Pate	41	Chairman of the Board	1999
David M. Barse	42	Director	1996
Ronal J. Broglio	64	Director	2004
Peter C. B. Bynoe	53	Director	2004
Richard L. Huber	68	Director	2002
Robert S. Silberman	47	Director	2004
Jean Smith	49	Director	2003
Joseph P. Sullivan	71	Director	2002
Clayton Yeutter	74	Director	2002
      David M. Barse has served as a director of Danielson since 1996. Mr. Barse served as the President and Chief Operating Officer of Danielson from July 1996 until July 24, 2002. Since February 1998, Mr. Barse has served as President, and since June 2003, Chief Executive Officer of Third Avenue Management LLC, an investment adviser to mutual funds and separate accounts. From April 1995 until February 1998, he served as the Executive Vice President and Chief Operating Officer of Third Avenue Trust and its predecessor, Third Avenue Value Fund, Inc. (together with its predecessor, “Third Avenue Trust”), before assuming the position of President in May 1998 and Chief Executive Officer in September 2003. In 2001, Mr. Barse became Trustee of both the Third Avenue Trust and Third Avenue Variable Series Trust. Since June 1995, Mr. Barse has been the President (and, since July 1999, Chief Executive Officer) of M.J. Whitman LLC (“MJW”) and its predecessor, a full service broker-dealer. Mr. Barse joined the predecessor of MJW and Third Avenue Trust in December 1991 as General Counsel. Mr. Barse also presently serves as a director of American Capital Access Holdings, a privately held financial insurance company.
      Ronald J. Broglio has been a director of Danielson since October 2004 and is a member of the Compensation and Public Policy Committees. Mr. Broglio is the President of RJB Associates, a consulting firm specializing in energy and environmental solutions, since 1996. Mr. Broglio was Managing Director of Waste to Energy for Waste Management International Ltd. (“Waste Management”) from 1991 to 1996. Prior to joining Waste Management, Mr. Broglio held a number of positions with Wheelabrator Environmental Systems Inc. from 1980 through 1990, including Managing Director, Senior Vice President — Engineering, Construction & Operations and Vice President of Engineering & Construction. Mr. Broglio served as Manager of Staff Engineering and as a staff engineer for Rust Engineering Company from 1970 through 1980.
      Peter C.B. Bynoe has served as a director of Danielson since July 2004. Mr. Bynoe is a member of the Compensation Committee, the Audit Committee and is Chairman of the Public Policy Committee. Mr. Bynoe joined the law firm of DLA Piper Rudnick Gray Cary as a partner in 1995 and currently serves on the firm’s management committee. Mr. Bynoe has been a principal of Telemat Ltd., a consulting and project management firm, since 1982. He is a director of Rewards Network Inc., a provider of dining and hotel rewards and credit card loyalty programs, and he also serves as Chairman of the Illinois Sports Facilities Authority, a joint venture of the State of Illinois and City of Chicago, which owns U.S. Cellular Field in Chicago.
      Richard L. Huber has served as a director of Danielson since July 2002. Mr. Huber is the Chairman of the Audit Committee. Mr. Huber served as Chairman and the Interim Chief Executive Officer of American Commercial Lines, LLC from April 2004 until January 2005 and continues as a director of ACL and various subsidiaries and affiliates of ACL, as well as a Manager of ACL from April 2004 until January 2005. Mr. Huber has been Managing Director, Chief Executive Officer and Principal of the American direct investment group Norte-Sur Partners, a direct private equity investment firm focused on Latin America, since

January 2001. Mr. Huber held various positions with Aetna, Inc. since 1995, most recently as the Chief Executive Officer until February 2000. Mr. Huber has approximately forty years of prior investment and merchant banking, international business and management experience, including executive positions with Chase Manhattan Bank, Citibank, Bank of Boston and Continental Bank. Mr. Huber is a director of Opticare Health Systems, Inc., an integrated eye care services company.
      William C. Pate has served a director of Danielson since 1999 and Chairman of the Board since October 2004. He is a member of the Public Policy Committee. Mr. Pate is Managing Director of Equity Group Investments, L.L.C., a privately-held investment firm. Mr. Pate has been employed by EGI or its predecessor in various capacities since 1994.
      Robert S. Silberman has been a director of Danielson since December 8, 2004. Mr. Silberman has been Chairman of the Board of Directors of Strayer Education, Inc. since February 2003 and its Chief Executive Officer since March 2001. From 1995 to 2000, Mr. Silberman served as President and Chief Operating Officer at CalEnergy Company, Inc., a California independent energy producer, and in other capacities. He has also held senior positions within the public sector, including Assistant Secretary of the Army. He serves on the Board of Directors of Surgis, Inc., a leading provider of graduate and undergraduate degree programs focusing on working adults.
      Jean Smith has served as a director of Danielson since December 2003. She is a member of the Audit Committee and the Nominating and Governance Committee. Ms. Smith has been a private investor and consultant since 2001. From 1998 to 2001, Ms. Smith was a Managing Director of Corporate Finance for U.S. Bancorp Libra, a unit of U.S. Bancorp Investments, Inc., a subsidiary of U.S. Bancorp. Ms. Smith has approximately 25 years of investment and international banking experience, having held positions with Banker Trust Company, Citicorp Investment Bank, Security Pacific Merchant Bank and UBS Securities.
      Joseph P. Sullivan has served as a director of Danielson since July 2002. Mr. Sullivan is Chairman of the Compensation Committee and a member of the Nominating and Governance Committee. Mr. Sullivan is a private investor and is currently retired after serving as the Chairman of the Board of IMC Global from July 1999 to November 2000, and as a Member of its Board of Directors and Executive Committee from March 1996 to December 2000. Mr. Sullivan served as the Chairman of the Board of Vigoro Corporation from March 1991 through February 1996 and as its Chief Executive Officer from March 1991 to September 1994.
      Clayton Yeutter has served as a director of Danielson since July 2002 and Covanta since March 2004. Mr. Yeutter is the Chairman of the Nominating and Governance Committee and a member of the Compensation Committee. Mr. Yeutter has been Of Counsel to Hogan & Hartson LLP, a law firm in Washington, D.C., since 1993 where he has an international trade and agricultural law practice. From 1985 through 1991, he served in the Reagan Administration as U.S. Trade Representative and in the first Bush Administration as Secretary of Agriculture. During 1991-92, he was Chairman of the Republican National Committee, and then returned to the Bush Administration as a Counselor to the President for most of 1992. He was President and Chief Executive Officer of the Chicago Mercantile Exchange from 1978-1985. In the 1970s, Mr. Yeutter held several positions in the Nixon and Ford Administrations as Assistant Secretary of Agriculture for Marketing and Consumer Services, Assistant Secretary of Agriculture for International Affairs and Commodity Programs and Deputy Special Trade Representative. Mr. Yeutter is the Chairman of the Board of Oppenheimer Funds, an institutional investment manager, Chairman of the Board of Crop Solutions, Inc., a privately-owned agricultural chemical company, Chairman of the Board of ACL and a director of America First, a privately-owned investment management company.
Audit Committee
      The Board of Directors has a standing audit committee, which currently consists of Messrs. Huber (Chairman) and Bynoe and Ms. Smith. All of the current members of the audit committee are Independent Directors, as defined by Section 121(A) of the American Stock Exchange listing standards and applicable SEC rules and regulations. The Board of Directors has determined that Mr. Huber is an “audit committee financial expert” under applicable SEC rules.

Code of Ethics
      Danielson has a Code of Ethics which applies to Danielson’s senior financial officers, including its Chief Executive Officer and Chief Financial Officer. The Code of Ethics is available on Danielson’s web site at www.danielsonholding.com and Danielson will provide a copy of the Code of Ethics without charge to any person who requests it by writing to Craig D. Abolt, Chief Financial Officer, at 40 Lane Road, Fairfield, New Jersey, 07004. Danielson will post on its website amendments to or waivers from its Code of Ethics for executive officers, the principal accounting officer or directors, in accordance with applicable laws and regulations.
Section 16(A) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires Danielson’s directors and executive officers, and persons who own more than ten percent of a registered class of Danielson’s equity securities, to file with the SEC and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Danielson. Executive officers, Directors and greater than ten-percent stockholders are required by Federal securities regulations to furnish Danielson with copies of all Section 16(a) forms they file.
      Based upon a review of filings with the Securities and Exchange Commission and/or written representations from certain reporting persons, Danielson believes that all of its directors, executive officers and other Section 16 reporting persons complied during fiscal 2004, except that the following individuals had late filings during 2004: Robert Silberman filed a late Form 4 for his acquisition on December 8, 2004 of 1,250 shares of Danielson’s common stock and the option to buy 11,111 shares of Danielson’s common stock; Peter Bynoe filed late a Form 3 for his election on July 19, 2004 as a director of Danielson; Jean Smith filed a late Form 4 for her acquisition on August 30, 2004 of 1,000 shares of Danielson’s common stock; and Richard Huber filed a late Form 4 for his exercise on May 13, 2004 of his option to purchase 13,333 shares of Danielson’s common stock.
Executive Officers

		Age as of	Officer
Name	Position and Office Held	March 9, 2005	Since

Anthony J. Orlando	President and Chief Executive Officer	45	2004
Craig D. Abolt	Senior Vice President and Chief Financial Officer	44	2004
Timothy J. Simpson	Senior Vice President, General Counsel and Secretary	46	2004
      Anthony J. Orlando has served as President and Chief Executive Officer of Danielson since October 2004. Since November 2003 he has served as President and Chief Executive Officer of Covanta and since March 2004 he has served as a director of Covanta. From March 2003 to November 2003 he served as Senior Vice President, Business and Financial Management of Covanta. From January 2001 until March 2003, Mr. Orlando served as Covanta’s Senior Vice President, Waste to Energy. Previously he served as Executive Vice President of Covanta Energy Group. Mr. Orlando joined Covanta in 1987.
      Craig D. Abolt has served as Senior Vice President and Chief Financial Officer of Danielson since October 2004. He has served as a director and Senior Vice President and Chief Financial Officer of Covanta since June 2004. Prior to joining Covanta, Mr. Abolt served as chief financial officer of DIRECTV Latin America, a majority-owned subsidiary of Hughes Electronics Corporation, from June 2001 until May 2004. From Dec 1991 until June 2001, he was employed by Walt Disney Company in several executive finance positions.
      Timothy J. Simpson has served as Senior Vice President, General Counsel and Secretary of Danielson since October 2004. Since March 2004 he has served as Senior Vice President, General Counsel and Secretary of Covanta. From June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General

Counsel and Assistant Secretary of Covanta. Prior thereto he served as Senior Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy Group. Mr. Simpson joined Covanta in 1992.
Involvement In Certain Legal Proceedings
      Anthony Orlando and Timothy Simpson were both officers of Covanta when it filed for bankruptcy and have continued as officers of Covanta after its emergence from bankruptcy and confirmation of its plan of reorganization. As further described in this Form 10-K at Item 1 — Business, Covanta’s Chapter 11 proceedings commenced on April 1, 2002. Covanta and most of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). All of the bankruptcy cases were jointly administered under the caption “In re Ogden New York Services, Inc., et al., Case Nos. 02-40826 (CB), et al.” On March 5, 2004, the Bankruptcy Court entered an order confirming the Debtors’ plans of reorganization and plan for liquidation for certain of those Debtors involved in non-core businesses and on March 10, 2004 both plans were effected.
Item 11.     EXECUTIVE COMPENSATION
Executive Compensation
      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Danielson, or its subsidiary companies or their predecessors for 2002 through 2004 of those persons who served as (i) the Chief Executive Officer as of December 31, 2004, (ii) the most highly compensated executive officers employed by Danielson as of December 31, 2004 whose total annual salary and bonus exceeded $100,000, and (iii) former Chief Executive Officers of Danielson during 2004 but who were not serving as executive officers at year end (collectively, the “Named Executive Officers”):
Summary Compensation Table

					Long-Term
					Compensation
					Awards

	Annual Compensation				Restricted	Securities
				Other Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(6)	Compensation	Awards(7)	Options	Compensation(8)

Anthony J. Orlando – President and Chief Executive Officer(1)(2)	2004	$380,769	$393,750	$0	$360,000	$0	$79,837
Jeffery R. Horowitz – President and Chief Executive Officer(3)	2004	$245,708	$372,720	$0	$0	$0	$1,467,409
Samuel Zell – President and Chief Executive Officer(3)	2004	$65,000	$0	$0	$0	$0	$0
	2003	$200,000	$0	$0	$0	$0	$0
	2002	$87,949	$0	$0	$0	$0	$0
Craig D. Abolt – Senior Vice President and Chief Financial Officer(1)(4)	2004	$206,250	$75,000	$0	$150,000	$0	$199,633
Timothy J. Simpson – Senior Vice President, General Counsel and Secretary(1)(5)	2004	$240,180	$150,000	$0	$125,000	$0	$38,058

(1)	The compensation included in the table above for Messrs. Orlando, Abolt and Simpson includes compensation for their services to both Danielson and Covanta as they are compensated for their services as an officer of both Danielson and Covanta under the employment agreements they each entered into on October 5, 2004 with both Danielson and Covanta. These employment agreements are further described in this Item 11. Under the employment agreements entered into and dated October 5, 2005, Messrs. Orlando, Abolt and Simpson initial base annual salaries are $400,000, $325,000 and $240,180, respectively. Mr. Orlando’s prior employment agreement with Covanta entitled him to a base annual salary of $375,000, which contract was rejected by Covanta in March 2004 pursuant to Covanta’s emergence from Chapter 11. Messrs. Abolt and Simpson did not have prior employment agreements with Covanta.

(2)	$290,000 of Mr. Orlando’s salary was paid by Covanta prior to his appointment on October 5, 2004 as an officer of both Danielson and Covanta.

(3)	Mr. Horowitz served as President and Chief Executive Officer of Danielson from April 2004 until October 5, 2004. Mr. Zell served as President and Chief Executive Officer of Danielson from July 2002 until March 2004.

(4)	$132,500 of Mr. Abolt’s salary was paid by Covanta prior to his appointment on October 5, 2004 as an officer of both Danielson and Covanta.

(5)	$185,678 of Mr. Simpson’s salary was paid by Covanta prior to his appointment on October 5, 2004 as an officer of both Danielson and Covanta.

(6)	The amounts shown represent the full amount of the annual bonuses attributable to each year, which were generally paid in the first fiscal quarter of the following year.

(7)	Reflects the value of the restricted stock awarded pursuant to the terms and conditions of the employment agreements as described in this Item 11 under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” on the date of grant. Messrs. Orlando, Abolt and Simpson received 49,656, 20,690 and 17,242 shares of restricted common stock of Danielson, respectively, under such employment agreements. The restricted stock vests, subject to forfeiture and meeting certain performance- based metrics of Covanta as approved by the Board of Directors, under their respective employment agreements in equal installments over three years, with the first 1/3 having vested on February 28, 2005.

(8)	Includes for the fiscal year ending December 31, 2004: (i) contributions in the amount of $8,200 credited to the account balances of each of Messrs. Orlando, Horowitz and Simpson under Danielson’s 401(k) Savings Plan; (ii) a cash payment to Messrs. Orlando, Horowitz and Simpson in the amount of $16,971, $14,117 and $6,858, respectively, representing the excess of the contribution that could have been made to each such individual’s Covanta 401(k) Savings Plan account pursuant to the formula applicable to all employees over the maximum contribution to such plan permitted by the Internal Revenue Code of 1976, as amended; (iii) a cash payment to Messrs. Orlando, Horowitz and Simpson in the amount of $54,667, $58,116 and $23,000, respectively, representing retention bonuses paid by Covanta during 2004; (iv) payments and reimbursements for relocation expenses of Mr. Abolt; and (v) special pay of $66,923, severance of $1,317,746, and sellback of current vacation of $2,307 paid to Mr. Horowitz.

Options/ SAR Grants in Last Fiscal Year
      The stock options granted to Danielson’s Named Executive Officers in 2004 were as follows:

					Potential Realizable
					Value at Assumed Annual
	Number of	% of Total			Rates of Stock Price
	Securities	Options/SARs			Appreciation for Option
	Underlying	Granted to	Exercise		Term
	Options/SARs	Employees in	Price per	Expiration
Name	Granted	2004	Share	Date	5%	10%

Anthony J. Orlando	200,000	19.6%	$7.43	10/05/2014	$934,537	$2,368,301
Jeffrey Horowitz	—	—	—	—	—	—
Samuel Zell	—	—	—	—	—	—
Craig D. Abolt	85,000	8.3%	$7.43	10/05/2014	$397,178	$1,006,528
Timothy J. Simpson	75,000	7.4%	$7.43	10/05/2014	$350,452	$888,113

      The following table sets forth the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of fiscal 2004:
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares		Number of Securities	Value of Unexercised
	Acquired	Value	Underlying at Year End	Year End
Name	on Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable

Anthony J. Orlando	—	$0	0/200,000	0/$	204,000
Jeffrey Horowitz	—	—	—		—
Samuel Zell	—	—	—		—
Craig D. Abolt	—	$0	0/85,000	0/$	86,700
Timothy J. Simpson	—	$0	0/75,000	0/$	76,500
Compensation Committee Interlocks and Insider Participation
      From January 1, 2004 through March 5, 2004, David Barse, Joseph P. Sullivan (Chairman), Eugene Isenberg and Clayton Yeutter were the sole members of the Compensation Committee. With the other members of the Compensation Committee continuing, Mr. Barse resigned from the Compensation Committee on March 5, 2004. and Peter C.B. Bynoe was elected to the Compensation Committee as of July 19, 2004. Mr. Isenberg’s membership on the Compensation Committee ended as of October 5, 2004, when the Board of Directors appointed the current members to the Compensation Committee which in its entirety consists of Mr. Sullivan (Chairman), Mr. Broglio, Mr. Bynoe and Mr. Yeutter. None of the persons who served as members of the Compensation Committee in 2004 were, during that year or previously, officers or employees of Danielson or any of its subsidiaries or have any other relationship requiring disclosure herein, except as follows:
      David M. Barse has served as the President and Chief Operating Officer of Danielson from July 1996 until July 24, 2002. Mr. Barse is also an executive officer of Third Avenue Management LLC. Clayton Yeutter is of counsel to the law firm of Hogan & Hartson LLP. Hogan & Hartson provided Covanta with certain legal services during 2004. Please see “Certain Relationships and Related Party Transactions” above for a description of Third Avenue Trust’s transactions with Danielson and Covanta and additional information on the relationship between Mr. Yeutter and Hogan & Hartson LLP.
Compensation of the Board of Directors
      As approved by the stockholders at the October 5, 2004 Annual Meeting, on an annual basis, at the annual meeting of stockholders of Danielson at which directors are elected, each non-employee director will receive options to acquire 13,334 shares of common stock at a price equal to the fair market value of a share of our common stock on the date of grant and will be awarded 1,500 shares of restricted stock, which restricted shares will vest ratably over three years from the date of grant. Mr. Barse waived his right to receive such grants of options and restricted stock for 2004. Non-employees directors will receive an annual fee of $30,000. The chairman of the Board receives an additional annual fee of $10,000. In addition the chair of the Audit Committee will receive an additional annual fee of $7,500 for such service and the chair of each of the other committees of the Board, including without limitation, the Compensation Committee, the Nominating and Governance Committee and the Public Policy Committee, will be entitled to receive an additional annual fee of $5,000 for such service. Non-employee directors will be entitled to receive a meeting fee of $1,500 for each committee meeting they attend. Directors who are appointed at a date other than the annual meeting of stockholders of Danielson, will be entitled to receive a pro rata portion of the annual compensation.

By-Law Amendment
      Danielson’s By-Laws were amended in 2004, to provide that the number of directors on the Board shall be a range from six to ten with the exact number to be determined from time to time by resolution of the Board.
Pension Plans
      In 2004, Danielson did not offer a pension benefit. NAICC and Covanta each offer certain pension and retirement benefits.
      Employment Contracts, Termination of Employment and Change-in-Control Arrangements
      Anthony J. Orlando was named Danielson’s President and Chief Executive Officer effective October 5, 2004. Other than the employment agreement and compensation matters described below, Mr. Orlando has not engaged in any reportable transactions with Danielson or any of its subsidiaries during the Danielson’s last fiscal year, and he is not a party to any currently proposed transactions with Danielson. Mr. Orlando does not have any family relationship with any other executive officer or director of Danielson.
      Mr. Orlando continues to serve as the President and Chief Executive Officer of Covanta, a position he has held since November 2003.
      Danielson and Covanta entered into a five-year employment agreement with Mr. Orlando, commencing October 5, 2004. Pursuant to his employment agreement, Mr. Orlando is entitled to an initial base salary of $400,000 per year and an annual target bonus of 80% of his base salary, depending upon Covanta’s achievement of certain financial targets and other criteria approved by the Board of Directors of Danielson. Mr. Orlando also received a grant of 49,656 shares of restricted stock, valued at $360,000 at the date of grant, and options to purchase 200,000 shares of Danielson’s common stock at a price of $7.43 per share pursuant to the Danielson Holding Corporation Equity Award Plan for Employees and Officers. The restricted stock vests in equal installments over three years, with 50% of such shares vesting in three equal annual installments commencing February 28, 2005, so long as Mr. Orlando is employed by Danielson, and 50% vesting in accordance with Covanta’s achievement of certain operating cash flow or other performance-based metrics of Covanta as approved by the Board of Directors, commencing February 28, 2005. The options vest over three years in equal installments, commencing February 28, 2006. Mr. Orlando’s employment is subject to non-compete, non-solicitation and confidentiality provisions as set forth in the employment agreement. In the event that Mr. Orlando is terminated for any reason other than for “cause,” he shall be entitled to payment of his average annual compensation, consisting of his then current annual base salary plus his average annual target bonus, for (i) 36 months if such termination occurs in the first three years of his employment contract, or (ii) 24 months if such termination occurs in the last two years of his employment contract. Upon termination other than for “cause,” Mr. Orlando shall forfeit all rights and interests to any unvested equity awards, except for those equity awards that would otherwise vest within three months of the date of his termination. The employment agreement also provides for the acceleration of the vesting of the equity awards in the event of a change in control of Danielson or Covanta. The summary set forth above is qualified by reference to Mr. Orlando’s employment agreement which is incorporated by reference herein.
      Craig D. Abolt was named as the Senior Vice President and Chief Financial Officer of Danielson effective October 5, 2004. Other than the employment agreement and compensation matters described below, Mr. Abolt has not engaged in any reportable transactions with Danielson or any of its subsidiaries during Danielson’s last fiscal year, and he is not a party to any currently proposed transactions with Danielson. Mr. Abolt does not have any family relationship with any other executive officer or director of Danielson.
      Mr. Abolt continues to serve as the Senior Vice President and Chief Financial Officer of Covanta, a position he has held since June 2004.
      Danielson and Covanta entered into a five-year employment agreement with Mr. Abolt, commencing October 5, 2004. Pursuant to his employment agreement, Mr. Abolt is entitled to an initial base salary of $325,000 per year and an annual target bonus of 55% of his base salary, depending upon Covanta’s achievement of certain financial targets and other criteria approved by the Board of Directors of Danielson. Mr. Abolt also received a grant of 20,690 shares of restricted stock, valued at $150,000 at the date of grant, and options to purchase 85,000 shares of the Danielson’s common stock at a price of $7.43 per share pursuant to the Danielson Holding Corporation Equity Award Plan for Employees and Officers. The restricted stock vests in equal installments over three years, with 50% of such shares vesting in three equal annual installments commencing February 28, 2005, so long as Mr. Abolt is employed by Danielson, and 50% vesting in accordance with Covanta’s achievement of certain operating cash flow or other performance-based metrics of Covanta as approved by the Board of Directors, commencing February 28, 2005. The options vest over three years in equal installments, commencing February 28, 2006. Mr. Abolt’s employment is subject to non-compete, non-solicitation and confidentiality provisions as set forth in the employment agreement. In the event that Mr. Abolt is terminated for any reason other than for “cause,” he shall be entitled to payment of his average annual compensation, consisting of his then current annual base salary plus his average annual target bonus, for (i) 24 months if such termination occurs in the first two years of his employment contract, or (ii) 18 months if such termination occurs in the last three years of his employment contract. Upon termination other than for “cause,” Mr. Abolt shall forfeit all rights and interests to any unvested equity awards, except for those equity awards that would otherwise vest within three months of the date of his termination. The employment agreement also provides for the acceleration of the vesting of the equity awards in the event of a change in control of Danielson or Covanta. The summary set forth above is qualified by reference to Mr. Abolt’s employment agreement which is incorporated by reference herein.
      Timothy J. Simpson has been named as Danielson’s Senior Vice President, General Counsel and Secretary. Other than the employment agreement and compensation matters described below, Mr. Simpson has not engaged in any reportable transactions with Danielson or any of its subsidiaries during the Danielson’s last fiscal year, and he is not a party to any currently proposed transactions with Danielson. Mr. Simpson does not have any family relationship with any other executive officer or director of Danielson.
      Mr. Simpson continues to serve as the Senior Vice President, General Counsel and Secretary of Covanta, a position he has held since March 2003.
      Danielson and Covanta entered into a five-year employment agreement with Mr. Simpson, commencing October 5, 2004. Pursuant to his employment agreement, Mr. Simpson is entitled to an initial base salary of $240,180 per year and an annual target bonus of 45% of his base salary, depending upon Covanta’s achievement of certain financial targets and other criteria approved by the Board of Directors of Danielson. Mr. Simpson also received a grant of 17,242 shares of restricted stock, valued at $125,000 at the date of grant, and options to purchase 75,000 shares of the Danielson’s common stock at a price of $7.43 per share pursuant to the Danielson Holding Corporation Equity Award Plan for Employees and Officers. The restricted stock vests in equal installments over three years, with 50% of such shares vesting in equal annual installments commencing February 28, 2005, so long as Mr. Simpson is employed by Danielson, and 50% vesting in accordance with Covanta’s achievement of certain operating cash flow or other performance-based metrics of Covanta as approved by the Board of Directors, commencing February 28, 2005. The options vest over three years in equal installments, commencing February 28, 2006. Mr. Simpson’s employment is subject to non-compete, non-solicitation and confidentiality provisions as set forth in the employment agreement. In the event that Mr. Simpson is terminated for any reason other than for “cause,” he shall be entitled to payment of his average annual compensation, consisting of his then current annual base salary plus his average annual target bonus, for (i) 24 months if such termination occurs in the first two years of his employment contract, or (ii) 18 months if such termination occurs in the last three years of his employment contract. Upon termination other than for “cause,” Mr. Simpson shall forfeit all rights and interests to any unvested equity awards, except for those equity awards that would otherwise vest within three months of the date of his termination. The employment agreement also provides for the acceleration of the vesting of the equity awards in the event of a change in control of Danielson or Covanta. The summary set forth above is qualified by reference to Mr. Simpson’s employment agreement which is incorporated by reference herein.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership
      The following tables set forth information, as of March 9, 2005, concerning:

•	beneficial ownership of Danielson’s common stock by SZ Investments LLC, Third Avenue Management LLC and D. E. Shaw Laminar Portfolios, L.L.C., which are the only beneficial owners of five percent or more of Danielson’s common stock;

•	beneficial ownership of Danielson’s common stock by (i) all of Danielson’s current directors, (ii) the Named Executive Officers; and (iii) all of the current directors and Named Executive Officers of Danielson together as a group.
      The number of shares beneficially owned by each entity, person, current director or Named Executive Officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the right to acquire within 60 days after the date of this table, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, or dependent children within his or her household with respect to the shares set forth in the following table. Unless otherwise indicated, the address for all current executive officers and directors is c/o Danielson Holding Corporation, 40 Lane Road, Fairfield, NJ 07004. Danielson believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares reflected as being beneficially owned by:
Common Stock Ownership of Certain Beneficial Owners

	Number of Shares	Approximate
Name and Address	Beneficially Owned (1)	Percent of Class

SZ Investments, LLC(2)	11,796,442	16.1%
Two North Riverside Plaza
Chicago, Illinois 60606
Third Avenue Management LLC(3)	4,535,622 (4)	6.2%
622 Third Avenue, 32nd floor
New York, New York 10017
D. E. Shaw Laminar Portfolios, L.L.C.(5)	13,629,222	18.6%
120 West Forth Fifth Street, Floor 39, Tower 45
New York, New York 10036

(1)	In accordance with provisions of Danielson’s certificate of incorporation, all certificates representing shares of common stock beneficially owned by holders of five percent or more of the common stock of Danielson are owned of record by Danielson, as escrow agent, and are physically held by Danielson in that capacity.

(2)	This includes the shares owned as follows: 10,031,736 shares that SZ Investments beneficially owns with shared voting and dispositive power; and (ii) 1,764,706 shares that EGI-Fund (05-07) Investors, L.L.C. (“Fund 05-07”) beneficially owns with shared voting and dispositive power. This does not include an option to acquire 155,000 shares that is held by Equity Group Investments, L.L.C. Chai Trust Company, L.L.C. (“Chai Trust”) beneficially owns 11,951,442 shares with shared voting and dispositive power; however, these 11,951,442 shares are the same shares represented by the aggregate of the shares beneficially owned by SZ Investments, Fund 05-07 and EGI.
      SZ Investments and Fund 05-07 are both indirectly controlled by various trusts established for the benefit of Samuel Zell and members of his family, the trustee of each of which is Chai Trust. In addition, SZ Investments is the managing member of Fund 05-07. Each of Messrs. Zell and Pate is an executive officer of EGI and SZ Investments. One of the executive officers of SZ Investments and EGI is also the President of Chai Trust. Samuel Zell was a director of Danielson from January 1999 and Chairman of the

Board of Danielson from July 2002 until he did not stand for re-election to the Board in October, 2004. Mr. Zell was also Danielson’s President and Chief Executive Officer from July, 2002 until his resignation as of April 27, 2004. William C. Pate is the current Chairman of the Board of Directors of Danielson and has been a director since 1999. The addresses of each of Fund 05-07, EGI and Chai Trust are as set forth in the table above for SZ Investments.
      This also does not include the number of shares of common stock equal to SZ Investment’s and Fund-05-07’s pro rata portion of the Ref-Fuel Rights Offering. Pursuant to an agreement each of SZ Investments and Fund 05-07 has committed to participate in the Ref-Fuel Rights Offering and to acquire its respective pro rata portion of approximately $400 million shares of Danielson’s common stock to be offered thereunder at a purchase price of $6.00 per share in connection with Danielson’s financing of the purchase of American Ref-Fuel as further described in Item 13 of this Form 10-K. Danielson will file a registration statement with the SEC with respect to such rights offering and the statements contained herein shall not constitute an offer to sell or the solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws.

(3)	Third Avenue Management LLC, a registered investment advisor under Section 203 of the Investment Advisors Act of 1940, as amended, invests funds on a discretionary basis on behalf of investment companies registered under the Investment Company Act of 1940, as amended, and on behalf of individually managed separate accounts. David M. Barse has served as a director of Danielson since 1996 and was Danielson’s President and Chief Operating Officer from July 1996 until July 2002. Since February 1998, Mr. Barse has served as President, and since June 2003, Chief Executive Officer of Third Avenue Management LLC. Mr. Barse is also the Chief Executive Officer of TAVF.

(4)	The shares beneficially owned by Third Avenue Management LLC are held by Third Avenue Value Fund Series of the Third Avenue Trust (collectively Third Avenue Value Fund Series and Third Avenue Trust, “TAVF”). These shares do not include the following shares held by each of Messrs. Whitman and Barse: (i) 1,254,145 shares beneficially owned by Mr. Whitman (including 166,426 shares owned by Mr. Whitman’s wife and 318,496 shares beneficially owned by a private investment company of which Mr. Whitman is the principal shareholder), and (ii) 486,932 shares beneficially owned by Mr. Barse (including shares underlying currently exercisable options to purchase an aggregate of 138,425 shares of common stock).
      This also does not include the number of shares of common stock equal to TAVF’s pro rata portion of the Ref-Fuel Rights Offering. Pursuant to an agreement with Danielson, Third Avenue Trust has committed to participate in the Ref-Fuel Rights Offering and to acquire its respective pro rata portion of approximately $400 million shares of Danielson’s common stock to be offered thereunder at a purchase price of $6.00 per share in connection with Danielson’s financing of the purchase of Ref-Fuel as further described in Item 13 of this Form 10-K. Danielson will file a registration statement with the SEC with respect to such rights offering and the statements contained herein shall not constitute an offer to sell or the solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws.

(5)	Laminar shares voting and dispositive power with D. E. Shaw & Co., L.P. (“Shaw LP”), D. E. Shaw & Co., L.L.C. (“Shaw LLC”) and David Shaw. Each of Shaw LP, Shaw LLC and Mr. Shaw disclaims beneficially ownership of such 13,629,222 shares beneficially owned by Laminar.

This does not include the number of shares of common stock which Laminar will have the right to purchase in the 9.25% Offering of up to 3 million shares of Danielson’s common stock at a purchase price of either $1.53 per share which Danielson is required to conduct in order to satisfy its obligations as the sponsor of the plan of reorganization of Covanta. The 9.25% Offering will be made solely to holders of the $100 million of principal amount of 9.25% Debentures due 2002 issued by Covanta that voted in favor of Covanta’s second reorganization plan on January 12, 2004. On January 12, 2004, holders of $99.6 million in principal amount of 9.25% Debentures voted in favor of the plan of reorganization and are eligible to participate in the rights offering. As of January 12, 2004, Laminar held approximately $10.4 million of the 9.25% Debentures and would be entitled to purchase up to approximately 313,253 shares of common stock. Danielson has filed a registration statement with the SEC with respect to such rights offering and the statements contained herein shall not constitute an offer to sell or the solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws.

      This also does not include the number of shares of common stock equal to Laminar’s pro rata portion of the Ref-Fuel Rights Offering pursuant to an agreement. Laminar has committed to participate in the Ref-Fuel Rights Offering and to acquire its respective pro rata portion of approximately $400 million shares of Danielson’s common stock to be offered thereunder at a purchase price of $6.00 per share in connection with Danielson’s financing of the purchase of American Ref-Fuel as further described in Item 13 of this Form 10-K. Danielson will file a registration statement with the SEC with respect to such rights offering and the statements contained herein shall not constitute an offer to sell or the solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws. Laminar and Danielson have executed a letter agreement pursuant to which if the 9.25% Offering has not closed prior to the record date for the Ref-Fuel Rights Offering, then Danielson will revise the 9.25% Offering so that the holders that participate in the 9.25% Offering are offered additional shares of Danielson’s common stock at the same purchase price as in the Ref-Fuel Rights Offering and in an amount equal to the number of shares of common stock that such holders would have been entitled to purchase in the Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the Ref-Fuel Rights Offering.
Equity Ownership of Management

	Number of Shares		Approximate
Name	Beneficially Owned (1)		Percent of Class

William C. Pate	163,142		*
Anthony J. Orlando(2)	49,656		*
Jeffrey Horowitz
Two North Riverside Plaza, Suite 600
Chicago, IL 60606	—		—
Samuel Zell(3)
Two North Riverside Plaza, Suite 600
Chicago, IL 60606	11,938,684		16.5%
Craig D. Abolt(2)	20,690		*
David M. Barse(4)	4,884,129		6.8%
Ronald J. Broglio	1,500		*
Peter C.B. Bynoe	1,500		*
Richard L. Huber(5)	77,097		*
Robert S. Silberman	1,250		*
Timothy J. Simpson(2)	17,242		*
Jean Smith	7,500		*
Joseph P. Sullivan(6)	88,165		*
Clayton C. Yeutter(7)	38,165		*
All Executive Officers and Directors as a group (14 persons)	17,284,903	(8)	23.5%

*	Percentage of shares beneficially owned does not exceed one percent of the outstanding common stock.

(1)	In accordance with provisions of Danielson’s certificate of incorporation, all certificates representing shares of common stock beneficially owned by holders of five percent or more of the common stock are owned of record by Danielson, as escrow agent, and are physically held by Danielson in that capacity.

(2)	Includes restricted stock awarded pursuant to the terms and conditions of the employment agreements as described in Item 11 under “Employment Contracts, Termination of Employment and Change-in-

Control Arrangements” on the date of grant. Messrs. Orlando, Abolt and Simpson received 49,656, 20,690 and 17,242 shares of restricted common stock of Danielson, respectively, under such employment agreements. The restricted stock vests, subject to forfeiture and meeting certain performance-based metrics of Covanta as approved by the Board of Directors, under their respective employment agreements in equal installments over three years, with the first 1/3 having vested on February 28, 2005.

(3)	Includes the shares owned as follows: 10,031,736 shares that SZ Investments beneficially owns with shared voting and dispositive power; and (ii) 1,764,706 shares that Fund 05-07 beneficially owns with shared voting and dispositive power. SZ Investments and Fund 05-07 are indirectly owned by trusts for the benefit of Mr. Zell and members of his family. Also includes shares underlying currently exercisable options to purchase 129,166 shares of common stock at an exercise price of $3.37 per share owned by EGI, also indirectly owned by trusts for the benefit of Mr. Zell and members of his family and 13,076 shares owned by the Helen Zell Revocable Trust, as to which Mr. Zell disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(4)	Includes 4,535,622 shares beneficially owned by TAVF, which is affiliated with Mr. Barse. Mr. Barse disclaims beneficial ownership of these shares. Also includes shares underlying currently exercisable options to purchase 50,000 shares of common stock at an exercise price of $5.69, shares underlying currently exercisable options to purchase 50,000 shares of common stock at an exercise price of $7.06 and shares underlying currently exercisable options to purchase 38,425 shares of common stock at an exercise price of $5.31.

(5)	Includes 12,453 shares of vested restricted stock and 12,453 unvested shares of restricted stock issued to Mr. Huber. Also includes shares underlying currently exercisable options to purchase 13,333 shares of common stock at an exercise price of $4.26.

(6)	Includes shares underlying currently exercisable options to purchase 50,000 shares of common stock at an exercise price of $5.78 and shares underlying currently exercisable options to purchase 13,333 shares of common stock at an exercise price of $4.26.

(7)	Includes shares underlying currently exercisable options to purchase 13,333 shares of common stock at an exercise price of $4.26.

(8)	Includes shares underlying currently exercisable options to purchase 228,424 shares of common stock that our directors and executive officers have the right to acquire within 60 days of the date of this table.

Equity Compensation Plans
      The following table sets forth information regarding the number of securities which could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the 2004 and 1995 Stock Incentive Plans and the number of securities remaining for future issuance under the 2004 Stock and Incentive Plans. Upon adoption of the 2004 Stock Incentive Plans, Danielson terminated any future issuances under the 1995 Plan. Danielson does not have any equity compensation plans that have not been approved by its security holders.

Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column a)
Plan category	(A)	(B)	(C)

Equity Compensation Plans Approved By Security Holders	1,933,460	$6.38	2,862,217(1)
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

TOTAL	1,933,460	$6.38	2,862,217

(1)	Of the 2,862,217 shares that remain available for future issuance, 1,462,217 are currently reserved for issuance under Danielson’s equity compensation plans.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Employment Arrangements
      See the descriptions of Danielson’s employment agreements with Anthony J. Orlando, Craig D. Abolt and Timothy J. Simpson contained in Item 11 of this Form 10-K.
Related Party Agreements
      SZ Investments, a company affiliated with Samuel Zell (the former Chief Executive Officer and Chairman of Danielson’s Board of Directors) and William Pate (Danielson’s current Chairman of the Board of Directors) was a holder through its affiliate, HYI Investments, L.L.C. (“HYI”), of approximately 42% of the senior notes and payment-in-kind notes of ACL, a former unconsolidated subsidiary of Danielson. In addition, Danielson agreed to provide SZ Investments unlimited demand registration rights with respect to the ACL notes held by HYI. ACL’s plan of reorganization was confirmed (without material conditions) on December 30, 2004 and it emerged from Chapter 11 bankruptcy proceedings January 2005. Pursuant to the terms of ACL’s plan of reorganization the notes held by HYI were converted into equity of ACL.
      Following ACL’s emergence from bankruptcy, Danielson sold its entire 50% interest in Vessel Leasing to ACL on January 13, 2005 for $2,500,000. The price and other terms and conditions of the sale were negotiated on an arm’s length-basis for Danielson by a special committee of its Board of Directors.
      Danielson entered into a corporate services agreement dated as of September 2, 2003, pursuant to which Equity Group Investments, L.L.C. agreed to provide certain administrative services to Danielson, including, among others, shareholder relations, insurance procurement and management, payroll services, cash management, tax and treasury functions, technology services, listing exchange compliance and financial and corporate record keeping. Samuel Zell, a former Chairman of Danielson’s Board, is also the Chairman of EGI, and William Pate, the current Chairman of Danielson’s Board, are also executive officers of EGI. Under the agreement, Danielson paid to EGI $20,000 per month plus specified out-of-pocket fees and expenses incurred by EGI under this corporate services agreement. Danielson and EGI terminated this agreement with the integration of Covanta’s operations with Danielson’s as of November 2004.
      As part of the investment and purchase agreement dated as of December 2, 2003 pursuant to which Danielson agreed to acquire Covanta, Danielson arranged for a new replacement letter of credit facility for Covanta, secured by a second priority lien on Covanta’s available domestic assets, consisting of commitments for the issuance of standby letters of credit in the aggregate amount of $118 million. This financing was provided by SZ Investments, Third Avenue Trust and Laminar, a significant creditor of Covanta. Each of SZ Investments, Third Avenue Trust and Laminar, the Bridge Lenders, or an affiliate own over five percent of Danielson’s common stock. Samuel Zell, former Chief Executive Officer and Chairman of the Board of Danielson, and William Pate, the current Chairman of the Board of Danielson, are affiliated with SZ Investments. David Barse, a director of Danielson, is affiliated with Third Avenue Trust. This second lien credit facility has a term of five years. The letter of credit component of the second lien credit facility requires cash collateral to be posted for issued letters of credit in the event Covanta has cash in excess of specified amounts. Covanta also paid an upfront fee of $2.36 million upon entering into the second lien credit agreement, and will pay (1) a commitment fee equal to 0.5% per annum of the daily calculation of available credit, (2) an annual agency fee of $30,000, and (3) with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit. Amounts paid with respect to drawn letters of credit bear interest at the rate of 4.5% over the base rate on issued letters of credit, increasing to 6.5% over the base rate in specified default situations. Subsequent to the signing of the investment and purchase agreement, each of the Bridge Lenders assigned approximately 30% of their participation in the second lien letter of credit facility to Goldman Sachs Credit Partners, L.P. and Laminar assigned the remainder of its participation in the second lien letter of credit facility to TRS Elara, LLC.
      Danielson obtained the financing for its acquisition of Covanta pursuant to a note purchase agreement dated December 2, 2003, from the Bridge Lenders. Pursuant to the note purchase agreement, the Bridge Lenders provided Danielson with $40 million of bridge financing in exchange for notes issued by Danielson.

Danielson repaid the notes with the proceeds from a rights offering of common stock of Danielson which was completed in June 2004 and in connection with the conversion of a portion of the note held by Laminar into 8.75 million shares of common stock of Danielson pursuant to the note purchase agreement. In consideration for the $40 million of bridge financing and the arrangement by the Bridge Lenders of the $118 million second lien credit facility and the arrangement by Laminar of a $10 million international revolving credit facility secured by Covanta’s international assets, Danielson issued to the Bridge Lenders an aggregate of 5,120,853 shares of common stock.
      Pursuant to registration rights agreements Danielson filed a registration statement with the SEC to register the shares of common stock issued to the Bridge Lenders under the note purchase agreement. The registration statement was declared effective on August 24, 2004.
      As part of Danielson’s negotiations with Laminar and their becoming a 5% stockholder, pursuant to a letter agreement dated December 2, 2003, Laminar agreed to transfer restrictions on the shares of common stock that Laminar acquired pursuant to the note purchase agreement. Further, in accordance with the transfer restrictions contained in Article Five of Danielson’s charter restricting the resale of Danielson’s common stock by 5% stockholders, Danielson has agreed with Laminar to provide it with limited rights to resell the common stock that it holds.
      Also in connection with the financing for the acquisition of Covanta, Danielson agreed to pay up to $0.9 million in the aggregate to the Bridge Lenders as reimbursement for expenses incurred by them in connection with the note purchase agreement.
      The Purchase Agreement and other transactions involving SZ Investments, Third Avenue Trust and Laminar were negotiated, reviewed and approved by a special committee of Danielson’s Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.
      As of January 31, 2005, Danielson entered into a stock purchase agreement (the “Purchase Agreement”) with Ref-Fuel, an owner and operator of waste-to-energy facilities in the northeast United States, and Ref-Fuel’s stockholders to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, the Company will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of September 30, 2004 was $1.2 billion. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      Danielson intends to finance its anticipated purchase of Ref-Fuel through a combination of debt and equity financing. The equity component of the financing is expected to consist of an approximately $400 million Ref-Fuel Rights Offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share. In this Ref-Fuel Rights Offering Danielson’s existing stockholders will be issued rights to purchase Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held.
      Four of the largest stockholders of Danielson, SZ Investments and its affiliate and EGI-Fund (05-07) Investors, L.L.C., TAVF and Laminar representing ownership of approximately 40% of Danielson’s outstanding common stock, have each separately committed to participate in the Ref-Fuel Rights Offering and acquire their respective pro rata portion of the shares. As consideration for their commitments, Danielson will pay each of these four stockholders an amount equal to 1.5% to 2.25% of their respective equity commitments, depending on the timing of the transaction. Danielson agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Danielson undertake an underwritten offering within twelve months of the closing of the acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      Danielson also expects to complete its previously announced 9.25% Offering for up to 3 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta at a purchase price of $1.53 per share which Danielson is required to conduct in order to satisfy its obligations as the sponsor of the plan of reorganization of Covanta. This 9.25% Offering will be made solely to holders of the $100 million of principal amount of 9.25% Debentures due 2002 issued by Covanta that voted in favor of Covanta’s second reorganization plan on January 12, 2004. On January 12, 2004, holders of $99.6 million in principal amount of 9.25% Debentures voted in favor of the plan of reorganization and are eligible to participate in the 9.25% Offering.
      Danielson has executed a letter agreement with Laminar pursuant to which Danielson agrees that if the 9.25% Offering has not closed prior to the record date for the Ref-Fuel Rights Offering, then Danielson will revise the 9.25% Offering so that the holders that participate in the 9.25% Offering are offered additional shares of Danielson’s common stock at the same purchase price as in the Ref-Fuel Rights Offering and in an amount equal to the number of shares of common stock that such holders would have been entitled to purchase in the Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the Ref-Fuel Rights Offering.
      Danielson has filed a registration statement with respect to the 9.25% Offering and intends to file a registration statement with respect to the Ref-Fuel Rights Offering with the SEC and the statements contained herein shall not constitute an offer to sell or the solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws.
      Clayton Yeutter, a director of Danielson, is of counsel to the law firm of Hogan & Hartson LLP. Hogan & Hartson provided Covanta with certain legal services during 2004 as it has for many years prior thereto. This relationship preceded Danielson’s acquisition of Covanta and Mr. Yeutter did not direct or have any direct or indirect involvement in the procurement or the provision of such legal services and does not directly or indirectly benefit from those fees. The Board of Directors of Danielson has determined that such relationship does not interfere with Mr. Yeutter’s exercise of independent judgment as a director.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The following table presents the aggregate fees for audit, audit related, tax and other services rendered by Ernst & Young LLP for the years ended December 31, 2004 and 2003 (in thousands):

Services	2004	2003

Audit fees	$4,172	$845
Audit-related fees	2,067	292
Tax fees	183	407
All other fees	—	—

Total	$6,422	$1,544

      Audit Fees. This category includes the audit of Danielson’s annual financial statements, review of financial statements included in Danielson’s Quarterly Reports on Form 10-Q or services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes services normally provided by Ernst & Young in connection with statutory and regulatory filings or engagement for each of the referenced years. Fees also include statutory and financial audits for subsidiaries of Danielson.
      Audit-Related Fees. This category consists of assurance and related services provided by Ernst & Young that are reasonably related to the performance of an audit or review of Danielson’s financial statements and are not reported above under “Audit Fees.” These services were primarily related to financial statement audits of ACL’s and NAICC’s employee benefit plans in both 2003, as well as accounting consultations in connection with the Covanta acquisition and ACL bankruptcy considerations in 2004 and 2003.
      Tax Fees. This category consists of professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning. The services for fees under this category in 2004 and 2003 were related principally to tax compliance services for U.S. federal and state and foreign tax returns, as well as tax consulting services for subsidiaries. The services for fees under this category in 2003 were for tax compliance and consulting services. Fees for tax compliance services totaled 0.15 million and $0.25 million in 2004 and 2003, respectively. Tax compliance services are services rendered with respect to assistance with Federal and state income tax returns. Fees for tax consulting services totaled $0.04 million and $0.20 million in 2004 and 2003, respectively. Tax consulting services are services rendered with respect to general tax advisory services.
      All Other Fees. This category consists of any other products or services provided by Ernst & Young not described above. Ernst & Young did not bill any fees that would be categorized as “all other fees” during either of the years ended December 31, 2004 and 2003.
      In March 2004, the Board, upon the recommendation of the Audit Committee, adopted an amended and restated Audit Committee Charter and Audit Committee Key Practices, which require the Audit Committee to pre-approve all permitted non-audit services. It is the Audit Committee’s practice to restrict the non-audit services that may be provided to Danielson by Danielson’s independent auditors primarily to tax services and merger and acquisition due diligence and integration services, and then only when the services offered by the auditor’s firm are more effective or economical than services available from other providers, and, to the extent possible, only after competitive bidding for such services.
      In pre-approving the services generating fees in 2004, the Audit Committee has not relied on the de minimis exception to the SEC pre-approval requirements applicable to audit-related, tax and all other permitted non-audit services.

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Danielson Holding Corporation:

Included in Part II of this Report:

Consolidated Statement of Operations, for the years ended December 31, 2004 and 2003 and December 27, 2002

Consolidated Statement of Financial Position, as of December 31, 2004 and December 31, 2003

Consolidated Statement of Cash Flows, for the years ended December 31, 2004 and 2003 and December 27, 2002

Consolidated Statement of Stockholders’ Equity, for the years ended December 31, 2004 and 2003 and December 27, 2002

Notes to Consolidated Financial Statements, for the years ended December 31, 2004 and 2003 and December 27, 2002

Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Danielson Holding Corporation for the years ended December 31, 2004 and 2003 and December 27, 2002

(2) Financial Statement Schedules of Danielson Holding Corporation:

Included in Part II of this report:

Schedule I — Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts

Schedule V —	Supplemental Information Concerning Property — Casualty Insurance Operations

Included as Exhibit F in this Part IV:

Separate financial statements of fifty percent or less owned persons. See Appendix F-1 through F-26

All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3) Exhibits:
EXHIBIT INDEX

Exhibit No.		Description

Articles of Incorporation and By-Laws.
†3	.1	Restated Certificate of Incorporation of Danielson Holding Corporation (incorporated by reference to Exhibit 3.1 of Danielson’s Amendment to Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on May 2, 2000).
†3	.2	Amended and Restated Bylaws of Danielson Holding Corporation, as amended and effective October 5, 2004 (incorporated by reference to Exhibit 3.1 of Danielson’s Current Report on Form 8-K dated September 7, 2004 filed with the SEC on September 9, 2004).
Instruments Defining Rights of Security Holders, Including Indentures.
†4	.1	Registration Rights Agreement among Danielson Holding Corporation and the other signatories thereto dated January 31, 2005 (incorporated by reference to Exhibit 10.1 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

Exhibit No.		Description

†4	.2	Credit Agreement, dated as of March 10, 2004, by and among Covanta Energy Corporation and each of its Subsidiaries party thereto, the Lenders listed therein, Bank of America, N.A., and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 4.18 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.3	First Amendment to Credit Agreement, dated December 15, 2004, by and among Covanta Energy Corporation, certain of its subsidiaries, certain lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Documentation Agent (incorporated by reference to Exhibit 10.1 of Danielson’s Current Report on Form 8-K dated December 15, 2004 and filed with the SEC on December 17, 2005).
†4	.4	Credit Agreement, dated as of March 10, 2004, by and among Covanta Energy Corporation and each of its Subsidiaries party thereto, the Lenders listed therein, and Bank One, NA. (incorporated by reference to Exhibit 4.19 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.4	First Amendment to Credit Agreement, dated December 15, 2004, by and among Covanta Energy Corporation, certain of its subsidiaries, certain lenders and Bank One, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Danielson’s Current Report on Form 8-K dated December 15, 2004 and filed with the SEC on December 17, 2004).
†4	.5	Indenture dated as of March 10, 2004 by and among Covanta Energy Corporation, the Guarantors named therein, and U.S. Bank National Association, as trustee, for the 8.25% Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.20 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.6	Indenture dated as of March 10, 2004 by and among Covanta Energy Corporation and U.S. Bank Trust National Association, as trustee for the 7.5% Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.21 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.7	Registration Rights Agreement dated November 8, 2002 among Danielson Holding Corporation and S.Z. Investments, LLC (incorporated by reference to Exhibit 10.6 of Danielson’s Annual Report on Form 10-K for the year ended December 27, 2002 and filed with the SEC on March 27, 2003).
†4	.8	Registration Rights Agreement, dated as of December 2, 2003, by and between Danielson Holding Corporation, D.E. Shaw Laminar Portfolios, L.L.C., S.Z. Investments, L.L.C., and Third Avenue Trust, on behalf of the Third Avenue Value Fund Series, a Delaware business trust (incorporated by reference to Exhibit 4.1 of Danielson’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).
†4	.9	Pledge Agreement, dated March 10, 2004, by and between Danielson Holding Corporation and Bank of America, N.A. in its capacity as collateral agent for and representative of the Secured Parties as defined therein (incorporated by reference to Exhibit 4.24 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.10	Intercreditor Agreement, dated March 10, 2004, by and among Covanta Energy Corporation, the Subsidiaries listed therein, the Detroit L/ C Lenders listed therein, the New L/C Lenders listed therein, Bank of America, N.A., Bank One, NA, Deutsche Bank Securities, Inc., Danielson Holding Corporation, U.S. Bank National Association, and the Companies listed therein (incorporated by reference to Exhibit 4.25 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.11	Intercreditor Agreement, dated March 10, 2004, by and among Covanta Power International Holdings, Inc., the Subsidiaries listed therein, Covanta Energy Americas, Inc., Revolver Lenders listed therein, the Term Loan Lenders listed therein, Bank of America, N.A., Deutsche Bank Securities, Inc., Deutsche Bank AG, New York Branch, U.S. Bank National Association, Wells Fargo Bank, N.A., and the Companies listed therein (incorporated by reference to Exhibit 4.26 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).

Exhibit No.		Description

†4	.12	Security Agreement, dated March 10, 2004, by and among Covanta Energy Corporation, the Other Borrowers listed therein, any Additional Grantors, and Bank of America, N.A. (incorporated by reference to Exhibit 4.27 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.13	Security Agreement, dated March 10, 2004, by and among Covanta Power International Holdings, Inc., the Other Borrowers listed therein, and Bank of America, N.A. (incorporated by reference to Exhibit 4.28 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.14	Pledge Agreement, dated March 10, 2004, by and between Covanta Energy Americas, Inc., and Bank of America, N.A. (incorporated by reference to Exhibit 4.29 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.15	Security and Pledge Agreement, dated January 31, 2003, by and among ACL, the Subsidiaries listed therein, the Debtor-in Possession listed therein, and JPMorgan Chase Bank (incorporated by reference to Exhibit 4.30 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.16	Revolving Credit and Guaranty Agreement, dated January 31, 2003, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank, J.P. Morgan Securities Inc., General Electric Capital Corporation, and Bank One, NA (incorporated by reference to Exhibit 4.31 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.17	First Amendment to Revolving Credit and Guaranty Agreement, dated March 13, 2003, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank, General Electric Capital Corporation, and Bank One, NA (incorporated by reference to Exhibit 4.32 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.18	Second Amendment to Revolving Credit and Guaranty Agreement, dated March 13, 2003, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank, General Electric Capital Corporation, and Bank One, NA (incorporated by reference to Exhibit 4.33 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.19	Third Amendment to Revolving Credit and Guaranty Agreement, dated December 22, 2003, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank, General Electric Capital Corporation, and Bank One, NA (incorporated by reference to Exhibit 4.34 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.20	Fourth Amendment to Revolving Credit and Guaranty Agreement, dated February 24, 2004, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank, General Electric Capital Corporation, and Bank One, NA (incorporated by reference to Exhibit 4.35 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.21	First Preferred Fleet Mortgage, dated February 3, 2003, by ACL in favor of JPMorgan Chase Bank (incorporated by reference to Exhibit 4.36 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.22	First Preferred Fleet Mortgage, dated February 3, 2003, by Houston Fleet LLC in favor of JPMorgan Chase Bank (incorporated by reference to Exhibit 4.37 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.23	First Preferred Fleet Mortgage, dated February 3, 2003, by Louisiana Dock Company LLC in favor of JPMorgan Chase Bank (incorporated by reference to Exhibit 4.38 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).

Exhibit No.		Description

Material Contracts.
†10	.1	Stock Purchase and Sale Agreement dated as of April 14, 1999 by and between Samstock, L.L.C. and Danielson Holding Corporation (incorporated by reference to Exhibit 10.1 of Danielson’s Report on Form 10-Q for the period ended June 30, 1999 and filed with the SEC on August 13, 1999).
†10	.2	Amendment No. 1, Assignment and Consent to Assignment of Stock Purchase and Sale Agreement dated May 7, 1999 among Samstock, L.L.C., S.Z. Investments, LLC and Danielson Holding Corporation (incorporated by reference to Exhibit 10.2 of Danielson’s Report on Form 10-Q for the period ended June 30, 1999 and filed with the SEC on August 13, 1999).
†10	.3	Termination of Investment Agreement dated November 8, 2002 among Danielson Holding Corporation, Martin J. Whitman and S.Z. Investments, LLC (incorporated by reference to Exhibit 10.5 of Danielson’s Annual Report on Form 10-K for the year ended December 27, 2002 and filed with the SEC on March 27, 2003).
†10	.4	Equity Commitment for Rights Offering between Danielson Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated by reference to Exhibit 10.2 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.5	Equity Commitment for Rights Offering between Danielson Holding Corporation and EGI-Fund (05-07) Investors, L.L.C. dated February 1, 2005 (incorporated by reference to Exhibit 10.3 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.6	Equity Commitment for Rights Offering between Danielson Holding Corporation and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series dated February 1, 2005 (incorporated by reference to Exhibit 10.4 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.7	Equity Commitment for Rights Offering between Danielson Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C. dated February 1, 2005 (incorporated by reference to Exhibit 10.5 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.8	Letter Agreement between Danielson Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C. dated January 31, 2005 (incorporated by reference to Exhibit 10.6 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.9	Stock Purchase Agreement among American Ref-Fuel Holdings Corp., the Sellers party thereto and Danielson Holding Corporation dated as of January 31, 2005 (incorporated by reference to Exhibit 2.1 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.10	Engagement Letter, dated July 28, 2003, by and between Danielson Holding Corporation and Credit Suisse First Boston LLC (incorporated by reference to Exhibit 10.20 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†10	.11	Investment and Purchase Agreement by and between Danielson Holding Corporation and Covanta Energy Corporation, dated December 2, 2003 (incorporated by reference to Exhibit 2.1 of Danielson’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003), as amended by that certain Amendment to the Investment and Purchase Agreement, made and entered into on February 23, 2004, by and between the same parties (incorporated by reference to Exhibit 2.3 of Danielson’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).

Exhibit No.		Description

†10	.12	Note Purchase Agreement by and among Danielson Holding Corporation, S.Z. Investments, L.L.C., Third Avenue Trust, on behalf of Third Avenue Value Fund, and D. E. Shaw Laminar Portfolios, L.L.C. dated December 2, 2003 (incorporated by reference to Exhibit 2.2 of Danielson’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003), as amended by that certain First Amendment to Note Purchase Agreement and Consent, made and entered into as of February 23, 2004, by and among the same parties (incorporated by reference to Exhibit 2.4 of Danielson’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
†10	.13	Letter Agreement by and between Danielson Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C. dated December 2, 2003 (incorporated by reference to Exhibit 10.1 of Danielson’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).
†10	.14	Letter Agreement by and between Danielson Holding Corporation and Equity Group Investments, L.L.C. dated December 1, 2003 (incorporated by reference to Exhibit 10.2 of Danielson’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).
†10	.15	Tax Sharing Agreement, dated as of March 10, 2004, by and among Danielson Holding Corporation, Covanta Energy Corporation, and Covanta Power International Holdings, Inc. (incorporated by reference to Exhibit 10.25 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†10	.16	Corporate Services Reimbursement Agreement, dated as of March 10, 2004, by and between Danielson Holding Corporation and Covanta Energy Corp. (incorporated by reference to Exhibit 10.26 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†10	.17	Corporate Services Reimbursement Agreement, dated as of September 2, 2003, by and between Danielson Holding Corporation and Equity Group Investments, L.L.C. (incorporated by reference to Exhibit 10.1 of Danielson’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 and filed with the SEC on November 7, 2003).
†10	.18	Credit Agreement, dated as of March 10, 2004, by and among Covanta Power International Holdings, Inc. and each of its Subsidiaries party thereto, the Lenders listed therein, Bank of America, N.A., and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 10.28 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†10	.19	Covanta Power International Holdings, Inc. First Amendment to Credit Agreement dated as of April 20, 2004 among Covanta Power International Holdings, Inc. (“CPIH”), the subsidiaries of CPIH listed on the signature pages thereto, Wells Fargo Bank, N.A. as Debenture Disbursing Agent, Bank of America, N. A. as Administrative Agent for the Lenders and Deutsche Bank Securities, Inc. as Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.2 of Danielson Holding Corporation’s Registration Statement on Form S-3/ A filed with the SEC on August 20, 2004).
†10	.20	Credit Agreement, dated as of March 10, 2004, by and among Covanta Power International Holdings, Inc. and each of its Subsidiaries party thereto, the Lenders listed therein, and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.29 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†10	.21	First Amendment to Credit Agreement, dated as of August 13, 2004 among CPIH and the subsidiaries of CPIH listed on the signature pages thereto, Covanta Energy Americas, Inc. (“CEAI”) as a Loan Party, the Lenders party thereto and Deutsche Bank Securities, Inc., as Administrative Agent for the Lenders. (incorporated by reference to Exhibit 10.3 of Danielson’s Registration Statement on Form S-3/ A filed with the SEC on August 20, 2004).

Exhibit No.		Description

†10	.22	Second Amendment to Credit Agreement dated as of August 13, 2004 among CPIH and the subsidiaries of CPIH listed on the signature pages thereto, CEAI as a Loan Party, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.4 of Danielson’s Registration Statement on Form S-3/ A filed with the SEC on August 20, 2004).
†10	.23	Management Services and Reimbursement Agreement, dated March 10, 2004, by among Covanta Energy Corporation, Covanta Energy Group, Inc., Covanta Projects, Inc., Covanta Power International Holdings, Inc., and certain Subsidiaries listed therein (incorporated by reference to Exhibit 10.30 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
Management Contracts.
†10	.24	1995 Stock and Incentive Plan. (Included as Amended Appendix B to Proxy Statement filed on August 2, 2000).
10.25		Covanta Energy Savings Plan, as amended by December 2003 amendment.
†10	.26	Danielson Holding Corporation Equity Award Plan for Employees and Officers (incorporated by reference to Exhibit 4.2 of Danielson’s Registration Statement on Form S-8 filed with the SEC on October 7, 2004).
†10	.27	Danielson Holding Corporation Equity Award Plan for Directors (incorporated by reference to Exhibit 4.3 of Danielson’s Registration Statement on Form S-8 filed with the SEC on October 7, 2004).
†10	.28	Form of Danielson Holding Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.5 of Danielson’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
†10	.29	Form of Danielson Holding Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 on Danielson’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
†10	.30	Danielson Holding Corporation 1995 Stock and Incentive Plan (as amended effective December 12, 2000 and as further amended effective July 24, 2002), and included as Appendix A to the Company’s Proxy Statement filed on June 24, 2002, and incorporated by reference herein.
Employment Agreements.
†10	.31	Employment Agreement, dated October 5, 2004, by and between Anthony J. Orlando and Danielson Holding Corporation and Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 on Danielson’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
†10	.32	Employment Agreement, dated October 5, 2004, by and between Craig D. Abolt and Danielson Holding Corporation and Covanta Energy Corporation (incorporated by reference to Exhibit 10.2 on Danielson’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
†10	.33	Employment Agreement, dated October 5, 2004, by and between Timothy J. Simpson and Danielson Holding Corporation and Covanta Energy Corporation (incorporated by reference to Exhibit 10.3 on Danielson’s Current Report on Form 8-K dated October 5, 2004 filed with the SEC on October 7, 2004).
†10	.34	Employment Agreement, dated as of April 27, 2004, between the Company and Jeffrey R. Horowitz (incorporated by reference to Exhibit 10.1 of Danielson’s Registration Statement on Form S-3/ A filed with the SEC on August 20, 2004).
List of Subsidiaries.
21.1		Subsidiaries of Danielson Holding Corporation.
Consents of Experts and Counsel.
23.1		Consent of Independent Accountants; Ernst & Young LLP.
23.2		Consent of Independent Accountants; Sycip Gorres Velayo & Co.

Exhibit No.	Description

Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
Section 1350 Certifications.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Executive Officer of Danielson Holding Corporation.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Financial Officer of Danielson Holding Corporation.

†	Not filed herewith, but incorporated herein by reference. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the SEC.
      (b) Exhibits: See Index to Exhibits.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Danielson Holding Corporation
(Registrant)

By:	/s/ Anthony J. Orlando

Anthony J. Orlando
President and Chief Executive Officer
Date: March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President and Chief Executive Officer	March 14, 2005

/s/ Craig D. Abolt Craig D. Abolt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2005

/s/ William C. Pate William C. Pate	Chairman of the Board	March 14, 2005

/s/ David M. Barse David M. Barse	Director	March 14, 2005

/s/ Ronald J. Broglio Ronald J. Broglio	Director	March 14, 2005

/s/ Peter C. B. Bynoe Peter C. B. Bynoe	Director	March 14, 2005

/s/ Richard L. Huber Richard L. Huber	Director	March 14, 2005

/s/ Robert S. Silberman Robert S. Silberman	Director	March 14, 2005

/s/ Jean Smith Jean Smith	Director	March 14, 2005

Name	Title	Date

/s/ Joseph P. Sullivan Joseph P. Sullivan	Director	March 14, 2005

/s/ Clayton Yeutter Clayton Yeutter	Director	March 14, 2005

Quezon Power, Inc.
Consolidated Financial Statements
December 31, 2004 and 2003
and the Years Ended
December 31, 2004, 2003 and 2002
(In United States Dollars)
and
Report of Independent Auditors

REPORT OF INDEPENDENT AUDITORS
To the Management Committee of Quezon Power, Inc.
      We have audited the accompanying consolidated balance sheets of Quezon Power, Inc. (incorporated in the Cayman Islands, British West Indies) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quezon Power, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.
      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligation in 2003.

/s/ Sycip Gorres Velayo & Co.
A Member Practice of Ernst & Young Global
Makati City, Philippines
February 14, 2005

QUEZON POWER, INC.
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

ASSETS
Current Assets
Cash	$39,404,181	$92,034,651
Accounts receivable — net of allowance for bad debts of $8,485,146 in 2004 and $7,908,586 in 2003 (Note 8)	33,283,177	30,219,419
Fuel inventories	7,740,902	2,813,418
Spare parts	11,997,603	7,862,712
Due from affiliated companies (Note 6)	697,470	671,632
Prepaid expenses and other current assets	7,016,139	5,993,842

Total Current Assets	100,139,472	139,595,674
Property, Plant and Equipment — net (Notes 3, 5 and 8)	685,735,745	701,661,466
Deferred Financing Costs — net (Note 5)	27,376,966	33,739,900
Deferred Income Taxes (Note 4)	9,340,567	9,805,585
Prepaid Input Value-Added Taxes — net	9,611,838	6,025,658

	$832,204,588	$890,828,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses (Note 8)	$38,331,623	$27,866,072
Due to affiliated companies (Note 6)	352,462	2,315,331
Current portion of (Note 5):
Long-term loans payable	40,002,310	38,598,480
Bonds payable	6,450,000	6,450,000
Income taxes payable	70,824	54,465

Total Current Liabilities	85,207,219	75,284,348
Long-term Loans Payable — net of current portion (Note 5)	256,752,703	296,755,016
Bonds Payable — net of current portion (Note 5)	190,275,000	196,725,000
Asset Retirement Obligation (Note 2)	3,481,098	3,298,498
Minority Interest	6,371,565	6,626,965
Stockholders’ Equity (Note 7)	290,117,003	312,138,456

	$832,204,588	$890,828,283

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31

	2004	2003	2002

OPERATING REVENUES(Note 8)	$214,865,088	$217,869,232	$208,132,957

OPERATING EXPENSES
Fuel costs	40,822,798	36,002,310	35,800,748
Operations and maintenance	36,770,262	29,479,164	35,559,352
Depreciation and amortization	19,263,376	18,776,557	18,750,151
General and administrative	16,768,912	18,095,761	15,414,227

	113,625,348	102,353,792	105,524,478

INCOME FROM OPERATIONS	101,239,740	115,515,440	102,608,479

OTHER INCOME (CHARGES)
Interest income	731,751	702,954	937,337
Foreign exchange gain — net	105,899	94,789	384,772
Interest expense (Note 5)	(39,502,726)	(42,321,405)	(45,180,633)
Amortization of deferred financing costs	(6,362,934)	(6,995,001)	(7,705,161)
Other income (charges) — net (Note 5)	(409,779)	(281,928)	3,903,685

	(45,437,789)	(48,800,591)	(47,660,000)

INCOME BEFORE INCOME TAX, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	55,801,951	66,714,849	54,948,479

BENEFIT FROM (PROVISION FOR) INCOME TAX (Note 4)
Current	(216,786)	(220,889)	—
Deferred	(465,018)	2,005,684	2,864,359

	(681,804)	1,784,795	2,864,359

INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	55,120,147	68,499,644	57,812,838
MINORITY INTEREST	(1,292,540)	(1,606,129)	(1,355,518)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	53,827,607	66,893,515	56,457,320
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — net of benefit from income tax — deferred, branch profits remittance tax and minority interest amounting to $166,657, $52,060 and $7,083, respectively (Note 2)	—	(295,004)	—

NET INCOME	$53,827,607	$66,598,511	$56,457,320

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,827,607	$66,598,511	$56,457,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,263,376	18,776,557	18,750,151
Amortization of deferred financing costs	6,362,934	6,995,001	7,705,161
Minority interest	1,292,540	1,606,129	1,355,518
Deferred income taxes	465,018	(2,005,684)	(2,864,359)
Accretion on asset retirement obligation	182,600	167,508	—
Unrealized foreign exchange loss (gain) — net	(182,117)	88,480	(317,254)
Cumulative effect of change in accounting principle	—	295,004	—
Gain on sale of property, plant and equipment	—	(16,793)	—
Noncash gain from reversal of inventory allowance	—	—	(1,130,000)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(3,233,753)	(4,319,426)	(4,549,548)
Fuel inventories	(4,927,484)	3,860,655	3,858,559
Spare parts	(4,134,891)	(615,794)	(836,189)
Prepaid expenses and other current assets	(1,275,504)	2,230	(281,766)
Prepaid input value-added taxes	(3,586,180)	(2,577,989)	(2,506,902)
Increase in:
Accounts payable and accrued expenses	10,996,927	2,716,764	13,214,673
Income taxes payable	16,359	54,465	—

Net cash from operating activities	75,067,432	91,625,618	88,855,364

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,337,655)	(1,124,883)	(933,912)
Proceeds from sale of property, plant and equipment	—	16,806	—

Net cash used in investing activities	(3,337,655)	(1,108,077)	(933,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(75,849,060)	(20,658,400)	(26,789,000)
Payments of:
Term loan	(35,389,726)	(35,389,726)	(35,389,726)
Bonds payable	(6,450,000)	(5,375,000)	(4,300,000)
Long-term loans payable	(3,208,757)	(2,206,018)	(601,642)
Net changes in accounts with affiliated companies	(1,979,103)	1,298,863	1,459,967
Minority interest	(1,547,940)	(496,000)	(660,000)

Net cash used in financing activities	(124,424,586)	(62 ,826,281)	(66,280,401)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	64,339	30,916	71,672

NET INCREASE (DECREASE) IN CASH	(52,630,470)	27,722,176	21,712,723
CASH AT BEGINNING OF YEAR	92,034,651	64,312,475	42,599,752

CASH AT END OF YEAR	39,404,181	$92,034,651	$64,312,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	39,694,095	$40,819,139	$43,585,195
Income taxes	200,427	166,424	—
Noncash investing and financing activity:
Recognition of asset retirement obligation	—	2,747,564	—

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

		Additional
	Capital Stock	Paid-in	Retained
	(Note 7)	Capital	Earnings	Total

Balance at December 31, 2001	$1,001	$207,641,266	$28,887,758	$236,530,025
Cash dividends	—	—	(26,789,000)	(26,789,000)
Net income for the year	—	—	56,457,320	56,457,320

Balance at December 31, 2002	1,001	207,641,266	58,556,078	266,198,345
Cash dividends	—	—	(20,658,400)	(20,658,400)
Net income for the year	—	—	66,598,511	66,598,511

Balance at December 31, 2003	1,001	207,641,266	104,496,189	312,138,456
Cash dividends	—	—	(75,849,060)	(75,849,060)
Net income for the year	—	—	53,827,607	53,827,607

Balance at December 31, 2004	$1,001	$207,641,266	$82,474,736	$290,117,003

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
     (a) Organization
      Quezon Power, Inc. (the Company; formerly Ogden Quezon Power, Inc.), an exempted company with limited liability, was incorporated in the Cayman Islands, British West Indies on August 4, 1995 primarily: (i) to be a promoter, a general or limited partner, member, associate, or manager of any general or limited partnership, joint venture, trust or other entity, whether established in the Republic of the Philippines or elsewhere and (ii) to engage in the business of power generation and transmission and in any development or other activity related thereto; provided that the Company shall only carry on the business for which a license is required under the laws of the Cayman Islands when so licensed under the terms of such laws. The Philippine Branch (the Branch) was registered with the Philippine Securities and Exchange Commission on March 15, 1996 to carry out the Company’s business in the Republic of the Philippines to the extent allowed by law including, but not limited to, developing, designing and arranging financing for a 470-megawatt (net) base load pulverized coal-fired power plant and related electricity transmission line (the Project) located in Quezon Province, Republic of the Philippines. In addition, the Branch is responsible for the organization and is the sole general partner of Quezon Power (Philippines), Limited Co. (the Partnership), a limited partnership in the Philippines. The Partnership is responsible for financing, constructing, owning and operating the Project.
      The Branch is the legal and beneficial owner of (i) the entire general partnership interest in the Partnership representing 21% of the economic interest in the Partnership and (ii) a limited partnership interest representing 77% of the economic interest in the Partnership. The remaining 2% economic interest in the Partnership is in the form of a limited partnership interest held by PMR Limited Co. (PMRL). The accompanying financial statements include the consolidated results of the Company and the Partnership.
      Ultimately, 100% of the aggregate capital contributions of the Company to the Partnership were indirectly made by Quezon Generating Company, Ltd. (QGC), a Cayman Islands limited liability company, and Covanta Power Development — Cayman, Inc. (CPD; formerly Ogden Power Development — Cayman, Inc.), an indirect wholly owned subsidiary of Covanta Energy Group, Inc. (formerly Ogden Energy Group, Inc.), a Delaware corporation. The shareholders of QGC are QGC Holdings, Ltd. and Global Power Investment, L.P. (GPI), both Cayman Islands companies. QGC Holdings, Ltd. is a wholly owned subsidiary of InterGen N.V. (formerly InterGen), a joint venture between Bechtel Enterprises, Inc. (Bechtel) and Shell Generating Limited (Shell). The ultimate economic ownership percentages among QGC, CPD and PMRL in the Partnership are 71.875%, 26.125% and 2%, respectively.
      The equity commitment of the Company, up to $207.7 million, was made pursuant to an equity contribution agreement and is supported by letters of credit provided by ABN AMRO. These letters of credit were obtained with the financial backing of InterGen N.V. and Covanta Corporation (formerly Ogden Corporation). PMRL does not have any equity funding obligation.

(b) Allocation of Earnings
      Each item of income and loss of the Partnership for each fiscal year (or portion thereof) shall be allocated 21% to the Company, as a general partner; 77% to the Company, as a limited partner; and 2% to PMRL, as a limited partner.

(c) The Project
      The Project is a 470-megawatt (net) base load pulverized coal-fired electricity generation facility and related transmission line. The Project receives substantially all of its revenue from a 25-year take-or-pay Power Purchase Agreement (PPA) and a Transmission Line Agreement (TLA) with the Manila Electric Company (Meralco). Construction of the Project commenced in December 1996 and the Project started commercial operations on May 30, 2000. The total cost of the Project was $895.4 million.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Principal Business Risks
      The principal risks associated with the Project include operating risks, dependence on one customer (Meralco), environmental matters, permits, political and economic factors and fluctuations in currency.
      The risks associated with operating the Project include the breakdown or failure of equipment or processes and the performance of the Project below expected levels of output or efficiency due to operator fault and/or equipment failure. Meralco is subject to regulation by the Energy Regulatory Commission (ERC) with respect to sales charged to consumers. In addition, pursuant to the Philippine Constitution, the Philippine government at any time may purchase Meralco’s property upon payment of just compensation. If the Philippine government were to purchase Meralco’s property or the ERC ordered any substantial disallowance of costs, Meralco would remain obligated under the PPA to make the firm payments to the Partnership. Such purchase or disallowance, however, could result in Meralco being unable to fulfill its obligations under the PPA, which would have material adverse effect on the ability of the Partnership to meet its obligations under the credit facilities [see Notes 5, 8(a), 8(b) and 10(f)].

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements of the Company include the financial position and results of operations of the Partnership and have been prepared in conformity with accounting principles generally accepted in the United States (U.S.).

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and the Partnership, a 98%-owned and controlled limited partnership. All significant intercompany transactions have been eliminated.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Inventories
      Fuel inventories and spare parts are valued at the lower of cost or market value, net of any provision for inventory losses. Cost is determined using the moving average cost method.

Property, Plant and Equipment
      Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Cost includes the fair value of asset retirement obligation, capitalized interest and amortized deferred financing costs incurred in connection with the construction of the Project. Capitalization of interest and amortization of deferred financing costs ceased upon completion of the Project.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Category	Number of Years

Power plant	50
Transmission lines	25
Others	3 to 5
      The cost of routine maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, both the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited or charged to current operations.

Deferred Financing Costs
      Deferred financing costs represent the costs incurred to obtain project financing and are amortized, using the effective interest rate method, over the lives of the related loans.

Derivative Instruments and Hedging Activities
      The Company accounts for derivative instruments and hedging activities under Statement of Financial Accounting Standards (SFAS) No. 133 (subsequently amended by SFAS No. 138 and No. 149), Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes certain accounting and reporting standards requiring all derivative instruments to be recorded as either assets or liabilities measured at fair value. Changes in derivative fair values are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting treatment for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and requires the Company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company periodically reviews its existing contracts to determine the existence of any embedded derivatives. As of December 31, 2004, there are no significant embedded derivatives that exist.

Prepaid Input Value-Added Taxes
      Prepaid input value-added taxes (VAT) represent VAT imposed on the Partnership by its suppliers for the acquisition of goods and services required under Philippine taxation laws and regulations.
      The input VAT is recognized as an asset and will be used to offset the Partnership’s current VAT liabilities [see Note 10(a)] and any excess will be claimed as tax credits. Input taxes are stated at their estimated net realizable values.

Revenue Recognition
      Revenue is recognized when electric capacity and energy is delivered to Meralco [see Note 8(a)]. Commencing on the Commercial Operations Date and continuing throughout the term of the PPA, the Partnership receives payment, net of penalty obligation for each kilowatt hour (kWh) of shortfall deliveries, consisting of a Monthly Capacity Payment, Monthly Operating Payment and Monthly Energy Payment as defined in the PPA.
      Revenue from transmission lines consists of Capital Cost Recovery Payment (CCRP) and the Transmission Line Monthly Operating Payment as defined in the TLA. Transmission Line Monthly Operating Payment is recognized as revenue in the period it is intended for.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      The Partnership is registered with the Philippine Board of Investments as a pioneer enterprise under a statutory scheme designed to promote investments in certain industries (including power generation). As such, the Partnership benefits from a six-year income tax holiday starting on January 1, 2000. During 2004, the Partnership was able to move the effective date of its income tax holiday period to May 30, 2000, coinciding with the start of commercial operations. Under Philippine taxation laws, a corporate tax rate of 32% is levied against Philippine taxable income. Net operating losses, on the other hand, can be carried forward for three immediately succeeding years.
      The Partnership accounts for corporate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach in determining income tax liabilities. The standard recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial reporting bases of assets and liabilities and their related tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and deferred tax liabilities that will reverse during the income tax holiday period are not recognized.
      The Company is not subject to income taxes as a result of the Company’s being incorporated in the Cayman Islands. However, the Philippine branch profit remittance tax of 15% will be levied against the total profit applied or earmarked for remittance by the Branch to the Company.

Functional Currency
      The functional currency of the Company and the Partnership has been designated as the U.S. dollar because borrowings under the credit facilities are made and repaid in U.S. dollars. In addition, all major agreements are primarily denominated in U.S. dollars or are U.S. dollar linked. Consequently, the consolidated financial statements and transactions of the Company and the Partnership have been recorded in U.S. dollars.

Valuation of Long-lived Assets
      Long-lived assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Partnership periodically evaluates its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. The Partnership assesses the recoverability of the assets by determining whether the amortization of such long-lived assets over their estimated lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the assets. For the years ended December 31, 2004, 2003 and 2002, no such impairment was recorded in the accompanying consolidated statements of operations.

Asset Retirement Obligation
      Effective January 1, 2003, the Partnership adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Previous to this date, the Partnership had not been recognizing amounts related to asset retirement obligations. The Partnership recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. In estimating fair value, the Partnership did not use a market risk premium since a reliable estimate of the premium is not obtainable given that the retirement activities will be performed many years into the future and the Partnership has insufficient information on how much a third party contractor would charge to assume the risk that the actual costs will change in the future. The associated asset retirement costs are capitalized as part of the carrying amount of the Power plant.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The cumulative effect of the change in the years prior to 2003 resulted in a charge to income of $295,004 (net of benefit from income tax — deferred, branch profits remittance tax and minority interest amounting to $166,657, $52,060 and $7,083, respectively), which is included in net income for the year ended December 31, 2003. The effect of the accounting change on the year ended December 31, 2003 was to decrease income before cumulative effect of a change in accounting principle by $126,010. Assuming the effect of SFAS No. 143 is applied retroactively, the pro forma net income for the years ended December 31, 2003 and 2002 is $66,893,515 and $56,336,129, respectively.
      On May 30, 2000, the Project started commercial operations. The Partnership recognized the fair value of decommissioning and dismantlement cost of the Power plant and the corresponding liability for asset retirement in 2003. The cost was capitalized as part of the cost basis of the Power plant and the Partnership depreciates it on a straight-line basis over 50 years.
      The following table describes all changes to the Partnership’s asset retirement obligation liability as of December 31, 2004:

	2004	2003

Asset retirement obligation at beginning of year	$3,298,498	$—
Liability recognized in transition	—	3,130,990
Accretion expense for the year	182,600	167,508

Asset retirement obligation at end of year	$3,481,098	$3,298,498

      No payments of asset retirement obligation were made in 2004 and 2003. Assuming the effect of SFAS No. 143 is applied retroactively, the pro forma amount of asset retirement obligation at the beginning of 2003 is $3,130,990.

Impact of Recently Issued Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (revised 2004) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (revised 2004) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values. Pro forma disclosure is no longer an alternative.
      SFAS No. 123 (revised 2004) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.
      SFAS No. 123 (revised 2004) permits public companies to adopt its requirements using one of two methods:

(a) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 (revised 2004) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (revised 2004) that remain unvested on the effective date.

(b) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized under SFAS No. 123 for purposes of pro forma disclosures either (i) all prior periods presented or (ii) prior interim periods of the year of adoption.
      Since the Company and the Partnership have no stock option plan in existence, they do not expect the adoption of SFAS No. 123 (revised 2004) to have a material effect on their results of operations or financial condition.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company and the Partnership do not expect the adoption of SFAS No. 151 to have a material effect on their results of operations or financial condition.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company and the Partnership do not expect the adoption of SFAS No. 153 to have a material effect on their results of operations or financial condition.

3.	Property, Plant and Equipment

	2004	2003

Power plant	$680,241,476	$676,929,577
Transmission lines	86,593,717	86,593,717
Furniture and fixtures	4,061,433	4,035,677
Transportation equipment	336,602	336,602
Leasehold improvements	184,033	184,033

	771,417,261	768,079,606
Less accumulated depreciation and amortization	85,681,516	66,418,140

	$685,735,745	$701,661,466

      Approximately $99.0 million of interest on borrowings and $11.8 million of amortization of deferred financing costs have been capitalized as part of the cost of property, plant and equipment and depreciated over the estimated useful life of the Power plant. No interest on borrowings and amortization of deferred financing costs were capitalized to property, plant and equipment in 2004 and 2003 since the Project started commercial operations on May 30, 2000.
      Total depreciation and amortization related to property, plant and equipment charged to operations amounted to $19,263,376, $18,776,557 and $18,750,151 in 2004, 2003 and 2002, respectively.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes
      The significant components of the Company’s deferred tax assets at December 31, 2004 and 2003 are as follows:

	2004	2003

Noncurrent:
Deferred financing cost	$9,027,394	$7,376,376
Capitalized unrealized foreign exchange losses	3,081,554	2,191,365
Asset retirement obligation	313,173	237,844

	12,422,121	9,805,585

Less valuation allowance	3,081,554	—

	$9,340,567	$9,805,585

      Deferred income tax provision is provided for the temporary differences of financial reporting on deferred financing costs, capitalized unrealized foreign exchange losses, and accretion and depreciation expenses related to asset retirement obligation. Under accounting principles generally accepted in the U.S., the deferred financing costs were treated as a deferred asset and amortized, using the effective interest rate method, over the lives of the related loans. Under accounting principles generally accepted in the Philippines, asset retirement obligation is not being recognized but deferred financing costs and foreign exchange losses are capitalized and depreciated as part of the cost of property, plant and equipment consistent with the Philippine tax base except for depreciation of capitalized unrealized foreign exchange losses which is not deductible under the Philippine tax base.
      Income from nonregistered operations of the Partnership is not covered by its income tax holiday incentives. The current provision for income tax in 2004 and 2003 pertains to income tax due on interest income from offshore bank deposits and certain other income. There was no current provision for income tax in 2002 because of the Partnership’s net taxable loss position from its unregistered activities.
      During 2004, the Partnership provided for a full valuation allowance on deferred tax assets pertaining to capitalized unrealized foreign exchange losses in view of a pending revenue regulation of the Philippine Bureau of Internal Revenue (BIR) on the use of functional currency other than the Philippine peso which may result in the write-off of these amounts. The revenue regulation has not yet been finalized as of February 14, 2005. There was no valuation allowance as of December 31, 2003.
      A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2004	2003	2002

Statutory income tax rate	32%	32%	32%
Tax effects of:
Change in valuation allowance	6	—	—
The Company’s operations	5	5	6
Partnership’s operations under income tax holiday	(42)	(40)	(44)
Others	—	—	1

Effective tax rates	1%	(3)%	(5)%

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt Financing Agreements
      The Partnership was financed through the collective arrangement of the Common Agreement, Eximbank-Supported Construction Credit Facility, Trust Agreement, Uninsured Alternative Credit Agreement, Indenture, Bank Notes, Bank Letters of Credit, Bonds, Interest Hedge Contracts, Eximbank Political Risk Guarantee, OPIC Political Risk Insurance Policy, Eximbank Term Loan Agreement, Intercreditor Agreement, Side Letter Agreements, Security Documents and Equity Documents.
      The Common Agreement contains affirmative and negative covenants including, among other items, restrictions on the sale of assets, modifications to agreements, certain transactions with affiliates, incurrence of additional indebtedness, capital expenditures and distributions and collateralization of the Project’s assets. The debt is collateralized by substantially all of the assets of the Partnership and a pledge of the Company’s and certain affiliated companies’ shares of stock. The Partnership has complied with the provisions of the debt financing agreements, in all material respects, or has obtained a waiver for noncompliance from the lenders [see Notes 10(d) and (e)].

(a) Term Loan Agreement
      The debt financing agreements contemplated that the outstanding principal amount of the Eximbank-Supported Construction Loans will be repaid on the Eximbank Conversion Date with the proceeds of a loan from Eximbank under the Eximbank Term Loan.
      Under the Eximbank Term Loan Agreement, Eximbank was to provide for a $442.1 million direct term loan, the proceeds of which could only be used to refinance the outstanding Eximbank-Supported Construction Credit Facility and to pay the Eximbank Construction Exposure Fee to Eximbank. This term loan, which would have had interest at a fixed rate of 7.10% per annum, would have had a 12-year term and would have been amortized in 24 approximately equal semi-annual payments during such term.
      In April 2001, in lieu of the Eximbank Term Loan, the Partnership availed the alternative refinancing of the Eximbank-Supported Construction Loans allowed under the Eximbank Option Agreement through an Export Credit Facility guaranteed by Eximbank and financed by Private Export Funding Corporation (PEFCO). Under the terms of the agreement, PEFCO established credit in an aggregate amount of $424.7 million which bears interest at a fixed rate of 6.20% per annum and payable under the payment terms identical with the Eximbank Term Loan. Upon compliance of the conditions precedent as set forth in the Term Loan Agreement, the PEFCO Term Loan was drawn and the proceeds were applied to the Eximbank-Supported Construction Loans.
      Amendments to the Omnibus Agreement were made to include, among other things, PEFCO as a party to the Agreement in the capacity of a lender.
      Annual future amortization payments for the next five years ending December 31 are as follows:

2005	$35,389,726
2006	35,389,726
2007	35,389,726
2008	35,389,726
2009	35,389,726
and thereafter	106,169,178

(b) Uninsured Alternative Credit Agreement
      The Uninsured Alternative Credit Agreement provides for the arrangement of Construction Loans, Refunding Loans and Cost Overrun Loans (collectively, the Uninsured Alternative Credit Facility Loans) as

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
well as the issuance of the PPA Letter of Credit and the Coal Supply Letter of Credit. In July 1997, the Partnership terminated commitments in excess of $30 million in respect of the Construction Loans in connection with the issuance of the bonds. Interest will accrue on (i) the Construction Loans at a rate equal to LIBOR plus a margin of 2.75% to 3.25%; (ii) the Refunding Loans at a rate equal to LIBOR plus 2.50%; and (iii) the Cost Overrun Loans at a rate equal to LIBOR plus a margin of 2.75% to 3.25%.
      The Construction Loans will have a seven-year term and will be amortized in 14 semi-annual payments during such term commencing on January 15, 2001. Repayment of principal in respect of each Refunding Loan will be made in four equal semi-annual installments. Repayment of the Cost Overrun Loans will be made in ten equal semi-annual installments.
      There were no outstanding balances at December 31, 2004 and 2003 for the Refunding Loans and Cost Overrun Loans. As of December 31, 2004 and 2003, approximately $13.6 million and $16.8 million, respectively, were outstanding with respect to the Construction Loans.
      Annual future amortization payments of the Construction Loans for the next three years ending December 31 are as follows:

2005	$4,612,584
2006	5,615,320
2007	3,409,301

(c) Trust and Retention Agreement
      The Trust and Retention Agreement provides, among others, for (i) the establishment, maintenance and operation of one or more U.S. dollar and Philippine peso accounts into which power sales revenues and other project-related cash receipts of the Partnership will be deposited and from which all operating and maintenance disbursements, debt service payments and equity distributions will be made; and (ii) the sharing by the lenders on a pari passu basis of the benefit of certain security.

(d) Bonds Payable
      Bonds payable represents the proceeds from the issuance of the $215.0 million in aggregate principal amount of the Partnership’s 8.86% Senior Secured Bonds Due 2017 (the Series 1997 Bonds). The interest rate is 8.86% per annum and is payable quarterly on March 15, June 15, September 15 and December 15 of each year (each, a Bond Payment Date), with the first Bond Payment Date being September 15, 1997. The principal amount of the Series 1997 Bonds is payable in quarterly installments on each Bond Payment Date occurring on or after September 15, 2001 with the Final Maturity Date on June 15, 2017. The proceeds of the Series 1997 Bonds were applied primarily by the Partnership to the payment of a portion of the development, construction and certain initial operating costs of the Project.
      The Series 1997 Bonds are treated as senior secured obligations of the Partnership and rank pari passu in right of payment with all other credit facilities, as well as all other existing and future senior indebtedness of the Partnership (other than a working capital facility of up to $15.0 million), and senior in right of payment to all existing and future indebtedness of the Partnership that is designated as subordinate or junior in right of payment to the Series 1997 Bonds. The Series 1997 Bonds are subject to redemption by the Partnership in whole or in part, beginning five years from the date of issuance, at par plus a make-whole premium, calculated using a discount rate equal to the applicable U.S. Treasury rate plus 0.75%.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Annual future amortization payments for the next five years ending December 31 are as follows:

2005	$6,450,000
2006	7,525,000
2007	10,750,000
2008	12,900,000
2009	12,900,000
and thereafter	146,200,000

6.	Related Party Transactions
      Due to the nature of the ownership structure, the majority of the transactions were among the Company, the Partnership and the Partners, their affiliates or related entities.
      The following approximate amounts were paid to affiliates of the Partners for the operation and maintenance and management of the Project under the agreements discussed in Note 8:

	2004	2003	2002

Covanta	$40,564,370	$18,483,011	$20,266,893
InterGen	2,400,924	1,731,011	3,216,152
      As of December 31, 2004 and 2003, the net amounts of cash advanced to affiliated companies pertaining to and due to affiliated companies related to costs and expenses incurred by the Project were $345,008 and $1,643,699, respectively.

7.	Capital Stock

	2004		2003

	Number of		Number of
	Shares	Amount	Shares	Amount

Class A, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	26,151	$262	26,151	$262
Class B, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	2,002	20	2,002	20
Class C, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	71,947	719	71,947	719
Class D, $0.01 par value:
Authorized	10		—
Issued	10	—	—	—

		$1,001		$1,001

      Class A and Class C shares have an aggregate 100% beneficial economic interest and 98% voting interest in the Company divided among the holders of the Class A and Class C shares. Class B shares have a 2% voting interest in the Company. On October 18, 2004, the shareholders of the Company entered into a Third Amended and Restated Development and Shareholders Agreement (D&S Agreement) to, among others, add GPI as party to the D&S Agreement as a shareholder and holder of newly issued Class D shares. Class D

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares have no economic interest, no right to dividends and other distributions and no voting rights other than the power to appoint a director and an alternate director.

8.	Commitments and Contingencies
      The Partnership has entered into separate site lease, construction, energy sales, electric transmission, coal supply and transportation, operations and maintenance and project management agreements.
      In connection with the construction and operation of the Project, the Partnership is obligated under the following key agreements:
                  (a) PPA
      The Partnership and Meralco are parties to the PPA, as amended on June 9, 1995, and on December 1, 1996. The PPA provides for the sale of electricity from the Partnership’s Generation Facility to Meralco. The term extends 25 years from the Commercial Operations Date, defined in the PPA as the date designated in writing by the Partnership to Meralco as the date on which the Project has been completed, inspected, tested and is ready to commence operations. As disclosed in Note 1(c), the Commercial Operations Date occurred on May 30, 2000.
      The PPA provides that commencing on the Commercial Operations Date, the Partnership is required to deliver to Meralco, and Meralco is required to take and pay for, in each year commencing on the Commercial Operations Date and ending on each anniversary thereof (each such year, a Contract Year), a minimum number of kWhs of net electrical output (NEO).
      The PPA provides that commencing on the Commercial Operations Date and continuing throughout the term of the PPA, Meralco will pay to the Partnership on each calendar month a monthly payment consisting of the following: (i) a Monthly Capacity Payment, (ii) a fixed Monthly Operating Payment, (iii) a variable Monthly Operating Payment and (iv) a Monthly Energy Payment. Under the PPA, Meralco is allowed to make all of its payments to the Partnership in Philippine pesos. However, the Monthly Capacity Payment, the Monthly Energy Payment, and portions of the Monthly Operating Payments are denominated in U.S. dollars and the Philippine peso amounts are adjusted to reflect changes in the foreign exchange rates.
      Under the terms of the PPA, the Partnership is obligated to provide Meralco with the PPA Letter of Credit for $6.5 million. The PPA Letter of Credit serves as security for the performance of the Partnership’s obligation to Meralco pursuant to the PPA.
      The Plant failed to meet its monthly delivery obligations to Meralco from May 2000 through the third quarter of 2001. Under the existing PPA, Meralco is obligated to make full Monthly Capacity Payments and Monthly Fixed Operating Payments, notwithstanding plant availability. However, in the event of a shortfall, the Partnership is required to make a payment to Meralco for each kWh of shortfall that is less than the per kWh tariff of the Monthly Capacity Payment and Monthly Fixed Operating Payment.
      In mid-2001, Meralco requested that the Partnership renegotiate certain terms of the PPA and increase the amount of shortfall payments made to Meralco when the Project is unable to meet certain performance standards. Meralco was also seeking compensation for prior Project performance shortfalls. The Partnership rejected the payment of any compensation related to past performance. However, the Partnership agreed in principle to give Meralco a rebate over the next six years. During this period, Meralco withheld payments of approximately $10.8 million during 2001 ($2.3 million of which was otherwise payable to Meralco as shortfall penalties). A provision had already been provided in the December 31, 2001 financial statements for $7.9 million representing the amount management believes is adequate to cover any possible losses while the negotiations were ongoing.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 22, 2002, the Partnership and Meralco signed Amendment No. 3 to the PPA (Original Amendment) that was to become effective following approval of the ERC and the Partnership’s lenders but with retroactive effect. The Original Amendment primarily relates to the reallocation of risks relating to the performance and dispatch of the Plant. Under the amended terms of the PPA, Meralco would, in general, bear risks relating to the dispatch of the Plant while the Partnership, in general, would bear risks relating to the technical performance of the Plant. To accomplish this risk reallocation, the Original Amendment provided for, among other things, the following:

(i) Payment by the Partnership of higher shortfall penalties in the event the Partnership fails to meet the minimum guaranteed electrical quantity (MGEQ) due to the fault or negligence of the Partnership;

(ii) Recovery from and payment by Meralco to the Partnership of certain variable operating, maintenance and fuel costs incurred by the Partnership due to the Plant being dispatched at less than the nominated capacity;

(iii) Payment of rebates by the Partnership to Meralco over a six year period subject to the satisfaction of certain conditions;

(iv) Sharing with Meralco revenues earned for deliveries in excess of the MGEQ;

(v) Payment by Meralco of U.S. dollar-denominated portions of fixed and variable payments in U.S. dollars; and

(vi) The Partnership will be deemed to have delivered electricity under circumstances where the Plant is declared available but is not dispatched at the load declared as available.
      In addition to the Original Amendment, on February 22, 2002, Meralco and the Partnership signed a Settlement and Release Agreement (SRA) to become effective at the same time as the Original Amendment. The SRA was to cover, among others, the payment to Meralco of an amount equal to $8.5 million in consideration of Meralco’s agreement to execute and perform the SRA. Such amount was to be settled with an offset against the payments which had been withheld by Meralco.
      As a result, the Partnership recorded the lower of the income that would have been recognized under the existing PPA and the Original Amendment together with the SRA for the year ended December 31, 2002. The net effect of the provisions of the Original Amendment and the SRA was to decrease the revenues that would have been recognized under the existing PPA by $3.2 million in 2002.
      In 2003, Meralco indicated to the Partnership that Meralco intended to negotiate certain “refinements” to the terms of the Original Amendment. Meralco formally withdrew its petition for the approval of the Original Amendment from the ERC on March 5, 2003.
      The Partnership and Meralco have agreed in principle on the major terms of the refinements to the Original Amendment (Refined Amendment). However, after the Partnership prepared and submitted a draft of the Refined Amendment to Meralco for Meralco’s review and comments, the Partnership and Meralco agreed to defer further action on the Refined Amendment pending the ERC’s decision on the Transmission Line issue [see Note 8(b)]. The Partnership and Meralco agreed in principle in late 2003 that the Refined Amendment would not have a retroactive date of effectiveness that is earlier than December 26, 2003. As a result, during 2003, management reversed the liability recognized as of December 31, 2002, amounting to about $4.7 million, that recognized the lower income in accordance with the Original Amendment.
      During the course of discussions with Meralco, the Partnership and Meralco agreed to remove the rebate from the PPA and instead administer a rebate through the TLA resulting in a combined amendment agreement (Amendment Agreement). This Amendment Agreement contains the proposed amendments to the PPA and the TLA and incorporates the terms of the SRA.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In summary, the Refined Amendment supplanted the Original Amendment and the Amendment Agreement supplanted the Refined Amendment, each such document (and various drafts thereto) dealing with similar issues albeit reflecting different commercial terms and transaction details. Except for the rebate provisions, the incorporation of the terms of the SRA and other commercial matters, the proposed amendments in the Amendment Agreement are the same as those of the Refined Amendment.
      The Amendment Agreement currently provides for changes in the Original Amendment in the following areas:

(i) Deemed generation;

(ii) Excess generation;

(iii) Credits against excess generation;

(iv) Generation shortfall recovery mechanisms;

(v) Forced outage allowance;

(v) Variable operating payments;

(vii) Rebate program;

(viii) Deferred transmission line CCRP;

(ix) Third party delivery;

(x) Fuel inventory;

(xi) Local business taxes;

(xii) Community development; and

(xiii) Effectivity date of the amendment.
      Under the Amendment Agreement, in lieu of rebates over a six-year period as prescribed in the Original Amendment, the Partnership agreed in principle to provide a rebate program under the TLA from December 26, 2003 through its remaining term [see Note 8(b)].
      The Partnership currently intends to agree to a retroactive effective date of the Amendment Agreement of December 26, 2003, following satisfaction of conditions precedent and completion requirements, including approval by the ERC and the Partnership’s lenders. Accordingly, the Partnership recorded the lower of income that would have been recognized under the Amendment Agreement for the year ended December 31, 2004. The net effect of the provisions of the Amendment Agreement pertaining to rebates and other adjustments pertaining to energy and variable operating fees was to decrease the revenues that would have been recognized under the existing PPA by $5.6 million.
      The Partnership also does not intend to become bound by the Original Amendment or the SRA. To that end, the Amendment Agreement provides that the parties will formally terminate the Original Amendment and the SRA on the date that the Amendment Agreement becomes effective. The Partnership currently expects to reach an agreement with Meralco on the language of the Amendment Agreement in 2005.
      The existing PPA remains effective until the execution and delivery, satisfaction of conditions precedent and completion of closing steps in accordance with the terms of any amendment agreement. The effectiveness of the Amendment Agreement is subject to the approval of the lenders, the board of directors (BOD) of each of the respective parties and the ERC. In the event that these approvals are not obtained, the Amendment Agreement will not become effective. Consequently, the existing PPA would remain effective.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (b) TLA
      Pursuant to the PPA and the TLA dated as of June 13, 1996 (as amended on December 1, 1996; the TLA) between the Partnership and Meralco, the Partnership accepted responsibility for obtaining all necessary rights-of-way for, and the siting, design, construction, operation and maintenance of, the Transmission Line. The construction of the Transmission Line was part of the Engineering, Procurement and Construction Management (EPCM) Contractor’s scope of work under the EPCM Contracts. Meralco is obligated to pay all costs and expenses incurred by the Partnership in connection with the siting, design, construction, operation and maintenance of the Transmission Line (including unforeseen cost increases, such as those due to new regulations or taxes) through the payment of periodic transmission charges.
      The term of the TLA will extend for the duration of the term of the PPA, commencing on the date of execution of the TLA and expiring on the 25th anniversary of the Commercial Operations Date. The term of the TLA is subject to renewal on mutually acceptable terms in conjunction with the renewal of the term of the PPA. Under the TLA, Meralco is obligated to make a Monthly CCRP and a Monthly Operating Payment to the Partnership.
      In its order dated March 20, 2003, the ERC disallowed Meralco from collecting from its consumers a portion of the Partnership’s CCRP amounting to approximately $646,000 per month pending the ERC’s thorough review of these charges. Consequently, at Meralco’s request, the Partnership agreed to defer the collection of this portion of the CCRP until the ERC resolved the issue or until the Partnership notified Meralco otherwise. As of December 31, 2003, the portion of the CCRP deferred for collection amounted to $5.8 million.
      In its order dated September 20, 2004, the ERC has rendered a decision with regard to Meralco’s application to collect from its consumers, transmission line costs charged by the Partnership in accordance with the TLA. The order contained, among others, the following:

(1) Recovery of $60.7 million of transmission line costs out of the total $88.8 million actual costs incurred by the Partnership. The portion disallowed by ERC amounting to $28.1 million is composed mainly of schedule extension costs.

(2) Reduction of annual CCRP to be recovered by Meralco from its consumers. Annual recoverable payments were reduced from $13.2 million to $9.0 million to reflect the amount disallowed by the ERC.
      As a result, recoverable payments billed by Meralco to its consumers were reduced to reflect the amount disallowed by the ERC.
      On its letter dated November 5, 2004, Meralco agreed to the Partnership’s proposal dated October 22, 2004 where the Partnership agreed to continue to defer collection from Meralco of the amounts finally disallowed by the ERC, which amounted to about $6.7 million as of September 30, 2004. Meralco, on the other hand, will reduce the amounts deferred on each monthly CCRP from $646,000 to $350,000 and make catch-up payments on the $5.6 million representing the difference between the previously deferred amounts and the final disallowance. Of the $5.6 million, $2.0 million has been paid by Meralco as of December 31, 2004.
      The adjusted deferral amount will be applied in the calculation of the rebates discussed under the Amendment Agreement. As of December 31, 2004, the adjusted deferral amount totaled $7.4 million.

(c) Coal Supply Agreements
      In order to ensure that there is an adequate supply of coal to operate the Generation Facility, the Partnership has entered into two coal supply agreements (CSA) with the intent to purchase approximately

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
70% of its coal requirements from PT Adaro Indonesia (Adaro) and the remainder of its coal requirements from PT Kaltim Prima Coal (Kaltim Prima, and together with Adaro, the Coal Suppliers). The agreement with Adaro (the Adaro CSA) will continue to be in effect until October 1, 2022. If the term of the Coal Cooperation Agreement between Adaro and the Ministry of Mines and Energy of the Government of the Republic of Indonesia is extended beyond October 1, 2022, the Partnership may elect to extend the Adaro CSA until the earlier of the expiration of the PPA or the expiration of the extended Coal Cooperation Agreement, subject to certain conditions. The agreement with Kaltim Prima (the Kaltim Prima CSA) has a scheduled termination date 15 years after the Commercial Operations Date. The Partnership may renew the Kaltim Prima CSA for two additional five-year periods by giving not less than one year prior written notice. The second renewal period will be subject to the parties agreeing to the total base price to be applied during that period.
      Under the CSA, the Partnership is subject to minimum take obligations of 900,000 Metric Tonnes (MT) for Adaro and 360,000 MT for Kaltim Prima. The Partnership was not able to meet the minimum take obligations for Adaro by 336,000 MT in 2004 and by 335,000 MT in 2003. However, the Partnership was able to secure waivers from Adaro for these shortfalls.
      In 2003, the Partnership and its coal suppliers started discussions on the use of an alternative to the Australian-Japanese benchmark price, which is the basis for adjusting the energy-base price under the Partnership’s CSA. During 2003, the Partnership and Adaro agreed in principle to use the six-month rolling average of the ACR Asia Index with a certain discount as the new benchmark price applied retroactively to April 1, 2003. Accordingly, adjustments to effect the change in energy-base price were recorded in 2003. On November 18, 2004, the Adaro CSA has been amended to reflect the change in the benchmark price.
      With respect to Kaltim Prima, the Partnership and Kaltim Prima agreed in principle to retain the Australian-Japanese benchmark price and is currently in discussions for the possible reduction in the Partnership’s minimum take obligation from 360,000 MT to 280,000 MT.
      During 2004, Adaro charged the Partnership $789,000 for applicable demurrage charges pertaining to certain shipments from 1999 to 2004 as provided under the CSA. Of this amount, the Partnership recorded $286,000 which management has verified, as of February 14, 2005, based on their records. The remaining $503,000 is still being reconciled with Adaro since management believes some of these charges may not qualify for demurrage under the CSA.

(d) Operations and Maintenance Agreement
      The Partnership and Covanta Philippines Operating, Inc. (the Operator; formerly Ogden Philippines Operating, Inc.), a Cayman Islands corporation and a wholly owned subsidiary of Covanta Projects, Inc. (CPI; formerly Ogden Projects, Inc.), a subsidiary of Covanta Energy Group, Inc. (formerly Ogden Energy Group, Inc.), have entered into the Plant Operation and Maintenance Agreement dated December 1, 1995 (as amended, the O&M Agreement) under which the Operator has assumed responsibility for the operation and maintenance of the Project pursuant to a cost-reimbursable contract. CPI, pursuant to an O&M Agreement Guarantee, guarantees the obligations of the Operator. The initial term of the O&M Agreement extends 25 years from the Commercial Operations Date. Two automatic renewals for successive five year periods are available to the Operator, provided that (i) the PPA has been extended; (ii) no default by the Operator exists; and (iii) the O&M Agreement has not been previously terminated by either party.
      The Partnership is obligated to compensate the Operator for services under the O&M Agreement, to reimburse the Operator for all reimbursable costs one month in advance of the incurrence of such costs and to pay the Operator a base fee and certain bonuses. In certain circumstances, the Operator could be required to pay liquidated damages depending on the operating performance of the Project, subject to contractual

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
limitations. Beginning on Provisional Acceptance, as defined, the Partnership is obligated to pay the Operator a monthly fee of $160,000, subject to escalation.
      Under the O&M Agreement, the Operator may earn a bonus as a result of: (i) higher than expected NEO generated during the year, (ii) the Operator’s contributions to the community, and (iii) reductions in operating costs below budget. The target NEO is defined as the lesser of (a) MGEQ and (b) the average NEO achieved over the immediately preceding two contract years and adjusted to consider significant non-recurring events and significant maintenance activities undertaken other than the annual major maintenance.
      In late 2003, operational issues were noted in an operations and maintenance audit of the Generation Facility by R.W. Beck, the independent engineer, commissioned by Eximbank. These issues triggered requests from lenders that the issues be addressed and that certain governance adjustments be made to the O&M Agreement and charter documents of the Company. Following negotiations among various project participants, in October 2004, the O&M Agreement was amended, with the concurrence of required lenders.
      Significant changes to the amended O&M Agreement include, among others, changes in the terms concerning material breach of the O&M Agreement; introduction of Surviving Service Fees to the Operator in case the agreement is pre-terminated; and changes in the methodology of computing additions or reduction in fees when NEO is greater or less than the MGEQ of each contract year; and introduction of Banked Hours that can be applied to future reductions in fees or exchanged for cash subject to a 5 year expiration period. The adjustments in Operator’s fee, including the cash value of all Banked Hours accrued during a contract year, shall not exceed $1 million, adjusted pursuant to an escalation index. Amendments in the O&M Agreement have a retroactive effect beginning December 26, 2003. On October 18, 2004, the Partnership received all the necessary approvals including that of the lenders and implemented the amended O&M Agreement. Accordingly, the Partnership provided for about $269,000 representing the cash exchange value of Banked Hours estimated to be earned by the Operator during 2004.
      Further to those amendments and pre-amendment efforts, the Partnership and its partners have taken proactive steps to address the issues raised by the independent engineer and as a result, remedial efforts to address these issues have been applied and are currently being applied by the Operator. A recent audit by the independent engineer has indicated that most of the operating issues have been resolved.
      In connection with the amendment of the O&M Agreement and resolution of issues between the Partnership and the Operator, on behalf of the Partnership, the BOD of the Company approved, on March 18, 2004, the payment to the Operator of $1.3 million in fees that were not paid during the 2002 and 2003 calendar years, and on June 9, 2004, a payment in lieu of a bonus, amounting to $1.8 million.

(e) Management Services Agreement
      The Partnership has entered into the Project Management Services Agreement, dated as of September 20, 1996 (as amended, the Management Services Agreement), with InterGen Management Services (Philippines), Ltd. (as assignee of International Generating Company, Inc.), an affiliate of InterGen N.V., (the Manager), pursuant to which, the Manager is providing management services for the Project. Pursuant to the Management Services Agreement, the Manager nominates a person to act as a General Manager of the Partnership, and, acting on behalf of the Partnership, to be responsible for the day-to-day management of the Project. The initial term of the Management Services Agreement extends for a period ending 25 years after the Commercial Operations Date, unless terminated earlier, with provisions for extension upon mutually acceptable terms and conditions. InterGen N.V., pursuant to a Project Management Services Agreement Guarantee dated as of December 10, 1996, guarantees the obligations of the Manager.
      The Partnership is obligated to pay the Manager an annual fee equal to $400,000 subject to escalation after the first year relative to an agreed-upon index payable in 12 equal monthly installments.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Similar to the O&M Agreement, amendments to the Management Services Agreement were made. Significant changes to the Management Services Agreement include, among others, amendments to the duties of the Manager, General Manager, rights of the Partnership, acting through the BOD of the Company, to audit the Manager’s procedures and past practices, changes in termination provisions and the introduction of a Surviving Management Fee in case the agreement is pre-terminated. Similar to the O&M Agreement, the amendments to the Management Services Agreement have a retroactive effect beginning December 26, 2003. These amendments were likewise approved on October 18, 2004.

(f) Project Site Lease, Transmission Line Site Lease and Foreshore Lease Agreements
      Due to Philippine legal requirements that limit the ownership interests in real properties and foreshore piers and utilities to Philippine nationals and in order to facilitate the exercise by Meralco of its power of condemnation should it be obligated to exercise such powers on the Partnership’s behalf, Meralco owns the Project Site and leases the Project Site to the Partnership. Meralco has also agreed in the Foreshore Lease Agreement dated January 1, 1997, as amended, to lease from the Philippine government the foreshore property on which the Project piers were constructed, to apply for and maintain in effect the permits necessary for the construction and operation of the Project piers and to accept ownership of the piers.
      The Company has obtained rights-of-way for the Transmission line for a majority of the sites necessary to build, operate and maintain the Transmission line. Meralco has agreed, pursuant to a letter agreement dated December 19, 1996, that notwithstanding the provisions of the TLA that anticipates that Meralco would be the lessor of the entire Transmission Line Site, Meralco will only be the Transmission Line Site Lessor with respect to rights-of-way acquired through the exercise of its condemnation powers.
      The Company, as lessor, and the Partnership, as lessee, have entered into the Transmission Line Site Leases, dated as of December 20, 1996, with respect to real property required for the construction, operation and maintenance of the Transmission line other than rights-of-way to be acquired through the exercise of Meralco’s condemnation powers.
      The initial term of each of the Project Site Leases and each of the Transmission Line Site Leases (collectively, the Site Leases) extends for the duration of the PPA, commencing on the date of execution of such Site Lease and expiring 25 years following the Commercial Operations Date. The Partnership has the right to extend the term of any Site Lease for consecutive periods of five years each, provided that the extended term of such Site Lease may not exceed 50 years in the aggregate.

(g) Community Memorandum of Agreement
      The Partnership has entered into a Community Memorandum of Agreement (MOA) with the Province of Quezon, the Municipality of Mauban, the Barangay of Cagsiay and the Department of Environmental and Natural Resources (DENR) of the Philippines. Under the MOA, the Partnership is obligated to consult with local officials and residents of the Municipality and Barangay and other affected parties about Project related matters and to provide for relocation and compensation of affected families, employment and community assistance funds. The funds include an electrification fund, development and livelihood fund and reforestation, watershed, management health and/or environmental enhancement fund. Total estimated amount to be contributed by the Partnership over the 25-year life and during the construction period is approximately $16 million. In accordance with the MOA, a certain portion of this amount will be in the form of advance financial assistance to be given during the construction period.
      In addition, the Partnership is obligated to design, construct, maintain and decommission the Project in accordance with existing rules and regulations. The Partnership deposited the amount of P5.0 million (about $89,000) to an Environmental Guarantee Fund for rehabilitation of areas affected by damage in the environment, monitoring compensation for parties affected and education activities.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Fair Value of Financial Instruments
      The required disclosures under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, follow:
      The financial instruments recorded in the consolidated balance sheets include cash, accounts receivable, accounts payable and accrued expenses, due from (to) affiliated companies and debt. Because of their short maturity, the carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value. It is not practical to determine the fair value of the amounts due from (to) affiliated companies.
      Long-term debt — Fair value was based on the following:

Debt Type	Fair Value Assumptions

Term loan	Estimated fair value is based on the discounted value of future cash flows using the applicable risk free rates for similar types of loans plus a certain margin.
Bonds payable	Estimated fair value is based on the discounted value of future cash flows using the latest available yield percentage of the Partnership’s bonds prior to balance sheet dates.
Other variable rate loans	The carrying value approximates fair value because of recent and frequent repricing based on market conditions.
      Following is a summary of the estimated fair value (in millions) as of December 31, 2004 and 2003 of the Partnership’s financial instruments other than those whose carrying amounts approximate their fair values:

	2004	2003

Term loan — $283.1 in 2004 and $318.5 in 2003	$251.2	$262.5
Bonds payable — $196.7 in 2004 and $203.2 in 2003	183.2	169.3

10.	Other Matters

(a)	Electric Power Industry Reform Act (EPIRA)
      Republic Act No. 9136, the EPIRA, and the covering Implementing Rules and Regulations (IRR) provides for significant changes in the power sector, which include among others:

(i) The unbundling of the generation, transmission, distribution and supply and other disposable assets of a company, including its contracts with independent power producers and electricity rates;

(ii) Creation of a Wholesale Electricity Spot Market; and

(iii) Open and non-discriminatory access to transmission and distribution systems.
      The law also requires public listing of not less than 15% of common shares of generation and distribution companies within 5 years from the effectivity date of the EPIRA. It provides cross ownership restrictions between transmission and generation companies and between transmission and distribution companies and a cap of 50% of its demand that a distribution utility is allowed to source from an associated company engaged in generation except for contracts entered into prior to the effectivity of the EPIRA.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There are also certain sections of the EPIRA, specifically relating to generation companies, which provide for:

(i) a cap on the concentration of ownership to only 30% of the installed capacity of the grid and/or 25% of the national installed generating capacity; and

(ii) VAT zero-rating of sale of generated power.
      Based on the assessment of the Partnership, it is in the process of complying with the applicable provisions of the EPIRA and its IRR.

(b) Clean Air Act
      The Clean Air Act and the related IRR contain provisions that have an impact on the industry as a whole, and to the Partnership in particular, that need to be complied with within 44 months from the effectivity date or by July 2004. Based on the assessment made on the Partnership’s existing facilities, the Partnership believes it complies with the provisions of the Clean Air Act and the related IRR.

(c) Claims and Litigation
      The Partnership had a dispute with the Province of Quezon regarding the start of the commercial operations, the correct valuation of the fair market value of the Plant and the amount of property tax it owed for years 2000 and 2001. Management believes that the assessment had no legal basis. Consequently, the Partnership had initiated legal action against the relevant provincial and municipal government departments and officers challenging the validity of the assessment and had elevated the dispute to the Department of Finance (DOF) and the Regional Trial Court (RTC) for resolution.
      The DOF, which agreed to arbitrate the dispute between the Partnership and the Province of Quezon, issued two resolutions that are favorable to the Partnership in all material respects. However, the RTC examining the suit for consignation filed by the Partnership against the provincial government related to the real property tax dispute dismissed the suit citing the trial court’s alleged lack of jurisdiction over the issue.
      The Provincial Government of Quezon accepted the Partnership’s real property tax payments for the third and fourth quarters of 2002. However, prior to the third quarter of 2002, the Partnership had been paying real property taxes it believed to be the correct tax by way of consignation with a local court. With the RTC’s dismissal of the suit for consignation, the RTC ordered the consigned payments to be remitted to the Provincial Government.
      During 2003, the Provincial Government eventually accepted the consigned payment and the Partnership received the revised Tax Declaration and Notice of Assessment from the Provincial Assessor and Municipal Treasurer, which are consistent with the DOF’s resolution and did not include surcharge or interest on late payments. In accordance with the revised assessment, the Partnership paid the Provincial Government of Quezon an additional P26.0 million ($0.5 million) in taxes in 2003.

(d) Insurance Coverage Waiver
      The Partnership was able to improve insurance coverage for the November 2004 to March 2005 insurance coverage period. However, the insurance coverage amounts required by the lenders under the debt financing agreements still have not been met due to market unavailability on commercially reasonable terms, based on determinations of the Partnership’s insurance advisor and the lenders’ insurance advisor. On October 15, 2004, the Partnership requested for a waiver of certain insurance requirements which was granted by the required lender representatives on November 10, 2004, effective until March 31, 2005, the end of the insurance coverage period.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) PPA Default Waiver
      Section 5.1(d) of the Common Agreement provides for, among others, the prompt billing and collection from Meralco for energy sold and services rendered by the Project pursuant to the PPA and the TLA. In this regard, the Partnership was in default under the financing documents as a result of the withholding by Meralco of its payment obligations under the PPA amounting to $8.5 million [see Note 8(a)]. To address this default, the Partnership sought, and successfully obtained, a consent from its lenders to permit the Partnership to waive, on an interim basis, the timely payment by Meralco of the withheld amount. The lenders granted the consent, subject to conditions, and the Partnership issued an interim waiver to Meralco in November 2002. The waiver is in effect until the amendment to the PPA becomes effective. The key condition to that consent required that the Partnership hold back from distributions cash in excess of the reserve requirements of the financing agreements, originally equal to approximately $20.5 million. In October 2004, the Partnership sought, and successfully obtained, lender consent to reduce the hold back amount to $10.5 million.

(f) Impact of the Decision of the Supreme Court (SC) of the Philippines
      On November 15, 2002, the Third Division of the SC rendered a decision ordering Meralco, the largest power distribution company in the country, to refund to its customers $0.003/kWh (P0.167/kWh) starting with Meralco’s billing cycles beginning February 1994 or correspondingly credit this in their favor for future consumption. The SC sustained the then Energy Regulatory Board’s (now known as the ERC) disallowance of income tax as an operating expense, which resulted in Meralco’s rate of return exceeding 12%, the maximum allowed.
      On December 5, 2002, Meralco filed a Motion for Reconsideration with the SC. The motion is based mainly on the following grounds: (i) the disallowance of income tax is contrary to jurisprudence; (ii) the decision modifies SC decisions recognizing 12% as the reasonable return a utility is entitled to (if income tax is disallowed for rate making, the return is reduced to about 8%); and (iii) the ERC adheres to the principle that income tax is part of operating expenses as set forth in the Uniform Rate Filing Requirements, which embody the detailed guidelines to be followed with respect to the rate unbundling applications of distribution companies.
      On January 27, 2003, Meralco filed with the SC a motion seeking the referral of the case to the SC en banc. The motion was denied by the SC in a resolution which Meralco received on March 17, 2003. On April 1, 2003, Meralco filed a Motion for Reconsideration of this resolution.
      On April 9, 2003, the SC denied with finality the Motion for Reconsideration filed by Meralco with the SC ordering Meralco to refund to its consumers the excess charges in electricity billings from 1994 to 1998 amounting to about P30 billion (about $536 million). As of December 31, 2004, the amounts processed for refund stand at approximately P12 billion (about $214 million). Meralco is currently preparing for the last phase of the refund amounting to about P18 billion (about $322 million). If Meralco is unable to generate resources to satisfy its refund obligations, it may not meet its obligations under the PPA [see Note 1(d)].

(g) Tax Assessments
      During 2004, the BIR issued and the Partnership settled a formal assessment pertaining to deficiency income tax on the 2001 and 2000 taxable years. Accordingly, management accrued P16.1 million ($287,000) for probable losses on other taxable years that may arise based on the findings contained in these assessments.