Form 10-K/A
period 2004-12-31
DANIELSON HOLDING CORP
filed 2005-03-21
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
Documents Incorporated By Reference:
None.

EXPLANATORY NOTE: The purpose of this amendment is solely to correct two numbers in the last paragraph of Page 1 in Item 1 — Business and to correct incorrect entries under the 2004 column in Item 6 — Selected Financial Data. These entries were inconsistent with the financial data contained in Danielson’s audited consolidated financial statements, the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. The information contained in Danielson’s audited consolidated financial statements, the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations were complete and accurate as presented. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect these changes.

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
      Danielson had cash and investments, including investments in subsidiaries, at the holding company level of $117.3 million at December 31, 2004. Danielson’s cash amounted to $12.9 million. Danielson’s investments consisted of publicly traded bonds of $3.3 million. Danielson had a $81.8 million investment in Covanta. Danielson also had a $16.8 million investment in insurance subsidiaries and a $2.5 million investment in Vessel Leasing. Danielson had liabilities at the holding company level of $5.2 million.

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

Item 6.	Selected Financial Data

	Years Ended

	2004(1)		2003(2)	2002(3)	2001	2000

	(In thousands, except per share amounts)
Statement of Operations Data
Operating revenue	$578,555		$41,123	$531,501	$92,104	$84,331
Operating expense	501,200		54,029	528,168	106,365	85,073
Operating income (loss)	77,355		(12,906)	3,333	(14,261)	(742)
Other income (loss)	—		—	2,793	—	(1,906)
Interest expense, net	41,881		1,424	38,735	—	—
Income (loss) before taxes, minority interest and equity income	35,474		(14,330)	(32,609)	(14,261)	1,164
Minority interest expense	6,869		—	—	—	—
Income taxes	11,535		18	346	73	134
Equity in net income (loss) from unconsolidated investments	17,024		(54,877)	—	—	—
Net income (loss)	34,094		(69,225)	(32,955)	(14,334)	1,030
Income (loss) per share(5)
Basic	0.54		(1.46)	(0.82)	(0.48)	0.04
Diluted	0.52		(1.46)	(0.82)	(0.48)	0.04
Balance Sheet Data
Cash and cash equivalents	$96,148		$17,952	$25,183	$17,866	$12,545
Restricted funds held in trust	239,918		—	—	—	—
Investments	65,042		71,057	93,746	148,512	147,667
Properties — net	819,400		254	654,575	131	56
Service and energy contracts	177,290		—	—	—	—
Deferred tax asset	26,910
Total assets	1,939,081		162,648	1,032,945	208,871	210,829
Deferred income taxes	109,465		—	—	—	—
Unpaid losses and LAE	64,270		83,380	101,249	105,745	100,030
Recourse debt	312,896		40,000	597,246	—	—
Project debt	944,737	(6)	—	—	—	—
Project debt premium	37,910		—	—	—	—
Minority interest	83,350		—	—	—	—
Shareholders’ equity	134,815		27,791	77,360	74,463	81,330
Book value per share of common stock(5)	1.84		0.50	1.63	2.48	2.74
Shares of common stock outstanding(4),(5)	73,430		55,105	47,459	30,039	29,716

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

(3) Exhibits:
EXHIBIT INDEX

Exhibit No.		Description

Articles of Incorporation and By-Laws.
†3	.1	Restated Certificate of Incorporation of Danielson Holding Corporation (incorporated by reference to Exhibit 3.1 of Danielson’s Amendment to Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on May 2, 2000).
†3	.2	Amended and Restated Bylaws of Danielson Holding Corporation, as amended and effective October 5, 2004 (incorporated by reference to Exhibit 3.1 of Danielson’s Current Report on Form 8-K dated September 7, 2004 filed with the SEC on September 9, 2004).
Instruments Defining Rights of Security Holders, Including Indentures.
†4	.1	Registration Rights Agreement among Danielson Holding Corporation and the other signatories thereto dated January 31, 2005 (incorporated by reference to Exhibit 10.1 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

Exhibit No.		Description

†4	.2	Credit Agreement, dated as of March 10, 2004, by and among Covanta Energy Corporation and each of its Subsidiaries party thereto, the Lenders listed therein, Bank of America, N.A., and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 4.18 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.3	First Amendment to Credit Agreement, dated December 15, 2004, by and among Covanta Energy Corporation, certain of its subsidiaries, certain lenders, Bank of America, N.A., as Administrative Agent, and Deutsche Bank Securities Inc., as Documentation Agent (incorporated by reference to Exhibit 10.1 of Danielson’s Current Report on Form 8-K dated December 15, 2004 and filed with the SEC on December 17, 2005).
†4	.4	Credit Agreement, dated as of March 10, 2004, by and among Covanta Energy Corporation and each of its Subsidiaries party thereto, the Lenders listed therein, and Bank One, NA. (incorporated by reference to Exhibit 4.19 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.4	First Amendment to Credit Agreement, dated December 15, 2004, by and among Covanta Energy Corporation, certain of its subsidiaries, certain lenders and Bank One, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of Danielson’s Current Report on Form 8-K dated December 15, 2004 and filed with the SEC on December 17, 2004).
†4	.5	Indenture dated as of March 10, 2004 by and among Covanta Energy Corporation, the Guarantors named therein, and U.S. Bank National Association, as trustee, for the 8.25% Senior Secured Notes due 2011 (incorporated by reference to Exhibit 4.20 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.6	Indenture dated as of March 10, 2004 by and among Covanta Energy Corporation and U.S. Bank Trust National Association, as trustee for the 7.5% Unsecured Notes due 2012 (incorporated by reference to Exhibit 4.21 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.7	Registration Rights Agreement dated November 8, 2002 among Danielson Holding Corporation and S.Z. Investments, LLC (incorporated by reference to Exhibit 10.6 of Danielson’s Annual Report on Form 10-K for the year ended December 27, 2002 and filed with the SEC on March 27, 2003).
†4	.8	Registration Rights Agreement, dated as of December 2, 2003, by and between Danielson Holding Corporation, D.E. Shaw Laminar Portfolios, L.L.C., S.Z. Investments, L.L.C., and Third Avenue Trust, on behalf of the Third Avenue Value Fund Series, a Delaware business trust (incorporated by reference to Exhibit 4.1 of Danielson’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).
†4	.9	Pledge Agreement, dated March 10, 2004, by and between Danielson Holding Corporation and Bank of America, N.A. in its capacity as collateral agent for and representative of the Secured Parties as defined therein (incorporated by reference to Exhibit 4.24 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.10	Intercreditor Agreement, dated March 10, 2004, by and among Covanta Energy Corporation, the Subsidiaries listed therein, the Detroit L/ C Lenders listed therein, the New L/C Lenders listed therein, Bank of America, N.A., Bank One, NA, Deutsche Bank Securities, Inc., Danielson Holding Corporation, U.S. Bank National Association, and the Companies listed therein (incorporated by reference to Exhibit 4.25 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.11	Intercreditor Agreement, dated March 10, 2004, by and among Covanta Power International Holdings, Inc., the Subsidiaries listed therein, Covanta Energy Americas, Inc., Revolver Lenders listed therein, the Term Loan Lenders listed therein, Bank of America, N.A., Deutsche Bank Securities, Inc., Deutsche Bank AG, New York Branch, U.S. Bank National Association, Wells Fargo Bank, N.A., and the Companies listed therein (incorporated by reference to Exhibit 4.26 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).

Exhibit No.		Description

†4	.12	Security Agreement, dated March 10, 2004, by and among Covanta Energy Corporation, the Other Borrowers listed therein, any Additional Grantors, and Bank of America, N.A. (incorporated by reference to Exhibit 4.27 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.13	Security Agreement, dated March 10, 2004, by and among Covanta Power International Holdings, Inc., the Other Borrowers listed therein, and Bank of America, N.A. (incorporated by reference to Exhibit 4.28 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.14	Pledge Agreement, dated March 10, 2004, by and between Covanta Energy Americas, Inc., and Bank of America, N.A. (incorporated by reference to Exhibit 4.29 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.15	Security and Pledge Agreement, dated January 31, 2003, by and among ACL, the Subsidiaries listed therein, the Debtor-in Possession listed therein, and JPMorgan Chase Bank (incorporated by reference to Exhibit 4.30 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.16	Revolving Credit and Guaranty Agreement, dated January 31, 2003, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank, J.P. Morgan Securities Inc., General Electric Capital Corporation, and Bank One, NA (incorporated by reference to Exhibit 4.31 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.17	First Amendment to Revolving Credit and Guaranty Agreement, dated March 13, 2003, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank, General Electric Capital Corporation, and Bank One, NA (incorporated by reference to Exhibit 4.32 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.18	Second Amendment to Revolving Credit and Guaranty Agreement, dated March 13, 2003, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank, General Electric Capital Corporation, and Bank One, NA (incorporated by reference to Exhibit 4.33 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.19	Third Amendment to Revolving Credit and Guaranty Agreement, dated December 22, 2003, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank, General Electric Capital Corporation, and Bank One, NA (incorporated by reference to Exhibit 4.34 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.20	Fourth Amendment to Revolving Credit and Guaranty Agreement, dated February 24, 2004, by and among ACL, ACL Holdings, the Guarantors listed therein, the Lenders listed therein, JPMorgan Chase Bank, General Electric Capital Corporation, and Bank One, NA (incorporated by reference to Exhibit 4.35 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.21	First Preferred Fleet Mortgage, dated February 3, 2003, by ACL in favor of JPMorgan Chase Bank (incorporated by reference to Exhibit 4.36 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.22	First Preferred Fleet Mortgage, dated February 3, 2003, by Houston Fleet LLC in favor of JPMorgan Chase Bank (incorporated by reference to Exhibit 4.37 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†4	.23	First Preferred Fleet Mortgage, dated February 3, 2003, by Louisiana Dock Company LLC in favor of JPMorgan Chase Bank (incorporated by reference to Exhibit 4.38 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).

Exhibit No.		Description

Material Contracts.
†10	.1	Stock Purchase and Sale Agreement dated as of April 14, 1999 by and between Samstock, L.L.C. and Danielson Holding Corporation (incorporated by reference to Exhibit 10.1 of Danielson’s Report on Form 10-Q for the period ended June 30, 1999 and filed with the SEC on August 13, 1999).
†10	.2	Amendment No. 1, Assignment and Consent to Assignment of Stock Purchase and Sale Agreement dated May 7, 1999 among Samstock, L.L.C., S.Z. Investments, LLC and Danielson Holding Corporation (incorporated by reference to Exhibit 10.2 of Danielson’s Report on Form 10-Q for the period ended June 30, 1999 and filed with the SEC on August 13, 1999).
†10	.3	Termination of Investment Agreement dated November 8, 2002 among Danielson Holding Corporation, Martin J. Whitman and S.Z. Investments, LLC (incorporated by reference to Exhibit 10.5 of Danielson’s Annual Report on Form 10-K for the year ended December 27, 2002 and filed with the SEC on March 27, 2003).
†10	.4	Equity Commitment for Rights Offering between Danielson Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated by reference to Exhibit 10.2 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.5	Equity Commitment for Rights Offering between Danielson Holding Corporation and EGI-Fund (05-07) Investors, L.L.C. dated February 1, 2005 (incorporated by reference to Exhibit 10.3 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.6	Equity Commitment for Rights Offering between Danielson Holding Corporation and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series dated February 1, 2005 (incorporated by reference to Exhibit 10.4 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.7	Equity Commitment for Rights Offering between Danielson Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C. dated February 1, 2005 (incorporated by reference to Exhibit 10.5 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.8	Letter Agreement between Danielson Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C. dated January 31, 2005 (incorporated by reference to Exhibit 10.6 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.9	Stock Purchase Agreement among American Ref-Fuel Holdings Corp., the Sellers party thereto and Danielson Holding Corporation dated as of January 31, 2005 (incorporated by reference to Exhibit 2.1 of Danielson’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
†10	.10	Engagement Letter, dated July 28, 2003, by and between Danielson Holding Corporation and Credit Suisse First Boston LLC (incorporated by reference to Exhibit 10.20 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†10	.11	Investment and Purchase Agreement by and between Danielson Holding Corporation and Covanta Energy Corporation, dated December 2, 2003 (incorporated by reference to Exhibit 2.1 of Danielson’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003), as amended by that certain Amendment to the Investment and Purchase Agreement, made and entered into on February 23, 2004, by and between the same parties (incorporated by reference to Exhibit 2.3 of Danielson’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).

Exhibit No.		Description

†10	.12	Note Purchase Agreement by and among Danielson Holding Corporation, S.Z. Investments, L.L.C., Third Avenue Trust, on behalf of Third Avenue Value Fund, and D. E. Shaw Laminar Portfolios, L.L.C. dated December 2, 2003 (incorporated by reference to Exhibit 2.2 of Danielson’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003), as amended by that certain First Amendment to Note Purchase Agreement and Consent, made and entered into as of February 23, 2004, by and among the same parties (incorporated by reference to Exhibit 2.4 of Danielson’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
†10	.13	Letter Agreement by and between Danielson Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C. dated December 2, 2003 (incorporated by reference to Exhibit 10.1 of Danielson’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).
†10	.14	Letter Agreement by and between Danielson Holding Corporation and Equity Group Investments, L.L.C. dated December 1, 2003 (incorporated by reference to Exhibit 10.2 of Danielson’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).
†10	.15	Tax Sharing Agreement, dated as of March 10, 2004, by and among Danielson Holding Corporation, Covanta Energy Corporation, and Covanta Power International Holdings, Inc. (incorporated by reference to Exhibit 10.25 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†10	.16	Corporate Services Reimbursement Agreement, dated as of March 10, 2004, by and between Danielson Holding Corporation and Covanta Energy Corp. (incorporated by reference to Exhibit 10.26 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†10	.17	Corporate Services Reimbursement Agreement, dated as of September 2, 2003, by and between Danielson Holding Corporation and Equity Group Investments, L.L.C. (incorporated by reference to Exhibit 10.1 of Danielson’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 and filed with the SEC on November 7, 2003).
†10	.18	Credit Agreement, dated as of March 10, 2004, by and among Covanta Power International Holdings, Inc. and each of its Subsidiaries party thereto, the Lenders listed therein, Bank of America, N.A., and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 10.28 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†10	.19	Covanta Power International Holdings, Inc. First Amendment to Credit Agreement dated as of April 20, 2004 among Covanta Power International Holdings, Inc. (“CPIH”), the subsidiaries of CPIH listed on the signature pages thereto, Wells Fargo Bank, N.A. as Debenture Disbursing Agent, Bank of America, N. A. as Administrative Agent for the Lenders and Deutsche Bank Securities, Inc. as Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.2 of Danielson Holding Corporation’s Registration Statement on Form S-3/ A filed with the SEC on August 20, 2004).
†10	.20	Credit Agreement, dated as of March 10, 2004, by and among Covanta Power International Holdings, Inc. and each of its Subsidiaries party thereto, the Lenders listed therein, and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.29 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
†10	.21	First Amendment to Credit Agreement, dated as of August 13, 2004 among CPIH and the subsidiaries of CPIH listed on the signature pages thereto, Covanta Energy Americas, Inc. (“CEAI”) as a Loan Party, the Lenders party thereto and Deutsche Bank Securities, Inc., as Administrative Agent for the Lenders. (incorporated by reference to Exhibit 10.3 of Danielson’s Registration Statement on Form S-3/ A filed with the SEC on August 20, 2004).

Exhibit No.		Description

†10	.22	Second Amendment to Credit Agreement dated as of August 13, 2004 among CPIH and the subsidiaries of CPIH listed on the signature pages thereto, CEAI as a Loan Party, the Lenders party thereto, Bank of America, N.A., as Administrative Agent for the Lenders and Deutsche Bank AG, New York Branch, as Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.4 of Danielson’s Registration Statement on Form S-3/ A filed with the SEC on August 20, 2004).
†10	.23	Management Services and Reimbursement Agreement, dated March 10, 2004, by among Covanta Energy Corporation, Covanta Energy Group, Inc., Covanta Projects, Inc., Covanta Power International Holdings, Inc., and certain Subsidiaries listed therein (incorporated by reference to Exhibit 10.30 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
Management Contracts.
†10	.24	1995 Stock and Incentive Plan. (Included as Amended Appendix B to Proxy Statement filed on August 2, 2000).
†10	.25	Covanta Energy Savings Plan, as amended by December 2003 amendment (incorporated by reference to Exhibit 10.25 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).
†10	.26	Danielson Holding Corporation Equity Award Plan for Employees and Officers (incorporated by reference to Exhibit 4.2 of Danielson’s Registration Statement on Form S-8 filed with the SEC on October 7, 2004).
†10	.27	Danielson Holding Corporation Equity Award Plan for Directors (incorporated by reference to Exhibit 4.3 of Danielson’s Registration Statement on Form S-8 filed with the SEC on October 7, 2004).
†10	.28	Form of Danielson Holding Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.5 of Danielson’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
†10	.29	Form of Danielson Holding Corporation Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 on Danielson’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
†10	.30	Danielson Holding Corporation 1995 Stock and Incentive Plan (as amended effective December 12, 2000 and as further amended effective July 24, 2002), and included as Appendix A to the Company’s Proxy Statement filed on June 24, 2002, and incorporated by reference herein.
Employment Agreements.
†10	.31	Employment Agreement, dated October 5, 2004, by and between Anthony J. Orlando and Danielson Holding Corporation and Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 on Danielson’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
†10	.32	Employment Agreement, dated October 5, 2004, by and between Craig D. Abolt and Danielson Holding Corporation and Covanta Energy Corporation (incorporated by reference to Exhibit 10.2 on Danielson’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
†10	.33	Employment Agreement, dated October 5, 2004, by and between Timothy J. Simpson and Danielson Holding Corporation and Covanta Energy Corporation (incorporated by reference to Exhibit 10.3 on Danielson’s Current Report on Form 8-K dated October 5, 2004 filed with the SEC on October 7, 2004).
†10	.34	Employment Agreement, dated as of April 27, 2004, between the Company and Jeffrey R. Horowitz (incorporated by reference to Exhibit 10.1 of Danielson’s Registration Statement on Form S-3/ A filed with the SEC on August 20, 2004).
List of Subsidiaries.
†21	.1	Subsidiaries of Danielson Holding Corporation (incorporated by reference to Exhibit 21.1 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).

Exhibit No.		Description

Consents of Experts and Counsel.
†23	.1	Consent of Independent Accountants; Ernst & Young LLP (incorporated by reference to Exhibit 23.1 of Danielson’s Current Report on Form 8-K dated March 17, 2005 and filed with the SEC on March 17, 2005).
†23	.2	Consent of Independent Accountants; Sycip Gorres Velayo & Co. (incorporated by reference to Exhibit 23.2 of Danielson’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).
Rule 13a-14(a)/15d-14(a) Certifications.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
Section 1350 Certifications.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Executive Officer of Danielson Holding Corporation.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Financial Officer of Danielson Holding Corporation.

†	Not filed herewith, but incorporated herein by reference. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the SEC.
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
Date: March 21, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President and Chief Executive Officer	March 21, 2005

/s/ Craig D. Abolt Craig D. Abolt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2005

/s/ William C. Pate William C. Pate	Chairman of the Board	March 21, 2005

/s/ David M. Barse David M. Barse	Director	March 21, 2005

/s/ Ronald J. Broglio Ronald J. Broglio	Director	March 21, 2005

/s/ Peter C. B. Bynoe Peter C. B. Bynoe	Director	March 21, 2005

/s/ Richard L. Huber Richard L. Huber	Director	March 21, 2005

/s/ Robert S. Silberman Robert S. Silberman	Director	March 21, 2005

/s/ Jean Smith Jean Smith	Director	March 21, 2005

Name	Title	Date

/s/ Joseph P. Sullivan Joseph P. Sullivan	Director	March 21, 2005

/s/ Clayton Yeutter Clayton Yeutter	Director	March 21, 2005

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