Form 10-Q/A
period 2004-09-30
DANIELSON HOLDING CORP
filed 2005-04-22
CIK 225648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-6732
Danielson Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-6021257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

EXPLANATORY NOTE
      Danielson Holding Corporation (“DHC”) is filing this Amendment No. 1 to its Form 10-Q/A (this “Amendment”) for the quarter ended September 30, 2004 solely to amend and correct its disclosure in Part 1, Item 4 of its quarterly report on Form 10-Q filed on November 9, 2004 (the “Quarterly Report”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 as amended is set forth below. As a result of the amendment of Item 4, the Section 302 and Section 906 certifications filed as Exhibits in Item 6 have been re-executed as of the date of this Amendment. All other statements and provisions in this Amendment have not been updated or revised and remain unchanged.

DANIELSON HOLDING CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2004

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarters Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Unaudited)
	(Dollars in thousands, except per share amounts)
ENERGY:
OPERATING REVENUES:
Service Revenues	$112,437	$—	$261,826	$—
Electricity and Steam Sales	54,893	—	124,153	—
Other	821	—	1,147	—

Total Energy Operating Revenues	168,151	—	387,126	—

OPERATING EXPENSES:
Plant Operating Expenses	107,897	—	244,194	—
Depreciation and Amortization	16,855	—	36,639	—
Net Interest on Project Debt	10,218	—	23,194	—
Other Operating Costs and Expenses	265	—	893	—
Selling, General and Administrative Expenses	9,814	—	22,209	—
Other	(515)	—	(530)	—

Total Energy Operating Expenses	144,534	—	326,599	—

Operating Income from Energy	23,617	—	60,527	—

INSURANCE SERVICES:
OPERATING REVENUES:
Gross Earned Premiums	3,822	9,170	14,825	30,918
Ceded Earned Premiums	(21)	(774)	(508)	(2,314)

Net Earned Premiums	3,801	8,396	14,317	28,604
Net Investment Income	654	909	1,872	3,107
Net Realized Investment Gains (Losses)	30	(438)	223	(142)
Other Income	110	42	138	253

Total Insurance Services’ Operating Revenues	4,595	8,909	16,550	31,822

OPERATING EXPENSES:
Gross Losses and Loss Adjustment Expenses	3,793	8,752	10,553	33,486
Ceded Losses and Loss Adjustment Expenses	(826)	(623)	(432)	(3,798)

Net Losses and Loss Adjustment Expenses	2,967	8,129	10,121	29,688
Policy Acquisition Expenses	744	1,987	3,011	6,719
General and Administrative	1,131	1,466	3,517	3,772

Total Insurance Services’ Operating Expenses	4,842	11,582	16,649	40,179

Operating Loss from Insurance Services	(247)	(2,673)	(99)	(8,357)

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)

	Quarters Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Unaudited)
	(Dollars in thousands, except per share amounts)
PARENT COMPANY:
Net Investment Income	55	70	175	296
Net Realized Investment Gains	—	—	151	687
Administrative Expenses	(1,662)	(943)	(4,164)	(3,400)

Operating Loss from Parent Company	(1,607)	(873)	(3,838)	(2,417)

Operating Income (Loss)	21,763	(3,546)	56,590	(10,774)

OTHER (EXPENSES) INCOME:
Interest (Expense), Net of Interest Income of $779 and $1,676	(9,760)	—	(31,591)	—
Equity in Net Income (Loss) of Unconsolidated Investments	7,609	104	13,196	(54,993)

Total Other (Expenses) Income	(2,151)	104	(18,395)	(54,993)

Income (Loss) Before Minority Interests and Provision for Income Taxes	19,612	(3,442)	38,195	(65,767)
INCOME TAX PROVISION	5,165	—	8,436	12
MINORITY INTERESTS, ENERGY	(1,632)	—	(3,922)	—

Net Income (Loss)	$12,815	$(3,442)	$25,837	$(65,779)

INCOME (LOSS) PER SHARE OF COMMON STOCK — BASIC	$0.18	$(0.07)	$0.43	$(1.39)

INCOME (LOSS) PER SHARE OF COMMON STOCK — DILUTED	$0.17	$(0.07)	$0.41	$(1.39)

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
	2004	2003

	(Unaudited)
	(Dollars in thousands)
ASSETS
ENERGY ASSETS:
Current:
Cash and Cash Equivalents	$89,491	$—
Restricted Funds for Emergence Costs	39,590	—
Restricted Funds Held in Trust	141,212	—
Receivables (Less Allowances of $1,272)	111,733	—
Unbilled Service Receivables	51,221	—
Deferred Income Taxes	11,904	—
Prepaid Expenses and Other	53,851	—

Total Current Assets	499,002	—
Property, Plant and Equipment, Net	862,338	—
Restricted Funds Held in Trust	114,481	—
Unbilled Service Receivables	95,360	—
Other Noncurrent Receivables	12,899	—
Service and Energy Contracts (Net of Accumulated Amortization of $11,347)	192,389	—
Other Intangible Assets	894	—
Investments In and Advances to Investees and Joint Ventures	72,341	—
Other Assets	27,196	—

Total Energy Assets	1,876,900	—

PARENT COMPANY’S AND INSURANCE SERVICES’ ASSETS:
Cash and Cash Equivalents	23,170	17,952
Restricted Cash, Covanta Escrow	—	37,026
Investments:
Fixed Maturity Debt, Available for Sale at Fair Value (Cost: $60,332 and $69,840)	60,590	70,656
Equity Securities, Available for Sale at Fair Value (Cost: $1,324 and $367)	1,330	401
Accrued Investment Income	573	966
Premium and Consulting Receivables, Net of Allowances of $474 and $462	920	2,261
Reinsurance Recoverable on Paid Losses, Net of Allowances of $1,928 and $1,898	1,058	1,448
Reinsurance Recoverable on Unpaid Losses, Net of Allowances of $282 and $237	16,504	18,238
Ceded Unearned Premiums	—	508
Properties, Net	271	254
Investments in Unconsolidated Marine Services Subsidiaries	4,828	4,425
Deferred Financing Costs (Net of Amortization of $1,024 in 2003)	—	6,145
Deferred Income Taxes	71,309	—
Other Assets	1,759	2,368

Total Parent Company’s and Insurance Services’ Assets	182,312	162,648

Total Assets	$2,059,212	$162,648

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION — (Continued)

	September 30,	December 31,
	2004	2003

	(Unaudited)
	(Dollars in thousands)
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

	(Unaudited)
	(Dollars in thousands)
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

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	September 30,
	2004	2003

	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net Income (Loss)	$25,837	$(65,779)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Gain on Investment Securities	(383)	(2,436)
Other Than Temporary Decline in Fair Value of Investment Securities	—	1,891
Depreciation and Amortization	36,729	163
Amortization of Deferred Financing Costs	7,045	—
Amortization of Project Debt Premium and Discount	(7,370)	—
Accretion on Principal of Senior Secured Notes	1,884
Provision for Doubtful Accounts	975	—
Stock Option and Unearned Compensation Expense	308	389
Interest Accretion and Amortization	373	140
Undistributed (Earnings) Loss of Unconsolidated Marine Services Subsidiaries	(403)	55,051
Equity Earnings of Unconsolidated Energy Subsidiaries	(12,792)	—
Deferred Income Taxes	(226)	—
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
Accrued Investment Income	347	293
Restricted Funds for Emergence Costs	60,396	—
Receivables	28,379	—
Unbilled Service Receivables	6,638	—
Premium and Consulting Receivables	1,341	2,897
Reinsurance Recoverable on Paid Losses	389	1,435
Reinsurance Recoverable on Unpaid Losses	1,735	775
Ceded Unearned Premiums	508	13
Other Assets	14,687	1,756
Unpaid Losses and Loss Adjustment Expenses	(16,640)	(13,460)
Unearned Premiums	(3,496)	(1,798)
Reinsurance Payables and Funds Withheld	84	—
Accounts Payable	(2,294)	—
Accrued Expenses	(4,821)	—
Accrued Emergence Costs	(60,396)	—
Deferred Revenue	(1,723)	—
Interest Payable	(400)	—
Other Liabilities	(1,014)	1,488
Other, Net	5,310	27

Net Cash Provided by (Used in) Operating Activities	81,007	(17,155)

The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months Ended

	September 30,	September 30,
	2004	2003

	(Unaudited)
	(Dollars in thousands)
INVESTING ACTIVITIES
Decrease in Restricted Cash, Covanta Escrow	$37,026	$—
Purchase of Covanta	(36,400)	—
Cash Acquired of Covanta	66,875	—
Collection of Notes Receivable from Affiliate	—	6,036
Proceeds from the Sale of Investment Securities	24,659	39,726
Purchase of Investment Securities	(16,052)	(26,483)
Purchase of Property, Plant and Equipment	(6,916)	(29)
Distributions Received from Unconsolidated Subsidiaries	6,996	—
Proceeds from the Sale of Businesses	1,844	—
Other	61	(1,599)

Net Cash Provided by Investing Activities	78,093	17,651

FINANCING ACTIVITIES
Bank Overdrafts	(1,436)	—
Cash Received for Restricted Stock		14
Proceeds from Rights Offering	41,020	—
Proceeds from the Exercise of Options for Common Stock	3,330	—
Repayment of Bridge Financing	(26,612)	—
Borrowings for Facilities	1,208	—
Payment of Recourse Debt	(12,604)	—
Payment of Project Debt	(14,932)	—
Increase in Restricted Funds Held in Trust	(47,097)	—
Distribution to Minority Partners	(6,368)	—
Parent Company Debt Issue Costs	(900)	—

Net Cash Provided by (used in) Financing Activities	(64,391)	14

Net Increase in Cash and Cash Equivalents	94,709	510
Cash and Cash Equivalents at Beginning of Period	17,952	9,939

Cash and Cash Equivalents at End of Period	$112,661	$10,449

Supplemental Information:
Cash Paid During the Period For:
Interest	$44,352	$—
Income Taxes	$20,797	$—
The accompanying notes are an integral part of the consolidated financial statements.

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements of Danielson Holding Corporation (“DHC” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in DHC’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.
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
      ACL provides barge transportation and ancillary services throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Ohio and Illinois Rivers and their tributaries and the Intracoastal canals that parallel the Gulf Coast. In addition, ACL provides barge transportation services on the Orinoco River in Venezuela and the Parana/ Paraguay River System serving Argentina, Brazil,

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Paraguay, Uruguay and Bolivia. As discussed in Note 3, on April 23, 2004, ACL sold it interest in UABL Limited, a South American barging and terminalling company.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      The Debtors’ direct and indirect foreign subsidiaries and foreign joint venture entities did not file petitions under Chapter 11 and are not debtors-in-possession. DHC, GMS and Vessel Leasing also did not file petitions under Chapter 11 and are not debtors-in-possession.
      The Debtors have entered into a Revolving Credit and Guaranty Agreement (“DIP Credit Facility”) that provides up to $75 million of financing during ACL’s Chapter 11 proceeding. As of December 26, 2003, participating bank commitments under the DIP Credit Facility totaled $75 million, consisting of a $50 million term loan and a $25 million revolving credit facility. Of this amount, the Debtors had fully drawn the $50 million term loan, which was used to retire ACL’s Pre-Petition Receivables Facility and which continues to be used to fund the Debtors’ day-to-day cash needs. The Debtors have made no draws against the revolving credit facility. In the first quarter of 2004, the Debtors repaid $8 million of the term loan. In the second quarter of 2004, the Debtors repaid $25.8 million of the term loan. In the third quarter of 2004, the debtors repaid $4.9 million of the term loan. Each payment permanently reduced the amount available under the DIP Credit Facility. As of September 30, 2004, participating bank commitments remaining under the DIP Credit Facility totaled $36.3 million, consisting of $11.3 million remaining on a fully-drawn term loan and a $25 million revolving credit facility. Total amounts drawn under the DIP Credit Facility are limited by a borrowing base (as defined in the DIP Credit Facility). The borrowing base limit was approximately $69.3 million as of September 30, 2004 and is updated weekly. The DIP Credit Facility is secured by the same and additional assets that collateralized ACL’s Senior Credit Facilities and Pre-Petition Receivables Facility, and bears interest, at ACL’s option, at London Inter Bank Offered Rates (“LIBOR” or “LIBOR” Rates) plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the facility.
      The obligations of the Debtors under the DIP Credit Facility, by court order, have super-priority administrative claim status as provided under Chapter 11. Under Chapter 11, a super-priority claim is senior to secured and unsecured pre-petition claims and all administrative expenses incurred in the Chapter 11 case. In addition, with certain exceptions (including a carve-out for unpaid professional fees and disbursements), the DIP Credit Facility obligations are secured by (1) a first-priority lien on all unencumbered pre-and post-petition property of the Debtors, (2) a first-priority priming lien on all property of the Debtors that is encumbered by the existing liens securing the Debtors’ pre-petition secured lenders and (3) a junior lien on all other property of the Debtors that is encumbered by the pre-petition liens.
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

			Nine Months	Nine Months
	Quarter Ended	Quarter Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(In thousands of dollars, except per share amounts)
Net Income (Loss) As Reported	$12,815	$(3,442)	$25,837	$(65,779)
Pro Forma Compensation Expense	(111)	(577)	(133)	(1,732)
Less:
Stock Option Expense Recorded	144	24	164	73

Pro Forma Net Income (Loss)	$12,848	$(3,995)	$25,868	$(67,438)

Basic Earnings (Loss) Per Share:
As Reported	$0.18	$(0.07)	$0.43	$(1.39)
Pro Forma	$0.18	$(0.08)	$0.43	$(1.42)
Diluted Earnings (Loss) Per Share:
As Reported	$0.17	$(0.07)	$0.41	$(1.39)
Pro Forma	$0.17	$(0.08)	$.0.41	$(1.42)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
quarters and nine months ended September 30, 2004 and 2003, included, under the caption “Equity in Net Income Loss of Unconsolidated Investments”, the following components (in thousands of dollars):

			Nine Months	Nine Months
	Quarter Ended	Quarter Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

ACL’s Reported Loss	$—	$—	$—	$(46,998)
Other Than Temporary Impairment of Remaining Investment in ACL as of March 28, 2003	—	—	—	(8,205)

Total ACL Loss	—	—	—	(55,203)
GMS Income (Loss)	150	35	157	9
Vessel Leasing Income	72	69	247	201

Equity in Net Income (Loss) of Unconsolidated Marine Services Subsidiaries	222	104	404	(54,993)
Equity in Net Income of
Unconsolidated Energy Investments	7,387	—	12,792	—

	$7,609	$104	$13,196	$(54,993)

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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
      The following table summarizes the results of operations for the Remaining Debtors for the period March 11, 2004 through September 30, 2004, and for the three months ended September 30, 2004. Due to uncertainty regarding the realizability of earnings of the Remaining Debtors, Covanta has not recognized the earnings set forth below (in thousands of dollars):

	For the Period
	March 11, 2004	For the
	through	Three Months
	September 30,	Ended
	2004	September 30, 2004

Condensed Statements of Operations:
Revenues	$17,212	$6,938
Operating income	1,671	366
Net income	1,657	359

Note 6.	Per Share Data
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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
      The maturities on long-term debt including capital lease obligations, (in thousands) at September 30, 2004 were as follows:

2004	$27
2005	110
2006	4,088
2007	87,129
2008	3,900
Later years	223,184

318,438
Less current portion	(108)

Long-term debt	$318,330

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 9.	Project Debt
      Project debt (in thousands) consisted of the following:

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
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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
      DHC had NOLs estimated to be approximately $680 million for Federal income tax purposes as of the end of 2003. The NOLs will expire in various amounts from December 31, 2004 through December 31, 2023, if not used. In connection with the purchase of Covanta, the Company reassessed its valuation allowance on deferred tax benefits associated with its NOLs. A deferred tax asset of $145.6 million associated with the reduction in the valuation allowance is included in the consolidated financial statements to reflect the estimated future NOL utilization from the inclusion of Covanta (exclusive of CPIH) in DHC’s consolidated Federal income tax group. The Internal Revenue Service (“IRS”’) has not audited any of DHC’s tax returns. There can be no assurance that DHC would prevail if the IRS were to challenge the use of the NOLs.
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
      The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies, unless otherwise noted.

			Nine Months	Nine Months
	Quarter Ended	Quarter Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenues:
Energy
Domestic	$135,547	$—	$311,491	$—
International	32,604	—	75,635	—

Subtotal Energy	168,151	—	387,126	—
Insurance	4,595	8,909	16,550	31,822
Corporate	55	70	326	983

Total Revenues	$172,801	$8,979	$404,002	$32,805

Income (Loss) from Operations:
Energy
Domestic	$21,048	$—	$50,311	$—
International	2,569	—	10,216	—

Subtotal Energy	23,617	—	60,527	—
Insurance	(247)	(2,673)	(99)	(8,357)
Corporate	(1,607)	(873)	(3,838)	(2,417)

Income (Loss) from Operations	21,763	(3,546)	56,590	(10,774)
Other
Interest Expense — Net	(9,760)	—	(31,591)	—
Equity in Net Income (Loss) of Unconsolidated Investments	7,609	104	13,196	(54,993)

Income (Loss) before Minority Interests and Provision for Income Taxes	$19,612	$(3,442)	$38,195	$(65,767)

      As previously described in Note 5, the investment in ACL was written off during the quarter ended March 31, 2003.

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 13.	Employee Benefit Plans

Energy
      Net periodic defined benefit pension expense were as follows (in thousands of dollars):

	Pension Benefits		Other Post-Retirement Benefits

	For the Period	For the	For the Period	For the
	March 11, 2004	Three Months	March 11, 2004	Three Months
	through	Ended	through	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2004	2004	2004

Service Cost	$4,638	$2,077	$—	$—
Interest Cost	1,922	861	377	169
Expected Return on Plan Assets	(1,313)	(588)	—	—
Amortization of:
Prior Service Cost	—	—	—	—
Net (Gain)/ Loss	—	—	—	—

Net periodic benefit cost	$5,247	$2,350	$377	$169

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

Insurance Services
      Net periodic defined benefit pension expense were as follows (in thousands of dollars):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Service Cost	$—	$—	$—	$—
Interest Expense	24	26	70	77
Expected Return on Plan Assets	(19)	(25)	(56)	(74)
Amortization of Prior Service Cost	1	1	4	4
Amortization of Net (Gain)/ Loss	25	13	71	39

Net Period Benefit Cost	$31	$15	$89	$46

      Insurance Services expects to contribute $0.4 million to its pension plan in 2004. $0.3 million of contributions have been made for the nine months ended September 30, 2004.

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 14.	Interest Expense
      Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2004 was comprised of the following (in thousands of dollars):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004

Parent Company Debt	$—	$9,219
Energy Debt (From Date of Acquisition)	10,539	24,048

	$10,539	$33,267

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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

DANIELSON HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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

Note 16.	Related Parties
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

Optimizing Covanta’s Cash
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

Consolidated Results
      The following table summarizes the historical consolidated results of operations of the Company for the nine months ended September 30, 2004, and the nine months ended September 30, 2003 (in thousands of dollars):

	For the Period	For the Period	Combined Results
	January 1, 2004	March 11, 2004	for the Nine	Nine Months
	through	through	Months Ended	Ended
	March 10,	September 30,	September 30,	September 30,
	2004	2004	2004	2003

Service revenues	$89,858	$261,826	$351,684	$374,583
Electricity and steam sales	53,307	124,153	177,460	214,277
Construction revenues	58	1,109	1,167	11,194
Other revenues	9	38	47	8

Total revenues	143,232	387,126	530,358	600,062

Plant operating expenses	100,774	244,194	344,968	375,646
Construction costs	73	374	447	15,412
Depreciation and amortization	13,426	38,510	51,936	54,637
Net interest on project debt	13,407	23,194	36,601	59,566
Other operating costs	(209)	893	684	(414)
Net gain on sale of business	(175)	(151)	(326)	(1,136)
Selling, general, and administrative expenses	7,597	24,270	31,867	27,463
Other expenses — net	(1,923)	(753)	(2,676)	13,797

Total costs and expenses	132,970	330,531	463,501	544,971

Operating income	10,262	56,595	66,857	55,091
Equity in income of unconsolidated investments	4,943	12,792	17,735	17,474
Interest expense net	(5,207)	(22,373)	(27,580)	(27,037)
Reorganization items — expense	(58,282)	—	(58,282)	(57,425)
Gain on cancellation of pre-petition debt	510,680	—	510,680	—
Fresh start adjustments	(214,927)	—	(214,927)	—

Income from continuing operations	247,469	47,014	294,483	(11,897)
Income tax (expense) benefit	(215,395)	(18,849)	(234,244)	4,024
Minority interests	(2,511)	(3,922)	(6,433)	(6,648)
Gain from discontinued operations	—	—	—	14,759
Cumulative effect of change in accounting principles	—	—	—	(8,538)

Net Income (loss)	$29,563	$24,243	$53,806	$(8,300)

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

      Consolidated total expenses before operating income for the first nine months of 2004 decreased $81.5 million compared to the first nine months of 2003, primarily due to decreases in plant operating costs, construction costs, net interest on project debt, and other expenses — net, offset by selling, general and administrative expenses. These expenses decreased $30.7 million, $15.0 million, $23.0 million and $12.1 million respectively for the first nine months of 2004 compared to the same period in 2003. Depreciation and amortization for the first nine months of 2004 decreased $2.7 million compared to the first nine months of 2003. On March 10, 2004 property, plant, and equipment were recorded at their estimated fair market values resulting in revised depreciation. On the same date, assets related to service and energy contracts were recorded at estimated fair values which are amortized over the life of the contracts. See separate segment discussion below for details relating to these variances.
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

Domestic Segment
      The following table summarizes the historical results of operations of the Domestic segment for the nine months ended September 30, 2004, and for the nine months ended September 30, 2003 (in thousands of dollars):

	For the Period	For the Period	Combined Results
	January 1, 2004	March 11, 2004	for the Nine	Nine Months
	through	through	Months Ended	Ended
	March 10,	September 30,	September 30,	September 30,
	2004	2004	2004	2003

Service Revenues	$88,697	$258,552	$347,249	$370,092
Electric & Steam Sales	18,942	51,822	70,764	88,171
Construction revenue	58	1,109	1,167	11,194
Other Revenue	0	8	8	4

Total Revenue	$107,697	$311,491	$419,188	$469,461

Operating Income	$7,132	$46,597	$53,729	$42,020
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
      Other expense — net and selling, general and administrative expenses had a net decrease totaling $14.9 million in the first nine months of 2004 compared to the first nine months of 2003 primarily due to the provision for arena commitments recorded in the third quarter of 2003.
      Income from operations for the Domestic segment for the first nine months of 2004 increased by $11.7 million compared to the first nine months of 2003. This increase was comprised of net increases due to cessation of construction activities ($4.9 million), higher energy and scrap metal revenues ($5.1 million), lower interest expense on project debt ($20.6 million), and the net decreases in other expenses — net and selling, general and administrative expenses, which included the provision for arena commitments of ($14.4 million) recorded in the third quarter of 2003. These increases were offset by net decreases due to higher operating and maintenance expenses ($4.0 million), the expiration of a hydroelectric lease ($2.1 million), restructuring of the existing projects ($12.3 million), the deconsolidation of Remaining Debtors ($8.3 million), the elimination of amortization of deferred gains due to fresh start adjustments ($5.2 million) and the increase in depreciation expense due to fresh start accounting adjustments ($1.6 million).

International Segment
      The following table summarizes the historical results of operations of the International segment for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003 (in thousands of dollars):

	For the Period	For the Period	Combined Results
	January 1, 2004	March 11, 2004	for the Nine	Nine Months
	through	through	Months Ended	Ended
	March 10,	September 30,	September 30,	September 30,
	2004	2004	2004	2003

Service Revenues	$1,161	$3,274	$4,435	$4,491
Electric & Steam Sales	34,365	72,331	106,696	126,106
Other Revenue	9	30	39	4

Total Revenue	$35,535	$75,635	$111,170	$130,601

Operating Income	$3,130	$9,998	$13,128	$13,071
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

	Payments Due by Period

		Less Than	1 to	4 to	After
	Total	One Year	3 Years	5 Years	5 Years

Domestic Covanta project debt	$828,610	$79,632	$168,247	$160,938	$419,793
CPIH project debt	103,488	24,753	28,316	28,316	22,103

Total Project Debt	932,098	104,385	196,563	189,254	441,896

Domestic Covanta high yield notes	206,884	—	—	—	206,884
Domestic Covanta unsecured notes	28,000	—	7,800	7,800	12,400
CPIH term loan	83,212	—	83,212	—	—
Other long-term debt	342	108	234	—	—

Total other long-term debt	318,438	108	91,246	7,800	219,284

Total debt obligations of Covanta	1,250,536	104,493	287,809	197,054	661,180
Less:
Non-recourse project debt	(932,098)	(104,385)	(196,563)	(189,254)	(441,896)
Non-Recourse CPIH term debt (Note 9)	(83,212)	—	(83,212)	—	—

Domestic Covanta corporate debt	$235,226	$108	$8,034	$7,800	$219,284

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

      Reconciliation of cash generated for corporate debt and letter of credit fees after taxes to cash provided by operating activities for the three months ended September 30, 2004 (dollars in thousands):

Cash generated for corporate debt and letter of credit fees, after taxes for the three months ended September 30, 2004	$44,887
Investment in Facilities	1,943
Other cash provided in investing activities	497
Change in restricted funds held in trust	28,572
Payment of project debt	9,066
Distribution to minority partners	2,784
Corporate debt service and letter of credit fees paid — net	(14,019)

Cash provided by operating activities for the three months ended September 30, 2004	73,730
Cash provided by operating activities for the period March 11, 2004 to June 30, 2004	26,588

Cash provided by operating activities for the period March 11, 2004 to September 30, 2004	$100,318

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

Designation	Purpose	Term	Security

Domestic Covanta Facilities
First Lien Facility	To provide for letter of credit required for a Covanta waste-to-energy facility	Expires March 2009	First priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s subsidiaries which are domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
Second Lien Facility	To provide for certain existing and new letters of credit and up to $10 million in revolving credit for general corporate purposes	Expires March 2009	Second priority lien in substantially all of the assets of the domestic borrowers not subject to prior liens. Guaranteed by domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.

Designation	Purpose	Term	Security

CPIH Facility
Revolving Loan Facility	Up to $9.1 million	Expires March 2007	First priority lien on the stock of CPIH and substantially all of the CPIH borrowers’ assets not otherwise pledged
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
Condensed Consolidating Balance Sheets
For the Period Ended September 30, 2004

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
Assets
Current Assets:
Cash and cash equivalents	$73,334	$16,157	$89,491
Restricted funds for emergence costs	39,590	—	39,590
Restricted funds held in trust	112,920	28,292	141,212
Unbilled service receivable	51,221	—	51,221
Other current assets	138,814	39,665	178,479

Total current assets	415,879	84,114	499,993
Property, plant and equipment-net	801,042	101,780	902,822
Restricted funds held in trust	99,295	15,186	114,481
Service and energy contracts	203,618	558	204,176
Unbilled service receivable	95,360	—	95,360
Other assets	45,312	72,410	117,722

Total Assets	$1,660,506	$274,048	$1,934,554

Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Current portion of long-term debt	$108	$—	$108
Current portion of project debt	79,632	24,753	104,385
Accrued emergence costs	39,590	—	39,590
Other current liabilities	123,102	25,455	148,557

Total current liabilities	242,432	50,208	292,640
Long-term debt	235,119	83,211	318,330
Project debt	748,978	78,735	827,713
Deferred income taxes	214,592	11,175	225,767
Other liabilities	114,659	2,226	116,885

Total liabilities	1,555,780	225,555	1,781,335
Minority interests	43,722	39,452	83,174
Total Shareholders’ Equity	61,004	9,041	70,045

Total Liabilities, Minority interests and Shareholders’ Equity	$1,660,506	$274,048	$1,934,554

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2004

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
Total revenues	$135,547	$32,604	$168,151

Depreciation and amortization	16,097	2,014	18,111
Net interest on project debt	7,232	2,986	10,218
Other costs and expenses	93,565	25,180	118,745

Total costs and expenses	116,894	30,180	147,074

Operating income	18,653	2,424	21,077
Equity in income from unconsolidated investments	171	7,216	7,387
Interest expense (net of interest income of ($41 and $739)	(8,104)	(1,657)	(9,761)

Income from operations before income taxes and minority interests	10,720	7,983	18,703
Income tax expense	(4,482)	(2,331)	(6,813)
Minority interests	(629)	(1,003)	(1,632)

Net income	$5,609	$4,649	$10,258

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2004

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
Cash Flows from Operating Activities
Net income	$5,609	$4,649	$10,258
Adjustments to Reconcile Net income to Net Cash Provided by Operating Activities:
Depreciation and amortization	16,097	2,014	18,111
Deferred income taxes	3,647	1,016	4,663
Equity in income from unconsolidated investments	(171)	(7,216)	(7,387)
Accretion of principal on Senior Secured Notes	849	—	849
Amortization of premium and discount	(3,218)	—	(3,218)
Other	1,362	1,316	2,678
Management of Operating Assets and Liabilities:
Unbilled service receivables	2,518	—	2,518
Restricted funds held in trust for emergence costs	5,978	—	5,978
Other assets	23,053	8,683	31,736
Accrued emergence costs	(5,978)	—	(5,978)
Other liabilities	13,104	418	13,522

Net cash provided by operating activities	62,850	10,880	73,730

Cash Flows from Investing Activities
Investments in facilities	(1,750)	(193)	(1,943)
Proceeds from sale of business	—	1,844	1,844
Other	(2,346)	5	(2,341)

Net cash (used in) provided by investing activities	(4,096)	1,656	(2,440)

Cash Flows from Financing Activities
(Increase) decrease in restricted funds held in trust	(30,552)	1,980	(28,572)
Payment of project debt	(4,258)	(4,808)	(9,066)
Payment of corporate debt	(9)	(4,041)	(4,050)
Other	(1,622)	(1,162)	(2,784)

NET CASH USED IN FINANCING ACTIVITIES	(36,441)	(8,031)	(44,472)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,313	4,505	26,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,021	11,652	62,673

Cash and Cash Equivalents at End of Period	$73,334	$16,157	$89,491

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

Treatment of Pass Through Costs
      Pass through costs are costs for which Covanta receives a direct contractually committed reimbursement from the client which sponsors a project. These costs include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net in Covanta’s financial statements. Total pass through expenses for the periods March 11, 2004 through September 30, 2004, January 1, 2004 through March 10, 2004, and the first nine months of 2003 were $25.5 million, $10.0 million, and $35.9 million respectively.

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
      DHC’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of DHC’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon the results of that evaluation, DHC’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that as of the end of the period covered by this period report, DHC’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by DHC in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
      DHC’s disclosure controls are designed to provide reasonable assurance that the information required to be disclosed by DHC in reports that it files or submits under the Exchange Act is accumulated and communicated to DHC’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
      Management acknowledges its responsibility for internal controls over financial reporting, and has sought and continues to seek to improve these controls. In addition, in order to achieve compliance with Section 404 within the required period, management has dedicated internal resources, and engaged external consultants and advisors, to develop and execute a work plan intended to (i) integrate and coordinate Covanta’s internal controls with those of DHC in order to create a uniform control environment, (ii) document and assess the adequacy of DHC’s internal controls over financial reporting, (iii) take steps to improve controls where appropriate, (iv) test that controls are functioning as designed, and (v) keep DHC’s independent auditors apprised of its progress on an ongoing basis. DHC believes this process is consistent with the objectives of Section 404. DHC’s documentation and testing as of the end of the period covered by this report, have identified certain aspects of its internals controls over financial reporting that it believes require remediation. Where such circumstances have been identified, management has implemented such remediation. While DHC continues to dedicate substantial resources to this effort, it can provide no assurance as to its, or its independent auditors’, conclusions as of the end of 2004 with respect to the effectiveness of its internal control over financial reporting under Section 404. The existence of the above factors and circumstances creates a risk that DHC, or its independent auditors, will not be able to conclude that, as of the end of 2004, its internal controls over financial reporting are effective as required by Section 404.
      Danielson has made the following modifications to its internal controls over financial reporting to enhance existing controls during the third and fourth quarters of 2004:

•	Standardization of Accounting Policies and Procedures — Danielson had several accounting policies and procedures that required updating, standardization and/or formalization. This updating, which began in September, 2004, was completed on December 28, 2004 and was important as beginning in the fourth quarter, Danielson’s accounting operations were moved to and consolidated with Covanta’s principal executive offices in Fairfield, New Jersey. With such transfer, new process and control owners were established for the existing treasury, procurement and close the book controls.

•	Implementation of Additional Payroll Controls — Additional payroll controls were implemented on December 7, 2004, including creation of a new control to monitor changes to payroll and benefits data, and enhanced access security controls over payroll input data.

•	Implementation of Additional Information System Controls — Additional Information system controls were implemented beginning in August, 2004 and were completed on December 5, 2004, including modifications of system access to general ledger related applications, strengthening the review of access modifications to general ledger related applications, and the strengthening of controls monitoring payroll program changes.

•	Hiring Additional Permanent Accounting Personnel — Following the acquisition of Covanta and in connection with the integration and transition of accounting functions to Danielson’s principal executive offices in Fairfield, New Jersey, Covanta hired Craig Abolt as Chief Financial Officer in June, 2004 and accounting managers in May and October of 2004. Danielson and Covanta continue to recruit additional permanent accounting personnel, particularly in light of the pending acquisition of American Ref-Fuel Corporation.

Part II
Other Information

Item 1.	Legal Proceedings
      See Note 15 to the Consolidated Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
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

Danielson Holding Corporation
(Danielson Holding Corporation)

By:	/s/ Anthony J. Orlando

Anthony J. Orlando
Chief Executive Officer
April 22, 2005

By:	/s/ Craig D. Abolt

Craig D. Abolt
Chief Financial Officer
April 22, 2005