Form 10-K/A
period 2004-12-31
DANIELSON HOLDING CORP
filed 2005-04-22
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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
Documents Incorporated By Reference:
None.

EXPLANATORY NOTE
     Danielson Holding Corporation (“Danielson”) is filing this Amendment No. 2 to its annual report on Form 10-K for the fiscal year ended December 31, 2004 (this “Amendment No. 2”) to amend its disclosures in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the sub-headings “Executive Summary,” “Covanta’s Capital Resources and Commitments” and “Material Weakness in Internal Controls and Procedures” and Item 9A — Controls and Procedures of its annual report on Form 10-K filed on March 16, 2005, as amended by Amendment No. 1 filed on Form 10-K/A on March 21, 2005 (“Amendment No. 1”), as well as to provide an amended report of its independent auditors, Sycip Gorres Velayo & Co., of its subsidiary Quezon Power, Inc. The purpose of this Amendment No. 2 is to provide (1) an expanded contractual obligations tabular presentation on page 78, (2) an expanded disclosure of management’s conclusions regarding Danielson’s disclosure controls and procedures and changes that had been made in Danielson’s internal controls over financial reporting, and (3) a revised report of its independent auditors, Sycip Gorres Velayo & Co., which has been revised solely for the purpose of referring to “standards of the Public Company Oversight Board (United States)” in lieu of the previous reference to “auditing standards generally accepted in the United States.” The other items of the Annual Report as amended by Amendment No. 1 have not been changed by this Amendment No. 2. The complete text of the items amended is included in this Amendment No. 2 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934. As a result, this Amendment amends and restates in its entirety only Part II, Items 7 and 9A of the Annual Report and Exhibit 23.2. Reference to “Annual Report” and “Form 10-K” in this Amendment No. 2 refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended by both Amendment No. 1 and Amendment No. 2.
     Except as otherwise expressly stated for the portions of the items amended in this Amendment No 2, this Amendment No. 2 continues to speak as of the date of the original Annual Report and Danielson has not updated the disclosure contained herein to reflect events that have occurred since the filing of the original Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with Danielson’s other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	52
Item 3.	Legal Proceedings	54
Item 4.	Submission of Matters to a Vote of Security Holders	56

PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	57
Item 6.	Selected Financial Data	58
Item 7.	Management’s Discussion And Analysis of Financial Condition And Results Of Operation	59
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk	109
Item 8.	Financial Statements and Supplementary Data Index	114
Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	189
Item 9A.	Controls and Procedures	189
Item 9B.	Other Information	190

PART III
Item 10.	Directors and Executive Officers of the Registrant	191
Item 11.	Executive Compensation	194
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	199
Item 13.	Certain Relationships and Related Transactions	203
Item 14.	Principal Accountant Fees and Services	205

PART IV
Item 15.	Exhibits and Financial Statement Schedules	207
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
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

      The following table summarizes Covanta’s gross contractual obligations including: project debt, recourse debt, leases and other contractual obligations as of December 31, 2004. (Amounts expressed in thousands of dollars. Note references are to the Notes to the Consolidated Financial Statements):

		Payments Due by Period

		Less Than			After
	Total	One Year	1 to 3 Years	4 to 5 Years	5 Years

Domestic Covanta project debt (Note 20)(1)	$842,154	$84,718	$269,019	$144,213	$344,204
CPIH project debt (Note 20)	102,583	24,983	43,839	28,543	5,218

Total project debt (Note 20)	944,737	109,701	312,858	172,756	349,422
Domestic Covanta high yield notes (Note 19)	207,736	—	—	—	207,736
Domestic Covanta unsecured notes (Note 19)	28,000	—	11,700	7,800	8,500
CPIH term loan (Note 19)	76,852	—	76,852	—	—
Other recourse debt (Note 19)	308	112	196	—	—

Total debt obligations of Covanta	1,257,633	109,813	401,606	180,556	565,658
Less:
Non-recourse project debt	(944,737)	(109,701)	(312,858)	(172,756)	(349,422)
Non-recourse CPIH term loan (Note 19)	(76,852)	—	(76,852)	—	—

Covanta recourse debt	$236,044	$112	$11,896	$7,800	$216,236
Covanta operating leases (Note 22)	$312,961	$18,950	$57,850	$24,716	211,445
Less: Non-recourse rental payments (Note 22)	(279,696)	(15,392)	(50,582)	(23,062)	(190,660)

Covanta recourse leases	$33,265	$3,558	$7,268	$1,654	$20,785
Interest payments	$428,651	$71,113	$167,522	$81,995	$108,021
Less: Non-recourse interest payments	(277,006)	(50,013)	(104,280)	(39,846)	(82,867)

Covanta recourse interest(3)	$151,645	$21,100	$63,242	$42,149	$25,154
Pension plans obligations (Note 24)(4)	$3,100	$3,100	—	—	—
Post-retirement plans obligations (Note 24)	$18,059	$1,744	$5,283	$3,670	$7,362

Total Covanta contractual obligations	$442,113	$29,614	$87,689	$55,273	$269,537

Notes to table:

(1)	Includes $38 million of Domestic Covanta’s unamortized project debt premiums.

(2)	Payment obligations for the project debt associated with waste-to-energy facilities owned by Covanta are limited recourse to the operating subsidiary and non-recourse to Covanta, subject to operating performance guarantees and commitments.

(3)	Includes letter of credit fees through the year Covanta anticipates they will no longer be required.

(4)	Covanta expects to make minimum contributions of $3.1 million to its defined benefit plans in 2005. Pension Contribution information for other years presented in the table is not available.
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
Material Weakness in Internal Controls and Procedures
      As set forth in Item 9A — Controls and Procedures, Danielson reported that management had identified a material weakness in its internal controls and procedures over financial reporting. Specifically, during the course of its audit of Danielson’s 2004 financial statements, Ernst & Young LLP, Danielson’s independent auditors, identified errors, principally related to complex manual “fresh start” accounting calculations, predominantly affecting Covanta’s investments in its international businesses. Fresh start accounting was required following Covanta’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Financial Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) were corrected in Danielson’s 2004 Consolidated Financial Statements prior to their issuance. However, management has determined that errors in complex fresh start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review.
      While the errors in financial reporting that related to the material weakness were corrected and had an immaterial net effect on Danielson’s Consolidated Financial Statements, Danielson’s management intends to correct the material weakness as soon as possible. Because a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected, Danielson’s management believes that prompt remediation of the material weakness will mitigate the uncertainty presented by the possibility of material misstatements in Danielson’s reported financial information and in the accuracy and completeness of its financial reports. If Danielson is again unable to assert that its internal control over financial reporting is effective in any future period, the existence of the reported material weakness could represent a trend or uncertainty affecting the accuracy of Danielson’s consolidated financial statements. Although the material weakness reported related primarily to complicated “fresh start” accounting calculations, which will no longer be applicable after March 10, 2005, similarly complicated accounting calculations may be required in connection with CPIH’s international operations and Danielson’s pending acquisition of Ref-Fuel. As a result, as of the date of this Amendment Danielson has identified and undertaken several actions to remediate the reported material weakness in internal controls over financial reporting. Due to the nature of the control deficiency related to this material weakness, and pending completion of its review process for its first quarter 2005 interim financial statements, Danielson believes it is premature, as of the date of this Amendment, to determine whether it has effectively corrected the reported material weakness. See also “Risk Factors — failure to maintain an effective system of internal controls over financial reporting may have an adverse effect on our stock price” for continuing risks of the failure to maintain an effective system of financial reporting controls and procedures, including risks of exposing Danielson to regulatory sanctions and a loss of investor confidence in Danielson.
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

Item 8.	Financial Statements and Supplementary Data Index

Management Report on Internal Control over Financial Reporting	115
Reports of Independent Registered Public Accounting Firm	116
Consolidated Statements of Operations for the Years ended December 31, 2004, 2003 and 2002	119
Consolidated Balance Sheets — December 31, 2004 and 2003	121
Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 (Restated) and 2002	123
Statements of Stockholders’ Equity for the Years ended December 31, 2004, 2003 and 2002	125
Notes to Consolidated Financial Statements	127
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
      Based on that evaluation, Danielson’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as a result of the material weakness described in the Management Report on Internal Control Over Financial Reporting on page 115 of this Report on Form 10-K, Danielson’s disclosure controls and procedures were not effective as of December 31, 2004.
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
      Changes in Internal Control Over Financial Reporting.     Danielson made the following modifications to its internal controls over financial reporting to enhance its existing controls during the third and fourth quarters of 2004:

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
      Danielson’s management has identified and will undertake the following steps necessary to address the material weakness described in the Management Report on Internal Control Over Financial Reporting on page 115 of this Form 10-K, as follows:

1.	Subsequent to the period with respect to which this report relates, in the first quarter of 2005 hired a controller, who was promoted to chief accounting officer following an introductory and integration period;

2.	Danielson has identified accounting and finance personnel at Ref-Fuel and will continue to recruit additional in-house accounting personnel with requisite knowledge of complex technical accounting issues to improve and expand its depth in the accounting function; and

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
Date: April 22, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President and Chief Executive Officer	April 22, 2005

/s/ Craig D. Abolt Craig D. Abolt	Chief Financial Officer (Principal Financial and Accounting Officer)	April 22, 2005

/s/ William C. Pate William C. Pate	Chairman of the Board	April 22, 2005

/s/ David M. Barse David M. Barse	Director	April 22, 2005

/s/ Ronald J. Broglio Ronald J. Broglio	Director	April 22, 2005

/s/ Peter C. B. Bynoe Peter C. B. Bynoe	Director	April 22, 2005

/s/ Richard L. Huber Richard L. Huber	Director	April 22, 2005

/s/ Robert S. Silberman Robert S. Silberman	Director	April 22, 2005

Jean Smith	Director	April , 2005

Name	Title	Date

/s/ Joseph P. Sullivan Joseph P. Sullivan	Director	April 22, 2005

/s/ Clayton Yeutter Clayton Yeutter	Director	April 22, 2005

Quezon Power, Inc.
Consolidated Financial Statements
December 31, 2004 and 2003
and the Years Ended
December 31, 2004, 2003 and 2002
(In United States Dollars)
and
Report of Independent Auditors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quezon Power, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
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