Form 10-Q
period 2005-03-31
DANIELSON HOLDING CORP
filed 2005-05-04
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 1-6732
Danielson Holding Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-6021257
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
40 Lane Road, Fairfield, NJ 07004

(Address of Principal Executive Offices) (Zip Code)
(973) 882-9000
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
Yes ☑          No ☐
      Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 25, 2005

Common Stock, $0.10 par value	73,751,808 shares

DANIELSON HOLDING CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31,	March 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	per share amounts)
ENERGY SERVICES:
OPERATING REVENUES:
Service revenues	$111,458	$25,455
Electricity and steam sales	58,788	13,521
Construction revenues	690	—

Total Energy Services’ operating revenues	170,936	38,976

OPERATING EXPENSES:
Plant operating expenses	118,684	27,334
Construction costs	812	—
Depreciation and amortization	16,320	3,495
Net interest on project debt	9,633	2,275
Selling, general and administrative expenses	12,402	1,596
Other, net	(617)	(198)

Total Energy Services’ operating expenses	157,234	34,502

Operating income from Energy Services	13,702	4,474

INSURANCE SERVICES:
OPERATING REVENUES:
Net earned premiums	3,471	5,988
Net investment income	497	722
Net realized investment gains (losses)	(10)	171
Other income	43	18

Total Insurance Services’ operating revenues	4,001	6,899

OPERATING EXPENSES:
Net losses and loss adjustment expenses	2,307	4,283
Policy acquisition expenses	605	1,215
General and administrative	932	1,297

Total Insurance Services’ operating expenses	3,844	6,795

Operating income from Insurance Services	157	104

PARENT COMPANY:
Net investment income	100	86
Administrative expenses, net	—	(779)

Operating income (loss) from Parent Company	100	(693)

Operating income	13,959	3,885

OTHER(EXPENSES) INCOME:
Interest income	779	1,147
Interest expense	(10,321)	(8,031)
Gain on derivative instruments, unexercised ACL warrant	3,718	—

Total other expenses	(5,824)	(6,884)

Income (loss), before income taxes, minority interests and equity in net income from unconsolidated investments	8,135	(2,999)
Income tax (expense) benefit	(2,742)	1,147
Minority interests, Energy	(1,550)	(557)
Equity in net income from unconsolidated investments	6,460	236

NET INCOME (LOSS)	$10,303	$(2,173)

INCOME (LOSS) PER SHARE OF COMMON STOCK — BASIC	$0.14	$(0.04)

INCOME (LOSS) PER SHARE OF COMMON STOCK — DILUTED	$0.13	$(0.04)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
ENERGY SERVICES’ ASSETS:
Current:
Cash and cash equivalents	$58,012	$78,112
Marketable securities available for sale (cost: $4,100 and $3,100)	4,100	3,100
Restricted funds for emergence costs	24,476	32,805
Restricted funds held in trust	121,525	116,092
Receivables (less allowances of $438 and $434)	112,146	131,301
Unbilled service receivables	56,650	58,206
Deferred income taxes	14,747	8,868
Prepaid expenses and other	52,514	60,893

Total current assets	444,170	489,377
Property, plant and equipment, net	814,110	819,175
Restricted funds held in trust	123,918	123,826
Funds held in escrow to collateralize letters of credit	13,722	—
Unbilled service receivables	95,799	98,248
Other non-current receivables (less allowances of $371 and $170)	14,561	13,798
Service and energy contracts and other intangible assets (net of accumulated amortization of $19,543 and $16,143)	173,108	177,290
Investments in and advances to investees and joint ventures	67,784	61,656
Other assets	33,022	30,672

Total Energy Services’ assets	1,780,194	1,814,042

PARENT COMPANY’S AND INSURANCE SERVICES’ ASSETS:
Cash and cash equivalents	10,372	18,036
Restricted funds in escrow for proposed acquisition	10,012	—
Investments:
Fixed maturity debt available for sale at fair value (cost: $56,893 and $60,564)	55,926	60,510
Equity securities, available for sale at fair value (cost: $1,324 and $1,324)	1,419	1,432
Investment in ACL warrants, at fair value	4,500	—
Accrued investment income	469	608
Premium and consulting receivables (net of allowances of $144 and $128)	1,475	1,306
Reinsurance recoverable on paid losses (net of allowances of $893 and $1,898)	962	779
Reinsurance recoverable on unpaid losses (net of allowances of $251 and $237)	18,578	18,042
Ceded unearned premiums	472	—
Property, plant and equipment, net	236	225
Investment in unconsolidated Marine Services’ subsidiary	—	2,500
Deferred income taxes	18,083	18,042
Acquisition costs	4,222	1,248
Other assets	1,161	2,311

Total Parent Company’s and Insurance Services’ Assets	127,887	125,039

Total Assets	$1,908,081	$1,939,081

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except per share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
ENERGY SERVICES’ LIABILITIES:
Current:
Current portion of recourse debt	$113	$112
Current portion of project debt	114,719	109,701
Accounts payable	19,539	16,199
Accrued expenses	104,824	118,998
Accrued emergence costs	24,476	32,805
Deferred revenue	14,125	13,965

Total current liabilities	277,796	291,780
Recourse debt	313,891	312,784
Project debt	799,259	835,036
Deferred income taxes	116,406	109,465
Other liabilities	98,281	97,848

Total Energy Services’ liabilities	1,605,633	1,646,913

PARENT COMPANY’S AND INSURANCE SERVICES’ LIABILITIES:
Unpaid losses and loss adjustment expenses	61,190	64,270
Unearned premiums	1,471	1,254
Funds withheld on ceded reinsurance	1,167	1,186
Income taxes payable	1,030	3,421
Other liabilities	6,688	3,872

Total Parent Company’s and Insurance Services’ liabilities	71,546	74,003

Total liabilities	1,677,179	1,720,916

MINORITY INTERESTS	83,825	83,350

Stockholders’ Equity:
Preferred Stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common Stock ($0.10 par value; authorized 150,000 shares; issued 73,661 and 73,441 shares; outstanding 73,650 and 73,430 shares)	7,366	7,344
Additional paid-in capital	197,009	194,783
Unearned compensation	(2,660)	(3,489)
Accumulated other comprehensive income	(535)	583
Accumulated deficit	(54,037)	(64,340)
Treasury stock (cost of 11 shares)	(66)	(66)

Total stockholders’ equity	147,077	134,815

Total Liabilities and Stockholders’ Equity	$1,908,081	$1,939,081

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Loss	Deficit	Shares	Amount	Total

	(Unaudited)
	(In thousands)
Balance at December 31, 2004	73,441	$7,344	$194,783	$(3,489)	$583	$(64,340)	11	$(66)	$134,815
Stock option compensation expense			(29)						(29)
Amortization of unearned compensation				829					829
Adjustment of unearned compensation for terminated employees	(18)	(2)	(73)	75					—
Exercise of options to purchase common stock	249	25	1,970						1,995
Shares cancelled in exercise of options	(21)	(2)	(225)						(227)
Shares issued in restricted stock award	10	1	74	(75)					—
ACL gift of warrants upon emergence from bankruptcy, net of income taxes			509						509
Comprehensive income, net of income taxes:
Net income						10,303			10,303
Foreign currency translation					(156)				(156)
Net unrealized loss on available for sale securities					(962)				(962)

Total comprehensive income					(1,118)	10,303			9,185

Balance at March 31, 2005	73,661	$7,366	$197,009	$(2,660)	$(535)	$(54,037)	11	$(66)	$147,077

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

		March 31,
		2004
	March 31,	As Restated
	2005	(See Note 15)

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,303	$(2,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on derivative instruments, unexercised ACL warrants	(3,718)	—
Other than temporary decline in fair value of investment securities	10	(171)
Depreciation and amortization	16,349	3,581
Amortization of deferred financing costs	—	3,073
Amortization of project debt premium and discount	(2,802)	(752)
Accretion on principal of senior secured notes	856	190
Provision for doubtful accounts	230	46
Stock option and unearned compensation expense	800	61
Interest accretion and amortization	63	18
Equity in net income from unconsolidated investments	(6,460)	(236)
Minority interests	1,550	557
Deferred income taxes	1,405	(1,625)
Management of operating assets and liabilities:
Accrued investment income	139	327
Restricted funds for emergence costs	8,329	15,021
Receivables	20,490	6,134
Unbilled service receivables	3,918	1,825
Premium and consulting receivables	(168)	881
Reinsurance recoverable on paid losses	(182)	18
Reinsurance recoverable on unpaid losses	(536)	659
Ceded unearned premiums	(472)	344
Deferred policy acquisition costs	120	—
Other assets	4,870	5,419
Unpaid losses and loss adjustment expenses	(3,080)	(5,935)
Unearned premiums	218	(2,339)
Reinsurance payables and funds withheld	918	—
Accounts payable	3,340	(385)
Accrued expenses	(16,747)	(5,437)
Accrued emergence costs	(8,329)	(15,021)
Deferred revenue	160	(167)
Interest payable	—	1,200
Other liabilities	2,624	(4,471)
Other, net	31	(445)

Net cash provided by operating activities	34,229	197

DANIELSON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended

		March 31,
		2004
	March 31,	As Restated
	2005	(See Note 15)

	(Unaudited)
	(In thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash for proposed acquisition	(10,012)	—
Capitalized acquisition costs for proposed acquisition	(1,515)	—
Decrease in restricted cash, Covanta escrow	—	37,026
Purchase of Covanta	—	(36,400)
Cash acquired from Covanta	—	57,795
Matured or called investment securities	4,745	16,583
Purchase of investment securities	(2,003)	(7,910)
Purchase of property, plant and equipment	(5,261)	(1,234)
Distribution received from unconsolidated subsidiaries	—	632
Proceeds from sale of assets	2,500	—

Net cash provided by (used in) investing activities	(11,546)	66,492

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdrafts	—	(820)
Proceeds from the exercise of stock options	1,013	694
Repayments of recourse debt	(600)	(175)
Repayments of project debt	(30,251)	—
Increase in restricted funds held in trust	(5,525)	(5,850)
Funds deposited to escrow to collateralize letters of credit	(13,722)	—
Distribution to minority partners	(1,362)	(428)
Proceeds from sale of minority interests	—	25
Parent company debt issue costs	—	(300)

Net cash used in financing activities	(50,447)	(6,854)

Net increase (decrease) in cash and cash equivalents	(27,764)	59,835
Cash and cash equivalents at beginning of period	96,148	17,952

Cash and cash equivalents at end of period	$68,384	$77,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements of Danielson Holding Corporation (“Danielson”) have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Danielson’s Annual Report on Form  10-K, as amended, for the year ended December 31, 2004. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.
      Danielson is a holding company that owns subsidiaries currently engaged in energy services and insurance. The most significant is the energy business of Covanta Energy Corporation (“Covanta”) acquired on March 10, 2004 (the “Effective Date”). Danielson also has investments in subsidiaries engaged in insurance operations in the western United States, primarily California.
      Danielson had investments in the marine services business, the largest of which was American Commercial Lines LLC (“ACL”), an integrated marine transportation and service company which throughout 2004 was in bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). ACL is no longer a subsidiary of Danielson. On December 30, 2004, ACL’s plan of reorganization was confirmed and ACL has since emerged from bankruptcy. As part of ACL’s plan of reorganization, Danielson’s stock in ACL was cancelled, and its ownership interest terminated. Danielson received no cash distributions under the ACL plan of reorganization, but received warrants to purchase three percent of ACL stock from ACL’s former creditors, after ACL’s emergence in January 2005. See Note 12 to the Notes to the Condensed Consolidated Financial Statements for a discussion of the warrants.
      Danielson’s other investees in the marine services business consisted of Global Materials Services, LLC (“GMS”) and Vessel Leasing, LLC (“Vessel Leasing”). GMS was a joint venture of ACL, a third party and Danielson, in which Danielson held a 5.4% interest. Danielson sold its interests in GMS to the third party member of the joint venture as of October 6, 2004. Vessel Leasing was a joint venture of ACL and Danielson. Danielson sold its interest in Vessel Leasing to ACL on January 13, 2005.
      Covanta is engaged in developing, constructing, owning and operating for others, key infrastructure for the conversion of waste-to-energy and independent power production in the United States and abroad. On March 10, 2004, Covanta consummated a plan of reorganization and emerged from its reorganization proceeding under Chapter 11. Pursuant to the plan of reorganization (“Reorganization Plan”), Danielson acquired 100% of the equity in Covanta.
      Three of Covanta’s subsidiaries, which relate to the Warren county project, have not reorganized or filed a liquidation plan under Chapter 11 of the United States Bankruptcy Code. While Covanta exercises significant influence over the operating and financial policies of these subsidiaries, these subsidiaries will continue to operate as debtors in possession in the Chapter 11 case until they reorganize or liquidate. Because any plan of reorganization or liquidation relating to these debtors would have to be approved by the Bankruptcy Court, and possibly their respective creditors, Covanta does not control these debtors or the ultimate outcome of their respective Chapter 11 case. Accordingly, Covanta does not include these subsidiaries as consolidated subsidiaries in the Financial Statements. Covanta’s investment in these subsidiaries is recorded using the cost method effective from March 10, 2004. Unless these subsidiaries emerge from bankruptcy under Covanta’s control, it is unlikely that they will contribute to Covanta’s results of operations.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Danielson holds all of the voting stock of Danielson Indemnity Company (“DIND”). DIND owns 100% of the common stock of National American Insurance Company of California, Danielson’s principal operating insurance subsidiary, which owns 100% of the common stock of Valor Insurance Company, Incorporated. National American Insurance Company of California and its subsidiaries are collectively referred to herein as “NAICC.” The operations of NAICC are in property and casualty insurance. NAICC writes non-standard private automobile insurance in the western United States, primarily California.
      The condensed consolidated financial statements include the accounts of Danielson. Companies in which Danielson has significant influence are accounted for using the equity method. Those companies in which Danielson owns less than 20% are accounted for using the cost method. Certain prior period amounts, including various revenues and expenses, have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. All intercompany transactions and balances have been eliminated.
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

2.	Covanta Acquisition
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
      The following table summarizes the final allocation of values to the assets acquired and liabilities assumed at the date of acquisition in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 109 “Accounting for Income Taxes”. In addition to the purchase price allocation adjustments, Covanta’s emergence from Chapter 11 proceedings on March 10, 2004 resulted in Covanta becoming a new reporting entity and adoption of fresh start accounting as of that date, in accordance with AICPA Statement of Position (“SOP”) 90-7, “Financial Reporting by

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Entities in Reorganization Under the Bankruptcy Code”. Final fair value determinations of the tangible and intangible assets were made by management based on anticipated discounted cash flows using currently available information. Management’s estimate of the fair value of long-term debt was based on the new principal amounts of recourse debt that was part of the reorganized capital structure of Covanta upon emergence. Management’s estimate of the fair value of project debt was based on market information available to Covanta. Covanta engaged valuation consultants to review its valuation methodology which was concluded in the first quarter of 2005.
      The following depicts the summary balance sheet of Covanta after the final purchase price allocation as of March 10, 2004 (in thousands of dollars):

Current assets	$522,659
Property, plant and equipment	814,369
Intangible assets	191,943
Other assets	327,065

Total assets acquired	$1,856,036

Current liabilities	$364,480
Long-term debt	328,053
Project debt	850,591
Deferred income taxes	88,405
Other liabilities	176,982

Total liabilities assumed	$1,808,511

Net assets acquired	$47,525

      The acquired intangible assets of $191.9 million primarily relate to service and energy agreements on publicly-owned waste-to-energy projects with an approximate 17-year weighted average useful life. However, many such contracts have remaining lives that are significantly shorter.
      The results of operations from Covanta are included in Danielson’s consolidated results of operations from March 11, 2004. The following table sets forth certain unaudited consolidated operating results for the quarter ended March 31, 2004, as if the acquisition of Covanta were consummated on the same terms at the beginning of the period (in thousands of dollars, except per share amounts).

Total revenues	$183,290
Net income	$4,199
Basic net income per share	$0.10
Diluted net income per share	$0.10

3.	New Accounting Pronouncements
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

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      In April 2005, the SEC modified the initial dates for mandatory adoption to the first annual period beginning on or after June 15, 2005. The extended adoption dates are optional and registrants are permitted to adopt SFAS 123R earlier. Danielson is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning on January 1, 2006.
      Under SFAS 123R, Danielson must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Danielson is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on Danielson’s consolidated results of operations and earnings per share. Danielson has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

4.	Incentive Compensation Plans
      Stock-based compensation cost is measured using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) for the directors and employees of Danielson and its subsidiaries. Pro forma net income (loss) and income (loss) per share are disclosed below as if the fair value based method of accounting under SFAS No. 123 had been applied to all stock-based compensation awards (in thousands of dollars, except per share amounts).

	Three Months Ended

	March 31, 2005	March 31, 2004

Stock option income (expense) included in net income (loss)	$20	$(10)

Net income (loss) as reported	10,303	(2,173)
Pro forma compensation expense	(1,187)	(46)

Pro Forma net income (loss)	$9,116	$(2,219)

Basic earnings (loss) per share:
As reported	$0.14	$(0.04)
Pro forma	$0.12	$(0.05)
Diluted earnings (loss) per share:
As reported	$0.13	$(0.04)
Pro forma	$0.12	$(0.05)
      Danielson accelerated the vesting period for 330,000 options from February 28, 2006 to March 21, 2005. The average of the high and low trading price for Danielson’s common stock on March 18, 2005, the new measurement date, was $16.48. The exercise price is $7.43. At the time the options were granted, they had a fair value per option of $5.68 using the Black-Scholes valuation model. The 2004 pro forma after-tax compensation expense under SFAS No. 123 related to the options for which the vesting period was accelerated was $0.2 million. The pro forma after-tax compensation expense related to the options for which vesting was accelerated, which would otherwise have not been included in the first quarter of 2005 was $0.8 million. The purpose of the acceleration was to permit officers and employees who held the options to

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
exercise their options and participate in Danielson’s rights offering to be concluded in connection with Danielson’s acquisition of American Ref-Fuel Holdings Corp. (“Ref-Fuel”) to ensure that those participants’ rights with respect to this subset of options was not diluted by the issuance of the new shares.
      Under APB No. 25 and authoritative interpretations, when the vesting provisions are modified Danielson is only required to recognize compensation expense for the estimated portion of the award that, absent the modification, would have expired unexercisable. Accordingly, Danielson estimated the number of employees who might cease to be employees prior to the original vesting date of February 28, 2006. Danielson anticipates that all employees will remain employees through the original vesting date, based upon compensation structure of the employees holding these options, including the vesting provisions of other awards, and the diminutive period of time remaining until February 28, 2006. Danielson would be required to recognize compensation expense of up to $2.9 million if all employees holding the subset of options were to cease being employees of Danielson prior to the original vesting date. If one or more employee were to cease being employees, Danielson would be required to revise its estimate quarterly and recognize compensation expense in an amount equal to that employee’s vested options divided by 330,000 and applying that ratio to $2.9 million.

5.	Earnings (Loss) Per Share
      Per share data is based on the weighted average number of Danielson’s, par value $0.10 per share, common stock outstanding during the relevant period. Basic earnings per share are calculated using only the average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding common stock issuable for stock options, rights and convertible notes whether or not currently exercisable (in thousands of dollars, except per share amounts).

	Three Months Ended
	March 31,

	2005	2004

Net income (loss)	$10,303	$(2,173)

Basic earning (loss) per share:
Weighted average basic common shares outstanding	72,964	49,163

Basic earning (loss) per share	$0.14	$(0.04)

Diluted earnings (loss) per share:
Weighted average basic common shares outstanding	72,964	49,163
Stock options	901	A
Restricted stock	561	A
Rights	2,646	A

Weighted average diluted common shares outstanding	77,072	49,163

Diluted earnings (loss) per share	$0.13	$(0.04)

Number of potentially issuable shares excluded from the diluted common shares outstanding	—	31,273

A — Antidilutive

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Pass Through Costs
      Pass through costs are costs for which Covanta receives a direct contractually committed reimbursement from the municipal client which sponsors a waste-to-energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in Danielson’s consolidated financial statements. Total pass through costs for three months ended March 31, 2005 and the period March 11, 2004 through March 31, 2004, were $17.0 million and $2.3 million, respectively.

7.	Revenues and Unbilled Service Receivables
      The following table summarizes the components of Energy’s service revenues for the three months ended March 31, 2005 and the period March 11, 2004 through March 31, 2004 (in thousands of dollars).

		For the period
	For the three	March 11
	months ended	through
	March 31,	March 31,
	2005	2004

Service revenue unrelated to project debt	$91,633	$21,114
Revenue earned explicitly to service project debt-principal	12,027	2,511
Revenue earned explicitly to service project debt-interest	7,798	1,830

Total service revenue	$111,458	$25,455

      Unbilled service receivables include fees related to the principal portion of debt service earned to service project debt principal where such fees are expressly included as a component of the service fee paid by the municipality pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by municipalities relating to project debt principal, Covanta records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to waste-to-energy operations are recorded at their discounted amounts.
      Energy Services electricity and steam sales included lease income of approximately $24.4 million for the three months ended March 31, 2005 and $6.1 million for the period March 11, 2004 through March 31, 2004.

8.	Equity in Income and Losses of Equity Investees
      Danielson and ACL sold their investment in GMS on October 6, 2004. Danielson sold its investment in Vessel Leasing to ACL on January 13, 2005. The reported net income for the quarters ended March 31, 2005 and 2004, included under the caption “Equity in net income from unconsolidated investments” was the following (in thousands of dollars):

	March 31,	March 31,
	2005	2004

Equity in net income of unconsolidated Energy investments	$6,460	$153
Marine Services:
GMS loss	—	(19)
Vessel Leasing income	—	102

Equity in net income of unconsolidated Marine Services subsidiaries	—	83

Equity in net income of unconsolidated investments	$6,460	$236

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Activity for the equity investees for the quarters ended March 31, 2005 and 2004 was as follows (in thousands of dollars):

March 31, 2005
Quezon Power

Revenue	$60,817
Operating income	25,032
Net income	17,558

	March 31, 2004

		Vessel
	GMS	Leasing	Quezon Power

Revenue	$13,778	$1,240	$12,042
Operating income	1,111	758	5,147
Net income (loss)	(354)	204	3,234

9.	Pension and Postretirement Benefits

Energy
      Net periodic defined benefit pension expenses and other post-retirement benefit expense were as follows (in thousands of dollars):

	Pension Benefits		Other Post-Retirement Benefits

		For the period		For the period
	For the three months	March 11,	For the three months	March 11,
	ended	through	ended	through
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Service cost	$1,806	$484	$—	$—
Interest cost	997	200	164	39
Expected return on plan assets	(754)	(137)	—	—

Net periodic benefit cost	$2,049	$547	$164	$39

Insurance Services
      Net periodic defined benefit pension expense was not significant for the three months ended March 31, 2005 and 2004.

10.	Service and Energy Contracts and Other Intangible Assets
      As of March 10, 2004, service and energy contracts were recorded at their fair market values, in accordance with SFAS No. 141, based upon discounted cash flows from the service contracts on publicly-owned projects and the “above market” portion of the energy contracts on Covanta-owned projects using currently available information. Amortization was calculated by the straight-line method over the remaining contract lives. The remaining weighted-average life of the agreements is approximately 17 years. However, many of such contracts have remaining lives that are significantly shorter.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The future amortization expense of service and energy contracts and other intangible assets as of March 31, 2005 was as follows (in thousands of dollars):

For the Year Ended	Amount

2005 (after March 31, 2005)	$13,172
2006	17,563
2007	17,230
2008	15,567
2009	15,567
2010	13,587
Thereafter	80,422

Total	$173,108

      Amortization expense related to service and energy contracts and other intangible assets for the three months ended March 31, 2005 was $4.4 million and $1.4 million for the period March 11, 2004 through March 31, 2004.

11.	Business Segments
      Danielson has two reportable business segments — Energy and Insurance. Energy develops, constructs, owns and operates for others key infrastructure for the conversion of waste-to-energy and independent power production in the United States and abroad. The Insurance segment writes property and casualty insurance in the western United States, primarily in California.
      Segment information is presented consistently with the basis described in Danielson’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. There has been no material change in total assets or liabilities by segment. Segment results for the three months ended March 31, 2005 and 2004 are shown below (in thousands of dollars):

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004

Revenues:
Energy
Domestic	$134,967	$29,797
International	35,969	9,179

Subtotal energy	170,936	38,976
Insurance	4,001	6,899
Corporate	100	86

Total revenues	$175,037	$45,961

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004

Income (loss) from operations:
Energy
Domestic	$8,382	$1,782
International	5,320	2,692

Subtotal energy	13,702	4,474
Insurance	157	104
Corporate	100	(693)

Income from operations	13,959	3,885
Other
Interest income	779	1,147
Interest expense — net	(10,321)	(8,031)
Gain on derivative instruments, unexercised ACL warrants	3,718	—

Income (loss) before income taxes, minority interests and equity in net income from unconsolidated investments	$8,135	$(2,999)

12.	ACL Warrant
      On January 12, 2005, Danielson received warrants to purchase 168,230 shares of common stock of ACL at $12.00 per share. The warrants were given to Danielson, by certain of the former creditors of ACL under the plan of reorganization. Danielson’s investment in ACL was written down to zero in 2003. Danielson determined that the aggregate fair value of the warrant on the grant date was $0.8 million.
      Danielson recorded the warrants as a derivative security in accordance with Statement of Financial Accounting Standard No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Danielson recorded the warrants at their aggregate fair value of $0.8 million on the grant date and subsequently marked the warrant to fair value at March 31, 2005. The adjustment to fair value will be made each financial statement date, which will result in either an increase or decrease in the warrant investment and corresponding gain or loss on derivative instruments in Danielson’s consolidated balance sheet and consolidated statement of operations, respectively. The adjustment at March 31, 2005 was an increase to the investment in ACL warrants to $4.5 million in the condensed consolidated balance sheet and a corresponding pre-tax gain on derivative instruments of $3.7 million in the condensed consolidated statement of operations.

13.	Commitments and Contingent Liabilities
      Danielson and/or its subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. Danielson assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If Danielson can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Covanta Energy Corporation
      Generally, claims and lawsuits against Covanta and its subsidiaries that had filed bankruptcy petitions and subsequently emerged from bankruptcy arising from events occurring prior to their respective petition dates, have been resolved pursuant to the Covanta Reorganization Plan, and have been discharged pursuant to the March 5, 2004 order of the Bankruptcy Court which confirmed the Covanta Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, such claims may not be discharged. For example, the claims of certain persons who were personally injured prior to the petition date but whose injury only became manifest thereafter may not be discharged pursuant to the Covanta Reorganization Plan.
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
      In June, 2001, the EPA named Covanta’s wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 potentially responsible parties (“PRPs”) at Beede Waste Oil Superfund Site, Plaistow, New Hampshire, a former waste oil recycling facility. The total quantity of waste oil alleged by EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Covanta Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. According to the EPA, the costs of response actions incurred as of January 2004 by the EPA and the State of New Hampshire Department of Environmental Services (“DES”) total approximately $19 million, and the estimated cost to implement the remedial alternative selected in the Record of Decision is an additional $48 million. Covanta Haverhill, Inc. is participating in discussions with other PRPs concerning the EPA’s selected remedy for the site, in anticipation of eventual settlement negotiations with the EPA and DES. Covanta Haverhill, Inc.’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. Covanta believes that based on the amount of waste oil materials Covanta Haverhill, Inc. is alleged to have sent to the site, its liability will not be material to Covanta’s results of operation and financial position.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Other Matters
      During the course of the Chapter 11 cases, the Debtors and certain contract counterparties reached agreement with respect to material restructuring of their mutual obligations in connection with several waste-to-energy projects. The Debtors were also involved in material disputes and/or litigation with respect to the Warren County, New Jersey waste-to-energy for which matters remain unresolved. As a result, Covanta’s subsidiaries involved in these projects remain in Chapter 11 and are not consolidated in Covanta’s consolidated financial statements. Covanta expects that the outcome of the issues described below will not have a material adverse effect Covanta’s results of operations and financial position.
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
      Also as part of Covanta’s emergence from bankruptcy, Covanta and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse Covanta for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit Covanta to advance up to $2 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of March 31, 2005, Covanta Warren owed Covanta $0.9 million.
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

14.	Related Party Transactions
      Danielson and Covanta have entered into a corporate services agreement, pursuant to which Danielson provides to Covanta, at Covanta’s expense, administrative and professional services and Covanta pays Danielson’s expenses. These expenses are recorded in the accounts of Covanta’s consolidated financial statements. These amounts totaled $1.0 million for the quarter ended March 31, 2005 and zero for the period March 11, 2004 through March 31, 2004. The amounts accrued under these arrangements totaled $0.5 million and zero for the three months ended March 31, 2005 and the period March 11, 2004 through March 31, 2004, respectively.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      ACL was an indirect, wholly-owned subsidiary of Danielson prior to the bankruptcy proceedings. At that same time, SZ Investments, LLC’s equity ownership in Danielson was approximately 18%. SZ Investments, LLC is controlled by Samuel Zell. Another affiliate of Mr. Zell, HY I Investments, LLC, was a holder of approximately 42% of ACL’s Senior Notes and PIK Notes. The holders of ACL’s Senior Notes were among the class of grantors of the warrants to Danielson. See Note 12 to the Notes to the Condensed Consolidated Financial Statements.

15.	Restatements
      Subsequent to the issuance of Danielson’s March 31, 2004 unaudited condensed consolidated financial statements in its Quarterly Report on Form 10-Q, management determined that current restricted funds held in trust at certain of Covanta’s international subsidiaries and certain other restricted funds and emergence costs related to its reorganization should not have been included in cash and cash equivalents as of the Effective Date and as of March 31, 2004. Additionally, certain debt, previously recorded as recourse debt, at certain of Danielson’s international subsidiaries should have been included in project debt at those dates. As a result, Covanta’s opening consolidated balance sheet as of the Effective Date and Danielson’s condensed consolidated balance sheet as of March 31, 2004 have been restated from the amounts previously reported to include such funds as restricted funds held in trust and to include such debt as project debt. Furthermore, the consolidated statements of cash flows for the first quarter of 2004 have been restated from the amounts previously reported to include such funds as restricted funds held in trust. The restatements had no impact on the Danielson’s shareholders’ equity as of March 31, 2004 or on the consolidated statements of operations for the three months ended March 31, 2004.
      The following tables summarize the significant effects of the restatements referred to above (in thousands of dollars).

	As of March 31, 2004

	As Previously
	Reported	As Restated

Condensed Consolidated Balance Sheet
Current assets
Cash and cash equivalents	$111,703	$77,787
Restricted funds for emergence costs	—	84,965
Restricted funds held in trust	162,370	112,821
Current Liabilities
Current portion of recourse debt	9,631	21
Current portion of project debt	94,134	103,744
Non-current liabilities
Recourse debt	337,775	336,515
Project debt	847,003	848,263

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	March 31, 2004

	As Previously
	Reported	As Restated

Consolidated Statements of Cash Flows
Net cash provided by (used in) financing activities of continuing operations	$(17,614)	$197
Net cash provided by investing activities	104,159	66,492
Net cash provided by (used in) financing activities	7,206	(6,854)
Net increase in cash and cash equivalents	93,751	59,835
Cash and cash equivalents at end of period	111,703	77,787

16.	Recent Developments — Proposed Acquisition of American Ref-Fuel Corp.
      On January 31, 2005, Danielson entered into a stock purchase agreement (the “Purchase Agreement”) with American Ref-Fuel Corp. (“Ref-Fuel”), an owner and operator of waste-to-energy facilities in the northeast United States, and Ref-Fuel’s stockholders (the “Selling Stockholders”) to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, Danielson will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel, which as of December 31, 2004 was approximately $1.2 billion. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      The acquisition is expected to close when all of the closing conditions to the Purchase Agreement have been satisfied or waived. These closing conditions include the receipt of approvals, consents and the satisfaction of all waiting periods as required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) and as required by certain governmental authorities such as the Federal Energy Regulatory Commission (“FERC Approval”) and other applicable regulatory authorities. On March 21, 2005, Danielson received notice of termination of the waiting period under HSR and on March 29, 2005, Danielson received FERC approval. Other closing conditions of the transaction include Danielson’s completion of debt financing and an equity rights offering, as further described below, Danielson arranging letters of credit or other financial accommodations in the aggregate amount of $100 million to replace two currently outstanding letters of credit that have been entered into by two respective subsidiaries of Ref-Fuel and issued in favor of a third subsidiary of Ref-Fuel, and other customary closing conditions. While it is anticipated that all of the applicable conditions will be satisfied, there can be no assurance as to whether or when all of those conditions will be satisfied or, where permissible, waived.
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

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
termination fee stock and Danielson has deposited $10 million in cash in an escrow account pursuant to the terms of an escrow agreement.
      Danielson intends to finance this transaction through a combination of debt and equity financing. The equity component of the financing is expected to consist of an approximately $400 million offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share (the “Ref-Fuel Rights Offering”). In the Ref-Fuel Rights Offering Danielson’s existing stockholders will be issued rights to purchase Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held. The statements contained herein shall not constitute an offer to sell or solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made in compliance with all applicable securities laws.
      Three of Danielson’s largest stockholders, SZ Investments L.L.C. (together with its affiliate EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of its shares, “SZ Investments”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“TAVF”), and D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing ownership of approximately 40% of Danielson’s outstanding common stock, have committed to participate in the Ref-Fuel Rights Offering and acquire their pro rata portion of the shares. As consideration for their commitments, Danielson will pay each of these stockholders an amount equal to 1.5% to 2.25% of their respective equity commitments, depending on the timing of the transaction. Danielson agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Danielson undertake an underwritten offering within twelve months of the closing of the acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      Danielson also expects to complete its previously announced rights offering for up to three million shares of its common stock to certain holders of 9.25% debentures issued by Covanta at a purchase price of $1.53 per share (the “9.25% Offering”). Danielson has executed a letter agreement with Laminar pursuant to which Danielson agreed to restructure the 9.25% Offering if that offering has not closed prior to the record date for the Ref-Fuel Rights Offering so that the holders that participate in the 9.25% Offering are offered additional shares of Danielson common stock at the same purchase price as in the Ref-Fuel Rights Offering and in an amount equal to the number of shares of common stock that such holders would have been entitled to purchase in the Ref-Fuel Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the Ref-Fuel Rights Offering. Danielson has filed a registration statement with the SEC to register the 9.25% Offering which registration has not been declared effective, and such offering has not commenced as of the date of this filing.
      Assuming exercise of all rights in the Ref-Fuel Rights Offering and the purchase of three million shares in the 9.25% Offering, Danielson estimates that it will have approximately 149 million shares outstanding following the consummation of both rights offerings.
      Danielson has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package for Covanta necessary to finance the acquisition, as well as to refinance the existing recourse debt of Covanta and provide additional liquidity for Danielson. This financing shall consist of two tranches, each of which is secured by pledges of the stock of Covanta’s subsidiaries that has not otherwise been pledged, guarantees from certain of Covanta’s subsidiaries and all other available assets of Covanta’s subsidiaries. The first tranche, a first priority senior secured bank facility, is expected to be made up of a $250 million term loan facility, a $100 million revolving credit facility and a $340 million letter of credit facility. The second tranche is a second priority senior secured variable rate term loan facility due 2013, expected to be in the principal amount $425 million, fifty percent of which may be converted to fixed rate notes within 120 days following closing, at Covanta’s option and without premium or penalty.

DANIELSON HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The closing of the financing and receipt of proceeds under the Ref-Fuel Rights Offering are closing conditions under the Purchase Agreement. The proceeds that must be received by Danielson in the Ref-Fuel Rights Offering will be equal to the difference between $399 million and the sum of the cash contributed as common equity to Covanta by Danielson from its unrestricted cash, and not more than $25 million of cash from Covanta.
      Immediately upon closing of the acquisition, Ref-Fuel will become a wholly-owned subsidiary of Covanta, and Covanta will control the management and operations of the Ref-Fuel facilities. The current project and other debt of Ref-Fuel subsidiaries will not be refinanced in connection with the acquisition, except to the extent certain subsidiaries of Ref-Fuel may be required to repurchase outstanding notes from existing holders. The amount of notes repurchased, if any, may not exceed $425 million. Danielson’s existing commitments from Goldman Sachs Credit Partners and Credit Suisse First Boston provide sufficient financing for any such repurchases. In addition, existing revolving credit and letter of credit facility of American Ref-Fuel Company LLC (the direct parent of each Ref-Fuel project company) will be cancelled and replaced with new facilities at the Covanta level.
      Danielson estimates that there will be approximately $45 million in aggregate transaction expenses, including customary underwriting and commitment fees, relating to the first and second tranches described above. To the extent that Ref-Fuel subsidiaries are required to repurchase notes as described above, Danielson will incur additional commitment fees on the notes repurchased, plus additional transaction costs relating to such repurchases. The amount of such additional fees and transaction costs will depend on whether and to what extent any such repurchases are required.
      There can be no assurance that Danielson will be able to complete the acquisition of Ref-Fuel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
      Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Danielson and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Danielson cautions investors that any forward-looking statements made by Danielson are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Danielson include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of Danielson’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 and in registration statements and other securities filings by Danielson.
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
Additional Information
      The following discussion addresses the financial condition of Danielson as of March 31, 2005, and its results of operations for the three months ended March 31, 2005 as compared with the same period last year. It should be read in conjunction with Danielson’s Unaudited Condensed Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2005 and 2004 also contained in this report. It should also be read in conjunction with Danielson’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004 and Management’s Discussion and Analysis included in Danielson’s 2004 Annual Report on Form 10-K, as amended, to which the reader is directed for additional information. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations, but rather an update of the previous disclosures.
      The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of Danielson’s business as well as competitive and other market conditions, calls for caution in estimating full year results based on interim results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. As described in Note 2 of the Notes to the

Condensed Consolidated Financial Statements, Danielson’s purchase accounting of its acquisition of Covanta reflects a final allocation of value to the assets acquired and liabilities assumed.
      As used in this Item 2, the term “Covanta” refers to Covanta Energy Corporation, “Domestic Covanta” refers to Covanta and its subsidiaries engaged in the waste-to-energy and independent power businesses in the United States; and “CPIH” refers to Covanta’s subsidiary, Covanta Power International Holdings, Inc. and its subsidiaries engaged in the independent power business outside the United States.
      On March 10, 2004, Covanta and most of its subsidiaries engaged in waste-to-energy, water and independent power production in the United States consummated a reorganization (“Covanta Reorganization Plan”) and emerged from proceedings under Chapter 11 of the Bankruptcy Code (“Chapter 11”). As a result of the consummation of the Covanta Reorganization Plan, Covanta is a wholly owned subsidiary of Danielson. The subsidiaries of Covanta that own and operate the Warren County, New Jersey, and Lake County, Florida, waste-to-energy facilities and the Covanta subsidiaries which were engaged in the Tampa Bay desalination facility (together the “Remaining Debtors”) remained in Chapter 11 proceeding. At March 10, 2004, Covanta no longer included these entities as consolidated subsidiaries in its financial statements. Covanta’s investment in these entities was recorded on its financial statements using the cost method as of March 10, 2004. The results of operations and financial condition of Domestic Covanta and CPIH are consolidated for financial reporting purposes from the date of acquisition.
      Subsequently, the subsidiaries of Covanta that were involved in the Tampa Bay desalination project emerged from bankruptcy on August 6, 2004. In connection with the settlement of litigation associated with the Tampa Bay project, these subsidiaries emerged from bankruptcy without material assets or liabilities, and without contractual rights to operate the Tampa Bay facility. In addition, the subsidiaries of Covanta involved in the Lake County, Florida waste-to-energy facility reached agreements with their counterparties and emerged from bankruptcy on December 14, 2004. The Lake County subsidiaries are consolidated in Covanta’s financial statements as of December 14, 2004.
EXECUTIVE SUMMARY
      Danielson is organized as a holding company with substantially all of its operations conducted in the insurance services industry prior to the acquisition of Covanta’s energy business. As a result of the consummation of the Covanta acquisition on March 10, 2004, the future performance of Danielson will predominantly reflect the performance of Covanta’s operations which are significantly larger than Danielson’s insurance operations. Throughout 2004, Danielson also had subsidiaries engaged in the marine services industry which, beginning in 2003, were accounted for under the equity method. Most of these subsidiaries were involved in the bankruptcy proceeding of ACL, pursuant to which these subsidiaries were sold or reorganized. On December 30, 2004 a plan of reorganization was confirmed (without any material conditions) and on January 10, 2005, these subsidiaries emerged from bankruptcy, and Danielson’s ownership interests in ACL were cancelled. Danielson received warrants to purchase three percent of ACL’s new common stock from certain creditors of ACL.
      As discussed in Note 12 in the Notes to the Condensed Consolidated Financial Statements, on January 12, 2005, Danielson received 168,230 warrants to purchase the common stock of ACL at $12.00 per share. The warrants were given to Danielson, by certain of the former creditors of ACL. Danielson’s investment in ACL was written down to zero in 2003.
      Danielson recorded the warrants as a derivative security in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Accordingly, Danielson recorded the warrants at their fair value on the date of grant of $0.8 million and subsequently marked the warrants to fair value at March 31, 2005. An adjustment to fair value will be made each financial statement date, which will result in either an increase or decrease in the warrant investment and corresponding gain or loss on derivative instruments in Danielson’s consolidated balance sheet and consolidated statement of operations, respectively. The adjustment at March 31, 2005 was an increase to the investment in ACL warrants to $4.5 million in the condensed consolidated balance sheet and a corresponding pre-tax gain on derivative instruments of $3.7 million in the condensed consolidated statement of operations.
      During 2004, Danielson owned a direct 5.4% interest in GMS and a direct 50% interest in Vessel Leasing. Neither of these two companies filed for Chapter 11 protection. GMS was a joint venture among ACL, Danielson and a third party, which owned and operated marine terminals and warehouse operations. Vessel Leasing was a joint venture between ACL and Danielson which leased barges to ACL’s barge transportation operations. Danielson, GMS and Vessel Leasing were not guarantors of ACL’s debt nor were they liable for any of ACL’s liabilities. On October 6, 2004, Danielson and ACL sold their interest in GMS to the third party joint venture member, and on January 13, 2005 Danielson sold its interest in Vessel Leasing to ACL. As a result, Danielson no longer is engaged in the marine services business.
      The nature of Danielson’s business, the risks attendant to such business and the trends that it will face has been significantly altered by the acquisition of Covanta and disposition of its marine services business. Accordingly, Danielson’s prior financial performance will not be comparable with its future performance and readers are directed to Management’s Discussion and Analysis of Covanta’s Business below for a discussion of management’s perspective on important factors of operating and financial performance.
      In addition to the risks attendant to the operation of the Covanta energy business in the future and the integration of Covanta and its employees into Danielson, the ability of Danielson to utilize its net operating loss carryforwards (“NOL”) to offset taxable income generated by the Covanta operations will have a material affect on Danielson’s financial condition and results of operations. NOLs predominantly arose from predecessor insurance entities of Danielson (formerly named Mission Insurance Group Inc.)
      Danielson had NOLs estimated to be approximately $516 million for federal income tax purposes at December 31, 2004. The NOLs will expire in various amounts from December 31, 2005 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Danielson’s tax consolidated group. The IRS has not audited any of Danielson’s tax returns.
      A portion of Danielson’s NOLs were utilized in 2004 as a result of income Danielson recognized in connection with ACL’s emergence from bankruptcy business, Covanta’s operations and from income from certain grantor trusts relating to Danielson’s historic insurance.
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
      Danielson, on a parent-only basis, derives income primarily from investment returns on portfolio securities. Therefore, the analysis of Danielson’s results of operations and financial condition is generally done on a business segment basis. Danielson’s long-term strategic and business objective is to enhance the value of its investment in Covanta, and acquire businesses that will allow Danielson to earn an attractive return on its investments.
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
      The results of operations from Covanta are included in Danielson’s consolidated results of operations from March 10, 2004. However, given the significance of the Covanta acquisition to Danielson’s future results of operations and financial condition, the energy business segment discussion includes combined information for the three months ended March 31, 2004 in order to provide a more informative comparison of results. Predecessor information refers to financial information of Covanta and its subsidiaries pertaining to periods prior to Danielson’s acquisition of Covanta on March 10, 2004.
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
      If the purchase agreement is terminated with Ref-Fuel because of Danielson’s failure to complete the Ref-Fuel Rights Offering and financing as described below, and all other closing conditions are capable of being satisfied, Danielson must pay to the Selling Stockholders of Ref-Fuel a termination fee of $25 million, of which no less than $10 million shall be paid in cash and of which up to $15 million may be paid in shares of Danielson’s common stock, at Danielson’s election, based upon a price of $8.13 per share. As of the date of the Purchase Agreement Danielson entered into a registration rights agreement granting registration rights to such owners with respect to such stock, and deposited $10 million in cash in an escrow account pursuant to the terms of an escrow agreement.
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
      Three of Danielson’s largest stockholders, SZ Investments (together with EGI Fund (05-07) Investors, LLC), TAVF, and Laminar, representing ownership of approximately 40% of Danielson’s outstanding common stock, have each severally committed to participate in the Ref-Fuel Rights Offering and acquire their pro rata portion of the shares.
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
      The acquisition and financing are expected to close during the second quarter of 2005. Management is currently focused on obtaining financing for the transaction. There can be no assurance that the proposed acquisition or its related financings will be completed.

Cash Flow — Parent
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

      For the three months ended March 31, 2005, cash provided by parent-only operating activities was $0.6 million. Cash used in operations was primarily attributable to expenses incurred but not yet reimbursed by Covanta in accordance with the corporate service agreement. Net cash used in investing activities was $9 million in the three months ended March 31, 2005 and was due to a $10 million cash deposit into escrow for the pending acquisition of Ref-Fuel and the payment of acquisition costs of $1.5 million, offset by the sale of its investment in Vessel Leasing for $2.5 million. Net cash provided by financing activities was $1.0 million from the exercise of stock options for the three months ended March 31, 2005.

Liquidity and Capital Resources — Parent
      For the three months ended March 31, 2005, Danielson, on a parent-only basis, held cash and investments of approximately $17.6 million, of which $7.6 million was available to pay general corporate expenses and general working capital purposes. On March 10, 2004, Danielson entered into a corporate reimbursement agreement with Covanta. Corporate expenses including administrative costs, professional fees and other costs and services provided to Covanta as well as other operating expenses will be reimbursed by Covanta.
      As of the date of the Ref-Fuel Purchase Agreement Danielson entered into a registration rights agreement granting registration rights to the Selling Stockholders with respect to such stock, and deposited $10 million in cash in an escrow account pursuant to the terms of an escrow agreement. See “Recent Developments — Agreement to Acquire American Ref-Fuel Holdings Corp.” below for a description of the proposed acquisition of Ref-Fuel.

Parent Expenses — Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
      Total parent company investment income was slightly higher for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Interest expense was zero for the three months ended March 31, 2005 compared to $4.3 million for the three months ended March 31, 2004, which included $3.1 million for amortization of deferred financing costs and $1.2 million of accrued interest on the Covanta bridge financing. The Covanta bridge financing was repaid in full by Danielson following consummation of a rights offering in June 2004.
      Parent company expenses were primarily the result of the corporate services agreement, entered into subsequent to the acquisition between Danielson and Covanta, pursuant to which Danielson provided to Covanta, at Covanta’s expense, certain administrative and professional services and Covanta pays Danielson’s expenses. Such expenses totaled zero and $0.8 million for the three months ended March 31, 2005 and 2004, respectively.

Segment Cash Flow Information
      Cash flow information for each of Danielson’s business segments for the three months ended March 31, 2005 and 2004 reconciles to the condensed consolidated statements of cash flows as follows (in thousands of dollars):

	Three months ended March 31, 2005

	Energy	Insurance	Parent	Total

Net cash provided by (used in) operating activities	$37,438	$(2,604)	$(605)	$34,229
Net cash provided by (used in) investing activities	(6,078)	3,559	(9,027)	(11,546)
Net cash provided by (used in) financing activities	(51,460)	—	1,013	(50,447)
Net increase (decrease) in cash and cash equivalents	(20,100)	955	(8,619)	(27,764)

	Three months ended March 31, 2004

	Energy	Insurance	Parent	Total

Net cash provided by (used in) operating activities	$7,262	$(5,973)	$(1,092)	197
Net cash provided by (used in)investing activities(1)	(592)	8,663	58,421	66,492
Net cash provided by (used in) financing activities	(6,428)	(820)	394	(6,854)
Net increase in cash and cash equivalents	242	1,870	57,723	59,835

(1)	Parent includes energy cash acquired of $57,795 in Energy segment
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
      In its Domestic segment, Covanta designs, constructs, and operates key infrastructure for municipalities and others in waste-to-energy and independent power production. Domestic Covanta’s principal business, from which Covanta earns most of its revenue, is the operation of waste-to-energy facilities. Waste-to-energy facilities combust municipal solid waste as a means of environmentally sound waste disposal, and produce energy that is sold as electricity or steam to utilities and other purchasers. Domestic Covanta generally operates waste-to-energy facilities under long term contracts with municipal clients. Some of these facilities are owned by Domestic Covanta, while others are owned by the municipal client or other third parties. For those facilities owned by it, Domestic Covanta retains the ability to operate such projects after current contracts expire. For those facilities not owned by Domestic Covanta, municipal clients generally have the contractual right, but not the obligation, to extend the contract and continue to retain Domestic Covanta’s service after the initial expiration date. For all waste-to-energy projects, Domestic Covanta receives revenue from two primary sources: fees it charges for processing waste received; and payments for electricity and steam.
      In addition to its waste-to-energy projects, Domestic Covanta operates, and in some cases has ownership interests in, other renewable energy projects which generate electricity from wood waste, landfill gas, and hydroelectric resources. The electricity from these projects is sold to utilities. For these projects, Domestic Covanta receives revenue from electricity sales, and in some cases cash from equity distributions.
      Domestic Covanta also operates one water project which produces potable water that is distributed by a municipal entity. For this project, Domestic Covanta receives revenue from service fees it charges the municipal entity. Domestic Covanta previously had operated several small waste water treatment projects pursuant to contractual arrangements with municipal entities or other customers. During 2004, Domestic Covanta’s operating contracts for these projects were either terminated or transferred to third parties. The termination of these operations did not have a material effect on Covanta. Covanta does not expect to grow its water business, and may consider further divestitures.
      In its International segment as of March 31, 2005, CPIH had ownership interests in, and/or operated, independent power production facilities in the Philippines, China, Bangladesh, India, and Costa Rica, and one waste-to-energy facility in Italy. The Costa Rica facilities generate electricity from hydroelectric resources while the other independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. For these projects, CPIH receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

Optimizing Cash
      An important objective of management is to provide reliable service to its clients while generating sufficient cash to meet its recourse debt service and liquidity needs. Maintaining historic facility production levels and optimizing cash receipts is necessary to ensure that Covanta has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments. Covanta does not expect to receive any cash contributions from Danielson, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to Danielson.
      Covanta believes that when combined with its other sources of liquidity, Domestic Covanta’s operations should generate sufficient cash to meet operational needs, capital expenditures and debt service due prior to maturity on its corporate debt. Therefore in order to optimize cash flows, management believes it must seek to continue to operate and maintain Domestic Covanta’s facilities consistent with historical performance levels, and to avoid increases in overhead and operating expenses in view of the largely fixed nature of Domestic Covanta’s revenues. Management will also seek to maintain or enhance Domestic Covanta’s cash flow from renewals or replacement of existing contracts (which begin to expire in October 2007), and from new contracts to expand existing facilities or operate additional facilities. Domestic Covanta’s ability to grow cash flows by investing in new projects is limited by debt covenants in its principal financing agreements, and by the scarcity of opportunities for developing and constructing new waste-to-energy facilities.
      Covanta believes that CPIH’s operations should also generate sufficient cash to meet its operational needs, capital expenditures and debt service prior to maturity on its corporate debt. However, due to risks inherent in foreign operations, CPIH’s receipt of cash distributions can be less regular and predictable than that of Domestic Covanta. Management believes that it must continue to operate and maintain CPIH’s facilities consistent with historical performance levels to enable its subsidiaries to comply with respective debt covenants and make cash distributions to CPIH. It will also seek to refinance its corporate indebtedness, or sell their existing projects in an amount sufficient to repay such indebtedness, at or prior to its maturity in March 2007. In those jurisdictions where its subsidiaries’ energy purchasers, fuel suppliers or contractors may experience difficulty in meeting payment or performance obligations on a timely basis, CPIH must seek arrangements which permit the subsidiary to meet all of its obligations. CPIH’s ability to grow by investing in new projects is limited by debt covenants in its principal financing agreements.
      Domestic Covanta and CPIH each emerged from bankruptcy with material amounts of corporate debt. As of March 31, 2005 Domestic Covanta had outstanding corporate debt in the principal amount of $236.7 million, comprised of (i) secured notes due in 2011 in the amount of $208.7 million (accreting to $230 million at maturity) and (ii) unsecured notes due 2012 in the amount of $24 million (which are estimated to increase to approximately $28 million through the issuance of additional notes). As of March 31, 2005, Domestic Covanta also had credit facilities for liquidity and the issuance of letters of credit in the amount of $119.7 million, which credit facilities expire in 2009. The amount of the credit facility available for liquidity was $10 million. As of March 31, 2005, CPIH had outstanding corporate debt in the principal amount of $77.1 million and available credit facilities for liquidity in the amount of $8.8 million. Additional information on Domestic Covanta’s and CPIH’s debt and credit facilities is provided below in “Capital Resources and Commitments” and in “Liquidity.”
      Creditors under Domestic Covanta’s debt and credit facilities do not have recourse to CPIH, and creditors under CPIH’s debt and credit facilities do not have recourse to Domestic Covanta. Cash generated by Domestic Covanta businesses is managed and held separately from cash generated by CPIH businesses. Therefore, under current financing arrangements the assets and cash flow of each of Domestic Covanta and CPIH are not available to the other, either to repay the debt or to satisfy other obligations.
      Domestic Covanta’s ability to optimize its cash flow should be enhanced under the Tax Sharing Agreement with Danielson. This agreement provides that Danielson will file a federal tax return for its consolidated group of companies, including the subsidiaries which comprise Domestic Covanta, and that certain of Danielson’s NOLs will be available to offset the federal tax liability of Domestic Covanta. Consequently, Domestic Covanta’s federal income tax obligations will be substantially reduced. Covanta is not obligated to make any payments to Danielson with respect to the use of these NOLs. The NOLs will expire in varying amounts from December 31, 2005 through December 31, 2023 if not used. The IRS has not audited Danielson’s tax returns. See Note 26 to Covanta’s Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 for additional information regarding Danielson’s NOLs and factors which may affect its availability to offset taxable income of Domestic Covanta. If the NOLs were not available to offset the federal income tax liability of Domestic Covanta, Domestic Covanta may not have sufficient cash flow available to pay debt service on the Domestic Covanta corporate credit facilities. Because CPIH is not included as a member of Danielson’s consolidated taxpayer group, the Tax Sharing Agreement does not benefit it.

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
      As described below in “Proposed Refinancing,” in connection with Danielson’s proposed acquisition of Ref-Fuel Danielson has received commitments to refinance both Domestic Covanta’s and to repay CPIH’s recourse debt. If it is able to close such refinancing, Covanta expects to achieve both a lower overall cost with respect to its existing corporate debt and less restrictive covenants than under its current financing arrangements.

Covanta’s Earnings
      Covanta’s emergence from bankruptcy did not affect the operating performance of its facilities or their ability to generate cash. However, as a result of the application of fresh-start and purchase accounting adjustments required upon Covanta’s emergence from bankruptcy and acquisition by Danielson, the carrying value of Covanta’s assets was adjusted to reflect their current estimated fair value based on discounted anticipated cash flows and estimates of management in consultation with valuation experts. The final adjustments resulted in future changes in non-cash items such as depreciation and amortization which will not be consistent with the amounts of such items for prior periods.
      Under applicable accounting principles to the extent that relevant information remained to be developed and fully evaluated, such preliminary estimates of fair value were allowed to be adjusted prior to March 10, 2005. Management, along with its valuation experts made the final valuation adjustments to Covanta’s assets and liabilities. See Note 2 to the Notes to the Condensed Consolidated Financial Statements for additional information on the impact of fresh-start adjustments on Covanta’s financial statements.
      Covanta’s condensed consolidated financial statements have been further adjusted to deconsolidate the Remaining Debtors from the consolidated group until they emerged or were disposed after March 10, 2004.
      Domestic Covanta owns certain waste-to-energy facilities for which the debt service (principal and interest) on project debt is expressly included as a component of the service fee paid by the municipal client. As of March 31, 2005 the principal amount of project debt outstanding with respect to these projects was approximately $647 million. In accordance with GAAP, regardless of the actual amounts paid by the municipal client with respect to this component, Covanta records revenues with respect thereto based on levelized principal payments during the contract term, which are then discounted to reflect when the principal payments are actually paid by the municipal client. Accordingly the amount of revenues recorded does not equal the actual payment of this component by the municipal client in any given contract year and the difference between the two methods gives rise to the unbilled service receivable recorded on Covanta’s balance sheet. The interest component of the debt service payment is recorded as revenue based upon the actual amount of this component paid by the municipal client.
      Covanta also owns two waste-to-energy projects for which debt service is not expressly included in the fee it is paid. Rather, Covanta receives a fee for each ton of waste processed at these projects. As of March 31, 2005, the principal amount of project debt outstanding with respect to these projects was approximately $166 million. Accordingly, Domestic Covanta does not record revenue reflecting principal on this project debt. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest when due.

Covanta Operating Performance and Seasonality
      Covanta has historically performed its operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, in its contracts at domestic projects Domestic Covanta generally has limited its exposure for risks not within its control. For additional information about such risks and damages that Domestic Covanta may owe for its unexcused operating performance failures see, “Risk Factors” included in Part I, Item 1 in Covanta’s Annual Report on Form 10-K, as amended for the year ended December 31, 2004. In monitoring and assessing the ongoing operating and financial performance of Covanta’s domestic businesses, management focuses on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.
      A material portion of Covanta’s domestic service revenues and energy revenues is relatively predictable because it is derived from long-term contracts where Domestic Covanta receives a fixed operating fee which escalates over time and a portion (typically 10%) of energy revenues. Domestic Covanta receives these revenues for performing to base contractual standards, including standards for waste processing and energy generation efficiency. These standards vary among contracts, and at three of its domestic waste-to-energy projects Covanta receives service revenue based entirely on the amount of waste processed instead of a fixed operating fee, and retains 100% of energy revenues generated. Domestic Covanta may receive material additional service and energy revenue if its domestic waste-to-energy projects operate at levels exceeding these contractual standards. Its ability to meet or exceed such standards at its domestic projects, and its general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or scrap metals, for projects where Domestic Covanta sells into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a waste-to-energy facility;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	Contract counterparties ability to fulfill their obligations, including the ability of Covanta’s various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at Domestic Covanta’s facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.

      Covanta’s quarterly income from domestic operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance and the receipt of annual incentive fees, at many waste-to-energy facilities.
      Domestic Covanta usually conducts scheduled maintenance twice each year at each of its domestic facilities, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, Domestic Covanta incurs material repair and maintenance expenses and receives less revenue, until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period generally occurs in the months of February, March and April and is typically more comprehensive and costly than the work conducted during the fall maintenance period, which usually occurs between mid-September and mid-November. As a result, Domestic Covanta has typically incurred its highest maintenance expense in the first half of the year.
      Domestic Covanta earns annual incentive revenues at most of its waste-to-energy projects by processing waste during each contract year in excess of certain contractual levels. As a result, such revenues are recognized if and when the annual performance threshold has been achieved, which can occur only near the end of each respective contract year. Many contract years coincide with the applicable municipal client’s fiscal year, and as a result, the majority of this incentive revenue has historically been recognized in the second quarter and to a lesser extent in the fourth quarter. Additionally, for the contracts where Covanta retains 100% of the waste and energy revenues, these facilities will generate higher income in the second and third quarters after the scheduled maintenance has been completed and when both waste volumes and energy rates are typically at their highest levels in the year.
      Given the seasonal factors discussed above relating to its domestic business, Domestic Covanta has typically experienced its highest operating income from its domestic projects during the second and third quarters and the lowest operating income during the first quarter.
      Covanta’s cash provided by domestic operating activities also varies seasonally. Generally cash provided by domestic operating activities follows income with a one to two month timing delay for maintenance expense payables. In addition, most capital projects are conducted during the scheduled maintenance periods. Further, certain substantial operating expenses (including annual insurance payments typically due in the fourth quarter) are accrued consistently each month throughout the year while the corresponding cash payments are made only a few times each year. Generally, the first quarter is negatively impacted to some extent as a result of such seasonal payments. These factors typically have caused Domestic Covanta’s operating cash flow from its domestic projects to be the lowest during the first quarter and the highest during the third quarter.
      Covanta’s annual and quarterly financial performance can be affected by many factors, several of which are outside Covanta’s control as are noted above. These factors can overshadow the seasonal dynamics described herein; particularly, with regard to quarterly cash from operations, which can be materially affected by changes in working capital. The first quarter of 2005 experienced a favorable change in working capital resulting from the timing of collections.

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

•	Changes in project efficiency due to equipment performance or auxiliary load;

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through tariff adjustments, or delays in the effectiveness of tariff adjustments;

•	The amounts of electricity actually requested by purchasers of electricity, and whether or when such requests are made, CPIH’s facilities are then available to deliver such electricity;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	The financial condition and creditworthiness of purchasers of power and services provided by CPIH;

•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which CPIH is paid in whole or in part in the domestic currency of the host country;

•	Restrictions in repatriating dividends from the host country; and

•	Political risks associated with international projects.
      CPIH’s quarterly income from operations and equity income vary based on seasonal factors, primarily as a result of the scheduling of plant maintenance at Quezon and Chinese facilities and lower electricity sales during the Chinese holidays. The annual major scheduled maintenance for the Quezon facility is typically planned for the first or early second quarter of each fiscal year, which reduces CPIH equity in net income of unconsolidated investments during that period. Boiler maintenance at CPIH’s Chinese facilities typically occurs in either the first or second fiscal quarters, which increases expense and reduces revenue. In addition, electricity sales are lower in the first quarter due to lower demand during the Chinese New Year. As a result of these seasonal factors, income from CPIH will typically be higher during the second half of the year compared to the first half.
      Cash distributions from operating subsidiaries and partnerships to CPIH also vary seasonally but are generally unrelated to income seasonality. CPIH receives on a monthly basis modest distributions of operating fees. In addition, CPIH receives partnership distributions, which are typically prescribed by project debt documents and occur no more than several times per year for each project. Scheduled cash distributions from the Quezon and Haripur facilities, which are material, typically occur during the second and fourth quarters. As a result, CPIH’s cash available to service the CPIH term loan is typically much greater during the second and fourth quarters than during the first and third quarters.
      CPIH’s annual and quarterly financial performance can be affected by many factors several of which are outside CPIH’s control as are noted above. These factors can overshadow the seasonal dynamics described herein.

Recent Developments — Agreement to Acquire American Ref-Fuel Holdings Corp.
      On January 31, 2005, Danielson entered into the Purchase Agreement with Ref-Fuel, an owner and operator of waste-to-energy facilities in the northeast United States, with the Selling Stockholders to purchase 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the Purchase Agreement, Danielson will pay $740 million in cash for the stock of Ref-Fuel and will assume the consolidated net debt of Ref-Fuel which as of December 31, 2004, had a carrying value of approximately $1.2 billion. After the transaction is completed, Ref-Fuel will be a wholly-owned subsidiary of Covanta.
      The acquisition is expected to close when all of the closing conditions to the Purchase Agreement have been satisfied or waived. These closing conditions include the receipt of approvals, consents and the satisfaction of all waiting periods as required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and as required by certain governmental authorities such as the FERC and other applicable regulatory authorities. On March 21, 2005, Danielson received notice of early termination of the waiting period under HSR and on March 29, 2005, Danielson received FERC approval. Other closing conditions of the transaction include the following: Danielson’s completion of debt financing and the Ref-Fuel Rights Offering, as further described below; Danielson arranging letters of credit or other financial accommodations in the aggregate amount of $100 million to replace two currently outstanding letters of credit that have been entered into by two respective subsidiaries of Ref-Fuel and issued in favor of a third subsidiary of Ref-Fuel; and other customary closing conditions. While it is anticipated that all of the applicable conditions will be satisfied, there can be no assurance as to whether or when all of those conditions will be satisfied or, where permissible, waived.
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
      If the Purchase Agreement is terminated because of Danielson’s failure to complete the Ref-Fuel Rights Offering and financing as described below, and all other closing conditions are capable of being satisfied, Danielson must pay to the Selling Stockholders of Ref-Fuel a termination fee of $25 million, of which no less than $10 million shall be paid in cash and of which up to $15 million may be paid in shares of Danielson’s common stock, at its election, calculated based on $8.13 per share. As of the date of the Purchase Agreement, Danielson entered into a registration rights agreement granting registration rights to the selling stockholders of Ref-Fuel with respect to such termination fee stock and Danielson has deposited $10 million in cash in an escrow account pursuant to the terms of an escrow agreement.
Financing the Ref-Fuel Acquisition
      Danielson intends to finance this transaction through a combination of debt and equity financing. The equity component of the financing is expected to be obtained through the Ref-Fuel Rights Offering, and expected to consist of an approximately $400 million offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders at $6.00 per share. In the Ref-Fuel Rights Offering Danielson’s existing stockholders will be issued rights to Danielson’s stock on a pro rata basis, with each holder entitled to purchase approximately 0.9 shares of Danielson’s common stock at an exercise price of $6.00 per full share for each share of Danielson’s common stock then held. The statements contained herein shall not constitute an offer to sell or solicitation of an offer to buy shares of Danielson’s common stock. Any such offer or solicitation will be made only pursuant to an effective registration statement and in compliance with all applicable securities laws.
      Three of Danielson’s largest stockholders, SZ Investments (together with its affiliate, EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of it shares), TAVF and Laminar, representing ownership of approximately 40% of Danielson’s outstanding common stock, have committed to participate in the Ref-Fuel Rights Offering and acquire their pro rata portion of the shares. As consideration for their commitments, Danielson will pay each of these stockholders an amount equal to 1.5% to 2.25% of their respective equity commitments, depending on the timing of the transaction. Danielson agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Danielson undertake an underwritten offering within twelve months of the closing of the acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      Danielson also expects to complete its previously announced rights offering for up to 3.0 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta at a purchase price of $1.53 per share pursuant to the 9.25% Offering. Danielson has executed a letter agreement with Laminar pursuant to which Danielson agreed to restructure the 9.25% Offering if that offering has not closed prior to the record date for the Ref-Fuel Rights Offering so that the holders that participate in the 9.25% Offering are offered additional shares of Danielson common stock at the same purchase price as in the Ref-Fuel Rights Offering and in an amount equal to the number of shares of common stock that such holders would have been entitled to purchase in the Ref-Fuel Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the Ref-Fuel Rights Offering.
      Assuming exercise of all rights in the Ref-Fuel Rights Offering and the purchase of 3.0 million shares in the 9.25% Offering, Danielson estimates that it will have approximately 149 million shares outstanding following the consummation of both rights offerings.
      Danielson has received a commitment from Goldman Sachs Credit Partners, L.P. and Credit Suisse First Boston for a debt financing package for Covanta necessary to finance the acquisition, as well as to refinance the existing recourse debt of Covanta and provide additional liquidity. It is currently expected that this financing shall consist of two tranches, each of which is secured by pledges of the stock of Covanta’s subsidiaries that has not otherwise been pledged, guarantees from certain of Covanta’s subsidiaries and all other available assets of Covanta’s subsidiaries. The first tranche, a first priority senior secured bank facility, is expected to be made up of a $250 million term loan facility, a $100 million revolving credit facility and a $340 million letter of credit facility. The second tranche is expected to be a second priority senior secured variable rate term loan facility due 2013, expected to be in the principal amount of $425 million, fifty percent of which may be converted to fixed rate notes within 120 days following closing, at Covanta’s option and without premium or penalty.
      Immediately upon closing of the acquisition, Ref-Fuel will become a wholly-owned subsidiary of Covanta, and Covanta will control the management and operations of the Ref-Fuel facilities. The current project and other debt of Ref-Fuel subsidiaries will not be refinanced in connection with the acquisition, except to the extent certain subsidiaries of Ref-Fuel may be required to repurchase outstanding notes from existing holders. The amount of notes repurchased, if any, may not exceed $425 million. Danielson’s existing commitments from Goldman Sachs Credit Partners and Credit Suisse First Boston provide sufficient financing for any such repurchases. In addition, existing revolving credit and letter of credit facility of American Ref-Fuel Company LLC (the direct parent of each Ref-Fuel project company) will be cancelled and replaced with new facilities at the Covanta level.
      Danielson estimates that there will be approximately $45 million in aggregate transaction expenses, including customary underwriting and commitment fees, relating to the first and second tranches described above. To the extent that Ref-Fuel subsidiaries are required to repurchase notes as described above, Danielson will incur additional commitment fees on the notes repurchased, plus additional transaction costs relating to such repurchases. The amount of such additional fees and transaction costs will depend on whether and to what extent any such repurchases are required.
      There can be no assurance that Danielson will be able to complete the Ref-Fuel Rights Offering, obtain the credit facilities or complete the acquisition of Ref-Fuel.
COVANTA’S OPERATING RESULTS

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
      The discussion below provides comparative information regarding Covanta’s historical consolidated results of operations. The information provided below with respect to revenue, expense and certain other items for periods during 2005 was affected materially by several factors which did not affect such items for comparable periods during 2004. These factors principally include:

•	The application of fresh-start and purchase accounting following Covanta’s emergence from bankruptcy, which are described in Note 2 to the Notes to the Condensed Consolidated Financial Statements;

•	The exclusion of revenue and expense after March 10, 2004 relating to the operations of the Remaining Debtors which were no longer included as consolidated subsidiaries after such date. Subsequently the Remaining Debtors involved in the Lake County, Florida waste-to-energy facility emerged from bankruptcy on December 14, 2004 and were consolidated from such date forward;

•	The exclusion of revenue and expense after May 2004 relating to the operations of the Philippines Magellan Cogeneration Project (“MCI”) facility, which commenced a reorganization proceeding under Philippine law on May 31, 2004, and is no longer included as a consolidated subsidiary after such date; and

•	The substantial reduction of revenue and expense after August 2004 relating to the Edison Bataan facility, which ceased operations due to the expiration of energy contracts.
      The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below. The Predecessor and Successor periods for 2004 have been combined on a non-GAAP basis to facilitate the following year to year comparison of Covanta’s operations.
Consolidated Results
      The following table summarizes the historical consolidated results of operations of Covanta for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

		Combined
	For the three	results for the	For the period	For the period
	months	three months	March 11	January 1
	ended	ended	through	through
	March 31,	March 31,	March 31,	March 10,
	2005	2004	2004	2004

Service revenues	$111,458	$115,322	$25,455	$89,867
Electricity and steam sales	58,788	66,828	13,521	53,307
Construction revenues	690	58	—	58

Total revenues	170,936	182,208	38,976	143,232

Plant operating expenses	118,684	127,899	27,334	100,565
Construction costs	812	73	—	73
Depreciation and amortization	17,156	16,921	3,495	13,426
Net interest on project debt	9,633	15,682	2,275	13,407
Selling, general and administrative expenses	12,402	9,193	1,596	7,597
Other, net	(617)	(2,296)	(198)	(2,098)

Total costs and expenses	158,070	167,472	34,502	132,970

Operating income	12,866	14,736	4,474	10,262
Interest income	779	1,147	212	935
Interest expense	(10,321)	(8,965)	(2,823)	(6,142)
Reorganization items-expense	—	(58,282)	—	(58,282)
Gain on cancellation of pre-petition debt	—	510,680	—	510,680
Fresh-start adjustments	—	(399,063)	—	(399,063)

Income from continuing operations before income taxes, minority interests and equity in net income from unconsolidated investments	3,324	60,253	1,863	58,390
Income tax expense	(1,963)	(30,718)	(478)	(30,240)
Minority interests	(1,768)	(3,068)	(557)	(2,511)
Equity in net income from unconsolidated investments	6,434	4,077	153	3,924

Net income	$6,027	$30,544	$981	$29,563

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
      Consolidated total revenues for the first quarter of 2005 decreased $11.3 million compared to the first quarter of 2004. This resulted from a decrease in both the service revenues and electricity and steam sales primarily due to the exclusion of revenues of certain unconsolidated subsidiaries in bankruptcy or insolvency proceedings. See separate segment discussions below for details relating to these variances.
      Consolidated total cost and expenses before operating income for the first quarter of 2005 decreased $9.4 million compared to the same period in 2004 primarily due to the exclusion of costs and expenses of certain unconsolidated subsidiaries in bankruptcy or insolvency proceedings. Included in the reduction of total costs and expenses in 2005 was lower net interest on project debt due to the restructuring of project debt at Covanta’s projects in India, the amortization of project debt premium, and lower domestic project debt balances. The decreases were offset by an increase in selling, general and administrative expenses primarily from higher professional fees as well as stock compensation expense as a result of the October 2004 restricted stock grant.
      Interest income in the first quarter was lower than the first quarter in 2004 due to overall lower invested cash balances in 2005. The lower invested balances were a result of payments in the first quarter of 2004 as part of Covanta’s reorganization plan as they emerged from bankruptcy. Interest expense for the first quarter of 2005 increased $1.4 million compared to the same period in 2004. The increase was attributable to the CPIH term loan which has only been outstanding and accruing interest since emergence.
      Reorganization items for the first quarter of 2004 were $58.3 million related to Covanta’s bankruptcy proceedings and reorganization.
      The effective tax rate for the first three months of 2005 was 59.1% compared to 51.0% for the first three months of 2004. The increase in rates related to the U.S. income tax provided on higher foreign income in the first quarter of 2005.
      Equity income of unconsolidated investments for the first quarter of 2005 increased $2.4 million. The increase was primarily a result of fresh-start accounting adjustments and the scheduled maintenance activity in Covanta’s International Segment taking place in the second quarter of 2005 compared to the first quarter of 2004.

Domestic Segment
      The following table summarizes the historical results of operations of the Domestic segment for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

		Combined
	For the three	results For	For the period	For the period
	months	the three	March 11	January 1
	ended	months ended	through	through
	March 31,	March 31,	March 31,	March 10,
	2005	2004	2004	2004

Service revenues	$109,715	$113,829	$25,132	$88,697
Electric and steam sales	24,562	23,607	4,665	18,942
Construction revenues	690	58	—	58

Total revenues	$134,967	$137,494	$29,797	$107,697

Operating income	$7,610	$8,914	$1,782	$7,132
      Service revenues for the first quarter of 2005 decreased $4.1 million compared to the first quarter of 2004 primarily due to a $2.1 million reduction from the deconsolidation of the Remaining Debtors. In addition, service revenues decreased $1.8 million due to the sale of two of Covanta’s larger bio-gas facilities in December 2004 and the restructuring of the remaining six bio-gas projects in late 2004, which revenues from the date of restructuring were recorded in electric and steam sales. The revenue of these bio-gas projects was previously recorded as service revenues in the first quarter of 2004.
      Electricity and steam sales for the first quarter of 2005 increased $1.0 million compared to the first quarter of 2004. Of this increase, $1.1 million was due to the restructuring of six bio-gas projects in the fourth quarter of 2004. Electric and steam sales also increased $1.0 million due to higher energy pricing primarily at the Alexandria and Union facilities, and $0.6 million due to the timing of spring maintenance at one waste-to-energy facility. These increases were offset by a $2.0 million decrease primarily due to fresh-start accounting adjustments related to the elimination of amortization on the deferred gain relating to the Haverhill facility energy contract.
      Plant operating costs for the first quarter of 2005 decreased $4.1 million compared to the first quarter of 2004. Of this decrease, $2.2 million related to the deconsolidation of the Remaining Debtors and the remaining decrease was primarily due to the timing of scheduled maintenance activities and the sale of two bio-gas projects in December 2004.
      Depreciation and amortization for the first quarter of 2005 increased $1.9 million compared to the same period in 2004. On March 10, 2004 property, plant, and equipment were recorded at estimated fair values, and the related estimated remaining useful lives were revised resulting in higher depreciation expense. On the same date, assets related to service and energy contracts were recorded at estimated fair values and are amortized over the remaining life of the contracts resulting in additional amortization expense beginning as of March 10, 2004.
      Net interest on project debt for the first quarter of 2005 decreased $4.2 million compared to the first quarter of 2004. The decrease was primarily the result of lower project debt balances, the exclusion of debt service related to the deconsolidation of the Remaining Debtors, and the amortization of bond premiums recorded upon emergence to reflect the fair value of project debt.
      Selling, general and administrative expenses increased $2.6 million in the first quarter of 2005 compared to the first quarter of 2004. This increase was substantially due to a $2.8 million increase in professional fees, a $1.0 million increase due to costs incurred for Danielson parent operations and a $0.8 million increase in non-cash stock compensation expense due to the vesting of restricted stock granted in October 2004. This increase was offset in part by a $0.4 million decrease in wages and benefits and other reductions in various selling, general and administrative expenses.
      Income from operations for the Domestic segment for the first quarter of 2005 decreased by $1.3 million compared to the first quarter of 2004. This decrease was mostly comprised of the following; net decreases in total revenues ($2.5 million), increases in selling, general and administrative expense ($2.6 million), and higher depreciation expense related to fresh-start accounting adjustments ($1.9 million) offset by lower interest expense on project debt ($4.2 million) and the remaining offset was primarily due to the deconsolidation of the Remaining Debtors ($2.2 million) and reductions in plant operating costs as a result of scheduled maintenance activities.

International Segment
      The following table summarizes the historical results of operations of the International segment for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

		Combined
	For the three	results For	For the period	For the period
	months	the three	March 11	January 1
	ended	months ended	through	through
	March 31,	March 31,	March 31,	March 10,
	2005	2004	2004	2004

Service revenues	$1,743	$1,493	$323	$1,170
Electric and steam sales	34,226	43,221	8,856	34,365

Total revenues	$35,969	$44,714	$9,179	$35,535

Operating income	$5,256	$5,822	$2,692	$3,130
      Total revenues for the International segment for the first quarter of 2005 decreased $8.7 million compared to the first quarter of 2004. This decrease is due to a $2.4 million decrease reflecting reduced tariffs from lower interest costs as a result of the project debt refinancing described below, as well as lower demand at two facilities in India in the first quarter of 2005. Also contributing to this decrease was a $4.2 million decrease from the deconsolidation of the MCI and a $2.9 million decrease due to the expiration of an energy contract in the Philippines.
      International plant operating costs were lower by $5.2 million in the first quarter of 2005, of which $4.6 million was due to the deconsolidation of the MCI facility in the Philippines, and $1.3 million of the decrease was due to the expiration of an energy contract in the Philippines, which were offset by a $0.8 million increase in fuel costs at CPIH’s facilities in China.
      Depreciation and amortization for the first quarter of 2005 decreased $1.7 million compared to the same period in 2004 as a result of fresh-start accounting adjustments.
      Net interest on project debt for the first quarter of 2005 decreased $1.8 million compared to the first quarter of 2004. The decrease was primarily due to the refinancing of project debt at two facilities in India and the deconsolidation of the MCI facility in May 2004.
      Income from operations for the International segment for the first quarter of 2005 was $0.6 million lower than the first quarter of 2004.

COVANTA’S CAPITAL RESOURCES AND COMMITMENTS
      The following chart summarizes the various components and amounts of Domestic Covanta and CPIH project and corporate debt as of March 31, 2005 (in millions). Danielson has no obligations with respect to any of the project or recourse debt of Covanta, CPIH, or their respective subsidiaries.
      Domestic Project Debt. Financing for Domestic Covanta’s waste-to-energy projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For most facilities owned by a Domestic Covanta subsidiary, the issuer of the bonds loans the bond proceeds to a Covanta subsidiary to pay for facility construction. The municipality then pays to the subsidiary as part of its service fee amounts necessary to pay debt service on the project bonds. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in Covanta’s consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Domestic Covanta subsidiaries is described in the table above as non-recourse project debt. The only potential recourse to Covanta with respect to project debt arises under the operating performance guarantees described below under “Other Commitments”.
      With respect to such facilities, debt service is in most instances an explicit component of the fee paid by the municipal client. Such fees are paid by the municipal client to the trustee for the applicable project debt and held by the trustee until applied as required by the project debt documentation. While these funds are held by the trustee they are reported as restricted funds held in trust on Covanta’s consolidated balance sheet. These funds are not generally available to Covanta.
      International Project Debt. Financing for projects in which CPIH has an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Domestic Covanta. Project debt relating to two CPIH projects in India is included as “Project debt (short- and long-term)” in Covanta’s consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants complied with.
      Corporate Debt. Domestic Covanta’s and CPIH’s recourse debt obligations arise from its Chapter 11 proceeding and are outlined on the following table:
Domestic Covanta Debt

Designation	Principal Amount	Interest	Principal Payments	Security

High Yield Notes	$208.7 million (as of March 31, 2005) accreting to an aggregate principal amount of $230 million	Payable semi- annually in arrears at 8.25% per annum on $230 million	Due on maturity in March 2011	Third priority lien in substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s domestic subsidiaries which are borrowers.

Designation	Principal Amount	Interest	Principal Payments	Security

Unsecured Notes	$28 million (est.), based on determination of allowed pre-petition unsecured obligations	Payable semi- annually in arrears at 7.5% per annum	Annual amortization payments of $3.9 million beginning March 2006 with the remaining balance due at maturity in March 2012	Unsecured and subordinated in right of payment to all senior indebtedness of Covanta including, the First Lien Facility and the Second Lien Facility, the High Yield Notes will otherwise rank equal with, or be senior to, all other indebtedness of Covanta.

CPIH Debt

Designation	Principal Amount	Interest	Principal Payments	Security

Term Loan Facility	$77.1 million (as of March 31, 2005)	Payable monthly in arrears at 10.5% per annum, 6.0% of such interest to be paid in cash and the remaining 4.5% to be paid in cash to the extent available and otherwise payable as increase to the principal amount of the loan	Due on maturity in March 2007	Second priority lien on substantially all of the CPIH borrowers’ assets not otherwise pledged.
      The indentures relating to the High Yield Notes and Unsecured Notes provide that the Domestic Borrowers, (Covanta’s subsidiaries, other than CPIH and its subsidiaries, which are not contractually prohibited from incurring or guaranteeing additional debt) must comply with certain affirmative and negative covenants. In addition, the CPIH Term Loan Facility and the CPIH Revolving Credit Facility provide that CPIH Borrowers must comply with certain affirmative and negative covenants. See Danielson’s 2004 Annual Report on Form  10-K, as amended, for a description of such covenants as well as other material terms and conditions of such agreements.
      As of March 31, 2005, neither Domestic Covanta nor CPIH was in default under their respective corporate debt covenants.

Other Commitments.
      Covanta’s other commitments as of March 31, 2005 were as follows (in thousands of dollars):

	Commitments Expiring by Period

		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$192,946	$21,463	$171,483
Surety bonds	20,094	—	20,094

Total other commitments — net	$213,040	$21,463	$191,577

      The letters of credit were issued pursuant to the facilities described below under “Covanta’s Liquidity” to secure Covanta’s performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
      Two of these letters of credit relate to a waste-to-energy project and are provided under the First Lien Facility. This facility currently provides for letters of credit in the amount of approximately $120 million and generally reduces semi-annually as the related contractual requirement reduces until 2009, when the letters of credit are no longer contractually required to be maintained. The other letters of credit are provided under the Second Lien Facility and one unsecured letter of credit facility, in support of Domestic Covanta’s businesses and to continue existing letters of credit required by CPIH’s businesses. Some of these letters of credit reduce over time as well, and one of such reducing letters of credit may be cancelled if Covanta receives an investment grade rating from both Moody’s Investors Service and Standard & Poor’s. As of March 31, 2005, Domestic Covanta had approximately $47 million in available capacity for additional letters of credit under the Second Lien Facility.

      The surety bonds listed on the table above relate to performance under its former waste water treatment operating contracts ($10.9 million) and possible closure costs for various energy projects when such projects cease operating ($9.2 million). Were these bonds to be drawn upon, Covanta would ordinarily have a contractual obligation to indemnify the surety company. However, since these indemnity obligations arose prior to Covanta’s bankruptcy filing, the surety companies’ indemnity claims would entitle them to share only in a limited distribution along with other unsecured creditors under the Reorganization Plan. Because such claims share in a fixed distribution under the Reorganization Plan, Covanta expects that any such distribution will not affect the obligations of Domestic Covanta or CPIH. The sureties may have additional rights to make claims against retainage or other funds owed to Covanta with respect to projects for which surety bonds were issued. Covanta expects that enforcement of such rights will not have any material impact upon results of operations and financial condition of Domestic Covanta or CPIH.
      The following table describes the reduction in letter of credit requirements, through 2009, for all existing letters of credit; the table does not include amounts with respect to new letters of credit that may be issued. All amounts are stated as of December 31 of the year noted (in thousands of dollars).

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
      Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and water facilities. With respect to its domestic businesses, Covanta has issued guarantees to municipal clients and other parties that Covanta’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta, Covanta’s potential maximum liability as of March 31, 2005 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in Covanta’s condensed consolidated balance sheet as of March 31, 2005 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta-owned waste-to-energy facilities could expose Covanta to recourse liability on project debt shown on the foregoing table. Covanta also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
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

COVANTA’S LIQUIDITY
      An important objective of management is to provide reliable service to its clients while generating sufficient cash to meet its liquidity needs. Maintaining historic facility production and optimizing cash receipts is necessary to assure that Covanta has sufficient cash to fund operations, make appropriate and permitted capital expenditures and meet scheduled debt service payments. Covanta does not expect to receive any cash contributions from Danielson, and is prohibited, under its principal financing arrangements, from using its cash to issue dividends to Danielson.
      At March 31, 2005, Domestic Covanta had $47.8 million in unrestricted cash. In the first quarter of 2005, in accordance with the provisions of the first and second lien facilities, Domestic Covanta also deposited $13.7 million into escrow as described below. Restricted funds held in trust largely reflects payments from municipal clients under service agreements as the part of the service fee due reflecting debt service. These payments are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. Covanta does not have access to these funds. In addition, as of March 31, 2005, Domestic Covanta had $24.5 million in cash held in restricted accounts to pay for additional emergence expenses that are estimated to be paid after emergence. Cash held in such reserve accounts is not available for general corporate purposes.
      For the three months ended March 31, 2005, CPIH made payments of $0.6 million to reduce outstanding principal on its term loan, a portion of which was funded by the sale of its interest in two projects in India. At March 31, 2005, CPIH had $2.0 million in its domestic accounts. CPIH also had $8.2 million related to cash held in foreign bank accounts that could be difficult to transfer to the U.S. due to the: (i) requirements of the relevant project financing documents; (ii) applicable laws affecting the foreign project; (iii) contractual obligations; and (iv) prevention of material adverse tax liabilities to Covanta and subsidiaries. While CPIH’s existing term loan and revolver remain outstanding, CPIH’s cash balance is not available to be transferred to Domestic Covanta.
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

      Domestic Covanta and CPIH have entered into the following credit facilities which provide liquidity and letters of credit relating to their respective businesses. As of March 31, 2005, neither Domestic Covanta nor CPIH had made any borrowings under their respective revolving liquidity facilities.

Designation	Purpose	Term	Security

Domestic Covanta Facilities
First Lien Facility	To provide for letter of credit required for a Covanta waste-to-energy facility	Expires March 2009	First priority lien on substantially all of the assets of the domestic borrowers (including Covanta) not subject to prior liens. Guaranteed by Covanta’s subsidiaries which are domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
Second Lien Facility	To provide for certain existing and new letters of credit and up to $10 million in revolving credit for general corporate purposes	Expires March 2009	Second priority lien on substantially all of the assets of the domestic borrowers not subject to prior liens. Guaranteed by domestic borrowers. Also, to the extent that no amounts have been funded under the revolving loan or letters of credit, Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit.
CPIH Facility
Revolving Loan Facility	Up to $8.8 million	Expires March 2007	First priority lien on the stock of CPIH and substantially all of the CPIH borrowers’ assets not otherwise pledged.
      All obligations under Covanta’s financing arrangements which existed prior to and during its bankruptcy proceeding were discharged on March 10, 2004, the effective date of the Reorganization Plan. On the same date and pursuant to the Reorganization Plan, Covanta entered into new credit facilities, as described below.
      The Domestic Borrowers entered into two credit facilities to provide letters of credit and liquidity in support of Covanta’s domestic operations and to maintain existing letters of credit in support of its international operations. The Domestic Borrowers entered into the First Lien Facility, secured by a first priority lien on substantially all of the assets of the Domestic Borrowers not subject to prior liens (the “Collateral”). The First Lien Facility provides commitments for the issuance of letters of credit with respect to one waste-to-energy facility. The First Lien Facility reduces semi-annually as the contractually-required letter of credit for this facility reduces. As of March 31, 2005, this requirement was approximately $119.7 million. Additionally, the Domestic Borrowers entered into the Second Lien Facility, secured by a second priority lien on the Collateral. The Second Lien Facility is a letter of credit and liquidity facility in the aggregate amount of $118 million, up to $10 million of which may be used for cash borrowings on a revolving basis for general corporate purposes. Among other things, the Second Lien Facility will provide Covanta with the ability to obtain new letters of credit as may be required with respect to various domestic waste-to-energy facilities, as well as to maintain existing letters of credit with respect to international projects. Both the First Lien Facility and the Second Lien expire in March 2009.
      See Covanta’s 2004 Annual Report on Form 10-K, as amended, for a description of covenants as well as other material terms and conditions of the First Lien Facility, the Second Lien Facility, and the CPIH Revolving Loan Facility.
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
      Under these facilities Covanta is obligated to apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit. In accordance with the annual cash flow and the excess cash on hand provisions of the First and Second Lien Facilities, Domestic Covanta deposited $3.2 million and $10.5 million on January 3, 2005 and March 1, 2005, respectively, into a restricted collateral account for this purpose. This restricted collateral will become available to the Domestic Borrowers if it refinances its current corporate debt. These funds are recorded in the Condensed Consolidated Balance Sheet as “Funds held in escrow to collateralize letters of credit.”
      As of March 31, 2005, neither Domestic Covanta nor CPIH was in default under their respective credit facility covenants.
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

      The following table provides additional information with respect to cash available to pay Domestic Covanta’s and CPIH’s recourse debt and letter of credit fees as of March 31, 2005 (in thousands of dollars).

	Domestic	CPIH	Consolidated

Operating income	$7,610	$5,256	12,866
Depreciation and amortization	14,975	2,181	17,156
Change in unbilled service receivables	3,918	—	3,918
Project debt principal repaid	(26,573)	(3,678)	(30,251)
Change in restricted funds held in trust	(912)	(4,613)	(5,525)
Change in restricted funds for emergence costs	8,329	—	8,329
Change in accrued emergence costs	(8,329)	—	(8,329)
Change in other liabilities	(1,083)	(1,434)	(2,517)
Distributions to minority partners	(980)	(382)	(1,362)
Amortization of premium and discount	(2,802)		(2,802)
Investments in facilities	(5,119)	(102)	(5,221)
Change in other assets	23,415	869	24,284

Cash generated for recourse debt and letters of credit fee, pre-tax	12,449	(1,903)	10,546
Corporate income taxes paid:
Foreign	—	(1,197)	(1,197)
State	(1,346)	—	(1,346)
Federal	(180)	—	(180)

Corporate income taxes paid	(1,526)	(1,197)	(2,723)

Cash generated for recourse debt and letters of credit fee, after taxes	10,923	(3,100)	7,823
Cash balance, beginning of period	63,123	14,989	78,112

Cash available for recourse debt and letter of credit fees	74,046	11,889	85,935
Recourse debt service and letter of credit fees paid-net	(12,465)	(1,136)	(13,601)
Payment of principal recourse debt	(28)	(572)	(600)
Change in funds deposited into escrow to collateralize letters of credit(a)	(13,722)	—	(13,722)

Cash balance, end of period	$47,831	$10,181	$58,012

(a)	Covanta’s First and Second Lien Facilities each require that Covanta apply excess cash to collateralize its reimbursement obligations with respect to outstanding letters of credit, until such time as such collateral equals 105% of the maximum amount that may at any time be drawn under outstanding letters of credit. At December 31, 2004, Covanta’s operations generated $13.7 million of excess cash, as defined in the credit agreements. Subsequently, in accordance with the provisions of the First and Second Lien Facilities, Covanta deposited $3.2 million and $10.5 million on January 3, 2005 and March 1, 2005, respectively, into a restricted collateral account for this purpose. If Covanta succeeds in refinancing its recourse debt, these funds will be returned to Covanta.

      Reconciliation of cash generated for corporate debt and letter of credit fees after taxes to cash provided by operating activities for the period January 1, 2005 through March 31, 2005 (in thousands of dollars):

Cash generated for recourse debt and letter of credit fees	$7,823
Investment in facilities	5,221
Distribution to minority partners	1,362
Change in restricted funds held in trust	5,525
Payment of project debt	30,251
Recourse debt service and letter of credit fees paid — net	(13,601)
Other cash provided in investing activities	857

Cash provided by operating activities for the period January 1, 2005 to March 31, 2005	$37,438

PROPOSED REFINANCING OF DEBT, LIQUIDITY AND LETTER OF CREDIT FACILITIES
      In connection with the proposed acquisition of Ref-Fuel, Danielson has received commitments to finance the acquisition and to refinance all of Domestic Covanta’s and CPIH’s recourse debt. The financing is not expected to alter the project debt of Covanta’s subsidiaries, or the existing corporate and project debt of Ref-Fuel’s subsidiaries other than a revolving loan facility being replaced. The following chart indicates the anticipated combined debt capital structure of Covanta and its subsidiaries following the proposed acquisition. Amounts shown below are as of March 31, 2005 unless otherwise indicated (in millions of dollars).

      Many of the material terms of Covanta’s proposed new debt and refinanced debt, including interest rates, security and covenants, have not been finalized. Such proposed debt will consist of first and second lien secured facilities. The first lien facility is expected to consist of:

•	$100 million revolving loan facility expiring 2011;

•	$340 million letter of credit facility expiring 2011; and

•	$250 million variable rate term loan facility due 2012.
      The second lien facility will consist of a $425 million variable rate term loan facility due 2013, fifty percent of which may be converted to fixed rate notes within 120 days following the closing, at Covanta’s option and without premium or penalty.
      Covanta will incur no cost or obligation if the financing or refinancing does not occur.
      There can be no assurance that the acquisition, or the related refinancing of Domestic Covanta’s and CPIH’s corporate debt, will successfully close.

Supplemental Financial Information About Domestic Covanta and CPIH
      The following condensed consolidating balance sheets, statements of operations and statements of cash flow provide additional financial information for Domestic Covanta and CPIH.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2005

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
Assets
Current Assets:
Cash and cash equivalents	$47,831	$10,181	$58,012
Marketable securities available for sale	4,100	—	4,100
Restricted funds for emergence costs	24,476	—	24,476
Restricted funds held in trust	93,890	27,635	121,525
Unbilled service receivable	56,650	—	56,650
Other current assets	135,955	43,452	179,407

Total current assets	362,902	81,268	444,170
Property, plant and equipment — net	754,249	100,101	854,350
Restricted funds held in trust	104,431	19,487	123,918
Funds held in escrow to collateralize letters of credit	13,722	—	13,722
Service and energy contracts and other intangible assets	183,421	754	184,175
Unbilled service receivable	95,799	—	95,799
Other assets	48,833	70,844	119,677

Total assets	1,563,357	272,454	1,835,811

Liabilities and Shareholders’ Equity:
Current liabilities:
Current portion of long-term debt	113	—	113
Current portion of project debt	89,306	25,413	114,719
Accrued emergence costs	24,476	—	24,476
Other current liabilities	119,758	21,103	140,861

Total current liabilities	233,653	46,516	280,169
Long-term debt	236,759	77,132	313,891
Project debt	724,038	75,221	799,259
Deferred income taxes	161,906	10,904	172,810
Other liabilities	95,797	2,484	98,281

Total liabilities	1,452,153	212,257	1,664,410

Minority interests	45,257	40,856	86,113
Total shareholders’ equity	65,947	19,341	85,288

Total liabilities, minority interests and shareholders’ equity	$1,563,357	$272,454	$1,835,811

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
Total revenues	$134,967	$35,969	$170,936
Depreciation and amortization	14,975	2,181	17,156
Net interest on project debt	7,707	1,926	9,633
Plant operating and other costs and expenses	104,675	26,606	131,281

Total costs and expenses	127,357	30,713	158,070

Operating income	7,610	5,256	12,866
Interest income	342	437	779
Interest expense	(8,333)	(1,988)	(10,321)
Income tax (expense) benefit	161	(2,124)	(1,963)
Minority interests	(296)	(1,472)	(1,768)
Equity in net income from unconsolidated investments	88	6,346	6,434

Net income (loss)	$(428)	$6,455	$6,027

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005

	Domestic	CPIH	Consolidated

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(428)	$6,455	$6,027
Adjustments to Reconcile Net income to Net Cash Provided by Operating Activities:
Depreciation and amortization	14,975	2,181	17,156
Deferred income taxes	(729)	1,377	648
Equity in income from unconsolidated investments	(88)	(6,346)	(6,434)
Accretion of principal on high yield notes	856	—	856
Amortization of premium and discount	(2,802)	—	(2,802)
Minority interests	296	1,472	1,768
Stock compensation expense	797	—	797
Other	364	(100)	264
Management of Operating Assets and Liabilities:
Unbilled service receivables	3,918	—	3,918
Restricted funds held in trust for emergence costs	8,329	—	8,329
Other assets	23,111	969	24,080
Accrued emergence costs	(8,329)	—	(8,329)
Other liabilities	(7,371)	(1,469)	(8,840)

Net cash provided by operating activities	32,899	4,539	37,438

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in facilities	(5,119)	(102)	(5,221)
Other	(857)	—	(857)

Net cash used in investing activities	(5,976)	(102)	(6,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted funds held in trust	(912)	(4,613)	(5,525)
Funds deposited into escrow to collateralize letters of credit	(13,722)	—	(13,722)
Payment of project debt	(26,573)	(3,678)	(30,251)
Payment of recourse debt	(28)	(572)	(600)
Other	(980)	(382)	(1,362)

Net cash used in financing activities	(42,215)	(9,245)	(51,460)

Net decrease in cash and cash equivalents	(15,292)	(4,808)	(20,100)
Cash and cash equivalents at beginning of year	63,123	14,989	78,112

Cash and cash equivalents at March 31, 2005	$47,831	$10,181	$58,012

MANAGEMENT DISCUSSION AND ANALYSIS OF INSURANCE SERVICES
      The operations of Danielson’s insurance subsidiary, National American Insurance Company of California, and its subsidiary Valor Insurance Company, Incorporated are primarily related to property and casualty insurance. Effective July 2003, the decision was made to focus exclusively on the California non-standard personal automobile insurance market. Effective July 7, 2003, NAICC ceased writing new policy applications for commercial automobile insurance and began the process of providing the required statutory notice of its intention not to renew existing policies. As of December 31, 2004, there were not any commercial automobile policies in-force.

Results of Operations — Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Insurance Operating Results
      Net earned premiums were $3.5 million and $6.0 million for the three months ended March 31, 2005 and 2004. The change in earned premiums was a direct result of Insurance Services exiting the commercial automobile market and only recently commencing to write new non-standard automobile policies of which approximately 30% is reinsured in 2005 whereas none of the policies were subject to reinsurance in 2004. Net written premiums were $3.2 million and $4.0 million for 2005 and 2004, respectively.
      Net investment income was $0.5 million and $0.7 million for three months ended March 31, 2005 and 2004, respectively. The decrease was attributable to reductions in both the overall portfolio yield and the fixed maturity asset base. The decline in investment base was attributable to the overall downsizing of business, which required the sale of securities to fund loss payments related to existing reserves and reducing available new funds for investment. For the three months ended March 31, 2005 and 2004, the weighted average yield on the bond portfolio was 4.07% and 4.40%, respectively. The decline in portfolio yield was attributable to a reduction in overall market interest rates on reinvested funds, coupled with the disposition of higher yielding securities to meet operating cash flow deficits. The effective duration of the portfolio at March 31, 2005 was 2.47 years which management believed was appropriate given the relative short-tail nature of the auto programs and projected run-off of all other lines of business.
      No significant amount of net realized investment losses were recognized in the first quarter of 2005 as compared to the recognition of $0.2 million in net realized gains in the three months ended March 31, 2004. The difference in activity was attributable to management triggering gains in 2004 in order to address negative operating cash flows. Improved cash flows in 2005 reduced the need to liquidate investment securities. Furthermore, increased interest rates in the first quarter of 2005 have caused unrealized losses on the bond portfolio.
      The net loss and LAE ratios were 66.5% in 2005 and 71.5% in 2004. The decrease in the loss and LAE ratio during 2005 was attributable to the non-standard automobile book maturing and NAICC recognizing declines in both frequency and severity.
      Policy acquisition costs as a percentage of net earned premiums were 17.4% in the three months ended March 31, 2005 and 20.3% in the three months ended March 31, 2004. Policy acquisition costs include expenses which are directly related to premium volume (i.e., commissions, premium taxes and state assessments) as well as certain underwriting expenses which vary with, and are directly related to, policy issuance. The decrease was a result of the elimination by Insurance Services of nearly all ancillary underwriting expenses.
      General and administrative expenses were $0.9 million in the three months ended March 31, 2005 compared to $1.3 million in the three months ended March 31, 2004. Reductions in administrative personnel and rent, as a result of a new office lease, attributed to the decreased general and administrative expenses.

Cash Flow from Insurance Operations
      Cash used in operations was $2.6 million, and $6.0 million for the three months ended March 31, 2005 and 2004, respectively. The ongoing use of cash in operations was due to Insurance Services continuing to make payments related to discontinued lines and territories in excess of premium receipts from the non-standard personal automobile. This negative cash flow restricted Insurance Services from fully re-investing bond maturity proceeds and in some circumstances required the sale of bonds in order to meet obligations as they arose. Cash provided from investing activities was $3.6 million for the three months ended March 31, 2005 compared with $8.7 million for the three months ended March 31, 2004, respectively.

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
      Two other common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and LAE reserves). A commonly accepted standard for net written premium-to-surplus ratio is 3.0 to 1, although this varies with different lines of business. Insurance Services’ annualized premium-to-year-end statutory surplus ratio of 0.76 to 1 remains well under current industry standards. Insurance Services’ ratio of loss and LAE reserves to statutory surplus of 2.46 to 1 at March 31, 2005 was within industry guidelines.
      Management continues to examine its expense structure. However, a core amount of fixed governance costs are required. Consequently, given the decreases in premium production and its obligation to run-off several lines of business, Insurance Services expense ratio will run higher than industry averages until it can increase premium production.

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
Material Weakness in Internal Controls and Procedures
      As set forth in Item 4 — Controls and Procedures, as of December 31, 2004, Danielson reported that management had identified a material weakness in its internal controls and procedures over financial reporting. Specifically, during the course of its audit of Danielson’s 2004 financial statements, Ernst & Young LLP, Danielson’s independent auditors, identified errors, principally related to complex manual “fresh-start” accounting calculations, predominantly affecting Danielson’s investments in its international businesses. Fresh-start accounting was required following Covanta’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) were corrected in Danielson’s 2004 Consolidated Financial Statements prior to their issuance. However, management determined that errors in complex fresh-start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review.

      Although the material weakness reported related primarily to complicated “fresh-start” accounting calculations, which will no longer be applicable after March 10, 2005, similarly complicated accounting calculations may be required in connection with CPIH’s international operations and Danielson’s pending acquisition of Ref-Fuel. As a result, during the first quarter of 2005 and subsequent thereto, Danielson’s management has identified and undertaken several actions to remediate the reported material weakness in internal controls over financial reporting. These actions are described in Item 4 “Controls and Procedures”, below.
      Management believes that the actions taken to address the control deficiency underlying the reported material weakness will improve Danielson’s internal controls over financial reporting. Although Danielson has devoted significant time and resources toward remediating its reported material weakness and made progress in improving its internal controls over financial reporting, Danielson management is unable, as of the date of this Quarterly Report on Form 10-Q, to conclude that its actions have effectively corrected the reported material weakness. Until Danielson is able to assert that its internal control over financial reporting is effective, Danielson’s management believes the existence of the reported material weakness represents a known uncertainty with respect to the accuracy of its financial statements. See also “Risk Factors — failure to maintain an effective system of internal controls over financial reporting may have an adverse effect on our stock price” in Danielson’s 2004 Annual Report on Form 10-K, as amended, for continuing risks of the failure to maintain an effective system of financial reporting controls and procedures, including risks of exposing Danielson to regulatory sanctions and a loss of investor confidence.
Discussion of Critical Accounting Policies
      In preparing its consolidated financial statements in accordance with U.S. generally accepted accounting principles Danielson is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of Danielson’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Danielson Discussion of Critical Accounting Policies in Item 7 of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

Recent Accounting Pronouncements
      In December, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”. The mandatory adoption period for implementing this standard was revised in April 2005. For further discussion see Note 3 to the Condensed Consolidated Financial Statement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      In the normal course of business, Danielson’s subsidiaries are party to financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. Danielson’s use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes.
      Management believes there have been no significant changes during the three months ended March 31, 2005 to the items discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in Danielson’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
ITEM 4.     CONTROLS AND PROCEDURES
      Danielson’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Danielson’s disclosure controls and procedures, as required by

Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Danielson’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by Danielson in reports it files or submits under the Exchange Act is accumulated and communicated to Danielson’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      As of December 31, 2004, Danielson reported that management had identified a material weakness in its internal controls and procedures over financial reporting. Specifically, during the course of its audit of Danielson’s 2004 financial statements, Ernst & Young LLP, Danielson’s independent auditors, identified errors, principally related to complex manual “fresh-start” accounting calculations, predominantly affecting Danielson’s investments in its international businesses. Fresh-start accounting was required following Covanta’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) were corrected in Danielson’s 2004 Consolidated Financial Statements prior to their issuance. However, management determined that errors in complex fresh-start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review. As a result, Danielson reported in its 2004 Annual Report on Form 10-K, as amended, that management had concluded that as a result of such material weakness, Danielson’s disclosure controls were not effective as of December 31, 2004.
      As part of its evaluation described above, Danielson’s management has evaluated whether the control deficiencies related to the reported material weakness in its internal controls over financial reporting continue to exist. Although Danielson has devoted significant time and resources toward remediating its reported material weakness and made progress in that regard, Danielson’s management has concluded that the control deficiencies relating to the reported material weakness had not been effectively remediated as of March 31, 2005.
      Based upon the results of that evaluation, Danielson’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, Danielson’s disclosure controls were not effective to provide reasonable assurance that the information required to be disclosed by Danielson in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      Danielson’s management, including the Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within Danielson have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.
      Changes in Internal Control Over Financial Reporting. Danielson made the following modifications to its internal controls over financial reporting to remediate its previously reported material weakness and to enhance its existing controls since December 31, 2004 and prior to the date hereof:

•	Prior to March 31, 2005, hired a controller, who after an introductory and integration period, was appointed as Chief Accounting Officer subsequent to March 31, 2005;

•	Prior to March 31, 2005, commenced additional review and quality control procedures, with particular focus on complex accounting areas;

•	Prior and subsequent to March 31, 2005, Danielson has identified accounting and finance personnel at Ref-Fuel and will continue to recruit additional in-house accounting personnel with requisite knowledge of complex technical accounting issues to improve and expand its depth in the accounting function;

•	Subsequent to March 31, 2005, strengthened, with respect to domestic and international businesses, the reporting lines to Danielson’s Chief Financial Officer and its new Chief Accounting Officer;

•	Subsequent to March 31, 2005, engaged services of two experienced external accounting professionals to bolster existing staff, and integrated such professionals into the accounting organization with supervisory responsibilities;

•	Subsequent to March 31, 2005, held a training session for corporate accounting supervisory staff; and

•	Subsequent to March 31, 2005, performed vigorous reviews of remaining fresh-start calculations.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
      See Note 13 to the condensed consolidated financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
      None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None
ITEM 5. OTHER INFORMATION
      None
ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danielson Holding Corporation
(Registrant)

By:	/s/ Craig D. Abolt

Craig D. Abolt
Senior Vice President and
Chief Financial Officer

By:	/s/ Thomas Bucks

Thomas Bucks
Chief Accounting Officer
Date: May 4, 2005