Form 10-Q
period 2005-06-30
DANIELSON HOLDING CORP
filed 2005-08-09
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
      The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at August 1, 2005

Common Stock, $0.10 par value	140,756,915 shares

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
WASTE AND ENERGY SERVICES
OPERATING REVENUES:
Waste and service revenues	$131,119	$123,795	$242,459	$149,249
Electricity and steam sales	63,426	55,739	122,214	69,261
Construction revenues	711	288	1,401	288

Total Waste and Energy Services’ operating revenues	195,256	179,822	366,074	218,798

OPERATING EXPENSES:
Plant operating expenses	123,083	108,535	241,359	135,096
Construction costs	683	225	1,495	225
Depreciation and amortization expense	17,830	16,111	33,476	19,607
Net interest expense on project debt	10,079	10,701	19,712	12,976
General and administrative expenses	13,138	12,633	25,535	15,001
Restructuring charges	2,655	—	2,655	—
Acquisition-related charges	976	—	1,389	—
Other, net	(1,794)	(42)	(1,855)	(240)

Total Waste and Energy Services operating expenses	166,650	148,163	323,766	182,665

Operating income from Waste and Energy Services	28,606	31,659	42,308	36,133

INSURANCE SERVICES
OPERATING REVENUES:
Net earned premiums	3,383	4,528	6,854	10,516
Net investment income	483	496	980	1,218
Net realized investment gains (losses)	(70)	22	(80)	193
Other income	40	10	83	28

Total Insurance Services’ operating revenues	3,836	5,056	7,837	11,955

OPERATING EXPENSES:
Net losses and loss adjustment expenses	2,248	2,871	4,555	7,154
Policy acquisition expenses	558	1,052	1,163	2,267
General and administrative expenses	822	1,089	1,754	2,386

Total Insurance Services’ operating expenses	3,628	5,012	7,472	11,807

Operating income from Insurance Services	208	44	365	148

PARENT COMPANY
Net investment income	113	185	213	271
Administrative expenses, net	—	(946)	—	(1,725)

Operating income (loss) from parent company	113	(761)	213	(1,454)

Operating income	28,927	30,942	42,886	34,827

OTHER INCOME (EXPENSE)
Interest income	881	683	1,660	895
Interest expense	(18,031)	(15,630)	(28,352)	(22,726)
Gain on derivative instrument, unexercised ACL warrants	500	—	4,218	—

Total other expense	(16,650)	(14,947)	(22,474)	(21,831)

Income before income taxes, minority interests and equity in net income from unconsolidated investment	12,277	15,995	20,412	12,996
Income tax expense	(4,875)	(4,418)	(7,617)	(3,271)
Minority interests, energy	(5,589)	(1,733)	(7,139)	(2,290)
Equity in net income from unconsolidated investments	4,104	5,351	10,564	5,587

NET INCOME	$5,917	$15,195	$16,220	$13,022

NET INCOME PER SHARE OF COMMON STOCK — BASIC	$0.06	$0.18	$0.16	$0.17

NET INCOME PER SHARE OF COMMON STOCK — DILUTED	$0.05	$0.18	$0.15	$0.17

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
WASTE AND ENERGY SERVICES
Current:
Cash and cash equivalents	$117,730	$78,112
Marketable securities available for sale (cost: $4,100 and $3,100)	4,100	3,100
Restricted funds for emergence costs	24,190	32,805
Restricted funds held in trust	182,128	116,092
Receivables (less allowances of $3,130 and $434)	188,880	131,301
Unbilled service receivables	55,235	58,206
Deferred income taxes	9,136	8,868
Prepaid expenses and other	80,624	60,893

Total Waste and Energy Services’ Current Assets	662,023	489,377
Property, plant and equipment, net	2,705,143	819,175
Restricted funds held in trust	210,337	123,826
Unbilled service receivables	94,265	98,248
Other non-current receivables (less allowances of $401 and $170)	15,067	13,798
Intangible assets, net	437,081	177,290
Goodwill	298,089	—
Investments in and advances to investees and joint ventures	61,671	61,656
Deferred financing costs	28,052	4,747
Other assets	48,417	25,925

Total Waste and Energy Services’ Assets	4,560,145	1,814,042

PARENT COMPANY AND INSURANCE SERVICES
Cash and cash equivalents	26,324	18,036
Restricted funds	6,471	—
Investments:
Fixed maturity debt, available for sale at fair value (cost: $51,945 and $60,564)	51,731	60,510
Equity securities, available for sale at fair value (cost: $1,324 and $1,324)	1,500	1,432
Investment in ACL warrants, at fair value	5,000	—
Accrued investment income	493	608
Premiums receivables (net of allowances of $109 and $128)	1,286	1,306
Reinsurance recoverable on paid losses (net of allowances of $933 and $1,898)	869	779
Reinsurance recoverable on unpaid losses (net of allowances of $266 and $236)	16,025	18,042
Ceded unearned premiums	434	—
Property, plant and equipment, net	228	225
Investments in unconsolidated Marine Services subsidiaries	—	2,500
Deferred income taxes	18,998	18,042
Other assets	852	3,559

Total Parent Company’s and Insurance Services’ Assets	130,211	125,039

Total Assets	$4,690,356	$1,939,081

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except per
	share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
WASTE AND ENERGY SERVICES’ LIABILITIES
Current:
Current portion of long-term debt	$30,330	$112
Current portion of project debt	166,284	109,701
Accounts payable	27,253	16,199
Accrued expenses	166,205	118,998
Accrued emergence costs	24,190	32,805
Deferred revenue	10,968	13,965

Total Waste and Energy Services’ Current Liabilities	425,230	291,780
Long-term debt	1,319,309	312,784
Project debt	1,501,197	835,036
Deferred income taxes	481,620	109,465
Other liabilities	260,463	97,848

Total Waste and Energy Services’ Liabilities	3,987,819	1,646,913

PARENT COMPANY’S AND INSURANCE SERVICES’ LIABILITIES
Unpaid losses and loss adjustment expenses	54,622	64,270
Unearned premiums	1,362	1,254
Funds withheld on ceded reinsurance	1,173	1,186
Income taxes payable	1,003	3,421
Other liabilities	4,029	3,872

Total Parent Company’s and Insurance Services’ Liabilities	62,189	74,003

Total Liabilities	4,050,008	1,720,916

MINORITY INTERESTS, WASTE AND ENERGY SERVICES’	87,632	83,350

STOCKHOLDERS’ EQUITY
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common Stock ($0.10 par value; authorized 150,000 shares; issued 140,824 and 73,441 shares; outstanding 140,755 and 73,430 shares)	14,082	7,344
Additional paid-in capital	589,003	194,783
Unearned compensation	(2,434)	(3,489)
Accumulated other comprehensive income	192	583
Accumulated deficit	(48,120)	(64,340)
Treasury stock	(7)	(66)

Total Stockholders’ Equity	552,716	134,815

Total Liabilities and Stockholders’ Equity	$4,690,356	$1,939,081

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2005

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,220	$13,022
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investment securities	—	(353)
Other than temporary decline in fair value of investment securities	80	—
Depreciation and amortization	33,644	19,665
Amortization of deferred financing costs	5,350	7,045
Amortization of project debt premium and discount	(5,675)	(4,152)
Accretion on principal of senior secured notes	872	1,035
Provision for doubtful accounts	830	768
Stock option and unearned compensation expense	1,056	120
Interest accretion and amortization	117	337
Undistributed earnings of unconsolidated Marine Services subsidiaries	—	(181)
Equity earnings of unconsolidated Waste and Energy Services’ subsidiaries	(10,564)	(5,405)
Dividends from unconsolidated Waste and Energy Services’ subsidiaries	10,053	6,986
Minority interests	7,139	2,290
Gain on derivative instrument, unexercised ACL warrants	(4,218)	—
Deferred income taxes	3,135	(3,197)
Change in operating assets and liabilities, net of effects of acquisition:
Accrued investment income	115	226
Restricted funds for emergence costs	8,615	54,418
Receivables	19,589	4,778
Unbilled service receivables	6,867	4,120
Premiums receivables	20	1,260
Reinsurance recoverable on paid losses	(90)	437
Reinsurance recoverable on unpaid losses	2,017	1,512
Ceded unearned premiums	(434)	487
Deferred policy acquisitions costs	129	—
Other assets	3,293	5,293
Unpaid losses and loss adjustment expenses	(9,649)	(11,931)
Unearned premiums	109	(3,307)
Reinsurance payables and funds withheld	689	33
Accounts payable	4,534	(6,618)
Accrued expenses	(27,804)	(6,149)
Accrued emergence costs	(8,615)	(54,418)
Deferred revenue	(2,997)	(5,412)
Interest payable	—	(400)
Other liabilities	3,355	(4,576)
Other, net	2	548

Net cash provided by operating activities	57,784	18,281

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2005 — (Continued)

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash, Covanta escrow	—	37,026
Purchase of Ref-Fuel and Covanta, respectively	(747,217)	(36,400)
Cash acquired of Ref-Fuel and Covanta, respectively	62,358	57,795
Matured or called investment securities	9,726	18,773
Purchase of investment securities	(2,503)	(13,865)
Purchase of property, plant and equipment	(7,754)	(4,928)
Proceeds from the sale of assets	2,500	—
Other	166	2,412

Net cash provided by (used in) investing activities	(682,724)	60,813

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdrafts	—	(1,390)
Proceeds from rights offering	395,721	41,133
Proceeds from the exercise of options for Common Stock	3,868	3,214
Purchase of treasury stock	(897)	—
Borrowings of recourse debt	675,000	—
Payment of deferred financing costs	(34,574)	(900)
Repayment of bridge financing	—	(26,612)
Borrowings for facilities	44,309	1,208
Payment of recourse debt	(317,521)	(8,554)
Payment of project debt	(91,703)	(5,866)
Increase in restricted funds held in trust	11,347	(9,206)
Increase in Parent restricted funds	(6,471)	—
Distribution to minority partners	(6,233)	(1,796)

Net cash provided by (used in) financing activities	672,846	(8,769)

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,906	70,325
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	96,148	17,952

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144,054	$88,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2005

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Loss	Deficit	Shares	Amount	Total

	(Unaudited)
	(In thousands)
Balance at December 31, 2004	73,441	$7,344	$194,783	$(3,489)	$583	$(64,340)	11	$(66)	$134,815
Stock option compensation expense			(29)						(29)
Amortization of unearned compensation				1,088					1,088
Adjustment of unearned compensation for terminated employees	(20)	(2)	(87)	89					—
Exercise of options to purchase common stock	722	72	4,928						5,000
Shares cancelled in exercise of options	(21)	(2)	(290)				58	59	(233)
Shares issued in restricted stock award	29	3	135	(122)					16
Shares issued in rights offering, net of expenses	66,673	6,667	389,054						395,721
ACL gift of warrants upon emergence from bankruptcy, net of income taxes			509						509
Comprehensive income, net of income taxes:
Net income						16,220			16,220
Foreign currency translation					(104)	—			(104)
Net unrealized loss on available for sale securities					(287)	—			(287)

Total comprehensive income					(391)	16,220			15,829

Balance at June 30, 2005	140,824	$14,082	$589,003	$(2,434)	$192	$(48,120)	69	$(7)	$552,716

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
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
      Danielson is a holding company that owns subsidiaries currently engaged in energy and insurance services. The most significant is the waste and energy business which is comprised of Covanta Energy Corporation (“Covanta”) acquired on March 10, 2004 (the “Effective Date”) and its subsidiaries, including American Ref-Fuel Holdings Corp. and its subsidiaries (“Ref-Fuel” or the “Acquired Business”) acquired on June 24, 2005 (the “Acquisition Date”). See Note 3 of the Notes to the Condensed Consolidated Financial Statements for a description of these acquisitions. Danielson also has investments in subsidiaries engaged in insurance operations in the western United States, primarily California.
      Danielson had investments in the marine services business, the largest of which was American Commercial Lines LLC (“ACL”), an integrated marine transportation and service company which, throughout 2004 was in bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). ACL is no longer a subsidiary of Danielson. On December 30, 2004, ACL’s plan of reorganization was confirmed and ACL has since emerged from bankruptcy. As part of ACL’s plan of reorganization, the ACL stock owned by Danielson was cancelled, and its ownership interest terminated. Danielson received no cash distributions under the ACL plan of reorganization but, through a subsidiary, received warrants to purchase three percent of ACL stock from ACL’s former creditors after ACL’s emergence in January 2005. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for a discussion of the warrants.
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

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
      Three of Covanta’s subsidiaries, which relate to Covanta’s Warren county project, have not reorganized or filed a liquidation plan under Chapter 11 of the United States Bankruptcy Code. While Covanta exercises significant influence over the operating and financial policies of these subsidiaries, these subsidiaries will continue to operate as debtors-in-possession in the Chapter 11 case until they reorganize or liquidate. Because any plan of reorganization or liquidation relating to these debtors would have to be approved by the Bankruptcy Court, and possibly their respective creditors, Covanta does not control these debtors or the ultimate outcome of their respective Chapter 11 case. Accordingly, Covanta does not include these subsidiaries as consolidated subsidiaries in these Condensed Consolidated Financial Statements. Covanta’s investment in these subsidiaries is recorded using the cost method effective from March 10, 2004. Unless these subsidiaries emerge from bankruptcy under Covanta’s control, it is unlikely that they will contribute to Covanta’s results of operations.
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
      Covanta Energy Corporation is referred to herein as “Covanta”. Covanta and its domestic subsidiaries, including the Acquired Business, engage in the waste-to-energy, waste disposal, water and independent power production businesses in the United States. Covanta’s subsidiary Covanta Power International Holdings, Inc. is referred to herein as “CPIH”. CPIH and its subsidiaries engage in the independent power production business outside the United States. Covanta’s businesses comprise Danielson’s Waste and Energy Services segment. Danielson’s insurance subsidiaries comprise its Insurance Services segment.

2.	New Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R, as modified, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123, will no longer be an alternative to financial statement recognition.
      Under SFAS No. 123R, Danielson must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption method. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. In April 2005, the SEC modified the initial dates for mandatory adoption to the first annual period beginning on or after June 15, 2005. The extended adoption dates are optional and registrants are permitted to adopt SFAS No. 123R earlier. Danielson is required to adopt SFAS No. 123R beginning on January 1, 2006. Danielson is evaluating the requirements of SFAS No. 123R and SAB 107 and expects that the adoption of SFAS

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
No. 123R on January 1, 2006 will have a material impact on Danielson’s consolidated results of operations and earnings per share. Danielson has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required by SFAS No. 123.
      In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. Danielson is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect the adoption to have a material impact.

3.	Acquisitions

Ref-Fuel Acquisition
      On January 31, 2005, Danielson entered into a stock purchase agreement with Ref-Fuel, the owner and operator of six waste-to-energy facilities in the northeastern United States, and Ref-Fuel’s stockholders. On June 24, 2005, Danielson through Covanta, purchased 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the stock purchase agreement, Danielson paid $740 million in cash for the stock of Ref-Fuel and assumed the consolidated net debt of Ref-Fuel of $1.3 billion at June 24, 2005 ($1.5 billion of consolidated indebtedness and $0.2 billion of cash and restricted cash). The acquisition of Ref-Fuel was financed by a combination of debt and equity as described below. Immediately after the transaction was completed, Ref-Fuel became a wholly-owned subsidiary of Covanta.
      Danielson’s acquisition of Ref-Fuel markedly increased the size and scale of Covanta’s waste-to-energy business, and thus Danielson’s business. The acquisition also provided Covanta with the opportunity to achieve cost savings by combining the businesses of Covanta and Ref-Fuel. Furthermore, Covanta lowered its cost of capital and obtained less restrictive covenants than under its previous financing arrangements when it refinanced its existing recourse debt concurrent with the acquisition of Ref-Fuel.

Financing the Ref-Fuel Acquisition
      As part of the Ref-Fuel acquisition, Covanta entered into new credit arrangements which totaled approximately $1.1 billion and are guaranteed by Danielson and certain domestic subsidiaries of Covanta. These credit arrangements consisted of a first priority senior secured credit facility and a second priority senior secured credit facility. The first priority senior secured credit facility is comprised of a $275 million first lien term loan, a $100 million revolving credit facility, and a $340 million letter of credit facility. The second priority senior secured credit facility is a $400 million second lien term loan facility. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for a detailed description of these credit arrangements.
      The proceeds from the new credit arrangements were used to fund the acquisition of Ref-Fuel, to refinance approximately $479 million of Covanta’s existing recourse debt and letters of credit, and to pay related fees and expenses. The revolving credit and letter of credit facilities are further available for ongoing permitted expenditures and for general corporate purposes.
      The equity component of the financing consisted of a $400 million offering of warrants to purchase Danielson’s common stock (the “Ref-Fuel Rights Offering”). Such warrants entitled Danielson’s existing stockholders to purchase Danielson’s stock on a pro rata basis, with each holder entitled to purchase 0.9 shares of Danielson’s common stock at an exercise price of $6.00 for each share of Danielson’s common stock held as of May 27, 2005, the record date. Danielson received net proceeds of approximately $395.7 million ($400 million gross proceeds, net of $4.3 million of expenses) and issued 66,673,004 shares of common stock.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
      Three of Danielson’s largest stockholders, SZ Investments L.L.C. (together with its affiliate EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of its shares, “SZ Investments”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“TAVF”), and D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing ownership, at the time of the Ref-Fuel Rights Offering, of approximately 40.4% of Danielson’s outstanding common stock, committed to participate in the Ref-Fuel Rights Offering and acquired at least their pro rata portion of the shares. As consideration for their commitments, Danielson paid each of these stockholders, an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million. Danielson agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Danielson undertake an underwritten offering within twelve months of the closing of the acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      The $2.2 billion preliminary purchase price was comprised of the following (in millions of dollars):

Cash	$740.0
Debt assumed	1,455.0
Direct transaction costs	7.2
Restructuring liability	9.1

$2,211.3

      The preliminary purchase price included acquisition related restructuring charges of $9.1 million which were recorded as a liability and assumed in the Ref-Fuel acquisition, and consisted primarily of severance and related benefits, and the costs of vacating duplicate facilities.
      The following table summarizes the preliminary allocation of values to the assets acquired and liabilities assumed at the Acquisition Date in conformity with SFAS No. 141 “Business Combinations” and SFAS No. 109 “Accounting for Income Taxes.” The allocation of purchase price to Ref-Fuel is preliminary and subject to change as additional information and analysis is obtained. Management is in the process of performing the valuation studies necessary to finalize the fair values of the assets and liabilities of Ref-Fuel and the related allocation of purchase price, and expects adjustments to the preliminary fair values which may include those related to:

•	property, plant and equipment, intangibles, goodwill and debt, all of which may change based on consideration of additional analysis by Danielson and its valuation consultants;

•	accrued expenses for transaction costs and restructuring efforts which may change based on identification of final fees and costs; and

•	tax liabilities and deferred taxes, which may be adjusted based upon additional information to be received from taxing authorities and which result from changes in the allocated book basis of items for which deferred taxes are provided.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)

(In thousands
of dollars)
Current assets	$233,885
Property, plant and equipment	1,901,786
Intangible assets (excluding goodwill)	269,436
Goodwill	298,089
Other assets	111,458

Total assets acquired	$2,814,654

Current liabilities	$156,610
Long-term debt	655,270
Project debt	718,805
Deferred income taxes	368,907
Other liabilities	164,787

Total liabilities assumed	$2,064,379

Minority interest acquired	3,058

Net assets acquired	$747,217

      The acquired intangible assets of $269.4 million relate to favorable energy and waste contracts, and a favorable leasehold interest with approximate 10 year average useful lives. In its initial purchase price allocation as of June 24, 2005, goodwill of $298.1 million was recorded to reflect the excess of cost over the preliminary fair value of acquired net assets. See Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Covanta Acquisition
      On December 2, 2003, Danielson executed a definitive investment and purchase agreement to acquire Covanta in connection with Covanta’s emergence from Chapter 11 proceedings after the non-core and geothermal assets of Covanta were divested. The primary components of the transaction were: (1) the purchase by Danielson of 100% of the equity of Covanta in consideration for a cash purchase price of approximately $30 million, and (2) agreement as to new letter of credit and revolving credit facilities for Covanta’s domestic and international operations, provided by some of the existing Covanta lenders and a group of additional lenders organized by Danielson. Danielson’s acquisition of Covanta was consummated on March 10, 2004.
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

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
      In addition to the purchase price allocation adjustments, Covanta’s emergence from Chapter 11 proceedings on March 10, 2004 resulted in Covanta becoming a new reporting entity and adoption of fresh start accounting as of that date, in accordance with AICPA Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. The following table summarizes the final allocation of values to the assets acquired and liabilities assumed at March 10, 2004 in conformity with SFAS No. 141 and SFAS No. 109 (in thousands of dollars):

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

Pro Forma Results of Operations
      The results of operations from Covanta and Ref-Fuel are included in Danielson’s consolidated results of operations from March 11, 2004 and June 25, 2005, respectively. The following table sets forth certain unaudited consolidated operating results for the three and six months ended June 30, 2005 and 2004, as if the acquisition of Covanta and Ref-Fuel were consummated on the same terms at January 1, 2004 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	Pro Forma		Pro Forma

	2005	2004	2005	2004

Total revenues	$329,552	$306,171	$602,363	$605,509
Net income	$12,807	$12,279	$13,615	$9,053
Basic earnings per share:
Weighted average shares outstanding	140,179	139,173	139,907	138,940
Earnings per share	$0.09	$0.09	$0.10	$0.07
Diluted earnings per share:
Weighted average shares outstanding	146,676	144,924	146,478	144,748
Earnings per share	$0.09	$0.08	$0.09	$0.06

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)

Restructuring and Acquisition-Related Charges
      In connection with the acquisition of Ref-Fuel, Covanta incurred $1.4 million of integration costs, primarily related to professional fees and employee incentive costs. These charges were included as part of the operating costs of the Waste and Energy Services business and are non-recurring in nature.
      Covanta also incurred restructuring costs in 2005 of $2.7 million. The restructuring costs resulted from a $2.1 million severance payment to CPIH executives in connection with overhead reductions made possible by the elimination of CPIH’s separate capital structure during the second quarter of 2005. An additional $0.6 million was paid to remaining CPIH executives as incentive payments from existing contractual obligations relating to CPIH debt repayment in connection with the Ref-Fuel acquisition.

4.	Incentive Compensation Plans
      Stock-based compensation cost is measured using the intrinsic value based method of accounting prescribed by APB No. 25 for the directors and employees of Danielson and its subsidiaries. Pro forma net income and income per share are disclosed below as if the fair value based method of accounting under SFAS No. 123 had been applied to all stock-based compensation awards (in thousands of dollars, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income as reported	$5,917	$15,195	$16,220	$13,022
Pro forma compensation expense	(219)	(11)	(1,406)	(22)

Pro forma net income	$5,698	$15,184	$14,814	$13,000

Basic income per share:
As reported	$0.06	$0.18	$0.16	$0.17
Pro forma	$0.05	$0.18	$0.14	$0.17
Diluted income per share:
As reported	$0.05	$0.18	$0.15	$0.17
Pro forma	$0.05	$0.18	$0.13	$0.17
      Danielson accelerated the vesting period for 330,000 options from February 28, 2006 to March 21, 2005. The average of the high and low trading price for Danielson’s common stock on March 18, 2005, the new measurement date, was $16.48. The exercise price is $7.43. At the time the options were granted, they had a fair value per option of $5.68 using the Black-Scholes valuation model. The 2004 pro forma after-tax compensation expense under SFAS No. 123 related to the options for which the vesting period was accelerated was $0.2 million. The pro forma after-tax compensation expense related to the options for which vesting was accelerated, which would otherwise have not been included in the first half of 2005 was $0.6 million. The purpose of the acceleration was to permit officers and employees who held the options to exercise their options and participate in Danielson’s rights offering to be concluded in connection with Danielson’s acquisition of Ref-Fuel, to ensure that those participants’ rights with respect to this subset of options was not diluted by the issuance of the new shares.
      Under APB No. 25 and authoritative interpretations, when the vesting provisions are modified Danielson is only required to recognize compensation expense for the estimated portion of the award that, absent the modification, would have expired unexercisable. Accordingly, Danielson estimated the number of employees who might cease to be employees prior to the original vesting date of February 28, 2006. Danielson anticipates that all participating employees will remain employees through the original vesting date, based upon the

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
compensation structure of the employees holding these options, including the vesting provisions of other awards, and the diminutive period of time remaining until February 28, 2006. Danielson would be required to recognize compensation expense of up to $2.9 million if all employees holding the subset of options were to cease being employees of Danielson prior to the original vesting date. If one or more participating employees were to cease being employed, Danielson would be required to revise its estimate quarterly and recognize compensation expense in an amount equal to that employee’s vested options divided by 330,000 and applying that ratio to $2.9 million. All of Danielson’s participating employees were employed at June 30, 2005.

5.	Net Income Per Share
      Per share data is based on the weighted average number of Danielson’s par value $0.10 per share common stock outstanding during the relevant period. Basic earnings per share are calculated using only the average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding common stock issuable for stock options, rights and convertible notes whether or not currently exercisable. Prior periods were restated to reflect the impact of the Ref-Fuel Rights Offering.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net income	$5,917	$15,195	$16,220	$13,022

Basic earnings per share:
Weighted average basic common shares outstanding	106,245	82,552	104,030	75,582

Basic earnings per share	$0.06	$0.18	$0.16	$0.17

Diluted earnings per share:
Weighted average basic common shares outstanding	106,245	82,552	104,030	75,582
Stock options	754	643	828	701
Restricted stock	570	—	675	—
Rights	4,342	3,333	4,220	1,667

Weighted average diluted common shares outstanding	111,911	86,528	109,753	77,950

Diluted earnings per share	$0.05	0.18	$0.15	$0.17

6.	Pass Through Costs
      Pass through costs are costs for which Covanta receives a direct contractually committed reimbursement from the municipal client which sponsors a waste-to-energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in Danielson’s consolidated financial statements. Total pass through costs for three and six months ended June 30, 2005 were $12.6 million and $29.6 million, respectively, and for the three month period ended June 30, 2004 and for the period March 11, 2004 through June 30, 2004, were $10.6 million and $12.9 million, respectively.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)

7.	Revenues and Unbilled Service Receivables
      The following table summarizes the components of waste and service revenues for the three and six months ended June 30, 2005 and 2004 and the period March 11, 2004 through June 30, 2004 (in thousands of dollars):

	Three Months Ended		Six Months	For the Period
	June 30,		Ended	March 11 through,
			June 30,	June 30,
	2005	2004	2005	2004

Waste and service revenues unrelated to project debt	$108,024	$104,817	$199,539	$125,930
Revenue earned explicitly to service project debt-principal	15,511	11,117	27,538	13,628
Revenue earned explicitly to service project debt-interest	7,584	7,861	15,382	9,691

Total Waste and Service revenues	$131,119	$123,795	$242,459	$149,249

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
      Waste and Energy Services electricity and steam sales included lease income from the international business of approximately $25.8 million and $22.0 million for the three months ended June 30, 2005 and 2004, respectively and $51.1 million and $27.1 million for the six months ended June 30, 2005 and for the period March 11, 2004 through June 30, 2004, respectively.

8.	Equity in Net Income of Equity Investees
      Danielson and ACL sold their investment in GMS on October 6, 2004. Danielson sold its investment in Vessel Leasing to ACL on January 13, 2005. The reported net income for the three and six months ended June 30, 2005 and 2004, included under the caption “Equity in net income from unconsolidated investments” was as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Equity in net income from unconsolidated Energy investments	$4,104	$5,252	$10,564	$5,405
Marine Services:
GMS equity income	—	25	—	6
Vessel Leasing equity income	—	74	—	176

Equity in net income from unconsolidated Marine Services subsidiaries	—	99	—	182

Equity in net income from unconsolidated investments	$4,104	$5,351	$10,564	$5,587

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
      Equity in net income from unconsolidated investments primarily relates to Covanta’s investment in Quezon Power, Inc. in the Philippines (“Quezon”). The unaudited results of operations from Quezon for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands of dollars):

	Quezon

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue	$49,489	$48,489	$110,307	$102,241
Operating income	17,418	19,272	43,769	42,777
Net income	8,390	9,975	25,948	23,833

9.	Intangible Assets and Goodwill
      As of March 10, 2004, Covanta’s waste and energy contracts were recorded at their fair market values, in accordance with SFAS No. 141, based upon discounted cash flows from the service contracts and the “above market” portion of the energy contracts on using currently available information. Amortization was calculated by the straight-line method over the remaining contract lives. The remaining weighted-average life of the agreements is approximately 17 years. However, many of such contracts have remaining lives that are significantly shorter.
      As of June 25, 2005, Ref-Fuel’s waste and energy contracts, lease interest, renewable energy credits and other indefinite-lived assets were recorded at their preliminary fair value, in accordance with SFAS No. 141, based upon discounted cash flows attributable to the “above market” portion of these contracts and assets using currently available information. Amortization was calculated by the straight-line method over the remaining contract lives which range from four to fifteen years for waste and energy contracts and twenty four years for the lease interest.
      Intangible assets consisted of the following (in thousands of dollars):

		June 30,	December 31,
	Useful Life	2005	2004

Waste and energy contracts	4 - 23 years	$384,573	$192,058
Lease interest and other	5 - 24 years	74,447	442
Other intangibles	Not subject to amortization	3,029	—

		462,049	192,500
Accumulated amortization		(24,968)	(15,210)

Intangible assets, net		$437,081	$177,290

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
      The following table details the amount of the actual/estimated amortization expense associated with intangible assets included or expected to be included in Danielson’s statement of operations for each of the years indicated (in thousands of dollars):

		Lease
	Waste and	Interest
	Energy	and Other
	Contracts	Contracts	Totals

Six months ended June 30, 2005	$10,271	$66	$10,337

2005 remaining	22,021	1,724	23,745
2006	44,044	3,443	47,487
2007	43,710	3,443	47,153
2008	42,037	3,443	45,480
2009	38,493	3,443	41,936
Thereafter	169,300	58,951	228,251

Total	$359,605	$74,447	$434,052

Goodwill
      In connection with the Ref-Fuel acquisition, Covanta recorded $298.1 million of goodwill. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in the Ref-Fuel acquisition in accordance with the provisions of SFAS No. 142. Goodwill has an indefinite life and is not amortized but will be reviewed under the provisions of SFAS No. 142 for impairment. Danielson will perform an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow approach. Goodwill is not deductible for federal income tax purposes.

10.	Other Liabilities
      Other liabilities consisted of the following at June 30, 2005 and December 31, 2004 (in thousands of dollars):

	June 30,	December 31,
	2005	2004

Waste and service contracts	$131,405	$7,873
Interest rate swap	14,778	14,920
Pension benefit obligation	45,788	45,430
Asset retirement obligation	31,087	18,912
Duke liability	24,649	—
Other	12,756	10,713

	$260,463	$97,848

      As of June 25, 2005 , Ref-Fuel’s waste and service contracts were recorded at their fair market values, in accordance with SFAS No. 141, based upon discounted cash flows attributable to the “below Market” portion of the waste contracts and service contracts using current available information. Amortization was calculated by the straight-line method over the remaining contract lives which ranged from nine to seventeen years.

11.	Credit Arrangements and Long-Term Debt
      Covanta’s and CPIH’s credit facilities that existed prior to the Acquisition Date were terminated, and Covanta discharged in full its previously outstanding high yield secured notes and unsecured notes.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
      As part of the Ref-Fuel acquisition, Covanta entered into new financing arrangements which are guaranteed by Danielson and certain domestic subsidiaries of Covanta. The proceeds of the new financing arrangements were used to fund the acquisition of Ref-Fuel, to refinance approximately $479 million of Covanta’s existing recourse debt and letter of credit facilities, and to pay the related fees and expenses. The new credit facilities are further available for ongoing permitted expenditures and for general corporate purposes.
      Long-term debt, following the acquisition of Ref-Fuel, is presented below (in thousands of dollars):

June 30,
2005

Covanta Senior Secured Credit Facilities
First Lien Term Loan Facility	$275,000
Second Lien Term Loan Facility	400,000

675,000

Intermediate Subsidiary Debt
6.26% ARC Senior Notes due 2015	234,000
8.5% MSW Energy Holdings LLC Notes due 2010	200,000
7.375% MSW Energy Holdings II LLC Notes due 2010	225,000

659,000
Unamortized debt premium	15,385

Total intermediate subsidiary debt	674,385

Other long-term debt	254

Total long-term debt	1,349,639
Less: current portion	(30,330)

Total long-term debt	$1,319,309

      Covanta entered into the following senior secured credit arrangements on June 24, 2005:

•	a first priority secured term loan facility in the amount of $275 million that will mature in 2012 and is repayable in scheduled quarterly installments beginning September 30, 2005 (the “First Lien Term Loan Facility”);

•	a first priority secured revolving credit facility in the amount of $100 million that will mature in 2011 and is available for revolving loans, up to $75 million of which may be utilized for letters of credit (the “Revolving Credit Facility”);

•	a first priority secured letter of credit facility in the amount of $340 ($312.3 million outstanding at June 30, 2005) million that will mature in 2012 (the “Funded L/ C Facility” and collectively with the First Lien Term Loan Facility and the Revolving Loan Facility the “First Lien Facilities”); and

•	a second priority secured term loan facility in the amount of $400 million that is repayable in full on the maturity date in 2013 (the “Second Lien Term Loan Facility” and collectively with the First Lien Facilities the “Credit Facilities”).

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
MATERIAL TERMS OF COVANTA’S SENIOR SECURED CREDIT FACILITIES
      The First Lien Term Loan Facility has a mandatory annual amortization, paid in quarterly installments, through the date of maturity in annual amounts set forth in the following schedule (in thousands of dollars):

Annual
First Lien Term Loan Facility	Amortization

2005	$1,375
2006	2,750
2007	2,750
2008	2,750
2009	2,750
2010	2,750
2011	130,625
2012	129,250
      The Second Lien Term Loan Facility has no mandatory amortization requirements and is required to be repaid in full on its maturity date.
      Interest on loans under the Credit Facilities varies, depending upon interest rate periods selected by Covanta, and Covanta’s designation of such loan. Loans are designated, at Covanta’s election, as Eurodollar rate loans or base rate loans. Eurodollar loans bear interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months (and at the end of every three months in the case of six month Eurodollar loans). Base rate loans bear interest at (a) a rate per annum equal to the greater of (i) the “prime rate” designated in the relevant facility or (ii) the federal funds rate plus 0.50% per annum, plus (b) a borrowing margin as described below. Letters of credit issued under the Revolving Credit Facility will accrue fees at the then effective borrowing margins on Eurodollar rate loans, plus a fee on each issued letter of credit payable to the issuing bank. Letter of credit availability under the Funded L/ C Facility accrues fees (whether or not letters of credit are issued thereunder) at the then-effective borrowing margin for Eurodollar rate loans described below times the total funded letter of credit availability (whether or not then utilized), plus a fee on each issued letter of credit payable to the issuing bank. In addition, Covanta has agreed to pay to the participants under the Funded L/ C Facility any shortfall between the Eurodollar rate applicable to the relevant Funded L/C Facility interest period and the investment income earned on the pre-agreed investments made by the relevant issuing banks with the purchase price paid by such participants for their participations under the Funded L/ C Facility. Covanta is required to enter into certain hedging obligations designed to mitigate its exposure to the risk of interest rate changes with respect to $337.5 million of its borrowings under the Credit Facilities, less any second lien notes to the extent issued. See Note 18, of the Notes of the Condensed Consolidated Financial Statement.
      The borrowing margins referred to above for the Revolving Credit Facility are as follows:

	Borrowing	Borrowing
	Margin for	Margin for
	Revolving	Revolving
	Eurodollar	Base Rate
Company Leverage Ratio	Loans	Loan

M 4.25:1.00	3.00%	2.00%

< 4.25:1.00
M 3.50:1:00	2.75%	1.75%

< 3.50:1:00	2.50%	1.50%

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
      The initial borrowing margin for the First Lien Term Loan Facility and the Funded L/ C Facility are 3.00% for Eurodollar rate loans and 2.00% for base rate loans. The borrowing margins under the Second Lien Term Loan Facility are 5.50% for Eurodollar rate loans and 4.50% for base rate loans.
      Fees payable under the Credit Facilities are as follows:

•	Revolving Credit Facility — A commitment fee of 0.50% of the unfunded portion of the facility and a fronting fee of 0.125% of the average aggregate daily maximum available to be drawn under the facility per annum; and

•	Funded L/ C Facility — A funded letter of credit fee as defined in the credit agreement and a fronting fee of 0.125% of the average aggregate daily maximum available to be drawn under the facility per annum.
      The Credit Facilities are guaranteed by Danielson and by certain Covanta subsidiaries. Covanta agreed to secure all of its obligations under the First and Second Lien Facilities by granting, for the benefit of secured parties, a first and second priority lien on substantially all of its assets, to the extent permitted by existing contractual obligations, a pledge of all of the capital stock of each of its domestic subsidiaries owned by it and 65% of all the capital stock of each of its foreign subsidiaries directly owned by it, in each case to the extent not otherwise pledged.
      The Credit Facilities provide for the mandatory prepayments of all or a portion of the amounts funded by the lenders under the First Lien Facilities from specified sources, including the sale of assets, incurrence of additional debt, net insurance or condemnation proceeds received and fifty percent of Covanta’s excess annual cash flow as calculated pursuant to the credit agreement.
      The Credit Facilities require Covanta to furnish the lenders with periodic financial, operating and other information. In addition, these facilities further restrict, without consent of its lenders, Covanta’s ability to, among other things:

•	incur indebtedness, or incur liens on its property, subject to specific exemptions;

•	pay any dividends, subject to specific exceptions;

•	make new investments, subject to specific exceptions;

•	deviate from specified financial ratios and covenants, including those pertaining to interest coverage ratio, leverage ratio, adjusted EBITDA and capital expenditures;

•	sell or dispose of assets, enter into a merger transaction, liquidate or dissolve itself subject to specific exceptions;

•	enter into any transactions with affiliates, subject to specific exceptions; and

•	engage in new lines of business.
      Events of default include any of the following:

•	a failure by Covanta to pay amounts when due under the First Lien Term Loan Facility or other debt instruments;

•	breaches of representations, warranties and covenants;

•	involuntary or voluntary bankruptcy;

•	a judgment in excess of specified amounts is rendered against Covanta and is unstayed, to the extent not covered by insurance;

•	any event that would cause a material adverse effect on Covanta; and

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)

•	a change in control or the net operating losses available to Danielson or Covanta to offset taxable income are less than $315 million (as reduced by amounts used by Danielson after December 31, 2004).
      The priority of the security interests and related creditor rights among the Credit Facilities are set forth in the intercreditor agreement among Covanta and its lenders (the “Intercreditor Agreement”). The Intercreditor Agreement provides, among other things, that for as long as any of the First Lien Facilities are outstanding:

•	any proceeds of collateral received in connection with the sale or disposition of such collateral by the collateral agent for the holders of the First Lien Facilities will be applied to the First Lien Facilities in the order specified by the Intercreditor Agreement and the applicable First Lien Facilities documents. Upon discharge of the First Lien Facilities, any proceeds of collateral held by the collateral agent for the First Lien Facilities will be delivered to the collateral agent for the Second Lien Term Loan Facility to be applied in the order specified by the Intercreditor Agreement and the applicable Second Lien Term Loan Facility; and

•	except as permitted under the Credit Facilities, Covanta will not make prepayments of the Second Lien Term Loan Facility prior to any voluntary or mandatory prepayment of any amounts outstanding under the First Lien Facilities.

Intermediate Subsidiary Debt
      Upon the consummation of the Ref-Fuel acquisition, Covanta assumed the existing consolidated debt of Ref-Fuel and its subsidiaries. This assumed debt included certain notes issued by non-project subsidiaries of Ref-Fuel described below.

•	6.26% senior notes outstanding in the amount of $234 million maturing in 2015. Interest is payable June 30 and December 31 each year through maturity;

•	8.5% senior secured notes in the amount of $200 million maturing September 1, 2010. Interest is payable on March 1 and September 1 each year through maturity; and

•	7.375% senior secured notes in the amount of $225 million maturing September 1, 2010. Interest is payable on March 1 and September 1 each year through maturity.
The 8.5% and 7.375% senior secured notes have indentures that provide for certain restrictive covenants, including among other things, restrictions on the incurrence of indebtedness, certain payments to related and unrelated parties, acquisitions and asset sales. In addition, the indentures, pursuant to which such notes are issued, provide that distributions of cash to parent entities (including Covanta) may occur quarterly and only if certain financial covenants are satisfied. Holders of these notes are entitled to receive from the issuer an offer to repurchase such notes upon a change of control, such as was caused by the purchase of Ref-Fuel by Covanta. For a more detailed discussion of such change of control, see Note 19, of the Notes to the Condensed Consolidated Financial Statements.

Financing Costs
      Deferred financing costs on the condensed consolidated balance sheet represent capitalizable costs incurred by Danielson in connection with the acquisition of Ref-Fuel and refinancing of Covanta’s recourse debt. All deferred financing costs are amortized to interest expense over the life of the related debt using the straight-line method, which approximates the effective interest method.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)

12.	Income Taxes
      Danielson files a Federal consolidated income tax return with its eligible subsidiaries. Danielson’s Federal consolidated tax return includes the taxable results of certain grantor trusts established pursuant to a prior court approved reorganization to assume various liabilities of certain present and former insurance subsidiaries of Danielson. These trusts are not consolidated with Danielson for financial statement purposes.
      Danielson’s Federal consolidated tax return excluded the results of CPIH since its operations did not qualify for consolidation under the applicable tax laws. Effective July 31, 2005, CPIH is included in the Danielson Federal consolidated return. Danielson’s Federal consolidated tax return will include the results of Ref-Fuel after June 24, 2005. Danielson records its interim tax provision based upon estimated effective tax rates for the year.
      Danielson’s provision for income taxes in the condensed consolidated statements of operations consists of certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the trusts referred to above, and reflect preparation on a separate company basis. For further information, reference is made to Note 25 of the Notes to the Consolidated Financial Statements included in Danielson’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
      Danielson had net operating losses (“NOLs”) estimated to be approximately $516 million for Federal income tax purposes as of the end of 2004. The NOLs will expire in various amounts from December 31, 2005 through December 31, 2023, if not used. The Internal Revenue Service (“IRS”) has not audited any of Danielson’s tax returns. There can be no assurance that Danielson would prevail if the IRS were to challenge the use of the NOLs.
      If Danielson were to undergo an “ownership change,” as such term is used in Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. Danielson will be treated as having had an “ownership change” if there is a more than 50% increase in stock ownership during a 3-year “testing period” by “5% stockholders”. Danielson’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Danielson’s NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and Danielson expects that they will remain in-force as long as Danielson has NOLs. Danielson cannot be certain, however, that these restrictions will prevent an ownership change.
      Reductions in Danielson’s NOLs could occur in connection with the administration of certain grantor trusts relating to the insolvency proceedings of the Mission Insurance companies, which were formerly subsidiaries of Danielson. During or at the conclusion of the administration of the grantor trusts, material taxable income could result which could utilize a substantial portion of the NOLs which in turn could materially reduce Danielson’s cash flow and ability to service its debt. The impact of a material reduction in Danielson’s NOLs could cause an event of default under the Credit Facilities, and/or a reduction of a substantial portion of Danielson’s deferred tax assets relating to such NOLs.
      If Danielson’s existing Insurance Services business were to require capital infusions in order to meet certain regulatory capital requirements, and were Danielson to fail to provide such capital, some or all of its subsidiaries comprising the Insurance Services business could enter insurance insolvency or bankruptcy proceedings. In such event, such subsidiaries may no longer be included in Danielson’s consolidated tax return and a portion, which could constitute a significant portion, of Danielson’s remaining NOLs, may no longer be available to it. There may also be a significant inclusion of taxable income in Danielson’s Federal consolidated tax return.
      In October 2004, United States Federal income tax legislation entitled “The American Jobs Creation Act of 2004” was enacted. This legislation includes provisions that may affect Danielson, such as provisions requiring additional federal income tax disclosure and reporting, provisions regarding the preferential Federal income tax treatment of certain qualified dividend distributions from foreign subsidiaries, certain additional

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
federal income tax deductions based on qualified production income, additional restrictions on the flexibility of executive deferred compensation plans, and other matters. Danielson has evaluated the impact of this new Federal income tax law and it is expected that Danielson will not materially benefit from any of these provisions.

13.	Stockholders’ Equity
      In connection with a pro rata rights offering to all stockholders on May 27, 2005, the Company issued 66.7 million additional shares of Common Stock for approximately $400 million of gross proceeds, as more fully described in Note 3 of the Notes to the Condensed Consolidated Financial Statements. As of June 30, 2005, there were 140.8 million shares of Common Stock issued and outstanding.
      Danielson is expected to complete its previously announced rights offering for up to 3.0 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta prior to its reorganization, at a purchase price of $1.53 per share which Danielson is required to complete in order to satisfy its obligations as the sponsor of the Covanta Plan of Reorganization (the “9.25% Offering”). This 9.25% Offering will be made solely to holders of the $100 million of principal amount of 9.25% debentures due 2002 issued by Covanta who voted in favor of the Reorganization Plan on January 12, 2004. On January 24, 2004, holders of $84.5 million in principal amount of 9.25% debentures voted in favor of the Reorganization Plan and are eligible to participate in the 9.25% Offering. Other holders of the 9.25% debentures who did not oppose the Reorganization Plan, have filed an action with the bankruptcy court seeking the right to participate in the 9.25% offering.
      Danielson executed a letter agreement with Laminar on January 31, 2005 pursuant to which Danielson agreed that if the 9.25% Offering did not close prior to commencement of the Ref-Fuel Rights Offering, that it would revise the terms of the 9.25% Offering so that participants in the 9.25% Offering are offered up to 2.7 million additional shares of Danielson’s common stock at the same $6.00 per share purchase price as in the Ref-Fuel Rights Offering. Danielson filed a registration statement with the SEC to register the 9.25% Offering, which registration statement has not been declared effective. Since the 9.25% Offering was not commenced prior to the Ref-Fuel Rights Offering, Danielson will amend and restructure the 9.25% Offering in accordance with its agreement.

14.	Business Segments
      Danielson has two reportable business segments — Waste and Energy Services and Insurance Services. Waste and Energy Services develops, constructs, owns and operates for others key infrastructure for the disposal of waste (primarily waste-to-energy) and independent power production facilities in the United States and abroad. The Insurance Services segment writes property and casualty insurance in the western United States, primarily in California.

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
      The accounting policies of the reportable segments are consistent with those described in Danielson’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Segment results for the three and six months ended June 30, 2005 and 2004 are shown below (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Waste and Energy Services
Domestic	$158,932	$145,969	$293,782	$175,767
International	36,324	33,853	72,292	43,031

Subtotal Waste and Energy Services	195,256	179,822	366,074	218,798
Insurance Services	3,836	5,056	7,837	11,955
Corporate	—	185	—	271

Total revenues	$199,092	$185,063	$373,911	$231,024

Income (loss) from operations:
Waste and Energy Services
Domestic	$25,778	$26,705	$34,162	$28,488
International	2,828	4,954	8,146	7,645

Subtotal Waste and Energy Services	28,606	31,659	42,308	36,133
Insurance Services	208	44	365	148
Corporate	113	(761)	213	(1,454)

Operating income	28,927	30,942	42,886	34,827
Other
Interest income	881	683	1,660	895
Interest expense	(18,031)	(15,630)	(28,352)	(22,726)
Gain on derivative instruments, unexercised ACL warrants	500	—	4,218	—

Income before income taxes, minority interests and equity in net income from unconsolidated investments	$12,277	$15,995	$20,412	$12,996

      The acquisition of Ref-Fuel substantially increased the assets in the Waste and Energy Services segment. Following are identifiable assets at June 30, 2005 and December 31, 2004 (in thousands of dollars).

	June 30,	December 31,
	2005	2004

Waste and Energy Services	$4,560,145	$1,814,042
Insurance Services	76,605	85,679
Parent	53,606	39,360

Consolidated	$4,690,356	$1,939,081

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)

15.	Employee Benefit Plans

Waste and Energy Services
      Net periodic defined pension benefit expense was as follows (in thousands of dollars):

	Pension Benefits

				For the Period
	For the Three		For the Six	March 11,
	Months Ended		Months Ended	through
	June 30,		June 30,	June 30,

	2005	2004	2005	2004

Service cost	$1,806	$2,077	$3,612	$2,561
Interest cost	998	861	1,995	1,061
Expected return on plan assets	(754)	(588)	(1,508)	(725)

Net periodic benefit cost	$2,050	$2,350	$4,099	$2,897

	Other Post Retirement Benefits

				For the Period
	For the Three		For the Six	March 11,
	Months Ended		Months Ended	through
	June 30,		June 30,	June 30,

	2005	2004	2005	2004

Service Cost	$—	$—	$—	$—
Interest Cost	164	169	328	208
Expected Return on Plan Assets	—	—	—	—

Net periodic benefit cost	$164	$169	$328	$208

      Covanta has recorded a pension plan liability equal to the amount that the present value of projected benefit obligations (using a discount rate of 5.75%) exceeded the fair value of pension plan assets at March 10, 2004 in accordance with the provisions of SFAS No. 141. Covanta made contributions of $3.2 million and $6.1 million to the plan in the six months ended June 30, 2005 and 2004, respectively.

Insurance Services
      Net periodic defined pension benefit expense was not significant for the six months ended June 30, 2005 and 2004.

16.	ACL Warrants
      On January 12, 2005, a subsidiary of Danielson received warrants to purchase 168,230 shares of common stock of ACL at $12.00 per share, as adjusted pursuant to a 4-for-1 split announced by ACL on July 19, 2005. The warrants were given by certain of the former creditors of ACL under the ACL plan of reorganization. Danielson’s investment in ACL was written down to zero in 2003. Danielson determined that the aggregate fair value of the warrant on the grant date was $0.8 million.
      Danielson recorded the warrants as a derivative security in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Danielson recorded the warrants at their aggregate fair value of $0.8 million on the grant date and marked the warrant to fair value of $4.5 million as of March 31, 2005. The mark to market adjustment at June 30, 2005 was an increase to the investment in

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
ACL warrants to $5.0 million in the condensed consolidated balance sheet and a corresponding pre-tax gain on derivative instruments of $0.5 million for the three months ended June 30, 2005. The adjustment to fair value will be made each financial statement date, which will result in either an increase or decrease in the warrant investment and corresponding gain or loss on derivative instruments in Danielson’s consolidated balance sheet and consolidated statement of operations, respectively.

17.	Commitments and Contingent Liabilities
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
      Covanta may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances, Covanta may be exposed to joint and several liabilities for remedial action or damages. Covanta’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally such claims arising prior to the first petition date were resolved in and discharged by Covanta’s Chapter 11 cases.
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

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
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
      By letters dated August 13, 2004 and May 3, 2005, EPA notified American Ref-Fuel Company of Essex County (“Essex”) that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (“LPRSA”), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 PRPs named thus far. EPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. EPA’s notice letters state that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by EPA totaling approximately $2.8 million, and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimus; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’ ultimate liability in the matter, including for natural resource damage. Given the uncertainty, Essex has entered an arrangement with USEPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by EPA, by contributing $250,000 to the cost of the study and by sharing in certain past and ongoing legal fees and other costs of the cooperating PRP group.

Other Matters
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

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
      Although discussions continue, to date Covanta Warren and the Warren Authority have been unable to reach an agreement to restructure the contractual arrangements governing Covanta Warren’s operation of the Warren Facility.
      Also as part of Covanta’s emergence from bankruptcy, Covanta and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse Covanta for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit Covanta to advance up to $2 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of June 30, 2005, Covanta Warren owed Covanta $1.4 million.
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

18.	Related Party Transactions
      ACL was an indirect, wholly-owned subsidiary of Danielson prior to ACL’s bankruptcy proceedings. At that same time, SZ Investments, LLC’s equity ownership in Danielson was approximately 18%. SZ Investments, LLC is controlled by Samuel Zell. Another affiliate of Mr. Zell, HY I Investments, LLC, was a holder of approximately 42% of ACL’s Senior Notes and PIK Notes. The holders of ACL’s Senior Notes were among the class of grantors of the warrants to a subsidiary of Danielson. See Note 16 of the Notes to the Condensed Consolidated Financial Statements.
      SZ Investments, TAVF and Laminar, representing ownership of approximately 40.4% of Danielson’s outstanding common stock, have each participated in Ref-Fuel Rights Offering and acquired at least their respective pro rata portion of the shares. As consideration for their commitments, Danielson paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million. Danielson also agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Danielson undertake an underwritten offering within twelve months of the closing of the acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      Danielson executed a letter of agreement with Laminar on January 31, 2005 pursuant to which Danielson agreed that if the 9.25% Offering did not close prior to the Ref-Fuel Rights Offering, that it would revise the terms of the 9.25% Offering so that participants in the 9.25% Offering are offered up to 2.7 million additional shares of Danielson’s common stock at the same $6.00 per share purchase price as in the Ref-Fuel Rights Offering. Danielson filed a registration statement with the SEC to register the 9.25% Offering, which registration statement has not been declared effective. Since the 9.25% Offering was not commenced prior to the Ref-Fuel Rights Offering, Danielson will amend and restructure the 9.25% Offering in accordance with its agreement.

19.	Subsequent Events
      As described in Note 11 of the Notes to the Condensed Consolidated Financial Statements, Covanta is required to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the Credit Facilities. On July 8, 2005, Covanta entered into two amortizing interest rate swap agreements with a total initial notional amount of $300 million. The agreements require

DANIELSON HOLDING CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements — (Continued)
Covanta to pay a fixed rate and receive a floating rate from the counterparties and were designated as hedges when they were executed and are determined to be effective hedges. Accordingly, any gain or loss from the fair value of the derivative will be initially reported as a component of other comprehensive income.
      As described in Note 11 of the Notes to the Condensed Consolidated Financial Statements, certain intermediate subsidiaries of Covanta have outstanding notes which were issued pursuant to indentures containing covenants and other obligations of such subsidiaries. These subsidiaries are MSW Energy Holdings LLC (“MSW I”), which as of June 30, 2005, had outstanding $200 million aggregate principal amount of 8.5% senior secured notes, and MSW Energy Holdings II LLC (“MSW II”), which as of June 30, 2005, had outstanding $225 million aggregate principal amount of 7.375% senior secured notes. Under applicable indentures, holders of these notes are entitled to receive from the respective issuer an offer to repurchase such notes upon a change of control (a “Change of Control Offer”), such as was caused by the purchase of Ref-Fuel by Covanta. On June 24, 2005, Change of Control Offers were issued by both MSW I and MSW II. Holders of approximately $4.2 million of MSW I notes properly tendered their notes for repurchase, and holders of approximately $0.9 million of MSW II notes properly tendered their notes for repurchase. All such notes were repurchased on July 26, 2005. MSW I and MSW II paid the purchase price of such notes, which was $5.1 million in the aggregate with cash made available by Covanta.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
      Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Danielson Holding Corporation (“Danielson”) and its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Danielson cautions investors that any forward-looking statements made by Danielson are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Danielson, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of Danielson’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 and in other securities filings by Danielson.
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
Additional Information
      The following discussion addresses the financial condition of Danielson as of June 30, 2005, and its results of operations for the three and six months ended June 30, 2005, compared with the same periods last year. It should be read in conjunction with Danielson’s Unaudited Condensed Consolidated Financial Statements and Notes thereto for the periods ended June 30, 2005 and 2004 also contained in this report. It should also be read in conjunction with Danielson’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004 and Management’s Discussion and Analysis included in Danielson’s 2004 Annual Report Form on 10-K, as amended, and in the quarterly report on Form 10-Q for the period ended March 31, 2005, to which the reader is directed for additional information.
      The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of Danielson’s business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. As described in Note 3 of the Notes to the Condensed Consolidated Financial Statements, Danielson’s purchase accounting of its acquisition of Covanta Energy Corporation, Inc. (“Covanta”) reflected the final allocation of value to the assets acquired and liabilities assumed and its preliminary allocation of value to the assets acquired and liabilities assumed for the acquisition of American Ref-Fuel Holdings Corp. (“Ref-Fuel”).
The Results of Operation and Financial Condition
      On March 10, 2004, Covanta and most of its subsidiaries engaged in waste-to-energy, water and independent power production in the United States consummated reorganization (“Covanta Reorganization Plan”) and emerged from proceedings under Chapter 11 of the Bankruptcy Code (“Chapter 11”). As a result of the consummation of the Covanta Reorganization Plan, Covanta is a wholly owned subsidiary of Danielson. The results of operations and financial condition of Covanta are consolidated for financial reporting purposes from March 11, 2004.
      The subsidiaries of Covanta that own and operate the Warren County, New Jersey, and Lake County, Florida, waste-to-energy facilities and the Covanta subsidiaries which were involved in the Tampa Bay desalination facility (together the “Remaining Debtors”) remained in Chapter 11 proceedings. At March 10, 2004, Covanta no longer included these entities as consolidated subsidiaries in its financial statements. Covanta’s investment in these entities was recorded in the financial statements using the cost method as of March 10, 2004.
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
      On June 24, 2005 (the “Acquisition Date”), Danielson acquired, through Covanta, 100% of the issued and outstanding shares of Ref-Fuel in accordance with a stock purchase agreement (“Purchase Agreement”) dated January 31, 2005 with Ref-Fuel. Ref-Fuel and its subsidiaries (collectively, the “Acquired Business”) operate six waste-to-energy facilities located in the northeastern United States and TransRiver Marketing Company, L.P. (“TransRiver”), a waste procurement company. The Ref-Fuel subsidiaries that operate the waste-to-energy facilities derive revenues principally from disposal or tipping fees received for accepting waste, and from the sale of electricity and steam produced by those facilities. Immediately upon close of the acquisition, Ref-Fuel became a wholly-owned subsidiary of Covanta, and Covanta assumed control of the management and operations of the Ref-Fuel facilities.
      Ref-Fuel’s results of operations were consolidated into Danielson beginning June 25, 2005. Danielson’s condensed consolidated balance sheet included the accounts of Ref-Fuel as of June 30, 2005 and reflected preliminary purchase accounting allocations.
      Covanta Energy Corporation is referred to herein as “Covanta”. Covanta and its domestic subsidiaries, including the Acquired Business, engage in the waste-to-energy, waste disposal, water and independent power production businesses in the United States. Covanta’s subsidiary Covanta Power International Holdings, Inc. is referred to herein as “CPIH”. CPIH and its subsidiaries engage in the independent power production business outside the United States. Covanta’s businesses comprise Danielson’s Waste and Energy Services segment. Danielson’s insurance subsidiaries comprise its Insurance Services segment.
EXECUTIVE SUMMARY
      Danielson is organized as a holding company with substantially all of its operations conducted in the insurance services industry prior to the acquisition of Covanta’s energy business in 2004 and the acquisition of Ref-Fuel in 2005. As a result of the consummation of the Covanta and Ref-Fuel acquisitions, the future performance of Danielson will predominantly reflect the performance of the Waste and Energy Services operations which are significantly larger than Danielson’s Insurance Services operations.

      Throughout 2004, Danielson also had subsidiaries engaged in the marine services industry which, beginning in 2003, were accounted for under the equity method. Most of these subsidiaries were involved in the bankruptcy proceedings of American Commercial Lines, LLC (“ACL”), pursuant to which these subsidiaries were sold or reorganized. On December 30, 2004 a plan of reorganization was confirmed (without any material conditions) and on January 10, 2005, these subsidiaries emerged from bankruptcy, and Danielson’s ownership interests in ACL were cancelled.
      As discussed in Note 16 of the Notes to the Condensed Consolidated Financial Statements, on January 12, 2005, a subsidiary of Danielson received 168,230 warrants to purchase the common stock of ACL at $12.00 per share. The warrants were given by certain of the former creditors of ACL. Danielson’s investment in ACL was written down to zero in 2003. Danielson recorded the warrants as a derivative security in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”. Accordingly, Danielson recorded the warrants at their fair value on the date of grant of $0.8 million and marked the warrant to fair value of $4.5 million as of March 31, 2005. Until the warrants are exercised an adjustment to fair value will be made each financial statement date, which will result in either an increase or decrease in the warrant investment and corresponding gain or loss on derivative instruments in Danielson’s consolidated balance sheet and consolidated statement of operations, respectively. The adjustment at June 30, 2005 was an increase to the investment in ACL warrants to $5.0 million in the condensed consolidated balance sheet and a corresponding pre-tax gain on derivative instruments of $0.5 million in the condensed consolidated statement of operations for the three months ended June 30, 2005.
      During 2004, Danielson’s investment in Marine Services included a direct 5.4% interest in Global Material Services, LLC (“GMS”) and a direct 50% interest in Vessel Leasing, LLC (“Vessel Leasing”). Neither of these two companies filed for Chapter 11 protection. GMS was a joint venture among ACL, Danielson and a third party, which owned and operated marine terminals and warehouse operations. Vessel Leasing was a joint venture between ACL and Danielson which leased barges to ACL’s barge transportation operations. Danielson, GMS and Vessel Leasing were not guarantors of ACL’s debt nor were they liable for any of ACL’s liabilities. On October 6, 2004, Danielson and ACL sold their interest in GMS to the third party joint venture member, and on January 13, 2005 Danielson sold its interest in Vessel Leasing to ACL. As a result, Danielson no longer is engaged in the marine services business.
      The nature of Danielson’s business, the risks attendant to such business and the trends that it will face has been significantly altered by the acquisitions of Covanta and Ref-Fuel. Accordingly, Danielson’s prior financial performance will not be comparable with its future performance and readers are directed to Management’s Discussion and Analysis of Waste and Energy Services’ Business below for a discussion of management’s perspective on important factors of operating and financial performance.
      In addition to the risks attendant to the operation of the Waste and Energy Services’ business in the future and the integration of Ref-Fuel and its employees into Covanta, the ability of Danielson to utilize its net operating loss carryforwards (“NOL”) to offset taxable income generated by the Waste and Energy Services’ operations will have a material effect on Danielson’s financial condition and results of operations. NOLs predominantly arose from predecessor insurance entities of Danielson (formerly named Mission Insurance Group Inc.).
      Danielson had NOLs estimated to be approximately $516 million for Federal income tax purposes at December 31, 2004. The NOLs will expire in various amounts from December 31, 2005 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Danielson’s consolidated tax group. The IRS has not audited any of Danielson’s tax returns relating to the years during which the NOL’s were generated.
      A portion of Danielson’s NOLs were utilized in 2004 as a result of income Danielson recognized in connection with ACL’s emergence from bankruptcy, Covanta’s operations and from income from certain grantor trusts relating to Danielson’s historic insurance business.

      In addition, reductions in Danielson’s NOLs could occur in connection with the administration of the grantor trusts associated with the Mission Insurance entities which are in state insolvency proceedings. During or at the conclusion of the administration of these grantor trusts, material taxable income could result which could utilize a substantial portion of Danielson’s NOLs, which in turn could materially reduce cash flow and the ability to service current debt. The impact of a material reduction in Danielson’s NOLs could also cause an event of default under current secured credit facilities and/or a reduction of a substantial portion of Danielson’s deferred tax asset relating to such NOLs. For a more detailed discussion of the Mission Insurance entities and the grantor trusts, please see Note 25 to Notes to Consolidated Financial Statements, as filed in Danielson’s annual report on Form 10-K for the year ended December 31, 2004, as amended.
      While Danielson cannot predict with certainty what amounts, if any, may be includable in Danielson’s taxable income, Danielson is in discussions with the representatives of the Mission Insurance entities in order to obtain additional information regarding the potential amount of includible taxable income. Danielson is also considering a number of potential permissible actions and approaches intended to reduce the amount of taxable income it may be required to recognize. These include working cooperatively with representatives of the Mission Insurance entities and the state insurance regulatory agencies to clarify the treatment of certain liabilities and the manner of distributions to claimsholders in such insolvency proceedings, as well as the application of the tax rules consistent with the original Mission Insurance restructuring, and the terms of Danielson’s agreement with the grantor trusts established in connection with the restructuring. Depending upon the type of arrangements that could be implemented, a possibility exists that additional losses could be recognized by Danielson. Given the preliminary stage of some of these issues and the lack of definitive information available as of this date, Danielson cannot assure you that any such arrangements will be agreed to, or the amount, if any, of additional income or losses that could possibly be recognized.
      For additional detail relating to Danielson’s NOLs and risks attendant thereto, see Note 12 of the Notes to the Condensed Consolidated Financial Statements, and “Risk Factors” in Danielson’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 and in its Prospectus Supplement to Prospectus dated May 26, 2005, filed with the SEC on May 31, 2005.
      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and analysis of results of operations and financial condition has been prepared on a business segment basis. Danielson’s business segments are the Waste and Energy Services business of Covanta and the Acquired Business and the Insurance Services business of NAICC, and Danielson’s corporate parent activities. Separate discussion and analysis of each segment’s results of operation and capital resources and liquidity are included herein.
      The results of operations from Covanta are included in Danielson’s consolidated results of operations from March 11, 2004. However, given the significance of the Covanta acquisition to Danielson’s future results of operations and financial condition, the Waste and Energy Services segment discussion includes combined Predecessor and Successor information for the six months ended June 30, 2004 in order to provide a more informative comparison of results. Predecessor information refers to financial information of Covanta and its subsidiaries pertaining to periods prior to Danielson’s acquisition of Covanta on March 10, 2004.
      The results of operations from Ref-Fuel are included in Danielson’s consolidated results of operations from June 25, 2005 and such results of operations prior to the Acquisition Date are not combined in the Waste and Energy Services segment discussion.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF DANIELSON’S PARENT-ONLY OPERATIONS
      As discussed above, Danielson’s acquisition of Ref-Fuel markedly increased the size and scale of Waste and Energy Services’, and thus Danielson’s business. It also provided its Waste and Energy Services segment with the opportunity to achieve cost savings by combining the businesses of Covanta and Ref-Fuel. Furthermore, Covanta lowered its cost of capital and obtained less restrictive covenants than under its previous financing arrangements when it refinanced its existing recourse debt concurrent with the acquisition of Ref-Fuel.

      Danielson paid $740 million in cash for all of the outstanding stock of Ref-Fuel and assumed Ref-Fuel’s consolidated net debt of $1.3 billion at the Acquisition Date. Danielson financed the Ref-Fuel acquisition through a combination of debt and equity financing. The debt component of the financing consisted of various senior secured credit facilities entered into by Covanta and guaranteed by Danielson and certain of Covanta’s domestic subsidiaries. These credit facilities are described below under “Management’s Discussion and Analysis of Waste and Energy Services’ Business”. The equity component of the financing consisted of a $400 million offering of warrants or other rights to purchase Danielson’s common stock to all of Danielson’s existing stockholders (the “Ref-Fuel Rights Offering”), with each holder entitled to purchase 0.9 shares of Danielson’s common stock at an exercise price of $6.00 for each share of Danielson’s common stock held as of May 27, 2005, the record date.
      Three of Danielson’s largest stockholders, SZ Investments L.L.C. (together with its affiliate EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of its shares, “SZ Investments”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“TAVF”), and D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing ownership of approximately 40.4% of Danielson’s outstanding common stock, committed to participate in the Ref-Fuel Rights Offering and acquired their pro rata portion of the shares. As consideration for their commitments, Danielson paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million. Danielson agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Danielson undertake an underwritten offering within twelve months of the closing of the acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      Danielson is expected to complete its previously announced rights offering for up to three million shares of its common stock to certain holders of 9.25% debentures issued by Covanta at a purchase price of $1.53 per share (the “9.25% Offering”). Because of the possibility that the 9.25% Offering could not be completed prior to the completion of the Ref-Fuel Rights Offering, Danielson executed a letter of agreement with Laminar which also held a portion of such debentures, pursuant to which Danielson agreed to restructure the 9.25% Offering so that the holders that participate in the 9.25% Offering are offered additional shares of Danielson common stock at the same purchase price as in the Ref-Fuel Rights Offering and an equivalent number of shares of common stock that such holders would have been entitled to purchase in the Ref-Fuel Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the Ref-Fuel Rights Offering. Since the 9.25% Offering was not commenced prior to the Ref-Fuel Rights Offering, Danielson will amend the 9.25% Offering.

Danielson’s Business Strategy
      With the acquisition of Covanta and Ref-Fuel, Danielson is focused on Waste and Energy Services’ businesses. Danielson’s “mission statement” is to be a world-class waste disposal and energy generation company by providing its clients safe, reliable, environmentally sound and cost-effective service. In order to accomplish this mission, Danielson intends to:
      Leverage its core competencies by:

•	providing outstanding client service,

•	utilizing an experienced management team,

•	developing and utilizing world-class technologies and operational expertise, and

•	applying proven asset management and cost control; and
      Maximize long-term value of its existing portfolio by:

•	continuing to operate at historic production levels,

•	continuing to execute effective maintenance programs,

•	extending operating contracts, and

•	enhancing the value of Covanta-owned facilities after expiration of existing contracts; and
      Capitalize on growth opportunities by:

•	expanding existing waste-to-energy facilities in attractive markets,

•	developing TransRiver and its waste procurement and other expertise by leveraging that knowledge across a larger platform,

•	seeking new ownership opportunities or operating contracts for waste-to-energy and other energy projects, and

•	seeking additional opportunities in businesses ancillary to its existing business, including additional waste transfer, transportation, processing and landfill businesses.

Danielson’s Earnings
      The acquisition of Ref-Fuel is expected to enhance Danielson’s earnings. However, as a result of the application of purchase accounting adjustments required in connection with the acquisition, the historical carrying value of Ref-Fuel’s assets was adjusted to reflect their current estimated fair value, using a combination of replacement cost and discounted anticipated cash flows, based on estimates of management in consultation with valuation experts. The preliminary adjustments resulted in future changes in non-cash items such as depreciation and amortization which will not be consistent with the amounts of such items for prior periods, as previously reported on periodic reports filed with the SEC for MSW Energy Holdings LLC, MSW Energy Finance Co. Inc, MSW Energy Holdings II LLC, and MSW Energy Finance Co. II, Inc., each of which are subsidiaries of Ref-Fuel.
      Although management has endeavored to use its best efforts to make appropriate estimates of fair value of the assets and liabilities of Ref-Fuel, the estimation process is subject to inherent limitations and is based upon the preliminary work of management and its valuation consultants. Moreover, under applicable accounting principles to the extent that relevant information remains to be developed, analyzed and fully evaluated, such preliminary estimates may be adjusted during the year following the Acquisition Date. The adjusted values assigned to depreciable and amortizable assets may affect Danielson’s earnings. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information on the impact of purchase accounting adjustments on Danielson’s financial statements.
Danielson’s Results of Operations

Parent Investment Income and Expenses For the Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004
      Total parent company investment income was slightly lower for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to approximately $37.0 million of cash held in escrow for the acquisition of Covanta in 2004. Interest expense was zero for the six months ended June 30, 2005 compared to $9.2 million for the six months ended June 30, 2004, which included $7.0 million for amortization of deferred financing costs and $2.2 million of accrued interest on the bridge financing for the acquisition of Covanta.
      Decreases in parent company expenses were primarily the result of the corporate services agreement, entered into subsequent to the acquisition between Danielson and Covanta, pursuant to which Danielson provided to Covanta, at Covanta’s expense, certain administrative and professional services and Covanta pays Danielson’s expenses. Such expenses totaled zero and $1.7 million for the six months ended June 30, 2005 and 2004, respectively.

Parent Investment Income and Expenses For the Three Months Ended June 30, 2005 compared to the Three Months Ended June 30, 2004
      Total parent company investment income was lower for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due lower invested cash balances. Interest expense was zero for the three months ended June 30, 2005 compared to $4.9 million for the three months ended June 30, 2004. Interest expense included amortization of deferred financing costs and accrued interest on the Covanta bridge financing. The Covanta bridge financing was repaid in full by Danielson following consummation of a rights offering in June 2004.
      Parent company expenses totaled zero and $0.9 million for the three months ended June 30, 2005 and 2004, respectively. Decreases in these expenses were primarily the result of the corporate services agreement previously discussed.

Cash Flow Information
      Cash flow information for each of Danielson’s business segments, and for its parent-only operations, for the six months ended June 30, 2005 and 2004 reconciled to the condensed consolidated statements of cash flows as follows (in thousands of dollars):

	Six Months Ended June 30, 2005

	Waste and
	Energy	Insurance	Parent	Total

Net cash provided by (used in) operating activities	$67,426	$(6,683)	$(2,959)	$57,784
Net cash provided by (used in) investing activities(1)	(308,433)	8,163	(382,454)	(682,724)
Net cash provided by financing activities	280,625	—	392,221	672,846

Net increase in cash and cash equivalents	$39,618	$1,480	$6,808	$47,906

	Six Months Ended June 30, 2004

	Waste and
	Energy	Insurance	Parent	Total

Net cash provided by (used in) operating activities	$33,046	$(10,250)	$(4,515)	$18,281
Net cash provided by (used in) investing activities(2)	(2,455)	4,236	59,032	60,813
Net cash provided by (used in) financing activities	(24,214)	(1,390)	16,835	(8,769)

Net increase (decrease) in cash and cash equivalents	$6,377	$(7,404)	$71,352	$70,325

(1)	Waste and Energy Services includes cash acquired of Ref-Fuel of $62,358.

(2)	Parent includes cash acquired of Covanta of $57,795.

Danielson’s Cash Flow — Parent
      Danielson’s sources of funds are its investments as well as dividends, if any, received from its waste and energy and insurance subsidiaries. Various state insurance requirements restrict the amounts that may be transferred to Danielson in the form of dividends or loans from its insurance subsidiaries without prior regulatory approval. Currently, NAICC cannot pay dividends or make loans to Danielson. Under its new financing arrangements, Covanta’s ability to pay dividends to Danielson is limited, except in certain circumstances.

      The following summarizes the actual inflows and outflows relating to the Ref-Fuel Rights Offering (in millions of dollars):

Proceeds from Ref-Fuel Rights Offering	$400.0
Transfers to Covanta (to fund a portion of Ref-Fuel purchase price)	(385.0)
Warrant agent and other costs	(4.3)

Net cash inflow to Danielson	$10.7

      For the six months ended June 30, 2005, cash used in parent-only operating activities was $3.0 million. Cash used in operations was primarily attributable to expenses incurred but not yet reimbursed by Covanta in accordance with the corporate service agreement. Net cash used in investing activities was $382.5 million in the six months ended June 30, 2005 and was primarily due to a capital contribution to Covanta to fund a portion of the Ref-Fuel acquisition. Net cash provided by financing activities was $392.2 million for the six months ended June 30, 2005. Net proceeds from the Ref-Fuel Rights Offering provided $395.7 million of cash and $3.9 million was provided by the exercise of stock options. As part of the acquisition and financing agreements, Danielson is required to maintain a separate cash fund of approximately $6.5 million to provide potential liquidity to its insurance business. Cash deposited for this purpose is restricted and is not available for general corporate expenses or for working capital requirements.

Danielson’s Liquidity and Capital Resources — Parent
      For the six months ended June 30, 2005, Danielson, on a parent-only basis, held cash and investments of approximately $34.5 million, of which $23.0 million was available to pay general corporate expenses and general working capital purposes. On March 10, 2004, Danielson entered into a corporate reimbursement agreement with Covanta. Corporate expenses including administrative costs, professional fees and other costs and services provided to Covanta as well as other operating expenses will be reimbursed by Covanta.
      Danielson, through its subsidiaries, has an investment in ACL warrants that were given, by certain of the former creditors of ACL. The fair market value of the warrants at June 30, 2005 was $5.0 million.
      Proceeds from the Ref-Fuel Rights Offering were used to pay part of the $740 million cash purchase price for the outstanding shares in Ref-Fuel. Danielson received net proceeds from the Ref-Fuel Rights Offering of $395.7 million.
      As of the date of the Ref-Fuel Purchase Agreement, Danielson deposited $10 million in cash in an escrow account pursuant to the terms of an escrow agreement with the selling stockholders of Ref-Fuel. This cash was released from escrow to Danielson on June 24, 2005 upon completion of the acquisition.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF WASTE AND ENERGY SERVICES BUSINESS
      The Waste and Energy Services’ segment includes Covanta’s domestic and international businesses. Its domestic businesses include those comprising the Acquired Business. Danielson expects to change the names of the subsidiaries comprising the Acquired Business such that they will conduct business under the Covanta name.
      With respect to its domestic business, Covanta designs, constructs, and operates key infrastructure for municipalities and others in waste-to-energy, waste disposal and independent power production. Covanta’s principal business, from which it earns most of its revenue, is the operation of waste-to-energy facilities. Waste-to-energy facilities combust municipal solid waste as a means of environmentally sound waste disposal, and produce energy that is sold as electricity or steam to utilities and other purchasers. Covanta generally operates waste-to-energy facilities under long-term contracts with municipal clients. Some of these facilities are owned by subsidiaries of Covanta, while others are owned by the municipal client or other third parties. For those facilities owned by it, Covanta retains the ability to operate such projects after current contracts expire. For those facilities not owned by Covanta, municipal clients generally have the contractual right, but not the obligation, to extend the contract and continue to retain Covanta’s service after the initial contract expiration date. For all waste-to-energy projects, Covanta receives revenue from two primary sources: fees it charges for processing waste received and payments for electricity and steam.
      Covanta operates, and in some cases has ownership interests in, transfer stations and landfills and other renewable energy projects in the United States which generate electricity from wood waste, landfill gas, and hydroelectric resources. The electricity from these projects is sold to utilities. For these projects, Covanta receives revenue from electricity sales, and in some cases cash from equity distributions.
      Covanta also operates one domestic water project which produces potable water that is distributed by a municipal entity. For this project, Covanta receives revenue from service fees it charges the municipal entity. Covanta does not expect to grow its water business, and may consider further divestitures.
      In its international business, as of June 30, 2005, Covanta’s subsidiaries have ownership interests in, and/or operated, independent power production facilities in the Philippines, China, Bangladesh, India, and Costa Rica, and one waste-to-energy facility in Italy. The Costa Rica facilities generate electricity from hydroelectric resources while the other independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. For these projects, Covanta receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

Optimizing Cash
      Generating sufficient cash to meet Covanta’s liquidity needs, pay down its recourse debt, and invest in its business remains an important objective of management. Maintaining historic facility production levels while effectively managing operating and maintenance expense is important to optimize Covanta’s long-term cash generation. Covanta does not expect to receive any cash contributions from Danielson, and is prohibited under its principal financing arrangements from using its cash to issue dividends to Danielson except in limited circumstances.
      Covanta believes that when combined with its other sources of liquidity, Covanta’s operations generate sufficient cash to meet operational needs, capital expenditures, and debt service due prior to maturity on its recourse debt as well as the recourse debt of its intermediate holding companies comprising part of the Acquired Business. Management will also seek to enhance Covanta’s cash flow from renewals or replacement of existing contracts (which begin to expire in October 2007), from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. Covanta’s new financing arrangements place certain restrictions on its ability to make investments in new projects or expansions of existing projects.
      As part of the Ref-Fuel acquisition, Covanta entered into new financing arrangements. These arrangements included a $100 million revolving credit facility, which provides an additional source of liquidity to Covanta.
      Covanta derives its cash flow principally from its domestic and international project operations and businesses. The frequency and predictability of Covanta’s receipt of cash from projects differs, depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements or in debt arrangements at intermediate holding companies, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production.
      A material portion of Covanta’s domestic cash flows is expected to be derived from projects comprising the Acquired Business. For these projects, financial tests and other covenants contained in their respective debt arrangements must be satisfied in order for project subsidiaries to make cash distributions to intermediate holding companies, and for intermediate holding companies to make cash distributions to Covanta. Distributions from these intermediate holding companies may only be made quarterly, if such financial tests and other covenants are satisfied. The Acquired Business has historically satisfied all such financial tests and covenants, and has made quarterly distributions, if funds were available. See “Capital Resources and Commitments” for a description of debt facilities at such intermediate holding companies.

      Covanta’s remaining domestic projects generally are not restricted in making cash distributions, and no restrictions exist at intermediate holding company levels. As a result, Covanta generally receives cash from these projects on a monthly basis.
      Covanta’s receipt of cash from its international projects is also subject to satisfaction of financial tests and other covenants contained in applicable project debt arrangements. A material portion of cash distributions from Covanta’s international projects are received semi-annually, during the second and fourth quarters. In addition, risks inherent in international operations can affect the reliability of such cash distributions.
      Covanta’s ability to optimize its cash flow should be enhanced under the Tax Sharing Agreement with Danielson entered into on March 10, 2004. This agreement provides that Danielson will file a Federal tax return for its consolidated group of companies, and that certain of Danielson’s NOLs will be available to offset the Federal tax liability of Covanta. Consequently, Covanta’s Federal income tax obligations will be substantially reduced. Covanta is not obligated to make any payments to Danielson with respect to the use of these NOLs. The NOLs will expire in varying amounts from December 31, 2005 through December 31, 2023, if not used. The IRS has not audited Danielson’s tax returns. See Note 12 of the Notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q, and Note 25 of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2004, for additional information regarding Danielson’s NOLs and factors which may affect its availability to offset taxable income of Covanta. If the NOLs were not available to offset the Federal income tax liability of Covanta, Covanta may not have sufficient cash flow available to pay debt service on its corporate credit facilities.
      Since March 10, 2004, CPIH has not been included as a member of Danielson’s consolidated taxpayer group, and as such the Tax Sharing Agreement has not benefited it. However, as of July 31, 2005, Covanta has caused CPIH to be included in Danielson’s consolidated taxpayer group.

Covanta Operating Performance and Seasonality
      Covanta (including the Acquired Business) has historically performed its operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of its contracts at domestic projects, Covanta generally has limited its exposure for risks not within its control. With respect to projects comprising the Acquired Business, Covanta has assumed contracts where there is less contractual protection against such risks and more exposure to market influences. For additional information about such risks and damages that Covanta may owe for its unexcused operating performance failures see, “Risk Factors” included in Part I, Item 1 in Danielson’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. In monitoring and assessing the ongoing operating and financial performance of Covanta’s businesses, management focuses on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.
      A material portion of Covanta’s domestic service revenues and energy revenues is relatively predictable because it is derived from long-term contracts relating to waste-to-energy projects. At seven of such projects, Covanta receives such revenue primarily based on the amount of waste processed and energy generated. At other waste-to-energy projects, Covanta receives such revenue primarily through a fixed operating fee (which does not vary based on the amount of waste processed or energy generated) that escalates over time. Covanta receives these revenues for performing to base contractual standards, which vary among contracts, including standards for waste processing and energy generation efficiency. Its ability to meet or exceed such standards at projects, and its general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or scrap metals, for projects where Covanta sells into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a waste-to-energy facility;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	Contract counterparties ability to fulfill their obligations, including the ability of Covanta’s various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at Covanta’s facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.
      General financial performance at CPIH’s international projects is affected by the following:

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through tariff adjustments, or delays in the effectiveness of tariff adjustments;

•	The amounts of electricity actually requested by purchasers of electricity, and whether or when such requests are made, CPIH’s facilities are then available to deliver such electricity;

•	CPIH’s ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	The financial condition and creditworthiness of purchasers of power and services provided by CPIH;

•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which CPIH is paid in whole or in part in the domestic currency of the host country; and

•	Political risks inherent to the international business which could affect both the ability to operate the project in conformance with existing agreements and the repatriation of dividends from the host country.
      Covanta’s quarterly operating income from domestic and international operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance.
      Covanta typically conducts scheduled maintenance periodically each year, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, Covanta incurs material repair and maintenance expenses and receives less revenue, until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand and lower waste volume in the spring and fall. The spring scheduled maintenance period is typically more extensive than scheduled maintenance conducted during the fall. As a result Covanta has typically incurred its highest maintenance expense in the first half of the year.
      Given the seasonal factors discussed above, Covanta has typically experienced lower operating income from its projects during the first six months of each year, and higher operating income during the second six months of each year.
      Covanta’s cash available for corporate debt service also varies seasonally. Generally, cash provided by operating activities follows income with a one to two month timing delay for maintenance expense payables. Further, certain substantial operating expenses (including annual insurance payments typically due in the fourth quarter) are accrued each month throughout the year while the corresponding cash payments are made only a few times each year.
      The Acquired Business has several layers of debt, each of which restricts when cash may be distributed. Several of the projects have debt that restricts distributions to one or two times a year. Also, due to the timing of debt payments on intermediate layers of debt, most of the cash available for corporate debt service from the Acquired Business is distributed in the first and fourth quarters.

      Cash distributions from international operating subsidiaries and partnerships also vary seasonally but are generally unrelated to income seasonality. Covanta receives on a monthly basis modest distributions of operating fees. In addition, Covanta receives partnership distributions, which are typically prescribed by project debt documents and occur no more than several times per year for each project. Scheduled cash distributions from the Quezon, Haripur, and Indian facilities, which typically represent the largest distributions from CPIH projects generally occur during the second and fourth quarters.
      Covanta expects the factors discussed above will cause its cash available for corporate debt (including those of the Acquired Business and international projects) to be the lowest during the second quarter and the highest during the fourth quarter.
      Covanta’s annual and quarterly financial performance can be affected by many factors, several of which are outside Covanta’s control as noted above. These factors can overshadow the seasonal dynamics described herein; particularly, with regard to quarterly cash from operations, which can be materially affected by changes in working capital.

Waste and Energy Service’s Operating Results
      The discussions below provide comparative information regarding Waste and Energy Services historical consolidated results of operations. The information provided below with respect to revenue, expense and certain other items for periods during 2005 was affected materially by several factors which did not affect such items for comparable periods during 2004. These factors principally include:

•	The application of fresh-start and purchase accounting following Covanta’s emergence from bankruptcy, which are described in Note 3 of the Notes to the Condensed Consolidated Financial Statements;

•	The exclusion of revenue and expense after March 10, 2004 relating to the operations of the Remaining Debtors which were no longer included as consolidated subsidiaries after such date. Subsequently the Remaining Debtors involved in the Lake County, Florida waste-to-energy facility emerged from bankruptcy on December 14, 2004 and were consolidated from such date forward;

•	The exclusion of revenue and expense after May 2004 relating to the operations of the Philippines Magellan Cogeneration Project (“MCI”) facility, which commenced a reorganization proceeding under Philippine law on May 31, 2004, and is no longer included as a consolidated subsidiary after such date;

•	The substantial reduction of revenue and expense after August 2004 relating to the Edison Bataan facility, which ceased operations due to the expiration and termination of energy contracts; and

•	The results of Ref-Fuel’s operations which were consolidated beginning June 25, 2005.
      The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below. Covanta’s predecessor and successor periods for 2004 have been combined on a non-GAAP basis to facilitate the following year to year comparison of Covanta’s operations. Ref-Fuel results of operations are included in Covanta’s consolidated results beginning June 25, 2005.

Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004

Consolidated Results of Covanta
      The following table summarizes the historical consolidated results of operations of Covanta for the six months ended June 30, 2005, and the six months ended June 30, 2004 (in thousands of dollars):

		Combined Results	For the Period	For the Period
	Six Months	for the Six	March 11,	January 1,
	Ended	Months Ended	through	through
	June 30, 2005	June 30, 2004	June 30, 2004	March 10, 2004

Waste and service revenues	$242,459	$239,116	$149,249	$89,867
Electricity and steam sales	122,214	122,568	69,261	53,307
Construction revenues	1,401	346	288	58

Total revenues	366,074	362,030	218,798	143,232

Plant operating expenses	241,359	235,661	135,096	100,565
Construction costs	1,495	298	225	73
Depreciation and amortization	33,476	33,033	19,607	13,426
Net interest on project debt	19,712	26,383	12,976	13,407
General and administrative expenses	25,535	22,598	15,001	7,597
Acquisition related charges	1,389	—	—	—
Restructuring charges	2,655	—	—	—
Other, net	(1,855)	(2,338)	(240)	(2,098)

Total costs and expenses	323,766	315,635	182,665	132,970

Operating income	42,308	46,395	36,133	10,262
Interest income	1,660	1,830	895	935
Interest expense	(28,352)	(19,650)	(13,508)	(6,142)
Reorganization items-expense	—	(58,282)	—	(58,282)
Gain on cancellation of pre-petition debt	—	510,680	—	510,680
Fresh start adjustments	—	(399,063)	—	(399,063)

Income from operations before income taxes, minority interests and equity in net income from unconsolidated investments	15,616	81,910	23,520	58,390
Income tax expense	(6,981)	(42,600)	(12,360)	(30,240)
Minority interests	(7,347)	(4,801)	(2,290)	(2,511)
Equity in net income from unconsolidated investments	10,564	9,329	5,405	3,924

Net income	$11,852	$43,838	$14,275	$29,563

      The following general discussion should be read in conjunction with the above table, the condensed consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income of Covanta is provided in the Domestic and International business discussions below.
      Consolidated total revenues for the six months ended June 30, 2005 increased $4.0 million compared to the six months ended June 30, 2004. This resulted from six days of revenue from the Ref-Fuel facilities, the emergence of one of the Remaining Debtors in December 2004, additional revenue as a result of a payment from a municipality due to higher project cash flows, higher demand and tariffs in India, and preliminary work on expansion projects that began in the third quarter of 2004. Electricity and steam sales decreased $0.3 million primarily due to the exclusion of revenues of certain unconsolidated subsidiaries in bankruptcy or insolvency proceedings, the sale of two bio-gas projects and the restructuring of the remaining biogas projects, the expiration of an energy contract in the Philippines, the deconsolidation of the MCI facility, and lower waste volumes at certain facilities. The net decrease in electricity and steam sales was offset by the acquisition of additional facilities on June 24, 2005. See separate business discussions below for details relating to these and other variances.
      Acquisition-related charges were $1.4 million and was mostly comprised of professional fees and employee incentive costs incurred in connection with the Ref-Fuel acquisition.
      Restructuring costs for the second quarter of 2005 were $2.7 million compared to zero for the second quarter of 2004. The restructuring costs resulted from a $2.1 million severance payment to CPIH executives in connection with overhead reductions made possible by the elimination of CPIH’s separate capital structure during the second quarter of 2005. An additional $0.6 million was paid to remaining CPIH executives as incentive payments relating to CPIH debt repayment in connection with the Ref-Fuel acquisition.
      Interest expense for the first six months ended June 30, 2005 increased $8.7 million compared to the same period in 2004 primarily due to the write-off of deferred financing charges on Covanta’s domestic and international prior recourse debt, offset in part by the interest on the new financing arrangements entered into on June 24, 2005 (both were recorded in the second quarter of 2005), and additional interest expense relating to the intermediate debt on the acquired facilities on June 24, 2005.
      Reorganization items for the six months ended June 30, 2004 were $58.3 million related to Covanta’s bankruptcy proceedings and reorganization.
      The effective tax rate for the first six months of 2005 was 44.7% compared to 56.4% for the first six months of 2004. The effective tax rate for the first six months was calculated based on the estimated effective tax rate for the full year. The decrease in the rate is primarily attributable to a lower blended statutory rate as a result of the acquisition of Ref-Fuel.
      Minority interest expense increased $2.5 million for the six months ended June 30, 2005 compared to the same period in 2004 primarily resulting from $3.5 million of additional revenue as a result of a payment from a municipality due to higher project cash flows.
      Equity income of unconsolidated investments for the six months ended June 30, 2005 increased $1.2 million primarily as result of fresh-start accounting adjustments made in the first quarter of 2004.
      Net income for the six months ended June 30, 2005 decreased $32.0 million compared to the six months ended June 30, 2004. The 2004 period included $53.3 million of net reorganization and related items that contributed positively to pre-tax net income. The six months ended 2005 included the write-off of deferred financing charges on Covanta’s prior domestic and international debt as well as $4.1 million of restructuring and acquisition-related charges.

Domestic Business
      The following table summarizes the historical results of operations of the Domestic business for the six months ended June 30, 2005 and 2004 (in thousands of dollars):

		Combined Results
	Six Months	for the Six	For the Period	For the Period
	Ended	Months Ended	March 11, through	January 1 through
	June 30, 2005	June 30, 2004	June 30, 2004	March 10, 2004

Waste and service revenues	$239,155	$236,149	$147,452	$88,697
Electricity and steam sales	53,226	46,969	28,027	18,942
Construction revenue	1,401	346	288	58

Total revenues	$293,782	$283,464	$175,767	$107,697

Operating income	$34,162	$35,620	$28,488	$7,132

      Waste and service revenues for the first six months of 2005 increased $3.0 million compared to the first six months of 2004 primarily from a $3.6 million increase as one of the Remaining Debtors emerged from bankruptcy in December 2004, a $3.5 million increase as a result of a payment from a municipality due to higher project cash flows, a $1.9 million increase due to higher waste revenues at a merchant facility, and a $5.7 million increase due to acquiring additional facilities on June 24, 2005.
      These increases in waste and service revenues were offset in part by a $1.4 million decrease at two facilities due to a reduced fee per ton of waste processed above guarantee requirements, primarily because of a contract amendment entered in the second quarter of 2004 for which the company’s letter of credit obligations were reduced. Fees also decreased by $2.5 million because less waste was processed above guarantee levels as a result of lower boiler availability at a few facilities and lower waste delivery at one facility, and a $3.4 million decrease due to the sale of two of Covanta’s bio-gas facilities in December 2004 and the remaining six bio-gas projects were restructured in late 2004, which revenues from the date of restructuring were recorded in electric and steam sales. The revenue of these bio-gas projects was previously recorded as service revenues in the first quarter of 2004. In addition, service revenue decreased $2.5 million due to the deconsolidation of the Remaining Debtors, and $1.6 million due to several water project contracts that were terminated in the third quarter of 2004.
      Electricity and steam sales for the first six months of 2005 increased $6.3 million compared to the first six months of 2004. Of this increase, $3.0 million was due to the acquisition of additional facilities on June 24, 2005, and a $2.6 million increase was due to the restructured bio-gas projects in the fourth quarter of 2004. Electric and steam sales also increased $1.8 million due to higher energy pricing primarily at the Alexandria and Union facilities. These increases were offset by a $1.1 million decrease primarily due to fresh-start accounting adjustments related to the elimination of amortization on the deferred gain relating to the Haverhill facility energy contract.
      Construction revenue increased $1.1 million in the first six months of 2005 compared to the same period in 2004. This increase was primarily related to payments received with respect to preliminary work on expansion projects that began in the third quarter of 2004.
      Plant operating costs for the first six months of 2005 increased $7.7 million compared to the first six months of 2004. Of this increase, $2.8 million was due to expenses relating to additional facilities acquired on June 24, 2005. Also contributing to this increase were additional costs of $2.8 million due to one of the Remaining Debtors emergence from bankruptcy in December 2004. In addition, expense increased $1.5 million because of a generator repair at one of Covanta’s facilities in 2005. The remaining increase of $3.3 million was primarily due to scheduled maintenance activities. These increases were partially offset by $2.4 million due to the deconsolidation of the Remaining Debtors and a $1.7 million decrease due to the sale of two bio-gas projects in the third and fourth quarters of 2004, respectively.
      Construction costs increased $1.2 million for the first six months of 2005 compared to the first six months of 2004. This increase was mainly due to preliminary work related to expansion projects that began in the third quarter of 2004.
      Depreciation and amortization for the first six months of 2005 increased $2.1 million compared to the same period in 2004 primarily due to acquiring additional facilities on June 24, 2005. On the same date property, plant, and equipment were recorded at estimated fair values, and the related estimated remaining useful lives were revised resulting in higher depreciation expense. Assets related to service and energy contracts were recorded at estimated fair values and are amortized over the remaining life of the contracts resulting in additional amortization expense beginning June 25, 2005.
      Net interest on project debt for the first six months of 2005 decreased $3.6 million compared to the first quarter of 2004. The decrease was primarily the result of lower project debt balances, the exclusion of debt service related to the deconsolidation of the Remaining Debtors, and the amortization of bond premiums recorded upon emergence to reflect the fair value of project debt, offset by a $2.0 million increase related to acquiring additional facilities on June 24, 2005.

      General and administrative expenses increased $2.5 million in the first six months of 2005 compared to the first six months of 2004. This increase was substantially due to a $3.6 million increase in professional fees, $1.4 million increase due to costs incurred for Danielson parent operations, a $1.0 million increase in non-cash stock compensation expense primarily due to the vesting of restricted stock granted in October 2004, and a $0.3 million increase due to acquiring additional facilities on June 24, 2005. This increase was offset in part by a $3.2 million decrease in wages and benefits and other reductions in various general and administrative expenses.
      Acquisition-related charges total $1.4 million and were mostly comprised of professional fees and employee incentive costs incurred in connection with the Ref-Fuel acquisition.
      Other income increased $1.1 million in the first six months of 2005 compared to the same period in 2004 primarily due to a $1.7 million gain due to debt refinancing in April 2005, offset by $1.0 million for lower insurance recoveries in 2005.
      Operating income from the domestic businesses for the first six months of 2005 decreased by $1.5 million compared to the first six months of 2004. This decrease was mostly comprised of the following: higher plant operating costs primarily due to scheduled maintenance activities, a generator overhaul at one of Covanta’s facilities in 2005, and the acquisition of Ref-Fuel on June 24, 2005 ($7.6 million); higher depreciation expense related to acquiring additional facilities on June 24, 2005 ($2.1 million); increases in general and administrative expense ($2.5 million); and acquisition related charges ($1.4 million). These increases in expense were offset by lower interest expense on project debt ($3.6 million) and net increases in total revenues ($10.4 million).

International Business
      The following table summarizes the historical results of operations of the International business for the six months ended June 30, 2005 and 2004 (in thousands of dollars):

		Combined Results
	Six Months	for the Six	For the Period	For the Period
	Ended	Months Ended	March 11, through	January 1 through
	June 30, 2005	June 30, 2004	June 30, 2004	March 10, 2004

Waste and service revenues	$3,304	$2,967	$1,797	$1,170
Electricity and steam sales	68,988	75,599	41,234	34,365

Total revenues	$72,292	$78,566	$43,031	$35,535

Operating income	$8,146	$10,775	$7,645	$3,130

      Total revenues for the International segment for the first six months of 2005 decreased $6.3 million compared to the first six months of 2004. This decrease is primarily due to a $5.9 million decrease due to the expiration of an energy contract in the Philippines and a $4.2 million decrease from the deconsolidation of the MCI facility. These decreases were offset by a $3.3 million increase primarily due to improved demand and increased tariffs, which resulted from higher fuel prices, at two facilities in India in the first six months of 2005.
      International plant operating costs were lower by $2.0 million in the first six months of 2005. Plant operating costs decreased primarily as a result of $2.9 million decrease in costs from the expiration of an energy contract in the Philippines and a $4.6 million reduction in costs due to the deconsolidation of the MCI facility in the Philippines. These decreases were offset by a $4.5 million increase in plant operating costs due primarily to improved demand and higher fuel prices at two Indian facilities.
      Depreciation and amortization for the first six months of 2005 decreased $1.6 million compared to the same period in 2004 as a result of fresh-start accounting adjustments.

      Net interest on project debt for the first six months of 2005 decreased $3.1 million compared to the first six months of 2004. The decrease was primarily due to the refinancing of project debt at two facilities in India in October of 2004 and the deconsolidation of the MCI facility in May 2004.
      Restructuring costs for the second quarter of 2005 were $2.7 million compared to zero for the second quarter of 2004. The restructuring costs resulted from a $2.1 million severance payment to CPIH executives in connection with overhead reductions made possible by the elimination of CPIH’s separate capital structure during the second quarter of 2005. An additional, $0.6 million was paid to remaining CPIH executives as incentive payments relating to CPIH debt repayment in connection with the Ref-Fuel acquisition.
      Operating income for the International segment for the first six months of 2005 was $2.6 million lower than the first six months of 2004. The decrease is mainly attributable to the restructuring charges in the second quarter of 2005 as noted above.

Three Months Ended June 30, 2005 compared to the Three Months Ended June 30, 2004

Consolidated Results of Covanta
      The following table summarizes the historical results of operations of Covanta for the three months June 30, 2005 and 2004 (in thousands of dollars):

	Three Months Ended
	June 30,

	2005	2004

Waste and service revenues	$131,119	$123,795
Electricity and steam sales	63,426	55,739
Construction revenues	711	288

Total revenues	195,256	179,822

Plant operating expenses	123,083	108,535
Construction costs	683	225
Depreciation and amortization	17,830	16,111
Net interest on project debt	10,079	10,701
General and administrative expenses	13,138	12,633
Acquisition related charges	976	—
Restructuring charges	2,655	—
Other, net	(1,794)	(42)

Total costs and expenses	166,650	148,163

Operating income	28,606	31,659
Interest income	881	683
Interest expense	(18,031)	(10,685)

Income before income taxes, minority interests, and equity and in net income from unconsolidated investments	11,456	21,657
Income tax expense	(5,017)	(11,881)
Minority interests	(5,579)	(1,733)
Equity in net income from unconsolidated investments	4,104	5,252

Net income	$4,964	$13,295

      The following general discussion should be read in conjunction with the above table, the condensed consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income of Covanta is provided in the Domestic and International business discussions below.

      Consolidated total revenues for the second quarter of 2005 increased $15.4 million compared to the second quarter of 2004, with increases in all revenue categories. These increases were primarily due to six days of revenue from the Ref-Fuel facilities, the emergence of one of the Remaining Debtors in December 2004 from bankruptcy, additional revenue as a result of a payment from a municipality due to higher project cash flows and improved demand and increased tariffs in India. The increases in revenue were reduced by lower waste service fees at two facilities due to a reduced fee per ton of waste processed above guarantee requirements, primarily because of a contract amendment entered in the second quarter of 2004 for which the company’s letter of credit obligations were reduced. Fees also decreased by $2.5 million because less waste was processed above guarantee levels as a result of lower boiler availability at certain facilities and lower waste delivery at one facility, the sale of two bio-gas facilities in December 2004 and the expiration of an energy contract in the Philippines. See separate business discussions below for details relating to these and other variances.
      Consolidated total operating costs and expenses, excluding restructuring and acquisition related charges, for the second quarter of 2005 increased $14.9 million compared to the same period in 2004. This increase was mostly comprised of expenses relating to the following: six days of expenses from the Ref-Fuel facilities, one of the Remaining Debtors emergence from bankruptcy in December of 2004, higher scheduled maintenance expenses in 2005 and higher fuel costs in India. These increases were partly offset by the sale of two bio-gas facilities, the expiration of an energy contract in the Philippines, and lower project debt interest.
      Acquisition related charges total $1.0 million and are mostly comprised of professional fees and employee incentive costs incurred in connection with the Ref-Fuel acquisition.
      Restructuring costs for the second quarter of 2005 were $2.7 million compared to zero for the second quarter of 2004. The restructuring costs resulted from a $2.1 million severance payment to CPIH executives in connection with overhead reductions made possible by the elimination of CPIH’s separate capital structure during the second quarter of 2005. An additional, $0.6 million was paid to remaining CPIH executives as incentive payments relating to CPIH debt repayment in connection with the Ref-Fuel acquisition.
      Interest expense in the second quarter of 2005 was $7.3 million higher than the second quarter of 2004 primarily due to the write off of capitalized financing costs associated with Covanta’s prior recourse debt and the assumption of Ref-Fuel’s intermediate debt.
      The effective tax rate for the three months ended June 30, 2005 was 43.8% compared to 54.9% for the three months ended June 30, 2004. The effective tax rate for the second quarter of 2005 was calculated based on the estimated effective tax rate for the full year. The decrease in the rate is primarily attributable to a lower blended statutory rate as a result of the acquisition of Ref-Fuel.
      Minority interest expense increased $3.8 million for the three months ended 2005 compared to the same period in 2004 primarily resulting from $3.5 million of additional revenue as a result of a payment from a municipality due to higher project cash flows.
      Equity income of unconsolidated investments for the second quarter of 2005 decreased $1.1 million compared to the same period in 2004. This decrease was primarily due to scheduled maintenance outages at an international facility.
      Net income for the three months ended June 30, 2005 decreased $8.3 million compared to the three months ended June 30, 2004. The three months ended June 30, 2005 included the write-off of deferred financing charges on Covanta’s prior domestic and international debt, higher income tax expense relating primarily to foreign income, restructuring and acquisition-related charges and increased minority interest expense resulting from additional project debt service revenue.

Domestic Business
      The following table summarizes the historical results of operations of the Domestic business for the three months ended June 30, 2005 and 2004 (in thousands of dollars):

	For the Three Months
	Ended June 30,

	2005	2004

Waste and service revenues	$129,557	$122,320
Electricity and steam sales	28,664	23,361
Construction revenues	711	288

Total revenues	$158,932	$145,969

Operating income	$25,778	$26,705

      Waste and service revenues for the second quarter of 2005 increased $7.3 million compared to the second quarter of 2004. This was primarily due to six days of revenue from the Ref-Fuel facilities, a $3.2 million increase as one of the Remaining Debtors, which was previously deconsolidated upon emergence from bankruptcy on March 2004, emerged from bankruptcy in December 2004, and an increase of $3.5 million as a result of a payment from a municipality due to higher project cash flows. These increases in service revenue were partially offset by lower revenue at two facilities due to a reduced fee per ton of waste processed above guarantee requirements, primarily because of a contract amendment entered in the 2004 second quarter for which the company’s letter of credit obligations were reduced. Fees also decreased by $2.5 million because less waste was processed above guarantee levels as a result of lower boiler availability at certain facilities and lower waste delivery at one facility, a decrease of $0.8 million for several water projects resulting from the termination of contracts, and a decrease of $1.6 million attributable to the sale of two of Covanta’s bio-gas facilities in December 2004 and the remaining six bio-gas projects were restructured in late 2004, which revenues from the date of restructuring were recorded in electric and steam sales. The revenue of these bio-gas projects was previously recorded as service revenues in the second quarter of 2004.
      Electricity and steam sales for the second quarter of 2005 increased $5.3 million compared to the second quarter of 2004. Of this increase, $3.0 million was from six days of revenue from the Ref-Fuel facilities, and $1.4 million was due to the restructuring of six bio-gas projects in late 2004. Electric revenue also increased $0.7 million due to higher energy rates in the second quarter of 2005 primarily at the Alexandria and Union facilities.
      Plant operating costs for the second quarter of 2005 increased $11.4 million compared to the second quarter of 2004. Of this increase, $2.8 million was due to expenses related to the Ref-Fuel facilities, $5.9 million due to timing of scheduled maintenance (prior year maintenance was completed in the first quarter of 2004) and a generator rewind at one facility and $2.6 million increase was the result of one of the Remaining Debtors emergence from bankruptcy in December 2004.
      Depreciation and amortization for the second quarter of 2005 increased $2.5 million compared to the same period in 2004 which included six days of depreciation and amortization of Ref-Fuel facilities. On June 24, 2005, the property, plant, and equipment of Ref-Fuel were recorded at estimated fair values, and the related estimated remaining useful lives were revised resulting in higher depreciation expense. On the same date, assets related to service and energy contracts were recorded at estimated fair values and are amortized over the remaining life of the contracts of Ref-Fuel resulting in additional amortization expense beginning as of June 24, 2005.
      Other income for the second quarter of 2005 increased $1.9 million compared to the same period in 2004. This increase was primarily due to a $1.7 million gain related to the debt refinancing at one facility in the second quarter of 2005.

      Acquisition-related charges totaled $1.0 million and are mostly comprised of professional fees and employee incentive costs incurred in connection with the Ref-Fuel acquisition.
      Operating income for the Domestic segment for the second quarter of 2005 decreased by $0.9 million compared to the second quarter of 2004.

International Business
      The following table summarizes the historical results of operations of the International business for the three months ended June 30, 2005 and 2004 (in thousands of dollars):

	For the Three Months
	Ended June 30,

	2005	2004

Waste and service revenues	$1,562	$1,475
Electricity and steam sales	34,762	32,378

Total revenues	$36,324	$33,853

Operating income	$2,828	$4,954

      Total revenues for the International business for the second quarter of 2005 increased $2.5 million compared to the second quarter of 2004. This increase was driven by a $5.7 million increase due primarily to improved demand and increased tariffs, which resulted from higher fuel prices, at two facilities in India in the second quarter of 2005, offset by a decrease of $3.0 million due to the expiration of an energy contract in the Philippines in August 2004.
      Plant operating costs were higher by $3.1 million in the second quarter of 2005 driven by a $4.2 million increase due primarily to improved demand and higher fuel prices at two Indian facilities offset by a decrease of $1.6 million due to the expiration of an energy contract in the Philippines in August 2004.
      Net interest on project debt for the second quarter of 2005 decreased $1.2 million compared to the second quarter of 2004. The decrease was primarily due to the refinancing of project debt at two facilities in India in October 2004.
      Restructuring costs for the second quarter of 2005 were $2.7 million compared to zero for the second quarter of 2004. The restructuring costs resulted from a $2.1 million severance payment to CPIH executives in connection with overhead reductions made possible by the elimination of CPIH’s separate capital structure during the second quarter of 2005. An additional $0.6 million was paid to remaining CPIH executives as incentive payments relating to CPIH debt repayment in connection with the Ref-Fuel acquisition.
      Operating income for the International segment for the second quarter of 2005 was $2.1 million lower than the second quarter of 2004. The decrease is mainly attributable to the restructuring charges in the second quarter of 2005 as noted above.

WASTE AND ENERGY SERVICE’S CAPITAL RESOURCES AND COMMITMENTS
      The following chart summarizes the various components and amounts of Covanta’s cash and investments, project debt, intermediate subsidiary debt and Credit Facilities as of June 30, 2005 (in millions of dollars):
      Domestic Project Debt. Financing for Covanta’s waste-to-energy projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For most facilities owned by a Covanta subsidiary, the issuer of the bonds loans the bond proceeds to a Covanta subsidiary to pay for facility construction. The municipality then pays to the subsidiary as part of its service fee amounts necessary to pay debt service on the project bonds. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in Covanta’s consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Covanta subsidiaries is described in the chart above as non-recourse project debt.

The only potential recourse to Covanta with respect to project debt arises under the operating performance guarantees described below under “Other Commitments”.
      With respect to certain of its waste-to-energy projects, debt service on project debt is an explicit component of the fee paid by the municipal client. Such fees are paid by the municipal client to the trustee for the applicable project debt and held by the trustee until applied as required by the project debt documentation. While these funds are held by the trustee they are reported as restricted funds held in trust on Covanta’s consolidated balance sheet. These funds are not generally available to Covanta.
      Certain subsidiaries comprising the Acquired Business have recourse liability for project debt as follows:

Niagara Series 2001	$165,010
Seconn Corporate Credit Bonds	43,500
Hempstead Corporate Credit Bonds	42,670
      International Project Debt: Financing for projects in which Covanta has an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Covanta. Project debt relating to two CPIH projects in India is included as “Project debt (short- and long-term)” in Covanta’s consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants complied with.
      Intermediate Subsidiary Debt: Three subsidiaries which are among the Acquired Business have outstanding non-project debt facilities. American Ref-Fuel Company LLC (“ARC”) has outstanding credit facilities consisting of $275 million original principal amount of 6.26% senior notes due 2015. As of June 30, 2005 the outstanding principal amount of such notes was $234 million. MSW Energy Holdings LLC (“MSW I”) has outstanding $200 million aggregate principal amount of 8.5% senior secured notes due 2010. MSW Energy Holdings II LLC (“MSW II”) has outstanding $225 million aggregate principal amount of 7.375% senior secured notes due 2010. The indentures defining the rights of note holders generally provide that these subsidiaries may not make distributions to its parent (including Covanta) until financial covenants are satisfied on a quarterly basis.
      As described in Note 11 of the Notes to the Condensed Consolidated Financial Statements, MSW I and MSW II outstanding notes were issued pursuant to indentures containing covenants and other obligations of such subsidiaries. Under applicable indentures, holders of these notes were entitled to receive from the respective issuer an offer to repurchase such notes upon a change of control (a “Change of Control Offer”), such as was caused by the purchase of Ref-Fuel by Covanta. On June 24, 2005, Change of Control Offers were issued by both MSW I and MSW II. Holders of approximately $4.2 million of MSW I notes properly tendered their notes for repurchase, and holders of approximately $0.9 million of MSW II notes properly tendered their notes for repurchase. All such notes were repurchased on July 26, 2005. MSW I and MSW II paid the purchase price of such notes, which was $5.1 million in the aggregate with cash made available by Covanta.

      Recourse Debt: Covanta’s and CPIH’s recourse debt obligations that arose from its Chapter 11 proceeding were refinanced or paid on June 24, 2005 in connection with the acquisition of Ref-Fuel. As a result of the refinancing, CPIH no longer has its own separate recourse debt and therefore is no longer restricted from distributing all available cash to Covanta. The new debt issued in the refinancing transaction is outlined in the following table:

Covanta Debt

Designation	Principal Amount	Interest	Principal Payments	Security

First Lien Term Loan Facility	$275 million as of June 30, 2005	Eurodollar or base rate as elected by Covanta plus a margin based on Covanta’s leverage ratio.	Annual amortization paid quarterly beginning September 30, 2005.	Guaranteed by Danielson and certain Covanta subsidiaries. A First priority lien in substantially all of the assets of Covanta and certain of its subsidiaries, not otherwise pledged, including stock pledges of Covanta and certain of its domestic and foreign subsidiaries.
Second Lien Term Loan Facility	$400 million as of June 30, 2005	Eurodollar or base rate as elected by Covanta plus a margin based on Covanta’s leverage ratio.	Due at maturity in 2013	Subordinated to First Lien Term Loan Facility. Second priority security interest in substantially all of Covanta’s assets not already pledged, including stock pledges of Covanta and certain of its domestic and foreign subsidiaries.
      The First Lien Term Loan Facility has a mandatory annual amortization, paid in quarterly installments, through the date of maturity in annual amounts set forth in the following schedule (in thousands of dollars):

First Lien Term Loan Facility	Annual Amortization

2005	$1,375
2006	2,750
2007	2,750
2008	2,750
2009	2,750
2010	2,750
2011	130,625
2012	129,250

      The Second Lien Term Loan Facility has no mandatory amortization requirements and is required to be repaid in full on its maturity date.
      Loans under the senior secured credit facilities are designated, at Covanta’s election, as Eurodollar rate loans or base rate loans. Eurodollar loans bear interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months (and at the end of every three months in the case of six month eurodollar loans). Base rate loans bear interest at (a) a rate per annum equal to the greater of (i) the “prime rate” designated in the relevant facility or (ii) the federal funds rate plus 0.50% per annum, plus (b) a borrowing margin as described below.
      The borrowing margins referred to above for the Revolving Credit Facility are as follows:

	Borrowing	Borrowing
	Margin for	Margin for
	Revolving	Revolving
	Eurodollar	Base Rate
Company Leverage Ratio	Loans	Loan

M 4.25:1.00	3.00%	2.00%

< 4.25:1.00	2.75%	1.75%
M 3.50:1:00

< 3.50:1:00	2.50%	1.50%
      The initial borrowing margins for First Lien Term Loan Facility and the Funded Letter of Credit Facility are 3.00% for Eurodollar rate loans and 2.00% for base rate loans. The borrowing margins under the Second Lien Term Loan Facility are 5.50% for Eurodollar rate loans and 4.50% for base rate loans.
      The First and Second Lien Term Loan Facility’s provide that Covanta and its subsidiaries must comply with certain affirmative and negative covenants. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for a description of such covenants as well as other material terms and conditions of such agreements.
      As of June 30, 2005, Covanta was not in default under the Credit Facilities.

Other Commitments
      Covanta’s other commitments as of June 30, 2005 was as follows (in thousands of dollars):

	Commitments Expiring by Period

		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$314,641	$18,973	$295,668
Surety bonds	49,151	—	49,151

Total other commitments — net	$363,792	$18,973	$344,819

      The letters of credit were issued pursuant to the facilities described below under “Waste and Energy Services’ Liquidity” to secure Covanta’s performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
      Some of these letters of credit reduce over time as well, and one of such reducing letters of credit may be cancelled if Covanta receives an investment grade rating from both Moody’s Investors Service and Standard & Poor’s. As of June 30, 2005, Covanta had approximately $27.7 million in available capacity for additional letters of credit under its Funded L/ C Facility (further described below under Waste and Energy Services Liquidity).

      Covanta believes that it will be able to fully perform its contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of Covanta’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If Covanta were unable to immediately repay such amounts drawn under letters of credit, unreimbursed amounts would be treated under the Credit Facilities as additional term loans issued under the First Lien Facilities.
      The surety bonds listed on the table above relate to performance under its former waste water treatment operating contracts and assumed contracts from the Acquired Business ($38.2 million) and possible closure costs for various energy projects when such projects cease operating ($10.9 million). Were these bonds to be drawn upon, Covanta would have a contractual obligation to indemnify the surety company.
      Covanta and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy and water facilities. With respect to its domestic businesses, Covanta and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta, Covanta’s potential maximum liability as of June 30, 2005 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in Covanta’s condensed consolidated balance sheet as of June 30, 2005 as Covanta believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta-owned waste-to-energy facilities could expose Covanta to recourse liability on project debt shown on the foregoing table. Covanta also believes that it has not incurred such damages at the date of the financial statements. If Covanta is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
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
WASTE AND ENERGY SERVICES LIQUIDITY
      Generating sufficient cash to meet Covanta’s liquidity needs, pay down its recourse debt, and invest in its business remains an important objective of management. Maintaining historic facility production levels while effectively managing operating and maintenance expense is important to optimize Covanta’s long-term cash generation. Covanta does not expect to receive any cash contributions from Danielson, and is prohibited, except in limited circumstances, under its principal financing arrangements, from using its cash to issue dividends to Danielson.
      At June 30, 2005, Covanta had $121.8 million in unrestricted cash and short-term investments. Cash from the Acquired Business was $74.6 million at June 30, 2005. In the second quarter of 2005, Covanta received $13.7 million held in escrow under the provisions of its previous first and second lien facilities. Restricted funds held in trust were $392.5 million at June 30, 2005. These restricted funds largely reflect payments from municipal clients under service agreements as the part of the service fee due reflecting debt service. These payments are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. Covanta does not have access to these funds. In addition, as of June 30, 2005,

Covanta had $24.2 million in cash held in restricted accounts to pay for additional bankruptcy emergence expenses that are estimated to be paid after emergence. Cash held in such reserve accounts is not available for general corporate purposes.
      A material portion of Covanta’s domestic cash flow is expected to be derived from projects comprising the Acquired Business. For these projects, financial tests and other covenants must be satisfied in order for project subsidiaries to make cash distributions to intermediate holding companies, and for intermediate holding companies to make cash distributions to Covanta. These intermediate holding companies may make cash distributions to Covanta on a quarterly basis if certain financial covenants are satisfied. The Acquired Business has historically satisfied all such financial covenants, and has made such quarterly distributions.
      CPIH’s receipt of cash distributions can be less consistent and predictable than that of Covanta’s domestic businesses because of restrictions associated with project financing arrangements at the project level and other risks inherent with foreign operations. As a result of these factors, CPIH may or may not have sufficient cash during some months to make distributions to Covanta.
      All obligations under Covanta’s financing arrangements which existed prior to and during its bankruptcy proceeding were discharged on March 10, 2004, the effective date of the Reorganization Plan. On the same date and pursuant to the Reorganization Plan, Covanta entered into new credit facilities, which were subsequently replaced with new debt on June 24, 2005 in connection with the acquisition of Ref-Fuel.
      Covanta has entered into the following credit facilities which provide liquidity and letters of credit available as needed or required in its businesses. These facilities and the First Lien Term Loan Facility are referred to as the “First Lien Facilities”.

Designation	Purpose	Term	Security

Revolving Credit Facility	To provide additional liquidity up to $100 million for general purposes and additional L/C availability of up to $75 million	Expires March 2011	Guaranteed by Danielson and certain Covanta subsidiaries. A first priority lien in substantially all of the assets of Covanta and such subsidiaries, not otherwise pledged, and pledges of the stock of Covanta and certain of its domestic and foreign subsidiaries.
Funded L/ C Facility	To provide for certain existing and new letters of credit up to a maximum of $340 million	Expires March 2012	Guaranteed by Danielson and certain Covanta subsidiaries. A first priority lien in substantially all of the assets of Covanta and such subsidiaries, not otherwise pledged, and pledges of the stock of Covanta and certain of its domestic and foreign subsidiaries.
      Letters of credit that may in the future be issued under the Revolving Credit Facility will accrue fees at the then effective borrowing margins on eurodollar rate loans, plus a fee on each issued letter of credit payable to the issuing bank. Letter of credit availability under the Funded L/ C Facility accrues fees (whether or not letters of credit are issued thereunder) at the then-effective borrowing margin for eurodollar rate loans described above times the total availability under letters of credit (whether or not then utilized), plus a fee on each issued letter of credit payable to the issuing bank. In addition, Covanta has agreed to pay to the participants under the Funded L/ C Facility any shortfall between the eurodollar rate applicable to the relevant Funded L/ C Facility interest period and the investment income earned on the pre-agreed investments made by the relevant issuing banks with the purchase price paid by such participants for their participations under the Funded L/ C Facility.
      As of June 30, 2005, Covanta had neither drawn on the Revolving Loan Facility nor caused to be issued any letters of credit under the Revolving Loan Facility. As of June 30, 2005, Covanta had $312.3 million outstanding letters of credit under the Funded L/ C Facility.
      Covanta also entered into the intercreditor agreement with the respective lenders under the First Lien Facilities and the Second Lien Term Loan Facility. This agreement includes certain provisions regarding the application of payments made by Covanta among the respective creditors and certain matters relating to priorities upon the exercise of remedies with respect to the collateral.
      Under these facilities Covanta is obligated to apply fifty percent of excess cash from operations (calculated pursuant to the First Lien Facilities credit agreements), as well as specified other sources, to repay the First Lien Term Loan Facility and reduce commitments under the First Lien Facilities, and in some circumstances to collateralize its reimbursement obligations with respect to outstanding letters of credit and/or repay the Second Lien Term Loan Facility.
      See Note 11 of the Notes to the Condensed Consolidated Financial Statements for a description of covenants as well as other material terms and conditions of the First Lien Facilities, Second Lien Term Loan Facility and intercreditor arrangements.
      As of June 30, 2005, Covanta was not in default under its credit facility covenants.

Supplemental Financial Information about Covanta
      The following condensed consolidating balance sheets, statements of operations and statements of cash flow provide additional financial information.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2005

	Domestic	International	Eliminations	Consolidated

	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents	$107,605	$10,125	$—	$117,730
Marketable securities available for sale	4,100	—	—	4,100
Restricted funds for emergence costs	24,190	—	—	24,190
Restricted funds held in trust	162,132	19,996	—	182,128
Unbilled service receivable	55,235	—	—	55,235
Other current assets	177,650	40,250	60,740	278,640

Total current assets	530,912	70,371	60,740	662,023
Property, plant and equipment-net	2,609,489	95,654	—	2,705,143
Restricted funds held in trust	186,737	23,600	—	210,337
Unbilled service receivable	109,332	—	—	109,332
Service and energy contracts and other intangible assets	436,368	713	—	437,081
Goodwill	298,089	—	—	298,089
Other assets	77,301	60,839	—	138,140

Total Assets	$4,248,228	$251,177	$60,740	$4,560,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,330	$—	$—	$30,330
Current portion of project debt	141,404	24,880	—	166,284
Accrued emergence costs	24,190	—	—	24,190
Other current liabilities	50,684	87,239	66,503	204,426

Total current liabilities	246,608	112,119	66,503	425,230
Long-term debt	1,319,309	—	—	1,319,309
Project debt	1,429,578	71,619	—	1,501,197
Deferred income taxes	472,089	9,531	—	481,620
Other liabilities	258,145	2,318	—	260,463

Total liabilities	3,725,729	195,587	66,503	3,987,819
Minority interests	49,514	38,118	—	87,632
Total Shareholders’ Equity	472,985	17,472	(5,763)	484,694

Total Liabilities, Minority interests and Shareholders’ Equity	$4,248,228	$251,177	$60,740	$4,560,145

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three months ended June 30, 2005

	Domestic	International	Consolidated

	(In thousands of Dollars)
Total revenues	$158,932	$36,324	$195,256

Depreciation and amortization	15,613	2,217	17,830
Net interest on project debt	7,997	2,082	10,079
Plant operating and other costs and expenses	108,568	26,542	135,110
Restructuring and acquisition charges	976	2,655	3,631

Total costs and expenses	133,154	33,496	166,650

Operating income	25,778	2,828	28,606
Interest Income	458	423	881
Interest expense	(16,154)	(1,877)	(18,031)
Income tax (expense) benefit	(4,033)	(984)	(5,017)
Minority interests	(4,484)	(1,095)	(5,579)
Equity in net income from unconsolidated investments	194	3,910	4,104
	—	—	—

Net income	$1,759	$3,205	$4,964

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three months ended June 30, 2005

	Domestic	International	Consolidated

	(In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,759	$3,205	$4,964
Adjustments to Reconcile Net income to Net Cash Provided by Operating Activities:
Depreciation and amortization	15,613	2,217	17,830
Deferred income taxes	2,517	(615)	1,902
Equity in income from unconsolidated investments	(194)	(3,910)	(4,104)
Distributions received from unconsolidated subsidiaries	—	10,053	10,053
Accretion of principal on Senior Secured Notes	16	—	16
Amortization of premium and discount	(2,873)	—	(2,873)
Minority interests	4,484	1,095	5,579
Stock option and unearned compensation expense	259	—	259
Other	5,301	289	5,590
Management of Operating Assets and Liabilities:
Unbilled service receivables	2,949	—	2,949
Restricted funds held in trust for emergence costs	286	—	286
Other assets	(6,699)	3,657	(3,042)
Accrued emergence costs	(286)	—	(286)
Other liabilities	(9,351)	218	(9,133)

Net cash provided by operating activities	13,781	16,209	29,990

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,259)	(215)	(2,474)
Purchase of Ref-Fuel, less cash acquired	(684,860)		(684,860)
Other	12	11	23

Net cash (used in) provided by investing activities	(687,107)	(204)	(687,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings for facilities (including premium)	43,782	527	44,309
Borrowings of recourse debt	675,000	—	675,000
Payment of deferred financing costs	(34,574)	—	(34,574)
Contribution of capital by parent	384,954	—	384,954
Decrease in restricted funds held in trust	13,346	3,526	16,872
Decrease in funds held in escrow to collateralize letters of credit	13,722	—	13,722
Payment of project debt	(56,610)	(4,842)	(61,452)
Payment of recourse debt	(239,514)	(77,407)	(316,921)
Intercompany borrowings (to) from	(65,998)	65,998	—
Other	(1,008)	(3,863)	(4,871)

Net cash (used in) provided by financing activities	733,100	(16,061)	717,039

Net increase (decrease) in cash and cash equivalents	59,774	(56)	59,718
Cash and cash equivalents at beginning of year	47,831	10,181	58,012

Cash and cash equivalents at June 30, 2005	$107,605	$10,125	$117,730

Management Discussion and Analysis of Insurance Services’ Business
      The operations of Danielson’s insurance subsidiary, National American Insurance Company of California (“NAICC”), and its subsidiary Valor Insurance Company, Incorporated (“Valor”) are primarily property and casualty insurance. Effective July 2003, the decision was made to focus exclusively on the California non-standard personal automobile insurance market. Effective July 7, 2003, NAICC ceased writing new policy applications for commercial automobile insurance and began the process of providing the required statutory notice of its intention not to renew existing policies. From July 2003 to November 2004, Insurance Services had placed a moratorium on writing new non-standard automobile policies. However, on November 15, 2004, Insurance Services commenced writing a new non-standard automobile program under a new rate and class plan; and subsequently on January 1, 2005, entered into a quota share reinsurance agreements ceding 40% of new policy business and 28% of the renewal policy business, including new non-owner vehicle policies. As a result of declining net premium production, Insurance Services’ investment base has steadily declined, its reserve adjustments on discontinued lines have disproportionately impacted current operating ratios, and it continues to lose operating leverage.
Results of Operations

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
      Net written premiums were $6.5 million and $7.7 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The $1.2 million decrease in net written premiums for 2005 was attributable to the quota share arrangements previously described. Net premiums earned were $6.9 million and $10.5 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The change in net premiums earned during those periods was directly related to the change in net written premiums and the run-off of the commercial automobile program.
      Net investment income was $1.0 million and $1.2 million for the six months ended June 30, 2005 and June 30, 2004, respectively. In the period ended June 30, 2004, Insurance Services realized $0.2 million of bond premium amortization prior to one of its United States Treasury bond securities being called, thus decreasing the reported investment income for that period on a larger invested asset base.
      Net losses and loss adjustment expenses (“LAE”) were $4.6 million and $7.2 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The resulting loss and LAE ratios for the corresponding periods were 66.5% and 68.0%, respectively. The loss and LAE ratio improved in the six-month period ended June 30, 2005 over the comparable period in 2004 due to net favorable reserve adjustments on discontinued lines.
      Policy acquisition costs were $1.2 million and $2.3 million for the six months ended June 30, 2005 and June 30, 2004, respectively. As a percentage of net premiums earned, policy acquisition expenses were 17.0% and 21.6% for the six months ended June 30, 2005 and June 30, 2004, respectively. Such expenses during the 2005 period decreased compared to the 2004 period due to lower profit commissions paid during 2005 relating to non-standard personal automobile prior period reserves and from ceding commissions received under reinsurance agreements during 2005.
      General and administrative expenses were $1.8 million and $2.4 million for the six months ended June 30, 2005 and June 30, 2004. Reductions in administrative personnel and rent, as a result of a new office lease, attributed to the decreased general and administrative expenses.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
      Net written premiums were $3.3 million and $3.7 million for the quarters ended June 30, 2005 and June 30, 2004, respectively. The $0.4 million decrease in net written premiums for 2005 was attributable to Insurance Services entering into quota share arrangements previously described. Net premiums earned were $3.4 million and $4.5 million for the quarters ended June 30, 2005 and June 30, 2004, respectively. The change in net premiums earned during those periods was directly related to the change in net premiums written and the run-off of the commercial automobile program.

      Net investment income was $0.5 million for both the quarters ended June 30, 2005 and 2004. In the quarter ended June 30, 2004, Insurance Services realized $0.2 million of bond premium amortization prior to one of its United States Treasury bond securities being called, thus decreasing the reported investment income for that period on a larger invested asset base.
      Net losses and LAE were $2.2 million and $2.9 million for the quarters ended June 30, 2005 and June 30, 2004, respectively. The resulting loss and LAE ratios for the corresponding periods were 66.5% and 63.4%, respectively. The loss and LAE ratio increased in the quarter ended June 30, 2005 over the comparable period in 2004 resulting from reserve adjustments among various discontinued lines and from quota share reinsurance agreements which do not cede unallocated loss adjustment expenses in lieu of receiving greater ceding commissions.
      Policy acquisition costs were $0.6 million and $1.1 million for the quarters ended June 30, 2005 and June 30, 2004, respectively. As a percentage of net premiums earned, policy acquisition expenses were 14.5% and 23.2% for the quarters ended June 30, 2005 and June 30, 2004, respectively. The 2004 period was higher than expected due to profit commission recognized on favorable development of prior period loss reserves related to the non-standard personal automobile business and from ceding commissions received in excess of direct policy acquisition costs on the production in 2005.
      General and administrative expenses were $0.8 million and $1.1 million for the quarters ended June 30, 2005 and June 30, 2004, respectively. Reductions in administrative personnel and rent, as a result of a new office lease, attributed to the decreased general and administrative expenses.

Cash Flow from Insurance Operations
      Cash used in operations was $6.7 million and $10.3 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The ongoing use of cash in operations was due to Insurance Services continuing to make payments related to discontinued lines and territories in excess of premium receipts from existing lines. This negative cash flow restricted Insurance Services from fully re-investing bond maturity proceeds and in some circumstances required the sale of bonds in order to meet obligations as they arose. Cash provided from investing activities was $8.2 million for the six months ended June 30, 2005 compared with $4.2 million for the comparable period in 2004. The $4.0 million increase in cash provided by investing activities in 2005 was due to unusually high reinvestment activity occurring in 2004 as a result of carrying large cash balances at year-end 2003. There were no financing activities in either six month period ended June 30, 2005 and 2004.
Liquidity and Capital Resources — Insurance Operations
      Insurance Services requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. Insurance Services meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, Insurance Services relies on the sale of invested assets. Insurance Services investment policy guidelines require that all loss and LAE liabilities be matched by a comparable amount of investment grade assets. Danielson believes that Insurance Services has both adequate capital resources and sufficient reinsurance to meet its current operating requirements.
      The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk based capital requirements (“RBC”). The RBC model for property and casualty insurance companies requires that carriers report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. Insurance Services has projected its RBC requirement as of June 30, 2005 under the RBC model and believes that it is above the level which would trigger increase oversight by Insurance Services’ regulators.
      Two other common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and LAE reserves). A commonly accepted standard for net written premium-to-surplus ratio is 3.0 to 1, although this varies with different lines of business. Insurance Services’ annualized premium-to-year-end statutory surplus ratio of 0.8 to 1 remains well under current industry standards of 3.0 to 1. Insurance Services’ ratio of loss and LAE reserves to statutory surplus of 2.2 to 1 at June 30, 2005 is within industry guidelines.
      Management continues to examine its expense structure. However, a core amount of fixed governance costs are required. Consequently, given the decreases in premium production and its obligation to run-off several lines of business, Insurance Services expects that its expense ratio will run higher than industry averages until it can increase premium production.

Unpaid Losses and Loss Adjustment Expenses
      Insurance Services estimates reserves for unpaid losses and LAE based on reported losses and historical experience, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Key assumptions used in the estimation process could have significant effects on the reserve balances. Insurance Services regularly evaluates its estimates and assumptions based on historical experience adjusted for current economic conditions and trends. Changes in the unpaid losses and LAE can materially effect the statement of operations. Different estimates could have been used in the current period, and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. Since the loss reserving process is complex and subjective, the ultimate liability may vary significantly from estimates.
Material Weakness in Internal Controls and Procedures
      As set forth in Item 4 “Controls and Procedures”, of this Quarterly Report on Form 10-Q, as of December 31, 2004, Danielson reported that management had identified a material weakness in its internal controls and procedures over financial reporting. Specifically, during the course of its audit of Danielson’s 2004 financial statements, Ernst & Young LLP, Danielson’s independent auditors, identified errors, principally related to complex manual “fresh-start” accounting calculations, predominantly affecting Danielson’s investments in its international businesses. Fresh-start accounting was required following Covanta’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) were corrected in Danielson’s 2004 Consolidated Financial Statements prior to their issuance. However, management determined that errors in complex fresh-start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review.
      Although the material weakness reported related primarily to complicated “fresh-start” accounting calculations, which are no longer applicable after March 10, 2005, similarly complicated accounting calculations may be required in connection with CPIH’s international operations and the acquisition of Ref-Fuel. As a result, during the first and second quarter of 2005 and subsequent thereto, Danielson’s management has identified and undertaken several actions to remediate the reported material weakness in internal controls over financial reporting. These actions are described in Item 4 “Controls and Procedures”, below.
      In addition, management is evaluating the impact of the acquisition of to the Acquired Business on Danielson’s system of internal controls over financial reporting. Prior to the acquisition, Ref-Fuel was not required to comply with Section 404 of the Sarbanes Oxley Act until December 31, 2006. As a result, its internal controls over financial reporting had neither been tested as extensively as had Danielson’s, nor had such controls been reviewed by its independent auditors in the context of the required attestation by such auditors. In addition, Ref-Fuel and Danielson operate different software systems which will require integration, and changes in and integration of accounting and financial staff resulting from the acquisition may create challenges in implementing a combined and effective system of internal controls. Management expects that it will take a period of time to integrate the financial reporting systems and related software of the combined businesses sufficiently to conclude that Danielson’s overall internal controls are working effectively, and to appropriately apply purchase accounting adjustments with respect to the Acquired Business.

      Management believes that the actions taken to address the control deficiency underlying the reported material weakness, and to address the overall integration of controls with respect to the combined businesses, will improve Danielson’s internal controls over financial reporting. Although Danielson has devoted, and will continue to devote, significant time and resources toward remediating its reported material weakness, and to such overall integration, and made progress in improving its internal controls over financial reporting, Danielson management is unable, as of the date of this Quarterly Report on Form 10-Q, to conclude that its actions have effectively corrected the reported material weakness. Until Danielson is able to assert that its internal control over financial reporting is effective, Danielson’s management believes the existence of the reported material weakness represents a known uncertainty with respect to the accuracy of its financial statements. See also “Risk Factors — failure to maintain an effective system of internal controls over financial reporting may have an adverse effect on our stock price” in Danielson’s 2004 Annual Report on Form 10-K, as amended, for continuing risks of the failure to maintain an effective system of financial reporting controls and procedures, including risks of exposing Danielson to regulatory sanctions and a loss of investor confidence.
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

Recent Accounting Pronouncements
      In December, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”. The mandatory adoption period for implementing this standard was revised in April 2005. For further discussion see Note 2 of the Notes to the Condensed Consolidated Financial Statements.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Danielson is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2005 will have a material impact on Danielson’s consolidated results of operations and earnings per share. Danielson has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
      In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. Danielson is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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
      Except as described below, management believes there have been no significant changes during the six months ended June 30, 2005 to the items discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in Danielson’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
Interest Rate Risk
      Covanta entered into interest rate swap derivative agreements to hedge its interest rate exposure arising from $300 million of variable interest rate borrowings under the Credit Facilities. Covanta is required to enter into similar arrangements to hedge it exposure with respect to no less than $37.5 million of such borrowings. Interest rate swaps allow Covanta to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available if it entered into fixed-rate borrowings directly. Interest rate swaps are used for the purpose of controlling interest expense by managing the mix of fixed and floating rate debt. Covanta does not seek to make a profit from changes in interest rates. Covanta manages interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable amount, Covanta reduces risk by entering into interest rate swap agreements.
      Under the interest rate swaps, Covanta agreed with other parties to exchange, at specified intervals, the difference between an agreed fixed-rate and the variable floating-rate interest payments required under its recourse term loan obligations, calculated by reference to an agreed notional principal amount. Covanta will pay the fixed rate and will receive the floating rate under the swap agreements. See Note 19, of the Notes to the Condensed Consolidated Financial Statements, for interest rate swap agreements executed after the date of these financial statements.
Market Risk of Acquired Business
      All of the operating facilities comprising the Acquired Business are located in the northeastern United States. Thus, with the acquisition of Ref-Fuel our operations are more concentrated in this region than prior to the acquisition. The entrance of new competitors into this region or the expansion of existing facilities operations that compete with Covanta could have a material adverse effect on cash distributions that can be made available to us, and, ultimately, Danielson’s financial condition.
      In addition, these operating facilities currently rely, to a greater extent than Covanta’s other operating facilities, on obtaining in the market supplies of solid waste at prices and in quantities that are sufficient to operate such facilities at their expected levels. Covanta’s inability to obtain solid waste at such prices or in such amounts could have a material adverse effect on the cash flow it is able to generate from the Acquired Business, and potentially on Danielson’s financial condition. For a discussion of factors that could impact the price and supply of solid waste which Covanta may be able to obtain, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary, Covanta Operating Performance and Seasonality, above.

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
      As of December 31, 2004, Danielson reported that management had identified a material weakness in its internal controls and procedures over financial reporting. Specifically, during the course of its audit of Danielson’s 2004 financial statements, Ernst & Young LLP, Danielson’s independent auditors, identified errors, principally related to complex manual “fresh-start” accounting calculations, predominantly affecting Danielson’s investments in its international businesses. Fresh-start accounting was required following Covanta’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) were corrected in Danielson’s 2004 Consolidated Financial Statements prior to their issuance. However, management determined that errors in complex fresh-start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review. As a result, Danielson reported in its 2004 Annual Report on Form 10-K, as amended, that management had concluded that as a result of such material weakness, Danielson’s disclosure controls were not effective as of December 31, 2004.
      As part of its evaluation described above, Danielson’s management has evaluated whether the control deficiencies related to the reported material weakness in its internal controls over financial reporting continue to exist. Although Danielson has devoted, and will continue to devote, significant time and resources toward remediating its reported material weakness and made progress in that regard, Danielson’s management has concluded that the control deficiencies relating to the reported material weakness have not been effectively remediated as of June 30, 2005.
      Based upon the results of that evaluation, Danielson’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005, Danielson’s disclosure controls were not effective to provide reasonable assurance that the information required to be disclosed by Danielson in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
      Changes in Internal Control Over Financial Reporting. During the second quarter of 2005 and thereafter, Danielson made the following modifications to its system of internal controls over financial reporting which it expects will enhance its ability to remediate its previously reported material weakness, and provide overall improvement to its existing controls:

•	Appointed a Chief Accounting Officer, and hired professionals filling permanent positions with respect to international accounting, compliance, and external reporting, and hired a corporate controller and two regional controllers;

•	Retained 11 accounting and finance personnel from Ref-Fuel’s headquarters office, and subsequently relocated such personnel to Danielson’s headquarters, allowing for greater interaction and efficiencies of the combined team;

•	Retained the services of former accounting personnel of Ref-Fuel on a consulting basis to provide transition support during the post-acquisition period;

•	Strengthened, with respect to domestic and international businesses, the reporting lines to Danielson’s Chief Financial Officer and its new Chief Accounting Officer;
      Impacts of Ref-Fuel Acquisition on Internal Controls. Danielson’s acquisition of Ref-Fuel is considered material to Danielson’s results of operations, financial position and cash flows. Management is evaluating the impact of the acquisition on Danielson’s system of internal controls over financial reporting. Prior to the acquisition, Ref-Fuel was not required to comply with Section 404 of the Sarbanes Oxley Act until December 31, 2006. As a result, its internal controls over financial reporting had neither been tested as extensively as had Danielson’s, nor had such controls been reviewed by its independent auditors in the context of the required annual attestation by such auditors. In addition, Ref-Fuel and Danielson operate different software systems which will require integration, and changes in and integration of accounting and financial staff resulting from the acquisition may create challenges in implementing a combined and effective system of internal controls. While management believes that substantial progress has been made in integrating the businesses and designing a system of internal controls that will be effective for the combined businesses, it also believes that additional work is required and expects that additional time is required before it will be able to conclude that Danielson’s overall internal controls are working effectively.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      See Note 18 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

ITEM 5.	OTHER INFORMATION
      None

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danielson Holding Corporation
(Registrant)

By:	/s/

Craig D. Abolt
Senior Vice President and Chief Financial Officer

By:	/s/

Thomas E. Bucks
Chief Accounting Officer
Date: August 8, 2005