Form 10-Q
period 2005-09-30
COVANTA HOLDING CORP
filed 2005-11-09
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-6732
Covanta Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-6021257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

40 Lane Road, Fairfield, NJ (Address of Principal Executive Office)	07004 (Zip code)
(973) 882-9000
(Registrant’s telephone number including area code)
Danielson Holding Corporation
(Former name, former address, and former fiscal year if changed since last report)
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
      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)).     Yes ☐          No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
      The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at November 7, 2005

Common Stock, $0.10 par value	141,176,122 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2005

Cautionary Note Regarding Forward-Looking Statements
      Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries, (“Covanta”), formerly known as Danielson Holding Corporation, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1 of Covanta’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 and in other securities filings by Covanta.
      Although Covanta believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. Covanta’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and Covanta does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
Operating revenues
Waste and service revenues	$194,176	$111,314	$436,624	$260,563
Electricity and steam sales	103,316	54,892	225,541	124,153
Other operating revenues	3,998	5,416	13,236	17,659

Total operating revenues	301,490	171,622	675,401	402,375

Operating expenses
Plant operating expenses	151,984	106,053	393,343	241,149
Depreciation and amortization expense	44,551	17,177	78,027	36,784
Net interest expense on project debt	16,988	10,218	36,700	23,194
Other operating expenses	2,378	3,197	7,736	12,603
General and administrative expenses	19,615	13,269	46,313	32,381
Restructuring charges	—	—	2,655	—
Acquisition-related charges	983	—	2,963	—

Total operating expenses	236,499	149,914	567,737	346,111

Operating income	64,991	21,708	107,664	56,264

Other income (expenses)
Investment income	1,657	836	3,530	2,002
Interest expense	(30,701)	(10,541)	(59,053)	(33,267)
Gain on derivative instrument, unexercised ACL warrants	10,578	—	14,796	—

Total other expenses	(18,466)	(9,705)	(40,727)	(31,265)

Income before income tax provision, minority interests and equity in net income from unconsolidated investments	46,525	12,003	66,937	24,999
Income tax expense	(16,391)	(5,165)	(24,008)	(8,436)
Minority interest expense	(2,172)	(1,632)	(9,311)	(3,922)
Equity in net income from unconsolidated investments	9,439	7,609	20,003	13,196

Net Income	$37,401	$12,815	$53,621	$25,837

Earnings Per Share of Common Stock:
Basic	$0.27	$0.13	$0.46	$0.31

Diluted	$0.26	$0.12	$0.44	$0.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except per
	share amounts)

ASSETS
Current:
Cash and cash equivalents	$165,732	$96,148
Marketable securities available for sale	7,400	6,400
Investments in securities and derivatives (securities at cost: $1,326 and $1,324)	17,096	1,432
Restricted funds held in trust	213,520	116,092
Restricted funds, other	30,634	32,805
Receivables (less allowances of $3,738 and $2,460)	188,463	133,994
Unbilled service receivables	55,499	58,206
Deferred income taxes	21,058	8,868
Prepaid expenses and other assets	66,650	64,452

Total Current Assets	766,052	518,397
Property, plant and equipment, net	2,675,799	819,400
Investments in fixed maturities at market (cost: $47,004 and $57,264)	46,084	57,210
Restricted funds held in trust	215,218	123,826
Unbilled service receivables	90,424	98,248
Other noncurrent receivables (less allowances of $449 and $406)	32,261	31,840
Intangible assets, net	426,197	177,290
Goodwill	292,810	—
Investments in and advances to investees and joint ventures	68,945	64,156
Deferred financing costs	26,912	4,747
Deferred income taxes	18,525	18,042
Other assets	47,067	25,925

Total Assets	$4,706,294	$1,939,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$27,983	$112
Current portion of project debt	174,382	109,701
Accounts payable	22,689	16,243
Accrued expenses	189,026	120,701
Accrued emergence costs	24,152	32,805
Deferred revenue	13,528	15,219
Other liabilities	3,538	5,546

Total Current Liabilities	455,298	300,327
Long-term debt	1,315,032	312,784
Project debt	1,458,299	835,036
Deferred income taxes	488,118	109,465
Other liabilities	314,640	163,304

Total Liabilities	4,031,387	1,720,916

Minority Interests	83,410	83,350

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 and 150,000 shares; issued 141,244 and 73,441 shares; outstanding 141,175 and 73,430 shares)	14,124	7,344
Additional paid-in capital	594,341	194,783
Unearned compensation	(7,074)	(3,489)
Accumulated other comprehensive gain	832	583
Accumulated deficit	(10,719)	(64,340)
Treasury stock	(7)	(66)

Total Stockholders’ Equity	591,497	134,815

Total Liabilities and Stockholders’ Equity	$4,706,294	$1,939,081

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES
Net income	$53,621	$25,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,259	36,874
Revenue contract levelization	1,007	—
Amortization of deferred financing costs	5,584	7,045
Amortization of project debt premium and discount	(11,359)	(7,370)
Accretion on principal of Senior Secured Notes	872	1,884
Provision for doubtful accounts	1,107	975
Stock option and unearned compensation expense	1,642	308
Equity in net income from unconsolidated Waste and Energy Services investments	(20,003)	(12,792)
Dividends from unconsolidated Waste and Energy Services investments	12,124	6,986
Minority interests	9,310	3,922
Unrealized gain on derivative instruments, unexercised ACL warrants	(14,796)	—
Deferred income taxes	7,057	(226)
Other, net	5,397	(413)
Change in operating assets and liabilities, net of effects of acquisition:
Restricted funds for emergence costs	8,655	58,896
Receivables	21,859	30,456
Unbilled service receivables	10,444	6,638
Other assets	2,506	16,930
Accounts payable	8,729	(2,294)
Accrued expenses	(5,630)	(3,531)
Accrued emergence costs	(8,653)	(58,896)
Deferred revenue	(1,691)	(5,219)
Unpaid losses and loss adjustment expenses	(12,713)	(16,640)
Other liabilities	(5,476)	(1,475)
Other, net	—	1,388

Net cash provided by operating activities	147,852	89,283

INVESTING ACTIVITIES
Decrease in restricted cash, Covanta Energy escrow	—	37,026
Purchase of Ref-Fuel and Covanta Energy, respectively	(747,217)	(36,400)
Cash acquired of Ref-Fuel and Covanta Energy, respectively	62,358	57,795
Matured or called investment securities	11,542	24,048
Purchase of investment securities	(2,605)	(16,052)
Purchase of property, plant and equipment	(14,127)	(6,916)
Other	1,839	2,526

Net cash provided by (used in) investing activities	(688,210)	62,027

FINANCING ACTIVITIES
Bank overdrafts	—	(1,436)
Proceeds from rights offerings, net	395,871	41,020
Proceeds from the exercise of options for common stock, net	2,984	3,330
Borrowings of recourse debt	675,000	—
Premium received on refinancing	1,862	—
Payment of deferred financing costs	(34,574)	(900)
Repayment of bridge financing	—	(26,612)
Borrowings for facilities	42,447	1,208
Payment of recourse debt	(336,492)	(12,604)
Payment of project debt	(96,127)	(14,932)
Increase in restricted funds held in trust	(24,926)	(37,778)
Increase in parent restricted funds	(6,471)	—
Distribution to minority partners	(9,632)	(6,368)

Net cash provided by (used in) financing activities	609,942	(55,072)

Net increase in cash and cash equivalents	69,584	96,238
Cash and cash equivalents at beginning of period	96,148	17,952

Cash and cash equivalents at end of period	$165,732	$114,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2005

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Loss	Deficit	Shares	Amount	Total

	(Unaudited)
	(In thousands)
Balance at December 31, 2004	73,441	$7,344	$194,783	$(3,489)	$583	$(64,340)	11	$(66)	$134,815
Stock option compensation expense			(30)						(30)
Amortization of unearned compensation				1,672					1,672
Adjustment of unearned compensation for terminated employees	(20)	(2)	(87)	89					—
Exercise of options to purchase common stock	724	72	4,935						5,007
Shares cancelled in exercise of options	(21)	(2)	(290)				58	59	(233)
Shares issued in restricted stock award	447	45	5,317	(5,346)					16
Shares issued in rights offering, net of expenses	66,673	6,667	389,204						395,871
ACL gift of warrants upon emergence from bankruptcy, net of income taxes			509						509
Comprehensive income, net of income taxes:
Net income						53,621			53,621
Foreign currency translation					(51)				(51)
Net unrealized loss on available for sale securities					(727)				(727)
Net unrealized gain on derivative instruments					1,027				1,027

Total comprehensive income					249				53,870

Balance at September 30, 2005	141,244	$14,124	$594,341	$(7,074)	$832	$(10,719)	69	$(7)	$591,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

Organization
      On September 20, 2005, Danielson Holding Corporation changed its name to Covanta Holding Corporation (“Covanta” or the “Company”). Covanta’s common stock was traded on the American Stock Exchange under the symbol “DHC” until close of trading on October 4, 2005. Since that date, Covanta’s stock has been traded on the New York Stock Exchange under the symbol “CVA”.
      Covanta is a holding company that owns subsidiaries currently engaged in the businesses of waste and energy services, and insurance services. The more significant business is the waste and energy business which is comprised of Covanta Energy Corporation and its subsidiaries (“Covanta Energy”), which Covanta acquired on March 10, 2004. Covanta Energy’s subsidiaries also include Covanta ARC Holdings Corp., formerly known as American Ref-Fuel Holdings Corp., and its subsidiaries (“Ref-Fuel”), which Covanta Energy acquired on June 24, 2005 (the “Acquisition Date”). See Note 3. Acquisitions and Dispositions of the Notes to the Condensed Consolidated Financial Statements (“Notes”) for a description of these acquisitions. Covanta has changed the names of the Ref-Fuel subsidiaries such that they will conduct business under the Covanta name.
      Covanta Energy and its domestic subsidiaries, including Ref-Fuel, engage in the waste-to-energy, waste disposal, water and independent power production businesses in the United States. Covanta Energy’s subsidiary Covanta Power International Holdings, Inc. and its subsidiaries (“CPIH”) engage in the independent power production business outside the United States. Covanta’s business segments are comprised of Waste and Energy Services, which is comprised of Covanta Energy’s domestic and international operations, and Other Services, which is comprised of the holding company and insurance subsidiaries operations.
      On March 10, 2004, Covanta Energy consummated a plan of reorganization and emerged from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). Pursuant to the plan of reorganization (“Reorganization Plan”), Covanta acquired 100% of the equity in Covanta Energy. Three of Covanta Energy’s subsidiaries, which relate to Covanta Energy’s Warren County, New Jersey project, did not reorganize with Covanta Energy but have since filed a plan of reorganization and expect to emerge from bankruptcy in December 2005. Accordingly, Covanta does not include these subsidiaries as consolidated subsidiaries in these Condensed Consolidated Financial Statements. Covanta Energy’s investment in these subsidiaries is recorded using the cost method effective from March 10, 2004. For additional information regarding these three Covanta Energy subsidiaries, see Note 17. Commitments and Contingent Liabilities of the Notes.
      Covanta also has investments in subsidiaries engaged in insurance operations in California. Covanta holds all of the voting stock of Danielson Indemnity Company (“DIND”). DIND owns 100% of the common stock of National American Insurance Company of California, Covanta’s principal operating insurance subsidiary. National American Insurance Company of California and its subsidiaries are collectively referred to herein as “NAICC.” The operations of NAICC are in property and casualty insurance. NAICC writes non-standard private automobile insurance in California.

Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements of Covanta have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
further information, refer to the consolidated financial statements and footnotes thereto included in Covanta’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.
      The condensed consolidated financial statements include the accounts of Covanta. Companies in which Covanta has significant influence are accounted for using the equity method. Those companies in which Covanta owns less than 20% are accounted for using the cost method. Certain prior period amounts, including various revenues and expenses, have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. All intercompany transactions and balances have been eliminated.

Note 2.	New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R, as modified, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123, will no longer be an alternative to financial statement recognition.
      Under SFAS No. 123R, Covanta must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. In April 2005, the SEC modified the initial dates for mandatory adoption to the first annual period beginning on or after June 15, 2005. The extended adoption dates are optional and registrants are permitted to adopt SFAS No. 123R earlier. Covanta is required to adopt SFAS No. 123R beginning on January 1, 2006. Covanta is evaluating the requirements of SFAS No. 123R and SAB No. 107. Covanta has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures required by SFAS No. 123.
      In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective for fiscal years ending after December 15, 2005. Covanta is currently evaluating the effect that the adoption of FIN No. 47 will have on its consolidated results of operations and financial condition but does not expect the adoption to have a material impact on Covanta condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Acquisitions and Dispositions

Acquisitions

Ref-Fuel
      On January 31, 2005, Covanta entered into a stock purchase agreement with Ref-Fuel, the owner and operator of six waste-to-energy facilities in the northeastern United States, and Ref-Fuel’s stockholders. On June 24, 2005, Covanta, through its wholly-owned subsidiary Covanta Energy, purchased 100% of the issued and outstanding shares of Ref-Fuel capital stock. Under the terms of the stock purchase agreement, Covanta paid $747 million in cash and transaction costs for the stock of Ref-Fuel and assumed the consolidated net debt of Ref-Fuel of $1.3 billion at June 24, 2005 ($1.5 billion of consolidated indebtedness and $0.2 billion of cash and restricted cash). The acquisition of Ref-Fuel was financed by a combination of debt and equity as described below. Immediately after the transaction was completed, Ref-Fuel became a wholly-owned subsidiary of Covanta Energy.
      Covanta’s acquisition of Ref-Fuel markedly increased the size and scale of Covanta Energy’s waste-to-energy business, and thus Covanta’s business. The acquisition also provided Covanta Energy with the opportunity to achieve cost savings by combining the businesses of Covanta Energy and Ref-Fuel. Furthermore, Covanta Energy lowered its cost of capital and obtained less restrictive covenants than under its previous financing arrangements when it refinanced its existing recourse debt concurrent with the acquisition of Ref-Fuel.

Financing the Ref-Fuel Acquisition
      As part of the Ref-Fuel acquisition, Covanta Energy entered into new credit arrangements which totaled approximately $1.1 billion and are guaranteed by Covanta and certain domestic subsidiaries of Covanta Energy. These credit arrangements consisted of a first priority senior secured credit facility and a second priority senior secured credit facility. The first priority senior secured credit facility is comprised of a $275 million first lien term loan, a $100 million revolving credit facility, and a $340 million letter of credit facility. The second priority senior secured credit facility is a $400 million second lien term loan facility. See Note 11. Credit Arrangements and Long-Term Debt of the Notes for a detailed description of these credit arrangements.
      The proceeds from the new credit arrangements were used to fund the acquisition of Ref-Fuel, to refinance approximately $479 million of Covanta Energy’s existing recourse debt and letters of credit, and to pay related fees and expenses. The revolving credit and letter of credit facilities are further available for ongoing permitted expenditures and for general corporate purposes.
      The equity component of the financing consisted of a $400 million offering of warrants to purchase Covanta’s common stock (the “Ref-Fuel Rights Offering”). Such warrants entitled Covanta’s existing stockholders to purchase Covanta’s stock on a pro rata basis, with each holder entitled to purchase 0.9 shares of Covanta’s common stock at an exercise price of $6.00 for each share of Covanta’s common stock held as of May 27, 2005, the record date. Covanta received net proceeds of approximately $395.9 million ($400 million gross proceeds, net of $4.1 million of expenses) and issued 66,673,004 shares of common stock.
      Three of Covanta’s largest stockholders, SZ Investments L.L.C. (together with its affiliate EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of its shares, “SZ Investments”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“TAVF”), and D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing ownership, at the time of the Ref-Fuel Rights Offering, of approximately 40.4% of Covanta’s outstanding common stock, committed to participate in the Ref-Fuel Rights Offering and acquired at least their pro rata portion of the shares. As consideration for their commitments, Covanta paid each of these stockholders, an amount equal to 1.75% of their respective equity

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commitments, which in the aggregate was $2.8 million. Covanta agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Covanta undertake an underwritten offering within twelve months of the closing of the acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      The $2.2 billion preliminary purchase price was comprised of the following (in millions of dollars):

Cash	$740.0
Debt assumed	1,455.0
Direct transaction costs	7.2
Restructuring liability	9.1

$2,211.3

      The preliminary purchase price included acquisition related restructuring charges of $9.1 million which were recorded as a liability and assumed in the Ref-Fuel acquisition, and consisted primarily of severance and related benefits, and the costs of vacating duplicate facilities. As of September 30, 2005, the restructuring liability was $8.5 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the preliminary allocation of values to the assets acquired and liabilities assumed at the Acquisition Date in conformity with SFAS No. 141, “Business Combinations” and SFAS No. 109, “Accounting for Income Taxes.” The allocation of purchase price to Ref-Fuel is preliminary and subject to change as additional information and analysis is obtained. Management is in the process of performing the valuation studies necessary to finalize the fair values of the assets and liabilities of Ref-Fuel and the related allocation of purchase price, and expects adjustments to the preliminary fair values which may include those related to:

•	property, plant and equipment, intangibles, goodwill and debt, all of which may change based on consideration of additional analysis by Covanta and its valuation consultants;

•	accrued expenses for transaction costs and restructuring efforts which may change based on identification of final fees and costs; and

•	tax liabilities and deferred taxes, which may be adjusted based upon additional information to be received from taxing authorities and which result from changes in the allocated book basis of items for which deferred taxes are provided.

	Purchase Price Allocation as of

	June 24, 2005	September 30, 2005

	(In thousands of dollars)
Current assets	$233,885	$233,885
Property, plant and equipment	1,901,786	1,901,786
Intangible assets (excluding goodwill)	269,436	269,436
Goodwill	298,089	292,810
Other assets	111,458	108,869

Total assets acquired	$2,814,654	$2,806,786

Current liabilities	$156,610	$156,610
Long-term debt	655,270	655,270
Project debt	718,805	706,732
Deferred income taxes	368,907	372,684
Other liabilities	164,787	165,215

Total liabilities assumed	2,064,379	2,056,511

Minority interest acquired	3,058	3,058

Net assets acquired	$747,217	$747,217

      The acquired intangible assets of $269.4 million relate to favorable energy and waste contracts, and a favorable leasehold interest with an approximate 10 year average useful life. In its initial purchase price allocation as of June 24, 2005, goodwill of $298.1 million was recorded to reflect the excess of cost over the preliminary fair value of acquired net assets. As of September 30, 2005, goodwill was $292.8 million which reflected adjustments to the carrying value of project debt by $12.1 million, a fair value adjustment related to a service agreement of $2.5 million, a deferred tax adjustment of $3.8 million and various other liability adjustments of $0.5 million as part of Covanta’s ongoing purchase accounting true-up.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covanta Energy
      On December 2, 2003, Covanta executed a definitive investment and purchase agreement to acquire Covanta Energy in connection with Covanta Energy’s emergence from Chapter 11 proceedings after the non-core and geothermal assets of Covanta Energy were divested. The primary components of the transaction were: (1) the purchase by Covanta of 100% of the equity of Covanta Energy in consideration for a cash purchase price of approximately $30 million, and (2) agreement as to new letter of credit and revolving credit facilities for Covanta Energy’s domestic and international operations, provided by some of the existing Covanta Energy lenders and a group of additional lenders organized by Covanta. Covanta’s acquisition of Covanta Energy was consummated on March 10, 2004.
      The aggregate purchase price was $47.5 million which included the cash purchase price of $30 million, $6.4 million for professional fees and other estimated costs incurred in connection with the acquisition, and an estimated fair value of $11.3 million for Covanta’s commitment to sell up to 3.0 million shares of its common stock at $1.53 per share to certain creditors of Covanta Energy, subject to certain limitations.
      In addition to the purchase price allocation adjustments, Covanta Energy’s emergence from Chapter 11 proceedings on March 10, 2004 resulted in Covanta Energy becoming a new reporting entity and adoption of fresh start accounting as of that date, in accordance with AICPA Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. The following table summarizes the final allocation of values to the assets acquired and liabilities assumed at March 10, 2004 in conformity with SFAS No. 141 and SFAS No. 109 (in thousands of dollars):

Current assets	$522,659
Property, plant and equipment	814,369
Intangible assets	191,943
Other assets	327,065

Total assets acquired	$1,856,036

Current liabilities	$364,480
Long-term debt	328,053
Project debt	850,591
Deferred income taxes	88,405
Other liabilities	176,982

Total liabilities assumed	1,808,511

Net assets acquired	$47,525

      The acquired intangible assets of $191.9 million primarily relate to service and energy agreements on publicly-owned waste-to-energy projects with an approximate 17 year weighted average useful life. However, many such contracts have remaining lives that are significantly shorter.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations
      The results of operations from Covanta Energy and Ref-Fuel are included in Covanta’s consolidated results of operations from March 11, 2004 and June 25, 2005, respectively. The following table sets forth certain unaudited consolidated operating results for the three and nine months ended September 30, 2005 and 2004, as if the acquisitions of Covanta Energy and Ref-Fuel were consummated on the same terms at January 1, 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	Pro Forma		Pro Forma

	2005	2004	2005	2004

Total operating revenues	$301,490	$296,294	$903,853	$901,449
Net income	$38,199	$21,010	$58,117	$40,285
Basic earnings per share:
Weighted average shares outstanding	140,086	139,522	140,207	139,135
Earnings per share	$0.27	$0.15	$0.41	$0.29
Diluted earnings per share:
Weighted average shares outstanding	145,737	143,799	145,907	143,814
Earnings per share	$0.26	$0.15	$0.40	$0.28

Restructuring and Acquisition-Related Charges
      In connection with the acquisition of Ref-Fuel, Covanta Energy incurred integration costs of $1.0 million and $3.0 million for the quarter and nine months ended September 30, 2005, respectively, primarily related to professional fees and employee incentive costs. These charges were included as part of the operating costs of the Waste and Energy Services business.
      Covanta Energy also incurred restructuring costs in 2005 of $2.7 million. The restructuring costs resulted from a $2.1 million severance payment to CPIH executives in connection with overhead reductions made possible by the elimination of CPIH’s separate capital structure during the second quarter of 2005. An additional $0.6 million was paid to remaining CPIH executives, in the second quarter of 2005, as incentive payments from existing contractual obligations relating to CPIH debt repayment in connection with the Ref-Fuel acquisition.

Dispositions

Marine Services
      Covanta had investments in the marine services business, the largest of which was American Commercial Lines LLC (“ACL”), an integrated marine transportation and service company which, throughout 2004 was in bankruptcy proceedings under Chapter 11. ACL is no longer a subsidiary of Covanta. On December 30, 2004, ACL’s plan of reorganization was confirmed and ACL has since emerged from bankruptcy. As part of ACL’s plan of reorganization, the ACL stock owned by Covanta was cancelled, and its ownership interest terminated. Covanta received no cash distributions under the ACL plan of reorganization but, through a subsidiary, received from ACL’s former creditors warrants to purchase 672,920 shares of ACL stock at an exercise price of $3.00 per share after ACL’s emergence in January 2005. See Note 16. Financial Instruments of the Notes for a discussion of these warrants.
      Covanta’s other investees in the marine services business consisted of Global Materials Services, LLC (“GMS”) and Vessel Leasing, LLC (“Vessel Leasing”). GMS was a joint venture of ACL, a third party and Covanta, in which Covanta held a 5.4% interest. Covanta sold its interests in GMS to the third party member

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the joint venture as of October 6, 2004. Vessel Leasing was a joint venture of ACL and Covanta. Covanta sold its interest in Vessel Leasing to ACL on January 13, 2005.

Note 4.	Incentive Stock-Based Compensation Plans
      Stock-based compensation cost is measured using the intrinsic value based method of accounting prescribed by APB No. 25 for the directors and employees of Covanta and its subsidiaries. Pro forma net income and earnings per share are disclosed below as if the fair value based method of accounting under SFAS No. 123 had been applied to all stock-based compensation awards (in thousands of dollars, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income, as reported	$37,401	$12,815	$53,621	$25,837
Pro forma compensation expense	(1,007)	(111)	(2,413)	(133)

Pro forma net income	$36,394	$12,704	$51,208	$25,704

Basic earnings per share:
As reported	$0.27	$0.13	$0.46	$0.31
Pro forma	$0.26	$0.13	$0.44	$0.31
Diluted earnings per share:
As reported	$0.26	$0.12	$0.44	$0.30
Pro forma	$0.25	$0.12	$0.42	$0.30
      Covanta accelerated the vesting period for 330,000 options from February 28, 2006 to March 21, 2005. The average of the high and low trading price for Covanta’s common stock on March 18, 2005, the new measurement date, was $16.48 per share. The exercise price is $7.43 per share. At the time the options were granted, they had a fair value per option of $5.68 per share using the Black-Scholes valuation model. The 2004 pro forma after-tax compensation expense under SFAS No. 123 related to the options for which the vesting period was accelerated was $0.2 million. The pro forma after-tax compensation expense related to the options for which vesting was accelerated, which would otherwise have not been included in the first nine months of 2005 was $0.8 million. The purpose of the acceleration was to permit officers and employees who held the options to exercise their options and participate in the Ref-Fuel Rights Offering to ensure that those participants’ rights with respect to this subset of options were not diluted by the issuance of the new shares.
      Under APB No. 25 and authoritative interpretations, when the vesting provisions are modified, Covanta is only required to recognize compensation expense for the estimated portion of the award that, absent the modification, would have expired unexercisable. Accordingly, Covanta estimated the number of employees who might cease to be employees prior to the original vesting date of February 28, 2006. Covanta anticipates that all participating employees will remain employees through the original vesting date, based upon the compensation structure of the employees holding these options, including the vesting provisions of other awards, and the diminutive period of time remaining until February 28, 2006. Covanta would be required to recognize compensation expense of up to $2.9 million if all employees holding the subset of options were to cease being employees of Covanta prior to the original vesting date. If one or more participating employees were to cease being employed, Covanta would be required to revise its estimate quarterly and recognize compensation expense in an amount equal to that employee’s vested options divided by 330,000 and applying that ratio to $2.9 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 7, 2005, the Compensation Committee of the Board of Directors, under the equity award plan for employees, awarded certain key employees 404,000 shares of restricted stock. The terms of the restricted stock awards include vesting provisions based on two financial performance factors (66%) and continued service over the passage of time (34%). The awards vest over approximately 31 months, with 134,636 shares (33.33%) vesting on February 28, 2006, 134,636 shares (33.33%) vesting on February 28, 2007 and the remaining 134,728 shares (33.34%) vesting on February 29, 2008.
      On September 19, 2005, in accordance with its existing program for annual director compensation, Covanta granted options to purchase an aggregate of 120,006 shares of common stock and 13,500 shares of restricted stock under the equity award plan for directors. The options have an exercise price of $12.90 per share and expire 10 years from the date of grant and vest upon the date of grant (but are not exercisable for six months following such date). Restrictions on the restricted stock shall lapse on a pro rata basis over three years commencing on the date of grant.

Note 5.	Earnings Per Share
      Per share data is based on the weighted average number of Covanta’s par value $0.10 per share common stock outstanding during the relevant period. Basic earnings per share are calculated using only the average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the average number of shares of additional outstanding common stock issuable for stock options, restricted stock, rights and convertible notes whether or not currently exercisable. Prior periods were restated to reflect the impact of the Ref-Fuel Rights Offering and the 9.25% Offering described in Note 13. Stockholders Equity of the Notes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands of dollars, except share and per share
	amounts)
Net income	$37,401	$12,815	$53,621	$25,837

Basic earnings per share:
Weighted average basic common shares outstanding	140,086	101,503	116,181	84,174

Basic earnings per share	$0.27	$0.13	$0.46	$0.31

Diluted earnings per share:
Weighted average basic common shares outstanding	140,086	101,503	116,181	84,174
Stock options	545	220	733	513
Restricted stock	1,049	36	801	62
Rights	4,057	2,314	4,166	1,883

Weighted average diluted common shares outstanding	145,737	104,073	121,881	86,632

Diluted earnings per share	$0.26	$0.12	$0.44	$0.30

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Pass Through Costs
      Pass through costs are costs for which Covanta Energy receives a direct contractually committed reimbursement from the municipal client which sponsors a waste-to-energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in Covanta’s condensed consolidated financial statements. Total pass through costs for three and nine months ended September 30, 2005 were $12.3 million and $41.9 million, respectively. Total pass through costs for the three month period ended September 30, 2004 and for the period March 11, 2004 through September 30, 2004 were $11.9 million and $24.8 million, respectively.

Note 7.	Revenues and Unbilled Service Receivables
      The following table summarizes the components of waste and service revenues for the periods presented below (in thousands of dollars):

				For the Period
			Nine Month	March 11,
	Three Months Ended		Ended	through
	September 30,		September 30,	September 30,
	2005	2004	2005	2004

Waste and service revenues unrelated to project debt	$166,830	$92,557	$365,910	$218,487
Revenue earned explicitly to service project debt-principal	16,491	11,117	44,478	24,745
Revenue earned explicitly to service project debt-interest	10,855	7,640	26,236	17,331

Total waste and service revenues	$194,176	$111,314	$436,624	$260,563

      Unbilled service receivables include fees related to the principal portion of debt service earned to service project debt principal where such fees are expressly included as a component of the service fee paid by the municipality pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by municipalities relating to project debt principal, Covanta Energy records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to waste-to-energy operations are recorded at their discounted amounts.
      Electricity and steam sales included lease income from the international business of $23.3 million and $20.7 million for the three months ended September 30, 2005 and 2004, respectively and $74.4 million and $48.3 million for the nine months ended September 30, 2005 and for the period March 11, 2004 through September 30, 2004, respectively.

Note 8.	Equity in Net Income from Unconsolidated Investments
      Equity in net income from unconsolidated investments was $9.4 million and $20.0 million for the three and nine months ended September 30, 2005. Equity in net income from unconsolidated investments was $7.6 million and $13.2 million for the three and nine months ended September 30, 2004.
      See Note 3. Acquisitions and Dispositions of the Notes for information regarding Covanta’s investment in Marine Services.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Equity in net income from unconsolidated investments primarily relates to Covanta Energy’s 26.7% investment in Quezon Power, Inc. in the Philippines (“Quezon”). The unaudited results of operations from Quezon was as follows (in thousands of dollars):

	Quezon

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue	$74,307	$55,446	$184,614	$157,687
Operating income	35,614	27,366	79,384	70,143
Net income	26,859	18,162	52,806	41,995

Note 9.	Intangible Assets and Goodwill

Intangible Assets
      As of March 10, 2004, Covanta Energy’s waste and energy contracts were recorded at their fair market values, in accordance with SFAS No. 141, based upon discounted cash flows from the service contracts and the “above market” portion of the energy contracts using currently available information. Amortization was calculated by the straight-line method over the remaining contract lives. The remaining weighted-average life of the agreements is approximately 17 years. However, many of such contracts have remaining lives that are significantly shorter.
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
      Intangible assets consisted of the following (in thousands of dollars):

		September 30,	December 31,
	Useful Life	2005	2004

Waste and energy contracts	4 — 23 years	$386,205	$192,058
Lease interest and other	5 — 24 years	74,614	442
Other intangibles	Not subject to amortization	3,029	—

		463,848	192,500
Accumulated amortization		(37,651)	(15,210)

Intangible assets, net		$426,197	$177,290

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table details the amount of the actual/estimated amortization expense associated with intangible assets included or expected to be included in Covanta’s statement of operations for each of the years indicated (in thousands of dollars):

		Lease
	Waste and	Interest
	Energy	and Other
	Contracts	Contracts	Totals

Nine months ended September 30, 2005	$20,953	$793	$21,746

2005 remaining	$11,305	$862	$12,167
2006	44,084	3,449	47,533
2007	43,751	3,449	47,200
2008	42,079	3,449	45,528
2009	38,532	3,449	41,981
Thereafter	169,726	59,033	228,759

Total	$349,477	$73,691	$423,168

     Goodwill
      In connection with the Ref-Fuel acquisition, Covanta Energy recorded $292.8 million of goodwill as of September 30, 2005. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in the Ref-Fuel acquisition in accordance with the provisions of SFAS No. 142. Goodwill has an indefinite life and is not amortized but will be reviewed under the provisions of SFAS No. 142 for impairment. Covanta will perform an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow approach. Goodwill is not deductible for federal income tax purposes.

Note 10.	Other Noncurrent Liabilities
      Other noncurrent liabilities consisted of the following (in thousands of dollars):

	September 30,	December 31,
	2005	2004

Waste and service contracts	$118,883	$—
Interest rate swap	12,874	14,920
Pension benefit obligation	47,631	45,430
Landfill remediation obligation	31,537	18,912
Duke liability	25,074	—
Insurance loss and loss adjustment reserves	51,557	64,270
Service contract obligations	10,856	7,873
Other	16,228	11,899

	$314,640	$163,304

      As of June 25, 2005, Ref-Fuel’s waste and service contracts were recorded at their fair market values, in accordance with SFAS No. 141, based upon discounted cash flows attributable to the “below market” portion of the waste and service contracts using currently available information. Amortization was calculated by the straight-line method over the remaining weighted-average contract life which is approximately 14 years.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Credit Arrangements and Long-Term Debt
     Credit Facilities
      Long-term debt is presented below (in thousands of dollars):

September 30,
2005

Senior Secured Credit Facilities
First Lien Term Loan Facility	$274,313
Second Lien Term Loan Facility	400,000

674,313

Intermediate Subsidiary Debt
6.26% Senior Notes due 2015	234,000
8.5% Senior Secured Notes due 2010	195,785
7.375% Senior Secured Notes due 2010	224,100

653,885
Unamortized debt premium	14,592

Total intermediate subsidiary debt	668,477

Other long-term debt	225

Total long-term debt	1,343,015
Less: current portion	(27,983)

Total long-term debt	$1,315,032

      As part of the Ref-Fuel acquisition, Covanta Energy entered into new financing arrangements which are guaranteed by Covanta and certain subsidiaries of Covanta Energy described more fully below. The proceeds of the new financing arrangements were used to fund the acquisition of Ref-Fuel, to refinance approximately $479 million of Covanta Energy’s and CPIH’s recourse debt and letter of credit facilities, and to pay related fees and expenses. The new credit facilities are further available for ongoing permitted expenditures and for general corporate purposes.
      Covanta Energy’s new financing arrangements are comprised of the following:

•	a first priority secured term loan facility in the amount of $275 million that will mature in 2012 and is repayable in scheduled quarterly installments that began September 30, 2005 (the “First Lien Term Loan Facility”);

•	a first priority secured revolving credit facility in the amount of $100 million that will mature in 2011 and is available for revolving loans, up to $75 million of which may be utilized for letters of credit (the “Revolving Credit Facility”);

•	a first priority secured letter of credit facility in the amount of $340 (of which $304.3 million of letters of credit have been issued as of September 30, 2005) million that will mature in 2012 (the “Funded L/C Facility” and collectively with the First Lien Term Loan Facility and the Revolving Loan Facility the “First Lien Facilities”); and

•	a second priority secured term loan facility in the amount of $400 million that matures and is repayable in full in 2013 (the “Second Lien Term Loan Facility” and collectively with the First Lien Facilities the “Credit Facilities”).

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Material Terms of Senior Secured Credit Facilities

Amortization Terms
      The First Lien Term Loan Facility has a mandatory annual amortization, paid in equal quarterly installments beginning September 30, 2005, through the date of maturity in annual amounts set forth in the following schedule (in thousands of dollars):

Remaining
First Lien Term Loan Facility	Amortization

2005	$688
2006	2,750
2007	2,750
2008	2,750
2009	2,750
2010	2,750
2011	130,625
2012	129,250
      The Second Lien Term Loan Facility has no mandatory amortization requirements and is required to be repaid in full on its maturity date.

Interest and Fee Terms
      Interest on loans under the Credit Facilities varies, depending upon interest rate periods and designation of such loans, each selected by Covanta Energy. Loans are designated as Eurodollar rate loans or base rate loans. Eurodollar loans bear interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months (and at the end of every three months in the case of six month Eurodollar loans). Base rate loans bear interest at (a) a rate per annum equal to the greater of (i) the “prime rate” designated in the relevant facility or (ii) the federal funds rate plus 0.50% per annum, plus (b) a borrowing margin as described below.
      Letters of credit issued under the Revolving Credit Facility will accrue fees at the then effective borrowing margins on Eurodollar rate loans, plus a fee on each issued letter of credit payable to the issuing bank. Letter of credit availability under the Funded L/C Facility accrues fees (whether or not letters of credit are issued thereunder) at the then-effective borrowing margin for Eurodollar rate loans described below times the total funded letter of credit availability (whether or not then utilized), plus a fee on each issued letter of credit payable to the issuing bank. In addition, Covanta Energy has agreed to pay to the participants under the Funded L/C Facility any shortfall between the Eurodollar rate applicable to the relevant Funded L/C Facility interest period and the investment income earned on the pre-agreed investments made by the relevant issuing banks with the purchase price paid by such participants for their participations under the Funded L/C Facility. Covanta Energy is required to enter into certain hedging obligations designed to mitigate its exposure to the risk of interest rate changes with respect to $337.5 million of its borrowings under the Credit Facilities, less any second lien notes to the extent issued. See Note 16. Financial Instruments of the Notes.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The borrowing margins referred to above for the Revolving Credit Facility are as follows:

	Borrowing	Borrowing
	Margin for	Margin for
	Revolving	Revolving
	Eurodollar	Base Rate
Company Leverage Ratio	Loans	Loan

≥4.25:1.00	3.00%	2.00%

<4.25:1.00
≥3.50:1:00	2.75%	1.75%

<3.50:1:00	2.50%	1.50%
      The borrowing margin for the First Lien Term Loan Facility and the Funded L/ C Facility are 3.00% for Eurodollar rate loans and 2.00% for base rate loans. The borrowing margins under the Second Lien Term Loan Facility are 5.50% for Eurodollar rate loans and 4.50% for base rate loans.
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

Guarantees and Securitization
      The Credit Facilities are guaranteed by Covanta and by certain Covanta Energy subsidiaries. Covanta Energy agreed to secure all of its obligations under the First and Second Lien Facilities by granting, for the benefit of secured parties, a first and second priority lien on substantially all of its assets, to the extent permitted by existing contractual obligations, a pledge of all of the capital stock of each of its domestic subsidiaries owned by it and 65% of all the capital stock of each of its foreign subsidiaries directly owned by it, in each case to the extent not otherwise pledged.
      The Credit Facilities provide for the mandatory prepayments of all or a portion of the amounts funded by the lenders under the First Lien Facilities from specified sources, including the sale of assets, incurrence of additional debt, net insurance or condemnation proceeds received and fifty percent of Covanta Energy’s excess annual cash flow as calculated pursuant to the credit agreement.

Debt Covenants and Defaults
      The Credit Facilities require Covanta Energy to furnish the lenders with periodic financial, operating and other information. In addition, these facilities further restrict, without consent of its lenders, Covanta Energy’s ability to, among other things:

•	incur indebtedness, or incur liens on its property, subject to specific exemptions;

•	pay any dividends or distributions, subject to specific exceptions;

•	make new investments, subject to specific exceptions;

•	sell or dispose of assets, enter into a merger transaction, liquidate or dissolve itself subject to specific exceptions;

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	enter into any transactions with affiliates, subject to specific exceptions; and

•	engage in new lines of business.
      In addition, the Credit Facilities require Covanta Energy to maintain a minimum interest coverage ratio, a maximum leverage ratio and minimum adjusted EBITDA and to comply with maximum capital expenditure limitations.
      Events of default under the Credit Facilities include any of the following:

•	a failure by Covanta Energy to pay amounts when due under the First Lien Term Loan Facility or other debt instruments;

•	material breaches of representations and warranties;

•	breaches of covenants;

•	involuntary or voluntary bankruptcy;

•	a judgment in excess of specified amounts is rendered against Covanta Energy and is unstayed, to the extent not covered by insurance;

•	any event that would cause a material adverse effect on Covanta Energy;

•	a change in control; or

•	as a result of the occurrence of certain events, the net operating losses available to Covanta or Covanta Energy to offset taxable income are less than $315 million (as reduced by amounts used by Covanta after December 31, 2004).
      The priority of the security interests and related creditor rights among the Credit Facilities are set forth in the intercreditor agreement among Covanta Energy and its lenders (the “Intercreditor Agreement”). The Intercreditor Agreement provides, among other things, that for as long as any of the First Lien Facilities are outstanding:

•	any proceeds of collateral received in connection with the sale or disposition of such collateral by the collateral agent for the holders of the First Lien Facilities will be applied to the First Lien Facilities in the order specified by the Intercreditor Agreement and the applicable First Lien Facilities documents. Upon discharge of the First Lien Facilities, any proceeds of collateral held by the collateral agent for the First Lien Facilities will be delivered to the collateral agent for the Second Lien Term Loan Facility to be applied in the order specified by the Intercreditor Agreement and the applicable Second Lien Term Loan Facility; and

•	except as permitted under the Credit Facilities, Covanta Energy will not make prepayments of the Second Lien Term Loan Facility prior to any voluntary or mandatory prepayment of any amounts outstanding under the First Lien Facilities.

Intermediate Subsidiary Debt
      Upon the consummation of the Ref-Fuel acquisition, Covanta Energy assumed the existing consolidated debt of Ref-Fuel and its subsidiaries. This assumed debt included certain notes issued by non-project subsidiaries of Ref-Fuel described below, as of the Acquisition Date.

•	6.26% senior notes outstanding in the amount of $240 million ($234 million as of September 30, 2005) maturing in 2015. Interest is payable June 30 and December 31 each year through maturity;

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	8.5% senior secured notes in the amount of $200 million ($196 million as of September 30, 2005) maturing September 1, 2010. Interest is payable on March 1 and September 1 each year through maturity; and

•	7.375% senior secured notes in the amount of $225 million ($224 million as of September 30, 2005) maturing September 1, 2010. Interest is payable on March 1 and September 1 each year through maturity.
      The 6.26% senior notes and the 8.5% and 7.375% senior secured notes have indentures that provide for certain restrictive covenants, including among other things, restrictions on the incurrence of indebtedness, certain payments to related and unrelated parties, acquisitions and asset sales. In addition, the indentures, pursuant to which such notes are issued, provide that distributions of cash to parent entities (including Covanta Energy) may occur quarterly and only if certain financial covenants are satisfied. Holders of 8.5% and 7.375% senior secured notes are entitled to receive from the issuer an offer to repurchase such notes upon a change of control, (a “Change of Control Offer”), such as was caused by Covanta Energy’s purchase of Ref-Fuel. These issuers are MSW Energy Holdings LLC (“MSW I”) issuer of the 8.5% senior secured notes, and MSW Energy Holdings II LLC (“MSW II”), issuer of the 7.375% senior secured notes. On June 24, 2005, Change of Control Offers were issued by both MSW I and MSW II. Holders of approximately $4.2 million of MSW I notes properly tendered their notes for repurchase, and holders of approximately $0.9 million of MSW II notes properly tendered their notes for repurchase. All such notes were repurchased on July 26, 2005. MSW I and MSW II paid the purchase price of such notes, which was $5.1 million in the aggregate with cash made available by Covanta Energy.

Financing Costs
      Deferred financing costs on the condensed consolidated balance sheet represent capitalizable costs incurred by Covanta in connection with the acquisition of Ref-Fuel and refinancing of Covanta Energy’s recourse debt. All deferred financing costs are amortized to interest expense over the life of the related debt using the straight-line method, which approximates the effective interest method.

Note 12.	Income Taxes
      Covanta records its interim tax provision based upon its estimated effective tax rates for the full year.
      Covanta files a Federal consolidated income tax return with its eligible subsidiaries. Covanta’s Federal consolidated income tax return also includes the taxable results of certain grantor trusts. The trusts were established pursuant to a prior court approved reorganization of certain present and former insurance subsidiaries of Covanta. These trusts are not consolidated with Covanta for financial statement purposes.
      Covanta’s 2004 Federal consolidated income tax return excluded the results of CPIH since its operations did not qualify for consolidation under the applicable tax laws. Effective July 31, 2005, CPIH is includable in the Covanta’s Federal consolidated return. Covanta’s Federal consolidated tax return will include the results of Ref-Fuel after June 24, 2005 (the date of acquisition).
      Covanta had net operating losses (“NOLs”) estimated to be $516 million for Federal income tax purposes as of the end of 2004. The NOLs will expire in various amounts from December 31, 2005 through December 31, 2023, if not used. The Internal Revenue Service (“IRS”) has not audited any of Covanta’s tax returns. There can be no assurance that Covanta would prevail if the IRS were to challenge the use of the NOLs.
      If Covanta were to undergo an “ownership change,” as such term is used in Section 382 of the Internal Revenue Code, the use of its NOLs would be limited. Covanta will be treated as having had an “ownership change” if there is a more than 50% increase in stock ownership during a 3-year “testing period” by “5%

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stockholders”. Covanta’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Covanta’s NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and Covanta expects that they will remain in-force as long as Covanta has NOLs. Covanta cannot be certain, however, that these restrictions will prevent an ownership change.
      Reductions in Covanta’s NOLs could occur in connection with the administration and wind-up of the grantor trusts discussed above. During or at the conclusion of the administration of these grantor trusts, material taxable income could result which could utilize a substantial portion of Covanta’s NOLs which in turn could materially reduce Covanta’s cash flow and ability to service its debt. The impact of a material reduction in Covanta’s NOLs could cause an event of default under the Credit Facilities, and/or a reduction of a substantial portion of Covanta’s deferred tax assets relating to such NOLs.
      Covanta has received preliminary information which raises the possibility that it may recognize taxable income in connection with the conclusion of the administration of the grantor trusts. However, after reviewing the preliminary information, Covanta determined that it was insufficient to warrant inclusion of taxable income in its 2004 tax filing based on such preliminary information. Covanta is in discussions with the representatives of the grantor trusts in order to obtain additional information regarding the potential amount of includible taxable income and to clarify the treatment of certain liabilities and the manner of distributions to claimsholders in insolvency proceedings.
      If Covanta’s existing insurance business were to require capital infusions in order to meet certain regulatory capital requirements, and were Covanta to fail to provide such capital, some or all of its subsidiaries comprising the insurance business could enter insurance insolvency or bankruptcy proceedings. In such event, such subsidiaries may no longer be included in Covanta’s consolidated tax return and a portion, which could constitute a significant portion, of Covanta’s remaining NOLs may no longer be available to it. There may also be a significant inclusion of taxable income in Covanta’s Federal consolidated tax return.
      Covanta’s provision for income taxes in the condensed consolidated statements of operations also includes certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the grantor trusts referred to above and reflect preparation on a separate company basis. For further information, reference is made to Note 25 of the Notes to the Consolidated Financial Statements included in Covanta’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

Note 13.	Stockholders’ Equity
      In connection with a pro rata rights offering to all stockholders on May 27, 2005, Covanta issued approximately 66.7 million additional shares of common stock for approximately $400 million of gross proceeds, as more fully described in Note 3. Acquisitions and Dispositions of the Notes. As of September 30, 2005, there were approximately 141.2 million shares of common stock issued and outstanding.
      Covanta is expected to complete its previously announced rights offering for up to 3.0 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta Energy prior to its reorganization, at a purchase price of $1.53 per share which Covanta is required to complete in order to satisfy its obligations as the sponsor of Covanta Energy’s Reorganization Plan (the “9.25% Offering”). This 9.25% Offering will be made solely to holders of the $100 million of principal amount of 9.25% debentures due 2022 issued by Covanta Energy who voted in favor of the Reorganization Plan on January 12, 2004 or were authorized to participate by the Bankruptcy Court. Covanta executed a letter agreement with Laminar on January 31, 2005 pursuant to which Covanta agreed that if the 9.25% Offering did not close prior to commencement of the Ref-Fuel Rights Offering, that it would revise the terms of the 9.25% Offering so that participants in the 9.25% Offering are offered up to 2.7 million additional shares of Covanta’s common stock at the same $6.00 per share purchase price as in the Ref-Fuel Rights Offering. Covanta filed a registration statement with the SEC to register the 9.25% Offering, which registration statement has not been declared effective. Since the 9.25%

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Offering was not commenced prior to the Ref-Fuel Rights Offering, Covanta will amend and restructure the 9.25% Offering in accordance with its agreement.

Note 14.	Business Segments
      Given the significance of the Covanta Energy and Ref-Fuel acquisitions to Covanta’s business results of operations and financial condition, Covanta decided, during the third quarter of 2005, to combine the previously separate business segments of Insurance Services and Parent into one reportable segment called Other Services. Covanta currently has two reportable business segments — Waste and Energy Services and Other Services.
      Waste and Energy Services develops, constructs, owns and operates for others key infrastructure for the disposal of waste (primarily waste-to-energy) and independent power production facilities in the United States and abroad. Covanta also has one water facility in this segment. The Other Services segment is comprised of Covanta’s insurance business, which writes property and casualty insurance in California, and the parent company which primarily receives income from its investments and incurred general and administrative expenses prior to the acquisition of Covanta Energy.
      The accounting policies of the reportable segments are consistent with those described in Covanta’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. Segment results are shown below (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating Revenues:
Waste and Energy Services
Domestic	$265,558	$135,869	$559,339	$311,636
International	32,312	31,158	104,605	74,189

Subtotal Waste and Energy Services	297,870	167,027	663,944	385,825
Other Services	3,620	4,595	11,457	16,550

Total operating revenues	$301,490	$171,622	$675,401	$402,375

Income (loss) from segment operations:
Waste and Energy Services
Domestic	$61,325	$19,763	$95,487	$48,249
International	3,558	2,569	11,704	10,216

Subtotal Waste and Energy Services	64,883	22,332	107,191	58,465
Other Services	108	(624)	473	(2,201)

Total operating income	64,991	21,708	107,664	56,264
Other income (expense):
Interest income	1,657	836	3,530	2,002
Interest expense	(30,701)	(10,541)	(59,053)	(33,267)
Gain on derivative instrument, unexercised ACL warrants	10,578	—	14,796	—

Income before income taxes, minority interests and equity in net income from unconsolidated investments	$46,525	$12,003	$66,937	$24,999

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The acquisition of Ref-Fuel substantially increased the assets in the Waste and Energy Services segment. Identifiable assets were as follows (in thousands of dollars).

	September 30,	December 31,
	2005	2004

Waste and Energy Services	$4,567,299	$1,814,042
Other Services	138,995	125,039

Consolidated assets	$4,706,294	$1,939,081

Note 15.	Pension and Other Postretirement Benefits
      Net periodic defined pension benefit expense for Covanta Energy were as follows (in thousands of dollars):

	Pension Benefits

				For the Period
	For the Three		For the Nine	March 11,
	Months Ended		Months Ended	through
	September 30,		September 30,	September 30,
	2005	2004	2005	2004

Service cost	$1,805	$2,077	$5,417	$4,638
Interest cost	997	861	2,992	1,922
Expected return on plan assets	(753)	(588)	(2,261)	(1,313)

Net periodic benefit cost	$2,049	$2,350	$6,148	$5,247

	Other Postretirement Benefits

				For the Period
	For the Three		For the Nine	March 11,
	Months Ended		Months Ended	through
	September 30,		September 30,	September 30,
	2005	2004	2005	2004

Interest cost	$165	$169	$493	$377

Net periodic benefit cost	$165	$169	$493	$377

      Covanta Energy has recorded a pension plan liability equal to the amount that the present value of projected benefit obligations (using a discount rate of 5.75%) exceeded the fair value of pension plan assets at March 10, 2004 in accordance with the provisions of SFAS No. 141. Covanta Energy made contributions of $3.2 million and $6.2 million to the plan in the nine months ended September 30, 2005 and for the period of March 11, through September 30, 2004, respectively.
      Net periodic defined pension benefit expense was not significant for Covanta’s insurance business for the nine months ended September 30, 2005 and 2004.
      During the third quarter of 2005, Covanta announced it would freeze the Covanta Energy pension plan effective December 31, 2005. All active employees who are eligible participants in the Covanta Energy Pension Plan as of December 31, 2005 will be 100% vested, and have a nonforfeitable right to this benefit as of such date. Beginning January 1, 2006, all eligible employees will receive a company contribution into a new defined contribution retirement plan.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Financial Instruments

ACL Warrants
      On January 12, 2005, two subsidiaries of Covanta received warrants to purchase 168,230 shares of common stock of ACL at $12.00 per share. The number of shares and exercise price subject to the warrants were subsequently adjusted to 672,920 shares at an exercise price of $3.00 per share, as a result of a four for one stock split effective as of August 2005. The warrants were given by certain of the former creditors of ACL under the ACL plan of reorganization. Covanta’s investment in ACL was written down to zero in 2003.
      Covanta recorded the warrants as a derivative security in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Covanta recorded the warrants at their aggregate fair value of $0.8 million on the grant date and marked the warrants to their fair value of $5.0 million as of June 30, 2005. On October 7, 2005, ACL issued 7.5 million shares in an initial public offering. Based on market quotes as of September 30, 2005, Covanta recorded a mark-to-market adjustment for the period ended September 30, 2005 which increased the value of its investment in ACL warrants to $15.6 million in the condensed consolidated balance sheet and recorded a corresponding pre-tax gain on derivative instruments of $10.6 million in the condensed consolidated statements of operations for the three months ended September 30, 2005. See Note 19. Subsequent Events of the Notes for a discussion related to the ACL shares sold in October 2005.

Interest Rate Swaps
      As described in Note 11. Credit Arrangements and Long-Term Debt of the Notes, Covanta Energy is required to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the Credit Facilities. On July 8, 2005, Covanta Energy entered into two pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. These swaps were designated as cash flow hedges in accordance with SFAS No. 133, accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the swaps was to increase interest expense for the three months ended September 30, 2005 by $0.5 million. As of September 30, 2005, the net after-tax deferred gain in other comprehensive income was $1.0 million ($1.5 million before income taxes, which is recorded in other assets).

Note 17.	Commitments and Contingent Liabilities
      Covanta and/or its subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. Covanta assesses the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If Covanta can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.

Covanta Energy Corporation
      Generally, claims and lawsuits against Covanta Energy and its subsidiaries that had filed bankruptcy petitions and subsequently emerged from bankruptcy arising from events occurring prior to their respective petition dates, have been resolved pursuant to the Covanta Energy Reorganization Plan, and have been discharged pursuant to the March 5, 2004 order of the Bankruptcy Court which confirmed the Covanta Energy Reorganization Plan. However, to the extent that claims are not dischargeable in bankruptcy, such claims may not be discharged. For example, the claims of certain persons who were personally injured prior to the petition date but whose injury only became manifest thereafter may not be discharged pursuant to the Covanta Energy Reorganization Plan.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters
      Covanta Energy’s operations are subject to environmental regulatory laws and environmental remediation laws. Although Covanta Energy’s operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, Covanta Energy believes that it is in substantial compliance with existing environmental laws and regulations.
      Covanta Energy may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and/or analogous state laws. In certain instances, Covanta Energy may be exposed to joint and several liabilities for remedial action or damages. Covanta Energy’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally such claims arising prior to the first petition date were resolved in and discharged by Covanta Energy’s Chapter 11 cases.
      The potential costs related to the matters described below and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of Covanta Energy’s responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, Covanta Energy believes that the following proceedings will not have a material adverse effect on Covanta Energy’s consolidated financial position or results of operations.

1.	In June 2001, the EPA named Covanta Energy’s wholly-owned subsidiary, Ogden Martin Systems of Haverhill, Inc., now known as Covanta Haverhill, Inc., as one of 2,000 potentially responsible parties (“PRPs”) at Beede Waste Oil Superfund Site, Plaistow, New Hampshire, a former waste oil recycling facility. The total quantity of waste oil alleged by the EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Covanta Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. The estimated cost to implement the remedial alternative selected in the Record of Decision is $48 million. By letter dated September 28, 2005, the EPA invited Covanta Haverhill and 94 other PRPs including, among others, those PRPs that are alleged to have contributed more than 20,000 gallons of waste oil to the Beede site, to negotiate the voluntary performance and/or financing of the site cleanup, including reimbursement of past costs incurred to date by the EPA and the State of New Hampshire Department of Environmental Services (“DES”). Covanta Haverhill, Inc. is a member of a PRP group at the Beede site and expects to participate in settlement negotiations with the EPA and DES as part of that PRP group. Covanta Haverhill, Inc.’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. Covanta Energy believes that based on the amount of waste oil materials Covanta Energy Haverhill, Inc. is alleged to have sent to the site, its liability will not be material to Covanta Energy’s results of operation and financial position.

2.	By letters dated August 13, 2004 and May 3, 2005, EPA notified Covanta Essex Company (“Essex”), formerly named American Ref-Fuel Company of Essex County, that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area (“LPRSA”), a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 PRPs named thus far. EPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. EPA’s notice letters state that Essex may be liable for costs related to a proposed

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Matters
      The Covanta Energy subsidiaries (collectively “Covanta Warren”) which operate the waste-to-energy facility in Warren County, New Jersey (the “Warren Facility”) and the Pollution Control Financing Authority of Warren County (“Warren Authority”) have been engaged in negotiations for an extended time concerning a potential restructuring of the parties’ rights and obligations under various agreements related to Covanta Warren’s operation of the Warren Facility. Those negotiations were in part precipitated by a 1997 Federal court of appeals decision invalidating certain of the State of New Jersey’s waste-flow laws, which resulted in significantly reduced revenues for the Warren Facility. Since 1999, the State of New Jersey has been voluntarily making all debt service payments with respect to the project bonds issued to finance construction of the Warren Facility, and Covanta Warren has been operating the Warren Facility pursuant to an agreement with the Warren Authority which modifies the existing service agreement. Principal on the Warren Facility project debt is due annually in December of each year, while interest is due semi-annually in June and December of each year. The State of New Jersey has provided sufficient funds to the project bond trustee to pay principal and interest to bondholders when due during 2004 and 2005.
      Also as part of Covanta Energy’s emergence from bankruptcy, Covanta Energy and Covanta Warren entered into several agreements approved by the Bankruptcy Court that permit Covanta Warren to reimburse Covanta Energy for employees and employee-related expenses, provide for payment of a monthly allocated overhead expense reimbursement in a fixed amount, and permit Covanta Energy to advance up to $2 million in super-priority debtor-in-possession loans to Covanta Warren in order to meet any liquidity needs. As of September 30, 2005, Covanta Warren owed Covanta Energy $1.4 million.
      In September 2005, Covanta Warren facility filed a reorganization plan after they reached agreements with the Warren Authority and various contract counterparties. Covanta Energy expects Covanta Warren will emerge from bankruptcy prior to December 31, 2005 and that after such emergence they will be consolidated in Covanta’s financial statements. As a condition to the consummation of the reorganization plan, Covanta Warren expects to pay approximately $15 million to satisfy all amounts then due with respect to the outstanding project debt, and to pay certain amounts to project creditors and the Warren Authority. The reorganization plan also contemplates that Covanta Warren and the Warren Authority will enter into certain agreements pursuant to which Covanta Warren will own and operate the Warren Facility for its own account, without a committed supply of waste from the Warren Authority or other municipal entities, and that the Warren Authority will provide ash disposal services to Covanta Warren at its landfill adjacent to the Warren facility. Under the reorganization plan, Covanta Warren’s creditors filed claims are expected to be paid in full, in cash. A hearing is scheduled to be held on December 1, 2005 at which time the Bankruptcy Court will consider confirmation of the reorganization plan.
      In the event the parties are unable to timely reach agreement and/or Covanta Warren is unable to consummate such reorganization plan, the debtors may, among other things, elect to litigate with counterparties to certain agreements with Covanta Warren, assume or reject one or more executory contracts related to the Warren Facility, attempt to file a plan of reorganization on a non-consensual basis, or liquidate Covanta Warren. In such an event, creditors of Covanta Warren may receive little or no recovery on account of their claims.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments
      Covanta Energy’s other commitments as of September 30, 2005 were as follows (in thousands of dollars):

	Commitments Expiring by Period

		Less Than	More Than
	Total	One Year	One Year

Letters of credit issued	$306,329	$19,275	$287,054
Surety bonds	44,948	—	44,948

Total other commitments — net	$351,277	$19,275	$332,002

      The letters of credit were issued pursuant to the facilities described in Note 11. Credit Arrangements and Long-Term Debt of the Notes to secure Covanta Energy’s performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
      Some of these letters of credit reduce over time as well, and one of such reducing letters of credit may be cancelled if Covanta Energy receives an investment grade rating from both Moody’s Investors Service and Standard & Poor’s. As of September 30, 2005, Covanta Energy had approximately $35.7 million in available capacity for additional letters of credit under its Funded L/C Facility.
      Covanta Energy believes that it will be able to fully perform its contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of Covanta Energy’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If Covanta Energy were unable to immediately repay such amounts drawn under letters of credit, unreimbursed amounts would be treated under the Credit Facilities as additional term loans issued under the First Lien Facilities.
      The surety bonds listed on the table above relate primarily to assumed contracts from Ref-Fuel ($35.3 million) and possible closure costs for various energy projects when such projects cease operating ($9.6 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.
      Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of September 30, 2005 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in Covanta Energy’s condensed consolidated balance sheet as of September 30, 2005 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned waste-to-energy facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such damages at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
      With respect to its international businesses, Covanta Energy has issued guarantees of certain of CPIH’s operating subsidiaries contractual obligations to operate power projects. The potential damages owed under such arrangements for international projects may be material.
      Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than Covanta Energy’s then-available sources of funds. To date, Covanta Energy has not incurred material liabilities under its guarantees, either on domestic or international projects.

Note 18.	Related-Party Transactions
      ACL was an indirect, wholly-owned subsidiary of Covanta prior to ACL’s bankruptcy proceedings. At that same time, SZ Investments, LLC’s equity ownership in Covanta was approximately 18%. SZ Investments, LLC is affiliated with Samuel Zell, Covanta’s current Chairman of the Board of Directors. Another affiliate of Mr. Zell, HY I Investments, LLC, was a holder of approximately 42% of ACL’s Senior Notes and PIK Notes. The holders of ACL’s Senior Notes were among the class of grantors of the warrants to subsidiaries of Covanta.
      SZ Investments, TAVF and Laminar, representing ownership of approximately 40.4% of Covanta’s outstanding common stock, each participated in Ref-Fuel Rights Offering and acquired at least their respective pro rata portion of the shares. As consideration for their commitments, Covanta paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million. Covanta also agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Covanta undertake an underwritten offering within twelve months of the closing of the acquisition of Ref-Fuel in order to provide such stockholders with liquidity.
      Covanta executed a letter of agreement with Laminar on January 31, 2005 pursuant to which Covanta agreed that if the 9.25% Offering did not close prior to the Ref-Fuel Rights Offering, that it would revise the terms of the 9.25% Offering so that participants in the 9.25% Offering are offered up to 2.7 million additional shares of Covanta’s common stock at the same $6.00 per share purchase price as in the Ref-Fuel Rights Offering. Covanta filed a registration statement with the SEC to register the 9.25% Offering, which registration statement has not been declared effective. Since the 9.25% Offering was not commenced prior to the Ref-Fuel Rights Offering, Covanta will amend and restructure the 9.25% Offering in accordance with its agreement.

Note 19.	Subsequent Events
      During October 2005, Covanta monetized its investment in the 672,920 ACL warrants it owned and converted into shares of ACL’s common stock. The average gross selling price was $26.79 per share and resulted in net cash proceeds of $18 million and a realized gain of $16 million. As of September 30, 2005, Covanta had recognized approximately $15.6 million in unrealized gains related to these shares. As a result, Covanta will recognize an additional $0.4 million realized gain in the fourth quarter of 2005.
      In the corporate rehabilitation proceedings of Magellan Cogeneration, Inc. (“MCI”) in the Philippines, on October 20, 2005, the Court approved a Rehabilitation Plan involving a debt-to-equity swap and debt restructuring. Under the approved Rehabilitation Plan, Covanta’s present 100% equity interest in MCI will be reduced to approximately 30% and various creditors will hold the remaining 70% of the equity. MCI’s remaining debt will be restructured into several tranches with quarterly amortization over 15 years. The restructured debt will be Peso denominated and the interest rates on the several tranches will range from 0% to 3% per annum. Covanta is to retain “management control” of MCI and will receive an annual management fee. Project disbursements will remain subject to approval of the Court-appointed Receiver during the 15 year pay-down of the restructured debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
      The following discussion addresses the financial condition of Covanta Holding Corporation (“Covanta”), formerly known as Danielson Holding Corporation (“Danielson”) as of September 30, 2005, and its results of operations for the three and nine months ended September 30, 2005, compared with the same periods last year. It should be read in conjunction with Covanta’s Unaudited Condensed Consolidated Financial Statements and Notes thereto for the periods ended September 30, 2005 and 2004 also contained in this report. It should also be read in conjunction with Covanta’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004 and Management’s Discussion and Analysis included in Covanta’s 2004 Annual Report on Form 10-K, as amended, and in the quarterly reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, to which the reader is directed for additional information.
      The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of Covanta’s business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. As described in Note 3. Acquisitions and Dispositions of the Notes to the Condensed Consolidated Financial Statements (“Notes”), Covanta’s purchase accounting of its acquisition of Covanta Energy Corporation (“Covanta Energy”) reflected the final allocation of value to the assets acquired and liabilities assumed and its preliminary allocation of value to the assets acquired and liabilities assumed for the acquisition of American Ref-Fuel Holdings Corp. (“Ref-Fuel”), now known as Covanta ARC Holdings Corp.
OVERVIEW
      On September 20, 2005, Danielson changed its name to Covanta Holding Corporation. Covanta’s common stock was traded on the American Stock Exchange under the symbol “DHC” until close of trading on October 4, 2005. Since that date, its common stock has been traded on the New York Stock Exchange under the symbol “CVA”.
      Covanta is organized as a holding company with substantially all of its operations conducted in the insurance industry prior to the acquisition of Covanta Energy in 2004 and the acquisition of Ref-Fuel in 2005. As a result of the consummation of the Covanta Energy and Ref-Fuel acquisitions, the future performance of Covanta will predominantly reflect the performance of the Waste and Energy Services operations which are significantly larger than Covanta’s insurance operations.
      On March 10, 2004, Covanta Energy and most of its subsidiaries engaged in waste-to-energy, water and independent power production in the United States consummated a reorganization plan (“Reorganization Plan”) and emerged from proceedings under Chapter 11 of the Bankruptcy Code (“Chapter 11”). As a result of the consummation of the Reorganization Plan, Covanta Energy is a wholly-owned subsidiary of Covanta. The results of operations and financial condition of Covanta Energy are consolidated for financial reporting purposes from March 11, 2004. Several subsidiaries of Covanta Energy did not emerge from the Chapter 11 proceedings on March 10, 2004. These subsidiaries are referred to herein as “Remaining Debtors”. All Remaining Debtors, other than those related to Covanta Energy’s Warren County, New Jersey project, that had subsequently emerged from Chapter 11, and for which Covanta Energy retained ownership, have been included in Covanta’s results of operations since their respective dates of emergence.
      On June 24, 2005 (the “Acquisition Date”), Covanta acquired, through Covanta Energy, 100% of the issued and outstanding shares of Ref-Fuel in accordance with a stock purchase agreement dated January 31, 2005 with Ref-Fuel. Ref-Fuel and its subsidiaries operate six waste-to-energy facilities located in the northeastern United States and TransRiver Marketing Company, L.P. (“TransRiver”), a waste procurement company. The Ref-Fuel subsidiaries that operate the waste-to-energy facilities derive revenues principally from disposal or tipping fees received for accepting waste, and from the sale of electricity and steam produced by those facilities. Immediately upon closing of the acquisition, Ref-Fuel became a wholly-owned subsidiary of Covanta Energy, and Covanta Energy assumed control of the management and operations of the Ref-Fuel facilities. Covanta has changed the names of the Ref-Fuel subsidiaries such that they will conduct business under the Covanta Energy name. Ref-Fuel’s results of operations were consolidated into Covanta beginning June 25, 2005. Covanta’s condensed consolidated balance sheet included the accounts of Ref-Fuel as of September 30, 2005 and reflected preliminary purchase accounting allocations.
      The nature of Covanta’s business, the risks attendant to such business and the trends that it will face have been significantly altered by the acquisitions of Covanta Energy and Ref-Fuel. Accordingly, Covanta’s prior financial performance will not be comparable with its future performance and readers are directed to Management’s Discussion and Analysis of Waste and Energy Services business below for a discussion of management’s perspective on important factors of operating and financial performance.
      Covanta’s acquisition of Ref-Fuel markedly increased the size and scale of its Waste and Energy Services segment, and thus Covanta’s business. It also provided Covanta Energy with the opportunity to achieve cost savings by combining the businesses of Covanta Energy and Ref-Fuel. Furthermore, Covanta Energy lowered its cost of capital and obtained less restrictive covenants than under its previous financing arrangements when it refinanced its existing recourse debt concurrent with the acquisition of Ref-Fuel.
      The acquisition of Ref-Fuel is expected to enhance Covanta’s earnings. However, as a result of the application of purchase accounting adjustments required in connection with the acquisition, the historical carrying value of Ref-Fuel’s assets was adjusted to reflect their current estimated fair value, using a combination of replacement cost and discounted anticipated cash flows, based on estimates of management in consultation with valuation experts. The preliminary adjustments resulted in future changes in non-cash items such as depreciation and amortization which will not be consistent with the amounts of such items for prior periods, as previously reported on periodic reports filed with the Securities and Exchange Commission (“SEC”) for MSW Energy Holdings LLC, MSW Energy Finance Co. Inc., (collectively “MSW I”), MSW Energy Holdings II LLC, and MSW Energy Finance Co. II, Inc., (collectively “MSW II”), each of which are subsidiaries of Ref-Fuel.
      Although management has endeavored to use its best efforts to make appropriate estimates of fair value of the assets and liabilities of Ref-Fuel, the estimation process is subject to inherent limitations and is based upon the preliminary work of management and its valuation consultants. Moreover, under applicable accounting principles to the extent that relevant information remains to be developed, analyzed and fully evaluated, such preliminary estimates may be adjusted during the year following the Acquisition Date. The adjusted values assigned to depreciable and amortizable assets may affect Covanta’s earnings. See Note 3. Acquisitions and Dispositions of the Notes for additional information on the impact of purchase accounting adjustments on Covanta’s financial statements.
      Generating sufficient cash to meet Covanta Energy’s liquidity needs, paying down its debt, and investing in its business remain important objectives of management. Maintaining historic facility production levels while effectively managing operating and maintenance expense is important to optimize Covanta Energy’s long-term cash generation. Covanta Energy does not expect to receive any cash contributions from Covanta, and is prohibited under its principal financing arrangements from using its cash to issue dividends to Covanta except in limited circumstances. For expanded discussions of liquidity, see Liquidity and Capital Resources, below.
      Covanta expects to complete its previously announced rights offering for up to 3.0 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta Energy at a purchase price of $1.53 per share (the “9.25% Offering”). Because of the possibility that the 9.25% Offering could not be completed prior to the completion of the Ref-Fuel acquisition, and the related rights offering to shareholders (the “Ref-Fuel Rights Offering”), Covanta executed a letter of agreement with Laminar which also held a portion of such debentures, pursuant to which Covanta agreed to restructure the 9.25% Offering so that the holders that participate in the 9.25% Offering are offered the right to purchase additional shares of Covanta’s common stock at the same purchase price as in the Ref-Fuel Rights Offering and an equivalent number of shares of common stock that such holders would have been entitled to purchase in the Ref-Fuel Rights

Offering if the 9.25% Offering was consummated on or prior to the record date for the Ref-Fuel Rights Offering. Since the 9.25% Offering was not commenced prior to the Ref-Fuel Rights Offering, Covanta will amend the 9.25% Offering. Covanta has filed a registration statement with the SEC which has not been declared effective, and will file an amended registration statement with the SEC in order to amend the terms of the 9.25% Offering.
      In addition to the risks attendant to the operation of the Waste and Energy Services business in the future and the integration of Ref-Fuel and its employees into Covanta Energy, the ability of Covanta to utilize its net operating loss carryforwards (“NOLs”) to offset taxable income generated by the Waste and Energy Services operations will have a material effect on Covanta’s financial condition and results of operations. NOLs predominantly arose from predecessor insurance entities of Covanta (formerly named Mission Insurance Group, Inc.).
      Covanta had NOLs estimated to be $516 million for Federal income tax purposes as of December 31, 2004. The NOLs will expire in various amounts from December 31, 2005 through December 31, 2023, if not used. The amount of NOLs available to Covanta Energy will be reduced by any taxable income generated by current members of Covanta’s consolidated tax group. The Internal Revenue Service (“IRS”) has not audited any of Covanta’s tax returns relating to the years during which the NOL were generated.
      A portion of Covanta’s NOLs were utilized in 2004 as a result of income Covanta recognized in connection with ACL’s emergence from bankruptcy, Covanta Energy’s operations and from income from certain grantor trusts relating to Covanta’s historic insurance business.
      In addition, reductions in Covanta’s NOLs could occur in connection with the administration of the grantor trusts associated with the Mission Insurance entities which are in state insolvency proceedings. During or at the conclusion of the administration of these grantor trusts, material taxable income could result which could utilize a substantial portion of Covanta’s NOLs, which in turn could materially reduce cash flow and the ability to service current debt. The impact of a material reduction in Covanta’s NOLs could also cause an event of default under current secured credit facilities and/or a reduction of a substantial portion of Covanta’s deferred tax asset relating to such NOLs. For a more detailed discussion of the Mission Insurance entities and the grantor trusts, please see Note 25 of the Notes to Consolidated Financial Statements, as filed in Covanta’s Annual Report on Form 10-K, as amended for the year ended December 31, 2004.
      While Covanta cannot predict with certainty what amounts, if any, may be includable in Covanta’s taxable income, it has received preliminary information which raises the possibility that it may recognize taxable income in connection with the conclusion of administration of the insolvency estates. However, after reviewing the preliminary information, Covanta determined that it was insufficient to warrant inclusion of taxable income in its 2004 tax filing based on such preliminary information. Covanta is in discussions with the representatives of the grantor trusts in order to obtain additional information regarding the potential amount of includible taxable income. Covanta is also considering a number of potential permissible actions and approaches intended to reduce the amount of taxable income it may be required to recognize. These include working cooperatively with representatives of the grantor trusts and the state insurance regulatory agencies to clarify the treatment of certain liabilities and the manner of distributions to claimholders in such insolvency proceedings, as well as the application of the tax rules consistent with the original Mission Insurance restructuring, and the terms of Covanta’s agreement with the grantor trusts established in connection with the restructuring. Given the preliminary stage of Covanta’s efforts to address some of these issues and the lack of definitive or complete information available as of the date of this filing, no assurance can be provided that any such arrangement will be agreed to, or the amount, if any, of additional income that could possibly be recognized. Further, in response to court filings to set a final hearing date for the closing of the insolvency proceedings, Covanta has filed an objection in order to preserve its right with respect to the agreements entered into in connection with the formation of the grantor trusts.
      For additional detail relating to Covanta’s NOLs and risks attendant thereto, see Note 10. Income Taxes of the Notes in this Quarterly Report on Form 10-Q and “Risk Factors” in Covanta’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 and in its Prospectus Supplement to Prospectus dated May 26, 2005, filed with the SEC on May 31, 2005.

Covanta’s Business Strategy
      With the acquisition of Covanta Energy and Ref-Fuel, Covanta is focused on the Waste and Energy Services businesses. Covanta’s “mission statement” is to be the world’s leading Waste to Energy company, with a complementary network of waste disposal and energy generation assets. Covanta expects to build value for its shareholders by satisfying its clients’ waste disposal and energy generation needs with safe, reliable and environmentally superior solutions. In order to accomplish this mission, Covanta intends to:
      Leverage its core competencies by:

•	providing outstanding client service,

•	utilizing an experienced management team,

•	developing and utilizing world-class technologies and operational expertise, and

•	applying proven asset management and cost control; and
      Maximize long-term value of its existing portfolio by:

•	continuing to operate at historic production levels,

•	continuing to execute effective maintenance programs,

•	extending operating contracts, and

•	enhancing the value of Covanta Energy-owned facilities after expiration of existing contracts; and
      Capitalize on growth opportunities by:

•	expanding existing waste-to-energy facilities in attractive markets,

•	developing TransRiver and its waste procurement and other expertise by leveraging that knowledge across a larger platform,

•	seeking new ownership opportunities or operating contracts for waste-to-energy and other energy projects, and

•	seeking additional opportunities in businesses ancillary to its existing business, including additional waste transfer, transportation, processing and landfill businesses.
      In furtherance of this business strategy, in August 2005, Covanta Energy announced the execution of contracts with Hillsborough County, Florida to construct, operate and maintain an expansion to the Hillsborough County Solid Waste Energy Recovery Facility. Covanta Energy’s subsidiary constructed this facility and has been operating it since 1987. Construction of the expansion is expected to begin in mid to late 2006 once necessary Federal, state and local permits are obtained by Hillsborough County, and certain other conditions are satisfied. Covanta Energy’s original 20-year contract with Hillsborough County to operate and maintain the facility has also been amended to include the expansion and to extend the existing contract to 2027.

Covanta’s Business Segments
      Given the significance of the Covanta Energy and Ref-Fuel acquisitions to Covanta’s business results of operations and financial condition, Covanta decided, during the third quarter of 2005, to combine the previously separate business segments of Insurance Services and Parent into one reportable segment called Other Services. Covanta currently has two reportable business segments — Waste and Energy Services and Other Services.
      Waste and Energy Services develops, constructs, owns and operates for others key infrastructure for the disposal of waste (primarily waste-to-energy) and independent power production facilities in the United States and abroad. The Other Services segment is comprised of Covanta’s insurance business, which writes property and casualty insurance in the western United States, primarily in California, and the parent company which primarily receives income from its investments and incurred general and administrative expenses prior to the acquisition of Covanta Energy.
Waste and Energy Services
      The Waste and Energy Services segment includes Covanta Energy’s domestic and international businesses. Its domestic businesses include those of Ref-Fuel. Covanta has changed the names of the Ref-Fuel subsidiaries such that they will conduct business under the Covanta Energy name. Covanta Energy’s subsidiary Covanta Power International Holdings, Inc. is referred to herein as “CPIH”. CPIH and its subsidiaries engage in the independent power production business outside the United States.
      With respect to its domestic business, Covanta Energy designs, constructs, and operates key infrastructure for municipalities and others in waste-to-energy, waste disposal and independent power production. Covanta Energy’s principal business, from which it earns most of its revenue, is the ownership and/or operation of waste-to-energy facilities. Waste-to-energy facilities combust municipal solid waste as a means of environmentally sound waste disposal, and produce energy that is sold as electricity or steam to utilities and other purchasers. Covanta Energy generally operates waste-to-energy facilities under long-term contracts with municipal clients. Some of these facilities are owned by subsidiaries of Covanta Energy, while others are owned by the municipal client or other third parties. For those facilities owned by it, Covanta Energy retains the ability to operate such projects after current contracts expire. For those facilities not owned by Covanta Energy, municipal clients generally have the contractual right, but not the obligation, to extend the contract and continue to retain Covanta Energy’s service after the initial contract expiration date. For all waste-to-energy projects, Covanta Energy receives revenue from two primary sources: fees it charges for processing waste received and payments for electricity and steam sales.
      Covanta Energy operates, and in some cases has ownership interests in, transfer stations and landfills which generate revenue from tipping fees or service fees. In addition, Covanta Energy owns and in some cases operates other renewable energy projects in the United States which generate electricity from wood waste, landfill gas, and hydroelectric resources. The electricity from these projects is sold to utilities. For these projects, Covanta Energy receives revenue from electricity sales, and in some cases cash from equity distributions.
      Covanta Energy also operates one domestic water project which produces potable water that is distributed by a municipal entity. For this project, Covanta Energy receives revenue from service fees it charges the municipal entity. Covanta Energy does not expect to grow its water business, and may consider further divestitures.
      CPIH’s subsidiaries have ownership interests in, and/or operate, independent power production facilities in the Philippines, China, Bangladesh, India, and Costa Rica, and one waste-to-energy facility in Italy. The Costa Rica facilities generate electricity from hydroelectric resources while the other independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. For these projects, CPIH receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions. For additional information, see Liquidity and Capital Resources below.
                  Operating Performance and Seasonality
      Covanta Energy (including Ref-Fuel) has historically performed its operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of its contracts at domestic projects, Covanta Energy generally has limited its exposure for risks not within its control. With respect to projects comprising of Ref-Fuel subsidiaries, Covanta Energy has assumed contracts where there is less contractual protection against such risks and more exposure to market influences. For additional information about such risks and damages that Covanta Energy may owe for its unexcused operating performance failures see, “Risk Factors” included in Part I, Item 1 in Covanta’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. In monitoring and assessing the ongoing operating and financial performance of Covanta Energy’s businesses, management focuses on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.

      A material portion of Covanta Energy’s domestic service revenues and energy revenues is relatively predictable because it is derived from long-term contracts relating to waste-to-energy projects. At seven of thirty-one such projects, Covanta Energy receives such revenue primarily based on the amount of waste processed and energy generated. Projects where these contractual structures exist are sometimes referred to herein as “tipping fee projects.” At other waste-to-energy projects, Covanta Energy receives such revenue primarily through a fixed operating fee (which does not materially vary based on the amount of waste processed or energy generated) that escalates over time. Projects where these contractual structures exist are sometimes referred to herein as “service fee projects.” Under both structures, Covanta Energy receives these revenues for performing to base contractual standards, which vary among contracts, including standards for waste processing and energy generation efficiency. Its ability to meet or exceed such standards at projects, and its general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or scrap metals, for projects where Covanta Energy sells into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a waste-to-energy facility;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	Contract counterparties ability to fulfill their obligations, including the ability of Covanta Energy’s various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at Covanta Energy’s facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.
      General financial performance at CPIH’s international projects is affected by the following:

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through tariff adjustments, or delays in the effectiveness of tariff adjustments;

•	The amounts of electricity actually requested by purchasers of electricity, and whether or when such requests are made, CPIH’s facilities are then available to deliver such electricity;

•	CPIH’s ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	The financial condition and creditworthiness of purchasers of power and services provided by CPIH;

•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which CPIH is paid in whole or in part in the domestic currency of the host country; and

•	Political risks inherent to the international business which could affect both the ability to operate the project in conformance with existing agreements and the repatriation of dividends from the host country.
      Covanta Energy’s quarterly operating income from domestic and international operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance.
      Covanta Energy typically conducts scheduled maintenance periodically each year, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, Covanta Energy incurs material repair and maintenance expenses and receives less revenue, until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand and lower waste volume in the spring and fall. The spring scheduled maintenance period is typically more extensive than scheduled maintenance conducted during the fall. As a result Covanta Energy has typically incurred its highest maintenance expense in the first half of the year. Given the seasonal factors discussed above, Covanta Energy has typically experienced lower operating income from its projects during the first six months of each year, and higher operating income during the second six months of each year.
Other Services
      Covanta’s Other Services segment is comprised of the holding company and insurance subsidiaries. The operations of the holding company prior to the acquisition of Covanta Energy on March 10, 2004, primarily included general and administrative expense related to officer salaries, legal and other professional fees and insurance. Subsequent to the acquisition of Covanta Energy, these expenses are reimbursed by Covanta Energy under an administrative services agreement. The parent company operations also include income earned on its investments.
      The operations of Covanta’s insurance subsidiary, National American Insurance Company of California (“NAICC”), and its subsidiary Valor Insurance Company, Incorporated (“Valor”) are primarily property and casualty insurance. Effective July 2003, the decision was made to focus exclusively on the California non-standard personal automobile insurance market. Effective July 7, 2003, NAICC ceased writing new policy applications for commercial automobile insurance and began the process of providing the required statutory notice of its intention not to renew existing policies. From July 2003 to November 2004, NAICC had placed a moratorium on writing new non-standard automobile policies. However, on November 15, 2004, NAICC commenced writing a new non-standard automobile program under a new rate and class plan; and subsequently on January 1, 2005, entered into a quota share reinsurance agreements ceding 40% of new policy business and 28% of the renewal policy business, including new non-owner vehicle policies. As a result of declining net premium production, NAICC’s investment base has steadily declined, its reserve adjustments on discontinued lines have disproportionately impacted current operating ratios, and it continues to lose operating leverage.
RESULTS OF OPERATIONS
      The results of operations for the three and nine months periods ended September 30, 2004 and for the nine months ended September 30, 2005 are not representative of the ongoing results of Covanta since it only included Covanta Energy’s and Ref-Fuel’s results of operations in its consolidated results of operations from March 11, 2004 and June 25, 2005 forward, respectively.
      Therefore, given the significance of the Covanta Energy and Ref-Fuel acquisition to Covanta’s current and future results of operations and financial condition, Covanta believes that an understanding of its reported results, trends and ongoing performance is enhanced by presenting results on a pro forma basis at both the consolidated and Waste and Energy Services segment level. Covanta’s consolidated and segment results of operations, as reported and where applicable, on a pro forma basis, are summarized in the tables below. The pro forma basis presentation assumes that the acquisition of Covanta Energy and Covanta Energy’s subsequent acquisition of Ref-Fuel occurred on January 1, 2004. The pro forma adjustments are described on page 51.
      The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period or that may result in the future. In addition, the following pro forma information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the Ref-Fuel acquisition.
      In addition to the Ref-Fuel acquisition, the information provided below with respect to Covanta Energy’s reported revenue, expense and certain other items for periods during 2004 was affected by several factors which did not affect such items for comparable periods during 2005. These factors principally include:

•	The exclusion of revenue and expense after May 2004 relating to the operations of the Philippines Magellan Cogeneration Project (“MCI”) facility, which commenced a reorganization proceeding under Philippine law on May 31, 2004, and is no longer included as a consolidated subsidiary after such date;

•	The substantial reduction of revenue and expense after August 2004 relating to the Philippines Edison Bataan facility, which ceased operations due to the expiration and termination of energy contracts; and

•	The Remaining Debtors involved in the Lake County, Florida waste-to-energy facility emergence from bankruptcy on December 14, 2004 and are consolidated from such date forward.

      The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below.

Consolidated Results of Operations
      Covanta’s consolidated results of operations on both a reported and pro forma basis are summarized below (in thousands of dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,

	Reported		Pro Forma		Reported		Pro Forma

	2005	2004	2005	2004	2005	2004	2005	2004

	(Unaudited)
CONSOLIDATED RESULTS OF OPERATIONS
Total operating revenues	$301,490	$171,622	$301,490	$296,294	$675,401	$402,375	$903,853	$901,449
Total operating expenses	236,499	149,914	235,516	238,915	567,737	346,111	746,215	758,442

Consolidated operating income	64,991	21,708	$65,974	57,379	107,664	56,264	157,638	143,007

OTHER INCOME (EXPENSE)
Investment income	1,657	836	1,657	1,193	3,530	2,002	4,755	3,895
Interest expense	(30,701)	(10,541)	(30,701)	(30,732)	(59,053)	(33,267)	(90,859)	(92,353)
Gain on derivative instrument, unexercised ACL warrants	10,578	—	10,578	—	14,796	—	14,796	—

Total other expense	(18,466)	(9,705)	(18,466)	(29,539)	(40,727)	(31,265)	(71,308)	(88,458)

Income before income taxes, minority interests and equity in net income from unconsolidated investments	46,525	12,003	47,508	27,840	66,937	24,999	86,330	54,549
Income tax expense	(16,391)	(5,165)	(16,576)	(12,807)	(24,008)	(8,436)	(38,849)	(25,093)
Minority interest expense	(2,172)	(1,632)	(2,172)	(1,632)	(9,311)	(3,922)	(9,367)	(6,433)
Equity in net income from unconsolidated investments	9,439	7,609	9,439	7,609	20,003	13,196	20,003	17,262

NET INCOME	$37,401	$12,815	$38,199	$21,010	$53,621	$25,837	$58,117	$40,285

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.27	$0.13	$0.27	$0.15	$0.46	$0.31	$0.41	$0.29

Diluted	$0.26	$0.12	$0.26	$0.15	$0.44	$0.30	$0.40	$0.28

      The following general discussions should be read in conjunction with the above table, the condensed consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income of Covanta Energy is provided in the pro forma Waste and Energy Services segment discussion and reported Other Services segment discussion below.

Covanta Reported Results
      Net income for Covanta increased by $24.6 million and $27.8 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. Operating income for the Waste and Energy Services segment increased by $42.6 million and $48.7 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same period in 2004, primarily due to the Covanta Energy and Ref-Fuel acquisitions. The nine months ended September 30, 2005 included the write-off of deferred financing charges of $7.0 million on Covanta Energy’s prior domestic and international debt, as well as $5.6 million of restructuring and acquisition-related charges. Operating income for the Other Services segment increased by $0.7 million and $2.7 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, primarily due to decreased parent company expenses primarily as a result of the corporate services agreement as discussed below under Other Services.
      Total investment income increased by $0.8 million and $1.5 million for the quarter and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily due to higher invested cash balances. Interest expense increased by $20.2 million and $25.8 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, primarily due amortization of accrued interest on the bridge financing for the acquisition of Covanta Energy and the new financing arrangements put into place in the second quarter of 2005 as part of the Ref-Fuel acquisition. Equity in net income from unconsolidated investments increased by $1.8 million and $6.8 million for the quarter and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily due to Covanta Energy’s emergence from bankruptcy on March 10, 2004, a change in local tax law which occurred in the third quarter of 2005 at a project in Bangladesh, revenue adjustments which occurred in 2004 at a project in the Philippines and lower project debt interest expense at both projects in 2005 as a result of project debt payments. As discussed in Note 16. Financial Instruments of the Notes, Covanta recorded a mark-to-market adjustment for the period ended September 30, 2005 which increased the investment in ACL warrants to $15.6 million and resulted in a pre-tax gain on derivative instruments of $10.6 million and $14.8 million for the quarter and nine months ended September 30, 2005, respectively.

Covanta’s Pro Forma Results
      Net income for Covanta increased by $17.2 million and $17.8 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. Operating income for the Waste and Energy Services segment increased by $7.9 million and $12.0 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same period in 2004, primarily due to lower operating expenses. Operating income for the Other Services segment increased by $0.7 million and $2.7 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, primarily due to decreased parent company expenses primarily as a result of the corporate services agreement as discussed below under Other Services.
      Total investment income increased by $0.5 million and $0.9 million for the quarter and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily due to higher invested cash balances. Interest expense remained unchanged on a pro forma basis for the quarter and decreased $1.5 million for the nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. Equity in net income from unconsolidated investments increased by $1.8 million and $2.7 million for the quarter and nine months ended September 30, 2005, as compared to the same period in 2004, primarily due to a change in local tax law which occurred in the third quarter of 2005 at a project in Bangladesh, revenue adjustments which occurred in 2004 at a project in the Philippines and lower project debt interest expense at both projects in 2005 as a result of project debt payments. As discussed in Note 16. Financial Instruments of the Notes, Covanta recorded a mark-to-market adjustment for the period ended September 30, 2005 which increased the investment in ACL warrants to $15.6 million and resulted in a pre-tax gain on derivative instruments of $10.6 million and $14.8 million for the quarter and nine months ended September 30, 2005, respectively.

Waste and Energy Services
      Waste and Energy Services results of operations on both a reported and pro forma basis are summarized below (in thousands of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,

	Reported		Pro Forma		Reported		Pro Forma

	2005	2004	2005	2004	2005	2004	2005	2004

				(Unaudited)
Waste and service revenues	$194,176	$111,314	$194,176	$192,920	$436,624	$260,563	$585,416	$583,722
Electricity and steam sales	103,316	54,892	103,316	97,958	225,541	124,153	305,201	300,010
Other operating revenues	378	821	378	821	1,779	1,109	1,779	1,167

Total revenues	297,870	167,027	297,870	291,699	663,944	385,825	892,396	884,899

Plant operating expenses	151,984	106,053	151,984	154,891	393,343	241,149	500,096	503,485
Depreciation and amortization	44,551	17,177	44,551	44,231	78,027	36,784	129,679	129,565
Net interest expense on project debt	16,988	10,218	16,988	19,170	36,700	23,194	52,138	59,082
Other operating expense	(345)	(514)	(345)	(735)	(705)	(529)	(186)	(1,687)
General and administrative expenses	18,826	11,761	18,826	16,139	43,770	26,762	53,504	49,246
Restructuring charges	—	—	—	—	2,655	—	—	—
Acquisition-related charges	983	—	—	—	2,963	—	—	—

Total operating expenses	232,987	144,695	232,004	233,696	556,753	327,360	735,231	739,691

Operating income	$64,883	$22,332	$65,866	$58,003	$107,191	$58,465	$157,165	$145,208

      The following business segment results of operations are discussed on a pro forma basis only. Management believes that due to the significance of the Covanta Energy and Ref-Fuel acquisitions to Covanta’s current and future results of operations and financial condition that an understanding of Covanta’s reported results, trends and ongoing performance is enhanced by a discussion of the Waste and Energy Services Segment on a pro forma basis. The following general discussions should be read in conjunction with the above table, the condensed consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income, within the Waste and Energy Services segment is provided in the pro forma domestic and international business discussions below.

Waste and Energy Services Pro Forma Results
      Operating income for the three months ended September 30, 2005 increased $7.9 million, compared to the same period in 2004. Revenues increased $6.2 million for the three months ended September 30, 2005 compared to the third quarter of 2004, primarily from electricity and steam sales in both the domestic and international businesses. Total costs and expenses for the three months ended September 30, 2005 decreased $1.7 million compared to same period in 2004, primarily in the domestic business, as a result of lower plant and operating expenses and from lower project debt interest expense, offset by increased general and administrative expenses.
      Operating income for the nine months ended September 30, 2005 increased by $12.0 million, compared to the same period in 2004. Revenues increased $7.5 million for the nine month period ended September 30, 2005 compared with the same period in 2004, primarily from increases in electricity and steam sales in domestic operations offset by declines in these revenues in international operations. Total costs and expenses for the nine months ended September 30, 2005 decreased by $4.5 million compared to the same period in 2004 as a result of lower plant operating expenses, lower project debt interest expense in both the domestic and international operations offset by increased domestic general and administrative expense.

     Domestic Business
      The domestic business results of operations on both a reported and pro forma basis are summarized below (in thousands of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,

	Reported		Pro Forma		Reported		Pro Forma

	2005	2004	2005	2004	2005	2004	2005	2004

				(Unaudited)
Waste and service revenues	$194,176	$111,254	$194,176	$192,860	$433,319	$258,705	$582,111	$580,694
Electricity and steam sales	71,004	23,794	71,004	66,860	124,241	51,822	203,901	193,314
Other operating revenues	378	821	378	821	1,779	1,109	1,779	1,167

Total revenues	265,558	135,869	265,558	260,541	559,339	311,636	787,791	775,175

Plant operating expenses	130,600	83,392	130,600	132,230	321,302	191,024	428,055	428,123
Depreciation and amortization	42,294	15,308	42,294	42,362	71,435	32,305	123,087	121,719
Net interest expense on project debt	15,075	7,232	15,075	16,184	30,778	16,223	46,216	49,022
Other operating (income) expenses	(2,270)	49	(2,270)	(172)	(2,821)	128	(2,302)	(1,323)
General and administrative expenses	17,551	10,125	17,551	14,503	40,195	23,707	49,929	45,772
Acquisition-related charges	983	—	—	—	2,963	—	—	—

Total operating expenses	204,233	116,106	203,250	205,107	463,852	263,387	644,985	643,313

Operating income	$61,325	$19,763	$62,308	$55,434	$95,487	$48,249	$142,806	$131,862

Total Revenues

Waste and Service Revenues
      Waste and service revenues for the third quarter of 2005 increased by $1.3 million compared to the same period in 2004.

•	Revenue from projects structured as service fee agreements increased $1.6 million primarily due to contractual escalations;

•	Revenue from projects structured as tipping fee agreements remained unchanged as a 2% decrease in waste processed was offset by higher pricing;

•	Revenue from scrap metal sales decreased $1.5 million due primarily to lower market pricing; and

•	All other waste and service revenues increased $1.2 million, due primarily to the impact of restructuring certain bio-gas operations and waste energy operations, and the termination or sale of certain non-core operations primarily in the fourth quarter of 2004.
      Waste and service revenues for the nine months ended September 30, 2005 increased by $1.4 million compared to the same period in 2004.

•	Revenue from projects structured as service fee agreements was unchanged. Primary drivers were increased revenue of $5.2 million due to contractual escalations, which was offset by a $1.2 million reduction in revenue earned explicitly to service debt, and a $4.0 million decrease in revenue at one facility due to a second quarter 2004 contract amendment in exchange for reduced letter of credit obligations;

•	Revenue from projects structured as tipping fee agreements increased by $1.5 million primarily driven by pricing improvements;

•	Revenue from scrap metal sales decreased $2.7 million primarily due to lower market pricing; and

•	All other waste and service revenues increased $2.6 million primarily due to the impact of restructuring certain bio-gas operations and waste energy operations, and the termination or sale of certain non-core operations primarily in the fourth quarter of 2004.

Electricity and Steam Sales
      Electricity and steam sales for the third quarter of 2005 increased $4.1 million compared to the same period in 2004.

•	Higher energy rates drove a $2.2 million increase in revenue; and

•	Other factors including the impact of restructuring certain bio-gas operations resulted in revenue increases of $1.9 million.
      Electricity and steam sales for the nine months ended September 30, 2005 increased $10.6 million compared to the same period in 2004.

•	Higher energy rates drove a $5.0 million increase in revenue; and

•	Other factors including the impact of restructuring certain bio-gas operations resulted in revenue increases of $5.6 million.

Plant Operating Expenses
      Plant operating costs for the third quarter of 2005 decreased $1.6 million compared to the third quarter of 2004. Of this decrease, $1.8 million was a reduction in hauling services expense primarily due to lower waste volumes shipped to a third party landfill and $1.7 million was due to lower compensation expense. These decreases partially offset an increase of $1.3 million in maintenance repair expense and an increase of $0.6 million in all other plant operating expenses, including the impact of restructuring and the termination or sale of certain of our non-core operations.
      Plant operating costs for the nine months ended September 30, 2005 were flat compared to the first nine months of 2004. During the first nine months of 2005 there was a reduction in hauling services expense of $3.0 million due primarily to lower waste volumes shipped to a third party landfill, a $1.4 million decrease due to an ash marketing arrangement that ended in the first quarter of 2004, and a reduction in compensation expense of $1.7 million. Maintenance and repair expense at two facilities increased $6.9 million during 2005 and all other plant operating expenses decreased $0.8 million, including the impact of restructuring and the termination or sale of certain of our non-core operations.

Depreciation and Amortization
      Depreciation and amortization for the three and nine months ended September 30, 2005 was comparable to the same periods in 2004.

Net Interest Expense on Project Debt
      Net interest expense on project debt for the third quarter of 2005 and for the nine months ended September 30, 2005 decreased $1.1 million and $2.8 million, respectively, compared to the respective periods of 2004, primarily as a result of lower project debt balances.

Other Operating Expenses
      Other operating expenses for the third quarter of 2005 were ($2.3) million, an increase of $2.1 million, compared to the same period in 2004. This increase was primarily due to a $1.9 million gain related to insurance recoveries in the third quarter of 2005 related to a Covanta Energy subsidiary prior to its emergence from bankruptcy.

      Other operating expenses were ($2.3) million, an increase of $1.0 million in the first nine months of 2005, compared to the same period in 2004, primarily due to a gain at a facility related to a debt refinancing in April 2005 and to third quarter insurance recoveries as noted above.

General and administrative expenses
      General and administrative expenses increased $3.0 million in the third quarter of 2005 compared to the third quarter of 2004. This increase was due to a $1.3 million increase in professional fees, a $0.3 million increase due to costs incurred for Covanta’s parent operations, a $0.6 million increase in non-cash stock compensation expense primarily due to the amortization of restricted stock granted in October 2004 and July 2005, and an increase of $0.8 million of various other general and administrative expenses.
      General and administrative expenses increased $4.2 million in the first nine months of 2005 compared to the first nine months of 2004. This increase was primarily due to a $4.0 million increase in professional fees, a $1.7 million increase due to costs incurred for Covanta’s parent operations, and a $1.6 million increase in non-cash stock compensation expense primarily due to the amortization of restricted stock granted in October 2004 and July 2005. These increases were partially offset by a $2.4 million decrease in wages and benefits and by other reductions in various general and administrative expenses.

Operating Income
      Operating income for the domestic Waste and Energy Services segment for the third quarter of 2005 increased by $6.9 million compared to the third quarter of 2004, comprised of increased total revenues ($5.0 million), insurance recoveries ($1.9 million), lower plant operating costs ($1.6 million), and lower interest on project debt ($1.1 million) offset by higher general and administrative expense ($3.0 million).
      Operating income from the domestic Waste and Energy Services segment for the first nine months of 2005 increased by $10.9 million compared to the first nine months of 2004, comprised of increases in total revenues ($12.6 million), lower interest expense on project debt ($2.8 million), and a gain in other income ($1.0 million), offset by higher depreciation and amortization ($1.4 million) and general and administrative expenses ($4.2 million).

International Business
      The international business results of operations on both a reported and pro forma basis are summarized below (in thousands of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,

	Reported		Pro Forma		Reported		Pro Forma

	2005	2004	2005	2004	2005	2004	2005	2004

				(Unaudited)
Waste and service revenues	$—	$60	$—	$60	$3,305	$1,858	$3,305	$3,028
Electricity and steam sales	32,312	31,098	32,312	31,098	101,300	72,331	101,300	106,696

Total revenues	32,312	31,158	32,312	31,158	104,605	74,189	104,605	109,724

Plant operating expenses	21,384	22,661	21,384	22,661	72,041	50,125	72,041	75,362
Depreciation and amortization	2,257	1,869	2,257	1,869	6,592	4,479	6,592	7,846
Net interest expense on project debt	1,913	2,986	1,913	2,986	5,922	6,971	5,922	10,060
Other operating expenses (income)	1,925	(563)	1,925	(563)	2,116	(657)	2,116	(364)
General and administrative expenses	1,275	1,636	1,275	1,636	3,575	3,055	3,575	3,474
Restructuring charges	—	—	—	—	2,655	—	—	—

Total operating expenses	28,754	28,589	28,754	28,589	92,901	63,973	90,246	96,378

Operating income	$3,558	$2,569	$3,558	$2,569	$11,704	$10,216	$14,359	$13,346

Total Revenues
      Total revenues for the international business for the third quarter of 2005 increased $1.2 million compared to the third quarter of 2004. This increase was driven by a $3.3 million increase due primarily to improved demand and increased tariffs, which resulted from higher fuel prices, at two facilities in India in the third quarter of 2005, offset by a decrease of $1.6 million due to the expiration of an energy contract in the Philippines in August 2004, and a $0.5 million decrease due to lower sales at a China facility.
      Total revenues for the international business for the first nine months of 2005 decreased $5.1 million compared to the first nine months of 2004. This decrease was primarily due to a $7.5 million decrease from the expiration of an energy contract in the Philippines and a $4.2 million decrease from the deconsolidation of the MCI facility. These decreases were partially offset by a $6.6 million increase primarily due to improved demand and increased tariffs, which resulted from higher fuel prices, at two facilities in India in 2005.

Plant Operating Expenses
      Plant operating costs were lower by $1.3 million in the third quarter of 2005. The following were the factors contributing to this decrease: a decrease of $1.8 million due to the expiration of an energy contract in the Philippines in August 2004; and a $1.7 million decrease at China facilities primarily due to a decrease in consumption of coal resulting in reduced costs; and a $2.3 million increase due primarily to stronger demand and higher fuel prices at two facilities in India.
      Plant operating costs were lower by $3.3 million in the first nine months of 2005. Plant operating costs decreased primarily as a result of a $4.8 million decrease in costs from the expiration of an energy contract in the Philippines and a $4.6 million reduction in costs due to the deconsolidation of the MCI facility in the Philippines. These decreases were partially offset by a $6.2 million increase in plant operating costs due primarily to improved demand and higher fuel prices at two facilities in India.

Depreciation and Amortization
      Depreciation and amortization for the first nine months of 2005 decreased $1.3 million compared to the same period in 2004 as a result of fresh-start accounting adjustments.

Net Interest Expense on Project Debt
      Net interest expense on project debt in the third quarter of 2005 decreased $1.1 million compared to the third quarter of 2004. The decrease was primarily due to the refinancing in October 2004 and scheduled quarterly pay down of project debt at two facilities in India.
      Net interest expense on project debt for the first nine months of 2005 decreased $4.1 million compared to the first nine months of 2004. The decrease was primarily due to lower expenses at two Indian facilities resulting from the October 2004 refinancing and scheduled quarterly pay down of project debt, and the deconsolidation of the MCI facility in May 2004.

Other Operating Expenses
      Other operating expense was $2.5 million higher for both the third quarter and the nine months of 2005 primarily due to the write-off of remaining assets at the Edison Bataan facility ($1.8 million).

Operating Income
      Operating income for the international businesses for the third quarter of 2005 was $1.0 million higher than the third quarter of 2004. The increase was mainly attributable to lower operating costs ($1.3 million), lower net interest on project debt ($1.1 million), and an increase in total revenue ($1.2 million), which were offset by the write-off of remaining assets at the Bataan facility in the third quarter of 2005 as noted above.
      Operating income for the international businesses for the first nine months of 2005 was $1.0 million higher than the first nine months of 2004. The increase was attributable to lower plant operating costs

($3.3 million), a reduction of interest due to refinancing and scheduled quarterly pay down of project debt at two Indian facilities ($4.1 million) and lower depreciation expense due to fresh-start accounting adjustments ($1.3 million). These increases in operating income were partially offset by lower revenues ($5.1 million), and a write-off of remaining assets at the Bataan facility ($1.8 million).

Other Services Operating Results
      Other Services reported results of operations are summarized below (in thousands of dollars):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Unaudited)
OTHER SERVICES
OPERATING REVENUES:
Net earned premiums	$3,074	$3,801	$9,928	$14,317
Net investment income	533	654	1,513	1,872
Net realized investment gains (losses)	5	30	(75)	223
Other income	8	110	91	138

Total operating revenues	3,620	4,595	11,457	16,550

Other operating expenses	2,723	3,711	8,441	13,132
General and administrative expenses	789	1,508	2,543	5,619

Total Other Services operating expenses	3,512	5,219	10,984	18,751

Operating income (loss) from Other Services	$108	$(624)	$473	$(2,201)

Net Earned Premiums
      Net written premiums decreased by $0.6 million and $1.8 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The decrease in net written premiums for 2005 was attributable to Insurance Services entering into quota share arrangements as described in the Overview to the MD&A.
      Net earned premiums decreased by $0.7 million and $4.4 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The change in net earned premiums during those periods was directly related to the change in net written premiums and the run-off of the commercial automobile program.

Other Operating Expenses
      Other operating expenses decreased by $1.0 million and $4.7 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. Other operating expenses consists of net loss and loss adjustment expenses (“LAE”) and policy acquisition costs as described below.
      Net loss and LAE decreased by $0.6 million and $3.2 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The resulting loss and LAE ratios were 76.8% and 78.0% for the three months ended September 30, 2005 and 2004, respectively and 69.7% and 70.7% for the nine months ended September 30, 2005 and 2004, respectively. The loss and LAE ratios improved in the quarter ended September 30, 2005 over the comparable period in 2004 resulting from reserve adjustments among various discontinued lines and from quota share reinsurance agreements which do not cede unallocated loss adjustment expenses in lieu of receiving greater ceding commissions. The loss and LAE ratio improved in the nine-month period ended September 30, 2005 over the comparable period in 2004 due to net favorable reserve adjustments on discontinued lines.

      Policy acquisition costs decreased by $0.4 million and $1.5 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. As a percentage of net earned premiums, policy acquisition costs were 11.7% and 21.0% for the quarters ended September 30, 2005 and 2004, respectively and 15.4% and 21.0% for the nine months ended September 30, 2005 and 2004, respectively. Policy acquisition costs decreased compared to the 2004 period due to reduced profit commissions incurred related to non-standard personal automobile and from ceding commissions received under reinsurance agreements during 2005.

General and Administrative Expenses
      General and administrative expenses decreased by $0.7 million and $3.1 million for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. Reductions in administrative personnel and rent in the insurance business contributed to the decrease in general and administrative expenses. Decreases in parent company expenses were primarily the result of the corporate services agreement, entered into between Covanta and Covanta Energy, pursuant to which Covanta provided to Covanta Energy, at Covanta Energy’s expense, certain administrative and professional services and Covanta Energy paid Covanta’s expenses. Such expenses totaled zero and $0.4 million for the quarters ended September 30, 2005 and 2004, respectively and zero and $2.1 million for the nine months ended September 30, 2005 and 2004, respectively.

PRO FORMA RECONCILIATIONS
      The following tables provides a reconciliation from the as reported results to the pro forma results presented above for Covanta Holding Corporation and its Waste and Energy Services segment where applicable (in thousands of dollars, except per share amounts). Notes to the pro forma reconciliations begin on page 51.
CONSOLIDATED PRO FORMA RECONCILIATIONS

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004

		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma

	(Unaudited)
Operating revenues
Waste and service revenues	$194,176	$—	$—	$194,176	$111,314	$81,606	$—	$192,920
Electricity and steam sales	103,316	—	—	103,316	54,892	43,066	—	97,958
Other operating revenues	3,998	—	—	3,998	5,416	—	—	5,416

Total operating revenues	301,490	—	—	301,490	171,622	124,672	—	296,294

Operating expenses
Plant operating expenses	151,984	—	—	151,984	106,053	47,329	1,509	154,891
Depreciation and amortization expense	44,551	—	—	44,551	17,177	29,457	(2,403)	44,231
Net interest expense on project debt	16,988	—	—	16,988	10,218	7,526	1,426	19,170
Other operating (income) expenses	2,378	—	—	2,378	3,197	(221)	—	2,976
General and administrative expenses	19,615	—	—	19,615	13,269	5,888	(1,510)	17,647
Restructuring charges	—	—	—	—	—	—	—	—
Acquisition-related charges	983	—	(983)	—	—	—	—	—

Total operating expenses	236,499	—	(983)	235,516	149,914	89,979	(978)	238,915

Operating income	64,991	—	983	65,974	21,708	34,693	978	57,379

Other income (expenses)
Investment income	1,657	—	—	1,657	836	357	—	1,193
Interest expense	(30,701)	—	—	(30,701)	(10,541)	(14,900)	(5,291)	(30,732)
Gain on derivative instrument, unexercised ACL warrants	10,578	—	—	10,578	—	—	—	—

Total other expenses	(18,466)	—	—	(18,466)	(9,705)	(14,543)	(5,291)	(29,539)

Income before income tax provision, minority interests and equity in net income from unconsolidated investments	46,525	—	983	47,508	12,003	20,150	(4,313)	27,840
Income tax expense	(16,391)	—	(185)	(16,576)	(5,165)	—	(7,642)	(12,807)
Minority interest expense	(2,172)	—	—	(2,172)	(1,632)	—	—	(1,632)
Equity in net income from unconsolidated investments	9,439	—	—	9,439	7,609	—	—	7,609

Net Income	$37,401	$—	$798	$38,199	$12,815	$20,150	$(11,955)	$21,010

Earnings Per Share:
Basic	$0.27			$0.27	$0.13			$0.15

Diluted	$0.26			$0.26	$0.12			$0.15

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004

		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma

	(Unaudited)
Operating revenues
Waste and service revenues	$436,624	$148,792	$—	$585,416	$260,563	$328,441	$(5,282)	$583,722
Electricity and steam sales	225,541	79,660	—	305,201	124,153	176,392	(535)	300,010
Other operating revenues	13,236	—	—	13,236	17,659	58	—	17,717

Total operating revenues	675,401	228,452	—	903,853	402,375	504,891	(5,817)	901,449

Operating expenses
Plant operating expenses	393,343	103,617	3,136	500,096	241,149	261,164	1,172	503,485
Depreciation and amortization expense	78,027	57,032	(5,380)	129,679	36,784	103,893	(11,112)	129,565
Net interest expense on project debt	36,700	13,964	1,474	52,138	23,194	34,605	1,283	59,082
Other operating expenses	7,736	519	—	8,255	12,603	(1,515)	357	11,445
General and administrative expenses	46,313	52,133	(42,399)	56,047	32,381	27,278	(4,794)	54,865
Restructuring charges	2,655	—	(2,655)	—	—	—	—	—
Acquisition-related charges	2,963	—	(2,963)	—	—	—	—	—
Reorganization items	—	—	—	—	—	58,282	(58,282)	—
Fresh start adjustments	—	—	—	—	—	399,063	(399,063)	—
Gain on extinguishment of debt	—	—	—	—	—	(510,680)	510,680	—

Total operating expenses	567,737	227,265	(48,787)	746,215	346,111	372,090	40,241	758,442

Operating income (loss)	107,664	1,187	48,787	157,638	56,264	132,801	(46,058)	143,007

Other income (expenses)
Investment income	3,530	1,225	—	4,755	2,002	1,893	—	3,895
Interest expense	(59,053)	(26,368)	(5,438)	(90,859)	(33,267)	(52,291)	(6,795)	(92,353)
Gain on derivative instrument, unexercised ACL warrants	14,796	—	—	14,796	—	—	—	—

Total other expenses	(40,727)	(25,143)	(5,438)	(71,308)	(31,265)	(50,398)	(6,795)	(88,458)

Income before income tax provision, minority interests and equity in net income from unconsolidated investments	66,937	(23,956)	43,349	86,330	24,999	82,403	(52,853)	54,549
Income expense	(24,008)	6,033	(20,874)	(38,849)	(8,436)	(30,240)	13,583	(25,093)
Minority interest expense	(9,311)	(56)	—	(9,367)	(3,922)	(2,511)	—	(6,433)
Equity in net income from unconsolidated investments	20,003	—	—	20,003	13,196	3,924	142	17,262

Net Income (Loss)	$53,621	$(17,979)	$22,475	$58,117	$25,837	$53,576	$(39,128)	$40,285

Earnings Per Share:
Basic	$0.46			$0.41	$0.31			$0.29

Diluted	$0.44			$0.40	$0.30			$0.28

WASTE AND ENERGY SERVICES PRO FORMA RECONCILIATIONS
Domestic

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004

		Acquisition	Pro forma			Acquisition	Pro forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma

	(Unaudited)
Waste and service revenues	$194,176	$—	$—	$194,176	$111,254	$81,606	$—	$192,860
Electricity and steam sales	71,004	—	—	71,004	23,794	43,066	—	66,860
Other operating revenues	378	—	—	378	821	—	—	821

Total operating revenues	265,558	—	—	265,558	135,869	124,672	—	260,541

Plant operating expenses	130,600	—	—	130,600	83,392	47,329	1,509	132,230
Depreciation and amortization expense	42,294	—	—	42,294	15,308	29,457	(2,403)	42,362
Net interest expense on project debt	15,075	—	—	15,075	7,232	7,526	1,426	16,184
Other operating (income) expenses	(2,270)	—	—	(2,270)	49	(221)	—	(172)
General and administrative expenses	17,551	—	—	17,551	10,125	5,888	(1,510)	14,503
Acquisition related charges	983	—	(983)	—	—	—	—	—

Total operating expenses	204,233	—	(983)	203,250	116,106	89,979	(978)	205,107

Operating income	$61,325	$—	$983	$62,308	$19,763	$34,693	$978	$55,434

	Nine Months Ended				Nine Months Ended
	September 30, 2005				September 30, 2004

		Acquisition	Pro forma			Acquisition	Pro forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma

	(Unaudited)
Waste and service revenues	$433,319	$148,792	$—	$582,111	$258,705	$327,271	$(5,282)	$580,694
Electricity and steam sales	124,241	79,660	—	203,901	51,822	142,027	(535)	193,314
Other operating revenues	1,779	—	—	1,779	1,109	58	—	1,167

Total operating revenues	559,339	228,452	—	787,791	311,636	469,356	(5,817)	775,175

Plant operating expenses	321,302	103,617	3,136	428,055	191,024	235,927	1,172	428,123
Depreciation and amortization expense	71,435	57,032	(5,380)	123,087	32,305	100,526	(11,112)	121,719
Net interest expense on project debt	30,778	13,964	1,474	46,216	16,223	31,516	1,283	49,022
Other operating (income) expenses	(2,821)	519	—	(2,302)	128	(1,808)	357	(1,323)
General and administrative expenses	40,195	52,133	(42,399)	49,929	23,707	26,859	(4,794)	45,772
Acquisition related charges	2,963	—	(2,963)	—	—	—	—	—
Reorganization items	—	—	—		—	58,282	(58,282)	—
Fresh start adjustments	—	—	—	—	—	399,063	(399,063)	—
Gain on extinguishment of debt	—	—	—	—	—	(510,680)	510,680	—

Total operating expenses	463,852	227,265	(46,132)	644,985	263,387	339,685	40,241	643,313

Operating income (loss)	$95,487	$1,187	$46,132	$142,806	$48,249	$129,671	$(46,058)	$131,862

International

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004

		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma

	(Unaudited)
Waste and service revenues	$3,305	$—	$—	$3,305	$1,858	$1,170	$—	$3,028
Electricity and steam sales	101,300	—	—	101,300	72,331	34,365	—	106,696
Other operating revenues	—	—	—	—	—	—	—	—

Total operating revenues	104,605	—	—	104,605	74,189	35,535	—	109,724

Plant operating expenses	72,041	—	—	72,041	50,125	25,237	—	75,362
Depreciation and amortization expense	6,592	—	—	6,592	4,479	3,367	—	7,846
Net interest expense on project debt	5,922	—	—	5,922	6,971	3,089	—	10,060
Other operating (income) expenses	2,116	—	—	2,116	(657)	293	—	(364)
General and administrative expenses	3,575	—	—	3,575	3,055	419	—	3,474
Restructuring charges	2,655	—	(2,655)	—	—	—	—	—

Total operating expenses	92,901	—	(2,655)	90,246	63,973	32,405	—	96,378

Operating income	$11,704	$—	$2,655	$14,359	$10,216	$3,130	$—	$13,346

Notes to Pro Forma Reconciliations

Assumptions
      The unaudited pro forma condensed consolidated financial statements reflect the following assumptions:
      Covanta Energy Transactions:

•	Covanta purchased Covanta Energy on January 1, 2004, on the same terms described in “Acquisitions — Covanta Energy” in Note 3. Acquisitions and Dispositions of the Notes.

•	The debt structure of Covanta Energy and CPIH that was in place upon Covanta Energy’s emergence from bankruptcy on March 10, 2004, was assumed to be refinanced in connection with the acquisition of Ref-Fuel as of January 1, 2004 as more fully described in Note 11. Credit Arrangements and Long-Term Debt of the Notes.
      Ref-Fuel Transactions:

•	Covanta, through Covanta Energy, purchased 100% of the issued and outstanding shares of Ref-Fuel’s capital stock on January 1, 2004 on the same terms described in “Acquisitions — Ref-Fuel” in Note 3. Acquisitions and Dispositions of the Notes.

•	The April 30, 2004 equalization transactions and the ownership changes that occurred on August 31, 2004 between and among Ref-Fuel and its owners are assumed to have taken place on January 1, 2004.

Acquisition Activity
      Acquisition activity includes Covanta Energy’s results of operations prior to March 11, 2004 for the pro forma nine months ended September 30, 2004 and Ref-Fuel’s results of operations prior to June 25, 2005 for the pro forma nine months ended September 30, 2005 and for the pro forma three and nine months ended September 30, 2004.

Pro Forma Adjustments
      The following are a summary the pro forma adjustments made:

•	To reverse the operating results of the Waste and Energy Services domestic business comprising the Remaining Debtors for the period January 1 through March 10, 2004 (“predecessor period”).

•	Plant operating costs: To record as rent expense the net impact of the change in the fair value of a lease owned by an operating subsidiary of Ref-Fuel as of January 1, 2004.

•	Depreciation and amortization: To reverse historical depreciation and amortization expense and to record pro forma depreciation and amortization expense based on fair values assigned to Covanta Energy’s and Ref-Fuel’s property, plant and equipment and amortizable intangible assets prior to their respective acquisition dates of March 1, 2004 and June 24, 2005.

•	General and administrative: To reverse the buy out of Ref-Fuels stock option plan, at the Acquisition Date and to reverse Ref-Fuel’s compensation and related expenses of its executives in the periods prior to the Acquisition Date.

•	Net interest expense on project debt: To reverse prior bond issue costs and amortization of Covanta Energy’s project debt and to reverse prior bond issue costs Ref-Fuel’s project debt and to record the impact of the fair value adjustment to their project debt prior to their respective acquisition dates.

•	Restructuring charges: To reverse severance and incentive payments to CPIH executives as a result of overhead reductions made possible by the elimination of CPIH’s separate capital structure and debt repayments in connection with the refinancing of Covanta Energy’s and CPIH’s debt and Covanta Energy’s acquisition of Ref-Fuel.

•	Acquisition related charges: To reverse employee bonuses and integration expenses as a result of the acquisition of Ref-Fuel.

•	Reorganization items, fresh start adjustments and gain on cancellation of pre-petition debt: To reverse the historical items resulting from Covanta Energy’s bankruptcy proceedings. Since the pro forma condensed statement of combined operations has been prepared on the basis that Covanta Energy’s emergence from bankruptcy and the business combination with Covanta both occurred on January 1, 2004, these items have been removed, as these transactions to effect Covanta’s reorganization would have been completed and these items would have been recorded prior to January 1, 2004.

•	Interest expense: To reverse Covanta Energy’s predecessor period and Ref-Fuel’s pre-acquisition period amortization of deferred financing costs; to record the impact of the fair value adjustment to the intermediate debt of Ref-Fuel; and to record the net adjustment to interest expense as a result of the new capital structure of Covanta Energy described below.

•	Income tax expense: To record the adjustment for the estimated income tax effects associated with the pro forma adjustments to pre-tax income and arrive at a blended assumed effective tax rate of 46% for the combined company for the three and nine months ended September 30, 2004 and 45% for the nine months ended September 30, 2005.

•	Basic and diluted earnings per share and the average shares outstanding used in the calculation of basic and diluted earnings per share of common stock and shares of common stock outstanding for the pro forma three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2005 have been adjusted, as necessary, to reflect the following equity transactions, as if they occurred on January 1, 2004, the issuance of: (i) 5.1 million shares for the bridge lenders relating to the Covanta Energy acquisition; (ii) 27.4 million shares in connection with a pro rata rights offering to all Covanta stockholders on May 18, 2004; (iii) 8.75 million shares pursuant to the conversion of approximately $13.4 million in principal amount of Covanta Energy convertible notes, and (iv) 66.7 million shares associated with the Ref-Fuel Rights Offering. In addition, diluted earnings per share and the average shares used in the calculation of diluted earnings per share of common stock and shares of common stock outstanding for the pro forma three and nine months ended September 30, 2004 and the nine months ended September 30, 2005 have been adjusted, as necessary, to reflect the following additional equity transactions, as if they occurred on January 1, 2004, (i) Covanta’s commitment to sell up to 3 million shares of its common stock at $1.53 per share to certain creditors of Covanta Energy, and (ii) an additional 2.7 million shares to such creditors in such offering at $6.00 per share.

LIQUIDITY AND CAPITAL RESOURCES
Capital Resources and Commitments
      As part of the Ref-Fuel acquisition, Covanta Energy entered into new credit arrangements which totaled approximately $1.1 billion and are guaranteed by Covanta and certain domestic subsidiaries of Covanta Energy. The proceeds of the new financing arrangements were used to fund the acquisition of Ref-Fuel, to refinance approximately $479 million of Covanta Energy’s and CPIH’s recourse debt and letter of credit facilities, and to pay the related fees and expenses. The new credit facilities are further available for ongoing permitted expenditures and for general corporate purposes. The following chart summarizes the various components and amounts of Covanta Energy’s project and intermediate debt and Credit Facilities as of September 30, 2005 (in millions of dollars):

Cash Flow and Liquidity

Summary
      Covanta’s sources of funds are its investments as well as dividends, if any, and other payments received from its waste and energy and insurance subsidiaries. Various state insurance requirements restrict the amounts that may be transferred to Covanta in the form of dividends or loans from its insurance subsidiaries without prior regulatory approval. Currently, NAICC cannot pay dividends or make loans to Covanta. Under its new financing arrangements, Covanta Energy’s ability to pay dividends to Covanta is limited, except in certain circumstances.
      The following summarizes the actual inflows and outflows to Covanta relating to the Ref-Fuel Rights Offering (in millions of dollars):

Proceeds from Ref-Fuel Rights Offering	$400.0
Transfers to Covanta Energy (to fund a portion of Ref-Fuel purchase price)	(385.0)
Warrant agent and other costs	(4.1)

Net cash inflow to Covanta	$10.9

      Summarized Cash flow information for Covanta’s business segments reconciled to the condensed consolidated statements of cash flows is as follows (in thousands of dollars):

	Nine Months Ended September 30, 2005

	Waste and
	Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$158,715	$(10,863)	$—	$147,852
Net cash provided by (used in) investing activities(1)	(700,687)	(372,477)	384,954	(688,210)
Net cash provided by (used in) financing activities	602,512	392,384	(384,954)	609,942

Net increase in cash and cash equivalents	$60,540	$9,044	$—	$69,584

	Nine Months Ended September 30, 2004

	Waste and
	Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$108,595	$(19,312)	$—	$89,283
Net cash provided by (used in) investing activities(2)	(4,895)	66,922	—	62,027
Net cash provided by (used in) financing activities	(70,474)	15,402	—	(55,072)

Net increase in cash and cash equivalents	$33,226	$63,012	$—	$96,238

(1)	Waste and Energy Services is net of cash acquired of Ref-Fuel of $62,358.

(2)	Other is net of cash acquired of Covanta Energy of $57,795.
Waste and Energy Services Segment
      Cash provided by operating activities was $158.7 million and $108.6 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in cash flow from operating activities was primarily due to the Ref-Fuel acquisition. Net cash used in investing activities was $700.7 million in the nine months ended September 30, 2005 and was primarily due to the purchase of Ref-Fuel, net of acquired cash. Net cash provided by financing activities was $602.5 million for the nine months ended September 30, 2005 and was primarily driven by the capital contribution from Covanta, the net impact of the refinancing of the prior debt and for the acquisition of Ref-Fuel offset partially by the payment and future funding of project debt.
      Cash from Ref-Fuel was $74.1 million as of September 30, 2005. Restricted funds held in trust were $428.7 million as of September 30, 2005. These restricted funds largely reflect payments from municipal clients under service agreements as part of the service fee due reflecting debt service. These payments are made directly to the trustee for the related project debt and are held by it until paid to project debt holders. Covanta does not have access to these funds. In addition, as of September 30, 2005, Covanta had $24.2 million in cash held in restricted accounts to pay for additional bankruptcy emergence expenses that are estimated to be paid in the future. Cash held in such reserve accounts is not available for general corporate purposes.
      Generating sufficient cash to meet Covanta Energy’s liquidity needs, pay down its debt, and invest in its business remains an important objective of management. Maintaining historic facility production levels while effectively managing operating and maintenance expense is important to optimize Covanta Energy’s long-term cash generation. Covanta Energy does not expect to receive any cash contributions from Covanta, and is prohibited under its principal financing arrangements from using its cash to issue dividends to Covanta except in limited circumstances.
      Covanta believes that when combined with its other sources of liquidity, Covanta Energy’s operations generate sufficient cash to meet operational needs, capital expenditures, and service debt due prior to maturity. Management will also seek to enhance Covanta Energy’s cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. Covanta Energy’s new financing arrangements place certain restrictions on its ability to make investments in new projects or expansions of existing projects.
      Covanta Energy derives its cash flow principally from its domestic and international project operations and businesses. The frequency and predictability of Covanta Energy’s receipt of cash from projects differs, depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements or in debt arrangements at intermediate Covanta subsidiaries, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production.
      A material portion of Covanta Energy’s domestic cash flows are expected to be derived from projects of Ref-Fuel subsidiaries. For these projects, financial tests and other covenants contained in their respective debt arrangements must be satisfied in order for project subsidiaries to make cash distributions to intermediate Covanta subsidiaries, and for intermediate Covanta subsidiaries to make cash distributions to Covanta Energy. Distributions from these intermediate Covanta subsidiaries may only be made quarterly, if such financial tests and other covenants are satisfied. Ref-Fuel has historically satisfied all such financial tests and covenants, and has made quarterly distributions, if funds were available. Covanta Energy’s remaining domestic projects generally are not restricted in making cash distributions, and no restrictions exist at intermediate Covanta Energy subsidiary levels. As a result, Covanta Energy generally receives cash from these projects on a monthly basis.
      Covanta Energy’s receipt of cash from its international projects is also subject to satisfaction of financial tests and other covenants contained in applicable project debt arrangements. A material portion of cash distributions from Covanta Energy’s international projects are received semi-annually, during the second and fourth quarters. In addition, risks inherent in international operations can affect the reliability of such cash distributions.
      Covanta Energy’s cash available for corporate debt service and letter of credit fees also varies seasonally. Cash available for corporate debt service and letter of credit fees is affected most significantly by the following three factors:

•	timing of income with a one to two month timing delay for seasonable payables/receivables such as scheduled maintenance expense and annual incentive revenue;

•	certain substantial operating expenses such as annual insurance payments that are accrued each month throughout the year while the corresponding cash payments are made only a few times each year; and

•	subsidiary debt restrictions on distributions described above.
      Covanta expects the factors discussed above will cause its cash available for corporate debt and letter of credit fees (including those of Ref-Fuel and international projects) to be the lowest during the second quarter and the highest during the fourth quarter.
      Covanta’s annual and quarterly financial performance can be affected by many factors, several of which are outside Covanta’s control as noted above. These factors can overshadow the seasonal dynamics described herein. In particular, quarterly cash from operations, can be materially affected by changes in working capital.

Financing Arrangements
      On June 24, 2005, Covanta entered into new financing arrangements which included the following credit facilities which provide liquidity and letters of credit available as needed or required in its businesses. These facilities are referred to as the “Revolving Credit Facility” and the “Funded L/ C Facility”.

Designation	Purpose	Term

Revolving Credit Facility(1)	To provide additional liquidity up to $100 million for general purposes and additional L/C availability of up to $75 million	Expires March 2011
Funded L/C Facility(2)	To provide for certain existing and new letters of credit up to a maximum of $340 million	Expires March 2012

(1)	Security Guaranteed by Covanta and certain Covanta Energy subsidiaries. A first priority lien in substantially all of the assets of Covanta Energy and such subsidiaries, not otherwise pledged, and pledges of the stock of Covanta Energy and certain of its domestic and foreign subsidiaries.

(2)	Security Guaranteed by Covanta and certain Covanta Energy subsidiaries. A first priority lien in substantially all of the assets of Covanta Energy and such subsidiaries, not otherwise pledged, and pledges of the stock of Covanta Energy and certain of its domestic and foreign subsidiaries.
      Letters of credit that may in the future be issued under the Revolving Credit Facility will accrue fees at the then effective borrowing margins on eurodollar rate loans, plus a fee on each issued letter of credit payable to the issuing bank. Letter of credit availability under the Funded L/C Facility accrues fees (whether or not letters of credit are issued thereunder) at the then-effective borrowing margin for eurodollar rate loans described above times the total availability under letters of credit (whether or not then utilized), plus a fee on each issued letter of credit payable to the issuing bank. In addition, Covanta Energy has agreed to pay to the participants under the Funded L/C Facility any shortfall between the eurodollar rate applicable to the relevant Funded L/C Facility interest period and the investment income earned on the pre-agreed investments made by the relevant issuing banks with the purchase price paid by such participants for their participations under the Funded L/C Facility.
      As of September 30, 2005, Covanta Energy had neither drawn on the Revolving Credit Facility nor caused to be issued any letters of credit under the Revolving Credit Facility. As of September 30, 2005, Covanta Energy had $304.3 million outstanding letters of credit under the Funded L/C Facility.
      Covanta Energy also entered into the intercreditor agreement with the respective lenders under the Revolving Credit Facility, the Funded L/C Facility, and the First Lien Term Loan Facility and the Second Lien Term Loan Facility described below under “Capital Resources and Commitments”. This agreement includes certain provisions regarding the application of payments made by Covanta Energy among the respective creditors and certain matters relating to priorities upon the exercise of remedies with respect to the collateral.
      Under these agreements Covanta Energy is obligated to apply fifty percent of excess cash from operations (calculated pursuant to the new credit agreements), as well as specified other sources, to repay borrowing under the First Lien Term Loan Facility and reduce commitments under the financing arrangements, and in some circumstances to collateralize its reimbursement obligations with respect to outstanding letters of credit and/or repay borrowings under the Second Lien Term Loan Facility.
      The new debt issued in the refinancing transaction is outlined in the following table:

Designation	Principal Amount	Interest	Principal Payments

First Lien Term Loan Facility(1)	$274 million as of September 30, 2005	Eurodollar or base rate as elected by Covanta Energy plus a margin of 3.00%	Annual amortization paid quarterly beginning September 30, 2005

Second Lien Term Loan Facility(2)	$400 million as of September 30, 2005	Eurodollar or base rate as elected by Covanta Energy plus a margin of 5.50%	Due at maturity in 2013

(1)	Security is provided in the form of guarantees of Covanta and certain Covanta Energy subsidiaries, and a first priority lien in substantially all of the assets of Covanta Energy and certain of its subsidiaries, not otherwise pledged, including stock pledges of Covanta Energy and certain of its domestic and foreign subsidiaries.

(2)	Security provided is identical but subordinated to First Lien Term Loan Facility.
      The First Lien Term Loan Facility has mandatory annual amortization, paid in quarterly installments beginning September 30, 2005, through the date of maturity in annual amounts set forth in the following schedule (in thousands of dollars):

Remaining
First Lien Term Loan Facility	Amortization

2005	$688
2006	2,750
2007	2,750
2008	2,750
2009	2,750
2010	2,750
2011	130,625
2012	129,250
      The Second Lien Term Loan Facility has no mandatory amortization requirements and is required to be repaid in full on its maturity date.
      Loans under the senior secured credit facilities are designated, at Covanta Energy’s election, as Eurodollar rate loans or base rate loans. Eurodollar loans bear interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months (and at the end of every three months in the case of six month eurodollar loans). Base rate loans bear interest at (a) a rate per annum equal to the greater of (i) the “prime rate” designated in the relevant facility or (ii) the federal funds rate plus 0.50% per annum, plus (b) a borrowing margin as described below.

      The borrowing margins referred to above for the Revolving Credit Facility are as follows:

	Borrowing	Borrowing
	Margin for	Margin for
	Revolving	Revolving
	Eurodollar	Base Rate
Company Leverage Ratio	Loans	Loan

≥ 4.25:1.00	3.00%	2.00%

< 4.25:1.00
≥ 3.50:1.00	2.75%	1.75%

< 3.50:1.00	2.50%	1.50%
      The borrowing margins for First Lien Term Loan Facility and the Funded Letter of Credit Facility are 3.00% for Eurodollar rate loans and 2.00% for base rate loans. The borrowing margins under the Second Lien Term Loan Facility are 5.50% for Eurodollar rate loans and 4.50% for base rate loans.
      The Credit Facilities provide that Covanta Energy and its subsidiaries must comply with certain affirmative and negative covenants. See Note 11. Credit Arrangements and Long-Term Debt of the Notes for a description of such covenants, as well as other material terms and conditions of such agreements.
      As of September 30, 2005, Covanta Energy was not in default under the Credit Facilities.

Covanta Energy Debt
      Domestic Project Debt. Financing for Covanta Energy’s waste-to-energy projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For most facilities owned by a Covanta Energy subsidiary, the issuer of the bonds loans the bond proceeds to a Covanta Energy subsidiary to pay for facility construction. The municipality then pays to the subsidiary as part of its service fee amounts necessary to pay debt service on the project bonds. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in Covanta Energy’s consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Covanta Energy subsidiaries is described in the chart above as non-recourse project debt. The only potential recourse to Covanta Energy with respect to project debt arises under the operating performance guarantees described below under “Other Commitments”.
      With respect to certain of its waste-to-energy projects, debt service on project debt is an explicit component of the fee paid by the municipal client. Such fees are paid by the municipal client to the trustee for the applicable project debt and held by the trustee until applied as required by the project debt documentation. While these funds are held by the trustee they are reported as restricted funds held in trust on Covanta’s consolidated balance sheet. These funds are not generally available to Covanta Energy.
      Certain subsidiaries of Ref-Fuel have recourse liability for project debt which is non-recourse to Covanta Energy as of September 30, 2005 as follows (in thousands of dollars):

Niagara Series 2001	$165,010
Seconn Corporate Credit Bonds	43,500
Hempstead Corporate Credit Bonds	42,670
      International Project Debt: Financing for projects in which Covanta Energy has an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Covanta Energy. Project debt relating to two CPIH projects in India is included as “Project debt (short- and long-term)” in Covanta’s consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants complied with.
      Intermediate Subsidiary Debt: Three Ref-Fuel subsidiaries have outstanding non-project debt facilities. Covanta ARC LLC (“ARC”) has outstanding $234 million aggregate principal amount of 6.26% senior notes due 2015. MSW I has outstanding $196 million aggregate principal amount of 8.5% senior secured notes due 2010. MSW II has outstanding $224 million aggregate principal amount of 7.375% senior secured notes due 2010. The indentures defining the rights of note holders generally provide that these subsidiaries may not make distributions to its parent (including Covanta Energy) until financial covenants are satisfied on a quarterly basis.
      As described in Note 11. Credit Arrangements and Long-Term Debt of the Notes, MSW I and MSW II outstanding notes were issued pursuant to indentures containing covenants and other obligations of such subsidiaries. Under applicable indentures, holders of these notes were entitled to receive from the respective issuer an offer to repurchase such notes upon a change of control (a “Change of Control Offer”), such as was caused by the purchase of Ref-Fuel by Covanta Energy. On June 24, 2005, Change of Control Offers were issued by both MSW I and MSW II. Holders of approximately $4.2 million of MSW I notes properly tendered their notes for repurchase, and holders of approximately $0.9 million of MSW II notes properly tendered their notes for repurchase. All such notes were repurchased on July 26, 2005. MSW I and MSW II paid the purchase price of such notes, which was $5.1 million in the aggregate with cash made available by Covanta Energy.
      Recourse Debt: Covanta Energy’s and CPIH’s recourse debt obligations that arose from its Chapter 11 proceeding were refinanced or paid on June 24, 2005 in connection with the acquisition of Ref-Fuel. As a result of the refinancing, CPIH no longer has its own separate recourse debt and therefore is no longer restricted from distributing all available cash to Covanta Energy.

Other Services Segment
      For the nine months ended September 30, 2005, Covanta, on a parent-only basis, held cash and investments of approximately $47.4 million, of which $25.3 million was available to pay general corporate expenses and general working capital purposes. Covanta is required to maintain a separate cash fund of approximately $6.5 million to provide potential liquidity to its insurance business. Cash deposited for this purpose is restricted and is not available for general corporate expenses or for working capital requirements. Covanta, through its subsidiaries, has an investment in ACL warrants that were given by certain of the former creditors of ACL. The fair market value of the warrants as of September 30, 2005 was $15.6 million. In October 2005, Covanta converted the ACL warrants into shares of ACL common stock and subsequently sold the shares for net proceeds of approximately $18.0 million. See Note 19. Subsequent Event of the Notes for further information.
      Covanta received net proceeds from the Ref-Fuel Rights Offering of $395.9 million and contributed approximately $385 million to Covanta Energy to fund a portion of the $747 million cash purchase price for the outstanding shares in Ref-Fuel.
      Cash used in operations from insurance business was $10.0 million and $14.9 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. The ongoing use of cash in operations was due to the insurance business continuing to make payments related to discontinued lines and territories in excess of premium receipts from existing lines. This negative cash flow restricted the insurance business from fully re-investing bond maturity proceeds and in some circumstances required the sale of bonds in order to meet obligations as they arose. Cash provided from investing activities was $10.0 million for the nine months ended September 30, 2005 compared with $9.4 million for the comparable period in 2004. The $0.6 million increase in cash provided by investing activities in 2005 was due to a reduction in reinvestment activity in conjunction with reduced premium production. There were no financing activities in either nine month period ended September 30, 2005 and 2004.

      The insurance business, which comprises a portion of Covanta’s Other Services segment, require both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The insurance business meet both their short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the insurance business relies on the sale of invested assets. Their investment policy guidelines require that all loss and LAE liabilities be matched by a comparable amount of investment grade assets. Covanta believes that the insurance business has both adequate capital resources and sufficient reinsurance to meet its current operating requirements.
      The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk based capital requirements (“RBC”). The RBC model for property and casualty insurance companies requires that carriers report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. Covanta believes its insurance business has projected its RBC requirement as of September 30, 2005 under the RBC model and believes that it is above the level which would trigger increase oversight by regulators.
      Two other common measures of capital adequacy for insurance companies are premium-to-surplus ratios (which measure current operating risk) and reserves-to-surplus ratios (which measure financial risk related to possible changes in the level of loss and LAE reserves). A commonly accepted standard for net written premium-to-surplus ratio is 3.0 to 1, although this varies with different lines of business. Covanta’s insurance business’s annualized premium-to-year-end statutory surplus ratio of 0.7 to 1 remains well under current industry standards of 3.0 to 1. Its ratio of loss and LAE reserves to statutory surplus of 2.0 to 1 as of September 30, 2005 is within industry guidelines.
      Management continues to examine its insurance business expense structure. However, a core amount of fixed governance costs are required. Consequently, given the decreases in premium production and its obligation to run-off several lines of business, Covanta expects that its expense ratio will run higher than industry averages until it can increase premium production.
      Covanta estimates its insurance business’s reserves for unpaid losses and LAE based on reported losses and historical experience, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Key assumptions used in the estimation process could have significant effects on the reserve balances. Covanta’s insurance business regularly evaluates its estimates and assumptions based on historical experience adjusted for current economic conditions and trends. Changes in the unpaid losses and LAE can materially effect the statement of operations. Different estimates could have been used in the current period, and changes in the accounting estimates are reasonably likely to occur from period to period based on the economic conditions. Since the loss reserving process is complex and subjective, the ultimate liability may vary significantly from estimates.

CAPITAL REQUIREMENTS
      The following table summarizes the Covanta’s gross contractual obligations including: project debt, recourse debt, estimated interest payments, leases and other contractual obligations as of September 30, 2005. (Amounts expressed in thousands of dollars. Note references are to the Notes to Condensed Consolidated Financial Statements.):

		Payments Due by Period

		Less than one	1 to	4 to	After
	Total	Year	3 Years	5 Years	5 Years

Domestic Covanta Energy project debt (Note 11)	$765,751	$79,453	$169,336	$150,844	$366,118
CPIH project debt (Note 11)	91,282	27,653	29,537	28,828	5,264
Ref-Fuel project debt (Note 11)	709,557	42,695	112,406	132,542	421,914

Total project debt (Note 11)	1,566,590	149,801	311,279	312,214	793,296
First lien term loan facility (Note 11)	274,313	3,438	5,500	5,500	259,875
Second lien term loan facility (Note 11)	400,000	—	—	—	400,000
6.26% senior notes (Note 11)	234,000	22,400	57,100	38,700	115,800
8.5% senior secured notes (Note 11)	195,785	—	—	195,785	—
7.375% senior secured notes (Note 11)	224,100	—	—	224,100	—
Other Long-term debt (Note 11)	225	122	85	18	—

Total debt obligations of Covanta Energy(1)	2,895,013	175,761	373,964	776,317	1,568,971
Less:
Non-recourse project debt(2)	(2,220,700)	(172,323)	(368,464)	(770,817)	(909,096)

Covanta Energy recourse debt	$674,313	$3,438	$5,500	$5,500	$659,875

Operating leases	466,432	33,104	63,742	78,891	290,695
Less: Non-recourse rental payments	(434,085)	(29,636)	(59,342)	(75,361)	(269,746)

Covanta Energy recourse rental payments	32,347	3,468	4,400	3,530	20,949

Interest payments(3)	1,307,308	212,327	378,414	330,960	385,607
Less: Non-recourse interest payments	(764,056)	(132,874)	(233,951)	(190,068)	(207,163)

Covanta Energy recourse interest payments	543,252	79,453	144,463	140,892	178,444

Retirement plan obligations(4)	21,159	4,844	5,283	3,670	7,362
Duke long-term obligation	46,500	2,500	5,000	7,500	31,500
Other long-term obligations	33,283	4,998	8,190	—	20,095

Total Covanta Energy contractual obligations	$1,350,854	$98,701	$172,836	$161,092	$918,225

(1)	Excludes $80.7 million of Covanta Energy’s unamortized debt premium.

(2)	Payment obligations for the project debt associated with waste-to-energy facilities owned by Covanta Energy are limited recourse to the operating subsidiary and non-recourse to Covanta Energy, subject to operating performance guarantees and commitments.

(3)	Interest payments and letter of credit fees are estimated.

(4)	Retirement plan obligations are based on actuarial estimates for pension plan obligations and post-retirement plan obligations as of December 31, 2004.

Other Commitments
      Covanta Energy’s other commitments as of September 30, 2005 were as follows (in thousands of dollars):

	Commitments Expiring by Period

		Less Than	More Than
	Total	One Year	One Year

Letters of credit issued	$306,329	$19,275	$287,054
Surety bonds	44,948	—	44,948

Total other commitments — net	$351,277	$19,275	$332,002

      The letters of credit were issued pursuant to the Funded L/ C Facility (and for one international project under a separate unsecured, letter of credit facility) to secure Covanta Energy’s performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
      Some of these letters of credit reduce over time. As of September 30, 2005, Covanta Energy had approximately $35.7 million in available capacity for additional letters of credit under its Funded L/ C Facility (further described below under Waste and Energy Services Liquidity) and $75 million under its Revolving Credit Facility.
      Covanta Energy believes that it will be able to fully perform its contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of Covanta Energy’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If Covanta Energy were unable to immediately repay such amounts drawn under letters of credit, unreimbursed amounts would be treated under the Credit Facilities as additional term loans issued under the First Lien Facilities.
      The surety bonds listed on the table above primarily relate to assumed contracts from Ref-Fuel ($35.3 million) and possible closure costs for various energy projects when such projects cease operating ($9.6 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.
      Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy and water facilities. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of September 30, 2005 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1.0 billion. This amount was not recorded as a liability in Covanta Energy’s condensed consolidated balance sheet as of September 30, 2005 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned waste-to-energy facilities could expose Covanta Energy to recourse liability on project debt shown on the foregoing table. Covanta Energy also believes that it has not incurred such damages at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

      With respect to its international businesses, Covanta Energy has issued guarantees of certain of CPIH’s operating subsidiaries contractual obligations to operate power projects. The potential damages owed under such arrangements for international projects may be material.
      Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than Covanta Energy’s then-available sources of funds. To date, Covanta Energy has not incurred material liabilities under its guarantees, either on domestic or international projects.
Material Weakness in Internal Controls and Procedures
      As set forth in Item 4. Controls and Procedures, of this Quarterly Report on Form 10-Q, Covanta reported that management had identified a material weakness in its internal controls and procedures over financial reporting as of December 31, 2004. Specifically, during the course of its audit of Covanta’s 2004 financial statements, Ernst & Young LLP, Covanta’s independent auditors, identified errors, principally related to complex manual “fresh-start” accounting calculations, predominantly affecting Covanta’s investments in its international businesses. Fresh-start accounting was required following Covanta Energy’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) were corrected in Covanta’s 2004 Consolidated Financial Statements prior to their issuance. However, management determined that errors in complex fresh-start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review.
      Although the material weakness reported related primarily to complicated “fresh-start” accounting calculations, which are no longer applicable after March 10, 2005, similarly complicated accounting calculations may be required in connection with CPIH’s international operations and the acquisition of Ref-Fuel. As a result, prior to and during the first nine months of 2005, Covanta’s management has identified and undertaken several actions to remediate the reported material weakness in internal controls over financial reporting. These actions are described in Item 4. Controls and Procedures, below.
      In addition, management is evaluating the impact of the acquisition of Ref-Fuel on Covanta’s system of internal controls over financial reporting. Prior to the acquisition, Ref-Fuel was not required to comply with Section 404 of the Sarbanes Oxley Act until December 31, 2006. As a result, its internal controls over financial reporting had neither been tested as extensively as had Covanta’s, nor had such controls been reviewed by its independent auditors in the context of the required attestation by such auditors. In addition, Ref-Fuel and Covanta operate different software systems which will require integration, and changes in and integration of accounting and financial staff resulting from the acquisition may create challenges in implementing a combined and effective system of internal controls. Management expects that it will take a period of time to integrate the financial reporting systems and related software of the combined businesses sufficiently to conclude that Covanta’s overall internal controls are working effectively, and to appropriately apply purchase accounting adjustments with respect to Ref-Fuel.
      Management believes that the actions taken to address the control deficiency underlying the reported material weakness, and to address the overall integration of controls with respect to the combined businesses, will improve Covanta’s internal controls over financial reporting. Although Covanta has devoted, and will continue to devote, significant time and resources toward remediating its reported material weakness, and to such overall integration, and made progress in improving its internal controls over financial reporting, Covanta management is unable, as of the date of this Quarterly Report on Form 10-Q, to conclude that its actions have effectively corrected the reported material weakness. Until Covanta is able to assert that its internal control over financial reporting is effective, Covanta’s management believes the existence of the reported material weakness represents a known uncertainty with respect to the accuracy of its financial statements. See also “Risk Factors — failure to maintain an effective system of internal controls over financial reporting may have an adverse effect on our stock price” in Covanta’s 2004 Annual Report on Form 10-K, as amended, for continuing risks of the failure to maintain an effective system of financial reporting controls and procedures, including risks of exposing Covanta to regulatory sanctions and a loss of investor confidence.
Discussion of Critical Accounting Policies
      In preparing its consolidated financial statements in accordance with U.S. generally accepted accounting principles Covanta is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of Covanta’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Covanta’s Discussion of Critical Accounting Policies in Item 7 of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”. The mandatory adoption period for implementing this standard was revised in April 2005. For further discussion see Note 2. New Accounting Pronouncements of the Notes to the Condensed Consolidated Financial Statements.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Covanta is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2005 will have a material impact on Covanta’s consolidated results of operations and earnings per share. Covanta has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
      In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. Covanta is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      In the normal course of business, Covanta’s subsidiaries are party to financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. Covanta’s use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes.
      Except as described below, management believes there have been no significant changes during the nine months ended September 30, 2005 to the items discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in Covanta’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

ACL Warrants
      On January 12, 2005, subsidiaries of Covanta received warrants to purchase 168,230 shares of common stock of ACL at $12.00 per share. The number of shares and exercise price subject to the warrants were subsequently adjusted to 672,920 shares at an exercise price of $3.00 per share, as a result of a four for one stock split effective as of August 2005. The warrants were given by certain of the former creditors of ACL under the ACL plan of reorganization. Covanta’s investment in ACL was written down to zero in 2003. Covanta determined that the aggregate fair value of the warrant on the grant date was $0.8 million.
      Covanta recorded the warrants as a derivative security in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Covanta recorded the warrants at their aggregate fair value of $0.8 million on the grant date and marked the warrant to fair value of $5.0 million as of June 30, 2005. On October 7, 2005, ACL issued 7.5 million shares in an initial public offering. Covanta proceeded to exercise the warrants it owned and received shares of ACL common stock in order to begin monetizing these shares. Based on market quotes as of September 30, 2005, Covanta recorded a mark-to-market adjustment for the period ended September 30, 2005 which increased the investment in ACL warrants to $15.6 million in the condensed consolidated balance sheet and recorded a corresponding pre-tax gain on derivative instruments of $10.6 million in the condensed consolidated statements of operations for the three months ended September 30, 2005.
      During October 2005, Covanta monetized its investment in 672,920 ACL shares it owned. The average gross selling price was $26.79 per share and resulted in net cash proceeds of $18 million and a realized gain of $16 million. As of September 30, 2005, Covanta had recognized approximately $15.6 million in unrealized gains related to these shares. As a result, Covanta will recognize an additional $0.4 million realized gain in the fourth quarter of 2005.

Interest Rate Swaps
      As described in Note 11. Credit Arrangements and Long-Term Debt of the Notes, Covanta Energy is required to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the Credit Facilities. On July 8, 2005, Covanta Energy entered into two pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. These swaps were designated as cash flow hedges in accordance with SFAS No. 133, accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. Covanta Energy does not seek to make a profit from changes in interest rates. Covanta Energy manages interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable amount, Covanta Energy reduces risk by entering into interest rate swap agreements. The impact of the swaps was to increase interest expense for the three months ended September 30, 2005 by $0.5 million. As of September 30, 2005, the net after-tax deferred gain in other comprehensive income was $1.0 million ($1.5 million before income taxes, which is recorded in other assets).
Market Risk of Ref-Fuel
      All of Ref-Fuel’s operating facilities are located in the northeastern United States. Thus, with the acquisition of Ref-Fuel our operations are more concentrated in this region than prior to the acquisition. The entrance of new competitors into this region or the expansion of existing facilities operations that compete with Covanta Energy could have a material adverse effect on cash distributions that can be made available to us, and, ultimately, Covanta’s financial condition.
      In addition, these operating facilities currently rely, to a greater extent than Covanta Energy’s other operating facilities, on obtaining supplies of solid waste in the market at prices and in quantities that are sufficient to operate such facilities at their expected levels. Covanta Energy’s inability to obtain solid waste at such prices or in such amounts could have a material adverse effect on the cash flow it is able to generate from Ref-Fuel, and potentially on Covanta’s financial condition. For a discussion of factors that could impact the price and supply of solid waste which Covanta Energy may be able to obtain, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Covanta Energy Operating Performance and Seasonality, above.

ITEM 4.	CONTROLS AND PROCEDURES
      Covanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Covanta’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by Covanta in reports it files or submits under the Exchange Act is accumulated and communicated to Covanta’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      As of December 31, 2004, Covanta reported that management had identified a material weakness in its internal controls and procedures over financial reporting. Specifically, during the course of its audit of Covanta’s 2004 financial statements, Ernst & Young LLP, Covanta’s independent auditors, identified errors, principally related to complex manual “fresh-start” accounting calculations, predominantly affecting Covanta’s investments in its international businesses. Fresh-start accounting was required following Covanta Energy’s emergence from bankruptcy on March 10, 2004, pursuant to Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” These errors, the net effect of which was immaterial (less than $2 million in pretax income) were corrected in Covanta’s 2004 Consolidated Financial Statements prior to their issuance. However, management determined that errors in complex fresh-start and other technical accounting areas originally went undetected due to insufficient technical in-house expertise necessary to provide sufficiently rigorous review. As a result, Covanta reported in its 2004 Annual Report on Form 10-K, as amended, that management had concluded that as a result of such material weakness, Covanta’s disclosure controls were not effective as of December 31, 2004.
      As part of its evaluation described above, Covanta’s management has evaluated whether the control deficiencies related to the reported material weakness in its internal controls over financial reporting continue to exist. Although Covanta has devoted, and will continue to devote, significant time and resources toward remediating its reported material weakness and made progress in that regard, Covanta’s management has concluded that the control deficiencies relating to the reported material weakness have not been effectively remediated as of September 30, 2005.
      Based upon the results of that evaluation, Covanta’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005, Covanta’s disclosure controls were not effective to provide reasonable assurance that the information required to be disclosed by Covanta in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      Covanta’s management, including the Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within Covanta have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

      Changes in Internal Control Over Financial Reporting. During the nine months ended September 30, 2005 and thereafter, Covanta made the following modifications to its system of internal controls over financial reporting which it expects will enhance its ability to remediate its previously reported material weakness, and provide overall improvement to its existing controls:

•	Appointed a Chief Accounting Officer and hired a Corporate Controller;

•	Hired professionals filling permanent positions with respect to international accounting, compliance, and hired two external reporting managers, and two regional controllers;

•	Retained nine accounting and finance personnel from Ref-Fuel’s headquarters office, and subsequently relocated such personnel to Covanta’s headquarters, allowing for greater interaction and efficiencies of the combined team;

•	Retained the services of former accounting personnel of Ref-Fuel on a consulting basis to provide transition support during the post-acquisition period; and

•	Strengthened, with respect to domestic and international businesses, the reporting lines to Covanta’s Chief Financial Officer and its new Chief Accounting Officer.
      Impacts of Ref-Fuel Acquisition on Internal Controls. Covanta’s acquisition of Ref-Fuel is considered material to Covanta’s results of operations, financial position and cash flows. Management will continue to evaluate the impact of the acquisition on Covanta’s system of internal controls over financial reporting. Prior to the acquisition, Ref-Fuel was not required to comply with Section 404 of the Sarbanes Oxley Act until December 31, 2006. As a result, its internal controls over financial reporting had neither been tested as extensively as had Covanta’s, nor had such controls been reviewed by its independent auditors in the context of the required annual attestation by such auditors. In addition, Ref-Fuel and Covanta operate different software systems which will require integration, and changes in and integration of accounting and financial staff resulting from the acquisition may create challenges in implementing a combined and effective system of internal controls. While management believes that substantial progress has been made in integrating the businesses and designing a system of internal controls that will be effective for the combined businesses, it also believes that additional work is required and expects that additional time is required before it will be able to conclude that Covanta’s overall internal controls are working effectively.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      See Note 17. Commitments and Contingent Liabilities of the Notes to the Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The Company held its Annual Meeting of Shareholders on September 19, 2005. At that meeting, the shareholders voted on the following proposals:

1. To elect eleven directors to serve a one-year term that will expire at the next Annual Meeting of Shareholders. The votes cast for each director were follows:

Directors	For	Withheld

David M. Barse	132,651,941	1,005,525
Ronald Broglio	132,965,352	692,114
Peter C.B. Bynoe	132,964,988	692,478
Richard Huber	133,150,341	507,125
Anthony J. Orlando	133,013,311	644,155
William C. Pate	132,988,465	669,001
Robert Silberman	133,183,051	474,415
Jean Smith	133,188,670	468,796
Joseph P. Sullivan	132,964,989	692,477
Clayton Yeutter	129,002,347	4,655,119
Samuel Zell	129,337,534	4,319,932

2. To approve an amendment to the Company’s certificate of incorporation, to increase the number of authorized shares of the Company’s common stock from 150,000,000 shares to 250,000,000 shares.

Votes For	Votes Against	Abstentions

132,508,496	1,097,504	51,466

3. To approve an amendment to the Company’s certificate of incorporation, to change the Company’s name to Covanta Holding Corporation.

Votes For	Votes Against	Abstentions

133,336,752	71,198	249,516

4. To approve an amendment to the Company’s Equity Award Plan for Employees and Officers to increase the number of shares of the Company’s common stock authorized for issuance thereunder from 4,000,000 to 6,000,000 shares.

Votes For	Votes Against	Abstentions	Broker Non-Votes

93,110,648	5,040,844	3,240,395	32,265,579

5. To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the 2005 fiscal year.

Votes For	Votes Against	Abstentions

133,361,490	218,189	77,787

ITEM 5.	OTHER INFORMATION
      None

ITEM 6.	EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Covanta Holding Corporation, as amended
10.1	Covanta Holding Corporation Equity Award Plan for Employees And Officers, as amended
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covanta Holding Corporation
(Registrant)

By:	/s/ Craig D. Abolt

Craig D. Abolt
Senior Vice President and
Chief Financial Officer

By:	/s/ Thomas E. Bucks

Thomas E. Bucks
Vice President and Chief Accounting Officer
Date: November 9, 2005