Form 10-K
period 2005-12-31
COVANTA HOLDING CORP
filed 2006-03-14
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-06732
COVANTA HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-6021257
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)

40 Lane Road, Fairfield, N.J	07004
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(973) 882-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.10 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
N/ A
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☑         Accelerated filer    ☐         Non-accelerated filer    ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $872,088,630 based on the closing sale price as reported on the American Stock Exchange (the exchange upon which the registrant’s common stock was listed on such date).
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	March 3, 2006

Common Stock, $0.10 par value per share	146,995,790 shares
Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference

Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held May 31, 2006.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Certain statements in the Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”), formerly known as Danielson Holding Corporation, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2005 and in other securities filings by Covanta and its subsidiaries.
      Although Covanta believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. Covanta’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and Covanta does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.
AVAILABILITY OF INFORMATION

Covanta Holding Corporation
      You may read and copy any materials Covanta files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material also can be obtained at the SEC’s website, www.sec.gov or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Covanta’s SEC filings are also available to the public, free of charge, on its corporate website, www.covantaholding.com as soon as reasonably practicable after Covanta electronically files such material with, or furnishes it to, the SEC. Covanta’s common stock is traded on the New York Stock Exchange. Material filed by Covanta can be inspected at the offices of the New York Stock Exchange at 20 Broad Street, New York, NY 10005.

Covanta Energy Corporation
      Covanta Energy Corporation is a wholly-owned subsidiary of Covanta. As of June 30, 2005, Covanta Energy Corporation ceased to file periodic reports or other information with the SEC. Covanta Energy Corporation’s historical reports and other information filed by Covanta Energy Corporation with the SEC can be read and copied at the Public Reference Room of the SEC at the address set forth above. Copies of such historical material also can be obtained at the SEC’s website, www.sec.gov or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at the number set forth above for further information on the Public Reference Room. Historical information on Covanta Energy Corporation is also available to the public on Covanta’s corporate website at www.covantaholding.com.

Covanta ARC Holdings, Inc.
      Covanta ARC Holdings, Inc. is a wholly-owned subsidiary of Covanta Energy Corporation and does not currently file periodic reports or other information with the SEC. However, certain of its subsidiaries MSW Energy Holdings LLC, MSW Energy Finance Co. Inc., (collectively “MSW I”) and MSW Energy Holdings II LLC, and MSW Energy Finance Co. II, Inc., (collectively “MSW II”) file periodic reports and other information with the SEC. Such reports and other information filed by these entities with the SEC can be read and copied at the Public Reference Room of the SEC at the address set forth above. Copies of such material also can be obtained at the SEC’s website, www.sec.gov or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at the number set forth above for further information on the Public Reference Room. These SEC filings are also available to the public on Covanta’s corporate website at www.covantaholding.com.

PART I

Item 1.	BUSINESS
About Covanta Holding Corporation
      Covanta Holding Corporation (“Covanta”) is a holding company incorporated in Delaware on April 16, 1992. Covanta changed its name as of September 20, 2005 from Danielson Holding Corporation to Covanta Holding Corporation. Covanta primarily operates in the waste and energy markets through Covanta Energy Corporation and its subsidiaries (“Covanta Energy”). Covanta acquired Covanta Energy on March 10, 2004 and acquired Covanta ARC Holdings, Inc. (formerly known as American Ref-Fuel Holdings Corp., and referred to as “ARC Holdings”) and its subsidiaries on June 24, 2005. Substantially all of Covanta’s operations were conducted in the insurance industry prior to its acquisition of Covanta Energy through its indirect subsidiaries, National American Insurance Company of California (“NAICC”) and related entities.
      Covanta Energy develops, constructs, owns and operates for itself and others infrastructure for the conversion of waste-to-energy and independent power production in the United States and abroad. Following its acquisition of ARC Holdings, an owner and operator of six waste-to-energy projects and related businesses in the northeast United States, Covanta Energy owns or operates 55 energy generation facilities, 43 of which are in the United States and 12 of which are located outside of the United States. Covanta Energy’s energy generation facilities use a variety of fuels, including municipal solid waste, water (hydroelectric), natural gas, coal, wood waste, landfill gas and heavy fuel oil. Covanta Energy also owns or operates several businesses that are associated with its waste-to-energy business, including a waste procurement business, two landfills, and several waste transfer stations. Covanta Energy also operates one water treatment facility which is located in the United States.
      The nature of Covanta’s business, the risks attendant to such business and the trends that Covanta faces have been significantly altered by the acquisitions of Covanta Energy and ARC Holdings. Accordingly, Covanta’s financial results prior to the acquisitions of Covanta Energy in March 2004 and ARC Holdings in June 2005 are not directly comparable to current and future financial results.
Covanta’s Business Strategy
      With the acquisition of Covanta Energy and ARC Holdings, Covanta is focused on the Waste and Energy Services business. Covanta’s mission is to be the world’s leading waste-to-energy company, with a complementary network of waste disposal and energy generation assets. Covanta expects to build value for its shareholders by satisfying its clients’ waste disposal and energy generation needs with safe, reliable and environmentally superior solutions. In order to accomplish this mission, Covanta intends to:
      Leverage its core competencies by:

•	providing outstanding client service,

•	utilizing an experienced management team,

•	developing and utilizing world-class technologies and operational expertise, and

•	applying proven asset management and cost control; and
      Maximize long-term value of its existing portfolio by:

•	continuing to operate at historic production levels,

•	continuing to execute effective maintenance programs,

•	extending operating contracts, and

•	enhancing the value of Covanta Energy-owned facilities after expiration of existing contracts; and

      Capitalize on growth opportunities by:

•	expanding existing waste-to-energy facilities in attractive markets,

•	developing TransRiver Marketing Company, L.P. (“TransRiver”) and its waste procurement and other expertise by leveraging that knowledge across a larger platform,

•	seeking new ownership opportunities or operating contracts for waste-to-energy and other energy projects, and

•	seeking additional opportunities in businesses ancillary to its existing business, including additional waste transfer, transportation, processing and landfill businesses.
Business Segments
      Covanta has two business segments: Waste and Energy Services, which is comprised of Covanta Energy’s business, and Other Services, which includes Covanta’s parent company operations and insurance business. Covanta’s Waste and Energy Services segment is substantially larger than its Other Services segment. Each of these segments are described below.
      Additional information about Covanta’s business segments is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Covanta’s Business Segments and in Note 1. Organization and Summary of Significant Accounting Policies and Note 27. Business Segments of the Notes to the Consolidated Financial Statements (“Notes”).
WASTE AND ENERGY SERVICES BUSINESS
      Covanta’s strategic acquisitions of Covanta Energy and ARC Holdings have made it a leader in the waste and energy services markets.

Covanta Energy
      On December 2, 2003, Covanta executed a definitive investment and purchase agreement to acquire Covanta Energy in connection with Covanta Energy’s emergence from Chapter 11 proceedings. On March 5, 2004, the Bankruptcy Court confirmed Covanta Energy’s proposed plans of reorganization and on March 10, 2004, Covanta acquired 100% of Covanta Energy’s equity for approximately $30 million.

ARC Holdings
      Covanta, through its wholly-owned subsidiary Covanta Energy, acquired ARC Holdings on June 24, 2005 by purchasing 100% of the issued and outstanding shares of ARC Holdings’ capital stock. Covanta’s purchase price was approximately $747 million, including transaction costs, for the stock of ARC Holdings and the assumption of the consolidated net debt of ARC Holdings, which was approximately $1.3 billion ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted cash). Covanta financed this transaction through a combination of debt and equity financing. The equity component of the financing was effected through a rights offering to existing Covanta shareholders (the “ARC Holdings Rights Offering”) that was consummated as of June 24, 2005.
      See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Discussion and Analysis of Liquidity and Capital Resources — Financing Arrangements, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Discussion of Liquidity and Capital Resources — Related Party Transactions — Affiliate Agreements, Note 3. Acquisitions and Dispositions and Note 18. Long-Term Debt of the Notes for a detailed description of this financing associated with this acquisition.
      ARC Holdings is now a wholly-owned subsidiary of Covanta Energy, and Covanta Energy controls the management and operations of the ARC Holdings facilities.

Waste-to-Energy Projects
      The fundamental purpose of Covanta Energy’s waste-to-energy projects is to provide waste disposal services, typically to municipal clients who sponsor the projects. Generally, Covanta Energy provides these services pursuant to long-term service contracts. The electricity or steam generated is generally sold pursuant to long-term power purchase agreements with local utilities or industrial customers, and most of the resulting revenues reduce the overall cost of waste disposal services to the municipal clients. The original terms of the service contracts are each 20 or more years, with the majority now in the second half of their respective terms. Many of Covanta Energy’s service contracts may be renewed for varying periods of time, at the option of the municipal client. Covanta Energy receives its revenue in the form of fees pursuant to the service or waste contracts, and in some cases, energy purchase agreements, at facilities it owns or operates. TransRiver, one of Covanta Energy’s subsidiaries, markets waste disposal services to third parties predominantly to efficiently utilize that portion of the waste disposal capacity of Covanta Energy’s projects which is not dedicated to municipal clients under such long-term service contracts.
      Covanta Energy currently operates waste-to-energy projects in 15 states, identified below under “Domestic Project Summaries.” Most of Covanta Energy’s operating waste-to-energy projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different to reflect the specific needs and concerns of a client community, applicable regulatory requirements and other factors. The following describes features generally common to these agreements, as well as important distinctions among them:

•	Covanta Energy designs the facility, helps to arrange for financing and then either constructs and equips the facility on a fixed price and schedule basis, or undertakes an alternative role, such as construction management, if that better meets the goals of the municipal client.

•	Following construction and during operations, Covanta Energy receives revenue from two primary sources: from fees it charges for operating projects or for processing waste received, and from payments for electricity and/or steam sales. Covanta Energy has twenty-three waste-to-energy projects at which it charges a fixed fee (which escalates over time pursuant to contractual indices) for its operation and maintenance services, referred to herein as having a “Service Fee” structure. Covanta Energy also has 8 waste-to-energy projects at which it charges a per-ton fee under contracts for processing waste, referred to herein as having a “Tip Fee” structure. At its Tip Fee projects, Covanta Energy contracts on both a long-term and short-term basis to utilize project disposal capacity, and as such generally has a greater exposure to waste market price fluctuation, as well as a greater exposure to project operating disruptions that may cause it to reduce waste acceptance.

•	The energy output from Covanta Energy’s projects is generally sold pursuant to long-term contracts to local utilities. Where a Service Fee structure exists, Covanta Energy’s client community usually retains a portion (generally 90%) of the energy revenues generated by the facility, and pays the balance to Covanta Energy. Where Tip Fee structures exist, Covanta Energy retains 100% of the energy revenues. At 3 of its projects, Covanta Energy sells its energy output under short-term contracts or on a spot-basis into the regional electricity grid. At its Tip Fee projects, Covanta Energy generally has a greater exposure to energy market price fluctuation, as well as a greater exposure to project operating performance.

•	Covanta Energy operates the facility and generally guarantees that it will meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. Covanta Energy’s failure to meet these guarantees or to otherwise observe the material terms of the service agreement (unless caused by the client community or by events beyond its control), may result in liquidated damages charged to Covanta Energy or, if the breach is substantial, continuing and unremedied, the termination of the applicable agreement. In the case of such a termination, Covanta Energy may be obligated to pay material damages, including payments to discharge project indebtedness. At three publicly-owned facilities Covanta Energy operates, the client community may terminate the operating contract under limited circumstances but without cause.

•	The client community is generally required to deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a fee for its disposal. A put-or-pay commitment means that the client community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal. This payment is due even if the counterparty delivers less than the full amount of waste promised. Where a Service Fee structure exists, portions of the service fee escalate to reflect indices of inflation. In many cases the client community must also pay for other costs, such as insurance, taxes, and transportation and disposal of the ash residue to the disposal site. If the facility is owned by Covanta Energy and a Service Fee structure exists, the client community also pays, as part of the service fee, an amount equal to the debt service due to be paid on the bonds issued to finance the facility. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the client community. In addition, the contracts generally require that the client community pay increased expenses and capital costs resulting from unforeseen circumstances, subject to limits which may be specified in the service agreement.

•	Financing for Covanta Energy’s domestic waste-to-energy projects is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the client community. If the facility is owned by a Covanta Energy subsidiary, the client community loans the bond proceeds to the subsidiary to pay for facility construction and pays to the subsidiary amounts necessary to pay debt service. For such facilities, project-related debt is included as “project debt (short-and long-term)” in the consolidated financial statements. Generally, such debt is secured by the revenues pledged under the respective indentures and is collateralized by the assets of Covanta Energy’s subsidiary with the only recourse to Covanta Energy being related to construction and operating performance defaults.

•	Covanta Energy and certain of its subsidiaries have issued instruments to their client communities and other parties which guarantee that Covanta Energy’s operating subsidiaries will perform in accordance with contractual terms including, where required, the payment of damages. Such contractual damages could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by client communities and operated by Covanta Energy subsidiaries, Covanta Energy’s potential maximum liability as of December 31, 2005 associated with the repayment of project debt on such facilities was in excess of $1 billion. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt which is presently not estimable. To date, Covanta Energy has not incurred material liabilities under such guarantees.
      Covanta Energy’s service and waste disposal agreements, as well as its energy contracts, expire at various times as noted in the table below. The extent to which any such expiration will affect Covanta Energy will depend upon a variety of factors, including whether the project itself is owned by Covanta Energy or its municipal client, market conditions then prevailing, and whether the municipal client exercises options it may have to extend the contract term. As Covanta Energy’s contracts expire it will become subject to greater market risk in maintaining and enhancing its revenues. As its service agreements at municipally-owned facilities expire, Covanta Energy intends to seek to enter into renewal or replacement contracts to operate several such facilities. Covanta Energy also will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. As Covanta Energy’s service and waste disposal agreements at facilities it owns or leases begin to expire, it intends to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, Covanta Energy expects to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to Covanta Energy. At Covanta Energy-owned facilities, the expiration of existing energy contracts will require Covanta Energy to sell its output either into the local electricity grid at prevailing rates or pursuant to new contracts. There can be no assurance that Covanta Energy will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable to Covanta Energy. See Item 1A. Risk Factors — Waste and Energy Services Business-Specific Risks — Covanta Energy may face increased risk of market influences on its domestic revenues after its contracts expire.

      Covanta Energy’s opportunities for growth by investing in new projects will be limited by existing non-project debt covenants, as well as by competition from other companies in the waste disposal business. For a discussion of such debt covenants, see Note 18. Long-Term Debt of the Notes. See Item 1A. Risk Factors — Waste and Energy Services Business-Specific Risks — Our ability to grow our Waste and Energy Services business may be limited.
Other Waste-Related Businesses
      TransRiver, a wholly-owned subsidiary of Covanta Energy, provides waste procurement services to Covanta Energy’s waste disposal and transfer facilities which have available capacity to receive waste. In doing so, TransRiver seeks to maximize Covanta Energy’s revenue, and ensures that Covanta Energy’s facilities are being utilized most efficiently, taking into account maintenance schedules and operating restrictions that may exist from time to time at each facility. TransRiver also provides management and marketing of ferrous and non-ferrous metals recovered from waste-to-energy operations, as well as services related to non-hazardous special waste destruction and residue management for Covanta Energy’s waste-to-energy projects.
      Covanta Energy’s waste-related business also include the operations of five transfer stations and two landfills in the northeast United States, which it utilizes to supplement and manage more efficiently the fuel requirements at its waste-to-energy operations.
Independent Power Projects
      Covanta Energy is also engaged domestically in developing, owning and/or operating independent power production facilities utilizing a variety of energy sources including water (hydroelectric), waste wood (biomass) and landfill gas. The electrical output from each facility, with one exception, is sold to local utilities. Covanta Energy’s revenues from the independent power production facilities are derived primarily from the sale of energy and capacity under energy contracts. The facilities and locations are identified below under “Domestic Project Summaries”.

Hydroelectric
      Covanta Energy owns a 50% equity interest in two run-of-river hydroelectric facilities which have a combined gross generating capacity of 17 megawatts (“MW”). Both facilities are located in the State of Washington and both sell energy and capacity to Puget Sound Energy under long-term energy contracts. A subsidiary of Covanta Energy provides operation and maintenance services at one of the facilities under a cost plus fixed-fee agreement.

Waste Wood
      Covanta Energy owns 100% interests in three wood-fired generation facilities and a 50% interest in a partnership which owns a fourth wood-fired generation facility, all of which are located in northern California. Fuel for the facilities is procured from local sources, primarily through short-term supply agreements. The price of the fuel varies depending on time of year, supply and price of energy. These projects have a combined gross generating capacity of 67.1 MW and sell energy and capacity to Pacific Gas & Electric Company under energy contracts which have fixed pricing through July 2006 and market pricing thereafter through 2011.

Landfill Gas
      Covanta Energy has interests in and/or operates six landfill gas projects which produce electricity by burning methane gas produced in landfills. Five of these projects are located in California, and one is located in Maryland. The six projects have a total gross generating capacity of 16.1 MW. The Maryland facility’s energy contract has expired and the facility is currently selling its output into the regional utility grid. The remaining five projects sell energy to various California utilities. Upon the expiration of the energy contracts, it is expected that these projects will enter into new power off-take arrangements or the projects will be shut down.

Water Project
      Covanta Energy designed, built and now continues to operate and maintain a 24 million gallon per day (“mgd”) potable water treatment facility and associated transmission and pumping equipment in Alabama. Under a long-term contract with a public utility authority, Covanta Energy is paid a fixed-fee plus pass-through costs for delivering processed water to a municipal water distribution system.
Domestic Project Summaries
      Summary information with respect to Covanta Energy’s domestic projects that are currently operating is provided in the following table:

						Contract Expiration
			Design Capacity			Dates

			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

A.	WASTE-TO-ENERGY
	TIP FEE STRUCTURES
1.	Alexandria/ Arlington	Virginia	975	22.0	Owner/Operator	2013	2023
2.	Delaware Valley	Pennsylvania	2,688	87.0	Lessee/Operator	2017	2016
3.	Haverhill	Massachusetts	1,650	44.6	Owner/Operator	NA	2019
4.	Hempstead	New York	2,671	75.0	Owner/Operator	2009	2009
5.	Niagara(1)	New York	2,250	50.0	Owner/Operator	NA	2014
6.	Southeast
	Massachusetts(2)	Massachusetts	2,700	78.0	Owner/Operator	NA	2015
7.	Union County	New Jersey	1,440	42.1	Lessee/Operator	2023	NA
8.	Warren County	New Jersey	400	11.8	Owner/Operator	NA	2013

						Contract Expiration
			Design Capacity			Dates

			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

	SERVICE FEE STRUCTURES
9.	Babylon	New York	750	16.8	Owner/Operator	2019	2019
10.	Bristol	Connecticut	650	16.3	Owner/Operator	2014	2014
11.	Detroit(1)(2)(3)	Michigan	2,832	68.0	Lessee/Operator	2009	2008
12.	Essex County	New Jersey	2,700	64.0	Owner/Operator	2020	2021
13.	Fairfax County	Virginia	3,000	93.0	Owner/Operator	2011	2015
14.	Hartford(2)(4)	Connecticut	2,000	68.5	Operator	2012	2012
15.	Hennepin County	Minnesota	1,212	38.7	Operator	2018	2018
16.	Hillsborough County(5)	Florida	1,800	29.0	Operator	2027	2010
17.	Honolulu(2)(3)	Hawaii	2,160	57.0	Lessee/Operator	2010	2015
18.	Huntington(6)	New York	750	24.3	Owner/Operator	2012	2012
19.	Huntsville(1)	Alabama	690	—	Operator	2016	2016
20.	Indianapolis(1)	Indiana	2,362	6.5	Owner/Operator	2008	2008
21.	Kent County(1)	Michigan	625	16.8	Operator	2010	2022
22.	Lake County	Florida	528	14.5	Owner/Operator	2014	2014
23.	Lancaster County	Pennsylvania	1,200	33.1	Operator	2011	2016
24.	Lee County(7)	Florida	1,836	57.3	Operator	2024	2015
25.	Marion County	Oregon	550	13.1	Owner/Operator	2014	2014
26.	Montgomery County	Maryland	1,800	63.4	Operator	2016	2006
27.	Onondaga County(6)	New York	990	36.8	Owner/Operator	2015	2025
28.	Pasco County	Florida	1,050	29.7	Operator	2011	2024
29.	Southeast Connecticut	Connecticut	689	17.0	Owner/Operator	2015	2017
30.	Stanislaus County	California	800	22.4	Owner/Operator	2010	2010
31.	Wallingford	Connecticut	420	11.0	Owner/Operator	2010	2010

		SUBTOTAL	46,168	1,207.7
B.	OTHER WASTE
	LANDFILLS
32.	Haverhill	Massachusetts	555	NA	Lessee/Operator	NA	NA
33.	CMW — Semass	Massachusetts	1,700	NA	Operator	2016	NA
	TRANSFER STATIONS
34.	Braintree	Massachusetts	1,200	NA	Owner/Operator	2015	NA
35.	Lynn	Massachusetts	885	NA	Owner/Operator	NA	NA
36.	Derwood	Maryland	2,500	NA	Operator	2015	NA
37.	Danvers	Massachusetts	250	NA	Operator	2011	NA
38.	Essex	Massachusetts	6	NA	Operator	2015	NA

		SUBTOTAL	7,096
C.	HYDROELECTRIC
39.	Koma Kulshan(8)	Washington	NA	12.0	Part Owner/Operator	NA	2037
40.	Weeks Falls(8)	Washington	NA	5.0	Part Owner	NA	2022

		SUBTOTAL		17.0

						Contract Expiration
			Design Capacity			Dates

			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

D.	WOOD
41.	Burney Mountain	California	NA	11.4	Owner/Operator	NA	2013
42.	Mount Lassen	California	NA	11.4	Owner/Operator	NA	2013
43.	Pacific Oroville	California	NA	18.7	Owner/Operator	NA	2013
44.	Pacific Ultrapower
	Chinese Station(8)	California	NA	25.6	Part Owner	NA	2013

		SUBTOTAL		67.1
E.	LANDFILL GAS
45.	Gude	Maryland	NA	3.0	Owner/Operator	NA	NA
46.	Otay	California	NA	3.7	Owner/Operator	NA	2009 - 2015
47.	Oxnard	California	NA	5.6	Owner/Operator	NA	2009
48.	Salinas	California	NA	1.5	Owner/Operator	NA	2007
49.	Santa Clara	California	NA	1.5	Owner/Operator	NA	2007
50.	Stockton	California	NA	0.8	Owner/Operator	NA	2007

		SUBTOTAL	NA	16.1

TOTAL			53,264	1,307.9

F.	WATER
51.	Bessemer	Alabama		24 mgd	Operator

(1)	Facility has been designed to export steam for sale.

(2)	Facility uses a refuse-derived fuel technology.

(3)	These projects are leased from third party lessors under arrangements where the lease benefits and burdens are primarily those of the related client community.

(4)	Under contracts with the Connecticut Resource Recovery Authority, Covanta Energy operates only the boilers and turbines for this facility.

(5)	With respect to this project, Covanta Energy has entered into agreements to expand waste processing capacity from 1,200 tons-per-day (“tpd”) to 1,800 tpd. The agreements will also extend the contract term from 2007 to 2027. If the client community is unable to obtain permits and financing for the expansion, the existing contract, processing capacity and contract term will remain in place. See Hillsborough County, Florida discussion below regarding expansion construction for this project.

(6)	Owned by a limited partnership in which the limited partners are not affiliated with Covanta Energy.

(7)	With respect to this project, Covanta Energy has entered into agreements to expand waste processing capacity from 1,200 tpd to 1,836 tpd and to increase gross electricity capacity from 36.9 MW to 57.3 MW. The agreements will also extend the contract term from 2014 to 2024. Construction of the expansion has commenced.

(8)	Covanta Energy has a 50% ownership interest in the project.
International Waste and Energy Services Business
      Covanta Energy conducts its international energy business through its wholly-owned subsidiary, Covanta Power International Holdings, Inc. (“CPIH”) and its subsidiaries. The largest element of CPIH’s waste and energy services business is its 26% ownership in and operation of a 510 MW (gross) pulverized coal-fired electric generating facility in the Philippines. CPIH also has interests in other fossil fuel generating projects in

Bangladesh, China, India and the Philippines, a waste-to-energy project in Italy and two small hydroelectric projects in Costa Rica. In general, these projects provide cash returns primarily from equity distributions and, to a lesser extent, operating fees. The projects sell the electricity and steam they generate under long-term contracts or market concessions to utilities, governmental agencies providing power distribution, creditworthy industrial users, or local governmental units. In select cases, such sales of electricity and steam may be provided under short-term arrangements as well.
      Covanta Energy presently has interests in international power projects with an aggregate generating capacity of approximately 1,051 MW (gross) with proportionate ownership in these facilities being approximately 461 MW. In addition to its headquarters in Fairfield, New Jersey, Covanta Energy’s international business is facilitated through field offices in Shanghai, China; Chennai, India; Manila, Philippines; and Bangkok, Thailand.
General Approach to International Projects
      In developing its international business, Covanta Energy has employed the same general approach to projects as is described above with respect to domestic projects. While Covanta Energy intends to focus its business primarily in domestic markets, it may seek to develop or participate in additional international projects, particularly waste-to-energy projects. Covanta Energy’s financing arrangements place limitations on investments and borrowings it may make in connection with such projects. For information related to the revenues and identifiable assets of the international business, see Note 27. Business Segments of the Notes.
      The ownership and operation of facilities in foreign countries in connection with Covanta Energy’s international business entails significant political and financial uncertainties that typically are not encountered in such activities in the United States as described in Item 1A. Risk Factors — Waste and Energy Services Business — Specific Risks — Exposure to international economic and political factors may materially and adversely affect our Waste and Energy Services businesses.
      Many of the countries in which Covanta Energy operates are lesser developed countries or developing countries where the political, social and economic conditions are typically less stable than in the United States. The financial condition and creditworthiness of the potential purchasers of power and services provided by Covanta Energy or of the suppliers of fuel for projects in these countries may not be as strong as those of similar entities in developed countries. The obligations of the purchaser under the energy contract, the service recipient under the related service agreement and the supplier under the fuel supply agreement generally are not guaranteed by any host country or other creditworthy governmental agency. At the time it develops a project, Covanta Energy undertakes a credit analysis of the proposed power purchaser or fuel supplier and to the extent appropriate and achievable within the commercial parameters of a project, requires such entities to provide financial instruments, such as letters of credit or arrangements regarding the escrowing of the receivables.
      Covanta Energy has typically sought to negotiate long-term contracts for the supply of fuel with creditworthy and reliable suppliers. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances; bureaucratic delays in the import, transportation and storage of fuel in the host country; customs and tariff disputes; and local or regional unrest or political instability. In most of the foreign projects in which Covanta Energy participates, it has sought, to the extent practicable, to shift the consequences of interruptions in the delivery of fuel (whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier’s control) to the electricity purchaser or service recipient by securing a suspension of its operating responsibilities under the applicable agreements and an extension of its operating concession under such agreements. In some instances, Covanta Energy requires the energy purchaser or service recipient to continue to make payments in respect of fixed costs if such interruptions occur. In order to mitigate the effect of short-term interruptions in the supply of fuel, Covanta Energy has also endeavored to provide on-site storage of fuel in sufficient quantities to address such interruptions.

      Payment for services that Covanta Energy provides will often be made in whole or in part in the domestic currencies of the host countries. Conversion of such currencies into U.S. dollars generally is not assured by a governmental or other creditworthy country agency and may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in the value of such currencies against the value of the U.S. dollar may cause Covanta Energy’s participation in such projects to yield less return than expected. Transfer of earnings and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws. Covanta Energy has sought to participate in projects in jurisdictions where limitations on the convertibility and expatriation of currency have been lifted by the host country and where such local currency is freely exchangeable on the international markets. In most cases, components of project costs incurred or funded in the currency of the United States are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation, and consequently there is risk in such situations that such power purchaser or service recipient will, at least in the near-term, be less able or willing to pay for the project’s power or service.
      Covanta Energy has sought to manage and mitigate these risks through all means that it deems appropriate, including: political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by United States and/or international development finance institutions in the financing of projects in which Covanta Energy participates; and joint ventures with other companies to pursue the development, financing and construction of these projects. Covanta Energy determines which mitigation measures to apply based on its balancing of the risk presented, the availability of such measures and their cost.
      In addition, Covanta Energy has generally participated in projects which provide services that are treated as a matter of national or key economic importance by the laws and politics of the host country. Therefore, there is a risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, made subject to local or national control or be subject to unfavorable legislative action, regulatory decisions or changes in taxation.
      In certain cases, Covanta Energy has issued guarantees of its operating subsidiaries contractual obligations to operate certain international power projects. The potential damages owed under such arrangements for international projects may be material if called. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than Covanta Energy’s then-available sources of funds. To date, Covanta Energy has not incurred any material liabilities under its guarantees on international projects.
      Covanta Energy’s international power projects are identified below under “International Project Summaries.” The following describes the important features of these projects, by fuel type:

Waste-to-Energy
      Covanta Energy owns a 13% equity interest in an 18 MW mass-burn waste-to-energy project at Trezzo sull’Adda in the Lombardy Region of Italy (the “Trezzo project”) which burns up to 500 metric tons per day of municipal solid waste. The remainder of the equity in the project is held by a subsidiary of Falck S.p.A. and the municipality of Trezzo sull’Adda. The Trezzo project is operated by Ambiente 2000 S.r.l. (“A2000”), an Italian special purpose limited liability company of which Covanta Energy owns 40%. The solid waste supply for the project comes from municipalities and privately-owned waste haulers under long-term contracts. The electrical output from the Trezzo project is sold at governmentally established preferential rates under a long-term purchase contract to Italy’s state-owned grid operator, Gestore della Rete di Trasmissione Nazionale S.p.A. (“GRTN”).
      A2000 also entered into a 15-year operations and maintenance agreement to operate and maintain a 10 MW waste-to-energy facility capable of processing up to 300 metric tons per day of refuse-derived fuel in the Municipality of San Vittore del Lazio (Frosinone), Italy (the “San Vittore project”). Operation and maintenance of the plant by A2000 was scheduled to commence during 2004, but has been delayed due to a dispute as to the validity of the operations and maintenance agreement. There can be no assurance as to the outcome of this dispute, or that A2000 will operate the San Vittore project.

Hydroelectric
      Covanta Energy operates two hydroelectric facilities in Costa Rica through an operating subsidiary pursuant to long-term contracts. Covanta Energy also has a nominal equity investment in each project. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a Costa Rica national electric utility.

Coal
      A partnership, in which Covanta Energy holds a 26% equity interest, owns a 510 MW (gross) coal-fired electric power generation facility located in Mauban, Quezon Province, the Philippines, (the “Quezon project”). The remaining equity interests are held by an affiliate of International Generating Company, an affiliate of General Electric Capital Corporation, and an entity owned by the original project developer. The project company sells electricity to Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila.
      Under an energy contract expiring in 2025, Meralco is obligated to take-or-pay for stated minimum annual quantities of electricity produced by the facility at an all-in tariff which consists of capacity, operating, energy, transmission and other fees adjusted to inflation, fuel cost and foreign exchange fluctuations. Project management continues to negotiate with Meralco with respect to proposed amendments to the power purchase agreement to modify certain commercial terms under the existing contract and to resolve issues relating to the project’s performance during its first year of operation. The project company has entered into two coal supply contracts expiring in 2015 and 2022. Under these supply contracts, the cost of coal is determined using a base energy price adjusted to fluctuations of specified international benchmark prices. Covanta Energy is operating the project through a subsidiary under a long-term agreement with the project company. In 2005, the project lenders permitted the full release for distribution of cash previously required to be held back in excess of reserve requirements. In addition, the project lenders granted an extension of an existing waiver permitting the project to continue to forego obtaining certain project insurance coverage levels that are not available at commercially reasonable rates.
      The financial condition of Meralco has been stressed by the failure of regulators to grant tariff increases to allow Meralco to achieve rates of return permitted by law. However, in late 2004, Meralco successfully refinanced $228 million (U.S.) in expiring short-term debt on a long-term seven year basis, improving Meralco’s financial condition. Covanta Energy has obtained political risk insurance for its equity investment in this project.
      Covanta Energy has majority equity interests in three coal-fired cogeneration facilities in three provinces in the People’s Republic of China. Two of these projects (the “Yanjiang project” and the “Linan project”) are operated by the project entity in which Covanta Energy holds a majority interest. The third project (the “Huantai project”) is operated by an affiliate of that project’s minority equity shareholder. Parties holding minority positions in the projects include a private company, a local government enterprise and affiliates of the local municipal government. In connection with the Linan project, the local People’s Congress has enacted a non-binding resolution calling for the relocation of the cogeneration facility from the city center to an industrial zone. The project company continues to review its options in this matter. While the steam produced at each of the three projects is intended to be sold under long-term contracts to the industrial hosts, in practice, steam has been sold on either a short-term basis to local industries or the industrial hosts, in each case at varying rates and quantities. At the Yanjiang and Linan projects, the electric power is sold at an “average grid rate” to a subsidiary of the Provincial power bureau. At the Huantai project, the electric power is sold directly to the industrial host at a similar rate. In December 2005, Covanta Energy entered into a letter of intent to sell the assets of the Huantai project to an affiliate of the minority equity shareholder for a sale price of $3.5 million in cash. The potential sale of this interest is subject to satisfactory diligence by the purchaser and execution of definitive documentation. Covanta can provide no assurance that such proposed sale will close.

Natural Gas
      Covanta Energy holds a 45% equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh (the “Haripur project”). The remaining equity interests are held by an affiliate of El Paso Energy Corporation and an affiliate of Wartsila North America, Inc. Subject to consents from the project lenders and the Government of Bangladesh, El Paso Energy Corporation is in the process of transferring its 50% interest in the project to Globaleq Asia Holdings Limited. The electrical output of the project is sold to the Bangladesh Power Development Board (“BPDB”), pursuant to an energy contract with minimum energy off-take provisions at a tariff divided into a fuel component and an “other” component. The fuel component reimburses the fuel cost incurred by the project up to a specified heat rate. The “other” component consists of a pre-determined base rate adjusted to actual load factor and foreign exchange fluctuations. The energy contract also obligates the BPDB to supply all the natural gas requirements of the project at a pre-determined base cost adjusted to fluctuations on actual landed cost of the fuel in Bangladesh. The BPDB’s obligations under the agreement are guaranteed by the Government of Bangladesh. Covanta Energy is operating the project through a subsidiary under a long-term agreement with the project company. In 2005, the project obtained the extension of an existing waiver from the project lenders permitting it to continue to forego obtaining certain project insurance coverage levels that are not available at commercially reasonable rates. Covanta Energy has obtained political risk insurance for its equity interest in this project.

Diesel/ Heavy Fuel Oil
      Covanta Energy holds majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in India. The first project, where Covanta Energy holds a 60% equity interest, is located near Samalpatti, in the state of Tamil Nadu (the “Samalpatti project”). The remaining equity interests are held by affiliates of Shapoorji Pallonji Infrastructure Capital Co. Ltd. and by Wartsila India Power Investment, LLC. The second project, where Covanta Energy holds a 77% equity interest, is located at Samayanallur, also in the state Tamil Nadu (the “Madurai project”). The balance of this equity interest is held by an Indian company controlled by the original project developer. The electrical output of both projects is sold to the Tamil Nadu Electricity Board (“TNEB”) pursuant to long-term agreements with full pass-through tariffs at a specified heat rates, operation and maintenance costs, and equity returns. TNEB’s obligations are guaranteed by the government of the State of Tamil Nadu. Indian oil companies supply the oil requirements of both projects through 15-year fuel supply agreements based on market prices. Covanta Energy operates both projects through subsidiaries under long-term agreements with the project companies.
      Disputing several tariff provisions, TNEB has failed to pay the full amount due under the energy contracts for both the Samalpatti and Madurai projects. Similar to many Indian state electricity boards, TNEB has also failed to fund the escrow account or post a letter of credit required under the project energy contracts, which failure constitutes a default under the project finance documents. The project lenders for both projects have not declared an event of default due to this matter and have permitted continued distributions of project dividends. To date, TNEB has paid the undisputed portion of its payment obligations (approximately 95%) representing each project’s operating costs, fuel costs, debt service and some equity return. Project lenders for both projects have either granted periodic waivers of such default or potential default and/or otherwise approved scheduled equity distributions. Neither such default nor potential default in the project financing arrangements constitutes a default under Covanta Energy’s recourse debt. TNEB has indicated a desire to renegotiate tariffs for both project energy contracts, and it is possible that the issue of the escrow account or letter of credit requirement will be resolved as part of any such process.
      A subsidiary of Covanta Energy owns and operates a 63 MW heavy fuel-oil fired electric power generation facility located in the province of Cavite, the Philippines (the “Magellan project”). Due to high fuel pricing and low tariff conditions, project revenues were insufficient to cover both operating costs and debt service beyond the second quarter of 2004 and in May 2004, the Magellan project company filed a petition for corporate rehabilitation under Philippine Law. On October 20, 2005, the Court overseeing the rehabilitation issued an order approving, with certain modifications, a rehabilitation plan. The approved rehabilitation plan, among other things, provided for debt restructuring and reduction via a debt-to-preferred equity swap. Covanta Energy will retain management control of the project, but its equity interest will be reduced from 100% to approximately 30 to 36%. The court’s order has been appealed by certain creditors which could result in modifications to the rehabilitation plan. Covanta Energy wrote off its investment in this project in 2002.
      Covanta Energy owns a minority interest in a 7 MW heavy fuel-oil fired electric power generation facility located in the province of Mindoro, the Philippines (the “Island Power project”) that has a long-term power sales contract.
International Project Summaries
      Summary information with respect to Covanta Energy’s projects that are currently operating is provided in the following table:

			Gross		Contract Expiration Dates
			Electric
			Capacity		Operation and
		Location	(MW)	Nature of Interest	Maintenance	Energy

A	WASTE-TO-ENERGY
1.	Trezzo(1)	Italy	18	Part Owner/Operator	2023	2023

B.	HYDROELECTRIC
2.	Don Pedro(2)	Costa Rica	14	Part Owner/Operator	2009	2009
3.	Rio Volcan(2)	Costa Rica	17	Part Owner/Operator	2009	2009

		SUBTOTAL	31

C.	COAL
4.	Huantai(3)(4)	China	36	Part Owner	NA	NA
5.	Linan(4)(5)	China	24	Part Owner/Operator	NA	NA
6.	Quezon(6)	Philippines	510	Part Owner/Operator	2025	2025
7.	Yanjiang(4)(7)	China	24	Part Owner/Operator	NA	NA

		SUBTOTAL	594

D.	NATURAL GAS
8.	Haripur(8)	Bangladesh	126	Part Owner/Operator	2014	2014

E.	DIESEL/ HEAVY FUEL OIL
9.	Island Power(9)	Philippines	7	Part Owner	NA	2010
10.	Madurai(10)	India	106	Part Owner/Operator	2016	2016
11.	Magellan(11)	Philippines	63	Owner/Operator	NA	2009
12.	Samalpatti(3)	India	106	Part Owner/Operator	2016	2016

		SUBTOTAL	282

TOTAL INTERNATIONAL MW IN OPERATION			1,051

(1)	Covanta Energy has a 13% interest in this project and a 40% interest in the operator Ambiente 2000 S.r.l.

(2)	Covanta Energy has a nominal ownership interest in this project.

(3)	Covanta Energy has a 60% ownership interest in these projects.

(4)	Assets of the project revert back to the local Chinese partner at the expiration of the Joint Venture Agreement in 2017.

(5)	Covanta Energy has an approximate 64% ownership interest in this project.

(6)	Covanta Energy has an approximate 26% ownership interest in this project.

(7)	Covanta Energy has an approximate 96% ownership interest in this project.

(8)	Covanta Energy has an approximate 45% ownership interest in this project. This project is capable of operating through combustion of diesel oil in addition to natural gas.

(9)	Covanta Energy has an approximate 20% ownership interest in this project.

(10)	Covanta Energy has an approximate 77% ownership interest in this project.

(11)	This project is in corporate rehabilitation proceedings. Under the rehabilitation plan approved by the Philippine Court, Covanta Energy’s ownership interest will be reduced from 100% to approximately 30% to 36%.
Business Development
      Covanta’s opportunities for growth by investing in new domestic business will be limited by Covanta Energy’s debt covenants, as well as by competition from other companies in the waste disposal and energy businesses. For Covanta to achieve meaningful growth, due to the capital intensive nature of its municipal solid waste processing and energy generating projects, Covanta must be able to invest its own funds, obtain equity or debt financing, and provide support to its operating subsidiaries. Covanta’s domestic project development has recently concentrated on working with its client communities to expand existing waste-to-energy project capacities, and has one project in advanced stages of development and another in construction. Covanta is pursuing additional expansion opportunities, as well as opportunities in businesses ancillary to its existing business such as additional waste transfer, transportation, processing and landfill businesses. Covanta is also pursuing international waste and/or energy business opportunities, particularly in markets where the regulatory environment encourages waste-to-energy development, such as in Italy, where Covanta has an existing presence, as well as in the United Kingdom.
      Covanta’s development efforts regarding project expansions are described below.

Hillsborough County, Florida
      Covanta Energy designed, constructed and now operates and maintains this 1,200 tpd mass-burn waste-to-energy facility located in and owned by Hillsborough County. Due to the growth in the amount of municipal solid waste generated in Hillsborough County, Hillsborough County informed Covanta Energy of its desire to expand the facility’s waste processing and electricity generation capacities, a possibility contemplated by the original contract between Covanta Energy and Hillsborough County. In August 2005, Covanta Energy and Hillsborough County entered into agreements to implement this expansion, and to extend the agreement under which Covanta Energy operates the facility, which would otherwise expire in 2007, through 2027. Environmental and other project related permits will need to be secured and financing completed by Hillsborough County in order for the agreements to take effect and construction to commence.

Lee County, Florida
      Covanta Energy designed, constructed and now operates and maintains this 1,200 tpd mass-burn waste-to-energy facility located in and owned by Lee County. Due to the growth in the amount of solid waste generated in Lee County, Lee County informed Covanta Energy of its desire to engage Covanta Energy to manage the expansion of the facility’s waste processing and electricity generation capacities, a possibility contemplated by the original contract between Covanta Energy and Lee County. As part of the agreement to implement this expansion, Covanta Energy received a long-term operating contract extension expiring in 2024. Contracts for construction of the expansion and contracts for operation and maintenance of the expanded facility have been executed by the parties. The principal environmental permit for the expansion has been received and construction of the expansion has commenced.

Honolulu, Hawaii
      This 2,160 ton per day refuse-derived fuel facility was designed and constructed by an entity not related to Covanta Energy. Subsequently, Covanta Energy purchased the rights to operate and maintain the facility on behalf of the City and County of Honolulu. Previously, the City and County of Honolulu had informed Covanta Energy of their desire to expand the facility’s waste processing capacity, a possibility contemplated by the original contract between Covanta Energy and the City and County of Honolulu. However, more recently the City and County of Honolulu may be reconsidering their desire to expand their facility and are evaluating alternatives to accommodate their waste disposal needs. At this time, there can be no assurance that any definitive agreements will be finalized or approved by the parties or that the City and County of Honolulu will, in fact, expand the facility.
OTHER SERVICES BUSINESS
Discussion of Other Services Business
      Given the significance of the Covanta Energy and ARC Holdings acquisitions to Covanta’s business, results of operations and financial condition, Covanta decided, during the third quarter of 2005, to combine the previously separate business segments of Insurance Services and Parent-only operations into one reportable segment referred to as “Other Services.” Certain prior period amounts, such as parent investment income, have been reclassified in the consolidated financial statements to conform to the current period presentation.
      The operations of the parent company prior to the acquisition of Covanta Energy on March 10, 2004, primarily included general and administrative expense related to officer salaries, legal and other professional fees and insurance. Subsequent to the acquisition of Covanta Energy, these expenses are reimbursed by Covanta Energy under an administrative services agreement. The parent company operations also include income earned on its investments.
     Insurance Business
      Following the acquisitions of Covanta Energy and ARC Holdings, the relative contribution of Covanta’s insurance business to Covanta’s cash flow and its relative percentage of Covanta’s financial obligations were significantly reduced. Consequently, unlike prior years, Covanta’s insurance business neither contributes materially to Covanta’s cash flow nor imposes material financial obligations on Covanta.
      Covanta’s insurance business continues to represent an important element of Covanta’s structure in that its net operating loss carryforwards (“NOLs”) were primarily generated through the operations of former subsidiaries of Danielson Indemnity Company (“DIND”). Covanta’s ability to utilize that portion of the NOLs will depend upon the continued inclusion of its insurance business in Covanta’s consolidated federal income tax return. See Note 22. Income Taxes of the Notes for more information on Covanta’s NOLs.
      Covanta’s insurance operations are conducted through wholly-owned subsidiaries. NAICC, an indirect wholly-owned subsidiary of Covanta through DIND, is Covanta’s principal operating insurance subsidiary. References to “NAICC” include NAICC and its subsidiaries unless otherwise indicated. NAICC has historically managed its business across four principal lines of business: non-standard private passenger automobile; commercial automobile; workers’ compensation; and property and casualty. However, as of December 31, 2004, NAICC was engaged in writing exclusively non-standard private passenger automobile primarily in California.
      As discussed more fully below, Covanta’s insurance businesses have succeeded in reducing their loss ratio by tightening underwriting criteria, exiting unprofitable lines of business and focusing on writing more profitable lines of business through its arrangements with third parties providing marketing, underwriting and administration services. Such third parties do not have rate making authority or authority to enter into reinsurance arrangements. Such third parties are paid flat commission on new and renewal policies written and they participate in an incentive compensation arrangement dictated solely by underwriting results.

      Insurers admitted in California are required to obtain approval, from the California Department of Insurance, of rates and/or forms prior to being used. Many of the other states in which NAICC does business have similar requirements. Rates and policy forms are developed by NAICC and filed with the regulators in each of the relevant states, depending upon each state’s requirements. NAICC relies upon its own, as well as industry, experience in establishing rates.
      Non-standard risks are those segments of the driving public which generally are not considered “preferred” business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those drivers whose policies have not been renewed or whose policies have been declined by another insurance company. Generally, in order to address the associated higher risk of non-standard private automobile insurance, their premium rates are higher than standard premium rates while policy limits are lower than typical policy limits. Policyholder selection is governed by underwriting guidelines established by NAICC. Management believes that it is able to achieve underwriting success through refinement of various risk profiles, thereby dividing the non-standard market into more defined segments which can be adequately priced. Additionally, traditional lower policy limits lend themselves to quicker claims processing allowing management to respond more quickly to changing loss trends, by revising underlying underwriting guidelines and class and rate filings accordingly.
      NAICC maintains reserves with respect to net unpaid losses and loss adjustment expense (“LAE”), representing the estimated indemnity cost and expense necessary to cover the ultimate net cost of investigating and settling claims. Such estimates are based upon estimates for reported losses, historical company experience of losses reported by reinsured companies for insurance assumed and actuarial estimates based upon historical company and industry experience for development of reported and unreported claims (incurred but not reported). Any changes in estimates of ultimate liability are reflected in current operating results. Inflation is assumed, along with other factors, in estimating future claim costs and related liabilities. NAICC does not discount any of its loss reserves. NAICC believes its provisions for unpaid losses and LAE are adequate to cover the net cost of losses and loss expenses incurred to date, and that it satisfies all reserve based capital requirements imposed under applicable insurance regulations.
      In its normal course of business, NAICC typically reinsures a portion of its exposure with other insurance companies so as to effectively limit its maximum loss arising out of any one occurrence. Contracts of reinsurance do not legally discharge the original insurer from its primary liability. Estimated reinsurance receivables arising from these contracts of reinsurance are reported separately as assets in accordance with generally accepted accounting principles in the United States.
MARKETS, COMPETITION AND BUSINESS CONDITIONS
General Business Conditions
      Covanta Energy’s business can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, changes in laws, natural disasters, energy shortages, fuel costs, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which Covanta Energy has no control.
      Covanta Energy expects in the foreseeable future that competition for new contracts and projects will be intense in all markets in which Covanta Energy conducts or intends to conduct its businesses, and its businesses will be subject to a variety of competitive and market influences.
      With respect to its waste-related businesses, including its waste-to-energy and TransRiver businesses, Covanta Energy competes in the waste disposal market, which is highly competitive. While Covanta Energy currently processes for disposal over 5% of the municipal solid waste in the United States, the market for waste disposal is almost entirely price-driven and is greatly influenced by economic factors within regional “waste sheds.” These factors include:

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
      In the waste disposal market, disposal service providers seek to obtain waste supplies to their facilities by competing on disposal price (usually on a per-ton basis) with other disposal service providers. At all but 8 of its waste-to-energy facilities, Covanta Energy typically is unable to compete in this market because it does not have the contractual right to solicit waste. At these facilities, it is the client community which is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to Covanta Energy’s facility. At 8 of its waste-to-energy facilities and at its TransRiver businesses, Covanta Energy is responsible for obtaining material amounts of waste supply and therefore, is actively competing in these markets to enter into spot medium- and long-term contracts. All of these waste-to-energy projects are in densely populated areas, with high waste generation rates and numerous large and small participants in the regional market. Certain of its competitors in these markets are vertically-integrated waste companies which include waste collection operations, and thus have the ability to control supplies of waste which may restrict Covanta Energy’s ability to offer disposal services at attractive prices. Covanta Energy’s business does not include waste collection operations.
      Covanta Energy’s waste operations are largely concentrated in the northeastern United States. See Item 1A. Risk Factors — Waste and Energy Services Business-Specific Risks — Covanta Energy’s waste operations are concentrated in one region, and expose us to regional economic or market declines for additional information concerning this geographic concentration.
      If a long-term contract expires and is not renewed or extended by a client community, Covanta Energy’s percentage of contracted disposal capacity will decrease, and it will need to compete in the regional market for waste disposal. At that point, it will compete on price with landfills, transfer stations, other waste-to-energy facilities and other waste disposal technologies that are then offering disposal service in the region. See discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Waste and Energy Service — Contract Duration for additional information concerning the expiration of existing contracts.
      Covanta may develop or acquire, itself or jointly with others, additional waste or energy projects or businesses. If it were to do so in a competitive procurement, Covanta would face competition in the selection process from other companies, some of which may have greater financial resources than Covanta. If it were selected, the amount of market competition it would thereafter face would depend upon the extent to which the capacity at any such project would be committed under contract. If Covanta were to develop or acquire additional projects or businesses not in the context of a competitive procurement, it would face competition in the regional market and compete on price with landfills, transfer stations, other waste-to-energy facilities, other energy producers and other waste disposal or energy generation technologies that are then offering service in the region.
      With respect to its sales of electricity from its waste-to-energy projects and independent power projects, Covanta Energy primarily sells its output pursuant to long-term contracts. Accordingly, it generally does not sell its output into markets where it must compete on price. As these contracts expire, Covanta Energy will participate in such markets if it is unable to enter into new or renewed long-term contracts. See discussion under Item 1A. Risk Factors — Waste and Energy Services Business-Specific Risks — Covanta Energy may

face increased risk of market influences on its domestic revenues after its contracts expire for additional information concerning the expiration of existing contracts.
      Once a contract is awarded or a project is financed and constructed, Covanta Energy’s business can be impacted by a variety of risk factors which can affect profitability over the life of a project. Some of these risks are at least partially within Covanta Energy’s control, such as successful operation in compliance with law and the presence or absence of labor difficulties or disturbances. Other risk factors are largely out of Covanta Energy’s control and may have an adverse impact on a project over a long-term operation. See Item 1A. Risk Factors — Waste and Energy Services Business-Specific Risks for more information on these types of risks.
     Technology
      Covanta Energy has the exclusive right to market in the United States the proprietary mass-burn technology of Martin GmbH fur Umwelt und Energietechnik, referred to herein as “Martin.” The principal feature of the Martin technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin technology has expired and there are various other expired and unexpired patents relating to the Martin technology. Covanta Energy believes that it is Martin’s know-how and worldwide reputation in the waste-to-energy field, and Covanta Energy’s know-how in designing, constructing and operating waste-to-energy facilities, rather than the use of patented technology, that is important to Covanta Energy’s competitive position in the waste-to-energy industry in the United States. Covanta Energy does not believe that the expiration of the remaining patents covering portions of the Martin technology will have a material adverse effect on Covanta Energy’s financial condition or competitive position.
      Covanta Energy believes that mass-burn technology is now the predominant technology used for the combustion of municipal solid waste. Covanta Energy believes that the Martin technology is a proven and reliable mass-burn technology, and that its association with Martin has created significant name recognition and value for Covanta Energy’s domestic waste-to-energy business.
      Since 1984, Covanta Energy’s rights to the Martin technology have been provided pursuant to a cooperation agreement with Martin which gives Covanta Energy exclusive rights to market, and distribute parts and equipment for the Martin technology in the United States, Canada, Mexico, Bermuda and certain Caribbean countries. Martin is obligated to assist Covanta Energy in installing, operating and maintaining facilities incorporating the Martin technology. The cooperation agreement renews automatically each year unless notice of termination is given, in which case the cooperation agreement would terminate ten years after such notice. Any termination would not affect the rights of Covanta Energy to design, construct, operate, maintain or repair waste-to-energy facilities for which contracts have been entered into or proposals made prior to the date of termination.
      Through facility acquisitions, Covanta Energy owns and/or operates some waste-to-energy facilities which utilize additional technologies, including non-Martin mass-burn technologies, and refuse-derived fuel technologies which include pre-combustion waste processing not required with a mass-burn design.
     Insurance Business
      The insurance industry is highly competitive, comprised of a large number of companies, many of which operate in more than one state, offering automobile, homeowners and commercial property insurance, as well as insurance coverage in other lines. Many of NAICC’s competitors have larger volumes of business, greater financial resources and higher financial strength ratings. NAICC’s competitors having greater shares of the California market sell automobile insurance either directly to consumers, through independent agents and brokers or through exclusive agency arrangements similar to those utilized by NAICC.
      The principal means by which Covanta’s insurance business competes with other automobile insurers is by its focus on meeting the needs of the non-standard private passenger automobile market in California where it believes it has competitive pricing, underwriting and service capabilities. Covanta’s insurance business also competes by using niche marketing efforts of its products.

      The operating results of a property and casualty insurer are influenced by a variety of factors including general economic conditions, competition, regulation of insurance rates, weather and frequency and severity of losses. The California non-standard personal automobile market in which NAICC operates has experienced a recovery of rate adequacy; however, competition is rising with a number of new entrants into the marketplace, resulting in underwriting guidelines softening. Frequency of claims remained stable from 2003 to 2004 and increased in 2005, while the average cost of settling claims has steadily improved from 2003 to 2005.
REGULATION OF BUSINESS
      Covanta’s waste and energy services business and its insurance business are both highly regulated.
Environmental Regulatory Laws Affecting Covanta’s Waste and Energy Services Business
      Covanta Energy’s business activities in the United States are pervasively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste and also regulate the storage and handling of chemicals and petroleum products (such laws and regulations are referred to collectively as the “Environmental Regulatory Laws”).
      Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act commonly known as “CERCLA” and collectively referred to with such other laws as the “Environmental Remediation Laws”, make Covanta Energy potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with Covanta Energy’s activities and the activities at sites. These include landfills that Covanta Energy’s subsidiaries have owned, operated or leased or, at which there has been disposal of residue or other waste generated, handled or processed by such subsidiaries. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some service agreements provide for indemnification of operating subsidiaries from certain liabilities. In addition, other subsidiaries involved in landfill gas projects have access rights to landfill sites pursuant to certain leases that permit the installation, operation and maintenance of landfill gas collection systems. A portion of these landfill sites have been federally-designated “Superfund” sites. Each of these leases provide for indemnification of the Covanta Energy subsidiary from some liabilities associated with these sites.
      The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste, independent power project or water facility, and further require that permits be maintained throughout the operating life of the facility. There can be no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject an operating subsidiary to regulatory enforcement actions by the appropriate governmental unit, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. See Item 1A. Risk Factors — Waste and Energy Services Business-Specific Risks — Compliance with environmental laws could adversely affect our results of operations. To date, Covanta Energy has not incurred material penalties, been required to incur material capital costs or additional expenses, or been subjected to material restrictions on its operations as a result of violations of Environmental Regulatory Laws or permit requirements.
      Although Covanta Energy’s operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, Covanta Energy believes that it is in substantial compliance with existing Environmental Regulatory Laws. Covanta Energy may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state laws. In certain instances Covanta Energy may be exposed to joint and several liabilities for remedial action or damages.

Covanta Energy’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.
      The Environmental Regulatory Laws are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants, for storage and handling of petroleum products or chemicals, or for solid or hazardous waste or ash handling and disposal. Thus, as new technology is developed and proven, it may be required to be incorporated into new facilities or major modifications to existing facilities. This new technology may often be more expensive than that used previously.
      The Clean Air Act Amendments of 1990 required the Environmental Protection Agency (“EPA”) to issue New Source Performance Standards (“NSPS”) and Emission Guidelines (“EG”) applicable to new and existing municipal waste combustion (“MWC”) units. EPA issued its first NSPS and EG for large MWCs (“First MACT Rule”) in 1995 and 1997. Covanta Energy installed all new equipment needed to achieve the emissions limits imposed by the First MACT Rule prior to the December 19, 2000 general compliance deadline. On December 19, 2005, EPA issued for public comment its proposed revisions to the NSPS and EG for large MWCs (“Proposed MACT Revisions”). Although EPA does not propose to expand the list of regulated pollutants beyond those included in the First MACT Rule, its Proposed MACT Revisions would lower the emission limits for most of those pollutants.
      The public comment period for the Proposed MACT Revisions closed on February 6, 2006; EPA is expected to issue the final rule (“Final MACT Rule”) in April 2006. The compliance deadlines for the Final MACT Rule are expected to be July 2006 for the NSPS (new MWC units), and on or before April 2009 for the EG (existing MWC units). Until the Final MACT Rule is issued, it is not possible to predict with certainty its impact on waste-to-energy facilities operated by Covanta Energy subsidiaries. However, Covanta Energy anticipates that it is unlikely existing waste-to-energy facilities will require capital improvements to comply with the EG. It is, however, likely that most existing facilities will incur increased operating and maintenance costs. The costs to Covanta Energy associated with compliance with the Final MACT Rule is not expected to be material, and at many projects such costs are expected to be shared with Covanta Energy’s municipal clients.
      On November 1, 2005, EPA issued a proposed rule to implement the revised National Ambient Air Quality Standards for fine particulate matter, or PM2.5 (“PM2.5 Rule”). Unlike the MACT rules discussed above, the PM2.5 Rule is not specific to waste-to-energy facilities, but instead is a nationwide standard for ambient air quality. The primary impact of the PM2.5 Rule will be on those counties in certain states that are designated by EPA as “non-attainment” with respect to those standards. EPA’s proposed rule to implement the PM2.5 Rule will guide how states achieve compliance with the PM2.5 Rule, and could result in more stringent regulation of certain waste-to-energy facility emissions that already are regulated by the MACT standards.
      The costs to meet new rules for existing facilities owned by municipal clients generally will be borne by the municipal clients. For projects owned or leased by Covanta Energy subsidiaries, the municipal clients generally have the obligation to fund such capital improvements, and at certain of its projects Covanta Energy may be required to fund a portion of the related costs. In certain cases, the Covanta Energy subsidiary is required to fund the full cost of capital improvements.
      Covanta Energy believes that most costs incurred to meet the Final MACT Rule and PM2.5 Rule at facilities it operates may be recovered from municipal clients and other users of its facilities through increased fees permitted to be charged under applicable contracts.
      The Environmental Remediation Laws prohibit disposal of regulated hazardous waste at Covanta Energy’s municipal solid waste facilities. The service agreements recognize the potential for improper deliveries of hazardous waste and specify procedures for dealing with hazardous waste that is delivered to a facility. Although some service agreements require Covanta Energy’s subsidiary to be responsible for some costs related to hazardous waste deliveries, to date no operating subsidiary has incurred material hazardous waste disposal costs.
      Domestic drinking water facilities are subject to regulation of water quality by the state and federal agencies under the federal Safe Drinking Water Act and by similar state laws. These laws provide for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Under the federal Clean Water Act, Covanta Energy may be required to obtain and comply with National Pollutant Discharge Elimination System permits for discharges from its treatment stations. Generally, under its current contracts, Covanta Energy is not responsible for fines and penalties resulting from the delivery to Covanta Energy’s treatment facility of water not meeting standards set forth in those contracts.
Energy and Water Regulations Affecting Covanta’s Waste and Energy Services Business
      Covanta Energy’s businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of their domestic facilities and to similar laws applicable to their foreign operations. Federal laws and regulations applicable to many of Covanta Energy’s domestic energy businesses impose limitations on the types of fuel used and prescribe the degree to which these businesses are subject to federal and state utility-type regulation. State regulatory regimes govern rate approval and the other terms and conditions pursuant to which utilities purchase electricity from independent power producers, except to the extent such regulation is governed by federal law.
      Pursuant to the Public Utility Regulatory Policies Act of 1978 (“PURPA”), the Federal Energy Regulatory Commission (“FERC”) has promulgated regulations that exempt qualifying facilities (facilities meeting certain size, fuel and ownership requirements, referred to as “QFs”) from compliance with certain provisions of the Federal Power Act (“FPA”), the Public Utility Holding Company Act of 1935 (“PUHCA”) (through February 2006), and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of cogeneration facilities and other facilities making use of non-fossil fuel power sources, including waste-to-energy facilities. The exemptions afforded by PURPA to QFs from regulation under the FPA and most aspects of state electric utility regulation are of great importance to Covanta Energy and its competitors in the waste-to-energy and independent power industries. Except with respect to waste-to-energy facilities with a net power production capacity in excess of 30 MW (where rates are set by the FERC), state public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from QFs.
      The Energy Policy Act of 2005, passed in August 2005, makes certain changes to the federal energy laws applicable to Covanta Energy’s businesses, the most significant of which are described below:

•	The Energy Policy Act repeals PUHCA, effective February 2006, which eliminates any remote risk Covanta Energy might have faced by being subject to extensive, utility-type regulation and reporting if it were considered a holding company under PUHCA. The repeal of PUHCA has been balanced with increased FERC authority to cause record keeping and conduct investigations under appropriate circumstances. As a company that owns only QFs, exempt wholesale generators and/or foreign utility companies, Covanta Energy may be entitled to an exemption from FERC’s authority to cause such record keeping and conduct such investigations if it timely files a FERC-prescribed form, which it intends to do.

•	The Energy Policy Act amends certain provisions of PURPA. It terminates PURPA’s mandatory purchase (and sale) obligation imposed on utilities for the benefit of QFs where the QF has nondiscriminatory access to competitive power markets. Existing contracts are grandfathered, but expansions, renewals and new development projects must rely on competitive power markets, rather than PURPA protections, in establishing and maintaining their viability in most geographic regions in which the Covanta Energy businesses operate. The Energy Policy Act also eliminates the utility ownership limitation for QFs. This change might have the effect of making some transactions and development projects more likely to be consummated. This could result in greater utility ownership of

QFs than previously was the case due to PURPA and PUHCA restrictions and considerations. If these transactions and development projects occur in the areas of waste-to-energy, other renewable energy and independent power, it could serve to increase competition with Covanta Energy’s businesses by bringing greater utility participation to these markets.

•	The Energy Policy Act extends or establishes certain renewable energy incentives and tax credits which might be helpful to expansions of Covanta Energy’s businesses or to new development.

Regulation Affecting Covanta’s International Business
      Covanta Energy presently has ownership and operating interests in electric generating projects outside the United States. Most countries have expansive systems for the regulation of the power business. These generally include provisions relating to ownership, licensing, rate setting and financing of generation and transmission facilities.
      Covanta Energy aims to provide energy generating and other infrastructure through environmentally protective project designs, regardless of the location of a particular project. This approach is consistent with the stringent environmental requirements of multilateral financing institutions, such as the World Bank, and also with Covanta Energy’s experience in domestic waste-to-energy projects, where environmentally protective facility design and performance is required. Compliance with environmental standards comparable to those of the United States may be conditions to the provision of credit by multilateral banking agencies, as well as other lenders or credit providers. The laws of other countries also may require regulation of emissions into the environment, and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally different from those applicable in the United States. See Item 1A. Risk Factors — Waste and Energy Services Business-Specific Risks — Exposure to international economic and political factors may materially and adversely affect our Waste and Energy Services businesses and Item 1A. Risk Factors — Waste and Energy Services Business-Specific Risks — Compliance with environmental laws could adversely affect our results of operations. As with domestic project development, there can be no assurance that all required permits will be issued, and the process can often cause lengthy delays.
Regulation Affecting Covanta’s Insurance Business
      Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The agencies established pursuant to these state laws have broad administrative and supervisory powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, establishment of guaranty associations, licensing of agents, approval of policy forms, premium rate filing requirements, reserve requirements, the form and content of required regulatory financial statements, capital and surplus requirements and the maximum concentrations of certain classes of investments. Most states also have enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. Covanta and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in California and Montana, and routinely report to other jurisdictions. The National Association of Insurance Commissioners has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk-based capital requirements. It is not possible to predict the impact of future state and federal regulation on the operations of Covanta or its insurance business.
      NAICC is an insurance company domiciled in the State of California and is regulated by the California Department of Insurance for the benefit of policyholders. The California Insurance Code does not permit the payment of an extraordinary shareholder dividend without prior approval from the California Insurance Commissioner. Dividends are considered extraordinary if they exceed the greater of net income or 10% of statutory surplus as of the preceding December 31st. As of the date of this filing, and into the foreseeable future, NAICC does not have sufficient accumulated earned surplus to pay dividends.
      A model for determining the risk-based capital requirements, referred to as “RBC requirements,” for property and casualty insurance companies was adopted in December 1993. The model generally assesses the assets at risk and underwriting operations and determines policyholders’ surplus levels necessary to support such activity. NAICC has calculated its RBC requirement under the most recent RBC requirement model and, as of December 31, 2005, it had capital in excess of the regulatory Authorized Control level. As of December 31, 2005, the RBC requirement of NAICC improved to 589% compared to 361% in 2004.
EMPLOYEES
      As of December 31, 2005, Covanta employed 3,600 full-time employees worldwide, of which a majority are employed in the United States.
      Of Covanta’s employees in the United States, approximately 11% are represented by organized labor. Currently, Covanta Energy is party to seven collective bargaining agreements: two of these agreements are scheduled to expire in 2006, four in 2007, and one in 2008.
      Covanta considers relations with its employees to be good and does not anticipate any significant labor disputes in 2006.
EXECUTIVE OFFICERS

		Age as of
		February 24,	Officer
Name	Position and Office Held	2006	Since

Anthony J. Orlando	President and Chief Executive Officer	46	2004
Craig D. Abolt	Senior Vice President and Chief Financial Officer	45	2004
John M. Klett	Senior Vice President, Operations of Covanta Energy	59	1987
Timothy J. Simpson	Senior Vice President, General Counsel and Secretary	47	2004
Thomas E. Bucks	Vice President and Chief Accounting Officer	49	2005
      Anthony J. Orlando was named the President and Chief Executive Officer of Covanta in October 2004 and was elected as a director of Covanta in September 2005 and is a member of the Public Policy Committee. Previously, he had been President and Chief Executive Officer of Covanta Energy since November 2003. From March 2003 to November 2003 he served as Senior Vice President, Business and Financial Management of Covanta Energy. From January 2001 until March 2003, Mr. Orlando served as Covanta Energy’s Senior Vice President, Waste-to-Energy. Previously, he served as executive Vice President of Covanta Energy Group, Inc. Mr. Orlando joined Covanta Energy in 1987.
      Craig D. Abolt has served as the Senior Vice President and Chief Financial Officer of Covanta since October 2004. He has served as Senior Vice President and Chief Financial Officer of Covanta Energy since June 2004. Prior to joining Covanta, Mr. Abolt served as chief financial officer of DIRECTV Latin America, a majority-owned subsidiary of Hughes Electronics Corporation, from June 2001 until May 2004. From December 1991 until June 2001, he was employed by Walt Disney Company in several executive finance positions.
      John M. Klett was named Senior Vice President, Operations of Covanta Energy in March 2003. Prior thereto he served as Executive Vice President of Covanta Waste to Energy, Inc. for more than five years. Mr. Klett joined Covanta Energy in 1986. Mr. Klett has been in the waste to energy business since 1977. He has been in the power business since 1965.
      Timothy J. Simpson has served as the Senior Vice President, General Counsel and Secretary of Covanta since October 2004. Since March 2004 he has served as Senior Vice President, General Counsel and Secretary of Covanta Energy. From June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy. Previously, he served as Senior Vice President,

Associate General Counsel and Assistant Secretary of Covanta Energy Group, Inc. Mr. Simpson joined Covanta Energy in 1992.
      Thomas E. Bucks has served as the Vice President and Chief Accounting Officer of Covanta since April 2005. Mr. Bucks served as Covanta’s Controller from February 2005 to April 2005. Prior to joining Covanta, Mr. Bucks served as Senior Vice President — Controller of Centennial Communications Corp., a leading provider of regional wireless and integrated communications services in the United States and the Caribbean, from March 1995 through February 2005, where he was the principal accounting officer and was responsible for accounting operations and external financial reporting.
Involvement In Certain Legal Proceedings
      Messrs. Orlando, Klett and Simpson were officers of Covanta Energy when it filed for bankruptcy and have continued as officers of Covanta Energy after its emergence from bankruptcy and confirmation of its plan of reorganization. As further described in the Business section above, Covanta Energy’s Chapter 11 proceedings commenced on April 1, 2002. Covanta Energy and most of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. All of the bankruptcy cases were jointly administered under the caption “In re Ogden New York Services, Inc., et al., Case Nos. 02-40826 (CB), et al.” On March 5, 2004, the Bankruptcy Court entered an order confirming the plan of reorganization and plan for liquidation for subsidiaries involved in non-core businesses and on March 10, 2004, both plans were effected.
      Mr. Abolt served as the Chief Financial Officer of DirectTV Latin America, LLC, referred to a “DLA”, when it filed for bankruptcy in March 2003 and after its emergence from bankruptcy and confirmation of its plan of reorganization in February 2004. DLA filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 18, 2003 in the United States Bankruptcy Court for the District of Delaware, which entered an order confirming DLA’s plan of reorganization on February 13, 2004, and the plan became effective on February 24, 2004.

Item 1A.	RISK FACTORS
      The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to Covanta Energy Corporation and its subsidiaries; the term “ARC Holdings” refers to Covanta ARC Holdings, Inc. and its subsidiaries; and the term “NAICC” refers to National American Insurance Company of California and its subsidiaries.
      The following risk factors could have a material adverse effect on our business, financial condition and results of operations.
Covanta Holding Corporation-Specific Risks

We cannot be certain that our NOLs will continue to be available to offset our tax liability.
      As of December 31, 2005, we estimated that we had approximately $489 million of NOLs. In order to utilize the NOLs, we must generate consolidated taxable income which can offset such carryforwards. The NOLs are also utilized by income from certain grantor trusts that were established as part of the reorganization of certain of our subsidiaries engaged in the insurance business (which we refer to as the “Mission Insurance entities”). The NOLs will expire if not used. The availability of NOLs to offset taxable income could be substantially reduced if we were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an “ownership change” if there is more than a 50% increase in stock ownership during a three-year “testing period” by “5% stockholders.”
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
      The NOLs will expire in various amounts, if not used, between 2006 and 2023. The Internal Revenue Service (“IRS”) has not audited any of our tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset our future consolidated taxable income and we may not be able to satisfy our obligations to Covanta Energy under a tax sharing agreement described below or to pay taxes that may be due from our consolidated tax group.
      Reductions in our NOLs could occur in connection with the administration of the grantor trusts associated with the Mission Insurance entities which are in state insolvency proceedings. During or at the conclusion of the administration of these grantor trusts, material taxable income could result which could utilize a substantial portion of our NOLs, which in turn could materially reduce our cash flow and ability to service our current debt. The impact of a material reduction in our NOLs could also cause an event of default under our current debt and a possible substantial reduction of our deferred tax asset, as reflected in our financial statements. For a more detailed discussion of the Mission Insurance entities and the grantor trusts, please see Note 4. California Grantor Trust Settlement and Note 22. Income Taxes of the Notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.
      In addition, if our existing insurance business were to require capital infusions from us in order to meet certain regulatory capital requirements and were we to fail to provide such capital, some or all of our subsidiaries comprising our insurance business could enter insurance insolvency or bankruptcy proceedings. In such event, such subsidiaries may no longer be included in our consolidated tax return, and a portion, which could constitute a significant portion, of our remaining NOLs may no longer be available to us. In such event, there may be a significant inclusion of taxable income in Covanta’s federal consolidated income tax return.

Reduced liquidity and price volatility could result in a loss to investors.
      Although our common stock is listed on the New York Stock Exchange, there can be no assurance as to the liquidity of an investment in our common stock or as to the price an investor may realize upon the sale of our common stock. These prices are determined in the marketplace and may be influenced by many factors, including the liquidity of the market for our common stock, the market price of our common stock, investor perception and general economic and market conditions, company performance, and waste and energy market conditions.

Concentrated stock ownership and a restrictive certificate of incorporation provision may discourage unsolicited acquisition proposals.
      As of March 3, 2006, SZ Investments (together with EGI Fund (05-07)), Third Avenue and Laminar, separately own or will have the right to acquire approximately 15.78%, 6.00% and 18.46%, respectively, or when aggregated, 40.24% of our outstanding common stock. Although there are no agreements among SZ Investments, Third Avenue and Laminar regarding their voting or disposition of shares of our common stock, the level of their combined ownership of shares of common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. In addition, the change in ownership limitations contained in Article Fifth of our certificate of incorporation could have the effect of discouraging or impeding an unsolicited takeover proposal.

Future sales of our common stock may depress our stock price.
      No prediction can be made as to the effect, if any, that future sales of our common stock, or the availability of our common stock for future sales, will have on the market price of our common stock. Sales in the public market of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. In addition, in connection with the Covanta Energy acquisition financing, we filed a registration statement on Form S-3 to register the resale of

17,711,491 shares of our common stock held by Laminar, Third Avenue and SZ Investments, which was declared effective on August 24, 2004. In connection with our acquisition of ARC Holdings, we have agreed to register upon demand, within twelve months of the June 24, 2005 closing of the ARC Holdings acquisition, the resale of certain shares held or acquired by Laminar, Third Avenue and SZ Investments in an underwritten public offering. The potential effect of these shares being sold may be to depress the price at which our common stock trades.

Our controls and procedures may not prevent or detect all acts of fraud.
      Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our companies have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the SEC, to implement Section 404, we are required to furnish a report by our management to include in our Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.
      We have in the past discovered, and may potentially in the future, discover areas of our internal control over financial reporting which may require improvement. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
Waste and Energy Services Business-Specific Risks

In connection with the ARC Holdings acquisition, Covanta has incurred a large amount of debt, and we cannot assure you that our cash flow from operations will be sufficient to pay this debt.
      Following the acquisition of ARC Holdings, Covanta Energy had corporate debt of $675 million, of which $629 million remains outstanding as of December 31, 2005, which we have guaranteed. Our ability to service this debt will depend upon:

•	the continued operation and maintenance of our facilities, consistent with historical performance levels;

•	compliance with our debt covenants under our, and our subsidiaries’, various credit arrangements;

•	compliance by our subsidiaries with their respective debt covenants in order to permit distributions of cash to Covanta Energy;

•	maintenance or enhancement of revenue from renewals or replacement of existing contracts, and from new contracts to expand existing facilities or operate additional facilities;

•	market conditions affecting waste disposal and energy pricing, as well as competition from other companies for contract renewals, expansions and additional contracts, particularly after Covanta Energy’s existing contracts expire; and

•	the continued availability to Covanta Energy of the benefit of our NOLs under a tax sharing agreement.
      For a more detailed discussion of Covanta Energy’s domestic debt covenants, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Discussion and Analysis of Liquidity and Capital Resources — Waste and Energy Services Segment and Note 18. Long-Term Debt of the Notes.
      Covanta’s ability to make payments on its indebtedness and to fund planned capital expenditures and other necessary expenses will depend on its ability to generate cash and receive dividends and distributions from its subsidiaries in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that Covanta Energy’s business will generate sufficient cash flow from operations to pay this debt.

We may not have access to the cash flow and other assets of our subsidiaries that may be needed to make payment on Covanta Energy’s debt.
      Much of our business is conducted through our subsidiaries. Our ability to make payments on the debt incurred by Covanta Energy is dependent on the earnings and the distribution of funds from our subsidiaries.
      Certain of our subsidiaries and affiliates are already subject to project and other financing arrangements and will not guarantee our obligations on Covanta Energy’s debts. The debt agreements of these subsidiaries and affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to us. In addition, a substantial amount of the assets of our non-guarantor subsidiaries and affiliates has been pledged as collateral under their respective project financing agreements, or financings at intermediate subsidiary levels, and will be excluded entirely from the liens in favor of Covanta Energy’s financing. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Discussion and Analysis of Liquidity and Capital Resources — Waste and Energy Services Segment and Note 18. Long-Term Debt of the Notes for a more complete description of the terms of such indebtedness. We cannot assure you that certain of the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments on the Covanta Energy indebtedness when due.

Our ability to grow our Waste and Energy Services business may be limited.
      Our ability to grow our Waste and Energy Services business by investing in new projects may be limited by debt covenants in Covanta Energy’s principal financing agreements, and by potentially fewer market opportunities for new waste-to-energy facilities. Our Waste and Energy Services business is based upon building and operating municipal solid waste disposal and energy generating projects, which are capital intensive businesses that require financing through direct investment and the incurrence of debt. The covenants in Covanta Energy’s financing agreements limit investments in new projects or acquisitions of new businesses and place restrictions on Covanta Energy’s ability to expand existing projects. The covenants limit borrowings to finance new construction, except in limited circumstances related to expansions of existing facilities.

Operation of our Waste and Energy Services facilities and the expansion of facilities involve significant risks.
      The operation of our Waste and Energy Services facilities and the construction of new or expanded facilities involve many risks, including:

•	the inaccuracy of our assumptions with respect to the timing and amount of anticipated revenues;

•	supply interruptions;

•	the breakdown or failure of equipment or processes;

•	difficulty or inability to find suitable replacement parts for equipment;

•	the unavailability of sufficient quantities of waste;

•	decreases in the fees for solid waste disposal;

•	decreases in the demand or market prices for recovered ferrous or non-ferrous metal;

•	disruption in the transmission of electricity generated;

•	permitting and other regulatory issues, license revocation and changes in legal requirements;

•	labor disputes and work stoppages;

•	unforeseen engineering and environmental problems;

•	unanticipated cost overruns;

•	weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism;

•	the exercise of the power of eminent domain; and

•	performance below expected levels of output or efficiency.
      We cannot predict the impact of these risks on our Waste and Energy Services business or operations. These risks, if they were to occur, could prevent Covanta Energy and its subsidiaries from meeting their obligations under their operating contracts.

Development, construction and operation of new projects may not commence as scheduled, or at all.
      The development and construction of new facilities involves many risks including siting, permitting, financing and construction delays and expenses, start-up problems, the breakdown of equipment and performance below expected levels of output and efficiency. New facilities have no operating history and may employ recently developed technology and equipment. Our Waste and Energy Services businesses maintain insurance to protect against risks relating to the construction of new projects; however, such insurance may not be adequate to cover lost revenues or increased expenses. As a result, a new facility may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss. In certain situations, if a facility fails to achieve commercial operation, at certain levels or at all, termination rights in the agreements governing the facility’s financing may be triggered, rendering all of the facility’s debt immediately due and payable. As a result, the facility may be rendered insolvent and we may lose our interest in the facility.

Our insurance and contractual protections may not always cover lost revenues, increased expenses or liquidated damages payments.
      Although our Waste and Energy Services businesses maintain insurance, obtain warranties from vendors, require contractors to meet certain performance levels and, in some cases, pass risks, we cannot control to the service recipient or output purchaser, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenues, increased expenses or liquidated damages payments.

Performance reductions could materially and adversely affect us and our projects may operate at lower levels than expected.
      Most service agreements for our waste-to-energy facilities provide for limitations on damages and cross-indemnities among the parties for damages that such parties may incur in connection with their performance under the contract. In most cases, such contractual provisions excuse our Waste and Energy Services businesses from performance obligations to the extent affected by uncontrollable circumstances and provide for service fee adjustments if uncontrollable circumstances increase its costs. We cannot assure you that these provisions will prevent our Waste and Energy Services businesses from incurring losses upon the occurrence of uncontrollable circumstances or that if our Waste and Energy Services businesses were to incur such losses they would continue to be able to service their debt.
      Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations associated with its waste-to-energy, independent power and water facilities. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to their municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. The obligations guaranteed will depend upon the contract involved. Many of Covanta Energy’s subsidiaries have contracts to operate and maintain waste-to-energy facilities. In these contracts the subsidiary typically commits to operate and maintain the facility in compliance with legal requirements; to accept minimum amounts of solid waste; to generate a minimum amount of electricity per ton of waste; and to pay damages to contract counterparties under specified circumstances, including those where the operating subsidiary’s contract has been terminated for default. Any contractual damages or other obligations incurred by Covanta Energy and certain of its subsidiaries could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. Additionally, damages payable under such guarantees on our owned waste-to-energy facilities could expose us to recourse liability on project debt. Covanta Energy and certain of its subsidiaries may not have sufficient sources of cash to pay such damages or other obligations. We cannot assure you that Covanta Energy and such subsidiaries will be able to continue to avoid incurring material payment obligations under such guarantees or that if it did incur such obligations that they would have the cash resources to pay them.

Our Waste and Energy Services businesses generate their revenue primarily under long-term contracts and must avoid defaults under their contracts in order to service their debt and avoid material liability to contract counterparties.
      Covanta Energy’s subsidiaries must satisfy performance and other obligations under contracts governing waste-to-energy facilities. These contracts typically require Covanta Energy’s subsidiaries to meet certain performance criteria relating to amounts of waste processed, energy generation rates per ton of waste processed, residue quantity and environmental standards. The failure of Covanta Energy subsidiaries to satisfy these criteria may subject them to termination of their respective operating contracts. If such a termination were to occur, Covanta Energy’s subsidiaries would lose the cash flow related to the projects and incur material termination damage liability, which may be guaranteed by Covanta Energy or certain of its subsidiaries. In circumstances where the contract of one or more subsidiaries has been terminated due to the default of the Covanta Energy subsidiary they may not have sufficient sources of cash to pay such damages. We cannot assure you that Covanta Energy’s subsidiaries will be able to continue to perform their respective obligations under such contracts in order to avoid such contract terminations, or damages related to any such contract termination, or that if they could not avoid such terminations that they would have the cash resources to pay amounts that may then become due.

Covanta Energy and certain of its subsidiaries have provided guarantees and support in connection with its subsidiaries’ projects.
      Covanta Energy and certain of its subsidiaries are obligated to guarantee or provide financial support for its subsidiaries’ projects in one or more of the following forms:

•	support agreements in connection with service or operating agreement-related obligations;

•	direct guarantees of certain debt relating to three of its facilities;

•	contingent obligation to pay lease payment installments in connection with three of its facilities;

•	contingent credit support for damages arising from performance failures;

•	environmental indemnities; and

•	contingent capital and credit support to finance costs, in most cases in connection with a corresponding increase in service fees, relating to uncontrollable circumstances.
      Many of these contingent obligations cannot readily be quantified, but, if we were required to provide this support, it may be material to our cash flow and financial condition.

Covanta Energy may face increased risk of market influences on its domestic revenues after its contracts expire.
      Covanta Energy’s contracts to operate waste-to-energy projects expire on various dates between 2008 and 2023, and its contracts to sell energy output generally expire when the project’s operating contract expires. Expiration of these contracts will subject Covanta to greater market risk in maintaining and enhancing its revenues. As its operating contracts at municipally-owned projects approach expiration, Covanta Energy will seek to enter into renewal or replacement contracts to continue operating such projects. However, we cannot assure you that Covanta Energy will be able to enter into renewal or replacement contracts on terms favorable to it, or at all. Covanta Energy will seek to bid competitively for additional contracts to operate other facilities as similar contracts of other vendors expire. The expiration of existing energy sales contracts, if not renewed, will require Covanta Energy to sell project energy output either into the electricity grid or pursuant to new contracts.
      At some of our facilities, market conditions may allow Covanta Energy to effect extensions of existing operating contracts along with facility expansions. Such extensions and expansions are currently being considered at a limited number of Covanta Energy’s facilities in conjunction with its municipal clients. If Covanta Energy is unable to reach agreement with its municipal clients on the terms under which it would implement such extensions and expansions, or if the implementation of these extensions, including renewals and replacement contracts, and expansions are materially delayed, this may adversely affect Covanta Energy’s cash flow and profitability. We cannot assure you that Covanta Energy will be able to enter into such contracts or that the terms available in the market at the time will be favorable to it.

Our Waste and Energy Services businesses depend on performance by third parties under contractual arrangements.
      Our Waste and Energy Services businesses depend on a limited number of third parties to, among other things, purchase the electric and steam energy produced by its facilities, and supply and deliver the waste and other goods and services necessary for the operation of our energy facilities. The viability of our facilities depends significantly upon the performance by third parties in accordance with long-term contracts, and such performance depends on factors which may be beyond our control. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by our Waste and Energy Services businesses or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our Waste and Energy Services businesses may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. In addition, the bankruptcy or insolvency of a participant or third party in our Waste and Energy Services facilities could result in nonpayment or nonperformance of that party’s obligations to us.

Concentration of suppliers and customers may expose us to heightened financial exposure.
      Our Waste and Energy Services businesses often rely on single suppliers and single customers at our facilities, exposing such facilities to financial risks if any supplier or customer should fail to perform its obligations.
      Our Waste and Energy Services businesses often rely on a single supplier to provide waste, fuel, water and other services required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output. In most cases our Waste and Energy Services businesses have long-term agreements with such suppliers and customers in order to mitigate the risk of supply interruption. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations under their long-term agreements. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its contractual obligations and we are unable to find other customers or suppliers to produce the same level of profitability. We cannot assure you that such performance failures by third parties will not occur, or that if they do occur, such failures will not adversely affect the cash flows or profitability of our Waste and Energy Services business.
      In addition, for their waste-to-energy facilities, our subsidiaries rely on their municipal clients as a source not only of waste for fuel but also of revenue from fees for disposal services our subsidiaries provide. Because contracts of our subsidiaries with their municipal clients are generally long-term, our subsidiaries may be adversely affected if the credit quality of one or more of their municipal clients were to decline materially.

Our Waste and Energy Services business is subject to pricing fluctuations caused by the waste disposal and energy markets.
      While our Waste and Energy Services businesses both sell the majority of their waste disposal capacity and energy output pursuant to long-term contracts, a portion of this capacity and output representing approximately 30% of our anticipated revenue through 2009 is subject to market price fluctuation. With the acquisition of ARC Holdings, a larger percentage of our revenue is subject to market risk from fluctuations in waste market prices than has historically been the case. Consequently, short-term fluctuations in the waste and energy markets may have a greater impact on our revenues than we have previously experienced.

Covanta Energy’s waste operations are concentrated in one region, and expose us to regional economic or market declines.
      The majority of Covanta Energy’s waste disposal facilities are located in the northeastern United States, primarily along the Washington, D.C. to Boston, Massachusetts corridor. Adverse economic developments in this region could affect regional waste generation rates and demand for waste disposal services provided by Covanta Energy. Adverse market developments caused by additional waste disposal capacity in this region could adversely affect waste disposal pricing. Either of these developments could have a material adverse effect on Covanta Energy’s revenues and cash generation.

Some of Covanta Energy’s energy contracts involve greater risk of exposure to performance levels which could result in materially lower revenues.
      Eight of our 31 waste-to-energy facilities receive 100% of the energy revenues they generate. As a result, if we are unable to operate these facilities at their historical performance levels for any reason, our revenues from energy sales could materially decrease.

We may be unable to integrate the operations of ARC Holdings and Covanta Energy successfully and may not realize the full anticipated benefits of the acquisition.
      Achieving the anticipated benefits of the recent acquisition of ARC Holdings will depend in part upon our ability to integrate the two companies’ businesses in an efficient and effective manner. Our attempt to integrate two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating organizations in additional locations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. Employee uncertainty and lack of focus during the integration process may also disrupt the businesses of the combined company. Any inability of management to successfully integrate ARC Holdings’ operations with the operations of Covanta Energy could have a material adverse effect on our business and financial condition.
      The anticipated benefits of the transaction include the elimination of duplicative costs, the strategic expansion of Covanta Energy’s core waste-to-energy business in the northeast region of the United States and the strengthening of Covanta Energy’s credit profile and lowering of our cost of capital. We may not be able to realize, in whole or in part, or within the anticipated time frames, any of these expected costs savings or improvements. The realization of the anticipated benefits of the transaction are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. As a result, we may not be able to achieve our expected results of operations and our actual income, cash flow or earnings available to satisfy debt obligations may be materially lower than the pro forma results we have previously filed with the SEC.

Exposure to international economic and political factors may materially and adversely affect our Waste and Energy Services businesses.
      CPIH is a wholly-owned subsidiary of Covanta Energy. CPIH’s operations are conducted entirely outside the United States and expose it to legal, tax, currency, inflation, convertibility and repatriation risks, as well as potential constraints on the development and operation of potential business, any of which can limit the benefits to CPIH of a foreign project.
      CPIH’s projected cash distributions from existing facilities come from facilities located in countries with sovereign ratings below investment grade, including Bangladesh, the Philippines and India. The financing, development and operation of projects outside the United States can entail significant political and financial risks, which vary by country, including:

•	changes in law or regulations;

•	changes in electricity tariffs;

•	changes in foreign tax laws and regulations;

•	changes in United States federal, state and local laws, including tax laws, related to foreign operations;

•	compliance with United States federal, state and local foreign corrupt practices laws;

•	changes in government policies or personnel;

•	changes in general economic conditions affecting each country, including conditions in financial markets;

•	changes in labor relations in operations outside the United States;

•	political, economic or military instability and civil unrest; and

•	expropriation and confiscation of assets and facilities.

      The legal and financial environment in foreign countries in which CPIH currently owns assets or projects also could make it more difficult for it to enforce its rights under agreements relating to such projects.
      Any or all of the risks identified above with respect to the CPIH projects could adversely affect our revenue and cash generation. As a result, these risks may have a material adverse effect on our Waste and Energy Services business, consolidated financial condition and results of operations.

Exposure to foreign currency fluctuations may affect CPIH’s costs of operations.
      CPIH participates in projects in jurisdictions where limitations on the convertibility and expatriation of currency have been lifted by the host country and where such local currency is freely exchangeable on the international markets. In most cases, components of project costs incurred or funded in the currency of the United States are recovered with limited exposure to currency fluctuations through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation. As a result, there is a risk in such situations that such power purchaser or service recipient will, at least in the near term, be less able or willing to pay for the project’s power or service.

Exposure to fuel supply prices may affect CPIH’s costs and results of operations.
      Changes in the market prices and availability of fuel supplies to generate electricity may increase CPIH’s cost of producing power, which could adversely impact our energy businesses’ profitability and financial performance.
      The market prices and availability of fuel supplies of some of CPIH’s facilities fluctuate. Any price increase, delivery disruption or reduction in the availability of such supplies could affect CPIH’s ability to operate its facilities and impair its cash flow and profitability. CPIH may be subject to further exposure if any of its future operations are concentrated in facilities using fuel types subject to fluctuating market prices and availability. We may not be successful in our efforts to mitigate our exposure to supply and price swings.

Our inability to obtain resources for operations may adversely affect our ability to effectively compete.
      Our waste-to-energy facilities depend on solid waste for fuel, which provides a source of revenue. For most of our facilities, the prices they charge for disposal of solid waste are fixed under long-term contracts and the supply is guaranteed by sponsoring municipalities. However, for some of our waste-to-energy facilities, the availability of solid waste to us, as well as the tipping fee that we must charge to attract solid waste to its facilities, depends upon competition from a number of sources such as other waste-to-energy facilities, landfills and transfer stations competing for waste in the market area. In addition, we may need to obtain waste on a competitive basis as our long-term contracts expire at our owned facilities. There has been consolidation and there may be further consolidation in the solid waste industry which would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market disposal rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to us for disposal at some of our waste-to-energy facilities and market pricing.

Our efforts to grow our business will require us to incur significant costs in business development, often over extended periods of time, with no guarantee of success.
      Our efforts to grow our waste and energy business will depend in part on how successful we are in developing new projects and expanding existing projects. The development period for each project may occur over several years, during which we incur substantial expenses relating to siting, design, permitting, community relations, financing, and professional fees associated with all of the foregoing. Not all of our development efforts will be successful, and we may decide to cease developing a project for a variety of reasons. If the cessation of our development efforts were to occur at an advanced stage of development, we may have incurred a material amount of expenses for which we will realize no return.

Compliance with environmental laws could adversely affect our results of operations.
      Costs of compliance with federal, state and local existing and future environmental regulations could adversely affect our cash flow and profitability. Our Waste and Energy Services businesses are subject to extensive environmental regulation by federal, state and local authorities, primarily relating to air, waste (including residual ash from combustion) and water. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating our facilities. Our Waste and Energy Services businesses may incur significant additional costs to comply with these requirements. Environmental regulations may also limit our ability to operate our facilities at maximum capacity or at all. If our Waste and Energy Services businesses fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur. This may materially increase the amount we must invest to bring our facilities into compliance. In addition, lawsuits or enforcement actions by federal and/or state regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect our cash flow and profitability.
      Our Waste and Energy Services businesses may not be able to obtain or maintain, from time to time, all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with them, the operation of our facilities could be jeopardized or become subject to additional costs.

Energy regulation could adversely affect our revenues and costs of operations.
      Our Waste and Energy Services businesses are subject to extensive energy regulations by federal, state and foreign authorities. We cannot predict whether the federal, state or foreign governments will modify or adopt new legislation or regulations relating to the solid waste or energy industries. The economics, including the costs, of operating our facilities may be adversely affected by any changes in these regulations or in their interpretation or implementation or any future inability to comply with existing or future regulations or requirements.
      The FPA regulates energy generating companies and their subsidiaries and places constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under PURPA, our domestic facilities are exempt from most provisions of the FPA and state rate regulation. Our foreign projects are also exempt from regulation under the FPA.
      The Energy Policy Act of 2005 enacted comprehensive changes to the domestic energy industry which may affect our businesses. The Energy Policy Act removed certain regulatory constraints that previously limited the ability of utilities and utility holding companies to invest in certain activities and businesses, which may have the effect over time of increasing competition in energy markets in which we participate. In addition, the Energy Policy Act includes provisions that may remove some of the benefits provided to non-utility electricity generators, like Covanta Energy, after its existing energy sale contracts expire. As a result, we may face increased competition after such expirations occur.
      If our Waste and Energy Services businesses become subject to either the FPA or lose the ability under PURPA to require utilities to purchase our electricity, the economics and operations of our energy projects could be adversely affected, including as a result of rate regulation by the FERC, with respect to our output of electricity, which could result in lower prices for sales of electricity. In addition, depending on the terms of the project’s power purchase agreement, a loss of our exemptions could allow the power purchaser to cease taking and paying for electricity under existing contracts. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.

Failure to obtain regulatory approvals could adversely affect our operations.
      Our Waste and Energy Services businesses are continually in the process of obtaining or renewing federal, state and local approvals required to operate our facilities. While our Waste and Energy Services businesses currently have all necessary operating approvals, we may not always be able to obtain all required regulatory approvals, and we may not be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our facilities or the sale of electricity to third parties could be prevented, made subject to additional regulation or subject our Waste and Energy Services businesses to additional costs or a decrease in revenue.

The energy industry is becoming increasingly competitive, and we might not successfully respond to these changes.
      We may not be able to respond in a timely or effective manner to the changes resulting in increased competition in the energy industry in both domestic and international markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent U.S. competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of our business may come under increasing pressure. Regulatory initiatives in foreign countries where our Waste and Energy Services businesses have or will have operations involve the same types of risks.

Changes in technology may have a material adverse effect on our profitability.
      Research and development activities are ongoing to provide alternative and more efficient technologies to dispose of waste or produce power, including fuel cells, microturbines and solar cells. It is possible that advances in these or other technologies will reduce the cost of waste disposal or power production from these technologies to a level below our costs. Furthermore, increased conservation efforts could reduce the demand for power or reduce the value of our facilities. Any of these changes could have a material adverse effect on our revenues and profitability.

We have incurred and will continue to incur significant transaction and combination-related costs in connection with the acquisition of ARC Holdings.
      We expect to incur significant costs, which we currently estimate to be approximately $20 million through 2007, including costs incurred to date, associated with combining the operations of Covanta Energy and ARC Holdings. However, we cannot predict with certainty the specific size of those charges at this preliminary stage of the integration process. Although we expect the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, we cannot give any assurance that this net benefit will be achieved as planned in the near future or at all.
Insurance Business-Specific Risks

Insurance regulations may affect NAICC’s operations.
      The insurance industry is highly regulated. NAICC is subject to regulation by state and federal regulators, and a significant portion of NAICC’s operations are subject to regulation by the state of California. Changes in existing insurance regulations or adoption of new regulations or laws which could affect NAICC’s results of operations and financial condition may include, without limitation, proposed changes to California’s personal automobile rating regulations extension of California’s Low Cost Automobile Program beyond Los Angeles and San Francisco counties and changes to California’s workers’ compensation laws. We cannot predict the impact of changes in existing insurance regulations or adoption of new regulations or laws on NAICC’s results of operations and financial condition.

The insurance products sold by NAICC are subject to intense competition.
      The insurance products sold by NAICC are subject to intense competition from many competitors, many of whom have substantially greater resources than NAICC. The California non-standard personal automobile marketplace consists of over 100 carriers.
      In order to decrease rates, insurers in California must obtain prior permission for rate reductions from the California Department of Insurance. In lieu of requesting rate decreases, competitors may soften underwriting standards as an alternative means of attracting new business. Such tactics, should they occur, would introduce new levels of risk for NAICC and could limit NAICC’s ability to write new policies or renew existing profitable policies. We cannot assure you that NAICC will be able to successfully compete in these markets and generate sufficient premium volume at attractive prices to be profitable. This risk is enhanced by the reduction in lines of business NAICC writes as a result of its decision to reduce underwriting operations.

If NAICC’s loss experience exceeds its estimates, additional capital may be required.
      Unpaid losses and loss adjustment expenses are based on estimates of reported losses, historical company experience of losses reported for reinsurance assumed and historical company experience for unreported claims. Such liability is, by necessity, based on estimates that may change in the near term. NAICC cannot assure you that the ultimate liabilities will not exceed, or even materially exceed, the amounts estimated. If the ultimate liability materially exceeds estimates, then additional capital may be required to be contributed to some of our insurance subsidiaries. NAICC and the other insurance subsidiaries received additional capital contributions from us in 2003 and 2002, and NAICC cannot provide any assurance that it and its subsidiaries will be able to obtain additional capital on commercially reasonable terms or at all.
      In addition, due to the fact that NAICC and its other insurance subsidiaries are in the process of running off several significant lines of business, the risk of adverse development and the subsequent requirement to obtain additional capital is heightened.

Failure to satisfy capital adequacy and risk-based capital requirements would require NAICC to obtain additional capital.
      NAICC is subject to regulatory risk-based capital requirements. Depending on its risk-based capital, NAICC could be subject to various levels of increasing regulatory intervention ranging from company action to mandatory control by insurance regulatory authorities. NAICC’s capital and surplus is also one factor used to determine its ability to distribute or loan funds to us. If NAICC has insufficient capital and surplus, as determined under the risk-based capital test, it will need to obtain additional capital to establish additional reserves. NAICC cannot provide any assurance that it will be able to obtain such additional capital on commercially reasonable terms or at all.

Item 1B.	UNRESOLVED STAFF COMMENTS
      None.

Item 2.	PROPERTIES
      Covanta’s executive offices are located at 40 Lane Road, Fairfield, New Jersey, in an office building located on a 5.4 acre site owned by a subsidiary. The following table summarizes certain information relating to the locations of the properties Covanta or its subsidiaries own or lease:

		Approximate
		Size Site		Nature of
Location		(in Acres)(1)	Site Use	Interest(2)

OTHER SERVICES
1.	Fairfield, New Jersey	5.4	Office space	Own
2.	Long Beach, California(3)	14,632 sq. ft.	Office space	Lease
WASTE AND ENERGY SERVICES
	Domestic
3.	Anderson, California	2,000 sq. ft	Office space	Lease
4.	City of Industry, California	953 sq. ft.	Office space	Lease
5.	Montvale, New Jersey	34,000 sq. ft.	Office space	Lease
6.	Woodcliff Lake, New Jersey	18,048 sq. ft.	Office space	Lease
7.	Imperial County, California	83.0	Undeveloped desert land	Own
8.	Lake County, Florida	15.0	Waste-to-energy facility	Own
9.	Marion County, Oregon	15.2	Waste-to-energy facility	Own
10.	Bristol, Connecticut	18.2	Waste-to-energy facility	Own
11.	Niagara Falls, New York	12.5	Waste-to-energy facility	Own
12.	Rochester, Massachusetts	123.2	Waste-to-energy facility	Own (90%)
13.	Hempstead, New York	14.9	Waste-to-energy facility	Lease
14.	Newark, New Jersey	15.4	Waste-to-energy facility	Lease
15.	Preston, Connecticut	11.9	Waste-to-energy facility	Lease
16.	Alexandria/ Arlington, Virginia	3.3	Waste-to-energy facility	Lease
17.	Indianapolis, Indiana	23.5	Waste-to-energy facility	Lease
18.	Stanislaus County, California	16.5	Waste-to-energy facility	Lease
19.	Babylon, New York	9.5	Waste-to-energy facility	Lease
20.	Haverhill, Massachusetts	12.7	Waste-to-energy facility	Lease
21.	Wallingford, Connecticut	10.3	Waste-to-energy facility	Lease
22.	Fairfax County, Virginia	22.9	Waste-to-energy facility	Lease
23.	Union County, New Jersey	20.0	Waste-to-energy facility	Lease
24.	Huntington, New York	13.0	Waste-to-energy facility	Lease
25.	Warren County, New Jersey	19.8	Waste-to-energy facility	Lease
26.	Onondaga County, New York	12.0	Waste-to-energy facility	Lease
27.	Chester, Pennsylvania	51.2	Waste-to-energy facility	Lease
28.	Whatcom County, Washington	N/A	Hydroelectric project	Own (50%)
29.	Weeks Falls, Washington	N/A	Hydroelectric project	Lease
30.	Haverhill, Massachusetts	20.2	Landfill	Lease
31.	Haverhill, Massachusetts	16.8	Landfill expansion	Lease
32.	Derwood, Maryland	N/A	Landfill gas project	Lease

		Approximate
		Size Site		Nature of
Location		(in Acres)(1)	Site Use	Interest(2)

33.	San Diego, California	N/A	Landfill gas project	Lease
34.	Oxnard, California	N/A	Landfill gas project	Lease
35.	Salinas, California	N/A	Landfill gas project	Lease
36.	Santa Clara, California	N/A	Landfill gas project	Lease
37.	Stockton, California	N/A	Landfill gas project	Lease
38.	Lawrence, Massachusetts	11.8	Vacant Land	Own
39.	Burney, California	40.0	Wood waste project	Lease
40.	Jamestown, California	26.0	Wood waste project	Own (50%)
41.	Westwood, California	60.0	Wood waste project	Own
42.	Oroville, California	43.0	Wood waste project	Own
43.	Braintree, Massachusetts	6.7	Transfer station	Lease
44.	Lynn, Massachusetts	1.4	Transfer station	Own
	International
45.	Manila, Philippines	5,038 sq. ft.	Office space	Lease
46.	Bangkok, Thailand	7,276 sq. ft.	Office space	Lease
47.	Chennai, India	1,797 sq. ft.	Office space	Lease
48.	Samalpatti, India	2,546 sq. ft.	Office space	Lease
49.	Samayanallur, India	1,300 sq. ft.	Office space	Lease
50.	Shanghai, China	1,561 sq. ft.	Office space	Lease
51.	Zhejiang Province, People’s Republic of China	8.2	Coal-fired cogeneration facility	(4)
52.	Shandong Province, People’s Republic of China	8.2	Coal-fired cogeneration facility	(4)
53.	Jiangsu Province, People’s Republic of China	16.1	Coal-fired cogeneration facility	(4)
54.	Cavite, Philippines	3.2	Heavy fuel oil project	Lease
55.	Cavite, Philippines	2.5	Heavy fuel oil project	Lease
56.	Samayanallur, India	17.1	Heavy fuel oil project	Lease
57.	Samayanallur, India	2.3	Heavy fuel oil project	Lease
58.	Samalpatti, India	30.3	Heavy fuel oil project	Lease
59.	Bataan, Philippines	7.4	Diesel power plant	Lease

(1)	All sizes are in acres unless otherwise indicated.

(2)	All ownership or leasehold interests relating to projects are subject to material liens in connection with the financing of the related project, except those listed above under item 25, 32-37, 51-53. In addition, all leasehold interests exist at least as long as the term of applicable project contracts, and several of the leasehold interests are subject to renewal and/or purchase options.

(3)	NAICC entered into a five-year lease in July 2004 and lease payments began in February 2005.

(4)	Land use right reverts to China joint venture partner upon termination of joint venture agreement.

Item 3.	LEGAL PROCEEDINGS
      For information regarding legal proceedings, see Note 29. Commitments and Contingent Liabilities of the Notes to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no submission of matters to a vote of the security holders of Covanta that are required to be reported on this Annual Report on Form 10-K. The results of the proposals voted on at Covanta’s Annual Meeting of Stockholders held on September 19, 2005 were previously reported by Covanta in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 that was filed with the SEC on November 9, 2005.
PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
      On September 20, 2005, Danielson Holding Corporation changed its name to Covanta Holding Corporation. Covanta’s common stock was traded on the American Stock Exchange under the symbol “DHC” until close of trading on October 4, 2005. Since that date, Covanta’s common stock has been traded on the New York Stock Exchange under the symbol “CVA”. On March 3, 2006, there were approximately 1,160 holders of record of common stock. On March 3, 2006, the closing price of Covanta’s common stock on the New York Stock Exchange was $16.97 per share.
      The following table sets forth the high, low and closing stock prices of Covanta’s common stock for the last two years. These prices are as reported on the American Stock Exchange Composite Tape with respect to dates through the close of business on October 4, 2005 and these prices are as reported on the New York Stock Exchange Composite Tape with respect to dates on and after October 5, 2005.

	2005			2004

	High	Low	Close	High	Low	Close

First Quarter	$17.34	$7.95	$17.25	$10.03	$2.87	$9.30
Second Quarter	17.70	10.42	12.17	10.40	5.40	6.91
Third Quarter	13.64	11.67	13.43	7.15	5.52	6.09
Fourth Quarter	15.06	10.41	15.06	8.60	6.00	8.45
      The prices above reflect the impact of a rights offering announced in December 2003 and completed on May 18, 2004 and the ARC Holdings rights offering announced in February 2005 and completed on June 24, 2005.
      Covanta has not paid dividends on its common stock and does not expect to declare or pay any dividends in the foreseeable future. Under current financing arrangements there are material restrictions on the ability of Covanta’s subsidiaries to transfer funds to Covanta in the form of cash dividends, loans or advances that would likely materially limit the future payment of dividends on common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Discussion and Analysis of Liquidity and Capital Resources — Waste and Energy Services Segment for more detailed information on Covanta’s financing arrangements.

Item 6.	SELECTED FINANCIAL DATA
      Given the significance of the Covanta Energy and ARC Holdings acquisitions to Covanta’s business, results of operations and financial condition, Covanta decided, during the third quarter of 2005, to combine the previously separate business segments of Insurance Services and Parent-only operations into one reportable segment referred to as “Other Services.” Certain prior period amounts, such as parent investment income, have been reclassified in the consolidated financial statements to conform to the current period presentation.

	For the Years Ended December 31,

	2005(1)	2004(2)	2003(3)	2002(4)	2001

	(In thousands of dollars, except per share amounts)
Statements of Operations Data
Operating revenues	$978,763	$576,196	$41,123	$531,501	$92,104
Operating expenses	832,547	499,326	55,463	529,246	106,365
Operating income (loss)	146,216	76,870	(14,340)	2,255	(14,261)
Other income	15,193	—	—	2,793	—
Interest (expense) income, net	(83,844)	(41,396)	10	(37,657)	—
Income (loss) before taxes, minority interests and equity income (loss)	77,565	35,474	(14,330)	(32,609)	(14,261)
Minority interests	9,197	6,869	—	—	—
Income tax expense	34,651	11,535	18	346	73
Equity in net income (loss) from unconsolidated investments	25,609	17,024	(54,877)	—	—
Net income (loss)	59,326	34,094	(69,225)	(32,955)	(14,334)
Income (loss) per share(5)
Basic	0.49	0.39	(1.05)	(0.58)	(0.34)
Diluted	0.46	0.37	(1.05)	(0.58)	(0.34)
Balance Sheet Data
Cash and cash equivalents	$128,556	$96,148	$17,952	$25,183	$17,866
Restricted funds held in trust	447,432	239,918	—	—	—
Investments	52,573	65,042	71,057	93,746	148,512
Property, plant and equipment — net	2,724,843	819,400	254	654,575	131
Intangible assets, net	434,543	177,290	—	—	—
Goodwill	255,927	—	—	—	—
Deferred tax asset	47,294	26,910	—	—	—
Total assets	4,702,165	1,939,081	162,648	1,032,945	208,871
Deferred income taxes	533,169	109,465	—	—	—
Unpaid losses and LAE	46,868	64,270	83,380	101,249	105,745
Long-term debt	1,308,119	312,896	40,000	597,246	—
Project debt	1,598,284	944,737	—	—	—
Minority interest	80,628	83,350	—	—	—
Shareholders’ equity	599,241	134,815	27,791	77,360	74,463
Book value per share of common stock	4.24	1.84	0.50	1.63	2.48
Shares of common stock outstanding	141,166	73,430	55,105	47,459	30,039

(1)	For the year ended December 31, 2005, ARC Holdings’ results of operations are included in Covanta’s consolidated results subsequent to June 24, 2005. As a result of the consummation of the ARC Holdings acquisition on June 24, 2005, Covanta’s future performance will be significantly driven by the combined performance of Covanta Energy and ARC Holdings’ operations. As a result, the nature of Covanta’s business, the risks attendant to such business and the trends that it will face have been significantly altered by the acquisitions of Covanta Energy and ARC Holdings. Accordingly, Covanta’s historic financial performance and results of operations will not be indicative of our future performance.

(2)	For the year ended December 31, 2004, Covanta Energy’s results of operations are included in Covanta’s consolidated results since March 10, 2004. As a result of the consummation of the Covanta Energy acquisition on March 10, 2004, the future performance of Covanta will predominantly reflect the performance of Covanta Energy’s operations which are significantly larger than Covanta’s insurance operations.

(3)	ACL, which was acquired on May 29, 2002, and certain of its subsidiaries, filed a petition on January 31, 2003 with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division to reorganize under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, Covanta no longer maintained control of the activities of ACL and Covanta’s equity interest in ACL was cancelled when ACL’s plan of reorganization was confirmed on December 30, 2004 and it emerged from bankruptcy on January 11, 2005. Covanta’s investments in these entities are presented using the equity method effective as of the beginning of the year ending December 31, 2003 and were no longer consolidated. Equity in net loss from unconsolidated investments above consists of Covanta’s equity in the net loss of ACL, GMS and Vessel Leasing in 2003.

(4)	In 2002, Covanta purchased 100% of ACL, 5.4% of GMS and 50% of Vessel Leasing.

(5)	Basic and diluted earnings per share and the average shares used in the calculation of basic and diluted earnings per share and book value per share of common stock and shares of common stock outstanding for all periods have been adjusted retroactively to reflect the bonus element contained in the rights offering issued on May 18, 2004 and for the ARC Holdings rights offering issued on June 21, 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
      Covanta Holding Corporation (“Covanta”) is organized as a holding company with substantially all of its historic consolidated operations conducted in the insurance industry prior to the acquisition of Covanta Energy Corporation (“Covanta Energy”) in March 2004 and the acquisition of Covanta ARC Holdings, Inc. (formerly known as American Ref-Fuel Holdings Corp., referred to as “ARC Holdings”) in June 2005.
      On March 10, 2004, Covanta Energy, and most of its subsidiaries engaged in waste-to-energy, water and independent power production in the United States, consummated a reorganization plan (“Reorganization Plan”) and emerged from proceedings under Chapter 11 of the Bankruptcy Code (“Chapter 11”). As a result of the consummation of the Reorganization Plan, Covanta Energy became a wholly-owned subsidiary of Covanta. The results of operations and financial condition of Covanta Energy were consolidated for financial reporting purposes commencing on March 11, 2004. Several subsidiaries of Covanta Energy did not emerge from the Chapter 11 proceedings on March 10, 2004. These subsidiaries are referred to herein as “Remaining Debtors”. Covanta has included Lake County and Warren County as consolidated subsidiaries in its financial statements since their respective emergence dates. Upon Tampa Bay’s emergence from Chapter 11, Covanta Energy did not have any operating or ownership rights in this facility.
      On June 24, 2005, Covanta acquired, through Covanta Energy, 100% of the issued and outstanding shares of ARC Holdings. ARC Holdings and its subsidiaries operate six waste-to-energy facilities located in the northeastern United States and TransRiver Marketing Company, L.P. (“TransRiver”), a waste procurement company. Immediately upon closing of the acquisition, ARC Holdings became a wholly-owned subsidiary of Covanta Energy, and Covanta Energy assumed control of the management and operations of the ARC Holdings facilities. ARC Holdings’ results of operations were consolidated into Covanta beginning on June 25, 2005.
      The nature of Covanta’s business, the risks attendant to such business and the trends that it will face have been significantly altered by these acquisitions. The consolidated performance of Covanta in 2004 and 2005 has predominantly reflected, and the continued future performance of Covanta will predominantly reflect, the performance of its waste and energy services operations which are significantly larger than its insurance operations. Accordingly, Covanta’s financial performance prior to 2004 will not be comparable with its future performance and its financial performance in 2005 has been materially affected by the magnitude of the ARC Holdings acquisition relative to the size of the business of Covanta prior to such acquisition. Readers are directed to Management’s Discussion and Analysis of Covanta’s waste and energy services business below for a discussion of management’s perspective on important factors of operating and financial performance.
      Covanta’s acquisition of ARC Holdings markedly increased the size and scale of its Waste and Energy Services segment, and thus Covanta’s business. While Covanta’s consolidated assets increased to $4.7 billion at December 31, 2005 from $1.9 billion at the end of 2004, its consolidated debt increased to $2.9 billion from $1.3 billion in the same respective periods. The acquisition of ARC Holdings also provided Covanta Energy with the opportunity to achieve cost savings by combining its businesses with those of ARC Holdings and the opportunity to refinance its existing recourse debt and thereby lower its cost of capital and obtain less restrictive covenants in the credit agreements.
      With the acquisition of ARC Holdings, Covanta’s management is focused on:

•	providing its customers with superior service by operating its existing businesses to historic high standards;

•	generating sufficient cash to meet its liquidity needs;

•	paying down Covanta Energy’s new debt, as well as project and intermediate holding company debt, with a stated goal of paying down $700 million in debt (at all levels) between 2005 and the end of 2007; and

•	investing in and growing its business in order to create additional value for shareholders.
      Maintaining historic facility production levels while effectively managing operating and maintenance expense is important to optimize Covanta Energy’s long-term cash generation. Covanta Energy does not expect to receive any cash contributions from Covanta, and is prohibited under its principal financing arrangements from using its cash to issue dividends to Covanta except in limited circumstances. For expanded discussions of liquidity, see Liquidity and Capital Resources below.
      As part of the Covanta Energy acquisition, Covanta agreed to conduct a rights offering for up to 3.0 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta Energy prior to its bankruptcy at a purchase price of $1.53 per share (the “9.25% Offering”). Because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings acquisition, and the commencement of the related rights offering to shareholders (the “ARC Holdings Rights Offering”), Covanta restructured the 9.25% Offering so that the holders that participated in the 9.25% Offering were offered the right to purchase an additional 2.7 million shares of Covanta’s common stock which was an equivalent number of shares of common stock that such holders would have been entitled to purchase in the ARC Holdings Rights Offering if the 9.25% Offering had been consummated on or prior to the record date for the ARC Holdings Rights Offering. The purchase price for these additional shares was $6.00 per share, the same purchase price as in the ARC Holdings Rights Offering. On February 24, 2006, Covanta completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds.
      Covanta’s liquidity is enhanced by the existence of net operating loss carryforwards (“NOLs”), which predominantly arose from predecessor insurance entities of Covanta (formerly named Mission Insurance Group, Inc.). As described below, Covanta’s taxable income and loss relating to certain grantor trusts associated with these predecessor insurance entities continues to be included in Covanta’s consolidated tax group. The Internal Revenue Service (“IRS”) has not audited any of Covanta’s tax returns relating to the years during which the NOLs were generated. It is possible that the IRS could undertake an audit of Covanta’s tax returns for such years, as well as subsequent years during which taxable income or loss of such grantor trusts continue to be included in Covanta’s consolidated tax group. For additional detail relating to Covanta’s NOLs and risks attendant thereto, see Note 22. Income Taxes of the Notes to the Consolidated

Financial Statements (“Notes”) and Item 1A. Risk Factors — We cannot be certain that our NOLs will continue to be available to offset our tax liability.
      The ability of Covanta to utilize its NOLs to offset taxable income generated by the Waste and Energy Services operations could have a material effect on Covanta’s consolidated financial condition and results of operations. Covanta had NOLs estimated to be $489 million for federal income tax purposes as of December 31, 2005. The NOLs will expire in various amounts from December 31, 2006 through December 31, 2023, if not used. The amount of NOLs available to Covanta Energy will be reduced by any taxable income generated by current members of Covanta’s consolidated tax group, which include such grantor trusts associated with the Mission Insurance entities which have been in state insolvency proceedings in California and Missouri since the late 1980’s. During or at the conclusion of the administration of these grantor trusts by state insurance regulatory agencies, material taxable income could result which could utilize a substantial portion of Covanta’s NOLs, which in turn could materially reduce Covanta’s cash flow and its ability to service current debt and achieve debt reduction goals. The impact of a material reduction in Covanta’s NOLs could also cause an event of default under Covanta Energy’s current secured credit facilities and/or a reduction of a substantial portion of Covanta’s deferred tax asset relating to such NOLs.
      In January 2006, Covanta executed agreements with the California Commissioner of Insurance (the “California Commissioner”), who administers the majority of the grantor trusts, regarding the final administration and conclusion of such trusts. The agreements, which were approved by the California state court overseeing the Mission insolvency proceedings (the “Mission Court”), will take effect upon satisfaction of remaining conditions and settle matters that had been in dispute regarding the historic rights and obligations relating to the conclusion of the grantor trusts. The most significant of these conditions is a determination by the Mission Court of the aggregate amount of certain claims against the grantor trusts which are entitled to distributions of an aggregate of 1,572,625 shares of Covanta common stock previously issued to the California Commissioner under existing agreements entered into at the inception of the Mission Insurance entities’ reorganization. The distribution of such shares by the California Commissioner is among the final steps necessary to conclude the insolvency cases relating to the trusts being administered by the California Commissioner, and such arrangements would include a process by which a complete list of such claimants would be identified, and thereafter the shares to be delivered to such claimants by the California Commissioner. In connection with these agreements and in order to facilitate the orderly conclusion of the grantor trust estates, the distribution of such stock and the settlement of the related disputes, Covanta has agreed to pay an aggregate amount equal to approximately $9.14 million to the California Commissioner. While Covanta cannot predict with certainty what amounts, if any, may be includable in Covanta’s taxable income as a result of the final administration of the trusts, Covanta believes that these arrangements with the California Commissioner will result in no material reduction in available NOLs. For additional information regarding these arrangements (which are referred to herein as the “California Grantor Trust Settlement”) including its effects on Covanta’s deferred tax asset, see Note 4. California Grantor Trust Settlement and Note 22. Income Taxes of the Notes.
      Covanta is in preliminary discussions with the Director of the Division of Insurance of the State of Missouri (the “Missouri Director”), who administers the balance of the grantor trusts relating to the Mission Insurance entities, regarding similar arrangements for distribution of the remaining 154,756 shares of Covanta common stock by the Missouri Director to claimants of the Missouri grantor trusts. Covanta cannot give any assurance that it will enter into similar arrangements with the Missouri Director or that the administration of such estates will not result in a material reduction in available NOLs.
Covanta’s Business Segments
      Given the significance of the Covanta Energy and ARC Holdings acquisitions to Covanta’s results of operations and financial condition, Covanta decided, during the third quarter of 2005, to combine the previously separate business segments of Insurance Services and Parent-Only operations into one reportable segment called Other Services. Covanta currently has two reportable business segments — Waste and Energy Services and Other Services.

Waste and Energy Services
      The Waste and Energy Services segment includes Covanta Energy’s domestic and international businesses. Covanta Energy’s subsidiary Covanta Power International Holdings, Inc. (“CPIH”) and its subsidiaries engage in the independent power production business outside the United States.
      For all waste-to-energy projects, Covanta Energy receives revenue from two primary sources: fees it charges for operating projects or processing waste received and payments for electricity and steam sales. Covanta Energy also operates, and in some cases has ownership interests in, transfer stations and landfills which generate revenue from waste disposal fees or operating fees. In addition, Covanta Energy owns and in some cases operates other renewable energy projects in the United States which generate electricity from wood waste, landfill gas, and hydroelectric resources. The electricity from these projects is sold to utilities. For these projects, Covanta Energy receives revenue from electricity sales, and in some cases cash from equity distributions.
      Through CPIH, Covanta Energy also has ownership interests in, and/or operates, independent power production facilities in the Philippines, China, Bangladesh, India, and Costa Rica, and one waste-to-energy facility in Italy. The Costa Rica facilities generate electricity from hydroelectric resources while the other independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. For these projects, CPIH receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

Contract Structures
      Covanta Energy has 23 waste-to-energy projects at which it charges a fixed fee (which escalates over time pursuant to contractual indices Covanta Energy believes are appropriate to reflect price inflation) for its operation and maintenance services. These projects are referred to as having a “Service Fee” structure. Covanta Energy’s contracts at its Service Fee projects provide revenue that does not materially vary based on the amount of waste processed or energy generated and as such is relatively stable for the contract term. In addition, at most of Covanta Energy’s Service Fee projects, the operating subsidiary retains only a fraction of the energy revenues generated, with the balance used to provide a credit to the municipal client against its disposal costs. Therefore, in these projects, the municipal client derives most of the benefit and risk of energy production and changing energy prices.
      Covanta Energy also has 8 waste-to-energy projects at which it receives a per-ton fee under contracts for processing waste. These projects are referred to as having a “Tip Fee” structure. At its Tip Fee projects, Covanta Energy generally enters into long-term waste disposal contracts for a substantial portion of project disposal capacity and retains all of the energy revenue generated. Covanta Energy’s waste disposal and energy revenue from these projects is more dependent upon operating performance, and as such is subject to greater revenue fluctuation to the extent performance levels fluctuate.
      Under both structures, Covanta’s returns are expected to be stable if it does not incur material unexpected operation and maintenance costs or other expenses. In addition, most of Covanta Energy’s waste-to-energy project contracts are structured so that contract counterparties generally bear, or share in, the costs associated with events or circumstances not within Covanta Energy’s control, such as uninsured force majeure events and changes in legal requirements. The stability of Covanta Energy’s domestic revenues and returns could be affected by its ability to continue to enforce these obligations. Also, at some of Covanta Energy’s waste-to-energy facilities, commodity price risk is mitigated by passing through commodity costs to contract counterparties. With respect to its domestic and international independent power projects, such structural features generally do not exist because either Covanta Energy operates and maintains such facilities for its own account or does so on a cost-plus basis rather than a fixed-fee basis.
      Certain energy contracts related to domestic projects provide for energy sales prices linked to the “avoided costs” of producing such energy and, therefore, energy revenues fluctuate with various economic factors. Three of Covanta Energy’s waste-to-energy facilities have the ability to sell electricity under either contracts or to the regional electricity grid without a contract, and therefore are subject to energy market price fluctuations.
      At some of Covanta Energy’s domestic and international independent power projects, Covanta Energy’s operating subsidiary purchases fuel in the open markets. Covanta Energy is exposed to fuel price risk at these projects. At other plants, fuel costs are contractually included in Covanta Energy’s electricity revenues, or fuel is provided by Covanta Energy’s customers. In some of Covanta Energy’s international projects, the project entity (which in some cases is not a subsidiary of Covanta Energy) has entered into long-term fuel purchase contracts that protect the project from changes in fuel prices, provided counterparties to such contracts perform their commitments.

Seasonal Effects
      Covanta Energy’s quarterly operating income from domestic and international operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance.
      Covanta Energy typically conducts scheduled maintenance periodically each year, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, Covanta Energy incurs material repair and maintenance expenses and receives less revenue, until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period is typically more extensive than scheduled maintenance conducted during the fall. As a result Covanta Energy has typically incurred its highest maintenance expense in the first half of the year. Given these factors, Covanta Energy has typically experienced lower operating income from its projects during the first six months of each year, and higher operating income during the second six months of each year.

Contract Duration
      Covanta Energy operates its domestic waste-to-energy projects under long-term agreements. Energy sales contracts at Covanta Energy-owned waste-to-energy projects generally expire at or after the date on which that project’s agreement expires. Expiration of these contracts will subject Covanta Energy to greater market risk in maintaining and enhancing its revenues. As its agreements at municipally-owned projects expire, Covanta Energy will seek to enter into renewal or replacement contracts to continue operating such projects. As its agreements at facilities it owns begin to expire, Covanta Energy intends to seek replacement or additional contracts for waste supplies. Because project debt on these facilities will be paid off at such time, Covanta Energy believes it will be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. Covanta Energy will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. At Covanta Energy’s domestic facilities, the expiration of existing energy sales contracts will require Covanta Energy to sell project energy output either into the electricity grid or pursuant to new contracts. There can be no assurance that Covanta will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable to Covanta Energy. For additional information regarding contract expiration dates, see Item 1. Business.

Waste-to-Energy Project Ownership
      Covanta Energy operates many publicly-owned waste-to-energy facilities and owns and operates many other facilities. In addition, as a result of acquisitions of additional projects originally owned or operated by other vendors, Covanta Energy operates several projects under a lease structure where a third party lessor owns the project. Regardless of ownership structure, Covanta Energy provides the same service to its municipal client or customers.
      Under any of these ownership structures, the municipalities typically borrow funds to pay for the facility construction by issuing bonds. In a private ownership structure, the municipal entity loans the bond proceeds to Covanta Energy’s project subsidiary, and the facility is recorded as an asset, and the project debt is recorded as a liability, on Covanta Energy’s consolidated balance sheet. In a public ownership structure, the municipality would fund the construction costs without loaning the bond proceeds to Covanta Energy.
      At all projects where a Service Fee structure exists (regardless of ownership structure), Covanta Energy’s municipal clients are generally responsible contractually for paying the project debt after construction is complete. At the 11 publicly-owned Service Fee projects Covanta Energy operates, the municipality pays periodic debt service directly to a trustee under an indenture. Covanta Energy owns 12 projects where a Service Fee structure exists, and at these projects the municipal client pays debt service as a component of a monthly service fee payment to Covanta Energy. The debt service payment is retained by a trustee, and is not held or available to Covanta Energy for general use. At these projects, Covanta Energy records on its consolidated financial statements revenue with respect to debt service (both principal and interest) on project debt, and interest expense on project debt. For Covanta Energy-owned projects, all cash held by trustees is recorded as restricted funds held in trust on its consolidated balance sheet.
      Covanta Energy owns or leases 8 projects where a Tip Fee structure exists and neither debt service nor lease rent is expressly included in the fee Covanta Energy is paid. Accordingly, Covanta Energy does not record revenue reflecting principal on this project debt or on lease rent. Its operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest, or lease rent, when due.
      The term of Covanta Energy’s operating contracts with its municipal clients generally coincides with the term of the bonds issued to pay for the project construction. Therefore, another important difference between public and private ownership of Covanta Energy’s waste-to-energy projects is project ownership after these contracts expire. In many cases, the municipality has contractual rights (not obligations) to extend the contract. If a contract is not extended on a publicly-owned project, Covanta Energy’s role, and its revenue, with respect to that project would cease. If a contract is not extended on a Covanta Energy-owned project, it would be free to enter into new revenue generating contracts for waste supply (with the municipality, other municipalities, or private waste haulers) and for electricity or steam sales. Covanta Energy would in such cases have no remaining project debt to repay from project revenue, and would be entitled to retain 100% of energy sales revenue.

Other Factors Affecting Performance
      Covanta Energy has historically performed its operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of its contracts at domestic projects, Covanta Energy generally has limited its exposure for risks not within its control. With respect to projects acquired in the ARC Holdings acquisition, Covanta Energy has assumed contracts where there is less contractual protection against such risks and more exposure to market influences. For additional information about such risks and damages that Covanta Energy may owe for its unexcused operating performance failures, see the risk factors set forth under the sub-heading Item 1A. Risk Factors — Waste and Energy Services Business. In monitoring and assessing the ongoing operating and financial performance of Covanta Energy’s businesses, management focuses on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.
      Covanta Energy’s ability to meet or exceed historical levels of performance at projects, and its general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or scrap metals, for projects where Covanta Energy sells into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a waste-to-energy facility;

•	Its ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	Contract counterparties’ ability to fulfill their obligations, including the ability of Covanta Energy’s various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at Covanta Energy’s facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.
      General financial performance at CPIH’s international projects is affected by the following:

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through revenue adjustments, or delays in the effectiveness of revenue adjustments;

•	The amounts of electricity actually requested by purchasers of electricity, and whether or when such requests are made, CPIH’s facilities are then available to deliver such electricity;

•	CPIH’s ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	The financial condition and creditworthiness of purchasers of power and services provided by CPIH;

•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which CPIH is paid in whole or in part in the domestic currency of the host country; and

•	Political risks inherent to the international business which could affect both the ability to operate the project in conformance with existing agreements and the repatriation of dividends from the host country.

Business Development
      Covanta’s opportunities for growth by investing in new development opportunities will be limited by Covanta Energy’s debt covenants, as well as by competition from other companies in the waste disposal and energy businesses. Covanta Energy’s business is capital intensive since it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth, Covanta must be able to invest its own funds, obtain equity or debt financing, and provide support to its operating subsidiaries. Covanta’s domestic project development has recently concentrated on working with its client communities to expand existing waste-to-energy project capacities, and it has one project in advanced stages of development and another under construction. Covanta is pursuing additional project expansion opportunities, as well as opportunities in businesses ancillary to its existing business, such as additional waste transfer, transportation, processing and landfill businesses. Covanta is also pursuing international waste and/or energy business opportunities, particularly in markets where the regulatory environment or other factors encourage technologies such as waste-to-energy in order to reduce dependence on landfilling, such as Italy, where Covanta has an existing presence, as well as the United Kingdom.
Other Services
      Covanta’s Other Services segment is comprised of the parent company and insurance subsidiaries operations. Parent company operations prior to the acquisition of Covanta Energy on March 10, 2004, primarily included general and administrative expense related to officer salaries, legal and other professional fees and insurance. Subsequent to the acquisition of Covanta Energy, these expenses have been reimbursed by Covanta Energy under a corporate services agreement. The parent company operations also include income earned on its investments.
      The operations of Covanta’s insurance subsidiary, National American Insurance Company of California (“NAICC”), and its subsidiary Valor Insurance Company, Incorporated (“Valor”), are primarily property and casualty insurance. Based upon the profitability of its insurance lines, NAICC has responded to expand, contract or cease issuing certain of its insurance policies. For example, effective July 2003, the decision was made to focus exclusively on the California non-standard personal automobile insurance market. In contrast, in November, 2004 NAICC ended a self-imposed moratorium and commenced writing a new non-standard automobile program under a new rate and class plan. NAICC, from time to time, has also entered into a quota share reinsurance agreement based upon its view of underwriting risk, its reserves and internal cost structure, in order to reduce its potential exposure to outstanding policies.
      As a result of declining net premium production, NAICC’s investment base has steadily declined, its reserve adjustments on discontinued lines have disproportionately impacted current operating ratios and it continues to lose operating leverage. As a result of positive results in the non-standard automobile program in 2005 despite soft market conditions, NAICC cancelled the reinsurance programs effective January 1, 2006 in an attempt to retain more net premium.
RESULTS OF OPERATIONS
      As discussed above, Covanta combined the previously separate business segments of its insurance operations and its parent-only operations into one reportable segment referred to as “Other Services” during the third quarter of 2005. Therefore, Covanta currently has two reportable business segments — Waste and Energy Services and Other Services.
      The results of operations for the years ended December 31, 2004 and 2005 are not representative of Covanta’s ongoing results since Covanta only included Covanta Energy’s and ARC Holdings’ results of operations in its consolidated results of operations from March 11, 2004 and June 25, 2005 forward, respectively.
      Therefore, given the significance of the Covanta Energy and ARC Holdings acquisition to Covanta’s current and future results of operations and financial condition, Covanta believes that an understanding of its reported results, trends and ongoing performance is enhanced by presenting results on a pro forma basis at both the consolidated and Waste and Energy Services segment levels. Covanta’s consolidated and segment results of operations, as reported and where applicable, on a pro forma basis, are summarized in the tables and discussions below. The pro forma basis presentation assumes that the acquisitions of Covanta Energy and ARC Holdings both occurred on January 1, 2004. The pro forma adjustments are described on page 62.
      The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period or that may result in the future. In addition, the pro forma information provided below has not been adjusted to reflect any operating efficiencies that may be realized as a result of the ARC Holdings acquisition.
      The comparability of the information provided below with respect to Covanta’s revenue, expense and certain other items for periods during each of the years presented was affected materially by several factors in addition to the Covanta Energy and ARC Holdings acquisitions. These factors principally include:

•	The exclusion of revenue and expense after May 2004 relating to the operations of the Philippines Magellan Project (“MCI facility”), which commenced a reorganization proceeding under Philippine law on May 31, 2004, and is no longer included as a consolidated subsidiary after such date;

•	The reduction of revenue and expense after August 2004 relating to the Philippines Edison Bataan facility, which ceased operations due to the expiration and termination of energy contracts; and

•	The emergence of the Remaining Debtors involved in the Lake County, Florida and Warren County, New Jersey waste-to-energy facilities from bankruptcy on December 14, 2004 and December 15, 2005, respectively, and their inclusion as consolidated subsidiaries since their respective emergence dates.
      The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below.

Results of Operations — Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Consolidated Results
      Given the significance of the Covanta Energy and ARC Holdings acquisitions to Covanta’s business, results of operations and financial condition, Covanta decided, during the third quarter of 2005, to combine the previously separate business segments of Insurance Services and Parent-only operations into one reportable segment referred to as “Other Services.” Certain prior period amounts, such as parent investment income, have been reclassified in the consolidated financial statements to conform to the current period presentation. Basic and diluted earnings per share and the average shares used in the calculation of basic and diluted earnings per share and book value per share of common stock and shares of common stock outstanding for all periods have been adjusted retroactively to reflect the bonus element contained in the rights offerings conducted in May 2004 and June 2005.
      Covanta’s consolidated results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars, except per share amounts):

	For the Years Ended December 31,

	Reported		Pro Forma

	2005	2004	2005	2004

			(Unaudited)
CONSOLIDATED RESULTS OF OPERATIONS
Total operating revenues	$978,763	$576,196	$1,209,075	$1,204,481
Total operating expenses	832,547	499,326	1,017,743	1,011,580

Operating income	146,216	76,870	191,332	192,901

OTHER INCOME (EXPENSE)
Investment income	6,129	2,343	7,354	4,867
Interest expense	(89,973)	(43,739)	(121,304)	(122,391)
Gain on derivative instruments, ACL warrants	15,193	—	15,193	—

Total other expense	(68,651)	(41,396)	(98,757)	(117,524)

Income before income taxes, minority interests and equity in net income from unconsolidated investments	77,565	35,474	92,575	75,377
Income tax expense	(34,651)	(11,535)	(41,659)	(34,673)
Minority interests	(9,197)	(6,869)	(9,253)	(9,674)
Equity in net income from unconsolidated investments	25,609	17,024	25,609	21,918

NET INCOME	$59,326	$34,094	$67,272	$52,948

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.49	$0.39	$0.48	$0.38

Diluted	$0.46	$0.37	$0.46	$0.37

      The following general discussions should be read in conjunction with the above table, the consolidated financial statements and the notes to those statements and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income of Covanta Energy is provided in the pro forma Waste and Energy Services segment discussion and reported Other Services segment discussion below.

Consolidated Reported Results
      Covanta’s net income increased by $25.2 million for the year ended December 31, 2005, as compared to 2004. Operating income for the Waste and Energy Services segment increased by $66.5 million for the year ended December 31, 2005, as compared to 2004. The increase in operating income resulted primarily from the Covanta Energy and ARC Holdings acquisitions. Operating expenses include $10.3 million of allocated expenses related to the California Grantor Trust Settlement. For additional information, see Note 4. California Grantor Trust Settlement of the Notes. The year ended December 31, 2005 includes the write-off of deferred financing charges of $7.0 million on Covanta Energy’s prior domestic and international debt, as well as $6.7 million of restructuring and acquisition-related charges. Operating loss for the Other Services segment decreased by $2.8 million for the year ended December 31, 2005, as compared to 2004, primarily due to reduced general and administrative expenses.
      Total investment income increased by $3.8 million for the year ended December 31, 2005, as compared to 2004, primarily due to higher invested cash balances. Interest expense increased by $46.2 million for the year ended December 31, 2005, as compared to 2004, primarily due to the new financing arrangements put into place as part of the ARC Holdings acquisition in June 2005 and the write-off of deferred financing costs related to the debt incurred with the acquisition of Covanta Energy in 2004, which debt was refinanced in connection with the new financing arrangements. Equity in net income from unconsolidated investments increased by $8.6 million for the year ended December 31, 2005, as compared to 2004, primarily due to the acquisition of Covanta Energy, revenue adjustments which occurred in 2004 in addition to lower operating costs in 2005 at a project in the Philippines and lower project debt interest expense at projects in the Philippines and Bangladesh in 2005 as a result of project debt payments. As discussed in Note 20. Financial Instruments of the Notes, Covanta recorded a pre-tax gain on derivative instruments of $15.2 million for the year ended December 31, 2005 related to its investment in ACL warrants.

Consolidated Pro Forma Results
      Covanta’s net income increased by $14.3 million for the year ended December 31, 2005, as compared to 2004. Operating income for the Waste and Energy Services segment decreased by $4.4 million for the year ended December 31, 2005, as compared to 2004, primarily due to higher operating revenues offset by $10.3 million of allocated expenses related to the California Grantor Trust Settlement. Operating loss for the Other Services segment decreased by $2.8 million for the year ended December 31, 2005, as compared to 2004, primarily due to reduced general and administrative expenses.
      Total investment income increased by $2.5 million for the year ended December 31, 2005, as compared to 2004, primarily due to higher invested cash balances. Interest expense decreased $1.1 million for the year ended December 31, 2005, as compared to 2004. Equity in net income from unconsolidated investments increased by $3.7 million for the year ended December 31, 2005, as compared to 2004, primarily due to revenue adjustments which occurred in 2004 in addition to lower operating costs in 2005 at a project in the Philippines and lower project debt interest expense at projects in the Philippines and Bangladesh in 2005 as a result of project debt payments. As discussed in Note 20. Financial Instruments of the Notes, Covanta recorded a pre-tax gain on derivative instruments of $15.2 million for the year ended December 31, 2005 related to its investment in ACL warrants.

Waste and Energy Services Results
      Waste and Energy Services results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars):

	For the Years Ended December 31,

	Reported		Pro Forma

	2005	2004	2005	2004

			(Unaudited)
Waste and service revenues	$638,503	$372,748	$789,155	$783,252
Electricity and steam sales	322,770	181,074	402,430	398,797
Other operating revenues	2,693	1,506	2,693	1,564

Total operating revenues	963,966	555,328	1,194,278	1,183,613

Plant operating expenses	557,490	348,867	664,243	657,619
Depreciation and amortization expense	124,814	53,131	184,653	184,910
Net interest expense on project debt	52,431	32,586	67,497	76,465
Other operating income	(887)	(721)	(368)	(732)
General and administrative expenses	66,364	41,267	76,098	69,122
California Grantor Trust Settlement	10,342	—	10,342	—
Restructuring charges	2,765	—	—	—
Acquisition-related charges	3,950	—	—	—

Total operating expenses	817,269	475,130	1,002,465	987,384

Operating income	$146,697	$80,198	$191,813	$196,229

      The following business segment discussion is presented on a pro forma basis only. Management believes that due to the significance of the Covanta Energy and ARC Holdings acquisitions to Covanta’s current and future results of operations and financial condition that an understanding of Covanta’s reported results, trends and ongoing performance is enhanced by a discussion of the Waste and Energy Services Segment on a pro forma basis. The following general discussions should be read in conjunction with the above table, the consolidated financial statements and the Notes. Additional detail on comparable revenues, costs and expenses, and operating income, within the Waste and Energy Services segment is provided in the pro forma domestic and international business discussions below.
      Operating income remained relatively unchanged for the year ended December 31, 2005, as compared to 2004, primarily due increased revenues offset by allocated expenses related to the California Grantor Trust Settlement. Revenues increased $10.7 million for the year ended December 31, 2005 compared to 2004, primarily from increases in waste and service revenues. Total operating expenses for the year ended December 31, 2005 increased by $15.1 million, as compared to 2004, as a result of higher plant operating expenses and lower project debt interest expense in both the domestic and international operations offset by an increase in domestic general and administrative expenses and the California Grantor Trust Settlement.

Domestic Business
      The domestic business results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars):

	For the Years Ended December 31,

	Reported		Pro Forma

	2005	2004	2005	2004

			(Unaudited)
Waste and service revenues	$634,268	$369,583	$784,920	$778,917
Electricity and steam sales	194,057	81,894	273,717	265,252
Other operating revenues	2,693	1,506	2,693	1,564

Total operating revenues	831,018	452,983	1,061,330	1,045,733

Plant operating expenses	469,493	280,707	576,246	564,223
Depreciation and amortization	116,083	46,537	175,922	175,840
Net interest expense on project debt	44,762	23,786	59,828	64,575
Other operating (income) expenses	(3,651)	618	(3,132)	314
General and administrative expenses	61,397	36,334	71,131	63,770
California Grantor Trust Settlement	10,342	—	10,342	—
Acquisition-related charges	3,950	—	—	—

Total operating expenses	702,376	387,982	890,337	868,722

Operating income	$128,642	$65,001	$170,993	$177,011

      The following discussion is presented on a pro forma basis only.
      Total domestic revenue increased by $15.6 million primarily due to contract fee service escalation and higher energy prices as further described below.
      Waste and service revenues for the year ended December 31, 2005 increased by $6.0 million compared to 2004.

•	Revenue from waste-to-energy projects structured with Service Fee agreements increased by $7.4 million;

•	Revenues increased $4.1 million primarily due to contractual escalations of $10.6 million offset by a reduction of $3.9 million related to lower revenues earned explicitly to service debt and a reduction of $2.6 million in additional waste service fees; and

•	Revenues increased by $3.3 million due to one-time events including the impact of the emergence of a subsidiary from bankruptcy which was partially offset by the termination or sale of certain non-core operations primarily in the fourth quarter of 2004 and a reduction of service fees at one facility due to a contract amendment in exchange for reduced letter of credit obligations;

•	Revenue from waste-to-energy projects structured with Tip Fee agreements increased by $1.6 million. Revenues for waste handled increased $4.5 million primarily driven by waste pricing offset by a reduction of $2.9 million related to intermittent low margin waste brokered; and

•	Other waste and service fee revenues decreased by $3.0 million primarily due to lower selling price for recovered ferrous and non-ferrous metal.
      Electricity and steam sales for the year ended December 31, 2005 increased $8.5 million compared to 2004. Revenues increased $9.9 million primarily driven by higher energy rates partially offset by a biogas project that was shut down in the fourth quarter of 2004.
      Plant operating costs for the year ended December 31, 2005 were $12 million higher compared with 2004. This increase was primarily due to the normal escalation of costs such as wages and benefits, as well as additional scheduled maintenance and a subsidiary emerging from bankruptcy partially offset by a reduction in disposal costs related to brokered waste and the impact of the termination or sale of certain of our non-core operations.
      Depreciation and amortization for the year ended December 31, 2005 was comparable to 2004.
      Net interest expense on project debt for the year ended December 31, 2005 decreased $4.7 million, compared to 2004, primarily as a result of lower project debt balances.
      Other operating income increased by $3.5 million in 2005, compared to 2004, primarily due to a gain at a facility related to a debt refinancing in April 2005 and to third quarter insurance recoveries.
      General and administrative expenses increased $7.4 million in 2005 compared with 2004. This increase was primarily due to wage escalations, additional professional and consulting fees and an increase in non-cash stock compensation expense resulting from additional grants in 2005.
      During the fourth quarter of 2005, Covanta incurred $10.3 million of allocated expenses relating to the California Grantor Trust Settlement. For additional information, see Note 4. California Grantor Trust Settlement of the Notes.

International Business
      The international business results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars):

	For the Years Ended December 31,

	Reported		Pro Forma

	2005	2004	2005	2004

			(Unaudited)
Waste and service revenues	$4,235	$3,165	$4,235	$4,335
Electricity and steam sales	128,713	99,180	128,713	133,545

Total revenues	132,948	102,345	132,948	137,880

Plant operating expenses	87,997	68,160	87,997	93,396
Depreciation and amortization	8,731	6,594	8,731	9,070
Net interest expense on project debt	7,669	8,800	7,669	11,890
Other operating expenses (income)	2,764	(1,339)	2,764	(1,046)
General and administrative expenses	4,967	4,933	4,967	5,352
Restructuring charges	2,765	—	—	—

Total operating expenses	114,893	87,148	112,128	118,662

Operating income	$18,055	$15,197	$20,820	$19,218

      The following discussion is presented on a pro forma basis only.
      Total revenues for the international business for 2005 decreased $4.9 million primarily due to elimination of revenue from marginal businesses in 2004, offset by increased tariffs due to higher fuel prices as described below. This decrease was primarily due to a $7.5 million decrease from the 2004 expiration of an energy contract in the Philippines, a $4.1 million decrease from the deconsolidation of the MCI facility in May 2004, as well as a $2.4 million decrease due to lower demand at the Huantai facility in China. These decreases were partially offset by an $8.1 million increase primarily due to increased tariffs, which resulted from higher fuel prices, at two facilities in India in 2005; as well as a $0.8 million increase in steam revenues from the Yanjiang facility in China.
      Plant operating costs were lower by $5.4 million in 2005 compared to 2004. Plant operating costs decreased primarily as a result of a $4.9 million decrease in costs from the expiration of an energy contract in the Philippines, a $4.6 million reduction in costs due to the deconsolidation of the MCI facility in the

Philippines in May 2004, as well as a $2.3 million decrease due to lower generation at the Huantai facility in China. These decreases were partially offset by a $6.1 million increase in plant operating costs due primarily to higher fuel prices at two facilities in India.
      Net interest expense on project debt for 2005 decreased $4.2 million compared to 2004. The decrease was primarily due to lower expenses at two Indian facilities resulting from the October 2004 refinancing and scheduled quarterly pay down of project debt, as well as the deconsolidation of the MCI facility in May 2004.
      Other operating expense increased by $3.8 million in 2005 compared to 2004 primarily due to the $1.7 million write-off of the remaining assets at the Edison Bataan facility in the Philippines, and a 2005 foreign currency exchange loss of $1.0 million, compared to a $0.2 million gain recorded in 2004 on a euro-denominated note receivable from the Trezzo project in Italy and dollar-denominated debt in India.
Other Services Results
      Other Services reported results of operations are presented in the table below (in thousands of dollars):

	For the Years Ended
	December 31,

	2005	2004

OPERATING REVENUES:
Net earned premiums	$12,685	$17,998
Net investment income	1,999	2,405
Net realized investment (losses) gains	(71)	201
Other income	184	264

Total other operating revenues	14,797	20,868

Other operating expenses	11,902	17,281
Depreciation and amortization	111	151
General and administrative expenses	3,265	6,764

Total operating expenses	15,278	24,196

Operating loss	$(481)	$(3,328)

      Net written premiums decreased by $2.7 million for the year ended December 31, 2005 as compared to 2004. The decrease in net written premiums for 2005 was attributable to the insurance business entering into quota share arrangements as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Other Service section above.
      Net earned premiums decreased by $5.3 million for the year ended December 31, 2005 as compared to 2004. The change in net earned premiums during those periods was directly related to the change in net written premiums and the run-off of the commercial automobile program.
      Other operating expenses decreased by $5.4 million for the year ended December 31, 2005 as compared to 2004. Other operating expenses consists of net loss and loss adjustment expenses (“LAE”), and policy acquisition costs as described below.
      Net loss and LAE decreased by $2.9 million for the year ended December 31, 2005 as compared to 2004. The loss and LAE ratio worsened for the year ended December 31, 2005 over the comparable period in 2004 due to the underwriting performance of the new program which was not as profitable as the renewal book. The resulting loss and LAE ratios were 78.3% and 71.5% for the years ended December 31, 2005 and 2004, respectively. For both 2005 and 2004, adverse reserve development accounted for approximately 14.0% of the net loss and LAE ratio.

      Policy acquisition costs decreased by $2.5 million for the year ended December 31, 2005 as compared to 2004. As a percentage of net earned premiums, policy acquisition costs were 15.5% and 24.6% for the year ended December 31, 2005 and 2004, respectively. Policy acquisition costs decreased compared to the 2004 period due to reduced profit commissions incurred related to non-standard personal automobile and from ceding commissions earned under reinsurance agreements during 2005.
      General and administrative expenses decreased by $3.5 million for the year ended December 31, 2005 as compared to 2004. Reductions in administrative personnel and rent in the insurance business contributed to the decrease in general and administrative expenses. Decreases in parent company expenses were primarily the result of the corporate services agreement, entered into between Covanta and Covanta Energy on March 10, 2004, pursuant to which Covanta provided to Covanta Energy, at Covanta Energy’s expense, certain administrative and professional services.

Pro Forma Reconciliations
      The following tables provides a reconciliation from the as reported results to the pro forma results presented above for Covanta and its Waste and Energy Services segment where applicable (in thousands of dollars, except per share amounts). Notes to the pro forma reconciliations begin directly after the tables.
CONSOLIDATED PRO FORMA RECONCILIATIONS

	Year Ended December 31, 2005				Year Ended December 31, 2004

		Acquisition	Pro forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma

	(Unaudited)
Operating revenues
Waste and service revenues	$638,503	$148,792	$1,860	$789,155	$372,748	$411,263	$(759)	$783,252
Electricity and steam sales	322,770	79,660	—	402,430	181,074	218,258	(535)	398,797
Other operating revenues	17,490	—	—	17,490	22,374	58	—	22,432

Total operating revenues	978,763	228,452	1,860	1,209,075	576,196	629,579	(1,294)	1,204,481

Operating expenses
Plant operating expenses	557,490	103,617	3,136	664,243	348,867	306,025	2,727	657,619
Depreciation and amortization expense	124,925	57,032	2,807	184,764	53,282	133,973	(2,194)	185,061
Net interest expense on project debt	52,431	13,964	1,102	67,497	32,586	41.786	2,093	76,465
Other operating expenses	11,015	519	—	11,534	16,560	(127)	116	16,549
General and administrative expenses	69,629	52,133	(42,399)	79,363	48,031	34,210	(6,355)	75,886
California Grantor Trust Settlement	10,342	—	—	10,342	—	—	—	—
Restructuring charges	2,765	—	(2,765)	—	—	—	—	—
Acquisition-related charges	3,950	—	(3,950)	—	—	—	—	—
Reorganization items	—	—	—	—	—	(58,282)	58,282	—
Fresh start adjustments	—	—	—	—	—	(399,063)	399,063	—
Gain on extinguishment of debt	—	—	—	—	—	510,680	(510,680)	—

Total operating expenses	832,547	227,265	(42,069)	1,017,743	499,326	569,202	(56,948)	1,011,580

Operating Income	146,216	1,187	43,929	191,332	76,870	60,377	55,654	192,901

Other Income (expenses)
Investment income	6,129	1,225	—	7,354	2,343	2,524	—	4,867
Interest expense	(89,973)	(26,368)	(4,963)	(121,304)	(43,739)	(66,208)	(12,444)	(122,391)
Gain on derivative instruments, ACL warrants	15,193	—	—	15,193	—	—	—	—

Total other expenses	(68,651)	(25,143)	(4,963)	(98,757)	(41,396)	(63,684)	(12,444)	(117,524)

Income before Income tax expense, minority interest and equity in net income from unconsolidated investments	77,565	(23,956)	38,966	92,575	35,474	(3,307)	43,210	75,377
Income tax expense	(34,651)	6,033	(13,041)	(41,659)	(11,535)	(48,058)	24,920	(34,673)
Minority interest	(9,197)	(56)	—	(9,253)	(6,869)	(3,422)	617	(9,674)
Equity in net income of unconsolidated investments	25,609	—	—	25,609	17,024	3,924	970	21,918

Net income	$59,326	$(17,979)	$25,925	$67,272	$34,094	$(50,863)	$69,717	$52,948

Earnings Per Share:
Basic	$0.49			$0.48	$0.39			$0.38

Diluted	$0.46			$0.46	$0.37			$0.37

WASTE AND ENERGY SERVICES PRO FORMA RECONCILIATIONS
Domestic

	Year Ended December 31, 2005				Year Ended December 31, 2004

		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma

	(Unaudited)
Operating revenues
Waste and service revenues	$634,268	$148,792	$1,860	$784,920	$369,583	$410,093	$(759)	$778,917
Electricity and steam sales	194,057	79,660	—	273,717	81,894	183,893	(535)	265,252
Other operating revenues	2,693	—	—	2,693	1,506	58	—	1,564

Total operating revenues	831,018	228,452	1,860	1,061,330	452,983	594,044	(1,294)	1,045,733

Operating expenses
Plant operating expenses	469,493	103,617	3,136	576,246	280,707	280,789	2,727	564,223
Depreciation and amortization expense	116,083	57,032	2,807	175,922	46,537	130,606	(1,303)	175,840
Net interest expense on project debt	44,762	13,964	1,102	59,828	23,786	38,696	2,093	64,575
Other operating expenses	(3,651)	519	—	(3,132)	618	(420)	116	314
General and administrative expenses	61,397	52,133	(42,399)	71,131	36,334	33,791	(6,355)	63,770
California Grantor Trust Settlement	10,342	—	—	10,342	—	—	—	—
Acquisition-related charges	3,950	—	(3,950)	—	—	—	—	—
Reorganization items	—	—	—	—	—	(58,282)	58,282	—
Fresh start adjustments	—	—	—	—	—	(282,924)	282,924	—
Gain on extinguishment of debt	—	—	—	—	—	510,680	(510,680)	—

Total operating expenses	702,376	227,265	(39,304)	890,337	387,982	652,936	(172,196)	868,722

Operating Income	$128,642	$1,187	$41,164	$170,993	$65,001	$(58,892)	$170,902	$177,011

International

	Year Ended December 31, 2005				Year Ended December 31, 2004

		Acquisition	Pro Forma			Acquisition	Fro forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma

				(Unaudited)
Operating revenues
Waste and service revenues	$4,235	$—	$—	$4,235	$3,165	$1,170	$—	$4,335
Electricity and steam sales	128,713	—	—	128,713	99,180	34,365	—	133,545
Other operating revenues	—	—	—	—	—	—	—	—

Total operating revenues	132,948	—	—	132,948	102,345	35,535	—	137,880

Operating expenses
Plant operating expenses	87,997	—	—	87,997	68,160	25,236	—	93,396
Depreciation and amortization expense	8,731	—	—	8,731	6,594	3,367	(891)	9,070
Net interest expense on project debt	7,669	—	—	7,669	8,800	3,090	—	11,890
Other operating expenses	2,764	—	—	2,764	(1,339)	293	—	(1,046)
General and administrative expenses	4,967	—	—	4,967	4,933	419	—	5,352
Restructuring charges	2,765	—	(2,765)	—	—	—	—	—
Fresh start adjustments	—	—	—	—	—	(116,139)	116,139	—

Total operating expenses	114,893	—	(2,765)	112,128	87,148	(83,734)	115,248	118,662

Operating income	$18,055	$—	$2,765	$20,820	$15,197	$119,269	$(115,248)	$19,218

Notes To Pro Forma Reconciliations

Pro Forma Assumptions
      The unaudited pro forma combined financial statements reflect the following assumptions:

Covanta Energy Transactions:

•	Covanta purchased Covanta Energy on January 1, 2004, on the same terms described in “Acquisitions — Covanta Energy” in Note 3. Acquisitions and Dispositions of the Notes.

•	The debt structure of Covanta Energy and CPIH that was in place upon Covanta Energy’s emergence from bankruptcy on March 10, 2004, was assumed to be refinanced in connection with the acquisition of ARC Holdings as of January 1, 2004 as more fully described in Note 3. Acquisitions and Dispositions of the Notes.

ARC Holdings’ Transactions:

•	Covanta, through Covanta Energy, purchased 100% of the issued and outstanding shares of ARC Holdings’ capital stock on January 1, 2004 on the same terms described in “Acquisitions — ARC Holdings” in Note 3. Acquisitions and Dispositions of the Notes.

•	On April 30, 2004, as a result of series of transactions that ARC Holdings’ then owners entered into, ARC Holdings gained effective control of Covanta Ref-Fuel LLC (the “Ownership Change”), and began consolidating its balance sheet and results of operations thereafter. It is assumed that these transactions occurred as of January 1, 2004.

Acquisition Activity:

•	Represents Covanta Energy’s results of operations prior to March 11, 2004 for the pro forma year ended December 31, 2004.

•	Represents ARC Holdings’ results of operations prior to June 25, 2005 for the pro forma year ended December 31, 2005 and for the pro forma year ended December 31, 2004 including the period January 1, to April 30, 2004 as a result of the Ownership Change.

Pro Forma Adjustments
      The following are a summary of the pro forma adjustments made:

•	To exclude the operating results of the Waste and Energy Services domestic business comprising the Remaining Debtors for the period January 1 through March 10, 2004 (“predecessor period”).

•	Waste and service revenues: To record additional revenues prior to June 25, 2005 as a result of conforming debt service revenue recognition at ARC Holdings subsidiaries to Covanta Energy’s debt service revenue recognition policy, which policy has been implemented by ARC Holdings since its acquisition.

•	Plant operating costs: To record as rent expense the net impact of the change in the fair value of a lease owned by an operating subsidiary of ARC Holdings as of January 1, 2004.

•	Depreciation and amortization: To reverse historical depreciation and amortization expense and to record pro forma depreciation and amortization expense based on fair values assigned to Covanta Energy’s and ARC Holdings’ property, plant and equipment and amortizable intangible assets prior to their respective acquisition dates of March 10, 2004 and June 24, 2005. Additionally, to adjust for changes in valuation estimates of ARC Holdings and asset life assumptions in the quarter ended December 31, 2005.

•	General and administrative: To reverse the buy out of ARC Holdings’ stock option plan at the acquisition date of ARC Holdings and to reverse ARC Holdings’ compensation and related expenses of its executives in the periods prior to the acquisition date.

•	Net interest expense on project debt: To reverse Covanta Energy’s project debt prior bond issue cost amortization and to reverse ARC Holdings’ project debt prior bond issuance cost amortization and to record the impact of fair value adjustments to Covanta Energy’s and ARC Holdings’ project debt prior to their respective acquisition dates.

•	Restructuring charges: To reverse severance and incentive payments to CPIH executives as a result of overhead reductions made possible by the elimination of CPIH’s separate capital structure and debt repayments in connection with the refinancing of Covanta Energy’s and CPIH’s debt.

•	Acquisition related charges: To reverse employee bonuses and integration expenses as a result of the acquisition of ARC Holdings.

•	Reorganization items, fresh-start adjustments and gain on cancellation of pre-petition debt: To reverse the historical items resulting from Covanta Energy’s bankruptcy proceedings. Since the pro forma results of operations has been prepared on the basis that Covanta Energy’s emergence from bankruptcy and the business combination with Covanta both occurred on January 1, 2004, these items have been removed, as these transactions to effect Covanta Energy’s reorganization would have been completed and these items would have been recorded prior to January 1, 2004.

•	Interest expense: To reverse Covanta Energy’s predecessor period and ARC Holdings’ pre-acquisition period amortization of deferred financing costs; to record the impact of the fair value adjustment to the intermediate debt of ARC Holdings; and to record the net adjustment to interest expense as a result of the new capital structure of Covanta Energy described in Management’s Discussion and Analysis of Liquidity and Capital Resources below. Additionally, to adjust for changes in valuation estimates of ARC Holdings debt premiums in the quarter ended December 31, 2005.

•	Income tax expense: To record the adjustment for the estimated income tax effects associated with the pro forma adjustments to pre-tax income and arrive at a blended assumed effective tax rate of 46% for the combined company for the year ended December 31, 2004 and 45% for the year ended December 31, 2005. Management used an effective tax rate rather than the combined federal and statutory rate based upon the nature of the permanent difference related to the pro forma adjustments.

•	Basic and diluted earnings per share and the average shares outstanding used in the calculation of basic and diluted earnings per share of common stock and shares of common stock outstanding for the pro forma year ended December 31, 2004 and the year ended December 31, 2005 have been adjusted, as necessary, to reflect the following equity transactions, as if they occurred on January 1, 2004, the issuance of: (1) 5.1 million shares to the bridge lenders relating to the Covanta Energy acquisition; (2) 27.4 million shares pursuant to a pro rata rights offering to all of Covanta’s stockholders on May 18, 2004 following the Covanta Energy acquisition; (3) 8.75 million shares pursuant to the conversion of notes issued in connection with the bridge financing related to the Covanta Energy acquisition; and (4) 66.7 million shares pursuant to a pro rata rights offering to all of Covanta’s stockholders on June 24, 2005 in connection with the ARC Holdings acquisition. In addition, diluted earnings per share and the weighted average shares used in the calculation of diluted earnings per share of common stock and shares of common stock outstanding for the pro forma year ended December 31, 2004 and the year ended December 31, 2005 have been adjusted, as necessary, to reflect Covanta’s offering to sell up to 5.7 million shares of Covanta’s common stock in the 9.25% Offering as if it occurred on January 1, 2004.
Results of Operations — Year Ended December 31, 2004 vs. Year Ended December 31, 2003

Consolidated Results
      For the year ended December 31, 2004, Covanta Energy’s results of operations are included in Covanta’s consolidated results since March 11, 2004. Covanta Energy’s operations are significantly larger than Covanta’s insurance business, which had constituted substantially all of its ongoing operations during 2003 and prior to March 11, 2004. As a result of the consummation of the Covanta Energy acquisition on March 10, 2004, the future performance of Covanta will predominantly reflect the performance of Covanta Energy’s operations.
      Covanta’s parent-only operations prior to the acquisition of Covanta Energy on March 10, 2004, primarily included general and administrative expense related to officer salaries, legal and other professional fees and insurance. Subsequent to the acquisition of Covanta Energy, these expenses are reimbursed by Covanta Energy under a corporate services agreement. Covanta’s parent-only operations also include income earned on its investments.

      Covanta’s consolidated results of operations are presented in the table below (in thousands of dollars, except per share amounts):

	For the Years Ended
	December 31,

	2004	2003

CONSOLIDATED RESULTS OF OPERATIONS
Total operating revenues	$576,196	$41,123
Total operating expenses	499,326	55,463

Operating income	76,870	(14,340)

OTHER INCOME (EXPENSE)
Investment income	2,343	1,434
Interest expense	(43,739)	(1,424)

Total other (expense) income	(41,396)	10

Income (loss) before income tax expense, minority interests and equity in net income (loss) from unconsolidated investments	35,474	(14,330)
Income tax expense	(11,535)	(18)
Minority interests	(6,869)	—
Equity in net income (loss) from unconsolidated investments	17,024	(54,877)

NET INCOME (LOSS)	$34,094	$(69,225)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	$0.39	$(1.05)

Diluted	$0.37	$(1.05)

      The following general discussions should be read in conjunction with the above table, the consolidated financial statements and the Notes and other financial information appearing and referred to elsewhere in this report.
      Covanta’s net income increased by $103.3 million for the year ended December 31, 2004, as compared to 2003 primarily due to the inclusion of income earned by Covanta Energy in 2004 on a consolidated basis and the loss incurred in 2003 as a result of Covanta’s $54.9 million write-down of its investment in ACL. Operating income was $76.9 million in 2004, comprised of the Waste and Energy Services operating income of $80.2 million and Other Services operating loss of $3.3 million.
      As a result of the Covanta Energy acquisition and the related addition of the Waste and Energy Services segment:

•	Total investment income increased by approximately $1.0 million for the year ended December 31, 2004, as compared to 2003, primarily due to higher invested cash balances; and

•	Interest expense increased by $42.3 million for the year ended December 31, 2004, as compared to 2003 due to additional debt of Covanta Energy which was included in Covanta’s consolidated financial statements after March 10, 2004, as well as the bridge financing incurred in connection with the acquisition of Covanta Energy.
      Equity in net income from unconsolidated investments increased by $71.9 million for the year ended December 31, 2004, as compared to 2003. In 2004, equity in net income from unconsolidated investments from the Waste and Energy Services segment was $17.0 million and in 2003, equity in net loss from unconsolidated investments of $54.9 million primarily related to Covanta’s subsidiaries engaged in the marine services industry which, beginning in 2003, were accounted for under the equity method following ACL’s bankruptcy filing in January 2003.

Waste and Energy Services Results
      Due to the significance of the acquisition of ARC Holdings in June 2005 and Covanta Energy in March 2004, and Covanta Energy’s restructuring upon emergence from Chapter 11 proceedings in 2004, Covanta has elected to provide only a tabular presentation of its Waste and Energy Services segment’s actual results of operations from March 11, 2004 to December 31, 2004, in lieu of a discussion of Covanta Energy’s results of operations comparing December 31, 2004 to December 31, 2003. Since Covanta did not have any waste and energy operations in 2003, Covanta believes that a discussion of the Waste and Energy Services segment that compared 2004 to 2003 would not enhance a reader’s analysis or understanding of Covanta’s current business. Therefore, the reader is further directed to Covanta’s pro forma Management Discussion and Analysis of Financial Condition and Results of Operations for the periods December 31, 2005 compared to 2004 for a comprehensive analysis and discussion of its Waste and Energy Services segment. The following table presents the Waste and Energy Services segments domestic and international actual consolidated results of operations for the period since the acquisition (in thousands of dollars):

	For the Period March 11, 2004 through
	December 31, 2004

	Total Waste &
	Energy Services	Domestic	International

Waste and service revenues	$372,748	$369,583	$3,165
Electricity and steam sales	181,074	81,894	99,180
Other operating revenues	1,506	1,506	—

Total operating revenues	555,328	452,983	102,345

Plant operating expenses	348,867	280,707	68,160
Depreciation and amortization expense	53,131	46,537	6,594
Net interest expense on project debt	32,586	23,786	8,800
Other operating (income) expenses	(721)	618	(1,339)
General and administrative expenses	41,267	36,334	4,933

Total operating expenses	475,130	387,982	87,148

Operating income	$80,198	$65,001	$15,197

Other Services Results
      Other Services reported results of operations are presented below (in thousands of dollars):

	For the Years Ended
	December 31,

	2004	2003

OPERATING REVENUES:
Net earned premiums	$17,998	$35,851
Net investment income	2,405	3,999
Net realized investment gains	201	990
Other income	264	283

Total operating revenues	20,868	41,123

Other operating expenses	17,281	44,407
Depreciation and amortization	151	224
General and administrative expenses	6,764	10,832

Total operating expenses	24,196	55,463

Operating loss	$(3,328)	$(14,340)

      Net earned premiums were $18.0 million and $35.9 million for the years ended 2004 and 2003. The significant decrease in earned premiums was a direct result of Covanta’s insurance business exiting the commercial automobile market in 2003. Net written premiums were $15.2 million for 2004 consisting entirely of non-standard personal automobile policies.
      Net investment income was $2.4 million and $4.0 million for 2004 and 2003, respectively. The decrease was primarily due to a decrease in the fixed income portfolio basis, as well as a reduction in the portfolio yield. The fixed income invested assets portfolio decreased by only $12.1 million in 2004 despite net loss and LAE reserves declining by $18.9 million. The differential was a result of management’s use of cash and short-term investments to satisfy the payment obligations. Due to the decrease in net written premiums on business placed in run-off noted above, NAICC also experienced negative underwriting cash flows. For the years ended 2004 and 2003, the weighted average yield on the bond portfolio was 3.8% and 4.9%, respectively. The effective duration of the portfolio at December 31, 2004 was 2.3 years which management believed was appropriate given the relative short-tail nature of the auto programs and projected run-off of all other lines of business.
      Net realized investment gains of $0.2 million were recognized in 2004 compared to $1.0 million in 2003. The difference in activity was attributed to management engaging new investment advisors in June 2003 to rebalance the portfolio to address extension, credit and reinvestment risk exposures. Concurrently, an improvement in equity investment returns and realizations in 2003 provided for improved gains. For 2004, although interest rates remained at relatively low historical levels, thereby limiting returns, improved matching of portfolio asset maturity to claims payment requirements reduced the amount of disposition activity.
      The net loss and LAE ratios were 71.5% in 2004 and 102.3% in 2003. The decrease in the loss and LAE ratio during 2004 was attributable to much more stable development activity on prior accident years. Although commercial automobile, assumed property and casualty, and Valor workers’ compensation reserves continued to generate unfavorable claim development, the non-standard personal automobile and California workers’ compensation lines performed better than anticipated.
      The non-standard personal automobile loss and allocated LAE (“ALAE”) ratio was 49.3% for accident year 2004 versus 60.4% for accident year 2003 recorded in calendar year 2003. The accident year 2003 loss and ALAE ratio declined to 53.7% by 2004 year-end. Non-standard personal automobile claim frequency was 7.7 and 7.9 per 1000 vehicle months for accident years 2004 and 2003, respectively. Claim severity in 2004 trended favorably for the non-standard personal automobile policies decreasing by 5.6% from the prior year. Meanwhile average premiums per vehicle on the non-standard personal automobile remained constant, despite a shift in the mix of business moving towards non-owner policies (37% in 2004 versus 28% in 2003). Historically, the non-owner policies loss and ALAE provided 10% to 30% lower yields than owner policies.
      Workers’ compensation reforms were enacted in California in late 2003 and again in April 2004. The reforms were designed to curb medical cost spending and resulted in more favorable settlement activity. Although the reforms did not eliminate systemic abuse, they did appear to have modified the behavior of claimants, providers and applicant attorneys. As such, management was able to recognize favorable development within the workers’ compensation line in the amount of $1.6 million in 2004.
      Policy acquisition costs as a percentage of net earned premiums were 24.6% in 2004 and 22.2% in 2003. Policy acquisition costs include expenses which are directly related to premium volume (i.e., commissions, premium taxes and state assessments), as well as certain underwriting expenses which vary with and are directly related to policy issuance. The increase in policy acquisition costs was a result of profit commissions earned by the agent responsible for the marketing, underwriting and policy administration of the non-standard personal automobile program. The recognition of the profit commission was a direct result of favorable reserve development recognized on accident year 2003 and slightly improved results for accident year 2004.
      For the insurance business, general and administrative expenses were $4.4 million in 2004 compared to $6.7 million in 2003. In 2004, management recognized additional pension expense of $0.8 million related to participants electing to receive lump sum distributions of the pension plan and severance costs of $0.1 million related to the outsourcing of its workers’ compensation claims. In 2003, additional allowance for uncollectible reinsurance recoverable of $1.3 million and $0.2 million in employee severance expenses related to business contraction inflated normal expenses. Normalizing both years for items noted, general and administrative expenses decreased by $1.6 million. Management continues to examine its expense structure; however, given the decreases in premium production and its obligation to run-off several lines of business, a core amount of fixed governance costs is required and consequently its expense ratio will run higher than industry averages until it can increase premium production.
      For the parent company, Covanta’s expenses were primarily the result of the corporate services agreement between Covanta and Covanta Energy, pursuant to which Covanta provided to Covanta Energy, at Covanta Energy’s expense, certain administrative and professional services and Covanta Energy pays most of Covanta’s expenses. Such expenses totaled $3.5 million for the period March 11, 2004 through December 31, 2004. In addition, Covanta and Covanta Energy entered into an agreement pursuant to which Covanta Energy provided, at Covanta’s expense, payroll and benefit services for Covanta employees, which totaled $0.5 million for the period March 11, 2004 through December 31, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES
      The information set forth below regarding liquidity and capital resources is presented according to Covanta’s consolidated operations and Covanta’s current business segments of Waste and Energy Services and Other Services.
Capital Resources and Commitments
      As part of the ARC Holdings acquisition, Covanta Energy entered into new credit arrangements which totaled approximately $1.1 billion and are guaranteed by Covanta and certain domestic subsidiaries of Covanta Energy. The proceeds of the new financing arrangements were used to fund the acquisition of ARC Holdings, to refinance approximately $479 million of Covanta Energy’s and CPIH’s recourse debt and letter of credit facilities, and to pay the related fees and expenses. The new credit facilities are further available for ongoing permitted expenditures and for general corporate purposes. The following chart summarizes the various components and amounts of Covanta Energy’s project and intermediate debt and Credit Facilities as of December 31, 2005 (in millions of dollars):

Cash Flow and Liquidity

Summary
      Covanta’s sources of funds are its investments and financing activities, as well as dividends, if any, and other payments received from Covanta Energy and NAICC. Various state insurance requirements restrict the amounts that may be transferred to Covanta in the form of dividends or loans from Covanta’s insurance subsidiaries without prior regulatory approval. Currently, NAICC cannot pay dividends or make loans to Covanta. Under its new financing arrangements, Covanta Energy’s ability to pay dividends to Covanta is limited, except in certain circumstances.
      The following summarizes the actual inflows and outflows relating to the ARC Holdings rights offering (in millions of dollars):

Proceeds from ARC Holdings rights offering	$400.0
Transfers to Covanta Energy (to fund a portion of ARC Holdings purchase price)	(385.0)
Warrant agent and other costs	(4.2)

Net cash inflow to Covanta	$10.8

      Summarized cash flow information for Covanta’s current business segments reconciled to the consolidated statements of cash flows is as follows (in thousands of dollars):

	For the Year Ended December 31, 2005

	Waste and Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$229,963	$(21,925)	$—	$208,038
Net cash (used in) provided by investing activities(1)	(707,472)	(354,361)	384,954	(676,879)
Net cash provided by (used in) financing activities	493,948	392,255	(384,954)	501,249

Net increase in cash and cash equivalents	$16,439	$15,969	$—	$32,408

	For the Year Ended December 31, 2004

	Waste and Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$134,004	$(25,763)	$—	$108,241
Net cash (used in) provided by investing activities(2)	(12,103)	68,094	—	55,991
Net cash (used in) provided by financing activities	(101,583)	15,547	—	(86,036)

Net increase in cash and cash equivalents	$20,318	$57,878	$—	$78,196

(1)	Waste and Energy Services is net of cash acquired of ARC Holdings of $62,358.

(2)	Other is net of cash acquired of Covanta Energy, at parent-level of $57,795.

Waste and Energy Services Segment
      Cash provided by operating activities was $230 million and $134 million for the year ended December 31, 2005 and 2004, respectively. The increase in cash flow from operating activities was primarily due to the ARC Holdings acquisition. Net cash used in investing activities was $707.5 million in the year ended December 31, 2005 and was primarily due to the purchase of ARC Holdings, net of acquired cash. Net cash provided by financing activities was $493.9 million for the year ended December 31, 2005 and was primarily driven by the capital contribution from Covanta, the net impact of the refinancing of the prior long-term debt and for the acquisition of ARC Holdings offset partially by the payment and future funding of project debt.
      Restricted funds held in trust were $447.4 million as of December 31, 2005. Restricted funds held in trust are primarily amounts received and held by third party trustees relating to projects owned by Covanta Energy, and which may be used only for specified purposes. These payments are made directly to the trustee primarily for related project debt and are held by it until paid to project debt holders. Covanta does not have access to these funds. In addition, as of December 31, 2005, Covanta had $19.6 million in cash held in restricted accounts to pay for additional bankruptcy emergence expenses that are estimated to be paid in the future. Cash held in such reserve accounts is not available for general corporate purposes.
      Generating sufficient cash to meet Covanta Energy’s liquidity needs, pay down its debt and invest in its business remains an important objective of management. Maintaining historic facility production levels while effectively managing operating and maintenance expenses is important to optimize Covanta Energy’s long-term cash generation. Covanta Energy does not expect to receive any cash contributions from Covanta and is prohibited under its principal financing arrangements from using its cash to issue dividends to Covanta except in limited circumstances.
      Covanta Energy derives its cash flow principally from its domestic and international project operations and businesses. The frequency and predictability of Covanta Energy’s receipt of cash from projects differs, depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements or in debt arrangements at Covanta Energy’s intermediate-level subsidiaries, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production.
      A material portion of Covanta Energy’s domestic cash flows are expected to be derived from projects where financial tests and other covenants contained in respective debt arrangements must be satisfied in order for project subsidiaries to make cash distributions to intermediate Covanta Energy subsidiaries, and for such intermediate-level subsidiaries to make cash distributions to Covanta Energy. Distributions from these intermediate-level subsidiaries may only be made quarterly, if such financial tests and other covenants are satisfied. Historically all such financial tests and covenants have been satisfied. Covanta Energy’s remaining domestic projects generally are not restricted in making cash distributions, and no restrictions exist at intermediate Covanta Energy subsidiary levels. As a result, Covanta Energy generally receives cash from these projects on a monthly basis.
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
      As previously announced, Covanta agreed as part of the Covanta Energy acquisition to conduct the 9.25% Offering. Also as previously announced, because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings Rights Offering, Covanta restructured the 9.25% Offering to offer an additional 2.7 million shares of Covanta’s common stock at the same purchase price as in the ARC Holdings Rights Offering. On February 24, 2006, Covanta completed the 9.25% Offering in which 5,696,911 shares were issued for $20.8 million in gross proceeds.

Financing Arrangements
      Covanta does not have any outstanding debt for borrowed money. Covanta Energy and several of its subsidiaries have outstanding debt obligations, which are described below. Covanta has guaranteed Covanta Energy’s debt obligations described below.

Covanta Energy Debt
      On June 24, 2005, Covanta’s subsidiary, Covanta Energy, entered into two credit and guaranty agreements with syndicates of lenders led by Goldman Sachs Credit Partners, L.P. and Credit Suisse, respectively. The financing provided Covanta with available credit for the working capital and general corporate needs of Covanta Energy and its subsidiaries.
      The two credit agreements consist of (1) the Credit and Guaranty Agreement, dated as of June 24, 2005, among Covanta Energy, Covanta, as a guarantor, certain subsidiaries of Covanta Energy, as guarantors, and various lenders, arrangers and agents (“First Lien Credit Agreement”); and (2) the Second Lien Credit and Guaranty Agreement, dated as of June 24, 2005, among Covanta Energy, Covanta, as a guarantor, certain subsidiaries of Covanta Energy, as guarantors, and various lenders, arrangers and agents (“Second Lien Credit Agreement”). Under these credit agreements, the lenders agreed to provide secured revolving credit, letter of credit and term loan facilities in the amount of up to $1.115 billion as described below. The following is a description of the general terms of these senior secured credit facilities.
      The senior secured credit facilities are comprised of the following:

•	a first priority secured term loan facility in the initial amount of $275 million that matures in 2012 (the “First Lien Term Loan Facility”);

•	a first priority secured revolving credit facility in the amount of $100 million, up to $75 million of which may be utilized for letters of credit, that matures in 2011 (the “Revolving Credit Facility”);

•	a first priority secured funded letter of credit facility in the amount of $340 million that matures in 2012, (the “Funded L/ C Facility,” and collectively with the First Lien Term Loan Facility and the Revolving Credit Facility, as the “First Lien Facilities”); and

•	a second priority secured term loan facility in the amount of $400 million that matures in 2013, (the “Second Lien Term Loan Facility,” and collectively with the First Lien Facilities, as the “Credit Facilities”).
      Letters of credit that may in the future be issued under the Revolving Credit Facility will accrue fees at the then effective borrowing margins on eurodollar rate loans (described below), plus a fee on each issued letter of credit payable to the issuing bank. Letter of credit availability under the Funded L/ C Facility accrues fees (whether or not letters of credit are issued thereunder) at the then-effective borrowing margin for eurodollar rate loans times the total availability under letters of credit (whether or not then utilized), plus a fee on each issued letter of credit payable to the issuing bank. In addition, Covanta Energy has agreed to pay to the participants under the Funded L/ C Facility any shortfall between the eurodollar rate applicable to the relevant Funded L/ C Facility interest period and the investment income earned on the pre-agreed investments made by the relevant issuing banks with the purchase price paid by such participants for their participations under the Funded L/ C Facility.
      As of December 31, 2005, Covanta Energy had neither drawn on the Revolving Credit Facility nor caused to be issued any letters of credit under the Revolving Credit Facility. As of December 31, 2005, Covanta Energy had $307.5 million outstanding letters of credit under the Funded L/ C Facility.
      Covanta Energy also entered into an intercreditor agreement with the respective lenders under the Revolving Credit Facility, the Funded L/ C Facility, and the First Lien Term Loan Facility and the Second Lien Term Loan Facility described under “Capital Resources and Commitments.” This agreement includes certain provisions regarding the application of payments made by Covanta Energy among the respective creditors and certain matters relating to priorities upon the exercise of remedies with respect to the collateral.

      Under these agreements Covanta Energy is obligated to apply 50% of excess cash from operations (calculated pursuant to the new credit agreements), as well as specified other sources, to repay borrowing under the First Lien Term Loan Facility and reduce commitments under the financing arrangements, and in some circumstances to collateralize its reimbursement obligations with respect to outstanding letters of credit and/or repay borrowings under the Second Lien Term Loan Facility.
      The new debt issued in the refinancing transaction is outlined in the following table:

Designation	Principal Amount	Interest	Principal Payments

First Lien Term Loan Facility	$229.3 million as of December 31, 2005	Eurodollar or base rate as elected by Covanta plus a margin of 3.00%	Annual amortization paid quarterly beginning December 31, 2006
Second Lien Term Loan Facility	$400 million as of December 31, 2005	Eurodollar or base rate as elected by Covanta plus a margin of 5.50%	Due at maturity in 2013
      In December 2005, Covanta Energy voluntarily prepaid $45 million under the First Lien Term Loan. The mandatory annual amortization was reset and will be paid in quarterly installments beginning December 31, 2006, through the date of maturity as follows (in thousands of dollars):

Annual
Remaining
First Lien Term Loan Facility	Amortization

2006	$581
2007	2,322
2008	2,322
2009	2,322
2010	2,322
2011	110,302
2012	109,141
      The Second Lien Term Loan Facility has no mandatory amortization requirements and is required to be repaid in full on its maturity date.
      Loans under the senior secured credit facilities are designated, at Covanta’s election, as Eurodollar rate loans or base rate loans. Eurodollar loans bear interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months (and at the end of every three months in the case of six month eurodollar loans). Base rate loans bear interest at (a) a rate per annum equal to the greater of (1) the “prime rate” designated in the relevant facility or (2) the federal funds rate plus 0.50% per annum, plus (b) a borrowing margin as described below.
      The borrowing margins referred to above for the Revolving Credit Facility are as follows:

	Borrowing Margin for	Borrowing Margin for
	Revolving Eurodollar	Revolving Base Rate
Company Leverage Ratio	Loans	Loan

≥4.25:1.00	3.00%	2.00%

<4.25:1.00	2.75%	1.75%
≥3.50:1:00

<3.50:1:00	2.50%	1.50%

      The borrowing margins for First Lien Term Loan Facility and the Funded Letter of Credit Facility are 3.00% for Eurodollar rate loans and 2.00% for base rate loans. The borrowing margins under the Second Lien Term Loan Facility are 5.50% for Eurodollar rate loans and 4.50% for base rate loans.
      The Credit Facilities provide that Covanta Energy and its subsidiaries must comply with certain affirmative and negative covenants. See Note 18. Long-Term Debt to the Notes for a description of such covenants, as well as other material terms and conditions of such agreements.
      As of December 31, 2005, Covanta Energy was not in default under the Credit Facilities.
      Covanta Energy’s obligations under the First Lien Facilities and certain interest rate or other hedging arrangements entered into with any of the lenders and their affiliates and Covanta’s subsidiary guarantors’ guaranty obligation are secured by a first priority security interest in substantially all assets, including substantially all of the personal, real and mixed property of Covanta Energy and the subsidiary guarantors pursuant to the terms of the First Lien Facilities documentation including the First Lien Pledge and Security Agreement between each of Covanta Energy and the other grantors party to the agreement and a collateral agent acting on behalf of lenders (“First Lien Security Agreement”).
      In addition, the First Lien Facilities are secured by a first priority perfected lien or pledge on 100% of the capital stock of Covanta Energy and certain direct subsidiaries of Covanta Energy and the subsidiary guarantors, up to 65% of the capital stock of certain first tier foreign subsidiaries of Covanta Energy and the subsidiary guarantors, and all intercompany debt owed to Covanta Energy or the subsidiary guarantors, pursuant to the terms of the First Lien Facilities documentation including the First Lien Security Agreement and the First Lien Pledge Agreement between Covanta and a collateral agent acting on behalf of lenders. Other subsidiaries of ours are not subject to any guaranty.
      The Second Lien Term Loan Facility is secured by a second priority security interest in the same collateral as secures the First Lien Facilities pursuant to the terms of the Second Lien Term Loan Facility documentation including the Parity Lien Pledge and Security Agreement and a Parity Pledge Agreement between the same Covanta entities and collateral agents acting on behalf of lenders (the “Parity Lien Security Agreement”).
      The priority of the security interests and related creditor rights between the First Lien Facilities (the “First Lien Obligations”) and those of the Second Lien Term Loan Facility (the “Second Lien Obligations”) are set forth in the Intercreditor Agreement among Covanta Energy and various lender parties (the “Intercreditor Agreement”). Under the terms of the Intercreditor Agreement, for as long as any of the First Lien Obligations are outstanding:

•	liens securing the Second Lien Obligations will be junior and subordinated in all respects to liens securing the First Lien Obligations;

•	the collateral agent for the Second Lien Obligations will not exercise any rights or remedies with respect to any collateral for 180 days from the date of delivery of notice in writing to the collateral agent for the First Lien Obligations;

•	the collateral agent for the Second Lien Obligations will not take or receive any collateral or any proceeds of collateral in connection with the exercise of any right or remedy (including setoff) with respect to any collateral;

•	any proceeds of collateral received in connection with the sale or disposition of such collateral by the collateral agent for the holders of the First Lien Obligations will be applied to the First Lien Obligations in the order specified by the Intercreditor Agreement and the applicable First Lien Obligation documents. Upon discharge of the First Lien Obligations, any proceeds of collateral held by the collateral agent for the First Lien Obligations will be delivered to the collateral agent for the Second Lien Obligations to be applied in the order specified by the Intercreditor Agreement and the applicable Second Lien Obligation documents; and

•	except as permitted under the Intercreditor Agreement and the senior secured credit facilities, Covanta Energy will not make prepayments of the Second Lien Obligations prior to any voluntary or mandatory prepayment of any amounts outstanding under the First Lien Obligations.
      The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants. During the term of the Credit Facilities, Covanta expects that the negative covenants will restrict the ability of Covanta Energy and its subsidiaries to take specified actions, subject to exceptions, including but not limited to:

•	incurring additional indebtedness, including guarantees of indebtedness;

•	creating, incurring, assuming or permitting to exist liens on property and assets;

•	making loans and investments and entering into mergers, consolidations, acquisitions and joint ventures;

•	engaging in sales, transfers and other dispositions of their property or assets;

•	paying, redeeming or repurchasing debt, or amending or modifying the terms of certain material debt or certain other agreements;

•	declaring or paying dividends to, making distributions to or making redemptions and repurchases from, equity holders;

•	entering into certain affiliate transactions; and

•	entering into agreements that would restrict the ability of Covanta Energy’s subsidiaries to pay dividends and make distributions, making certain loans and advances to Covanta Energy, and incurring liens or transferring property or assets to Covanta Energy or certain of its subsidiaries.
      The financial covenants of the First Lien Facilities include the following:

•	maximum Covanta Energy leverage ratio, which measures Covanta Energy-level recourse debt to a specified Covanta Energy-level cash flow;

•	maximum capital expenditures;

•	minimum Covanta Energy interest coverage ratio, which measures Covanta Energy-level recourse debt interest expense to a specified Covanta Energy-level cash flow; and

•	minimum consolidated adjusted earnings before interest, taxes, depreciation and amortization.
      Covanta Energy is required to make mandatory prepayments of the senior secured credit facilities in the amounts set forth in the Credit Facilities in the event it receives proceeds from the following specified sources:

•	excess cash flow, as defined in the loan documentation;

•	net cash proceeds of any property or asset sale, subject to certain exceptions and reinvestment requirements;

•	net insurance and condemnation proceeds, subject to certain exceptions and reinvestment provisions;

•	net cash proceeds from the issuance of additional equity securities, subject to certain exceptions; and

•	net cash proceeds of certain debt issuances, subject to certain exceptions.
      Except as otherwise provided in the Intercreditor Agreement, mandatory prepayments are applied to prepay the First Lien Term Loan Facility prior to application with respect to the remaining Credit Facilities.
      The loan documentation for the Credit Facilities contains events of default, including, but not limited to, failure to make debt payments when due, cross defaults to certain other debt of Covanta Energy and its subsidiaries, certain change of control events and specified material reductions in net operating losses available to us, other than through utilization. Upon the occurrence and during the continuance of events of default under the Credit Facilities, and subject to the terms of the Intercreditor Agreement, the administrative agents and/or the lenders under the credit agreements may accelerate Covanta Energy’s payment obligations thereunder and the collateral agents under the documents securing these obligations may foreclose upon, and exercise other rights with respect to, Covanta’s assets and the assets of Covanta Energy and/or the subsidiary guarantors in which security interests have been granted.

Domestic Project Debt
      Financing for Covanta Energy’s waste-to-energy projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by Covanta Energy’s subsidiary, the issuer of the bonds loans the bond proceeds to Covanta Energy’s subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in Covanta’s consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Covanta Energy’s subsidiaries is described in the chart below under “Capital Requirements” as non-recourse project debt. The only potential recourse to Covanta Energy with respect to project debt arises under the operating performance guarantees described below under “Other Commitments.”
      Certain subsidiaries have recourse liability for project debt which is non-recourse to Covanta Energy as of December 31, 2005 as follows (in thousands of dollars):

Niagara Series 2001 Bonds	$165,010
Seconn Corporate Credit Bonds	43,500
Hempstead Corporate Credit Bonds	42,670

International Project Debt
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

Intermediate Subsidiary Debt
      The three ARC Holdings subsidiaries identified below have outstanding non-project debt facilities, which are described below.

MSW I Financing
      As of December 31, 2005, MSW I had outstanding debt financing consisting of $196 million of 8.50% senior secured notes due 2010, referred to as the “MSW I notes.” Interest on the MSW I notes is payable semi-annually in arrears on March 1st and September 1st of each year. The MSW I notes mature on September 1, 2010. Holders of MSW I notes may require MSW I to repurchase the MSW I notes upon a change in control or if MSW I or any of its restricted subsidiaries receives any proceeds from certain financings or asset sales by Covanta Ref-Fuel Holdings LLC (formerly known as Ref-Fuel Holdings LLC, referred to as “Ref-Fuel Holdings”) and its subsidiaries.
      The MSW I notes are general obligations of MSW I and are secured by a first priority lien on substantially all the assets of MSW I, including a first priority pledge of the membership interest in MSW I’s subsidiaries and of Ref-Fuel Holdings indirectly owned by MSW I.
      The indenture under which the MSW I notes were issued, referred to as the “MSW I indenture,” provides for certain restrictive covenants including, among other things, restrictions on incurrence of indebtedness, creation of liens, certain payments to related and unrelated parties, acquisitions, asset sales and transactions with affiliates.
      The MSW I indenture provides that MSW I is not permitted to make certain distributions or other restricted payments, subject to certain exceptions, unless, and at the time of and after giving effect to such restricted payment:

•	no default or event of default shall have occurred and be continuing or would occur as a consequence of such restricted payment;

•	MSW I is not required to make an offer, which they have not yet consummated, to repurchase or redeem MSW I notes with the net proceeds received from Ref-Fuel Holdings or its subsidiaries upon the issuance of debt or equity securities, incurrence of indebtedness or consummation of an asset sale by Ref-Fuel Holdings or any of its subsidiaries; and

•	at the time of such restricted payment, the proportionate consolidated interest coverage ratio for MSW I’s most recently ended four full fiscal quarters would have been at least 2.0 to 1.0 on a pro forma basis as if the restricted payment had been made at the beginning of such four-quarter period, and the projected proportionate consolidated interest coverage ratio for MSW I’s four full fiscal quarters commencing with the first full fiscal quarter after the date of the proposed restricted payment would be at least 2.0 to 1.0.
      Proportionate consolidated interest coverage ratio is defined in the MSW I indenture to mean the ratio obtained by dividing an amount equal to the applicable ownership percentage multiplied by the consolidated cash flow of Ref-Fuel Holdings for such period, by the sum of (1) an amount equal to the applicable ownership percentage multiplied by the consolidated interest expense of Ref-Fuel Holdings for the period, plus (2) without duplication, the consolidated interest expense of MSW I for such period. The consolidated interest coverage ratio of MSW I was approximately 3.2x for the twelve-month period ended December 31, 2005.
      Upon the occurrence of a change of control, as defined in the MSW I indenture, MSW I shall be required to make an offer to each holder of MSW I notes to repurchase all or any part of such holder’s MSW I notes at a purchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest to the date of purchase. Within 30 days following a change of control, MSW I shall mail a notice to each holder of MSW I notes stating that a change of control offer is being made and setting forth, among other things, the purchase price and the purchase date, which shall be no earlier than 30 days and no later than 60 days from the date such notice is mailed.
      The MSW I indenture governing the MSW I notes includes limitations on the ability of MSW I and its restricted subsidiaries to incur additional indebtedness or issue preferred equity. The MSW I indenture provides that MSW I and its subsidiaries may only incur indebtedness or issue preferred equity if the proportionate consolidated interest coverage ratio tests set forth above are met. Other permitted indebtedness under the MSW I indenture is generally limited to:

•	the MSW I notes;

•	indebtedness in respect of member loans;

•	refinancing indebtedness;

•	intercompany debt among MSW I and its restricted subsidiaries;

•	indebtedness in respect of hedging obligations;

•	guarantees of permitted indebtedness;

•	if Ref-Fuel Holdings becomes a subsidiary of MSW I, under specific circumstances indebtedness may be permitted to be incurred by Ref-Fuel Holdings and its subsidiaries including:

•	purchase money indebtedness;

•	indebtedness incurred to finance capital expenditures required by law;

•	indebtedness that is non-recourse to Ref-Fuel Holdings; and

•	other indebtedness not to exceed $30 million.
      Ref-Fuel Holdings and its subsidiaries are not currently deemed to be restricted subsidiaries under the MSW I indenture, including for purposes of the restrictive covenants described above.

MSW II Financing
      As of December 31, 2005, MSW II had outstanding debt financing consisting of $224 million aggregate principal amount of 7.375% senior secured notes due 2010, referred to as the “MSW II notes.” All terms and indenture descriptions for the MSW II notes are consistent with those terms and indenture descriptions as described above for the MSW I notes.
      As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Discussion and Analysis of Liquidity and Capital Resources — Waste and Energy Services Segment and Note 18. Long-Term Debt of the Notes, MSW I and MSW II outstanding notes were issued pursuant to indentures containing covenants and other obligations of such subsidiaries. Under applicable indentures, holders of these notes were entitled to receive from the respective issuer an offer to repurchase such notes upon a change of control, such as was caused by the purchase of ARC Holdings by Covanta. On June 24, 2005, change of control offers were issued by both MSW I and MSW II. Holders of approximately $4.2 million of MSW I notes properly tendered their notes for repurchase, and holders of approximately $0.9 million of MSW II notes properly tendered their notes for repurchase. All such notes were repurchased on July 26, 2005. MSW I and MSW II paid the purchase price of such notes, which was $5.1 million in the aggregate with cash made available by Covanta.

ARC LLC Financing
      As of December 31, 2005, Covanta ARC LLC (“ARC LLC”), formerly known as American Ref-Fuel Company LLC, had outstanding debt financing consisting of $234 million aggregate principal amount of 6.26% senior notes due 2015, referred to as the “ARC notes.” Interest on the ARC notes is payable June 30th and December 31st of each year through maturity.
      The indenture under which the ARC notes were issued, referred to as the “ARC indenture” provides for certain restrictive covenants including, among other things, restrictions on the incurrence of indebtedness, certain payments to related and unrelated parties, acquisitions and asset sales. In addition, the ARC indenture provides that distributions of cash to parent entities (including Covanta Energy) may occur quarterly and only if certain financial covenants are satisfied.

Capital Requirements
      The following table summarizes our gross contractual obligations including: project debt, long-term debt, estimated interest payments, leases and other contractual obligations as of December 31, 2005. (Amounts expressed in thousands of dollars. Note references are to the Notes):

		Payments Due by Period

		Less Than
		One
	Total	Year	1 to 3 Years	4 to 5 Years	After 5 Years

Domestic Covanta project debt (Note 19)	$1,449,341	$133,052	$294,218	$319,710	$702,361
CPIH project debt (Note 19)	85,633	24,170	27,371	28,828	5,264

Total project debt (Note 19)	1,534,974	157,222	321,589	348,538	707,625
First Lien Term Loan facility (Note 18)	229,312	583	4,642	4,644	219,443
Second Lien Term Loan facility (Note 18)	400,000	—	—	—	400,000
6.26% senior notes (Note 18)	234,000	42,035	61,965	17,000	113,000
8.5% senior secured notes (Note 18)	195,785	—	—	195,785	—
7.375% senior secured notes (Note 18)	224,100	—	—	224,100	—
Other long-term debt (Note 18)	196	124	72	—	—

Total debt obligations of Covanta(1)	2,818,367	199,964	388,268	790,067	1,440,068
Less:
Non-recourse project debt(2)	2,189,055	199,381	383,626	785,423	820,625

Covanta recourse debt	$629,312	$583	$4,642	$4,644	$619,443

Operating leases	447,764	34,036	67,390	93,141	253,197
Less: Non-recourse rental payments	264,305	15,555	35,028	46,427	167,295

Covanta recourse rental payments	$183,459	$18,481	$32,362	$46,714	$85,902

Interest payments(3)	1,262,945	196,560	366,531	318,316	381,538
Less: Non-recourse interest payments	735,735	130,959	230,874	186,139	187,763

Covanta recourse interest payments	$527,210	$65,601	$135,657	$132,177	$193,775

Retirement plan obligations(4)	$31,246	$16,299	$3,584	$3,673	$7,690
Other long-term obligations	$55,217	$2,500	$5,000	$7,500	$40,217

Total Covanta contractual obligations	$1,426,444	$103,464	$181,245	$194,708	$947,027

(1)	Excludes $88.0 million of Covanta Energy’s unamortized debt premium.

(2)	Payment obligations for the project debt associated with waste-to-energy facilities owned by Covanta Energy are limited recourse to the operating subsidiary and non-recourse to Covanta Energy, subject to operating performance guarantees and commitments.

(3)	Interest payments and letter of credit fees are estimated based on current rates.

(4)	Retirement plan obligations are based on actuarial estimates for the defined contribution plan, pension plan obligations and post-retirement plan obligations as of December 31, 2005.

Other Commitments
      Covanta’s other commitments as of December 31, 2005 were as follows (in thousands of dollars):

	Commitments Expiring by Period

		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$314,206	$19,684	$294,522
Surety bonds	50,999	—	50,999

Total other commitments — net	$365,205	$19,684	$345,521

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
      Some of these letters of credit reduce over time. As of December 31, 2005, Covanta Energy had approximately $32.5 million in available capacity for additional letters of credit under its Funded L/ C Facility and $75 million under its Revolving Credit Facility.
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
      The surety bonds listed on the table above primarily relate to assumed contracts from ARC Holdings ($35.3 million) and possible closure costs for various energy projects when such projects cease operating ($9.7 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.
      Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy and water facilities. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of December 31, 2005 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of December 31, 2005 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned waste-to-energy facilities could expose Covanta Energy to recourse liability on project debt shown on the foregoing table. Covanta Energy also believes that it has not incurred such damages at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
      With respect to its international businesses, Covanta Energy has issued guarantees of certain of CPIH’s operating subsidiaries contractual obligations to operate power projects. The potential damages owed under such arrangements for international projects may be material. See Item 1A. Risk Factors — Waste and Energy

Services Business-Specific Risks — Covanta Energy and certain of its subsidiaries have provided guarantees and support in connection with its subsidiaries’ projects.
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

Insurance Coverage
      Covanta has obtained insurance for Covanta’s assets and operations that provides coverage for what Covanta believes are probable maximum losses, subject to self-insured retentions, policy limits and premium costs which Covanta believes to be appropriate. However, the insurance obtained does not cover Covanta for all possible losses.

Off-Balance Sheet Arrangements
      Subsidiaries of Covanta Energy are parties to lease arrangements with Covanta Energy’s municipal clients at its Union County, New Jersey, its Alexandria, Virginia and its Delaware County, Pennsylvania waste-to-energy facilities. At its Union County facility, Covanta Energy’s operating subsidiary leases the facility from the Union County Utilities Authority, referred to as the “UCUA,” under a lease that expires in 2023, which Covanta Energy may extend for an additional five years. Covanta Energy guarantees a portion of the rent due under the lease. Rent under the lease is sufficient to allow the UCUA to repay tax exempt bonds issued by it to finance the facility and which mature in 2023.
      At its Alexandria facility, a Covanta Energy subsidiary is a party to a lease related to certain pollution control equipment that was required in connection with the Clean Air Act amendments of 1990, and which was financed by the City of Alexandria and by Arlington County, Virginia. Covanta Energy’s subsidiary owns this facility, and rent under this lease is sufficient to pay debt service on tax exempt bonds issued to finance such equipment and which mature in 2013.
      At its Delaware Valley facility, a Covanta Energy subsidiary is a party to a lease with the Delaware County Solid Waste Authority, known as “DCSWA,” for the facility that expires in 2019. Covanta Energy’s operating subsidiary, referred to as the “Delaware Partnership,” is obligated to pay a portion of lease rent, designated as “Basic Rent B,” and could be liable to pay certain related contractually-specified amounts, referred to as “Stipulated Loss”, in the event of a default in the payment of rent under the Delaware Valley lease beyond the applicable grace period. The Stipulated Loss is similar to lease termination liability and is generally intended to provide the lessor with the economic value of the lease, for the remaining lease term, had the default in rent payment not occurred. The balance of rental and Stipulated Loss obligations are payable by a trust formed and collateralized by the project’s former operator in connection with the disposition of its interest in the Delaware Valley facility. Pursuant to the terms of various guarantee agreements, ARC has guaranteed the payments of Basic Rent B and Stipulated Loss to the extent such payments are not made by the Delaware Partnership. Covanta does not believe, however, that such payments constitute a material obligation of Covanta’s subsidiary since Covanta’s subsidiary expects to continue to operate the Delaware Valley facility in the ordinary course for the entire term of the lease and will continue to pay rent throughout the term of the lease. As of December 31, 2005, the estimated Stipulated Loss would have been $161.6 million.
      Covanta Energy is also a party to lease arrangements pursuant to which it leases rolling stock in connection with its waste-to-energy and independent power facilities, as well as certain office equipment. Rent payable under these arrangements is not material to Covanta Energy’s financial condition.
      Covanta Energy generally uses operating lease treatment for all of the foregoing arrangements. A summary of Covanta Energy’s operating lease obligations is contained in Note 17. Leases of the Notes.
      As described above under “Other Commitments”, Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and waste facilities. To date, Covanta Energy has not incurred material liabilities under its guarantees, either on domestic or international projects.
      Covanta Energy has investments in several investees and joint ventures which are accounted for under the equity and cost methods and therefore does not consolidate the financial information of those companies. See Note 5. Equity in Net Income (Loss) from Unconsolidated Investments of the Notes for additional information regarding these leases.

Other Services Segment
      For the year ended December 31, 2005, Covanta, on a parent-only basis, held cash and investments of approximately $39.3 million, of which $32.8 million was available to pay general corporate expenses and for general working capital purposes. Covanta is required to maintain a separate cash fund of approximately $6.5 million to provide potential liquidity to its insurance business. Cash deposited for this purpose is restricted and is not available for general corporate expenses or for working capital requirements. Covanta, through its subsidiaries, had an investment in ACL warrants that were given by certain of the former creditors of ACL. In October 2005, Covanta converted the ACL warrants into shares of ACL common stock and subsequently sold the shares for net proceeds of approximately $18.0 million. See Note 20. Financial Instruments of the Notes for further information.
      Covanta received net proceeds from the ARC Holdings rights offering of $395.9 million and contributed approximately $385 million to Covanta Energy to fund a portion of the $740 million cash purchase price for the outstanding shares in ARC Holdings.
      During 2005, a subsidiary of Covanta liquidated its interest in ACL warrants as described in Note 20. Financial Instruments of the Notes. A portion of the warrant proceeds were paid to NAICC to redeem an approximate 14% interest held by NAICC in such subsidiary. NAICC received net proceeds of approximately $1.5 million.
      Cash used in operations from the insurance business was $14.2 million and $18.7 million for the year ended December 31, 2005 and 2004, respectively. The ongoing use of cash in operations was due to the insurance business continuing to make payments related to discontinued lines and territories in excess of premium receipts from existing lines. This negative cash flow restricted the insurance business from fully re-investing bond maturity proceeds and in some circumstances required the sale of bonds in order to meet obligations as they arose. Cash provided from investing activities was $13.6 million for the year ended December 31, 2005 compared with $10.9 million for the comparable period in 2004. The $2.7 million increase in cash provided by investing activities in 2005 was due to a reduction in reinvestment activity in conjunction with reduced premium production. There were no financing activities in either twelve-month period ended December 31, 2005 and 2004.
      Covanta’s insurance business, which comprises a portion of Covanta’s Other Services segment, requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The insurance business meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the insurance business relies on the sale of invested assets. Its investment policy guidelines require that all loss and LAE liabilities be matched by a comparable amount of investment grade assets. Covanta believes that the insurance business has both adequate capital resources and sufficient reinsurance to meet its current operating requirements.
      The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk based capital requirements (“RBC”). The RBC model for property and casualty insurance companies requires that carriers report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. Covanta believes Covanta’s insurance business has projected its RBC requirement as of December 31, 2005 under the RBC model and believes that it is above the level which would trigger increased oversight by regulators.

      Covanta estimates its insurance business’ reserves for unpaid losses and LAE based on reported losses and historical experience, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Key assumptions used in the estimation process could have significant effects on the reserve balances. Covanta’s insurance business regularly evaluates its estimates and assumptions based on historical experience adjusted for current economic conditions and trends. Changes in the unpaid losses and LAE can materially affect the statement of operations.
      California and Montana insurance laws and regulations regulate the amount and type of NAICC’s investments. NAICC’s investment portfolio is comprised primarily of fixed maturities and is weighted heavily toward investment grade short and medium term securities. See Note 1. Organization and Summary of Significant Accounting Policies of the Notes for information regarding significant accounting policies affecting these investments.
      NAICC’s investment portfolio as of December 31, 2005 was as follows (in thousands of dollars):

	Amortized Cost	Fair Value

Investments by investment by grade:
Fixed maturities:
U.S. Government/ Agency	$21,240	$20,776
Mortgage-backed	10,414	10,005
Corporate (AAA to A)	12,103	11,875
Corporate (BBB)	1,067	1,011

Total fixed maturities	44,824	43,667
Equity securities	1,376	1,506

Total	$46,200	$45,173

      NAICC pledges assets and posts letters of credit for the benefit of other insurance companies in connection with risks assumed by predecessor companies or as ordered by courts and arbitration panels, in the event that NAICC is not able to pay such creditors. NAICC had pledged assets of $6.3 million and had letters of credit outstanding of $2.8 million as of December 31, 2005.
      Covanta’s insurance business’ contractual commitments under operating lease agreements total approximately $1.8 million as of December 31, 2005 and are due as follows: $0.8 million in 2006, $0.3 million in each year from 2007 through 2009 and $0.1 million thereafter.
Discussion of Critical Accounting Policies
      In preparing its consolidated financial statements in accordance with generally accepted accounting principles in the United States, Covanta is required to use judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of Covanta’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Purchase Accounting
      Covanta applied purchase accounting in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, for its acquisitions in 2004 and 2005. As described in Note 3. Acquisitions and Dispositions of the Notes, Covanta

valued the acquired assets and liabilities assumed at fair value. The estimates of fair value used by Covanta reflect its best estimates based on the work of Covanta and independent valuation consultants and, where such work has not been completed, such estimates have been based on Covanta’s experience and relevant information available to management. These estimates, and the assumptions used by Covanta and by its valuation consultants, are subject to inherent uncertainties and contingencies beyond Covanta’s control. For example, Covanta used the discounted cash flow method to estimate value of many of its assets. This entails developing projections about future cash flows and adopting an appropriate discount rate. Covanta cannot predict with certainty actual cash flows and the selection of a discount rate is heavily dependent on judgment. If different cash flow projections or discount rates were used, the fair values of Covanta’s assets and liabilities could be materially increased or decreased. Accordingly, there can be no assurance that such estimates and assumptions reflected in the valuations will be realized, or that further adjustments will not occur. The assumptions and estimates used by Covanta therefore have substantial effect on Covanta’s balance sheet. In addition because the valuations impact depreciation and amortization, changes in such assumptions and estimates may affect earnings in the future. During the current year, some of Covanta’s estimates have been refined and have resulted in changes to assets and liabilities recognized in the 2005 balance sheet.

Depreciation and Amortization
      Covanta has estimated the useful lives over which it depreciates its long-lived assets. Additionally, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, Covanta Energy has capitalized the estimate of Covanta’s legal liabilities which includes capping, closure and post-closure costs of landfill cells and site restoration for certain waste-to-energy and power producing sites.

Goodwill and Intangible Assets
      Covanta Energy has recognized goodwill and intangible assets relative to its acquisition of ARC Holdings and its emergence from bankruptcy in 2004. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, Covanta evaluates its goodwill and nonamortizable intangible assets for impairment at least annually or when indications of impairment exist. The impact of recognizing an impairment could have a material impact on financial position and results of operations. There has been no impairment recognized in the current year, however an impact of impairment in the future could have a material impact on the financial position and results of operations.
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Covanta evaluates its long-term assets and amortizable intangible assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. No events or change in circumstances occurred during the period to warrant this testing. However, had an event or change in circumstances occurred, the impact of recognizing an impairment could have a material impact on financial position and results of operations.

Net Operating Loss Carryforwards — Deferred Tax Assets
      As described in Note 22. Income Taxes of the Notes to the Consolidated Financial Statements, Covanta has recorded a deferred tax asset related to the NOLs. The amount recorded was calculated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected from Covanta’s domestic and international businesses, to the extent it is reasonably predictable.
      Covanta cannot be certain that the NOLs will be available to offset the tax liability of Covanta. If the NOLs were not available to offset the tax liability of Covanta, Covanta may not have sufficient cash flow available to pay debt service on the Credit Facilities described above under “Cash Flow and Liquidity”.
      Covanta estimated that it had NOLs of approximately $489 million for federal income tax purposes as of the end of 2005. The NOLs will expire in various amounts beginning on December 31, 2006 through December 31, 2023, if not used. The amount of NOLs available to Covanta will be reduced by any taxable income generated by current members of Covanta’s tax consolidated group including certain grantor trusts relating to the Mission Insurance entities.
      The Internal Revenue Service (“IRS”) has not audited any of Covanta’s tax returns for the years in which the losses giving rise to the NOLs were reported, and it could challenge any past and future use of the NOLs.
      Under applicable tax law, the use and availability of Covanta’s NOLs could be limited if there is a more than 50% increase in stock ownership during a 3-year testing period by stockholders owning 5% or more of Covanta’s stock. Covanta’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Covanta’s NOLs by avoiding such an ownership change. Covanta expects that the restrictions will remain in-force as long as Covanta has NOLs. There can be no assurance, however, that these restrictions will prevent such an ownership change.

Loss Contingencies
      As described in Note 29. Commitments and Contingent Liabilities of the Notes, Covanta’s subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to its business. Covanta assesses the likelihood of potential losses with respect to these matters on an ongoing basis and when losses are considered probable and reasonably estimable, records as a loss an estimate of the ultimate outcome. If Covanta can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded and disclosure is made regarding the possibility of additional losses. Covanta reviews such estimates on an ongoing basis as developments occur with respect to such matters and may in the future increase or decrease such estimates. There can be no assurance that Covanta’s initial or adjusted estimates of losses will reflect the ultimate loss Covanta may experience regarding such matters. Any inaccuracies could potentially have a material adverse effect on Covanta’s consolidated financial condition.

Financial Instruments
      As described in Note 20. Financial Instruments of the Notes, the estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly the estimates presented are not necessarily indicative of the amounts that Covanta would realize in a current market exchange.
      For cash and cash equivalents, restricted cash, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of long-term unbilled receivables is estimated by using a discount rate that approximates the current rate for comparable notes. The fair value of noncurrent receivables is estimated by discounting the future cash flows using the current rates at which similar loans would be made to such borrowers based on the remaining maturities, consideration of credit risks, and other business issues pertaining to such receivables. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.
      Fair values for debt were determined based on interest rates that are currently available to Covanta for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issues.
      The fair value of Covanta’s interest rate swap agreements is the estimated amount Covanta would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.

Revenue Recognition
      Covanta Energy earns fees to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the client community pursuant to applicable waste-to-

energy service agreements. Regardless of the timing of amounts paid by client communities relating to project debt principal, Covanta Energy records service revenue with respect to this principal component on a levelized basis over the term of the applicable service agreement. Unbilled service receivables related to waste-to-energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt. Such unbilled receivables amounted to $144 million at December 31, 2005. Fees for waste disposal are recognized in the period received. Revenue from electricity and steam sales are recorded when delivered at rates specified in the contracts. Covanta Energy also earns fees under fixed-price construction contracts, in which case revenue is accounted for using the percentage of completion of services rendered.

Pensions
      Covanta Energy has defined benefit and defined contribution retirement plans that cover substantially all of its employees. The employees of ARC Holdings continued to be covered under their separate retirement savings plan until December 31, 2005. During the third quarter of 2005, Covanta froze the Covanta Energy defined benefit pension plan effective December 31, 2005. All active employees who were eligible participants in the Covanta Energy Pension Plan as of December 31, 2005, were 100% vested and have a nonforfeitable right to this benefit at December 31, 2005. Beginning January 1, 2006, all eligible employees will receive a company contribution into a new defined contribution retirement plan.
      Covanta Energy recorded a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using a discount rate of 5.75%) exceeded the fair value of pension assets as of December 31, 2005.

Unpaid Losses and Loss Adjustment Expenses
      The insurance subsidiaries establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
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
      Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. The insurance businesses’ own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, are the most important information for estimating its reserves.
      Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for automobile liability is relatively short (usually one to two years) and liability/casualty coverages, such as general liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, the insurance subsidiaries may adjust their reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with generally accepted accounting principles in the United States. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.
      The insurance subsidiaries use independent actuaries which it significantly relies on to form a conclusion on reserve estimates. Those independent actuaries use several generally accepted actuarial methods to evaluate the insurance business loss reserves, each of which has its own strengths and weaknesses. The independent actuaries place more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made and through discussions with the insurance subsidiaries’ management.

Recent Accounting Pronouncements
      See Note 1. Organization and Summary of Significant Accounting Policies and Note 2. New Accounting Pronouncements of the Notes for a summary of additional accounting policies and new accounting pronouncements.
Related Party Transactions

Employment Arrangements
      See the descriptions of Covanta’s employment agreements with Anthony Orlando, Craig Abolt, John Klett and Timothy Simpson which are incorporated by reference into Item 11. Executive Compensation of this Form 10-K.

Affiliate Agreements
      As part of the investment and purchase agreement dated as of December 2, 2003 pursuant to which Covanta agreed to acquire Covanta Energy, Covanta arranged for a new replacement letter of credit facility for Covanta Energy, secured by a second priority lien on Covanta Energy’s available domestic assets, consisting of commitments for the issuance of standby letters of credit in the aggregate amount of $118 million. This financing was provided by SZ Investments, L.L.C., Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“Third Avenue”), and D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), a significant creditor of Covanta Energy (collectively, SZ Investments, Third Avenue and Laminar, the “Bridge Lenders”). This financing was refinanced on June 24, 2005 through a syndicate of lenders that did not include the Bridge Lenders. During the term of this financing and prior to its termination on June 24, 2005, Covanta Energy paid to the agent bank for this facility an upfront fee of $2.36 million, and a commitment fee equal to 0.5% per annum of the daily calculation of available credit, an annual agency fee of $30,000, and with respect to each issued letter of credit an amount equal to 6.5% per annum of the daily amount available to be drawn under such letter of credit.
      Each of SZ Investments, Third Avenue and Laminar or an affiliate own over five percent of Covanta’s common stock. Samuel Zell, current Chairman and the former Chief Executive Officer and William Pate, the former Chairman and current director, are affiliated with SZ Investments. David Barse, a director of Covanta, is affiliated with Third Avenue.
      Covanta obtained the financing for its acquisition of Covanta Energy pursuant to a note purchase agreement dated December 2, 2003, from the Bridge Lenders. Pursuant to the note purchase agreement, the Bridge Lenders provided Covanta with $40 million of bridge financing in exchange for notes issued by Covanta. Covanta repaid the notes with the proceeds from a rights offering of common stock of Covanta which was completed in June 2004 and in connection with the conversion of a portion of the note held by Laminar into 8.75 million shares of common stock of Covanta pursuant to the note purchase agreement. In consideration for the $40 million of bridge financing and the arrangement by the Bridge Lenders of the

$118 million second lien credit facility and the arrangement by Laminar of a $10 million international revolving credit facility secured by Covanta’s international assets, Covanta issued to the Bridge Lenders an aggregate of 5,120,853 shares of common stock during 2004. As noted above, the second lien facility was terminated with the refinancing of its indebtedness in connection with the ARC Holdings acquisition.
      Pursuant to registration rights agreements Covanta filed a registration statement with the SEC to register the shares of common stock issued to the Bridge Lenders under the note purchase agreement. The registration statement was declared effective on August 24, 2004.
      As part of Covanta’s negotiations with Laminar and it becoming a five percent stockholder, pursuant to a letter agreement dated December 2, 2003, Laminar agreed to transfer restrictions on the shares of common stock that Laminar acquired pursuant to the note purchase agreement. Further, in accordance with the transfer restrictions contained in Article Fifth of Covanta’s charter restricting the resale of Covanta’s common stock by five percent stockholders, Covanta has agreed with Laminar to provide it with limited rights to resell the common stock that it holds. As of March 10, 2006, Laminar was permitted to sell up to 20% of Covanta’s outstanding shares, or all of the shares of Covanta common stock then held by it.
      Also in connection with the financing for the acquisition of Covanta Energy, Covanta agreed to pay up to $0.9 million in the aggregate to the Bridge Lenders as reimbursement for expenses incurred by them in connection with the note purchase agreement.
      The note purchase agreement and other transactions associated with the Covanta Energy acquisition involving SZ Investments, Third Avenue and Laminar were negotiated, reviewed and approved by a special committee of Covanta’s Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.
      On January 31, 2005, Covanta entered into a stock purchase agreement with ARC Holdings, and ARC Holdings’ stockholders to purchase the issued and outstanding shares of ARC Holdings capital stock. Under the terms of the stock purchase agreement, Covanta paid $747 million including transaction costs for the stock of ARC Holdings and assumed the consolidated net debt of ARC Holdings, which was approximately $1.3 billion ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted cash), resulting in an enterprise value of approximately $2 billion for ARC Holdings. The transaction was completed on June 24, 2005 and ARC Holdings is now a wholly-owned subsidiary of Covanta Energy.
      Covanta financed the purchase of ARC Holdings through a combination of debt and equity financing. The equity component of the financing consisted of an approximate $400 million offering of rights to purchase Covanta’s common stock to all of Covanta’s existing stockholders. In the ARC Holdings rights offering, Covanta’s existing stockholders were issued rights to purchase Covanta’s stock on a pro rata basis, with each holder entitled to purchase 0.9 shares of Covanta’s common stock at an exercise price of $6.00 per full share for each share of Covanta’s common stock then held.
      SZ Investments and its affiliate EGI-Fund (05-07) Investors, L.L.C., Third Avenue and Laminar representing ownership of approximately 40% of Covanta’s outstanding common stock, each separately committed to participate in the ARC Holdings rights offering and acquire their respective pro rata portion of the shares. As consideration for their commitments, Covanta paid each of these stockholders an amount equal to 1.75% of their respective equity commitments. Covanta agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Covanta undertake an underwritten offering within twelve months of the closing of the acquisition of ARC Holdings in order to provide such stockholders with liquidity. The equity commitments and related agreements involving SZ Investments, Third Avenue and Laminar were negotiated, reviewed and approved by a special committee of Covanta’s Board of Directors composed solely of disinterested directors and advised by independent legal and financial advisors.
      As part of the Covanta Energy acquisition, Covanta agreed to and conducted the 9.25% Offering. The 9.25% Offering was made solely to those holders of Covanta Energy’s 9.25% Debentures (which had been issued prior to its bankruptcy) who had voted in favor of Covanta Energy’s second reorganization plan on January 12, 2004 or were otherwise authorized to participate by the bankruptcy court. Laminar held a portion of such debentures and was entitled to participate in the 9.25% Offering. On January 31, 2005, Covanta

entered into a letter agreement with Laminar pursuant to which Covanta agreed that if the 9.25% Offering had not closed prior to the record date for the ARC Holdings rights offering, then Covanta would revise the 9.25% Offering so that the holders that participated in the 9.25% Offering would be offered additional shares of Covanta’s common stock at the same purchase price as in the ARC Holdings rights offering and in an amount equal to the number of shares of common stock that such holders would have been entitled to purchase in the ARC Holdings rights offering if the 9.25% Offering was consummated on or prior to the record date for the ARC Holdings rights offering. Accordingly, Covanta restructured its offering to offer up to an additional 2.7 million contingently issuable shares at $6.00 per share. The 9.25% Offering was completed on February 24, 2006 and Laminar exercised its rights to purchase a total of 633,380 shares.
      SZ Investments, a company affiliated with Samuel Zell, the former Chief Executive Officer and current Chairman of Covanta’s Board of Directors, and William Pate, the former Chairman of Covanta’s Board and a current Director, was a holder through its affiliate, HYI Investments, L.L.C. (“HYI”), of approximately 42% of the senior notes and payment-in-kind notes of ACL, a former unconsolidated subsidiary of Covanta. ACL emerged from Chapter 11 bankruptcy proceedings in 2004 with its plan of reorganization being confirmed without material condition as of December 30, 2004 and effective as of January  11, 2005. Pursuant to the terms of ACL’s plan of reorganization the notes held by HYI were converted into equity of ACL. The holders of ACL’s senior notes were among the class of grantors of the ACL warrants to subsidiaries of Covanta, which during October 2005 were exercised and Covanta’s interest in ACL was liquidated.
      Following ACL’s emergence from bankruptcy, Covanta sold its entire 50% interest in Vessel Leasing LLC to ACL for $2.5 million on January 13, 2005. The price and other terms and conditions of the sale were negotiated on an arm’s length-basis for Covanta by a special committee of its Board of Directors.
      Clayton Yeutter, a director of Covanta, is senior advisor to the law firm of Hogan & Hartson LLP. Hogan & Hartson has provided Covanta Energy with certain legal services for many years including 2005. This relationship preceded Covanta’s acquisition of Covanta Energy and Mr. Yeutter did not direct or have any direct or indirect involvement in the procurement, provision, oversight or billing of such legal services and does not directly or indirectly benefit from those fees. The Board has determined that such relationship does not interfere with Mr. Yeutter’s exercise of independent judgment as a director.
      As described in Note 5. Equity in Net Income (Loss) from Unconsolidated Investments of the Notes, Covanta Energy holds a 26% investment in Quezon. Covanta Energy and Quezon are both party to an agreement in which Covanta Energy assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. For the fiscal years ended December 31, 2005 and 2004, Covanta Energy, subsequent to their acquisition by Covanta, collected $29.5 million and $34.7 million, respectively, for the operation and maintenance of the facility. As of December 31, 2005 the net amount due from Quezon was $0.1 million and as of December 31, 2004 the net amount due to Quezon related to the operation and maintenance of the facility was $3.8 million, which reflected advance payments made by Quezon.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      In the normal course of business, Covanta’s subsidiaries are party to financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. Covanta’s use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding Covanta’s exposure to financial instruments with market risks. Covanta uses a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005. Further information is included in Note 20. Financial Instruments of the Notes.

Waste and Energy Services

Interest Rate Risk
      Covanta Energy and/or its subsidiaries have project debt outstanding bearing interest at floating rates that could subject it to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Of Covanta Energy’s project debt, approximately $206.7 million was floating rate debt at December 31, 2005. However, the entire interest rate risk related to the floating rate project debt is borne by the client communities because debt service is passed through to those clients under the contractual structure of their waste services agreements. Covanta Energy had only one interest rate swap relating to project debt outstanding at December 31, 2005 in the notional amount of $80.2 million related to floating rate Project debt. Gains and losses, however, on this swap are for the account of the client community and are not borne by Covanta Energy.
      As described in Note 18. Long-Term Debt of the Notes, Covanta Energy is required to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the Credit Facilities. On July 8, 2005, Covanta Energy entered into two pay-fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. These swaps were designated as cash flow hedges in accordance with SFAS No. 133. Accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. Covanta Energy expects to enter into similar arrangements during 2006 for at least an additional $37.5 million in notional amount.
      For floating rate project debt, a 20 percent hypothetical increase in the underlying December 31, 2005 market interest rates would result in a potential loss to twelve month future earnings of $3.7 million. For fixed rate project debt, the potential reduction in fair value from a 20 percent hypothetical increase in the underlying December 31, 2005 market interest rates would be approximately $51.8 million. The fair value of Covanta Energy’s fixed rate project debt (including $1.328 billion in fixed rate debt related to revenue bonds in which debt service is an explicit component of the service fees billed to the client communities) was $1.395 billion at December 31, 2005, and was determined using average market quotations of price and yields provided by investment banks.

Foreign Currency Exchange Rate Risk
      Covanta Energy has investments in energy projects in various foreign countries, including the Philippines, China, India and Bangladesh, and to a much lesser degree, Italy and Costa Rica. Neither Covanta nor Covanta Energy enters into currency transactions to hedge its exposure to fluctuations in currency exchange rates. Instead, Covanta Energy attempts to mitigate its currency risks by structuring its project contracts so that its revenues are adjusted in line with corresponding changes in currency rates. Therefore, only working capital and project debt denominated in other than a project entity’s functional currency are exposed to currency risks.
      At December 31, 2005, Covanta Energy had $85.6 million of project debt related to two diesel engine projects in India. For $73.4 million of the debt (related to project entities whose functional currency is the Indian rupee), exchange rate fluctuations are recorded as translation adjustments in other comprehensive income within stockholders’ equity in Covanta’s consolidated balance sheets. The remaining $12.2 million of debt is denominated in U.S. dollars.
      The potential loss in fair value for such financial instruments from a 10% adverse change in December 31, 2005 quoted foreign currency exchange rates would be approximately $7.3 million.
      At December 31, 2005, Covanta Energy also had net investments in foreign subsidiaries and projects. See Note 5. Equity in Net Income (Loss) from Unconsolidated Investments of the Notes for further discussion.

Commodity Price Risk and Contract Revenue Risk
      Neither Covanta nor Covanta Energy has entered into futures, forward contracts, swaps or options to hedge purchase and sale commitments, fuel requirements, inventories or other commodities. Alternatively,

Covanta Energy attempts to mitigate the risk of energy and fuel market fluctuations by structuring contracts related to its energy projects in the manner described above under Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview — Contract Structures.
      Generally, Covanta Energy is protected against fluctuations in the waste disposal market, and thus its ability to charge acceptable fees for its services, through long-term service agreements and disposal contracts at its waste-to-energy facilities. At 8 of its waste-to-energy facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, Covanta Energy is partially exposed to the risk of market fluctuations in the waste disposal fees it may charge. Covanta Energy’s long-term service agreements begin to expire in 2008, and energy sales contracts at Company-owned projects generally expire at or after the date on which that project’s long-term agreement expires. Expiration of these contracts will subject Covanta Energy to greater market risk in maintaining and enhancing its revenues. As its agreements at municipally-owned projects expire, Covanta Energy will seek to enter into renewal or replacement contracts to continue operating such projects. As Covanta Energy’s agreements at facilities it owns begin to expire, Covanta Energy intends to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, Covanta Energy expects to be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. Covanta Energy will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. At Company-owned facilities, the expiration of existing energy sales contracts will require Covanta Energy to sell its output either into the local electricity grid or pursuant to new contracts. There can be no assurance that Covanta Energy will be able to enter into such renewals, replacement or additional contracts, or that the price and other terms available in the market at the time will be favorable to Covanta Energy.
Other Services

Risk Related to the Investment Portfolio
      NAICC’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall market risk. Investment strategies are developed based on many factors including duration of liabilities, underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management, in consultation with an independent investment advisor, and approved by its board of directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to NAICC’s fixed maturity portfolio are primarily credit risk, interest rate risk, reinvestment risk and prepayment risk. The market risk related to NAICC’s equity portfolio is price risk.

Fixed Maturities
      Interest rate risk is the price sensitivity of fixed maturities to changes in interest rate. Management views these potential changes in price within the overall context of asset and liability matching. Management estimates the payout patterns of NAICC’s liabilities, primarily loss reserves, to determine their duration. Management sets duration targets for the fixed income portfolio after consideration of the duration of NAICC’s liabilities that it believes mitigates the overall interest rate risk. NAICC’s exposure to interest rate risk is mitigated by the relative short-term nature of its insurance and other liabilities. The effective duration of the portfolio at December 31, 2005 and 2004 was 1.9 years and 2.3 years, respectively. Management believes its portfolio duration is appropriate given the relative short-tail nature of the auto programs and projected run-off of all other lines of business. A hypothetical 100 basis point increase in market interest rates would cause an approximate 2.4% decrease in the fair value of the portfolio while a hypothetical 100 basis point decrease would cause an approximate 2.1% increase in fair value. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment. NAICC’s exposure to credit risk is mitigated by its investment in high quality fixed income alternatives.
      Fixed maturities of NAICC include Mortgage-Backed Securities and Collateralized Mortgage Obligations, collectively (“MBS”) representing 23.1% and 24.3% of total fixed maturities at December 31, 2005 and

2004, respectively. All MBS held by NAICC are issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), which are both rated AAA by Moody’s Investors Services. Both FNMA and FHLMC are corporations that were created by Acts of Congress. FNMA and FHLMC guarantee the principal balance of their securities. FNMA guarantees timely payment of principal and interest.
      One of the risks associated with MBS is the timing of principal payments on the mortgages underlying the securities. NAICC attempts to limit repayment risk by purchasing MBS whose cost is below or does not significantly exceed par, and by primarily purchasing structured securities with repayment protection which provides more certain cash flow to the investor such as MBS with sinking fund schedules known as Planned Amortization Classes (“PAC”) and Targeted Amortization Classes (“TAC”). The structures of PAC’s and TAC’s attempt to increase the certainty of the timing of prepayment and thereby minimize the prepayment and interest rate risk. In 2005, NAICC recognized less than $0.1 million in loss on sales of fixed maturities.
      MBS, as well as callable bonds, have a greater sensitivity to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment. NAICC realized significant increases in its prepayments of principal during 2004 and 2003 and to a lesser extent in 2005. The prepayments mitigated the need to sell securities to meet operating cash requirements as noted previously.

Equity Securities
      In the fourth quarter of 2003, NAICC sold nearly all of its equity investments capitalizing on the general stock market recovery and specifically the technology sector. In 2003, NAICC recognized $0.4 million as net realized gains from equity investments. In third and fourth quarter of 2004, NAICC began reinvesting in equity securities, generally limited to Fortune 500 companies with strong balance sheets, history of dividend growth and price appreciation. As of December 31, 2005, equity securities represented 3.4% of the total NAICC investment portfolio.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003
Statements of Stockholders’ Equity for the Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies
Note 2. New Accounting Pronouncements
Note 3. Acquisitions and Dispositions
Note 4. California Grantor Trust Settlement
Note 5. Equity in Net Income (Loss) from Unconsolidated Investments
Note 6. Waste and Energy Service Revenues and Unbilled Service Receivables
Note 7. Reinsurance
Note 8. Investments
Note 9. Restricted Funds Held in Trust
Note 10. Property, Plant and Equipment
Note 11. Intangible Assets and Goodwill
Note 12. Other Noncurrent Assets
Note 13. Accrued Expenses and Other Current Liabilities
Note 14. Deferred Revenue
Note 15. Other Noncurrent Liabilities
Note 16. Unpaid Losses and Loss Adjustment Expenses
Note 17. Leases
Note 18. Long-Term Debt
Note 19. Project Debt
Note 20. Financial Instruments
Note 21. Employee Benefit Plans
Note 22. Income Taxes
Note 23. Insurance Regulation, Dividend Restrictions and Statutory Surplus
Note 24. Stockholders’ Equity and Stock Option Plans
Note 25. Accumulated Other Comprehensive Income
Note 26. Earnings (Loss) Per Share
Note 27. Business Segments
Note 28. Quarterly Data (Unaudited)
Note 29. Commitments and Contingent Liabilities
Note 30. Related Party Transactions
Financial Statement Schedules:
     Schedule I Parent Company Only Financial Statements
     Schedule II Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Covanta Holding Corporation
We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 8, 2006

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31

	2005	2004	2003

	(In thousands, except per share
	amounts)
OPERATING REVENUES:
Waste and service revenues	$638,503	$372,748	$—
Electricity and steam sales	322,770	181,074	—
Other operating revenues	17,490	22,374	41,123

Total operating revenues	978,763	576,196	41,123

OPERATING EXPENSES:
Plant operating expenses	557,490	348,867	—
Depreciation and amortization expense	124,925	53,282	224
Net interest expense on project debt	52,431	32,586	—
Other operating expenses	11,015	16,560	44,407
General and administrative expenses	69,629	48,031	10,832
California Grantor Trust Settlement	10,342	—	—
Restructuring charges	2,765	—	—
Acquisition-related charges	3,950	—	—

Total operating expenses	832,547	499,326	55,463

Operating income (loss)	146,216	76,870	(14,340)

Other income (expense):
Investment income	6,129	2,343	1,434
Interest expense	(89,973)	(43,739)	(1,424)
Gain on derivative instruments, ACL warrants	15,193	—	—

Total other expenses	(68,651)	(41,396)	10

Income (loss) before income tax expense, minority interests and equity in net income (loss) from unconsolidated investments	77,565	35,474	(14,330)
Income tax expense	(34,651)	(11,535)	(18)
Minority interests	(9,197)	(6,869)	—
Equity in net income (loss) from unconsolidated investments	25,609	17,024	(54,877)

NET INCOME (LOSS)	$59,326	$34,094	$(69,225)

INCOME (LOSS) PER SHARE OF COMMON STOCK — BASIC	$0.49	$0.39	$(1.05)

INCOME (LOSS) PER SHARE OF COMMON STOCK — DILUTED	$0.46	$0.37	$(1.05)

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2005	2004

	(In thousands, except per
	share amounts)
ASSETS
Current:
Cash and cash equivalents	$128,556	$96,148
Marketable securities available for sale	7,400	6,400
Investments in securities (securities at cost: $1,377 and $1,324)	1,506	1,432
Restricted funds held in trust	197,527	116,092
Receivables (less allowances of $4,959 and $1,455)	202,893	133,994
Unbilled service receivables	57,588	58,206
Deferred income taxes	21,058	8,868
Prepaid expenses and other assets	77,872	72,006

Total Current Assets	694,400	493,146
Property, plant and equipment, net	2,724,843	819,400
Investments in fixed maturities at market (cost: $44,824 and $57,264)	43,667	57,210
Restricted funds held in trust	249,905	123,826
Unbilled service receivables	86,830	98,248
Intangible assets, net	434,543	177,290
Goodwill	255,927	—
Investments in and advances to investees and joint ventures	66,301	64,156
Deferred income taxes	26,236	18,042
Other assets	119,513	87,763

Total Assets	$4,702,165	$1,939,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$47,549	$112
Current portion of project debt	174,114	109,701
Accounts payable	19,447	16,243
Deferred revenue	14,524	15,219
Accrued expenses and other liabilities	205,351	139,453

Total Current Liabilities	460,985	280,728
Long-term debt	1,260,570	312,784
Project debt	1,424,170	835,036
Deferred income taxes	533,169	109,465
Other liabilities	343,402	182,903

Total Liabilities	4,022,296	1,720,916

Minority Interests	80,628	83,350

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 and 150,000 shares; issued 141,246 and 73,441 shares; outstanding 141,166 and 73,430 shares)	14,125	7,344
Additional paid-in capital	594,186	194,783
Unearned compensation	(4,583)	(3,489)
Accumulated other comprehensive income	535	583
Accumulated deficit	(5,014)	(64,340)
Treasury stock	(8)	(66)

Total Stockholders’ Equity	599,241	134,815

Total Liabilities and Stockholders’ Equity	$4,702,165	$1,939,081

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$59,326	$34,094	$(69,225)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,925	53,282	224
Revenue contract levelization	2,068	—	—
Amortization of deferred financing costs	10,785	7,045	1,024
Amortization of project debt premium and discount	(18,058)	(10,457)	—
Accretion on principal of High Yield Notes	872	2,736	—
Provision for doubtful accounts	2,008	733	—
Stock option and amortization of unearned compensation expense	4,057	1,425	521
Equity in net (loss) income from unconsolidated investments	(25,609)	(17,024)	54,877
Dividends from unconsolidated Waste and Energy Services investments	19,287	16,926	—
Minority interests	9,197	6,869	—
Gain on derivative instruments, ACL warrants	(15,193)	—	—
Deferred income taxes	17,759	(2,916)	—
Other, net	6,003	(172)	(1,929)
Change in operating assets and liabilities, net of effects of acquisition:
Restricted funds for emergence costs	13,201	65,681	—
Receivables	2,701	13,084	7,295
Unbilled service receivables	11,949	11,221	—
Accounts payable	(64)	(8,053)	—
Accrued expenses	7,755	8,034	—
Accrued emergence costs	(13,201)	(65,681)	—
Deferred revenue	(695)	(4,736)	(6,027)
Unpaid losses and loss adjustment expenses	(17,402)	(19,110)	(17,869)
Other, net	6,367	15,260	7,938

Net cash provided by (used in) operating activities	208,038	108,241	(23,171)

INVESTING ACTIVITIES:
Decrease (increase) in restricted cash, Covanta Energy escrow	—	37,026	(37,026)
Purchase of ARC Holdings and Covanta Energy, respectively	(747,348)	(36,400)	—
Cash acquired of ARC Holdings and Covanta Energy, respectively	62,358	57,795	—
Proceeds from the sale of, matured and called investment securities	30,827	27,307	58,366
Purchase of investment securities	(3,458)	(24,828)	(36,624)
Purchase of property, plant and equipment	(23,527)	(11,999)	(96)
Other	4,269	7,090	5,114

Net cash (used in) provided by investing activities	(676,879)	55,991	(10,266)

FINANCING ACTIVITIES:
Proceeds from rights offerings, net	395,791	41,021	—
Proceeds from the exercise of options for common stock	2,984	3,474	—
Borrowings of recourse debt	675,000	—	40,000
Premium received on refinancing	1,862	—	—
Payment of deferred financing costs	(35,485)	(7,255)	—
Repayment of bridge financing	—	(26,612)	—
Borrowings for facilities	43,561	14,488	—
Payment of long-term debt	(368,432)	(19,673)	—
Payment of project debt	(188,975)	(67,943)	—
Increase in restricted funds held in trust	(6,337)	(13,839)	—
Increase in parent restricted funds	(6,471)	—	—
Distributions to minority partners	(12,249)	(8,261)	—
Other	—	(1,436)	1,450

Net cash provided by (used in) financing activities	501,249	(86,036)	41,450

Net increase in cash and cash equivalents	32,408	78,196	8,013
Cash and cash equivalents at beginning of period	96,148	17,952	25,183
Deconsolidation of ACL, GMS and Vessel Leasing	—	—	(15,244)

Cash and cash equivalents at end of period	$128,556	$96,148	$17,952

Cash Paid for Interest and Income Taxes:
Interest (net of amounts capitalized)	$97,339	$66,917	$—
Income taxes paid	$16,737	$24,207	$—
The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Treasury Stock
			Paid-In	Unearned	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	(Loss) Income	(Deficit)	Shares	Amount	Total

	(In thousands)
Balance as of December 27, 2002	30,828	$3,083	$117,148	$(1,132)	$(12,464)	$(29,209)	11	$(66)	$77,360
Common stock issued pursuant to Note Purchase Agreement	5,121	512	6,657						7,169
Stock option compensation expense			137						137
Amortization of unearned compensation				384					384
Adjustment of unearned compensation for terminated employees	(156)	(16)	(496)	459					(53)
Comprehensive loss:
Net loss						(69,225)			(69,225)
Minimum pension liability — Insurance business					(426)				(426)
Net unrealized loss on available-for-sale securities					(2,877)				(2,877)
Net reclassification adjustment for amount included in equity in net loss of unconsolidated Marine Services subsidiaries					15,322				15,322

Total comprehensive income (loss)					12,019	(69,225)			(57,206)

Balance as of December 31, 2003	35,793	3,579	123,446	(289)	(445)	(98,434)	11	(66)	27,791
Stock option compensation expense			181						181
Amortization of unearned compensation				1,345					1,345
Adjustment of unearned compensation for terminated employees	(41)	(4)	(200)	68					(136)
Shares issued in Covanta Energy Rights Offering, net of costs	27,438	2,744	38,277						41,021
Right cancelled for terminated employees	(12)	(1)	(18)						(19)
Exercise of options to purchase common stock	966	96	5,520						5,616
Shares cancelled in exercise of options	(89)	(9)	(785)						(794)
Conversion of portion of bridge financing	8,750	875	12,513						13,388
Share issued in restricted stock award	636	64	4,549	(4,613)					—
Stock purchase rights issued to Covanta creditors	—	—	11,300						11,300
Comprehensive income, net of income taxes:
Net income						34,094			34,094
Foreign currency translation					549				549
Minimum pension liability					1,225				1,225
Net unrealized loss on available-for-sale securities					(746)				(746)

Total comprehensive income					1,028	34,094			35,122

Balance as of December 31, 2004	73,441	7,344	194,783	(3,489)	583	(64,340)	11	(66)	134,815
Stock option compensation expense			(29)						(29)
Amortization of unearned compensation				4,086					4,086
Adjustment of unearned compensation for terminated employees	(18)	(2)	(164)	166					—
Shares issued in ARC Holdings Rights Offering, net of costs	66,673	6,667	389,124						395,791
Exercise of options to purchase common stock	724	72	4,937						5,009
Shares cancelled in exercise of options	(21)	(1)	(290)				69	58	(233)
Share issued in restricted stock award	447	45	5,317	(5,346)					16
ACL gift upon emergence from bankruptcy			508						508
Comprehensive income, net of income taxes:
Net income						59,326			59,326
Foreign currency translation					(675)				(675)
Minimum pension liability					(331)				(331)
Net unrealized loss on available-for-sale-securities					(1,055)				(1,055)
Net unrealized gain on interest rate swap					2,013				2,013

Total comprehensive income					(48)	59,326			59,278

Balance as of December 31, 2005	141,246	$14,125	$594,186	$(4,583)	$535	$(5,014)	80	$(8)	$599,241

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Organization
      On September 20, 2005, Danielson Holding Corporation changed its name to Covanta Holding Corporation (“Covanta”). Covanta’s common stock was traded on the American Stock Exchange under the symbol “DHC” until close of trading on October 4, 2005. Since that date, Covanta’s stock has been traded on the New York Stock Exchange under the symbol “CVA”.
      Covanta is a holding company that owns subsidiaries currently engaged in the businesses of waste and energy services, and insurance services. The predominant business is the waste and energy business which is comprised of Covanta Energy Corporation and its subsidiaries (“Covanta Energy”), which Covanta acquired on March 10, 2004. Covanta Energy’s subsidiaries also include Covanta ARC Holdings Inc., formerly known as American Ref-Fuel Holdings Corp., and its subsidiaries (“ARC Holdings”), which Covanta Energy acquired on June  24, 2005 (the “Acquisition Date”). See Note 3. Acquisitions and Dispositions of the Notes to Consolidated Financial Statements (“Notes”) for a description of these acquisitions. Covanta has changed the names of the ARC Holdings subsidiaries such that they will conduct business under the Covanta name.
      Covanta Energy and its domestic subsidiaries, including ARC Holdings, develop, construct, own and operate for itself and others infrastructure for the conversion of waste-to-energy, waste disposal, independent power production and water treatment businesses in the United States. Covanta Energy’s subsidiary Covanta Power International Holdings, Inc. and its subsidiaries (“CPIH”) engage in the independent power production business outside the United States. Covanta’s business segments are comprised of Waste and Energy Services, which is comprised of Covanta Energy’s domestic and international operations, and Other Services, which is comprised of the holding company and insurance subsidiaries’ operations.
      On March 10, 2004 (the “Effective Date”), Covanta Energy consummated a plan of reorganization and emerged from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). Pursuant to the plan of reorganization (“Reorganization Plan”), Covanta acquired 100% of the equity in Covanta Energy. Covanta’s subsidiaries owning and operating Covanta’s Warren County, New Jersey and Lake County, Florida waste-to-energy facilities and which were engaged in the Tampa Bay, Florida desalination project remained debtors-in-possession (the “Remaining Debtors”) after the Effective Date. As a result, Covanta recorded its investment in the Remaining Debtors using the equity method as of March 10, 2004. Subsequent to the Effective Date, all Remaining Debtors associated with the Tampa Bay, Lake County, and Warren County projects emerged from bankruptcy on August 6, 2004, December 14, 2004, and December 15, 2005, respectively. Covanta has included Lake County and Warren County as consolidated subsidiaries in its financial statements since their respective emergence dates. Upon Tampa Bay’s emergence from Chapter 11, Covanta Energy did not have any operating or ownership rights in this facility.
      Covanta also has investments in subsidiaries engaged in insurance operations in California. Covanta holds all of the voting stock of Danielson Indemnity Company (“DIND”). DIND owns 100% of the common stock of National American Insurance Company of California, Covanta’s principal operating insurance subsidiary. National American Insurance Company of California and its subsidiaries are collectively referred to herein as “NAICC.” The operations of NAICC are in property and casualty insurance. NAICC writes non-standard private automobile insurance policies in California.
      During 2004, Covanta also had an investment in American Commercial Lines LLC (“ACL”), an integrated marine transportation and service company, which throughout 2004 was in bankruptcy proceedings under Chapter 11. ACL is no longer a subsidiary of Covanta. On December 30, 2004, ACL confirmed a plan of reorganization and has since emerged from bankruptcy. As part of ACL’s plan of reorganization, Covanta’s stock in ACL was cancelled, and its ownership interest terminated. Covanta received no distribution under the ACL plan of reorganization, but received from ACL’s creditors, in January 2005, warrants to purchase three percent of ACL stock. During October 2005, Covanta exercised such warrants and sold all of its resulting

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares in ACL. See Note 20. Financial Instruments of the Notes for additional information regarding the ACL warrants.
Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements reflect the results of operations, cash flows and financial position of Covanta and its majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned or controlled but in which Covanta has significant influence are accounted for under the equity method.

Equity Method of Investments
      Investments are accounted for using the equity method of accounting if the investment gives Covanta the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if Covanta has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate.

Cash and Cash Equivalents
      Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase.

Restricted Funds for Emergence Costs
      Covanta Energy had $19.6 million and $32.8 million as of December 31, 2005 and 2004, respectively, in cash held in such accounts to pay for additional emergence expenses that are estimated to be paid in the future and which relate to Covanta Energy’s emergence from bankruptcy. Cash held in such accounts is not available for general corporate purposes.

Income Taxes
      Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax losses and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
      During the periods covered by the consolidated financial statements, Covanta filed a consolidated Federal income tax return, which included all eligible United States subsidiary companies. Foreign subsidiaries were taxed according to regulations existing in the countries in which they do business. Subsequent to March 10, 2004, and prior to July 31, 2005, CPIH and its United States and foreign subsidiaries were not members of the Covanta consolidated tax group. In addition, Covanta Lake was not a member of any consolidated tax group after February 20, 2004.

Stock-Based Compensation
      In 2005, Covanta applied the intrinsic-value-based method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for employee and director stock-based compensation. All of the options are granted with an exercise price equal to the market price on the date of grant. Under APB 25, Covanta does not recognize stock-based compensation expense for its employee and director stock options. Stock-based compensation expense is recognized for

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options granted to non-employees using the fair value of the options on the date of grant. See Note 24. Stockholders’ Equity and Stock Option Plans for a description of Covanta’s option plans.
      In 2005, Covanta determined pro forma amounts as if the fair value method required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), had been applied to its stock-based compensation. The stock options fair values were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005: dividend yield of 0% per annum; an expected life of approximately 8 years; expected volatility of 70%-80%; and a risk free interest rate of 4% - 5%. The stock options fair values were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004: dividend yield of 0% per annum; an expected life of approximately 8 years; expected volatility of 50% - 73%; and a risk free interest rate of 4% - 6%. Pro forma net income (loss) and earnings (loss) per share are disclosed below as if the fair value based method of accounting under SFAS 123, as amended by SFAS 148, had been applied to its unvested stock options (in thousands of dollars, except per share amounts):

	For the Years Ended December 31,

	2005	2004	2003

Net income (loss) as reported	$59,326	$34,094	$(69,225)
Add: Actual stock-based option expense included in net income (loss) — net of tax effects	(19)	128	137
Less: Stock-based compensation expense determined under SFAS 123 — net of tax effects	(2,613)	(987)	(970)

Pro forma net income (loss)	$56,694	$33,235	$(70,058)

Basic earnings (loss) per share:
As reported	$0.49	$0.39	$(1.05)
Pro forma	$0.46	$0.38	$(1.06)
Diluted earnings (loss) per share:
As reported	$0.46	$0.37	$(1.05)
Pro forma	$0.44	$0.36	$(1.06)
      Stock-based compensation expense associated with restricted stock grants that continue to vest based on future employment is measured based on the grant-date market value of Covanta’s common stock and is recognized on the accelerated attribution method under SFAS 123 over the required employment period, which is the vesting period.
      Covanta accelerated the vesting period for 330,000 options from February  28, 2006 to March 21, 2005. The average of the high and low trading price for Covanta’s common stock on March 18, 2005, the new measurement date, was $16.48 per share. The exercise price is $7.43 per share. At the time the options were granted, they had a fair value per option of $5.68 per share using the Black-Scholes valuation model. The 2004 pro forma after-tax compensation expense under SFAS 123 related to the options for which the vesting period was accelerated was $0.2 million. The pro forma after-tax compensation expense related to the options for which vesting was accelerated, which would otherwise have not been included in 2005 was $0.1 million. The purpose of the acceleration was to permit officers and employees who held the options to exercise their options and participate in the ARC Holdings rights offering to ensure that those participants’ rights with respect to this subset of options were not diluted by the issuance of the new shares.
      Under APB 25 and authoritative interpretations, when the vesting provisions are modified, Covanta is required to recognize compensation expense for the estimated portion of the award that, absent the modification, would have expired unexercisable. Accordingly, Covanta estimated the number of employees who might cease to be employees prior to the original vesting date of February 28, 2006. Covanta anticipates

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that all participating employees will remain employees through the original vesting date, based upon the compensation structure of the employees holding these options, including the vesting provisions of other awards, and the diminutive period of time remaining until February 28, 2006. Covanta would be required to recognize compensation expense of up to $2.9 million if all employees holding the subset of options were to cease being employees of Covanta prior to the original vesting date. If one or more participating employees were to cease being employed, Covanta would be required to revise its estimate quarterly and recognize compensation expense in an amount equal to that employee’s vested options divided by 330,000 and applying that ratio to $2.9 million. No participating employees have ceased to be employed as of December 31, 2005.
      Covanta must adopt SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 and pro forma disclosures under SFAS 123 are no longer an alternative. Covanta will use the Black-Scholes valuation model to fair value its share-base payments and will apply the modified prospective method which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R. See the further discussion of SFAS 123R in Note 2. New Accounting Pronouncements of the Notes.
      Due to the insignificant amount of unvested options as of December 31, 2005, the adoption of SFAS 123R will not have a material impact on Covanta’s consolidated results of operations and earnings per share. Had Covanta earlier adopted the provisions of SFAS 123R, the compensation expense recorded would not have been materially different than the pro forma SFAS 123 expense disclosed but may be significantly different in the future depending on the number and type of stock-based compensation awards that will be granted.

Waste and Energy Services

Revenues

Waste and Service Revenues
      Revenue from waste and service agreements consist of the following:

1) Fees earned under contract to operate and maintain waste-to-energy, independent power and water facilities are recognized as revenue when services are rendered, regardless of the period they are billed;

2) Fees earned to service project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the client community pursuant to applicable waste-to-energy service agreements. Regardless of the timing of amounts paid by client communities relating to project debt principal, Covanta Energy records service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Unbilled service receivables related to waste-to-energy operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the Project debt. Such unbilled receivables amounted to $144.4 million and $156.5 as of December 31, 2005 and 2004, respectively;

3) Fees earned for processing waste in excess of service agreement requirements are recognized as revenue beginning in the period Covanta Energy processes waste in excess of the contractually stated requirements;

4) Tipping fees earned under waste disposal agreements are recognized as revenue in the period waste is received; and

5) Other miscellaneous fees, such as revenue for scrap metal recovered and sold, are generally recognized as revenue when scrap metal is sold.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Electricity and Steam Sales
      Revenue from the sale of electricity and steam are earned and recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to client communities under applicable service agreements. Covanta Energy is accounting for certain long-term power contracts in accordance with Emerging Issues Task Force (“EITF”) No. 91-6, “Revenue Recognition of Long-Term Power Sales Contracts” and EITF No. 96-17, “Revenue Recognition under Long-Term Power Sales Contracts That Contain both Fixed and Variable Pricing Terms” which require that power revenues under these contracts be recognized as the lesser of (a) amounts billable under the respective contracts; or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.

Construction Revenues
      Revenues under fixed-price construction contracts, including construction, are recognized on the basis of the estimated percentage of completion of services rendered. Construction revenues also include design, engineering and construction management fees.

Pass Through Costs
      Pass through costs are costs for which Covanta Energy receives a direct contractually committed reimbursement from the municipal client which sponsors a waste-to-energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in Covanta’s consolidated financial statements. Total pass through costs for the years ended December 31, 2005 and 2004 were $60.9 million and $39.9 million, respectively.

Deferred Financing Costs
      At December 31, 2005 and 2004, Covanta Energy had $28.9 million and $6.2 million, respectively, of net deferred financing costs recorded on the consolidated balance sheet. These costs were incurred in connection with arranging its various financing arrangements. These costs are being amortized over the expected period that the related financing will be outstanding using the effective interest rate method.

Property, Plant and Equipment
      As of March 10, 2004 and June 24, 2005, the assets and liabilities of Covanta Energy and ARC Holdings, respectively, including property, plant, and equipment were recorded at management’s estimate of their fair values. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. For financial reporting purposes, depreciation is calculated by the straight-line method over the estimated remaining useful lives of the assets, which range up to 40 years for waste-to-energy facilities. The original useful lives generally range from three years for computer equipment to 50 years for waste-to-energy facilities. Leaseholds are depreciated over the life of the lease or the asset, whichever is shorter.

Asset Retirement Obligations
      In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”), Covanta recognizes a legal liability for asset retirement obligations when it is incurred — generally upon acquisition, construction, or development. Covanta’s legal liabilities include capping, closure and post-closure costs of landfill cells and site restoration for certain waste-to-energy and power producing sites. Covanta

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
principally determines the liability using internal estimates of the costs using current information, assumptions, and interest rates, but also uses independent appraisals as appropriate to estimate costs. When a new liability for asset retirement obligation is recorded, Covanta capitalizes the cost of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.
      Covanta adopted Financial Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of Financial Accounting Standards Board (“FASB”) Statement No. 143”, at December 31, 2005. The adoption of this Interpretation had no affect on Covanta’s consolidated balance sheets or its operating results since all of its asset retirement obligations were recognized upon the adoption of SFAS 143.

Waste and Energy Contracts and Other Intangible Assets
      As of March 10, 2004, Covanta Energy’s waste and energy contracts were recorded at their estimated fair market values in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), based upon discounted cash flows from the service contracts and the “above market” portion and “below market” portion of the energy contracts using currently available information. Amortization was calculated by the straight-line method over the remaining contract lives. The remaining weighted-average life of the agreements is approximately 14 years. However, many of such contracts have remaining lives that are significantly shorter. See Note 11. Intangible Assets and Goodwill of the Notes.
      As of June 24, 2005, ARC Holdings’ waste and energy contracts, lease interest, renewable energy credits and other indefinite-lived assets were recorded at their preliminary fair value, in accordance with SFAS 141, based upon discounted cash flows attributable to the “above market” and “below market” portion of these contracts and assets using currently available information.
      Amortization for the “above market” waste and energy contracts were calculated using the straight-line method over the remaining contract lives which range from four to fifteen years and twenty-four years for the lease interest. See Note 11. Intangible Assets and Goodwill of the Notes. Amortization for the “below market” waste and energy contracts were calculated using the straight-line method over the remaining weighted-average contract life which is approximately 14 years. See Note 15. Other Noncurrent Liabilities of the Notes.

Restricted Funds Held in Trust
      Restricted funds held in trust are primarily amounts received by third party trustees relating to certain projects which may be used only for specified purposes. Covanta Energy generally does not control these accounts. They include debt service reserves for payment of principal and interest on project debt, deposits of revenues received with respect to projects prior to their disbursement, as provided in the relevant indenture or other agreements, and lease reserves for lease payments under operating leases. Such funds are invested principally in United States Treasury bills and notes and United States government agency securities.

Interest Rate Swap Agreements
      Covanta uses derivative financial instruments to manage risk from changes in interest rates pursuant to its business plans and prudent practices. Covanta recognizes derivative instruments on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash flow hedge are included in the consolidated statements of stockholder’s equity as a component of other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is included in current-period earnings. For additional information regarding derivative financial instruments, see Note 20. Financial Instruments of the Notes.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets
      Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable over their estimated useful life in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Covanta Energy reviews its long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable over the estimated useful life. Determining whether an impairment has occurred typically requires various estimates and assumptions, including which cash flows are directly attributable to the potentially impaired asset, the useful life over which the cash flows will occur, their amount and the assets residual value, if any. Also, impairment losses require an estimate of fair value, which is based on the best information available. Covanta Energy principally uses internal discounted cash flow estimates, but also uses quoted market prices when available and independent appraisals as appropriate to determine fair value. Cash flow estimates are derived from historical experience and internal business plans with an appropriate discount rate applied.

Foreign Currency Translation
      For foreign operations, assets and liabilities are translated at year-end exchange rates and revenues and expenses are translated at the average exchange rates during the year. Gains and losses resulting from foreign currency translation are included in the consolidated statements of stockholders’ equity as a component of other comprehensive income (loss). For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of other comprehensive income (loss) and stockholders’ equity. Currency transaction gains and losses are recorded in Other Operating Expenses in the consolidated statements of operations.

Other Services

Investments
      The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Changes in fair value are credited or charged directly to other comprehensive income (loss) in the consolidated statements of stockholders’ equity as unrealized gains or losses, respectively. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. “Other than temporary” declines in fair value are recorded as realized losses in the consolidated statements of operations and the cost basis of the security is reduced. Realized gains and losses are recognized in the consolidated statements of operations based on the amortized cost of fixed maturities and cost basis for equity securities on the date of trade, subject to any previous adjustments for “other than temporary” declines.

Deferred Policy Acquisition Costs
      The insurance subsidiaries deferred policy acquisition costs, consisting principally of commissions and premium taxes paid at the time of issuance of the insurance policy, are deferred and amortized over the period during which the related insurance premiums are earned. Deferred policy acquisition costs are limited to the estimated future profit after anticipated losses and loss adjustment expenses (“LAE”) (based on historical experience), maintenance costs, policyholder dividends, and anticipated investment income.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date. However, such liability is, by necessity, based upon estimates, which may change in the near term, and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates. Unpaid losses and LAE are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are included in current operations.

Reinsurance
      In the normal course of business, the insurance subsidiaries seek to reduce the loss they may incur on the policies they each write by reinsuring certain portions of the insured benefit with other insurance enterprises or reinsurers.
      The insurance subsidiaries account for their reinsurance contracts which provide indemnification by reducing earned premiums for the amounts ceded to the reinsurer and establishing recoverable amounts for paid and unpaid losses and LAE ceded to the reinsurer. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk generally do not meet conditions for reinsurance accounting and are accounted for as deposits. For the years ended December 31, 2005 and 2004, the insurance subsidiaries had no reinsurance contracts which were accounted for as deposits.

Earned Premiums
      The insurance subsidiaries earned premium income is recognized ratably over the contract period of an insurance policy. A liability is established for unearned insurance premiums that represents the portion of premium received which is applicable to the remaining portion of the unexpired terms of the related policies. Reinsurance premiums are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Use of Estimates
      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, unbilled service receivables, cash flows and taxable income from future operations, unpaid losses and loss adjustment expenses, allowances for uncollectible receivables, and liabilities related to pension obligations, and for workers’ compensation, severance and certain litigation.

Reclassifications
      Certain prior period amounts have been reclassified in the financial statements to conform to the current period presentation.

Note 2.	New Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123R which replaces SFAS 123 and supersedes APB 25. SFAS 123R, as modified, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.
      Under SFAS 123R, Covanta will use the Black-Scholes valuation model to fair value its share-based payments, the amortization method for compensation expense will be based on the accelerated attribution method and Covanta will apply the modified prospective method upon adoption on January 1, 2006. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28”. This Statement is effective for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. SFAS 154 requires retrospective application to prior period’s financial statements for voluntary changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in an accounting estimate effected by a change in an accounting principle.

Note 3.	Acquisitions and Dispositions

Acquisitions

ARC Holdings
      On January 31, 2005, Covanta entered into a stock purchase agreement with ARC Holdings, the owner and operator of six waste-to-energy facilities in the northeastern United States, and ARC Holdings’ stockholders. On June 24, 2005, Covanta, through its wholly-owned subsidiary Covanta Energy, purchased 100% of the issued and outstanding shares of ARC Holdings’ capital stock. Under the terms of the stock purchase agreement, Covanta paid approximately $747 million in cash and transaction costs for the stock of ARC Holdings and assumed the consolidated net debt of ARC Holdings of $1.3 billion at June 24, 2005 ($1.5 billion of consolidated indebtedness and $0.2 billion of cash and restricted cash). The acquisition of ARC Holdings was financed by a combination of debt and equity described below. Immediately after the transaction was completed, ARC Holdings became a wholly-owned subsidiary of Covanta Energy.
      Covanta’s acquisition of ARC Holdings markedly increased the size and scale of Covanta Energy’s waste-to-energy business, and thus Covanta’s business. The acquisition also provided Covanta Energy with the opportunity to achieve cost savings by combining the businesses of Covanta Energy and ARC Holdings. Furthermore, Covanta Energy lowered its cost of capital and obtained less restrictive covenants than under its previous financing arrangements when it refinanced its existing recourse debt concurrent with the acquisition of ARC Holdings.

Financing the ARC Holdings Acquisition
      As part of the ARC Holdings acquisition, Covanta Energy entered into new credit arrangements which totaled approximately $1.1 billion and are guaranteed by Covanta and certain domestic subsidiaries of Covanta Energy. These credit arrangements consisted of a first priority senior secured credit facility and a second priority senior secured credit facility. The first priority senior secured credit facility is comprised of a $275 million first lien term loan, a $100 million revolving credit facility, and a $340 million letter of credit facility. The second priority senior secured credit facility is a $400 million second lien term loan facility. See Note 18. Long-Term Debt of the Notes for a detailed description of these credit arrangements.
      The proceeds from the new credit arrangements were used to fund the acquisition of ARC Holdings, to refinance approximately $479 million of Covanta Energy’s existing recourse debt and letters of credit, and to pay related fees and expenses. The revolving credit and letter of credit facilities are further available for ongoing permitted expenditures and for general corporate purposes.
      The equity component of the financing consisted of a $400 million offering of warrants to purchase Covanta’s common stock (the “ARC Holdings Rights Offering”). Such warrants entitled Covanta’s existing stockholders to purchase Covanta’s stock on a pro rata basis, with each holder entitled to purchase 0.9 shares of Covanta’s common stock at an exercise price of $6.00 for each share of Covanta’s common stock held as of May 27, 2005, the record date. Covanta received net proceeds of approximately $395.8 million ($400 million gross proceeds, net of $4.2 million of expenses) and issued 66,673,004 shares of common stock.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Three of Covanta’s largest stockholders, SZ Investments L.L.C. (together with its affiliate EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of its shares, “SZ Investments”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“Third Avenue”), and D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing ownership, at the time of the ARC Holdings Rights Offering, of approximately 40.4% of Covanta’s outstanding common stock, committed to participate in the ARC Holdings Rights Offering and acquired at least their pro rata portion of the shares. As consideration for their commitments, Covanta paid each of these stockholders, an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million and was accounted for as a reduction of proceeds. Covanta agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Covanta undertake an underwritten offering within twelve months of the closing of the acquisition of ARC Holdings in order to provide such stockholders with liquidity.
      The purchase price was comprised of the following (in millions of dollars):

Cash	$740.0
Debt assumed	1,494.0
Direct transaction costs	7.3
Restructuring liability	9.1

$2,250.4

      The preliminary purchase price included acquisition related restructuring charges of $9.1 million which were recorded as a liability and assumed in the ARC Holdings acquisition, and consisted primarily of severance and related benefits, and the costs of vacating duplicate facilities. As of December 31, 2005, the restructuring liability was $7.0 million.
      The following table summarizes the preliminary allocation of values to the assets acquired and liabilities assumed at the Acquisition Date in conformity with SFAS 141 and SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The allocation of purchase price to ARC Holdings is preliminary and subject to change as additional information and analysis is obtained. Management is in the process of performing the valuation studies necessary to finalize the fair values of the assets and liabilities of ARC Holdings and the related allocation of purchase price, and expects adjustments to the preliminary fair values which may include those related to:

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocation as of
December 31, 2005

(In thousands of dollars)
Current assets	$233,885
Property, plant and equipment	1,973,316
Intangible assets (excluding goodwill)	287,421
Goodwill	255,927
Other assets	146,603

Total assets acquired	$2,897,152

Current liabilities	$75,836
Current portion of long-term debt	29,958
Current portion of project debt	64,305
Long-term debt	662,379
Project debt	737,385
Deferred income taxes	398,953
Other liabilities	177,930

Total liabilities assumed	2,146,746

Minority interest acquired	3,058

Net assets acquired	$747,348

      The acquired intangible assets of $287.9 million relate to favorable energy and waste contracts, landfill rights, other nonamortizing intangibles and a favorable leasehold interest with an approximate 10 year average useful life. As of December 31, 2005, goodwill of $255.9 million was recorded to reflect the excess of cost over the preliminary fair value of acquired net assets.

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
      The aggregate purchase price was $47.5 million which included the cash purchase price of $30 million, $6.4 million for professional fees and other estimated costs incurred in connection with the acquisition, and an estimated fair value of $11.3 million for Covanta’s commitment to sell up to 3.0 million shares of its common stock at $1.53 per share to certain creditors of Covanta Energy, subject to certain limitations. See Note 24. Stockholders’ Equity and Stock Option Plans of the Notes for additional information regarding such commitment.
      In addition to the purchase price allocation adjustments, Covanta Energy’s emergence from Chapter 11 proceedings on March 10, 2004 resulted in the adoption of fresh start accounting as of that date, in accordance with AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. The following table summarizes the final allocation of values to the assets

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquired and liabilities assumed at March 10, 2004 in conformity with SFAS 141 and SFAS 109 (in thousands of dollars):

Current assets	$522,659
Property, plant and equipment	814,369
Intangible assets	191,943
Other assets	327,065

Total assets acquired	$1,856,036

Current liabilities	$364,480
Long-term debt	328,053
Project debt	850,591
Deferred income taxes	88,405
Other liabilities	176,982

Total liabilities assumed	1,808,511

Net assets acquired	$47,525

      The acquired intangible assets of $191.9 million primarily relate to service and energy agreements on publicly-owned waste-to-energy projects.

Pro Forma Results of Operations
      The results of operations from Covanta Energy and ARC Holdings are included in Covanta’s consolidated results of operations from March 11, 2004 and June 25, 2005, respectively. The following table sets forth certain unaudited consolidated operating results for 2005 and 2004, as if the acquisitions of Covanta Energy and ARC Holdings were consummated on the same terms at January 1, 2004 (in thousands, except per share amounts):

	For the Years Ended
	December 31,

Pro Forma (unaudited)	2005	2004

Total operating revenues	$1,209,075	$1,204,481
Net income	$67,272	$52,948
Basic earnings per share:
Weighted average shares outstanding	139,996	138,854
Earnings per share	$0.48	$0.38
Diluted earnings per share:
Weighted average shares outstanding	145,698	143,487
Earnings per share	$0.46	$0.37

Restructuring and Acquisition-Related Charges
      In connection with the acquisition of ARC Holdings, Covanta Energy incurred integration costs of $4.0 million for the year ended December 31, 2005 primarily related to professional fees and employee incentive costs. These charges were included as part of the operating costs of the Waste and Energy Services business.
      Covanta Energy also incurred restructuring costs in 2005 of $2.8 million. The restructuring costs resulted from a $2.1 million severance payment to CPIH executives in connection with overhead reductions made possible by the elimination of CPIH’s separate capital structure during the second quarter of 2005. An additional $0.7 million was paid to remaining CPIH executives as incentive payments from existing contractual obligations relating to CPIH debt repayment in connection with the ARC Holdings acquisition.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispositions

Marine Services
      Covanta had investments in the marine services business, the largest of which was ACL, an integrated marine transportation and service company which, throughout 2004 was in Chapter 11 bankruptcy proceedings. ACL is no longer a subsidiary of Covanta. On December 30, 2004, ACL’s plan of reorganization was confirmed and ACL has since emerged from bankruptcy. As part of ACL’s plan of reorganization, the ACL stock owned by Covanta was cancelled, and its ownership interest terminated. Covanta received no cash distributions under the ACL plan of reorganization but, through a subsidiary, received from ACL’s former creditors warrants to purchase 672,920 shares of ACL stock at an exercise price of $3.00 per share after ACL’s emergence in January 2005. See Note 20. Financial Instruments of the Notes for a discussion of these warrants.
      Covanta’s other investees in the marine services business consisted of Global Materials Services, LLC (“GMS”) and Vessel Leasing, LLC (“Vessel Leasing”). GMS was a joint venture of ACL, a third party and Covanta, in which Covanta held a 5.4% interest. Covanta sold its interests in GMS to the third party member of the joint venture as of October 6, 2004. Vessel Leasing was a joint venture of ACL and Covanta. Covanta sold its interest in Vessel Leasing to ACL on January 13, 2005.

Note 4.	California Grantor Trust Settlement
      Covanta had NOLs estimated to be $489 million for federal income tax purposes as of December 31, 2005. Covanta’s NOLs predominantly arose from predecessor insurance entities of Covanta (formerly named Mission Insurance Group, Inc., “Mission”). The amount of NOLs available to Covanta Energy will be reduced by any taxable income generated by current members of Covanta’s consolidated tax group, which include grantor trusts associated with the Mission insurance entities which have been in state insolvency proceedings in California and Missouri since the late 1980’s. During or at the conclusion of the administration of these grantor trusts by state insurance regulatory agencies, material taxable income could result which could utilize a substantial portion of Covanta’s NOLs, which in turn could materially reduce cash flow and the ability to service current debt. The impact of a material reduction in Covanta’s NOLs could also cause an event of default under Covanta Energy’s current secured credit facilities and/or a reduction of a substantial portion of Covanta’s deferred tax asset relating to such NOLs.
      In January 2006, Covanta executed agreements with the California Commissioner of Insurance (the “California Commissioner”), who administers the majority of the grantor trusts, regarding the final administration and conclusion of such trusts. These agreements, which were approved by the California state court overseeing the Mission insurance insolvency proceedings (the “Mission Court”), will take effect upon satisfaction of remaining conditions, and settle matters that had been in dispute regarding the historic rights and obligations relating to the conclusion of the grantor trusts. The most significant of these conditions is a determination by the Mission Court of the aggregate amount of certain claims against the grantor trusts which are entitled to distributions of an aggregate 1,572,625 shares of Covanta common stock issued to the California Commissioner under existing agreements entered into at the inception of the Mission insurance companies’ reorganization. The distribution of such shares by the California Commissioner is among the final steps necessary to conclude the insolvency cases relating to the trusts being administered by the California Commissioner, and such arrangements would include a process by which a complete list of such claimants would be identified, and thereafter the shares to be delivered to such claimants by the California Commissioner. While Covanta cannot predict with certainty what amounts, if any, may be includable in Covanta’s taxable income as a result of the final administration of the trusts, Covanta believes that these arrangements with the California Commissioner will result in no material reduction in available NOLs.
      The new agreements require Covanta to pay to the California Commissioner an aggregate amount equal to approximately $9.14 million to settle these disputes, and to facilitate the effectuation of the terms of the

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
existing agreements entered into in 1989 relating to the procedures for the winding up of the trusts. Additionally, the new agreements specify that Covanta will reimburse the California Commissioner’s Conservation and Liquidation Office (“CLO”) for certain expenses and providing assistance under the agreements. Covanta recorded an additional $1.175 million related to these expenses as a settlement to the California Grantor Trust Settlement in the fourth quarter of 2005.
      Covanta is in preliminary discussions with the Director of the Division of Insurance of the State of Missouri (the “Missouri Director”), who administers the balance of the grantor trusts relating to the Mission Insurance entities, regarding similar arrangements for distribution of the remaining 154,756 shares of Covanta common stock by the Missouri Director to claimants of the Missouri grantor trusts.

Note 5.	Equity in Net Income (Loss) from Unconsolidated Investments
      Subsidiaries of Covanta are party to joint venture agreements through which Covanta has equity investments in several operating projects. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. Covanta records its share of earnings from its equity investees in equity in net income (loss) from unconsolidated investments in its consolidated statement of operations.
      Equity in net income (loss) from unconsolidated investments, after March  10, 2004, primarily relates to Covanta Energy’s 26% investment in Quezon Power, Inc. in the Philippines (“Quezon”). The project company sells electricity to Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila.
      Under an energy contract expiring in 2025, Meralco is obligated to take-or-pay for stated minimum annual quantities of electricity produced by the facility at an all-in tariff which consists of capacity, operating, energy, transmission and other fees adjusted to inflation, fuel cost and foreign exchange fluctuations. Project management continues to negotiate with Meralco with respect to proposed amendments to the power purchase agreement to modify certain commercial terms under the existing contract and to resolve issues relating to the project’s performance during its first year of operation. The project company has entered into two coal supply contracts expiring in 2015 and 2022. Under these supply contracts, cost of coal is determined using a base energy price adjusted to fluctuations of specified international benchmark prices. Covanta Energy is operating the project through a subsidiary under a long-term agreement with the project company. In 2005, the project lenders permitted the full release for distribution of cash previously required to be held-back in excess of reserve requirements. In addition, the project lenders granted an extension of an existing waiver permitting the project to continue to forego obtaining certain project insurance coverage levels that are not available at commercially reasonable rates.
      The financial condition of Meralco has been stressed by the failure of regulators to grant tariff increases to allow Meralco to achieve rates of return permitted by law. However, in late 2004, Meralco successfully refinanced $228 million in expiring short-term debt on a long-term seven year basis, improving Meralco’s financial condition. Covanta Energy has obtained political risk insurance for its equity investment in this project.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, energy investments in and advances to investees and joint ventures accounted for under the equity method were as follows (in thousands of dollars):

	Ownership		Ownership
	Interest as of		Interest as of
	December 31,		December 31,
	2005	2005	2004	2004

Ultrapower Chinese Station Plant (U.S.)	50%	$4,327	50%	$5,112
South Fork Plant (U.S.)	50%	859	50%	641
Koma Kulshan Plant (U.S.)	50%	4,519	50%	4,116
Ambiente 2000 (Italy)	40%	333	—%	—
Haripur Barge Plant (Bangladesh)	45%	10,703	45%	6,983
Quezon Power (Philippines)	26%	45,560	26%	44,804

Total investments in power plants		$66,301		$61,656

      The unaudited combined results of operations and financial position of Covanta’s equity method affiliates are summarized below (in thousands of dollars):

	2005	2004

Condensed Statements of Operations for the years ended December 31:
Revenues	$295,649	$271,744
Operating income	128,476	122,704
Net income	77,114	65,528
Company’s share of net income	25,609	17,535
Condensed Balance Sheets as of December 31:
Current assets	$141,139	$119,972
Noncurrent assets	839,575	873,362
Total assets	980,714	993,334
Current liabilities	138,002	97,968
Noncurrent liabilities	457,484	515,432
Total liabilities	595,486	613,400
      Covanta wrote off its investment in ACL during the quarter ended March 28, 2003. The GMS and Vessel Leasing investments were not considered by Covanta to be impaired. Covanta and ACL sold their investment in GMS on October 6, 2004. Covanta sold its investment in Vessel Leasing to ACL on January 13, 2005.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reported net income (loss) included under the caption Equity in net income (loss) from unconsolidated investments is presented below (in thousands of dollars):

	For the Years Ended December 31,

	2005	2004	2003

ACL’s reported loss as of March 31, 2003	$—	$—	$(46,998)
Other than temporary impairment of remaining investment in ACL as of March 28, 2003	—	—	(8,205)

Total ACL loss	—	—	(55,203)
GMS income as of October 6, 2004	—	156	55
Vessel Leasing income	—	318	271
Write down of Vessel Leasing investment held for sale	—	(985)	—

Equity in net loss from unconsolidated Marine Services investments	—	(511)	(54,877)
Equity in net income from unconsolidated Waste and Energy investments	25,609	17,535	—

Equity in net income (loss) from unconsolidated investments(1)	$25,609	$17,024	$(54,877)

(1)	The year ended December 31, 2004 includes amounts from March 11 to December 31, 2004.
      The results of operations of Covanta’s significant equity investees were (in thousands of dollars):

	For the Years Ended December 31,

	2005	2004	2003

Quezon Power (Philippines)
Revenues	$245,571	$214,865	$—
Operating income	110,872	101,240	—
Net income	66,824	53,828	—
Haripur Barge Plant (Bangladesh)
Revenues	$36,272	$35,959	$—
Operating income	16,707	16,977	—
Net income	9,394	8,907	—
ACL
Revenues	$—	$—	$620,071
Operating income*	—	—	367
Net loss	—	—	(61,576)

*	Before ACL Reorganization Expenses
      The Tampa Bay, Florida subsidiaries, the Lake County, Florida subsidiaries, and the Warren County, New Jersey subsidiaries emerged from bankruptcy on August 6, 2004, December 14, 2004, and December 15, 2005, respectively. Covanta has included Lake County and Warren County as consolidated subsidiaries in its financial statements since their respective emergence dates. Upon Tampa Bay’s emergence from Chapter 11, Covanta Energy did not have any operating or ownership rights in this facility.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Waste and Energy Service Revenues and Unbilled Service Receivables
      The following table summarizes the components of waste and service revenues for the periods presented below (in thousands of dollars):

		For the Period
		March 11, through
	For the Year Ended	December 31,
	December 31, 2005	2004

Waste and service revenues unrelated to project debt	$544,418	$311,669
Revenue earned explicitly to service project debt-principal	59,060	36,029
Revenue earned explicitly to service project debt-interest	35,025	25,050

Total waste and service revenues	$638,503	$372,748

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

Note 7.	Reinsurance
      Reinsurance is the transfer of risk, by contract, from one insurance company to another for consideration (premium). Reinsurance contracts do not relieve the insurance business from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the insurance business; consequently, allowances are established for amounts deemed uncollectible. The insurance business evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics to reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
      NAICC has reinsurance under both excess of loss and quota share treaties. NAICC cedes reinsurance on an excess of loss basis for workers’ compensation risks in excess of $0.4 million prior to January 1996, $0.5 million through March 2000 and $0.2 million thereafter. Beginning in May 2001, NAICC retained 50% of the loss between $0.2 million and $0.5 million. For commercial automobile, NAICC cedes reinsurance on loss basis risks in excess of $0.25 million. From January 1999 to December 2001, the California non-standard personal automobile quota share reinsurance ceded percentage was 10%. Between January 2002 and December 2004, no reinsurance was in place for the personal automobile business, however, with the introduction of a new program, that business was reinsured at 40% through 2005, and the renewal business, including new non-owner policies, was reinsured at 28%. The non-standard automobile reinsurance programs established in 2005 were cancelled effective January 1, 2006. The property and casualty book of business of former affiliates contains both excess of loss and quota share reinsurance protection. Typically all excess of loss contracts effectively reduce NAICC’s net exposure to any occurrence below $0.1 million.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effect of reinsurance on written premiums and earned premiums reflected in other revenues in Covanta’s consolidated financial statements is as follows (in thousands of dollars):

	For the Years Ended December 31,

	2005	2004	2003

Direct written premium	$18,312	$15,165	$32,733
Ceded written premium	(5,872)	—	(2,325)

Net written premium	$12,440	$15,165	$30,408

Direct earned premium	$18,557	$18,506	$38,805
Ceded earned premium	(5,873)	(508)	(2,954)

Net earned premium	$12,684	$17,998	$35,851

      The effect of ceded reinsurance on loss and LAE incurred was a decrease of $3.9 million, $3.5 million, and $3.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      As of December 31, 2005, General Reinsurance Corporation (“GenRe”) was the only reinsurer that comprised more than 10% of NAICC’s reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. As of December 31, 2005 and 2004, NAICC had reinsurance recoverable on paid and unpaid balances of $8.1 million and $12.4 million from GenRe. GenRe has an A.M. Best rating of A++. Allowances for paid and unpaid recoverables were $1.3 million and $1.1 million as of December 31, 2005 and 2004, respectively.

Note 8.	Investments

Other Services
      The cost or amortized cost, unrealized gains, unrealized losses and fair value of Covanta’s investments categorized by type of security, were as follows (in thousands of dollars):

	As of December 31, 2005

	Cost or
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Fixed maturities — parent company	$3,300	$—	$—	$3,300

Fixed maturities — insurance business:
U.S. government/ Agency	21,240	10	474	20,776
Mortgage-backed	10,415	4	414	10,005
Corporate	13,169	19	302	12,886

Total fixed maturities — insurance business	44,824	33	1,190	43,667
Equity securities — insurance business	1,377	146	17	1,506

Total available-for-sale	$49,501	$179	$1,207	$48,473

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2004

	Cost or
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Fixed maturities — parent company	$3,300	$—	$—	$3,300

Fixed maturities — insurance business:
U.S. government/ Agency	27,024	174	129	27,069
Mortgage-backed	13,625	22	206	13,441
Corporate	16,615	216	131	16,700

Total fixed maturities — insurance business	57,264	412	466	57,210
Equity securities — insurance business	1,324	110	2	1,432

Total available-for-sale	$61,888	$522	$468	$61,942

      The following table sets forth a summary of NAICC’s temporarily impaired investments (in thousands of dollars):

	As of December 31,
	2005

	Fair	Unrealized
Description of Investments	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$18,958	$474
Federal agency MBS	9,667	414
Corporate Bonds	10,892	302
Equity Securities	287	17

Total temporarily impaired investments	$39,804	$1,207

	As of December 31,
	2004

	Fair	Unrealized
Description of Investments	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$13,579	$129
Federal agency MBS	10,583	206
Corporate Bonds	6,096	131
Equity Securities	148	2

Total temporarily impaired investments	$30,406	$468

      Of the fixed maturity investments noted above 87% were acquired subsequent to 2002 during an historic low interest rate environment and are investment grade securities rated A or better. The number of U.S. Treasury obligations, federal agency mortgage backed securities, corporate bonds and equity securities temporarily impaired are 37, 28, 13 and 6, respectively. Of the total temporarily impaired fixed maturity investments with a fair value of $39.5 million as of December 31, 2005, approximately $1.8 million have maturities within 12 months and $37.7 million have maturities greater than 12 months.
      Fixed maturities of Covanta include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 22.9% and 23.5% of the total fixed maturities at years ended December 31, 2005 and 2004, respectively. All MBS held by Covanta are issued by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), both of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment. This is primarily because of payors’ increased incentive and ability to prepay principal and issuers’ increased incentive to call bonds in a declining interest rate environment.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Management does not believe that the inherent prepayment risk in its portfolio is significant. However, management believes that the potential impact of the interest rate risk on Covanta’s consolidated financial statements could be significant because of the greater sensitivity of the MBS portfolio to market value declines and the classification of the entire portfolio as available-for-sale. Covanta has no MBS concentrations in any geographic region.
      The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or prepay their obligations with or without call or prepayment penalties. Expected maturities of MBS are estimated based upon the remaining principal balance, the projected cash flows and the anticipated prepayment rates of each security (in thousands of dollars):

	As of December 31, 2005

	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$3,799	$3,797
Over one year to five years	40,311	39,158
Over five years to ten years	714	712
More than ten years	—	—

Total fixed maturities	$44,824	$43,667

      Covanta’s fixed maturity and equity securities portfolio is classified as “available-for-sale” and is carried at fair value. Changes in fair value are credited or charged directly to stockholders’ equity as unrealized gains or losses included as part of OCI, respectively. “Other than temporary” declines in fair value are recorded as realized losses in the statement of operations and the cost basis of the security is reduced.
      The following reflects the change in net unrealized loss on available-for-sale securities included as a separate component of accumulated other comprehensive income in stockholders’ equity (in thousands of dollars):

	For the Years Ended
	December 31,

	2005	2004	2003

Fixed maturities, net	$(1,103)	$(874)	$(4,284)
Equity securities, net	22	74	1,407

Change in net unrealized loss on investments	$(1,081)	$(800)	$(2,877)

      The components of net unrealized loss on available-for-sale securities consist of the following (in thousands of dollars):

	For the Years Ended
	December 31,

	2005	2004	2003

Net unrealized holding losses on available-for-sale securities arising during the period	$(976)	$(500)	$(797)
Reclassification adjustment for net realized losses on available-for-sale securities included in net income (loss)	(105)	(300)	(2,080)

Net unrealized loss on available-for-sale securities	$(1,081)	$(800)	$(2,877)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Covanta considers the following factors in determining whether declines in the fair value of securities are “other than temporary”:

•	the significance of the decline in fair value compared to the cost basis;

•	the time period during which there has been a significant decline in fair value;

•	whether the unrealized loss is credit-driven or a result of changes in market interest rates;

•	a fundamental analysis of the business prospects and financial condition of the issuer; and

•	Covanta’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
      During 2003, three equity securities had declines in fair value that were “other than temporary” and, accordingly, Covanta recorded a realized loss of $1.9 million. All of these securities were sold by December 31, 2003.
      Net realized investment gains (losses) are as follows (in thousands of dollars):

	For the Years Ended
	December 31,

	2005	2004	2003

Parent Company
Fixed maturities	$—	$252	$1,090

Net realized investment gains	$—	$252	$1,090

Insurance Business
Fixed maturities	$(70)	$219	$952
Equity securities	(1)	(18)	38

Net realized investment (losses) gains	$(71)	$201	$990

      Gross realized gains relating to fixed maturities were $0.06 million, $0.2 million, and $1.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. Gross realized losses relating to fixed maturities were approximately $0.13 million for the year ended December 31, 2005 and $0.02 million for each of the years ended December 31, 2004, and 2003, respectively. Gross realized gains relating to equity securities were $0.001 million, $0, and $2 million for the years ended December 31, 2005, 2004, and 2003, respectively. Gross realized losses relating to equity securities were $0.002 million, $0.02 million, and $2 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net investment income was as follows (in thousands of dollars):

	For the Years Ended
	December 31,

	2005	2004	2003

Parent Company
Fixed maturities	$—	$199	$302
Short-term investments	702	34	42

Net investment income — parent company	$702	$233	$344

Insurance business
Fixed maturities	$2,021	$2,497	$3,951
Short-term investments	—	—	146
Dividend income	74	40	32
Other, net	156	107	44

Total investment income	2,251	2,644	4,173
Less: investment expense	252	239	174

Net investment income — insurance business	$1,999	$2,405	$3,999

      The insurance business, in compliance with state insurance laws and regulations, had securities with a fair value of approximately $23.0 million, $31.1 million and $43.4 million as of the years ended December 31, 2005, 2004 and 2003, respectively, on deposit with various states or governmental regulatory authorities. In addition, as of the years ended December 31, 2005, 2004 and 2003, the insurance business had investments with a fair value of $6.4 million, $7.0 million, and $7.2 million, respectively, held in trust or as collateral under the terms of certain reinsurance treaties and letters of credit. NAICC has letters of credit outstanding of $2.8 million as of December 31, 2005.

Waste and Energy Services
      The cost or amortized cost, unrealized gains, unrealized losses and fair value of Waste and Energy Services’ investments categorized by type of security, were as follows (in thousands of dollars):

	As of December 31, 2005

	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$4,100	$—	$—	$4,100

Noncurrent investments:
Fixed maturities	$926	$—	$—	$926
Mutual and bond funds	2,149	25	—	2,174

Total noncurrent investments	$3,075	$25	$—	$3,100

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2004

	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$3,100	$—	$—	$3,100

Noncurrent investments:
Fixed maturities	$1,321	$—	$—	$1,321
Mutual and bond funds	2,325	54	—	2,379

Total noncurrent investments	$3,646	$54	$—	$3,700

      Noncurrent investments are classified in other noncurrent assets in the consolidated balance sheets.
      Proceeds and realized gains and losses from the sales of securities classified as available-for-sale for the year ended December 31, 2005 were $0.5 million and zero, respectively. Proceeds and realized gains and losses from the sales of securities classified as available-for-sale from March 11, 2004 through December 31, 2004 were $0.3 million and zero, respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification.

Note 9.	Restricted Funds Held in Trust
      Restricted funds held in trust are primarily amounts received and held by third party trustees relating to projects owned by Covanta Energy, and which may be used only for specified purposes. Covanta Energy generally does not control these accounts. They include debt service reserves for payment of principal and interest on project debt, deposits of revenues received with respect to projects prior to their disbursement as provided in the relevant indenture or other agreements, and lease reserves for lease payments under operating leases. Such funds are invested principally in United States Treasury bills and notes and United States government agencies securities. Restricted fund balances as follows (in thousands of dollars):

	As of December 31,

	2005		2004

	Current	Noncurrent	Current	Noncurrent

Debt service funds	$123,902	$199,874	$46,655	$112,012
Revenue funds	28,247	—	20,530	—
Lease reserve funds	4,221	—	3,970	—
Construction funds	—	402	264	—
Other funds	41,157	49,629	44,673	11,814

Total	$197,527	$249,905	$116,092	$123,826

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Property, Plant and Equipment
      Property, plant and equipment consisted of the following (in thousands of dollars):

		As of December 31,

	Useful Lives	2005	2004

Land		$8,972	$4,725
Facilities and equipment	3-50 years	2,813,065	838,916
Landfills		28,879	8,873
Construction in progress		7,590	5,403

Total		2,858,506	857,917
Less accumulated depreciation and amortization		(133,663)	(38,517)

Property, plant, and equipment — net		$2,724,843	$819,400

      Depreciation and amortization related to property, plant and equipment amounted to $95.8 million and $37.6 million for the year ended December 31, 2005 and 2004, respectively.

Note 11.	Intangible Assets and Goodwill

Intangible Assets
      Intangible assets consisted of the following (in thousands of dollars):

		As of December 31,

	Useful Life	2005	2004

Waste and energy contracts	2 - 24 years	$388,378	$192,058
Lease interest and other	12 - 24 years	72,314	442
Landfill	11 years	17,985	—
Other intangibles	Not subject to amortization	4,528	—

		483,205	192,500
Accumulated amortization		(48,662)	(15,210)

Intangible assets, net		$434,543	$177,290

      Amortization expense related to waste and energy contracts and other intangible assets was $33.0 million and $15.2 million for the year ended December 31, 2005 and for the period March 11, through December 31, 2004. The following table details the amount of the actual/estimated amortization expense associated with intangible assets as of December 31, 2005 included or expected to be included in Covanta’s statement of operations for each of the years indicated (in thousands of dollars):

	Waste and	Landfill, Lease
	Energy	Interest and Other
	Contracts	Contracts	Totals

Year ended December 31, 2005	$31,100	$1,900	$33,000

2006	$45,003	$4,626	$49,629
2007	44,854	4,626	49,480
2008	43,180	4,626	47,806
2009	39,635	4,626	44,261
2010	27,317	4,626	31,943
Thereafter	141,684	65,212	206,896

Total	$341,673	$88,342	$430,015

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      In connection with the ARC Holdings acquisition, Covanta Energy recorded $255.9 million of goodwill as of December 31, 2005. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in the ARC Holdings acquisition in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill has an indefinite life and is not amortized but will be reviewed under the provisions of SFAS 142 for impairment. Covanta will perform an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow approach. Goodwill is not deductible for federal income tax purposes.

Note 12.	Other Noncurrent Assets
      Other noncurrent assets consisted of the following (in thousands of dollars):

	As of December 31,

	2005	2004

Marketable securities available-for-sale	$926	$1,321
Unamortized bond issuance costs	2,255	1,736
Securities available-for-sale (see Note 8)	2,149	2,325
Restricted funds for emergence costs	19,604	19,599
Deferred financing costs	23,834	5,275
Other noncurrent receivables	16,890	13,798
Reinsurance recoverable on unpaid losses	14,786	18,042
Interest rate swaps	14,949	14,920
Spare parts	14,011	5,652
Other	10,109	5,095

Total	$119,513	$87,763

Note 13.	Accrued Expenses and Other Current Liabilities
      Accrued expenses consisted of the following (in thousands of dollars):

	As of December 31,

	2005	2004

Operating expenses	$48,631	$36,037
Insurance	1,346	1,605
Interest payable	38,639	17,628
Municipalities’ share of revenues	48,505	36,897
Payroll and payroll taxes	33,963	18,533
Lease payments	1,549	1,025
Pension and profit sharing	4,737	3,673
California Grantor Trust Settlement (see Note 4)	10,342	—
Taxes payable	3,198	21,178
Other	14,441	2,877

Total	$205,351	$139,453

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Deferred Revenue
      Deferred revenue consisted of the following (in thousands of dollars):

	As of December 31,

	2005	2004

Advance billings to municipalities	$7,636	$9,064
Unearned insurance premiums	1,009	1,254
Other	5,879	4,901

Total	$14,524	$15,219

      Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided.

Note 15.	Other Noncurrent Liabilities
      Other noncurrent liabilities consisted of the following (in thousands of dollars):

	As of December 31,

	2005	2004

Waste and service contracts (see Note 1)	$135,076	$3,686
Interest rate swap	11,852	14,920
Accrued emergence costs	19,604	19,599
Pension benefit obligation	45,705	45,430
Asset retirement obligation	25,506	18,912
Duke liability	25,602	—
Insurance loss and loss adjustment reserves (see Note 16)	46,868	64,270
Service contract obligations	8,718	7,873
Other	24,471	8,213

	$343,402	$182,903

      As of June 25, 2005, ARC Holdings’ waste and service contracts were recorded at their fair market values, in accordance with SFAS 141, based upon discounted cash flows attributable to the “below market” portion of the waste and service contracts using currently available information. Amortization was calculated by the straight-line method over the remaining weighted-average contract life which is approximately 14 years.
      Waste and service contracts was $135.1 million for the year ended December 31, 2005. The following table details the amount of the actual/estimated amortization expense associated with the waste and service

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contracts liability as of December 31, 2005 included or expected to be included in Covanta’s statements of operations for each of the years indicated (in thousands of dollars):

Waste and
Service
Contracts

Year ended December 31, 2005	$5,105

2006	$11,287
2007	11,287
2008	11,287
2009	11,258
2010	11,239
Thereafter	78,718

Total	$135,076

      In accordance with SFAS 143, Covanta recognizes a legal liability for asset retirement obligations when it is incurred — generally upon acquisition, construction, or development. Covanta’s legal liabilities include capping, closure and post-closure costs of landfill cells and site restoration for certain waste-to-energy and power producing sites. Covanta’s asset retirement obligation is presented as follows (in thousands of dollars):

	As of December 31,

	2005	2004

Beginning of period asset retirement obligation liability	$18,912	$18,632
Accretion expense	1,766	1,213
Additions/ Other(1)	4,828	(933)

End of period asset retirement obligation liability	$25,506	$18,912

(1)	Additions/ Other relates to the sale of biogas business units in 2004. Additions/ Other in 2005 relates to the asset retirement obligation established upon emergence for Covanta’s Warren County, New Jersey facility and the asset retirement obligation related to the ARC Holdings acquisition.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Unpaid Losses and Loss Adjustment Expenses
      The following table summarizes the activity in the insurance subsidiaries’ liability for unpaid losses and LAE during the three most recent years (in thousands of dollars):

	As of December 31,

	2005	2004	2003

Net unpaid losses and LAE at beginning of year	$46,228	$65,142	$79,192
Incurred, net, related to:
Current year	8,172	10,343	23,199
Prior years	1,763	2,518	13,485

Total net incurred	9,935	12,861	36,684
Paid, net, related to:
Current year	(4,792)	(5,427)	(10,133)
Prior years	(19,349)	(26,408)	(40,661)

Total net paid	(24,141)	(31,835)	(50,794)
Plus: Increase in allowance for reinsurance recoverable on unpaid losses	60	60	60

Net unpaid losses and LAE at end of year	32,082	46,228	65,142
Plus: Reinsurance recoverable on unpaid losses	14,786	18,042	18,238

Gross unpaid losses and LAE at end of year	$46,868	$64,270	$83,380

      The net losses and LAE incurred during 2005 related to prior years was $1.8 million. The net losses and LAE incurred during 2005 related to prior years was attributable to recognition of unfavorable development in: commercial auto of $0.5 million; workers’ compensation of $0.5 million; and unallocated LAE for all lines of $1.6 million. Favorable development on prior periods was recognized in property & casualty and private passenger automobile of $0.4 million and $0.4 million, respectively. The net losses and LAE incurred during 2004 related to prior years is attributable to recognition of unfavorable development in: commercial auto of $2.4 million primarily for accident years 2001 through 2002; and property and casualty of $1.6 million; and unallocated loss adjustment expense for all lines of $0.9 million. Favorable development on prior periods was recognized in workers’ compensation and private passenger automobile of $0.7 million and $1.8 million, respectively. The net losses and LAE incurred during 2003 related to prior years was attributable to recognition of unfavorable development in: commercial auto of $5.5 million for accident years 2000 through 2002; workers’ compensation of $5.5 million of which $3.9 million was attributable to Valor; and property and casualty of $1.5 million, most of which was attributable to unallocated LAE reserves. All of the workers’ compensation lines and the private passenger automobile programs that caused higher than expected losses were placed in run-off during 2001.
      The insurance business has claims for asbestos and environmental cleanup (“A&E”) against policies issued prior to 1985 and which are currently in run-off. The principal exposure from these claims arises from direct excess and primary policies of current and past Fortune 500 companies, the obligations of which were assumed by NAICC or former affiliate companies. These direct excess and primary claims are relatively few in number and have policy limits of between $50,000 and $1 million, with reinsurance generally above $50,000. NAICC also has A&E claims primarily associated with participations in excess of loss facultative reinsurance contracts and voluntary risk pools assumed by the same former affiliates. These facultative reinsurance contracts have relatively low limits, generally less than $25,000, and estimates of unpaid losses are based on information provided by the primary insurance company.
      The unpaid losses and LAE related to A&E is established considering facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and management can reasonably estimate its liability. Estimates for unknown claims and development of reported claims are included in NAICC’s unpaid losses and LAE. The liability for the development of reported claims is based on estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that NAICC’S exposure could be materially in excess of amounts which are currently recorded. Management does not expect that liabilities associated with these types of claims will result in a material adverse effect on the future liquidity or financial position of its insurance business. However, claims such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed or even materially exceed such estimates. As of the years ended December 31, 2005 and 2004, NAICC’s net unpaid losses and LAE relating to A&E were approximately $6.4 million and $8.2 million, respectively.

Note 17.	Leases
      Waste and Energy Services principal leases are for leaseholds, sale and leaseback arrangements on waste-to-energy facilities and independent power projects, trucks and automobiles, and machinery and equipment. Some of these operating leases have renewal options.
      Other Services has entered into various non-cancelable operating lease arrangements for office space and data processing equipment and services. The terms of the operating leases generally contain renewal options and escalation clauses based on increases in operating expenses and other factors.
      Rent expense under operating leases was as follows (in thousands of dollars):

	For the Years Ended December 31,

	2005	2004	2003

Waste and energy services	$20,859	$15,823	$—
Other services	849	1,273	1,229

Total	$21,708	$17,096	$1,229

      The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 (in thousands of dollars):

		Non-Recourse Portion
	Future Minimum	of Future Minimum
Year	Rental Payments	Rental Payments

2006	$34,036	$15,555
2007	32,756	15,749
2008	34,634	19,279
2009	54,611	23,065
2010	38,530	23,362
2011 and thereafter	253,197	167,295

Total	$447,764	$264,305

      Waste and Energy Services’ future minimum rental payment obligations include $264.3 million of future non-recourse rental payments that relate to waste-to-energy facilities. Of this amount $156.6 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $107.7 million is related to a waste-to-energy facility at which Covanta Energy serves as operator and directly markets one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. Covanta Energy anticipates renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Waste and Energy Services’ electricity and steam sales include lease income of approximately $92.1 million and $66.5 million for the year ended December 31, 2005 and for the period from March 11, 2004 to December 31, 2004, respectively, related to two Indian and one Chinese power project that were deemed to be operating lease arrangements under EITF No. 01-08 “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”) as of March 10, 2004. This amount represents contingent rentals because the lease payments for each facility depend on a factor directly related to the future use of the leased property. The output deliverable and capacity provided by the two Indian facilities have each been purchased by a single party under long-term power purchase agreements which expire in 2016. The electric power and steam off-take arrangements and maintenance agreement for the Chinese facility are also with one party and are presently contemplated to be continued through the term of the joint venture which expires in 2017. Such arrangements have effectively provided the purchaser (lessee) with “rights to use” these facilities. EITF 01-08 consensus must be applied prospectively to arrangements agreed to, modified or acquired in business combinations in fiscal periods beginning after May 28, 2003. This determination did not have a material impact on Waste and Energy Services’ results of operations and financial condition.
      Property, plant and equipment under leases consisted of the following (in thousands of dollars):

	As of December 31,

	2005	2004

Land	$31	$33
Energy facilities	86,885	94,612
Buildings and improvements	6,544	936
Machinery and equipment	1,886	1,464

Total	95,346	97,045
Less accumulated depreciation and amortization	(19,317)	(6,947)

Property, plant, and equipment — net	$76,029	$90,098

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Long-Term Debt
      Long-term debt is comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

	As of December 31,

	2005	2004

Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	$229,312	$—
Second Lien Term Loan Facility	400,000	—

	629,312	—

Intermediate Subsidiary Debt
6.26% Senior Notes due 2015	234,000	—
8.50% Senior Secured Notes due 2010	195,785	—
7.375% Senior Secured Notes due 2010	224,100	—

	653,885	—
Unamortized debt premium	24,726	—

Total intermediate subsidiary debt	678,611	—

Covanta Energy High Yield Notes	—	207,735
Covanta Energy Unsecured Notes (estimated)	—	28,000
CPIH term loan facility	—	76,852
Other long-term debt	196	309

Total long-term debt	1,308,119	312,896
Less: current portion (includes $4,807 of unamortized premium at December 31, 2005)	(47,549)	(112)

Total long-term debt	$1,260,570	$312,784

      As part of the ARC Holdings acquisition, Covanta Energy entered into new credit facilities which are guaranteed by Covanta and certain subsidiaries of Covanta Energy described more fully below. The proceeds of the new credit facilities were used to fund the acquisition of ARC Holdings, to refinance approximately $479 million of Covanta Energy’s and CPIH’s recourse debt and letter of credit facilities, and to pay related fees and expenses. The new credit facilities are further available for ongoing permitted expenditures and for general corporate purposes.
      Covanta Energy’s new credit facilities are comprised of the following:

•	a first priority secured term loan facility in the amount of $275 million that will mature in 2012 and is repayable in scheduled quarterly installments that began September 30, 2005 (the “First Lien Term Loan Facility”);

•	a first priority secured revolving credit facility in the amount of $100 million that will mature in 2011 and is available for revolving loans, up to $75 million of which may be utilized for letters of credit (the “Revolving Credit Facility”);

•	a first priority secured letter of credit facility in the amount of $340 million (of which $307.5 million of letters of credit have been issued as of December 31, 2005) that will mature in 2012 (the “Funded L/C Facility” and collectively with the First Lien Term Loan Facility and the Revolving Credit Facility the “First Lien Facilities”); and

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a second priority secured term loan facility in the amount of $400 million that matures and is repayable in full in 2013 (the “Second Lien Term Loan Facility” and collectively with the First Lien Facilities the “Credit Facilities”).

Material Terms of Covanta Energy Senior Secured Credit Facilities

Amortization Terms
      In December, 2005, Covanta Energy paid $45 million as an advance payment against the First Lien Term Loan. The mandatory annual amortization was reset and will be paid in quarterly installments beginning December 31, 2006, through the date of maturity as follows (in thousands of dollars):

Annual Remaining
First Lien Term Loan Facility	Amortization

2006	$581
2007	2,322
2008	2,322
2009	2,322
2010	2,322
2011	110,302
2012	109,141
      The Second Lien Term Loan Facility has no mandatory amortization requirements and is required to be repaid in full on its maturity date in 2013.

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
      Letters of credit issued under the Revolving Credit Facility will accrue fees at the then effective borrowing margins on Eurodollar rate loans, plus a fee on each issued letter of credit payable to the issuing bank. The Funded L/ C Facility accrues fees (whether or not letters of credit are issued thereunder) at the then-effective borrowing margin for Eurodollar rate loans described below times the total funded letter of credit availability (whether or not then utilized), plus a fee on each issued letter of credit payable to the issuing bank. In addition, Covanta Energy has agreed to pay to the participants under the Funded L/ C Facility any shortfall between the Eurodollar rate applicable to the relevant Funded L/ C Facility interest period and the investment income earned on the pre-agreed investments made by the relevant issuing banks with the purchase price paid by such participants for their participations under the Funded L/ C Facility. Covanta Energy is required to enter into certain hedging obligations designed to mitigate its exposure to the risk of interest rate changes with respect to $337.5 million of its borrowings under the Credit Facilities, less any second lien notes to the extent issued. See Note 20. Financial Instruments of the Notes.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The borrowing margins referred to above for the Revolving Credit Facility are as follows:

	Borrowing	Borrowing
	Margin for	Margin for
	Revolving	Revolving
	Eurodollar	Base Rate
Company Leverage Ratio	Loans	Loan

≥4.25:1.00	3.00%	2.00%

<4.25:1.00	2.75%	1.75%
≥3.50:1:00

<3.50:1:00	2.50%	1.50%
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

Debt Covenants and Defaults
      The Credit Facilities require Covanta Energy to furnish the lenders with periodic financial, operating and other information. In addition, these facilities further restrict, with specific exceptions, without consent of its lenders, Covanta Energy’s ability to, among other things:

•	incur indebtedness, or incur liens on its property;

•	pay any dividends or distributions;

•	make new investments;

•	sell or dispose of assets, enter into a merger transaction, liquidate or dissolve itself;

•	enter into any transactions with affiliates; and

•	engage in new lines of business.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Intermediate Subsidiary Debt
      Upon the consummation of the ARC Holdings acquisition, Covanta Energy assumed the existing consolidated debt of ARC Holdings and its subsidiaries. This assumed debt included certain notes issued by non-project subsidiaries of ARC Holdings described below, as of the Acquisition Date.

•	6.26% senior notes outstanding in the amount of $240 million ($234 million as of December 31, 2005) maturing in 2015. Interest is payable June 30 and December 31 each year through maturity;

•	8.50% senior secured notes in the amount of $200 million ($195.8 million as of December 31, 2005) maturing September 1, 2010. Interest is payable on March 1 and September 1 each year through maturity; and

•	7.375% senior secured notes in the amount of $225 million ($224.1 million as of December 31, 2005) maturing September 1, 2010. Interest is payable on March 1 and September 1 each year through maturity.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 6.26% senior notes and the 8.5% and 7.375% senior secured notes have indentures that provide for certain restrictive covenants, including among other things, restrictions on the incurrence of indebtedness, certain payments to related and unrelated parties, acquisitions and asset sales. In addition, the indentures, pursuant to which such notes are issued, provide that distributions of cash to parent entities (including Covanta Energy) may occur quarterly and only if certain financial covenants are satisfied. Holders of 8.5% and 7.375% senior secured notes are entitled to receive from the issuer an offer to repurchase such notes upon a change of control (a “Change of Control Offer”), such as was caused by Covanta Energy’s purchase of ARC Holdings. These issuers are MSW Energy Holdings LLC (“MSW I”) issuer of the 8.5% senior secured notes, and MSW Energy Holdings II LLC (“MSW II”), issuer of the 7.375% senior secured notes. On June 24, 2005, Change of Control Offers were issued by both MSW I and MSW II. Holders of approximately $4.2 million and $0.9 million of MSW I notes and MSW II notes, respectively, properly tendered their notes for repurchase. On July 26, 2005, MSW I and MSW II purchased such notes for $5.1 million in the aggregate with cash made available by Covanta Energy.
      As of December 31, 2005, Covanta’s subsidiaries were not in default under their respective credit facilities and debt obligations.

Financing Costs
      Deferred financing costs on the consolidated balance sheet as of December 31, 2005 represent capitalizable costs incurred by Covanta in connection with the acquisition of ARC Holdings and refinancing of Covanta Energy’s recourse debt. All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. Deferred financing costs on the consolidated balance sheet as of December 31, 2004 represents capitalizable costs incurred by Covanta in connection with the acquisition of Covanta Energy. These costs were written down to zero on June 24, 2005 upon the refinancing in connection with the ARC Holdings acquisition.
      Amortization of deferred financing costs is included as a component of interest expense and was $10.8 million, $7.0 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Project Debt
      Project debt is presented below (in thousands of dollars):

	As of December 31,

	2005	2004

Project debt related to Service Fee structures
4.0-6.75% serial revenue bonds due 2006 through 2015	$305,360	$287,388
3.0-7.0% term revenue bonds due 2006 through 2022	244,390	221,236
Adjustable-rate revenue bonds due 2006 through 2019	121,065	127,237
7.322% other debt obligations due 2006 through 2020	83,621	—

Subtotal	754,436	635,861
Unamortized debt premium	34,413	33,944

Total Service Fee structure related project debt	788,849	669,805

Project debt related to Tip Fee structures
4.875-6.70% serial revenue bonds due 2006 through 2016	429,205	100,883
5.00-5.625% term revenue bonds due 2010 through 2019	265,700	67,567

Subtotal	694,905	168,450
Unamortized debt premium	28,897	3,899

Total Tip Fee structure related project debt	723,802	172,349

International project debt	85,633	102,583

Total project debt	1,598,284	944,737
Less current portion of project debt
(includes $16,893 of unamortized premium at December 31, 2005)	(174,114)	(109,701)

Noncurrent project debt	$1,424,170	$835,036

      Project debt associated with the financing of waste-to-energy facilities is arranged by municipal entities through the issuance of tax-exempt and taxable revenue bonds or other borrowings. Generally, debt service for project debt related to Service Fee Structures is the primary responsibility of municipal entities, whereas debt service for project debt related to Tip Fee structures is paid by Covanta’s project subsidiary from project revenue expected to be sufficient to cover such expense.
      Payment obligations for the project debt associated with waste-to-energy facilities owned by Covanta Energy are limited recourse to the operating subsidiary and non-recourse to Covanta Energy, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective waste-to-energy facilities and related assets. As of December 31, 2005, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $2.6 billion and restricted funds held in trust of approximately $434.8 million.
      The interest rates on adjustable-rate revenue bonds are adjusted periodically based on current municipal-based interest rates. The average adjustable rate for such revenue bonds was 3.47% and 1.96% as of December 31, 2005 and 2004, respectively, and the average adjustable rate for such revenue bonds was 2.43% and 1.24% during 2005 and 2004 for the full year, respectively.
      The $85.6 million in international project debt includes the following long-term obligations for 2005:

•	$32.4 million due to financial institutions, of which $10.1 million is denominated in U.S. dollars and $22.3 million is denominated in Indian rupees as of December 31, 2005. This debt relates to the construction of a heavy fuel oil fired diesel engine power plant in India. The U.S. dollar debt bears a

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coupon rate at the three-month LIBOR, plus 4.5% (8.55% as of December 31, 2005). The Indian rupee debt bears a coupon rate at 7.75% as of December 31, 2005. The debt extends through 2011, is non-recourse to Covanta Energy, and is secured by the project assets. The power off-taker has failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.

•	$29.1 million as of December 31, 2005, due to a financial institution which relates to the construction of a second heavy fuel oil fired diesel engine power plant in India. It is denominated in Indian rupees and bears coupon rates ranging from 7.50% to 16.15% in 2005. The debt extends through 2010, is non-recourse to Covanta Energy and is secured by the project assets. The power off-taker has failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.
      As of December 31, 2005, Covanta Energy had one interest rate swap agreement related to project debt that economically fixes the interest rate on certain adjustable-rate revenue bonds. For additional information related to this interest rate swap, see Note 20. Financial Instruments of the Notes.
      The maturities of long-term project debt were as follows (in thousands of dollars):

	As of December 31, 2005

Year	Debt	Premium	Total

2006	$157,221	$16,893	$174,114
2007	157,822	14,573	172,395
2008	163,767	10,779	174,546
2009	174,715	7,992	182,707
2010	173,823	5,469	179,292
Thereafter	707,626	7,604	715,230

Total	1,534,974	63,310	1,598,284
Less current portion	(157,221)	(16,893)	(174,114)

Total noncurrent project debt	$1,377,753	$46,417	$1,424,170

Note 20.	Financial Instruments
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
      For cash and cash equivalents, restricted funds, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of noncurrent unbilled receivables is estimated by using a discount rate that approximates the current rate for comparable notes. The fair value of noncurrent receivables is estimated by discounting the future cash flows using the current rates at which similar loans would be made to such borrowers based on the remaining maturities, consideration of credit

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
risks, and other business issues pertaining to such receivables. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.
      Fair values for debt were determined based on interest rates that are currently available to Covanta for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issues.
      The fair value of Covanta’s interest rate swap agreements is the estimated amount Covanta would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.

Waste and Energy Services
      The fair-value estimates presented herein are based on pertinent information available to management as of December 31, 2005. However, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2005, and current estimates of fair value may differ significantly from the amounts presented herein.
      The estimated fair value of financial instruments is presented as follows (in thousands of dollars):

	As of December 31, 2005

	Carrying	Estimated
	Amount	Fair Value

Assets:
Cash and cash equivalents	$94,551	$94,551
Marketable securities	4,100	4,100
Receivables and unbilled service receivables	217,405	217,405
Restricted funds	467,036	466,915
Interest rate swap receivable	14,949	14,949

Liabilities:
Debt	1,308,119	1,339,289
Project debt	1,598,284	1,598,247
Interest rate swap payable	11,852	11,852
Liabilities subject to compromise	$—	$—
Off Balance-Sheet Financial Instruments:
Guarantees(a)

(a)	additionally guarantees include approximately $9 million of guarantees related to international energy projects.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Services
      The carrying amounts, which approximates the fair values of financial instruments, are as follows (in thousands of dollars):

	As of December 31,
	2005

	Carry	Estimated
	Amount	Fair Value

Assets:
Cash	$34,005	$34,005
Restricted funds	6,520	6,520
Parent investments — fixed maturity securities	3,300	3,300
Insurance business investments — fixed maturity securities	43,667	43,667
Insurance business investments — equity securities	1,507	1,507

ACL Warrants
      On January 12, 2005 (“grant date”), two subsidiaries of Covanta received warrants to purchase 168,230 shares of common stock of ACL at $12.00 per share. The number of shares and exercise price subject to the warrants were subsequently adjusted to 672,920 shares at an exercise price of $3.00 per share, as a result of a four-for-one stock split effective as of August 2005. The warrants were given by certain of the former creditors of ACL under the ACL plan of reorganization. Covanta’s investment in ACL was written down to zero in 2003.
      Covanta recorded the warrants as a derivative security in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Covanta recorded the warrants at their aggregate fair value of $0.8 million on the grant date and marked the warrants to their fair value each subsequent financial statement date. During October 2005, Covanta converted the ACL warrants into shares of ACL’s common stock and monetized the shares resulting in net cash proceeds of $18 million and a realized pretax gain of $15.2 million.

Interest Rate Swaps
      As of December 31, 2005, Covanta Energy had one interest rate swap agreement related to project debt that economically fixes the interest rate on certain adjustable-rate revenue bonds. This swap agreement was entered into in September 1995 and expires in January 2019. Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the client community’s obligation under the related service agreement. Therefore, all payments made or received under the swap agreement are a pass through to the client community. Under the swap agreement, Covanta Energy paid an average fixed rate of 9.8% from 2003 through January 2005, and will pay 5.18% thereafter through January 2019, and received a floating rate equal to the rate on the adjustable rate revenue bonds, unless certain triggering events occur (primarily credit events), which results in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty. In the event Covanta Energy terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the year ended December 31, 2005 the floating rate on the swap averaged 2.42%. The notional amount of the swap as of December 31, 2005 was $80.2 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. The counterparty to the swap is a major financial institution. Covanta Energy believes the credit risk associated with nonperformance by the counterparty is not significant. The swap agreement resulted in increased debt service expense of $2.2 million and $3.2 million for 2005 and 2004, respectively. The effect on Covanta Energy’s weighted-average borrowing rate of the project debt was an increase of 0.17% for 2005.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As described in Note 18. Long-Term Debt of the Notes, Covanta Energy is required to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the Credit Facilities. On July 8, 2005, Covanta Energy entered into two pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. These swaps were designated as cash flow hedges in accordance with SFAS 133, accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the swaps was to increase interest expense for the year ended December 31, 2005 by $0.7 million. As of December 31, 2005, the net after-tax deferred gain in other comprehensive income was $2.0 million ($3.1 million pre-tax, which is recorded in other assets).

Note 21.	Employee Benefit Plans

Waste and Energy Services
      Covanta Energy sponsors defined benefit pension plans covering the majority of its domestic employees and retirees and other post-retirement benefit plans for a small number of domestic retirees that include healthcare benefits and life insurance coverage. Effective December 31, 2005, Covanta Energy froze the defined benefit pension plans for domestic employees. All active employees who were eligible participants in the defined benefit pension plans, as of December 31, 2005, will be 100% vested and have a non-forfeitable right to these benefits as of such date. Covanta Energy’s funding policy for the defined benefit pension plans has been to contribute annually an amount to be exempt from the Pension Benefit Guaranty Corporation variable rate premiums. Covanta Energy expects to make contributions of $2.3 million to its defined benefit pension plans and $1.3 million to its other post-retirement benefit plans in 2006.
      In accordance with SFAS 141, on March 10, 2004 Covanta Energy recorded a liability for the total projected benefit obligation in excess of plan assets for the defined benefit pension plan and a liability for the total accumulated post-retirement benefit obligation in excess of the fair value of plan assets for other benefit plans.
      Covanta Energy made contributions of $7.5 million and $7.8 million to the defined benefit pension plans in 2005 and for the period of March 11, through December 31, 2004, respectively.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table is a reconciliation of the changes in the benefit obligations and fair value of assets for Covanta Energy’s defined benefit pension and other postretirement benefit plans, the funded status (using a December 31 measurement date) of the plans and the related amounts recognized in Covanta Energy’s consolidated balance sheets (in thousands of dollars, except percentages as noted):

	Pension Benefits		Other Benefits

	For the Year		For the Year
	Ended	March 11, 2004 to	Ended	March 11, 2004 to
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation	$67,098	$62,226	$11,818	$12,105
Service cost	7,223	6,716	—	—
Interest cost	3,990	2,783	657	546
Actuarial (gain) loss	(1,384)	(3,683)	272	(230)
Benefits paid	(1,760)	(944)	(1,164)	(603)

Benefit obligation at end of year	$75,167	$67,098	$11,583	$11,818

Change in plan assets:
Plan assets at fair value at December 31, 2004 and March 10, 2004, respectively	$36,976	$27,240	$—	$—
Actual return on plan assets	2,600	2,852	—	—
Covanta Energy contributions	7,526	7,828	1,164	603
Benefits paid	(1,760)	(944)	(1,164)	(603)

Plan assets at fair value at end of year	$45,342	$36,976	$—	$—

Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(29,825)	$(30,122)	$(11,582)	$(11,818)
Unrecognized net gain	(5,578)	(4,609)	(134)	(405)

Net amount recognized	$(35,403)	$(34,731)	$(11,716)	$(12,223)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(35,403)	$(34,918)	$(11,716)	$(12,223)
Accumulated other comprehensive income	—	187	—	—

Net amount recognized	$(35,403)	$(34,731)	$(11,716)	$(12,223)

Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate	6.00%	6.25%	6.00%	6.25%
Discount rate beginning March 10, 2004		5.75%		5.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.50%	N/A	N/A
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Plan assets had a fair value of $45.3 million and $37.0 million as of December 31, 2005 and 2004, respectively. The allocation of plan assets was as follows:

	As of
	December 31,

	2005	2004

U.S. Equities	68%	69%
U.S. Debt Securities	19%	25%
Other	13%	6%

Total	100%	100%

      Covanta Energy’s expected return on plan assets assumption is based on historical experience and by evaluating input from the trustee managing the plans assets. The expected return on the plan assets is also impacted by the target allocation of assets, which is based on Covanta Energy’s goal of earning the highest rate of return while maintaining risk at acceptable levels. The plans strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. The target ranges of allocation of assets are as follows:

U.S. Equities	40 — 75%
U.S. Debt Securities	10 — 55%
Other	0 — 50%
      Covanta Energy anticipates that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are reviewed and the pension plans’ investments are rebalanced to reflect the targeted allocation when considered appropriate.
      For management purposes, an annual rate of increase of 10% in the per capita cost of health care benefits was assumed for 2005 for covered employees. The rate was assumed to decrease gradually to 5.5% in 2010 and remain at that level.
      For the pension plans with accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $75.2 million, $56.8 million, and $45.3 million, respectively as of December 31, 2005 and $67.1 million, $46.5 million and $37 million, respectively, as of December 31, 2004.
      Covanta Energy estimates that the future benefits payable for the retirement and post-retirement plans in place are as follows (in thousands of dollars).

	As of December 31,

		Other Benefits
	Pension	Post	Other Benefits
	Benefits	Medicare	Pre Medicare

2006	$764	$1,699	$1,826
2007	776	1,766	1,899
2008	868	1,818	1,954
2009	964	1,830	1,967
2010	1,027	1,843	1,982
2011 - 2015	8,813	7,690	8,266

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pension costs for Covanta Energy’s defined benefit plans and other post-retirement benefit plans included the following components (in thousands of dollars):

	Pension		Other
	Benefits		Benefits

	For the Year	For the Period of	For the Year	For the Period of
	Ended	March 10, to	Ended	March 10, to
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Components of Net Periodic Benefit Cost:
Service cost	$7,223	$6,716	$—	$—
Interest cost	3,990	2,783	657	546
Expected return on plan assets	(3,015)	(1,905)	—	—

Net periodic benefit cost	$8,198	$7,594	$657	$546

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care trend rate would have the following effects (in thousands of dollars):

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$49	$(43)
Effect on postretirement benefit obligation	903	(788)
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into Law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-2, the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost in Covanta’s consolidated financial statements and this note reflects the effects of the Act on the plans.
      Substantially all of Covanta Energy’s domestic employees are eligible to participate in savings plans sponsored by Covanta Energy. The savings plan allows employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. Covanta Energy matches a percentage of employee contributions up to certain limits. Covanta Energy’s costs related to these savings plans were $3.4 million and $2.5 million for the years ended, December 31, 2005 and 2004, respectively.
      Effective January 1, 2006, in connection with freezing its defined benefit pension plans for domestic employees, Covanta Energy enhanced its savings plan for domestic employees by increasing its contribution toward the savings plan.

Other Services
      Under the NAICC 401(k) Plan, employees may elect to contribute up to 20 percent of the eligible compensation to a maximum dollar amount allowed by the Internal Revenue Service (“IRS”). In 2002, NAICC suspended its matching contribution to the 401(k) Plan. In 2003 and 2004, NAICC reinstated its matching contribution to 50% of the first 6% of compensation contributed by employees to the 401(k) Plan. Contributions for each of the three years ended December 31, 2005 were less than $0.1 million.
      A non-contributory defined benefit pension plan (the “Plan”) covers substantially all of NAICC’s employees. Pension benefits are based on an employee’s years of service and average final compensation. The funding policy of the Plan is for Covanta to contribute the minimum pension costs equivalent to the amount required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.
      Net periodic defined pension benefit expense was $0.3 million, $0.9 million and $0.1 million for Covanta’s insurance business for the years ended December 31, 2005, 2004 and 2003, respectively. Settlements

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounted for $0.3 million and $0.8 million of the net periodic benefit costs for the years ended December 31, 2005 and 2004, respectively.

Note 22.	Income Taxes
      Covanta files a federal consolidated income tax return with its eligible subsidiaries. Covanta’s federal consolidated tax return will include the results of ARC Holdings after June 24, 2005. Effective July 31, 2005, CPIH and its eligible United States and foreign subsidiaries were includable in Covanta’s federal consolidated income tax return. Covanta’s subsidiary associated with its Lake County, Florida waste-to-energy project (“Covanta Lake”) is not a member of any consolidated return group. Covanta’s federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.
      The grantor trusts, whose taxable income and loss is included in Covanta’s federal consolidated income tax return, were established by state insurance regulators in California and Missouri as part of the 1990 reorganization from which Mission emerged from federal bankruptcy and various state insolvency court proceedings as Covanta. These trusts were created for the purpose of assuming various liabilities associated with certain of Mission’s insurance subsidiaries. This allowed the state regulators to administer the continuing run-off of Mission’s insolvent insurance business, while Covanta and the remaining Mission insurance subsidiaries were released, discharged and dismissed from the proceedings free of any claims and liabilities of any kind, including any obligation to provide further funding to the trusts. The Insurance Commissioner of the State of California (the “California Commissioner”) and the Director of the Division of Insurance of the State of Missouri, as the trustees, have sole management authority over the trusts. Neither Covanta nor any of its subsidiaries has any power to control or otherwise influence the management of the trusts nor do they have any rights with respect to the selection or replacement of the trustees. At the present time, it is not likely that Covanta or any of its subsidiaries will receive any distribution with regard to their residual interests in the existing trusts. Since Covanta does not have a controlling financial interest in these trusts nor is Covanta the primary beneficiary of the trusts, they are not consolidated with Covanta for financial statement purposes.
      SFAS 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Pursuant to SFAS 109, Covanta makes periodic determinations of whether it is “more likely than not” that all or a portion of the Covanta’s deferred tax assets will be realized. In making these determinations, Covanta considers all of the relevant factors, both positive and negative, which may impact upon its future taxable income including the size and operating results of its subsidiaries, the competitive environment in which these subsidiaries operate and the impact of the grantor trusts.
      Reductions in Covanta’s NOLs could occur in connection with the administration and wind-up of the grantor trusts discussed above. During or at the conclusion of the administration of these grantor trusts, material taxable income could result which could utilize a substantial portion of Covanta’s NOLs which in turn could materially reduce Covanta’s cash flow and ability to service its debt. The impact of a material reduction in Covanta’s NOLs could cause an event of default under the Credit Facilities, and/or a reduction of a substantial portion of Covanta’s deferred tax assets relating to such NOLs. See Note 4. California Grantor Trust Settlement of the Notes for additional information concerning the status of matters relating to the grantor trusts and potential impacts relating to the NOLs.
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
      Covanta had NOLs estimated to be approximately $489 million for federal income tax purposes as of the end of 2005. The NOLs will expire in various amounts from December 31, 2006 through December 31, 2023,

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
if not used. Covanta’s NOLs will expire, if not used, in the following amounts in the following years (in thousands of dollars):

Amount of
Carryforward
Expiring

2006	$76,976
2007	89,790
2008	31,688
2009	39,665
2010	23,600
2011	19,755
2012	38,255
2019	33,635
2022	26,931
2023	108,331

$488,626

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
      The components of the provision (benefit) for income taxes for continuing operations, including ARC Holdings after June 24, 2005 were as follows (in thousands of dollars):

	For the Years Ended
	December 31,

	2005	2004	2003

Current:
Federal	$5,757	$4,320	$—
State	4,194	5,392	18
Foreign	6,941	5,079	—

Total current	16,892	14,791	18
Deferred:
Federal	12,014	(2,030)	—
State	5,916	(665)	—
Foreign	(171)	(561)	—

Total deferred	17,759	(3,256)	—

Total provision for income taxes	$34,651	$11,535	$18

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following reflects a reconciliation of income tax expense computed by applying the applicable federal income tax rate of 35% to income before provision for income tax as compared to the provision for income taxes (in thousands of dollars):

	For the Years Ended
	December 31,

	2005	2004	2003

Computed “expected” tax benefit (expense)	$27,148	$12,416	$(23,530)
State and other tax expense	6,572	3,072	18
Change in valuation allowance	(9,485)	(15,423)	(1,976)
Grantor trust income	5,250	5,810	8,500
Subpart F income and foreign dividends	7,190	5,153	—
Expiring NOL	—	—	20,689
Taxes on foreign earnings	(7)	(138)	—
Taxes on equity earnings	—	247	—
Production tax credits	(3,132)	—	—
Other, net	1,115	398	(3,683)

Total income tax expense	$34,651	$11,535	$18

      The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in thousands of dollars):

	As of December 31,

	2005	2004

Deferred Tax Assets:
Loss reserve discounting	$2,066	$2,651
Unearned premiums	71	88
Capital loss carryforward	16,426	17,882
Net operating loss carryforwards	174,198	180,752
Allowance for doubtful accounts	697	697
Accrued expenses	51,075	50,799
Tax basis in bond and other costs	22,067	20,350
Deferred tax assets attributable to pass-through entities	10,425	10,169
Other	16,538	1,785
AMT and other credit carryforward	10,203	6,415

Total gross deferred tax asset	303,766	291,588
Less: valuation allowance	(81,701)	(91,186)

Total deferred tax asset	222,065	200,402

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,

	2005	2004

Deferred Tax Liabilities:
Unrealized gains on available-for-sale securities	323	323
Unremitted earnings of foreign subsidiaries	15,401	8,763
Unbilled accounts receivable	35,049	39,041
Property, plant and equipment	211,741	163,610
Intangible assets	62,992	70,799
Deferred acquisition costs	292	292
Difference in tax basis of bonds	25	65
Salvage and subrogation discount	17	11
Deferred tax liabilities attributable to pass-through entities	381,334	—
Other, net	766	53

Total gross deferred tax liability	707,940	282,957

Net deferred tax liability	$(485,875)	$(82,555)

Note 23.	Insurance Regulation, Dividend Restrictions and Statutory Surplus
      Covanta’s insurance subsidiaries are regulated by various states. For regulatory purposes, separate financial statements which are prepared in accordance with statutory accounting principles are filed with these states. The insurance subsidiaries prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the California Department of Insurance (the “CDI”). Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (the “Insurance Association”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed (see below for discussion of the insurance businesses permitted practice). The Insurance Association has adopted a comprehensive set of accounting principles for qualification as an Other Comprehensive Basis of Accounting which was effective in 2001. As of the years ended December 31, 2005 and 2004, Covanta’s operating insurance subsidiaries had statutory capital and surplus of $17.3 million and $16.9 million, respectively. The combined statutory net loss for Covanta’s operating insurance subsidiaries, as reported to the regulatory authorities for the years ended December 31, 2005, 2004 and 2003, was $4.8 million, $0.8 million, and $10.1 million, respectively. In 2005, NAICC recognized an other than temporary impairment of its investment in Valor for an amount equal to its cost basis of $5.9 million, reducing statutory surplus in 2005 by $0.7 million.
      A model for determining the risk-based capital (“RBC”) requirements for property and casualty insurance companies was adopted in December 1993 and companies are required to report their RBC ratios based on their statutory annual statements. As of December 31, 2005, NAICC’s RBC was 589%, which is $14.4 million in excess of the regulatory Authorized Control Level.
      Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The governmental agencies established pursuant to these state laws have broad administrative and supervisory powers over insurance company operations. These powers include granting and revoking of licenses to transact business, regulating trade practices, establishing guaranty associations, licensing agents, approving policy forms, filing premium rates on certain business, setting reserve requirements, determining the form and content of required regulatory financial statements, conducting periodic examination of insurers’ records, determining the reasonableness and adequacy of capital and surplus, and prescribing the maximum concentrations of certain classes of investments. Most states have also enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and other related matters. Covanta and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in California and routinely report to other jurisdictions.
      Under the California Insurance Code, NAICC is prohibited from paying shareholder dividends, other than from accumulated earned surplus, exceeding the greater of net income or 10% percent of the preceding year’s statutory surplus, without prior approval of the CDI. No dividends were paid in 2005, 2004 or 2003. The overall limit of dividends that can be paid during 2006 is approximately $1.7 million as long as there is sufficient accumulated earned surplus to pay such. As of the year ended December 31, 2005, NAICC did not have sufficient accumulated earned surplus, as defined by the CDI, to pay further ordinary dividends.

Note 24.	Stockholders’ Equity and Stock Option Plans

Stockholders’ Equity
      In connection with a pro rata rights offering to all stockholders on May 27, 2005, Covanta issued approximately 66.7 million additional shares of common stock for approximately $400 million of gross proceeds, as more fully described in Note 3. Acquisitions and Dispositions of the Notes. On September 19, 2005, Covanta’s stockholders approved an amendment to the charter to increase the number of authorized shares of common stock to 250,000,000 from 150,000,000. As of December 31, 2005, there were 141,245,545 shares of common stock issued of which 141,165,840 were outstanding; the remaining 79,705 shares of common stock issued but not outstanding were held as treasury stock as of December 31, 2005.
      In connection with a pro rata rights offering to all stockholders on May 18, 2004, Covanta issued approximately 27.4 million additional shares of common stock for approximately $42 million of gross proceeds. In addition, Covanta issued the maximum 8,750,000 shares to Laminar pursuant to the conversion of approximately $13.4 million in principal amount of notes, as more fully described in Note 3. Acquisitions and Dispositions of the Notes.
      As previously announced, Covanta agreed as part of the Covanta Energy acquisition to conduct a rights offering for up to 3.0 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta Energy prior to its bankruptcy at a purchase price of $1.53 per share (the “9.25% Offering”). Also as previously announced, because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings acquisition, and the related rights offering to shareholders (the “ARC Holdings Rights Offering”), Covanta restructured the 9.25% Offering so that the holders that participated in the 9.25% Offering were offered the right to purchase additional 2.7 million shares of Covanta’s common stock at the same purchase price ($6.00 per share) as in the ARC Holdings Rights Offering which is an equivalent number of shares of common stock that such holders would have been entitled to purchase in the ARC Holdings Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the ARC Holdings Rights Offering. On February 24, 2006, Covanta completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds.
      In connection with efforts to preserve Covanta’s NOLs, Covanta has imposed restrictions on the ability of holders of five percent or more of common stock to transfer the common stock owned by them and to acquire additional common stock, as well as the ability of others to become five percent stockholders as a result of transfers of common stock.
      The following represents shares of common stock reserved for future issuance:

As of December 31,
2005

Estimated stock purchase rights of certain creditors of Covanta Energy	5,700,000
Shares available for issuance under Equity Plans	5,344,743
      As of December 31, 2005, there were 10,000,000 shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by Covanta Board of

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Directors. The Board of Directors is authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance, with prior approval of the stockholders required for any series of preferred stock issued to any holder of 1% or more of the outstanding common stock.

Stock Option Plans
      Covanta adopted the Covanta Holding Corporation Equity Award Plan for Employees and Officers (the “Employees Plan”) and the Covanta Holding Corporation Equity Award Plan for Directors (the “Directors Plan”), collectively (the “Award Plans”), effective with stockholder approval on October 5, 2004. On July 25, 2005, the Covanta Board of Directors approved and on September 19, 2005, Covanta’s stockholders approved the amendment to the Employees Plan to authorize the issuance of an additional 2,000,000 shares. The 1995 Stock and Incentive Plan (the “1995 Plan”) was terminated with respect to any future awards under such plan on October 5, 2004 upon stockholder approval of the Award Plans. The 1995 Plan will remain in effect until all awards have been satisfied or expired.

2004 Stock Option Plan
      The purpose of the Award Plans is to promote the interests of Covanta (including its subsidiaries and affiliates) and its stockholders by using equity interests in Covanta to attract, retain and motivate its management, non-employee directors and other eligible persons and to encourage and reward their contributions to Covanta’s performance and profitability. The Award Plans provide for awards to be made in the form of (a) incentive stock options, (b) non-qualified stock options, (c) shares of restricted stock, (d) stock appreciation rights, (e) performance awards, or (f) other stock-based awards which relate to or serve a similar function to the awards described above. Awards may be made on a stand alone, combination or tandem basis. The maximum aggregate number of shares of common stock available for issuance is 6,000,000 under the Employees Plan and 400,000 under the Directors Plan.
      On July 7, 2005, the Compensation Committee of the Board of Directors, under the Employees Plan, awarded certain key employees 404,000 shares of restricted stock. The terms of the restricted stock awards include vesting provisions based on two financial performance factors (66%) and continued service over the passage of time (34%). The awards vest over approximately 31 months, with 134,636 shares (33.33%) vesting on February 28, 2006, 134,636 shares (33.33%) vesting on February 28, 2007 and the remaining 134,728 shares (33.34%) vesting on February 29, 2008.
      On September 19, 2005, in accordance with its existing program for annual director compensation, Covanta granted options to purchase an aggregate of 120,006 shares of common stock and 13,500 shares of restricted stock under the Directors Plan. The options have an exercise price of $12.90 per share and expire 10 years from the date of grant and vest upon the date of grant (but are not exercisable for six months following such date). Restrictions on the restricted stock shall lapse on a pro rata basis over three years commencing on the date of grant.
      On October 5, 2004 Covanta granted options to purchase an aggregate of 1,020,000 shares of Common Stock and 641,010 shares of restricted stock under the Employees Plan. The options have an exercise price of $7.43 per share and expire 10 years from the date of grant and vest over three years commencing on February 28, 2006. Restrictions upon 50% of the restricted stock shall lapse on a pro rata basis over three years commencing on February 28, 2005 and the restrictions upon the remaining 50% of the restricted stock shall lapse over the same three year period based upon the satisfaction of performance-based metrics of operating cash flow or such other performance measures as may be determined by the Compensation Committee of the Board of Directors. See Note 1. Organization and Summary of Significant Accounting Policies — Stock-Based Compensation for a description of options that were accelerated under Covanta’s Award Plan.
      On October 5, 2004 Covanta granted options to purchase an aggregate of 93,338 shares of Common Stock and 15,500 shares of restricted stock under the Directors Plan. The options have an exercise price of $7.43 per share and expire 10 years from the date of grant and vest upon the date of grant. Restrictions on the

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restricted stock shall lapse on a pro rata basis over three years commencing on the date of grant. On December 5, 2004, Covanta granted an additional 11,111 stock options at an exercise price of $7.85 and an additional 1,250 share of restricted stock under the Directors Plans with similar term and vesting provisions.

1995 Stock Option Plan
      The 1995 Plan is a qualified plan which provides for the grant of any or all of the following types of awards: stock options, including incentive stock options and non-qualified stock options; stock appreciation rights, whether in tandem with stock options or freestanding; restricted stock; incentive awards; and performance awards. The purpose of the 1995 Plan is to enable Covanta to provide incentives to increase the personal financial identification of key personnel with the long-term growth of Covanta and the interests of Covanta’s stockholders through the ownership and performance of common stock, to enhance Covanta’s ability to retain key personnel, and to attract outstanding prospective employees and Directors. The 1995 Plan became effective as of March 21, 1995.
      In September 2001, Covanta’s stockholders approved amendments to the 1995 Plan which increased the aggregate number of shares available for option grants from 1,700,000 to 2,540,000 and provided for options to be awarded to independent contractors.
      On July 24, 2002, Covanta’s Board amended the 1995 Plan to increase the aggregate number of shares available for grant from 2,540,000 to 4,976,273. The Board reserved 1,936,273 shares for the grant of stock options to management of ACL, of which options for 1,560,000 shares of Covanta common stock were granted. The options have an exercise price of $5.00 per share and expire 10 years from the date of grant. One-half of the options time vest over a four-year period in equal annual installments and one-half of the options vest over a four-year period in equal annual installments contingent upon the financial performance of ACL and compliance with the terms of its senior bank facility. During 2003, options for 829,375 shares of common stock were forfeited due to terminations and ACL not achieving the performance targets.
      In July 2002, options for 918,084 shares previously granted to employees, directors and contractors of Covanta, which would have expired upon the termination of the service of these individuals to Covanta on July 24, 2002, were extended two years or two years beyond the termination of their service in a new capacity, but in no event longer than the original term with vesting accelerated simultaneously with the extension.
      On August 7, 2003, Covanta granted options for 50,000 shares of common stock to an employee of NAICC. The options have an exercise price of $1.45 per share and expire 10 years from the grant date. 20,000 of the options vest on the first and second anniversary of the grant date and the remaining 10,000 options vest on the third anniversary of the grant date.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity and balance information of the options under the Awards Plans and 1995 Plan:

	As of December 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

1995 Stock Option Plan
Outstanding at the beginning of the year	795,677	$4.87	2,564,543	$4.79	3,343,918	$4.89
Granted	—	—	—		50,000	1.45
Exercised	427,250	4.41	965,991	4.27	—	—
Forfeited	53,334	6.25	802,875	5.14	829,375	5.00

Outstanding at the end of the year	315,093	$5.26	795,677	$4.87	2,564,543	$4.79
Options exercisable at year end	305,093	$5.38	715,675	$5.04	1,783,708	$4.84
Options available for future grant	—		—		2,141,048
2004 Stock Option Plan
Outstanding at the beginning of the year	1,124,449	$7.43
Granted	120,006	12.90	1,124,449	$7.43
Exercised	296,340	7.45	—
Forfeited	20,000	7.43	—

Outstanding at the end of the year	928,115	$8.14	1,124,449	$7.43
Options exercisable at year end	258,115	$9.97	104,449	$7.47
Options available for future grant	4,081,535		1,475,551
      As of December 31, 2005, options for shares were outstanding in the following price ranges:

			Weighted
	Options Outstanding		Average	Options Exercisable
			Remaining
	Number of	Weighted Average	Contractual Life	Number	Weighted Average
Exercise Price Range	Shares	Exercise Price	(Years)	of Shares	Exercise Price

$1.45 - $4.26	96,668	$3.39	7.2	86,668	$3.61
$5.31 - $5.78	148,425	5.63	3.9	148,425	5.63
$7.06	70,000	7.06	2.0	70,000	7.06
$7.43	808,109	7.43	8.8	138,109	7.43
$12.90	120,006	12.90	9.7	120,006	12.90

	1,243,208			563,208

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25.	Accumulated Other Comprehensive Income
      Accumulated other comprehensive income, net of income taxes, consists of the following (in thousands of dollars):

	As of
	December 31,

	2005	2004

Foreign currency translation	$(126)	$549
Minimum pension liability	(403)	(72)
Net unrealized gain on interest rate swap	2,013	—
Net unrealized loss on available-for-sale securities	(949)	106

Accumulated other comprehensive income	$535	$583

Note 26.	Earnings (Loss) Per Share
      Per share data is based on the weighted average outstanding number of Covanta’s, par value $0.10 per share, common stock during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock, rights and convertible notes whether or not currently exercisable. Diluted earnings per share for all the periods presented do not include shares related to stock options and warrants if their effect was anti-dilutive (in thousands, excepts per share amounts).

	For the Years Ended December 31,

	2005	2004	2003

Net income	$59,326	$34,094	$(69,225)

Basic earnings per share:
Weighted average basic common shares outstanding	122,209	88,543	66,073

Basic earnings per share	$0.49	$0.39	$(1.05)

Diluted earnings per share:
Weighted average basic common shares outstanding	122,209	88,543	66,073
Stock options	688	302	—	(A)
Restricted stock	869	187	—	(A)
Rights	4,144	2,167	—	(A)

Weighted average diluted common shares outstanding	127,910	91,199	66,073

Diluted earnings per share	$0.46	$0.37	$(1.05)

(A) Antidilutive
      Basic and diluted earnings per share and the weighted average shares outstanding have been retroactively adjusted in 2005 to reflect the bonus element contained in the ARC Holdings Rights Offering and retroactively adjusted in 2004 to reflect the bonus element contained in the 2005 ARC Holdings Rights Offering and the rights offering completed on May 18, 2004.
      On December 2, 2003, pursuant to the note purchase agreement, 5,120,853 shares of common stock were issued and included in the weighted average outstanding shares calculation as of March 10, 2004, the date on which certain conditions upon which the shares were contingently returnable were satisfied. The shares were not included in the computation of diluted earnings per share for the year ended December 31, 2003 because

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their effect would have been antidilutive. The weighted average number of such shares included in the basic and diluted earnings per share calculation was 4,152,801 for the year ended December 31, 2004.
      Options to purchase 3,393,918 shares of common stock at exercise prices ranging from $1.45 to $7.06 per share were outstanding during the year ended December 31, 2003 but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of common stock. 2,564,543 of such options were outstanding as of December 31, 2003.

Note 27.	Business Segments
      Given the significance of the Covanta Energy and ARC Holdings acquisitions to Covanta’s results of operations and financial condition, Covanta decided, during the third quarter of 2005, to combine the previously separate business segments of Insurance Services and Parent-Only operations into one reportable segment called Other Services. Covanta currently has two reportable business segments — Waste and Energy Services and Other Services. Certain prior period amounts, such as parent investment income, have been reclassified in the consolidated financial statements to conform to the current period presentation.
      Waste and Energy Services develop, construct, own and operate for others key infrastructure for the disposal of waste (primarily waste-to-energy) and independent power production facilities in the United States and abroad. Covanta also has one water treatment facility in this segment. The Other Services segment is comprised of Covanta’s insurance business, which writes property and casualty insurance in California, and the parent company which primarily receives income from its investments and incurred general and administrative expenses prior to the acquisition of Covanta Energy.
      The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies, unless otherwise noted.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment results were as follows (in thousands of dollars):

	For the Years Ended December 31,

	2005	2004	2003

Operating Revenues:
Waste and Energy Services
Domestic	$831,018	$452,983	$—
International	132,948	102,345	—

Subtotal Waste and Energy Services	963,966	555,328	—
Other Services	14,797	20,868	41,123

Total operating revenues	$978,763	$576,196	$41,123

Income (loss) from segment operations:
Waste and Energy Services
Domestic	$128,642	$65,001	$—
International	18,055	15,197	—

Subtotal Waste and Energy Services	146,697	80,198	—
Other Services	(481)	(3,328)	(14,340)

Total operating income (loss)	146,216	76,870	(14,340)
Other income (expense):
Investment income	6,129	2,343	1,434
Interest expense	(89,973)	(43,739)	(1,424)
Gain on derivative instrument, ACL warrants	15,193	—	—

Income (loss) before income tax expense, minority interests and equity in net income (loss) from unconsolidated investments	$77,565	$35,474	$(14,330)

      Total revenues by segment reflect sales to unaffiliated customers. In computing income (loss) from operations none of the following have been added or deducted: unallocated corporate expenses, non-operating interest expense, non-operating investment income and income taxes.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2005 and 2004, identifiable assets, depreciation and amortization and capital additions were as follows (in thousands of dollars).

		Depreciation
	Identifiable	and	Capital
	Assets	Amortization	Additions

2005
Waste and Energy Services (includes goodwill of $255.9 million)	$4,569,025	$124,814	$23,468
Other Services	133,140	111	59

Consolidated	$4,702,165	$124,925	$23,527

2004
Waste and Energy Services	$1,814,042	$53,131	$11,878
Other Services	125,039	151	121

Consolidated	$1,939,081	$53,282	$11,999

2003
Other Services	$162,648	$224	$96

Consolidated	$162,648	$224	$96

      Covanta’s operations are principally in the United States. Operations outside of the United States are primarily in Asia, with some projects in Latin America and Europe. A summary of revenues by geographic area is as follows (in thousands of dollars):

	For the Years Ended December 31,

	2005	2004	2003

Revenues:
United States	$845,814	$473,851	$41,123
India	94,680	64,805	—
Other Asia	37,735	36,648	—
Other International	534	892	—

Total	$978,763	$576,196	$41,123

      A summary of identifiable assets by geographic area is as follows (in thousands of dollars):

	As of December 31,

	2005	2004

Identifiable Assets:
United States	$4,470,539	$1,674,636
India	75,279	93,462
Other Asia	103,585	100,655
Other International	52,762	70,328

Total	$4,702,165	$1,939,081

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 28.	Quarterly Data (Unaudited)
      The following tables present quarterly unaudited financial data for the periods presented on the consolidated statements of operations (in thousands of dollars, except per share amounts):

	For the Year Ended December 31, 2005(1)

Fiscal Quarter	First	Second	Third	Fourth	Total

Operating revenue	$174,819	$199,092	$301,490	$303,362	$978,763
Operating income	13,859	28,814	64,991	38,552	146,216
Net (Loss) income	10,303	5,917	37,401	5,705	59,326
Net (Loss) income per share:
Basic	0.10	0.06	0.27	0.04	0.49
Diluted	0.10	0.05	0.26	0.04	0.46

	For the Year Ended December 31, 2004(2)

Fiscal Quarter	First	Second	Third	Fourth	Total

Operating revenue	$45,875	$184,878	$171,622	$173,821	$576,196
Operating income	3,799	30,757	21,708	20,606	76,870
Net (Loss) income	(2,173)	15,195	12,815	8,257	34,094
Net (Loss) income per share:
Basic	(0.03)	0.19	0.13	0.08	0.39
Diluted	(0.03)	0.18	0.12	0.08	0.37

(1)	Includes ARC Holdings’ results of operations since June 25, 2005.

(2)	Includes Covanta Energy’s results of operations since March 11, 2004.
      Basic and diluted earnings per share and the weighted average shares outstanding have been retroactively adjusted in 2005 to reflect the bonus element contained in the ARC Holdings Rights Offering and retroactively adjusted in 2004 to reflect the bonus element contained in the 2005 ARC Holdings Rights Offering and the rights offering completed on May 18, 2004.

Note 29.	Commitments and Contingent Liabilities
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

Covanta Energy Corporation
      Generally, claims and lawsuits against Covanta Energy and its subsidiaries that had filed bankruptcy petitions and subsequently emerged from bankruptcy arising from events occurring prior to their respective petition dates, have been resolved pursuant to the Covanta Energy Reorganization Plan, and have been discharged pursuant to orders of the Bankruptcy Court which confirmed the Covanta Energy Reorganization Plan or similar plans of subsidiaries emerging separately from Chapter 11. However, to the extent that claims are not dischargeable in bankruptcy, such claims may not be discharged. For example, the claims of certain persons who were personally injured prior to the petition date but whose injury only became manifest thereafter may not be discharged pursuant to the Covanta Energy Reorganization Plan.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In June 2001, the Environmental Protection Agency (“EPA”) named Covanta Energy’s wholly-owned subsidiary, Covanta Haverhill, Inc. (“Haverhill”), as one of 2,000 potentially responsible parties, referred to as “PRPs”, at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (“Beede site”), a former waste oil recycling facility. The total quantity of waste oil alleged by the EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. The estimated cost to implement the remedial alternative selected in the Record of Decision is $48 million. By letter dated September 28, 2005, the EPA invited Haverhill and 94 other PRPs including, among others, those PRPs that are alleged to have contributed more than 20,000 gallons of waste oil to the Beede site, to negotiate the voluntary performance and/or financing of the site cleanup, including reimbursement of past costs incurred to date by the EPA and the State of New Hampshire Department of Environmental Services, referred to as “DES”. Haverhill is a member of a PRP group at the Beede site and expects to participate in settlement negotiations with the EPA and DES as part of that PRP group. Haverhill share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various classes of PRPs. Covanta Energy believes that based on the amount of waste oil materials Haverhill is alleged to have sent to the site, its liability will not be material to Covanta Energy’s financial position and results of operations.
      By letters dated August 13, 2004 and May 3, 2005, the EPA notified Covanta Essex Company (“Essex” and formerly named American Ref-Fuel Company of Essex County) that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area, referred to as “LPRSA”, a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 PRPs named thus far. The EPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. The EPA’s notice letters state that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by the EPA totaling

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $2.8 million, and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for natural resource damage. Given the uncertainty, Essex has entered an arrangement with the EPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by the EPA, by contributing $0.25 million to the cost of the study and by sharing in certain past and ongoing legal fees and other costs of the cooperating PRP group.

Other Matters
      In September 2005, Covanta Energy’s subsidiaries involved with the Warren County, New Jersey waste-to-energy facility (“Covanta Warren”) filed a reorganization plan after they reached agreements with the Pollution Control Financing Authority of Warren County (the “Warren Authority”) and various contract counterparties. On December 15, 2005, Covanta Warren emerged from bankruptcy. As part of such emergence, Covanta Warren paid approximately $15 million to satisfy all amounts then due with respect to the outstanding project debt, and to pay certain amounts to project creditors and the Warren Authority. Covanta Warren and the Warren Authority also entered into certain agreements pursuant to which Covanta Warren will own and operate the Warren Facility for its own account, under a Tip Fee structure without a committed supply of waste from the Warren Authority or other municipal entities, and that the Warren Authority will provide ash disposal services to Covanta Warren at its landfill adjacent to the Warren facility. Under the reorganization plan, Covanta Warren’s creditors’ filed claims were paid in full, in cash. Since emergence, Covanta Warren has been consolidated in Covanta’s financial statements.

Other Commitments
      Covanta Energy’s other commitments as of December 31, 2005 were as follows (in thousands of dollars):

	Commitments Expiring by Period

		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$314,206	$19,684	$294,522
Surety bonds	50,999	—	50,999

Total other commitments — net	$365,205	$19,684	$345,521

      The letters of credit were issued pursuant to the facilities described in Note 18. Long-Term Debt of the Notes to secure Covanta Energy’s performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
      Some of these letters of credit reduce over time as well, and one of such reducing letters of credit may be cancelled if Covanta Energy receives an investment grade rating from both Moody’s Investors Service and Standard & Poor’s. As of December 31, 2005, Covanta Energy had approximately $32.5 million in available capacity for additional letters of credit under its Funded L/ C Facility.
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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The surety bonds listed on the table above relate primarily to assumed contracts from ARC Holdings ($35.3 million) and possible closure costs for various energy projects when such projects cease operating ($9.7 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.
      Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of December 31, 2005 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of December 31, 2005 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned waste-to-energy facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such damages at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
      With respect to its international businesses, Covanta Energy has issued guarantees on behalf of certain of CPIH’s operating subsidiaries with respect to contractual obligations to operate independent power projects. The potential damages owed under such arrangements for international projects may be material.
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

Note 30.	Related Party Transactions
      With respect to Covanta Energy’s predecessor entity, one member of Covanta Energy’s previous Board of Directors was a partner in a major law firm, and another member is an employee of another major law firm. From time to time, Covanta Energy sought legal services and advice from those two law firms. During 2004 (prior to March 10, 2004), and 2003, Covanta Energy paid those two law firms approximately $0.4 million, and $0.5 million, and zero and zero, respectively, for services rendered. One member of Covanta’s current Board of Directors is a senior advisor to a major law firm which Covanta Energy has used for several years, predating Covanta’s acquisition of Covanta Energy. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, oversight or provision of such services, is not involved in any manner in the billing of such services, and does not directly or indirectly benefit from associated fees. Covanta Energy has sought legal services and advice from this firm after March 10, 2004 and since that date has paid this law firm approximately $0.1 million in 2004 (after March 10, 2004) and $0.8 million in 2005.
      As part of the investment and purchase agreement with Covanta Energy, Covanta was obligated to arrange a second lien credit facility to be entered into by Covanta Energy (the “Second Lien Facility”). Covanta Energy paid a fee to the agent bank for the Second Lien Facility which was shared by the Bridge Lenders, among others. Also, in order to finance its acquisition of Covanta Energy and to arrange the Second Lien Facility, Covanta entered into a note purchase agreement with the Bridge Lenders. In addition, in

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
connection with such note purchase agreement, Laminar arranged for a $10 million revolving loan facility for CPIH secured by CPIH’s assets. The Second Lien Facility and the CPIH revolving loan facility, were refinanced and replaced on June 24, 2005.
      Covanta and Covanta Energy have entered into a corporate services agreement, pursuant to which Covanta provides to Covanta Energy, at Covanta Energy’s expense, certain administrative and professional services and Covanta Energy pays most of Covanta’s expenses, which totaled $17.8 million for the year ended December 31, 2005 and $3 million for the period March 11, 2004 through December 31, 2004. In addition, Covanta and Covanta Energy have entered into an agreement pursuant to which Covanta Energy provides, at Covanta’s expense, payroll and benefit services for Covanta employees which totaled zero for the year ended December 31, 2005 and $0.5 million for the period March 11, 2004 through December 31, 2004. The amounts accrued but not paid under these arrangements totaled $12.4 million for the year ended December 31, 2005 and $0.9 million for the period March 11, 2004 through December 31, 2004.
      As described in Note 5. Equity in Net Income (Loss) from Unconsolidated Investments of the Notes, Covanta Energy holds a 26% investment in Quezon. Covanta Energy and Quezon are both party to an agreement in which Covanta Energy assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. For the fiscal years ended December 31, 2005 and 2004, Covanta Energy, subsequent to their acquisition by Covanta, collected $29.5 million and $34.7 million, respectively, for the operation and maintenance of the facility. As of December 31, 2005 the net amount due from Quezon was $0.1 million and as of December 31, 2004 the net amount due to Quezon related to the operation and maintenance of the facility was $3.8 million, which reflected advance payments made by Quezon.
      ACL was an indirect, wholly-owned subsidiary of Covanta prior to ACL’s bankruptcy proceedings. At that same time, SZ Investments, LLC’s equity ownership in Covanta was approximately 18%. SZ Investments, LLC is affiliated with Samuel Zell, Covanta’s current Chairman of the Board of Directors and William Pate, the former Chairman of Covanta’s Board and a current Director. Another affiliate of SZ Investments, HY I Investments, LLC, was a holder of approximately 42% of ACL’s Senior Notes and PIK Notes. The holders of ACL’s Senior Notes were among the class of grantors of the warrants to subsidiaries of Covanta.
      SZ Investments, Third Avenue and Laminar, representing ownership of approximately 40.4% of Covanta’s outstanding common stock, each participated in ARC Holdings Rights Offering and acquired at least their respective pro rata portion of the shares. As consideration for their commitments, Covanta paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million. Covanta also agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Covanta undertake an underwritten offering within twelve months of the closing of the acquisition of ARC Holdings in order to provide such stockholders with liquidity.
      As previously announced, Covanta agreed as part of the Covanta Energy acquisition to conduct the 9.25% Offering. Also as previously announced, because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings Rights Offering, Covanta restructured the 9.25% Offering to offer an additional 2.7 million shares of Covanta’s common stock at the same purchase price as in the ARC Holdings Rights Offering. On February 24, 2006, Covanta completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds, including 633,380 shares purchased by Laminar pursuant to the exercise of rights held by Laminar as a holder of 9.25% debentures.

SCHEDULE I
COVANTA HOLDING CORPORATION
CONDENSED STATEMENT OF OPERATIONS
PARENT COMPANY ONLY

	For the Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Operating revenues	$—	$—	$—
Operating expenses:
Employee compensation and benefits	—	306	611
Director fees	—	99	163
Professional fees	—	1,664	1,044
Insurance expense	—	296	978
Other general and administrative expenses	—	152	1,372

Total operating expenses	—	2,517	4,168

Operating loss before income taxes	—	(2,517)	(4,168)
Investment income	800	485	1,434
Interest expense	—	(9,033)	(1,424)
Income tax benefit	274	13,273	1

Net income (loss) before equity in net income (loss) of subsidiaries	1,074	2,208	(4,157)

Equity in net income of Waste and Energy Services subsidiaries including Covanta Lake	43,540	33,276	—
Equity in net (loss) of insurance subsidiaries excluding gain on ACL warrants	(481)	(879)	(10,191)
Equity in net income of ACL Holdings LLC (former holder of the ACL warrants)	15,193	—	—
Equity in net income of marine services subsidiaries net of 2003 impairments of equity method investees	—	(511)	(54,877)

Total equity in net income (loss) of subsidiaries	58,252	31,886	(65,068)

Net income (loss)	$59,326	$34,094	$(69,225)

Parent company expenses from above	$—	$2,517	$4,168
Parent company expenses reported on Consolidated Statements of Operations	$—	$2,517	$4,168

COVANTA HOLDING CORPORATION
CONDENSED STATEMENT OF FINANCIAL POSITION
PARENT COMPANY ONLY

	As of December 31,

	2005	2004

	(Dollars in thousands)
ASSETS
Cash	$29,478	$12,912
Fixed maturities, available-for-sale at fair value (cost: $3,300 and $3,300)	3,300	3,300

Total cash and investments	32,778	16,212
Restricted cash, insurance subsidiary escrow	6,520	—
Investment in Waste and Energy Services subsidiaries	511,435	81,765
Investment in insurance subsidiaries	16,627	16,842
Investment in Marine Services subsidiaries	—	2,500
Accrued investment income	—	6
Intercompany receivable	17,567	2,016
Deferred tax asset	26,235	18,042
Other assets	83	2,600

Total assets	$611,245	$139,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$1,423	$—
Income taxes payable	239	3,421
Other liabilities	10,342	1,747

Total liabilities	12,004	5,168
Stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 and 150,000 shares; issued 141,246 and 73,441 shares; outstanding 141,166 and 73,430 shares)	14,125	7,344
Additional paid-in capital	594,186	194,783
Unearned compensation	(4,583)	(3,489)
Accumulated other comprehensive income	535	583
Accumulated deficit	(5,014)	(64,340)
Treasury stock	(8)	(66)

Total stockholders’ equity	599,241	134,815

Total liabilities and stockholders’ equity	$611,245	$139,983

COVANTA HOLDING CORPORATION
CONDENSED STATEMENT CASH FLOWS
PARENT COMPANY ONLY

	For the Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Operating activities:
Net income (loss)	$59,326	$34,094	$(69,225)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net realized gain on the sale of investment securities	—	(159)	(1,090)
Depreciation and amortization	—	—	36
Amortization of deferred financing costs	—	7,045	1,024
Change in accrued investment income	—	39	18
Stock option and unearned compensation expense	2	1,425	521
Interest payable	—	(400)	—
Deferred tax asset	(6,661)	(16,693)	—
Receivable from Waste and Energy Services	(11,495)	(2,016)	—
Equity in net income of Waste and Energy Services subsidiaries	(43,540)	(33,276)	—
Equity in net loss of marine services subsidiaries	—	511	44,898
Equity in net income of ACL Holdings LLC	(15,193)	—	—
Equity in net loss of insurance subsidiaries	481	879	20,198
Changes in other assets and liabilities:
Other assets	(190)	(1,723)	1,730
Other liabilities	8,060	3,224	1,926

Net cash (used in) provided by operating activities	(9,210)	(7,050)	36
Investing activities:
Collection of note receivable from affiliate	—	—	6,035
Distribution received from unconsolidated Marine Services subsidiary	—	—	58
Purchase of Energy and Marine Services	—	(36,400)	—
Contribution to Waste and Energy Services	(384,954)	—	—
Proceeds from sale of marine services subsidiaries	2,500	1,512	—
Proceeds from the sale of investment securities	15,975	612	4,110
Restricted cash, Covanta escrow	—	37,026	(37,026)
Purchase of investment securities, net	—	(3,300)	—
Other investing activities, net	—	—	(978)
Capital contributions to insurance subsidiaries	—	—	(6,000)

Net cash used in investing activities	(366,479)	(550)	(33,801)
Financing activities
Repayment of debt from insurance subsidiaries NAICC	—	—	(4,000)
Borrowings under bridge financing	—	—	40,000
Parent company debt issue costs	—	(900)	—
Repayment of bridge financing	—	(26,612)	—
Net proceeds from rights offering	395,791	41,021	—
Funds held in escrow	(6,471)	—	—
Proceeds from the exercise of options for common stock	2,984	3,474	—
Other financing activities, net	(49)	—	14

Net cash provided by financing activities	392,255	16,983	36,014

Net increase in cash and cash equivalents	16,566	9,383	2,249
Cash and cash equivalents at beginning of year	12,912	3,529	1,280

Cash and cash equivalents at end of year	$29,478	$12,912	$3,529

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
	of Period	Expense	Accounts		Deductions	Period

	(Dollars in thousands)
WASTE AND ENERGY SERVICES
For the year ended December 31, 2005
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$434	$2,478	$2,344	(1)	$1,259	$3,997
Retention receivables — current	—	—	—		—	—
Doubtful receivables — noncurrent	170	99	—		(5)	274

Total	$604	$2,577	$2,344		$1,254	$4,271

March 11, through December 31, 2004
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$—	$733	$—		$299	$434
Retention receivables — current	—	—	—		—	—
Doubtful receivables — noncurrent	—	—	—		(170)	170

Total	$—	$733	$—		$129	$604

OTHER SERVICES
Allowance for premiums and fees receivable
2005	$128	$(57)	$—		$(67)	$4
2004	462	(40)	—		(294)	128
2003	1,623	228	—		(1,389)	462
Allowance for uncollectible reinsurance on paid losses
2005	$893	$81	$—		$(16)	$958
2004	1,328	(103)	—		(332)	893
2003	—	1,328	—		—	1,328
Allowance for uncollectible reinsurance on unpaid losses
2005	$236	$60	$—		$—	$296
2004	176	60	—		—	236
2003	116	60	—		—	176

(1)	Acquired with purchase of ARC Holdings

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures.
      Covanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2005. Covanta’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by Covanta in reports it files or submits under the Exchange Act is accumulated and communicated to Covanta’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      As part of its evaluation described below, Covanta’s management has determined that it has successfully completed the steps necessary to remediate the previously-reported material weakness related to controls over “fresh-start” and other technical accounting areas. Accordingly, Covanta’s management has concluded that Covanta’s disclosure controls and procedures are effective as of December 31, 2005.
      Covanta’s management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within Covanta have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.
Changes in Internal Control over Financial Reporting
      During the year ended December 31, 2005, Covanta made the following modifications to its system of internal controls over financial reporting which enhanced its ability to remediate its previously reported material weakness, and provided overall improvement to its existing controls:

•	Appointed a Chief Accounting Officer and hired a Corporate Controller;

•	Hired several professionals filling permanent positions with respect to international accounting, corporate compliance, corporate accounting, external reporting, accounting research and regional controllers;

•	Retained key accounting and finance personnel from ARC Holdings’ headquarters office as well as key accounting personnel from each of the ARC facilities;

•	Retained the services of former accounting personnel of ARC Holdings on a consulting basis to provide transition support during the six months subsequent to the ARC acquisition date;

•	Realigned the combined accounting organization to better focus on critical accounting areas;

•	Increased both group and individual training efforts to ensure proper understanding of key accounting issues;

•	Implemented additional review procedures on monthly financial statements, both at a consolidated and facility level; and

•	Strengthened, with respect to domestic and international businesses, the reporting lines to Covanta’s Chief Financial Officer and its new Chief Accounting Officer.
      Impacts of ARC Holdings Acquisition on Internal Controls. Covanta’s acquisition of ARC Holdings is considered material to Covanta’s results of operations, financial position and cash flows. Management continued to evaluate the impact of the acquisition on Covanta’s system of internal controls over financial reporting during the fourth quarter of 2005. Management believes that substantial progress was made in integrating the two businesses and designing an effective system of internal controls for the combined businesses.

Management’s Report on Internal Control over Financial Reporting
      The management of Covanta Holding Corporation (“Covanta”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).
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
      Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2005, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment under the framework in Internal Control — Integrated Framework, Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our independent auditors, Ernst & Young LLP, have issued an attestation report on our assessment of internal control over financial reporting. This report appears on page 166 of this report on Form 10-K for the year ended December 31, 2005.

Anthony J. Orlando
President and Chief Executive Officer

Craig D. Abolt
Senior Vice President and
Chief Financial Officer
March 8, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Covanta Holding Corporation
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Covanta Holding Corporation maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Covanta Holding Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Covanta Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Covanta Holding Corporation and our report dated March 8, 2006 expressed an unqualified opinion theron.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 8, 2006

Item 9B.	Other Information
      None.
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information regarding Covanta Holding Corporation’s executive officers is presented in Item 1. Business of this Annual Report on Form 10-K. Covanta has a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct applies to Covanta’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, controller or persons performing similar functions. The Policy of Business Conduct applies to all of Covanta’s, and its subsidiaries’, directors, officers and employees. Both the Code of Conduct and the Policy of Business Conduct are posted on Covanta’s website at www.covantaholding.com on the Corporate Governance page. Covanta will post on its website any amendments to or waivers of its Code of Conduct or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated herein by reference to “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and Security Ownership of certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in Covanta’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006.

Item 11.	EXECUTIVE COMPENSATION
      The information required by Item 11 of Form 10-K is set forth under the heading “Executive Compensation” in Covanta’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006 and such information set forth under such heading is incorporated herein by this reference thereto.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in Covanta’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006 and such information set forth under such heading is incorporated herein by this reference thereto.

Equity Compensation Plans
      The following table sets forth information regarding the number of securities which could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the 2004 and 1995 Stock Incentive Plans and the number of securities remaining for future issuance under the 2004 Stock Incentive Plans. Upon adoption of the 2004 Stock Incentive Plans, Covanta terminated any future issuances under the 1995 Plan. Covanta does not have any equity compensation plans that have not been approved by its security holders.

		Weighted Average	Number of Securities Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance
	be Issued Upon Exercise	Outstanding	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column a)
Plan category	(A)	(B)	(C)

Equity Compensation Plans Approved By Security Holders	1,243,208	$7.41	4,756,792	(1)
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

TOTAL	1,243,208	$7.41	4,756,792

(1)	Of the 4,756,792 shares that remain available for future issuance, 3,355,545 are currently reserved for issuance under Covanta’s equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by Item 13 of Form 10-K is set forth under the heading “Certain Relationships and Related Transactions” in Covanta’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006 and such information set forth under such heading is incorporated herein by this reference thereto.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by Item 14 of Form 10-K is set forth under the heading “Independent Auditor Fees” in Covanta’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006 and such information set forth under such heading is incorporated herein by this reference thereto.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Documents filed as part of this report:
      (1) Consolidated Financial Statements of Covanta Holding Corporation:

Included in Part II of this Report:

Consolidated Statement of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheet as of December 31, 2005 and 2004

Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements, for the years ended December 31, 2005, 2004 and 2003

Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2005, 2004 and 2003

      (2) Financial Statement Schedules of Covanta Holding Corporation:

Included in Part II of this report:

Schedule I — Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts

Included as Exhibit F in this Part IV:
      Separate financial statements of fifty percent or less owned persons. See Appendix F-1 through F-24.
      All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.
      (3) Exhibits:
EXHIBIT INDEX

Exhibit No.		Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2	.1†	Investment and Purchase Agreement by and between Covanta Holding Corporation and Covanta Energy Corporation dated as of December 2, 2003 (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003, as amended by Covanta Holding Corporation’s Current Report on Form 8-K/ A dated December 2, 2003 and filed with the SEC on January 30, 2004).
2	.2†	Note Purchase Agreement by and between Covanta Holding Corporation and the Purchasers named therein dated as of December 2, 2003 (incorporated herein by reference to Exhibit 2.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003, as amended by Covanta Holding Corporation’s Current Report on Form 8-K/ A dated December 2, 2003 and filed with the SEC on January 30, 2004).
2	.3†	Amendment to Investment and Purchase Agreement by and between Covanta Holding Corporation and Covanta Energy Corporation dated February 23, 2004 (incorporated herein by reference to Exhibit 2.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
2	.4†	First Amendment to Note Purchase Agreement and Consent by and among Covanta Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C., SZ Investments, L.L.C. and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series, dated as of February 23, 2004 (incorporated herein by reference to Exhibit 2.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
2	.5†	Stock Purchase Agreement among Covanta ARC Holdings, Inc., the Sellers party thereto and Covanta Holding Corporation dated as of January 31, 2005 (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

Exhibit No.		Description

Articles of Incorporation and By-Laws.
3	.1†	Amended and Restated Certificate of Incorporation of Covanta Holding Corporation, as amended (incorporated herein by reference to Exhibit 3.1 of Covanta Holding Corporation’s Report on Form 10-Q for the period ended September 30, 2005 and filed with the SEC on November 9, 2005).
3	.2†	Amended and Restated Bylaws of Covanta Holding Corporation, as amended and effective October 5, 2004 (incorporated herein by reference to Exhibit 3.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated September 7, 2004 filed with the SEC on September 9, 2004).
Instruments Defining Rights of Security Holders, Including Indentures.
4	.1†	Specimen certificate representing shares of Covanta Holding Corporation’s common stock (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).
4	.2†	Registration Rights Agreement among Covanta Holding Corporation and the other signatories thereto dated January 31, 2005 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
4	.3†	Registration Rights Agreement dated November 8, 2002 among Covanta Holding Corporation and SZ Investments, L.L.C. (incorporated herein by reference to Exhibit 10.6 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 27, 2002 and filed with the SEC on March 27, 2003).
4	.4†	Registration Rights Agreement between Covanta Holding Corporation, D.E. Shaw Laminar Portfolios, L.L.C., SZ Investments, L.L.C., and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series, dated December 2, 2003 (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).
4	.5†	MSW Energy Holding LLC and MSW Energy Finance Co., Inc., and each of the Guarantors named therein, Series A and Series B 8 1/2% Senior Secured Note Due 2010 Indenture, dated as of June 25, 2003, by and among MSW Energy Holding LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of MSW Energy Holding LLC’s Registration Statement on Form S-4 filed with the SEC on September 23, 2003).
4	.6†	Supplemental Indenture, dated as of July 11, 2003, by and among MSW Energy Hudson LLC, MSW Energy Holding LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 of MSW Energy Holding LLC’s Registration Statement on Form S-4 filed with the SEC on September 23, 2003).
4	.7†	Form of Series A and Series B 8 1/2% Senior Secured Note Due 2010 (incorporated herein by reference to Exhibit 4.1 of MSW Energy Holding LLC’s Registration Statement on Form S-4 filed with the SEC on September 23, 2003).
4	.8†	MSW Energy Holding II LLC and MSW Energy Finance Co. II, Inc., and each of the Guarantors named therein, Series A and Series B 7 3/8% Senior Secured Note Due 2010 Indenture, dated as of November 24, 2003, by and among MSW Energy Holding II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of MSW Energy Holding II LLC’s Registration Statement on Form S-4 filed with the SEC on February 10, 2004).
4	.9†	Supplemental Indenture, dated as of December 12, 2003, by and among UAE Ref-Fuel II Corp., MSW Energy Holding II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 of MSW Energy Holding II LLC’s Registration Statement on Form S-4 filed with the SEC on February 10, 2004).
4	.10†	Form of Series A and Series B 7 3/8% Senior Secured Note Due 2010 (incorporated herein by reference to Exhibit 4.10 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).

Exhibit No.		Description

4	.11†	Form of Warrant Offering Agreement between Wells Fargo Bank, National Association and Covanta Holding Corporation (incorporated herein by reference to Exhibit 4.11 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).
4.12		Indenture dated as of May 1, 2003, by and between Covanta ARC LLC and Wachovia Bank, National Association as Trustee and Securities Intermediary.
4.13		First Supplemental Indenture dated as of May 1, 2003, by and among Covanta ARC LLC and Wachovia Bank, National Association as Trustee and Securities Intermediary.
4.14		Specimen copy of Covanta ARC LLC 6.26% Senior Notes due 2015.
Material Contracts.
10	.1†	Equity Commitment for Rights Offering between Covanta Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
10	.2†	Equity Commitment for Rights Offering between Covanta Holding Corporation and EGI-Fund (05-07) Investors, L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
10	.3†	Equity Commitment for Rights Offering between Covanta Holding Corporation and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series dated February 1, 2005 (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
10	.4†	Equity Commitment for Rights Offering between Covanta Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.5 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
10	.5†	Letter Agreement between Covanta Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C. dated January 31, 2005 (incorporated herein by reference to Exhibit 10.6 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
10	.6†	Investment and Purchase Agreement by and between Covanta Holding Corporation and Covanta Energy Corporation, dated December 2, 2003 (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003), as amended by that certain Amendment to the Investment and Purchase Agreement, made and entered into on February 23, 2004, by and between the same parties (incorporated herein by reference to Exhibit 2.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
10	.7†	Note Purchase Agreement by and among Covanta Holding Corporation, SZ Investments, L.L.C., Third Avenue Trust, on behalf of The Third Avenue Value Fund Series, and D. E. Shaw Laminar Portfolios, L.L.C. dated December 2, 2003 (incorporated herein by reference to Exhibit 2.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003), as amended by that certain First Amendment to Note Purchase Agreement and Consent, made and entered into as of February 23, 2004, by and among the same parties (incorporated herein by reference to Exhibit 2.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
10	.8†	Letter Agreement by and between Covanta Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C. dated December 2, 2003 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).
10	.9†	Letter Agreement by and between Covanta Holding Corporation and Equity Group Investments, L.L.C. dated December 1, 2003 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).

Exhibit No.		Description

10	.10†	Tax Sharing Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation, Covanta Energy Corporation, and Covanta Power International Holdings, Inc. (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
10	.11†	Corporate Services and Expenses Reimbursement Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.26 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
10	.12†	Management Services and Reimbursement Agreement, dated March 10, 2004, among Covanta Energy Corporation, Covanta Energy Group, Inc., Covanta Projects, Inc., Covanta Power International Holdings, Inc., and certain Subsidiaries listed therein (incorporated herein by reference to Exhibit 10.30 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
10	.13†*	Covanta Energy Savings Plan, as amended by December 2003 amendment (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).
10	.14†*	Covanta Holding Corporation Equity Award Plan for Employees and Officers, as amended (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Report on Form 10-Q for the period ended September 30, 2005 and filed with the SEC on November 9, 2005).
10	.15†*	Covanta Holding Corporation Equity Award Plan for Directors (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on October 7, 2004).
10	.16†*	Form of Covanta Holding Corporation Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.5 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.17†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.18†*	Covanta Holding Corporation 1995 Stock and Incentive Plan (as amended effective December 12, 2000 and as further amended effective July 24, 2002) (incorporated herein by reference to Appendix A to Covanta Holding Corporation’s Proxy Statement filed with the SEC on June 24, 2002).
10	.19†*	Employment Agreement, dated October 5, 2004, by and between Anthony J. Orlando and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.20†*	Employment Agreement, dated October 5, 2004, by and between Craig D. Abolt and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.21†*	Employment Agreement, dated October 5, 2004, by and between Timothy J. Simpson and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 filed with the SEC on October 7, 2004).
10	.22†*	Employment Agreement, dated as of April 27, 2004, by and between Covanta Holding Corporation and Jeffrey R. Horowitz (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Registration Statement on Form S-3/ A filed with the SEC on August 20, 2004).
10	.23†*	Form of Covanta Holding Corporation Amendment to Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 18, 2005 and filed with the SEC on March 24, 2005).
10	.24†*	Covanta Holding Corporation Amendment to Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 25, 2005 and filed with the SEC on May 26, 2005).

Exhibit No.		Description

10	.25†	Credit Agreement, dated as of June 24, 2005, among Covanta Energy Corporation, Covanta Holding Corporation, as a guarantor, certain subsidiaries of Covanta Energy Corporation, as guarantors, various lenders, Credit Suisse, Cayman Islands Branch, as Joint Lead Arranger and Co-Syndication Agent, Goldman Sachs Credit Partners, L.P., as Joint Lead Arranger, Co-Syndication Agent, Administrative Agent and Collateral Agent, JPMorgan Chase Bank, as Co-Documentation Agent, Revolving Issuing Bank and a Funded LC Issuing Bank, UBS Securities LLC, as Co-Documentation Agent, UBS AG, Stamford Branch, as a Funded LC Issuing Bank, and Calyon New York Branch, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.26†	Second Lien Credit and Guaranty Agreement, dated as of June 24, 2005, among Covanta Energy Corporation, Covanta Holding Corporation, as a guarantor, certain subsidiaries of Covanta Energy Corporation, as guarantors, various lenders, Credit Suisse, Cayman Islands Branch, as Joint Lead Arranger, Co-Syndication Agent, Administrative Agent, Collateral Agent and Paying Agent, and Goldman Sachs Credit Partners L.P., as Joint Lead Arranger and Co-Syndication Agent (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.27†	First Lien Pledge and Security Agreement between each of Covanta Energy Corporation and the other Grantors Party thereto and Goldman Sachs Credit Partners L.P., as Collateral Agent, dated as of June 24, 2005 (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.28†	Parity Lien Pledge and Security Agreement, dated as of June 24, 2005, between each of Covanta Energy Corporation and the other Grantors Party thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.29†	First Lien Pledge Agreement, dated as of June 24, 2005, between Covanta Holding Corporation and Goldman Sachs Credit Partners L.P., as Collateral Agent (incorporated herein by reference to Exhibit 10.5 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.30†	Parity Lien Pledge Agreement, dated as of June 24, 2005, between Covanta Holding Corporation and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated herein by reference to Exhibit 10.6 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.31†	Intercreditor Agreement, dated as of June 24, 2005, among Covanta Energy Corporation, Goldman Sachs Credit Partners L.P., as Collateral Agent for the First Lien Claimholders, Credit Suisse, Cayman Islands Branch, as Administrative Agent for the Second Lien Credit Claimholders and as Collateral Agent for the Parity Lien Claimholders (incorporated herein by reference to Exhibit 10.7 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.32†	Amendment No. 1 to Tax Sharing Agreement, dated as of June 24, 2005, by and between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc., amending Tax Sharing Agreement between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc. dated as of March 10, 2004 (incorporated herein by reference to Exhibit 10.8 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.33†*	Employment Agreement, dated October 5, 2004, by and between John Klett and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.7 of Covanta Energy Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).

Exhibit No.		Description

10	.34†	10.35 Rehabilitation Plan Implementation Agreement, dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).
10	.35†	10.36 Amendment to Agreement Regarding Closing (Exhibit A to the Rehabilitation Plan Implementation Agreement), dated January 10, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust, and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).
10	.36†	10.37 Latent Deficiency Claims Administration Procedures Agreement (Exhibit B to the Rehabilitation Plan Implementation Agreement), dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation on the other hand (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).
List of Subsidiaries.
21	.1†	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).
Consents of Experts and Counsel.
23.1		Consent of Independent Registered Public Accounting Firm of Covanta Holding Corporation and Subsidiaries: Ernst & Young LLP
23.2		Consent of Independent Registered Public Accounting Firm of Quezon Power, Inc.: Sycip Gorres Velayo & Co., a member practice of Ernst & Young Global
Rule 13a-14(a)/15d-14(a) Certifications.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
Section 1350 Certifications.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Executive Officer of Covanta Holding Corporation.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Financial Officer of Covanta Holding Corporation.

†	Not filed herewith, but incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.
      Pursuant to paragraph 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted from the foregoing list of exhibits, and hereby agrees to furnish to the Securities and Exchange Commission, upon its request, copies of certain instruments, each relating to long-term debt not exceeding 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.
      (b) Exhibits: See list of Exhibits in this Part IV, Item 15(a)(3) above.
      (c) Financial Statement Schedules: See Part IV, Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANTA HOLDING CORPORATION
(Registrant)

By:	/s/ Anthony J. Orlando

Anthony J. Orlando
President and Chief Executive Officer
Date: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ Craig D. Abolt Craig D. Abolt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/s/ Thomas E. Bucks Thomas E. Bucks	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2006

/s/ Samuel Zell Samuel Zell	Chairman of the Board	March 14, 2006

/s/ David M. Barse David M. Barse	Director	March 14, 2006

/s/ Ronald J. Broglio Ronald J. Broglio	Director	March 14, 2006

/s/ Peter C. B. Bynoe Peter C. B. Bynoe	Director	March 14, 2006

/s/ Richard L. Huber Richard L. Huber	Director	March 14, 2006

/s/ William C. Pate William C. Pate	Director	March 14, 2006

/s/ Robert S. Silberman Robert S. Silberman	Director	March 14, 2006

Name	Title	Date

/s/ Jean Smith Jean Smith	Director	March 14, 2006

/s/ Clayton Yeutter Clayton Yeutter	Director	March 14, 2006

Assurance And Advisory
Business Services

Quezon Power, Inc.
Consolidated Financial Statements
December 31, 2005 and 2004
and Years Ended
December 31, 2005, 2004 and 2003
(In United States Dollars)
and
Report of Independent Auditors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Management Committee of Quezon Power, Inc.
      We have audited the accompanying consolidated balance sheets of Quezon Power, Inc. (incorporated in the Cayman Islands, British West Indies) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quezon Power, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligation in 2003.
Makati City, Philippines
February 14, 2006
SGV & Co is a member practice of Ernst & Young Global

QUEZON POWER, INC.
CONSOLIDATED BALANCE SHEETS

	December 31

	2005	2004

ASSETS
Current Assets
Cash	$35,939,993	$39,404,181
Accounts receivable — net of allowance for bad debts of $ — in 2005 and $8,485,146 in 2004 (Notes 9 and 11)	41,698,703	33,283,177
Fuel inventories	12,104,570	7,740,902
Spare parts	13,793,870	11,997,603
Due from affiliated companies (Note 7)	469,312	697,470
Prepaid expenses and other current assets	4,182,879	7,016,139
Prepaid input value-added taxes — net (Note 4)	9,074,191	—

Total Current Assets	117,263,518	100,139,472
Property, Plant and Equipment — net (Notes 3, 6 and 9)	675,212,269	685,735,745
Deferred Financing Costs — net (Note 6)	21,758,848	27,376,966
Deferred Income Taxes (Note 4)	9,531,174	9,340,567
Prepaid Input Value-Added Taxes — net (Note 4)	—	9,611,838

	$823,765,809	$832,204,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term notes payable (Note 5)	$11,666,667	$—
Accounts payable and accrued expenses (Notes 9 and 11)	64,211,536	38,331,623
Due to affiliated companies (Note 7)	348,836	352,462
Current portion of (Note 6):
Long-term loans payable	41,005,046	40,002,310
Bonds payable	7,525,000	6,450,000
Income taxes payable (Note 4)	121,675	70,824

Total Current Liabilities	124,878,760	85,207,219
Long-term Loans Payable — net of current portion (Note 6)	215,747,657	256,752,703
Bonds Payable — net of current portion (Note 6)	182,750,000	190,275,000
Asset Retirement Obligation (Note 2)	4,053,639	3,481,098
Minority Interest	6,604,434	6,371,565
Stockholders’ Equity (Note 8)	289,731,319	290,117,003

	$823,765,809	$832,204,588

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31

	2005	2004	2003

OPERATING REVENUES (Note 9)	$245,570,990	$214,865,088	$217,869,232

OPERATING EXPENSES
Fuel costs	68,022,825	40,822,798	36,002,310
Operations and maintenance	32,048,502	36,770,262	29,479,164
Depreciation and amortization	18,557,511	19,263,376	18,776,557
General and administrative	16,069,798	16,768,912	18,095,761

	134,698,636	113,625,348	102,353,792

INCOME FROM OPERATIONS	110,872,354	101,239,740	115,515,440

OTHER INCOME (CHARGES)
Interest income	1,169,215	731,751	702,954
Foreign exchange gain — net	182,650	105,899	94,789
Interest expense (Notes 5 and 6)	(37,079,185)	(39,502,726)	(42,321,405)
Amortization of deferred financing costs	(5,618,118)	(6,362,934)	(6,995,001)
Other charges — net	(950,363)	(409,779)	(281,928)

	(42,295,801)	(45,437,789)	(48,800,591)

INCOME BEFORE INCOME TAX, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	68,576,553	55,801,951	66,714,849

BENEFIT FROM (PROVISION FOR) INCOME TAX(Note 4)
Current	(338,975)	(216,786)	(220,889)
Deferred	190,607	(465,018)	2,005,684

	(148,368)	(681,804)	1,784,795

INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	68,428,185	55,120,147	68,499,644
MINORITY INTEREST	(1,604,489)	(1,292,540)	(1,606,129)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	66,823,696	53,827,607	66,893,515
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — net of benefit from income tax — deferred, branch profits remittance tax and minority interest amounting to $166,657, $52,060 and $7,083, respectively (Note 2)	—	—	(295,004)

NET INCOME	$66,823,696	$53,827,607	$66,598,511

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,823,696	$53,827,607	$66,598,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,557,511	19,263,376	18,776,557
Amortization of deferred financing costs	5,618,118	6,362,934	6,995,001
Minority interest	1,604,489	1,292,540	1,606,129
Accretion on asset retirement obligation	226,801	182,600	167,508
Loss (gain) on disposal of property, plant and equipment	1,915	—	(16,793)
Unrealized foreign exchange loss (gain) — net	(220,092)	(182,117)	88,480
Deferred income taxes	(190,607)	465,018	(2,005,684)
Cumulative effect of change in accounting principle	—	—	295,004
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(8,357,875)	(3,233,753)	(4,319,426)
Fuel inventories	(4,363,668)	(4,927,484)	3,860,655
Spare parts	(1,796,267)	(4,134,891)	(615,794)
Prepaid expenses and other current assets	2,827,170	(1,275,504)	2,230
Prepaid input value-added taxes	537,647	(3,586,180)	(2,577,989)
Increase in:
Accounts payable and accrued expenses	25,953,692	10,996,927	2,716,764
Income taxes payable	50,851	16,359	54,465

Net cash from operating activities	107,273,381	75,067,432	91,625,618

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	39,299	—	16,806
Additions to property, plant and equipment	(7,729,509)	(3,337,655)	(1,124,883)

Net cash used in investing activities	(7,690,210)	(3,337,655)	(1,108,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from short-term notes payable	$23,333,333	$—	$—
Net changes in accounts with affiliated companies	166,182	(1,979,103)	1,298,863
Cash dividends	(67,209,380)	(75,849,060)	(20,658,400)
Payments of:
Short-term notes payable	(11,666,666)	—	—
Term loan	(35,389,726)	(35,389,726)	(35,389,726)
Bonds payable	(6,450,000)	(6,450,000)	(5,375,000)
Long-term loans payable	(4,612,584)	(3,208,757)	(2,206,018)
Minority interest	(1,371,620)	(1,547,940)	(496,000)

Net cash used in financing activities	(103,200,461)	(124,424,586)	(62,826,281)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	153,102	64,339	30,916

NET INCREASE (DECREASE) IN CASH	(3,464,188)	(52,630,470)	27,722,176
CASH AT BEGINNING OF YEAR	39,404,181	92,034,651	64,312,475

CASH AT END OF YEAR	$35,939,993	$39,404,181	$92,034,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$37,360,460	$39,694,095	$40,819,139
Income taxes	288,124	200,427	166,424
Noncash investing and financing activity:
Revision for estimated cash flows of asset retirement obligation	345,740	—	—
Recognition of asset retirement obligation	—	—	2,747,564

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

		Additional
	Capital Stock	Paid-in	Retained
	(Note 8)	Capital	Earnings	Total

Balance at December 31, 2002	$1,001	$207,641,266	$58,556,078	$266,198,345
Cash dividends	—	—	(20,658,400)	(20,658,400)
Net income for the year	—	—	66,598,511	66,598,511

Balance at December 31, 2003	1,001	207,641,266	104,496,189	312,138,456
Cash dividends	—	—	(75,849,060)	(75,849,060)
Net income for the year	—	—	53,827,607	53,827,607

Balance at December 31, 2004	1,001	207,641,266	82,474,736	290,117,003
Cash dividends	—	—	(67,209,380)	(67,209,380)
Net income for the year	—	—	66,823,696	66,823,696

Balance at December 31, 2005	$1,001	$207,641,266	$82,089,052	$289,731,319

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

(a)	Organization
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
      Ultimately, 100% of the aggregate capital contributions of the Company to the Partnership were indirectly made by Quezon Generating Company, Ltd. (QGC), a Cayman Islands limited liability company, and Covanta Power Development — Cayman, Inc. (CPD; formerly Ogden Power Development — Cayman, Inc.), an indirect wholly owned subsidiary of Covanta Energy Group, Inc. (formerly Ogden Energy Group, Inc.), a Delaware corporation. The shareholders of QGC are QGC Holdings, Ltd. and Global Power Investment, L.P. (GPI), both Cayman Islands companies. QGC Holdings, Ltd. was a wholly owned subsidiary of InterGen N.V. (formerly InterGen), a joint venture between Bechtel Enterprises, Inc. (Bechtel) and Shell Generating Limited (Shell). In August 2005, Shell and Bechtel completed the sale of InterGen N.V. and 10 of its power plants including the Quezon Project to a partnership between AIG Highstar Capital II, L.P. and Ontario Teachers’ Pension Plan. The ultimate economic ownership percentages among QGC, CPD and PMRL in the Partnership are 71.875%, 26.125% and 2%, respectively.
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
      The risks associated with operating the Project include the breakdown or failure of equipment or processes and the performance of the Project below expected levels of output or efficiency due to operator fault and/or equipment failure. Meralco is subject to regulation by the Energy Regulatory Commission (ERC) with respect to sales charged to consumers. In addition, pursuant to the Philippine Constitution, the Philippine government at any time may purchase Meralco’s property upon payment of just compensation. If the Philippine government was to purchase Meralco’s property or the ERC ordered any substantial disallowance of costs, Meralco would remain obligated under the PPA to make the firm payments to the Partnership. Such purchase or disallowance, however, could result in Meralco being unable to fulfill its obligations under the PPA, which would have an adverse material effect on the ability of the Partnership to meet its obligations under the credit facilities [see Notes 6, 9(a), 9(b) and 11(e)].

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements of the Company include the financial position and results of operations of the Partnership and have been prepared in conformity with U.S. generally accepted accounting principles.

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and the Partnership, a 98%-owned and controlled limited partnership. All significant intercompany transactions have been eliminated.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable
      Accounts receivables are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

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
      The cost of routine maintenance and repairs is charged to income as incurred while significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, both the cost and related accumulated depreciation and amortization are removed from the accounts; and any resulting gain or loss is credited or charged to current operations.

Deferred Financing Costs
      Deferred financing costs represent the costs incurred to obtain project financing and are amortized, using the effective interest rate method, over the term of the related loans.

Derivative Instruments and Hedging Activities
      The Company accounts for derivative instruments and hedging activities under Statement of Financial Accounting Standards (SFAS) No. 133 (subsequently amended by SFAS No. 138 and No. 149), Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes certain accounting and reporting standards requiring all derivative instruments to be recorded as either assets or liabilities measured at fair value. Changes in derivative fair values are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting treatment for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and requires the Company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company periodically reviews its existing contracts to determine the existence of any embedded derivatives. As of December 31, 2005 and 2004, there are no significant embedded derivatives that exist.

Prepaid Input Value-Added Taxes
      Prepaid input value-added taxes (VAT) represent VAT imposed on the Partnership by its suppliers for the acquisition of goods and services required under Philippine taxation laws and regulations.
      The input VAT is recognized as an asset and will be used to offset the Partnership’s current VAT liabilities [see Notes 4 and 1l(a)]. Excess input VAT, if any, will be claimed as tax credits. Input taxes are stated at their estimated net realizable values.

Revenue Recognition
      Revenue is recognized when electric capacity and energy are delivered to Meralco [see Note 9(a)]. Commencing on the Commercial Operations Date and continuing throughout the term of the PPA, the Partnership receives payment, net of penalty obligation for each kilowatt hour (kWh) of shortfall deliveries, consisting of a Monthly Capacity Payment, Monthly Operating Payment and Monthly Energy Payment as defined in the PPA.
      Revenue from transmission lines consists of Capital Cost Recovery Payment (CCRP) and the Transmission Line Monthly Operating Payment as defined in the TLA. Transmission Line Monthly Operating Payment is recognized as revenue in the period it is intended for.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      The Partnership is registered with the Philippine Board of Investments as a pioneer enterprise under a statutory scheme designed to promote investments in certain industries (including power generation). As such, the Partnership benefits from a six-year income tax holiday starting on January 1, 2000. During 2004, the Partnership was able to move the effective date of its income tax holiday period to May 30, 2000, coinciding with the start of commercial operations. Under the present Philippine taxation laws, a corporate income tax rate of 35% is levied against Philippine taxable income effective November 1, 2005 and 30% starting January 1, 2009 (see Note 4). Prior to November 1, 2005, the corporate income tax rate was 32%. Net operating losses can be carried forward for three immediately succeeding years.
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
      The Company is not subject to income taxes as a result of the Company’s incorporation in the Cayman Islands. However, the Philippine branch profit remittance tax of 15% will be levied against the total profit applied or earmarked for remittance by the Branch to the Company.

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

Valuation of Long-lived Assets
      Long-lived assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Partnership periodically evaluates its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. The Partnership assesses the recoverability of the assets by determining whether the amortization of such long-lived assets over their estimated lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the assets. For the years ended December 31, 2005, 2004 and 2003, no such impairment was recorded in the accompanying consolidated statements of operations.

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

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
retirement in 2003. The cost was capitalized as part of the cost basis of the Power plant and the Partnership depreciates it on a straight-line basis over 50 years.
      On January 1, 2005, the Partnership revised its estimate of asset retirement obligation to reflect an increase in the marketplace rates of labor, overhead and materials. This change in estimate resulted in a charge to income for the year ended December 31, 2005 amounting to $29,936, net of related benefit from income tax of $12,830. The charge to income resulted from the increase in depreciation and accretion expenses as a result of the revision in the estimated cash flow. No payments of asset retirement obligation were made in 2005 and 2004.
      The following table describes all changes to the Partnership’s asset retirement obligation liability as of December 31, 2005 and 2004:

	2005	2004

Asset retirement obligation at beginning of year	$3,481,098	$3,298,498
Revision in the estimated cash flows of asset retirement obligation	345,740	—
Accretion expense for the year	226,801	182,600

Asset retirement obligation at end of year	$4,053,639	$3,481,098

Impact of Recently Issued Accounting Standard
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations or financial condition.

3.	Property, Plant and Equipment

	2005	2004

Power plant	$688,172,245	$680,241,476
Transmission lines	86,593,717	86,593,717
Furniture and fixtures	4,083,459	4,061,433
Transportation equipment	319,266	336,602
Leasehold improvements	184,033	184,033

	779,352,720	771,417,261
Less accumulated depreciation and amortization	104,140,451	85,681,516

	$675,212,269	$685,735,745

      Approximately $99.0 million of interest on borrowings and $11.8 million of amortization of deferred financing costs have been capitalized as part of the cost of property, plant and equipment and depreciated over

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the estimated useful life of the Power plant. No interest on borrowings and amortization of deferred financing costs were capitalized to property, plant and equipment in 2005, 2004 and 2003 since the Project started commercial operations on May 30, 2000.
      Total depreciation and amortization related to property, plant and equipment charged to operations amounted to $18,557,511, $19,263,376 and $18,776,557 in 2005, 2004 and 2003, respectively.

4.	Income Taxes
      The significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax assets:
Deferred financing cost	$9,762,369	$9,027,394
Capitalized unrealized foreign exchange losses	3,883,992	3,081,554
Asset retirement obligation	398,262	313,173
Valuation allowance on capitalized foreign exchange losses	(3,883,992)	(3,081,554)

	10,160,631	9,340,567
Deferred tax liability:
Excess of tax over book depreciation	629,457	—

	$9,531,174	$9,340,567

      Deferred income tax provision is provided for the temporary differences in financial reporting of deferred financing costs, capitalized unrealized foreign exchange losses, accretion and depreciation expenses related to asset retirement obligation and the excess of tax over book depreciation. Under accounting principles generally accepted in the U.S., the deferred financing costs were treated as a deferred asset and amortized, using the effective interest rate method, over the lives of the related loans. For Philippine income tax reporting purposes, deferred financing costs and foreign exchange losses are capitalized and depreciated as part of the cost of property, plant and equipment except for the depreciation of capitalized unrealized foreign exchange losses which is not deductible under the Philippine tax base.
      Income from nonregistered operations of the Partnership is not covered by its income tax holiday incentives. The current provision for income tax in 2005 and 2004 pertains to income tax due on interest income from offshore bank deposits and certain other income.
      The Partnership provided for a full valuation allowance on deferred tax assets pertaining to capitalized unrealized foreign exchange losses in view of a pending revenue regulation of the Philippine Bureau of Internal Revenue (BIR) on the use of functional currency other than the Philippine peso which may result in the write-off of these amounts. The revenue regulation has not yet been finalized as of February 14, 2006.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2005	2004	2003

Statutory income tax rate	32.5%	32.0%	32.0%
Tax effects of:
The Company’s operations	5.5	5.4	5.6
Change in valuation allowance	1.2	5.5	—
Change in tax rate	1.0	—	—
Partnership’s operations under income tax holiday	(40.0)	(42.0)	(40.3)
Others	—	0.3	—

Effective tax rates	0.2%	1.2%	(2.7)%

      Republic Act No. 9337 (RA) was recently enacted into law effective November 1, 2005 amending various provisions in the existing 1997 National Internal Revenue Code of the Philippines. Among the reforms introduce by the said RA are as follows:

•	Increase in the corporate income tax rate from 32% to 35%, with a reduction thereof to 30% beginning January 1, 2009;

•	Expanded the scope of transactions subject to VAT which includes the sale of generated power;

•	Grant of authority to the Philippine President to increase the 10% value added tax (VAT) rate to 12% effective January 1, 2006, subject to compliance with certain economic conditions;

•	Revised invoicing and reporting requirements for VAT; and

•	Provided thresholds and limitation on the amount of VAT credits that can be claimed.
      Due to the enactment of the RA, the effective statutory income tax rate as of December 31, 2005 is at 32.5%. The deferred income tax assets and liabilities as of December 31, 2005 were measured using the appropriate corporate income tax rate on the year it is expected to be reversed or settled. Also, the prepaid input VAT is classified as current assets starting 2005 in view of the inclusion of the sale of generated power as one of the transactions subject to VAT. Previously, sale of generated power was zero-rated [see Note 1 l(a)].

5.	Notes Payable
      The Partnership entered into a $15 million Credit Facility Agreement with Banco de Oro Universal Bank (CFA) for the general working capital requirements of the Partnership. The Partnership drew down on this facility in May 2005 and November 2005.
      The outstanding balances of these drawdowns are as follows:

	Amount
	Outstanding	Interest Rate	Term

May 2005 drawdown	$3,333,334	LIBOR plus a margin of 2%	Due in 2 equal monthly installments on January 13, 2006 and February 13, 2006
November 2005 drawdown	8,333,333	At market rates	September 12, 2006

	$11,666,667

6.	Debt Financing Agreements
      The Partnership was financed through the collective arrangement of the Common Agreement, Eximbank-Supported Construction Credit Facility, Trust Agreement, Uninsured Alternative Credit Agreement, Indenture, Bank Notes, Bank Letters of Credit, Bonds, Interest Hedge Contracts, Eximbank Political

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Risk Guarantee, OPIC Political Risk Insurance Policy, Eximbank Term Loan Agreement, Intercreditor Agreement, Side Letter Agreements, Security Documents and Equity Documents.
      The Common Agreement contains affirmative and negative covenants including, among other items, restrictions on the sale of assets, modifications to agreements, certain transactions with affiliates, incurrence of additional indebtedness, capital expenditures and distributions and collateralization of the Project’s assets. The debt is collateralized by substantially all of the assets of the Partnership and a pledge of certain affiliated companies’ shares of stock. The Partnership has complied with the provisions of the debt financing agreements, in all material respects, or has obtained a waiver for noncompliance from the lenders [see Notes 1l(c) and (d)].

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
      In April 2001, in lieu of the Eximbank Term Loan, the Partnership availed of the alternative refinancing of the Eximbank-Supported Construction Loans allowed under the Eximbank Option Agreement through an Export Credit Facility guaranteed by Eximbank and financed by Private Export Funding Corporation (PEFCO). Under the terms of the agreement, PEFCO established credit in an aggregate amount of $424.7 million which bears interest at a fixed rate of 6.20% per annum and payable under the payment terms identical with the Eximbank Term Loan. Upon compliance of the conditions precedent as set forth in the Term Loan Agreement, the PEFCO Term Loan was drawn and the proceeds were applied to the Eximbank-Supported Construction Loans.
      Amendments to the Omnibus Agreement were made to include, among other things, PEFCO as a party to the Agreement in the capacity of a lender.
      Annual future amortization payments for the next five years ending December 31 are as follows:

2006	$35,389,726
2007	35,389,726
2008	35,389,726
2009	35,389,726
2010	35,389,726
and thereafter	70,779,452

(b)	Uninsured Alternative Credit Agreement
      The Uninsured Alternative Credit Agreement provides for the arrangement of Construction Loans, Refunding Loans and Cost Overrun Loans (collectively, the Uninsured Alternative Credit Facility Loans) as well as the issuance of the PPA Letter of Credit and the Coal Supply Letter of Credit.
      In July 1997, the Partnership terminated commitments in excess of $30 million in respect of the Construction Loans in connection with the issuance of the bonds. The Construction Loan; will have a seven-year term and will be amortized in 14 semi-annual payments during such term commencing on January 15, 2001. Interest will accrue at a rate equal to LIBOR plus a margin of 2.75% to 3.25%.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005 and 2004, approximately $9.0 million and $13.6 million, respectively, were outstanding with respect to the Construction Loans. Annual future amortization payments for the next two years ending December 31 are as follows:

2006	$5,615,320
2007	3,409,301
      There were no outstanding balances at December 31, 2005 and 2004 for the Refunding Loans and Cost Overrun Loans.

(c)	Trust and Retention Agreement
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
      Annual future amortization payments for the next five years ending December 31 are as follows:

2006	$7,525,000
2007	10,750,000
2008	12,900,000
2009	12,900,000
2010	12,900,000
And thereafter	133,300,000

7.	Related Party Transactions
      Due to the nature of the ownership structure, the majority of the transactions were among the Company, the Partnership and the Partners, their affiliates or related entities.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following approximate amounts were paid to affiliates of the Partners for the operation and maintenance and management of the Project under the agreements discussed in Note 9:

	2005	2004	2003

Covanta	$29,524,335	$40,564,370	$18,483,011
InterGen	1,599,178	2,400,924	1,731,011
      As of December 31, 2005 and 2004, the net amounts due from affiliated companies related to costs and expenses incurred and cash advanced by the Project were $120,476 and $345,008, respectively.

8.	Capital Stock

	2005		2004

	Number of		Number of
	Shares	Amount	Shares	Amount

Class A, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	26,151	$262	26,151	$262
Class B, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	2,002	20	2,002	20
Class C, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	71,947	719	71,947	719
Class D, $0.01 par value:
Authorized	10		10
Issued	10	—	10	—

		$1,001		$1,001

      Class A and Class C shares have an aggregate 100% beneficial economic interest and 98% voting interest in the Company divided among the holders of the Class A and Class C shares. Class B shares have a 2% voting interest in the Company. On October 18, 2004, the shareholders of the Company entered into a Third Amended and Restated Development and Shareholders Agreement (D&S Agreement) to, among others, add GPI as party to the D&S Agreement as a shareholder and holder of newly issued Class D shares. Class D shares have no economic interest, no right to dividends and other distributions and no voting rights other than the power to appoint a director and an alternate director.

9.	Commitments and Contingencies
      The Partnership has entered into separate site lease, construction, energy sales, electric transmission, coal supply and transportation, operations and maintenance and project management agreements.
      In connection with the construction and operation of the Project, the Partnership is obligated under the following key agreements:

(a)	PPA
      The Partnership and Meralco are parties to the PPA, as amended on June 9, 1995, and on December 1, 1996. The PPA provides for the sale of electricity from the Partnership’s Generation Facility to Meralco. The term extends 25 years from the Commercial Operations Date, defined in the PPA as the date designated in writing by the Partnership to Meralco as the date on which the Power plant has been completed, inspected, tested and is ready to commence operations. As disclosed in Note l(c), the Commercial Operations Date occurred on May 30, 2000.

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The PPA provides that commencing on the Commercial Operations Date, the Partnership is required to deliver to Meralco, and Meralco is required to take and pay for, in each year commencing on the Commercial Operations Date and ending on each anniversary thereof (each such year, a Contract Year), a minimum number of kWhs of net electrical output (NEO). The Partnership’s delivery obligations are measured monthly and annually.
      The PPA provides that commencing on the Commercial Operations Date and continuing throughout the term of the PPA, Meralco will pay to the Partnership on each calendar month a monthly payment consisting of the following: (i) a Monthly Capacity Payment, (ii) a fixed Monthly Operating Payment, (iii) a variable Monthly Operating Payment and (iv) a Monthly Energy Payment. Under the PPA, Meralco is allowed to make all of its payments to the Partnership in Philippine pesos. However, the Monthly Capacity Payment, the Monthly Energy Payment and portions of the Monthly Operating Payments are denominated in U.S. dollars and the Philippine peso amounts are adjusted to reflect changes in the foreign exchange rates.
      Under the terms of the PPA, the Partnership is obligated to provide Meralco with the PPA Letter of Credit for $6.5 million. The PPA Letter of Credit serves as security for the performance of the Partnership’s obligation to Meralco pursuant to the PPA.
      The Plant did not meet its monthly delivery obligations to Meralco from May 2000 through the third quarter of 2001. Under the existing PPA, Meralco is obligated to make full Monthly Capacity Payments and Monthly Fixed Operating Payments, notwithstanding plant availability. However, in the event of a shortfall of required deliveries during a monthly billing period, the Partnership is required to make a payment to Meralco for each kWh of shortfall which reimburses Meralco for a portion of the Monthly Capacity Payment and Monthly Fixed Operating Payment.
      In mid-2001, Meralco requested that the Partnership renegotiate amendments of certain terms of the PPA including an increase in the amount of shortfall payments made to Meralco when the Project is unable to meet certain performance standards. Meralco was also seeking compensation for prior plant performance shortfalls that exceeded the amounts to which it is entitled under the shortfall payment rules of the existing PPA. The Partnership rejected the payment of any compensation related to past performance in excess of contracted shortfall payments. However, the Partnership agreed in principle to give Meralco a rebate over approximately six years of not more than $40 million. Also during 2001, Meralco withheld payments of approximately $10.8 million ($2.3 million of which was otherwise payable to Meralco as shortfall penalties in accordance with the existing PPA). A provision had already been provided in the financial statements for the remaining $8.5 million.
      On February 22, 2002, the Partnership and Meralco signed Amendment No. 3 to the PPA (Original Amendment) that was to become effective following approval of the ERC and the Partnership’s lenders but with retroactive effect and signed a Settlement and Release Agreement (SRA) to become effective at the same time as the Original Amendment. Those agreements contained provisions relating to the rebate and the Partnership’s payment to Meralco of an amount equal to $8.5 million in consideration of Meralco’s agreement to execute and perform the SRA, among other changes to the PPA risk allocations.
      In 2003, Meralco indicated to the Partnership that Meralco intended to negotiate certain “refinements” to the terms of the Original Amendment. Meralco formally withdrew its petition for the approval of the Original Amendment from the ERC on March 5, 2003. The Partnership does not believe that the Original Amendment and the SRA will ever become effective.
      During the course of discussions with Meralco since 2003, the Partnership and Meralco agreed to remove the rebate from the PPA and instead administer a reduction of the tariff payable under the TLA from December 26, 2003 through its remaining term [see Note 9(b)] resulting in a combined amendment agreement (Amendment Agreement). This Amendment Agreement contains, among others, the proposed amendments to the PPA and the TLA and incorporates the terms of the SRA. The Partnership had intended to agree to a retroactive effective date of the Amendment Agreement of December 26, 2003, following the

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
satisfaction of conditions precedent and completion requirements, including the approval by the ERC, if required, and the Partnership’s lenders.
      As the Partnership had been recording the lower of the income that would have been recognized under the existing PPA and the amendments to the PPA, the December 31, 2004 financial statements reflected revenues which are lower by $5.6 million compared with what would have been recognized under the existing PPA. The $5.6 million represented the net effect as of year-end 2004 of the provisions of the Amendment Agreement pertaining to rebates and other adjustments on energy and variable operating fees pertaining to Meralco taking on the dispatch risk.
      In May 2005, Meralco requested the Partnership to consider possible alternatives to certain provisions contemplated under the Amendment Agreement, particularly those relating to adjustments on energy and variable operating fees. As of February 14, 2006, the discussions are still ongoing.
      Meralco’s request prompted a reevaluation by the Partnership of the provisions to be recognized as a result of the renegotiations of the existing PPA. As a result of this reevaluation, the Partnership recognized additional contingency to reflect Management’s best estimate of the probable loss from the Amendment Agreement. This best estimate amounting to approximately $11.9 million as of December 31, 2005 relates to the rebates under the TLA.
      The existing PPA and the existing TLA remain effective and are the agreements under which Meralco and the Partnership operate, subject to predictive evaluations of agreements in principle that may become effective later but with retroactive effect. Any amendments to either of them would be subject to lender, BOD and appropriate regulatory approvals as required by the agreements and regulations affecting Meralco and the Partnership. In the event that these approvals are not obtained, the existing PPA and TLA remain effective until completion of all requirements for any amendments.

(b)	TLA
      Pursuant to the PPA and the TLA dated as of June 13,1996 (as amended on December 1, 1996; the TLA) between the Partnership and Meralco, the Partnership accepted responsibility for obtaining all necessary rights-of-way for, and the siting, design, construction, operation and maintenance of, the Transmission Line. The construction of the Transmission Line was part of the Engineering, Procurement and Construction Management (EPCM) Contractor’s scope of work under the EPCM Contracts. Meralco is obligated to pay all costs and expenses incurred by the Partnership in connection with the siting, design, construction, operation and maintenance of the Transmission Line (including unforeseen cost increases, such as those due to new regulations or taxes) through the payment of periodic transmission charges.
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

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In its order dated September 20, 2004, the ERC rendered a decision with regard to Meralco’s application to collect from its consumers, transmission line costs charged by the Partnership in accordance with the TLA. The order contained, among others, the following:

1) Recovery of $60.7 million of transmission line costs out of the total $88.8 million actual costs incurred by the Partnership. The portion disallowed by ERC amounting to $28.1 million is composed mainly of schedule extension costs.

2) Reduction of annual CCRP to be recovered by Meralco from its consumers. Annual recoverable payments were reduced from $13.2 million to $9.0 million to reflect the amount disallowed by the ERC.
      As a result, recoverable payments billed by Meralco to its consumers were reduced to reflect the amount disallowed by the ERC.
      In a letter dated November 5, 2004, Meralco agreed to the Partnership’s proposal dated October 22, 2004 where the Partnership agreed to continue to defer collection from Meralco of the amounts finally disallowed by the ERC, which amounted to about $6.7 million as of September 30, 2004. Meralco, on the other hand, reduced the amounts deferred on each monthly CCRP from $646,000 to $350,000 and make catch-up payments on the $5.6 million representing the difference between the previously deferred amounts and the final disallowance. Of the $5.6 million, $2.0 million was paid by Meralco in 2004 while the remaining balance was settled in 2005.
      Upon the effectiveness of any amendments to the TLA in connection with adjustments to the tariff payable to the Partnership, the outstanding deferred amount would be credited with the tariff adjustment amount. The outstanding deferred amount totaled $11.9 million and $7.4 million as of December 31, 2005 and 2004, respectively.

(c)	Coal Supply Agreements
      In order to ensure that there is an adequate supply of coal to operate the Generation Facility, the Partnership has entered into two coal supply agreements (CSA) with the intent to purchase approximately 70% of its coal requirements from PT Adaro Indonesia (Adaro) and the remainder of its coal requirements from PT Kaltim Prima Coal (Kaltim Prima, and together with Adaro, the Coal Suppliers). The agreement with Adaro (the Adaro CSA) will continue to be in effect until October 1, 2022. If the term of the Coal Cooperation Agreement between Adaro and the Ministry of Mines and Energy of the Government of the Republic of Indonesia is extended beyond October 1, 2022, the Partnership may elect to extend the Adaro CSA until the earlier of the expiration of the PPA or the expiration of the extended Coal Cooperation Agreement, subject to certain conditions. The agreement with Kaltim Prima (the Kaltim Prima CSA) has a scheduled termination date 15 years after the Commercial Operations Date. The Partnership may renew the Kaltim Prima CSA for two additional five-year periods by giving not less than one year prior written notice. The second renewal period will be subject to the parties agreeing to the total base price to be applied during that period.
      Under the CSA, the Partnership is subject to minimum take obligation of 900,000 Metric Tonnes (MT) for Adaro and 360,000 MT for Kaltim Prima.
      The Partnership was not able to meet the minimum take obligations for Adaro by 42,963 MT in 2005 and by 336,000 MT in 2004. However, the Partnership was able to secure waivers from Adaro for these shortfalls.
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

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, Adaro charged the Partnership $789,000 for demurrage charges pertaining to certain shipments from 1999 to 2004. In 2005, after completing its review of the billed charges, the Partnership paid and Adaro accepted a total of $587,000 as demurrage charges pertaining to the shipments from 1999 to 2004.
      With respect to Kaltim Prima, the Partnership had, in principle, negotiated a price covering shipments from April 2005 up to March 2006. Based on this price, the Partnership has recognized an estimated liability of $2.3 million in the 2005 financial statements. The Project is continuing its evaluation of the coal market and its discussions with Kaltim Prima on the appropriate benchmark price.

(d)	Operations and Maintenance Agreement
      The Partnership and Covanta Philippines Operating, Inc. (the Operator; formerly Ogden Philippines Operating, Inc.), a Cayman Islands corporation and a wholly owned subsidiary of Covanta Projects, Inc. (CPI; formerly Ogden Projects, Inc.), a subsidiary of CEGI, have entered into the Plant Operation and Maintenance Agreement dated December 1, 1995 (as amended, the O&M Agreement) under which the Operator assumed responsibility for the operation and maintenance of the Project pursuant to a cost-reimbursable contract. CPI, pursuant to an O&M Agreement Guarantee, guarantees the obligations of the Operator. The initial term of the O&M Agreement extends 25 years from the Commercial Operations Date. Two automatic renewals for successive five year periods are available to the Operator, provided that (i) the PPA has been extended; (ii) no default by the Operator exists; and (iii) the O&M Agreement has not been previously terminated by either party. The Partnership is obligated to compensate the Operator for services under the O&M Agreement, to reimburse the Operator for all reimbursable costs one month in advance of the incurrence of such costs and to pay the Operator a base fee and certain bonuses. In certain circumstances, the Operator could be required to pay liquidated damages depending on the operating performance of the Project, subject to contractual limitations. Beginning on Provisional Acceptance, as defined, the Partnership is obligated to pay the Operator a monthly fee of $160,000, subject to escalation.
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
      Significant changes to the amended O&M Agreement include, among others, changes in the terms concerning material breach of the O&M Agreement; introduction of Surviving Service Fees to the Operator in case the agreement is pre-terminated; changes in the methodology for computing additions or reduction in fees when NEO is greater or less than the MGEQ of each contract year; and introduction of Banked Hours that can be applied to future reductions in fees or exchanged for cash subject to a 5 year expiration period. The adjustments in Operator’s fee, including the cash value of all Banked Hours accrued during a contract year, shall not exceed $1 million, adjusted pursuant to an escalation index. Amendments in the O&M Agreement have a retroactive effect beginning December 26, 2003. On October 18, 2004, the Partnership received all the necessary approvals including that of the lenders and implemented the amended O&M Agreement.
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

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Partnership has entered into the Project Management Services Agreement, dated as of September 20, 1996 (as amended, the Management Services Agreement), with InterGen Management Services (Philippines), Ltd. (as assignee of International Generating Company, Inc.), an affiliate of InterGen N.V., (the Manager), pursuant to which, the Manager is providing management services for the Project. Pursuant to the Management Services Agreement, the Manager nominates a person to act as a General Manager of the Partnership, and, acting on behalf of the Partnership, to be responsible for the day-to-day management of the Project. The initial term of the Management Services Agreement extends for a period ending 25 years after the Commercial Operations Date, unless terminated earlier, with provisions for extension upon mutually acceptable terms and conditions. InterGen N. V., pursuant to a Project Management Services Agreement Guarantee dated as of December 10, 1996, guarantees the obligations of the Manager.
      The Partnership is obligated to pay the Manager an annual fee equal to $400,000 subject to escalation after the first year relative to an agreed-upon index payable in 12 equal monthly installments.
      Similar to the O&M Agreement, amendments to the Management Services Agreement were made in 2004. Significant changes to the Management Services Agreement include, among others, amendments to the duties of the Manager, General Manager, rights of the Partnership, acting through the BOD of the Company, to audit the Manager’s procedures and past practices, changes in termination provisions and the introduction of a Surviving Management Fee in case the agreement is pre-terminated. Similar to the O&M Agreement, the amendments to the Management Services Agreement have a retroactive effect beginning December 26, 2003. These amendments were likewise approved on October 18, 2004.

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

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In addition, the Partnership is obligated to design, construct, maintain and decommission the Project in accordance with existing rules and regulations. The Partnership deposited the amount of P5.0 million (about $94,000) to an Environmental Guarantee Fund for rehabilitation of areas affected by damage in the environment, monitoring compensation for parties affected and education activities.

10.	Fair Value of Financial Instruments
      The required disclosures under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, follow:
      The financial instruments recorded in the consolidated balance sheets include cash, accounts receivable, accounts payable and accrued expenses, due from (to) affiliated companies and debt. Because of their short maturity, the carrying amounts of cash, accounts receivable, due from (to) affiliated companies, notes payable and accounts payable and accrued expenses approximate fair value.
      Long-term debt — Fair value was based on the following:

Debt Type	Fair Value Assumptions

Term loan	Estimated fair value is based on the discounted value of future cash flows using the applicable risk free rates for similar types of loans adjusted for credit risk.
Bonds payable	Estimated fair value is based on the discounted value of future cash flows using the latest available yield percentage of the Partnership’s bonds prior to balance sheet dates.
Other variable rate loans	The carrying value approximates fair value because of recent and frequent repricing based on market conditions.
      Following is a summary of the estimated fair value (in millions) as of December 31, 2005 and 2004 of the Partnership’s financial instruments other than those whose carrying amounts approximate their fair values:

	2005	2004

Term loan — $247.7 in 2005 and $283.1 in 2004	$224.6	$251.2
Bonds payable — $190.3 in 2005 and $196.7 in 2004	184.7	183.2

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Matters

(a)	Electric Power Industry Reform Act (EPIRA)
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

(ii) VAT zero-rating of sale of generated power (see Note 4).
      The Partnership is in the process of complying with the applicable provisions of the EPIRA and its IRR.

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

(c)	Insurance Coverage Waiver
      The Partnership was able to improve insurance coverage for the April 2005 to March 2006 insurance coverage period. However, the insurance coverage amounts required by the lenders under the debt financing agreements still have not been met due to market unavailability on commercially reasonable terms, based on determinations of the Partnership’s insurance advisor and the lenders’ insurance advisor. Consequently, the Partnership requested, and was granted by the lenders, a waiver of certain insurance requirements. The latest waiver received by the Partnership is effective until March 31, 2006, the end of the current insurance coverage period.

(d)	PPA Default Waiver
      Section 5.1(d) of the Common Agreement provides for, among others, the prompt billing and collection from Meralco for energy sold and services rendered by the Project pursuant to the PPA and the TLA. In this regard, the Partnership was in default under the financing documents as a result of the withholding by Meralco of its payment obligations under the PPA amounting to $8.5 million [see Note 9(a)]. To address this default, the Partnership sought, and successfully obtained, a consent from its lenders to permit the Partnership to waive, on an interim basis, the timely payment by Meralco of the withheld amount. The lenders granted the consent, subject to conditions, and the Partnership issued an interim waiver to Meralco in November 2002. The waiver is in effect until the amendment to the PPA becomes effective. The key condition to that consent required that the Partnership hold back from distributions cash in excess of the reserve requirements of the

QUEZON POWER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financing agreements, originally equal to approximately $20.5 million. In November 2004, the Partnership sought, and successfully obtained, lender consent to reduce the hold back amount to $10.5 million.
      In 2005, the BOD elected to, in accordance with the project financing agreements, write-off the $8.5 million withheld amount as an adjustment to receivables in the ordinary course of business. As a result of this action and the Project having met all the milestone specified by the Project lenders, the Partnership sought, and successfully obtained, lender consent to release the remaining balance in 2005.

(e)	Impact of the Decision of the Supreme Court (SC) of the Philippines
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
      Meralco filed a Motion for Reconsideration with the SC but the SC denied it with finality on April 30, 2003 ordering Meralco to refund to its consumers the excess charges in electricity billings beginning February 1994. This refund amounted to about $536 million (P30 billion) up to April 30, 2003. As of December 31, 2005, the amounts processed for refund stand at approximately $214 million (P15 billion).
      Meralco implemented the refund in four phases in such a way that would first satisfy Meralco’s obligations to its more numerous, but smaller and mainly residential, customers, who account for Meralco’s lower income accounts. Meralco commenced refund for Phases 1 to III from 2003 to 2005.
      Meralco has set a January 2006 target for commencing Phase IV-A of its refund program. The first batch of applications were being processed as of December 26, 2005 for post-dated checks and this will be reflected in the January 2006 billing period of the customers. They have also started delivery of notices to Phase IV-B customers although a sharp drop in the turn-out of the applications was noted. Payments would be retroactive in case of a delay in the processing of the refund’s last phase. Phase IV covers $322 million (P18 billion) refund for Meralco’s big commercial and industrial customers. If Meralco is unable to generate resources to satisfy its refund obligations, it may not meet its obligations under the PPA [see Note l(d)].