Form 10-Q
period 2006-03-31
COVANTA HOLDING CORP
filed 2006-05-04
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
      The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at May 1, 2006

Common Stock, $0.10 par value	147,496,845 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2006

Cautionary Note Regarding Forward-Looking Statements
      Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005 and in other securities filings by Covanta.
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

PART I. FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	(In thousands, except per
	share amounts)
OPERATING REVENUES:
Waste and service revenues	$191,369	$111,340
Electricity and steam sales	109,178	58,788
Other operating revenues	4,809	4,691

Total operating revenues	305,356	174,819

OPERATING EXPENSES:
Plant operating expenses	185,238	118,276
Depreciation and amortization expense	46,397	15,674
Net interest expense on project debt	15,998	9,633
Other operating expenses	2,690	3,662
General and administrative expenses	19,515	13,520
Acquisition-related charges	—	195

Total operating expenses	269,838	160,960

Operating Income	35,518	13,859

Other income (expense):
Investment income	2,403	879
Interest expense	(28,483)	(10,321)
Unrealized gain on derivative instruments, unexercised ACL warrants	—	3,718

Total other expenses	(26,080)	(5,724)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	9,438	8,135
Income tax expense	(4,263)	(2,742)
Minority interests	(600)	(1,550)
Equity in net income from unconsolidated investments	6,843	6,460

NET INCOME	$11,418	$10,303

Earnings Per Share:
Basic	$0.08	$0.10

Diluted	$0.08	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(In thousands, except per
	share amounts)

ASSETS
Current:
Cash and cash equivalents	$150,739	$128,556
Marketable securities available for sale	7,300	7,400
Restricted funds held in trust	157,519	197,527
Receivables (less allowances of $3,259 and $4,959)	193,163	202,893
Unbilled service receivables	56,982	57,588
Deferred income taxes	20,560	21,058
Prepaid expenses and other assets	71,769	79,378

Total Current Assets	658,032	694,400
Property, plant and equipment, net	2,707,012	2,724,843
Investments in fixed maturities at market (cost: $43,213 and $44,824)	41,819	43,667
Restricted funds held in trust	252,550	249,905
Unbilled service receivables	83,366	86,830
Intangible assets, net	421,445	434,543
Goodwill	255,927	255,927
Investments in and advances to investees and joint ventures	73,873	66,301
Deferred income taxes	26,211	26,236
Other assets	125,496	119,513

Total Assets	$4,645,731	$4,702,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$33,604	$47,549
Current portion of project debt	176,332	174,114
Accounts payable	29,124	19,447
Deferred revenue	17,439	14,524
Accrued expenses and other liabilities	184,976	205,351

Total Current Liabilities	441,475	460,985
Long-term debt	1,259,222	1,260,570
Project debt	1,367,228	1,424,170
Deferred income taxes	529,573	533,169
Other liabilities	334,239	343,402

Total Liabilities	3,931,737	4,022,296

Minority Interests	79,490	80,628

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 147,476 and 141,246 shares; outstanding 147,378 and 141,166 shares)	14,748	14,125
Additional paid-in capital	610,920	594,186
Unearned compensation	—	(4,583)
Accumulated other comprehensive income	2,442	535
Accumulated earnings (deficit)	6,404	(5,014)
Treasury stock, at cost	(10)	(8)

Total Stockholders’ Equity	634,504	599,241

Total Liabilities and Stockholders’ Equity	$4,645,731	$4,702,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$11,418	$10,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,397	15,674
Revenue contract levelization	1,061	—
Amortization of deferred financing costs	630	—
Amortization of project debt premium and discount	(5,888)	(2,802)
Accretion on principal of senior secured notes	—	856
Provision for doubtful accounts	(95)	230
Stock-based compensation expense	831	800
Equity in net income from unconsolidated Waste and Energy Services investments	(6,842)	(6,460)
Minority interests	600	1,550
Unrealized gain on derivative instruments, unexercised ACL warrants	—	(3,718)
Deferred income taxes	(2,817)	1,405
Other, net	2,551	73
Change in operating assets and liabilities, net of effects of acquisition:
Restricted funds for emergence costs	—	8,329
Receivables	9,409	20,279
Unbilled service receivables	4,070	3,918
Accounts payable and accrued expenses	(13,087)	(12,732)
Accrued emergence costs	—	(8,329)
Deferred revenue	2,915	378
Unpaid losses and loss adjustment expenses	(3,083)	(3,080)
Other, net	1,807	7,555

Net cash provided by operating activities	49,877	34,229

INVESTING ACTIVITIES:
Increase in restricted cash for purchase of ARC Holdings	—	(10,012)
Proceeds from the sale of investment securities	2,061	4,745
Purchase of investment securities	(586)	(2,003)
Purchase of property, plant and equipment	(18,030)	(5,261)
Other	7	985

Net cash used in investing activities	(16,548)	(11,546)

FINANCING ACTIVITIES:
Proceeds from the 9.25% rights offerings, net	20,777	—
Proceeds from the exercise of options for common stock	330	1,013
Payment of long-term debt	(14,030)	(600)
Payment of project debt	(52,901)	(30,251)
Funds deposited to escrow to collateralize letters of credit	—	(13,722)
Decrease (increase) in restricted funds held in trust	37,334	(5,525)
Distribution to minority partners	(2,656)	(1,362)

Net cash used in financing activities	(11,146)	(50,447)

Net increase (decrease) in cash and cash equivalents	22,183	(27,764)
Cash and cash equivalents at beginning of period	128,556	96,148

Cash and cash equivalents at end of period	$150,739	$68,384

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2006

					Accumulated
	Common Stock		Additional		Other	Accumulated	Treasury Stock
			Paid-In	Unearned	Comprehensive	Earnings
	Shares	Amount	Capital	Compensation	Income	(Deficit)	Shares	Amount	Total

	(Unaudited)
	(In thousands)
Balance as of December 31, 2005	141,246	$14,125	$594,186	$(4,583)	$535	$(5,014)	80	$(8)	$599,241
Reclass of unearned compensation upon adoption of SFAS 123R			(4,583)	4,583					—
Shares issued in 9.25% Offering	5,697	570	20,208						20,778
Stock-based compensation expense			831						831
Shares cancelled for terminated employees			2				18	(2)	—
Exercise of options to purchase common stock	53	5	324						329
Shares issued in non-vested stock award	480	48	(48)						—
Comprehensive income, net of income taxes:
Net income						11,418			11,418
Foreign currency translation					587				587
Net unrealized loss on securities on available-for-sale securities					(136)				(136)
Net unrealized gain on derivative instruments					1,456				1,456

Total comprehensive income					1,907	11,418			13,325

Balance as of March 31, 2006	147,476	$14,748	$610,920	$—	$2,442	$6,404	98	$(10)	$634,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

Organization
      Covanta Holding Corporation (“Covanta”) is a holding company that owns subsidiaries engaged in the businesses of waste and energy services, and insurance services. The predominant business is the waste and energy business which is comprised of Covanta Energy Corporation and its subsidiaries (“Covanta Energy”), which subsidiaries include Covanta ARC Holdings, Inc., formerly known as American Ref-Fuel Holdings Corp., and its subsidiaries (“ARC Holdings”), which Covanta Energy acquired on June 24, 2005 (the “Acquisition Date”). See Note 3. Acquisitions of the Notes to Condensed Consolidated Financial Statements (“Notes”).
      Covanta Energy and its domestic subsidiaries develop, construct, own and operate for themselves and others infrastructure for the conversion of waste-to-energy, waste disposal, independent power production and water treatment businesses in the United States. Covanta Energy’s subsidiary, Covanta Power International Holdings, Inc. and its subsidiaries (“CPIH”), engage in the independent power production business outside the United States. Covanta’s business segments are comprised of Waste and Energy Services, which is comprised of Covanta Energy’s domestic and international operations, and Other Services, which is comprised of the holding company and insurance subsidiaries’ operations.
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

Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements of Covanta have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In presenting the unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.
      The condensed consolidated financial statements include the accounts of Covanta and its wholly-owned subsidiaries. Companies in which Covanta owns between 20-50% are typically accounted for using the equity method. Those companies in which Covanta owns less than 20% are accounted for using the cost method. Certain prior period amounts, including various revenues and expenses, have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. All intercompany transactions and balances have been eliminated.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	New Accounting Pronouncements
      In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123(R)-4”). FSP 123(R)-4 is effective upon initial adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). FSP 123(R)-4 requires an option or similar instrument that is classified as equity, but subsequently becomes a liability because a contingent cash settlement event is probable of occurring, should be accounted for similar to a modification from an equity to liability award. Covanta does not presently have any options or similar instruments that allow for cash settlement upon the occurrence of an event. This pronouncement has no impact on Covanta’s consolidated results of operations or earnings per share.

Note 3.	Acquisitions

ARC Holdings
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
      As part of the ARC Holdings acquisition, Covanta Energy entered into new credit arrangements which totaled approximately $1.1 billion and are guaranteed by Covanta and certain domestic subsidiaries of Covanta Energy. These credit arrangements consisted of a first priority senior secured credit facility and a second priority senior secured credit facility. The first priority senior secured credit facility was initially comprised of a $275 million first lien term loan, a $100 million revolving credit facility, and a $340 million letter of credit facility. The second priority senior secured credit facility is a $400 million second lien term loan facility. As of March 31, 2006, through mandatory and voluntary payments of principal, Covanta Energy had reduced the outstanding principal of the first lien term loan to $229 million. On March 21, 2006, Covanta Energy had voluntarily reduced the letter of credit facility to $320 million.
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
      Three of Covanta’s largest stockholders, SZ Investments L.L.C. (together with its affiliate EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of its shares, “SZ Investments”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“Third Avenue”), and D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing an aggregate ownership, at the time of the ARC Holdings Rights Offering, of approximately 40.4% of Covanta’s outstanding common stock, committed to participate in the ARC Holdings Rights Offering and acquired at least their pro rata portion of the shares. As consideration

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for their commitments, Covanta paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million and was accounted for as a reduction of proceeds. Covanta agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Covanta undertake an underwritten offering within twelve months of the closing of the acquisition of ARC Holdings in order to provide such stockholders with liquidity.
      The purchase price was comprised of the following (in millions of dollars):

Cash	$740.0
Debt assumed	1,494.0
Direct transaction costs	7.3
Restructuring liability	9.1

$2,250.4

      The preliminary purchase price included acquisition related restructuring charges of $9.1 million which were recorded as a liability and assumed in the ARC Holdings acquisition, and consisted primarily of severance and related benefits, and the costs of vacating duplicate facilities. As of March 31, 2006, the remaining restructuring liability was $4.9 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the preliminary allocation of values to the assets acquired and liabilities assumed at the acquisition date in conformity with the SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The allocation of the purchase price to ARC Holdings is preliminary and subject to change as additional information and analysis is obtained. Management is in the process of performing the valuation studies necessary to finalize the fair values of the assets and liabilities of ARC Holdings and the related allocation of the purchase price in the second quarter of 2006, and expects adjustments to the preliminary fair values which may include those related to:

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
March 31, 2006

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

      The acquired intangible assets of $287.4 million relate to favorable energy and waste contracts, landfill rights, other nonamortizing intangibles and a favorable leasehold interest with an approximate 10 year average useful life. As of March 31, 2006, goodwill of $255.9 million was recorded to reflect the excess of cost over the preliminary fair value of acquired net assets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results of Operations
      The results of operations from ARC Holdings are included in Covanta’s consolidated results of operations from June 25, 2005. The following table sets forth certain pro forma unaudited consolidated operating results for 2006 and 2005, as if the acquisition of ARC Holdings was consummated on the same terms at January 1, 2005 (in thousands of dollars, except per share amounts):

	For the Three Months
	Ended March 31,

Pro Forma (Unaudited)	2006	2005

Total operating revenues	$305,356	$288,509
Net income	$11,418	$5,651
Basic earnings per share:
Weighted average shares outstanding	143,384	139,637
Earnings per share	$0.08	$0.04
Diluted earnings per share:
Weighted average shares outstanding	145,743	145,418
Earnings per share	$0.08	$0.04

Acquisition-Related Charges
      In connection with the acquisition of ARC Holdings, Covanta Energy incurred integration costs of $0.2 million for the three months ended March 31, 2005 primarily related to professional fees. These charges were included as part of the operating costs of the Waste and Energy Services segment.

Note 4.	Stock-Based Compensation
      Effective January 1, 2006, Covanta adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
      Covanta recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of Covanta Energy employees’ populations from the Covanta Energy pension plan. Covanta will review its forfeiture rate annually and revise its compensation expense, if necessary. Covanta recognizes these compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally the vesting term of three years.
      Prior to the adoption of SFAS 123R, Covanta recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Covanta has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2. New Accounting Pronouncements of the Notes for additional information related to stock-based compensation.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The impact to the condensed consolidated financial statements, as a result of Covanta’s adoption of SFAS 123R compared to continued recognition of stock-based compensation under APB 25, was a reduction in income before income taxes and net income of $0.3 million and $0.2 million, respectively, for the three months ended March 31, 2006. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was less than $0.01 per share. These reductions that resulted from the adoption of SFAS 123R reflected the stock-based compensation expense associated with the unvested stock option awards. Stock-based compensation expense previously recognized in accordance with APB 25 for restricted stock awards, remains essentially unchanged under the provisions of SFAS 123R.
      Covanta received $0.3 million from the exercise of non-qualified stock options in the three months ended March 31, 2006. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized in the first quarter of 2006 due to Covanta’s net operating loss carryforwards (“NOLs”). When the NOLs have been fully utilized by Covanta, Covanta will recognize a tax benefit and an increase in additional paid in capital for the excess tax deductions received on the non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the condensed consolidated statements of cash flows in the period the tax benefit is recognized.
      The following table illustrates the effect on net income and earnings per share as if Covanta had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” (in thousands of dollars, except per share amounts).

For the Three
Months Ended
March 31, 2005

Net income, as reported	$10,303
Pro forma stock-based compensation expense	(1,187)

Pro forma net income	$9,116

Basic earnings per share:
As reported	$0.10
Pro forma	$0.09
Diluted earnings per share:
As reported	$0.10
Pro forma	$0.09
      On March 17, 2006, the Compensation Committee of the Board of Directors, under the equity award plan for employees, awarded certain key employees 480,055 shares of restricted stock. The terms of the restricted stock awards include vesting provisions based on two financial performance factors (applicable to 66% of the award) and continued service over the passage of time (applicable to 34% of the award). If all performance and service criteria are satisfied, the awards vest over 3 years, with 160,002 shares (33.33%) vesting on March 17, 2007, 160,002 shares (33.33%) vesting on March 17, 2008 and the remaining 160,051 shares (33.34%) vesting on March 17, 2009.

Stock-Based Awards
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

Restricted Stock Awards
      Restricted stock awards that have been issued to employees and directors typically vest over a three year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. Some employee restricted stock awards have financial performance factors. Stock-based compensation expense for each financial performance factor is recognized beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period.
      Restricted stock awards are generally subject to forfeiture if the employee is not employed or a director is not a member of the board of directors on the vesting date. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer). The fair value of restricted stock awards is based on the market price of Covanta’s common stock on the grant date of the award.
      Changes in nonvested restricted stock awards during the three months ended March 31, 2006 were as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	828,154	$9.88
Granted March 17, 2006	480,055	16.98
Vested	(335,105)	9.34
Forfeited	(20,002)	9.91

Nonvested at March 31, 2006	953,102	$13.65

      As of March 31, 2006, there was $11.5 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized over a period of up to three years.

Stock Options
      Covanta has also awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees typically vest annually over three years. Covanta had one nonvested stock option award, granted in October 2004, outstanding as of December 31, 2005. The fair value of the options was based on the Black-Scholes option pricing model with the following assumptions: fair value option price — $5.68; risk-free interest rate — 4.25%; dividend yield — 0%; expected volatility (based on historical volatility) — 76%; and expected life — 8 years.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Option activity for all outstanding options, vested and nonvested, from January 1, 2006 through March 31, 2006 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic Value
	Shares	Price	(In years)	(In thousands)

Outstanding at December 31, 2005	1,243,208	$7.41
Granted	—	—
Exercised	(53,334)	6.19
Forfeited and cancelled	(28,667)	7.43

Outstanding at March 31, 2006	1,161,207	7.46	7.5	$10,691

Vested and expected to vest at March 31, 2006	1,136,374	7.46	7.5	$10,466

Exercisable at March 31, 2006	489,874	$7.70	6.3	$4,394

      The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The intrinsic value changes based on the fair market value of Covanta’s common stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $0.8 million. The total fair value of options expensed was $0.2 million, net of tax, for the three months ended March 31, 2006.
      As of March 31, 2006, there was $1.7 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.9 years.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Earnings Per Share
      Per share data is based on the weighted average outstanding number of shares of Covanta’s common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock, and rights whether or not currently exercisable. Diluted earnings per share for all the periods presented do not include shares related to stock options and rights if their effect was anti-dilutive (in thousands of dollars, except per share amounts).

	Three Months Ended
	March 31,

	2006	2005

Net income	$11,418	$10,303

Basic earnings per share:
Weighted average basic common shares outstanding	143,384	101,790

Basic earnings per share	$0.08	$0.10

Diluted earnings per share:
Weighted average basic common shares outstanding	143,384	101,790
Stock options	559	901
Restricted stock	167	782
Rights	1,633	4,098

Weighted average diluted common shares outstanding	145,743	107,571

Diluted earnings per share	$0.08	$0.10

      Basic and diluted earnings per share and the weighted average shares outstanding have been retroactively adjusted in 2005 to reflect the bonus element contained in the ARC Holdings Rights Offering that was consummated in June 2005 and for the 9.25% rights offering that was consummated in February 2006. See Note 12. Stockholders’ Equity of the Notes for information related to the 9.25% rights offering.

Note 6.	Pass Through Costs
      Pass through costs are costs for which Covanta Energy receives a direct contractually committed reimbursement from the municipal client which sponsors a waste-to-energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in Covanta’s condensed consolidated financial statements. Total pass through costs for the three months ended March 31, 2006 and 2005 were $14.7 million and $17.0 million, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Revenues and Unbilled Service Receivables
      The following table summarizes the components of waste and service revenues for the periods presented below (in thousands of dollars):

	For the Three Months
	Ended March 31,

	2006	2005

Waste and service revenues unrelated to project debt	$164,674	$91,515
Revenue earned explicitly to service project debt-principal	17,274	12,027
Revenue earned explicitly to service project debt-interest	9,421	7,798

Total waste and service revenues	$191,369	$111,340

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
      Electricity and steam sales included lease income from the international business of $27.7 million and $24.9 million for the three months ended March 31, 2006 and 2005, respectively.

Note 8.	Equity in Net Income from Unconsolidated Investments
      Equity in net income from unconsolidated investments was $6.8 million and $6.5 million for the three months ended March 31, 2006 and 2005, respectively, and primarily relates to Covanta Energy’s 26% investment in Quezon Power, Inc. (“Quezon”) in the Philippines. The unaudited results of operations from Quezon were as follows (in thousands of dollars):

	Quezon

	For the Three Months
	Ended March 31,

	2006	2005

Revenue	$67,906	$60,817
Operating income	28,558	26,351
Net income	19,980	17,558

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Intangible Assets and Goodwill

Intangible Assets
      Intangible assets consisted of the following (in thousands of dollars):

		As of

		March 31,	December 31,
	Useful Life	2006	2005

Waste and energy contracts	2 — 24 years	$388,378	$388,378
Lease interest and other	12 — 24 years	72,323	72,314
Landfill	8 years	17,985	17,985
Other intangibles	Indefinite	4,528	4,528

		483,214	483,205
Accumulated amortization		(61,769)	(48,662)

Intangible assets, net		$421,445	$434,543

      Amortization expense related to waste and energy contracts and other intangible assets was $12.1 million and $4.7 million for the three months ended March 31, 2006 and 2005, respectively. The lease interest asset is amortized to rent expense in plant operating expense and was approximately $1.0 million for the three months ended March 31, 2006. The following table details the amount of the actual/estimated amortization expense associated with intangible assets as of March 31, 2006 included or expected to be included in Covanta’s statement of operations for each of the years indicated (in thousands of dollars):

	Waste and	Landfill, Lease
	Energy	Interest and Other
	Contracts	Contracts	Totals

Three Months ended March 31, 2006	$10,352	$2,755	$13,107

2006 remaining	$33,873	$3,871	$37,744
2007	44,854	5,159	50,013
2008	43,180	5,159	48,339
2009	39,635	5,159	44,794
2010	27,317	5,159	32,476
Thereafter	141,533	62,018	203,551

Total	$330,392	$86,525	$416,917

Goodwill
      In connection with the ARC Holdings acquisition, Covanta Energy recorded $255.9 million of goodwill as of March 31, 2006. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in the ARC Holdings acquisition in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill has an indefinite life and is not amortized but will be reviewed under the provisions of SFAS 142 for impairment. Covanta will perform an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow approach. Goodwill is not deductible for federal income tax purposes.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Other Noncurrent Liabilities
      Other noncurrent liabilities consisted of the following (in thousands of dollars):

	As of

	March 31,	December 31,
	2006	2005

Waste and service contracts	$132,422	$135,076
Interest rate swap	10,361	11,852
Accrued emergence costs	19,604	19,604
Pension benefit obligation	44,364	45,705
Asset retirement obligation	24,222	25,506
Duke liability	26,058	25,602
Insurance loss and loss adjustment reserves	43,785	46,868
Service contract obligations	8,943	8,718
Other	24,480	24,471

	$334,239	$343,402

      As of June 25, 2005, ARC Holdings’ waste and service contracts were recorded at their fair market values, in accordance with SFAS 141, based upon discounted cash flows attributable to the “below market” portion of the waste and service contracts using currently available information.
      The following table details the amount of the actual/estimated amortization expense associated with the below market waste and service contracts liability as of March 31, 2006 included or expected to be included in Covanta’s statements of operations for each of the years indicated (in thousands of dollars):

Waste and
Service
Contracts

Three Months ended March 31, 2006	$2,654

2006 remaining	$7,960
2007	10,613
2008	10,613
2009	10,584
2010	10,565
Thereafter	82,087

Total	$132,422

Note 11.	Income Taxes
      Covanta records its interim tax provision based upon its estimated annual effective tax rate. Covanta currently estimates its annual effective tax rate for December 31, 2006 to be approximately 45.2% as compared to the actual effective tax rate of 44.7% for December 31, 2005. The difference between the actual prior year rate and the current year estimate is due to the tax impact of its foreign earnings.
      The effective income tax rate was 45.2% and 33.7% for the three months ended March 31, 2006 and 2005, respectively. The lower rate in the first quarter of 2005 was primarily due to lower forecasted state taxes and a larger valuation allowance reversal.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Covanta files a federal consolidated income tax return with its eligible subsidiaries. Covanta’s federal consolidated tax return includes the results of ARC Holdings after June 24, 2005. Effective July 31, 2005, CPIH and its eligible United States and foreign subsidiaries were included in Covanta’s federal consolidated income tax return. Covanta’s subsidiary associated with its Lake County, Florida waste-to-energy project (“Covanta Lake”) is not a member of any consolidated return group. Covanta’s federal consolidated income tax return also includes the taxable results of certain grantor trusts which were established by state insurance regulators in California and Missouri as part of the 1990 reorganization of certain of Covanta’s predecessor insurance entities (the “Mission Insurance Entities”) and their emergence from federal bankruptcy and various state insolvency court proceedings. These trusts were created for the purpose of assuming various liabilities associated with certain of the Mission Insurance Entities. This allowed the state regulators to administer the continuing run-off of the insolvent insurance business, while Covanta (then named Mission Insurance Group, Inc.) and the remaining Mission Insurance Entities were released, discharged and dismissed from the proceedings free of any claims and liabilities of any kind, including any obligation to provide further funding to the trusts. The Insurance Commissioner of the State of California (the “California Commissioner”) and the Director of the Division of Insurance of the State of Missouri, as the trustees, have sole management authority over the trusts. Neither Covanta nor any of its subsidiaries has any power to control or otherwise influence the management of the trusts nor do they have any rights with respect to the selection or replacement of the trustees. At the present time, it is not likely that Covanta or any of its subsidiaries will receive any distribution with regard to their residual interests in the existing trusts. Since Covanta does not have a controlling financial interest in these trusts nor is Covanta the primary beneficiary of the trusts, they are not consolidated with Covanta for financial statement purposes.
      SFAS 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Pursuant to SFAS 109, Covanta makes periodic determinations of whether it is “more likely than not” that all or a portion of Covanta’s deferred tax assets will be realized. In making these determinations, Covanta considers all of the relevant factors, both positive and negative, which may impact its future taxable income including the size and operating results of its subsidiaries, the competitive environment in which these subsidiaries operate and the impact of the grantor trusts.
      Reductions in Covanta’s NOLs could occur in connection with the administration and wind-up of the grantor trusts discussed above. During or at the conclusion of the administration of these grantor trusts, material taxable income could result which could utilize a portion of Covanta’s NOLs which in turn could materially reduce Covanta’s cash flow and ability to service its debt. The impact of a material reduction in Covanta’s NOLs could cause a reduction of a substantial portion of Covanta’s deferred tax assets relating to such NOLs.
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
      If Covanta were to undergo an “ownership change,” as such term is used in Section 382 of the Internal Revenue Code, the use of its NOLs in any given year may be limited. The impacts, if any, to Covanta of any such limitation would depend upon factors such as the amount of Covanta’s taxable income in a given tax year, the date on which an “ownership change” were to occur, and Covanta’s market capitalization at the time of an “ownership change”. Generally, Covanta will be treated as having had an “ownership change” if there is

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a more than 50% increase in stock ownership during a 3-year “testing period” by a “5% stockholder”. Covanta’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Covanta’s NOLs by avoiding an ownership change. The transfer restrictions were implemented in 1990, and Covanta expects that they will remain in-force as long as the NOLs are material to Covanta. Covanta cannot be certain, however, that these restrictions will prevent an ownership change.
      Covanta’s provision for income taxes in the condensed consolidated statements of operations also includes certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the grantor trusts referred to above and in certain states reflect preparation on a separate company basis. For further information, reference is made to Note 22 of the Notes to the Consolidated Financial Statements included in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 12.	Stockholders’ Equity
      As previously announced, Covanta agreed as part of the Covanta Energy acquisition to conduct a rights offering for up to 3.0 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta Energy prior to its bankruptcy at a purchase price of $1.53 per share (the “9.25% Offering”). Also as previously announced, because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings acquisition, and the related ARC Holdings Rights Offering, Covanta restructured the 9.25% Offering so that the holders that participated in the 9.25% Offering were offered the right to purchase an additional 2.7 million shares of Covanta’s common stock at the same purchase price ($6.00 per share) as in the ARC Holdings Rights Offering. This represents an equivalent number of shares of common stock that such holders would have been entitled to purchase in the ARC Holdings Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the ARC Holdings Rights Offering. On February 24, 2006, Covanta completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds.
      Effective as of March 17, 2006, the Compensation Committee of the Board of Directors authorized the award of 480,055 shares of restricted stock, under the equity award plan for employees, to certain employees. See Note 4. Stock-Based Compensation of the Notes.

Note 13.	Business Segments
      Covanta has two reportable business segments — Waste and Energy Services and Other Services. Certain prior period amounts, such as parent investment income, have been reclassified in the condensed consolidated financial statements to conform to the current period presentation.
      Within the Waste and Energy Services segment, Covanta develops, constructs, owns and operates for others key infrastructure for the disposal of waste (primarily waste-to-energy) and independent power production facilities in the United States and abroad. Covanta also has one water treatment facility in this segment. The Other Services segment is comprised of Covanta’s insurance business, which writes property and casualty insurance in California, and the parent company which primarily receives income from its investments.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment results are shown below (in thousands of dollars):

	Three Months Ended
	March 31,

	2006	2005

Operating Revenues:
Waste and Energy Services
Domestic	$262,571	$134,849
International	38,845	35,969

Subtotal Waste and Energy Services	301,416	170,818
Other Services	3,940	4,001

Total operating revenues	$305,356	$174,819

Operating Income:
Waste and Energy Services
Domestic	$29,789	$8,386
International	5,528	5,316

Subtotal Waste and Energy Services	35,317	13,702
Other Services	201	157

Total operating income	35,518	13,859
Other income (expense):
Interest income	2,403	879
Interest expense	(28,483)	(10,321)
Unrealized gain on derivative instruments, unexercised ACL warrants	—	3,718

Income before income taxes, minority interests and equity in net income from unconsolidated investments	$9,438	$8,135

Note 14.	Pension and Other Post-retirement Benefits
      Net periodic defined pension and other post-retirement benefit expense for Covanta Energy were as follows (in thousands of dollars):

			Other Post-
	Pension		Retirement
	Benefits(A)		Benefits

	For the Three		For the Three
	Months Ended		Months Ended
	March 31,		March 31,

	2006	2005	2006	2005

Service cost	$—	$1,806	$—	$—
Interest cost	1,075	997	154	164
Expected return on plan assets	(922)	(754)	—	—
Amortization of net gain	(16)	—	—	—

Net periodic benefit cost	$137	$2,049	$154	$164

(A)	Effective December 31, 2005, Covanta Energy froze the defined benefit pension plan.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective December 31, 2005, Covanta Energy froze the Covanta Energy Pension Plan (the defined benefit pension plans for domestic employees). All active employees who were eligible participants in the defined benefit pension plan as of December 31, 2005, were 100% vested and had a non-forfeitable right to these benefits as of such date. Effective January 1, 2006, in connection with freezing its defined benefit pension plans for domestic employees, Covanta Energy enhanced the Covanta Energy Savings Plan (the defined contribution plan for domestic employees) by increasing its contribution toward the savings plan. Covanta Energy’s costs related to these savings plans were $3.2 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.

Note 15.	Financial Instruments

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
      Covanta recorded the warrants as a derivative security in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Covanta recorded the warrants at their aggregate fair value of $0.8 million on the grant date and marked the warrants to their fair value of $4.5 million as of March 31, 2005 with a corresponding pre-tax gain on the derivative instrument of $3.7 million in the condensed consolidated statement of operations for the three months ended March 31, 2005. In October 2005, Covanta converted the ACL warrants into shares of ACL’s common stock and sold the shares.

Interest Rate Swaps
      Under its credit arrangements, Covanta Energy is required to enter into hedging arrangements for a portion of its exposure to interest rate changes with respect to its borrowings under the credit facilities. On July 8, 2005, Covanta Energy entered into two separate pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, Covanta entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. These swaps were designated as cash flow hedges in accordance with SFAS 133. Accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the swaps was to decrease interest expense for the three months ended March 31, 2006 by $0.2 million. As of March 31, 2006, the net after-tax deferred gain in other comprehensive income was $1.4 million ($2.2 million before income taxes, which was recorded in other assets).

Note 16.	Commitments and Contingent Liabilities
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
      In June 2001, the Environmental Protection Agency (“EPA”) named Covanta Energy’s wholly-owned subsidiary, Covanta Haverhill, Inc. (“Haverhill”), as one of 2,000 potentially responsible parties, referred to as “PRPs”, at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (“Beede site”), a former waste oil recycling facility. The total quantity of waste oil alleged by the EPA to have been disposed of by PRPs at the Beede site is approximately 14.3 million gallons, of which Haverhill’s contribution is alleged to be approximately 44,000 gallons. On January 9, 2004, the EPA signed its Record of Decision with respect to the cleanup of the site. The estimated cost to implement the remedial alternative selected in the Record of Decision is $48 million. By letter dated September 28, 2005, the EPA invited Haverhill and 94 other PRPs including, among others, those PRPs that are alleged to have contributed more than 20,000 gallons of waste oil to the Beede site, to negotiate the voluntary performance and/or financing of the site cleanup, including reimbursement of past costs incurred to date by the EPA and the State of New Hampshire Department of Environmental Services, referred to as “DES”. Haverhill is a member of a PRP group at the Beede site and expects to participate in settlement negotiations with the EPA and DES as part of that PRP group. Haverhill’s share of liability, if any, cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs and the varying degrees of responsibility among various

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
classes of PRPs. Covanta Energy believes that based on the amount of waste oil materials Haverhill is alleged to have sent to the site, its liability will not be material to Covanta Energy’s financial position and results of operations.
      By letters dated August 13, 2004 and May 3, 2005, the EPA notified Covanta Essex Company (“Essex” and formerly named American Ref-Fuel Company of Essex County) that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area, referred to as “LPRSA”, a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 PRPs named thus far. The EPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. The EPA’s notice letters state that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by the EPA totaling approximately $2.8 million, and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for natural resource damage. Given the uncertainty, Essex has entered an arrangement with the EPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by the EPA, by contributing $0.25 million to the cost of the study and by sharing in certain past and ongoing legal fees and other costs of the cooperating PRP group.

Other Commitments
      Covanta Energy’s other commitments as of March 31, 2006 were as follows (in thousands of dollars):

	Commitments Expiring by Period

		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$310,427	$19,827	$290,600
Surety bonds	51,567	—	51,567

Total other commitments — net	$361,994	$19,827	$342,167

      The letters of credit were issued pursuant to the facilities to secure Covanta Energy’s performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
      As of March 31, 2006, Covanta Energy had approximately $13.3 million in available capacity for additional letters of credit under its credit facilities. Covanta Energy believes that it will be able to fully perform its contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of Covanta Energy’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If Covanta Energy were unable to immediately repay such amounts drawn under letters of credit, unreimbursed amounts would be treated under the credit facilities as additional term loans.
      The surety bonds listed on the table above relate primarily to performance obligations under contracts ($41.9 million) and possible closure costs for various energy projects when such projects cease operating ($9.7 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.
      Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain waste-to-energy facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of March 31, 2006 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of March 31, 2006 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned waste-to-energy facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such liabilities at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.
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

Note 17.	Related-Party Transactions
      As described in Note 8. Equity in Net Income from Unconsolidated Investments of the Notes, Covanta Energy holds a 26% investment in Quezon. Covanta Energy and Quezon are both party to an agreement in which Covanta Energy assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. For the three months ended March 31, 2006 and 2005, Covanta Energy, collected $9.0 million and $5.0 million, respectively, for the operation and maintenance of the facility. As of March 31, 2006, the net amount due to Quezon was $0.9 million and as of December 31, 2005, the net amount due from Quezon was $0.1 million.
      ACL was an indirect, wholly-owned subsidiary of Covanta prior to ACL’s bankruptcy proceedings. At that same time, SZ Investment’s equity ownership in Covanta was approximately 18%. SZ Investments is affiliated with Samuel Zell, Covanta’s current Chairman of the Board of Directors and William Pate, the former Chairman of Covanta’s Board and a current Director. Another affiliate of SZ Investments, HY I Investments, LLC, was a holder of approximately 42% of ACL’s Senior Notes and PIK Notes. The holders of ACL’s Senior Notes were among the class of grantors of the warrants to subsidiaries of Covanta.
      SZ Investments, Third Avenue and Laminar, representing an aggregate ownership of approximately 40.1% of Covanta’s outstanding common stock, each participated in ARC Holdings Rights Offering and acquired at least their respective pro rata portion of the shares. As consideration for their commitments, Covanta paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million. Covanta also agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Covanta undertake an underwritten offering within twelve months of the closing of the acquisition of ARC Holdings in order to provide such stockholders with liquidity.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
      As previously announced, Covanta agreed as part of the Covanta Energy acquisition to conduct the 9.25% Offering and because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings Rights Offering, Covanta restructured the 9.25% Offering to offer an additional 2.7 million shares of Covanta’s common stock at the same purchase price as in the ARC Holdings Rights Offering. On February 24, 2006, Covanta completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds, including 633,380 shares purchased by Laminar pursuant to the exercise of rights held by Laminar as a holder of 9.25% debentures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion addresses the financial condition of Covanta Holding Corporation (“Covanta”) as of March 31, 2006 and its results of operations for the three months ended March 31, 2006, compared with the same period last year. It should be read in conjunction with Covanta’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Covanta’s 2005 Annual Report on Form 10-K to which the reader is directed for additional information.
      The preparation of interim financial statements necessarily relies heavily on estimates. Due to the use of estimates and certain other factors, such as the seasonal nature of Covanta’s waste and energy business, as well as competitive and other market conditions, Covanta does not believe that interim results of operations are indicative of full year results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. As described in Note 3. Acquisitions of the Notes to Condensed Consolidated Financial Statements (“Notes”), Covanta’s purchase accounting reflects its preliminary allocation of value to the assets acquired and liabilities assumed for the acquisition of American Ref-Fuel Holdings Corp., now known as Covanta ARC Holdings, Inc. (“ARC Holdings”).
OVERVIEW
      Covanta is organized as a holding company with substantially all of its current consolidated operations conducted in the waste and energy services business through its wholly-owned subsidiary Covanta Energy Corporation and its subsidiaries (“Covanta Energy”), including ARC Holdings, which was acquired on June 24, 2005.
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
      The consolidated performance of Covanta in 2006 and 2005 has predominantly reflected, and the continued future performance of Covanta will predominantly reflect, the performance of its waste and energy services operations which are significantly larger than its insurance operations. Accordingly, Covanta’s financial performance prior to June 25, 2005 is not comparable with its financial performance subsequent to that date, as Covanta Energy’s performance has been materially affected by the ARC Holdings acquisition. Readers are directed to Management’s Discussion and Analysis of Covanta’s waste and energy services business below for a discussion of management’s perspective on important factors of operating and financial performance.
      The acquisition of ARC Holdings provided Covanta Energy with the opportunity to achieve cost savings by combining its businesses with those of ARC Holdings and the opportunity to refinance its existing recourse debt and thereby lower its cost of capital and obtain less restrictive covenants in the credit agreements.
      Covanta’s management is focused on:

•	providing its customers with superior service by operating its existing businesses to historic high standards;

•	generating sufficient cash to meet its liquidity needs;

•	paying down Covanta Energy’s debt, as well as project and intermediate holding company debt, with a stated goal of paying down $700 million in debt (at all levels) between 2005 and the end of 2007; and

•	investing in and growing its business in order to create additional value for shareholders.

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
      Covanta’s liquidity is enhanced by the existence of net operating loss carryforwards (“NOLs”), which predominantly arose from predecessor insurance entities of Covanta (formerly named Mission Insurance Group, Inc.), which have been in state insolvency proceedings in California and Missouri since the late 1980’s. As described below, certain grantor trusts associated with these predecessor insurance entities (and the taxable income and loss they generate) continue to be included in Covanta’s consolidated tax group. The Internal Revenue Service (“IRS”) has not audited any of Covanta’s tax returns relating to the years during which the NOLs were generated. It is possible that the IRS could undertake an audit of Covanta’s tax returns for such years, as well as subsequent years during which taxable income or loss of such grantor trusts (and the taxable income and loss they generate) will continue to be included in Covanta’s consolidated tax group.
      The ability of Covanta to utilize its NOLs to offset taxable income generated by operations in its Waste and Energy Services segment could have a material effect on Covanta’s consolidated financial condition and results of operations. Covanta had NOLs estimated to be $489 million for federal income tax purposes as of December 31, 2005. The NOLs will expire in various amounts from December 31, 2006 through December 31, 2023, if not used. The amount of NOLs available to Covanta Energy will be reduced by any taxable income generated by current members of Covanta’s consolidated tax group, which include the grantor trusts described above. During or at the conclusion of the administration of these grantor trusts by state insurance regulatory agencies, material taxable income could result which could utilize a substantial portion of Covanta’s NOLs, which in turn could materially reduce Covanta’s cash flow and its ability to service current debt and achieve debt reduction goals. The impact of a material reduction in Covanta’s NOLs could also cause a reduction of a substantial portion of Covanta’s deferred tax asset relating to such NOLs.
      Pursuant to existing agreements entered into in 1989 and 1990 at the inception of the Mission Insurance entities’ reorganization, certain persons holding claims against the grantor trusts would be entitled to receive shares of Covanta’s common stock as a distribution. In connection with entering into those agreements, Covanta issued an aggregate of 1,572,625 shares of Covanta common stock to the California Commissioner of Insurance (the “California Commissioner”), who administers the majority of the grantor trusts, and 154,756 shares to the Director of the Division of Insurance of the State of Missouri (the “Missouri Director”), who administers the remaining grantor trusts.
      In January 2006, Covanta executed agreements with the California Commissioner, who administers the majority of the grantor trusts, regarding the final administration and conclusion of such trusts. The agreements, which were approved by the California state court overseeing the Mission insolvency proceedings (the “Mission Court”), settle matters that had been in dispute regarding the historic rights and obligations relating to the conclusion of the grantor trusts. As part of the settlement, on April 28, 2006, the Mission Court determined the aggregate amount of certain claims against the grantor trusts which are entitled to distributions of Covanta’s common stock previously issued to the California Commissioner. The Mission Court also approved procedures by which Covanta will determine, in cooperation with the California Commissioner, a complete list of such claimants entitled to receive such shares, and thereafter the number of shares to be distributed to such claimants by the California Commissioner. In connection with these agreements and in order to facilitate the orderly conclusion of the grantor trust estates, the distribution of such stock and the settlement of the related disputes, Covanta paid an aggregate amount equal to approximately $9.14 million to the California Commissioner for distribution to the grantor trusts on May 2, 2006. While Covanta cannot predict with certainty what amounts, if any, may be includable in Covanta’s taxable income as a result of the final administration of the trusts, Covanta believes that these arrangements with the California Commissioner will result in no material reduction in available NOLs.
      Covanta is in preliminary discussions with the Missouri Director regarding similar arrangements for distribution of Covanta common stock held by the Missouri Director to claimants of the Missouri grantor trusts. Covanta cannot give any assurance that it will enter into similar arrangements with the Missouri Director or that the administration of such estates will not result in a material reduction in available NOLs.
      For additional detail relating to Covanta’s NOLs and risks attendant thereto, see Note 11. Income Taxes of the Notes in this Quarterly Report on Form 10-Q and Item 1A. — Risk Factors in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.
Covanta’s Business Segments
      Covanta has two reportable business segments — Waste and Energy Services and Other Services.
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
RESULTS OF OPERATIONS
      The results of operations for the three months ended March 31, 2005 are not representative of Covanta’s ongoing results since ARC Holdings’ results of operations were included in Covanta Energy’s consolidated results of operations from June 25, 2005 forward.
      Therefore, given the significance of the ARC Holdings acquisition to Covanta’s current and future results of operations and financial condition, Covanta believes that an understanding of its reported results, trends and ongoing performance is enhanced by presenting results on a pro forma basis at both the consolidated and Waste and Energy Services segment levels for the three months ended March 31, 2006 and 2005. However, the pro forma results are equivalent to reported results for the three months ended March 31, 2006 as there are no pro forma adjustments for this period. Covanta’s consolidated and segment results of operations, as reported and where applicable, on a pro forma basis, are summarized in the tables and discussions below. The pro forma basis presentation assumes that the acquisition of ARC Holdings occurred on January 1, 2005. The pro forma adjustments are described on page 38.
      The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2005 or that may result in the future. In addition, the pro forma information provided below has not been adjusted to reflect any operating efficiencies that may be realized as a result of the ARC Holdings acquisition.
Results of Operations — Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Consolidated Results
      During the third quarter of 2005, Covanta decided to combine the previously separate business segments of Insurance Services and Parent-only operations into one reportable segment referred to as “Other Services.” Certain prior period amounts, such as parent investment income, have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. Basic and diluted earnings per share and the average shares used in the calculation of basic and diluted earnings per share and book value per share of common stock and shares of common stock outstanding for all periods have been adjusted retroactively to reflect the bonus element contained in the rights offerings conducted in June 2005 and in February 2006.

      Covanta’s consolidated results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars, except per share amounts):

	For the Three Months Ended March 31,

	Reported		Pro Forma

	2006	2005	2006	2005

	(Unaudited)
CONSOLIDATED RESULTS OF OPERATIONS
Total operating revenues	$305,356	$174,819	$305,356	$288,509
Total operating expenses	269,838	160,960	269,838	263,956

Operating income	35,518	13,859	35,518	24,553

OTHER INCOME (EXPENSE)
Investment income	2,403	879	2,403	1,540
Interest expense	(28,483)	(10,321)	(28,483)	(28,396)
Unrealized gain on derivative instruments, unexercised ACL warrants	—	3,718	—	3,718

Total other expense	(26,080)	(5,724)	(26,080)	(23,138)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	9,438	8,135	9,438	1,415
Income tax expense	(4,263)	(2,742)	(4,263)	(637)
Minority interests	(600)	(1,550)	(600)	(1,587)
Equity in net income from unconsolidated investments	6,843	6,460	6,843	6,460

NET INCOME	$11,418	$10,303	$11,418	$5,651

EARNINGS PER SHARE:
Basic	$0.08	$0.10	$0.08	$0.04

Diluted	$0.08	$0.10	$0.08	$0.04

      The following general discussions should be read in conjunction with the above table, the Condensed Consolidated Financial Statements and the Notes and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income is provided in the pro forma Waste and Energy Services segment discussion and reported Other Services segment discussion below.

Consolidated Reported Results
      Covanta’s net income increased by $1.1 million for the three months ended March 31, 2006, as compared to the same period in 2005. Operating income for the Waste and Energy Services segment increased by $21.6 million for the three months ended March 31, 2006, as compared to the same period in 2005. The increase in operating income resulted primarily from the ARC Holdings acquisition. Operating income for the Other Services segment remained unchanged for the three months ended March 31, 2006, as compared to the same period in 2005.
      Total investment income increased by $1.5 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to higher invested cash balances. Interest expense increased by $18.2 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to the new financing arrangements put into place as part of the ARC Holdings acquisition in June 2005. Equity in net income from unconsolidated investments for the three months ended March 31, 2006 was comparable to the same period in 2005. Income tax expense increased by $1.5 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to the change in effective tax rate as discussed in Note 11. Income Taxes of the Notes. Covanta recorded a pre-tax unrealized gain on derivative instruments of $3.7 million for the three months ended March 31, 2005 related to its investment in ACL warrants which was liquidated in October 2005 as discussed in Note 15. Financial Instruments of the Notes.

Consolidated Pro Forma Results
      Covanta’s net income increased by $5.8 million for the three months ended March 31, 2006, as compared to the same period in 2005. Operating income for the Waste and Energy Services segment increased by $10.9 million for the three months ended March 31, 2006, as compared to the same period 2005, primarily due to higher operating revenues. Operating income for the Other Services segment remained unchanged for the three months ended March 31, 2006, as compared to the same period in 2005.
      Total investment income increased by $0.9 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to higher invested cash balances. Interest expense and equity in net income remained unchanged for the three months ended March 31, 2006, as compared to the same period in 2005. Income tax expense increased by $3.6 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to increased operating income and the change in effective tax rate as discussed in Note 11. Income Taxes of the Notes. Covanta recorded a pre-tax unrealized gain on derivative instruments of $3.7 million for the three months ended March 31, 2005 related to its investment in ACL warrants which was liquidated in October 2005 as discussed in Note 15. Financial Instruments of the Notes.
Waste and Energy Services Results
      Waste and Energy Services results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars):

	For the Three Months Ended March 31,

	Reported		Pro Forma

	2006	2005	2006	2005

	(Unaudited)
Waste and service revenues	$191,369	$111,340	$191,369	$184,746
Electricity and steam sales	109,178	58,788	109,178	99,072
Other operating revenues	869	690	869	690

Total operating revenues	301,416	170,818	301,416	284,508

Plant operating expenses	185,238	118,276	185,238	176,698
Depreciation and amortization expense	46,380	15,646	46,380	45,816
Net interest expense on project debt	15,998	9,633	15,998	17,588
Other operating (income) expense	(258)	750	(258)	2,136
General and administrative expenses	18,741	12,616	18,741	17,874
Acquisition-related charges	—	195	—	—

Total operating expenses	266,099	157,116	266,099	260,112

Operating income	$35,317	$13,702	$35,317	$24,396

      The following business segment discussion is presented on a pro forma basis only. Management believes that due to the significance of the ARC Holdings acquisition to Covanta’s current and future results of operations and financial condition that an understanding of Covanta’s reported results, trends and ongoing performance is enhanced by a discussion of the Waste and Energy Services segment on a pro forma basis. However, the pro forma results are equivalent to reported results for the three months ended March 31, 2006 as there are no pro forma adjustments for this period. The following general discussions should be read in conjunction with the above table, the Condensed Consolidated Financial Statements and the Notes.

Additional detail on comparable revenues, costs and expenses, and operating income, within the Waste and Energy Services segment is provided in the pro forma domestic and reported international business discussions below.
      Operating income increased by $10.9 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due increased revenues. Total operating revenues increased $16.9 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily from increased domestic revenues due to contract fee escalations and higher energy prices in 2006, in addition to higher tariffs in the international business. Total operating expenses for the three months ended March 31, 2006 increased by $6.0 million, as compared to the same period in 2005, primarily as a result of higher plant operating expenses. Additional information regarding changes in revenues and expenses is provided below in the discussion of domestic and international businesses comprising the Waste and Energy Services segment.

Domestic Business
      The domestic business results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars):

	For the Three Months Ended March 31,

	Reported		Pro Forma

	2006	2005	2006	2005

	(Unaudited)
Waste and service revenues	$189,938	$109,597	$189,938	$183,003
Electricity and steam sales	71,764	24,562	71,764	64,846
Other operating revenues	869	690	869	690

Total operating revenues	262,571	134,849	262,571	248,539

Plant operating expenses	157,779	92,964	157,779	151,386
Depreciation and amortization	44,223	13,527	44,223	43,697
Net interest expense on project debt	13,924	7,707	13,924	15,662
Other operating expenses	126	715	126	2,101
General and administrative expenses	16,730	11,355	16,730	16,613
Acquisition-related charges	—	195	—	—

Total operating expenses	232,782	126,463	232,782	229,459

Operating income	$29,789	$8,386	$29,789	$19,080

      The following discussion is presented on a pro forma basis only.
      Total domestic revenue increased by $14 million primarily due to contract fee service escalation and higher energy prices as described below.
      Waste and service revenues for the three months ended March 31, 2006 increased by $6.9 million, as compared to the same period in 2005.

•	Revenue from waste-to-energy projects structured with Service Fee arrangements increased by $2.5 million. Revenue increased $3.6 million primarily due to contractual escalations and higher additional waste service fees offset by a reduction of $1.1 million related to lower revenues earned explicitly to service debt; and

•	Revenue from waste-to-energy projects structured with Tip Fee arrangements increased by $3.1 million. Revenues increased by $1.2 million primarily driven by favorable pricing for waste handled and $1.9 million due to the emergence of a subsidiary from bankruptcy in December 2005; and

•	Other waste and service fee revenues increased by $1.3 million primarily due to higher pricing for recovered ferrous and non-ferrous metal.

      Electricity and steam sales for the three months ended March 31, 2006 increased $6.9 million, as compared to the same period in 2005. Revenues increased by $5.7 million primarily due to higher energy rates and increased production, and $1.2 million primarily due to the emergence of a subsidiary from bankruptcy in December 2005.
      Plant operating costs for the three months ended March 31, 2006 were $6.4 million higher, as compared to the same period in 2005. This increase was primarily due to normal cost escalation such as wages, timing of scheduled plant maintenance and the emergence of a subsidiary from bankruptcy in December 2005.
      Depreciation and amortization for the three months ended March 31, 2006 was comparable to the same period in 2005.
      Net interest expense on project debt for the three months ended March 31, 2006 decreased $1.7 million, as compared to the same period in 2005, primarily as a result of lower project debt balances.
      Other operating expense decreased by $2 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to a $1.4 million reduction associated with the disposition of assets in 2005.
      General and administrative expenses for the three months ended March 31, 2006 was comparable to the same period in 2005.

International Business
      The international business reported results of operations are presented in the table below (in thousands of dollars):

	For the Three Months
	Ended March 31,

	2006	2005

	(Unaudited)
Waste and service revenues	$1,431	$1,743
Electricity and steam sales	37,414	34,226

Total revenues	38,845	35,969

Plant operating expenses	27,459	25,312
Depreciation and amortization	2,157	2,119
Net interest expense on project debt	2,074	1,926
Other operating (income) expenses	(384)	35
General and administrative expenses	2,011	1,261

Total operating expenses	33,317	30,653

Operating income	$5,528	$5,316

      Total revenues for the international business for the three months ended March 31, 2006 increased by $2.9 million, as compared to the same period in 2005, primarily due to a $4.5 million increase in tariff revenues at two Indian facilities resulting from higher fuel costs, partially offset by a $2.0 million decrease in revenues from the Huantai facility in China due to lower electricity and steam sales in the first quarter of 2006.
      Plant operating costs increased by $2.1 million for the three months ended March 31, 2006, as compared to the same period in 2005. Plant operating costs increased primarily as a result of $3.7 million in higher fuel costs at both Indian facilities, partially offset by a $0.9 million decrease at the Huantai facility in China due to lower generation in the first quarter of 2006.
      Depreciation and amortization for the three months ended March 31, 2006 was comparable to the same period in 2005.

      Net interest expense on project debt for the three months ended March 31, 2006 was comparable to the same period in 2005.
      Other operating income increased by $0.4 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to a foreign currency gain at a facility in India.
      General and administrative expenses increased $0.8 million for the three months ended March 31, 2006, as compared to the same period in 2005. This increase was primarily due to a reclassification of regional overhead expenses from plant operating costs to general and administrative expenses in the first quarter of 2006 as a result of the restructuring of the CPIH management team in 2005.

Other Services Results
      Other Services reported results of operations are presented in the table below (in thousands of dollars):

	For the
	Three Months
	Ended
	March 31,

	2006	2005

	(Unaudited)
OPERATING REVENUES:
Net earned premiums	$3,526	$3,471
Net investment income	414	497
Net realized investment losses	(11)	(10)
Other income	11	43

Total other operating revenues	3,940	4,001

Depreciation and amortization	17	28
Other operating expenses	2,948	2,912
General and administrative expenses	774	904

Total operating expenses	3,739	3,844

Operating income	$201	$157

      Net earned premiums and other operating expenses for the three months ended March 31, 2006 were comparable to the same period in 2005. Other operating expenses consists of net loss and loss adjustment expenses (“LAE”), and policy acquisition costs as described below. General and administrative expenses decreased by $0.1 million for the three months ended March 31, 2006, as compared to the same period in 2005, due primarily to reductions in administrative personnel and rent in the insurance business.
      The loss and LAE ratio for the three months ended March 31, 2006 was comparable to the same period in 2005 due to the consistent performance of the private passenger auto programs. The resulting loss and LAE ratios were 65.2% and 66.5% for the three months ended March 31, 2006 and 2005, respectively. As a percentage of net earned premiums, policy acquisition costs were 18.4% and 17.4% for the three months ended March 31, 2006 and 2005, respectively. Policy acquisition costs increased in 2006 compared to the 2005 period due to the elimination of the ceding commissions earned under the quota share reinsurance agreements that were in effect during 2005.

PRO FORMA RECONCILIATIONS
      The following tables provide reconciliations from the as reported results to the pro forma results presented above for Covanta and its Waste and Energy Services segment where applicable (in thousands of dollars, except per share amounts). Notes to the pro forma reconciliations begin directly after the tables.
CONSOLIDATED PRO FORMA RECONCILIATIONS

	Three Months Ended March 31, 2005

		Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma

	(Unaudited)
Operating revenues
Waste and service revenues	$111,340	$72,473	$933	$184,746
Electricity and steam sales	58,788	40,284	—	99,072
Other operating revenues	4,691	—	—	4,691

Total operating revenues	174,819	112,757	933	288,509

Operating expenses
Plant operating expenses	118,276	56,908	1,514	176,698
Depreciation and amortization expense	15,674	29,738	432	45,844
Net interest expense on project debt	9,633	7,318	637	17,588
Other operating expenses	3,662	1,386	—	5,048
General and administrative expenses	13,520	7,470	(2,212)	18,778
Acquisition-related charges	195	—	(195)	—

Total operating expenses	160,960	102,820	176	263,956

Operating income	13,859	9,937	757	24,553

Other income (expenses)
Investment income	879	661	—	1,540
Interest expense	(10,321)	(13,582)	(4,493)	(28,396)
Unrealized gain on derivative instruments, unexercised ACL warrants	3,718	—	—	3,718

Total other expenses	(5,724)	(12,921)	(4,493)	(23,138)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	8,135	(2,984)	(3,736)	1,415
Income tax (expense) benefit	(2,742)	1,259	846	(637)
Minority interests	(1,550)	(37)	—	(1,587)
Equity in net income of unconsolidated investments	6,460	—	—	6,460

Net income (loss)	$10,303	$(1,762)	$(2,890)	$5,651

Earnings Per Share:
Basic	$0.10			$0.04

Diluted	$0.10			$0.04

WASTE AND ENERGY SERVICES PRO FORMA RECONCILIATIONS
Domestic

	Three Months Ended March 31, 2005

		Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma

	(Unaudited)
Operating revenues
Waste and service revenues	$109,597	$72,473	$933	$183,003
Electricity and steam sales	24,562	40,284	—	64,846
Other operating revenues	690	—	—	690

Total operating revenues	134,849	112,757	933	248,539

Operating expenses
Plant operating expenses	92,964	56,908	1,514	151,386
Depreciation and amortization expense	13,527	29,738	432	43,697
Net interest expense on project debt	7,707	7,318	637	15,662
Other operating expenses	715	1,386	—	2,101
General and administrative expenses	11,355	7,470	(2,212)	16,613
Acquisition-related charges	195	—	(195)	—

Total operating expenses	126,463	102,820	176	229,459

Operating income	$8,386	$9,937	$757	$19,080

Notes to Pro Forma Reconciliations

Pro Forma Assumptions
      The unaudited pro forma condensed consolidated financial statements reflect the following assumptions:
      Covanta Energy Transactions:

•	The debt structure of Covanta Energy and CPIH that was in place upon Covanta Energy’s emergence from bankruptcy on March 10, 2004, was assumed to be refinanced in connection with the acquisition of ARC Holdings as of January 1, 2005 as more fully described in Note 3. Acquisitions of the Notes.
      ARC Holdings Transactions:

•	Covanta, through Covanta Energy, purchased 100% of the issued and outstanding shares of ARC Holdings’ capital stock on January 1, 2005 on the same terms described in Note 3. Acquisitions of the Notes.
      Acquisition Activity:

•	Represents ARC Holdings’ actual results of operations for the three months ended March 31, 2005.

Pro Forma Adjustments
      The following are a summary of the pro forma adjustments made:

•	Waste and service revenues: To record additional revenues prior to June 25, 2005 as a result of conforming debt service revenue recognition at ARC Holdings subsidiaries to Covanta Energy’s debt service revenue recognition policy, which policy has been implemented by ARC Holdings since its acquisition.

•	Plant operating expenses: To record as rent expense the net impact of the change in the fair value of a lease owned by an operating subsidiary of ARC Holdings as of January 1, 2005.

•	Depreciation and amortization expense: To reverse ARC Holdings’ historical depreciation and amortization expense and to record pro forma depreciation and amortization expense based on preliminary fair values assigned to ARC Holdings’ property, plant and equipment and amortizable intangible assets prior to its respective acquisition date.

•	Net interest expense on project debt: To reverse ARC Holdings’ project debt prior bond issuance cost amortization and to record the impact of fair value adjustments to ARC Holdings’ project debt prior to its acquisition date.

•	General and administrative expenses: To reverse ARC Holdings’ executive compensation and related expenses in the periods prior to the acquisition date.

•	Acquisition-related charges: To reverse employee bonuses and integration expenses as a result of the acquisition of ARC Holdings.

•	Interest expense: To reverse ARC Holdings’ pre-acquisition period amortization of deferred financing costs; to record the impact of the fair value adjustment to the intermediate debt of ARC Holdings; and to record the net adjustment to interest expense as a result of the new capital structure of Covanta Energy described in Management’s Discussion and Analysis of Liquidity and Capital Resources below.

•	Income tax expense: To record the adjustment for the estimated income tax effects associated with the pro forma adjustments to pre-tax income and arrive at a blended assumed effective tax rate of 45% for the three months ended March 31, 2005.

•	Basic and diluted earnings per share and the weighted average shares outstanding used in the calculation of basic and diluted earnings per share of common stock and shares of common stock outstanding for the pro forma three months ended March 31, 2005 has been adjusted to reflect the issuance, as of January 1, 2005, of 66.7 million shares pursuant to a pro rata rights offering to all of Covanta’s stockholders on June 24, 2005 in connection with the ARC Holdings acquisition. Additionally, diluted earnings per share and the weighted average shares outstanding used in the calculation of diluted earnings per share of common stock and shares of common stock outstanding for the pro forma three months ended March 31, 2005 have been adjusted, as necessary, to reflect Covanta’s issuance of 5.7 million shares of its common stock in the 9.25% Offering.

LIQUIDITY AND CAPITAL RESOURCES
      The information set forth below regarding liquidity and capital resources is presented according to Covanta’s consolidated operations and Covanta’s business segments of Waste and Energy Services and Other Services.
Capital Resources and Commitments
      The following chart summarizes the various components and amounts of Covanta Energy’s project and intermediate debt and Credit Facilities as of March 31, 2006 (in millions of dollars):
Cash Flow and Liquidity

Summary
      Covanta’s sources of funds are its investments and financing activities (including offerings of equity and/or debt securities), as well as dividends, if any, and other payments received from Covanta Energy and NAICC. Under its new financing arrangements, Covanta Energy’s ability to pay dividends to Covanta is limited, except in certain circumstances. Various state insurance requirements restrict the amounts that may be transferred to Covanta in the form of dividends or loans from Covanta’s insurance subsidiaries without prior regulatory approval. Currently, NAICC cannot pay dividends or make loans to Covanta.
      Summarized cash flow information for Covanta’s business segments reconciled to the condensed consolidated statements of cash flows is as follows (in thousands of dollars):

	Three Months Ended March 31, 2006

	Waste and
	Energy	Other	Eliminations	Total

Net cash provided by operating activities	$40,444	$9,433	$—	$49,877
Net cash provided by (used in) investing activities	(17,829)	1,281	—	(16,548)
Net cash provided by (used in) financing activities	(32,222)	21,076	—	(11,146)

Net increase in cash and cash equivalents	$(9,607)	$31,790	$—	$22,183

	Three Months Ended March 31, 2005

	Waste and
	Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$37,438	$(3,209)	$—	$34,229
Net cash used in investing activities	(6,078)	(5,468)	—	(11,546)
Net cash provided by (used in) financing activities	(51,460)	1,013	—	(50,447)

Net increase in cash and cash equivalents	$(20,100)	$(7,664)	$—	$(27,764)

Waste and Energy Services Segment
      Cash provided by operating activities was $40.4 million and $37.4 million for the three months ended March 31, 2006 and 2005, respectively. The increase in cash flow from operating activities was primarily due to operations acquired in the ARC Holdings acquisition. Net cash used in investing activities was $17.8 million in the three months ended March 31, 2006 and was primarily due to the purchase of property, plant and equipment. Net cash used in financing activities was $32.2 million for the year ended March 31, 2006 and was primarily driven by the payment of debt partially offset by a decrease in restricted funds held in trust.
      Restricted funds held in trust were $410.1 million as of March 31, 2006. Restricted funds held in trust are primarily amounts received and held by third party trustees relating to projects owned by Covanta Energy, and which may be used only for specified purposes. These payments are made directly to the trustee primarily for related project debt and are held by it until paid to project debt holders. Covanta does not have access to these funds. In addition, as of March 31, 2006, Covanta had $19.6 million in cash held in restricted accounts to pay for additional bankruptcy emergence expenses that are estimated to be paid in the future. Cash held in such reserve accounts is not available for general corporate purposes.
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

Financing Arrangements
      Covanta does not have any outstanding debt for borrowed money. Covanta Energy and several of its subsidiaries have outstanding debt obligations, which are summarized below. Covanta has guaranteed Covanta Energy’s debt obligations described below.

Covanta Energy Long-Term Debt
      Long-term debt is comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

As of
March 31, 2006

Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	$229,312
Second Lien Term Loan Facility	400,000

629,312

Intermediate Subsidiary Debt
6.26% Senior Notes due 2015	220,000
8.50% Senior Secured Notes due 2010	195,785
7.375% Senior Secured Notes due 2010	224,100

639,885
Unamortized debt premium	23,463

Total intermediate subsidiary debt	663,348

Other long-term debt	166

Total long-term debt	1,292,826
Less: current portion (includes $4,867 of unamortized premium at March 31, 2006)	(33,604)

Total long-term debt	$1,259,222

      In addition, Covanta Energy had available credit for liquidity as follows (in thousands of dollars):

	Total		Available
	Available		As of
	Under Facility	Maturing	March 31, 2006

Revolving Credit Facility(1)	$100,000	2011	$100,000
Funded L/C Facility	$320,000	2012	$13,293

(1)	Up to $75 million of which may be utilized for letters of credit.
      The Funded L/ C Facility, collectively with the First Lien Term Loan Facility and the Revolving Credit Facility, as referred to as the “First Lien Facilities” and the Second Lien Term Loan Facility, collectively with the First Lien Facilities, are referred to as the “Credit Facilities”. As of March 31, 2006, Covanta Energy had neither drawn on the Revolving Credit Facility nor caused to be issued any letters of credit under the Revolving Credit Facility. On March 21, 2006, Covanta’s availability under the Funded L/ C Facility was voluntarily reduced to $320 million from $340 million. As of March 31, 2006, Covanta Energy had $307 million outstanding letters of credit under the Funded L/ C Facility.
      Covanta Energy entered into an intercreditor agreement with the respective lenders under the Revolving Credit Facility, the Funded L/ C Facility, and the First Lien Term Loan Facility and the Second Lien Term Loan Facility. This agreement includes certain provisions regarding the application of payments made by Covanta Energy among the respective creditors and certain matters relating to priorities upon the exercise of remedies with respect to the collateral.
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
      The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants. During the term of the Credit Facilities, Covanta expects that the negative covenants will restrict the ability of Covanta Energy and its subsidiaries to take specified actions, subject to exceptions. As of March 31, 2006, Covanta Energy was in compliance with covenants under the Credit Facilities.
     Intermediate Subsidiary Debt
      Three ARC Holdings subsidiaries identified below have outstanding non-project debt facilities, which are described below.
     MSW I Financing
      As of March 31, 2006, MSW Energy Holdings LLC, collectively with MSW Energy Finance Co., Inc., referred to herein after as “MSW I”, had outstanding debt financing consisting of $196 million of 8.50% senior secured notes due 2010, referred to as the “MSW I notes.” Interest on the MSW I notes is payable semi-annually in arrears on March 1st and September 1st of each year. The MSW I notes mature on September 1, 2010.
      The MSW I notes are general obligations of MSW I and are secured by a first priority lien on substantially all the assets of MSW I, including a first priority pledge of the membership interest in MSW I’s subsidiaries and of Ref-Fuel Holdings LLC indirectly owned by MSW I.
      The indenture under which the MSW I notes were issued, referred to as the “MSW I indenture,” provides for certain restrictive covenants including, among other things, restrictions on incurrence of indebtedness, creation of liens, certain payments to related and unrelated parties, acquisitions, asset sales and transactions with affiliates.

      The MSW I indenture provides that MSW I is not permitted to make certain distributions or other restricted payments, subject to certain exceptions, unless, and at the time of and after giving effect to such restricted payment, MSW I’s proportionate consolidated interest coverage ratio for its most recently ended four full fiscal quarters would have been at least 2.0 to 1.0 on a pro forma basis as if the restricted payment had been made at the beginning of such four-quarter period, and the projected proportionate consolidated interest coverage ratio for MSW I’s four full fiscal quarters commencing with the first full fiscal quarter after the date of the proposed restricted payment would be at least 2.0 to 1.0. The consolidated interest coverage ratio of MSW I was approximately 3.3x for the twelve-month period ended March 31, 2006.
     MSW II Financing
      As of March 31, 2006, MSW Energy Holdings II LLC, collectively with MSW Energy Finance Co. II, Inc., referred to herein after as “MSW II”, had outstanding debt financing consisting of $224 million aggregate principal amount of 7.375% senior secured notes due 2010, referred to as the “MSW II notes.” All terms and indenture descriptions for the MSW II notes are consistent with those terms and indenture descriptions as described above for the MSW I notes.
     ARC LLC Financing
      As of March 31, 2006, Covanta ARC LLC (“ARC LLC”), formerly known as American Ref-Fuel Company LLC, had outstanding debt financing consisting of $220 million aggregate principal amount of 6.26% senior notes due 2015, referred to as the “ARC notes.” Interest on the ARC notes is payable June 30th and December 31st of each year through maturity.
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
      See Note 18 to the Consolidated Financial Statements in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005 for detailed descriptions of long-term debt agreements and applicable covenants.

Covanta Energy Project Debt
     Domestic Project Debt
      Financing for Covanta Energy’s waste-to-energy projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by Covanta Energy’s subsidiary, the issuer of the bonds loans the bond proceeds to Covanta Energy’s subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in Covanta’s Condensed Consolidated Financial Statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to Covanta Energy with respect to project debt arises under the operating performance guarantees described below under “Other Commitments.”
      Certain subsidiaries have recourse liability for project debt which is non-recourse to Covanta Energy as of March 31, 2006 as follows (in thousands of dollars):

Niagara Series 2001 Bonds	$165,010
Seconn Corporate Credit Bonds	43,500
Hempstead Corporate Credit Bonds	42,670

     International Project Debt
      Financing for projects in which Covanta Energy has an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Covanta Energy. Project debt relating to two CPIH projects in India is included as “Project debt (short- and long-term)” in Covanta’s condensed consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants complied with.

Other Services Segment
      Net cash provided by operating activities was $9.4 million for the three months ended March 31, 2006 primarily due to intercompany funding for Covanta’s executed agreements with the California Commissioner as discussed in the Overview discussion above. For the three months ended March 31, 2006, Covanta, on a parent-only basis, held cash and investments of approximately $72 million, an increase of $32.7 million from December 31, 2005. This increase was primarily due to proceeds received on February 24, 2006 from the 9.25% Offering in which 5,696,911 shares were issued for $20.8 million in gross proceeds as described in Note 12. Stockholders’ Equity of the Notes. Of the $72 million held in cash and investments, $65.4 million was available to pay general corporate expenses and for general working capital purposes. Covanta is required to maintain a separate cash fund of approximately $6.6 million to provide potential liquidity to its insurance business. Cash deposited for this purpose is restricted and is not available for general corporate expenses or for working capital requirements.
      Cash used in operations from the insurance business was $2.2 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively. The ongoing use of cash in operations was due to the insurance business continuing to make payments related to discontinued lines and territories in excess of premium receipts from existing lines. This negative cash flow restricted the insurance business from fully re-investing bond maturity proceeds and in some circumstances required the sale of bonds in order to meet obligations as they arose. Cash provided from investing activities was $1.3 million for the three months ended March 31, 2006 compared with $3.6 million for the comparable period in 2005. The $2.3 million decrease in cash provided by investing activities in 2005 was due to a reduction in reinvestment activity in conjunction with reduced premium production. There were no financing activities related to Covanta’s insurance business in either three-month period ended March 31, 2006 and 2005.
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
CAPITAL REQUIREMENTS
      Covanta believes that when combined with its other sources of liquidity, Covanta Energy’s operations generate sufficient cash to meet operational needs, capital expenditures, and debt service due prior to maturity. Management will also seek to enhance Covanta Energy’s cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. Covanta Energy’s new financing arrangements place certain restrictions on its ability to make investments in new projects or expansions of existing projects. Covanta’s projected contractual obligations are consistent with amounts disclosed in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.
Other Commitments
      Covanta Energy’s other commitments as of March 31, 2006 were as follows (in thousands of dollars):

	Commitments Expiring by Period

		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$310,427	$19,827	$290,600
Surety bonds	51,567	—	51,567

Total other commitments — net	$361,994	$19,827	$342,167

      The letters of credit were issued pursuant to the facilities to secure Covanta Energy’s performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.
      As of March 31, 2006, Covanta Energy had approximately $13.3 million in available capacity for additional letters of credit under its Funded L/ C Facility. Covanta Energy believes that it will be able to fully perform its contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of Covanta Energy’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If Covanta Energy were unable to immediately repay such amounts drawn under letters of credit, unreimbursed amounts would be treated under the Credit Facilities as additional term loans issued under the First Lien Facilities.
      The surety bonds listed on the table above relate primarily to performance obligations under contracts ($41.9 million) and possible closure costs for various energy projects when such projects cease operating ($9.7 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.
      Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of March 31, 2006 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of March 31, 2006 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned waste-to-energy facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such damages at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

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
Discussion of Critical Accounting Policies
      In preparing its condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, Covanta is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of Covanta’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Covanta’s Discussion of Critical Accounting Policies in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005.
      Effective January 1, 2006, Covanta adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
      Management must use subjective assumptions in calculating the fair value of its share-based payment awards including the expected life of the award, stock price volatility and future forfeitures. Based on Covanta’s current share-based award, management’s estimate of a forfeiture rate will have the most significant impact on the compensation cost it must recognize. Covanta recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of various Covanta Energy employee populations from the Covanta Energy pension plan. Covanta will review its forfeiture rate annually and revise its compensation expense, if necessary. Covanta recognizes these compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally the vesting term of three years.

Recent Accounting Pronouncements
      See Note 2. New Accounting Pronouncements of the Notes to Condensed Consolidated Financial Statements for information related to new accounting pronouncements.

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

      Except as described below, management believes there have been no significant changes during the three months ended March 31, 2006 to the items discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.

Interest Rate Swaps
      Covanta Energy is required to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the Credit Facilities. On July 8, 2005, Covanta Energy entered into two pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, Covanta entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. These swaps were designated as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. Covanta Energy does not seek to make a profit from changes in interest rates. Covanta Energy manages interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable amount, Covanta Energy reduces risk by entering into interest rate swap agreements. The impact of the swaps was to increase interest expense for the three months ended March 31, 2006 by $0.2 million. As of March 31, 2006, the net after-tax deferred gain in other comprehensive income was $1.4 million ($2.2 million before income taxes, which was recorded in other assets).

ITEM 4.	CONTROLS AND PROCEDURES
      Covanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of March 31, 2006. Covanta’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by Covanta in reports it files or submits under the Exchange Act is accumulated and communicated to Covanta’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Accordingly, Covanta’s management has concluded that Covanta’s disclosure controls and procedures were effective as of March 31, 2006.
      Covanta’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by Covanta in reports it files or submits under the Exchange Act of 1934 is accumulated and communicated to the Covanta’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Covanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, believes that its disclosure controls and procedures are effective to provide such reasonable assurance.
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

      Following the three month period ending March 31, 2006, Covanta began implementation of a new operating system for the recording of information relating to its business. Covanta initiated this effort as part of a routine system upgrade and as part of its integration efforts related to the ARC Holdings acquisition. Covanta believes the new operating system, when fully implemented, will maintain and enhance its system of internal controls over financial reporting and its ability to record, process, summarize and report information required to be disclosed within the time periods specified in the SEC’s rules and forms.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      See Note 16. Commitments and Contingent Liabilities of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
      There have been no material changes during the three months ended March 31, 2006 to the items discussed in Item 1A “Risk Factors” in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5.	OTHER INFORMATION
      (a) None.
      (b) Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

10	.1†*	Transition and Separation Agreement, dated April 5, 2006, among Craig D. Abolt, Covanta Holding Corporation, Covanta Energy Corporation and Covanta Projects, Inc. (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated April 5, 2006 and filed with the SEC on April 7, 2006).

31.1		Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2		Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32		Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.

†	Not filed herewith, but incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

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
Date: May 4, 2006