Form 10-Q
period 2006-06-30
COVANTA HOLDING CORP
filed 2006-08-03
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class		Outstanding at July 31, 2006

Common Stock, $	0.10 par value	147,450,853 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$213,501	$131,108	$404,870	$242,448
Electricity and steam sales	116,413	63,437	225,591	122,225
Other operating revenues	4,222	4,547	9,031	9,238

Total operating revenues	334,136	199,092	639,492	373,911

OPERATING EXPENSES:
Plant operating expenses	174,561	122,923	360,719	241,199
Depreciation and amortization expense	48,838	17,857	95,235	33,531
Net interest expense on project debt	15,293	10,079	31,291	19,712
Other operating expenses	1,520	1,696	4,210	5,358
General and administrative expenses	17,236	13,283	35,831	26,803
Restructuring charges	—	2,655	—	2,655
Acquisition-related charges	—	1,785	—	1,980

Total operating expenses	257,448	170,278	527,286	331,238

Operating income	76,688	28,814	112,206	42,673

Other income (expense):
Investment income	2,915	994	5,318	1,873
Interest expense	(31,814)	(18,031)	(60,297)	(28,352)
Loss on extinguishment of debt	(2,342)	—	(2,342)	—
Unrealized gain on derivative instruments, unexercised ACL warrants	—	500	—	4,218

Total other expenses	(31,241)	(16,537)	(57,321)	(22,261)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	45,447	12,277	54,885	20,412
Income tax expense	(6,662)	(4,875)	(10,925)	(7,617)
Minority interests	(2,279)	(5,589)	(2,879)	(7,139)
Equity in net income from unconsolidated investments	14,672	4,104	21,515	10,564

NET INCOME	$51,178	$5,917	$62,596	$16,220

Earnings Per Share:
Basic	$0.35	$0.06	$0.43	$0.16

Diluted	$0.35	$0.05	$0.43	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$166,481	$128,556
Marketable securities available for sale	7,300	7,400
Restricted funds held in trust	185,390	197,527
Receivables (less allowances of $3,377 and $4,959)	201,600	202,893
Unbilled service receivables	56,613	57,588
Deferred income taxes	31,799	21,058
Prepaid expenses and other assets	77,003	79,378

Total Current Assets	726,186	694,400
Property, plant and equipment, net	2,670,514	2,724,843
Investments in fixed maturities at market (cost: $40,697 and $44,824)	39,262	43,667
Restricted funds held in trust	247,257	249,905
Unbilled service receivables	79,543	86,830
Intangible assets, net	408,702	434,543
Goodwill	217,548	255,927
Investments in and advances to investees and joint ventures	81,383	66,301
Deferred income taxes	55,343	26,236
Other assets	120,620	119,513

Total Assets	$4,646,358	$4,702,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$36,411	$47,549
Current portion of project debt	176,649	174,114
Accounts payable	24,398	19,447
Deferred revenue	13,267	14,524
Accrued expenses and other liabilities	167,668	205,351

Total Current Liabilities	418,393	460,985
Long-term debt	1,246,736	1,260,570
Project debt	1,349,217	1,424,170
Deferred income taxes	552,640	533,169
Other liabilities	320,876	343,402

Total Liabilities	3,887,862	4,022,296

Minority Interests	70,146	80,628

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 147,559 and 141,246 shares; outstanding 147,451 and 141,166 shares)	14,756	14,125
Additional paid-in capital	613,679	594,186
Unearned compensation	—	(4,583)
Accumulated other comprehensive income	2,344	535
Accumulated earnings (deficit)	57,582	(5,014)
Treasury stock, at par	(11)	(8)

Total Stockholders’ Equity	688,350	599,241

Total Liabilities and Stockholders’ Equity	$4,646,358	$4,702,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$62,596	$16,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	95,235	33,531
Revenue contract levelization	2,174	—
Amortization of deferred financing costs	5,956	5,350
Amortization of project debt premium and discount	(11,540)	(5,675)
Accretion on principal of senior secured notes	—	872
Provision for doubtful accounts	(276)	830
Stock-based compensation expense	3,368	1,056
Equity in net income from unconsolidated Waste and Energy Services investments	(21,515)	(10,564)
Dividends from unconsolidated Waste and Energy Services investments	5,762	10,053
Minority interests	2,879	7,139
Unrealized gain on derivative instruments, unexercised ACL warrants	—	(4,218)
Deferred income taxes	736	3,135
Other, net	2,593	197
Change in operating assets and liabilities, net of effects of acquisition:
Restricted funds for emergence costs	—	8,615
Receivables	(3,023)	19,589
Unbilled service receivables	8,262	6,867
Accounts payable and accrued expenses	(13,342)	(23,157)
Accrued emergence costs	—	(8,615)
Deferred revenue	(1,257)	(2,997)
Unpaid losses and loss adjustment expenses	(4,991)	(9,649)
Other, net	(19,087)	9,205

Net cash provided by operating activities	114,530	57,784

INVESTING ACTIVITIES:
Purchase of ARC Holdings	—	(747,217)
Cash acquired from ARC Holdings	—	62,358
Proceeds from the sale of investment securities	5,096	9,726
Purchase of investment securities	(710)	(2,503)
Purchase of property, plant and equipment	(26,797)	(7,754)
Other	3,545	2,666

Net cash used in investing activities	(18,866)	(682,724)

FINANCING ACTIVITIES:
Proceeds from the 9.25% rights offering, net	20,778	—
Proceeds from the ARC Holdings rights offering, net	—	395,721
Proceeds from the exercise of options for common stock	558	3,868
Purchase of treasury stock	—	(897)
Borrowings of long-term debt	97,577	675,000
Borrowings for facilities	5,149	44,309
Payment of long-term debt	(120,039)	(317,521)
Payment of project debt	(69,009)	(91,703)
Payment of deferred financing costs	(2,129)	(34,574)
Increase in Parent restricted funds	—	(6,471)
Decrease in restricted funds held in trust	14,722	11,347
Distribution to minority partners	(5,346)	(6,233)

Net cash (used in) provided by financing activities	(57,739)	672,846

Net increase in cash and cash equivalents	37,925	47,906
Cash and cash equivalents at beginning of period	128,556	96,148

Cash and cash equivalents at end of period	$166,481	$144,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2006

					Accumulated
			Additional		Other	Accumulated
	Common Stock		Paid-In	Unearned	Comprehensive	Earnings	Treasury Stock
	Shares	Amount	Capital	Compensation	Income	(Deficit)	Shares	Amount	Total
	(Unaudited)
	(In thousands)

Balance as of December 31, 2005	141,246	$14,125	$594,186	$(4,583)	$535	$(5,014)	80	$(8)	$599,241
Reclass of unearned compensation upon adoption of SFAS 123R			(4,583)	4,583					—
Shares issued in 9.25% Offering	5,697	570	20,208						20,778
Stock-based compensation expense			3,368						3,368
Shares cancelled for terminated employees			3				28	(3)	—
Exercise of options to purchase common stock	100	10	548						558
Shares issued in non-vested stock award	516	51	(51)						—
Comprehensive income, net of income taxes:
Net income						62,596			62,596
Foreign currency translation					(407)				(407)
Net unrealized loss on securities on available-for-sale securities					(195)				(195)
Net unrealized gain on derivative instruments					2,411				2,411

Total comprehensive income					1,809	62,596			64,405

Balance as of June 30, 2006	147,559	$14,756	$613,679	$—	$2,344	$57,582	108	$(11)	$688,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

Organization

Covanta Holding Corporation (“Covanta”) is a holding company that owns subsidiaries engaged in the businesses of waste and energy services, and insurance services. The predominant business is the waste and energy business which is comprised of Covanta Energy Corporation and its subsidiaries (“Covanta Energy”), which subsidiaries include Covanta ARC Holdings, Inc., formerly known as American Ref-Fuel Holdings Corp., and its subsidiaries (“ARC Holdings”), which Covanta Energy acquired on June 24, 2005 (the “Acquisition Date”). See Note 3. Acquisition of the Notes to Condensed Consolidated Financial Statements (“Notes”).

Covanta Energy and its domestic subsidiaries develop, construct, own and operate for themselves and others infrastructure for the conversion of waste-to-energy, waste disposal, and independent power production businesses in the United States. Covanta Energy’s subsidiary, Covanta Power International Holdings, Inc. and its subsidiaries (“CPIH”), engage primarily in the independent power production business outside the United States. Covanta’s business segments are comprised of Waste and Energy Services, which is comprised of Covanta Energy’s domestic and international operations, and Other Services, which is comprised of the holding company and insurance subsidiaries’ operations.

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

On March 31, 2006, the Financial Accounting Standards Board (“FASB”) issued an exposure draft that would require recognition of the overfunded or underfunded positions of defined benefit pension and other postretirement benefit plans on the balance sheet. For an underfunded plan, the incremental liability to be recorded would be equal to the difference between the projected benefit obligation and the fair value of plan assets. Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) allow for deferred recognition of this liability through amortization of this difference over time. Under this exposure draft, actuarial gains and losses and prior service costs and credits that arise during the period but, pursuant to SFAS 87 and SFAS 106 are not yet recognized as components of net periodic benefit cost, would be recognized as a component of accumulated other comprehensive income, net of tax. The exposure draft also requires an adjustment to the beginning balance of accumulated earnings, net of tax, for any transition obligation remaining from the initial application of SFAS 87 and SFAS 106. Such amounts would then not subsequently be amortized as a component of net periodic benefit cost. When a final pronouncement is released, Covanta will evaluate the impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Covanta is evaluating the potential impact of this interpretation on its consolidated financial statements.

Note 3.	Acquisition

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

As part of the ARC Holdings acquisition, Covanta Energy entered into credit arrangements which totaled approximately $1.1 billion and are guaranteed by Covanta and certain domestic subsidiaries of Covanta Energy. For details related to these financing arrangements, see Note 12. Changes in Capitalization. The proceeds from these credit arrangements were used to fund the acquisition of ARC Holdings, to refinance approximately $479 million of Covanta Energy’s existing recourse debt and letters of credit, and to pay related fees and expenses. The revolving credit and letter of credit facilities are further available for ongoing permitted expenditures and for general corporate purposes.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three of Covanta’s largest stockholders, SZ Investments L.L.C. (together with its affiliate EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of its shares, “SZ Investments”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“Third Avenue”), and D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing an aggregate ownership, at the time of the ARC Holdings Rights Offering, of approximately 40.4% of Covanta’s outstanding common stock, committed to participate in the ARC Holdings Rights Offering and acquired at least their pro rata portion of the shares. As consideration for their commitments, Covanta paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million and was accounted for as a reduction of the ARC Holdings Rights Offering proceeds. See Note 17. Related-Party Transactions.

The purchase price was comprised of the following (in millions of dollars):

Cash	$740.0
Debt assumed	1,494.0
Direct transaction costs	7.3
Restructuring liability	9.1

$2,250.4

The purchase price included acquisition related restructuring charges of $9.1 million which were recorded as a liability and assumed in the ARC Holdings acquisition, and consisted primarily of severance and related benefits, and the costs of vacating duplicate facilities. As of June 30, 2006, the remaining restructuring liability was $4.8 million.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed at the Acquisition Date in conformity with the SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) (in thousands of dollars).

Current assets	$233,659
Property, plant and equipment	1,982,847
Intangible assets (excluding goodwill)	287,421
Goodwill	217,548
Other assets	146,495

Total assets acquired	$2,867,970

Current liabilities	$76,258
Current portion of long-term debt	29,958
Current portion of project debt	64,344
Long-term debt	662,379
Project debt	737,385
Deferred income taxes	377,211
Other liabilities	170,029

Total liabilities assumed	2,117,564

Minority interest acquired	3,058

Net assets acquired	$747,348

The acquired intangible assets of $287.4 million relate to favorable energy and waste contracts, landfill rights, other nonamortizing intangibles and a favorable leasehold interest with an approximate 10 year average useful life. As of June 30, 2006, goodwill was $217.5 million. As part of Covanta’s purchase price allocation during the quarter

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 30, 2006 for the ARC Holdings acquisition, goodwill was adjusted to reflect a $28.6 million reversal of a deferred tax asset valuation allowance as discussed in Note 11. Income Taxes of the Notes. Goodwill also reflects an increase to the carrying value of property, plant and equipment of $9.5 million; an increase to the deferred tax liability of $6.9 million; a reduction to the liability of $27.4 million owed to one of the prior owners of ARC Holdings (See Note 10. Other Noncurrent Liabilities); an increase in an unfavorable waste contract of $12.1 million; and various other asset and liability adjustments of $8.1 million.

Pro Forma Results of Operations

The results of operations from ARC Holdings are included in Covanta’s consolidated results of operations from June 25, 2005. The following table sets forth certain pro forma unaudited consolidated operating results for 2005, as if the acquisition of ARC Holdings was consummated on the same terms at January 1, 2005 (in thousands of dollars, except per share amounts):

	Three Months Ended	Six Months Ended
Pro Forma	June 30, 2005	June 30, 2005

Total operating revenues	$315,714	$604,223
Net income	$18,277	$23,373
Basic earnings per share:
Weighted average shares outstanding	140,160	139,900
Earnings per share	$0.13	$0.17
Diluted earnings per share:
Weighted average shares outstanding	145,825	145,622
Earnings per share	$0.13	$0.16

Restructuring and Acquisition-Related Charges

In connection with the acquisition of ARC Holdings, Covanta Energy incurred integration costs of $1.8 million and $2.0 million for the three and six months ended June 30, 2005, primarily related to professional fees and employee incentive costs. These charges were included as part of the operating costs of the Waste and Energy Services segment.

Covanta Energy also incurred restructuring costs in 2005 of $2.7 million. The restructuring costs resulted from $2.1 million of severance payments to CPIH executives in connection with overhead reductions made possible by the elimination of CPIH’s separate capital structure during the second quarter of 2005. An additional $0.6 million was paid to remaining CPIH executives as incentive payments from existing contractual obligations relating to CPIH debt repayment in connection with the ARC Holdings acquisition.

Note 4.	Stock-Based Compensation

Effective January 1, 2006, Covanta adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

The impact to the condensed consolidated financial statements, as a result of Covanta’s adoption of SFAS 123R compared to continued recognition of stock-based compensation under APB 25, was not material to income before income taxes and net income for the six months ended June 30, 2006. The impact on both basic and diluted earnings per share was less than $0.01 per share for each of the three and six months ended June 30, 2006. The reductions that resulted from the adoption of SFAS 123R reflected the stock-based compensation expense associated with the unvested stock option awards. Stock-based compensation expense previously recognized in accordance with APB 25 for restricted stock awards, remained essentially unchanged under the provisions of SFAS 123R.

Covanta received $0.3 million and $0.6 million from the exercise of non-qualified stock options in the three and six months ended June 30, 2006, respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized in the first six months of 2006 due to Covanta’s net operating loss carryforwards (“NOLs”). When the NOLs have been fully utilized by Covanta, Covanta will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the condensed consolidated statements of cash flows in the period the tax benefit is recognized.

The following table illustrates the effect on net income and earnings per share as if Covanta had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” (in thousands of dollars, except per share amounts).

	Three	Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$5,917	$16,220
Pro forma stock-based compensation expense	(219)	(1,406)

Pro forma net income	$5,698	$14,814

Basic earnings per share:
As reported	$0.06	$0.16
Pro forma	$0.05	$0.14
Diluted earnings per share:
As reported	$0.05	$0.15
Pro forma	$0.05	$0.13

On March 17, 2006, the Compensation Committee of the Board of Directors, under the equity award plan for employees, awarded certain employees 480,055 shares of restricted stock. The restricted stock awards will be expensed over the requisite service period, and assumes a five percent forfeiture rate. The terms of the restricted stock awards include vesting provisions based on two financial performance factors (applicable to 66% of the award) and continued service over the passage of time (applicable to 34% of the award). If all performance and service criteria are satisfied, the awards vest over 3 years, with 160,002 shares (33.33%) vesting on March 17, 2007,

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

160,002 shares (33.33%) vesting on March 17, 2008 and the remaining 160,051 shares (33.34%) vesting on March 17, 2009.

On May 31, 2006, in accordance with its existing program for annual director compensation, Covanta granted 36,000 shares of restricted stock under the Covanta Holding Corporation Equity Award Plan for Directors (the “Directors Plan”). The awards have a requisite service based vesting period as follows: 12,000 shares (33.33%) vested on May 31, 2006; 12,000 shares (33.33%) vesting on May 31, 2007; and 12,000 shares (33.34%) vesting on May 31, 2008. Covanta determined that the service vesting condition of the restricted stock awards granted to the directors on May 31, 2006 to be non-substantive and, in accordance with SFAS 123R, recorded the entire fair value of the award as compensation expense in the three months ended June 30, 2006. See Restricted Stock Awards below for further information.

Stock-Based Awards

Covanta adopted the Covanta Holding Corporation Equity Award Plan for Employees and Officers (the “Employees Plan”) and the Directors Plan (collectively, the “Award Plans”), effective with stockholder approval on October 5, 2004. On July 25, 2005, the Covanta Board of Directors approved and on September 19, 2005, Covanta’s stockholders approved the amendment to the Employees Plan to authorize the issuance of an additional 2,000,000 shares. The 1995 Stock and Incentive Plan (the “1995 Plan”) was terminated with respect to any future awards under such plan on October 5, 2004 upon stockholder approval of the Award Plans. The 1995 Plan will remain in effect until all awards have been satisfied or expired.

Restricted Stock Awards

Restricted stock awards that have been issued to employees and directors typically vest over a three year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered and the required financial performance factor has been reached for each pre-determined vesting date. A percentage of each employee restricted stock awards granted have financial performance factors. Stock-based compensation expense for each financial performance factor is recognized beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period.

Restricted stock awards to employees are generally subject to forfeiture if the employee is not employed on the vesting date. Restricted stock awards issued to directors prior to 2006 were subject to the same forfeiture restrictions as are applicable to employees. Restricted stock awards issued to directors in 2006 are not subject to forfeiture in the event a director ceases to be a member of the Board of Directors, except in limited circumstances. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer). The fair value of restricted stock awards is based on the market price of Covanta’s common stock on the grant date of the award.

Changes in nonvested restricted stock awards during the six months ended June 30, 2006 were as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	828,154	$9.88
Granted	516,055	16.92
Vested	(347,105)	9.58
Forfeited	(27,954)	11.92

Nonvested at June 30, 2006	969,150	$13.68

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2006, there was $10.2 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized over a period of up to three years. The total fair value of restricted stock awards expensed was $2.3 million and $2.8 million for the three and six months ended June 30, 2006, respectively.

Stock Options

Covanta has also awarded stock options to certain employees and directors. Stock options awarded to directors vested immediately. Stock options awarded to employees typically vested annually over three years. Covanta had one nonvested stock option award outstanding as of December 31, 2005 which was granted in October 2004. The fair value of the options was based on the Black-Scholes option pricing model with the following assumptions: fair value option price — $5.68; risk-free interest rate — 4.25%; dividend yield — 0%; expected volatility (based on historical volatility) — 76%; and expected life — 8 years.

Option activity for all outstanding options, vested and nonvested, from January 1, 2006 through June 30, 2006 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic Value
	Shares	Price	(In years)	(In thousands)

Outstanding at December 31, 2005	1,243,208	$7.41
Granted	—	—
Exercised	(100,001)	5.59
Forfeited and cancelled	(28,667)	7.43

Outstanding at June 30, 2006	1,114,540	7.57	7.3	$11,235

Vested and expected to vest at June 30, 2006	1,081,140	7.57	7.3	$10,897

Exercisable at June 30, 2006	434,540	$7.93	5.9	$4,224

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The intrinsic value changes based on the fair market value of Covanta’s common stock. Total intrinsic value of options exercised for the six months ended June 30, 2006 was $1.1 million. The total fair value of options expensed was $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively.

As of June 30, 2006, there was $1.6 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.7 years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$51,178	$5,917	$62,596	$16,220

Basic earnings per share:
Weighted average basic common shares outstanding	146,343	106,245	144,872	104,030

Basic earnings per share	$0.35	$0.06	$0.43	$0.16

Diluted earnings per share:
Weighted average basic common shares outstanding	146,343	106,245	144,872	104,030
Stock options	519	754	539	828
Restricted stock	225	570	196	675
Rights	—	4,342	816	4,220

Weighted average diluted common shares outstanding	147,087	111,911	146,423	109,753

Diluted earnings per share	$0.35	$0.05	$0.43	$0.15

Basic and diluted earnings per share and the weighted average shares outstanding have been retroactively adjusted in 2005 to reflect the bonus element contained in the ARC Holdings Rights Offering that was consummated in June 2005. See Note 3. Acquisition of the Notes for information related to the ARC Holdings Rights Offering.

Note 6.	Pass Through Costs

Pass through costs are costs for which Covanta Energy receives a direct contractually committed reimbursement from the municipal client which sponsors a waste-to-energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in Covanta’s condensed consolidated financial statements. Total pass through costs were $13.7 million and $12.9 million for three months ended June 30, 2006 and 2005, respectively, and $28.4 million and $30.0 million for the six months ended June 30, 2006 and 2005, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Revenues and Unbilled Service Receivables

The following table summarizes the components of waste and service revenues for the periods presented below (in thousands of dollars):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Waste and service revenues unrelated to project debt	$186,871	$108,013	$351,545	$199,528
Revenue earned explicitly to service project debt-principal	17,274	15,511	34,548	27,538
Revenue earned explicitly to service project debt-interest	9,356	7,584	18,777	15,382

Total waste and service revenues	$213,501	$131,108	$404,870	$242,448

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

Electricity and steam sales included lease income from the international business of $33.6 million and $25.8 million for the three months ended June 30, 2006 and 2005, respectively, and $61.3 million and $50.7 million for the six months ended June 30, 2006 and 2005, respectively.

Note 8.  Equity in Net Income from Unconsolidated Investments

Equity in net income from unconsolidated investments was $14.7 million and $4.1 million for the three months ended June 30, 2006 and 2005, respectively, and $21.5 million and $10.6 million for the six months ended June 30, 2006 and 2005, respectively.

The equity in net income for the three months and six months ended June 30, 2006 includes approximately $7 million of cumulative deferred income tax benefits related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years. Quezon Power, Inc. (“Quezon”) recorded this cumulative deferred income tax benefit in the period ended June 30, 2006 on the basis of rulings which were issued by the Philippine tax authorities in June 2006 clarifying the tax deductibility of such losses upon realization. The realization of this deferred tax benefit is subject to fluctuations in the value of the Philippine peso versus the US dollar.

Equity in net income from unconsolidated investments primarily relates to Covanta Energy’s 26% investment in Quezon. The unaudited results of operations from Quezon were as follows (in thousands of dollars):

	Quezon
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenue	$64,667	$49,490	$132,573	$110,307
Operating income	21,505	17,418	50,063	43,769
Net income	43,336	8,390	63,316	25,948

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands of dollars):

		As of
		June 30,	December 31,
	Useful Life	2006	2005

Waste and energy contracts	2 — 22 years	$388,378	$388,378
Lease interest and other	12 — 23 years	72,121	72,314
Landfill	7 years	17,985	17,985
Other intangibles	Indefinite	4,528	4,528

		483,012	483,205
Accumulated amortization		(74,310)	(48,662)

Intangible assets, net		$408,702	$434,543

Amortization expense related to waste and energy contracts and other intangible assets was $11.0 million and $5.6 million for the three months ended June 30, 2006 and 2005, respectively, and $24.1 million and $10.3 million for the six months ended June 30, 2006 and 2005, respectively. The lease interest asset is amortized to rent expense in plant operating expenses and was $0.7 million for the three months ended June 30, 2006 and $1.5 million for the six months ended June 30, 2006. The following table details the amount of the actual/estimated amortization expense associated with intangible assets as of June 30, 2006 included or expected to be included in Covanta’s statement of operations for each of the years indicated (in thousands of dollars):

	Waste and	Landfill, Lease
	Energy	Interest and Other
	Contracts	Contracts	Totals

Six Months ended June 30, 2006	$22,570	$3,078	$25,648

2006 remaining	$22,583	$2,574	$25,157
2007	44,854	5,145	49,999
2008	43,180	5,145	48,325
2009	39,635	5,145	44,780
2010	27,317	5,145	32,462
Thereafter	141,533	61,918	203,451

Total	$319,102	$85,072	$404,174

Goodwill

In connection with the ARC Holdings acquisition, Covanta Energy recorded $217.5 million of goodwill in its purchase price allocation as of June 30, 2006. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in the ARC Holdings acquisition in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”
(“SFAS 142”). Goodwill has an indefinite life and is not amortized but will be reviewed under the provisions of SFAS 142 for impairment. Covanta will perform an annual fair value test of its recorded goodwill for its reporting units using a discounted cash flow approach as of October 1, 2006. Goodwill is not deductible for federal income tax purposes.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands of dollars):

	As of
	June 30,	December 31,
	2006	2005

Waste and service contracts	$141,580	$135,076
Interest rate swap	8,991	11,852
Accrued pre-petition tax liabilities	19,604	19,604
Pension benefit obligation	44,947	45,705
Asset retirement obligation	29,104	25,506
Liability to prior ARC Holdings owner	—	25,602
Insurance loss and loss adjustment reserves	41,877	46,868
Service contract obligations	11,724	8,718
Other	23,049	24,471

	$320,876	$343,402

As of June 25, 2005, ARC Holdings’ waste and service contracts were recorded at their fair market values, in accordance with SFAS 141, based upon discounted cash flows attributable to the “below market” portion of the waste and service contracts using currently available information.

Agreements between an ARC Holdings’ subsidiary and one of the prior owners of ARC Holdings have been terminated as of June 14, 2006. The liability related to these agreements has been adjusted to recognize the termination of the liability. See Note 3. Acquisition of the Notes for ARC Holdings purchase price allocation adjustment related to the termination of these agreements.

The following table details the amount of the actual/estimated amortization contra-expense associated with the below market waste and service contracts liability as of June 30, 2006 included or expected to be included in Covanta’s statements of operations for each of the years indicated (in thousands of dollars):

Waste and
Service
Contracts

Six Months ended June 30, 2006	$5,635

2006 remaining	$5,973
2007	11,942
2008	11,955
2009	12,001
2010	12,094
Thereafter	87,615

Total	$141,580

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Taxes

Covanta records its interim tax provision based upon its estimated annual effective tax rate and accounts for the tax effects of discrete events in the period in which they occur. Covanta currently estimates its annual effective tax rate for December 31, 2006 to be approximately 29.8%. Covanta reviews the annual effective tax rate on a quarterly basis as projections are revised.

The current quarter tax rate includes the impact of the cumulative adjustment due to the adoption of the permanent reinvestment exception under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”) as discussed below. The actual effective tax rate was 44.7% for December 31, 2005. The difference between the actual prior year rate and the current year estimate is primarily due to Covanta’s intention to reinvest foreign earnings in international investments and the impact of the cumulative adjustment due to the adoption of APB 23.

The effective income tax rate was 19.9% and 37.3% for the six months ended June 30, 2006 and 2005, respectively. Excluding the cumulative adjustment of $10 million due to APB 23, the effective income tax rate was 38.2% for the six months ended June 30, 2006.

Beginning in the second quarter of 2006, Covanta adopted the permanent reinvestment exception under APB 23 whereby Covanta will no longer provide deferred taxes on the undistributed earnings of its international subsidiaries. Covanta intends to permanently reinvest its international earnings outside of the United States in its existing international operations and in any new international business it may develop or acquire. As a result of the adoption of APB 23, Covanta recognized a one-time benefit of $10 million during the three months ended June 30, 2006 associated with the reversal of deferred taxes accrued on unremitted earnings of international affiliates in prior periods.

Covanta files a federal consolidated income tax return with its eligible subsidiaries in the United States. Covanta’s federal consolidated tax return includes the results of ARC Holdings after June 24, 2005. Effective July 31, 2005, CPIH and its eligible United States and foreign subsidiaries were included in Covanta’s federal consolidated income tax return. Covanta’s subsidiary associated with its Lake County, Florida waste-to-energy project (“Covanta Lake”) is not a member of any consolidated return group.

Covanta’s federal consolidated income tax return also includes the taxable results of certain grantor trusts which were established by state insurance regulators in California and Missouri as part of the 1990 reorganization of certain of Covanta’s predecessor insurance entities (the “Mission Insurance Entities”) and their emergence from federal bankruptcy and various state insolvency court proceedings. These trusts were created for the purpose of assuming various liabilities associated with certain of the Mission Insurance Entities. This allowed the state regulators to administer the continuing run-off of the insolvent insurance business, while Covanta (then named Mission Insurance Group, Inc.) and the remaining Mission Insurance Entities were released, discharged and dismissed from the proceedings free of any claims and liabilities of any kind, including any obligation to provide further funding to the trusts. The Insurance Commissioner of the State of California (the “California Commissioner”) and the Director of the Division of Insurance of the State of Missouri (the “Missouri Director”), as the trustees, have sole management authority over the trusts. Neither Covanta nor any of its subsidiaries has any power to control or otherwise influence the management of the trusts nor do they have any rights with respect to the selection or replacement of the trustees. At the present time, it is not likely that Covanta or any of its subsidiaries will receive any distribution with regard to their residual interests in the existing trusts. Since Covanta does not have a controlling financial interest in these trusts and is not the primary beneficiary, the trusts are not consolidated with Covanta for financial statement purposes.

During or at the conclusion of the administration of these grantor trusts, taxable income could result which could utilize a portion of Covanta’s NOLs which in turn could accelerate the date on which Covanta may be otherwise obligated to pay cash taxes.

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

Covanta is in preliminary discussions with the Missouri Director regarding similar arrangements for distribution of Covanta common stock held by the Missouri Director to claimants of the Missouri grantor trusts. Because Covanta’s discussions with the Missouri Director are currently at a preliminary stage, Covanta is unable to determine at this time whether all claimants contemplated by the 1989 and 1990 agreement as eligible to receive such stock will receive a distribution from the Missouri Director. As a result of this uncertainty, Covanta has reduced the aggregate amount of its available NOLs by $46 million and reduced the valuation allowance accordingly. Covanta cannot provide any assurance that it will enter into similar arrangements with the Missouri Director or that the NOL reduction will ultimately be reversed. However, in connection with the administration or conclusion of the grantor trusts, Covanta does not expect either further reductions to its available NOLs or additional material amounts of taxable income to be recognized as a result of the administration or conclusion of the grantor trusts.

SFAS 109 requires the establishment of a valuation allowance when it is not “more likely than not” that an entity will realize its deferred tax assets. Pursuant to SFAS 109, Covanta makes periodic determinations of whether it is “more likely than not” that all or a portion of Covanta’s deferred tax assets will be realized. In making these determinations, Covanta considers all of the relevant factors, both positive and negative, which may impact its future taxable income including the size and operating results of its subsidiaries, the competitive environment in which these subsidiaries operate and the impact of the grantor trusts. The remainder of the valuation allowance associated with the NOLs was released during the quarter ended June 30, 2006, primarily due to Covanta’s determination that it is “more likely than not” that all remaining deferred tax assets associated with the NOLs will be realized.

If Covanta’s existing insurance business were to require capital infusions in order to meet certain regulatory capital requirements, and were Covanta to fail to provide such capital, some or all of its subsidiaries comprising the insurance business could enter insurance insolvency or bankruptcy proceedings. In such event, such subsidiaries may no longer be included in Covanta’s consolidated tax return and potentially, a significant portion of Covanta’s remaining NOLs would no longer be available to it. Such an event may also result in a significant inclusion of taxable income in Covanta’s federal consolidated tax return.

Covanta had NOLs estimated to be approximately $489 million for federal income tax purposes as of the end of 2005. The NOLs will expire in various amounts from December 31, 2006 through December 31, 2023, if not used.

If Covanta were to undergo an “ownership change,” as such term is used in Section 382 of the Internal Revenue Code, the use of its NOLs in any given year could be limited. The impacts, if any, to Covanta of any such limitation would depend upon factors such as the amount of Covanta’s taxable income in a given tax year, the date on which an “ownership change” were to occur, and Covanta’s market capitalization at the time of an “ownership change”.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, Covanta will be treated as having had an “ownership change” if there is a more than 50% increase in stock ownership during a 3-year “testing period” by a “5% stockholder”. Covanta’s Certificate of Incorporation contains stock transfer restrictions that were designed to help preserve Covanta’s NOLs by avoiding an ownership change. Covanta cannot be certain, however, that these restrictions will prevent an ownership change. The transfer restrictions were implemented in 1990, and Covanta expects that they will remain in-force as long as the NOLs are material to Covanta or until the limitations on Covanta’s use of the NOLs that would otherwise result from such a change in control would not create material adverse consequences to Covanta.

Covanta’s provision for income taxes in the condensed consolidated statements of operations also includes certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the grantor trusts referred to above and in certain states reflect preparation on a separate-company basis. For further information, reference is made to Note 22 of the Notes to the Consolidated Financial Statements included in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 12.	Changes in Capitalization

Financing Arrangements

As part of the ARC Holdings acquisition on June 24, 2005, Covanta Energy entered into credit arrangements which totaled approximately $1.1 billion and are guaranteed by Covanta and certain domestic subsidiaries of Covanta Energy. These credit arrangements consisted of a first priority senior secured credit facility and a second priority senior secured credit facility. The first priority senior secured credit facility was initially comprised of a $275 million first lien term loan, a $100 million revolving credit facility, and a $340 million letter of credit facility. The second priority senior secured credit facility was initially a $400 million second lien term loan facility.

On March 21, 2006, Covanta Energy voluntarily reduced the letter of credit facility from $340 million to $320 million. On May 26, 2006, Covanta Energy entered into agreements which amended its credit arrangements. All material terms of Covanta Energy’s first priority senior secured credit facility and second priority senior secured credit facility remain unchanged except for the following:

•	Interest rates applicable to the existing first lien term loan and to credit linked deposits applicable to its first lien funded letter of credit facility were reduced from LIBOR plus 3.00% to LIBOR plus 2.25%.

•	The amount available for the issuance of letters of credit under the existing $100 million first lien revolving credit facility was increased from $75 million to $90 million.

•	New term loan commitments were provided which allowed Covanta Energy to increase the principal amount outstanding under its first lien term loan facility by up to $140 million, the proceeds of which were to be used to prepay up to $140 million under the existing second lien term loan facility.

•	Certain covenants restricting Covanta Energy’s ability to invest available cash and enter into limited recourse borrowings were modified to provide additional flexibility in the context of permitted acquisitions.

On June 30, 2006, Covanta Energy utilized the new term loan commitment of $140 million on its first lien term loan facility to prepay $140 million under the second lien term loan facility. Covanta Energy recognized a loss on extinguishment of debt of $2.3 million which is classified as other expense on the condensed consolidated statement of operations and a write-off to interest expense of a portion of the second lien term loan facility deferred financing costs of $4.5 million in the three months ended June 30, 2006 related to the $140 million prepayment under the second lien term loan facility.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covanta Energy Long-Term Debt

Long-term debt is comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

	As of	As of
	June 30,	December 31,
	2006	2005

Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	$369,312	$229,312
Second Lien Term Loan Facility	260,000	400,000

	629,312	629,312

Intermediate Subsidiary Debt
6.26% Senior Notes due 2015	211,600	234,000
8.50% Senior Secured Notes due 2010	195,785	195,785
7.375% Senior Secured Notes due 2010	224,100	224,100

	631,485	653,885
Unamortized debt premium	22,215	24,726

Total intermediate subsidiary debt	653,700	678,611

Other long-term debt	135	196

Total long-term debt	1,283,147	1,308,119
Less: current portion (includes $4,902 and $4,807 of unamortized premium)	(36,411)	(47,549)

Total long-term debt	$1,246,736	$1,260,570

Amortization Terms

The amended first lien term loan facility includes mandatory annual amortization to be paid in quarterly installments beginning September 30, 2006, through the date of maturity as follows (in thousands of dollars):

Annual Remaining
Amortization

2006	$1,847
2007	3,693
2008	3,693
2009	3,693
2010	3,693
2011	177,270
2012	175,423

Total	$369,312

The second lien term loan facility has no mandatory amortization requirements and is required to be repaid in full on its maturity date in 2013.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covanta Energy Short-Term Liquidity

Covanta Energy had available credit for liquidity as follows (in thousands of dollars):

	Total		Available
	Available		As of
	Under Facility	Maturing	June 30, 2006

Revolving credit facility(1)	$100,000	2011	$100,000
Funded letter of credit facility	$320,000	2012	$30,545

(1)	Up to $90 million of which may be utilized for letters of credit.

As of June 30, 2006, Covanta Energy had neither drawn on the revolving credit facility nor caused to be issued any letters of credit under the revolving credit facility. On March 21, 2006, Covanta’s availability under the funded letter of credit facility was voluntarily reduced to $320 million from $340 million. As of June 30, 2006, Covanta Energy had $289.5 million outstanding letters of credit under the funded letter of credit facility.

Debt Covenants and Defaults

The loan documentation under the credit facilities, as amended, contains customary affirmative and negative covenants and financial covenants. During the term of the credit facilities, Covanta expects that the negative covenants will restrict the ability of Covanta Energy and its subsidiaries to take specified actions, subject to exceptions. As of June 30, 2006, Covanta Energy was in compliance with covenants under the credit facilities.

Interest and Fee Terms

Under the amended credit facilities, the borrowing margins for first lien term loan facility and the funded letter of credit facility are 2.25% for Eurodollar rate loans and 1.25% for base rate loans. The borrowing margins under the second lien term loan facility are 5.50% for Eurodollar rate loans and 4.50% for base rate loans. The borrowing margins for the revolving credit facility remain unchanged from the existing agreements.

Stockholders’ Equity

Covanta agreed as part of the Covanta Energy acquisition to conduct a rights offering for up to 3.0 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta Energy prior to its bankruptcy at a purchase price of $1.53 per share (the “9.25% Offering”). Because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings acquisition, and the related ARC Holdings Rights Offering, Covanta restructured the 9.25% Offering so that the holders that participated in the 9.25% Offering were offered the right to purchase an additional 2.7 million shares of Covanta’s common stock at the same purchase price ($6.00 per share) as in the ARC Holdings Rights Offering. This represented an equivalent number of shares of common stock that such holders would have been entitled to purchase in the ARC Holdings Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the ARC Holdings Rights Offering. On February 24, 2006, Covanta completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in net proceeds.

Effective as of March 17, 2006, the Compensation Committee of the Board of Directors authorized the award of 480,055 shares of restricted stock to certain employees under the Employee Plan. On May 31, 2006, Covanta granted 36,000 shares of restricted stock under the Directors Plan. See Note 4. Stock-Based Compensation of the Notes.

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

Within the Waste and Energy Services segment, Covanta develops, constructs, owns and operates for others key infrastructure for the disposal of waste (primarily waste-to-energy) and independent power production facilities in the United States and abroad. Covanta also has one water treatment facility in this segment. The Other Services segment is comprised of Covanta’s insurance business, which writes property and casualty insurance in California, and the parent company of Covanta which primarily receives income from its investments.

Segment results are shown below (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating Revenues:
Waste and Energy Services
Domestic	$286,021	$158,933	$548,592	$293,782
International	44,600	36,323	83,445	72,292

Subtotal Waste and Energy Services	330,621	195,256	632,037	366,074
Other Services	3,515	3,836	7,455	7,837

Total operating revenues	$334,136	$199,092	$639,492	$373,911

Operating Income:
Waste and Energy Services
Domestic	$68,691	$25,776	$98,480	$34,162
International	7,915	2,830	13,443	8,146

Subtotal Waste and Energy Services	76,606	28,606	111,923	42,308
Other Services	82	208	283	365

Total operating income	76,688	28,814	112,206	42,673
Other income (expense):
Investment income	2,915	994	5,318	1,873
Interest expense	(31,814)	(18,031)	(60,297)	(28,352)
Loss on extinguishment of debt	(2,342)	—	(2,342)	—
Unrealized gain on derivative instruments, unexercised ACL warrants	—	500	—	4,218

Income before income taxes, minority interests and equity in net income from unconsolidated investments	$45,447	$12,277	$54,885	$20,412

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension and Other Post-retirement Benefits

Net periodic defined pension and other post-retirement benefit expense for Covanta Energy were as follows (in thousands of dollars):

	Pension				Other Post-Retirement
	Benefits(A)				Benefits
	For the Three		For the Six		For the Three		For the Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$—	$1,806	$—	$3,612	$—	$—	$—	$—
Interest cost	1,075	998	2,150	1,995	155	164	309	328
Expected return on plan assets	(922)	(754)	(1,844)	(1,508)	—	—	—	—
Amortization of net gain	(16)	—	(32)	—	—	—	—	—

Net periodic benefit cost	$137	$2,050	$274	$4,099	$155	$164	$309	$328

(A)	Effective December 31, 2005, Covanta Energy froze the defined benefit pension plan.

Effective December 31, 2005, Covanta Energy froze the Covanta Energy Pension Plan (the defined benefit pension plans for domestic employees). All active employees who were eligible participants in the defined benefit pension plan as of December 31, 2005, were 100% vested and had a non-forfeitable right to these benefits as of such date. Effective January 1, 2006, in connection with freezing its defined benefit pension plans for domestic employees, Covanta Energy enhanced the Covanta Energy Savings Plan (the defined contribution plan for domestic employees) by increasing its contribution toward the savings plan. Covanta Energy’s costs related to these savings plans were $2.6 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively and $5.8 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively.

Note 15.	Financial Instruments

ACL Warrants

On January 12, 2005, two subsidiaries of Covanta received warrants to purchase 168,230 shares of common stock of American Commercial Lines LLC (“ACL”) at $12.00 per share. The number of shares and exercise price subject to the warrants were subsequently adjusted to 672,920 shares at an exercise price of $3.00 per share, as a result of a four for one stock split effective as of August 2005. The warrants were given by certain of the former creditors of ACL under the ACL plan of reorganization. Covanta’s investment in ACL was written down to zero in 2003.

Covanta recorded the warrants as a derivative security in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Covanta recorded the warrants at their aggregate fair value of $0.8 million on the grant date and marked the warrants to their fair value of $4.5 million as of March 31, 2005. The mark to market adjustment at June 30, 2005 was an increase to the investment in ACL warrants to $5.0 million in the condensed consolidated balance sheet and a corresponding pre-tax gain on derivative instruments of $0.5 million for the three months ended June 30, 2005. In October 2005, Covanta converted the ACL warrants into shares of ACL’s common stock and sold the shares.

Interest Rate Swaps

Under its credit arrangements, Covanta Energy is required to enter into hedging arrangements for a portion of its exposure to interest rate changes with respect to its borrowings under the credit facilities. On July 8, 2005, Covanta Energy entered into two separate pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, Covanta entered into one additional pay fixed, receive

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

floating interest rate swap agreement with a notional amount of $37.5 million. These swaps were designated as cash flow hedges in accordance with SFAS 133. Accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the swaps was to decrease interest expense for the three months and six months ended June 30, 2006 by $0.5 million and $0.7 million, respectively. As of June 30, 2006, the net after-tax deferred gain in other comprehensive income was $4.6 million ($6.8 million before income taxes) which was recorded in other assets.

Note 16.	Commitments and Contingencies

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

Environmental Matters

Covanta Energy’s operations are subject to environmental regulatory laws and environmental remediation laws. Although Covanta Energy’s operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, Covanta believes that Covanta Energy is in substantial compliance with existing environmental laws and regulations.

Covanta Energy may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. In certain instances, Covanta Energy may be exposed to joint and several liabilities for remedial action or damages. Covanta Energy’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally such claims arising prior to the first petition date were resolved in and discharged by Covanta Energy’s Chapter 11 cases.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2001, the Environmental Protection Agency (“EPA”) named Covanta Energy’s wholly-owned subsidiary, Covanta Haverhill, Inc. (“Haverhill”), as one of 2,000 potentially responsible parties (“PRPs”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (“Beede site”), a former waste oil recycling facility. The total quantity of waste oil alleged by EPA to have been disposed at the Beede site is approximately 14.3 million gallons. Haverhill is alleged to have disposed of approximately 44,000 gallons of waste oil at the Beede site. On January 9, 2004, the EPA signed its Record of Decision (“ROD”) with respect to cleanup of the Beede site. The estimated cost to implement the remedial alternative selected in the ROD is $48 million, exclusive of reimbursement of past costs incurred by the EPA and the State of New Hampshire. On June 20, 2006, EPA issued a Unilateral Administrative Order (“UAO”) to a group of PRPs, including Haverhill, with respect to implementation of the Beede site cleanup. Haverhill’s ultimate liability in this matter cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs, the varying degrees of responsibility among various classes of PRPs and uncertainty as to the actions or positions that may be taken by other PRPs with respect to the UAO in the event that a settlement with EPA cannot be reached. Covanta currently believes that based on the amount of waste oil Haverhill is alleged to have sent to the Beede site in comparison to other respondent PRPs, its ultimate liability will not be material to its financial position and results of operations.

By letters dated August 13, 2004 and May 3, 2005, the EPA notified Covanta Essex Company (“Essex” and formerly named American Ref-Fuel Company of Essex County) that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area, referred to as “LPRSA”, a 17 mile stretch of river in northern New Jersey. Essex is one of at least 52 PRPs named thus far have joined the cooperating PRP group. The EPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. The EPA’s notice letters state that Essex may be liable for costs related to a proposed $10 million study of the Lower Passaic River, for certain past costs incurred by the EPA totaling approximately $2.8 million, and for unspecified natural resource damages. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for natural resource damages. Given the uncertainty, Essex has entered an arrangement with the EPA and the cooperating PRP group to settle the potential liability Essex might have for the $2.8 million in past costs incurred by the EPA, by contributing $0.25 million to the cost of the study and by sharing in certain past and ongoing legal fees and other costs of the cooperating PRP group.

Other Commitments

Covanta Energy’s other commitments as of June 30, 2006 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$293,175	$19,827	$273,348
Surety bonds	51,651	49,475	2,176

Total other commitments — net	$344,826	$69,302	$275,524

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

As of June 30, 2006, Covanta Energy had approximately $30.5 million in available capacity for additional letters of credit under its funded letter of credit facility and $90 million available capacity for letters of credit under its revolving credit facility. Covanta Energy believes that it will be able to fully perform its contracts to which these

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of Covanta Energy’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If Covanta Energy were unable to immediately repay such amounts drawn under letters of credit, unreimbursed amounts would be treated under the credit facilities as additional term loans.

The surety bonds listed on the table above relate primarily to performance obligations under contracts ($42 million) and possible closure costs for various energy projects when such projects cease operating ($9.6 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.

Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of June 30, 2006 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of June 30, 2006 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned waste-to-energy facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such liabilities at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

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

As described in Note 8. Equity in Net Income from Unconsolidated Investments of the Notes, Covanta Energy holds a 26% investment in Quezon. Covanta Energy and Quezon are both party to an agreement in which Covanta Energy assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. For the three months ended June 30, 2006 and 2005, Covanta Energy collected $7.8 million and $9.7 million, respectively, and for the six months ended June 30, 2006 and 2005, Covanta Energy collected $16.9 million and $14.6 million, respectively, for the operation and maintenance of the facility. As of June 30, 2006, the net amount due to Quezon was $1.9 million and as of December 31, 2005, the net amount due from Quezon was $0.1 million.

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

SZ Investments, Third Avenue and Laminar, representing current aggregate ownership of approximately 40.1% of Covanta’s outstanding common stock, each agreed to and participated in the ARC Holdings Rights Offering and acquired at least their respective pro rata portion of the shares. As consideration for their commitments, Covanta paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million. Covanta also agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Covanta undertake an underwritten offering within twelve months of the closing of the acquisition of ARC Holdings in order to provide such stockholders with liquidity. None of such stockholders exercised such right prior to the expiration of such period.

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

The following discussion addresses the financial condition of Covanta Holding Corporation (“Covanta”) as of June 30, 2006 and its results of operations for the three and six months ended June 30, 2006, compared with the same periods last year. It should be read in conjunction with Covanta’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Covanta’s 2005 Annual Report on Form 10-K and in the interim unaudited financial statements and notes included in the Quarterly Report on Form 10-Q for the period ended March 31, 2006, to which the reader is directed for additional information.

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

OVERVIEW

Covanta is organized as a holding company with substantially all of its current consolidated operations conducted in the waste and energy services business through its wholly-owned subsidiary Covanta Energy Corporation and its subsidiaries (“Covanta Energy”), including Covanta ARC Holdings, Inc. (“ARC Holdings”), which was acquired on June 24, 2005.

On June 24, 2005, Covanta acquired, through Covanta Energy, 100% of the issued and outstanding shares of ARC Holdings. ARC Holdings and its subsidiaries operate six waste-to-energy facilities located in the northeastern United States and TransRiver Marketing Company, L.P. (“TransRiver”), a waste procurement company. Immediately upon closing of the acquisition, ARC Holdings became a wholly-owned subsidiary of Covanta Energy, and Covanta Energy assumed control of the management and operations of the ARC Holdings facilities. ARC Holdings’ results of operations were consolidated into Covanta beginning on June 25, 2005. See Note 3. Acquisition of the Notes to Condensed Consolidated Financial Statements (“Notes”). The acquisition of ARC Holdings provided Covanta Energy with the opportunity to achieve efficiencies and economies of scale by combining its businesses with those of ARC Holdings and the opportunity to refinance its recourse debt and thereby lower its cost of capital and obtain less restrictive covenants in the credit agreements.

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

On May 26, 2006, Covanta Energy completed the repricing of its first lien term loan and first lien funded letter of credit facilities, reducing interest rates on these facilities by 0.75%. Covanta Energy also received commitments to increase its first lien term loan by $140 million, the proceeds of which were used to pay down a portion of its higher-priced second lien term loan facility. On June 30, 2006, Covanta Energy reduced the second lien term loan facility from $400 million to $260 million, and paid a required call premium of 2%. At the same time, the amount outstanding under the first lien term loan facility was increased from $229 million to $369 million. Covanta Energy’s first lien funded letter of credit and revolving credit facilities remained unchanged at $320 million and $100 million respectively. The available letters of credit under the revolving credit facility was increased to $90 million from $75 million. Management estimates that the repricing will generate pre-tax cash savings through reduced interest expense of approximately $8 million per year beginning in 2007. Covanta expects that the cash savings in 2006 will be substantially less due to the related transaction costs and call premium that was required to be paid.

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

Maintaining historic facility production levels while effectively managing operating and maintenance expense is important to optimize Covanta Energy’s long-term cash generation. Covanta Energy does not expect to receive any cash contributions from Covanta except in conjunction with certain acquisitions permitted under its principal financing arrangements, and is prohibited under such financing arrangements from using its cash to issue dividends to Covanta except in limited circumstances. For expanded discussions of liquidity, see Liquidity and Capital Resources below.

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

The ability of Covanta to utilize its NOLs to offset taxable income generated by operations in its Waste and Energy Services segment could have a material effect on Covanta’s consolidated financial condition and results of operations. Covanta had NOLs estimated to be $489 million for federal income tax purposes as of December 31, 2005. The NOLs will expire in various amounts from December 31, 2006 through December 31, 2023, if not used. The amount of NOLs available to Covanta Energy will be reduced by any taxable income generated by current members of Covanta’s consolidated tax group, which include the grantor trusts described above. During or at the conclusion of the administration of these grantor trusts by state insurance regulatory agencies, taxable income could result which could utilize a portion of Covanta’s NOLs, which in turn could accelerate the date on which Covanta may be otherwise obligated to pay cash taxes.

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

Covanta is in preliminary discussions with the Missouri Director regarding similar arrangements for distribution of Covanta common stock held by the Missouri Director to claimants of the Missouri grantor trusts. As described in Note 11. Income Taxes of the Notes, there is uncertainty as to whether all eligible claimants will receive distributions of shares of Covanta common stock from the Missouri Director. As a result of this uncertainty, Covanta has reduced the aggregate amount of its available NOLs by $46 million and reduced the valuation allowance accordingly. However, in connection with the administration or conclusion of the grantor trusts, Covanta does not expect either further reductions to its available NOLs or additional material amounts of taxable income to be recognized as a result of the conclusion of either the California or Missouri grantor trusts.

For additional detail relating to Covanta’s NOLs and risks attendant thereto, see Note 11. Income Taxes of the Notes in this Quarterly Report on Form 10-Q and Item 1A. — Risk Factors in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.

Covanta’s results of operations were favorably affected in the second quarter of 2006 by two significant cumulative adjustments for tax items related to its international business. First, consistent with Covanta’s strategy to build upon and expand its international business, Covanta intends to permanently reinvest its international earnings outside of the United States in its existing international operations and in any new international business it may develop or acquire. Accordingly, beginning in the second quarter of 2006, Covanta adopted the permanent reinvestment exception under APB 23 and recognized a benefit of $10 million in the second quarter of 2006 associated with the reversal of deferred taxes accrued on unremitted earnings of international affiliates in prior periods. See Note 11. Income Taxes of the Notes for a more complete discussion of the future impact on the undistributed earnings of Covanta’s international business. Second, on the basis of rulings which were issued by the Philippine tax authorities in June 2006 clarifying the tax deductibility of unrealized foreign exchange losses upon realization, through its equity interest in Quezon Power, Inc. (“Quezon”), Covanta recognized approximately $7 million in equity in net income in the second quarter of 2006. This amount reflected the cumulative deferred income tax benefits related to unrealized foreign exchange losses incurred in prior periods that are expected to be tax deductible for Philippine tax purposes in future years. Management does not expect to recognize similar cumulative benefits related specifically to these two adjustments in future periods.

Covanta’s Business Segments

Covanta has two reportable business segments — Waste and Energy Services and Other Services.

Waste and Energy Services

The Waste and Energy Services segment includes Covanta Energy’s domestic and international businesses. Covanta Energy’s subsidiary Covanta Power International Holdings, Inc. and its subsidiaries (“CPIH”) engage primarily in the independent power production business outside the United States.

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

RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 2005 are not representative of Covanta’s ongoing results since ARC Holdings’ results of operations were included in Covanta Energy’s consolidated results of operations from June 25, 2005 forward.

Therefore, given the significance of the ARC Holdings acquisition to Covanta’s current and future results of operations and financial condition, Covanta believes that an understanding of its reported results, trends and ongoing performance is enhanced by presenting results on a pro forma basis at both the consolidated and Waste and Energy Services segment levels for the three and six months ended June 30, 2006 and 2005. However, the pro forma results are equivalent to reported results for the three and six months ended June 30, 2006 as there are no pro forma adjustments for this period. Covanta’s consolidated and segment results of operations, as reported and where applicable, on a pro forma basis, are summarized in the tables and discussions below. The pro forma basis presentation assumes that the acquisition of ARC Holdings occurred on January 1, 2005. The pro forma adjustments are described on page 45.

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

Consolidated Results

During the third quarter of 2005, Covanta decided to combine the previously separate business segments of Insurance Services and Parent-only operations into one reportable segment referred to as “Other Services.” Certain prior period amounts, such as parent investment income, have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. Basic and diluted earnings per share and the average shares used in the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the bonus element contained in the rights offering conducted in June 2005.

Covanta’s consolidated results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	Reported		Pro Forma		Reported		Pro Forma
	2006	2005	2006	2005	2006	2005	2006	2005
	(Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS
Total operating revenues	$334,136	$199,092	$334,136	$315,714	$639,492	$373,911	$639,492	$604,223
Total operating expenses	257,448	170,278	257,448	253,005	527,286	331,238	527,286	516,633

Operating income	76,688	28,814	76,688	62,709	112,206	42,673	112,206	87,590

OTHER INCOME (EXPENSE)
Investment income	2,915	994	2,915	1,558	5,318	1,873	5,318	3,098
Interest expense	(31,814)	(18,031)	(31,814)	(28,801)	(60,297)	(28,352)	(60,297)	(58,534)
Loss on extinguishment of debt	(2,342)	—	(2,342)	—	(2,342)	—	(2,342)	—
Unrealized gain on derivative instruments, unexercised ACL warrants	—	500	—	500	—	4,218	—	4,218

Total other expense	(31,241)	(16,537)	(31,241)	(26,743)	(57,321)	(22,261)	(57,321)	(51,218)

Income before income taxes, minority interests and equity in net income from unconsolidated investments	45,447	12,277	45,447	35,966	54,885	20,412	54,885	36,372
Income tax expense	(6,662)	(4,875)	(6,662)	(16,185)	(10,925)	(7,617)	(10,925)	(16,368)
Minority interests	(2,279)	(5,589)	(2,279)	(5,608)	(2,879)	(7,139)	(2,879)	(7,195)
Equity in net income from unconsolidated investments	14,672	4,104	14,672	4,104	21,515	10,564	21,515	10,564

NET INCOME	$51,178	$5,917	$51,178	$18,277	$62,596	$16,220	$62,596	$23,373

EARNINGS PER SHARE:
Basic	$0.35	$0.06	$0.35	$0.13	$0.43	$0.16	$0.43	$0.17

Diluted	$0.35	$0.05	$0.35	$0.13	$0.43	$0.15	$0.43	$0.16

The following general discussions should be read in conjunction with the above table, the Condensed Consolidated Financial Statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income is provided in the pro forma Waste and Energy Services segment discussion and reported Other Services segment discussion below.

Consolidated Results of Operations — Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Consolidated Reported Results

Covanta’s net income increased by $45.3 million for the three months ended June 30, 2006, as compared to the same period in 2005. Operating income for the Waste and Energy Services segment increased by $48 million for the three months ended June 30, 2006, as compared to the same period in 2005. The increase in operating income resulted primarily from the ARC Holdings acquisition in the second quarter of 2005 combined with increased operating revenues, cost reduction initiatives and reduced scope of scheduled maintenance activity in the second quarter of 2006. Operating income for the Other Services segment for the three months ended June 30, 2006 was comparable to the same period in 2005.

Total investment income increased by $1.9 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to higher invested cash balances. Interest expense increased by $13.8 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to the new financing arrangements put into place as part of the ARC Holdings acquisition in June 2005 and the write-off of $4.5 million of deferred financing costs related to the amendments to the financing arrangements in May 2006. As a result of the amendments to the financing arrangements, a loss on extinguishment of debt of $2.3 million was recognized for the three months ended June 30, 2006. Equity in net income from unconsolidated investments increased by $10.6 million for the three months ended June 30, 2006, as compared to the same period in 2005, due to improved performance at the Quezon facility, which was primarily because the facility conducted a major scheduled turbine-generator maintenance project in 2005, combined with a $7 million cumulative deferred income tax benefit related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years. Quezon recorded this cumulative deferred income tax benefit in the period ended June 30, 2006 on the basis of rulings which were issued by the Philippine tax authorities in June 2006 clarifying the tax deductibility of such losses upon realization. Income tax expense increased by $1.8 million for the three months ended June 30, 2006, as compared to the same period in 2005. This increase was primarily due to higher taxable income, primarily from the ARC Holdings acquisition, offset by a one-time tax benefit of $10 million recorded during the three months ended June 30, 2006 associated with the adoption of the permanent reinvestment exception under APB Opinion No. 23 “Accounting for Income Taxes — Special Areas” (“APB 23”) as discussed in Note 11. Income Taxes of the Notes.

Consolidated Pro Forma Results

Covanta’s net income increased by $32.9 million for the three months ended June 30, 2006, as compared to the same period in 2005. Operating income for the Waste and Energy Services segment increased by $14.1 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to higher operating revenues, cost reduction initiatives and reduced scope of scheduled maintenance activity in the second quarter of 2006. Operating income for the Other Services segment for the three months ended June 30, 2006 was comparable to the same period in 2005.

Total investment income increased by $1.4 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to higher invested cash balances. Interest expense increased by $3 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to the write-off of $4.5 million of deferred financing costs related to the amendments to the financing arrangements in May 2006 offset by lower outstanding debt balances. As a result of the amendments to the financing arrangements, a loss on extinguishment of debt of $2.3 million was recognized for the three months ended June 30, 2006. Equity in net income from unconsolidated investments increased by $10.6 million for the three months ended June 30, 2006, as compared to the same period in 2005, due to improved performance at the Quezon facility, which was primarily because the facility conducted a major scheduled turbine-generator maintenance project in 2005, combined with a $7 million cumulative deferred income tax benefit related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years. Quezon recorded this cumulative deferred income tax benefit in the period ended June 30, 2006 on the basis of rulings which were issued by the Philippine tax authorities in June 2006 clarifying the tax deductibility of such losses upon realization. Income tax expense decreased by $9.5 million for the three months ended June 30, 2006, as compared to the same period in 2005. This decrease was primarily due a one-time tax benefit of $10 million recorded during the three months ended June 30, 2006 associated with the adoption of the permanent reinvestment exception under APB 23 as discussed in Note 11. Income Taxes of the Notes.

Consolidated Results of Operations — Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Consolidated Reported Results

Covanta’s net income increased by $46.4 million for the six months ended June 30, 2006, as compared to the same period in 2005. Operating income for the Waste and Energy Services segment increased by $69.6 million for the six months ended June 30, 2006, as compared to the same period in 2005. The increase in operating income resulted primarily from the ARC Holdings acquisition in the second quarter of 2005 combined with increased operating revenues, cost reduction initiatives and reduced scope of scheduled maintenance activity in the second quarter of 2006. Operating income for the Other Services segment for the six months ended June 30, 2006 was comparable to the same period in 2005.

Total investment income increased by $3.4 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to higher invested cash balances. Interest expense increased by $31.9 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to the new financing arrangements put into place as part of the ARC Holdings acquisition in June 2005 and the write-off of $4.5 million of deferred financing costs related to the amendments to the financing arrangements in May 2006. As a result of the amendments to the financing arrangements, a loss on extinguishment of debt of $2.3 million was recognized for the six months ended June 30, 2006. Equity in net income from unconsolidated investments increased by $11 million for the six months ended June 30, 2006, as compared to the same period in 2005, due to improved performance at the Quezon facility, which was primarily because the facility conducted a major scheduled turbine-generator maintenance project in 2005, combined with a $7 million cumulative deferred income tax benefits related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years. Quezon recorded this cumulative deferred income tax benefit in the period ended June 30, 2006 on the basis of rulings which were issued by the Philippine tax authorities in June 2006 clarifying the tax deductibility of such losses upon realization. Income tax expense increased by $3.3 million for the six months ended June 30, 2006, as compared to the same period in 2005. This increase was primarily due to higher taxable income primarily from the ARC Holdings acquisition offset by a one-time tax benefit of $10 million recorded during the six months ended June 30, 2006 associated with the adoption of the permanent reinvestment exception under APB 23 as discussed in Note 11. Income Taxes of the Notes. Covanta recorded a pre-tax unrealized gain on derivative instruments of $4.2 million for the six months ended June 30, 2005 related to its investment in American Commercial Lines LLC (“ACL”) warrants which was liquidated in October 2005 as discussed in Note 15. Financial Instruments of the Notes.

Consolidated Pro Forma Results

Covanta’s net income increased by $39.2 million for the six months ended June 30, 2006, as compared to the same period in 2005. Operating income for the Waste and Energy Services segment increased by $24.7 million for the six months ended June 30, 2006, as compared to the same period 2005, primarily due to higher operating revenues, cost reduction initiatives and reduced scope of scheduled maintenance activity during the six months ended June 30, 2006. Operating income for the Other Services segment for the six months ended June 30, 2006 was comparable to the same period in 2005.

Total investment income increased by $2.2 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to higher invested cash balances. Interest expense increased by $1.8 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to the write-off of $4.5 million of deferred financing costs related to the amendments to the financing arrangements in May 2006 offset by lower outstanding debt balances. As a result of the amendments to the financing arrangements, a loss on extinguishment of debt of $2.3 million was recognized for the six months ended June 30, 2006. Equity in net income from unconsolidated investments increased by $11 million for the six months ended June 30, 2006, as compared to the same period in 2005, due to improved performance at the Quezon facility, which was primarily because the facility conducted a major scheduled turbine-generator maintenance project in 2005, combined with a $7 million cumulative deferred income tax benefit related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years. Quezon recorded this cumulative deferred income tax benefit in the period ended June 30, 2006 on the basis of rulings which were issued by the Philippine tax authorities in June 2006 clarifying the tax deductibility of such losses upon realization. Income tax expense decreased by $5.4 million for the six months ended June 30, 2006, as compared to the same period in 2005. This decrease was primarily due a one-time tax benefit of $10 million recorded during the six months ended June 30, 2006 associated with the adoption of the permanent reinvestment exception under APB 23 as discussed in Note 11. Income Taxes of the Notes. Covanta recorded a pre-tax unrealized gain on derivative instruments of $4.2 million for the six months ended June 30, 2005 related to its investment in ACL warrants which was liquidated in October 2005 as discussed in Note 15. Financial Instruments of the Notes.

Waste and Energy Services Results

Waste and Energy Services results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	Reported		Pro Forma		Reported		Pro Forma
	2006	2005	2006	2005	2006	2005	2006	2005
	(Unaudited)

Waste and service revenues	$213,501	$131,108	$213,501	$208,354	$404,870	$242,448	$404,870	$393,100
Electricity and steam sales	116,413	63,437	116,413	102,813	225,591	122,225	225,591	201,885
Other operating revenues	707	711	707	711	1,576	1,401	1,576	1,401

Total operating revenues	330,621	195,256	330,621	311,878	632,037	366,074	632,037	596,386

Plant operating expenses	174,561	122,923	174,561	171,254	360,719	241,199	360,719	347,952
Depreciation and amortization	48,820	17,830	48,820	45,738	95,200	33,476	95,200	91,226
Net interest expense on project debt	15,293	10,079	15,293	17,314	31,291	19,712	31,291	34,902
Other operating (income) expense	(1,128)	(1,110)	(1,128)	(1,977)	(1,386)	(360)	(1,386)	159
General and administrative expenses	16,469	12,488	16,469	17,048	34,290	25,104	34,290	34,922
Restructuring charges	—	2,655	—	—	—	2,655	—	—
Acquisition-related charges	—	1,785	—	—	—	1,980	—	—

Total operating expenses	254,015	166,650	254,015	249,377	520,114	323,766	520,114	509,161

Operating income	$76,606	$28,606	$76,606	$62,501	$111,923	$42,308	$111,923	$87,225

The following business segment discussion is presented on a pro forma basis only. Management believes that due to the significance of the ARC Holdings acquisition to Covanta’s current and future results of operations and financial condition that an understanding of Covanta’s reported results, trends and ongoing performance is enhanced by a discussion of the Waste and Energy Services segment on a pro forma basis. However, the pro forma results are equivalent to reported results for the three and six months ended June 30, 2006 as there are no pro forma adjustments for this period. The following general discussion should be read in conjunction with the above table, the Condensed Consolidated Financial Statements and the Notes. Additional detail on comparable revenues, costs and expenses, and operating income, within the Waste and Energy Services segment is provided in the pro forma domestic and international business discussion below.

Operating income increased by $14.1 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to increased revenues. Total operating revenues increased $18.7 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily from increased domestic revenues due to contract fee escalations and higher energy prices in 2006, in addition to higher tariffs in the international business. Total operating expenses for the three months ended June 30, 2006 increased by $4.6 million, as compared to the same period in 2005, primarily due to higher plant operating expenses. Additional information regarding changes in revenues and expenses is provided below in the discussion of domestic and international businesses comprising the Waste and Energy Services segment.

Operating income increased by $24.7 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to increased revenues. Total operating revenues increased $35.7 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily from increased domestic revenues due to contract fee escalations and higher energy prices in 2006, in addition to higher tariffs in the international business. Total operating expenses for the six months ended June 30, 2006 increased by $11 million, as compared to the same period in 2005, primarily due to higher plant operating expenses. Additional information regarding changes in revenues and expenses is provided below in the discussion of domestic and international businesses comprising the Waste and Energy Services segment.

Domestic Business

The domestic business results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	Reported		Pro Forma		Reported		Pro Forma
	2006	2005	2006	2005	2006	2005	2006	2005
	(Unaudited)

Waste and service revenues	$212,642	$129,547	$212,642	$206,793	$402,580	$239,144	$402,580	$389,796
Electricity and steam sales	72,672	28,675	72,672	68,051	144,436	53,237	144,436	132,897
Other operating revenues	707	711	707	711	1,576	1,401	1,576	1,401

Total operating revenues	286,021	158,933	286,021	275,555	548,592	293,782	548,592	524,094

Plant operating expenses	141,230	97,738	141,230	146,069	299,009	190,702	299,009	297,455
Depreciation and amortization	46,693	15,614	46,693	43,522	90,916	29,141	90,916	86,891
Net interest expense on project debt	13,606	7,997	13,606	15,232	27,530	15,704	27,530	30,894
Other operating (income) expense	225	(1,266)	225	(2,133)	351	(551)	351	(32)
General and administrative expenses	15,576	11,289	15,576	15,849	32,306	22,644	32,306	32,462
Acquisition-related charges	—	1,785	—	—	—	1,980	—	—

Total operating expenses	217,330	133,157	217,330	218,539	450,112	259,620	450,112	447,670

Operating income	$68,691	$25,776	$68,691	$57,016	$98,480	$34,162	$98,480	$76,424

Waste and Energy Domestic Business Results of Operations — Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

The following discussion is presented on a pro forma basis only.

Total domestic revenue increased by $10.5 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to contract fee escalation and higher energy and scrap metal prices as described below.

Waste and service revenues increased by $5.9 million for the three months ended June 30, 2006, as compared to the same period in 2005.

•	Revenue from waste-to-energy projects structured with Service Fee arrangements was comparable to the same period in 2005. Revenues increased $4.4 million primarily due to contractual escalations and higher additional waste service fees offset by a reduction of $4.4 million related to lower revenues earned explicitly to service debt;

•	Revenue from waste-to-energy projects structured with Tip Fee arrangements increased by $3.7 million. Revenues increased by $1.5 million primarily driven by favorable pricing for waste handled and $2.2 million due to the emergence of a subsidiary from bankruptcy in December 2005; and

•	Other waste and service fee revenues increased by $2.2 million primarily due to higher pricing for scrap metal.

Electricity and steam sales increased $4.6 million for the three months ended June 30, 2006, as compared to the same period in 2005. Revenues increased by $3.4 million primarily due to higher energy rates and $1.2 million primarily due to the emergence of a subsidiary from bankruptcy in December 2005.

Plant operating expenses decreased by $4.8 million for the three months ended June 30, 2006, as compared to the same period in 2005. The decrease was primarily due to scope and timing of scheduled plant maintenance and cost reduction initiatives offset by normal cost escalation such as wages and the emergence of a subsidiary from bankruptcy in December 2005.

Depreciation and amortization increased by $3.2 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to additions of property, plant and equipment and the emergence of a subsidiary from bankruptcy in December 2005.

Net interest expense on project debt decreased by $1.6 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to lower project debt balances.

Other operating income decreased by $2.4 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to a gain at a facility related to debt refinancing in April 2005.

General and administrative expenses for the three months ended June 30, 2006 were comparable to the same period in 2005 primarily due to wage escalations and increased development spending offset by additional synergies from the ARC Holdings acquisition.

Waste and Energy Domestic Business Results of Operations — Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

The following discussion is presented on a pro forma basis only.

Total domestic revenue increased by $24.5 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to contract fee escalation and higher energy and scrap metal prices as described below.

Waste and service revenues increased by $12.8 million for the six months ended June 30, 2006, as compared to the same period in 2005.

•	Revenue from waste-to-energy projects structured with Service Fee arrangements increased by $2.5 million. Revenues increased by $8 million primarily due to contractual escalations and higher additional waste service fees offset by a reduction of $5.5 million related to lower revenues earned explicitly to service debt;

•	Revenue from waste-to-energy projects structured with Tip Fee arrangements increased by $6.8 million. Revenues increased by $2.7 million primarily driven by favorable pricing for waste handled and $4.1 million primarily due to the emergence of a subsidiary from bankruptcy in December 2005; and

•	Other waste and service fee revenues increased by $3.5 million primarily due to higher pricing for scrap metal.

Electricity and steam sales increased by $11.5 million for the six months ended June 30, 2006, as compared to the same period in 2005. Revenues increased by $9.1 million primarily due to higher energy rates and increased production, and $2.4 million primarily due to the emergence of a subsidiary from bankruptcy in December 2005.

Plant operating expenses increased by $1.6 million for the six months ended June 30, 2006, as compared to the same period in 2005. The increase was primarily due to normal cost escalation such as wages and the emergence of a subsidiary from bankruptcy in December 2005, partially offset by scope and timing of scheduled plant maintenance and cost reduction initiatives.

Depreciation and amortization increased by $4 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to additions to property, plant and equipment and the emergence of a subsidiary from bankruptcy in December 2005.

Net interest expense on project debt decreased $3.4 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily as a result of lower project debt balances.

Other operating expense for the six months ended June 30, 2006 was comparable to the same period in 2005.

General and administrative expenses for the six months ended June 30, 2006 were comparable to the same period in 2005 primarily due to wage escalations and increased development spending offset by additional synergies from the ARC Holdings acquisition.

International Business

The international business results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	Reported		Pro Forma		Reported		Pro Forma
	2006	2005	2006	2005	2006	2005	2006	2005
	(Unaudited)

Waste and service revenues	$859	$1,561	$859	$1,561	$2,290	$3,304	$2,290	$3,304
Electricity and steam sales	43,741	34,762	43,741	34,762	81,155	68,988	81,155	68,988

Total operating revenues	44,600	36,323	44,600	36,323	83,445	72,292	83,445	72,292

Plant operating expenses	33,331	25,185	33,331	25,185	61,710	50,497	61,710	50,497
Depreciation and amortization	2,127	2,216	2,127	2,216	4,284	4,335	4,284	4,335
Net interest expense on project debt	1,687	2,082	1,687	2,082	3,761	4,008	3,761	4,008
Other operating (income) expense	(1,353)	156	(1,353)	156	(1,737)	191	(1,737)	191
General and administrative expenses	893	1,199	893	1,199	1,984	2,460	1,984	2,460
Restructuring charges	—	2,655	—	—	—	2,655	—	—

Total operating expenses	36,685	33,493	36,685	30,838	70,002	64,146	70,002	61,491

Operating income	$7,915	$2,830	$7,915	$5,485	$13,443	$8,146	$13,443	$10,801

Waste and Energy International Business Results of Operations — Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

The following discussion is presented on a pro forma basis only.

Total revenues for the international business for the three months ended June 30, 2006 increased by $8.3 million, as compared to the same period in 2005, primarily due to a $9.8 million increase in tariff revenues at both Indian facilities resulting from higher fuel costs, partially offset by a $1.9 million decrease in revenues from the Huantai facility in China due to lower electricity and steam sales in the second quarter of 2006 combined with the sale of the facility during the second quarter of 2006.

Plant operating expenses increased by $8.1 million for the three months ended June 30, 2006, as compared to the same period in 2005. Plant operating expenses increased primarily as a result of $10.1 million in higher fuel costs at both Indian facilities partially offset by a $1.9 million decrease at the Huantai facility in China due to lower generation combined with the sale of the facility during the second quarter of 2006.

Depreciation and amortization for the three months ended June 30, 2006 was comparable to the same period in 2005.

Net interest expense on project debt decreased by $0.4 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to the scheduled quarterly pay down of project debt at both Indian facilities.

Other operating income increased by $1.5 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to a $1.2 million gain on the sale of the Huantai facility in China during second quarter of 2006 and a $0.4 million gain on the sale of inventory that was previously written off at a facility in the Philippines during the second quarter of 2006.

General and administrative expenses for the three months ended June 30, 2006 were comparable to the same period in 2005.

Waste and Energy International Business Results of Operations — Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

The following discussion is presented on a pro forma basis only.

Total revenues for the international business for the six months ended June 30, 2006 increased by $11.2 million, as compared to the same period in 2005, primarily due to a $14.3 million increase in tariff revenues at both Indian facilities resulting from higher fuel costs, partially offset by a $3.9 million decrease in revenues from the Huantai facility in China due to lower electricity and steam sales in 2006 combined with the sale of the facility during the second quarter of 2006.

Plant operating expenses increased by $11.2 million for the six months ended June 30, 2006, as compared to the same period in 2005. Plant operating expenses increased primarily as a result of $13.7 million in higher fuel costs at both Indian facilities, partially offset by a $2.8 million decrease at the Huantai facility in China due to lower generation combined with the sale of the facility during the second quarter of 2006.

Depreciation and amortization for the six months ended June 30, 2006 was comparable to the same period in 2005.

Net interest expense on project debt decreased by $0.3 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to the scheduled quarterly pay down of project debt at both Indian facilities.

Other operating income increased by $1.9 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to a $1.2 million gain on the sale of the Huantai facility in China during the second quarter of 2006 and a $0.4 million gain on the sale of inventory at a facility in the Philippines during the second quarter of 2006.

General and administrative expenses decreased by $0.5 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to lower personnel costs in 2006.

Other Services Results

Other Services reported results of operations are presented in the table below (in thousands of dollars):

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)

OPERATING REVENUES:
Net earned premiums	$3,077	$3,383	$6,603	$6,854
Net investment income	416	483	830	980
Net realized investment losses	(15)	(70)	(26)	(80)
Other income	37	40	48	83

Total other operating revenues	3,515	3,836	7,455	7,837
Depreciation and amortization	18	27	35	55
Other operating expenses	2,648	2,806	5,596	5,718
General and administrative expenses	767	795	1,541	1,699

Total operating expenses	3,433	3,628	7,172	7,472

Operating income	$82	$208	$283	$365

Net earned premiums and other operating expenses for the three and six months ended June 30, 2006 were comparable to the same period in 2005. Other operating expenses consists of net loss and loss adjustment expenses (“LAE”), and policy acquisition costs as described below. General and administrative expenses were comparable for the three months ended June 30, 2006 as compared to the same period in 2005 and decreased by $0.2 million for the six months ended June 30, 2006 as compared to the same period in 2005 due primarily to reductions in administrative personnel and rent in the insurance business.

The loss and LAE ratio for the three and six months ended June 30, 2006 was comparable to the same periods in 2005 due to the consistent performance of the private passenger auto programs. The resulting loss and LAE ratios were 64.3% and 66.5% for the six months ended June 30, 2006 and 2005, respectively. As a percentage of net earned premiums, policy acquisition costs were 20.5% and 17.0% for the six months ended June 30, 2006 and 2005, respectively. Policy acquisition costs increased in 2006 compared to the 2005 period due to the elimination of the ceding commissions earned under the quota share reinsurance agreements that were in effect during 2005.

PRO FORMA RECONCILIATIONS

The following tables provide reconciliations from the as reported results to the pro forma results presented above for Covanta and its Waste and Energy Services segment where applicable (in thousands of dollars, except per share amounts). Notes to the pro forma reconciliations begin directly after the tables.

CONSOLIDATED PRO FORMA RECONCILIATIONS

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005
		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
	(Unaudited)

Operating revenues
Waste and service revenues	$213,501	$—	$—	$213,501	$131,108	$76,319	$927	$208,354
Electricity and steam sales	116,413	—	—	116,413	63,437	39,376	—	102,813
Other operating revenues	4,222	—	—	4,222	4,547	—	—	4,547

Total operating revenues	334,136	—	—	334,136	199,092	115,695	927	315,714

Operating expenses
Plant operating expenses	174,561	—	—	174,561	122,923	46,709	1,622	171,254
Depreciation and amortization expense	48,838	—	—	48,838	17,857	27,294	614	45,765
Net interest expense on project debt	15,293	—	—	15,293	10,079	6,646	589	17,314
Other operating expenses	1,520	—	—	1,520	1,696	(867)	—	829
General and administrative expenses	17,236	—	—	17,236	13,283	44,663	(40,103)	17,843
Restructuring charges	—	—	—	—	2,655	—	(2,655)	—
Acquisition-related charges	—	—	—	—	1,785	—	(1,785)	—

Total operating expenses	257,448	—	—	257,448	170,278	124,445	(41,718)	253,005

Operating income	76,688	—	—	76,688	28,814	(8,750)	42,645	62,709

Other income (expenses)
Investment income	2,915	—	—	2,915	994	564	—	1,558
Interest expense	(31,814)	—	—	(31,814)	(18,031)	(12,786)	2,016	(28,801)
Loss on extinguishment of debt	(2,342)	—	—	(2,342)	—	—	—	—
Gain on derivative instruments, ACL warrants	—	—	—	—	500	—	—	500

Total other expenses	(31,241)	—	—	(31,241)	(16,537)	(12,222)	2,016	(26,743)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	45,447	—	—	45,447	12,277	(20,972)	44,661	35,966
Income tax expense	(6,662)	—	—	(6,662)	(4,875)	4,774	(16,084)	(16,185)
Minority interests	(2,279)	—	—	(2,279)	(5,589)	(19)	—	(5,608)
Equity in net income of unconsolidated investments	14,672	—	—	14,672	4,104	—	—	4,104

Net income	$51,178	$—	$—	$51,178	$5,917	$(16,217)	$28,577	$18,277

Earnings Per Share:
Basic	$0.35			$0.35	$0.06			$0.13

Diluted	$0.35			$0.35	$0.05			$0.13

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
	(Unaudited)

Operating revenues
Waste and service revenues	$404,870	$—	$—	$404,870	$242,448	$148,792	$1,860	$393,100
Electricity and steam sales	225,591	—	—	225,591	122,225	79,660	—	201,885
Other operating revenues	9,031	—	—	9,031	9,238	—	—	9,238

Total operating revenues	639,492	—	—	639,492	373,911	228,452	1,860	604,223

Operating expenses
Plant operating expenses	360,719	—	—	360,719	241,199	103,617	3,136	347,952
Depreciation and amortization expense	95,235	—	—	95,235	33,531	57,032	718	91,281
Net interest expense on project debt	31,291	—	—	31,291	19,712	13,964	1,226	34,902
Other operating expenses	4,210	—	—	4,210	5,358	519	—	5,877
General and administrative expenses	35,831	—	—	35,831	26,803	52,133	(42,315)	36,621
Restructuring charges	—	—	—	—	2,655	—	(2,655)	—
Acquisition-related charges	—	—	—	—	1,980	—	(1,980)	—

Total operating expenses	527,286	—	—	527,286	331,238	227,265	(41,870)	516,633

Operating income	112,206	—	—	112,206	42,673	1,187	43,730	87,590

Other income (expenses)
Investment income	5,318	—	—	5,318	1,873	1,225	—	3,098
Interest expense	(60,297)	—	—	(60,297)	(28,352)	(26,368)	(3,814)	(58,534)
Loss on extinguishment of debt	(2,342)	—	—	(2,342)	—	—	—	—
Gain on derivative instruments, ACL warrants	—	—	—	—	4,218	—	—	4,218

Total other expenses	(57,321)	—	—	(57,321)	(22,261)	(25,143)	(3,814)	(51,218)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	54,885	—	—	54,885	20,412	(23,956)	39,916	36,372
Income tax expense	(10,925)	—	—	(10,925)	(7,617)	6,033	(14,784)	(16,368)
Minority interest	(2,879)	—	—	(2,879)	(7,139)	(56)	—	(7,195)
Equity in net income of unconsolidated investments	21,515	—	—	21,515	10,564	—	—	10,564

Net income	$62,596	$—	$—	$62,596	$16,220	$(17,979)	$25,132	$23,373

Earnings Per Share:
Basic	$0.43			$0.43	$0.16			$0.17

Diluted	$0.43			$0.43	$0.15			$0.16

WASTE AND ENERGY SERVICES PRO FORMA RECONCILIATIONS

Domestic

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005
		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
	(Unaudited)

Operating revenues
Waste and service revenues	$212,642	$—	$—	$212,642	$129,547	$76,319	$927	$206,793
Electricity and steam sales	72,672	—	—	72,672	28,675	39,376	—	68,051
Other operating revenues	707	—	—	707	711	—	—	711

Total operating revenues	286,021	—	—	286,021	158,933	115,695	927	275,555

Operating expenses
Plant operating expenses	141,230	—	—	141,230	97,738	46,709	1,622	146,069
Depreciation and amortization expense	46,693	—	—	46,693	15,614	27,294	614	43,522
Net interest expense on project debt	13,606	—	—	13,606	7,997	6,646	589	15,232
Other operating expenses	225	—	—	225	(1,266)	(867)	—	(2,133)
General and administrative expenses	15,576	—	—	15,576	11,289	44,663	(40,103)	15,849
Acquisition-related charges	—	—	—	—	1,785	—	(1,785)	—

Total operating expenses	217,330	—	—	217,330	133,157	124,445	(39,063)	218,539

Operating income	$68,691	$—	$—	$68,691	$25,776	$(8,750)	$39,990	$57,016

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
		Acquisition	Pro Foma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
	(Unaudited)

Operating revenues
Waste and service revenues	$402,580	$—	$—	$402,580	$239,144	$148,792	$1,860	$389,796
Electricity and steam sales	144,436	—	—	144,436	53,237	79,660	—	132,897
Other operating revenues	1,576	—	—	1,576	1,401	—	—	1,401

Total operating revenues	548,592	—	—	548,592	293,782	228,452	1,860	524,094

Operating expenses
Plant operating expenses	299,009	—	—	299,009	190,702	103,617	3,136	297,455
Depreciation and amortization expense	90,916	—	—	90,916	29,141	57,032	718	86,891
Net interest expense on project debt	27,530	—	—	27,530	15,704	13,964	1,226	30,894
Other operating expenses	351	—	—	351	(551)	519	—	(32)
General and administrative expenses	32,306	—	—	32,306	22,644	52,133	(42,315)	32,462
Acquisition-related charges	—	—	—	—	1,980	—	(1,980)	—

Total operating expenses	450,112	—	—	450,112	259,620	227,265	(39,215)	447,670

Operating income	$98,480	$—	$—	$98,480	$34,162	$1,187	$41,075	$76,424

International

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005
		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
	(Unaudited)

Operating revenues
Waste and service revenues	$859	$—	$—	$859	$1,561	$—	$—	$1,561
Electricity and steam sales	43,741	—	—	43,741	34,762	—	—	34,762
Other operating revenues	—	—	—	—	—	—	—	—

Total operating revenues	44,600	—	—	44,600	36,323	—	—	36,323

Operating expenses
Plant operating expenses	33,331	—	—	33,331	25,185	—	—	25,185
Depreciation and amortization expense	2,127	—	—	2,127	2,216	—	—	2,216
Net interest expense on project debt	1,687	—	—	1,687	2,082	—	—	2,082
Other operating expenses	(1,353)	—	—	(1,353)	156	—	—	156
General and administrative expenses	893	—	—	893	1,199	—	—	1,199
Restructuring charges	—	—	—	—	2,655	—	(2,655)	—

Total operating expenses	36,685	—	—	36,685	33,493	—	(2,655)	30,838

Operating income	$7,915	$—	$—	$7,915	$2,830	$—	$2,655	$5,485

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
	(Unaudited)

Operating revenues
Waste and service revenues	$2,290	$—	$—	$2,290	$3,304	$—	$—	$3,304
Electricity and steam sales	81,155	—	—	81,155	68,988	—	—	68,988
Other operating revenues	—	—	—	—	—	—	—	—

Total operating revenues	83,445	—	—	83,445	72,292	—	—	72,292

Operating expenses
Plant operating expenses	61,710	—	—	61,710	50,497	—	—	50,497
Depreciation and amortization expense	4,284	—	—	4,284	4,335	—	—	4,335
Net interest expense on project debt	3,761	—	—	3,761	4,008	—	—	4,008
Other operating expenses	(1,737)	—	—	(1,737)	191	—	—	191
General and administrative expenses	1,984	—	—	1,984	2,460	—	—	2,460
Restructuring charges	—	—	—	—	2,655	—	(2,655)	—

Total operating expenses	70,002	—	—	70,002	64,146	—	(2,655)	61,491

Operating income	$13,443	$—	$—	$13,443	$8,146	$—	$2,655	$10,801

Notes to Pro Forma Reconciliations

Pro Forma Assumptions

The unaudited pro forma condensed consolidated financial statements reflect the following assumptions:

Covanta Energy Transactions:

•	The debt structure of Covanta Energy and CPIH that was in place upon Covanta Energy’s emergence from bankruptcy on March 10, 2004, was assumed to be refinanced, prior to the amendment to the credit facilities on May 26, 2006, in connection with the acquisition of ARC Holdings as of January 1, 2005 as more fully described in Note 3. Acquisition of the Notes.

ARC Holdings Transactions:

•	Covanta, through Covanta Energy, purchased 100% of the issued and outstanding shares of ARC Holdings’ capital stock on January 1, 2005 on the same terms described in Note 3. Acquisition of the Notes.

Acquisition Activity:

•	Represents ARC Holdings’ actual results of operations for the period of April 1, 2005 through June 24, 2005 and the period of January 1, 2005 through June 24, 2005.

Pro Forma Adjustments

The following are a summary of the pro forma adjustments made:

•	Waste and service revenues: To record additional revenues prior to June 25, 2005 as a result of conforming debt service revenue recognition at ARC Holdings subsidiaries to Covanta Energy’s debt service revenue recognition policy, which policy has been implemented by ARC Holdings since its acquisition.

•	Plant operating expenses: To record as rent expense the net impact of the change in the fair value of a lease owned by an operating subsidiary of ARC Holdings as of January 1, 2005.

•	Depreciation and amortization expense: To reverse ARC Holdings’ historical depreciation and amortization expense and to record pro forma depreciation and amortization expense based on fair values assigned to ARC Holdings’ property, plant and equipment and amortizable intangible assets prior to its respective acquisition date.

•	Net interest expense on project debt: To reverse ARC Holdings’ project debt prior bond issuance cost amortization and to record the impact of fair value adjustments to ARC Holdings’ project debt prior to its acquisition date.

•	General and administrative expenses: To reverse ARC Holdings’ executive compensation and related expenses in the periods prior to the acquisition date.

•	Acquisition-related charges: To reverse employee bonuses and integration expenses as a result of the acquisition of ARC Holdings.

•	Interest expense: To reverse ARC Holdings’ pre-acquisition period amortization of deferred financing costs; to record the impact of the fair value adjustment to the intermediate debt of ARC Holdings; to record the effect of the fair value adjustment associated with terminating an obligation to one of ARC Holdings’ prior owners; and to record the net adjustment to interest expense as a result of the initial capital structure of Covanta Energy, prior to the amendment to the credit facilities on May 26, 2006, described in Management’s Discussion and Analysis of Liquidity and Capital Resources below.

Additionally, in the second quarter ended June 30, 2006, management revised its LIBOR interest rate assumption which affected the previously disclosed pro forma results for the period ended March 31, 2005 in the Quarterly Report on Form 10-Q for the period ended March 31, 2006. The impact was to reduce pro forma net income by $1 million and reduce pro forma basic and diluted earnings per share each by $0.01. Such revision has been reflected in the six months ended June 30, 2005 pro forma net income and basic and diluted earnings per share disclosed in this Quarterly Report on Form 10-Q.

•	Income tax expense: To record the adjustment for the estimated income tax effects associated with the pro forma adjustments to pre-tax income and arrive at a blended assumed effective tax rate of 45% for both the three and six months ended June 30, 2005.

•	Basic and diluted earnings per share and the weighted average shares outstanding used in the calculation of basic and diluted earnings per share of common stock and shares of common stock outstanding for the pro forma three and six months ended June 30, 2005 have been adjusted to reflect the issuance, as of January 1, 2005, of 66.7 million shares pursuant to a pro rata rights offering to all of Covanta’s stockholders on June 24, 2005 in connection with the ARC Holdings acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The information set forth below regarding liquidity and capital resources is presented according to Covanta’s consolidated operations and Covanta’s business segments of Waste and Energy Services and Other Services. For information related to the Covanta Energy May 26, 2006 credit agreement repricing, see Financing Arrangements below.

Capital Resources and Commitments

The following chart summarizes the various components and amounts of Covanta Energy’s project debt, intermediate debt and Credit Facilities as of June 30, 2006 (in millions of dollars):

Cash Flow and Liquidity

Summary

Covanta’s sources of funds are its investments and financing activities (including offerings of equity and/or debt securities), as well as dividends, if any, and other payments received from Covanta Energy and NAICC. Under its financing arrangements, Covanta Energy’s ability to pay dividends to Covanta is limited, except in certain circumstances. Various state insurance requirements restrict the amounts that may be transferred to Covanta in the form of dividends or loans from Covanta’s insurance subsidiaries without prior regulatory approval. Currently, NAICC cannot pay dividends or make loans to Covanta.

Summarized cash flow information for Covanta’s business segments reconciled to the condensed consolidated statements of cash flows is as follows (in thousands of dollars):

	Six Months Ended June 30, 2006
	Waste and
	Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$116,105	$(1,575)	$—	$114,530
Net cash (used in) provided by investing activities(1)	(22,630)	3,764	—	(18,866)
Net cash (used in) provided by financing activities	(79,010)	21,271	—	(57,739)

Net increase in cash and cash equivalents	$14,465	$23,460	$—	$37,925

	Six Months Ended June 30, 2005
	Waste and
	Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$67,426	$(9,642)	$—	$57,784
Net cash (used in) provided by investing activities(2)	(693,387)	(374,291)	384,954	(682,724)
Net cash provided by (used in) financing activities	665,579	392,221	(384,954)	672,846

Net increase in cash and cash equivalents	$39,618	$8,288	$—	$47,906

(1)	Waste and Energy Services is net of proceeds of $3.6 million from the sale of a facility in China.

(2)	Waste and Energy Services is net of cash acquired of ARC Holdings of $62.4 million.

Waste and Energy Services Segment

Cash provided by operating activities was $116.1 million and $67.4 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash flow from operating activities was primarily due to operations acquired in the ARC Holdings acquisition. Net cash used in investing activities was $22.6 million in the six months ended June 30, 2006 and was primarily due to the purchase of property, plant and equipment. Net cash used in financing activities was $79 million for the year ended June 30, 2006 and was primarily driven by the payment of debt partially offset by a decrease in restricted funds held in trust.

Restricted funds held in trust were $432.6 million as of June 30, 2006. Restricted funds held in trust are primarily amounts received and held by third party trustees relating to projects owned by Covanta Energy, and which may be used only for specified purposes. These payments are made directly to the trustee primarily for related project debt and are held by it until paid to project debt holders. Covanta does not have access to these funds. In addition, as of June 30, 2006, Covanta had $19.6 million in cash held in restricted accounts to pay for certain taxes which may be due relating to the period prior to Covanta Energy’s bankruptcy and that are estimated to be paid in the future. Cash held in such reserve accounts is not available for general corporate purposes.

Generating sufficient cash to meet Covanta Energy’s liquidity needs, pay down its debt and invest in its business remains an important objective of management. Maintaining historic facility production levels while effectively managing operating and maintenance expenses is important to optimize Covanta Energy’s long-term cash generation. Covanta Energy does not expect to receive any cash contributions from Covanta except in connection with certain acquisitions permitted under its principal financing arrangements, and is prohibited under such financing arrangements from using its cash to issue dividends to Covanta except in limited circumstances.

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

Covanta Energy’s receipt of cash from its international projects is also subject to satisfaction of financial tests and other covenants contained in applicable project debt arrangements. A material portion of cash from Covanta Energy’s international projects are received semi-annually, during the second and fourth quarters.

Covanta believes that when combined with its other sources of liquidity, Covanta Energy’s operations generate sufficient cash to meet operational needs, capital expenditures, and service debt due prior to maturity. Management will also seek to enhance Covanta Energy’s cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. Covanta Energy’s financing arrangements place certain restrictions on its ability to make investments in new projects or expansions of existing projects.

Financing Arrangements

Covanta does not have any outstanding debt for borrowed money. Covanta Energy and several of its subsidiaries have outstanding debt obligations, which are summarized below. Covanta has guaranteed Covanta Energy’s debt obligations described below.

As part of the ARC Holdings acquisition on June 24, 2005, Covanta Energy entered into new credit arrangements which totaled approximately $1.1 billion and are guaranteed by Covanta and certain domestic subsidiaries of Covanta Energy. These credit arrangements consisted of a first priority senior secured credit facility and a second priority senior secured credit facility. The first priority senior secured credit facility was initially comprised of a $275 million first lien term loan, a $100 million revolving credit facility, and a $340 million funded letter of credit facility. The second priority senior secured credit facility is a $400 million second lien term loan facility.

On March 21, 2006, Covanta Energy voluntarily reduced the letter of credit facility from $340 million to $320 million. On May 26, 2006, Covanta Energy entered into agreements which amended its existing credit agreements. All material terms of Covanta Energy’s first priority senior secured credit facility and second priority senior secured credit facility remain unchanged except for the following:

•	Interest rates applicable to the existing first lien term loan and to credit linked deposits applicable to its first lien funded letter of credit facility were reduced from LIBOR plus 3.00% to LIBOR plus 2.25%.

•	The amount available for the issuance of letters of credit under the existing $100 million first lien revolving credit facility was increased from $75 million to $90 million.

•	New term loan commitments were provided which allowed Covanta Energy to increase the principal amount outstanding under its first lien term loan facility by up to $140 million, and use the proceeds to prepay up to $140 million under the existing second lien term loan.

•	Certain covenants restricting Covanta Energy’s ability to invest available cash and enter into limited recourse borrowings have been modified to provide additional flexibility in the context of permitted acquisitions.

On June 30, 2006, Covanta Energy utilized the new term loan commitment of $140 million on its first lien loan facility to prepay $140 million under the second lien term loan facility. Covanta Energy incurred a call premium of $2.8 million which was paid on June 30, 2006. On June 30, 2006, Covanta Energy utilized the new term loan commitment of $140 million on its first lien term loan facility to prepay $140 million under the second lien term loan facility. Covanta Energy recognized a loss on extinguishment of debt of $2.3 million which was classified as other expense on the condensed consolidated statement of operations and a write-off to interest expense of a portion of the second lien term loan facility deferred financing costs of $4.5 million in the three months ended June 30, 2006 related to the $140 million prepayment under the second lien term loan facility. See Note 12. Changes in Capitalization of the Notes for a more detailed discussion.

Covanta Energy Long-Term Debt

Long-term debt is comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

	As of	As of
	June 30, 2006	December 31, 2005

Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	$369,312	$229,312
Second Lien Term Loan Facility	260,000	400,000

	629,312	629,312

Intermediate Subsidiary Debt
6.26% Senior Notes due 2015	211,600	234,000
8.50% Senior Secured Notes due 2010	195,785	195,785
7.375% Senior Secured Notes due 2010	224,100	224,100

	631,485	653,885
Unamortized debt premium	22,215	24,726

Total intermediate subsidiary debt	653,700	678,611

Other long-term debt	135	196

Total long-term debt	1,283,147	1,308,119
Less: current portion (includes $4,902 and $4,807 of unamortized premium)	(36,411)	(47,549)

Total long-term debt	$1,246,736	$1,260,570

Amortization Terms

The amended credit agreements include mandatory annual amortization of the first lien term loan facility to be paid in quarterly installments beginning September 30, 2006, through the date of maturity as follows (in thousands of dollars):

Annual
Remaining
Amortization

2006	$1,847
2007	3,693
2008	3,693
2009	3,693
2010	3,693
2011	177,270
2012	175,423

Total	$369,312

The second lien term loan facility has no mandatory amortization requirements and is required to be repaid in full on its maturity date in 2013.

Covanta Energy Short-Term Liquidity

Covanta Energy had available credit for liquidity as follows (in thousands of dollars):

	Total		Available
	Available		As of
	Under Facility	Maturing	June 30, 2006

Revolving credit facility(1)	$100,000	2011	$100,000
Funded letter of credit facility	$320,000	2012	$30,545

(1)	Up to $90 million of which may be utilized for letters of credit.

As of June 30, 2006, Covanta Energy had neither drawn on the revolving credit facility nor caused to be issued any letters of credit under the revolving credit facility. On March 21, 2006, Covanta’s availability under the funded letter of credit facility was voluntarily reduced to $320 million from $340 million. As of June 30, 2006, Covanta Energy had $289.5 million outstanding letters of credit under the funded letter of credit facility.

Debt Covenants and Defaults

The loan documentation under the credit facilities contains customary affirmative and negative covenants and financial covenants. During the term of the credit facilities, Covanta expects that the negative covenants will restrict the ability of Covanta Energy and its subsidiaries to take specified actions, subject to exceptions. As of June 30, 2006, Covanta Energy was in compliance with covenants under the credit facilities.

Interest and Fee Terms

Under the amended credit arrangements, the borrowing margins for first lien term loan facility and the funded letter of credit facility are 2.25% for Eurodollar rate loans and 1.25% for base rate loans. The borrowing margins under the second lien term loan facility are 5.50% for Eurodollar rate loans and 4.50% for base rate loans. The borrowing margins for the revolving credit facility remain unchanged from the existing agreements.

Intermediate Subsidiary Debt

Three ARC Holdings subsidiaries identified below have outstanding non-project debt facilities, which are described below.

MSW I Financing

As of June 30, 2006, MSW Energy Holdings LLC, collectively with MSW Energy Finance Co., Inc., referred to herein after as “MSW I”, had outstanding debt financing consisting of $196 million of 8.50% senior secured notes due 2010, referred to as the “MSW I notes.” Interest on the MSW I notes is payable semi-annually in arrears on March 1st and September 1st of each year. The MSW I notes mature on September 1, 2010.

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

The MSW I indenture provides that MSW I is not permitted to make certain distributions or other restricted payments, subject to certain exceptions, unless, and at the time of and after giving effect to such restricted payment, MSW I’s proportionate consolidated interest coverage ratio for its most recently ended four full fiscal quarters would have been at least 2.0 to 1.0 on a pro forma basis as if the restricted payment had been made at the beginning of such four-quarter period, and the projected proportionate consolidated interest coverage ratio for MSW I’s four full fiscal quarters commencing with the first full fiscal quarter after the date of the proposed restricted payment would be at least 2.0 to 1.0. The consolidated interest coverage ratio of MSW I was approximately 3.5x for the twelve-month period ended June 30, 2006.

MSW II Financing

As of June 30, 2006, MSW Energy Holdings II LLC, collectively with MSW Energy Finance Co. II, Inc., referred to herein after as “MSW II”, had outstanding debt financing consisting of $224 million aggregate principal amount of 7.375% senior secured notes due 2010, referred to as the “MSW II notes.” All terms and indenture descriptions for the MSW II notes are consistent with those terms and indenture descriptions as described above for the MSW I notes.

ARC LLC Financing

As of June 30, 2006, Covanta ARC LLC (“ARC LLC”), formerly known as American Ref-Fuel Company LLC, had outstanding debt financing consisting of $212 million aggregate principal amount of 6.26% senior notes due 2015, referred to as the “ARC notes.” Interest on the ARC notes is payable June 30th and December 31st of each year through maturity.

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

See Note 18 of the Notes to the Consolidated Financial Statements in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005 for detailed descriptions of long-term debt agreements and applicable covenants.

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

Certain subsidiaries have recourse liability for project debt which is non-recourse to Covanta Energy as of June 30, 2006 as follows (in thousands of dollars):

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

Other Services Segment

Net cash used by operating activities was $1.6 million for the six months ended June 30, 2006 primarily due to Covanta’s executed agreements with the California Commissioner as discussed in the Overview discussion above. For the six months ended June 30, 2006, Covanta, on a parent-only basis, held cash and investments of approximately $62 million, an increase of $22.4 million from December 31, 2005. This increase was primarily due to proceeds received on February 24, 2006 from the 9.25% offering in which 5,696,911 shares were issued for $20.8 million in net proceeds as described in Note 12. Stockholders’ Equity of the Notes. Of the $62 million held in cash and investments, $55.2 million was available to pay general corporate expenses and for general working capital purposes. Covanta is required to maintain a separate cash fund of approximately $6.6 million to provide potential liquidity to its insurance business. Cash deposited for this purpose is restricted and is not available for general corporate expenses or for working capital requirements.

Cash used in operations from the insurance business was $2.7 million and $6.7 million for the six months ended June 30, 2006 and 2005, respectively. The ongoing use of cash in operations was due to the insurance business continuing to make payments related to discontinued lines and territories in excess of premium receipts from existing lines. This negative cash flow restricted the insurance business from fully re-investing bond maturity proceeds and in some circumstances required the sale of bonds in order to meet obligations as they arose. Cash provided from investing activities was $3.8 million for the six months ended June 30, 2006 compared with $8.2 million for the comparable period in 2005. The $4.4 million decrease in cash provided by investing activities in 2006 was due to a reduction in reinvestment activity in conjunction with reduced premium production. There were no financing activities related to Covanta’s insurance business in either six-month period ended June 30, 2006 and 2005.

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

CAPITAL REQUIREMENTS

Covanta believes that when combined with its other sources of liquidity, Covanta Energy’s operations generate sufficient cash to meet operational needs, capital expenditures, and debt service due prior to maturity. Management will also seek to enhance Covanta Energy’s cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. Covanta Energy’s financing arrangements place certain restrictions on its ability to make investments in new projects or expansions of existing projects.

Covanta’s projected contractual obligations are consistent with amounts disclosed in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of changes resulting from the amended credit agreements described above and the reduction of certain other long-term obligations. For additional information, see Note 10. Other Noncurrent Liabilities and Note 12. Changes in Capitalization of the Notes to the Condensed Consolidated Financial Statements. The following table summarizes Covanta’s gross contractual obligations as of June 30, 2006 (in thousands of dollars):

		Payments Due by Period
		Remainder			2011 and
	Total	of 2006	2007 to 2008	2009 to 2010	Beyond

Domestic Covanta project debt	$1,391,924	$75,635	$294,218	$319,710	$702,361
CPIH project debt	79,617	22,009	24,824	27,690	5,094

Total project debt	1,471,541	97,644	319,042	347,400	707,455
First Lien Term Loan facility	369,312	1,847	7,386	7,386	352,693
Second Lien Term Loan facility	260,000	—	—	—	260,000
6.26% senior notes	211,600	19,635	61,965	17,000	113,000
8.5% senior secured notes	195,785	—	—	195,785	—
7.375% senior secured notes	224,100	—	—	224,100	—
Other long-term debt	135	63	72	—	—

Total debt obligations of Covanta(1)	2,732,473	119,189	388,465	791,671	1,433,148
Less: Non-recourse debt(2)	2,103,161	117,342	381,079	784,285	820,455

Covanta recourse debt	$629,312	$1,847	$7,386	$7,386	$612,693
Operating leases	430,746	17,018	67,390	93,141	253,197
Less: Non-recourse rental payments	256,528	7,778	35,028	46,427	167,295

Covanta recourse rental payments	$174,218	$9,240	$32,362	$46,714	$85,902
Interest payments(3)	1,012,473	95,613	341,079	277,476	298,305
Less: Non-recourse interest payments	607,939	64,546	219,603	159,346	164,444

Covanta recourse interest payments	$404,534	$31,067	$121,476	$118,130	$133,861
Retirement plan obligations(4)	$23,919	$8,972	$3,584	$3,673	$7,690
Other long-term obligations	$8,717	$—	$—	$—	$8,717

Total Covanta contractual obligations	$1,240,700	$51,126	$164,808	$175,903	$848,863

(1)	Excludes $77 million of Covanta Energy’s unamortized debt premium.

(2)	Payment obligations for the project debt associated with waste-to-energy facilities owned by Covanta Energy are limited recourse to the operating subsidiary and non-recourse to Covanta Energy, subject to operating performance guarantees and commitments.

(3)	Interest payments and letter of credit fees are estimated based on current rates.

(4)	Retirement plan obligations are based on actuarial estimates for the defined contribution plan, pension plan obligations and post-retirement plan obligations as of December 31, 2005.

Other Commitments

Covanta Energy’s other commitments as of June 30, 2006 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$293,175	$19,827	$273,348
Surety bonds	51,651	49,475	2,176

Total other commitments — net	$344,826	$69,302	$275,524

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

As of June 30, 2006, Covanta Energy had approximately $30.5 million in available capacity for additional letters of credit under its funded letter of credit facility and $90 million available capacity for letters of credit under its revolving credit facility. Covanta Energy believes that it will be able to fully perform its contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of Covanta Energy’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If Covanta Energy were unable to immediately repay such amounts drawn under letters of credit, unreimbursed amounts would be treated under the credit facilities as additional term loans.

The surety bonds listed on the table above relate primarily to performance obligations under contracts ($42 million) and possible closure costs for various energy projects when such projects cease operating ($9.6 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.

Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of June 30, 2006 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of June 30, 2006 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned waste-to-energy facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such liabilities at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

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

Discussion of Critical Accounting Policies

In preparing its condensed consolidated financial statements in accordance with United States generally accepted accounting principles, Covanta is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of Covanta’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Covanta’s Discussion of Critical Accounting Policies in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, Covanta adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Management must use subjective assumptions in calculating the fair value of its share-based payment awards including the expected life of the award and stock price volatility. In addition, management must also estimate expected forfeitures and the probability of achieving specific performance factors affecting the vesting of its share-based awards. Based on Covanta’s current share-based awards, management’s estimate of a forfeiture rate and determination of achieving stated performance vesting factors will have the most significant impact on the compensation cost it must recognize. Covanta recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of various Covanta Energy employee populations from the Covanta Energy pension plan. Covanta will review its forfeiture rate annually and revise its compensation expense, if necessary. Covanta recognizes these compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally the vesting term of three years.

Beginning in the second quarter of 2006, Covanta adopted the permanent reinvestment exception under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas” whereby Covanta will no longer provide deferred taxes on the undistributed earnings of its international subsidiaries. Covanta intends to permanently reinvest its international earnings outside of the United States in its existing international operations and in any new international business it may develop or acquire.

Recent Accounting Pronouncements

See Note 2. New Accounting Pronouncements of the Notes for information related to new accounting pronouncements.

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

Except as described below, management believes there have been no material changes during the six months ended June 30, 2006 to the items discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.

Interest Rate Swaps

Covanta Energy is required to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the Credit Facilities. On July 8, 2005, Covanta Energy entered into two pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, Covanta entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. These swaps were designated as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. Covanta Energy does not seek to make a profit from changes in interest rates. Covanta Energy manages interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable amount, Covanta Energy reduces risk by entering into interest rate swap agreements. The impact of the swaps was to decrease interest expense for the three months and six months ended June 30, 2006 by $0.5 million and $0.7 million, respectively. As of June 30, 2006, the net after-tax deferred gain in other comprehensive income was $4.6 million ($6.8 million before income taxes) which was recorded in other assets.

ITEM 4.	CONTROLS AND PROCEDURES

Covanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of June 30, 2006. Covanta’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by Covanta in reports it files or submits under the Exchange Act is accumulated and communicated to Covanta’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Accordingly, Covanta’s management has concluded that Covanta’s disclosure controls and procedures were effective as of June 30, 2006.

Covanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, believes that its disclosure controls and procedures are effective to provide such reasonable assurance.

Covanta’s management, including the Chief Executive Officer and Chief Financial Officer, believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within Covanta have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

During the three month period ending June 30, 2006, Covanta began implementation of a new operating system for the recording of information relating to its business. That effort is underway and is expected to continue into 2007. Covanta initiated this effort as part of a routine system upgrade and as part of its integration efforts related to the ARC Holdings acquisition. Covanta believes the new operating system, when fully implemented, will maintain and enhance its system of internal controls over financial reporting and its ability to record, process, summarize and report information required to be disclosed within the time periods specified in the SEC’s rules and forms.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes during the six months ended June 30, 2006 to the items discussed in Item 1A “Risk Factors” in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Covanta held its Annual Meeting of Stockholders on May 31, 2006. At that meeting, stockholders voted on the following proposals:

1. To elect ten directors to serve a one-year term that will expire at the next Annual Meeting of Stockholders. The votes cast for each director were as follows:

Directors	For	Withheld

David M. Barse	122,766,528	11,419,262
Ronald Broglio	133,194,616	991,174
Peter C.B. Bynoe	133,194,717	991,073
Richard Huber	132,858,890	1,326,900
Anthony J. Orlando	133,157,379	1,028,411
William C. Pate	128,840,180	5,345,610
Robert Silberman	133,193,243	992,547
Jean Smith	132,875,191	1,310,599
Clayton Yeutter	128,888,305	5,297,485
Samuel Zell	128,582,835	5,602,955

2. To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for the 2006 fiscal year.

Votes For	Votes Against	Abstentions

133,870,446	239,786	75,558

ITEM 5.	OTHER INFORMATION

(a) None.

(b) Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

10	.1†	Amended and Restated Credit Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Covanta Holding Corporation as a guarantor, certain subsidiaries of Covanta Energy Corporation as guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Book Runner and Sole Syndication Agent, Administrative Agent and Collateral Agent, JPMorgan Chase Bank, as Co-Documentation Agent, Revolving Issuing Bank and a Funded LC Issuing Bank, UBS Securities LLC, as Co-Documentation Agent, UBS AG, Stamford Branch, as a Funded LC Issuing Bank, and Calyon New York Branch, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the Securities and Exchange Commission on May 30, 2006).

10	.2†	Amendment to Second Lien Credit and Guaranty Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Covanta Holding Corporation and the parties signatory thereto (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the Securities and Exchange Commission on May 30, 2006).

10	.3†	Amendment and Limited Waiver to Intercreditor Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Goldman Sachs Credit Partners L.P., as Collateral Agent under the First Lien Credit Agreement, Credit Suisse, Cayman Islands Branch, as Administrative Agent for the Second Lien Credit Agreement and as Collateral Agent for the Parity Lien Claimholders (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the Securities and Exchange Commission on May 30, 2006).

10	.4†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 31, 2006 and filed with the Securities and Exchange Commission on June 2, 2006).

31.1		Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2		Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32		Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.

†	Not filed herewith, but incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

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

Date: August 3, 2006