Form 10-Q
period 2006-09-30
COVANTA HOLDING CORP
filed 2006-10-30
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑  Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class		Outstanding at October 25, 2006

Common Stock, $	0.10 par value	147,656,721 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2006

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees nor are indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A of Part II of this Quarterly Report on Form 10-Q and in other securities filings by Covanta.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$203,103	$194,176	$607,973	$436,624
Electricity and steam sales	104,019	103,316	329,610	225,541
Other operating revenues	3,993	3,998	13,024	13,236

Total operating revenues	311,115	301,490	950,607	675,401

OPERATING EXPENSES:
Plant operating expenses	161,611	152,984	522,330	394,183
Depreciation and amortization expense	47,752	44,580	142,987	78,111
Net interest expense on project debt	14,722	16,988	46,013	36,700
Other operating (income) expenses	(2,959)	2,378	1,251	7,736
General and administrative expenses	18,346	18,586	54,177	45,389
Restructuring charges	—	—	—	2,655
Acquisition-related charges	—	983	—	2,963

Total operating expenses	239,472	236,499	766,758	567,737

Operating income	71,643	64,991	183,849	107,664

Other income (expense):
Investment income	2,483	1,657	7,801	3,530
Interest expense	(26,968)	(30,701)	(87,265)	(59,053)
Loss on extinguishment of debt	—	—	(2,342)	—
Unrealized gain on derivative instruments, unexercised ACL warrants	—	10,578	—	14,796

Total other expenses	(24,485)	(18,466)	(81,806)	(40,727)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	47,158	46,525	102,043	66,937
Income tax expense	(18,870)	(16,391)	(29,795)	(24,008)
Minority interests	(1,982)	(2,172)	(4,861)	(9,311)
Equity in net income from unconsolidated investments	4,945	9,439	26,460	20,003

NET INCOME	$31,251	$37,401	$93,847	$53,621

Earnings Per Share:
Basic	$0.21	$0.27	$0.65	$0.46

Diluted	$0.21	$0.26	$0.64	$0.44

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except per
	share amounts)

ASSETS
Current:
Cash and cash equivalents	$227,562	$128,556
Marketable securities available for sale	7,185	7,400
Restricted funds held in trust	212,152	197,527
Receivables (less allowances of $3,744 and $4,959)	195,410	202,893
Unbilled service receivables	56,101	57,588
Deferred income taxes	45,325	21,058
Prepaid expenses and other assets	76,121	79,378

Total Current Assets	819,856	694,400
Property, plant and equipment, net	2,640,461	2,724,843
Investments in fixed maturities at market (cost: $39,023 and $44,824)	37,982	43,667
Restricted funds held in trust	252,630	249,905
Unbilled service receivables	75,695	86,830
Intangible assets, net	395,900	434,543
Goodwill	217,548	255,927
Investments in and advances to unconsolidated investees and joint ventures	84,731	66,301
Deferred income taxes	56,959	26,236
Other assets	116,774	119,513

Total Assets	$4,698,536	$4,702,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$36,478	$47,549
Current portion of project debt	163,055	174,114
Accounts payable	24,505	19,447
Deferred revenue	14,525	14,524
Accrued expenses and other liabilities	189,350	205,351

Total Current Liabilities	427,913	460,985
Long-term debt	1,245,765	1,260,570
Project debt	1,338,223	1,424,170
Deferred income taxes	576,911	533,169
Other liabilities	320,424	343,402

Total Liabilities	3,909,236	4,022,296

Commitments and Contingencies (Note 16)
Minority Interests	69,304	80,628

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 147,657 and 141,246 shares; outstanding 147,500 and 141,166 shares)	14,766	14,125
Additional paid-in capital	615,422	594,186
Unearned compensation	—	(4,583)
Accumulated other comprehensive income	991	535
Accumulated earnings (deficit)	88,833	(5,014)
Treasury stock, at par	(16)	(8)

Total Stockholders’ Equity	719,996	599,241

Total Liabilities and Stockholders’ Equity	$4,698,536	$4,702,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$93,847	$53,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	142,987	78,111
Revenue contract levelization	3,312	1,007
Amortization of long-term debt deferred financing costs	7,247	5,584
Amortization of debt premium and discount	(16,856)	(11,359)
Provision for doubtful accounts	286	1,107
Stock-based compensation expense	4,866	1,642
Equity in net income from unconsolidated investments	(26,460)	(20,003)
Dividends from unconsolidated investments	6,509	12,124
Minority interests	4,861	9,311
Unrealized gain on derivative instruments, unexercised ACL warrants	—	(14,796)
Deferred income taxes	10,874	7,057
Other, net	4,541	6,417
Change in operating assets and liabilities, net of effects of acquisition:
Restricted funds for emergence costs	—	8,655
Receivables	2,421	21,859
Unbilled service receivables	12,622	10,444
Accounts payable and accrued expenses	4,796	3,099
Accrued emergence costs	—	(8,653)
Unpaid losses and loss adjustment expenses	(5,720)	(12,713)
Other, net	(16,997)	(4,662)

Net cash provided by operating activities	233,136	147,852

INVESTING ACTIVITIES:
Purchase of ARC Holdings	—	(747,217)
Cash acquired from ARC Holdings	—	62,358
Proceeds from the sale of investment securities	6,692	11,542
Purchase of investment securities	(774)	(2,605)
Purchase of property, plant and equipment	(35,693)	(14,127)
Other, net	4,468	1,839

Net cash used in investing activities	(25,307)	(688,210)

FINANCING ACTIVITIES:
Proceeds from the 9.25% rights offering, net	20,498	—
Proceeds from the ARC Holdings rights offering, net	—	395,871
Proceeds from the exercise of options for common stock	1,126	3,881
Purchase of treasury stock	—	(897)
Proceeds from borrowings on long-term debt	97,619	675,000
Proceeds from borrowings on project debt	6,233	42,447
Principal payments on long-term debt	(120,080)	(336,492)
Principal payments on project debt	(86,612)	(96,127)
Premium received on refinancing of long-term debt	—	1,862
Payments of long-term debt deferred financing costs	(2,129)	(34,574)
Increase in holding company restricted funds	—	(6,471)
Increase in restricted funds held in trust	(17,451)	(24,926)
Distributions to minority partners	(7,990)	(9,632)
Other, net	(37)	—

Net cash (used in) provided by financing activities	(108,823)	609,942

Net increase in cash and cash equivalents	99,006	69,584
Cash and cash equivalents at beginning of period	128,556	96,148

Cash and cash equivalents at end of period	$227,562	$165,732

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Nine Months Ended September 30, 2006

					Accumulated
			Additional		Other	Accumulated
	Common Stock		Paid-In	Unearned	Comprehensive	Earnings	Treasury Stock
	Shares	Amount	Capital	Compensation	Income	(Deficit)	Shares	Amount	Total
	(Unaudited)
	(In thousands)

Balance as of December 31, 2005	141,246	$14,125	$594,186	$(4,583)	$535	$(5,014)	80	$(8)	$599,241
Reclass of unearned compensation upon adoption of SFAS 123R			(4,583)	4,583					—
Shares issued in 9.25% rights offering	5,697	570	19,928						20,498
Stock-based compensation expense			4,866						4,866
Shares cancelled for terminated employees			7				71	(7)	—
Shares cancelled for non-vested stock rights for terminated employee			(37)				6	(1)	(38)
Exercise of options to purchase common stock	178	18	1,108						1,126
Shares issued in non-vested stock award	536	53	(53)						—
Comprehensive income, net of income taxes:
Net income						93,847			93,847
Foreign currency translation					(113)				(113)
Net unrealized gain on available-for-sale securities					337				337
Net unrealized gain on derivative instruments					232				232

Total comprehensive income					456	93,847			94,303

Balance as of September 30, 2006	147,657	$14,766	$615,422	$—	$991	$88,833	157	$(16)	$719,996

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

Organization

Covanta Holding Corporation (“Covanta”) is a holding company that owns subsidiaries engaged in the businesses of waste and energy services, and insurance services. The predominant business is the waste and energy business which is comprised of Covanta Energy Corporation and its subsidiaries (“Covanta Energy”), which subsidiaries include Covanta ARC Holdings, Inc. and its subsidiaries (“ARC Holdings”), which Covanta Energy acquired on June 24, 2005 (the “Acquisition Date”). See Note 3. Acquisition. Covanta’s business segments are comprised of Waste and Energy Services, which is comprised of Covanta Energy’s domestic and international operations, and Other Services, which is comprised of the holding company and insurance subsidiaries’ operations.

Covanta Energy and its domestic subsidiaries develop, construct, own and operate for themselves and others infrastructure for the conversion of waste-to-energy, waste disposal and independent power production businesses in the United States. Covanta Energy’s subsidiary, Covanta Power International Holdings, Inc. and its subsidiaries (“CPIH”), engage primarily in the independent power production business outside the United States.

Covanta also has investments in subsidiaries engaged in insurance operations in California. Covanta holds all of the voting stock of Danielson Indemnity Company (“DIND”). DIND owns 100% of the common stock of National American Insurance Company of California, Covanta’s principal operating insurance subsidiary. National American Insurance Company of California and its subsidiaries are collectively referred to herein as “NAICC.” The operations of NAICC are primarily in property and casualty insurance. NAICC writes non-standard private automobile insurance policies in California.

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

The condensed consolidated financial statements include the accounts of Covanta and its wholly-owned subsidiaries. Companies in which Covanta owns between 20-50% are accounted for using the equity method. Those companies in which Covanta owns less than 20% are accounted for using the cost method. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. All intercompany transactions and balances have been eliminated.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Covanta is evaluating the potential impact of this interpretation on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Covanta is currently evaluating the impact of this statement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 will require recognition of the overfunded or underfunded positions of defined benefit pension and other postretirement benefit plans on the balance sheet. For an underfunded plan, the incremental liability to be recorded would be equal to the difference between the projected benefit obligation and the fair value of plan assets. SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) allow for deferred recognition of this liability through amortization of this difference over time. Under SFAS 158, actuarial gains and losses and prior service costs and credits that arise during the period but, pursuant to SFAS 87 and SFAS 106 are not yet recognized as components of net periodic benefit cost, would be recognized as a component of accumulated other comprehensive income, net of tax. SFAS 158 requires an adjustment to the beginning balance of accumulated earnings, net of tax, for any transition obligation remaining from the initial application of SFAS 87 and SFAS 106. Such amounts would not be subsequently amortized as a component of net periodic benefit cost. SFAS 158 is effective for fiscal years ending after December 15, 2006. Covanta is currently evaluating the impact of this statement on its consolidated financial statements.

Note 3.	Acquisition

ARC Holdings

On June 24, 2005, Covanta, through its wholly-owned subsidiary Covanta Energy, purchased 100% of the issued and outstanding shares of ARC Holdings’ capital stock. Under the terms of the stock purchase agreement, Covanta paid approximately $747 million in cash and transaction costs for the capital stock of ARC Holdings and assumed the consolidated net debt of ARC Holdings of $1.3 billion at June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted cash). The acquisition of ARC Holdings was financed by a combination of debt and equity described below. Immediately after the transaction was completed, ARC Holdings became a wholly-owned subsidiary of Covanta Energy.

As part of the ARC Holdings acquisition, Covanta Energy entered into credit arrangements which totaled approximately $1.1 billion and are guaranteed by Covanta and certain domestic subsidiaries of Covanta Energy. The proceeds from these credit arrangements were used to fund the acquisition of ARC Holdings, to refinance approximately $479 million of Covanta Energy’s existing recourse debt and letters of credit, and to pay related fees and expenses. The revolving credit and letter of credit facilities are further available for ongoing permitted

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures and for general corporate purposes. These credit arrangements were amended in May 2006. For details related to these amended financing arrangements, see Note 12. Changes in Capitalization.

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

Three of Covanta’s largest stockholders, SZ Investments L.L.C. (together with its affiliate EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of its shares, “SZ Investments”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“Third Avenue”), and D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing an aggregate ownership, at the time of the ARC Holdings Rights Offering, of approximately 40% of Covanta’s outstanding common stock, committed to participate in the ARC Holdings Rights Offering and acquired at least their pro rata portion of the shares. As consideration for their commitments, Covanta paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million and was accounted for as a reduction of the ARC Holdings Rights Offering proceeds. See Note 17. Related-Party Transactions.

The purchase price was comprised of the following (in millions of dollars):

Cash	$740.0
Debt assumed	1,494.0
Direct transaction costs	7.3
Restructuring liability	9.1

$2,250.4

The purchase price included acquisition-related restructuring charges of $9.1 million which were recorded as a liability and assumed in the ARC Holdings acquisition, and consisted primarily of severance and related benefits, and the costs of vacating duplicate facilities. As of September 30, 2006, the remaining acquisition-related restructuring liability was $4.4 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed at the Acquisition Date in conformity with the SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) (in thousands of dollars):

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

The acquired intangible assets of $287.4 million relate to favorable energy and waste contracts, landfill rights, other nonamortizing intangibles and a favorable leasehold interest with an approximate ten-year average useful life. As part of Covanta’s purchase price allocation during the quarter ended June 30, 2006 for the ARC Holdings acquisition, goodwill was adjusted to reflect a $28.6 million reversal of a deferred tax asset valuation allowance as discussed in Note 11. Income Taxes. Goodwill also reflects an increase to the carrying value of property, plant and equipment of $9.5 million; an increase to the deferred tax liability of $6.9 million; a reduction to the liability of $27.4 million owed to one of the prior owners of ARC Holdings (see Note 10. Other Noncurrent Liabilities); an increase in an unfavorable waste contract of $12.1 million; and various other asset and liability adjustments of $8.1 million. As of September 30, 2006, goodwill was $217.5 million.

Pro Forma Results of Operations

The results of operations from ARC Holdings are included in Covanta’s consolidated results of operations from June 25, 2005. The following table sets forth certain pro forma unaudited consolidated operating results for

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, as if the acquisition of ARC Holdings was consummated on the same terms at January 1, 2005 (in thousands of dollars, except per share amounts):

	Three Months Ended	Nine Months Ended
Pro Forma	September 30, 2005	September 30, 2005

Total operating revenues	$301,490	$905,713
Net income	$33,138	$56,511
Basic earnings per share:
Weighted average shares outstanding	140,086	140,207
Earnings per share	$0.24	$0.40
Diluted earnings per share:
Weighted average shares outstanding	145,737	145,907
Earnings per share	$0.23	$0.39

Restructuring and Acquisition-Related Charges

Covanta Energy incurred restructuring costs in 2005 of $2.7 million. The restructuring costs resulted from $2.1 million of severance payments to CPIH executives in connection with overhead reductions made possible by the elimination of CPIH’s separate capital structure during the second quarter of 2005. An additional $0.6 million was paid to remaining CPIH executives as incentive payments from existing contractual obligations relating to CPIH debt repayment in connection with the ARC Holdings acquisition.

In connection with the acquisition of ARC Holdings, Covanta Energy incurred integration costs of $1.0 million and $3.0 million for the three and nine months ended September 30, 2005, primarily related to professional fees and employee incentive costs. These charges were included as part of the operating costs of the Waste and Energy Services segment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Stock-Based Compensation

Effective January 1, 2006, Covanta adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Covanta has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Covanta recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of Covanta Energy employees’ populations from the Covanta Energy pension plan. During the quarter ended September 30, 2006, Covanta adjusted the number of stock options and restricted stock awards expected to vest due to additional stock option and restricted stock grants as described below and increased forfeitures of stock options and stock awards as compared to previous estimations. Covanta recognizes compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally the vesting term of three years.

The impact to the condensed consolidated financial statements, as a result of Covanta’s adoption of SFAS 123R compared to continued recognition of stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), was not material to income before income taxes and net income for the nine months ended September 30, 2006. The impact on both basic and diluted earnings per share was less than $0.01 per share for both the three and nine months ended September 30, 2006. The reductions that resulted from the adoption of SFAS 123R reflected the stock-based compensation expense associated with the unvested stock option awards. Stock-based compensation expense previously recognized in accordance with APB 25 for restricted stock awards remained essentially unchanged under the provisions of SFAS 123R.

Covanta received $0.5 million and $1.1 million from the exercise of non-qualified stock options in the three and nine months ended September 30, 2006, respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during the nine months of 2006 due to Covanta’s net operating loss carryforwards (“NOLs”). When the NOLs have been fully utilized by Covanta, Covanta will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the condensed consolidated statements of cash flows in the period the tax benefit is recognized.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123R, Covanta recognized stock-based compensation expense in accordance with APB 25 and followed the disclosure requirements of SFAS 123. The following table illustrates the effect on net income and earnings per share as if Covanta had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (in thousands of dollars, except per share amounts).

	Three	Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$37,401	$53,621
Pro forma stock-based compensation expense	(1,007)	(2,413)

Pro forma net income	$36,394	$51,208

Basic earnings per share:
As reported	$0.27	$0.46
Pro forma	$0.26	$0.44
Diluted earnings per share:
As reported	$0.26	$0.44
Pro forma	$0.25	$0.42

Stock-Based Awards

Covanta adopted the Covanta Holding Corporation Equity Award Plan for Employees and Officers (the “Employees Plan”) and the Covanta Holding Corporation Equity Award Plan for Directors (the “Directors Plan”) (collectively, the “Award Plans”), effective with stockholder approval on October 5, 2004. On July 25, 2005, the Covanta Board of Directors approved and on September 19, 2005, Covanta’s stockholders approved the amendment to the Employees Plan to authorize the issuance of an additional 2,000,000 shares. The 1995 Stock and Incentive Plan (the “1995 Plan”) was terminated with respect to any future awards under such plan on October 5, 2004 upon stockholder approval of the Award Plans. The 1995 Plan will remain in effect until all awards have been satisfied or expired.

Restricted Stock Awards

Restricted stock awards that have been issued to employees and directors typically vest over a three-year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered and the required financial performance factor has been reached for each pre-determined vesting date. A percentage of each employee restricted stock awards granted have financial performance factors. Stock-based compensation expense for each financial performance factor is recognized beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period.

Restricted stock awards to employees are subject to forfeiture if the employee is not employed on the vesting date. Restricted stock awards issued to directors prior to 2006 were subject to the same forfeiture restrictions as are applicable to employees. Restricted stock awards issued to directors in 2006 are not subject to forfeiture in the event a director ceases to be a member of the Board of Directors, except in limited circumstances. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer or to receive dividends, when issued). The fair value of restricted stock awards is based on the average of the high and low market price of Covanta’s common stock on the day immediately preceding the grant date of the award.

On March 17, 2006, the Compensation Committee of the Board of Directors, under the Employees Plan, awarded certain employees 480,055 shares of restricted stock. The restricted stock awards will be expensed over the requisite service period, and assumes an eight percent forfeiture rate. The terms of the restricted stock awards include vesting provisions based on two financial performance factors (applicable to 66% of the award) and continued service over the passage of time (applicable to 34% of the award). If all performance and service criteria

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are satisfied, the awards vest over three years, with 160,002 shares (33.33%) vesting on March 17, 2007, 160,002 shares (33.33%) vesting on March 17, 2008 and the remaining 160,051 shares (33.34%) vesting on March 17, 2009.

On May 31, 2006, in accordance with its existing program for annual director compensation, Covanta granted 36,000 shares of restricted stock under the Directors Plan. The awards have a requisite service based vesting period as follows: 12,000 shares (33.33%) vested on May 31, 2006; 12,000 shares (33.33%) vesting on May 31, 2007; and 12,000 shares (33.34%) vesting on May 31, 2008. Covanta determined that the service vesting condition of the restricted stock awards granted to the directors on May 31, 2006 to be non-substantive and, in accordance with SFAS 123R, recorded the entire fair value of the awards as compensation expense in the three months ended June 30, 2006.

Covanta entered into an employment agreement with Mark A. Pytosh to serve as Covanta’s Senior Vice President and Chief Financial Officer (the “Employment Agreement”). The Employment Agreement was effective as of September 1, 2006 and has a term expiring October 5, 2009. Pursuant to the Employment Agreement, upon commencement of his employment on September 1, 2006, Mr. Pytosh received a grant of 20,000 shares of restricted stock. The restricted stock award will be expensed over the requisite service period. The terms of the restricted stock award include vesting provisions based on financial performance factors (applicable to 66% of the award) and continued service over the passage of time (applicable to 34% of the award). If all performance and service criteria are satisfied, the award vests over three years, with 6,666 shares vesting on March 17, 2007, 6,667 shares vesting on March 17, 2008 and the remaining 6,667 shares vesting on March 17, 2009.

Changes in nonvested restricted stock awards during the nine months ended September 30, 2006 were as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	828,154	$9.88
Granted	536,055	17.05
Vested	(351,105)	9.17
Forfeited	(71,309)	13.14

Nonvested at September 30, 2006	941,795	13.82

As of September 30, 2006, there was $8.6 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized over a period of up to three years. Total compensation expense for restricted stock awards was $1.2 million and $4.0 million for the three and nine months ended September 30, 2006, respectively.

Stock Options

Covanta has also awarded stock options to certain employees and directors. Stock options awarded to directors vested immediately. Stock options awarded to employees typically vested annually over three years. Covanta had one nonvested stock option award outstanding as of December 31, 2005, which was granted in October 2004. The fair value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: fair value option price — $5.68; risk-free interest rate — 4.25%; dividend yield — 0%; expected volatility (based on historical volatility) — 76%; and expected life — 8 years.

Pursuant to the Employment Agreement as discussed above, upon commencement of his employment on September 1, 2006, Mr. Pytosh received options to purchase 50,000 shares of Covanta’s common stock. The options have an exercise price of $20.35 per share and expire ten years from the date of grant. The options vest in two equal installments, with 25,000 shares vesting on February 28, 2007 and 25,000 shares vesting on February 28, 2008. The fair value of the options was calculated using the Black-Scholes option pricing model with the following

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions: fair value option price — $10.90; risk-free interest rate — 4.65%; dividend yield — 0%; expected volatility (based on historical volatility) — 40%; and expected life — 8 years.

Option activity for all outstanding options, vested and nonvested, from January 1, 2006 through September 30, 2006 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic Value
	Shares	Price	(In years)	(In thousands)

Outstanding at December 31, 2005	1,243,208	$7.41
Granted	50,000	20.35
Exercised	(178,210)	6.32
Forfeited and cancelled	(85,334)	7.43

Outstanding at September 30, 2006	1,029,664	8.22	7.5	$13,702

Vested and expected to vest in the future at September 30, 2006	978,891	8.21	7.4	$13,039

Exercisable at September 30, 2006	394,998	7.86	6.4	$5,400

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the third quarter of 2006 (September 29, 2006). The intrinsic value changes based on the fair market value of Covanta’s common stock. Total intrinsic value of options exercised for the nine months ended September 30, 2006 was $2.1 million. The total fair value of options expensed was $0.3 million and $0.9 million for the three and nine months ended September 30, 2006, respectively.

As of September 30, 2006, there was $1.5 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.4 years.

Note 5.	Earnings Per Share

Per share data is based on the weighted average outstanding number of shares of Covanta’s common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock, and rights whether or not currently exercisable. Diluted earnings per share for all the periods presented do not include shares related to stock options and rights if their effect was anti-dilutive (in thousands, except per share amounts).

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$31,251	$37,401	$93,847	$53,621

Basic earnings per share:
Weighted average basic common shares outstanding	146,418	140,086	145,393	116,181

Basic earnings per share	$0.21	$0.27	$0.65	$0.46

Diluted earnings per share:
Weighted average basic common shares outstanding	146,418	140,086	145,393	116,181
Stock options	559	545	546	733
Restricted stock	289	1,049	227	801
Rights	—	4,057	544	4,166

Weighted average diluted common shares outstanding	147,266	145,737	146,710	121,881

Diluted earnings per share	$0.21	$0.26	$0.64	$0.44

There were 50,000 stock options excluded from the weighted average diluted common shares calculation for the three and nine months ended September 30, 2006 because their inclusion would have been anti-dilutive as their exercise price was higher than the average market price during the respective periods.

Basic and diluted earnings per share and the weighted average shares outstanding have been retroactively adjusted in 2005 to reflect the bonus element contained in the ARC Holdings Rights Offering that was consummated in June 2005. See Note 3. Acquisition for information related to the ARC Holdings Rights Offering.

Note 6.	Pass Through Costs

Pass through costs are costs for which Covanta Energy receives a direct contractually committed reimbursement from the municipal client which sponsors a waste-to-energy project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in Covanta’s condensed consolidated financial statements. Total pass through costs were $12.0 million and $13.4 million for three months ended September 30, 2006 and 2005, respectively, and $40.4 million and $43.4 million for the nine months ended September 30, 2006 and 2005, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Revenues and Unbilled Service Receivables

The following table summarizes the components of waste and service revenues for the periods presented below (in thousands of dollars):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Waste and service revenues unrelated to project debt	$176,549	$166,382	$528,094	$365,910
Revenue earned explicitly to service project debt-principal	17,274	16,940	51,822	44,478
Revenue earned explicitly to service project debt-interest	9,280	10,854	28,057	26,236

Total waste and service revenues	$203,103	$194,176	$607,973	$436,624

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

Electricity and steam sales included lease income from the international business of $18.1 million and $23.2 million for the three months ended September 30, 2006 and 2005, respectively, and $79.4 million and $73.9 million for the nine months ended September 30, 2006 and 2005, respectively.

Note 8.	Equity in Net Income from Unconsolidated Investments

Equity in net income from unconsolidated investments was $4.9 million and $9.4 million for the three months ended September 30, 2006 and 2005, respectively, and $26.5 million and $20.0 million for the nine months ended September 30, 2006 and 2005, respectively. Equity in net income from unconsolidated investments primarily relates to Covanta Energy’s 26% investment in Quezon Power, Inc. (“Quezon”). The unaudited results of operations from Quezon were as follows (in thousands of dollars):

	Quezon
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenue	$70,198	$74,307	$202,771	$184,614
Operating income	32,478	35,614	82,541	79,383
Net income	9,030	26,859	72,346	52,807

Equity in net income from unconsolidated investments for the nine months ended September 30, 2006 includes approximately $5.6 million of cumulative deferred income tax benefits related to unrealized foreign exchange losses at its Quezon facility that are expected to be tax deductible for Philippine tax purposes in future years. Covanta Energy recorded a cumulative deferred income tax benefit of $7.0 million in the quarter ended June 30, 2006 on the basis of rulings which were issued by the Philippine tax authorities in June 2006 clarifying the tax deductibility of such losses upon realization. The realization of this deferred tax benefit is subject to fluctuations in the value of the Philippine peso versus the US dollar. During the three months ended September 30, 2006, Covanta reduced this cumulative deferred income tax benefit by approximately $1.4 million as a result of the strengthening of the Philippine peso versus the US dollar.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Over the last six years, Quezon has benefited from Philippine tax regulations which were designed to promote investments in certain industries (including power generation). Equity in net income from unconsolidated investments for the three months ended September 30, 2006 includes approximately $1.8 million of increased tax expense for Quezon related to the conclusion of this six-year income tax holiday in May 2006.

Note 9.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands of dollars):

		As of
		September 30,	December 31,
	Useful Life	2006	2005

Waste and energy contracts	2 - 22 years	$388,378	$388,378
Lease interest and other	12 - 23 years	72,133	72,314
Landfill	7 years	17,985	17,985
Other intangibles	Indefinite	4,528	4,528

		483,024	483,205
Accumulated amortization		(87,124)	(48,662)

Intangible assets, net		$395,900	$434,543

Amortization expense related to waste and energy contracts and other intangible assets was $12.1 million and $11.4 million for the three months ended September 30, 2006 and 2005, respectively, and $36.2 million and $21.7 million for the nine months ended September 30, 2006 and 2005, respectively. The lease interest asset is amortized to rent expense in plant operating expenses and was $0.7 million and $2.2 million for the three and nine months ended September 30, 2006, respectively.

The following table details the amount of the actual/estimated amortization expense associated with intangible assets as of September 30, 2006 included or expected to be included in Covanta’s statement of operations for each of the years indicated (in thousands of dollars):

	Waste and	Landfill, Lease
	Energy	Interest and Other
	Contracts	Contracts	Totals

Nine Months ended September 30, 2006	$33,864	$4,598	$38,462

Remainder of 2006	$11,296	$1,052	$12,348
2007	44,854	5,146	50,000
2008	43,180	5,146	48,326
2009	39,635	5,146	44,781
2010	27,317	5,146	32,463
Thereafter	141,530	61,924	203,454

Total	$307,812	$83,560	$391,372

Goodwill

In connection with the ARC Holdings acquisition, Covanta Energy recorded $217.5 million of goodwill in its purchase price allocation as of September 30, 2006. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in the ARC Holdings acquisition in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS 142”). Goodwill has an indefinite life and is not amortized but is reviewed for impairment under the provisions of SFAS 142. Covanta will perform an annual fair value test of its recorded goodwill for its reporting units in the fourth quarter of 2006 using a discounted cash flow approach as of October 1, 2006. Goodwill is not deductible for federal income tax purposes.

Note 10.	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands of dollars):

	As of
	September 30,	December 31,
	2006	2005

Waste and service contracts	$138,595	$135,076
Interest rate swap	10,320	11,852
Accrued pre-petition tax liabilities	19,604	19,604
Pension benefit obligation	45,153	45,705
Asset retirement obligation	29,227	25,506
Liability to prior ARC Holdings owner	—	25,602
Insurance loss and loss adjustment reserves	41,148	46,868
Service contract obligations	11,883	8,718
Other	24,494	24,471

	$320,424	$343,402

As of June 25, 2005, ARC Holdings’ waste and service contracts were recorded at their fair market values, in accordance with SFAS 141, based upon discounted cash flows attributable to the “below market” portion of the waste and service contracts using currently available information.

Agreements between an ARC Holdings’ subsidiary and one of the prior owners of ARC Holdings were terminated as of June 14, 2006. The liability related to these agreements has been adjusted to recognize the termination of the liability. See Note 3. Acquisition for ARC Holdings purchase price allocation adjustment related to the termination of these agreements.

The following table details the amount of the actual/estimated amortization contra-expense associated with the below market waste and service contracts liability as of September 30, 2006 included or expected to be included in Covanta’s statements of operations for each of the years indicated (in thousands of dollars):

Waste and
Service
Contracts

Nine Months ended September 30, 2006	$8,622

Remainder of 2006	$2,987
2007	11,942
2008	11,955
2009	12,002
2010	12,094
Thereafter	87,615

Total	$138,595

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Taxes

Covanta records its interim tax provision based upon its estimated annual effective tax rate and accounts for the tax effects of discrete events in the period in which they occur. Covanta currently estimates its annual effective tax rate for the year ended December 31, 2006 to be approximately 31.2%. Covanta reviews the annual effective tax rate on a quarterly basis as projections are revised.

The effective income tax rate was 29.2% and 35.9% for the nine months ended September 30, 2006 and 2005, respectively. The nine months ended September 30, 2006 effective income tax rate includes the impact of the cumulative adjustment due to the adoption of the permanent reinvestment exception under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”) as discussed below. Excluding the cumulative adjustment of $10 million due to APB 23, the effective income tax rate would have been 39.0% for the nine months ended September 30, 2006.

Beginning in the second quarter of 2006, Covanta adopted the permanent reinvestment exception under APB 23 whereby Covanta will no longer provide for deferred taxes on the undistributed earnings of its international subsidiaries. Covanta intends to permanently reinvest its international earnings outside of the United States in its existing international operations and in any new international business it may develop or acquire. As a result of the adoption of APB 23, Covanta recognized a benefit of $10 million during the three months ended June 30, 2006 associated with the reversal of deferred taxes accrued on unremitted earnings of international affiliates in prior periods.

Covanta files a federal consolidated income tax return with its eligible subsidiaries in the United States. Covanta’s federal consolidated income tax return includes the results of ARC Holdings after June 24, 2005. Covanta’s federal consolidated income tax return also includes the taxable results of certain grantor trusts which were established by state insurance regulators in California and Missouri as part of the 1990 reorganization of certain of Covanta’s predecessor insurance entities (the “Mission Insurance Entities”) and their emergence from federal bankruptcy and various state insolvency court proceedings. These trusts were created for the purpose of assuming various liabilities associated with certain of the Mission Insurance Entities. This allowed the state regulators to administer the continuing run-off of the insolvent insurance business, while Covanta (then named Mission Insurance Group, Inc.) and the remaining Mission Insurance Entities were released, discharged and dismissed from the proceedings free of any claims and liabilities of any kind, including any obligation to provide further funding to the trusts. The Insurance Commissioner for the State of California (the “California Commissioner”) and the Director of the Division of Insurance of the State of Missouri (the “Missouri Director”), as the trustees, have sole management authority over the trusts. Neither Covanta nor any of its subsidiaries has any power to control or otherwise influence the management of the trusts nor do they have any rights with respect to the selection or replacement of the trustees. At the present time, it is not likely that Covanta or any of its subsidiaries will receive any distribution with regard to their residual interests in the existing trusts. Since Covanta does not have a controlling financial interest in these trusts and is not the primary beneficiary, the trusts are not consolidated with Covanta for financial statement purposes.

During or at the conclusion of the administration of these grantor trusts, taxable income could result which could utilize a portion of Covanta’s NOLs which in turn could accelerate the date on which Covanta may be otherwise obligated to pay incremental cash taxes.

Covanta is in discussions with the Missouri Director regarding arrangements similar to those entered into with the California Commissioner for distribution of Covanta common stock held by the Missouri Director to claimants of the Missouri grantor trusts. Because Covanta’s discussions with the Missouri Director are currently at a preliminary stage, Covanta is unable to determine at this time whether all claimants contemplated by the 1989 and 1990 agreement as eligible to receive such stock will receive a distribution from the Missouri Director. As a result of this uncertainty, in the second quarter of 2006, Covanta reduced the aggregate amount of its available NOLs by $46 million and reduced the valuation allowance accordingly. Covanta cannot provide any assurance that it will

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enter into such similar arrangements with the Missouri Director or that the NOL reduction will ultimately be reversed. However, in connection with the administration or conclusion of the grantor trusts, Covanta does not expect either further reductions to its available NOLs or additional material amounts of taxable income to be recognized as a result of the administration or conclusion of the grantor trusts.

SFAS 109 requires the establishment of a valuation allowance when Covanta concludes that it is “more likely than not” that it will not realize its deferred tax assets. Pursuant to SFAS 109, Covanta makes periodic determinations in this regard with respect to all or a portion of its deferred tax assets. In making these determinations, Covanta considers all of the relevant factors, both positive and negative, which may impact its future taxable income including the size and operating results of its subsidiaries, the competitive environment in which these subsidiaries operate and the impact of grantor trust activity. The remainder of the valuation allowance associated with the NOLs was released during the quarter ended June 30, 2006, primarily due to Covanta’s determination that it was “more likely than not” that all remaining deferred tax assets associated with the NOLs will be realized.

If Covanta’s existing insurance business were to require capital infusions in order to meet certain regulatory capital requirements, and were Covanta to fail to provide such capital, some or all of its subsidiaries comprising the insurance business could enter insurance insolvency or bankruptcy proceedings. In such event, such subsidiaries may no longer be included in Covanta’s consolidated income tax return and potentially, a significant portion of Covanta’s remaining NOLs would no longer be available to it. Such an event may also result in a significant inclusion of taxable income in Covanta’s federal consolidated tax return.

Covanta had NOLs estimated to be approximately $489 million for federal income tax purposes as of the end of 2005. The NOLs will expire in various amounts from December 31, 2006 through December 31, 2023, if not used.

If Covanta were to undergo an “ownership change,” as such term is used in Section 382 of the Internal Revenue Code, the use of its NOLs in any given year could be limited. The impacts, if any, to Covanta of any such limitation would depend upon factors such as the amount of Covanta’s taxable income in a given tax year, the date on which an “ownership change” were to occur, and Covanta’s market capitalization at the time of an “ownership change”. Generally, Covanta will be treated as having had an “ownership change” if there is a more than 50% increase in stock ownership during a three-year “testing period” by a “5% stockholder”. Since 1990, Covanta’s certificate of incorporation has contained stock transfer restrictions that were designed to help preserve Covanta’s NOLs by avoiding an ownership change. Primarily due to the substantial increase in Covanta’s market capitalization in recent years and changes to applicable tax laws, Covanta has concluded that, such an “ownership change” is no longer an event that can reasonably be expected to jeopardize Covanta’s use of its NOLs. As a result, Covanta’s Board of Directors has proposed, subject to stockholder approval, that Covanta’s certificate of incorporation be amended to remove the transfer restrictions. Covanta is currently soliciting proxies for a special meeting of stockholders to be held on November 16, 2006 to approve such changes to Covanta’s certificate of incorporation.

Covanta’s provision for income taxes in the condensed consolidated statements of operations also includes certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the grantor trusts referred to above and in certain states reflect preparation on a separate-company basis. For further information, refer to Note 22. Income Taxes of the Notes to the Consolidated Financial Statements included in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

On May 26, 2006, Covanta Energy entered into agreements which amended its credit arrangements. All material terms of Covanta Energy’s first priority senior secured credit facility and second priority senior secured credit facility remained unchanged after the amendments except for the following:

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

On June 30, 2006, Covanta Energy utilized the new term loan commitment of $140 million on its first lien term loan facility to prepay $140 million under the second lien term loan facility. Covanta Energy recognized a loss on extinguishment of debt of $2.3 million which was classified as other expense on the condensed consolidated statement of operations and a write-off of $4.5 million of second lien term loan facility deferred financing costs in the three months ended June 30, 2006 related to the $140 million prepayment under the second lien term loan facility.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covanta Energy Long-Term Debt

Long-term debt is comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

	As of	As of
	September 30,	December 31,
	2006	2005

Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	$369,312	$229,312
Second Lien Term Loan Facility	260,000	400,000

	629,312	629,312

Intermediate Subsidiary Debt
6.26% Senior Notes due 2015	211,600	234,000
8.50% Senior Secured Notes due 2010	195,785	195,785
7.375% Senior Secured Notes due 2010	224,100	224,100

	631,485	653,885
Unamortized debt premium	21,311	24,726

Total intermediate subsidiary debt	652,796	678,611

Other long-term debt	135	196

Total long-term debt	1,282,243	1,308,119
Less: current portion (includes $4,971 and $4,807 of unamortized premium)	(36,478)	(47,549)

Total long-term debt	$1,245,765	$1,260,570

Amortization Terms

The amended first lien term loan facility includes mandatory annual amortization to be paid in quarterly installments beginning September 30, 2006, through the date of maturity as follows (in thousands of dollars):

Annual Remaining
Amortization

2006	$1,847
2007	3,693
2008	3,693
2009	3,693
2010	3,693
2011	177,270
2012	175,423

Total	$369,312

The September 30, 2006 scheduled principal payment on the amended first lien term loan facility was made on October 2, 2006 (the next business day). The second lien term loan facility has no mandatory amortization requirements and is required to be repaid in full on its maturity date in 2013.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covanta Energy Short-Term Liquidity

Covanta Energy had available credit for liquidity as follows (in thousands of dollars):

	Total		Available
	Available		As of
	Under Facility	Maturing	September 30, 2006

Revolving credit facility(1)	$100,000	2011	$100,000
Funded letter of credit facility	$320,000	2012	$31,045

(1)	Up to $90 million of which may be utilized for letters of credit.

As of September 30, 2006, Covanta Energy had neither drawn on the revolving credit facility nor caused any letters of credit to be issued under the revolving credit facility. On March 21, 2006, Covanta’s availability under the funded letter of credit facility was voluntarily reduced to $320 million from $340 million. As of September 30, 2006, Covanta Energy had approximately $289 million of outstanding letters of credit under the funded letter of credit facility.

Debt Covenants and Defaults

The loan documentation under the credit facilities, as amended, contains customary affirmative and negative covenants and financial covenants. During the term of the credit facilities, Covanta expects that the negative covenants will restrict the ability of Covanta Energy and its subsidiaries to take specified actions, subject to exceptions. As of September 30, 2006, Covanta Energy was in compliance with covenants under the credit facilities.

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

Stockholders’ Equity

Covanta agreed as part of the Covanta Energy acquisition in March 2004 to conduct a rights offering for up to 3.0 million shares of its common stock to certain holders of 9.25% debentures issued by Covanta Energy prior to its bankruptcy at a purchase price of $1.53 per share (the “9.25% Offering”). Because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings acquisition, and the related ARC Holdings Rights Offering, Covanta restructured the 9.25% Offering so that the holders that participated in the 9.25% Offering were offered the right to purchase an additional 2.7 million shares of Covanta’s common stock at the same purchase price ($6.00 per share) as in the ARC Holdings Rights Offering. This represented an equivalent number of shares of common stock that such holders would have been entitled to purchase in the ARC Holdings Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the ARC Holdings Rights Offering. On February 24, 2006, Covanta completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds.

Effective as of March 17, 2006, the Compensation Committee of the Board of Directors authorized the award of 480,055 shares of restricted stock to certain employees under the Employee Plan. On May 31, 2006, Covanta granted 36,000 shares of restricted stock under the Directors Plan. On September 1, 2006, Covanta granted 20,000 shares of restricted stock and options to purchase 50,000 shares of Covanta’s common stock to Mark A. Pytosh pursuant to an employment agreement. See Note 4. Stock-Based Compensation.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Business Segments

Covanta has two reportable business segments — Waste and Energy Services and Other Services. Within the Waste and Energy Services segment, Covanta develops, constructs, owns and operates for others key infrastructure for the disposal of waste (primarily waste-to-energy) and independent power production facilities in the United States and abroad. Covanta also has one water treatment facility in this segment. The Other Services segment is comprised of Covanta’s insurance business, which writes primarily property and casualty insurance in California, and the holding company of Covanta’s waste-to-energy and insurance subsidiaries, which primarily receives income from its investments.

Segment results are shown below (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating Revenues:
Waste and Energy Services
Domestic	$279,672	$265,558	$828,264	$559,339
International	28,255	32,312	111,700	104,605

Subtotal Waste and Energy Services	307,927	297,870	939,964	663,944
Other Services	3,188	3,620	10,643	11,457

Total operating revenues	$311,115	$301,490	$950,607	$675,401

Operating Income:
Waste and Energy Services
Domestic	$67,134	$61,325	$165,614	$95,487
International	4,610	3,558	18,053	11,704

Subtotal Waste and Energy Services	71,744	64,883	183,667	107,191
Other Services	(101)	108	182	473

Total operating income	71,643	64,991	183,849	107,664
Other income (expense):
Investment income	2,483	1,657	7,801	3,530
Interest expense	(26,968)	(30,701)	(87,265)	(59,053)
Loss on extinguishment of debt	—	—	(2,342)	—
Unrealized gain on derivative instruments, unexercised ACL warrants	—	10,578	—	14,796

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	$47,158	$46,525	$102,043	$66,937

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Pension and Other Post-retirement Benefits

Net periodic defined pension and other post-retirement benefit expense for Covanta Energy were as follows (in thousands of dollars):

	Pension				Other Post-Retirement
	Benefits(1)				Benefits
	For the Three		For the Nine		For the Three		For the Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$—	$1,805	$—	$5,417	$—	$—	$—	$—
Interest cost	1,075	997	3,225	2,992	154	165	463	493
Expected return on plan assets	(922)	(753)	(2,766)	(2,261)	—	—	—	—
Amortization of net gain	(16)	—	(48)	—	—	—	—	—

Net periodic benefit cost	$137	$2,049	$411	$6,148	$154	$165	$463	$493

(1)	Effective December 31, 2005, Covanta Energy froze the defined benefit pension plan.

Effective December 31, 2005, Covanta Energy froze the Covanta Energy Pension Plan (the defined benefit pension plans for domestic employees). All active employees who were eligible participants in the defined benefit pension plan as of December 31, 2005, were 100% vested and had a non-forfeitable right to these benefits as of such date. Effective January 1, 2006, in connection with freezing its defined benefit pension plans for domestic employees, Covanta Energy enhanced the Covanta Energy Savings Plan (the defined contribution plan for domestic employees) by increasing its contribution toward the savings plan. Covanta Energy’s costs related to these savings plans were $2.6 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $8.4 million and $2.7 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Covanta recorded the warrants as a derivative security in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Covanta recorded the warrants at their aggregate fair value of $0.8 million on the grant date and marked the warrants to their fair value of $5.0 million as of June 30, 2005. On October 7, 2005, ACL issued 7.5 million shares in an initial public offering. Based on market quotes as of September 30, 2005, Covanta recorded a mark-to-market adjustment for the quarter ended September 30, 2005 which increased the value of its investment in ACL warrants to $15.6 million in the condensed consolidated balance sheet and recorded a corresponding pre-tax gain on derivative instruments of $10.6 million for the three months ended September 30, 2005. In October 2005, Covanta converted the ACL warrants into shares of ACL’s common stock and sold the shares.

Interest Rate Swaps

Under its credit arrangements, Covanta Energy is required to enter into hedging arrangements for a portion of its exposure to interest rate changes with respect to its borrowings under the credit facilities. On July 8, 2005,

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covanta Energy entered into two separate pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, Covanta entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. These swaps were designated as cash flow hedges in accordance with SFAS 133. Accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the swaps increased interest expense for the three months ended September 30, 2005 by $0.5 million. The impact of the swaps decreased interest expense for the three months and nine months ended September 30, 2006 by $0.9 million and $1.6 million, respectively. As of September 30, 2006, the net after-tax deferred gain in other comprehensive income was $2.1 million ($3.5 million before income taxes) which was recorded in other assets.

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

Covanta Energy Corporation

Generally, claims and lawsuits arising from events occurring prior to their respective petition dates against Covanta Energy and its subsidiaries, that had filed bankruptcy petitions and subsequently emerged from bankruptcy, have been resolved pursuant to the Covanta Energy reorganization plan, and have been discharged pursuant to orders of the Bankruptcy Court which confirmed the Covanta Energy reorganization plan or similar plans of subsidiaries emerging separately from Chapter 11. However, to the extent that claims are not dischargeable in bankruptcy, such claims may not be discharged. For example, the claims of certain persons who were personally injured prior to the petition date but whose injury only became manifest thereafter may not be discharged pursuant to the Covanta Energy reorganization plan.

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

Covanta Energy may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. In certain instances, Covanta Energy may be exposed to joint and several liabilities for remedial action or damages. Covanta Energy’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally, such claims arising prior to the first petition date were resolved in and discharged by Covanta Energy’s Chapter 11 cases.

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

In June 2001, the Environmental Protection Agency (“EPA”) named Covanta Energy’s wholly-owned subsidiary, Covanta Haverhill, Inc. (“Haverhill”), as one of 2,000 potentially responsible parties (“PRPs”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (“Beede site”), a former waste oil recycling facility. The total quantity of waste oil alleged by EPA to have been disposed at the Beede site is approximately 14.3 million gallons. Haverhill is alleged to have disposed of approximately 45,000 gallons of waste oil at the Beede site. On January 9, 2004, EPA signed its Record of Decision (“ROD”) with respect to cleanup of the Beede site. The estimated cost to implement the remedial alternative selected in the ROD is $48 million, exclusive of reimbursement of past costs and future oversight costs of EPA and the State of New Hampshire. On June 20, 2006, EPA issued a Unilateral Administrative Order (“UAO”) to a group of PRPs, including Haverhill, with respect to implementation of the Beede site cleanup. Haverhill’s ultimate liability in this matter cannot be determined at this time as a result of uncertainties regarding the source and scope of contamination, the large number of PRPs, the varying degrees of responsibility among various classes of PRPs and uncertainty as to the actions or positions that may be taken by other PRPs with respect to the UAO in the event that a settlement with EPA cannot be reached and the UAO becomes effective. Covanta currently believes that based on the amount of waste oil Haverhill is alleged to have sent to the Beede site in comparison to other respondent PRPs, its ultimate liability will not be material to its financial position and results of operations.

By letters dated August 13, 2004 and May 3, 2005, EPA notified Covanta Essex Company (“Essex” and formerly named American Ref-Fuel Company of Essex County) that it was potentially liable under CERCLA Section 107(a) for response actions in the Lower Passaic River Study Area, referred to as “LPRSA”, a 17 mile stretch of river in northern New Jersey. Essex is one of at least 60 PRPs named thus far that have joined the cooperating PRP group. EPA alleges that hazardous substances found in the LPRSA were being released from the Essex site, which abuts the river. EPA’s notice letters stated that Essex may be liable for costs related to a proposed remedial investigation and feasibility study (“RI/FS”) of the Lower Passaic River, for certain past costs incurred by EPA and for unspecified natural resource damages. Essex entered into an arrangement with EPA and the cooperating PRP group of which Essex is a member to settle the potential liability Essex might have for the $2.8 million in past costs incurred by EPA, and for the $10 million then estimated by EPA as the cost of the RI/FS by contributing $0.25 million to the cost of the RI/FS and by agreeing to share in certain past and ongoing legal fees and other costs of the cooperating PRP group. It is anticipated that additional contributions to the cost of the RI/FS will be required of PRP’s, including Essex, as the RI/FS proceeds through its predicted completion in 2010. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases from its site to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for natural resource damages.

Other Commitments

Covanta Energy’s other commitments as of September 30, 2006 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$292,374	$19,827	$272,547
Surety bonds	51,651	51,651	—

Total other commitments — net	$344,025	$71,478	$272,547

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

As of September 30, 2006, Covanta Energy had approximately $31 million in available capacity for additional letters of credit under its funded letter of credit facility and $90 million available capacity for letters of credit under its revolving credit facility. Covanta Energy believes that it will be able to fully perform its contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of Covanta Energy’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If Covanta Energy were unable to immediately repay such amounts drawn under letters of credit, unreimbursed amounts would be treated under the credit facilities as additional term loans.

The surety bonds listed on the table above relate primarily to performance obligations under contracts ($42.1 million) and possible closure costs for various energy projects when such projects cease operating ($9.6 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.

Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of September 30, 2006 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of September 30, 2006 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned waste-to-energy facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such liabilities at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

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

As described in Note 8. Equity in Net Income from Unconsolidated Investments, Covanta Energy holds a 26% investment in Quezon. Covanta Energy and Quezon are both party to an agreement in which Covanta Energy assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. For the three months ended September 30, 2006 and 2005, Covanta Energy collected $9.0 million and $10.6 million,

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

respectively, and for the nine months ended September 30, 2006 and 2005, Covanta Energy collected $25.9 million and $25.2 million, respectively, for the operation and maintenance of the facility. As of September 30, 2006, the net amount due to Quezon was $2.5 million and as of December 31, 2005, the net amount due from Quezon was $0.1 million.

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

SZ Investments, Third Avenue and Laminar, then representing aggregate ownership of approximately 40% of Covanta’s outstanding common stock, each agreed to and participated in the ARC Holdings Rights Offering and acquired at least their respective pro rata portion of the shares. As consideration for their commitments, Covanta paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million. Covanta also agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that Covanta undertake an underwritten offering within twelve months of the closing of the acquisition of ARC Holdings in order to provide such stockholders with liquidity or to register for resale common stock acquired in such offering. None of such stockholders exercised such right to request an underwritten offering prior to the expiration of such period.

Covanta agreed as part of the Covanta Energy acquisition to conduct the 9.25% Offering and because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings Rights Offering, Covanta restructured the 9.25% Offering to include an additional 2.7 million shares of Covanta’s common stock at the same purchase price as in the ARC Holdings Rights Offering. On February 24, 2006, Covanta completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds, including 633,380 shares purchased by Laminar pursuant to the exercise of rights held by Laminar as a holder of 9.25% debentures. See Note 3. Acquisition and Note 12. Changes in Capitalization.

Note 18.	Other Operating (Income) Expenses

During the third quarter ended September 30, 2006, Covanta recognized other operating income of $4.9 million resulting from $2.6 million in proceeds received for final distributions and settlements of disputed matters relating to Covanta Energy’s reorganization, and $2.3 million received for insurance recoveries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the financial condition of Covanta Holding Corporation (“Covanta”) as of September 30, 2006 and its results of operations for the three and nine months ended September 30, 2006, compared with the same periods last year. It should be read in conjunction with Covanta’s Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005 and in the interim unaudited financial statements and notes included in the Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006, to which the reader is directed for additional information.

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

OVERVIEW

Covanta is organized as a holding company with substantially all of its current consolidated operations conducted in the waste and energy services business through its wholly-owned subsidiary Covanta Energy Corporation and its subsidiaries (“Covanta Energy”), including Covanta ARC Holdings, Inc. (“ARC Holdings”).

On June 24, 2005, Covanta acquired, through Covanta Energy, 100% of the issued and outstanding shares of ARC Holdings. ARC Holdings and its subsidiaries operate six waste-to-energy facilities located in the northeastern United States and TransRiver Marketing Company, L.P., a waste procurement company. Immediately upon closing of the acquisition, ARC Holdings became a wholly-owned subsidiary of Covanta Energy, and Covanta Energy assumed control of the management and operations of the ARC Holdings facilities. ARC Holdings’ results of operations were consolidated into Covanta beginning on June 25, 2005. See Note 3. Acquisition of the Notes to Condensed Consolidated Financial Statements (“Notes”). The acquisition of ARC Holdings provided Covanta Energy with the opportunity to achieve efficiencies and economies of scale by combining its businesses with those of ARC Holdings and the opportunity to refinance its recourse debt and thereby lower its cost of capital and obtain less restrictive covenants in the credit agreements.

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

Covanta’s management is focused on:

•	providing its customers with superior service by operating its existing businesses to historic high standards;

•	generating sufficient cash to meet its liquidity needs;

•	paying down Covanta Energy’s debt, as well as project and intermediate holding company debt; and

•	investing in and growing its business in order to create additional value for stockholders.

Maintaining historic facility production levels while effectively managing operating and maintenance expense is important to optimize Covanta Energy’s long-term cash generation. Covanta Energy does not expect to receive any cash contributions from Covanta except in conjunction with certain acquisitions permitted under its principal financing arrangements, and is prohibited under such financing arrangements from using its cash to issue dividends to Covanta except in limited circumstances. For expanded discussions of liquidity, see “Liquidity and Capital Resources” below.

Covanta’s liquidity is enhanced by the existence of net operating loss carryforwards (“NOLs”), which predominantly arose from predecessor insurance entities (“Mission Insurance Entities”) of Covanta (formerly named Mission Insurance Group, Inc.), which have been in state insolvency proceedings in California and Missouri since the late 1980’s. As described below, certain grantor trusts associated with these predecessor insurance entities (and the taxable income and loss they generate) continue to be included in Covanta’s consolidated tax group. The Internal Revenue Service (“IRS”) has not audited any of Covanta’s tax returns relating to the years during which the NOLs were generated. It is possible that the IRS could undertake an audit of Covanta’s tax returns for such years, as well as subsequent years during which taxable income or loss of such grantor trusts (and the taxable income and loss they generate) will continue to be included in Covanta’s consolidated tax group.

The ability of Covanta to utilize its NOLs to offset taxable income generated by operations in its Waste and Energy Services segment could have a material effect on Covanta’s consolidated financial condition and results of operations. Covanta had NOLs estimated to be $489 million for federal income tax purposes as of December 31, 2005. The NOLs will expire in various amounts from December 31, 2006 through December 31, 2023, if not used. The amount of NOLs available to Covanta Energy will be reduced by any taxable income generated by current members of Covanta’s consolidated tax group, which include the grantor trusts described above. During or at the conclusion of the administration of these grantor trusts by state insurance regulatory agencies, taxable income could result, which could utilize a portion of Covanta’s NOLs and in turn could accelerate the date on which Covanta may be otherwise obligated to pay incremental cash taxes. While Covanta cannot predict with certainty what amounts, if any, may be includable in Covanta’s taxable income as a result of the final administration of the trusts, Covanta believes that any such taxable income will not result in a material reduction in available NOLs.

Since 1990, Covanta’s certificate of incorporation has contained stock transfer restrictions that were designed to help preserve Covanta’s NOLs by avoiding an “ownership change,” as such term is used in Section 382 of the Internal Revenue Code. Primarily due to the substantial increase in Covanta’s market capitalization in recent years and changes to applicable tax laws, Covanta has concluded that such an ownership change is no longer an event that can reasonably be expected to jeopardize Covanta’s use of the NOLs. As a result, Covanta’s Board of Directors has proposed, subject to stockholder approval, that Covanta’s certificate of incorporation be amended to remove the transfer restrictions. Covanta is currently soliciting proxies for a special meeting of stockholders to be held on November 16, 2006 to approve such changes to Covanta’s certificate of incorporation.

For additional detail relating to Covanta’s NOLs and risks attendant thereto, see Note 11. Income Taxes of the Notes and Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and Item 1A. Risk Factors in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.

On May 26, 2006, Covanta Energy completed the repricing of its first lien term loan and first lien funded letter of credit facilities, reducing interest rates on these facilities by 0.75%. Covanta Energy also received commitments to increase its first lien term loan by $140 million, the proceeds of which were used to pay down a portion of its higher-priced second lien term loan facility. On June 30, 2006, Covanta Energy reduced the second lien term loan facility from $400 million to $260 million, and paid a required call premium of 2%, or $2.8 million. At the same time, the amount outstanding under the first lien term loan facility was increased from $229 million to $369 million. Covanta Energy’s first lien funded letter of credit and revolving credit facilities remained unchanged at $320 million and $100 million respectively. The amount available for issuance of letters of credit under the revolving credit facility was increased to $90 million from $75 million. Management estimates that the repricing will generate pre-tax cash savings through reduced interest expense of approximately $8 million per year beginning in 2007. Covanta expects that the cash savings in 2006 will be substantially less due to the related transaction costs and call premium that were paid in connection with these changes in capitalization.

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

Covanta Energy also has eight waste-to-energy projects at which it receives a per-ton fee under contracts for processing waste. These projects are referred to as having a “Tip Fee” structure. At its Tip Fee projects, Covanta Energy generally enters into long-term waste disposal contracts for a substantial portion of project disposal capacity and retains all of the energy revenue generated. Covanta Energy’s waste disposal and energy revenue from these projects is more dependent upon operating performance, and as such is subject to greater revenue fluctuation to the extent performance levels fluctuate.

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

Contract Duration

Covanta Energy operates its domestic waste-to-energy projects under long-term agreements. Energy sales contracts at Covanta Energy-owned waste-to-energy projects generally expire at or after the date on which a project’s agreement expires. Expiration of these contracts will subject Covanta Energy to greater market risk in maintaining and enhancing its revenues. As its agreements at municipally-owned projects expire, Covanta Energy will seek to enter into renewal or replacement contracts to continue operating such projects. As its agreements at facilities it owns begin to expire, Covanta Energy intends to seek replacement or additional contracts for waste supplies. Because project debt on these facilities will be paid off at such time, Covanta Energy believes it will be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. Covanta Energy will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. At Covanta Energy’s domestic facilities, the expiration of existing energy sales contracts will require Covanta Energy to sell project energy output either into the electricity grid or pursuant to new contracts. There can be no assurance that Covanta will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable to Covanta Energy.

Business Development

Covanta’s opportunities for growth by investing in new development opportunities will be limited by Covanta Energy’s debt covenants, as well as by competition from other companies in the waste disposal and energy businesses. Covanta Energy’s business is capital intensive since it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth, Covanta must be able to invest its own funds, obtain equity or debt financing, and provide support to its operating subsidiaries. Covanta’s domestic project development has recently concentrated on working with its client communities to expand existing waste-to-energy project capacities, and it has one project in advanced stages of development and another under construction. Covanta is pursuing additional project expansion opportunities, as well as opportunities in businesses ancillary to its existing business, such as additional waste transfer, transportation, processing and landfill businesses. Covanta is also pursuing international waste and/or energy business opportunities, particularly in markets where the market demand, regulatory environment or other factors encourage technologies such as waste-to-energy in order to reduce dependence on landfilling, such as Italy, the United Kingdom, China or island nations where landfilling is a less desirable disposal option.

Other Services

Covanta’s Other Services segment is comprised of the holding company and insurance subsidiaries operations. The operations of Covanta’s insurance subsidiary, National American Insurance Company of California (“NAICC”), and its subsidiary Valor Insurance Company, Incorporated, are primarily property and casualty insurance. Holding company operations prior to the acquisition of Covanta Energy on March 10, 2004, primarily included general and administrative expense related to officer salaries, legal and other professional fees and insurance. Subsequent to the acquisition of Covanta Energy, these expenses have been reimbursed by Covanta Energy under a corporate services agreement. The holding company operations also include income earned on its investments.

RESULTS OF OPERATIONS

The results of operations for the nine months ended September 30, 2005 are not representative of Covanta’s ongoing results since ARC Holdings’ results of operations were included in Covanta Energy’s consolidated results of operations from June 25, 2005 forward. Therefore, given the significance of the ARC Holdings acquisition to

Covanta’s current and future results of operations and financial condition, Covanta believes that an understanding of its reported results, trends and ongoing performance is enhanced by presenting results on a pro forma basis at both the consolidated level and the Waste and Energy Services segment level for the nine months ended September 30, 2006 and 2005. The pro forma basis presentation assumes that the acquisition of ARC Holdings occurred on January 1, 2005. However, the pro forma results are equivalent to reported results for the nine months ended September 30, 2006 as there are no pro forma adjustments for this period. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2005 or that may result in the future. In addition, the pro forma information provided below has not been adjusted to reflect any operating efficiencies that may be realized as a result of the ARC Holdings acquisition. Covanta’s consolidated and segment results of operations, as reported and where applicable, on a pro forma basis, are summarized in the tables and discussions below. The pro forma adjustments are described starting on page 45.

Consolidated Results

Covanta’s consolidated results of operations are presented on a reported basis for the three months ended September 30, 2006 and 2005 and on both a reported and pro forma basis for the nine months ended September 30, 2006 and 2005 in the table below (in thousands of dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Reported		Reported		Pro Forma
	2006	2005	2006	2005	2006	2005
	(Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$311,115	$301,490	$950,607	$675,401	$950,607	$905,713
Total operating expenses	239,472	236,499	766,758	567,737	766,758	753,046

Operating income	71,643	64,991	183,849	107,664	183,849	152,667

OTHER INCOME (EXPENSE):
Investment income	2,483	1,657	7,801	3,530	7,801	4,755
Interest expense	(26,968)	(30,701)	(87,265)	(59,053)	(87,265)	(88,810)
Loss on extinguishment of debt	—	—	(2,342)	—	(2,342)	—
Unrealized gain on derivative instruments, unexercised ACL warrants	—	10,578	—	14,796	—	14,796

Total other expense	(24,485)	(18,466)	(81,806)	(40,727)	(81,806)	(69,259)

Income before income taxes, minority interests and equity in net income from unconsolidated investments	47,158	46,525	102,043	66,937	102,043	83,408
Income tax expense	(18,870)	(16,391)	(29,795)	(24,008)	(29,795)	(37,533)
Minority interests	(1,982)	(2,172)	(4,861)	(9,311)	(4,861)	(9,367)
Equity in net income from unconsolidated investments	4,945	9,439	26,460	20,003	26,460	20,003

NET INCOME	$31,251	$37,401	$93,847	$53,621	$93,847	$56,511

EARNINGS PER SHARE:
Basic	$0.21	$0.27	$0.65	$0.46	$0.65	$0.40

Diluted	$0.21	$0.26	$0.64	$0.44	$0.64	$0.39

Basic and diluted earnings per share and the average shares used in the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the bonus element contained in the rights offering conducted in June 2005.

The following general discussions should be read in conjunction with the above table, the condensed consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income is provided in the reported and pro forma Waste and Energy Services segment discussion and reported Other Services segment discussion below.

Consolidated Results of Operations — Comparison of Reported Results for the Three Months Ended September 30, 2006 vs. Reported Results for the Three Months Ended September 30, 2005

Covanta’s operating revenues increased by $9.6 million primarily from increased waste and service revenues due to contract fee escalations and higher energy prices in 2006 in the domestic Waste and Energy Services segment. Operating income increased by $6.7 million resulting primarily from a decrease in other operating expenses of $5.3 million primarily due to $2.6 million in final distributions and settlements of disputed matters relating to Covanta Energy’s reorganization, and $2.3 million in insurance recoveries. Operating income also increased due to increased operating revenues and cost reduction initiatives in the Waste and Energy Services segment.

Total investment income increased by $0.8 million primarily due to higher invested cash balances. Interest expense decreased by $3.7 million primarily due to lower interest rates in the new financing arrangements put into place in May 2006. For the three months ended September 30, 2005, Covanta recorded a pre-tax unrealized gain on derivative instruments of $10.6 million related to its investment in American Commercial Lines LLC (“ACL”) warrants which was liquidated in October 2005 as discussed in Note 15. Financial Instruments of the Notes.

Equity in net income from unconsolidated investments decreased by $4.5 million primarily due to the effects of the following factors relating to Covanta’s interest in the Quezon facility in the Philippines:

•	a $1.4 million adjustment to the existing deferred tax asset as a result of strengthening of the Philippine peso versus the US dollar in the third quarter of 2006 related to a cumulative deferred income tax benefit of $7.0 million which Covanta recorded in the quarter ended June 30, 2006 and

•	increased income tax expense of approximately $1.8 million resulting from the conclusion of a six-year income tax holiday in May 2006.

Income tax expense increased by $2.5 million primarily due to higher taxable income.

Net income and diluted earnings per share decreased by $6.2 million and $0.05, respectively, as a result of the combined effects of the factors in this section as discussed above.

Consolidated Results of Operations — Comparison of Reported Results for the Nine Months Ended September 30, 2006 vs. Reported Results for the Nine Months Ended September 30, 2005

Covanta’s operating revenues increased by $275.2 million primarily from increases in waste and service revenues of $171.3 million and increases in electricity and steam sales of $104.1 million. Operating income increased by $76.2 million resulting primarily from impacts of the businesses acquired as part of the ARC Holdings acquisition in the second quarter of 2005 combined with increased operating revenues, cost reduction initiatives and reduced scope of scheduled maintenance activity in 2006 in the Waste and Energy Services segment. Other operating expenses decreased by $6.5 million primarily due to $2.6 million in final distributions and settlements of disputed matters relating to Covanta Energy’s reorganization, and $2.3 million in insurance recoveries.

Total investment income increased by $4.3 million primarily due to higher invested cash balances. Interest expense increased by $28.2 million primarily due to the new financing arrangements put into place as part of the ARC Holdings acquisition in June 2005 and the write-off of $4.5 million of deferred financing costs related to the amendments to the financing arrangements in May 2006. As a result of the 2006 amendments to the financing arrangements, a loss on extinguishment of debt of $2.3 million was recognized for the nine months ended

September 30, 2006. For the nine months ended September 30, 2005, Covanta recorded a pre-tax unrealized gain on derivative instruments of $14.8 million related to its investment in ACL warrants which was liquidated in October 2005 as discussed in Note 15. Financial Instruments of the Notes.

Equity in net income from unconsolidated investments increased by $6.5 million due to the effects of the following factors relating to the Quezon facility:

•	the absence during 2006 of a major scheduled turbine-generator maintenance project that occurred during 2005 that is generally scheduled twice in a seven year cycle, and

•	a $5.6 million cumulative deferred income tax benefit recorded related to unrealized foreign exchange losses as discussed above; offset by

•	an increase in tax expense of approximately $1.8 million related to the conclusion of a six-year income tax holiday in May 2006.

Income tax expense increased by $5.8 million due to higher taxable income primarily from impacts of the businesses acquired as part of the ARC Holdings acquisition offset by a one-time tax benefit of $10 million recorded during the three months ended June 30, 2006 associated with the adoption of the permanent reinvestment exception under APB 23. For additional detail, see Note 11. Income Taxes of the Notes.

Net income and diluted earnings per share increased by $40.2 million and $0.20, respectively, as a result of the combined effects of the factors in this section as discussed above.

Consolidated Results of Operations — Comparison of Reported Results for the Nine Months Ended September 30, 2006 vs. Pro Forma Results for the Nine Months Ended September 30, 2005

Covanta’s operating revenues increased by $44.9 million primarily from increases in waste and service revenues of $20.7 million and increases in electricity and steam sales of $24.4 due to contract fee escalations and higher energy and scrap metal prices. Operating income increased by $31.2 million primarily due to higher operating revenues, cost reduction initiatives and reduced scope of scheduled maintenance activity in the Waste and Energy Services segment during the nine months ended September 30, 2006. Other operating expenses decreased by $7.0 million primarily due to $2.6 million in final distributions and settlements of disputed matters relating to Covanta Energy’s reorganization, and $2.3 million in insurance recoveries.

Total investment income increased by $3.0 million primarily due to higher invested cash balances. Interest expense increased by $1.5 million primarily due to the write-off of $4.5 million of deferred financing costs related to the amendments to the financing arrangements in May 2006, offset by lower outstanding debt balances. As a result of the 2006 amendments to the financing arrangements, a loss on extinguishment of debt of $2.3 million was recognized for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, Covanta recorded a pre-tax unrealized gain on derivative instruments of $14.8 million related to its investment in ACL warrants which was liquidated in October 2005 as discussed in Note 15. Financial Instruments of the Notes.

Equity in net income from unconsolidated investments increased by $6.5 million due to the effects of the following factors relating to the Quezon facility:

•	the absence during 2006 of a major scheduled turbine-generator maintenance project that occurred during 2005 that is generally scheduled twice in a seven year cycle, and

•	a $5.6 million cumulative deferred income tax benefit recorded related to unrealized foreign exchange losses as discussed above; offset by

•	an increase in tax expense of approximately $1.8 million of related to the conclusion of a six-year income tax holiday in May 2006.

Income tax expense decreased by $7.7 million primarily due to a one-time tax benefit of $10 million recorded during the three months ended June 30, 2006 associated with the adoption of the permanent reinvestment exception under APB 23. For additional detail, see Note 11. Income Taxes of the Notes.

Net income and diluted earnings per share increased by $37.3 million and $0.25, respectively, as a result of the combined effects of the factors in this section as discussed above.

Waste and Energy Services Results

Waste and Energy Services results of operations are presented on a reported basis for the three months ended September 30, 2006 and 2005 and on both a reported and pro forma basis for the nine months ended September 30, 2006 and 2005 in the table below (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Reported		Reported		Pro Forma
	2006	2005	2006	2005	2006	2005
	(Unaudited)

Waste and service revenues	$203,103	$194,176	$607,973	$436,624	$607,973	$587,276
Electricity and steam sales	104,019	103,316	329,610	225,541	329,610	305,201
Other operating revenues	805	378	2,381	1,779	2,381	1,779

Total operating revenues	307,927	297,870	939,964	663,944	939,964	894,256

Plant operating expenses	161,611	152,984	522,330	394,183	522,330	500,936
Depreciation and amortization	47,726	44,551	142,926	78,027	142,926	136,882
Net interest expense on project debt	14,722	16,988	46,013	36,700	46,013	51,766
Other operating income	(5,459)	(345)	(6,845)	(705)	(6,845)	(186)
General and administrative expenses	17,583	17,826	51,873	42,930	51,873	52,664
Restructuring charges	—	—	—	2,655	—	—
Acquisition-related charges	—	983	—	2,963	—	—

Total operating expenses	236,183	232,987	756,297	556,753	756,297	742,062

Operating income	$71,744	$64,883	$183,667	$107,191	$183,667	$152,194

The following business segment discussion is presented on a reported basis for the three months ended September 30, 2006 and 2005 and on a pro forma basis for the nine months ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2005 are not representative of Covanta’s ongoing results since ARC Holdings’ results of operations were included in Covanta Energy’s consolidated results of operations from June 25, 2005 forward. Therefore, given the significance of the ARC Holdings acquisition to Covanta’s current and future results of operations and financial condition, Covanta believes that an understanding of its reported results, trends and ongoing performance is enhanced by discussing results on a pro forma basis at the Waste and Energy Services segment levels for the nine months ended September 30, 2005. The following general discussion should be read in conjunction with the above table, the condensed consolidated financial statements and the Notes. Additional detail on comparable revenues, costs and expenses, and operating income, within the Waste and Energy Services segment is provided in the reported and pro forma domestic and international business discussion below.

Waste and Energy Services Results of Operations — Comparison of Reported Results for the Three Months Ended September 30, 2006 vs. Reported Results for the Three Months Ended September 30, 2005

Operating income increased by $6.9 million primarily due to the effects of:

•	increases in operating revenues of $10.1 million primarily due to contract fee escalations and higher energy prices in 2006 in the domestic business, and

•	increases in operating expenses of $3.2 million primarily due to higher plant operating expenses.

Additional information regarding changes in revenues and expenses is provided below in the discussion of domestic and international businesses comprising the Waste and Energy Services segment.

Waste and Energy Services Results of Operations — Comparison of Reported Results for the Nine Months Ended September 30, 2006 vs. Pro Forma Results for the Nine Months Ended September 30, 2005

Operating income increased by $31.5 million primarily due to the effects of:

•	increases in operating revenues of $45.7 million primarily due to contract fee escalations and higher energy prices in 2006 in the domestic business, and

•	increases in operating expenses of $14.2 million primarily due to higher plant operating expenses.

Additional information regarding changes in revenues and expenses is provided below in the discussion of domestic and international businesses comprising the Waste and Energy Services segment.

Waste and Energy Services — Domestic Business

The domestic business results of operations are presented on a reported basis for the three months ended September 30, 2006 and 2005 and on both a reported and pro forma basis for the nine months ended September 30, 2006 and 2005 in the table below (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Reported		Reported		Pro Forma
	2006	2005	2006	2005	2006	2005
	(Unaudited)

Waste and service revenues	$202,154	$194,176	$604,734	$433,319	$604,734	$583,971
Electricity and steam sales	76,713	71,004	221,149	124,241	221,149	203,901
Other operating revenues	805	378	2,381	1,779	2,381	1,779

Total operating revenues	279,672	265,558	828,264	559,339	828,264	789,651

Plant operating expenses	142,717	131,600	441,726	322,302	441,726	429,055
Depreciation and amortization	45,793	42,294	136,709	71,435	136,709	130,290
Net interest expense on project debt	13,125	15,075	40,655	30,778	40,655	45,844
Other operating income expense	(5,411)	(2,270)	(5,060)	(2,821)	(5,060)	(2,302)
General and administrative expenses	16,314	16,551	48,620	39,195	48,620	48,929
Acquisition-related charges	—	983	—	2,963	—	—

Total operating expenses	212,538	204,233	662,650	463,852	662,650	651,816

Operating income	$67,134	$61,325	$165,614	$95,487	$165,614	$137,835

Waste and Energy Domestic Business Results of Operations — Comparison of Reported Results for the Three Months Ended September 30, 2006 vs. Reported Results for the Three Months Ended September 30, 2005

Total domestic revenue increased by $14.1 million primarily due to contract fee escalation and higher energy and scrap metal prices as described below.

Waste and service revenues increased by $8.0 million or 4.1% as a result of the following factors:

•	Revenue from waste-to-energy projects structured with Service Fee arrangements increased by $1.6 million. Such revenues increased $2.7 million primarily due to contractual escalations offset by a reduction of $1.1 million related to lower revenues earned explicitly to service debt;

•	Revenue from waste-to-energy projects structured with Tip Fee arrangements increased by $3.9 million. Such revenues increased by $1.6 million primarily driven by higher volumes of waste handled and $2.3 million due to the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in Covanta’s consolidated results of operations; and

•	Other waste and service fee revenues increased by $2.4 million primarily due to higher pricing for scrap metal.

Electricity and steam revenue increased $5.7 million or 8%, comprised of an increase of $4.1 million due to higher energy rates and an increase of $1.6 million due to the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in Covanta’s consolidated results of operations.

Plant operating expenses increased by $11.1 million primarily due to normal cost escalations such as wages, timing of scheduled plant maintenance, and the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in Covanta’s consolidated results of operations, partially offset by cost reduction initiatives.

Depreciation and amortization increased by $3.5 million primarily due to additions of property, plant and equipment and the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in Covanta’s consolidated results of operations.

Net interest expense on project debt decreased by $2.0 million primarily due to lower project debt balances.

Other operating income increased by $3.1 million primarily due to final distributions and settlements of disputed matters relating to Covanta Energy’s reorganization, and insurance recoveries.

General and administrative expenses for the three months ended September 30, 2006 were comparable to the same period in 2005 primarily due to wage escalations and increased development spending offset by additional synergies from the ARC Holdings acquisition.

Waste and Energy Domestic Business Results of Operations — Comparison of Reported Results for the Nine Months Ended September 30, 2006 vs. Pro Forma Results for the Nine Months Ended September 30, 2005

Total domestic revenue increased by $38.6 million primarily due to contract fee escalation and higher energy and scrap metal prices as described below.

Waste and service revenues increased by $20.8 million or 3.6% resulting from the impacts of the following factors:

•	Revenue from waste-to-energy projects structured with Service Fee arrangements increased by $4 million. Such revenues increased by $10.6 million primarily due to contractual escalations and higher additional waste service fees offset by a reduction of $6.6 million related to lower revenues earned explicitly to service debt;

•	Revenue from waste-to-energy projects structured with Tip Fee arrangements increased by $11 million. Such revenues increased by $4.5 million primarily driven by favorable pricing and higher volumes for waste handled and $6.5 million primarily due to the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in Covanta’s consolidated results of operations; and

•	Other waste and service fee revenues increased by $5.8 million primarily due to higher pricing for scrap metal.

Electricity and steam revenue increased by $17.3 million or 8.5%, comprised of an increase of $12.9 million due to higher energy rates and increased production, and an increase of $4.4 million due to the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in Covanta’s consolidated results of operations.

Plant operating expenses increased by $12.7 million primarily due to normal cost escalations such as wages and the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in Covanta’s consolidated results of operations, partially offset by reduced scope of scheduled plant maintenance and cost reduction initiatives.

Depreciation and amortization increased by $6.4 million primarily due to additions to property, plant and equipment and the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in Covanta’s consolidated results of operations.

Net interest expense on project debt decreased by $5.2 million primarily as a result of lower project debt balances.

Other operating income increased by $2.7 million primarily due to final distributions and settlements of disputed matters relating to Covanta Energy’s reorganization, and insurance recoveries.

General and administrative expenses for the nine months ended September 30, 2006 were comparable to the same period in 2005 primarily due to wage escalations and increased development spending offset by additional synergies from the ARC Holdings acquisition.

Waste and Energy Services — International Business

The international business results of operations are presented on a reported basis for the three months ended September 30, 2006 and 2005 and on both a reported and pro forma basis for the nine months ended September 30, 2006 and 2005 in the table below (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Reported		Reported		Pro Forma
	2006	2005	2006	2005	2006	2005
	(Unaudited)

Waste and service revenues	$949	$—	$3,239	$3,305	$3,239	$3,305
Electricity and steam sales	27,306	32,312	108,461	101,300	108,461	101,300

Total operating revenues	28,255	32,312	111,700	104,605	111,700	104,605

Plant operating expenses	18,894	21,384	80,604	71,881	80,604	71,881
Depreciation and amortization	1,933	2,257	6,217	6,592	6,217	6,592
Net interest expense on project debt	1,597	1,913	5,358	5,922	5,358	5,922
Other operating (income) expense	(48)	1,925	(1,785)	2,116	(1,785)	2,116
General and administrative expenses	1,269	1,275	3,253	3,735	3,253	3,735
Restructuring charges	—	—	—	2,655	—	—

Total operating expenses	23,645	28,754	93,647	92,901	93,647	90,246

Operating income	$4,610	$3,558	$18,053	$11,704	$18,053	$14,359

Waste and Energy International Business Results of Operations — Comparison of Reported Results for the Three Months Ended September 30, 2006 vs. Reported Results for the Three Months Ended September 30, 2005

Total revenues for the international business decreased by $4.1 million primarily due to a $3.1 million decrease due to the sale of the Huantai facility in China during the second quarter of 2006, combined with a $1.6 million decrease in revenues under energy contracts at both Indian facilities as a result of lower generation during the three months ended September 30, 2006.

Plant operating expenses decreased by $2.5 million primarily as a result of a $2.9 million decrease in plant operating costs due to the sale of the Huantai facility in China in the second quarter of 2006.

Depreciation and amortization decreased by $0.3 million primarily due to the sale of the Huantai facility in China in the second quarter of 2006.

Net interest expense on project debt decreased by $0.3 million primarily due to the scheduled quarterly pay down of project debt at both Indian facilities.

Other operating income increased by $2.0 million primarily due to the $1.8 million write-off of the remaining assets of the Bataan facility during the three months ended September 30, 2005.

General and administrative expenses for the three months ended September 30, 2006 were comparable to the same period in 2005.

Waste and Energy International Business Results of Operations — Comparison of Reported Results for the Nine Months Ended September 30, 2006 vs. Pro Forma Results for the Nine Months Ended September 30, 2005

Total revenues for the international business increased by $7.1 million primarily due to a $13.7 million increase in revenues under energy contracts at both Indian facilities resulting from higher fuel costs passed through to the offtaker, partially offset by a $7.0 million decrease in revenues from the Huantai facility in China due to lower electricity and steam sales in 2006 combined with the sale of the facility during the second quarter of 2006.

Plant operating expenses increased by $8.7 million primarily as a result of $14.4 million in higher fuel costs at both Indian facilities, partially offset by a $5.6 million decrease at the Huantai facility in China due to lower generation combined with the sale of the facility during the second quarter of 2006.

Depreciation and amortization decreased by $0.4 million primarily due to the sale of the Huantai facility in China during the second quarter of 2006.

Net interest expense on project debt decreased by $0.6 million primarily due to the scheduled quarterly pay down of project debt at both Indian facilities.

Other operating income increased by $3.9 million primarily due to the effects of the following factors:

•	a $1.2 million gain on the sale of the Huantai facility in China during the second quarter of 2006,

•	a $0.4 million gain on the sale of inventory at a facility in the Philippines during the second quarter of 2006, and

•	a $1.8 million write-off of the remaining assets of the Bataan facility during the three months ended September 30, 2005.

General and administrative expenses decreased by $0.5 million for the nine months ended September 30, 2006, as compared to the same period in 2005, primarily due to lower personnel costs in 2006.

Other Services Results

Other Services reported results of operations are presented in the table below (in thousands of dollars):

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)

OPERATING REVENUES:
Net earned premiums	$2,817	$3,074	$9,420	$9,928
Net investment income	400	533	1,230	1,513
Net realized investment (losses) gains	(34)	5	(60)	(75)
Other income	5	8	53	91

Total other operating revenues	3,188	3,620	10,643	11,457

Depreciation and amortization	26	29	61	84
Other operating expenses	2,500	2,723	8,096	8,441
General and administrative expenses	763	760	2,304	2,459

Total operating expenses	3,289	3,512	10,461	10,984

Operating (loss) income	$(101)	$108	$182	$473

Net earned premiums decreased by $0.3 million and $0.5 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005 primarily due to the change in net written premiums primarily driven by softer market conditions. Net investment income decreased by $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in

2005 primarily due to a decrease in the fixed income portfolio basis. Other operating expenses for the three and nine months ended September 30, 2006 were comparable to the same period in 2005. Other operating expenses consist of net loss and loss adjustment expenses (“LAE”), and policy acquisition costs as described below. General and administrative expenses were comparable for the three months ended September 30, 2006 as compared to the same period in 2005 and decreased by $0.2 million for the nine months ended September 30, 2006 as compared to the same period in 2005 due primarily to reductions in administrative personnel in the insurance business.

The loss and LAE ratio for the three and nine months ended September 30, 2006 improved as compared to the same periods in 2005 due to improved performance of the private passenger auto programs. The resulting loss and LAE ratios were 64.9% and 69.7% for the nine months ended September 30, 2006 and 2005, respectively. As a percentage of net earned premiums, policy acquisition costs were 21.0% and 15.4% for the nine months ended September 30, 2006 and 2005, respectively. Policy acquisition costs increased in 2006 compared to the 2005 period due to the elimination of the ceding commissions earned under the quota share reinsurance agreements that were in effect during 2005.

PRO FORMA RECONCILIATIONS

The following tables provide reconciliations from the as reported results to the pro forma results presented above for Covanta and its Waste and Energy Services segment where applicable (in thousands of dollars, except per share amounts). Notes to the pro forma reconciliations begin directly after the tables.

CONSOLIDATED PRO FORMA RECONCILIATIONS

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
	(Unaudited)

Operating revenues
Waste and service revenues	$607,973	$—	$—	$607,973	$436,624	$148,792	$1,860	$587,276
Electricity and steam sales	329,610	—	—	329,610	225,541	79,660	—	305,201
Other operating revenues	13,024	—	—	13,024	13,236	—	—	13,236

Total operating revenues	950,607	—	—	950,607	675,401	228,452	1,860	905,713

Operating expenses
Plant operating expenses	522,330	—	—	522,330	394,183	103,617	3,136	500,936
Depreciation and amortization expense	142,987	—	—	142,987	78,111	57,032	1,823	136,966
Net interest expense on project debt	46,013	—	—	46,013	36,700	13,964	1,102	51,766
Other operating expenses	1,251	—	—	1,251	7,736	519	—	8,255
General and administrative expenses	54,177	—	—	54,177	45,389	52,133	(42,399)	55,123
Restructuring charges	—	—	—	—	2,655	—	(2,655)	—
Acquisition-related charges	—	—	—	—	2,963	—	(2,963)	—

Total operating expenses	766,758	—	—	766,758	567,737	227,265	(41,956)	753,046

Operating income	183,849	—	—	183,849	107,664	1,187	43,816	152,667

Other income (expenses)
Investment income	7,801	—	—	7,801	3,530	1,225	—	4,755
Interest expense	(87,265)	—	—	(87,265)	(59,053)	(26,368)	(3,389)	(88,810)
Loss on extinguishment of debt	(2,342)	—	—	(2,342)	—	—	—	—
Gain on derivative instruments, ACL warrants	—	—	—	—	14,796	—	—	14,796

Total other expenses	(81,806)	—	—	(81,806)	(40,727)	(25,143)	(3,389)	(69,259)

Income (loss) before income tax (expense) benefit, minority interests and equity in net income from unconsolidated investments	102,043	—	—	102,043	66,937	(23,956)	40,427	83,408
Income tax (expense) benefit	(29,795)	—	—	(29,795)	(24,008)	6,033	(19,558)	(37,533)
Minority interests	(4,861)	—	—	(4,861)	(9,311)	(56)	—	(9,367)
Equity in net income of unconsolidated investments	26,460	—	—	26,460	20,003	—	—	20,003

Net income (loss)	$93,847	$—	$—	$93,847	$53,621	$(17,979)	$20,869	$56,511

Earnings Per Share:
Basic	$0.65			$0.65	$0.46			$0.40

Diluted	$0.64			$0.64	$0.44			$0.39

WASTE AND ENERGY SERVICES PRO FORMA RECONCILIATIONS

Domestic

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
	(Unaudited)

Operating revenues
Waste and service revenues	$604,734	$—	$—	$604,734	$433,319	$148,792	$1,860	$583,971
Electricity and steam sales	221,149	—	—	221,149	124,241	79,660	—	203,901
Other operating revenues	2,381	—	—	2,381	1,779	—	—	1,779

Total operating revenues	828,264	—	—	828,264	559,339	228,452	1,860	789,651

Operating expenses
Plant operating expenses	441,726	—	—	441,726	322,302	103,617	3,136	429,055
Depreciation and amortization expense	136,709	—	—	136,709	71,435	57,032	1,823	130,290
Net interest expense on project debt	40,655	—	—	40,655	30,778	13,964	1,102	45,844
Other operating expenses	(5,060)	—	—	(5,060)	(2,821)	519	—	(2,302)
General and administrative expenses	48,620	—	—	48,620	39,195	52,133	(42,399)	48,929
Acquisition-related charges	—	—	—	—	2,963	—	(2,963)	—

Total operating expenses	662,650	—	—	662,650	463,852	227,265	(39,301)	651,816

Operating income	$165,614	$—	$—	$165,614	$95,487	$1,187	$41,161	$137,835

International

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
		Acquisition	Pro Forma		As	Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	Reported	Activity	Adjust.	Pro Forma
	(Unaudited)

Operating revenues
Waste and service revenues	$3,239	$—	$—	$3,239	$3,305	$—	$—	$3,305
Electricity and steam sales	108,461	—	—	108,461	101,300	—	—	101,300

Total operating revenues	111,700	—	—	111,700	104,605	—	—	104,605

Operating expenses
Plant operating expenses	80,604	—	—	80,604	71,881	—	—	71,881
Depreciation and amortization expense	6,217	—	—	6,217	6,592	—	—	6,592
Net interest expense on project debt	5,358	—	—	5,358	5,922	—	—	5,922
Other operating expenses	(1,785)	—	—	(1,785)	2,116	—	—	2,116
General and administrative expenses	3,253	—	—	3,253	3,735	—	—	3,735
Restructuring charges	—	—	—	—	2,655	—	(2,655)	—

Total operating expenses	93,647	—	—	93,647	92,901	—	(2,655)	90,246

Operating income	$18,053	$—	$—	$18,053	$11,704	$—	$2,655	$14,359

Notes to Pro Forma Reconciliations

Pro Forma Assumptions

The unaudited pro forma condensed consolidated financial statements reflect the following assumptions:

Covanta Energy Transactions:

•	The debt structure of Covanta Energy and CPIH that was in place upon Covanta Energy’s emergence from bankruptcy on March 10, 2004, was assumed to be refinanced, prior to the amendment to the credit facilities on May 26, 2006, in connection with the acquisition of ARC Holdings as of January 1, 2005 as more fully described in Note 3. Acquisition of the Notes.

ARC Holdings Transactions:

•	Covanta, through Covanta Energy, purchased 100% of the issued and outstanding shares of ARC Holdings’ capital stock on January 1, 2005 on the same terms described in Note 3. Acquisition of the Notes.

Acquisition Activity:

•	Represents ARC Holdings’ actual results of operations for the period of January 1, 2005 through June 24, 2005.

Pro Forma Adjustments

The following are a summary of the pro forma adjustments made:

•	Waste and service revenues: To record additional revenues prior to June 25, 2005 as a result of conforming debt service revenue recognition at ARC Holdings subsidiaries to Covanta Energy’s debt service revenue recognition policy, which policy has been implemented by ARC Holdings since its acquisition.

•	Plant operating expenses: To record as rent expense the net impact of the change in the fair value of a lease owned by an operating subsidiary of ARC Holdings as of January 1, 2005.

•	Depreciation and amortization expense: To reverse ARC Holdings’ historical depreciation and amortization expense and to record pro forma depreciation and amortization expense based on fair values assigned to ARC Holdings’ property, plant and equipment and amortizable intangible assets prior to its respective acquisition date.

•	Net interest expense on project debt: To reverse ARC Holdings’ project debt prior bond issuance cost amortization and to record the impact of fair value adjustments to ARC Holdings’ project debt prior to its acquisition date.

•	General and administrative expenses: To reverse ARC Holdings’ executive compensation and related expenses in the periods prior to the acquisition date.

•	Acquisition-related charges: To reverse employee bonuses and integration expenses as a result of the acquisition of ARC Holdings.

•	Interest expense: To reverse ARC Holdings’ pre-acquisition period amortization of deferred financing costs; to record the impact of the fair value adjustment to the intermediate debt of ARC Holdings; to record the effect of the fair value adjustment associated with terminating an obligation to one of ARC Holdings’ prior owners; and to record the net adjustment to interest expense as a result of the initial capital structure of Covanta Energy, prior to the amendment to the credit facilities on May 26, 2006, described in Management’s Discussion and Analysis of Liquidity and Capital Resources below.

Additionally, in the second quarter ended June 30, 2006, management revised its LIBOR interest rate assumption which affected the previously disclosed pro forma results for the period ended March 31, 2005 in the Quarterly Report on Form 10-Q for the period ended March 31, 2006. The impact was to reduce pro forma net income by $1.0 million and reduce pro forma basic and diluted earnings per share each by $0.01. Such revision has been reflected in the nine months ended September 30, 2005 pro forma net income and basic and diluted earnings per share disclosed in this Quarterly Report on Form 10-Q.

•	Income tax expense: To record the adjustment for the estimated income tax effects associated with the pro forma adjustments to pre-tax income and arrive at a blended assumed effective tax rate of 45% for the nine months ended September 30, 2005.

•	Earnings per share and shares outstanding: Basic and diluted earnings per share and the weighted average shares outstanding used in the calculation of basic and diluted earnings per share of common stock and shares of common stock outstanding for the pro forma nine months ended September 30, 2005 have been adjusted to reflect the issuance, as of January 1, 2005, of 66.7 million shares pursuant to a pro rata rights offering to all of Covanta’s stockholders on June 24, 2005 in connection with the ARC Holdings acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The information set forth below regarding liquidity and capital resources is presented according to Covanta’s consolidated operations and its Waste and Energy Services and Other Services business segments. For information related to the Covanta Energy May 26, 2006 credit agreement repricing, see “Financing Arrangements” below.

Capital Resources and Commitments

The following chart summarizes the various debt facilities and cash resources at Covanta and its subsidiaries as of September 30, 2006 (in millions of dollars):

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

Summarized cash flow information for Covanta’s business segments reconciled to the condensed consolidated statements of cash flows is as follows (in thousands of dollars):

	Nine Months Ended September 30, 2006
	Waste and
	Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$234,826	$(1,690)	$—	$233,136
Net cash (used in) provided by investing activities(1)	(30,793)	5,486	—	(25,307)
Net cash (used in) provided by financing activities	(130,308)	21,485	—	(108,823)

Net increase in cash and cash equivalents	$73,725	$25,281	$—	$99,006

	Nine Months Ended September 30, 2005
	Waste and
	Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$158,715	$(10,863)	$—	$147,852
Net cash (used in) provided by investing activities(2)	(700,687)	(372,477)	384,954	(688,210)
Net cash provided by (used in) financing activities	602,512	392,384	(384,954)	609,942

Net increase in cash and cash equivalents	$60,540	$9,044	$—	$69,584

(1)	Waste and Energy Services is net of proceeds of $3.6 million from the sale of a facility in China.

(2)	Waste and Energy Services is net of cash acquired from ARC Holdings of $62.4 million.

Waste and Energy Services Segment

Cash provided by operating activities was $234.8 million and $158.7 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash flow from operating activities was primarily due to operations acquired in the ARC Holdings acquisition. Net cash used in investing activities was $30.8 million in the nine months ended September 30, 2006 and was primarily due to the purchase of property, plant and equipment. Net cash used in financing activities was $130.3 million for the nine months ended September 30, 2006 and was primarily driven by the payment of debt partially offset by a decrease in restricted funds held in trust.

Restricted funds held in trust were $464.8 million as of September 30, 2006. Restricted funds held in trust are primarily amounts received and held by third party trustees relating to projects owned by Covanta Energy, and which may be used only for specified purposes. These payments are made directly to the trustee primarily for related project debt and are held by it until paid to project debt holders. Covanta does not have access to these funds. In addition, as of September 30, 2006, Covanta had $19.6 million in cash held in restricted accounts to pay for certain taxes which may be due relating to the period prior to Covanta Energy’s bankruptcy and that are estimated to be paid in the future. Cash held in such reserve accounts is not available for general corporate purposes.

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

Covanta Energy Long-Term Debt

Long-term debt is comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

	As of	As of
	September 30, 2006	December 31, 2005

Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	$369,312	$229,312
Second Lien Term Loan Facility	260,000	400,000

	629,312	629,312

Intermediate Subsidiary Debt
6.26% Senior Notes due 2015	211,600	234,000
8.50% Senior Secured Notes due 2010	195,785	195,785
7.375% Senior Secured Notes due 2010	224,100	224,100

	631,485	653,885
Unamortized debt premium	21,311	24,726

Total intermediate subsidiary debt	652,796	678,611

Other long-term debt	135	196

Total long-term debt	1,282,243	1,308,119
Less: current portion (includes $4,971 and $4,807 of unamortized premium)	(36,478)	(47,549)

Total long-term debt	$1,245,765	$1,260,570

Amortization Terms

The amended credit agreements include mandatory annual amortization of the first lien term loan facility to be paid in quarterly installments beginning September 30, 2006, through the date of maturity as follows (in thousands of dollars):

Annual
Remaining
Amortization

2006	$1,847
2007	3,693
2008	3,693
2009	3,693
2010	3,693
2011	177,270
2012	175,423

Total	$369,312

The September 30, 2006 scheduled principal payment on the amended first lien term loan facility was made on October 2, 2006 (the next business day). The second lien term loan facility has no mandatory amortization requirements and is required to be repaid in full on its maturity date in 2013.

Covanta Energy Short-Term Liquidity

Covanta Energy had available credit for liquidity as follows (in thousands of dollars):

	Total		Available
	Available		As of
	Under Facility	Maturing	September 30, 2006

Revolving credit facility(1)	$100,000	2011	$100,000
Funded letter of credit facility	$320,000	2012	$31,045

(1)	Up to $90 million of which may be utilized for letters of credit.

As of September 30, 2006, Covanta Energy had neither drawn on the revolving credit facility nor caused to be issued any letters of credit under the revolving credit facility. On March 21, 2006, Covanta’s availability under the funded letter of credit facility was voluntarily reduced to $320 million from $340 million. As of September 30, 2006, Covanta Energy had approximately $289 million outstanding letters of credit under the funded letter of credit facility.

Debt Covenants and Defaults

The loan documentation under the credit facilities contains customary affirmative and negative covenants and financial covenants. During the term of the credit facilities, Covanta expects that the negative covenants will restrict the ability of Covanta Energy and its subsidiaries to take specified actions, subject to exceptions. As of September 30, 2006, Covanta Energy was in compliance with covenants under the credit facilities.

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

MSW I Financing

As of September 30, 2006, MSW Energy Holdings LLC, collectively with MSW Energy Finance Co., Inc., referred to herein after as “MSW I”, had outstanding debt financing consisting of $196 million of 8.50% senior secured notes due 2010 (“MSW I notes”). Interest on the MSW I notes is payable semi-annually in arrears on March 1st and September 1st of each year. The MSW I notes mature on September 1, 2010.

The MSW I notes are general obligations of MSW I and are secured by a first priority lien on substantially all the assets of MSW I, including a first priority pledge of the membership interest in MSW I’s subsidiaries and of Covanta Ref-Fuel Holdings LLC indirectly owned by MSW I.

The indenture under which the MSW I notes were issued (“MSW I Indenture”) provides for certain restrictive covenants including, among other things, restrictions on incurrence of indebtedness, creation of liens, certain payments to related and unrelated parties, acquisitions, asset sales and transactions with affiliates.

The MSW I Indenture provides that MSW I is not permitted to make certain distributions or other restricted payments, subject to certain exceptions, unless, and at the time of and after giving effect to such restricted payment, MSW I’s proportionate consolidated interest coverage ratio for its most recently ended four full fiscal quarters would have been at least 2.0 to 1.0 on a pro forma basis as if the restricted payment had been made at the beginning of such four-quarter period, and the projected proportionate consolidated interest coverage ratio for MSW I’s four full fiscal quarters commencing with the first full fiscal quarter after the date of the proposed restricted payment would be at least 2.0 to 1.0. The consolidated interest coverage ratio of MSW I was approximately 3.6x for the twelve-month period ended September 30, 2006.

MSW II Financing

As of September 30, 2006, MSW Energy Holdings II LLC, collectively with MSW Energy Finance Co. II, Inc., referred to herein after as “MSW II”, had outstanding debt financing consisting of $224 million aggregate principal amount of 7.375% senior secured notes due 2010 (“MSW II notes”). All terms and indenture descriptions for the MSW II notes are consistent with those terms and indenture descriptions as described above for the MSW I notes. The consolidated interest coverage ratio of MSW II was approximately 3.5x for the twelve-month period ended September 30, 2006.

ARC LLC Financing

As of September 30, 2006, Covanta ARC LLC (“ARC LLC”) had outstanding debt financing consisting of $212 million aggregate principal amount of 6.26% senior notes due 2015 (“ARC notes”). Interest on the ARC notes is payable June 30th and December 31st of each year through maturity.

The indenture under which the ARC notes were issued (“ARC Indenture”) provides for certain restrictive covenants including, among other things, restrictions on the incurrence of indebtedness, certain payments to related and unrelated parties, acquisitions and asset sales. In addition, the ARC Indenture provides that distributions of cash to parent entities (including Covanta Energy) may occur quarterly and only if certain financial covenants are satisfied.

See Note 18. Long-Term Debt of the Notes to the Consolidated Financial Statements in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005 for detailed descriptions of long-term debt agreements and applicable covenants.

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

Certain subsidiaries have recourse liability for project debt which is recourse to ARC LLC, but is non-recourse to Covanta Energy as of September 30, 2006 as follows (in thousands of dollars):

Covanta Niagara, L.P. Series 2001 Bonds	$165,010
Covanta Southeastern Connecticut Company Corporate Credit Bonds	43,500
Covanta Hempstead Company Corporate Credit Bonds	42,670

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

Other Services Segment

Net cash used by operating activities was $1.7 million for the nine months ended September 30, 2006 primarily due to Covanta’s executed agreements in January 2006 with the California Commissioner regarding the final administration and conclusion of grantor trusts associated with predecessor insurance entities. For the nine months ended September 30, 2006, Covanta, at the holding company level, held cash and investments of approximately $63.4 million, an increase of $24.1 million from December 31, 2005. This increase was primarily due to proceeds received on February 24, 2006 from the 9.25% Offering in which 5,696,911 shares were issued for $20.8 million in gross proceeds as described in Note 12. Changes in Capitalization of the Notes. Of the $63.4 million held in cash and investments, $56.7 million was available to pay general corporate expenses and for general working capital purposes. Covanta is required to maintain a separate cash fund of approximately $6.6 million to provide potential liquidity to its insurance business. Cash deposited for this purpose is restricted and is not available for general corporate expenses or for working capital requirements.

Cash used in operations from the insurance business was $4.2 million and $10.0 million for the nine months ended September 30, 2006 and 2005, respectively. The ongoing use of cash in operations was due to the insurance business continuing to make payments related to discontinued lines and territories in excess of premium receipts from existing lines. This negative cash flow restricted the insurance business from fully re-investing bond maturity proceeds and in some circumstances required the sale of bonds in order to meet obligations as they arose. Cash provided from investing activities was $5.4 million for the nine months ended September 30, 2006 compared with $10.0 million for the comparable period in 2005. The $4.6 million decrease in cash provided by investing activities in 2006 was due primarily to a reduction in reinvestment activity in conjunction with reduced cash used in operations. There were no financing activities related to Covanta’s insurance business in either nine month period ended September 30, 2006 or 2005.

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

Covanta’s projected contractual obligations are consistent with amounts disclosed in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of changes resulting from the amended credit agreements described above and the reduction of certain other long-term obligations. For additional information, see Note 10. Other Noncurrent Liabilities and Note 12. Changes in Capitalization of the Notes to the Condensed Consolidated Financial Statements. The following table summarizes Covanta’s gross contractual obligations as of September 30, 2006 (in thousands of dollars):

		Payments Due by Period
		Remainder			2011 and
	Total	of 2006	2007 and 2008	2009 and 2010	Beyond

Domestic Covanta project debt	$1,374,674	$60,507	$294,218	$319,708	$700,241
CPIH project debt	76,689	15,864	28,215	27,538	5,072

Total project debt	1,451,363	76,371	322,433	347,246	705,313
First Lien Term Loan facility	369,312	1,847	7,386	7,386	352,693
Second Lien Term Loan facility	260,000	—	—	—	260,000
6.26% Senior Notes	211,600	19,600	62,000	17,000	113,000
8.50% Senior Secured Notes	195,785	—	—	195,785	—
7.375% Senior Secured Notes	224,100	—	—	224,100	—
Other long-term debt	135	114	21	—	—

Total debt obligations of Covanta(1)	2,712,295	97,932	391,840	791,517	1,431,006
Less: Non-recourse debt(2)	2,082,983	96,085	384,454	784,131	818,313

Covanta recourse debt	$629,312	$1,847	$7,386	$7,386	$612,693
Operating leases	422,237	8,509	67,390	93,141	253,197
Less: Non-recourse rental payments	252,639	3,889	35,028	46,427	167,295

Covanta recourse rental payments	$169,598	$4,620	$32,362	$46,714	$85,902
Interest payments(3)	967,020	52,600	340,716	277,145	296,559
Less: Non-recourse interest payments	574,822	33,712	219,263	159,037	162,810

Covanta recourse interest payments	$392,198	$18,888	$121,453	$118,108	$133,749
Retirement plan obligations(4)	$21,311	$6,364	$3,584	$3,673	$7,690
Other long-term obligations	$9,411	$—	$—	$—	$9,411

Total Covanta contractual obligations	$1,221,830	$31,719	$164,785	$175,881	$849,445

(1)	Excludes $71 million of Covanta Energy’s unamortized debt premium.

(2)	Payment obligations for the project debt associated with waste-to-energy facilities owned by Covanta Energy are limited recourse to the operating subsidiary and non-recourse to Covanta Energy, subject to operating performance guarantees and commitments.

(3)	Interest payments and letter of credit fees are estimated based on current rates.

(4)	Retirement plan obligations are based on actuarial estimates for the defined contribution plan, pension plan obligations and post-retirement plan obligations as of December 31, 2005.

Other Commitments

Covanta Energy’s other commitments as of September 30, 2006 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$292,374	$19,827	$272,547
Surety bonds	51,651	51,651	—

Total other commitments — net	$344,025	$71,478	$272,547

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

As of September 30, 2006, Covanta Energy had approximately $31 million in available capacity for additional letters of credit under its funded letter of credit facility and $90 million available capacity for letters of credit under its revolving credit facility. Covanta Energy believes that it will be able to fully perform its contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of Covanta Energy’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If Covanta Energy were unable to immediately repay such amounts drawn under letters of credit, unreimbursed amounts would be treated under the credit facilities as additional term loans.

The surety bonds listed on the table above relate primarily to performance obligations under contracts ($42.1 million) and possible closure costs for various energy projects when such projects cease operating ($9.6 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.

Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain waste-to-energy facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of September 30, 2006 associated with the repayment of the municipalities’ project debt on such facilities was in excess of $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of September 30, 2006 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned waste-to-energy facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such liabilities at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

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

Discussion of Critical Accounting Policies

In preparing its condensed consolidated financial statements in accordance with United States generally accepted accounting principles, Covanta is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of Covanta’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Covanta’s Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, Covanta adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Management must use subjective assumptions in calculating the fair value of its share-based payment awards including the expected life of the award and stock price volatility. In addition, management must also estimate expected forfeitures and the probability of achieving specific performance factors affecting the vesting of its share-based awards. Based on Covanta’s current share-based awards, management’s estimate of a forfeiture rate and determination of achieving stated performance vesting factors will have the most significant impact on the compensation cost it must recognize. Covanta recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of various Covanta Energy employee populations from the Covanta Energy pension plan. During the quarter ended September 30, 2006, Covanta adjusted the number of stock options and restricted stock awards expected to vest due to additional stock option and restricted stock grants and increased forfeitures of stock options and restricted stock awards as compared to previous estimations. Covanta will review its forfeiture rate at least annually and revise its compensation expense, if necessary. Covanta recognizes these compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally the vesting term of three years.

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

Except as described below, management believes there have been no material changes during the nine months ended September 30, 2006 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005.

Interest Rate Swaps

Covanta Energy is required to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the Credit Facilities. On July 8, 2005, Covanta Energy entered into two pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, Covanta entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. These swaps were designated as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. Covanta Energy does not seek to make a profit from changes in interest rates. Covanta Energy manages interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable amount, Covanta Energy reduces risk by entering into interest rate swap agreements. The impact of the swaps increased interest expense for the three months ended September 30, 2005 by $0.5 million. The impact of the swaps decreased interest expense for the three months and nine months ended September 30, 2006 by $0.9 million and $1.6 million, respectively. As of September 30, 2006, the net after-tax deferred gain in other comprehensive income was $2.1 million ($3.5 million before income taxes) which was recorded in other assets.

ITEM 4.	CONTROLS AND PROCEDURES

Covanta’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of September 30, 2006. Covanta’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by Covanta in reports it files or submits under the Exchange Act is accumulated and communicated to Covanta’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Accordingly, Covanta’s management has concluded that Covanta’s disclosure controls and procedures were effective as of September 30, 2006.

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

During the second quarter of 2006, Covanta began implementation of a new operating system for the recording of information relating to its business. That effort is underway and is expected to continue into 2007. Covanta initiated this effort as part of a routine system upgrade and as part of its integration efforts related to the ARC Holdings acquisition. Covanta believes the new operating system, when fully implemented, will maintain and enhance its system of internal controls over financial reporting and its ability to record, process, summarize and report information required to be disclosed within the time periods specified in the SEC’s rules and forms.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes during the nine months ended September 30, 2006 to the risk factors discussed in Item 1A “Risk Factors” in Covanta Holding Corporation’s (“Covanta”) Annual Report on Form 10-K for the year ended December 31, 2005.

1. The following risk factors relating to Covanta’s business amend and replace in their entirety these risk factors with the same title included in Item 1A. Risk Factors in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005:

We cannot be certain that our net operating loss carryforwards (“NOLs”) will continue to be available to offset our tax liability.

Our NOLs will expire in various amounts, if not used, between 2006 and 2023. The Internal Revenue Service (“IRS”) has not audited any of our tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset our future consolidated taxable income and we may not be able to satisfy our obligations to Covanta Energy under a tax sharing agreement described below or to pay taxes that may be due from our consolidated tax group.

As of December 31, 2005, we estimated that we had approximately $489 million of NOLs. In order to utilize the NOLs, we must generate consolidated taxable income which can offset such carryforwards. The NOLs are also utilized by income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business.

In addition, if our existing insurance business were to require capital infusions from us in order to meet certain regulatory capital requirements and we were to fail to provide such capital, some or all of our subsidiaries comprising our insurance business could enter insurance insolvency or bankruptcy proceedings. In such event, such subsidiaries may no longer be included in our consolidated tax return, and a portion, which could constitute a significant portion, of our remaining NOLs may no longer be available to us. In such event, there may be a significant inclusion of taxable income in our federal consolidated income tax return.

Concentrated stock ownership and a restrictive certificate of incorporation provision may discourage unsolicited acquisition proposals.

As of October 10, 2006, SZ Investments, L.L.C., together with its affiliate EGI-Fund (05-07) Investors, L.L.C., referred to as “Fund 05-07” and collectively with SZ Investments, L.L.C. “SZ Investments,” Third Avenue Trust, on behalf of Third Avenue Value Fund, referred to as “Third Avenue,” and D. E. Shaw Laminar Portfolios, L.L.C., referred to as “Laminar,” separately own or will have the right to acquire approximately 15.71%, 5.98% and 13.40%, respectively, or when aggregated, approximately 35% of our outstanding common stock. Although there are no agreements among SZ Investments, Third Avenue and Laminar regarding their voting or disposition of shares of our common stock, the level of their combined ownership of shares of common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. In addition, the change in ownership limitations contained in Article FIFTH of our certificate of incorporation could have the effect of discouraging or impeding an unsolicited takeover proposal. We are in the process of soliciting proxies for a special meeting of stockholders to be held on November 16, 2006 to approve a proposal to remove from our certificate of incorporation the prohibition against the acquisition of 5% or more of our common stock. If the proposal is approved, the 5% or more ownership limitation will be removed promptly after the special meeting.

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

While our Waste and Energy Services businesses sell the majority of their waste disposal capacity and energy output pursuant to long-term contracts, a portion of this capacity and output representing approximately 30% of our anticipated Waste and Energy Service revenue through 2009 is subject to market price fluctuation.

2. The following is an additional risk factor relating to Covanta’s business:

Our reputation could be adversely affected if opposition to our efforts to grow our business results in adverse publicity or our businesses were to fail to comply with United States or foreign laws or regulations.

With respect to our efforts to renew our contracts and grow our business both domestically and internationally, we sometimes experience opposition from advocacy groups or others intended to halt a development effort or other opportunity we may be pursuing. Such opposition is often intended to discourage third parties from doing business with us and may be based on inaccurate, incomplete or inflammatory assertions. We cannot provide any assurance that our reputation would not be adversely affected as a result of adverse publicity resulting from such opposition. Some of our projects and new business may be conducted in countries where corruption has historically penetrated the economy to a greater extent than in the United States. It is our policy to comply, and to require our local partners and those with whom we do business to comply, with all applicable anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and with applicable local laws of the foreign countries in which we operate. We cannot provide any assurance that our reputation would not be adversely affected if we were reported to be associated with corrupt practices or if we or our local partners failed to comply with such laws.

3. Covanta no longer considers the following five risk factors previously identified in Item 1A. Risk Factors in Covanta’s Annual Report on Form 10-K for the year ended December 31, 2005, to be material to its business:

We may be unable to integrate the operations of ARC Holdings and Covanta Energy successfully and may not realize the full anticipated benefits of the acquisition.

We have incurred and will continue to incur significant transaction and combination-related costs in connection with the acquisition of ARC Holdings.

Insurance regulations may affect NAICC’s operations.

The insurance products sold by NAICC are subject to intense competition.

If NAICC’s loss experience exceeds its estimates, additional capital may be required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number		Description

10	.1† *	Employment Agreement, dated as of August 17, 2006, among Covanta Holding Corporation, Covanta Energy Corporation and Mark A. Pytosh (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 17, 2006).
31.1		Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2		Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32		Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.

†	Not filed herewith, but incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covanta Holding Corporation
(Registrant)

By:	/s/ Mark A. Pytosh
Mark A. Pytosh
Senior Vice President and Chief Financial Officer

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President and Chief Accounting Officer

Date: October 30, 2006