Form 10-K
period 2006-12-31
COVANTA HOLDING CORP
filed 2007-02-26
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,685,252,693 based on the closing sale price as reported on the New York Stock Exchange (the exchange upon which the registrant’s common stock was listed on such date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	February 14, 2007

Common Stock, $0.10 par value per share	153,616,322 shares

Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference

Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees nor are they indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2006 and in other securities filings by Covanta.

Although Covanta believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. Covanta’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change, inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and Covanta does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

AVAILABILITY OF INFORMATION

You may read and copy any materials Covanta files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material also can be obtained at the SEC’s website, www.sec.gov or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Covanta’s SEC filings are also available to the public, free of charge, on its corporate website, www.covantaholding.com as soon as reasonably practicable after Covanta electronically files such material with, or furnishes it to, the SEC. Covanta’s common stock is traded on the New York Stock Exchange. Material filed by Covanta can be inspected at the offices of the New York Stock Exchange at 20 Broad Street, New York, N.Y. 10005.

PART I

Item 1.	BUSINESS

About Covanta Holding Corporation

This report discusses the business of Covanta Holding Corporation, a holding company incorporated in Delaware on April 16, 1992. The financial statements in this report represent the consolidation of Covanta Holding Corporation and its wholly-owned and majority-owned subsidiaries. Covanta Holding Corporation conducts all of its operations through subsidiaries which are engaged in the businesses of waste and energy services, and insurance services. Covanta Holding Corporation’s predominant business is the waste and energy services business.

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries; the term “ARC Holdings” refers to our subsidiary Covanta ARC Holdings, Inc. and its subsidiaries; the term “TransRiver” refers to our subsidiary TransRiver Marketing Company, L.P.; the term “CPIH” refers to our subsidiary Covanta Power International Holdings, Inc.; the term “DIND” refers to our subsidiary Danielson Indemnity Company; and the term “NAICC” refers to our subsidiary National American Insurance Company of California and its subsidiaries.

We are a leading developer, owner and operator of infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production in the United States. We also engage in the independent power production business outside the United States. We own or operate 51 energy generation facilities, 41 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, water (hydroelectric), natural gas, coal, wood waste, landfill gas and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two landfills, and several waste transfer stations. We also operate one domestic water treatment facility.

We also have investments in subsidiaries engaged in insurance operations in California primarily in property and casualty insurance. NAICC writes non-standard private automobile insurance policies in California.

Our Business Strategy

We believe our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: post-recycling waste disposal, and energy generation. We believe the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: utilizing energy-from-waste reduces greenhouse gas emissions, lowers the risk of groundwater contamination, and conserves land. At the same time, energy-from-waste generates clean reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels. As public planners address their needs for more environmentally sensitive waste disposal and energy generation in the years ahead, we believe energy-from-waste will be an increasingly attractive alternative.

Our mission is to be the world’s leading energy-from-waste company, with a complementary network of waste disposal and energy generation assets. We expect to build value for our stockholders by satisfying our clients’ waste disposal and energy generation needs with safe, reliable and environmentally superior solutions. In order to accomplish this mission, we intend to:

•	leverage our core competencies and experienced management team by:

•	providing outstanding client service,

•	developing and utilizing world-class technologies and operational expertise,

•	applying proven asset management, construction management and cost control,

•	completing and implementing transactions and acquisitions; and

•	maximize long-term value of our existing portfolio by:

•	continuing to execute effective maintenance programs and operate at historic production levels,

•	extending operating contracts,

•	enhancing the value of the facilities we own after expiration of existing contracts; and

•	capitalize on growth opportunities by:

•	expanding our existing energy-from-waste facilities, and building or acquiring new energy-from-waste facilities,

•	seeking new ownership opportunities or operating contracts for energy-from-waste and other energy generation and waste disposal projects,

•	developing or acquiring additional waste transfer, transportation, processing and landfill assets that will compliment our existing facilities; and

•	penetrating international markets with opportunities to build, own, and operate energy-from-waste facilities.

2007 Recapitalization Plan

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of Covanta Energy’s debt facilities with new Covanta Energy debt facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility, and a $650 million term loan (collectively referred to as the “New Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, in which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.75 million aggregate principal amount of convertible debentures (the “Debentures”) issued by us, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer, of approximately $604.4 million in aggregate principal amount of outstanding notes previously issued by Covanta Energy’s intermediate subsidiaries.

We completed our public offerings of equity and debt, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the New Credit Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. Additional information about our recapitalization plan is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and in Note 30. Subsequent Events of the Notes to the Consolidated Financial Statements (“Notes”).

Business Segments

Our business segments are Waste and Energy Services, which is comprised of Covanta Energy’s domestic and international operations, and Other Services, which is comprised of the holding company and insurance subsidiaries’ operations. Our Waste and Energy Services segment is substantially larger than our Other Services segment. Each of these segments is described below.

Additional information about our business segments is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Our Business Segments and in Note 1. Organization and Summary of Significant Accounting Policies and Note 27. Business Segments of the Notes.

WASTE AND ENERGY SERVICES BUSINESS

Our strategic acquisitions of Covanta Energy and ARC Holdings have made us a leader in the waste and energy services markets.

We acquired Covanta Energy in connection with Covanta Energy’s emergence from Chapter 11 proceedings. On March 5, 2004, the Bankruptcy Court confirmed Covanta Energy’s proposed plans of reorganization and on March 10, 2004, we acquired 100% of Covanta Energy’s equity for approximately $30 million. We acquired ARC Holdings on June 24, 2005 by purchasing 100% of the issued and outstanding shares of ARC Holdings’ capital stock. We paid approximately $747 million in cash and transaction costs and assumed ARC Holdings’ consolidated net debt of $1.3 billion at June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted funds held in trust). We financed both acquisitions through a combination of debt and equity financings. The equity component of each financing was effected through rights offerings to our shareholders.

See Note 3. Acquisitions and Dispositions of the Notes for a detailed description of the financings associated with these acquisitions.

Energy-From-Waste Projects

The fundamental purpose of our energy-from-waste projects is to provide waste disposal services, typically to municipal clients who sponsor the projects. The electricity or steam generated is generally sold to local utilities or industrial customers, and most of the resulting revenues reduce the overall cost of waste disposal services to the municipal clients. These projects are capable of providing waste disposal services and generating electricity or steam, if properly operated and maintained, for several decades. Generally, we provide these waste disposal services and sell the electricity and steam generated under long-term contracts, which expire on various dates between 2008 and 2028. Many of our service contracts may be renewed for varying periods of time, at the option of the municipal client.

We receive revenue in the form of fees pursuant to the service or waste contracts, and in some cases, energy purchase agreements, at facilities we own or operate. TransRiver, one of our subsidiaries, markets waste disposal services to third parties predominantly to efficiently utilize that portion of the waste disposal capacity of our energy-from-waste projects which is not dedicated to municipal clients.

We currently operate energy-from-waste projects in 15 states, identified below under “Domestic Project Summaries.” Most of our operating energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different to reflect the specific needs and concerns of a client community, applicable regulatory requirements and other factors. The following describes features generally common to these agreements, as well as important distinctions among them:

•	We design the facility, help to arrange for financing and then we either construct and equip the facility on a fixed price and schedule basis, or we undertake an alternative role, such as construction management, if that better meets the goals of our municipal client.

•	Financing for the domestic energy-from-waste projects we own is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the client community. For these facilities, the bond issuer loans the bond proceeds to us to pay for facility construction and to fund a debt service reserve for the project, which is generally sufficient to pay principal and interest for one year. Project-related debt is included as “project debt” and the debt service reserves are included as “restricted funds held in trust” in our consolidated financial statements. Generally, project debt is secured by the revenues pledged under the respective indentures and is collateralized by the facility and the contracts and other assets of our project subsidiary.

•	Following construction and during operations, we receive revenue from two primary sources: fees we receive for operating projects or for processing waste received, and payments we receive for electricity and/or steam we sell. We have 23 energy-from-waste projects at which we receive a fixed fee (which escalates over time pursuant to contractual indices) which we refer to as having a “Service Fee” structure. We also have 8 energy-from-waste projects at which we receive a per-ton fee under contracts for processing waste, which we refer to as having a “Tip Fee” structure. At our Tip Fee projects, we contract on both a long-term and short-term basis to utilize project disposal capacity, and as such we have a greater exposure to waste market price fluctuation, as well as a greater exposure to project operating disruptions that may cause us to reduce waste acceptance.

•	At projects we own where a Service Fee structure exists, a portion of the revenue we receive represents payments by the client community of debt service on project debt, which we pass along to a bond trustee for payment to bondholders of principal and interest when due. We record, as income on our consolidated financial statements, the portion of these payments representing principal on our project debt. These payments will continue until cash in project debt service reserves is sufficient to pay all remaining debt service payments.

•	We generally sell the output from our projects pursuant to long-term contracts to local utilities. Where a Service Fee structure exists, our client community usually retains a portion (generally 90%) of the energy revenues generated and pays the balance to us. Where Tip Fee structures exist, we retain 100% of the energy revenues. At three of our projects, we sell energy output under short-term contracts or on a spot-basis into the regional electricity grid. At our Tip Fee projects, we generally have a greater exposure to energy market price fluctuation, as well as a greater exposure to project operating performance.

•	We agree to operate the facility and meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. Failure to meet these requirements or satisfy the other material terms of our agreement (unless the failure is caused by our client community or by events beyond our control), may result in liquidated damages charged to us or, if the breach is substantial, continuing and unremedied, termination of the applicable agreement. In the case of such a termination, we may owe material damages, including amounts necessary to discharge project indebtedness. At three publicly-owned facilities we operate, our client community may terminate the operating contract under limited circumstances but without cause.

•	The client community generally must deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a fee for its disposal. A put-or-pay commitment means that the client community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal. Even if the client community delivers less than the full amount of waste promised, it must pay the contractual fee. Where a Service Fee structure exists, portions of the service fee escalate to reflect indices for inflation. In many cases the client community must also pay for other costs, such as insurance, taxes, and transportation and disposal of the ash residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the client community. In addition, the contracts generally require the client community to pay increased expenses and capital costs resulting from unforeseen circumstances, subject to specified limits.

•	Covanta Energy and certain of its subsidiaries have issued performance guarantees to our client communities and, in some cases other parties, which guarantee that our operating subsidiaries will perform in accordance with contractual terms including, where required, the payment of damages. Such contractual damages could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by client communities and operated by our subsidiaries, Covanta Energy’s potential maximum liability as of December 31, 2006 associated with the repayment of project debt on such facilities was approximately $1 billion in aggregate. If Covanta Energy must perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. To date, Covanta Energy has not incurred material liabilities under such performance guarantees.

Our service and waste disposal agreements, as well as our energy contracts, expire at various times. The extent to which any such expiration will affect us will depend upon a variety of factors, including whether we own the project, market conditions then prevailing, and whether the municipal client exercises options it may have to extend the contract term. As our contracts expire we will become subject to greater market risk in maintaining and enhancing our revenues. As service agreements at municipally-owned facilities expire, we intend to seek to enter into renewal or replacement contracts to operate such facilities. We also will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. As our service and waste disposal agreements at facilities we own or lease begin to expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to us. At facilities we own, the expiration of existing energy contracts will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts. We cannot provide assurance that we will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable.

To date, we have been successful in extending our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. We have entered into extensions both in the context of expansions of facilities (see discussion below regarding our Lee County, Florida and Hillsborough County, Florida projects), or other negotiated extensions such as at our Lancaster County, Pennsylvania and Hennepin County, Minnesota projects. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. However, we do not believe that either our success or lack of success in entering into additional negotiated extensions to operate such facilities will have a material impact on our cash flow and profitability. See Item 1A. Risk Factors — Covanta Energy may face increased risk of market influences on its domestic revenues after its contracts expire.

Other Waste-Related Businesses

TransRiver provides waste procurement services to our waste disposal and transfer facilities which have available capacity to receive waste. In doing so, TransRiver seeks to maximize our revenue, and ensures that our facilities are being utilized most efficiently, taking into account maintenance schedules and operating restrictions that may exist from time to time at each facility. TransRiver also provides management and marketing of ferrous and non-ferrous metals recovered from energy-from-waste operations, as well as services related to non-hazardous special waste destruction and residue management for our energy-from-waste projects.

Our waste-related business also includes the operations of five transfer stations and two landfills in the northeast United States, which we utilize to supplement and manage more efficiently the fuel and ash disposal requirements at our energy-from-waste operations.

Renewable Energy Projects

We also engage domestically in developing, owning and/or operating renewable energy production facilities utilizing a variety of energy sources including water (hydroelectric), waste wood (biomass) and landfill gas. We sell the electrical output from each facility, with one exception, to local utilities. We derive our revenues from the renewable energy production facilities primarily from the sale of energy and capacity under energy contracts. The facilities and locations are identified below under “Domestic Project Summaries.”

Hydroelectric

We own a 50% equity interest in two run-of-river hydroelectric facilities which have a combined gross generating capacity of 17 megawatts (“MW”). Both facilities are located in the State of Washington and both sell energy and capacity to Puget Sound Energy under long-term energy contracts. We provide operation and maintenance services at one of the facilities under a cost plus fixed-fee agreement.

Waste Wood

We own three wood-fired generation facilities and a 50% interest in a partnership which owns a fourth wood-fired generation facility, all of which are located in northern California. Fuel for the facilities is procured from local sources, primarily through short-term supply agreements. The price of the fuel varies depending on the time of the year, supply and price of energy. These projects have a combined gross generating capacity of 67.1 MW and sell energy and capacity to Pacific Gas & Electric Company under energy contracts that expire between 2015 and 2017.

Landfill Gas

We own and operate four landfill gas projects located in California which produce electricity by burning methane gas produced in landfills. One of these projects, located in San Diego, was expanded in 2006, doubling its capacity. A fifth landfill gas project located in California and a sixth landfill gas project located in Maryland were closed in 2006. The four remaining projects have a total gross generating capacity of 15.3 MW and sell energy to various California utilities. Upon the expiration of the energy contracts, we expect that these projects will enter into new power off-take arrangements or will be shut down.

Water Project

We designed, built and now operate and maintain a 24 million gallon per day (“mgd”) potable water treatment facility and associated transmission and pumping equipment in Alabama. Under a long-term contract with a public utility authority, we receive a fixed-fee plus pass-through costs for delivering processed water to a municipal water distribution system.

Domestic Project Summaries

Summary information with respect to our domestic projects that are currently operating is provided in the following table:

						Contract Expiration
			Design Capacity			Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

A.	ENERGY-FROM-WASTE

	TIP FEE STRUCTURES
1.	Alexandria/Arlington	Virginia	975	22.0	Owner/Operator	2013	2023
2.	Delaware Valley	Pennsylvania	2,688	87.0	Lessee/Operator	2017	2016
3.	Haverhill	Massachusetts	1,650	44.6	Owner/Operator	N/A	2019
4.	Hempstead	New York	2,671	75.0	Owner/Operator	2009	2009
5.	Niagara(1)	New York	2,250	50.0	Owner/Operator	N/A	2014
6.	Southeast Massachusetts(2)	Massachusetts	2,700	78.0	Owner/Operator	N/A	2015
7.	Union County	New Jersey	1,440	42.1	Lessee/Operator	2023	N/A
8.	Warren County	New Jersey	400	11.8	Owner/Operator	N/A	2013
	SERVICE FEE STRUCTURES
9.	Babylon	New York	750	16.8	Owner/Operator	2019	2019
10.	Bristol	Connecticut	650	16.3	Owner/Operator	2014	2014
11.	Detroit(1)(2)(3)	Michigan	2,832	68.0	Lessee/Operator	2009	2008
12.	Essex County	New Jersey	2,700	64.0	Owner/Operator	2020	2021
13.	Fairfax County	Virginia	3,000	93.0	Owner/Operator	2011	2015
14.	Hartford(2)(4)	Connecticut	2,000	68.5	Operator	2012	2012
15.	Hennepin County	Minnesota	1,212	38.7	Operator	2018	2018
16.	Hillsborough County(5)	Florida	1,800	46.5	Operator	2027	2010

						Contract Expiration
			Design Capacity			Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

17.	Honolulu(2)(3)	Hawaii	2,160	57.0	Lessee/Operator	2010	2015
18.	Huntington(6)	New York	750	24.3	Owner/Operator	2012	2012
19.	Huntsville(1)	Alabama	690	—	Operator	2016	2016
20.	Indianapolis(1)	Indiana	2,362	6.5	Owner/Operator	2008	2028
21.	Kent County(1)	Michigan	625	16.8	Operator	2010	2022
22.	Lake County	Florida	528	14.5	Owner/Operator	2014	2014
23.	Lancaster County	Pennsylvania	1,200	33.1	Operator	2016	2016
24.	Lee County(7)	Florida	1,836	57.3	Operator	2024	2015
25.	Marion County	Oregon	550	13.1	Owner/Operator	2014	2014
26.	Montgomery County	Maryland	1,800	63.4	Operator	2016	2010
27.	Onondaga County(8)	New York	990	36.8	Owner/Operator	2015	2025
28.	Pasco County	Florida	1,050	29.7	Operator	2011	2024
29.	Southeast Connecticut	Connecticut	689	17.0	Owner/Operator	2015	2017
30.	Stanislaus County	California	800	22.4	Owner/Operator	2010	2010
31.	Wallingford	Connecticut	420	11.0	Owner/Operator	2010	2010

		SUBTOTAL	46,168	1,225.2
B.	OTHER WASTE

	LANDFILLS
32.	Haverhill	Massachusetts	555	N/A	Lessee/Operator	N/A	N/A
33.	CMW — Semass	Massachusetts	1,700	N/A	Operator	2016	N/A
	TRANSFER STATIONS
34.	Braintree	Massachusetts	1,200	N/A	Owner/Operator	2015	N/A
35.	Lynn	Massachusetts	885	N/A	Owner/Operator	N/A	N/A
36.	Derwood	Maryland	2,500	N/A	Operator	2015	N/A
37.	Danvers	Massachusetts	250	N/A	Operator	2011	N/A
38.	Essex	Massachusetts	6	N/A	Operator	2015	N/A

		SUBTOTAL	7,096	N/A
C.	HYDROELECTRIC
39.	Koma Kulshan(9)	Washington	N/A	12.0	Part Owner/Operator	N/A	2037
40.	Weeks Falls(9)	Washington	N/A	5.0	Part Owner	N/A	2022

		SUBTOTAL	N/A	17.0
D.	WOOD
41.	Burney Mountain	California	N/A	11.4	Owner/Operator	N/A	2015
42.	Mount Lassen	California	N/A	11.4	Owner/Operator	N/A	2015
43.	Pacific Oroville	California	N/A	18.7	Owner/Operator	N/A	2016
44.	Pacific Ultrapower Chinese Station(9)	California	N/A	25.6	Part Owner	N/A	2017

		SUBTOTAL	N/A	67.1

						Contract Expiration
			Design Capacity			Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

E.	LANDFILL GAS
45.	Otay	California	N/A	7.4	Owner/Operator	N/A	2009-2015
46.	Oxnard	California	N/A	5.6	Owner/Operator	N/A	2009
47.	Salinas	California	N/A	1.5	Owner/Operator	N/A	2007
48.	Stockton	California	N/A	0.8	Owner/Operator	N/A	2007

		SUBTOTAL	N/A	15.3

TOTAL			53,264	1,324.6

F.	WATER
49.	Bessemer	Alabama	N/A	24 mgd	Operator	N/A	N/A

(1)	These facilities have been designed to export steam for sale.

(2)	These facilities use a refuse-derived fuel technology.

(3)	We lease these projects from third party lessors under arrangements where the lease benefits and burdens are primarily those of the related client community.

(4)	Under contracts with the Connecticut Resource Recovery Authority, we operate only the boilers and turbines for this facility.

(5)	With respect to this project, we have entered into agreements to expand waste processing capacity from 1,200 tpd to 1,800 tpd and to increase gross electricity capacity from 29.0 MW to 46.5 MW. The agreements will also extend the contract term from 2007 to 2027. See Hillsborough County, Florida discussion below.

(6)	Owned by a limited partnership in which the limited partners are not affiliated with Covanta Energy.

(7)	With respect to this project, we have entered into agreements to expand waste processing capacity from 1,200 tpd to 1,836 tpd and to increase gross electricity capacity from 36.9 MW to 57.3 MW. The agreements will also extend the contract term from 2014 to 2024. Construction of the expansion is scheduled to be complete during 2007.

(8)	On December 27, 2006, we acquired all limited partnership interests held by unaffiliated entities in our subsidiary Covanta Onondaga Limited Partnership.

(9)	We have a 50% ownership interest in these projects.

Domestic Business Development

In our domestic business development efforts, we encounter competition from other companies in pursuing opportunities in the waste disposal and energy markets. With the New Credit Facilities, we will have greater flexibility to pursue such opportunities by investing in the business and making acquisitions.

Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. Our domestic project development has recently concentrated on working with our client communities to expand existing energy-from-waste project capacities. We are pursuing additional project expansion opportunities, contract extension opportunities, acquisition opportunities, and opportunities in businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and landfill businesses.

Our development efforts regarding project expansions, contract extensions and new contracts are described below.

Hillsborough County, Florida

We designed, constructed and now operate and maintain this 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County. Due to the growth in the amount of municipal solid waste generated in Hillsborough County, Hillsborough County informed us of its desire to expand the facility’s waste processing and electricity generation capacities, a possibility contemplated by the original contract between Covanta Energy and Hillsborough County. In August 2005, Covanta Energy and Hillsborough County entered into agreements to implement this expansion, and to extend the agreement under which Covanta Energy operates the facility, which would otherwise expire in 2007, through 2027. Environmental and other project related permits have been secured and the expansion construction commenced on December 29, 2006.

Lee County, Florida

We designed, constructed and now operate and maintain this 1,200 tpd mass-burn energy-from-waste facility located in and owned by Lee County. Due to the growth in the amount of municipal solid waste generated in Lee County, Lee County informed us of its desire to engage us to manage the expansion of the facility’s waste processing and electricity generation capacities, a possibility contemplated by the original contract between Covanta Energy and Lee County. As part of the agreement to implement this expansion, Covanta Energy received a long-term operating contract extension expiring in 2024. Contracts for construction of the expansion and contracts for operation and maintenance of the expanded facility have been executed by the parties. The principal environmental permit for the expansion has been received and construction of the expansion has commenced. Completion of the expansion, and commencement of the operation of the expanded project, is expected during 2007.

Harrisburg, Pennsylvania

In December 2006, we discussed with officials of the City of Harrisburg and the Harrisburg Authority (the “Authority”) a potential transaction to purchase, lease or operate, on a long-term basis, the Authority’s 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. The facility has been experiencing certain operating difficulties following significant capital improvements undertaken by another company on the Authority’s behalf. A subsidiary of Covanta Energy has entered into an interim agreement to operate and maintain the facility through March 31, 2007 as the Authority’s contractor. Based upon the understanding we will obtain in the course of operating and maintaining the facility during this period, we expect to provide the Authority with a proposal regarding a long-term relationship.

International Waste and Energy Services Business

We conduct our international energy business through our foreign subsidiaries and affiliates. The largest element of our international waste and energy services business is our 26% ownership in and operation of a 510 MW (gross) pulverized coal-fired electric generating facility in the Philippines. We also have interests in other fossil fuel generating projects in Bangladesh, China, India and the Philippines, an energy-from-waste project in Italy and two small hydroelectric projects in Costa Rica. In general, these projects provide cash returns primarily from equity distributions and, to a lesser extent, operating fees. The projects sell the electricity and steam they generate under long-term contracts or market concessions to utilities, governmental agencies providing power distribution, creditworthy industrial users, or local governmental units. In select cases, such sales of electricity and steam may be provided under short-term arrangements as well.

We presently have interests in international power projects with an aggregate generating capacity of approximately 952 MW (gross) with our portion of the ownership in these facilities representing approximately 377 MW. In addition to our headquarters in Fairfield, New Jersey, our international business is facilitated through field offices in Shanghai, China; Chennai, India; Manila, Philippines; Birmingham, England; and Bangkok, Thailand.

General Approach to International Projects

In developing our international business, we have employed the same general approach to projects as is described above with respect to domestic projects. We intend to seek to develop or participate in additional international projects, particularly energy-from-waste projects where the regulatory or market environment is attractive. For information related to the revenues and identifiable assets of the international business, see Note 27. Business Segments of the Notes.

The ownership and operation of facilities in foreign countries entails significant political and financial uncertainties that typically are not encountered in such activities in the United States as described in Item 1A. Risk Factors — Exposure to international economic and political factors may materially and adversely affect our international businesses.

Many of the countries in which we currently operate are lesser developed countries or developing countries where the political, social and economic conditions are typically less stable than in the United States. The financial condition and creditworthiness of the potential purchasers of power and services we provide or of the suppliers of fuel for projects in these countries may not be as strong as those of similar entities in developed countries. The obligations of the purchasers under our energy contracts, the service recipients under our related service agreements and the suppliers under our fuel supply agreements generally are not guaranteed by any host country or other creditworthy governmental agency. When a project is developed, we undertake a credit analysis of the proposed power purchaser or fuel supplier and to the extent appropriate and achievable within the commercial parameters of a project, require such entities to provide financial instruments, such as letters of credit or arrangements regarding the escrowing of receivables.

We have typically sought to negotiate long-term contracts for the supply of fuel with creditworthy and reliable suppliers. However, the reliability of fuel deliveries may be compromised by one or more of several factors that may be more acute or may occur more frequently in developing countries than in developed countries, including a lack of sufficient infrastructure to support deliveries under all circumstances; bureaucratic delays in the import, transportation and storage of fuel in the host country; customs and tariff disputes; and local or regional unrest or political instability. In most of the foreign projects in which we participate, we have sought, to the extent practicable, to shift the consequences of interruptions in the delivery of fuel (whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier’s control) to the electricity purchaser or service recipient by securing a suspension of the project’s operating responsibilities under the applicable agreements and an extension of our operating concession under such agreements. In some instances, we require the energy purchaser or service recipient to continue to make payments of fixed costs if such interruptions occur. In order to mitigate the effect of short-term interruptions in the supply of fuel, we have also endeavored to provide on-site storage of fuel in sufficient quantities to address such interruptions.

Payment for services that we provide will often be made in whole or in part in the domestic currencies of the host countries. Local governments generally do not assure conversion of such currencies into U.S. dollars, which may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in the value of such currencies against the value of the U.S. dollar may cause our participation in such projects to yield less return than expected. Transfer of earnings, capital and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws. We have sought to participate in projects where the host country has allowed the convertibility of its currency into U.S. dollars and repatriation of earnings, capital and profits subject to compliance with local regulatory requirements. In most cases, components of project costs incurred or funded in U.S. dollars are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation, and consequently there is risk in such situations that such power purchaser or service recipient will, at least in the near-term, be less able or willing to pay for the project’s power or service.

We have sought to manage and mitigate these risks through all appropriate means, including: political and financial analysis of the host countries and the key participants in each project; guarantees of relevant agreements with creditworthy entities; political risk and other forms of insurance; participation by United States and/or international development finance institutions in the financing of projects; and joint ventures with other companies to pursue the development, financing and construction of these projects. We determine which mitigation measures to apply based on our ability to balance the risks presented, the availability of such measures and their cost.

In addition, we have generally participated in projects which provide services that are treated as a matter of national or key economic importance by the laws and politics of the host country. Therefore, there is a risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, made subject to local or national control or be subject to unfavorable legislative action, regulatory decisions or changes in taxation.

In certain cases, Covanta Energy and certain of its subsidiaries have issued guarantees on behalf of our international operating subsidiaries with respect to contractual obligations to operate certain international power projects and one energy-from-waste project. The potential damages we may owe under such arrangements may be material. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred any material liabilities under such guarantees on international projects.

Our international power projects are identified below under “International Project Summaries.” The following describes the important features of these projects, by fuel type:

Energy-From-Waste

We own a 13% equity interest in an 18 MW mass-burn energy-from-waste project at Trezzo sull’Adda in the Lombardy Region of Italy which burns up to 500 metric tons per day of municipal solid waste. The remainder of the equity in the project is held by a subsidiary of Falck S.p.A. and the municipality of Trezzo sull’Adda. The project is operated by Ambiente 2000 S.r.l., an Italian special purpose limited liability company of which we own 40%. The solid waste supply for the project comes from municipalities and privately-owned waste haulers under long-term contracts. The electrical output from the Trezzo project is sold at governmentally established preferential rates under a long-term purchase contract to Italy’s state-owned grid operator, Gestore della Rete di Trasmissione Nazionale S.p.A.

Hydroelectric

We operate two hydroelectric facilities in Costa Rica through an operating subsidiary pursuant to long-term contracts. We also have a nominal equity investment in each project. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a Costa Rica national electric utility.

Coal

A partnership, in which we hold a 26% equity interest, owns a 510 MW (gross) coal-fired electric power generation facility located in Mauban, Quezon Province, the Philippines (“Quezon”). The remaining equity interests are held by an affiliate of International Generating Company, an affiliate of General Electric Capital Corporation, and an entity owned by the original project developer. The Quezon project sells electricity to the Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila.

Under an energy contract expiring in 2025, Meralco is obligated to take-or-pay for stated minimum annual quantities of electricity at an all-in price which consists of capacity, operating, energy, transmission and other fees adjusted for inflation, fuel cost and foreign exchange fluctuations. The Quezon project has entered into two coal supply contracts expiring in 2015 and 2022. Under these supply contracts, the cost of coal is determined using a base energy price adjusted to fluctuations of specified international benchmark prices. Our wholly-owned subsidiary, Covanta Philippines Operating, Inc., operates the project under a long-term agreement with the Quezon project and we have obtained political risk insurance for our equity investment in this project.

Project management continues to negotiate with Meralco with respect to proposed amendments to the contract to modify certain commercial terms and to resolve issues relating to the project’s performance during its first year of operation. Resolution of these issues is not expected to materially adversely affect the Quezon project or the ownership interest in it.

We also have majority equity interests in two coal-fired cogeneration facilities in different provinces in the People’s Republic of China. The project entity, in which we hold a majority interest, operates these projects. During 2006, we sold our interest in a third coal-fired project in China. Parties holding minority positions in the projects include a private company, a local government enterprise and affiliates of the local municipal government. While the steam produced at each of the projects is intended to be sold under long-term contracts to the industrial hosts, in practice, steam has been sold on either a short-term basis to local industries or the industrial hosts, in each case at varying rates and quantities. In both cases, the electric power is sold at an “average grid rate” to subsidiaries of the provincial power bureaus.

Natural Gas

We hold a 45% equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. The remaining equity interests are held by an affiliate of Globaleq Asia Holdings Limited and an affiliate of Wartsila North America, Inc. The electrical output of the project is sold to the Bangladesh Power Development Board (“BPDB”) pursuant to an energy contract with minimum energy off-take provisions at an all-in price divided into a fuel component and an “other” component. The fuel component reimburses the fuel cost incurred by the project up to a specified heat rate. The “other” component consists of a pre-determined base rate which is adjusted for the actual load factor and foreign exchange fluctuations. The BPDB also supplies all of the project’s natural gas requirements at a pre-determined base cost adjusted to fluctuations on actual landed cost of the fuel in Bangladesh. The Government of Bangladesh guarantees the BPDB’s contractual obligations. We operate the project under a long-term agreement with the project company and we have obtained political risk insurance for our equity interest in this project.

Diesel/Heavy Fuel-Oil

We hold majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in India. We hold a 60% equity interest in the first project (the “Samalpatti project”), which is located near Samalpatti, in the state of Tamil Nadu. The remaining equity interests in the Salmalpatti project are held by affiliates of Shapoorji Pallonji Infrastructure Capital Co. Ltd. and by Wartsila India Power Investment, LLC. We hold a 77% equity interest in the second project (the “Madurai project”), which is located at Samayanallur, also in the state of Tamil Nadu. The remaining equity interest in the Madurai project is held by an Indian company controlled by the original project developer. Both projects sell their electrical output to the Tamil Nadu Electricity Board (“TNEB”) pursuant to long-term agreements with a full pass-through all-in pricing structure that takes into account specified heat rates, operation and maintenance costs, and equity returns. TNEB’s obligations are guaranteed by the government of the state of Tamil Nadu. Indian oil companies supply the oil requirements of both projects through 15-year fuel supply agreements based on market prices. We operate both projects through subsidiaries under long-term agreements with the project companies.

Disputing several contractual provisions, TNEB has failed to pay the full amount due under the energy contracts for both the Samalpatti and Madurai projects. To date, TNEB has paid the undisputed portion of its payment obligations (approximately 95% of total billings) representing each project’s operating costs, fuel costs, debt service and some equity return. Similar to many Indian state electricity boards, TNEB has also failed to fund an escrow account or post a letter of credit required under the project energy contracts, which failure constitutes a default under the project finance documents. Project lenders for both projects have either granted periodic waivers of such default or potential default and/or otherwise approved scheduled equity distributions. Neither such default nor potential default in the project financing arrangements constitutes a default under Covanta Energy’s financing arrangements. It is possible that the issue of the escrow account and/or letter of credit requirement will be resolved as part of the overall negotiation with TNEB with respect to the disputed receivables in both projects.

We also own a minority interest in a 7 MW heavy fuel-oil fired electric power generation facility located in the province of Mindoro, the Philippines (the “Island Power project”) that has a long-term power sales contract.

International Project Summaries

Summary information with respect to our international projects that are currently operating is provided in the following table:

			Gross
			Electric		Contract Expiration Dates
			Capacity		Operation and
		Location	(MW)	Nature of Interest	Maintenance	Energy

A	ENERGY-FROM-WASTE
1.	Trezzo(1)	Italy	18	Part Owner/Operator	2023	2023

B.	HYDROELECTRIC
2.	Don Pedro(2)	Costa Rica	14	Part Owner/Operator	2009	2009
3.	Rio Volcan(2)	Costa Rica	17	Part Owner/Operator	2009	2009

		SUBTOTAL	31

C.	COAL
4.	Linan(3)(4)	China	24	Part Owner/Operator	N/A	N/A
5.	Quezon(5)	Philippines	510	Part Owner/Operator	2025	2025
6.	Yanjiang(3)(6)	China	24	Part Owner/Operator	N/A	NA

		SUBTOTAL	558

D.	NATURAL GAS
7.	Haripur(7)	Bangladesh	126	Part Owner/Operator	2014	2014

E.	DIESEL/HEAVY FUEL-OIL
8.	Island Power(8)	Philippines	7	Part Owner	N/A	2010
9.	Madurai(9)	India	106	Part Owner/Operator	2016	2016
10.	Samalpatti(10)	India	106	Part Owner/Operator	2016	2016

		SUBTOTAL	219

TOTAL INTERNATIONAL GROSS MW IN OPERATION			952

(1)	We have a 13% interest in this project and a 40% interest in the operator Ambiente 2000 S.r.l.

(2)	We have nominal ownership interests in these projects.

(3)	Assets of these projects revert back to the local Chinese partner at the expiration of the Joint Venture Agreement in 2017.

(4)	We have an approximate 64% ownership interest in this project.

(5)	We have an approximate 26% ownership interest in this project.

(6)	We have an approximate 96% ownership interest in this project.

(7)	We have an approximate 45% ownership interest in this project. This project is capable of operating through combustion of diesel oil in addition to natural gas.

(8)	We have an approximate 20% ownership interest in this project.

(9)	We have an approximate 77% ownership interest in this project.

(10)	We have a 60% ownership interest in this project.

International Business Development

As with our domestic business, the New Credit Facilities afford greater flexibility to invest in and grow our international business. We are pursuing international waste and/or energy business opportunities, particularly in markets where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste in order to reduce dependence on landfilling, such as Italy, the United Kingdom, China or island nations where landfilling is a less desirable disposal option.

China Joint Venture

On February 12, 2007, we entered into agreements relating to the subscription for a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd. (“Sanfeng”). Sanfeng, a company located in Chongqing Municipality, China, is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tons per day, 24 MW mass-burn energy-from-waste projects. Energy-from-waste facility design and engineering services are provided by Sanfeng using technology under license from Martin GmbH fur Umwelt und Energietechnik.

Our investment in Sanfeng is subject to various regulatory and other conditions precedent and is expected to be completed during the second quarter of 2007. Upon completion of our investment, Sanfeng will be converted into a Sino-foreign equity joint venture under Chinese law in which Sanfeng’s current shareholder, Chongqing Iron & Steel Company (Group) Limited, will hold the remaining 60% equity interest. We intend to expand the business of the joint venture company through the development of additional mass-burn energy-from-waste projects in China in which Covanta intends to co-invest with the joint venture company.

OTHER SERVICES BUSINESS

Discussion of Other Services Business

The operations of the holding company prior to the acquisition of Covanta Energy on March 10, 2004, primarily included general and administrative expenses related to officer salaries, legal and other professional fees and insurance. Subsequent to the acquisition of Covanta Energy, these expenses are reimbursed by Covanta Energy under an administrative services agreement. The holding company operations also include income earned on its investments.

Insurance Business

Following the acquisitions of Covanta Energy and ARC Holdings, the relative contribution of our insurance business to our cash flow and its relative percentage of our financial obligations were significantly reduced. Consequently, our insurance business neither contributes materially to our cash flow nor imposes material financial obligations on us.

Our insurance business continues to represent an important element of our structure in that our net operating loss carryforwards (“NOLs”) were primarily generated through the operations of former subsidiaries of DIND. Our ability to utilize that portion of the NOLs will depend upon the continued inclusion of our insurance business in our consolidated federal income tax return. See Note 21. Income Taxes of the Notes for more information on our NOLs.

Our insurance operations are conducted through wholly-owned subsidiaries, principally NAICC. NAICC has historically managed its business across four principal lines of business: non-standard private passenger automobile; commercial automobile; workers’ compensation; and property and casualty. As of December 31, 2006, NAICC was engaged in writing exclusively non-standard private passenger automobile primarily in California. NAICC intends to also engage in the specialty surety business in order to expand its business incrementally.

Our insurance businesses have succeeded in reducing their loss ratio by adjusting rate filings, tightening underwriting criteria, exiting unprofitable lines of business and focusing on writing more profitable lines of business through its arrangements with third parties providing marketing, underwriting and administration services. Such third parties do not have rate making authority or authority to enter into reinsurance arrangements. Such third parties are paid flat commission on new and renewal policies written and they participate in an incentive compensation arrangement dictated solely by underwriting results.

Insurers admitted in California are required to obtain approval, from the California Department of Insurance, of rates and/or forms prior to their use. Many of the other states in which NAICC is authorized to conduct business have similar requirements. Rates and policy forms are developed by NAICC and filed with the regulators in each of the relevant states, depending upon each state’s requirements. NAICC relies upon its own, as well as industry, experience in establishing rates.

Non-standard automobile liability risks relate to those segments of the driving public which generally are not considered “preferred” business, such as drivers with a record of prior accidents or driving violations, drivers involved in particular occupations or driving certain types of vehicles, or those drivers whose policies have not been renewed or whose policies have been declined by another insurance company. Generally, in order to address the associated higher risk of non-standard private automobile insurance, premium rates are higher than standard premium rates while policy limits are lower than typical policy limits. Policyholder selection is governed by underwriting guidelines established by NAICC. NAICC believes that it is able to achieve underwriting success through refinement of various risk profiles, thereby dividing the non-standard market into more defined segments which can be adequately priced. Additionally, traditional lower policy limits lend themselves to quicker claims processing allowing NAICC to respond more quickly to changing loss trends, by revising underlying underwriting guidelines and class and rate filings accordingly.

NAICC maintains reserves with respect to net unpaid losses and loss adjustment expenses (“LAE”), representing the estimated indemnity cost and expense necessary to cover the ultimate net cost of investigating and settling claims. Such estimates are based upon estimates for reported losses, historical company experience of losses reported by reinsured companies for insurance assumed and actuarial estimates based upon historical company and industry experience for development of reported and unreported claims (incurred but not reported). Any changes in estimates of ultimate liability are reflected in current operating results. Inflation is assumed, along with other factors, in estimating future claim costs and related liabilities. NAICC does not discount any of its loss reserves. NAICC believes its provisions for unpaid losses and LAE are adequate to cover the net cost of losses and loss expenses incurred to date, and that it satisfies all reserve-based capital requirements imposed under applicable insurance regulations.

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

MARKETS, COMPETITION AND BUSINESS CONDITIONS

General Business Conditions

Our business can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, changes in laws, natural disasters, energy shortages, fuel costs, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which we have no control.

We expect in the foreseeable future that competition for new contracts and projects will be intense in all markets in which we conduct or intend to conduct businesses, and our businesses will be subject to a variety of competitive, regulatory and market influences.

With respect to our waste-related businesses, including our energy-from-waste and TransRiver businesses, we compete in the waste disposal market, which is highly competitive. While we currently process for disposal over 5%

of the municipal solid waste in the United States, the market for waste disposal is almost entirely price-driven and is greatly influenced by economic factors within regional “waste sheds.” These factors include:

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

In the waste disposal market, disposal service providers seek to obtain waste supplies to their facilities by competing on disposal price (usually on a per-ton basis) with other disposal service providers. At all but eight of our energy-from-waste facilities, we typically do not compete in this market because we do not have the contractual right to solicit waste. At these facilities, the client community is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to us. At eight of our energy-from-waste facilities and at our TransRiver businesses, we are responsible for obtaining material amounts of waste supply, and therefore, actively compete in these markets to enter into spot, medium- and long-term contracts. All of these energy-from-waste projects are in densely populated areas, with high waste generation rates and numerous large and small participants in the regional market. Certain of our competitors in these markets are vertically-integrated waste companies which include waste collection operations, and thus have the ability to control supplies of waste which may restrict our ability to offer disposal services at attractive prices. Our business does not include waste collection operations.

Our waste operations are largely concentrated in the northeastern United States. See Item 1A. Risk Factors — Our waste operations are concentrated in one region, and expose us to regional economic or market declines for additional information concerning this geographic concentration.

If a long-term contract expires and is not renewed or extended by a client community, our percentage of contracted disposal capacity will decrease, and we will need to compete in the regional market for waste disposal. At that point, we will compete on price with landfills, transfer stations, other energy-from-waste facilities and other waste disposal technologies that are then offering disposal service in the region. See discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Contract Duration for additional information concerning the expiration of existing contracts.

We may develop or acquire, ourselves or jointly with others, additional waste or energy projects or businesses. If we were to do so in a competitive procurement, we would face competition in the selection process from other companies, some of which may have greater financial resources. If we were selected, the amount of market competition we would thereafter face would depend upon the extent to which the capacity at any such project would be committed under contract. If we were to develop or acquire additional projects or businesses not in the context of a competitive procurement, we would face competition in the regional market and compete on price with landfills, transfer stations, other energy-from-waste facilities, other energy producers and other waste disposal or energy generation technologies that are then offering service in the region.

With respect to our electricity sales from our energy-from-waste projects and independent power projects, we primarily sell our output pursuant to long-term contracts. Accordingly, we generally do not sell our output into markets where we must compete on price. As these contracts expire, we will participate in such markets if we are unable to enter into new or renewed long-term contracts. See discussion under Item 1A. Risk Factors — Covanta Energy may face increased risk of market influences on its domestic revenues after its contracts expire for additional information concerning the expiration of existing contracts.

Once a contract is awarded or a project is financed and constructed, our business can be impacted by a variety of risk factors which can affect profitability over the life of a project. Some of these risks are at least partially within our control, such as successful operation in compliance with laws and the presence or absence of labor difficulties or disturbances. Other risk factors are largely out of our control and may have an adverse impact on a project over a long-term. See Item 1A. Risk Factors for more information on these types of risks.

Technology, Research and Development

We have the exclusive right to market the proprietary mass-burn technology of Martin GmbH fur Umwelt und Energietechnik, referred to herein as “Martin” in the United States, Canada, Mexico, Bermuda and certain Caribbean countries (the “Territory”). The principal feature of the Martin technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin technology has expired and there are various other expired and unexpired patents relating to the Martin technology. We believe that it is Martin’s know-how and worldwide reputation in the energy-from-waste industry, and our know-how in designing, constructing and operating energy-from-waste facilities, rather than the use of patented technology, that is important to our competitive position in the energy-from-waste industry in the United States. We do not believe that the expiration of the remaining patents covering portions of the Martin technology will have a material adverse effect on our financial condition or competitive position.

Since 1984, our rights to the Martin technology have been provided pursuant to a cooperation agreement with Martin which gives us exclusive rights to market, and distribute parts and equipment for the Martin technology in the Territory. Martin is obligated to assist us in installing, operating and maintaining facilities incorporating the Martin technology. The cooperation agreement renews automatically each year unless notice of termination is given, in which case, the cooperation agreement would terminate ten years after such notice. Any termination would not affect our rights to design, construct, operate, maintain or repair energy-from-waste facilities for which contracts have been entered into or proposals made prior to the date of termination.

We believe that mass-burn technology is now the predominant technology used for the combustion of municipal solid waste. We believe that the Martin technology is a proven and reliable mass-burn technology, and that our association with Martin has created significant name recognition and value for our domestic energy-from-waste business. Through facility acquisitions, we own and/or operate some energy-from-waste facilities which utilize additional technologies, including non-Martin mass-burn technologies, and refuse-derived fuel technologies which include pre-combustion waste processing not required with a mass-burn design. As we continue our efforts to develop and/or acquire additional energy-from-waste projects internationally, we will consider mass-burn and other technologies, including Martin systems, which best fit the needs of the local environment of a particular project.

We believe energy-from-waste technologies offer an environmentally superior solution to waste disposal and energy challenges faced by leaders around the world, and that our efforts to expand our domestic and international businesses, will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, and combustion controls. During 2006, we advanced our research and development efforts in these areas, and have developed, along with Martin, a proprietary waste combustion process that we expect will reduce emissions of nitrogen oxides. We also developed a proprietary process to improve the handling of the residue from our energy-from-waste facilities. We intend to maintain a focus in the years ahead on research and development of technologies in these and other areas we believe will enhance our competitive position and complement our business.

REGULATION OF BUSINESS

Our waste and energy services business and our insurance business are both highly regulated.

Regulations Affecting Our Domestic Waste and Energy Services Business

Environmental Regulations

Our business activities in the United States are pervasively regulated pursuant to federal, state and local environmental laws. Federal laws, such as the Clean Air Act and Clean Water Act, and their state counterparts, govern discharges of pollutants to air and water. Other federal, state and local laws comprehensively govern the generation, transportation, storage, treatment and disposal of solid and hazardous waste and also regulate the storage and handling of chemicals and petroleum products (such laws and regulations are referred to collectively as the “Environmental Regulatory Laws”).

Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act commonly known as “CERCLA,” and collectively referred to with such other laws as the “Environmental Remediation Laws,” make us potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with our activities and the activities at sites. These include landfills that our subsidiaries have owned, operated or leased or, at which there has been disposal of residue or other waste generated, handled or processed by such subsidiaries. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some service agreements provide for indemnification of operating subsidiaries from certain liabilities. In addition, other subsidiaries involved in landfill gas projects have access rights to landfill sites pursuant to certain leases that permit the installation, operation and maintenance of landfill gas collection systems. A portion of these landfill sites have been federally-designated “Superfund” sites. Each of these leases provide for indemnification of our subsidiaries from some liabilities associated with these sites.

The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste, renewable energy or independent power project or water facility, and further require that permits be maintained throughout the operating life of the facility. We can provide no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Our failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject us or our operating subsidiaries to regulatory enforcement actions by the appropriate governmental unit, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. See Item 1A. Risk Factors — Compliance with environmental laws could adversely affect our results of operations. To date, we have not incurred material penalties, been required to incur material capital costs or additional expenses, or been subjected to material restrictions on our operations as a result of violations of Environmental Regulatory Laws or permit requirements.

Although our operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, we believe that we are in substantial compliance with existing Environmental Regulatory Laws. We may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to CERCLA and/or analogous state Environmental Remediation Laws. In certain instances, we may be exposed to joint and several liability for remedial action or damages. Our ultimate liability in connection with such environmental claims will depend on many factors, including our volumetric share of waste, the total cost of remediation, and the financial viability of other companies that have also sent waste to a given site and, in the case of divested operations, our contractual arrangement with the purchaser of such operations.

The Environmental Regulatory Laws are subject to revision. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants, for storage and handling of petroleum products or chemicals, or for solid or hazardous waste or ash handling and disposal. Thus, as new technology is developed and proven, we may be required to incorporate it into new facilities or major modifications to existing facilities. This new technology may often be more expensive than the technology we use currently.

On May 10, 2006, the Environmental Protection Agency (“EPA”) issued revisions to the New Source Performance Standards (“NSPS”) and Emission Guidelines (“EG”) applicable to new and existing municipal waste combustion (“MWC”) units (the “Revised MACT Rule”). The Revised MACT Rule lowered the emission limits for most of the regulated air pollutants emitted by MWCs. The general compliance deadline for the revised EG is April 28, 2009; however, the actual compliance date for a particular facility may be earlier depending on the state in which the facility is located. We anticipate that one existing energy-from-waste facility, which we operate on behalf of a municipality, will require capital improvements to comply with revised EG, and have initiated discussions with such municipality regarding implementation and its intended financing options. Most existing facilities also will incur increased operating and maintenance costs to meet the revised EG requirements, none of which are expected to be material.

On October 17, 2006, EPA issued a final rule to implement the revised National Ambient Air Quality Standards for fine particulate matter, or PM2.5 (“PM2.5 Rule”). Unlike the Revised MACT Rule discussed above, the PM2.5 Rule is not specific to energy-from-waste facilities, but instead is a nationwide standard for ambient air quality. The primary impact of the PM2.5 Rule will be on those counties in certain states that are designated by EPA as “non-attainment” with respect to those standards. EPA’s PM2.5 Rule will guide how states achieve compliance with the PM2.5 Rule, and could result in more stringent regulation of certain energy-from-waste facility emissions that already are regulated by the Revised MACT Rule. EPA is expected to make “non-attainment” designations by November 2009; however, state plans to meet the PM2.5 Rule will not be due until April 2013.

The costs to meet new rules for existing facilities owned by municipal clients generally will be borne by the municipal clients. For projects we own or lease, the municipal clients generally have the obligation to fund such capital improvements, and at certain of our projects we may be required to fund a portion of the related costs. In certain cases, we are required to fund the full cost of capital improvements.

We believe that most costs incurred to meet the Revised MACT Rule and PM2.5 Rule at facilities we operate may be recovered from municipal clients and other users of our facilities through increased fees permitted to be charged under applicable contracts.

The Environmental Remediation Laws prohibit disposal of regulated hazardous waste at our municipal solid waste facilities. The service agreements recognize the potential for inadvertent and improper deliveries of hazardous waste and specify procedures for dealing with hazardous waste that is delivered to a facility. Although under some service agreements, we are responsible for some costs related to hazardous waste deliveries, to date no operating subsidiary has incurred material hazardous waste disposal costs.

During 2006, increased public and political debate occurred over the need for additional regulation of greenhouse gasses (principally carbon dioxide (“CO2”) and methane) as a contributor to global warming, that could in the future affect our business. While the political discussion has not been aimed specifically at the waste or energy-from-waste businesses, regulatory initiatives developed to date are broad in scope and are generally designed to promote renewable energy, development of a certified inventory and ultimately reduction of greenhouse gas emissions. Most of these initiatives are at the state or regional levels, but with debate currently underway in Congress, federal regulation is possible as well, and may need to be reconciled with state and regional efforts. We believe that energy-from-waste is a mitigating technology that provides net reductions in greenhouse gas emissions, because it avoids CO2 emissions from fossil fuel power plants and methane from landfills. For policymakers at the local level, who make decisions on waste disposal alternatives, we believe using energy-from-waste instead of landfilling will result in significantly lower net greenhouse gas emissions, while also introducing more control over the cost and supply of local electrical power.

Some regulatory initiatives exist in regions where we have projects. For example, during 2006, a group of seven northeastern states, including Connecticut, New Jersey and New York, acting through the Regional Greenhouse Gas Initiative (“RGGI”), issued a “model rule” to implement reductions in greenhouse gas emissions. The model rule establishes a “cap and trade” program with a market-based emissions trading system aimed at reducing emissions of CO2, and may be followed in individual state rulemakings. The model rule establishes an initial cap for regional CO2 emissions equivalent to 1990 levels, with incremental reductions below those levels after 2014. To date, RGGI is focused on fossil fuel-fired electric generators; however, we continue to monitor developments with respect to state implementation of RGGI and intend to participate in rulemaking.

Also during 2006, California enacted the California Global Warming Solutions Act of 2006 (“AB 32”). AB 32 requires annual reporting of greenhouse gas emissions for sources deemed “significant” by the state Air Resources Board (“ARB”) and sets emission limits to cut California’s emissions to 1990 levels by 2020. During 2006, we joined the California Climate Action Registry, certifying our greenhouse gas emissions from our California facilities. As a member, we will participate in the evolving regulatory process by which the ARB will implement the requirements of AB 32. Until the ARB issues its regulations, it is not possible to predict with certainty the impact of AB 32 on our California facilities.

Energy Regulation

Our businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of domestic facilities. Pursuant to the Public Utility Regulatory Policies Act of 1978 (“PURPA”), the Federal Energy Regulatory Commission (“FERC”) has promulgated regulations that exempt qualifying facilities (cogeneration facilities and other facilities making use of non-fossil fuel power sources such as waste, which meet certain size, ownership and other applicable requirements, referred to as “QFs”) from compliance with certain provisions of the Federal Power Act (“FPA”), the Public Utility Holding Company Act of 1935 (“PUHCA”) (repealed effective February 2006), and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of, among other things, requiring electric utilities to offer to purchase electric energy from and sell electric energy to QFs at nondiscriminatory rates. The exemptions afforded by PURPA to QFs from regulation under the FPA and most aspects of state electric utility regulation are of great importance to us and our competitors in the energy-from-waste and independent power industries. Except with respect to energy-from-waste facilities with a net power production capacity in excess of 30 MW (where rates are set by the FERC), state public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from QFs.

The Energy Policy Act of 2005, passed in August 2005, makes certain changes to the federal energy laws applicable to our business, the most significant of which are described below:

•	The Energy Policy Act repealed PUHCA, effective February 2006, which eliminated any remote risk we might have faced by being subject to PUHCA’s extensive, utility-type regulation and reporting requirements imposed on holding companies under PUHCA. The repeal of PUHCA has been balanced with increased FERC authority to cause record keeping and conduct investigations under appropriate circumstances. As a company that owns only QFs, exempt wholesale generators and/or foreign utility companies, we are generally exempt from such record keeping and such investigations.

•	The Energy Policy Act amends certain provisions of PURPA. It terminated PURPA’s mandatory purchase (and sale) obligation imposed on utilities for the benefit of QFs where the QF has nondiscriminatory access to competitive power markets. Existing contracts are grandfathered, but many expansions, renewals and new development projects must rely on competitive power markets, rather than PURPA protections, in establishing and maintaining their viability in most geographic regions in which we operate. The Energy Policy Act also eliminates the utility ownership limitation for QFs. In October 2006, FERC issued final regulations under the Energy Policy Act providing for, among other things, a rebuttable presumption that (1) the competitive power market requirement is satisfied in regions served by Midwest Independent Transmission System Operator, PJM Interconnection, L.L.C., ISO New England, Inc., New York Independent System Operator and the Electric Reliability Council of Texas, and (2) QFs with a capacity greater than 20 MW have non-discriminatory access to those markets. As to QFs with a capacity at or below 20 MW, the regulations provide for a rebuttable presumption that such QFs do not have non-discriminatory access to any market.

•	This change might have the effect of making some transactions and development projects more likely to be consummated. This could result in greater utility ownership of QFs than previously was the case due to PURPA and PUHCA restrictions and considerations. If these transactions and development projects occur in the areas of energy-from-waste, other renewable energy and independent power, it could serve to increase competition with our businesses by bringing greater utility participation to these markets.

•	The Energy Policy Act extends or establishes certain renewable energy incentives and tax credits which might be helpful to expand our businesses or for new development.

Regulations Affecting Our International Business

We presently have ownership and operating interests in electric generating projects outside the United States. Most countries have expansive systems for the regulation of the power business. These generally include provisions relating to ownership, licensing, rate setting and financing of generation and transmission facilities.

We aim to provide energy generating and other infrastructure through environmentally protective project designs, regardless of the location of a particular project. This approach is consistent with the stringent environmental requirements of multilateral financing institutions, such as the World Bank, and also with our experience in domestic energy-from-waste projects, where environmentally protective facility design and performance is required. Compliance with environmental standards comparable to those of the United States may be conditions to the provision of credit by multilateral banking agencies, as well as other lenders or credit providers. The laws of other countries also may require regulation of emissions into the environment, and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally different from those applicable in the United States. See Item 1A. Risk Factors — Exposure to international economic and political factors may materially and adversely affect our international businesses and — Compliance with environmental laws could adversely affect our results of operations. As with domestic project development, we can provide no assurance that all required permits will be issued, and the process can often cause lengthy delays.

Certain international markets in which we compete have recently adopted regulatory or policy frameworks that encourage energy-from-waste as an important component of waste management planning and practice. For example, China currently has a favorable regulatory environment for the development of energy-from-waste projects. The National Plan issued by the Ministry of Construction calls for an increase in municipal solid waste incineration from 1.65% (2005 estimate) to 30% by 2030. Energy-from-waste is designated by the Chinese central government as an “encouraged industry”, and China accordingly has various promotional policies in place to promote energy-from-waste projects including value added tax refunds, prioritized commercial bank loans, state subsidies for loan interest, and a guaranteed subsidized price for the sale of electricity.

Similarly, the European Union has adopted regulations which require member countries to reduce utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives.” These are not directly applicable within the member states. Rather, they need enabling domestic legislation to implement them, which results in significant variance between the legislative schemes introduced by member states. Certain Directives notably affect the regulation of energy-from-waste facilities across the European Union. These include (1) Directive 96/61/EC concerning integrated pollution prevention and control (known as the “PPC Directive”) which governs the emissions to air, land and water from certain large industrial installations, (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale to the year 2020, the amount of biodegradable municipal waste which member states may dispose of to landfill, and (3) Directive 2000/76/EC on the incineration of waste (known as the “Waste Incineration Directive” or “WID”), which imposes limits on emissions to air on the incineration and co-incineration of waste. In response to these Directives, member countries have begun to implement such measures as imposing incremental fees on landfill disposal and providing rate subsidies for energy generated at energy-from-waste projects.

Regulations Affecting Our Insurance Business

Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The agencies established pursuant to these state laws have broad administrative and supervisory powers relating to the granting and revocation of licenses to transact business, regulation of trade practices, establishment of guaranty associations, licensing of agents, approval of policy forms, premium rate filing requirements, reserve requirements, the form and content of required regulatory financial statements, capital and surplus requirements and the maximum concentrations of certain classes of investments. Most states also have enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. We and our insurance subsidiaries have registered as holding companies pursuant to such legislation in California and Montana, and routinely report to other jurisdictions. The National Association of Insurance Commissioners has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk-based capital requirements. It is not possible to predict the impact of future state and federal regulation on the operations of our insurance business.

NAICC is an insurance company domiciled in the State of California and is regulated by the California Department of Insurance for the benefit of policyholders. The California Insurance Code does not permit the payment of an extraordinary shareholder dividend without prior approval from the California Insurance Commissioner. Dividends are considered extraordinary if they exceed the greater of net income or 10% of statutory surplus as of the preceding December 31st. For the foreseeable future, NAICC is not expected to have sufficient accumulated earned surplus to pay dividends.

A model for determining the risk-based capital requirements, referred to as “RBC requirements,” for property and casualty insurance companies was adopted in December 1993. The model generally assesses the assets at risk and underwriting operations and determines policyholders’ surplus levels necessary to support such activity. NAICC has calculated its RBC requirement under the most recent RBC requirement model and, as of December 31, 2006, it had capital in excess of the regulatory Authorized Control level.

EMPLOYEES

As of December 31, 2006, we employed approximately 3,300 full-time employees worldwide, of which a majority are employed in the United States.

Of our employees in the United States, approximately 13% are represented by organized labor. Currently, we are party to seven collective bargaining agreements: three expire in 2007, two expire in 2008 and two expire in 2009.

We consider relations with our employees to be good and do not anticipate any significant labor disputes in 2007.

EXECUTIVE OFFICERS

A list of our executive officers and their business experience follows. Ages shown are as of February 23, 2007.

Anthony J. Orlando was named President and Chief Executive Officer in October 2004. Mr. Orlando was elected as one of our directors in September 2005 and is a member of the Public Policy Committee and the Finance Committee. Previously, he had been President and Chief Executive Officer of Covanta Energy since November 2003. From March 2003 to November 2003, he served as Senior Vice President, Business and Financial Management of Covanta Energy. From January 2001 until March 2003, Mr. Orlando served as Covanta Energy’s Senior Vice President, Waste-to-Energy. Previously, he served as Executive Vice President of Covanta Energy Group, Inc. Mr. Orlando joined Covanta Energy in 1987. Age: 47.

Mark A. Pytosh has served as Senior Vice President and Chief Financial Officer since September 2006. Previously, Mr. Pytosh served as Executive Vice President from February 2004 to August 2006 and Chief Financial Officer from May 2005 to August 2006 of Waste Services, Inc., a publicly-traded integrated waste services company. Prior to his tenure with Waste Services Inc., Mr. Pytosh served as a Managing Director in Investment Banking at Lehman Brothers where he led the firm’s Global Industrial Group, from November 2000 to February 2004. Before joining Lehman Brothers in 2000, Mr. Pytosh had 15 years of investment banking experience at Donaldson, Lufkin & Jenrette and Kidder, Peabody. Age: 42.

John M. Klett was appointed Senior Vice President and Chief Operating Officer of Covanta Energy in May 2006. Mr. Klett has served as Senior Vice President, Operations of Covanta Energy since March 2003. Prior thereto he served as Executive Vice President of Covanta Waste to Energy, Inc. for more than five years. Mr. Klett joined Covanta Energy in 1986. Mr. Klett has been in the energy-from-waste business since 1977. He has been in the power business since 1965. Age: 60.

Timothy J. Simpson has served as Senior Vice President, General Counsel and Secretary since October 2004. Since March 2004, he has served as Senior Vice President, General Counsel and Secretary of Covanta Energy. From

June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy. Previously, he served as Senior Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy Group, Inc. Mr. Simpson joined Covanta Energy in 1992. Age: 48.

Thomas E. Bucks has served as Vice President and Chief Accounting Officer since April 2005. Mr. Bucks served as Controller from February 2005 to April 2005. Previously, Mr. Bucks served as Senior Vice President — Controller of Centennial Communications Corp., a leading provider of regional wireless and integrated communications services in the United States and the Caribbean, from March 1995 through February 2005, where he was the principal accounting officer and was responsible for accounting operations and external financial reporting. Age: 50.

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

Item 1A.	RISK FACTORS

The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

We cannot be certain that our NOLs will continue to be available to offset tax liability.

Our NOLs will expire in various amounts, if not used, between 2007 and 2025. The Internal Revenue Service (“IRS”) has not audited any of our tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset our future consolidated taxable income.

As of December 31, 2006, we estimated that we had approximately $410 million of NOLs. In order to utilize the NOLs, we must generate consolidated taxable income which can offset such carryforwards. The NOLs are also utilized by income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As a result of uncertainty regarding the administration of certain of these grantor trusts during June 2006, we reduced the aggregate amount of our available NOLs by $46 million. During or at the conclusion of the administration of these grantor trusts, taxable income could result, which could utilize a portion of our NOLs and, in turn, could accelerate the date on which we may be otherwise obligated to pay incremental cash taxes.

In addition, if our existing insurance business were to require capital infusions from us in order to meet certain regulatory capital requirements, and we were to fail to provide such capital, some or all of our subsidiaries comprising our insurance business could enter insurance insolvency or bankruptcy proceedings. In such event, such subsidiaries may no longer be included in our consolidated tax return, and a portion, which could constitute a significant portion, of our remaining NOLs may no longer be available to us. In such event, there may be a significant inclusion of taxable income in our federal consolidated income tax return.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our indebtedness.

The level of our consolidated indebtedness could have significant consequences on our future operations, including:

•	making it difficult for us to meet our payment and other obligations under our outstanding indebtedness, including the Debentures;

•	limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on indebtedness under the New Credit Facilities;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our consolidated debt, and the price of our common stock.

We cannot assure you that our cash flow from operations will be sufficient to service our indebtedness.

Our ability to meet our obligations under our indebtedness depends on our subsidiaries’ ability to generate cash and our ability to receive dividends and distributions from our subsidiaries in the future. This, in turn, is subject to many factors, some of which are beyond our control, including the following:

•	the continued operation and maintenance of our facilities, consistent with historical performance levels;

•	maintenance or enhancement of revenue from renewals or replacement of existing contracts and from new contracts to expand existing facilities or operate additional facilities;

•	market conditions affecting waste disposal and energy pricing, as well as competition from other companies for contract renewals, expansions and additional contracts, particularly after our existing contracts expire; and

•	general economic, financial, competitive, legislative, regulatory and other factors.

We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the New Credit Facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our outstanding indebtedness and to fund other liquidity needs. If our subsidiaries are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our outstanding indebtedness, and which could have a material and adverse affect on our financial condition.

Covanta Energy’s debt agreements contain covenant restrictions that may limit our ability to operate our business.

Covanta Energy’s New Credit Facilities contain, and any of our other future debt agreements may contain, operating and financial restrictions and covenants that impose operating and financial restrictions on Covanta Energy and certain of its subsidiaries and require Covanta Energy to meet certain financial tests. Complying with these covenant restrictions may have a negative impact on our business, results of operations and financial condition by limiting Covanta Energy’s ability to engage in certain transactions or activities, including:

•	incurring additional indebtedness or issuing guarantees, in excess of specified amounts;

•	creating liens, in excess of specified amounts;

•	making certain investments, in excess of specified amounts;

•	entering into transactions with our affiliates;

•	selling certain assets, in excess of specified amounts;

•	making cash distributions or paying dividends to us, in excess of specified amounts;

•	redeeming capital stock or making other restricted payments to us, in excess of specified amounts; and

•	merging or consolidating with any person.

Covanta Energy’s ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us, or in declaring and paying dividends to our stockholders. In addition, the failure to comply with these covenants in Covanta Energy’s New Credit Facilities could result in a default thereunder and a default under the Debentures. Upon the occurrence of such an event of default, the lenders under Covanta Energy’s New Credit Facilities could elect to declare all amounts outstanding under such agreement, together with accrued interest, to be immediately due and payable. If the lenders accelerate the payment of the indebtedness under Covanta Energy’s New Credit Facilities, we cannot assure you that the assets securing such indebtedness would be sufficient to repay in full that indebtedness and our other indebtedness, including the Debentures, and which could have a material and adverse affect on our financial condition.

Operation of our facilities and the expansion of facilities involve significant risks.

The operation of our waste and energy facilities and the construction of new or expanded facilities involve many risks, including:

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

We cannot predict the impact of these risks on our business or operations. These risks, if they were to occur, could prevent Covanta Energy and its subsidiaries from meeting their obligations under their operating contracts.

The rapid growth of our operations could strain our resources and cause our business to suffer.

We have experienced rapid growth and intend to further grow our business. This growth has placed, and potential future growth will continue to place, a strain on our management systems, infrastructure and resources. Our ability to successfully offer services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand in any of the foregoing areas efficiently and effectively could interfere with the growth of our business as a whole.

Development, construction and operation of new projects may not commence as scheduled, or at all.

The development and construction of new waste and energy facilities involves many risks including siting, permitting, financing and construction delays and expenses, start-up problems, the breakdown of equipment and performance below expected levels of output and efficiency. New facilities have no operating history and may employ recently developed technology and equipment. Our businesses maintain insurance to protect against risks relating to the construction of new projects; however, such insurance may not be adequate to cover lost revenues or increased expenses. As a result, a new facility may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss. In certain situations, if a facility fails to achieve commercial operation, at certain levels or at all, termination rights in the agreements governing the facility’s financing may be triggered, rendering all of the facility’s debt immediately due and payable. As a result, the facility may be rendered insolvent and we may lose our interest in the facility.

Our efforts to grow our business will require us to incur significant costs in business development, often over extended periods of time, with no guarantee of success.

Our efforts to grow our waste and energy business will depend in part on how successful we are in developing new projects and expanding existing projects. The development period for each project may occur over several years, during which we incur substantial expenses relating to siting, design, permitting, community relations, financing and professional fees associated with all of the foregoing. Not all of our development efforts will be successful, and we may decide to cease developing a project for a variety of reasons. If the cessation of our development efforts were to occur at an advanced stage of development, we may have incurred a material amount of expenses for which we will realize no return.

A failure to identify suitable acquisition candidates and to complete acquisitions could have an adverse effect on our business strategy and growth plans.

As part of our business strategy, we intend to continue to pursue acquisitions of complementary businesses. Although we regularly evaluate acquisition opportunities, we may not be able to successfully identify suitable acquisition candidates; to obtain sufficient financing on acceptable terms to fund acquisitions; or to complete acquisitions.

Our insurance and contractual protections may not always cover lost revenues, increased expenses or liquidated damages payments.

Although our businesses maintain insurance, obtain warranties from vendors, require contractors to meet certain performance levels and, in some cases, pass risks we cannot control to the service recipient or output purchaser, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenues, increased expenses or liquidated damages payments.

Performance reductions could materially and adversely affect us and our projects may operate at lower levels than expected.

Most service agreements for our energy-from-waste facilities provide for limitations on damages and cross-indemnities among the parties for damages that such parties may incur in connection with their performance under the service agreement. In most cases, such contractual provisions excuse our businesses from performance obligations to the extent affected by uncontrollable circumstances and provide for service fee adjustments if uncontrollable circumstances increase our costs. We cannot assure you that these provisions will prevent our businesses from incurring losses upon the occurrence of uncontrollable circumstances or that if our businesses were to incur such losses they would continue to be able to service their debt.

Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations associated with its energy-from-waste, renewable energy, independent power and water facilities. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to its municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. The obligations guaranteed will depend upon the contract involved. Many of Covanta Energy’s subsidiaries have contracts to operate and maintain energy-from-waste facilities. In these contracts, the subsidiary typically commits to operate and maintain the facility in compliance with legal requirements; to accept minimum amounts of solid waste; to generate a minimum amount of electricity per ton of waste; and to pay damages to contract counterparties under specified circumstances, including those where the operating subsidiary’s contract has been terminated for default. Any contractual damages or other obligations incurred by Covanta Energy and certain of its subsidiaries could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. Additionally, damages payable under such guarantees on Covanta Energy’s owned energy-from-waste facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy and certain of its subsidiaries which have issued these guarantees may not have sufficient sources of cash to pay such damages or other obligations. We cannot assure you that Covanta Energy and such subsidiaries will be able to continue to avoid incurring material payment obligations under such guarantees or that, if Covanta Energy did incur such obligations, that Covanta Energy would have the cash resources to pay them.

Our businesses generate their revenue primarily under long-term contracts and must avoid defaults under those contracts in order to service their debt and avoid material liability to contract counterparties.

Covanta Energy’s subsidiaries must satisfy performance and other obligations under contracts governing energy-from-waste facilities. These contracts typically require Covanta Energy’s subsidiaries to meet certain performance criteria relating to amounts of waste processed, energy generation rates per ton of waste processed, residue quantity and environmental standards. The failure of Covanta Energy’s subsidiaries to satisfy these criteria may subject them to termination of their respective operating contracts. If such a termination were to occur, Covanta Energy’s subsidiaries would lose the cash flow related to the projects and incur material termination damage liability, which may be guaranteed by Covanta Energy or certain of its subsidiaries. In circumstances where the contract of one or more subsidiaries has been terminated due to the default of one of Covanta Energy’s subsidiaries they may not have sufficient sources of cash to pay such damages. We cannot assure you that Covanta Energy’s subsidiaries will be able to continue to perform their respective obligations under such contracts in order to avoid such contract terminations, or damages related to any such contract termination, or that if they could not avoid such terminations that they would have the cash resources to pay amounts that may then become due.

Covanta Energy and certain of its subsidiaries have provided guarantees and support in connection with its subsidiaries’ projects.

Covanta Energy and certain of its subsidiaries are obligated to guarantee or provide financial support for its subsidiaries’ projects in one or more of the following forms:

•	support agreements in connection with service or operating agreement-related obligations;

•	direct guarantees of certain debt relating to three of its facilities;

•	contingent obligations to pay lease payment installments in connection with three of its facilities;

•	contingent credit support for damages arising from performance failures;

•	environmental indemnities; and

•	contingent capital and credit support to finance costs, in most cases in connection with a corresponding increase in service fees, relating to uncontrollable circumstances.

Many of these contingent obligations cannot readily be quantified, but, if we were required to provide this support, it may be material to our cash flow and financial condition.

Covanta Energy may face increased risk of market influences on its domestic revenues after its contracts expire.

Covanta Energy’s contracts to operate energy-from-waste projects expire on various dates between 2008 and 2027, and our contracts to sell energy output generally expire when the project’s operating contract expires. Expiration of these contracts will subject Covanta Energy to greater market risk in entering into new or replacement contracts at pricing levels which will generate comparable or enhanced revenues. As its operating contracts at municipally-owned projects approach expiration, Covanta Energy will seek to enter into renewal or replacement contracts to continue operating such projects. However, we cannot assure you that Covanta Energy will be able to enter into renewal or replacement contracts on terms favorable to it, or at all. Covanta Energy will seek to bid competitively for additional contracts to operate other facilities as similar contracts of other vendors expire. The expiration of existing energy sales contracts, if not renewed, will require Covanta Energy to sell project energy output either into the electricity grid or pursuant to new contracts.

At some of our facilities, market conditions may allow Covanta Energy to effect extensions of existing operating contracts along with facility expansions. Such extensions and expansions are currently being considered at a limited number of our facilities in conjunction with Covanta Energy’s clients. If Covanta Energy is unable to reach agreement with its municipal clients on the terms under which they would implement such extensions and expansions, or if the implementation of these extensions, including renewals and replacement contracts, and expansions are materially delayed, this may adversely affect our cash flow and profitability. We cannot assure you that Covanta Energy will be able to enter into such contracts or that the terms available in the market at the time will be favorable to it.

Our businesses depend on performance by third parties under contractual arrangements.

Our waste and energy businesses depend on a limited number of third parties to, among other things, purchase the electric and steam energy produced by our facilities, and supply and deliver the waste and other goods and services necessary for the operation of our energy facilities. The viability of our facilities depends significantly upon the performance by third parties in accordance with long-term contracts, and such performance depends on factors which may be beyond our control. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by our waste and energy businesses or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our businesses may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. In addition, the bankruptcy or insolvency of a participant or third party in our facilities could result in nonpayment or nonperformance of that party’s obligations to us.

Concentration of suppliers and customers may expose us to heightened financial exposure.

Our waste and energy businesses often rely on single suppliers and single customers at our facilities, exposing such facilities to financial risks if any supplier or customer should fail to perform its obligations.

For example, our businesses often rely on a single supplier to provide waste, fuel, water and other services required to operate a facility and on a single customer or a few customers to purchase all or a significant portion of a facility’s output. In most cases our businesses have long-term agreements with such suppliers and customers in order to mitigate the risk of supply interruption. The financial performance of these facilities depends on such customers and suppliers continuing to perform their obligations under their long-term agreements. A facility’s financial results could be materially and adversely affected if any one customer or supplier fails to fulfill its contractual obligations and we are unable to find other customers or suppliers to produce the same level of profitability. We cannot assure you that such performance failures by third parties will not occur, or that if they do occur, such failures will not adversely affect the cash flows or profitability of our businesses.

In addition, for their energy-from-waste facilities, our subsidiaries rely on their municipal clients as a source not only of waste for fuel but also of revenue from the fees for disposal services our subsidiaries provide. Because contracts of our subsidiaries with their municipal clients are generally long-term, our subsidiaries may be adversely affected if the credit quality of one or more of their municipal clients were to decline materially.

Our business is subject to pricing fluctuations caused by the waste disposal and energy markets.

While our businesses sell the majority of their waste disposal capacity and energy output pursuant to long-term contracts, a material portion of this capacity and output is subject to market price fluctuation. Consequently, our operating results may be adversely affected by fluctuations in waste disposal and energy prices.

Our waste operations are concentrated in one region, and expose us to regional economic or market declines.

The majority of our waste disposal facilities are located in the northeastern United States, primarily along the Washington, D.C. to Boston, Massachusetts corridor. Adverse economic developments in this region could affect regional waste generation rates and demand for waste disposal services provided by us. Adverse market developments caused by additional waste disposal capacity in this region could adversely affect waste disposal pricing. Either of these developments could have a material adverse effect on our revenues and cash generation.

Some of our energy contracts involve greater risk of exposure to performance levels which could result in materially lower revenues.

Eight of our 31 energy-from-waste facilities receive 100% of the energy revenues they generate. As a result, if we are unable to operate these facilities at their historical performance levels for any reason, our revenues from energy sales could materially decrease.

Exposure to international economic and political factors may materially and adversely affect our international businesses.

Our international operations expose us to legal, tax, currency, inflation, convertibility and repatriation risks, as well as potential constraints on the development and operation of potential business, any of which can limit the benefits to us of a foreign project.

Our projected cash distributions from existing international facilities come from facilities located in countries with sovereign ratings below investment grade. The financing, development and operation of projects outside the United States can entail significant political and financial risks, which vary by country, including:

•	changes in law or regulations;

•	changes in electricity tariffs;

•	changes in foreign tax laws and regulations;

•	changes in United States federal, state and local laws, including tax laws, related to foreign operations;

•	compliance with United States federal, state and local foreign corrupt practices laws;

•	changes in government policies or personnel;

•	changes in general economic conditions affecting each country, including conditions in financial markets;

•	changes in labor relations in operations outside the United States;

•	political, economic or military instability and civil unrest;

•	expropriation and confiscation of assets and facilities; and

•	credit quality of entities that purchase our power.

The legal and financial environment in foreign countries in which we currently own assets or projects could also make it more difficult for us to enforce our rights under agreements relating to such projects.

Any or all of the risks identified above with respect to our international projects could adversely affect our revenue and cash generation. As a result, these risks may have a material adverse effect on our business, consolidated financial condition and results of operations.

Exposure to foreign currency fluctuations may affect our costs of operations.

We have sought to participate in projects where the host country has allowed the convertibility of its currency into U.S. dollars and repatriation of earnings, capital and profits subject to compliance with local regulatory requirements. In most cases, components of project costs incurred or funded in the currency of the United States are recovered with limited exposure to currency fluctuations through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation. As a result, there is a risk in such situations that such power purchaser or service recipient will, at least in the near term, be less able or willing to pay for the project’s power or service.

Exposure to fuel supply prices may affect our costs and results of operations for our international projects.

Changes in the market prices and availability of fuel supplies to generate electricity may increase our cost of producing power, which could adversely impact our energy businesses’ profitability and financial performance.

The market prices and availability of fuel supplies for some of our international facilities fluctuate. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to operate the facilities and impair their cash flow and profitability. We may be subject to further exposure if any of our future international operations are concentrated in facilities using fuel types subject to fluctuating market prices and availability. We may not be successful in our efforts to mitigate our exposure to supply and price swings.

Our inability to obtain resources for operations may adversely affect our ability to effectively compete.

Our energy-from-waste facilities depend on solid waste for fuel, which provides a source of revenue. For most of our facilities, the prices we charge for disposal of solid waste are fixed under long-term contracts and the supply is guaranteed by sponsoring municipalities. However, for some of our energy-from-waste facilities, the availability of solid waste to us, as well as the tipping fee that we must charge to attract solid waste to our facilities, depends upon competition from a number of sources such as other energy-from-waste facilities, landfills and transfer stations competing for waste in the market area. In addition, we may need to obtain waste on a competitive basis as our long-term contracts expire at our owned facilities. There has been consolidation and there may be further consolidation in the solid waste industry which would reduce the number of solid waste collectors or haulers that are competing for disposal facilities or enable such collectors or haulers to use wholesale purchasing to negotiate favorable below-market disposal rates. The consolidation in the solid waste industry has resulted in companies with vertically integrated collection activities and disposal facilities. Such consolidation may result in economies of scale for those companies as well as the use of disposal capacity at facilities owned by such companies or by affiliated companies. Such activities can affect both the availability of waste to us for disposal at some of our energy-from-waste facilities and market pricing.

Compliance with environmental laws could adversely affect our results of operations.

Costs of compliance with federal, state and local existing and future environmental regulations could adversely affect our cash flow and profitability. Our waste and energy businesses are subject to extensive environmental regulation by federal, state and local authorities, primarily relating to air, waste (including residual ash from combustion) and water. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating our facilities. Our businesses may incur significant additional costs to comply with these requirements. Environmental regulations may also limit our ability to operate our facilities at maximum capacity or at all. If our businesses fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur. This may materially increase the amount we must invest to bring our facilities into compliance. In addition, lawsuits or enforcement actions by federal and/or state regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect our cash flow and profitability. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we currently or formerly owned or operated or properties to which we arranged for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually caused. Although we seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own or operate, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause.

Our businesses may not be able to obtain or maintain, from time to time, all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with them, the operation of our facilities could be jeopardized or become subject to additional costs.

Energy regulation could adversely affect our revenues and costs of operations.

Our waste and energy businesses are subject to extensive energy regulations by federal, state and foreign authorities. We cannot predict whether the federal, state or foreign governments will modify or adopt new legislation or regulations relating to the solid waste or energy industries. The economics, including the costs, of operating our facilities may be adversely affected by any changes in these regulations or in their interpretation or implementation or any future inability to comply with existing or future regulations or requirements.

The FPA regulates energy generating companies and their subsidiaries and places constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under PURPA our domestic facilities are exempt from most provisions of the FPA and state rate regulation. Our foreign projects are also exempt from regulation under the FPA.

The Energy Policy Act of 2005 enacted comprehensive changes to the domestic energy industry which may affect our businesses. The Energy Policy Act removed certain regulatory constraints that previously limited the ability of utilities and utility holding companies to invest in certain activities and businesses, which may have the effect over time of increasing competition in energy markets in which we participate. In addition, the Energy Policy Act includes provisions that may remove some of the benefits provided to non-utility electricity generators, like us, after our existing energy sale contracts expire. As a result, we may face increased competition after such expirations occur.

If our businesses lose existing exemptions under the FPA, the economics and operations of our energy projects could be adversely affected, including as a result of rate regulation by the FERC, with respect to our output of electricity, which could result in lower prices for sales of electricity. In addition, depending on the terms of the project’s power purchase agreement, a loss of our exemptions could allow the power purchaser to cease taking and paying for electricity under existing contracts. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.

Failure to obtain regulatory approvals could adversely affect our operations.

Our waste and energy businesses are continually in the process of obtaining or renewing federal, state and local approvals required to operate our facilities. While our businesses currently have all necessary operating approvals, we may not always be able to obtain all required regulatory approvals, and we may not be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our facilities or the sale of electricity to third parties could be prevented, made subject to additional regulation or subject our businesses to additional costs or a decrease in revenue.

The energy industry is becoming increasingly competitive, and we might not successfully respond to these changes.

We may not be able to respond in a timely or effective manner to the changes resulting in increased competition in the energy industry in both domestic and international markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of our business may come under increasing pressure.

Changes in technology may have a material adverse effect on our profitability.

Research and development activities are ongoing to provide alternative and more efficient technologies to dispose of waste or produce power. It is possible that advances in these or other technologies will reduce the cost of waste disposal or power production from these technologies to a level below our costs. Furthermore, increased conservation efforts could reduce the demand for power or reduce the value of our facilities. Any of these changes could have a material adverse effect on our revenues and profitability.

Our reputation could be adversely affected if opposition to our efforts to grow our business results in adverse publicity or our businesses were to fail to comply with United States or foreign laws or regulations.

With respect to our efforts to renew our contracts and grow our waste and energy business both domestically and internationally, we sometimes experience opposition from advocacy groups or others intended to halt a development effort or other opportunity we may be pursuing. Such opposition is often intended to discourage third parties from doing business with us and may be based on inaccurate, incomplete or inflammatory assertions. We cannot provide any assurance that our reputation would not be adversely affected as a result of adverse publicity resulting from such opposition. Some of our projects and new business may be conducted in countries where corruption has historically penetrated the economy to a greater extent than in the United States. It is our policy to comply, and to require our local partners and those with whom we do business to comply, with all applicable anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and with applicable local laws of the foreign countries in which we operate. We cannot provide any assurance that our reputation would not be adversely affected if we were reported to be associated with corrupt practices or if we or our local partners failed to comply with such laws.

Our controls and procedures may not prevent or detect all errors or acts of fraud.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

We have in the past discovered, and may potentially in the future discover, areas of internal control over financial reporting which may require improvement. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Concentrated stock ownership may discourage unsolicited acquisition proposals.

As of January 12, 2007, SZ Investments, L.L.C., together with its affiliate, EGI-Fund (05-07) Investors, L.L.C., referred to as “Fund 05-07” and, collectively with SZ Investments, L.L.C. “SZ Investments,” Third Avenue Trust, on behalf of Third Avenue Value Fund, referred to as “Third Avenue,” and D. E. Shaw Laminar Portfolios, L.L.C., referred to as “Laminar,” separately own approximately 15.7%, 6.0% and 9.0%, respectively, or when aggregated, approximately 30.7% of our outstanding common stock. Although there are no agreements among SZ Investments, Third Avenue and Laminar regarding their voting or disposition of shares of our common stock, the level of their combined ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. Further, as a result, these stockholders may continue to have the ability to influence the election or removal of our directors and influence the outcome of matters presented for approval by our stockholders. Circumstances may occur in which the interests of these stockholders could be in conflict with the holders of the Debentures.

Provisions of our certificate of incorporation and Debentures could discourage an acquisition by a third party.

Provisions of our restated certificate of incorporation could make it more difficult for a third party to acquire control of us. For example, our restated certificate of incorporation authorizes our Board of Directors to issue preferred stock without requiring any stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders. In addition, certain provisions of the Debentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, the holders of the Debentures will have the right to require us to repurchase their Debentures. We may also be required to issue additional shares upon conversion or provide for conversion based on the acquirer’s capital stock in the event of certain fundamental changes. These possibilities could discourage an acquisition of us.

The market price of our common stock may fluctuate significantly, and this may make it difficult for holders to resell our common stock when they want or at prices that they find attractive.

The price of our common stock on the New York Stock Exchange constantly changes. We expect that the market price of our common stock will continue to fluctuate. In addition, because the Debentures are convertible into our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the Debentures. Consequently, there can be no assurance as to the liquidity of an investment in our common stock.

The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	changes in the waste and energy market conditions;

•	quarterly variations in our operating results;

•	our operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities;

•	changes in the economy and the financial markets;

•	departures of key personnel;

•	changes in governmental regulations; and

•	geopolitical conditions, such as acts or threats of terrorism or military conflicts.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

Future issuances of our common stock will dilute the ownership interests of stockholders and may adversely affect the trading price of our common stock.

We are not restricted from issuing additional shares of our common stock, or securities convertible into or exchangeable for our common stock. Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could materially and adversely affect prevailing trading prices of our common stock. In addition, the conversion of some or all of the Debentures will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Debentures may encourage short selling by market participants because the conversion of the Debentures could depress the trading price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our executive offices are located at 40 Lane Road, Fairfield, New Jersey, in an office building located on a 5.4 acre site owned by a subsidiary. The following table summarizes certain information relating to the locations of properties that we or our subsidiaries own or lease:

		Approximate
		Size Site		Nature of
Location		(in Acres)(1)	Site Use	Interest(2)

OTHER SERVICES
1.	Fairfield, New Jersey	5.4	Office space	Own
2.	Long Beach, California	14,632 sq. ft.	Office space	Lease
3.	Calabasas, California	5,713 sq. ft.	Office space	Lease
WASTE AND ENERGY SERVICES
	Domestic
4.	Anderson, California	2,000 sq. ft	Office space	Lease
5.	Sante Fe Springs, California	3,194 sq. ft.	Office space	Lease
6.	Montvale, New Jersey	34,000 sq. ft.	Office space	Lease
7.	Woodcliff Lake, New Jersey	18,048 sq. ft.	Office space	Lease
8.	Imperial County, California	83.0	Undeveloped desert land	Own
9.	Lake County, Florida	15.0	Energy-from-waste facility	Own
10.	Marion County, Oregon	15.2	Energy-from-waste facility	Own
11.	Bristol, Connecticut	18.2	Energy-from-waste facility	Own
12.	Niagara Falls, New York	12.5	Energy-from-waste facility	Own
13.	Rochester, Massachusetts	123.2	Energy-from-waste facility	Own (90)%
14.	Hempstead, New York	14.9	Energy-from-waste facility	Lease
15.	Newark, New Jersey	15.4	Energy-from-waste facility	Lease
16.	Preston, Connecticut	11.9	Energy-from-waste facility	Lease
17.	Alexandria/Arlington, Virginia	3.3	Energy-from-waste facility	Lease
18.	Indianapolis, Indiana	23.5	Energy-from-waste facility	Lease
19.	Stanislaus County, California	16.5	Energy-from-waste facility	Lease
20.	Babylon, New York	9.5	Energy-from-waste facility	Lease
21.	Haverhill, Massachusetts	12.7	Energy-from-waste facility	Lease
22.	Wallingford, Connecticut	10.3	Energy-from-waste facility	Lease
23.	Fairfax County, Virginia	22.9	Energy-from-waste facility	Lease
24.	Union County, New Jersey	20.0	Energy-from-waste facility	Lease
25.	Huntington, New York	13.0	Energy-from-waste facility	Lease
26.	Warren County, New Jersey	19.8	Energy-from-waste facility	Lease
27.	Onondaga County, New York	12.0	Energy-from-waste facility	Lease
28.	Chester, Pennsylvania	51.2	Energy-from-waste facility	Lease
29.	Whatcom County, Washington	N/A	Hydroelectric project	Own (50)%
30.	Weeks Falls, Washington	N/A	Hydroelectric project	Lease
31.	Haverhill, Massachusetts	20.2	Landfill	Lease
32.	Haverhill, Massachusetts	16.8	Landfill expansion	Lease
33.	San Diego, California	N/A	Landfill gas project	Lease
34.	Oxnard, California	N/A	Landfill gas project	Lease

		Approximate
		Size Site		Nature of
Location		(in Acres)(1)	Site Use	Interest(2)

35.	Salinas, California	N/A	Landfill gas project	Lease
36.	Stockton, California	N/A	Landfill gas project	Lease
37.	Lawrence, Massachusetts	11.8	Vacant Land	Own
38.	Burney, California	40.0	Wood waste project	Lease
39.	Jamestown, California	26.0	Wood waste project	Own (50)%
40.	Westwood, California	60.0	Wood waste project	Own
41.	Oroville, California	43.0	Wood waste project	Own
42.	Braintree, Massachusetts	6.7	Transfer station	Lease
43.	Lynn, Massachusetts	1.4	Transfer station	Own
	International
44.	Manila, Philippines	2,812 sq. ft.	Office space	Lease
45.	Bangkok, Thailand	7,276 sq. ft.	Office space	Lease
46.	Chennai, India	1,797 sq. ft.	Office space	Lease
47.	Samalpatti, India	2,546 sq. ft.	Office space	Lease
48.	Samayanallur, India	1,300 sq. ft.	Office space	Lease
49.	Shanghai, China	1,561 sq. ft.	Office space	Lease
50.	Zhejiang Province, People’s Republic of China	8.2	Coal-fired cogeneration facility	(3)
51.	Jiangsu Province, People’s Republic of China	16.1	Coal-fired cogeneration facility	(3)
52.	Samayanallur, India	17.1	Heavy fuel-oil project	Lease
53.	Samayanallur, India	2.3	Heavy fuel-oil project	Lease
54.	Samalpatti, India	30.3	Heavy fuel-oil project	Lease

(1)	All sizes are in acres unless otherwise indicated.

(2)	All ownership or leasehold interests relating to projects are subject to material liens in connection with the financing of the related project, except those listed above under items 25, 32-35, and 49-50. In addition, all leasehold interests exist at least as long as the term of applicable project contracts, and several of the leasehold interests are subject to renewal and/or purchase options.

(3)	Land use right reverts to China joint venture partner upon termination of joint venture agreement.

Item 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 20. Commitments and Contingent Liabilities of the Notes to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The results of the proposals voted on at our Annual Meeting of Stockholders held on May 31, 2006 were previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 that was filed with the SEC on August 3, 2006.

We held a Special Meeting of Stockholders on November 16, 2006. At that meeting, stockholders voted on the following proposals:

1.	To approve an amendment to our certificate of incorporation to delete Article FIFTH which restricted the acquisition and transfer of common stock by owners of 5% or more of the outstanding common stock.

Votes For	Votes Against	Abstentions

132,184,465	753,310	120,213

2.	To approve an amendment to our certificate of incorporation to delete Section 4.3 which required stockholder approval of the terms of any preferred stock issued by us to affiliates and to holders of 1% or more of the common stock.

Votes For	Votes Against	Abstentions

103,803,566	29,128,276	126,146

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on the American Stock Exchange under the symbol “DHC” until close of trading on October 4, 2005. Since that date, our common stock has been traded on the New York Stock Exchange under the symbol “CVA”. On February 14, 2007, there were approximately 1,055 holders of record of our common stock. On February 14, 2007, the closing price of our common stock on the New York Stock Exchange was $24.00 per share.

The following table sets forth the high and low stock prices of our common stock for the last two years. These prices are as reported on the American Stock Exchange Composite Tape with respect to dates through the close of business on October 4, 2005 and these prices are as reported on the New York Stock Exchange Composite Tape with respect to dates on and after October 5, 2005.

	2006		2005
	High	Low	High	Low

First Quarter	$18.15	$14.61	$17.34	$7.95
Second Quarter	$18.60	$14.36	$17.70	$10.42
Third Quarter	$21.84	$16.04	$13.64	$11.67
Fourth Quarter	$22.84	$18.52	$15.06	$10.41

The prices above reflect the impact of a rights offering announced in February 2005 and completed on June 24, 2005 and a rights offering announced in January 2006 and completed on February 24, 2006.

We have not paid dividends on our common stock and do not expect to declare or pay any dividends in the foreseeable future. Under current financing arrangements there are restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances that would likely limit the future payment of dividends on our common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 2007 Recapitalization Plan for more detailed information on our 2007 Recapitalization Plan.

Item 6.	SELECTED FINANCIAL DATA

Given the significance of the Covanta Energy and ARC Holdings acquisitions to our business, results of operations and financial condition during the third quarter of 2005, we combined the previously separate business segments of Insurance Services and holding company operations into one reportable segment referred to as “Other Services.” Certain prior period amounts, such as holding company investment income, have been reclassified in the consolidated financial statements to conform to the current period presentation.

	For the Years Ended December 31,
	2006	2005(1)	2004(2)	2003(3)	2002(4)
	(In thousands of dollars, except per share amounts)

Statements of Operations Data
Operating revenues	$1,268,536	$978,763	$576,196	$41,123	$531,501
Equity in net income (loss) from unconsolidated investments	28,636	25,609	17,024	(54,877)	—
Net income (loss)	105,789	59,326	34,094	(69,225)	(32,955)
Income (loss) per share(5)
Basic	0.73	0.49	0.39	(1.05)	(0.58)
Diluted	0.72	0.46	0.37	(1.05)	(0.58)
Balance Sheet Data
Cash and cash equivalents	$233,442	$128,556	$96,148	$17,952	$25,183
Restricted funds held in trust	407,921	447,432	239,918	—	—
Property, plant and equipment, net	2,637,923	2,724,843	819,400	254	654,575
Total assets	4,437,820	4,702,165	1,939,081	162,648	1,032,945
Long-term debt	1,260,123	1,308,119	312,896	40,000	597,246
Project debt	1,435,947	1,598,284	944,737	—	—
Stockholders’ equity	739,152	599,241	134,815	27,791	77,360
Book value per share of common stock(5)	5.01	4.24	1.84	0.50	1.63
Shares of common stock outstanding(5)	147,500	141,166	73,430	55,105	47,459

(1)	For the year ended December 31, 2005, ARC Holdings’ results of operations were included in our consolidated results subsequent to June 24, 2005. As a result of the consummation of the ARC Holdings acquisition on June 24, 2005, future performance will be significantly driven by the combined performance of Covanta Energy and ARC Holdings’ operations. As a result, the nature of our business, the risks attendant to such business and the trends that we will face have been significantly altered by the acquisitions of Covanta Energy and ARC Holdings. Accordingly, our historical financial performance and results of operations will not be indicative of our future performance.

(2)	For the year ended December 31, 2004, Covanta Energy’s results of operations were included in our consolidated results since March 10, 2004. As a result of the consummation of the Covanta Energy acquisition on March 10, 2004, our future performance will predominantly reflect the performance of Covanta Energy’s operations which are significantly larger than our insurance operations.

(3)	American Commercial Lines LLC (“ACL”), which was acquired on May 29, 2002, and certain of its subsidiaries, filed a petition on January 31, 2003 with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division to reorganize under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, we no longer maintained control of the activities of ACL and our equity interest in ACL was cancelled when ACL’s plan of reorganization was confirmed on December 30, 2004 and it emerged from bankruptcy on January 11, 2005. Our investments in these entities are presented using the equity method effective as of the beginning of 2003 and were no longer consolidated. Equity in net loss from unconsolidated investments above consists of our equity in the net loss of ACL, Global Materials Services, LLC (“GMS”) and Vessel Leasing, LLC (“Vessel Leasing”) in 2003.

(4)	In 2002, we purchased 100% of ACL, 5.4% of GMS and 50% of Vessel Leasing.

(5)	Basic and diluted earnings per share, the average shares used in the calculation of basic and diluted earnings per share, book value per share of common stock and shares of common stock outstanding for all periods have been adjusted retroactively to reflect the bonus element contained in the rights offering issued on May 18, 2004 and for the ARC Holdings rights offering completed on June 24, 2005. Book value per share of common stock is calculated by dividing stockholders’ equity by the number of shares of common stock outstanding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Covanta Holding Corporation is organized as a holding company which conducts all of its operations through subsidiaries which are engaged in the businesses of waste and energy services, and insurance services. Covanta Holding Corporation’s predominant business is the waste and energy services business, however its historical consolidated operations were conducted in the insurance industry prior to the acquisition of Covanta Energy Corporation in March 2004 and the acquisition of Covanta ARC Holdings, Inc. in June 2005.

The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries; the term “ARC Holdings” refers to our subsidiary Covanta ARC Holdings, Inc. and its subsidiaries; the term “TransRiver” refers to our subsidiary TransRiver Marketing Company, L.P.; the term “CPIH” refers to our subsidiary Covanta Power International Holdings, Inc.; and the term “NAICC” refers to our subsidiary National American Insurance Company of California and its subsidiaries.

We are a leading developer, owner and operator of infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production businesses in the United States. We also engage in the independent power production business outside the United States. We own or operate 51 energy generation facilities, 41 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, water (hydroelectric), natural gas, coal, wood waste, landfill gas and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two landfills, and several waste transfer stations. We also operate one domestic water treatment facility.

We believe our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: post-recycling waste disposal, and energy generation. We believe the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: utilizing energy-from-waste reduces greenhouse gas emissions, lowers the risk of groundwater contamination, and conserves land. At the same time, energy-from-waste generates clean reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels. As public planners address their needs for more environmentally sensitive waste disposal and energy generation in the years ahead, we believe energy-from-waste will be an increasingly attractive alternative.

We are focused on:

•	providing customers with superior service by operating our existing businesses to historic high standards;

•	generating sufficient cash to meet our liquidity needs;

•	paying down Covanta Energy’s debt, as well as project debt;

•	investing in and growing our business in order to create additional value for stockholders; and

•	seeking acquisition opportunities to expand our operations in the United States and abroad.

Maintaining historic facility production levels while effectively managing operating and maintenance expense is important to optimize Covanta Energy’s long-term cash generation. We do not expect to make any cash contributions to Covanta Energy except in conjunction with certain acquisitions and investments permitted under Covanta Energy’s new credit facilities as described below. Covanta Energy may make limited cash distributions to us under the new credit facilities.

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of Covanta Energy’s debt facilities with new Covanta Energy debt facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility, and a $650 million term loan (collectively referred to as the “New Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, in which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.75 million aggregate principal amount of convertible debentures (the “Debentures”) issued by us, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer, of approximately $604.4 million in aggregate principal amount of outstanding notes previously issued by Covanta Energy’s intermediate subsidiaries.

We completed our public offerings of equity and debt, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the New Credit Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. Additional information, including material terms and financial statement impacts related to our recapitalization plan, is contained in Liquidity and Capital Resources below. Under the New Credit Facilities, we will have substantially greater, but not unrestricted, ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally.

Our liquidity is enhanced by the existence of net operating loss carryforwards (“NOLs”), which predominantly arose from our predecessor insurance entities (“Mission Insurance Entities”, formerly named Mission Insurance Group, Inc.), which have been in state insolvency proceedings in California and Missouri since the late 1980s. As described below, certain grantor trusts associated with these predecessor insurance entities (and the taxable income and loss they generate) continue to be included in our consolidated tax group.

Our ability to utilize the NOLs to offset taxable income generated by operations in our Waste and Energy Services segment could have a material effect on our consolidated financial condition and results of operations. We had NOLs estimated to be $410 million for federal income tax purposes as of December 31, 2006. The NOLs will expire in various amounts from December 31, 2007 through December 31, 2025, if not used. The amount of NOLs available to us will be reduced by any taxable income generated by current members of our consolidated tax group, which include the grantor trusts described above. During or at the conclusion of the administration of these grantor trusts by state insurance regulatory agencies, taxable income could result, which could utilize a portion of our NOLs and in turn could accelerate the date on which we may be otherwise obligated to pay incremental cash taxes. While we cannot predict with certainty what amounts, if any, may be includable in our taxable income as a result of the final administration of the trusts, we believe that any such taxable income will not result in a material reduction in available NOLs.

For additional detail relating to our NOLs and risks attendant thereto, see Note 21. Income Taxes of the Notes to the Consolidated Financial Statements (“Notes”) and Item 1A. Risk Factors — We cannot be certain that our NOLs will continue to be available to offset tax liability.

Our Business Segments

Given the significance of the Covanta Energy and ARC Holdings acquisitions to our results of operations and financial condition, we decided, during the third quarter of 2005, to combine the previously separate business segments of Insurance Services and Parent-Only operations into one reportable segment called Other Services. Therefore, we have two reportable business segments — Waste and Energy Services and Other Services.

Waste and Energy Services

The Waste and Energy Services segment includes our domestic and international businesses.

For all energy-from-waste projects, we receive revenue from two primary sources: fees charged for operating projects or processing waste received and payments for electricity and steam sales. We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste disposal fees or operating fees. In addition, we own and in some cases operate, other renewable energy projects in the United States which generate electricity from wood waste, landfill gas, and hydroelectric resources. The electricity from these projects is sold to utilities. For these projects, we receive revenue from electricity sales, and in some cases cash from equity distributions.

We also have ownership interests in, and/or operate, independent power production facilities in the Philippines, China, Bangladesh, India, and Costa Rica, and one energy-from-waste facility in Italy. The Costa Rica facilities generate electricity from hydroelectric resources, while the other independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel-oil. For these projects, we receive revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

Contract Structures

We have 23 energy-from-waste projects where we charge a fixed fee (which escalates over time pursuant to contractual indices we believe are appropriate to reflect price inflation) for operation and maintenance services. We refer to these projects as having a “Service Fee” structure. Our contracts at Service Fee projects provide revenue that does not materially vary based on the amount of waste processed or energy generated and as such is relatively stable for the contract term. In addition, at most of our Service Fee projects, the operating subsidiary retains only a fraction of the energy revenues generated, with the balance used to provide a credit to the municipal client against its disposal costs. Therefore, in these projects, the municipal client derives most of the benefit and risk of energy production and changing energy prices.

We also have 8 energy-from-waste projects where we receive a per-ton fee under contracts for processing waste. We refer to these projects as having a “Tip Fee” structure. At Tip Fee projects, we generally enter into long-term waste disposal contracts for a substantial portion of project disposal capacity and retain all of the energy revenue generated. The waste disposal and energy revenue from these projects is more dependent upon operating performance and, as such, is subject to greater revenue fluctuation to the extent performance levels fluctuate.

Under both structures, our returns are expected to be stable if we do not incur material unexpected operation and maintenance costs or other expenses. In addition, most of our energy-from-waste project contracts are structured so that contract counterparties generally bear, or share in, the costs associated with events or circumstances not within our control, such as uninsured force majeure events and changes in legal requirements. The stability of our domestic revenues and returns could be affected by our ability to continue to enforce these obligations. Also, at some of our energy-from-waste facilities, commodity price risk is mitigated by passing through commodity costs to contract counterparties. With respect to domestic and international independent power projects, such structural features generally do not exist because either we operate and maintain such facilities for our own account or we do so on a cost-plus basis rather than a fixed-fee basis.

At some of our domestic and international independent power projects, our operating subsidiaries purchase fuel in the open markets which exposes us to fuel price risk. At other plants, fuel costs are contractually included in our electricity revenues, or fuel is provided by our customers. In some of our international projects, the project entity (which in some cases is not our subsidiary) has entered into long-term fuel purchase contracts that protect the project from changes in fuel prices, provided counterparties to such contracts perform their commitments.

Seasonal Effects

Our quarterly operating income from domestic and international operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance.

We typically conduct scheduled maintenance periodically each year, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expenses and receive less revenue, until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period is typically more extensive than scheduled maintenance conducted during the fall. As a result, we typically incur the highest maintenance expense in the first half of the year. Given these factors, we typically experience lower operating income from our projects during the first six months of each year, and higher operating income during the second six months of each year.

Contract Duration

We operate domestic energy-from-waste projects under long-term agreements. For those projects we own, our contract to sell the project’s energy output (either electricity or steam) generally expires at or after the date when the initial term of our contract to operate or receive waste also expires. Expiration of these contracts will subject us to greater market risk in maintaining and enhancing revenues as we enter into new contracts. We intend to enter into replacement or additional contracts for waste supplies and will sell our energy output either into the regional electricity grid or pursuant to new contracts. Because project debt on these facilities will be paid off at such time, we believe we will be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. For those projects we operate but do not own, prior to the expiration of the initial term of our operating contract, we will seek to enter into renewal or replacement contracts to continue operating such projects. We will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. There can be no assurance that we will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable. For additional information regarding contract expiration dates, see Item 1. Business.

Energy-from-Waste Project Ownership

We operate many publicly-owned energy-from-waste facilities and own and operate many other facilities. In addition, as a result of acquisitions of additional projects originally owned or operated by other vendors, we operate several projects under a lease structure where a third party lessor owns the project. Regardless of ownership structure, we provide the same service to our municipal clients and customers.

Under any of these ownership structures, the municipalities typically borrow funds to pay for the facility construction by issuing bonds. In a private ownership structure, the municipal entity loans the bond proceeds to the project subsidiary, the facility is recorded as an asset, and the project debt is recorded as a liability, on our consolidated balance sheet. In a public ownership structure, the municipality would fund the construction costs without loaning the bond proceeds to us.

At all projects where a Service Fee structure exists (regardless of ownership structure), our municipal clients are generally responsible contractually for paying the project debt after construction is complete. At the 11 publicly-owned Service Fee projects we operate, the municipality pays periodic debt service directly to a trustee under an indenture. We own 12 projects where a Service Fee structure exists, and at these projects the municipal client pays debt service as a component of a monthly service fee payment to us. The debt service payment is retained by a trustee, and is not held or available to us for general use. At these projects, we record revenue on our consolidated financial statements with respect to debt service (both principal and interest) on project debt, and interest expense on project debt. For projects that are owned, all cash held by trustees is recorded as restricted funds held in trust on our consolidated balance sheet.

We own or lease 8 projects where a Tip Fee structure exists and neither debt service nor lease rent is expressly included in the fee paid to us. Accordingly, we do not record revenue reflecting principal on this project debt or on lease rent. In most cases, our operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest, or lease rent, when due.

The term of our operating contracts with municipal clients generally coincides with the term of the bonds issued to pay for the project construction. Therefore, another important difference between public and private ownership of our energy-from-waste projects is project ownership after these contracts expire. In many cases, the municipality has contractual rights (not obligations) to extend the contract. If a contract is not extended on a publicly-owned project, our role, and our revenue, with respect to that project would cease. If a contract is not extended on a project that we own, we would be free to enter into new revenue generating contracts for waste supply (with the municipality, other municipalities, or private waste haulers) and for electricity or steam sales. We would, in such cases, have no remaining project debt to repay from project revenue, and would be entitled to retain 100% of energy sales revenue.

Other Factors Affecting Performance

We have historically performed our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts at domestic projects, we generally have limited our exposure for risks not within our control. With respect to projects acquired in the ARC Holdings acquisition, we have assumed contracts where there is less contractual protection against such risks and more exposure to market influences. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.

Our ability to meet or exceed historical levels of performance at projects, and our general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or ferrous and non-ferrous metals, for projects where we sell into those markets;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by a energy-from-waste facility;

•	Our ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	Contract counterparties’ ability to fulfill their obligations, including the ability of our various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at our facilities; and

•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.

General financial performance at our international projects is affected by the following:

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through revenue adjustments, or delays in the effectiveness of revenue adjustments;

•	The amounts of electricity actually requested by purchasers of electricity, and whether or when such requests are made, our facilities are then available to deliver such electricity;

•	Our ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;

•	The financial condition and creditworthiness of purchasers of power and services provided by us;

•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which we are paid in whole or in part in the domestic currency of the host country; and

•	Political risks inherent to the international business which could affect both the ability to operate the project in conformance with existing agreements and the repatriation of dividends from the host country.

Business Development

In our domestic business development efforts, we encounter competition from other companies in pursuing opportunities in the waste disposal and energy markets. With the New Credit Facilities, we will have greater flexibility to pursue such opportunities by investing in the business, and making acquisitions.

Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. Our domestic project development has recently concentrated on working with our client communities to expand existing energy-from-waste project capacities and, as a result, we have two expansion projects under construction. We are pursuing additional project expansion opportunities, contract extension opportunities, acquisition opportunities, and opportunities in businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and landfill businesses.

As with our domestic business, the New Credit Facilities afford greater flexibility to invest in and grow our international business. We are pursuing international waste and/or energy business opportunities, particularly in markets where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste in order to reduce dependence on landfilling, such as in Italy, the United Kingdom, China or island nations where landfilling is a less desirable disposal option.

Other Services

Our Other Services segment is comprised of the holding company and insurance subsidiaries operations. Holding company operations prior to the acquisition of Covanta Energy on March 10, 2004, primarily included general and administrative expense related to officer salaries, legal and other professional fees and insurance. Subsequent to the acquisition of Covanta Energy, these expenses have been reimbursed by Covanta Energy under a corporate services agreement. The holding company operations also include income earned on its investments.

The operations of our principal insurance subsidiary, NAICC, and its subsidiaries, are primarily property and casualty insurance. Based upon the profitability of its insurance lines, NAICC has responded to expand, contract or cease issuing certain of its insurance policies. For example, effective July 2003, the decision was made to focus exclusively on the California non-standard personal automobile insurance market. In contrast, in November 2004, NAICC ended a self-imposed moratorium and commenced writing a new non-standard automobile program under a new rate and class plan. NAICC, from time to time, has also entered into a quota share reinsurance agreement based upon its view of underwriting risk, its reserves and internal cost structure, in order to reduce its potential exposure to outstanding policies.

As a result of declining net premium production, NAICC’s investment base has steadily declined, its reserve adjustments on discontinued lines have disproportionately impacted current operating ratios and it continues to lose operating leverage. As a result of positive results in the non-standard automobile program in 2005 despite soft market conditions, NAICC cancelled the reinsurance programs effective January 1, 2006 in an attempt to retain more gross premium.

RESULTS OF OPERATIONS

As discussed above, we combined the previously separate business segments of our insurance operations and our holding company operations into one reportable segment referred to as “Other Services” during the third quarter of 2005. Therefore, we currently have two reportable business segments — Waste and Energy Services and Other Services. Certain prior period amounts, such as holding company investment income, have been reclassified in the consolidated financial statements to conform to the current period presentation.

The results of operations for the years ended December 31, 2004 and 2005 are not representative of our ongoing results since we only included Covanta Energy’s and ARC Holdings’ results of operations in our consolidated results of operations from March 11, 2004 and June 25, 2005 forward, respectively. Therefore, given the significance of the Covanta Energy and ARC Holdings acquisitions to our current and future results of operations and financial condition, we believe that an understanding of our reported results, trends and ongoing performance is enhanced by presenting results on a pro forma basis for the years ended December 31, 2004 and 2005 at both the consolidated and Waste and Energy segment levels. Our consolidated and segment results of operations, as reported and where applicable, on a pro forma basis, are summarized in the tables and discussions below. However, the pro forma results are equivalent to reported results for the year ended December 31, 2006 as there are no pro forma adjustments for this period. The pro forma based presentation assumes that the acquisitions of Covanta Energy and ARC Holdings both occurred on January 1, 2004. The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period or that may result in the future. In addition, the pro forma information provided has not been adjusted to reflect any operating efficiencies that have been realized as a result of the ARC Holdings acquisition. The pro forma adjustments are described starting on page 64.

The comparability of the information provided below with respect to our revenue, expense and certain other items for periods during each of the years presented was affected materially by several factors in addition to the Covanta Energy and ARC Holdings acquisitions. These factors principally include:

•	The exclusion of revenue and expense after May 2004 relating to the operations of the Philippines Magellan Project (“MCI facility”), which commenced a reorganization proceeding under Philippine law on May 31, 2004, and is no longer included as a consolidated subsidiary after such date;

•	The reduction of revenue and expense after August 2004 relating to the Philippines Edison Bataan facility, which ceased operations due to the expiration and termination of energy contracts;

•	The emergence of the Covanta Energy’s subsidiaries owning and operating the Lake County, Florida and Warren County, New Jersey energy-from-waste facilities (the “Remaining Debtors”) from bankruptcy on December 14, 2004 and December 15, 2005, respectively, and their inclusion as consolidated subsidiaries since their respective emergence dates; and

•	The reduction of revenue and expense after May 2006 relating to the China Huantai facility, which was sold in the second quarter of 2006.

The factors noted above must be taken into account in developing meaningful comparisons between the periods compared below.

RESULTS OF OPERATIONS — Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Our consolidated results of operations are presented on both a reported and pro forma basis in the table below (in thousands of dollars, except per share amounts):

	For the Years Ended December 31,
	Reported		Pro Forma
	2006	2005	2006	2005
			(Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$1,268,536	$978,763	$1,268,536	$1,209,075
Total operating expenses	1,041,776	832,547	1,041,776	1,016,431

Operating income	226,760	146,216	226,760	192,644

OTHER INCOME (EXPENSE):
Investment income	11,770	6,129	11,770	7,354
Interest expense	(113,960)	(89,973)	(113,960)	(119,244)
Loss on extinguishment of debt	(2,342)	—	(2,342)	—
Gain on derivative instruments, ACL warrants	—	15,193	—	15,193

Total other expenses	(104,532)	(68,651)	(104,532)	(96,697)

Income before income taxes, minority interests and equity in net income from unconsolidated investments	122,228	77,565	122,228	95,947
Income tax expense	(38,465)	(34,651)	(38,465)	(43,176)
Minority interests	(6,610)	(9,197)	(6,610)	(9,253)
Equity in net income from unconsolidated investments	28,636	25,609	28,636	25,609

NET INCOME	$105,789	$59,326	$105,789	$69,127

EARNINGS PER SHARE:
Basic	$0.73	$0.49	$0.73	$0.49

Diluted	$0.72	$0.46	$0.72	$0.47

Basic and diluted earnings per share and the weighted average shares used for the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the bonus element contained in the rights offering conducted in June 2005.

The following general discussions should be read in conjunction with the above table, the consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income is provided in the reported and pro forma Waste and Energy Services segment discussion and reported Other Services segment discussion below.

Consolidated Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2006 vs. Reported Results for the Year Ended December 31, 2005

Our operating revenues increased by $289.8 million primarily from increases in waste and service revenues of $179.1 million and increases in electricity and steam sales of $111.1 million. Our operating income increased by $80.5 million resulting primarily from impacts of the businesses acquired as part of the ARC Holdings acquisition in the second quarter of 2005, combined with increased operating revenues, cost reduction initiatives in 2006 in the Waste and Energy Services segment and reduced operating expenses due to the absence of an aggregate of $17.1 million of expenses in 2005 related to the California Grantor Trust Settlement, acquisition-related charges and restructuring charges. For additional information, see Note 3. Acquisitions and Dispositions and Note 21. Income Taxes of the Notes.

Our total investment income increased by $5.6 million primarily due to higher invested cash balances. Interest expense increased by $24.0 million primarily due to Covanta Energy’s financing arrangements put into place as part of the ARC Holdings acquisition in June 2005. As a result of amendments to Covanta Energy’s financing arrangements in May 2006, a loss on extinguishment of debt of $2.3 million was recognized for the year ended December 31, 2006. For the year ended December 31, 2005, we realized a pre-tax gain on derivative instruments of $15.2 million related to an investment in American Commercial Lines LLC (“ACL”) warrants which was liquidated in October 2005 as discussed in Note 18. Financial Instruments of the Notes.

Equity in net income from unconsolidated investments increased by $3.0 million primarily due to $1.5 million related to earnings from domestic investments combined with $1.5 million related to the effects of the following factors relating to Quezon Power, Inc. in the Philippines (“Quezon”):

•	the absence during 2006 of a major scheduled turbine-generator maintenance project that occurred during 2005 that is generally scheduled twice in a seven-year cycle combined with lower project debt interest expense;

•	a $7.0 million cumulative deferred income tax benefit recorded in the second quarter of 2006 related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years, offset by a $2.1 million adjustment to this deferred tax asset as a result of strengthening of the Philippine peso versus the U.S. dollar in the last six months of 2006;

•	a $2.3 million write-off of a deferred income tax asset due to a change in the deductibility of the amortization of deferred financing costs; and

•	an increase in tax expense of approximately $4.1 million related to the conclusion of a six-year income tax holiday in May 2006.

Income tax expense increased by $3.8 million due to higher taxable income primarily from impacts of the businesses acquired as part of the ARC Holdings acquisition offset by a one-time tax benefit of $10 million recorded during 2006 associated with the adoption of the permanent reinvestment exception under Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”) as discussed in Note 21. Income Taxes of the Notes.

Net income and diluted earnings per share increased by $46.5 million and $0.26, respectively, as a result of the combined effects of the factors in this section as discussed above.

Consolidated Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2006 vs. Pro Forma Results for the Year Ended December 31, 2005

Our operating revenues increased by $59.5 million primarily from increases in waste and service revenues of $28.5 million and increases in electricity and steam sales of $31.4 million due to contract fee escalations and higher energy and ferrous and non-ferrous metal prices. Our operating income increased by $34.1 million primarily due to higher operating revenues, cost reduction initiatives in the Waste and Energy Services segment and reduced operating expenses due to the absence of $10.3 million of expenses in 2005 related to the California Grantor Trust Settlement. For additional information, see Note 21. Income Taxes of the Notes.

Our total investment income increased by $4.4 million primarily due to higher invested cash balances. Interest expense decreased by $5.3 million primarily due lower outstanding debt balances and lower interest rates relating to amendments to Covanta Energy’s financing arrangements in May 2006. As a result of these 2006 amendments, a loss on extinguishment of debt of $2.3 million was recognized for the year ended December 31, 2006. For the year ended December 31, 2005, we realized a pre-tax gain on derivative instruments of $15.2 million related to an investment in ACL warrants which was liquidated in October 2005 as discussed in Note 18. Financial Instruments of the Notes.

Equity in net income from unconsolidated investments increased by $3.0 million primarily due to $1.5 million related to earnings from domestic investments combined with $1.5 million related to the effects of the following factors relating to the Quezon facility:

•	the absence during 2006 of a major scheduled turbine-generator maintenance project that occurred during 2005 that is generally scheduled twice in a seven-year cycle combined with lower project debt interest expense;

•	a $7.0 million cumulative deferred income tax benefit recorded in the second quarter of 2006 related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years, offset by a $2.1 million adjustment to this deferred tax asset as a result of strengthening of the Philippine peso versus the U.S. dollar in the last six months of 2006;

•	a $2.3 million write-off of a deferred income tax asset due to a change in the deductibility of the amortization of deferred financing costs; and

•	an increase in tax expense of approximately $4.1 million related to the conclusion of a six-year income tax holiday in May 2006.

Income tax expense decreased by $4.7 million primarily due to a one-time tax benefit of $10 million recorded during the three months ended June 30, 2006 associated with the adoption of the permanent reinvestment exception under APB 23. For additional detail, see Note 21. Income Taxes of the Notes.

Net income and diluted earnings per share increased by $36.7 million and $0.25, respectively, as a result of the combined effects of the factors in this section as discussed above.

Waste and Energy Services Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2006 vs. Pro Forma Results for the Year Ended December 31, 2005

Waste and Energy Services results of operations are presented on both a reported and pro forma basis in the table below (in thousands of dollars):

	For the Years Ended December 31,
	Reported		Pro Forma
	2006	2005	2006	2005
			(Unaudited)

Waste and service revenues	$817,633	$638,503	$817,633	$789,155
Electricity and steam sales	433,834	322,770	433,834	402,430
Other operating revenues	3,328	2,693	3,328	2,693

Total operating revenues	1,254,795	963,966	1,254,795	1,194,278

Plant operating expenses	712,156	559,638	712,156	666,391
Depreciation and amortization expense	193,114	124,814	193,114	183,341
Net interest expense on project debt	60,210	52,431	60,210	67,497
Other operating income	(7,840)	(887)	(7,840)	(368)
General and administrative expenses	70,833	64,216	70,833	73,950
California Grantor Trust Settlement	—	10,342	—	10,342
Restructuring charges	—	2,765	—	—
Acquisition-related charges	—	3,950	—	—

Total operating expenses	1,028,473	817,269	1,028,473	1,001,153

Operating income	$226,322	$146,697	$226,322	$193,125

The following Waste and Energy Services segment discussion is presented on a pro forma basis for the year ended December 31, 2005. The results of operations for the year ended December 31, 2005 are not representative of our ongoing results since ARC Holdings’ results of operations were included in Covanta Energy’s consolidated results of operations from June 25, 2005 forward. Therefore, given the significance of the ARC Holdings acquisition to our current and future results of operations and financial condition, we believe that an understanding of our reported results, trends and ongoing performance is enhanced by discussing results on a pro forma basis at the Waste and Energy Services segment level for the year ended December 31, 2005. The following general discussion should be read in conjunction with the above table, the consolidated financial statements and the Notes. Additional detail on comparable revenues, costs and expenses, and operating income, within the Waste and Energy Services segment is provided in the pro forma domestic and international business discussion below.

Operating income increased by $33.2 million primarily due to the effects of:

•	increases in operating revenues of $60.5 million primarily due to contract fee escalations and higher energy prices in 2006 in the domestic business, and

•	increases in operating expenses of $27.3 million primarily due to higher plant operating expenses, partially offset by lower general and administrative expenses resulting from cost reduction initiatives, higher other operating income due to final distributions and settlements of disputed matters relating to Covanta Energy’s reorganization, and insurance recoveries and the absence of $10.3 million of allocated expenses in 2005 relating to the California Grantor Trust Settlement.

Waste and Energy Domestic Business Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2006 vs. Pro Forma Results for the Year Ended December 31, 2005

The domestic business results of operations are presented on both a reported and pro forma basis in the table below (in thousands of dollars):

	For the Years Ended December 31,
	Reported		Pro Forma
	2006	2005	2006	2005
			(Unaudited)

Waste and service revenues	$813,260	$634,268	$813,260	$784,920
Electricity and steam sales	301,339	194,057	301,339	273,717
Other operating revenues	3,328	2,693	3,328	2,693

Total operating revenues	1,117,927	831,018	1,117,927	1,061,330

Plant operating expenses	612,202	471,641	612,202	578,394
Depreciation and amortization expense	184,921	116,083	184,921	174,610
Net interest expense on project debt	53,270	44,762	53,270	59,828
Other operating income	(5,388)	(3,651)	(5,388)	(3,132)
General and administrative expenses	66,439	59,249	66,439	68,983
California Grantor Trust Settlement	—	10,342	—	10,342
Acquisition-related charges	—	3,950	—	—

Total operating expenses	911,444	702,376	911,444	889,025

Operating income	$206,483	$128,642	$206,483	$172,305

Total domestic revenues increased by $56.6 million primarily due to contract fee escalations and higher energy and ferrous and non-ferrous metal prices as described below.

Waste and service revenues increased by $28.3 million or 3.6% resulting from the impacts of the following factors:

•	Revenue from energy-from-waste projects structured with Service Fee arrangements increased by $9.1 million. Such revenues increased by $13.5 million primarily due to contractual escalations and higher additional waste service fees offset by a reduction of $4.4 million related to lower revenues earned explicitly to service debt;

•	Revenue from energy-from-waste projects structured with Tip Fee arrangements increased by $13.4 million. Such revenues increased by $5.2 million primarily driven by higher volumes of waste handled and favorable pricing and $8.2 million primarily due to the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in our consolidated results of operations; and

•	Other waste and service fee revenues increased by $5.8 million primarily due to higher pricing for ferrous and non-ferrous metal.

Electricity and steam revenue increased by $27.6 million or 10.1%, comprised of an increase of $18.3 million due to higher energy rates and increased production, and an increase of $5.2 million due to the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in our consolidated results of operations. Also contributing to the favorable variance was a $4.8 million gain relating to the settlement of a dispute regarding the 2005 power rate at one of our facilities. These gains were partially offset by $0.7 million due to the termination of activities at two landfill gas facilities.

Plant operating expenses increased by $33.8 million primarily due to the scope of scheduled plant maintenance, normal cost escalations such as wages, and the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in our consolidated results of operations, partially offset by cost reduction initiatives.

Depreciation and amortization expense increased by $10.3 million primarily due to additions to property, plant and equipment and the emergence of a subsidiary from bankruptcy in December 2005, and its subsequent inclusion in our consolidated results of operations.

Net interest expense on project debt decreased by $6.6 million primarily as a result of lower project debt balances.

Other operating income increased by $2.3 million primarily due to final distributions and settlements of disputed matters relating to Covanta Energy’s reorganization, and insurance recoveries.

General and administrative expenses decreased by $2.5 million primarily due synergies from the ARC Holdings acquisition partially offset by wage escalations and increased development spending.

During the fourth quarter of 2005, we incurred $10.3 million of allocated expenses relating to the California Grantor Trust Settlement. For additional information, see Note 21. Income Taxes of the Notes.

Waste and Energy International Business Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2006 vs. Pro Forma Results for the Year Ended December 31, 2005

The international business results of operations are presented on both a reported and pro forma basis in the table below (in thousands of dollars):

	For the Years Ended December 31,
	Reported		Pro Forma
	2006	2005	2006	2005
			(Unaudited)

Waste and service revenues	$4,373	$4,235	$4,373	$4,235
Electricity and steam sales	132,495	128,713	132,495	128,713

Total revenues	136,868	132,948	136,868	132,948

Plant operating expenses	99,954	87,997	99,954	87,997
Depreciation and amortization expense	8,193	8,731	8,193	8,731
Net interest expense on project debt	6,940	7,669	6,940	7,669
Other operating (income) expenses	(2,452)	2,764	(2,452)	2,764
General and administrative expenses	4,394	4,967	4,394	4,967
Restructuring charges	—	2,765	—	—

Total operating expenses	117,029	114,893	117,029	112,128

Operating income	$19,839	$18,055	$19,839	$20,820

Total revenues for the international business increased by $3.9 million primarily due to the effects of the following factors:

•	a $16.6 million increase in revenues under energy contracts at both Indian facilities resulting from higher fuel costs passed through to the off-taker;

•	a $1.1 million decrease in the debt service component of revenue as a result of the repayment of project debt;

•	a $1.4 million provision related to a dispute with the off-taker;

•	a $9 million decrease in revenues from the Huantai facility in China due primarily to the sale of the facility during the second quarter of 2006; and

•	a $1.3 million decrease in revenues due to lower net sales at our other two facilities in China.

Plant operating expenses increased by $12.0 million primarily due to the effects of the following factors:

•	an $18.9 million increase due to higher fuel costs at both Indian facilities;

•	a $1.1 million increase in bad debt expense for prior period amounts related to interest on the working capital provision;

•	a $7.4 million decrease in expenses at the Huantai facility in China due primarily to the sale of the facility during the second quarter of 2006; and

•	a $0.7 million decrease in net operating costs at our other two facilities in China.

Depreciation and amortization expense decreased by $0.5 million primarily due to the sale of the Huantai facility in China during the second quarter of 2006.

Net interest expense on project debt decreased by $0.7 million primarily due to the scheduled quarterly payment of project debt at both Indian facilities, partially offset by an increase in the amortization of deferred financing costs at both projects.

Other operating income increased by $5.2 million primarily due to the effects of the following factors:

•	a $1.7 million write-off of the remaining assets of the Bataan facility in the Philippines during the year ended December 31, 2005;

•	a $1.2 million gain on the sale of the Huantai facility in China during the second quarter of 2006; and

•	a $0.4 million gain on the sale of inventory at the Bataan facility in the Philippines during the second quarter of 2006.

General and administrative expenses decreased by $0.6 million primarily due to lower personnel costs.

Other Services Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2006 vs. Reported Results for the Year Ended December 31, 2005

Other Services reported results of operations are presented in the table below (in thousands of dollars):

	For the Years Ended
	December 31,
	2006	2005

OPERATING REVENUES:
Net earned premiums	$11,888	$12,685
Net investment income	1,635	1,999
Net realized investment gains (losses)	218	(71)
Other income	—	184

Total other operating revenues	13,741	14,797

Other operating expenses	10,434	11,902
Depreciation and amortization expense	103	111
General and administrative expenses	2,766	3,265

Total operating expenses	13,303	15,278

Operating income (loss)	$438	$(481)

Net earned premiums decreased by $0.8 million primarily due to the change in net written premiums which were significantly impacted by softer insurance market conditions. Net investment income decreased by $0.4 million primarily due to a decrease in the fixed income portfolio base. Other operating expenses consist of net loss and loss adjustment expenses (“LAE”) and policy acquisition costs and decreased by $1.5 million, as described below. General and administrative expenses decreased by $0.5 million due primarily to reductions in administrative personnel in the insurance business.

Generally, quota share reinsurance agreements exclude expected costs of in-house claims handling cost often referred as unallocated LAE or ULAE, and in return, provide ceding commissions in excess of the direct acquisition costs. Consequently with the cancellation of the quota share reinsurance program on the private passenger automobile program in the beginning of 2006, the loss and LAE and the policy acquisition cost ratios were inversely impacted. The loss and LAE ratios were 66.3% and 78.3% and the policy acquisition cost ratios were 21.5% and 15.5% for the years ended December 31, 2006 and 2005, respectively. The loss and LAE ratio for the year ended December 31, 2006 improved largely resulting from lower loss reserve developments of approximately 2.5% in 2006 versus 14.0% in 2005. The policy acquisition cost ratio was adversely impacted by the cancellation of the reinsurance agreements which eliminated both provisional and profit ceding commissions.

RESULTS OF OPERATIONS — Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Our consolidated results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars, except per share amounts):

	For the Years Ended December 31,
	Reported		Pro Forma
	2005	2004	2005	2004
			(Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS
Total operating revenues	$978,763	$576,196	$1,209,075	$1,204,481
Total operating expenses	832,547	499,326	1,016,431	1,010,268

Operating income	146,216	76,870	192,644	194,213

OTHER INCOME (EXPENSE)
Investment income	6,129	2,343	7,354	4,867
Interest expense	(89,973)	(43,739)	(119,244)	(120,295)
Gain on derivative instruments, ACL warrants	15,193	—	15,193	—

Total other expenses	(68,651)	(41,396)	(96,697)	(115,428)

Income before income taxes, minority interests and equity in net income from unconsolidated investments	77,565	35,474	95,947	78,785
Income tax expense	(34,651)	(11,535)	(43,176)	(36,240)
Minority interests	(9,197)	(6,869)	(9,253)	(9,674)
Equity in net income from unconsolidated investments	25,609	17,024	25,609	21,918

NET INCOME	$59,326	$34,094	$69,127	$54,789

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.49	$0.39	$0.49	$0.39

Diluted	$0.46	$0.37	$0.47	$0.38

Basic and diluted earnings per share and the weighted average shares used in the calculation of basic and diluted earnings per share have been adjusted retroactively to reflect the bonus element contained in the rights offerings conducted in May 2004 and June 2005.

The following general discussions should be read in conjunction with the above table, the consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income is provided in the reported and pro forma Waste and Energy Services segment discussion and reported Other Services segment discussion below.

Consolidated Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2005 vs. Reported Results for the Year Ended December 31, 2004

Our operating revenues increased by $402.6 million primarily from increases in waste and service revenues of $265.8 million and increases in electricity and steam sales of $141.7 million. Operating income for the Waste and Energy Services segment increased by $66.5 million primarily from the impacts of the businesses acquired as part of the Covanta Energy and ARC Holdings acquisitions. Operating expenses include $10.3 million of allocated expenses related to the California Grantor Trust Settlement. For additional information, see Note 21. Income Taxes of the Notes. The year ended December 31, 2005 includes the write-off of deferred financing charges of $7.0 million on Covanta Energy’s prior domestic and international debt, as well as $6.7 million of restructuring and acquisition-related charges. Operating loss for the Other Services segment decreased by $2.8 million primarily due to reduced general and administrative expenses.

Total investment income increased by $3.8 million primarily due to higher invested cash balances. Interest expense increased by $46.2 million primarily due to the financing arrangements put into place as part of the ARC

Holdings acquisition in June 2005 and the write-off of deferred financing costs related to the debt incurred with the acquisition of Covanta Energy in 2004, which debt was refinanced in connection with the June 2005 financing arrangements. Equity in net income from unconsolidated investments increased by $8.6 million primarily due to the acquisition of Covanta Energy, revenue adjustments which occurred in 2004, in addition to lower operating costs in 2005 at a project in the Philippines and lower project debt interest expense at projects in the Philippines and Bangladesh in 2005 as a result of project debt payments. As discussed in Note 18. Financial Instruments of the Notes, we recorded a pre-tax gain on derivative instruments of $15.2 million for the year ended December 31, 2005 related to an investment in ACL warrants.

Income tax expense increased by $23.1 million due to higher taxable income primarily from impacts of the businesses acquired as part of the Covanta Energy and ARC Holdings acquisitions.

Net income and diluted earnings per share increased by $25.2 million and $0.09, respectively, as a result of the combined effects of the factors in this section as discussed above.

Consolidated Results of Operations — Comparison of Pro Forma Results for the Year Ended December 31, 2005 vs. Pro Forma Results for the Year Ended December 31, 2004

Our operating revenues increased by $4.6 million primarily from increases in waste and service revenues of $5.9 million. Operating income for the Waste and Energy Services segment decreased by $4.4 million primarily due to higher operating revenues offset by $10.3 million of allocated expenses related to the California Grantor Trust Settlement. For additional information, see Note 21. Income Taxes of the Notes. Operating loss for the Other Services segment decreased by $2.8 million primarily due to reduced general and administrative expenses.

Total investment income increased by $2.5 million primarily due to higher invested cash balances. Interest expense decreased $1.1 million. Equity in net income from unconsolidated investments increased by $3.7 million primarily due to revenue adjustments which occurred in 2004 in addition to lower operating costs in 2005 at a project in the Philippines and lower project debt interest expense at projects in the Philippines and Bangladesh in 2005 as a result of project debt payments. As discussed in Note 18. Financial Instruments of the Notes, we recorded a pre-tax gain on derivative instruments of $15.2 million for the year ended December 31, 2005 related to an investment in ACL warrants.

Income tax expense increased by $6.9 million due to higher taxable income.

Net income and diluted earnings per share increased by $14.3 million and $0.09, respectively, as a result of the combined effects of the factors in this section as discussed above.

Waste and Energy Services Results of Operations — Comparison of Pro Forma Results for the Year Ended December 31, 2005 vs. Pro Forma Results for the Year Ended December 31, 2004

Waste and Energy Services results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars):

	For the Years Ended December 31,
	Reported		Pro Forma
	2005	2004	2005	2004
			(Unaudited)

Waste and service revenues	$638,503	$372,748	$789,155	$783,252
Electricity and steam sales	322,770	181,074	402,430	398,797
Other operating revenues	2,693	1,506	2,693	1,564

Total operating revenues	963,966	555,328	1,194,278	1,183,613

Plant operating expenses	559,638	349,502	666,391	658,254
Depreciation and amortization expense	124,814	53,131	183,341	183,598
Net interest expense on project debt	52,431	32,586	67,497	76,465
Other operating income	(887)	(721)	(368)	(732)
General and administrative expenses	64,216	40,632	73,950	68,487
California Grantor Trust Settlement	10,342	—	10,342	—
Restructuring charges	2,765	—	—	—
Acquisition-related charges	3,950	—	—	—

Total operating expenses	817,269	475,130	1,001,153	986,072

Operating income	$146,697	$80,198	$193,125	$197,541

The following Waste and Energy Services segment discussion is presented on a pro forma basis only. We believe that due to the significance of the Covanta Energy and ARC Holdings acquisitions to our current and future results of operations and financial condition that an understanding of our reported results, trends and ongoing performance is enhanced by a discussion of the Waste and Energy Services Segment on a pro forma basis. The following general discussions should be read in conjunction with the above table, the consolidated financial statements and the Notes thereto. Additional detail on comparable revenues, costs and expenses, and operating income, within the Waste and Energy Services segment is provided in the pro forma domestic and international business discussions below.

Operating income remained relatively unchanged primarily due increased revenues offset by allocated expenses related to the California Grantor Trust Settlement. Revenues increased $10.7 million primarily from increases in waste and service revenues. Total operating expenses increased by $15.1 million as a result of higher plant operating expenses and lower project debt interest expense in both the domestic and international operations offset by an increase in domestic general and administrative expenses and the California Grantor Trust Settlement.

Waste and Energy Domestic Business Results of Operations — Comparison of Pro Forma Results for the Year Ended December 31, 2005 vs. Pro Forma Results for the Year Ended December 31, 2004

The domestic business results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars):

	For the Years Ended December 31,
	Reported		Pro Forma
	2005	2004	2005	2004
			(Unaudited)

Waste and service revenues	$634,268	$369,583	$784,920	$778,917
Electricity and steam sales	194,057	81,894	273,717	265,252
Other operating revenues	2,693	1,506	2,693	1,564

Total operating revenues	831,018	452,983	1,061,330	1,045,733

Plant operating expenses	471,641	281,342	578,394	564,858
Depreciation and amortization expense	116,083	46,537	174,610	174,528
Net interest expense on project debt	44,762	23,786	59,828	64,575
Other operating (income) expenses	(3,651)	618	(3,132)	314
General and administrative expenses	59,249	35,699	68,983	63,135
California Grantor Trust Settlement	10,342	—	10,342	—
Acquisition-related charges	3,950	—	—	—

Total operating expenses	702,376	387,982	889,025	867,410

Operating income	$128,642	$65,001	$172,305	$178,323

Total domestic revenue increased by $15.6 million primarily due to contract fee service escalation and higher energy prices as further described below.

Waste and service revenues increased by $6.0 million as primarily due to:

•	Revenue from energy-from-waste projects structured with Service Fee agreements increased by $7.4 million;

•	Revenues increased $4.1 million primarily due to contractual escalations of $10.6 million offset by a reduction of $3.9 million related to lower revenues earned explicitly to service debt and a reduction of $2.6 million in additional waste service fees; and

•	Revenues increased by $3.3 million due to one-time events including the impact of the emergence of a subsidiary from bankruptcy which was partially offset by the termination or sale of certain non-core operations primarily in the fourth quarter of 2004 and a reduction of service fees at one facility due to a contract amendment in exchange for reduced letter of credit obligations;

•	Revenue from energy-from-waste projects structured with Tip Fee agreements increased by $1.6 million. Revenues for waste handled increased $4.5 million primarily driven by waste pricing offset by a reduction of $2.9 million related to intermittent low margin brokered waste; and

•	Other waste and service fee revenues decreased by $3.0 million primarily due to lower selling price for recovered ferrous and non-ferrous metal.

Electricity and steam sales increased $8.5 million. Revenues increased $9.9 million primarily driven by higher energy rates partially offset by a biogas project that was shut down in the fourth quarter of 2004.

Plant operating expenses increased by $13.5 million primarily due to the normal escalation of costs such as wages and benefits, as well as additional scheduled maintenance and a subsidiary emerging from bankruptcy partially offset by a reduction in disposal costs related to brokered waste and the impact of the termination or sale of certain of our non-core operations.

Depreciation and amortization expense for the year ended December 31, 2005 was comparable to the year ended December 31, 2004.

Net interest expense on project debt decreased $4.7 million primarily as a result of lower project debt balances.

Other operating income increased by $3.4 million primarily due to a gain at a facility related to a debt refinancing in April 2005 and due to third quarter insurance recoveries.

General and administrative expenses increased $5.8 million primarily due to wage escalations, additional professional and consulting fees and an increase in non-cash stock compensation expense resulting from additional grants in 2005.

During the fourth quarter of 2005, we incurred $10.3 million of allocated expenses relating to the California Grantor Trust Settlement. For additional information, see Note 21. Income Taxes of the Notes.

Waste and Energy International Business Results of Operations — Comparison of Pro Forma Results for the Year Ended December 31, 2005 vs. Pro Forma Results for the Year Ended December 31, 2004

The international business results of operations on both a reported and pro forma basis are presented in the table below (in thousands of dollars):

	For the Years Ended December 31,
	Reported		Pro Forma
	2005	2004	2005	2004
			(Unaudited)

Waste and service revenues	$4,235	$3,165	$4,235	$4,335
Electricity and steam sales	128,713	99,180	128,713	133,545

Total revenues	132,948	102,345	132,948	137,880

Plant operating expenses	87,997	68,160	87,997	93,396
Depreciation and amortization expense	8,731	6,594	8,731	9,070
Net interest expense on project debt	7,669	8,800	7,669	11,890
Other operating expenses (income)	2,764	(1,339)	2,764	(1,046)
General and administrative expenses	4,967	4,933	4,967	5,352
Restructuring charges	2,765	—	—	—

Total operating expenses	114,893	87,148	112,128	118,662

Operating income	$18,055	$15,197	$20,820	$19,218

Total revenues for the international business for 2005 decreased $4.9 million primarily due to elimination of revenue from marginal businesses in 2004, offset by an increase in revenues due to higher fuel prices as described below. This decrease was primarily due to a $7.5 million decrease from the 2004 expiration of an energy contract in the Philippines, a $4.1 million decrease from the deconsolidation of the MCI facility in May 2004, as well as a $2.4 million decrease due to lower demand at the Huantai facility in China. These decreases were partially offset by an $8.1 million increase primarily due to an increase in revenues under energy contracts at both Indian facilities in 2005 resulting from higher fuel costs passed through to the off-taker; as well as a $0.8 million increase in steam revenues from the Yanjiang facility in China.

Plant operating expenses were lower by $5.4 million primarily as a result of a $4.9 million decrease in costs from the expiration of an energy contract in the Philippines, a $4.6 million reduction in costs due to the deconsolidation of the MCI facility in the Philippines in May 2004, as well as a $2.3 million decrease due to lower generation at the Huantai facility in China. These decreases were partially offset by a $6.1 million increase in plant operating costs due primarily to higher fuel prices at two facilities in India.

Depreciation and amortization expense for the year ended December 31, 2005 was comparable to the year ended December 31, 2004.

Net interest expense on project debt decreased $4.2 million primarily due to lower expenses at two Indian facilities resulting from the October 2004 refinancing and scheduled quarterly pay down of project debt, as well as the deconsolidation of the MCI facility in May 2004.

Other operating expenses increased by $3.8 million primarily due to the $1.7 million write-off of the remaining assets at the Edison Bataan facility in the Philippines, and a 2005 foreign currency exchange loss of $1.0 million, compared to a $0.2 million gain recorded in 2004 on a euro-denominated note receivable from the Trezzo project in Italy and U.S. dollar-denominated debt in India.

Other Services Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2005 vs. Reported Results for the Year Ended December 31, 2004

Other Services reported results of operations are presented in the table below (in thousands of dollars):

	For the Years Ended
	December 31,
	2005	2004

OPERATING REVENUES:
Net earned premiums	$12,685	$17,998
Net investment income	1,999	2,405
Net realized investment (losses) gains	(71)	201
Other income	184	264

Total other operating revenues	14,797	20,868

Other operating expenses	11,902	17,281
Depreciation and amortization expense	111	151
General and administrative expenses	3,265	6,764

Total operating expenses	15,278	24,196

Operating loss	$(481)	$(3,328)

Net written premiums decreased by $2.7 million primarily due to the insurance business entering into quota share arrangements as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Other Services section above.

Net earned premiums decreased by $5.3 million. The change in net earned premiums was directly related to the change in net written premiums and the run-off of the commercial automobile program.

Other operating expenses decreased by $5.4 million. Other operating expenses consist of net loss and LAE, and policy acquisition costs as described below.

Net loss and LAE decreased by $2.9 million. The loss and LAE ratio worsened due to the underwriting performance of the new program which was not as profitable as the renewal book. The resulting loss and LAE ratios were 78.3% and 71.5% for the years ended December 31, 2005 and 2004, respectively. For both 2005 and 2004, adverse reserve development accounted for approximately 14.0% of the net loss and LAE ratio.

Policy acquisition costs decreased by $2.5 million. As a percentage of net earned premiums, policy acquisition costs were 15.5% and 24.6% for the years ended December 31, 2005 and 2004, respectively. Policy acquisition costs decreased due to reduced profit commissions incurred related to non-standard personal automobile and from ceding commissions earned under reinsurance agreements during 2005.

General and administrative expenses decreased by $3.5 million primarily due to reductions in administrative personnel and rent in the insurance business. Decreases in holding company expenses were primarily the result of the corporate services agreement, entered into between us and Covanta Energy on March 10, 2004, pursuant to which we provided to Covanta Energy, at Covanta Energy’s expense, certain administrative and professional services.

Pro Forma Reconciliations

The following tables provide reconciliations from the as reported results to the pro forma results presented above for the consolidated and Waste and Energy Services segment where applicable (in thousands of dollars, except per share amounts). Notes to the pro forma reconciliations begin directly after the tables.

CONSOLIDATED PRO FORMA RECONCILIATIONS

	Year Ended December 31, 2005				Year Ended December 31, 2004
		Acquisition	Pro forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
				(Unaudited)

Operating revenues
Waste and service revenues	$638,503	$148,792	$1,860	$789,155	$372,748	$411,263	$(759)	$783,252
Electricity and steam sales	322,770	79,660	—	402,430	181,074	218,258	(535)	398,797
Other operating revenues	17,490	—	—	17,490	22,374	58	—	22,432

Total operating revenues	978,763	228,452	1,860	1,209,075	576,196	629,579	(1,294)	1,204,481

Operating expenses
Plant operating expenses	559,638	103,617	3,136	666,391	349,502	306,025	2,727	658,254
Depreciation and amortization expense	124,925	57,032	1,495	183,452	53,282	133,973	(3,506)	183,749
Net interest expense on project debt	52,431	13,964	1,102	67,497	32,586	41,786	2,093	76,465
Other operating expenses (income)	11,015	519	—	11,534	16,560	(127)	116	16,549
General and administrative expenses	67,481	52,133	(42,399)	77,215	47,396	34,210	(6,355)	75,251
California Grantor Trust Settlement	10,342	—	—	10,342	—	—	—	—
Restructuring charges	2,765	—	(2,765)	—	—	—	—	—
Acquisition-related charges	3,950	—	(3,950)	—	—	—	—	—
Reorganization items	—	—	—	—	—	(58,282)	58,282	—
Fresh start adjustments	—	—	—	—	—	(399,063)	399,063	—
Gain on extinguishment of debt	—	—	—	—	—	510,680	(510,680)	—

Total operating expenses	832,547	227,265	(43,381)	1,016,431	499,326	569,202	(58,260)	1,010,268

Operating Income	146,216	1,187	45,241	192,644	76,870	60,377	56,966	194,213

Other Income (expenses)
Investment income	6,129	1,225	—	7,354	2,343	2,524	—	4,867
Interest expense	(89,973)	(26,368)	(2,903)	(119,244)	(43,739)	(66,208)	(10,348)	(120,295)
Gain on derivative instruments, ACL warrants	15,193	—	—	15,193	—	—	—	—

Total other expenses	(68,651)	(25,143)	(2,903)	(96,697)	(41,396)	(63,684)	(10,348)	(115,428)

Income before income tax (expense) benefit, minority interest and equity in net income from unconsolidated investments	77,565	(23,956)	42,338	95,947	35,474	(3,307)	46,618	78,785
Income tax (expense) benefit	(34,651)	6,033	(14,558)	(43,176)	(11,535)	(48,058)	23,353	(36,240)
Minority interest	(9,197)	(56)	—	(9,253)	(6,869)	(3,422)	617	(9,674)
Equity in net income of unconsolidated investments	25,609	—	—	25,609	17,024	3,924	970	21,918

Net income (loss)	$59,326	$(17,979)	$27,780	$69,127	$34,094	$(50,863)	$71,558	$54,789

Earnings Per Share:
Basic	$0.49			$0.49	$0.39			$0.39

Diluted	$0.46			$0.47	$0.37			$0.38

WASTE AND ENERGY SERVICES PRO FORMA RECONCILIATIONS

Domestic

	Year Ended December 31, 2005				Year Ended December 31, 2004
		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
				(Unaudited)

Operating revenues
Waste and service revenues	$634,268	$148,792	$1,860	$784,920	$369,583	$410,093	$(759)	$778,917
Electricity and steam sales	194,057	79,660	—	273,717	81,894	183,893	(535)	265,252
Other operating revenues	2,693	—	—	2,693	1,506	58	—	1,564

Total operating revenues	831,018	228,452	1,860	1,061,330	452,983	594,044	(1,294)	1,045,733

Operating expenses
Plant operating expenses	471,641	103,617	3,136	578,394	281,342	280,789	2,727	564,858
Depreciation and amortization expense	116,083	57,032	1,495	174,610	46,537	130,606	(2,615)	174,528
Net interest expense on project debt	44,762	13,964	1,102	59,828	23,786	38,696	2,093	64,575
Other operating (income) expenses	(3,651)	519	—	(3,132)	618	(420)	116	314
General and administrative expenses	59,249	52,133	(42,399)	68,983	35,699	33,791	(6,355)	63,135
California Grantor Trust Settlement	10,342	—	—	10,342	—	—	—	—
Acquisition-related charges	3,950	—	(3,950)	—	—	—	—	—
Reorganization items	—	—	—	—	—	(58,282)	58,282	—
Fresh start adjustments	—	—	—	—	—	(282,924)	282,924	—
Gain on extinguishment of debt	—	—	—	—	—	510,680	(510,680)	—

Total operating expenses	702,376	227,265	(40,616)	889,025	387,982	652,936	(173,508)	867,410

Operating income	$128,642	$1,187	$42,476	$172,305	$65,001	$(58,892)	$172,214	$178,323

International

	Year Ended December 31, 2005				Year Ended December 31, 2004
		Acquisition	Pro Forma			Acquisition	Pro forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
				(Unaudited)

Operating revenues
Waste and service revenues	$4,235	$—	$—	$4,235	$3,165	$1,170	$—	$4,335
Electricity and steam sales	128,713	—	—	128,713	99,180	34,365	—	133,545
Other operating revenues	—	—	—	—	—	—	—	—

Total operating revenues	132,948	—	—	132,948	102,345	35,535	—	137,880

Operating expenses
Plant operating expenses	87,997	—	—	87,997	68,160	25,236	—	93,396
Depreciation and amortization expense	8,731	—	—	8,731	6,594	3,367	(891)	9,070
Net interest expense on project debt	7,669	—	—	7,669	8,800	3,090	—	11,890
Other operating expenses (income)	2,764	—	—	2,764	(1,339)	293	—	(1,046)
General and administrative expenses	4,967	—	—	4,967	4,933	419	—	5,352
Restructuring charges	2,765	—	(2,765)	—	—	—	—	—
Fresh start adjustments	—	—	—	—	—	(116,139)	116,139	—

Total operating expenses	114,893	—	(2,765)	112,128	87,148	(83,734)	115,248	118,662

Operating income	$18,055	$—	$2,765	$20,820	$15,197	$119,269	$(115,248)	$19,218

Notes To Pro Forma Reconciliations

Pro Forma Assumptions

The unaudited pro forma combined consolidated financial statements reflect the following assumptions:

Covanta Energy Transactions:

•	We acquired Covanta Energy on January 1, 2004, on the same terms described in “Acquisitions — Covanta Energy” in Note 3. Acquisitions and Dispositions of the Notes.

•	The debt structure of Covanta Energy and CPIH that was in place upon Covanta Energy’s emergence from bankruptcy on March 10, 2004, was assumed to be refinanced, prior to the amendment to the credit facilities on May 26, 2006, in connection with the acquisition of ARC Holdings as of January 1, 2004 as more fully described in Note 3. Acquisitions and Dispositions of the Notes.

ARC Holdings’ Transactions:

•	We, through Covanta Energy, acquired 100% of the issued and outstanding shares of ARC Holdings’ capital stock on January 1, 2004 on the same terms described in “Acquisitions — ARC Holdings” in Note 3. Acquisitions and Dispositions of the Notes.

•	On April 30, 2004, as a result of series of transactions that ARC Holdings’ then owners entered into, ARC Holdings gained effective control of Covanta Ref-Fuel LLC (the “Ownership Change”), and began consolidating its balance sheet and results of operations thereafter. It is assumed that these transactions occurred as of January 1, 2004.

Acquisition Activity:

•	Represents Covanta Energy’s results of operations prior to March 11, 2004 for the pro forma year ended December 31, 2004.

•	Represents ARC Holdings’ results of operations prior to June 25, 2005 for the pro forma years ended December 31, 2005 and 2004 including the period January 1, to April 30, 2004 as a result of the Ownership Change.

Pro Forma Adjustments

The following are a summary of the pro forma adjustments made:

•	To exclude the operating results of the Waste and Energy Services domestic business comprising the Remaining Debtors for the period January 1 through March 10, 2004 (“predecessor period”).

•	Waste and service revenues: To record additional revenues prior to June 25, 2005, as a result of conforming debt service revenue recognition at ARC Holdings subsidiaries to Covanta Energy’s debt service revenue recognition policy, which policy has been implemented by ARC Holdings since its acquisition.

•	Plant operating expenses: To record as rent expense the net impact of the change in the fair value of a lease owned by an operating subsidiary of ARC Holdings as of January 1, 2004.

•	Depreciation and amortization expense: To reverse historical depreciation and amortization expense and to record pro forma depreciation and amortization expense based on fair values assigned to Covanta Energy’s and ARC Holdings’ property, plant and equipment and amortizable intangible assets prior to their respective acquisition dates of March 10, 2004 and June 24, 2005.

•	Net interest expense on project debt: To reverse Covanta Energy’s project debt prior bond issue cost amortization and to reverse ARC Holdings’ project debt prior bond issuance cost amortization and to record the impact of fair value adjustments to Covanta Energy’s and ARC Holdings’ project debt prior to their respective acquisition dates.

•	General and administrative expenses: To reverse ARC Holdings’ executive compensation of approximately $30 million and related expenses of approximately $12 million in the periods prior to the acquisition date.

•	Restructuring charges: To reverse severance and incentive payments to CPIH executives as a result of overhead reductions made possible by the elimination of CPIH’s separate capital structure and debt repayments in connection with the refinancing of Covanta Energy’s and CPIH’s debt.

•	Acquisition-related charges: To reverse employee bonuses and integration expenses as a result of the acquisition of ARC Holdings.

•	Reorganization items, fresh-start adjustments and gain on cancellation of pre-petition debt: To reverse the historical items resulting from Covanta Energy’s bankruptcy proceedings. Since the pro forma results of operations has been prepared on the basis that Covanta Energy’s emergence from bankruptcy and the business combination with us both occurred on January 1, 2004, these items have been removed, as these transactions to effect Covanta Energy’s reorganization would have been completed and these items would have been recorded prior to January 1, 2004.

•	Interest expense: To reverse Covanta Energy’s predecessor period and ARC Holdings’ pre-acquisition period amortization of deferred financing costs; to record the impact of the fair value adjustment to the intermediate debt of ARC Holdings; to record the effect of the fair value adjustment associated with terminating an obligation to one of ARC Holdings’ prior owners; and to record the net adjustment to interest expense as a result of the new capital structure of Covanta Energy, prior to the amendment to the credit facilities on May 26, 2006, described in Liquidity and Capital Resources below. Additionally, to adjust for changes in valuation estimates of ARC Holdings debt premiums in the quarter ended December 31, 2005.

•	Income tax (expense) benefit: To record the adjustment for the estimated income tax effects associated with the pro forma adjustments to pre-tax income and arrive at a blended assumed effective tax rate of 46% for the combined company for the year ended December 31, 2004 and 45% for the year ended December 31, 2005. We used an effective tax rate rather than the combined federal and statutory rate based upon the nature of the permanent difference related to the pro forma adjustments.

•	Earnings per share and weighted average shares outstanding: Basic and diluted earnings per share and the average shares outstanding used in the calculation of basic and diluted earnings per share of common stock and shares of common stock outstanding for the pro forma years ended December 31, 2004 and 2005 have been adjusted, as necessary, to reflect the following equity transactions, as if they occurred on January 1, 2004, the issuance of: (1) 5.1 million shares to the bridge lenders relating to the Covanta Energy acquisition; (2) 27.4 million shares pursuant to a pro rata rights offering to all of our stockholders on May 18, 2004 following the Covanta Energy acquisition; (3) 8.75 million shares pursuant to the conversion of notes issued in connection with the bridge financing related to the Covanta Energy acquisition; and (4) 66.7 million shares pursuant to a pro rata rights offering to all of our stockholders on June 24, 2005 in connection with the ARC Holdings acquisition. In addition, diluted earnings per share and the weighted average shares used in the calculation of diluted earnings per share of common stock and shares of common stock outstanding for the pro forma year ended December 31, 2004 and the year ended December 31, 2005 have been adjusted, as necessary, to reflect the offering of 5.7 million shares of our common stock in a rights offering as if it occurred on January 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. We completed public offerings of equity and debt, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the new credit facilities on February 9, 2007. We completed the tender offer of Covanta Energy’s intermediate debt for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. Under the New Credit Facilities, we will have substantially greater, but not unrestricted, ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally. Given the significance and timing of this recapitalization, the following discussion includes 2006 cash flow and financing arrangements and information related to the 2007 recapitalization plan. Additional information, including material terms related to our recapitalization plan, is contained below under 2007 Recapitalization Plan.

Generating sufficient cash to meet our liquidity needs, pay down debt and to invest in our business remains an important objective of management. Maintaining historic facility production levels while effectively managing operating and maintenance expenses is important to optimize long-term cash generation. We do not expect to make any cash contributions to Covanta Energy, except in connection with certain acquisitions and investments permitted under Covanta Energy’s New Credit Facilities (described below under 2007 Recapitalization Plan). Covanta Energy may make limited cash distributions to us under the New Credit Facilities.

Covanta Energy derives its cash flows principally from its domestic and international project operations and businesses. The frequency and predictability of Covanta Energy’s receipt of cash from projects differs, depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production.

Covanta Energy’s receipt of cash from its international projects is also subject to satisfaction of financial tests and other covenants contained in applicable project debt arrangements. A material portion of cash from Covanta Energy’s international projects are received semi-annually, during the second and fourth quarters.

As of December 31, 2006, Covanta Energy was in compliance with covenants under the credit facilities. We believe that when combined with its other sources of liquidity, including the revolving loan facility that is a component of the New Credit Facilities, Covanta Energy’s operations will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due prior to maturity.

Capital Resources and Commitments

The following chart summarizes our various debt facilities and cash resources as of December 31, 2006 (in millions of dollars):

The 2007 recapitalization plan discussed below greatly simplifies our capital structure. The following chart summarizes our pro forma capital structure as if the 2007 recapitalization plan was in effect as of December 31, 2006 (in millions of dollars):

New Capital Structure (Pro Forma)

2006 Liquidity and Financing Arrangements

The information set forth below regarding liquidity and capital resources as of December 31, 2006 is presented according to our consolidated operations and our current business segments of Waste and Energy Services and Other Services.

2006 Cash Flow

Our sources of funds are our investments and financing activities (including offerings of equity and/or debt securities), as well as dividends, if any, and other payments received from Covanta Energy and NAICC. Under the financing arrangements existing during 2006 and prior to the New Credit Facilities, Covanta Energy’s ability to pay dividends to us was limited, except in certain circumstances. Under the New Credit Facilities, Covanta Energy has greater flexibility to distribute cash to us. Various state insurance requirements restrict the amounts that may be transferred to us in the form of dividends or loans from our insurance subsidiaries without prior regulatory approval. Currently, NAICC cannot pay dividends or make loans to us.

Summarized cash flow information for our current business segments reconciled to the consolidated statements of cash flows is as follows (in thousands of dollars):

	For the Year Ended December 31, 2006
	Waste and Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$314,414	$(5,167)	$—	$309,247
Net cash (used in) provided by investing activities(1)	(76,200)	9,296	—	(66,904)
Net cash (used in) provided by financing activities	(159,126)	21,448	—	(137,678)
Effect of exchange rate changes on cash and cash equivalents	221	—	—	221

Net increase in cash and cash equivalents	$79,309	$25,577	$—	$104,886

	For the Year Ended December 31, 2005
	Waste and Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$230,184	$(21,925)	$—	$208,259
Net cash (used in) investing activities(2)	(707,472)	(354,361)	384,954	(676,879)
Net cash provided by financing activities	493,948	392,255	(384,954)	501,249
Effect of exchange rate changes on cash and cash equivalents	(221)	—	—	(221)

Net increase in cash and cash equivalents	$16,439	$15,969	$—	$32,408

	For the Year Ended December 31, 2004
	Waste and Energy	Other	Eliminations	Total

Net cash provided by (used in) operating activities	$134,116	$(25,763)	$—	$108,353
Net cash (used in) provided by investing activities(3)	(12,103)	68,094	—	55,991
Net cash (used in) provided by financing activities	(101,583)	15,547	—	(86,036)
Effect of exchange rate changes on cash and cash equivalents	(112)	—	—	(112)

Net increase in cash and cash equivalents	$20,318	$57,878	$—	$78,196

(1)	Waste and Energy Services is net of proceeds of $3.6 million from the sale of a facility in China.

(2)	Waste and Energy Services is net of cash acquired from ARC Holdings of $62,358.

(3)	Other is net of cash acquired from Covanta Energy, at the holding company-level of $57,795.

Waste and Energy Services Segment

Cash provided by operating activities was $314.4 million and $230.2 million for the years ended December 31, 2006 and 2005, respectively. The increase in cash flow from operating activities was primarily due to operations acquired in the ARC Holdings acquisition. Net cash used in investing activities was $76.2 million in the year ended December 31, 2006 and was primarily due to $54.3 million in purchases of property, plant and equipment and the acquisition of the limited partnership interests Covanta Onondaga Limited Partnership for $27.5 million in December 2006. Net cash used in financing activities was $159.1 million for the year ended December 31, 2006 and was primarily driven by the payment of project and long-term debt partially offset by the proceeds from borrowings of long-term debt and a decrease in restricted funds held in trust.

Cash provided by operating activities was $230.2 million and $134.1 million for the years ended December 31, 2005 and 2004, respectively. The increase in cash flow from operating activities was primarily due to the ARC Holdings acquisition. Net cash used in investing activities was $707.5 million for the year ended December 31, 2005 and was primarily due to the purchase of ARC Holdings, net of cash acquired. Net cash provided by financing activities was $493.9 million for the year ended December 31, 2005 and was primarily driven by the our capital contribution, the net impact of the refinancing of the prior long-term debt and for the acquisition of ARC Holdings offset partially by the payment and future funding of project debt.

Restricted funds held in trust were $407.9 million as of December 31, 2006. Restricted funds held in trust are primarily amounts received and held by third party trustees relating to projects owned by Covanta Energy, and which may be used only for specified purposes. These payments are made directly to the trustee primarily for related project debt and are held by it until paid to project debt holders. We do not have access to these funds. In addition, as of December 31, 2006, we had $19.6 million in cash held in restricted accounts to pay for certain taxes which may be due relating to the period prior to Covanta Energy’s bankruptcy and that are estimated to be paid in the future. Cash held in such reserve accounts is not available for general corporate purposes.

Other Services Segment

Net cash used in operating activities was $5.2 million for the year ended December 31, 2006 primarily due to executed agreements in January 2006 with the California Commissioner regarding the final administration and conclusion of grantor trusts associated with predecessor insurance entities. See Note 21. Income Taxes of the Notes for additional information. During 2005, we received net proceeds from the ARC Holdings rights offering of $395.9 million and contributed approximately $385 million to Covanta Energy to fund a portion of the $740 million cash purchase price for the outstanding shares in ARC Holdings.

For the year ended December 31, 2006, the holding company held cash and investments of approximately $62.6 million, an increase of $23.3 million from December 31, 2005. This increase was primarily due to proceeds received on February 24, 2006 from the 9.25% Offering in which 5,696,911 shares were issued for $20.8 million in gross proceeds as described in Note 24. Stockholders’ Equity of the Notes. Of the $62.6 million held in cash and investments, $56.0 million was available to pay general corporate expenses and for general working capital purposes.

Net cash used by operating activities from the insurance business was $6.9 million and $14.2 million for the years ended December 31, 2006 and 2005, respectively. The ongoing use of cash in operations was due to the insurance business continuing to make payments related to discontinued lines and territories in excess of premium receipts from existing lines. This negative cash flow restricted the insurance business from fully re-investing bond maturity proceeds and in some circumstances required the sale of bonds in order to meet obligations as they arose. Cash provided from investing activities was $9.2 million for the year ended December 31, 2005 compared with $13.6 million for the comparable period in 2004. The $4.4 million decrease in cash provided by investing activities in 2006 was due to a reduction in reinvestment activity in conjunction with reduced cash used in operations. During 2005, one of our subsidiaries liquidated its interest in ACL warrants as described in Note 18. Financial Instruments of the Notes. A portion of the warrant proceeds were paid to NAICC to redeem an approximate 14% interest held by NAICC in such subsidiary. NAICC received net proceeds of approximately $1.5 million. There were no financing activities in either twelve-month period ended December 31, 2006 and 2005.

The insurance business, which comprises a portion of our Other Services segment, requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. The insurance business meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the insurance business relies on the sale of invested assets. Its investment policy guidelines require that all loss and LAE liabilities be matched by a comparable amount of investment grade assets. We believe that the insurance business has both adequate capital resources and sufficient reinsurance to meet its current operating requirements.

The National Association of Insurance Commissioners provides minimum solvency standards in the form of risk based capital requirements (“RBC”). The RBC model for property and casualty insurance companies requires that carriers report their RBC ratios based on their statutory annual statements as filed with the regulatory authorities. We believe our insurance business has projected its RBC requirement as of December 31, 2006 under the RBC model and believes that it is above the level which would trigger increased oversight by regulators.

We estimate our insurance business’ reserves for unpaid losses and LAE based on reported losses and historical experience, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Key assumptions used in the estimation process could have significant effects on the reserve balances. Our insurance business regularly evaluates its estimates and assumptions based on historical experience adjusted for current economic conditions and trends. Changes in the unpaid losses and LAE can materially affect the statement of operations.

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

NAICC’s investment portfolio as of December 31, 2006 was as follows (in thousands of dollars):

	Amortized Cost	Fair Value

Investments by investment by grade:
Fixed maturities:
U.S. Government/Agency	$17,595	$17,238
Mortgage-backed	8,456	8,099
Corporate (AAA to A)	8,763	8,653
Corporate (BBB)	1,018	1,017

Total fixed maturities	35,832	35,007
Equity securities	1,289	1,549

Total	$37,121	$36,556

2006 Financing Arrangements

As of December 31, 2006, we did not have any outstanding debt for borrowed money. Covanta Energy and several of its subsidiaries had outstanding debt obligations, which are described below. We guaranteed Covanta Energy’s debt obligations described below.

Covanta Energy Long-Term Debt

Long-term debt was comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

	As of	As of
	December 31,	December 31,
	2006	2005

Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	$368,389	$229,312
Second Lien Term Loan Facility	260,000	400,000

	628,389	629,312

Intermediate Subsidiary Debt
6.26% Senior Notes due 2015	192,000	234,000
8.50% Senior Secured Notes due 2010	195,785	195,785
7.375% Senior Secured Notes due 2010	224,100	224,100

	611,885	653,885
Unamortized debt premium	19,748	24,726

Total intermediate subsidiary debt	631,633	678,611

Other long-term debt	101	196

Total long-term debt	1,260,123	1,308,119
Less: current portion (includes $4,732 and $4,807 of unamortized premium)	(36,434)	(47,549)

Total long-term debt	$1,223,689	$1,260,570

On May 26, 2006, Covanta Energy entered into agreements which amended its existing credit agreements. All material terms of Covanta Energy’s first priority secured term loan facility (“First Lien Term Loan Facility”) and priority secured term loan facility (“Second Lien Term Loan Facility”) remained unchanged except for the following:

•	Interest rates applicable to the existing First Lien Term Loan Facility and to credit linked deposits applicable to its first priority secured funded letter of credit facility (“Funded Letter of Credit Facility”) were reduced from a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” plus 3.00% to LIBOR plus 2.25%.

•	The amount available for the issuance of letters of credit under the existing $100 million Revolving Credit Facility was increased from $75 million to $90 million.

•	New term loan commitments were provided which allowed Covanta Energy to increase the principal amount outstanding under its First Lien Term Loan Facility by up to $140 million, and use the proceeds to prepay up to $140 million under the existing Second Lien Term Loan Facility.

•	Certain covenants restricting Covanta Energy’s ability to invest available cash and enter into limited recourse borrowings have been modified to provide additional flexibility in the context of permitted acquisitions.

On June 30, 2006, Covanta Energy utilized the additional term loan commitment of $140 million on its First Lien Term Loan Facility to prepay $140 million under the Second Lien Term Loan Facility. Covanta Energy incurred a call premium of $2.8 million which was paid on June 30, 2006. Covanta Energy recognized a loss on extinguishment of debt of $2.3 million, which was classified as other expense on the consolidated statement of operations, and a write-off to interest expense of a portion of the Second Lien Term Loan Facility deferred financing costs of $4.5 million in the three months ended June 30, 2006 related to the $140 million prepayment under the Second Lien Term Loan Facility.

Covanta Energy Short-Term Liquidity

As of December 31, 2006, Covanta Energy had available credit for liquidity as follows (in thousands of dollars):

			Available
	Total		As of
	Available		December 31,
	Under Facility	Maturing	2006

Revolving Credit Facility(1)	$100,000	2011	$99,000
Funded Letter of Credit Facility	$320,000	2012	$549

(1)	Up to $90 million of which may be utilized for letters of credit.

As of December 31, 2006, Covanta Energy had not drawn on the first priority secured revolving credit facility (“Revolving Credit Facility”) and issued $1 million of letters of credit under the Revolving Credit Facility. On March 21, 2006, Covanta Energy’s availability under the Funded Letter of Credit Facility was voluntarily reduced to $320 million from $340 million. As of December 31, 2006, Covanta Energy had approximately $319.5 million outstanding letters of credit under the Funded Letter of Credit Facility.

Intermediate Subsidiary Debt

Three ARC Holdings subsidiaries identified below had outstanding non-project debt facilities as of December 31, 2006 which are described below. Under the 2007 recapitalization plan, on February 22, 2007, we repaid, by means of a tender offer, approximately $604.4 million in aggregate principal amounts of these outstanding notes.

As of December 31, 2006, MSW Energy Holdings LLC, collectively with MSW Energy Finance Co., Inc., referred to herein after as (“MSW I”), had outstanding debt financing consisting of $196 million in aggregate principal amount of 8.50% senior secured notes due 2010 (“MSW I Notes”).

As of December 31, 2006, MSW Energy Holdings II LLC, collectively with MSW Energy Finance Co. II, Inc., referred to herein after as “MSW II”, had outstanding debt financing consisting of $224 million in aggregate principal amount of 7.375% senior secured notes due 2010 (“MSW II Notes”).

As of December 31, 2006, Covanta ARC LLC (“ARC LLC”) had outstanding debt financing consisting of $192 million in aggregate principal amount of 6.26% senior notes due 2015 (“ARC Notes”).

Covanta Energy Project Debt

Domestic Project Debt

Financing for Covanta Energy’s energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by Covanta Energy’s subsidiary, the issuers of the bond loans the bond proceeds to Covanta Energy’s subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Covanta Energy’s subsidiaries is described in the chart below under Capital Requirements as non-recourse project debt. The only potential recourse to Covanta Energy with respect to project debt arises under the operating performance guarantees described below under Other Commitments.

Certain subsidiaries had recourse liability for project debt which is recourse to ARC LLC, but is non-recourse to Covanta Energy and as of December 31, 2006 was as follows (in thousands of dollars):

Covanta Niagara, L.P. Series 2001 Bonds	$165,010
Covanta Southeastern Connecticut Company Corporate Credit Bonds	$43,500
Covanta Hempstead Company Corporate Credit Bonds	$42,670

International Project Debt

Financing for projects in which we have an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to CPIH or Covanta Energy. Project debt relating to two CPIH projects in India is included as “Project debt (short- and long-term)” in our consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants are complied with.

2007 Recapitalization Plan

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of Covanta Energy’s debt facilities with new Covanta Energy debt facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility, and a $650 million term loan (collectively referred to as the “New Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, in which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.75 million aggregate principal amount of convertible debentures (the “Debentures”) issued by us, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer, of approximately $604.4 million in aggregate principal amount of outstanding notes previously issued by Covanta Energy’s intermediate subsidiaries.

We completed our public offerings of equity and debt, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the New Credit Facilities on February 9, 2007. The combination of the proceeds noted above and approximately $130 million in cash and restricted cash (available for use as a result of the recapitalization plan) were utilized for the repayment, by means of a tender offer, of approximately $604.4 million in aggregate principal amount of outstanding notes previously issued by Covanta Energy intermediate subsidiaries. The repayment was completed on February 22, 2007. As a result of the recapitalization plan, we expect to record in the first quarter of 2007 an aggregate charge of approximately $30 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the MSW I Notes, MSW II Notes and ARC Notes, a call premium paid for the Second Lien Term Loan Facility, partially offset by the write-down of unamortized premiums relating to the MSW I Notes, MSW II Notes and ARC Notes and a gain associated with the settlement of our interest rate swap agreements. Components of this charge will be classified in our statement of operations as part of either loss on extinguishment of debt or interest expense. We are currently completing our analysis based upon the relevant authoritative accounting literature. The following discussion details the material terms of each of these transactions.

Material Terms of the New Credit Facilities

The New Credit Facilities include the following:

•	a $300 million revolving loan facility due 2013, which includes a $200 million sub-facility for the issuance of letters of credit (the “Revolving Loan Facility”);

•	a $320 million funded letter of credit facility, due 2014 (the “Funded L/C Facility”); and

•	a $650 million term loan facility, due 2014 (the “Term Loan Facility”).

Amortization Terms

The New Credit Facilities include mandatory annual amortization of the Term Loan Facility to be paid in quarterly installments beginning June 30, 2007, through the date of maturity as follows (in thousands of dollars):

Annual
Remaining
Amortization

2007	$4,875
2008	6,500
2009	6,500
2010	6,500
2011	6,500
2012	6,500
2013	6,500
2014	606,125

Total	$650,000

Under the New Credit Facilities, Covanta Energy is obligated to apply a portion of excess cash from operations on an annual basis (calculated pursuant to the credit agreement), as well as specified other sources, to repay borrowings under the Term Loan Facility. The portion of excess cash to be used for this purpose is 50%, 25%, or 0%, based on measurement of the leverage ratio described below.

Interest and Fee Terms

Loans under the New Credit Facilities are designated, at our election, as eurodollar rate loans or base rate loans. Eurodollar loans bear interest at LIBOR for deposits in dollars plus a borrowing margin as described below. Interest on eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months (and at the end of every three months in the case of six month eurodollar loans). Base rate loans bear interest at (a) a rate per annum equal to the greater of (1) the “prime rate” designated in the relevant facility or (2) the federal funds rate plus 0.5% per annum, plus (b) a borrowing margin as described below.

Letters of credit that may be issued in the future under the Revolving Loan Facility will accrue fees at the then effective borrowing margins on eurodollar rate loans (described below), plus a fee on each issued letter of credit payable to the issuing bank. Letter of credit availability under the Funded L/C Facility accrues fees (whether or not letters of credit are issued thereunder) at the then-effective borrowing margin for Eurodollar rate loans times the total availability under letters of credit (whether or not then utilized), plus a fee on each issued letter of credit payable to the issuing bank. In addition, Covanta Energy has agreed to pay to the participants under the Funded L/C Facility a fee equal to 0.10% times the average daily amount of the credit linked deposit paid by such participants for their participation under the Funded L/C Facility.

The borrowing margins referred to above for the Revolving Loan Facility, the Term Loan Facility and the Funded L/C Facility are as follows:

			Borrowing Margin	Borrowing Margin
			for Term Loans,	for Term Loans,
			Funded Letters of	Funded Letters of
			Credit and	Credit and
	Borrowing Margin	Borrowing Margin	Credit-Linked	Credit-Linked
	for Revolving Loans	for Revolving Loans	Deposits	Deposits
Leverage Ratio	(Eurodollar Loans)	(Base Rate Loans)	(Eurodollar Loans)	(Base Rate Loans)

≥ 4.00:1.00	2.00%	1.00%	1.75%	0.75%

< 4.00:1.00 ≥ 3.25:1.00	1.75%	0.75%	1.50%	0.50%

< 3.25:1.00 ≥ 2.75:1.00	1.50%	0.50%	1.50%	0.50%

< 2.75:1.00	1.25%	0.25%	1.50%	0.50%

Guarantees and Securitization

The New Credit Facilities are guaranteed by us and by certain Covanta Energy subsidiaries. Covanta Energy and certain of its subsidiaries that are party to the New Credit Facilities agreed to secure all of Covanta Energy’s obligations under the New Credit Facilities by granting, for the benefit of secured parties, a first priority lien on substantially all of their assets, to the extent permitted by existing contractual obligations, a pledge of substantially all of the capital stock of each of Covanta Energy’s domestic subsidiaries owned by it and 65% of substantially all the capital stock of each of Covanta Energy’s foreign subsidiaries directly owned by it, in each case to the extent not otherwise pledged.

Debt Covenants and Defaults

The loan documentation under the New Credit Facilities contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facilities, we expect that the negative covenants will place limitations on Covanta Energy, but be materially less restrictive than the restrictions in effect during 2006 and prior to February 9, 2007.

The affirmative covenants of the New Credit Facilities include covenants relating to the following:

•	financial statements and other reports;
•	continued existence;
•	payment of taxes and claims;
•	maintenance of properties;
•	insurance coverage;
•	inspections by lenders (subject to frequency and cost reimbursement limitations);
•	lenders meetings;
•	compliance with laws;
•	environmental matters;
•	additional material real estate assets;
•	designation of subsidiaries; and
•	post-closing matters.

The negative covenants of the New Credit Facilities include limitations on the following:

•	indebtedness (including guarantee obligations);
•	liens;
•	negative pledge clauses;

•	restricted junior payments;
•	clauses restricting subsidiary distributions;
•	investments;
•	fundamental changes;
•	disposition of assets;
•	acquisitions;
•	conduct of business;
•	amendments or waivers of certain agreements;
•	changes in fiscal year; and
•	hedge agreements.

The financial covenants of the New Credit Facilities include the following:

•	maximum Covanta Energy leverage ratio, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the New Credit Facilities (“Adjusted EBITDA”);
•	maximum Covanta Energy capital expenditures; and
•	minimum Covanta Energy interest coverage ratio, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Defaults under the New Credit Facilities include:

•	non-payment of principal when due;
•	non-payment of any amount payable to an issuing bank in reimbursement of any drawing under a letter of credit when due;
•	non-payment of interest, fees or other amounts after a grace period of five days;
•	cross-default to material indebtedness;
•	violation of a covenant (subject, in the case of certain affirmative covenants, to a grace period of thirty days);
•	material inaccuracy of a representation or warranty when made;
•	bankruptcy events with respect to us, Covanta Energy or any material subsidiary or group of subsidiaries of Covanta Energy;
•	material judgments;
•	certain material ERISA events;
•	change of control (subject to exceptions for certain of our existing owners);
•	failure of subordination; and
•	actual or asserted invalidity of any guarantee or security document.

Material Terms of the Equity Offering

On January 31, 2007, we completed an offering of 5.32 million shares of our common stock in an underwritten public offering. The shares were sold to the public at a price of $23.50 per share. We granted the underwriters an option to purchase up to an additional 798,000 shares of common stock at $22.325 per share for a period of 30 days beginning on and including the date of original issuance of the shares in connection with this offering, solely to cover over-allotments. The option was exercised and such additional shares were sold on February 6, 2007. Proceeds received in these offerings were approximately $136.6 million, net of underwriting discounts and commissions.

Material Terms of the Debentures

On January 31, 2007, we also completed an underwritten public offering of approximately $373.75 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027, issued by us, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions. This offering included Debentures sold pursuant to an over-allotment option which was exercised by the underwriters. The Debentures constitute our general unsecured senior obligations and will rank equally in right of payment with any future senior unsecured indebtedness. The Debentures are effectively junior to our existing and future secured indebtedness, including the New Credit Facilities, to the extent of the value of the assets securing such indebtedness. The Debentures are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries.

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period.

Under limited circumstances, the Debentures are convertible by the holders thereof, at any time, into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share), subject to adjustment. In the event of certain types of fundamental changes, such as an acquisition of us by a third party, we will increase the conversion rate by a number of additional shares or, in lieu thereof and if applicable, an acquirer may elect to adjust the conversion obligation and conversion rate so that the Debentures are convertible based on the shares of the acquired or surviving company.

At our option, the Debentures are subject to redemption at any time on or after February 1, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed, plus accrued and unpaid interest (including contingent interest, if any). In addition, holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017 and February 1, 2022, in whole or in part, for cash at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus accrued and unpaid interest (including contingent interest, if any). The Debentures are also subject to repurchase by us, at the holder’s option, if a “fundamental change” occurs, for cash at a repurchase price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest (including contingent interest, if any).

Intermediate Subsidiary Debt Tender Offer

On January 23, 2007, we commenced cash tender offers for (a) any and all of the outstanding MSW I Notes (b) any and all of the outstanding MSW II Notes and (c) any and all of the outstanding ARC Notes.

In connection with each of the tender offers, we solicited the consents of the holders of each of the MSW I Notes, MSW II Notes, and ARC Notes to certain proposed amendments to the indentures governing such notes. The primary purpose of the solicitations and the proposed amendments was to eliminate from the indentures substantially all of the restrictive covenants, certain events of default provisions contained therein and to remove the requirements to file periodic reports with the SEC for MSW I and MSW II.

Under the terms of the tender offer for the MSW I Notes and MSW II Notes, we offered to purchase the outstanding MSW I Notes and MSW II Notes for total consideration, for each $1,000 principal amount of MSW I Notes and MSW II Notes validly tendered and accepted for payment, equal to $1,096.46 and $1,079.92, respectively, which included a consent fee of $30 for each $1,000 principal amount of MSW I Notes and MSW II Notes validly tendered and accepted for payment.

Under the terms of the tender offer for the ARC Notes, we offered to purchase the outstanding ARC Notes for total consideration, for each $1,000 original principal amount of ARC Notes validly tendered and accepted for payment, equal to $729.82, which included a consent fee of $30 for each $1,000 principal amount of ARC Notes validly tendered and accepted for payment.

The solicitations for the MSW I Notes, MSW II Notes and ARC Notes expired on February 5, 2007. At that time, we had received consents from the requisite number of holders of each of the outstanding MSW I Notes, MSW II Notes and ARC Notes, to amend the applicable indentures governing each of the notes to eliminate substantially all of the restrictive covenants and certain events of default provisions. Each of the issuers entered into a supplemental indenture with the respective trustee for the applicable notes. The supplemental indentures became operative on February 22, 2007, at which time we repurchased $604.4 million aggregate principal amount of outstanding notes. We intend to redeem all remaining notes in accordance with applicable provisions of the respective indentures.

Credit Ratings

Moody’s Investors Service (“Moody’s”) announced on January 22, 2007 that it had (1) assigned the Debentures a B1 issue rating, (2) reassigned the Corporate Family Rating to us from Covanta Energy Corporation, while simultaneously raising this rating to Ba2, and (3) assigned a Ba2 rating to the New Credit Facilities. Moody’s also reassigned to us from Covanta Energy and affirmed its SGL-1 speculative grade liquidity rating. On January 22, 2007, Standard & Poor’s Ratings Services (“S&P”) announced that it had (1) assigned the Debentures a B rating, (2) raised Covanta Energy’s current corporate credit rating to BB- and assigned to us a BB- corporate credit rating, and (3) assigned a BB- rating to the New Credit Facilities, with a “2” recovery rating. Both Moody’s and S&P indicated their outlook for us remains “stable.” A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Capital Requirements

The following table summarizes our gross contractual obligations including project debt, leases and other contractual obligations as of December 31, 2006. The Debenture offerings and the New Credit Facilities (as described above under the 2007 Recapitalization Plan) closed in January and February 2007, respectively. Therefore, long-term debt and estimated interest payments are based on these recent obligations. (Amounts expressed in thousands of dollars. Note references are to the Notes):

		Payments Due by Period
			2008 and	2010 and	2012 and
	Total	2007	2009	2011	Beyond

Domestic project debt (Note 17)	$1,314,674	$147,608	$311,549	$276,445	$579,072
International project debt (Note 17)	76,150	27,978	29,115	19,057	—

Total project debt (Note 17)	1,390,824	175,586	340,664	295,502	579,072
Term Loan Facility (Note 16 and Note 30)	650,000	4,875	13,000	13,000	619,125
Debentures(1)	373,750	—	—	—	373,750
Other long-term debt (Note 16)	101	86	15	—	—

Total debt obligations(2)	2,414,675	180,547	353,679	308,502	1,571,947
Less: Non-recourse debt(3)	1,390,925	175,672	340,679	295,502	579,072

Total recourse debt	$1,023,750	$4,875	$13,000	$13,000	$992,875
Operating leases	420,900	33,962	92,274	79,789	214,875
Less: Non-recourse rental payments	248,748	15,749	42,343	46,933	143,723

Total recourse rental payments	$172,152	$18,213	$49,931	$32,856	$71,152
Interest payments(4)	899,289	138,854	196,877	152,381	411,177
Less: Non-recourse interest payments	536,224	90,693	145,146	101,282	199,103

Total recourse interest payments	$363,065	$48,161	$51,731	$51,099	$212,074
Retirement plan obligations(5)	$29,400	$3,100	$10,320	$10,410	$5,570
Other long-term obligations	$12,001	$—	$—	$—	$12,001

Total contractual obligations	$1,600,368	$74,349	$124,982	$107,365	$1,293,672

(1)	The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. In addition, beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures, calculated with reference to the trading price of the Debentures. For purposes of this Capital

Requirements chart, we have assumed no conversions or redemptions of the Debentures and no contingent interest related to the Debentures. For information detailing the contingent interest, conversion or redemption features of the Debentures, see Material Terms of the Debentures under 2007 Recapitalization Plan.

(2)	Excludes $45.1 million of Covanta Energy’s unamortized debt premium.

(3)	Payment obligations for the project debt associated with energy-from-waste facilities owned by Covanta Energy are limited recourse to the operating subsidiary and non-recourse to Covanta Energy, subject to operating performance guarantees and commitments.

(4)	Interest payments and letter of credit fees are estimated based on current rates.

(5)	Retirement plan obligations are based on actuarial estimates for the pension plan obligations and post-retirement plan obligations as of December 31, 2006.

Other Commitments

Other commitments as of December 31, 2006 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$325,032	$4,401	$320,631
Surety bonds	61,880	—	61,880

Total other commitments — net	$386,912	$4,401	$382,511

The letters of credit were issued pursuant to the Funded Letter of Credit Facility (and for two international projects under separate unsecured, letter of credit facilities) to secure Covanta Energy’s performance under various contractual undertakings related to its domestic and international projects, or to secure obligations under its insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

As of December 31, 2006, Covanta Energy had approximately $0.5 million in available capacity for additional letters of credit under its Funded Letter of Credit Facility and $89 million under its Revolving Credit Facility. Covanta Energy believes that it will be able to fully perform its contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of its performance obligations. If any of Covanta Energy’s letters of credit were to be drawn under its current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If Covanta Energy were unable to immediately repay such amounts drawn under letters of credit, unreimbursed amounts would be treated as additional term loans issued under the First Lien Facilities.

The surety bonds listed on the table above relate primarily to performance obligations ($52.9 million) and support for closure obligations of various energy projects when such projects cease operating ($9 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.

The New Credit Facilities include a $300 million revolving loan facility due 2013, which includes a $200 million sub-facility for the issuance of letters of credit, a $320 million funded letter of credit facility, due 2014 and a $650 million term loan facility, due 2014. For additional information, see the 2007 Recapitalization Plan discussion above.

We have certain contingent obligations related to the Debentures. These are:

•	holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017 and February 1, 2022;

•	holders may require us to repurchase their Debentures if a “fundamental change” occurs; and

•	holders may exercise their conversion rights which would require us to pay the conversion settlement amount in cash and/or in our common stock.

See Liquidity and Capital Resources — 2007 Recapitalization Plan — Material Terms of the Debentures for specific criteria related to contingent interest, conversion or redemption features of the Debentures.

Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain energy-from-waste facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of December 31, 2006 associated with the repayment of the municipalities’ project debt on such facilities was approximately $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of December 31, 2006 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned energy-from-waste facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such liabilities at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

With respect to its international businesses, Covanta Energy and certain of its subsidiaries have issued guarantees on behalf of our international operating subsidiaries with respect to contractual obligations to operate certain international power projects and one energy-from-waste project. The potential damages owed under such arrangements for international projects may be material. See Item 1A. Risk Factors — Covanta Energy and certain of its subsidiaries have provided guarantees and support in connection with its subsidiaries’ projects.

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

Insurance Coverage

We have obtained insurance for our assets and operations that provides coverage for what we believe are probable maximum losses, subject to self-insured retentions, policy limits and premium costs which we believe to be appropriate. However, the insurance obtained does not cover us for all possible losses.

Off-Balance Sheet Arrangements

Subsidiaries of Covanta Energy are parties to lease arrangements with Covanta Energy’s municipal clients at its Union County, New Jersey, its Alexandria, Virginia and its Delaware County, Pennsylvania energy-from-waste facilities. At its Union County facility, Covanta Energy’s operating subsidiary leases the facility from the Union County Utilities Authority, referred to as the “UCUA,” under a lease that expires in 2023, which Covanta Energy may extend for an additional five years. Covanta Energy guarantees a portion of the rent due under the lease. Rent under the lease is sufficient to allow the UCUA to repay tax exempt bonds issued by it to finance the facility and which mature in 2023.

At its Alexandria facility, a Covanta Energy subsidiary is a party to a lease which expires in 2025 related to certain pollution control equipment that was required in connection with the Clean Air Act amendments of 1990, and which was financed by the City of Alexandria and by Arlington County, Virginia. Covanta Energy’s subsidiary owns this facility, and rent under this lease is sufficient to pay debt service on tax exempt bonds issued to finance such equipment and which mature in 2013.

At its Covanta Delaware Valley, L.P. (“Delaware Valley”) facility, a Covanta Energy subsidiary is a party to a lease for the facility that expires in 2019. Covanta Energy’s operating subsidiary, referred to as the “Delaware Partnership,” is obligated to pay a portion of lease rent, designated as “Basic Rent B,” and could be liable to pay certain related contractually-specified amounts, referred to as “Stipulated Loss,” in the event of a default in the payment of rent under the Delaware Valley lease beyond the applicable grace period. The Stipulated Loss is similar to lease termination liability and is generally intended to provide the lessor with the economic value of the lease, for the remaining lease term, had the default in rent payment not occurred. The balance of rental and Stipulated Loss obligations are payable by a trust formed and collateralized by the project’s former operator in connection with the disposition of its interest in the Delaware Valley facility. Pursuant to the terms of various guarantee agreements, ARC Holdings has guaranteed the payments of Basic Rent B and Stipulated Loss to the extent such payments are not made by the Delaware Partnership. We do not believe, however, that such payments constitute a material obligation of our subsidiary since our subsidiary expects to continue to operate the Delaware Valley facility in the ordinary course for the entire term of the lease and will continue to pay rent throughout the term of the lease. As of December 31, 2006, the estimated Stipulated Loss would have been $153.2 million.

Covanta Energy is also a party to lease arrangements pursuant to which it leases rolling stock in connection with its energy-from-waste and independent power facilities, as well as certain office equipment. Rent payable under these arrangements is not material to our financial condition.

Covanta Energy generally uses operating lease treatment for all of the foregoing arrangements. A summary of the operating lease obligations is contained in Note 15. Leases of the Notes.

As described above under Other Commitments, Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and waste facilities. To date, Covanta Energy has not incurred material liabilities under its guarantees, either on domestic or international projects.

Covanta Energy has investments in several investees and joint ventures which are accounted for under the equity and cost methods and therefore we do not consolidate the financial information of those companies. See Note 4. Equity in Net Income from Unconsolidated Investments of the Notes for additional information regarding these leases.

Discussion of Critical Accounting Policies

In preparing our consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore we have not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. We calculate the fair value of our share-based stock awards based on the average of the high and low price on the day prior to the grant date; however, we intend to use the closing price on the date of the grant for any new awards granted commencing in 2007 in order to align our valuation with the SEC’s new disclosure requirements. In addition, we also estimate expected forfeitures for our options and share-based awards and the probability of achieving specific performance factors affecting the vesting of our share-based awards. For our current share-based awards, our estimate of a forfeiture rate and determination of achieving stated performance vesting factors will have the most significant impact on the compensation cost we must recognize. We recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of various Covanta Energy employee populations from the Covanta Energy pension plan. We review the forfeiture rate at least annually and revise compensation expense, if necessary. We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally the vesting term of three years.

Purchase Accounting

We have applied purchase accounting in accordance with the SFAS No. 141, “Business Combinations,” for acquisitions consummated in 2006, 2005 and 2004. As described in Note 3. Acquisitions and Dispositions of the Notes, we valued the acquired assets and liabilities assumed at fair value. The fair value estimates used reflect our best estimates based on our work and the work of independent valuation consultants based on relevant information available to us. These estimates, and the assumptions used by us and by our valuation consultants, are subject to inherent uncertainties and contingencies beyond our control. For example, we used the discounted cash flow method to estimate the value of many of our assets. This entailed developing projections about future cash flows and adopting an appropriate discount rate. We cannot predict with certainty actual cash flows and the selection of a discount rate is heavily dependent on judgment. If different cash flow projections or discount rates were used, the fair values of our assets and liabilities could be materially increased or decreased. Accordingly, there can be no assurance that such estimates and assumptions reflected in the valuations will be realized, or that further adjustments will not occur. The assumptions and estimates used by us substantially affect our balance sheet. In addition, the valuations impact depreciation and amortization expense and changes in such assumptions and estimates may affect earnings in the future. During the current year, some of our estimates have been refined which resulted in changes to assets and liabilities recognized on the balance sheet as of December 31, 2006.

Depreciation and Amortization

We have estimated the useful lives over which we depreciate our long-lived assets. Additionally, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we have capitalized the estimate of our legal liabilities which includes closure and post-closure costs for landfill cells and site restoration for certain energy-from-waste and power producing sites.

Goodwill and Intangible Assets

We have recognized goodwill and intangible assets relative to our acquisition of ARC Holdings and Covanta Energy’s emergence from bankruptcy in 2004. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate our goodwill and indefinite lived intangible assets for impairment at least annually or when indications of impairment exist. There has been no impairment recognized in the current year, however an impact of impairment in the future could have a material impact on our financial position and results of operations.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our long-term assets and amortizable intangible assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. No events or change in circumstances occurred during the period to warrant this testing. However, had an event or change in circumstances occurred, the impact of recognizing an impairment could have a material impact on our financial position and results of operations.

Net Operating Loss Carryforwards — Deferred Tax Assets

As described in Note 21. Income Taxes of the Notes, we have recorded a deferred tax asset related to the NOLs. The amount recorded was calculated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected from our domestic and international businesses, to the extent it is reasonably predictable.

We estimated that we have NOLs of approximately $410 million for federal income tax purposes as of the end of 2006. The NOLs will expire in various amounts beginning on December 31, 2007 through December 31, 2025, if not used. The amount of NOLs available to us will be reduced by any taxable income generated by current members of our tax consolidated group including certain grantor trusts relating to the Mission Insurance Entities.

The Internal Revenue Service (“IRS”) has not audited any of our tax returns for the years in which the losses giving rise to the NOLs were reported, and the IRS could challenge any past and future use of the NOLs.

Beginning in the second quarter of 2006, we adopted the permanent reinvestment exception under APB 23, whereby we will no longer provide deferred taxes on the undistributed earnings of our international subsidiaries. We intend to permanently reinvest our international earnings outside of the United States in our existing international operations and in any new international business we may develop or acquire.

Loss Contingencies

As described in Note 20. Commitments and Contingencies of the Notes, our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses with respect to these matters on an ongoing basis and when losses are considered probable and reasonably estimable, we record as a loss an estimate of the ultimate outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded and disclosure is made regarding the possibility of additional losses. We review such estimates on an ongoing basis as developments occur with respect to such matters and may in the future increase or decrease such estimates. There can be no assurance that our initial or adjusted estimates of losses will reflect the ultimate loss we may experience regarding such matters. Any inaccuracies could potentially have a material adverse effect on our consolidated financial condition.

Financial Instruments

As described in Note 18. Financial Instruments of the Notes, the estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that we would realize in a current market exchange.

For cash and cash equivalents, restricted cash, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.

Fair values for debt were determined based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issues.

The fair value of our interest rate swap agreements is the estimated amount we would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.

Revenue Recognition

We earn fees to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the client community pursuant to applicable energy-from-waste service agreements. Regardless of the timing of amounts paid by client communities relating to project debt principal, we record service revenue with respect to this principal component on a levelized basis over the term of the applicable service agreement. Unbilled service receivables related to energy-from-waste operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt. Such unbilled receivables amounted to $129.9 million as of December 31, 2006. Fees for waste disposal are recognized in the period received. Revenue from electricity and steam sales are recorded when delivered at rates specified in the contracts. We also earn fees under fixed-price construction contracts, in which case revenue is accounted for using the percentage of completion of services rendered.

Pensions

Covanta Energy has defined benefit and defined contribution retirement plans that cover its employees. Domestic employees not participating in our retirement plans generally participate in retirement plans offered by collective bargaining units of which these employees are members. Of our international employees, 99% participate in defined benefit or defined contribution retirement plans as required or available in accordance with local laws. We froze the Covanta Energy defined benefit pension plan effective December 31, 2005. All active employees who were eligible participants in the Covanta Energy defined benefit pension plan as of December 31, 2005, were 100% vested and had a nonforfeitable right to this benefit as of December 31, 2005. Beginning January 1, 2006, all eligible employees received a company contribution into a new defined contribution retirement plan.

Covanta Energy recorded a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using a discount rate of 5.75%) exceeded the fair value of pension assets as of December 31, 2006.

Unpaid Losses and Loss Adjustment Expenses

Our insurance subsidiaries establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

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

Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. The insurance businesses’ own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, are the most important information for estimating reserves.

Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for automobile liability is relatively short (usually one to two years) and liability/casualty coverages, such as general liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, the insurance subsidiaries may adjust their reserves. If we determine that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with generally accepted accounting principles in the United States. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

Our insurance subsidiaries use independent actuaries which we significantly rely on to form a conclusion on reserve estimates. Those independent actuaries use several generally accepted actuarial methods to evaluate the insurance business loss reserves, each of which has its own strengths and weaknesses. The independent actuaries place more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made and through discussions with our insurance subsidiaries’ management.

Recent Accounting Pronouncements

See Note 1. Organization and Summary of Significant Accounting Policies and Note 2. New Accounting Pronouncements of the Notes for a summary of additional accounting policies and new accounting pronouncements.

Related-Party Transactions

Employment Arrangements

See the descriptions of our employment agreements with Anthony Orlando, Mark A. Pytosh, John Klett and Timothy Simpson which are incorporated by reference into Item 11. Executive Compensation of this Form 10-K.

Affiliate Agreements

As part of our negotiations in 2003 with D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”) and it becoming a 5% stockholder, pursuant to a letter agreement dated December 2, 2003, Laminar agreed to transfer restrictions on the shares of common stock that Laminar acquired pursuant to the note purchase agreement. Further, in accordance with the transfer restrictions previously contained in Article Fifth of our charter restricting the resale of our common stock by 5% stockholders, we agreed with Laminar to provide it with limited rights to resell the common stock that it holds. During 2006 Laminar sold a portion of its holdings pursuant to these in accordance with this agreement. On November 16, 2006, our stockholders approved an amendment to our restated certificate of incorporation which removed the transfer restrictions previously contained in Article Fifth.

As part of the Covanta Energy acquisition in March 2004, we agreed to conduct a rights offering for up to 3.0 million shares of our common stock to certain holders of 9.25% debentures issued by Covanta Energy prior to its bankruptcy at a purchase price of $1.53 per share (the “9.25% Offering”). The 9.25% Offering was made solely to those holders of Covanta Energy’s 9.25% Debentures (which had been issued prior to its bankruptcy) who had voted in favor of Covanta Energy’s second reorganization plan on January 12, 2004 or were otherwise authorized to participate by the bankruptcy court. Laminar held a portion of such debentures and was entitled to participate in the 9.25% Offering. On January 31, 2005, we entered into a letter agreement with Laminar pursuant to which we agreed that if the 9.25% Offering had not closed prior to the record date for the ARC Holdings Rights Offering, then we would revise the 9.25% Offering so that the holders that participated in the 9.25% Offering would be offered additional shares of our common stock at the same purchase price as in the ARC Holdings Rights Offering and in an amount equal to the number of shares of common stock that such holders would have been entitled to purchase in the ARC Holdings Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the ARC Holdings Rights Offering. Accordingly, we restructured our offering to offer up to an additional 2.7 million contingently issuable shares at $6.00 per share. The 9.25% Offering was completed on February 24, 2006 and Laminar exercised its rights to purchase a total of 633,380 shares.

Clayton Yeutter, a current director, is senior advisor to the law firm of Hogan & Hartson LLP. Hogan & Hartson has provided Covanta Energy with certain legal services for many years including 2006. This relationship preceded our acquisition of Covanta Energy and Mr. Yeutter did not direct or have any direct or indirect involvement in the procurement, provision, oversight or billing of such legal services and does not directly or indirectly benefit from those fees. The Board has determined that such relationship does not interfere with Mr. Yeutter’s exercise of independent judgment as a director.

As described in Note 4. Equity in Net Income from Unconsolidated Investments of the Notes, Covanta Energy holds a 26% investment in Quezon. Covanta Energy and Quezon are both party to an agreement in which Covanta Energy assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. For the fiscal years ended December 31, 2006, 2005 and 2004, Covanta Energy, subsequent to its acquisition by us, collected $26.9 million, $29.5 million and $34.7 million, respectively, for the operation and maintenance of the facility. As of December 31, 2006, the net amount due to Quezon was $2.2 million and as of December 31, 2005, the net amount due from Quezon was $0.1 million.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2006. Further information is included in Note 18. Financial Instruments of the Notes.

Waste and Energy Services

Interest Rate Risk

Covanta Energy and/or its subsidiaries have project debt outstanding bearing interest at floating rates that could subject them to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Of Covanta Energy’s project debt, approximately $156.3 million was floating rate debt at December 31, 2006. However, the entire interest rate risk related to the floating rate project debt is borne by the client communities because debt service is passed through to those clients under the contractual structure of their waste services agreements. Covanta Energy had only one interest rate swap relating to project debt outstanding as of December 31, 2006 in the notional amount of $76.4 million related to floating rate project debt. Gains and losses, however, on this swap are for the account of the client community and are not borne by Covanta Energy.

As described in Note 16. Long-Term Debt of the Notes, Covanta Energy was required, under financing arrangements in effect since June 24, 2005, to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the financing arrangements. On July 8, 2005, Covanta Energy entered into two pay-fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, we entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. On December 27, 2006, the notional amount of the original swap agreements reduced to $250 million from $300 million. These swaps were designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. On February 9, 2007, the swap arrangements described above were settled and unrealized gains of $2.1 million, net of tax, related to the swap arrangements were reflected in earnings. We have not entered into interest rate swap arrangements related to the 2007 recapitalization plan and therefore increased our exposure to fluctuations in interest rates. We do not believe these risks to be material to our cash flows and results of operations.

For floating rate project debt, a 20 percent hypothetical increase in the underlying December 31, 2006 market interest rates would result in a potential loss to twelve month future earnings of $1.2 million. For fixed rate project debt, the potential reduction in fair value from a 20 percent hypothetical increase in the underlying December 31, 2006 market interest rates would be approximately $4.2 million. The fair value of Covanta Energy’s fixed rate project debt (including $1.234 billion in fixed rate debt related to revenue bonds in which debt service is an explicit component of the service fees billed to the client communities) was $1.209 billion as of December 31, 2006, and was determined using average market quotations of price and yields provided by investment banks.

Foreign Currency Exchange Rate Risk

We have investments in energy projects in various foreign countries, including the Philippines, China, India and Bangladesh, and to a much lesser degree, Italy and Costa Rica. We do not enter into currency transactions to hedge our exposure to fluctuations in currency exchange rates. Instead, we attempt to mitigate our currency risks by structuring our project contracts so that our revenues are adjusted in line with corresponding changes in currency rates. Therefore, only working capital and project debt denominated in other than a project entity’s functional currency are exposed to currency risks.

As of December 31, 2006, Covanta Energy had $76.2 million of project debt related to two diesel engine projects in India. For $66.1 million of the debt (related to project entities whose functional currency is the Indian rupee), exchange rate fluctuations were recorded as translation adjustments in other comprehensive income within stockholders’ equity in our consolidated balance sheets. The remaining $10.1 million of debt was denominated in U.S. dollars.

The potential loss in fair value for such financial instruments from a 10% adverse change in December 31, 2006 quoted foreign currency exchange rates would be approximately $6.6 million.

As of December 31, 2006, we also had net investments in foreign subsidiaries and projects. See Note 4. Equity in Net Income from Unconsolidated Investments of the Notes for further discussion.

Commodity Price Risk and Contract Revenue Risk

We have not entered into futures, forward contracts, swaps or options to hedge purchase and sale commitments, fuel requirements, inventories or other commodities. Alternatively, we attempt to mitigate the risk of energy and fuel market fluctuations by structuring contracts related to our energy projects in the manner described above under Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview — Contract Structures.

Generally, we are protected against fluctuations in the waste disposal market, and thus our ability to charge acceptable fees for our services, through long-term service agreements and disposal contracts at our energy-from-waste facilities. At eight of our energy-from-waste facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge. At our energy-from-waste facilities, we sell recovered ferrous metals, the price of which is subject to market influences. Our long-term service agreements begin to expire in 2008, and energy sales contracts at owned projects generally expire at or after the date on which that project’s long-term agreement expires. Expiration of these contracts will subject us to greater market risk in maintaining and enhancing our revenues. As our agreements at municipally-owned projects expire, we will seek to enter into renewal or replacement contracts to continue operating such projects. As our agreements at facilities we own begin to expire, we intend to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, we expect to be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. We will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. At facilities we own, the expiration of existing energy sales contracts will require us to sell our output either into the local electricity grid or pursuant to new contracts. There can be no assurance that we will be able to enter into such renewals, replacement or additional contracts, or that the price and other terms available in the market at the time will be favorable to us.

We have similar protection against energy market fluctuations at most of our projects, which have long-term contracts for the sale of energy output. We enter into shorter term arrangements for energy sales, or have market-based pricing at four of our projects and have some exposure to energy market fluctuations with respect to these projects. In addition, we sell recovered materials, principally ferrous metals, under short-term arrangements from most of our energy-from-waste projects, and have some exposure to market fluctuations with respect to such sales. While the ferrous metals markets fluctuate, given the amount of revenue we derive from such sales, we do not expect any such fluctuations to have a material affect on our financial results.

Other Services

Risk Related to the Investment Portfolio

NAICC’s objectives in managing its investment portfolio are to maximize investment income and investment returns while minimizing overall market risk. Investment strategies are developed based on many factors including duration of liabilities, underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management, in consultation with an independent investment advisor, and approved by NAICC’s board of directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to NAICC’s fixed maturity portfolio are primarily credit risk, interest rate risk, reinvestment risk and prepayment risk. The market risk related to NAICC’s equity portfolio is price risk.

Fixed Maturities

Interest rate risk is the price sensitivity of fixed maturities to changes in interest rate. We view these potential changes in price within the overall context of asset and liability matching. We estimate the payout patterns of NAICC’s liabilities, primarily loss reserves, to determine their duration. Duration targets are set for the fixed income portfolio after consideration of the duration of NAICC’s liabilities that we believe mitigates the overall interest rate risk. NAICC’s exposure to interest rate risk is mitigated by the relative short-term nature of its insurance and other liabilities. The effective duration of the portfolio as of December 31, 2006 and 2005 was 1.6 years and 1.9 years, respectively. We believe the portfolio duration is appropriate given the relative short-tail nature of the auto programs and projected run-off of all other lines of business. A hypothetical 100 basis point increase in market interest rates would cause an approximate 1.9% decrease in the fair value of the portfolio while a hypothetical 100 basis point decrease would cause an approximate 1.8% increase in fair value. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment. NAICC’s exposure to credit risk is mitigated by its investment in high quality fixed income alternatives.

Fixed maturities of NAICC include Mortgage-Backed Securities and Collateralized Mortgage Obligations, collectively (“MBS”) representing 23.1% and 22.9% of total fixed maturities at December 31, 2006 and 2005, respectively. All MBS held by NAICC were issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), which are both rated AAA by Moody’s Investors Services. Both FNMA and FHLMC are corporations that were created by Acts of Congress. FNMA and FHLMC guarantee the principal balance of their securities. FNMA guarantees timely payment of principal and interest.

One of the risks associated with MBS is the timing of principal payments on the mortgages underlying the securities. NAICC attempts to limit repayment risk by purchasing MBS whose cost is below or does not significantly exceed par, and by primarily purchasing structured securities with repayment protection which provides more certain cash flow to the investor such as MBS with sinking fund schedules known as Planned Amortization Classes (“PAC”) and Targeted Amortization Classes (“TAC”). The structures of PACs and TACs attempt to increase the certainty of the timing of prepayment and thereby minimize the prepayment and interest rate risk. In 2006, NAICC recognized less than $0.01 million in loss on sales of fixed maturities.

MBS, as well as callable bonds, have a greater sensitivity to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment. NAICC realized significant increases in its prepayments of principal during 2004 and to a lesser extent in 2005 and 2006. The prepayments mitigated the need to sell securities to meet operating cash requirements as noted previously.

Equity Securities

In the third and fourth quarter of 2004, NAICC began investing in equity securities, generally limited to Fortune 500 companies with strong balance sheets, history of dividend growth and price appreciation. As of December 31, 2006, equity securities represented 4.2% of the total NAICC investment portfolio.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation

We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
February 25, 2007

COVANTA HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$817,633	$638,503	$372,748
Electricity and steam sales	433,834	322,770	181,074
Other operating revenues	17,069	17,490	22,374

Total operating revenues	1,268,536	978,763	576,196

OPERATING EXPENSES:
Plant operating expenses	712,156	559,638	349,502
Depreciation and amortization expense	193,217	124,925	53,282
Net interest expense on project debt	60,210	52,431	32,586
Other operating expenses	2,594	11,015	16,560
General and administrative expenses	73,599	67,481	47,396
California Grantor Trust Settlement	—	10,342	—
Restructuring charges	—	2,765	—
Acquisition-related charges	—	3,950	—

Total operating expenses	1,041,776	832,547	499,326

Operating income	226,760	146,216	76,870

Other income (expense):
Investment income	11,770	6,129	2,343
Interest expense	(113,960)	(89,973)	(43,739)
Loss on extinguishment of debt	(2,342)	—	—
Gain on derivative instruments, ACL warrants	—	15,193	—

Total other expenses	(104,532)	(68,651)	(41,396)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	122,228	77,565	35,474
Income tax expense	(38,465)	(34,651)	(11,535)
Minority interests	(6,610)	(9,197)	(6,869)
Equity in net income from unconsolidated investments	28,636	25,609	17,024

NET INCOME	$105,789	$59,326	$34,094

INCOME PER SHARE OF COMMON STOCK — BASIC	$0.73	$0.49	$0.39

INCOME PER SHARE OF COMMON STOCK — DILUTED	$0.72	$0.46	$0.37

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$233,442	$128,556
Marketable securities available for sale	7,080	7,400
Restricted funds held in trust	178,054	197,527
Receivables (less allowances of $4,469 and $4,959)	209,306	202,893
Unbilled service receivables	56,868	57,588
Deferred income taxes	24,146	21,058
Prepaid expenses and other current assets	94,690	79,378

Total Current Assets	803,586	694,400
Property, plant and equipment, net	2,637,923	2,724,843
Investments in fixed maturities at market (cost: $35,833 and $44,824)	35,007	43,667
Restricted funds held in trust	229,867	249,905
Unbilled service receivables	73,067	86,830
Intangible assets, net	383,574	434,543
Goodwill	91,282	255,927
Investments in investees and joint ventures	73,717	66,301
Deferred income taxes	—	26,236
Other assets	109,797	119,513

Total Assets	$4,437,820	$4,702,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$36,434	$47,549
Current portion of project debt	190,242	174,114
Accounts payable	20,151	19,447
Deferred revenue	16,457	14,524
Accrued expenses and other current liabilities	197,468	205,351

Total Current Liabilities	460,752	460,985
Long-term debt	1,223,689	1,260,570
Project debt	1,245,705	1,424,170
Deferred income taxes	420,263	533,169
Other liabilities	305,578	343,402

Total Liabilities	3,655,987	4,022,296

Commitments and Contingencies (Note 20)

Minority Interests	42,681	80,628

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 147,657 and 141,246 shares; outstanding 147,500 and 141,166 shares)	14,766	14,125
Additional paid-in capital	619,685	594,186
Unearned compensation	—	(4,583)
Accumulated other comprehensive income	3,942	535
Accumulated earnings (deficit)	100,775	(5,014)
Treasury stock, at par	(16)	(8)

Total Stockholders’ Equity	739,152	599,241

Total Liabilities and Stockholders’ Equity	$4,437,820	$4,702,165

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

OPERATING ACTIVITIES:
Net income	$105,789	$59,326	$34,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	193,217	124,925	53,282
Revenue contract levelization	3,419	2,068	—
Amortization of long-term debt deferred financing costs	8,311	10,785	7,045
Amortization of debt premium and discount	(22,506)	(18,058)	(10,457)
Accretion on principal of High Yield Notes	—	872	2,736
Provision for doubtful accounts	2,251	2,008	733
Stock-based compensation expense	6,887	4,057	1,425
Equity in net income from unconsolidated investments	(28,637)	(25,609)	(17,024)
Dividends from unconsolidated investments	19,375	19,287	16,926
Minority interests	6,610	9,197	6,869
Gain on derivative instruments, ACL warrants	—	(15,193)	—
Deferred income taxes	20,908	17,759	(2,916)
Other, net	7,262	6,003	(172)
Change in operating assets and liabilities, net of effects of acquisitions:
Restricted funds for emergence costs	—	13,201	65,681
Receivables	(8,577)	2,701	13,084
Unbilled service receivables	17,294	11,949	11,221
Accounts payable and accrued expenses	2,351	7,691	(19)
Accrued emergence costs	—	(13,201)	(65,681)
Unpaid losses and loss adjustment expenses	(8,848)	(17,402)	(19,110)
Other, net	(15,859)	5,893	10,636

Net cash provided by operating activities	309,247	208,259	108,353

INVESTING ACTIVITIES:
Decrease in restricted cash, Covanta Energy escrow	—	—	37,026
Purchase of ARC Holdings and Covanta Energy, respectively	—	(747,348)	(36,400)
Cash acquired from ARC Holdings and Covanta Energy, respectively	—	62,358	57,795
Proceeds from the sale of investment securities	10,615	30,827	27,307
Acquisition of non-controlling interest in subsidiary	(27,500)	—	—
Purchase of investment securities	(774)	(3,458)	(24,828)
Purchase of property, plant and equipment	(54,267)	(23,527)	(11,999)
Other, net	5,022	4,269	7,090

Net cash (used in) provided by investing activities	(66,904)	(676,879)	55,991

FINANCING ACTIVITIES:
Proceeds from rights offerings, net	20,498	395,791	41,021
Proceeds from the exercise of options for common stock	1,126	2,984	3,474
Proceeds from borrowings on long-term debt	97,619	675,000	—
Proceeds from borrowings on project debt	6,868	43,561	14,488
Principal payments on long-term debt	(140,638)	(368,432)	(19,673)
Principal payments on project debt	(151,095)	(188,975)	(67,943)
Payments of long-term debt deferred financing costs	100	(35,485)	(7,255)
Prepaid financing costs new loan agreement	(2,229)	—	—
Repayment of bridge financing	—	—	(26,612)
Increase in holding company restricted funds	—	(6,471)	—
Decrease (increase) in restricted funds held in trust	39,373	(6,337)	(13,839)
Distributions to minority partners	(9,263)	(12,249)	(8,261)
Other, net	(37)	1,862	(1,436)

Net cash (used in) provided by financing activities	(137,678)	501,249	(86,036)

Effect of exchange rate changes on cash and cash equivalents	221	(221)	(112)

Net increase in cash and cash equivalents	104,886	32,408	78,196
Cash and cash equivalents at beginning of period	128,556	96,148	17,952

Cash and cash equivalents at end of period	$233,442	$128,556	$96,148

Cash Paid for Interest and Income Taxes:
Interest	$205,807	$154,545	$66,917
Income taxes	$17,398	$16,737	$24,207

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Accumulated
	Common Stock		Paid-In	Unearned	Comprehensive	Earnings	Treasury Stock
	Shares	Amount	Capital	Compensation	(Loss) Income	(Deficit)	Shares	Amount	Total
	(In thousands)

Balance as of December 31, 2003	35,793	$3,579	$123,446	$(289)	$(445)	$(98,434)	11	$(66)	$27,791
Stock-based compensation expense			181						181
Amortization of unearned compensation				1,345					1,345
Adjustment of unearned compensation for terminated employees	(41)	(4)	(200)	68					(136)
Shares issued in rights offering, net of costs	27,438	2,744	38,277						41,021
Right cancelled for terminated employees	(12)	(1)	(18)						(19)
Exercise of options to purchase common stock	966	96	5,520						5,616
Shares cancelled in exercise of options	(89)	(9)	(785)						(794)
Conversion of portion of bridge financing	8,750	875	12,513						13,388
Share issued in restricted stock award	636	64	4,549	(4,613)					—
Stock purchase rights issued to creditors	—	—	11,300						11,300
Comprehensive income, net of income taxes:
Net income						34,094			34,094
Foreign currency translation					549				549
Minimum pension liability					1,225				1,225
Net unrealized loss on available-for-sale securities					(746)				(746)

Total comprehensive income					1,028	34,094			35,122

Balance as of December 31, 2004	73,441	7,344	194,783	(3,489)	583	(64,340)	11	(66)	134,815
Stock-based compensation expense			(29)						(29)
Amortization of unearned compensation				4,086					4,086
Adjustment of unearned compensation for terminated employees	(18)	(2)	(164)	166					—
Shares issued in rights offering, net of costs	66,673	6,667	389,124						395,791
Exercise of options to purchase common stock	724	72	4,937						5,009
Shares cancelled in exercise of options	(21)	(1)	(290)				69	58	(233)
Share issued in restricted stock award	447	45	5,317	(5,346)					16
ACL gift upon emergence from bankruptcy			508						508
Comprehensive income, net of income taxes:
Net income						59,326			59,326
Foreign currency translation					(675)				(675)
Minimum pension liability					(331)				(331)
Net unrealized loss on available-for-sale-securities					(1,055)				(1,055)
Net unrealized gain on derivative instruments					2,013				2,013

Total comprehensive income					(48)	59,326			59,278

Balance as of December 31, 2005	141,246	14,125	594,186	(4,583)	535	(5,014)	80	(8)	599,241
Reclass of unearned compensation upon adoption of SFAS 123R			(4,583)	4,583					—
Shares issued in rights offering	5,697	570	19,928						20,498
Stock-based compensation expense			6,887						6,887
Tax benefit related to exercise of stock options and vesting of restricted stock			2,242						2,242
Shares cancelled for terminated employees			7				71	(7)	—
Shares cancelled for non-vested stock rights for terminated employee			(37)				6	(1)	(38)
Exercise of options to purchase common stock	178	18	1,108						1,126
Shares issued in non-vested stock award	536	53	(53)						—
Comprehensive income, net of income taxes:
Net income						105,789			105,789
Foreign currency translation					986				986
Minimum pension liability adjustment					100				100
Adjustment for unrecognized net gain upon adoption of SFAS 158					1,650				1,650
Net unrealized gain on available-for-sale securities					559				559
Net unrealized gain on derivative instruments					112				112

Total comprehensive income					3,407	105,789			109,196

Balance as of December 31, 2006	147,657	$14,766	$619,685	$—	$3,942	$100,775	157	$(16)	$739,152

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

The financial statements in this report represent the consolidation of Covanta Holding Corporation and its wholly-owned and majority-owned subsidiaries. Covanta Holding Corporation conducts all of its operations through subsidiaries which are engaged in the businesses of waste and energy services, and insurance services. Covanta Holding Corporation’s predominant business is the waste and energy services business.

The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries; the term “ARC Holdings” refers to our subsidiary Covanta ARC Holdings, Inc. and its subsidiaries; the term “TransRiver” refers to our subsidiary TransRiver Marketing Company, L.P.; the term “CPIH” refers to our subsidiary Covanta Power International Holdings, Inc.; and the term “NAICC” refers to our subsidiary National American Insurance Company of California and its subsidiaries.

We are a leading developer, owner and operator of infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production businesses in the United States. We also engage in the independent power production business outside the United States. We own or operate 51 energy generation facilities, 41 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, water (hydroelectric), natural gas, coal, wood waste, landfill gas and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two landfills, and several waste transfer stations. We also operate one domestic water treatment facility.

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of Covanta Energy’s debt facilities with new Covanta Energy debt facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility, and a $650 million term loan (collectively referred to as the “New Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, in which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.75 million aggregate principal amount of convertible debentures (the “Debentures”) issued by us, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer, of approximately $604.4 million in aggregate principal amount of outstanding notes previously issued by Covanta Energy’s intermediate subsidiaries.

We completed our public offerings of equity and debt, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the New Credit Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. Additional information, including material terms related to our recapitalization plan, is contained in Note 30. Subsequent Events.

Our business segments are comprised of Waste and Energy Services, which is comprised of Covanta Energy’s domestic and international operations, and Other Services, which is comprised of the holding company and insurance subsidiaries’ operations.

Pursuant to the plan of reorganization (“Reorganization Plan”), we acquired 100% of the equity in Covanta Energy upon its emergence from bankruptcy on March 10, 2004 (the “Effective Date”). Covanta Energy’s subsidiaries owning and operating the Warren County, New Jersey and Lake County, Florida energy-from-

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

waste facilities and which were engaged in the Tampa Bay, Florida desalination project remained debtors-in-possession (the “Remaining Debtors”) after the Effective Date. As a result, we recorded our investment in the Remaining Debtors using the equity method as of March 10, 2004. Subsequent to the Effective Date, all Remaining Debtors associated with the Tampa Bay, Lake County, and Warren County projects emerged from bankruptcy on August 6, 2004, December 14, 2004, and December 15, 2005, respectively. We have included Lake County and Warren County as consolidated subsidiaries in our financial statements since their respective emergence dates. Upon Tampa Bay’s emergence from Chapter 11, we did not have any operating or ownership rights in this facility.

We also have investments in subsidiaries engaged in insurance operations in California. We hold all of the voting stock of Covanta Insurance Holding Corporation, which indirectly owns 100% of the common stock of NAICC, our principal operating insurance subsidiary. The operations of NAICC are in property and casualty insurance. NAICC writes non-standard private automobile insurance policies in California.

During 2004, we also had an investment in American Commercial Lines LLC (“ACL”), an integrated marine transportation and service company, which throughout 2004 was in bankruptcy proceedings under Chapter 11. ACL is no longer our subsidiary. On December 30, 2004, ACL confirmed a plan of reorganization and has since emerged from bankruptcy. As part of ACL’s plan of reorganization, our stock in ACL was cancelled, and our ownership interest was terminated. We received no distribution under the ACL plan of reorganization, but received from ACL’s creditors, in January 2005, warrants to purchase three percent of ACL stock. During October 2005, we exercised such warrants and sold all of the resulting shares in ACL. See Note 18. Financial Instruments for additional information regarding the ACL warrants.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the results of our operations, cash flows and financial position and of our majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned or controlled, but in which we have significant influence are accounted for under the equity method. Investments in companies that we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. We monitor investments for other than temporary declines in value and make reductions when appropriate.

Equity Method of Investments

Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value.

Restricted Funds for Emergence Costs

We had $19.6 million as of December 31, 2006 and 2005 in cash held in restricted accounts to pay for certain taxes which may be due relating to Covanta Energy’s bankruptcy and that are estimated to be paid in the future. Cash held in such restricted accounts is not available for general corporate purposes.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the periods covered by the consolidated financial statements, we filed a consolidated Federal income tax return, which included all eligible United States subsidiary companies. Foreign subsidiaries were taxed according to regulations existing in the countries in which they do business. Our subsidiary, Covanta Lake II, Inc. has not been a member of any consolidated tax group since February 20, 2004.

Beginning in the second quarter of 2006, we adopted the permanent reinvestment exception under Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”) whereby we will no longer provide for deferred taxes on the undistributed earnings of our international subsidiaries. We intend to permanently reinvest our international earnings outside of the United States in our existing international operations and in any new international business which may be developed or acquired. As a result of the adoption of APB 23, we recognized a benefit of $10 million associated with the reversal of deferred taxes accrued on unremitted earnings of international affiliates in prior periods. For additional information, see Note 21. Income Taxes.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R focuses primarily on accounting for share-based awards to employees in exchange for services, and it requires entities to recognize compensation expense for these awards. The cost for equity-based stock awards is expensed based on their grant date fair value. The pro forma disclosure previously permitted under SFAS 123 is no longer an alternative to financial statement recognition.

Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method of APB 25. In accordance with APB 25, we did not record compensation expense related to our stock option awards because the strike price was equal to the fair value of the underlying stock on the grant date; however, we did record compensation expense over the requisite service period for restricted stock awards.

SFAS 123R is applicable to all of our outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards using the modified prospective method. Accordingly, the financial results for prior periods were not retroactively adjusted to reflect the effects of SFAS 123R. For additional information, see Note 23. Stock-Based Award Plans.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”), in the statement of stockholders’ equity, includes unrealized gains and losses excluded from the consolidated statements of operations. These unrealized gains and losses consist of adjustments to the minimum pension liability for our insurance business, unrecognized gains or losses on our pension and other postretirement benefit obligations, foreign currency translation adjustments, unrealized losses on securities classified as available-for-sale, and net unrealized gains and losses on interest rate swaps.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Waste and Energy Services

Revenues

Waste and Service Revenues

Revenue from waste and service agreements consist of the following:

1) Fees earned under contract to operate and maintain energy-from-waste, independent power and water facilities are recognized as revenue when services are rendered, regardless of the period they are billed;

2) Fees earned to service project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the client community pursuant to applicable energy-from-waste service agreements. Regardless of the timing of amounts paid by client communities relating to project debt principal, we record service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Unbilled service receivables related to energy-from-waste operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the Project debt. Unbilled service receivables were $129.9 million and $144.4 million as of December 31, 2006 and 2005, respectively;

3) Fees earned for processing waste in excess of service agreement requirements are recognized as revenue beginning in the period when we process waste in excess of the contractually stated requirements;

4) Tipping fees earned under waste disposal agreements are recognized as revenue in the period the waste is received; and

5) Other miscellaneous fees, such as revenue for ferrous and non-ferrous metal recovered and sold, are generally recognized as revenue when ferrous and non-ferrous metal is sold.

Electricity and Steam Sales

Revenue from the sale of electricity and steam are earned and recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to client communities under applicable service agreements. We account for certain long-term power contracts in accordance with Emerging Issues Task Force (“EITF”) No. 91-6, “Revenue Recognition of Long-Term Power Sales Contracts” and EITF No. 96-17, “Revenue Recognition under Long-Term Power Sales Contracts That Contain both Fixed and Variable Pricing Terms” which require that power revenues under these contracts be recognized as the lesser of (a) amounts billable under the respective contracts; or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.

Construction Revenues

Revenues under fixed-price construction contracts are recognized using the percentage of completion method, measured by the cost to cost method. Under this method, total contract costs are estimated, and the ratio of costs incurred to date to the estimated total costs on the contract is used to determine the percentage-of-completion. This method is used because we consider the costs incurred to be the best available measure of progress on these contracts. Contracts to manage, supervise, or coordinate the construction activity of others are recognized using the percentage of completion method, measured by the efforts-expended method. Under this method revenue is earned based on the ratio of hours incurred to the total estimated hours required by the contract. We consider measuring the work on labor hours to be the best available measure of progress on these contracts.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pass Through Costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our consolidated financial statements. Total pass through costs for the years ended December 31, 2006, 2005 and 2004 were $57.4 million, $61.6 million, and $40.3 million, respectively.

Deferred Financing Costs

As of December 31, 2006 and 2005, we had $23.5 million and $28.9 million, respectively, of net deferred financing costs recorded on the consolidated balance sheets. These costs were incurred in connection with our various financing arrangements. These costs are being amortized over the expected period that the related financing was to be outstanding using the effective interest rate method. See Note 30. Subsequent Events — 2007 Recapitalization Plan for information related to our New Credit Facilities.

Property, Plant and Equipment

As of March 10, 2004 and June 24, 2005, the assets and liabilities of Covanta Energy and ARC Holdings, respectively, including property, plant, and equipment, were recorded at our estimate of their fair values. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which range up to 39 years for energy-from-waste facilities. The original useful lives generally range from three years for computer equipment to 50 years for components of energy-from-waste facilities. Leaseholds improvements are depreciated over the life of the lease or the asset, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is reflected in the consolidated statement of operations.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we recognize a legal liability for asset retirement obligations when it is incurred — generally upon acquisition, construction, or development. Our legal liabilities include closure and post-closure costs for landfill cells and site restoration for certain energy-from-waste and power producing sites. We principally determine the liability using internal estimates of the costs using current information, assumptions, and interest rates, but also use independent appraisals as appropriate to estimate costs. When a new liability for asset retirement obligation is recorded, we capitalize the cost of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. We recognize period-to-period changes in the liability resulting from revisions to the timing or the amount of the original estimate of the undiscounted cash flows. Any changes are incorporated into the carrying amount of the liability and will result in an adjustment to the amount of asset retirement cost allocated to expense in subsequent periods.

Waste and Energy Contracts and Other Intangible Assets

As of March 10, 2004, our waste and energy contracts were recorded at their estimated fair market values in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), based upon discounted cash flows from the service contracts and the “above market” and “below market” portion of the energy contracts using currently available information. The remaining weighted-average life of the agreements is approximately 10 years. However, many of such contracts have remaining lives that are significantly shorter.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 24, 2005, ARC Holdings’ waste and energy contracts, lease interest, renewable energy credits and other indefinite-lived assets were recorded at their preliminary fair value, in accordance with SFAS 141, based upon discounted cash flows attributable to the “above market” and “below market” portion of these energy contracts and assets using currently available information.

Amortization for the “above market” waste and energy contracts and lease interests was calculated using the straight-line method over the remaining contract lives which range from two to twenty-three years. See Note 9. Intangible Assets and Goodwill. Amortization for the “below market” waste and energy contracts were calculated using the straight-line method over the remaining weighted-average contract life which is approximately 12 years. See Note 13. Other Noncurrent Liabilities.

Impairment of Goodwill, Other Intangibles and Long-Lived Assets

We evaluate goodwill and indefinite-lived intangible assets not subject to amortization for impairment on an annual basis, or between annual tests if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The evaluation of goodwill requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned its carrying value. If the carrying value of the reporting unit exceeds the fair value of that reporting unit, then the reporting unit’s carrying value of goodwill is compared to its implied value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied value of goodwill, this difference will be recorded as an adjustment to the goodwill balance, resulting in an impairment charge. The fair value was determined using a discounted cash flow approach based on forward-looking information regarding market share and costs for each reporting unit as well as an appropriate discount rate. For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset, which is generally estimated using a discounted future net cash flow projection, to the carrying value of the asset. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, then the carrying value of the asset is reduced to its fair value.

Intangible and other long-lived assets such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate its carrying value may not be recoverable over their estimated useful life in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In reviewing for impairment, we compare the carrying value of the relevant assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value. To determine fair value, we principally use internal discounted cash flow estimates, but also use quoted market prices when available and independent appraisals as appropriate to determine fair value. Cash flow estimates are derived from historical experience and internal business plans with an appropriate discount rate applied.

Restricted Funds Held in Trust

Restricted funds held in trust are primarily amounts received by third party trustees relating to certain projects owned by Covanta Energy which may be used only for specified purposes. Covanta Energy generally does not control these accounts. They include debt service reserves for payment of principal and interest on project debt, deposits of revenues received with respect to projects prior to their disbursement, as provided in the relevant indenture or other agreements, and lease reserves for lease payments under operating leases. Such funds are

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

invested principally in United States Treasury bills and notes and United States government agency securities. Restricted fund balances are as follows (in thousands of dollars):

	As of December 31,
	2006		2005
	Current	Noncurrent	Current	Noncurrent

Debt service funds	$85,806	$175,528	$123,902	$199,874
Revenue funds	25,303	—	28,247	—
Lease reserve funds	4,472	—	4,221	—
Construction funds	—	617	—	402
Other funds	62,473	53,722	41,157	49,629

Total	$178,054	$229,867	$197,527	$249,905

Interest Rate Swap Agreements

We use derivative financial instruments to manage risk from changes in interest rates pursuant to the requirements under our debt agreement in existence as of December 31, 2006. We recognize derivative instruments on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash flow hedge are included in the consolidated statements of stockholders’ equity as a component of AOCI until the hedged cash flows impact earnings. Any hedge ineffectiveness is included in current-period earnings. On February 9, 2007, our interest swap arrangements were settled and unrealized gains of $2.1 million, net of tax, were reflected in earnings. For additional information regarding derivative financial instruments, see Note 18. Financial Instruments.

Foreign Currency Translation

For foreign operations, assets and liabilities are translated at year-end exchange rates and revenues and expenses are translated at the average exchange rates during the year. Gains and losses resulting from foreign currency translation are included in the consolidated statements of stockholders’ equity as a component of AOCI. For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of AOCI and stockholders’ equity. Currency transaction gains and losses are recorded in Other Operating Expenses in the consolidated statements of operations.

Pension and Postretirement Benefit Obligations

We have adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), as of December 31, 2006. Our pension and other postretirement benefit plans are accounted for in accordance with SFAS 158, which require costs and the related obligations and assets arising from the pension and other postretirement benefit plans to be accounted for based on actuarially-determined estimates. The funded status of these plans were recognized in the financial statements on March 10, 2004 in accordance with SFAS 141. Upon the adoption of SFAS 158, we recognized a net gain of $2.5 million, $1.7 million net of deferred tax, in AOCI to reflect the funded status of the pension and postretirement benefit obligations. For additional information, see Note 19. Employee Benefit Plans.

Other Services

Investments

The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Changes in fair value are credited or charged directly to

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI in the consolidated statements of stockholders’ equity as unrealized gains or losses, respectively. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. “Other than temporary” declines in fair value are recorded as realized losses in the consolidated statements of operations and the cost basis of the security is reduced. Realized gains and losses are recognized in the consolidated statements of operations based on the amortized cost of fixed maturities and cost basis for equity securities on the date of trade, subject to any previous adjustments for “other than temporary” declines.

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

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and LAE are based on estimates of reported losses and historical experience for incurred but unreported claims, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. We believe that the provisions for unpaid losses and LAE are adequate to cover the cost of losses and LAE incurred to date. However, such liability is, by necessity, based upon estimates, which may change in the near term, and there can be no assurance that the ultimate liability will not exceed, or even materially exceed, such estimates. Unpaid losses and LAE are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are included in current operations.

Reinsurance

In the normal course of business, the insurance subsidiaries seek to reduce the loss they may incur on the policies they each write by reinsuring certain portions of the insured benefit with other insurance enterprises or reinsurers.

The insurance subsidiaries account for their reinsurance contracts which provide indemnification by reducing earned premiums for the amounts ceded to the reinsurer and establishing recoverable amounts for paid and unpaid losses and LAE ceded to the reinsurer. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk generally do not meet conditions for reinsurance accounting and are accounted for as deposits. For the years ended December 31, 2006 and 2005, the insurance subsidiaries had no reinsurance contracts which were accounted for as deposits.

Earned Premiums

The insurance subsidiaries earned premium income is recognized ratably over the contract period of an insurance policy. A liability is established for unearned insurance premiums representing the portion of premium received which is applicable to the remaining portion of the unexpired terms of the related policies. Reinsurance premiums are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could differ from those estimates. Significant estimates include useful lives of long-lived assets, unbilled service receivables, cash flows and taxable income from future operations, unpaid losses and loss adjustment expenses, allowances for uncollectible receivables, and liabilities related to pension obligations, and for workers’ compensation, severance and certain litigation.

Reclassifications

Certain prior period amounts have been reclassified in the financial statements to conform to the current period presentation.

Note 2.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. We will be required to adopt the provisions of FIN 48 in the first quarter of 2007. See Note 21. Income Taxes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. We will adopt the provisions of SFAS 157 beginning January 1, 2008. We are currently evaluating the impact of this statement on our consolidated financial statements.

Note 3.	Acquisitions and Dispositions

Acquisitions

Covanta Onondaga Limited Partnership

On December 27, 2006, we acquired for $27.5 million in cash the limited partnership interests held by unaffiliated entities in Covanta Onondaga Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Onondaga County, New York. This acquisition is not material to our consolidated financial statements. Therefore, disclosures of pro forma financial information have not been presented.

ARC Holdings

On June 24, 2005, we acquired 100% of the issued and outstanding shares of ARC Holdings’ capital stock through our wholly-owned subsidiary Covanta Energy. Under the terms of the stock purchase agreement, we paid approximately $747 million in cash and transaction costs for the capital stock of ARC Holdings and assumed the consolidated net debt of ARC Holdings of $1.3 billion as of June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted funds held in trust). The acquisition of ARC Holdings was financed by a combination of debt and equity described below. Immediately after the transaction was completed, ARC Holdings became a wholly-owned subsidiary of Covanta Energy.

As part of the ARC Holdings acquisition, Covanta Energy entered into credit arrangements which totaled approximately $1.1 billion and are guaranteed by us and certain domestic subsidiaries of Covanta Energy. The proceeds from these credit arrangements were used to fund the acquisition of ARC Holdings, to refinance approximately $479 million of Covanta Energy’s existing recourse debt and letters of credit, and to pay related fees

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expenses. The revolving credit and letter of credit facilities are further available for ongoing permitted expenditures and for general corporate purposes. These credit arrangements were amended in May 2006. For details related to these amended financing arrangements, see Note 16. Long-Term Debt.

The equity component of the financing consisted of a $400 million offering of warrants to purchase our common stock (the “ARC Holdings Rights Offering”). Such warrants entitled our existing stockholders to purchase our stock on a pro rata basis, with each holder entitled to purchase 0.9 shares of our common stock at an exercise price of $6.00 for each share of our common stock held as of May 27, 2005, the record date. We received net proceeds of approximately $395.8 million ($400 million gross proceeds, net of $4.2 million of expenses) and issued 66,673,004 shares of common stock.

Three of our largest stockholders, SZ Investments L.L.C. (together with its affiliate EGI-Fund (05-07) Investors, L.L.C. to which it transferred a portion of its shares, “SZ Investments”), Third Avenue Business Trust, on behalf of Third Avenue Value Fund Series (“Third Avenue”), and D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), representing an aggregate ownership, at the time of the ARC Holdings Rights Offering, of approximately 40% of our outstanding common stock, committed to participate in the ARC Holdings Rights Offering and acquired at least their pro rata portion of the shares. As consideration for their commitments, we paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million and was accounted for as a reduction of the ARC Holdings Rights Offering proceeds. See Note 29. Related-Party Transactions.

The purchase price was comprised of the following (in millions of dollars):

Cash	$740.0
Debt assumed	1,494.0
Direct transaction costs	7.3
Restructuring liability	9.1

$2,250.4

The purchase price included acquisition-related restructuring charges of $9.1 million which were recorded as a liability and assumed in the ARC Holdings acquisition, and consisted primarily of severance and related benefits, and the costs of vacating duplicate facilities. As of December 31, 2006, the remaining acquisition-related restructuring liability was $4.0 million.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of values to the assets acquired and liabilities assumed at June 24, 2005 in conformity with the SFAS 141 and SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) (in thousands of dollars):

Current assets	$233,659
Property, plant and equipment	1,982,847
Intangible assets (excluding goodwill)	287,421
Goodwill	91,282
Other assets	146,495

Total assets acquired	$2,741,704

Current liabilities	$76,258
Current portion of long-term debt	29,958
Current portion of project debt	64,344
Long-term debt	662,379
Project debt	737,385
Deferred income taxes	250,945
Other liabilities	170,029

Total liabilities assumed	1,991,298

Minority interest acquired	3,058

Net assets acquired	$747,348

The acquired intangible assets of $287.4 million relate to favorable energy and waste contracts, landfill rights, other nonamortizing intangibles and a favorable leasehold interest with an approximate ten-year average useful life. As part of the purchase price allocation during 2006 for the ARC Holdings acquisition, goodwill was adjusted from $255.9 million as of December 31, 2005 to $91.3 million as of December 31, 2006. See Note 9. Intangible Assets and Goodwill for additional information regarding these purchase price allocation adjustments.

Covanta Energy

On December 2, 2003, we executed a definitive investment and purchase agreement to acquire Covanta Energy in connection with Covanta Energy’s emergence from Chapter 11 proceedings after the non-core and geothermal assets of Covanta Energy were divested. The primary components of the transaction were: (1) our purchase of 100% of the equity of Covanta Energy in consideration for a cash purchase price of approximately $30 million, and (2) agreement as to new letter of credit and revolving credit facilities for Covanta Energy’s domestic and international operations, provided by some of the existing Covanta Energy lenders and a group of additional lenders we organized. Our acquisition of Covanta Energy was consummated on March 10, 2004.

The aggregate purchase price was $47.5 million which included the cash purchase price of $30 million, $6.4 million for professional fees and other estimated costs incurred in connection with the acquisition, and an estimated fair value of $11.3 million for our commitment to sell up to 3.0 million shares of our common stock at $1.53 per share to certain creditors of Covanta Energy, subject to certain limitations. See Note 24. Stockholders’ Equity of the Notes for additional information regarding such commitment.

In addition to the purchase price allocation adjustments, Covanta Energy’s emergence from Chapter 11 proceedings on March 10, 2004 resulted in the adoption of fresh start accounting as of that date, in accordance with AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization Under the

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bankruptcy Code”. The following table summarizes the final allocation of values to the assets acquired and liabilities assumed at March 10, 2004 in conformity with SFAS 141 and SFAS 109 (in thousands of dollars):

Current assets	$522,659
Property, plant and equipment	836,221
Intangible assets	191,943
Other assets	327,065

Total assets acquired	$1,877,888

Current liabilities	$364,480
Long-term debt	328,053
Project debt	850,591
Deferred income taxes	110,257
Other liabilities	176,982

Total liabilities assumed	1,830,363

Net assets acquired	$47,525

The acquired intangible assets of $191.9 million primarily relate to service and energy agreements on publicly-owned energy-from-waste projects.

Pro Forma Results of Operations

The results of operations from Covanta Energy and ARC Holdings are included in our consolidated results of operations from March 11, 2004 and June 25, 2005, respectively. The following table sets forth certain unaudited consolidated operating results for 2005 and 2004, as if the acquisitions of Covanta Energy and ARC Holdings were consummated on the same terms at January 1, 2004 (in thousands, except per share amounts):

	For the Years Ended
	December 31,
Pro Forma (unaudited)	2005	2004

Total operating revenues	$1,209,075	$1,204,481
Net income	$69,127	$54,789
Basic earnings per share:
Weighted average shares outstanding	139,996	139,150
Earnings per share	$0.49	$0.39
Diluted earnings per share:
Weighted average shares outstanding	145,698	143,783
Earnings per share	$0.47	$0.38

The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been in effect at the beginning of the period or of future results.

Restructuring and Acquisition-Related Charges

We incurred restructuring costs in 2005 of $2.8 million. The restructuring costs resulted from $2.1 million of severance payments to CPIH executives in connection with overhead reductions made possible by the elimination of CPIH’s separate capital structure during the second quarter of 2005. An additional $0.7 million was paid to remaining CPIH executives as incentive payments from existing contractual obligations relating to CPIH debt repayment in connection with the ARC Holdings acquisition.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the acquisition of ARC Holdings, we incurred integration costs of $4.0 million for the year ended December 31, 2005 primarily related to professional fees and employee incentive costs. These charges were included as part of the operating costs of the Waste and Energy Services segment.

Dispositions

Marine Services

We had investments in the marine services business, the largest of which was ACL, an integrated marine transportation and service company which, throughout 2004 was in Chapter 11 bankruptcy proceedings. ACL is no longer our subsidiary. On December 30, 2004, ACL’s plan of reorganization was confirmed and ACL has since emerged from bankruptcy. As part of ACL’s plan of reorganization, our ACL stock was cancelled, and our ownership interest was terminated. We received no cash distributions under the ACL plan of reorganization but, through a subsidiary, received from ACL’s former creditors warrants to purchase 672,920 shares of ACL stock at an exercise price of $3.00 per share after ACL’s emergence in January 2005. See Note 18. Financial Instruments of the Notes for a discussion of these warrants.

Our other investees in the marine services business consisted of Global Materials Services, LLC (“GMS”) and Vessel Leasing, LLC (“Vessel Leasing”). GMS was our joint venture with ACL and a third party, in which we held a 5.4% interest. We sold our interests in GMS to the third party member of the joint venture as of October 6, 2004. Vessel Leasing was our joint venture with ACL. We sold our interest in Vessel Leasing to ACL on January 13, 2005.

Note 4.	Equity in Net Income from Unconsolidated Investments

Our subsidiaries are party to joint venture agreements through which we have equity investments in several operating projects. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. We record our share of earnings from our equity investees in equity in net income from unconsolidated investments in our consolidated statements of operations.

Equity in net income from unconsolidated investments, after March 10, 2004, primarily relates to our 26% investment in Quezon Power, Inc. in the Philippines (“Quezon”). The Quezon project sells electricity to Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila. Under an energy contract expiring in 2025, Meralco is obligated to take-or-pay for stated minimum annual quantities of electricity produced by the facility at an all-in price which consists of capacity, operating, energy, transmission and other fees adjusted for inflation, fuel cost and foreign exchange fluctuations. The Quezon project has entered into two coal supply contracts expiring in 2015 and 2022. Under these supply contracts, the cost of coal is determined using a base energy price adjusted to fluctuations of specified international benchmark prices. Our subsidiary operates the project under a long-term agreement with the Quezon project and we have obtained political risk insurance for our equity investment in this project. Project management continues to negotiate with Meralco with respect to proposed amendments to the contract to modify certain commercial terms and to resolve issues relating to the project’s performance during its first year of operation.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and 2005, investments in investees and joint ventures accounted for under the equity method were as follows (in thousands of dollars):

	Ownership		Ownership
	Interest as of		Interest as of
	December 31,		December 31,
	2006	2006	2005	2005

Ultrapower Chinese Station Plant (U.S.)	50%	$4,824	50%	$4,327
South Fork Plant (U.S.)	50%	1,009	50%	859
Koma Kulshan Plant (U.S.)	50%	5,051	50%	4,519
Ambiente 2000 (Italy)	40%	283	40%	333
Haripur Barge Plant (Bangladesh)	45%	13,332	45%	10,703
Quezon Power (Philippines)	26%	49,218	26%	45,560

Total investments		$73,717		$66,301

The unaudited combined results of operations and financial position of our equity method investments are summarized below (in thousands of dollars):

	2006	2005

Condensed Statements of Operations for the years ended December 31:
Revenues	$321,507	$295,649
Operating income	129,071	128,476
Net income	83,390	77,114
Company’s share of net income	28,636	25,609
Condensed Balance Sheets as of December 31:
Current assets	$155,521	$141,139
Noncurrent assets	811,403	839,575
Total assets	966,924	980,714
Current liabilities	166,659	138,002
Noncurrent liabilities	400,592	457,484
Total liabilities	567,251	595,486

The reported net income included under the caption equity in net income from unconsolidated investments is presented below (in thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004

GMS income as of October 6, 2004(1)	$—	$—	$156
Vessel Leasing income(2)	—	—	318
Write-down of Vessel Leasing investment held for sale	—	—	(985)

Equity in net loss from unconsolidated Marine Services investments	—	—	(511)
Equity in net income from unconsolidated Waste and Energy Services investments(3)	28,636	25,609	17,535

Equity in net income from unconsolidated investments	$28,636	$25,609	$17,024

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Our investment in GMS was sold on October 6, 2004.

(2)	Our investment in Vessel Leasing to ACL was sold on January 13, 2005.

(3)	The year ended December 31, 2004 includes amounts from March 11 to December 31, 2004.

The results of operations of our significant equity investee was (in thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004

Quezon Power (Philippines)
Revenues	$271,817	$245,571	$214,865
Operating income	119,328	110,872	101,240
Net income	73,118	66,824	53,828

The Tampa Bay, Florida subsidiaries, the Lake County, Florida subsidiaries, and the Warren County, New Jersey subsidiaries emerged from bankruptcy on August 6, 2004, December 14, 2004, and December 15, 2005, respectively. We have included Lake County and Warren County as consolidated subsidiaries in our financial statements since their respective emergence dates. Upon Tampa Bay’s emergence from Chapter 11, we did not have any operating or ownership rights in this facility.

Equity in net income from unconsolidated investments for the year ended December 31, 2006 includes approximately $4.9 million of cumulative deferred income tax benefits related to unrealized foreign exchange losses at our Quezon facility that are expected to be tax deductible for Philippine tax purposes in future years. We recorded a cumulative deferred income tax benefit of $7.0 million in the quarter ended June 30, 2006 on the basis of rulings which were issued by the Philippine tax authorities in June 2006 clarifying the tax deductibility of such losses upon realization. The realization of this deferred tax benefit is subject to fluctuations in the value of the Philippine peso versus the US dollar. During the last six months of 2006, we reduced this cumulative deferred income tax benefit by approximately $2.1 million as a result of the strengthening of the Philippine peso versus the US dollar.

Over the last six years, Quezon has benefited from Philippine tax regulations which were designed to promote investments in certain industries (including power generation). Equity in net income from unconsolidated investments for the year ended December 31, 2006 includes approximately $4.1 million of increased tax expense for Quezon related to the conclusion of this six-year income tax holiday in May 2006.

During the fourth quarter of 2006, we recorded a $2.3 million write-off of a deferred income tax asset due to a change in the deductibility of the amortization of deferred financing costs related to our Quezon facility.

Note 5.	Revenues and Unbilled Service Receivables

The following table summarizes the components of waste and service revenues for the periods presented below (in thousands of dollars):

			For the Period
	For the Years Ended		March 11, through
	December 31,		December 31,
	2006	2005	2004

Waste and service revenues unrelated to project debt	$711,832	$544,418	$311,669
Revenue earned explicitly to service project debt-principal	69,097	59,060	36,029
Revenue earned explicitly to service project debt-interest	36,704	35,025	25,050

Total waste and service revenues	$817,633	$638,503	$372,748

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEMASS Partnership (“SEMASS”), a Covanta Energy subsidiary, sells the electric power output from the SEMASS facility to Commonwealth Electric Company d/b/a NSTAR Electric (“NSTAR”) under two separate power sale agreements. With respect to one of the agreements, a dispute arose between SEMASS and NSTAR regarding the power purchase rate applicable to power deliveries on and after January 1, 2005. In December 2005, SEMASS initiated an arbitration process to resolve the dispute. SEMASS and NSTAR engaged in settlement negotiations, and executed a definitive settlement agreement and related amendments to the power sale agreements. The settlement became effective in December 2006 at which time SEMASS received approximately $8.1 million, comprised of $4.8 million related to 2005 and $3.3 related to 2006, which was recorded as electricity and steam sales.

Unbilled service receivables include fees related to the principal portion of debt service earned to service project debt principal where such fees are expressly included as a component of the service fee paid by the municipality pursuant to applicable energy-from-waste service agreements. Regardless of the timing of amounts paid by municipalities relating to project debt principal, we record service revenue with respect to this principal component on a levelized basis over the term of the service agreement. Long-term unbilled service receivables related to energy-from-waste operations are recorded at their discounted amounts.

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of reinsurance on written premiums and earned premiums reflected in other revenues in our consolidated financial statements is as follows (in thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004

Direct written premium	$11,520	$18,312	$15,165
Ceded written premium	—	(5,872)	—

Net written premium	$11,520	$12,440	$15,165

Direct earned premium	$11,888	$18,557	$18,506
Ceded earned premium	—	(5,872)	(508)

Net earned premium	$11,888	$12,685	$17,998

The effect of ceded reinsurance on loss and LAE incurred was a decrease of $0.4 million, $3.9 million, and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, General Reinsurance Corporation (“GenRe”) was the only reinsurer that comprised more than 10% of NAICC’s reinsurance recoverable on paid and unpaid claims. NAICC monitors all reinsurers, by reviewing A.M. Best reports and ratings, information obtained from reinsurance intermediaries and analyzing financial statements. As of December 31, 2006 and 2005, NAICC had reinsurance recoverable on paid and unpaid balances from GenRe of $7.5 million and $8.1 million, respectively. GenRe has an A.M. Best rating of A++. Allowances for paid and unpaid recoverables were $1.2 million and $1.3 million as of December 31, 2006 and 2005, respectively.

Note 7.  Investments

Other Services

The cost or amortized cost, unrealized gains, unrealized losses and fair value of our investments categorized by type of security, were as follows (in thousands of dollars):

	As of December 31, 2006
	Cost or
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Fixed maturities — holding company	$3,200	$—	$—	$3,200

Fixed maturities — insurance business:
U.S. government/Agency	17,596	3	361	17,238
Mortgage-backed	8,456	1	358	8,099
Corporate	9,781	12	123	9,670

Total fixed maturities — insurance business	35,833	16	842	35,007
Equity securities — insurance business	1,289	261	1	1,549

Total available-for-sale	$40,322	$277	$843	$39,756

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2005
	Cost or
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Fixed maturities — holding company	$3,300	$—	$—	$3,300

Fixed maturities — insurance business:
U.S. government/Agency	21,240	10	474	20,776
Mortgage-backed	10,415	4	414	10,005
Corporate	13,169	19	302	12,886

Total fixed maturities — insurance business	44,824	33	1,190	43,667
Equity securities — insurance business	1,377	146	17	1,506

Total available-for-sale	$49,501	$179	$1,207	$48,473

The following table sets forth a summary of NAICC’s temporarily impaired investments (in thousands of dollars):

	As of December 31,		As of December 31,
	2006		2005
	Fair	Unrealized	Fair	Unrealized
Description of Investments	Value	Losses	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$16,894	$361	$18,958	$474
Federal agency MBS	8,060	358	9,667	414
Corporate Bonds	8,223	123	10,892	302
Equity Securities	14	1	287	17

Total temporarily impaired investments	$33,191	$843	$39,804	$1,207

Of the fixed maturity investments noted above, 99% were acquired between June 30, 2002 and December 31, 2004 during an historic low interest rate environment and are investment grade securities rated A or better. The number of U.S. Treasury and federal agency obligations, mortgage backed securities, and corporate bonds temporarily impaired are 37, 31, and 8 respectively. Of the total temporarily impaired fixed maturity investments with a fair value of $33.2 million as of December 31, 2006, approximately $5.7 million have maturities within 12 months and $27.4 million have maturities greater than 12 months.

Our fixed maturities include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 23.1% and 22.9% of the total fixed maturities at years ended December 31, 2006 and 2005, respectively. Our MBS holdings are issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), both of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in thousands of dollars):

	As of December 31, 2006
	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$7,737	$7,650
Over one year to five years	27,249	26,510
Over five years to ten years	847	847
More than ten years	—	—

Total fixed maturities	$35,833	$35,007

Our fixed maturity and equity securities portfolio is classified as “available-for-sale” and is carried at fair value. Changes in fair value are credited or charged directly to stockholders’ equity as unrealized gains or losses included as part of AOCI, respectively. “Other than temporary” declines in fair value are recorded as realized losses in the statement of operations and the cost basis of the security is reduced.

The following reflects the change in net unrealized gain (loss) on available-for-sale securities included as a separate component of accumulated AOCI in stockholders’ equity (in thousands of dollars):

	For the Years Ended
	December 31,
	2006	2005	2004

Fixed maturities, net	$331	$(1,103)	$(874)
Equity securities, net	130	22	74

Change in net unrealized gain (loss) on investments	$461	$(1,081)	$(800)

The components of net unrealized gain (loss) on available-for-sale securities consist of the following (in thousands of dollars):

	For the Years Ended
	December 31,
	2006	2005	2004

Net unrealized holding gains (losses) on available-for-sale securities arising during the period	$679	$(976)	$(500)
Reclassification adjustment for net realized losses on available-for-sale securities included in net income	(218)	(105)	(300)

Net unrealized gain (loss) on available-for-sale securities	$461	$(1,081)	$(800)

We consider the following factors in determining whether declines in the fair value of securities are “other than temporary”:

•	the significance of the decline in fair value compared to the cost basis;
•	the time period during which there has been a significant decline in fair value;
•	whether the unrealized loss is credit-driven or a result of changes in market interest rates;
•	a fundamental analysis of the business prospects and financial condition of the issuer; and
•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net realized investment gains (losses) are as follows (in thousands of dollars):

	For the Years Ended
	December 31,
	2006	2005	2004

Holding Company
Fixed maturities	$—	$—	$252

Net realized investment gain	$—	$—	$252

Insurance Business
Fixed maturities	$(96)	$(70)	$219
Equity securities	314	(1)	(18)

Net realized investment gains (loss)	$218	$(71)	$201

Gross realized gains relating to fixed maturities were zero, $0.06 million, and $0.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. Gross realized losses relating to fixed maturities were approximately $0.1 million, $0.13 million and $0.02 million for each of the years ended December 31, 2006, 2005, and 2004, respectively. Gross realized gains relating to equity securities were $0.31 million, $0.001 million, and zero for the years ended December 31, 2006, 2005, and 2004, respectively. Gross realized losses relating to equity securities were zero, $0.002 million, and $0.02 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

Net investment income was as follows (in thousands of dollars):

	For the Years Ended
	December 31,
	2006	2005	2004

Holding Company
Fixed maturities	$—	$—	$199
Short-term investments	2,318	702	34

Net investment income — holding company	$2,318	$702	$233

Insurance business
Fixed maturities	$1,582	$2,021	$2,497
Dividend income	81	74	40
Other, net	183	156	107

Total investment income	1,846	2,251	2,644
Less: investment expense	211	252	239

Net investment income — insurance business	$1,635	$1,999	$2,405

The insurance business, in compliance with state insurance laws and regulations, had securities with a fair value of approximately $19.4 million and $23.0 million as of the years ended December 31, 2006 and 2005, respectively, on deposit with various states or governmental regulatory authorities. In addition, as of the years ended December 31, 2006 and 2005, the insurance business had investments with a fair value of $6.4 million in both years, held in trust or as collateral under the terms of certain reinsurance treaties and letters of credit. NAICC has letters of credit outstanding of $2.8 million as of December 31, 2006.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Waste and Energy Services

Noncurrent investments are classified in other noncurrent assets in the consolidated balance sheets. The cost or amortized cost, unrealized gains, unrealized losses and fair value of Waste and Energy Services’ investments categorized by type of security, were as follows (in thousands of dollars):

	As of December 31, 2006
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$3,880	$—	$—	$3,880

Noncurrent investments:
Investments at cost	$3,284	$—	$—	$3,284
Mutual and bond funds	2,206	98	—	2,304

Total noncurrent investments	$5,490	$98	$—	$5,588

	As of December 31, 2005
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$4,100	$—	$—	$4,100

Noncurrent investments:
Investments at cost	$926	$—	$—	$926
Mutual and bond funds	2,149	25	—	2,174

Total noncurrent investments	$3,075	$25	$—	$3,100

Proceeds and realized gains and losses from the sales of securities classified as available-for-sale for the year ended December 31, 2006 were $0.7 million and zero, respectively. Proceeds and realized gains and losses from the sales of securities classified as available-for-sale for the year ended December 31, 2005 were $0.5 million and zero, respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification.

Note 8.	Property, Plant and Equipment, net

Property, plant and equipment consisted of the following (in thousands of dollars):

		As of December 31,
	Useful Lives	2006	2005

Land		$8,976	$8,972
Facilities and equipment	3-39 years	2,874,305	2,813,065
Landfills		29,194	28,879
Construction in progress		26,872	7,590

Total		2,939,347	2,858,506
Less accumulated depreciation and amortization		(301,424)	(133,663)

Property, plant, and equipment — net		$2,637,923	$2,724,843

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization related to property, plant and equipment amounted to $156.9 million, $95.8 million and $37.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 9.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands of dollars):

		As of December 31, 2006			As of December 31, 2005
		Gross			Gross
		Carrying	Accumulated		Carrying	Accumulated
	Useful Life	Amount	Amortization	Net	Amount	Amortization	Net

Waste and energy contracts	2 - 22 years	$388,378	$91,850	$296,528	$388,378	$46,704	$341,674
Lease interest and other	12 - 23 years	72,154	4,555	67,599	72,314	1,558	70,756
Landfill	7 years	17,985	3,066	14,919	17,985	400	17,585

Total amortizable intangible assets		478,517	99,471	379,046	$478,677	48,662	430,015
Other intangibles	Indefinite	4,528	—	4,528	4,528	—	4,528

Intangible assets, net		$483,045	$99,471	$383,574	$483,205	$48,662	$434,543

Amortization expense related to waste and energy contracts and other intangible assets was $47.8 million, $33.0 million and $15.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The lease interest asset is amortized to rent expense in plant operating expenses and was $3.0 million, $1.5 million and zero for the years ended December 31, 2006, 2005, and 2004 respectively.

The following table details the amount of the actual/estimated amortization expense associated with intangible assets as of December 31, 2006 included or expected to be included in our statement of operations for each of the years indicated (in thousands of dollars):

	Waste and	Landfill, Lease
	Energy	Interest and Other
	Contracts	Contracts	Totals

Year ended December 31, 2006	$45,146	$5,663	$50,809

2007	$44,854	$5,147	$50,001
2008	43,180	5,147	48,327
2009	39,635	5,147	44,782
2010	27,317	5,147	32,464
2011	24,228	5,147	29,375
Thereafter	117,314	56,783	174,097

Total	$296,528	$82,518	$379,046

Goodwill

Goodwill was $91.3 million and $255.9 million as of December 31, 2006 and 2005, respectively. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in the ARC Holdings acquisition in accordance with the provisions of SFAS 142. Goodwill has an indefinite life and is not amortized but is to be reviewed for impairment under the provisions of SFAS 142. We performed the required annual impairment review of our recorded goodwill for reporting units using a discounted cash flow approach as of October 1, 2006 and determined that no goodwill was impaired. Goodwill is not deductible for federal income tax purposes.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the changes in carrying value of goodwill for the years ended December 31, 2006 and 2005 (in thousands of dollars):

Total

Balance as of December 31, 2004	$—
Goodwill acquired (preliminary purchase price allocation)	255,927

Balance as of December 31, 2005	255,927
Purchase price allocation adjustments for the ARC Holdings acquisition
Reduction of liability owed to one of the prior owners of ARC Holdings (Note 13)	(27,358)
Increase in an unfavorable waste contract liability	12,140
Increase to carrying value of property, plant and equipment	(9,531)
Increase to net deferred tax assets related to Grantor Trust items (Note 21)	(109,796)
Increase to deferred tax assets associated with opening balance sheet adjustments	(36,940)
Other, net	6,840

Balance as of December 31, 2006	$91,282

Note 10.	Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands of dollars):

	As of December 31,
	2006	2005

Marketable securities available-for-sale	$—	$926
Unamortized bond issuance costs	736	2,255
Securities available-for-sale (Note 7)	2,206	2,149
Restricted funds for pre-petition tax liabilities	19,604	19,604
Deferred financing costs	19,440	23,834
Other noncurrent receivables	11,131	16,890
Reinsurance recoverable on unpaid losses	12,308	14,786
Interest rate swaps	13,125	14,949
Spare parts	14,314	14,011
Other	16,933	10,109

Total	$109,797	$119,513

The New Credit Facilities do not require the interest rate swap arrangements, and on February 9, 2007, the swap arrangements described above were unwound. For additional information, see Note 30. Subsequent Events.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands of dollars):

	As of December 31,
	2006	2005

Operating expenses	$55,460	$48,631
Insurance	2,208	1,346
Interest payable	31,135	38,639
Municipalities’ share of revenues	55,067	48,505
Payroll and payroll taxes	34,284	33,963
Lease payments	1,849	1,549
Pension and profit sharing	2,097	4,737
California Grantor Trust Settlement (Note 21)	—	10,342
Taxes payable	1,544	3,198
Other	13,824	14,441

Total	$197,468	$205,351

Note 12.	Deferred Revenue

Deferred revenue consisted of the following (in thousands of dollars):

	As of December 31,
	2006	2005

Advance billings to municipalities	$7,985	$7,636
Unearned insurance premiums	641	1,009
Other	7,831	5,879

Total	$16,457	$14,524

Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands of dollars):

	As of December 31,
	2006	2005

Waste and service contracts (Note 1)	$135,607	$135,076
Interest rate swap	9,855	11,852
Accrued pre-petition tax liabilities	19,604	19,604
Benefit obligation	38,979	45,705
Asset retirement obligation	23,740	25,506
Liability to prior ARC Holdings owner	—	25,602
Insurance loss and loss adjustment reserves (Note 14)	38,020	46,868
Service contract obligations	9,607	8,718
Other	30,166	24,471

	$305,578	$343,402

The New Credit Facilities do not require the interest rate swap arrangements, and on February 9, 2007, the interest rate swap arrangements were settled. For additional information, see Note 18. Financial Instruments and Note 30. Subsequent Events.

Agreements between an ARC Holdings’ subsidiary and one of the prior owners of ARC Holdings were terminated as of June 14, 2006. The liability related to these agreements has been adjusted to recognize the termination of the liability. See Note 3. Acquisitions and Dispositions for the ARC Holdings purchase price allocation adjustment related to the termination of these agreements.

As of June 25, 2005, ARC Holdings’ waste and service contracts were recorded at their fair market values, in accordance with SFAS 141, based upon discounted cash flows attributable to the “below market” portion of the waste and service contracts using currently available information. Amortization is calculated by the straight-line method over the remaining weighted-average contract life which is approximately 12 years.

The following table details the amount of the actual/estimated amortization contra-expense associated with the below market waste and service contracts liability as of December 31, 2006 included or expected to be included in our statements of operations for each of the years indicated (in thousands of dollars):

Waste and
Service
Contracts

Year ended December 31, 2006	$11,609

2007	$11,942
2008	11,955
2009	12,002
2010	12,094
2011	12,153
Thereafter	75,461

Total	$135,607

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS 143, we recognize a legal liability for asset retirement obligations when it is incurred — generally upon acquisition, construction, or development. Our legal liabilities include capping, closure and post-closure costs of landfill cells and site restoration for certain energy-from-waste and power producing sites. Our asset retirement obligation is presented as follows (in thousands of dollars):

	As of December 31,
	2006	2005

Beginning of period asset retirement obligation	$25,506	$18,912
Accretion expense	2,308	1,766
Deductions(1)	(5,972)	—
Additions(2)	4,675	4,828

End of period asset retirement obligation	$26,517	$25,506
Less: current portion	(2,777)	—

Asset retirement obligation	$23,740	$25,506

(1)	Deductions in 2006 related to expenditures and settlements of the asset retirement obligation liability and net revisions based on current estimates of the liability and revised expected cash flows and life of the liability.

(2)	Additions in 2006 related primarily to asset retirement obligation revisions based on purchase price allocation during 2006 for the ARC Holdings acquisition (See Note 3. Acquisitions and Dispositions). Additions in 2005 relate to the asset retirement obligation established upon emergence for the Warren County, New Jersey facility and the asset retirement obligations assumed related to the ARC Holdings acquisition.

Note 14.	Unpaid Losses and Loss Adjustment Expenses

The following table summarizes the activity in the insurance subsidiaries’ liability for unpaid losses and LAE during the three most recent years (in thousands of dollars):

	As of December 31,
	2006	2005	2004

Net unpaid losses and LAE at beginning of year	$32,082	$46,228	$65,142
Incurred, net, related to:
Current year	7,579	8,172	10,343
Prior years	297	1,763	2,518

Total net incurred	7,876	9,935	12,861
Paid, net, related to:
Current year	(4,085)	(4,792)	(5,427)
Prior years	(10,221)	(19,349)	(26,408)

Total net paid	(14,306)	(24,141)	(31,835)
Plus: Increase in allowance for reinsurance recoverable on unpaid losses	60	60	60

Net unpaid losses and LAE at end of year	25,712	32,082	46,228
Plus: Reinsurance recoverable on unpaid losses	12,308	14,786	18,042

Gross unpaid losses and LAE at end of year	$38,020	$46,868	$64,270

The net losses and LAE incurred during 2006 related to prior years was $0.3 million. The net losses and LAE incurred during 2006 related to prior years was attributable to recognition of unfavorable development in:

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property & casualty of $0.2 million; workers’ compensation of $0.4 million; and unallocated LAE for all lines of $0.5 million. Favorable development on prior periods was recognized in commercial automobile and private passenger automobile of $0.2 million and $0.6 million, respectively. The net losses and LAE incurred during 2005 related to prior years was $1.8 million. The net losses and LAE incurred during 2005 related to prior years was attributable to recognition of unfavorable development in: commercial auto of $0.5 million; workers’ compensation of $0.5 million; and unallocated LAE for all lines of $1.6 million. Favorable development on prior periods was recognized in property & casualty and private passenger automobile of $0.4 million and $0.4 million, respectively. The net losses and LAE incurred during 2004 related to prior years was attributable to recognition of unfavorable development in: commercial auto of $2.4 million primarily for accident years 2001 through 2002; and property and casualty of $1.6 million; and unallocated LAE for all lines of $0.9 million. Favorable development on prior periods was recognized in workers’ compensation and private passenger automobile of $0.7 million and $1.8 million, respectively.

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

The unpaid losses and LAE related to A&E is established considering facts currently known and the current state of the law and coverage litigation. Liabilities are estimated for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific contract of insurance or reinsurance and we can reasonably estimate our liability. Estimates for unknown claims and development of reported claims are included in NAICC’s unpaid losses and LAE. The liability for the development of reported claims is based on estimates of the range of potential losses for reported claims in the aggregate. Estimates of liabilities are reviewed and updated continually and there is the potential that NAICC’S exposure could be materially in excess of amounts which are currently recorded. We do not expect that liabilities associated with these types of claims will result in a material adverse effect on the future liquidity or financial position of our insurance business. However, claims such as these are based upon estimates and there can be no assurance that the ultimate liability will not exceed or even materially exceed such estimates. As of the years ended December 31, 2006 and 2005, NAICC’s net unpaid losses and LAE relating to A&E were approximately $6.0 million and $6.4 million, respectively.

Note 15.	Leases

Waste and Energy Services principal leases are for leaseholds on energy-from-waste facilities and independent power projects, trucks and automobiles, and machinery and equipment. Some of these operating leases have renewal options.

Rent expense under operating leases was as follows (in thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004

Waste and energy services	$25,916	$20,859	$15,823
Other services	898	849	1,273

Total	$26,814	$21,708	$17,096

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 (in thousands of dollars):

		Non-Recourse Portion
	Future Minimum	of Future Minimum
Year	Rental Payments	Rental Payments

2007	$33,962	$15,749
2008	36,178	19,278
2009	56,096	23,065
2010	39,854	23,362
2011	39,935	23,571
Thereafter	214,875	143,723

Total	$420,900	$248,748

Waste and Energy Services’ future minimum rental payment obligations include $248.7 million of future non-recourse rental payments that relate to energy-from-waste facilities. Of this amount $147.8 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $100.9 million is related to an energy-from-waste facility at which we serve as operator and directly markets one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. We anticipate renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.

Waste and Energy Services’ electricity and steam sales include lease income of approximately $95.9 million, $91.6 million and $66.5 million for the year ended December 31, 2006, 2005, and 2004, respectively, related to two Indian and one Chinese power project that were deemed to be operating lease arrangements under EITF No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), as of March 10, 2004. This amount represents contingent rentals because the lease payments for each facility depend on a factor directly related to the future use of the leased property. The output deliverable and capacity provided by the two Indian facilities have each been purchased by a single party under long-term power purchase agreements which expire in 2016. The electric power and steam off-take arrangements and maintenance agreement for the Chinese facility are also with one party. In June 2006, we sold our ownership interest in the Chinese facility.

Property, plant and equipment accounted for as leased to others under EITF 01-08 consisted of the following (in thousands of dollars):

	As of December 31,
	2006	2005

Land	$33	$31
Energy facilities	75,376	86,885
Buildings, machinery and improvements	8,220	8,430

Total	83,629	95,346
Less accumulated depreciation and amortization	(19,374)	(19,317)

Property, plant, and equipment — net	$64,255	$76,029

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Long-Term Debt

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of Covanta Energy’s debt facilities with new Covanta Energy debt facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility, and a $650 million term loan facility (collectively referred to as the “New Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.75 million in aggregate principal amount of convertible Debentures issued by us, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer, of approximately $604.4 million in principal aggregate amount of outstanding notes previously issued by Covanta Energy’s intermediate subsidiaries.

We completed our public offerings of equity and debt, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the New Credit Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. Additional information, including material terms and financial statement impacts related to our recapitalization plan, is provided in Note 30. Subsequent Events.

As of December 31, 2006 and 2005, long-term debt was comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

	As of December 31,
	2006	2005

Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	$368,389	$229,312
Second Lien Term Loan Facility	260,000	400,000

	628,389	629,312

Intermediate Subsidiary Debt
6.26% Senior Notes due 2015	192,000	234,000
8.50% Senior Secured Notes due 2010	195,785	195,785
7.375% Senior Secured Notes due 2010	224,100	224,100

	611,885	653,885
Unamortized debt premium	19,748	24,726

Total intermediate subsidiary debt	631,633	678,611

Other long-term debt	101	196

Total long-term debt	1,260,123	1,308,119
Less: current portion (includes $4,732 and $4,807 of unamortized premium)	(36,434)	(47,549)

Total long-term debt	$1,223,689	$1,260,570

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 26, 2006, Covanta Energy entered into agreements which amended its existing credit agreements. All material terms of Covanta Energy’s first lien term loan facility and second lien term loan facility remained unchanged except for the following:

•	Interest rates applicable to the existing First Lien Term Loan Facility and to credit linked deposits applicable to its Funded L/C Facility were reduced from a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” plus 3.00% to LIBOR plus 2.25%.

•	The amount available for the issuance of letters of credit under the existing $100 million Revolving L/C Facility was increased from $75 million to $90 million.

•	New term loan commitments were provided which allowed Covanta Energy to increase the principal amount outstanding under its first lien term loan facility by up to $140 million, and use the proceeds to prepay up to $140 million under the existing second lien term loan facility.

•	Certain covenants restricting Covanta Energy’s ability to invest available cash and enter into limited recourse borrowings were modified to provide additional flexibility in the context of permitted acquisitions.

On June 30, 2006, Covanta Energy utilized the new term loan commitment of $140 million on its first lien term loan facility to prepay $140 million under the second lien term loan facility. Covanta Energy incurred a call premium of $2.8 million which was paid on June 30, 2006. Covanta Energy recognized a loss on extinguishment of debt of $2.3 million which was classified as other expense on the consolidated statement of operations and a write-off to interest expense of a portion of the second lien term loan facility deferred financing costs of $4.5 million in the three months ended June 30, 2006 related to the $140 million prepayment under the second lien term loan facility.

The December 31, 2006 scheduled principal payment on the amended First Lien Term Loan Facility was made on January 2, 2007 (the next business day). As of December 31, 2006, Covanta Energy was in compliance with covenants under the credit facilities.

Short-Term Liquidity

As of December 31, 2006, Covanta Energy had available credit for liquidity as follows (in thousands of dollars):

	Total		Available
	Available		As of
	Under Facility	Maturing	December 31, 2006

Revolving Credit Facility(1)	$100,000	2011	$99,000
Funded L/C Facility	$320,000	2012	$549

(1)	Up to $90 million of which may be utilized for letters of credit.

As of December 31, 2006, Covanta Energy issued $1 million of letters of credit under the secured revolving credit facility (“Revolving Credit Facility”) and had not drawn any loans from this Revolving Credit Facility. On March 21, 2006, Covanta Energy’s availability under the Funded L/C Facility was voluntarily reduced to $320 million from $340 million. As of December 31, 2006, Covanta Energy had approximately $319.5 million outstanding letters of credit under the Funded L/C Facility.

Financing Costs

Deferred financing costs on the consolidated balance sheet as of December 31, 2006 and 2005 represent capitalizable costs incurred by us in connection with the acquisition of ARC Holdings and refinancing of Covanta Energy’s recourse debt. All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. Deferred financing costs on the consolidated balance sheet as of December 31, 2004 represented capitalizable costs incurred by Covanta in connection with the acquisition of

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covanta Energy. These costs were written down to zero on June 24, 2005 upon the refinancing in connection with the ARC Holdings acquisition.

Amortization of deferred financing costs is included as a component of interest expense and was $8.3 million, $10.8 million, and $7.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 17.	Project Debt

Project debt is presented below (in thousands of dollars):

	As of December 31,
	2006	2005

Project debt related to Service Fee structures
4.0-6.75% serial revenue bonds due 2007 through 2015	$263,430	$305,360
3.0-7.0% term revenue bonds due 2007 through 2022	224,225	244,390
Adjustable-rate revenue bonds due 2007 through 2019	111,115	121,065
7.322% other debt obligations due 2007 through 2020	69,509	83,621

Subtotal	668,279	754,436
Unamortized debt premium, net	22,907	34,413

Total Service Fee structure related project debt	691,186	788,849

Project debt related to Tip Fee structures
4.875-6.70% serial revenue bonds due 2007 through 2016	388,645	429,205
5.00-5.625% term revenue bonds due 2010 through 2019	257,750	265,700

Subtotal	646,395	694,905
Unamortized debt premium, net	22,216	28,897

Total Tip Fee structure related project debt	668,611	723,802

International project debt	76,150	85,633

Total project debt	1,435,947	1,598,284
Less current project debt (includes $14,656 and $16,893 of unamortized premium)	(190,242)	(174,114)

Noncurrent project debt	$1,245,705	$1,424,170

Project debt associated with the financing of energy-from-waste facilities is arranged by municipal entities through the issuance of tax-exempt and taxable revenue bonds or other borrowings. Generally, debt service for project debt related to Service Fee Structures is the primary responsibility of municipal entities, whereas debt service for project debt related to Tip Fee structures is paid by our project subsidiary from project revenue expected to be sufficient to cover such expense.

Payment obligations for the project debt associated with energy-from-waste facilities owned by Covanta Energy are limited recourse to the operating subsidiary and non-recourse to Covanta Energy, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective energy-from-waste facilities and related assets. As of December 31, 2006, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $2.5 billion and restricted funds held in trust of approximately $355.4 million.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rates on adjustable-rate revenue bonds are adjusted periodically based on current municipal-based interest rates. The average adjustable rate for such revenue bonds was 3.84% and 3.47% as of December 31, 2006 and 2005, respectively, and the average adjustable rate for such revenue bonds was 3.38% and 2.43% during 2006 and 2005 for the full year, respectively.

The $76.2 million in international project debt includes the following obligations as of December 31, 2006:

•	$38.6 million due to financial institutions, of which $10.1 million is denominated in U.S. dollars and $28.5 million is denominated in Indian rupees as of December 31, 2006. This debt relates to the construction of a heavy fuel-oil fired diesel engine power plant in India and working capital debt relating to the operations of the project. The U.S. dollar debt bears a coupon rate at the three-month LIBOR, plus 4.5% (9.87% as of December 31, 2006). The outstanding Indian rupee debt borrowed for construction of the power plant bears a coupon rate at 7.75% and the average coupon rate on the working capital debt was 9.65% in 2006. The construction related debt extends through 2011. The entire debt is non-recourse to Covanta Energy, and is secured by the project assets. The power off-taker has failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.

•	$37.6 million as of December 31, 2006, due to financial institutions relate to the construction of a second heavy fuel-oil fired diesel engine power plant in India and working capital debt relating to the operations of the project. The entire debt is denominated in Indian rupees. The construction related debt bears coupon rates ranging from 7.5% to 12.5% in 2006 and the average coupon rate on the working capital debt was 9.25% in 2006. The construction related debt extends through 2010. The entire debt is non-recourse to Covanta Energy and is secured by the project assets. The power off-taker has failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.

As of December 31, 2006, Covanta Energy had one interest rate swap agreement related to project debt that economically fixes the interest rate on certain adjustable-rate revenue bonds. For additional information related to this interest rate swap, see Note 18. Financial Instruments.

The maturities of long-term project debt were as follows (in thousands of dollars):

	As of December 31, 2006
Year	Debt	Premium	Total

2007	$175,586	$14,656	$190,242
2008	164,415	10,597	175,012
2009	176,249	7,941	184,190
2010	175,488	5,364	180,852
2011	120,014	2,932	122,946
Thereafter	579,072	3,633	582,705

Total	1,390,824	45,123	1,435,947
Less current portion	(175,586)	(14,656)	(190,242)

Total noncurrent project debt	$1,215,238	$30,467	$1,245,705

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange.

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

Fair values for debt were determined based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issues.

The fair value of our interest rate swap agreements is the estimated amount we would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.

Waste and Energy Services

The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2006. However, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2006, and current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair value of financial instruments is presented as follows (in thousands of dollars):

	As of December 31, 2006
	Carrying	Estimated
	Amount	Fair Value

Assets:
Cash and cash equivalents	$173,860	$173,860
Marketable securities	3,880	3,880
Receivables	223,404	223,404
Restricted funds	427,526	428,365
Interest rate swap receivable	13,125	13,125

Liabilities:
Debt	$1,260,123	$1,261,293
Project debt	1,435,947	1,396,204
Interest rate swap payable	9,855	9,855
Off Balance-Sheet Financial Instruments:
Guarantees(a)

(a)	Additionally guarantees include approximately $9 million of guarantees related to international energy projects. These guarantees were subsequently reduced to $1.9 million in February 2007.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Services

The carrying amounts, which approximate the fair values of financial instruments, are as follows (in thousands of dollars):

	As of December 31, 2006
	Carry	Estimated
	Amount	Fair Value

Assets:
Cash	$59,582	$59,582
Restricted funds	6,660	6,660
Parent investments — fixed maturity securities	3,200	3,200
Insurance business investments — fixed maturity securities	35,007	35,007
Insurance business investments — equity securities	1,549	1,549

ACL Warrants

On January 12, 2005, two of our subsidiaries received warrants to purchase 168,230 shares of common stock of ACL at $12.00 per share. The number of shares and exercise price subject to the warrants were subsequently adjusted to 672,920 shares at an exercise price of $3.00 per share, as a result of a four-for-one stock split effective as of August 2005. The warrants were given by certain of the former creditors of ACL under the ACL plan of reorganization. Our investment in ACL was written down to zero in 2003.

We recorded the warrants as a derivative security in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). We recorded the warrants at their aggregate fair value of $0.8 million on the grant date and marked the warrants to their fair value each subsequent financial statement date. During October 2005, we converted the ACL warrants into shares of ACL’s common stock and sold the shares resulting in net cash proceeds of $18 million and a realized pre-tax gain of $15.2 million.

Interest Rate Swaps

As of December 31, 2006, Covanta Energy had one interest rate swap agreement related to project debt that economically fixes the interest rate on certain adjustable-rate revenue bonds. This swap agreement was entered into in September 1995 and expires in January 2019. Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the client community’s obligation under the related service agreement. Therefore, all payments made or received under the swap agreement are a pass through to the client community. Under the swap agreement, Covanta Energy paid an average fixed rate of 9.8% from 2003 through January 2005, and will pay 5.18% thereafter through January 2019, and received a floating rate equal to the rate on the adjustable rate revenue bonds, unless certain triggering events occur (primarily credit events), which results in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty. In the event Covanta Energy terminates the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the year ended December 31, 2006 the floating rate on the swap averaged 3.39%. The notional amount of the swap as of December 31, 2006 was $76.4 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. The counterparty to the swap is a major financial institution. Covanta Energy believes the credit risk associated with nonperformance by the counterparty is not significant. The swap agreement resulted in increased debt service expense of $1.4 million and $2.2 million for 2006 and 2005, respectively. The effect on Covanta Energy’s weighted-average borrowing rate of the project debt was an increase of 0.09% for 2006.

Covanta Energy was required, under financing arrangements in effect since June 24, 2005, to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Credit Facilities. On July 8, 2005, Covanta Energy entered into two separate pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, we entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. On December 27, 2006, the notional amount of the original swap agreements reduced to $250 million from $300 million. These swaps were designated as cash flow hedges in accordance with SFAS 133. Accordingly, unrealized gains or losses will be deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the swaps decreased interest expense for the year ended December 31, 2006 by $2.4 million and increased interest expense for the year ended December 31, 2005 by $0.7 million. As of December 31, 2006 and 2005, the net after-tax deferred gain in other comprehensive income was $2.1 million and $2.0 million, respectively ($3.3 million and $3.1 million before income taxes, respectively, which was recorded in other assets). The New Credit Facilities do not require the interest rate swap arrangements, and on February 9, 2007, the swap arrangements described above were settled. For additional information related to the New Credit Facilities, see Note 30. Subsequent Events.

Note 19.  Employee Benefit Plans

Waste and Energy Services

We sponsor various retirement plans covering the majority of our domestic employees and retirees, as well as other post-retirement benefit plans for a small number of domestic retirees that include healthcare benefits and life insurance coverage. Of our international employees, 99% participate in defined benefit or defined contribution retirement plans as required or available in accordance with local laws. Effective December 31, 2005, we froze the defined benefit pension plan for domestic employees who do not participate in retirement plans offered by collective bargaining units. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and have a non-forfeitable right to these benefits as of such date. Our funding policy for the defined benefit pension plan has been to contribute annually an amount to be exempt from the Pension Benefit Guaranty Corporation variable rate premiums.

Substantially all of our domestic employees are eligible to participate in savings plans we sponsor. Domestic employees not participating in our retirement plans generally participate in retirement plans offered by collective bargaining units of which these employees are members. The savings plan allows employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. Effective January 1, 2006, in connection with freezing our defined benefit pension plans for domestic employees, we enhanced our savings plan for domestic employees by providing a company contribution to the savings plan. Our costs related to these savings plans were $11.0 million and $3.5 million for the years ended December 31, 2006 and 2005, respectively.

In September 2006, the FASB issued SFAS 158 which requires recognition of the overfunded or underfunded positions of defined benefit pension and other postretirement benefit plans on the balance sheet. For an underfunded plan, the incremental liability to be recorded is equal to the difference between the projected benefit obligation and the fair value of plan assets. SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) allow for deferred recognition of this liability through amortization of this difference over time. Under SFAS 158, actuarial gains and losses and prior service costs and credits that arise during the period but, pursuant to SFAS 87 and SFAS 106 are not yet recognized as components of net periodic benefit cost, would be recognized as a component of accumulated other comprehensive income, net of tax. SFAS 158 requires an adjustment to the beginning balance of accumulated earnings, net of tax, for any transition obligation remaining from the initial application of SFAS 87 and SFAS 106. Such amounts would not be subsequently amortized as a component of net periodic benefit cost. SFAS 158 was effective for fiscal years ending after December 15, 2006. We have adopted SFAS 158 for the year ended December 31, 2006 and have determined that the impact to be immaterial to our consolidated financial statements.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of the changes in the benefit obligations and fair value of assets for our defined benefit pension and other postretirement benefit plans, the funded status (using a December 31 measurement date) of the plans and the related amounts recognized in our consolidated balance sheets (in thousands of dollars, except percentages as noted):

	Pension Benefits		Other Benefits
	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation	$75,167	$67,098	$11,582	$11,818
Service cost	—	7,223	—	—
Interest cost	4,300	3,990	617	657
Actuarial loss (gain)	2,101	(1,384)	2,593	272
Benefits paid	(1,423)	(1,760)	(941)	(1,164)

Benefit obligation at end of year	$80,145	$75,167	$13,851	$11,583

Change in plan assets:
Plan assets at fair value	$45,342	$36,976	$—	$—
Actual return on plan assets	5,275	2,600	—	—
Covanta Energy contributions	6,017	7,526	941	1,164
Benefits paid	(1,423)	(1,760)	(941)	(1,164)

Plan assets at fair value at end of year	$55,211	$45,342	$—	$—

Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(24,934)	$(29,825)	$(13,851)	$(11,583)
Unrecognized net gain	—	(5,578)	—	(133)

Net amount recognized	$(24,934)	$(35,403)	$(13,851)	$(11,716)

Accumulated other comprehensive income — recognized under SFAS 158:
Net actuarial (gain) loss	$(4,999)	N/A	$2,460	N/A
Net prior service cost	—	N/A	—	N/A

Total as of December 31, 2006	$(4,999)	N/A	$2,460	N/A

Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan assets had a fair value of $55.2 million and $45.3 million as of December 31, 2006 and 2005, respectively. The allocation of plan assets was as follows:

	As of December 31,
	2006	2005

U.S. Equities	62%	68%
U.S. Debt Securities	19%	19%
Other	19%	13%

Total	100%	100%

Our expected return on plan assets assumption is based on historical experience and by evaluating input from the trustee managing the plans assets. The expected return on the plan assets is also impacted by the target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. The target ranges of allocation of assets are as follows:

U.S. Equities	35 — 70%
U.S. Debt Securities	10 — 55%
Other	0 — 55%

We anticipate that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are reviewed and the pension plans’ investments are rebalanced to reflect the targeted allocation when considered appropriate.

For management purposes, an annual rate of increase of 9% in the per capita cost of health care benefits was assumed for 2006 for covered employees. The rate was assumed to decrease gradually to 5.5% in 2010 and remain at that level.

For the pension plans with accumulated benefit obligations in excess of plan assets the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $80.1 million, $60.3 million, and $55.2 million, respectively as of December 31, 2006 and $75.2 million, $56.8 million, and $45.3 million, respectively, as of December 31, 2005.

We estimate that the future benefits payable for the retirement and post-retirement plans in place are as follows (in thousands of dollars).

	As of December 31,
		Other Benefits
	Pension	Post
	Benefits	Medicare

2007	$912	$1,002
2008	976	1,044
2009	1,191	1,076
2010	1,180	1,097
2011	1,441	1,110
2012 - 2016	11,641	4,731

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension costs for our defined benefit plans and other post-retirement benefit plans included the following components (in thousands of dollars):

	Pension Benefits		Other Benefits
	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Components of Net Periodic Benefit Cost:
Service cost	$—	$7,223	$—	$—
Interest cost	4,300	3,990	617	657
Expected return on plan assets	(3,689)	(3,015)	—	—
Amortization of net actuarial gain	(64)	—	—	—

Net periodic benefit cost	$547	$8,198	$617	$657

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care trend rate would have the following effects (in thousands of dollars):

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$39	$(38)
Effect on postretirement benefit obligation	952	(829)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into Law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost in our consolidated financial statements and this note reflects the effects of the Act on the plans.

Other Services

Under the NAICC 401(k) Plan, employees may elect to contribute up to 20% of the eligible compensation to a maximum dollar amount allowed by the Internal Revenue Service (“IRS”). NAICC provides a matching contribution equal to 50% of the first 6% of compensation contributed by employees to the 401(k) Plan. Contributions for each of the three years ended December 31, 2006, 2005 and 2004 were less than $0.1 million.

A non-contributory defined benefit pension plan (the “Plan”) covers substantially all of NAICC’s employees. However in 2001, service credits under the Plan were frozen and in 2006 eligibility was frozen. Pension benefits are based on an employee’s years of service and average final compensation. The funding policy of the Plan is for NAICC to contribute the minimum pension costs equivalent to the amount required under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Commitments and Contingencies

We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, record as a loss an estimate of the ultimate outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.

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

Environmental Matters

Covanta Energy’s operations are subject to environmental regulatory laws and environmental remediation laws. Although Covanta Energy’s operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, we believe that Covanta Energy is in substantial compliance with existing environmental laws and regulations.

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

The potential costs related to the matters described below and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of Covanta Energy’s responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, Covanta Energy believes that the following proceedings will not have a material adverse effect on our consolidated financial position or results of operations.

In June 2001, the Environmental Protection Agency (“EPA”) named Covanta Energy’s wholly-owned subsidiary, Covanta Haverhill, Inc. (“Haverhill”), as one of 2,000 potentially responsible parties (“PRPs”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (“Beede site”), a former waste oil recycling facility. EPA alleges that approximately 14.3 million gallons of waste oil were disposed at the Beede site, including approximately 45,000 gallons of waste oil from Haverhill. On January 9, 2004, EPA signed its Record of Decision (“ROD”) with respect to cleanup of the Beede site. The estimated cost to implement the selected remedy is $48 million, exclusive of reimbursement of past costs and future oversight costs of EPA and the State of New Hampshire. On June 20, 2006, EPA issued a Unilateral Administrative Order (“UAO”) to a group of PRPs, including

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Haverhill, with respect to implementation of the Beede site cleanup; however, the UAO effective date was extended pending Consent Decree negotiations. On December 15, 2006, Haverhill together with numerous other PRPs, signed the Beede Waste Oil Superfund Site RD/RA Consent Decree with respect to remediation of the Beede site. The Consent Decree, which will supplant the UAO, becomes effective upon approval and entry by the U.S. District Court in New Hampshire. We currently believe that based on the amount of waste oil Haverhill is alleged to have sent to the Beede site in comparison to other similarly-situated settling respondent PRPs, its ultimate liability will not be material to its financial position and results of operations although it is not possible at this time to predict that outcome with certainty.

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

Other Commitments

Other commitments as of December 31, 2006 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$325,032	$4,401	$320,631
Surety bonds	61,880	—	61,880

Total other commitments — net	$386,912	$4,401	$382,511

The letters of credit were issued pursuant to the facilities to secure our performance under various contractual undertakings related to our domestic and international projects, or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

As of December 31, 2006, Covanta Energy had approximately $0.5 million in available capacity for additional letters of credit under its Funded L/C Facility and $89 million available capacity for letters of credit under its existing revolving credit facility. We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn under the current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If we were unable to immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the Credit Facilities as additional term loans issued under the First Lien Facilities.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The surety bonds listed on the table above relate primarily to performance obligations ($52.9 million) and support for closure obligations of various energy projects when such projects cease operating ($9 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.

We have certain contingent obligations related to the Debentures. These are:

•	holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017 and February 1, 2022;

•	holders may require us to repurchase their Debentures, if a “fundamental change” occurs; and

•	holders may exercise their conversion rights, which would require us to pay the conversion settlement amount in cash and/or our common stock.

See Note 30. Subsequent Events — 2007 Recapitalization Plan — Material Terms of the Debentures for specific criteria related to contingent interest, conversion or redemption features of the Debentures.

Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain energy-from-waste facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of December 31, 2006 associated with the repayment of the municipalities’ project debt on such facilities was approximately $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of December 31, 2006 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned energy-from-waste facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such damages at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

With respect to our international businesses, Covanta Energy and certain of its subsidiaries have issued guarantees on behalf of our international operating subsidiaries with respect to contractual obligations to operate certain international power projects and one energy-from-waste project. The potential damages owed under such arrangements for international projects may be material.

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

Note 21.	Income Taxes

We file a federal consolidated income tax return with our eligible subsidiaries. Covanta Lake II, Inc. files outside of the consolidated return group. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 109 requires the establishment of a valuation allowance when we conclude that it is “more likely than not” that we will not realize our deferred tax assets. Pursuant to SFAS 109, we make periodic determinations of whether it is “more likely than not” that all or a portion of our deferred tax assets will be realized. In making these determinations, we consider all of the relevant factors, both positive and negative, which may impact upon our future taxable income including the size and operating results of our subsidiaries, the competitive environment in which these subsidiaries operate and the impact of the grantor trust activity. We have evaluated the realizability of our deferred tax assets as of December 31, 2006 and have concluded that it is “more likely than not” that some of these deferred tax assets will not be realized. As of December 31, 2006, we have a valuation allowance of $68 million. During 2006, we reduced our valuation allowance by $23 million. The reduction primarily included a net $13 million adjustment to the goodwill associated with the acquisition of ARC Holdings, since the facts and circumstances associated with these items existed as of the date of the ARC Holdings acquisition, and if not for the ARC Holdings acquisition we would not have been able to make the conclusion that it was “more likely than not” that these deferred tax assets would be realized, and $10 million that was a reduction to income tax expense.

Beginning in the second quarter of 2006, we adopted the permanent reinvestment exception under APB 23 whereby we will no longer provide for deferred taxes on the undistributed earnings of our international subsidiaries. We intend to permanently reinvest our international earnings outside of the United States in our existing international operations and in any new international business which may be developed or acquired. As a result of the adoption of APB 23, we recognized a benefit of $10 million associated with the reversal of deferred taxes accrued on unremitted earnings of international affiliates in prior periods. Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately $54 million as of December 31, 2006. This policy resulted in an unrecognized deferred tax liability of approximately $19 million in 2006.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in the calendar year ended December 31. 2006. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although, these additional tax benefits or windfalls were reflected in the NOLs, pursuant to SFAS 123R, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in 2006 due to the NOLs, these windfall tax benefits were not reflected in our NOLs in the deferred tax assets for 2006. Windfalls included in NOLs but not reflected in deferred tax assets for 2006 were $2.8 million.

In June 2006, the FASB issued FIN 48. This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainty in income taxes. We will be required to adopt the provisions of FIN 48 in the first quarter of 2007. We continue to evaluate the impact of adoption on our consolidated financial statements. At this time, we do not know what the impact will be upon adoption of this standard.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had consolidated federal NOLs estimated to be approximately $410 million for federal income tax purposes as of the end of 2006. The NOLs will expire in various amounts from December 31, 2007 through December 31, 2025, if not used. Our NOLs will expire, if not used, in the following amounts in the following years (in thousands of dollars):

Amount of
Carryforward
Expiring

2007	$87,285
2008	31,688
2009	39,665
2010	23,600
2011	19,755
2012	38,255
2019	33,636
2022	26,931
2023	108,331
2024	212
2025	203

$409,561

In addition to the consolidated federal NOLs, we have additional federal credits and loss carryforwards of $46 million and state credits and loss carryforwards of $13 million that will expire between 2007 and 2026. These deferred tax assets are offset by a valuation allowance of $37 million.

The components of income tax expense were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004

Current:
Federal	$(4,889)	$5,757	$4,320
State	15,196	4,194	5,392
Foreign	7,250	6,941	5,079

Total current	17,557	16,892	14,791
Deferred:
Federal	29,819	12,014	(2,030)
State	1,530	5,916	(665)
Foreign	(10,441)	(171)	(561)

Total deferred	20,908	17,759	(3,256)

Total income tax expense	$38,465	$34,651	$11,535

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of our income tax expense at the federal statutory income tax rate of 35% to income tax expense at the effective tax rate is as follows (in thousands of dollars):

	For the Years Ended
	December 31,
	2006	2005	2004

Income tax expense at the federal statutory rate	$42,780	$27,148	$12,416
State and other tax expense	12,296	6,572	3,072
Change in valuation allowance	(10,319)	(9,485)	(15,423)
Grantor trust income	6,210	5,250	5,810
Subpart F income and foreign dividends	2,328	7,190	5,153
Taxes on foreign earnings	(9,531)	(7)	(138)
Production tax credits	(3,158)	(3,132)	—
Other, net	(2,141)	1,115	645

Total income tax expense	$38,465	$34,651	$11,535

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in thousands of dollars):

	As of December 31,
	2006	2005

Deferred Tax Assets:
Loss reserve discounting	$2,135	$2,066
Capital loss carryforward	24,228	25,684
Net operating loss carryforwards	155,517	174,198
Accrued expenses	42,042	51,075
Tax basis in bond and other costs	12,893	22,067
Deferred tax assets attributable to Covanta Lake II, Inc.	5,505	10,425
Deferred tax assets attributable to pass-through entities	84,368	—
Other	4,290	17,306
AMT and other credit carryforwards	17,441	10,203

Total gross deferred tax asset	348,419	313,024
Less: valuation allowance	(68,215)	(90,959)

Total deferred tax asset	280,204	222,065

Deferred Tax Liabilities:
Unremitted earnings of foreign subsidiaries	—	10,031
Unbilled accounts receivable	32,728	35,049
Property, plant and equipment	156,340	211,741
Intangible assets	45,425	62,992
Deferred tax liabilities attributable to pass-through entities	433,857	381,334
Other, net	7,971	6,793

Total gross deferred tax liability	676,321	707,940

Net deferred tax liability	$(396,117)	$(485,875)

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our NOLs predominantly arose from our predecessor insurance entities (which were subsidiaries of our predecessor, which was formerly named Mission Insurance Group, Inc., “Mission”). These Mission insurance entities have been in state insolvency proceedings in California and Missouri since the late 1980’s. The amount of NOLs available to us will be reduced by any taxable income generated by current members of our consolidated tax group, which include grantor trusts associated with the Mission insurance entities. Based on a review of the claims activity and balance sheets of the California grantor trusts, we believe that additional tax deductions will be recognized by the California grantor trusts as they wind down. In the fourth quarter of 2006, a deferred tax asset of $84 million was recognized on our consolidated balance sheet for this expected benefit. Additionally, $12 million was recognized as a deferred tax asset as a result of revised taxable losses from the grantor trusts for the 2004 tax year. These increases were recorded as a reduction to goodwill associated with the ARC Holdings acquisition, since the facts and circumstances associated with these items existed as of the date of the ARC Holdings acquisition, and if not for the ARC Holdings acquisition we would not have been able to make the conclusion that it was “more likely than not” that these deferred tax assets would be realized. See Note 9. Intangible Assets and Goodwill for additional information regarding these adjustments to goodwill.

In January 2006, we executed agreements with the California Commissioner of Insurance (the “California Commissioner”), who administers the majority of the grantor trusts, regarding the final administration and conclusion of such trusts. The agreements, which were approved by the California state court overseeing the Mission insolvency proceedings (the “Mission Court”), settle matters that had been in dispute regarding the historic rights and obligations relating to the conclusion of the grantor trusts. These include the treatment of certain claims against the grantor trusts which are entitled to distributions of an aggregate of 1,572,625 shares of our common stock previously issued to the California Commissioner under existing agreements entered into at the inception of the Mission insurance entities’ reorganization. The distribution of such shares by the California Commissioner is among the final steps necessary to conclude the insolvency cases relating to the trusts being administered by the California Commissioner.

In connection with these agreements and in order to facilitate the orderly conclusion of the grantor trust estates, the distribution of such stock and the settlement of the related disputes, we have paid an aggregate amount equal to approximately $9.14 million to the California Commissioner. Additionally, we agreed to reimburse the California Commissioner’s Conservation and Liquidation Office for certain expenses and provide assistance under the agreements. In the fourth quarter of 2005, we recorded an additional $1.175 million related to expenses associated with these agreements.

We have discussed with the Director of the Division of Insurance of the State of Missouri (the “Missouri Director”), who administers the balance of the grantor trusts relating to the Mission Insurance entities, similar arrangements for distribution of the remaining 154,756 shares of our common stock by the Missouri Director to claimants of the Missouri grantor trusts. Given the claims activity relating to the Missouri grantor trusts, and the lack of disputed matters with the Missouri Director, we do not expect to enter into additional or amended contractual arrangements with the Missouri Director with respect to the final administration of the Missouri grantor trusts or the related distribution by the Missouri Director of shares of our common stock.

While we cannot predict with certainty what amounts, if any, may be includable in taxable income as a result of the final administration of these grantor trusts, we believe that neither arrangements with the California Commissioner nor the final administration by the Missouri Director will result in a material reduction in available NOLs.

Note 22.	Insurance Regulation, Dividend Restrictions and Statutory Surplus

Our insurance subsidiaries are regulated by various states. For regulatory purposes, separate financial statements which are prepared in accordance with statutory accounting principles are filed with these states. The insurance subsidiaries prepares its statutory-basis financial statements in accordance with accounting practices

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescribed or permitted by the California Department of Insurance (the “CDI”). Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (the “Insurance Association”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed (see below for discussion of the insurance businesses permitted practice). The Insurance Association has adopted a comprehensive set of accounting principles for qualification as an Other Comprehensive Basis of Accounting which was effective in 2001. As of the years ended December 31, 2006 and 2005, our operating insurance subsidiaries had statutory capital and surplus of $18.0 million and $17.3 million, respectively. The combined statutory net income for our operating insurance subsidiaries, as reported to the regulatory authorities for the years ended December 31, 2006, 2005 and 2004, was $0.8 million, $4.8 million, and $0.8 million, respectively. In 2005, NAICC recognized an other than temporary impairment of its investment in Valor for an amount equal to its cost basis of $5.9 million, reducing statutory surplus in 2005 by $0.7 million.

A model for determining the risk-based capital (“RBC”) requirements for property and casualty insurance companies was adopted in December 1993 and companies are required to report their RBC ratios based on their statutory annual statements. As of December 31, 2006, NAICC’s RBC was substantially in excess of the regulatory Authorized Control Level.

Insurance companies are subject to insurance laws and regulations established by the states in which they transact business. The governmental agencies established pursuant to these state laws have broad administrative and supervisory powers over insurance company operations. These powers include granting and revoking of licenses to transact business, regulating trade practices, establishing guaranty associations, licensing agents, approving policy forms, filing premium rates on certain business, setting reserve requirements, determining the form and content of required regulatory financial statements, conducting periodic examination of insurers’ records, determining the reasonableness and adequacy of capital and surplus, and prescribing the maximum concentrations of certain classes of investments. Most states have also enacted legislation regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions and other related matters. Our insurance subsidiaries have registered as holding company systems pursuant to such legislation in California and routinely report to other jurisdictions.

Under the California Insurance Code, NAICC is prohibited from paying shareholder dividends, other than from accumulated earned surplus, exceeding the greater of net income or 10% percent of the preceding year’s statutory surplus, without prior approval of the CDI. No dividends were paid in 2006, 2005 or 2004. The overall limit of dividends that can be paid during 2007 is approximately $1.8 million as long as there is sufficient accumulated earned surplus to pay such. As of the year ended December 31, 2006, NAICC did not have sufficient accumulated earned surplus, as defined by the CDI, to pay further ordinary dividends.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Stock-Based Award Plans

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of Covanta Energy employees’ populations from the Covanta Energy pension plan. During the quarter ended September 30, 2006, we adjusted the number of stock options and restricted stock awards expected to vest due to additional stock option and restricted stock grants as described below and increased forfeitures of stock options and stock awards as compared to previous estimations. We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally the vesting term of three years.

The impact to the consolidated financial statements, as a result of the adoption of SFAS 123R compared to continued recognition of stock-based compensation under APB 25, was approximately $1.4 million to income before income taxes and approximately $1.2 million to net income for the year ended December 31, 2006. The impact on both basic and diluted earnings per share was less than $0.01 per share for the year ended December 31, 2006. The reductions that resulted from the adoption of SFAS 123R reflected the stock-based compensation expense associated with the unvested stock option awards. Stock-based compensation expense previously recognized in accordance with APB 25 for restricted stock awards remained essentially unchanged under the provisions of SFAS 123R.

We received $1.1 million, $3.0 million and $3.5 million from the exercise of non-qualified stock options in the years ended December 31, 2006, 2005, and 2004 respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during 2006 due to our NOLs. When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized.

Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with APB 25 and followed the disclosure requirements of SFAS 123. The stock options fair values were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005: dividend yield of 0% per annum; an expected life of approximately 8 years; expected volatility of 70% - 80%; and a risk free interest rate of 4% - 5%. The stock options fair values were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004: dividend yield of 0% per annum; an expected life of approximately 8 years; expected volatility of 50% - 73%; and a risk free interest rate of 4% - 6%. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) (in thousands of dollars, except per share amounts).

	For the Years Ended December 31,
	2005	2004

Net income as reported	$59,326	$34,094
Add: Actual stock-based option expense included in net income — net of tax effects	(19)	128
Less: Stock-based compensation expense determined under SFAS 123 — net of tax effects	(2,613)	(987)

Pro forma net income	$56,694	$33,235

Basic earnings per share:
As reported	$0.49	$0.39
Pro forma	$0.46	$0.38
Diluted earnings per share:
As reported	$0.46	$0.37
Pro forma	$0.44	$0.36

Stock-Based Award Plans

We adopted the Covanta Holding Corporation Equity Award Plan for Employees and Officers (the “Employees Plan”) and the Covanta Holding Corporation Equity Award Plan for Directors (the “Directors Plan”), (collectively the “Award Plans”), effective with stockholder approval on October 5, 2004. On July 25, 2005, our Board of Directors approved and on September 19, 2005, our stockholders approved the amendment to the Employees Plan to authorize the issuance of an additional 2,000,000 shares. The 1995 Stock and Incentive Plan (the “1995 Plan”) was terminated with respect to any future awards under such plan on October 5, 2004 upon stockholder approval of the Award Plans. The 1995 Plan will remain in effect until all awards have been satisfied or expired.

The purpose of the Award Plans is to promote our interests (including our subsidiaries and affiliates) and our stockholders’ interests by using equity interests to attract, retain and motivate our management, non-employee directors and other eligible persons and to encourage and reward their contributions to our performance and profitability. The Award Plans provide for awards to be made in the form of (a) shares of restricted stock, (b) incentive stock options, (c) non-qualified stock options, (d) stock appreciation rights, (e) performance awards, or (f) other stock-based awards which relate to or serve a similar function to the awards described above. Awards may be made on a stand alone, combination or tandem basis. The maximum aggregate number of shares of common stock available for issuance is 6,000,000 under the Employees Plan and 400,000 under the Directors Plan.

Restricted Stock Awards

Restricted stock awards that have been issued to employees and directors typically vest over a three-year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered and the required financial performance factor has been reached for each pre-determined vesting date. A percentage of each employee restricted stock award granted has financial performance factors. Stock-based compensation expense for each financial performance factor is recognized beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period.

Restricted stock awards to employees are subject to forfeiture if the employee is not employed on the vesting date. Restricted stock awards issued to directors prior to 2006 were subject to the same forfeiture restrictions as are

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable to employees. Restricted stock awards issued to directors in 2006 are not subject to forfeiture in the event a director ceases to be a member of the Board of Directors, except in limited circumstances. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer or to receive dividends, when issued). The fair value of restricted stock awards is based on the average of the high and low market price of our common stock on the day immediately preceding the grant date of the award.

We entered into an employment agreement with Mark A. Pytosh to serve as Senior Vice President and Chief Financial Officer (the “Employment Agreement”). The Employment Agreement was effective as of September 1, 2006 and has a term expiring October 5, 2009. Pursuant to the Employment Agreement, upon commencement of his employment on September 1, 2006, Mr. Pytosh received a grant of 20,000 shares of restricted stock. The restricted stock award will be expensed over the requisite service period. The terms of the restricted stock award include vesting provisions based on financial performance factors (applicable to 66% of the award) and continued service over the passage of time (applicable to 34% of the award). If all performance and service criteria are satisfied, the award vests over three years, with 6,666 shares vesting on March 17, 2007, 6,667 shares vesting on March 17, 2008 and the remaining 6,667 shares vesting on March 17, 2009.

On May 31, 2006, in accordance with our existing program for annual director compensation, we granted 36,000 shares of restricted stock under the Directors Plan. The awards have a requisite service based vesting period as follows: 12,000 shares (33.33%) vested on May 31, 2006; 12,000 shares (33.33%) vesting on May 31, 2007; and 12,000 shares (33.34%) vesting on May 31, 2008. We determined that the service vesting condition of the restricted stock awards granted to the directors on May 31, 2006 to be non-substantive and, in accordance with SFAS 123R, recorded the entire fair value of the awards as compensation expense in the three months ended June 30, 2006.

On March 17, 2006, we awarded certain employees 480,055 shares of restricted stock under the Employees Plan. The restricted stock awards will be expensed over the requisite service period, and assumes an eight percent forfeiture rate. The terms of the restricted stock awards include vesting provisions based on two financial performance factors (applicable to 66% of the award) and continued service over the passage of time (applicable to 34% of the award). If all performance and service criteria are satisfied, the awards vest over three years, with 160,002 shares (33.33%) vesting on March 17, 2007, 160,002 shares (33.33%) vesting on March 17, 2008 and the remaining 160,051 shares (33.34%) vesting on March 17, 2009.

On September 19, 2005, in accordance with our existing program for annual director compensation, we granted 13,500 shares of restricted stock under the Directors Plan. The restricted stock vests on a pro rata basis over three years commencing on the date of grant.

On July 7, 2005, we awarded certain key employees 404,000 shares of restricted stock under the Employees Plan. The terms of the restricted stock awards include vesting provisions based on two financial performance factors (66%) and continued service over the passage of time (34%). The awards vest over approximately 31 months, with 134,636 shares (33.33%) vesting on February 28, 2006, 134,636 shares (33.33%) vesting on February 28, 2007 and the remaining 134,728 shares (33.34%) vesting on February 29, 2008.

On October 5, 2004, we granted 641,010 shares of restricted stock under the Employees Plan. Restrictions upon 50% of the restricted stock shall lapse on a pro rata basis over three years commencing on February 28, 2005 and the restrictions upon the remaining 50% of the restricted stock shall lapse over the same three year period based upon the satisfaction of performance-based metrics of operating cash flow or such other performance measures as may be determined by the Compensation Committee of the Board of Directors.

On October 5, 2004, we granted 15,500 shares of restricted stock under the Directors Plan. Restrictions on the restricted stock shall lapse on a pro rata basis over three years commencing on the date of grant. On December 5, 2004, we granted an additional 1,250 shares of restricted stock under the Directors Plans with similar term and vesting provisions.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in nonvested restricted stock awards during the year ended December 31, 2006 were as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	828,154	$9.88
Granted	536,055	17.05
Vested	(356,189)	9.61
Forfeited	(72,487)	13.20

Nonvested at December 31, 2006	935,533	13.85

As of December 31, 2006, there was $7.1 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized over a period of up to three years. Total compensation expense for restricted stock awards was $5.5 million, $4.1 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Options

2004 Stock Option Plan

We have also awarded stock options to certain employees and directors. Stock options awarded to directors vested immediately. Stock options awarded to employees typically vested annually over three years. We had one nonvested stock option award outstanding as of December 31, 2005, which was granted in October 2004. The fair value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: fair value option price — $5.68; risk-free interest rate — 4.25%; dividend yield — 0%; expected volatility (based on historical volatility) — 76%; and expected life — 8 years.

Pursuant to the Employment Agreement, as discussed above, upon commencement of his employment on September 1, 2006, Mr. Pytosh received options to purchase 50,000 shares of our common stock. The options have an exercise price of $20.35 per share and expire 10 years from the date of grant. The options vest in two equal installments, with 25,000 shares vesting on February 28, 2007 and 25,000 shares vesting on February 28, 2008. The fair value of the options was calculated using the Black-Scholes option pricing model with the following assumptions: fair value option price — $10.90; risk-free interest rate — 4.65%; dividend yield — 0%; expected volatility (based on historical volatility) — 40%; and expected life — 8 years.

On September 19, 2005, in accordance with our existing program for annual director compensation, we granted options to purchase an aggregate of 120,006 shares of common stock under the Directors Plan. The options have an exercise price of $12.90 per share and expire 10 years from the date of grant. The options vested upon the date of grant, but were not exercisable until March 19, 2005.

On October 5, 2004, we granted options to purchase an aggregate of 1,020,000 shares of common stock under the Employees Plan. The options have an exercise price of $7.43 per share and expire 10 years from the date of grant and vest over three years commencing on February 28, 2006.

On October 5, 2004, we granted options to purchase an aggregate of 93,338 shares of common stock under the Directors Plan. The options have an exercise price of $7.43 per share and expire 10 years from the date of grant and vested upon the date of grant. On December 5, 2004, we granted an additional 11,111 stock options at an exercise price of $7.85 under the Directors Plans with similar term and vesting provisions.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1995 Stock Option Plan

In September 2001, our stockholders approved amendments to the 1995 Plan which increased the aggregate number of shares available for option grants from 1,700,000 to 2,540,000 and provided for options to be awarded to independent contractors.

On July 24, 2002, our Board amended the 1995 Plan to increase the aggregate number of shares available for grant from 2,540,000 to 4,976,273. The Board reserved 1,936,273 shares for the grant of stock options to management of ACL, of which options for 1,560,000 shares of our common stock were granted. The options have an exercise price of $5.00 per share and expire 10 years from the date of grant. One-half of the options time vest over a four-year period in equal annual installments and one-half of the options vest over a four-year period in equal annual installments contingent upon the financial performance of ACL and compliance with the terms of its senior bank facility. During 2003, options for 829,375 shares of common stock were forfeited due to terminations and ACL not achieving the performance targets.

In July 2002, options for 918,084 shares previously granted to our employees, directors and contractors, which would have expired upon the termination of the service of these individuals to Covanta on July 24, 2002, were extended two years or two years beyond the termination of their service in a new capacity, but in no event longer than the original term with vesting accelerated simultaneously with the extension.

On August 7, 2003, we granted options for 50,000 shares of common stock to an employee of NAICC. The options have an exercise price of $1.45 per share and expire 10 years from the grant date. 20,000 of the options vest on the first and second anniversary of the grant date and the remaining 10,000 options vest on the third anniversary of the grant date.

The following table summarizes activity and balance information of the options under the Awards Plans and 1995 Plan:

	As of December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

1995 Stock Option Plan
Outstanding at the beginning of the year	315,093	$5.26	795,677	$4.87	2,564,543	$4.79
Granted	—	—	—	—	—	—
Exercised	136,667	5.45	427,250	4.41	965,991	4.27
Forfeited	—	—	53,334	6.25	802,875	5.14

Outstanding at the end of the year	178,426	$5.11	315,093	$5.26	795,677	$4.87
Options exercisable at year end	178,426	$5.11	305,093	$5.38	715,675	$5.04
Options available for future grant	—	—	—	—	—	—
2004 Stock Option Plan
Outstanding at the beginning of the year	928,115	$8.14	1,124,449	$7.43	—	$—
Granted	50,000	20.35	120,006	12.90	1,124,449	7.43
Exercised	41,543	9.19	296,340	7.45	—	—
Forfeited	85,334	7.43	20,000	7.43	—	—

Outstanding at the end of the year	851,238	$8.87	928,115	$8.14	1,124,449	$7.43
Options exercisable at year end	216,572	$10.12	258,115	$9.97	104,449	$7.47
Options available for future grant	3,494,230		4,081,535		1,475,551

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, options for shares were in the following price ranges:

			Weighted
			Average
	Options Outstanding		Remaining	Options Exercisable
	Number of	Weighted Average	Contractual Life	Number of	Weighted Average
Exercise Price Range	Shares	Exercise Price	(Years)	Shares	Exercise Price

$1.45 - $4.26	70,001	$3.06	6.5	70,001	$3.06
$5.31	38,425	5.31	3.0	38,425	5.31
$7.06	70,000	7.06	1.0	70,000	7.06
$7.43	694,566	7.43	7.8	109,900	7.43
$12.90	106,672	12.90	8.7	106,672	12.90
$20.35	50,000	20.35	9.7	—	—

	1,029,664	8.22		394,998	7.86

The aggregate intrinsic value as of December 31, 2006 for options outstanding, options vested and expected to vest in the future and options exercisable was $14.2 million, $13.5 million and $5.6 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2006 (December 29, 2006). The intrinsic value changes based on the fair market value of our common stock. Total intrinsic value of options exercised for the year ended as of December 31, 2006 was $2.1 million.

As of December 31, 2006, there were options to purchase 978,891 shares of common stock that had vested and were expected to vest in future periods at a weighted average exercise price of $8.21. The total fair value of options expensed was $1.4 million for the year ended December 31, 2006. As of December 31, 2006, there was $1.0 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.2 years.

Note 24.	Stockholders’ Equity

Covanta’s common stock was traded on the American Stock Exchange under the symbol “DHC” until close of trading on October 4, 2005. Since that date, Covanta’s stock has been traded on the New York Stock Exchange under the symbol “CVA”.

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed an underwritten public offering of 6.118 million shares of our common stock for approximately $136.6 million, net of underwriting discounts and commissions, and an underwritten public offering of approximately $373.75 million aggregate principal amount of convertible debentures issued by us, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions. Additional information, including material terms related to our recapitalization plan, is contained in Note 30. Subsequent Events.

In connection with a pro rata rights offering to all stockholders on May 27, 2005, we issued approximately 66.7 million additional shares of common stock for approximately $400 million of gross proceeds, as more fully described in Note 3. Acquisitions and Dispositions of the Notes. On September 19, 2005, our stockholders approved an amendment to the charter to increase the number of authorized shares of common stock to 250,000,000 from 150,000,000. As of December 31, 2006, there were 147,656,721 shares of common stock issued of which 147,499,500 were outstanding; the remaining 157,221 shares of common stock issued but not outstanding were held as treasury stock as of December 31, 2006.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with a pro rata rights offering to all stockholders on May 18, 2004, we issued approximately 27.4 million additional shares of common stock for approximately $42 million of gross proceeds. In addition, we issued the maximum 8.75 million shares to Laminar pursuant to the conversion of approximately $13.4 million in principal amount of notes.

We agreed as part of the Covanta Energy acquisition in March 2004 to conduct a rights offering for up to 3.0 million shares of our common stock to certain holders of 9.25% debentures issued by Covanta Energy prior to its bankruptcy at a purchase price of $1.53 per share (the “9.25% Offering”). Because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings acquisition, and the related rights offering to shareholders (the “ARC Holdings Rights Offering”), we restructured the 9.25% Offering so that the holders that participated in the 9.25% Offering were offered the right to purchase an additional 2.7 million shares of our common stock at the same purchase price ($6.00 per share) as in the ARC Holdings Rights Offering. This represented an equivalent number of shares of common stock that such holders would have been entitled to purchase in the ARC Holdings Rights Offering if the 9.25% Offering was consummated on or prior to the record date for the ARC Holdings Rights Offering. On February 24, 2006, we completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds.

For information related to stock-based award plans, see Note 23. Stock-Based Award Plans.

The following represents shares of common stock reserved for future issuance:

As of December 31,
2006

Estimated stock purchase rights of certain creditors of Covanta Energy	—
Shares available for issuance under Equity Plans	4,629,228

As of December 31, 2006, there were 10,000,000 shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by the Covanta Board of Directors. The Board of Directors is authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.

Note 25.	Accumulated Other Comprehensive Income

AOCI, net of income taxes, consists of the following (in thousands of dollars):

	As of
	December 31,
	2006	2005

Foreign currency translation	$860	$(126)
Minimum pension liability	(303)	(403)
Adjustment for unrecognized net gain upon adoption of SFAS 158	1,650	—
Net unrealized gain on interest rate swap	2,125	2,013
Net unrealized loss on available-for-sale securities	(390)	(949)

Accumulated other comprehensive income	$3,942	$535

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26.	Earnings Per Share

Per share data is based on the weighted average outstanding number of our, par value $0.10 per share, common stock during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock, and rights whether or not currently exercisable. Diluted earnings per share for all the periods presented does not include securities if their effect was anti-dilutive (in thousands, except per share amounts).

	For the Years Ended December 31,
	2006	2005	2004

Net income	$105,789	$59,326	$34,094

Basic earnings per share:
Weighted average basic common shares outstanding	145,663	122,209	88,543

Basic earnings per share	$0.73	$0.49	$0.39

Diluted earnings per share:
Weighted average basic common shares outstanding	145,663	122,209	88,543
Stock options	557	688	302
Restricted stock	402	869	187
Rights	408	4,144	2,167

Weighted average diluted common shares outstanding	147,030	127,910	91,199

Diluted earnings per share	$0.72	$0.46	$0.37

Basic and diluted earnings per share and the weighted average shares outstanding have been retroactively adjusted in 2005 to reflect the bonus element contained in the ARC Holdings Rights Offering and retroactively adjusted in 2004 to reflect the bonus element contained in the 2005 ARC Holdings Rights Offering and the rights offering completed on May 18, 2004.

There were 50,000 stock options excluded from the weighted average diluted common shares calculation for the year ended December 31, 2006 because their inclusion would have been anti-dilutive as their exercise price was higher than the average market price during such period.

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed an underwritten public offering of 6.118 million shares of our common stock for approximately $136.6 million, net of underwriting discounts and commissions, and an underwritten public offering of approximately $373.75 million aggregate principal amount of convertible debentures issued by us, from which we received approximately $364.4 million, net of underwriting discounts and commissions. Additional information, including material terms related to our recapitalization plan, is contained in Note 30. Subsequent Events.

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

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 27.	Business Segments

Given the significance of the Covanta Energy and ARC Holdings acquisitions to our results of operations and financial condition, we decided, during the third quarter of 2005, to combine the previously separate business segments of Insurance Services and Holding company operations into one reportable segment called Other Services. We currently have two reportable business segments — Waste and Energy Services and Other Services. Certain prior period amounts, such as parent investment income, have been reclassified in the consolidated financial statements to conform to the current period presentation.

The Waste and Energy Services segment develops, constructs, owns and operates key infrastructure for others for the disposal of waste (primarily energy-from-waste) and independent power production facilities in the United States and abroad. We also have one water treatment facility in this segment. The Other Services segment is comprised of our insurance business, which writes property and casualty insurance in California, and the holding company which primarily receives income from its investments and incurred general and administrative expenses prior to the acquisition of Covanta Energy.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies, unless otherwise noted. Segment results were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004

Operating Revenues:
Waste and Energy Services
Domestic	$1,117,927	$831,018	$452,983
International	136,868	132,948	102,345

Subtotal Waste and Energy Services	1,254,795	963,966	555,328
Other Services	13,741	14,797	20,868

Total operating revenues	$1,268,536	$978,763	$576,196

Income (loss) from segment operations:
Waste and Energy Services
Domestic	$206,483	$128,642	$65,001
International	19,839	18,055	15,197

Subtotal Waste and Energy Services	226,322	146,697	80,198
Other Services	438	(481)	(3,328)

Total operating income	226,760	146,216	76,870
Other income (expense):
Investment income	11,770	6,129	2,343
Interest expense	(113,960)	(89,973)	(43,739)
Loss on extinguishment of debt	(2,342)	—	—
Gain on derivative instruments, ACL warrants	—	15,193	—

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	$122,228	$77,565	$35,474

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2006, 2005, and 2004, total assets, depreciation and amortization and capital additions were as follows (in thousands of dollars).

		Depreciation
	Total	and	Capital
	Assets	Amortization	Additions

2006
Waste and Energy Services (includes goodwill of $91.3 million)	$4,313,828	$193,114	$54,250
Other Services	123,992	103	17

Consolidated	$4,437,820	$193,217	$54,267

2005
Waste and Energy Services (includes goodwill of $255.9 million)	$4,569,025	$124,814	$23,468
Other Services	133,140	111	59

Consolidated	$4,702,165	$124,925	$23,527

2004
Waste and Energy Services	$1,814,042	$53,131	$11,878
Other Services	125,039	151	121

Consolidated	$1,939,081	$53,282	$11,999

Our operations are principally in the United States. Operations outside of the United States are primarily in Asia, with some projects in Latin America and Europe. A summary of revenues by geographic area is as follows (in thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004

Revenues:
United States	$1,131,667	$845,814	$473,851
India	108,150	94,680	64,805
Other Asia	27,741	37,735	36,648
Other International	978	534	892

Total	$1,268,536	$978,763	$576,196

A summary of total assets by geographic area is as follows (in thousands of dollars):

	As of December 31,
	2006	2005

Total Assets:
United States	$4,199,607	$4,470,539
India	71,098	75,279
Other Asia	110,437	103,585
Other International	56,678	52,762

Total	$4,437,820	$4,702,165

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 28.	Quarterly Data (Unaudited)

The following tables present quarterly unaudited financial data for the periods presented on the consolidated statements of operations (in thousands of dollars, except per share amounts):

	For the Year Ended December 31, 2006
Fiscal Quarter	First	Second	Third	Fourth	Total

Operating revenue	$305,356	$334,136	$311,115	$317,929	$1,268,536
Operating income	35,518	76,688	71,643	42,911	226,760
Net income	11,418	51,178	31,251	11,942	105,789
Earnings per share:
Basic	0.08	0.35	0.21	0.08	0.73
Diluted	0.08	0.35	0.21	0.08	0.72

	For the Year Ended December 31, 2005(1)
Fiscal Quarter	First	Second	Third	Fourth	Total

Operating revenue	$174,819	$199,092	$301,490	$303,362	$978,763
Operating income	13,859	28,814	64,991	38,552	146,216
Net income	10,303	5,917	37,401	5,705	59,326
Earnings per share:
Basic	0.10	0.06	0.27	0.04	0.49
Diluted	0.10	0.05	0.26	0.04	0.46

(1)	Includes ARC Holdings’ results of operations since June 25, 2005.

Basic and diluted earnings per share and the weighted average shares outstanding have been retroactively adjusted in 2005 to reflect the bonus element contained in the ARC Holdings Rights Offering and retroactively adjusted in 2004 to reflect the bonus element contained in the 2005 ARC Holdings Rights Offering and the rights offering completed on May 18, 2004.

Note 29.	Related-Party Transactions

One member of our current Board of Directors is a senior advisor to a major law firm which Covanta Energy used for several years, predating our acquisition of Covanta Energy. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, oversight or provision of such services, is not involved in any manner in the billing of such services, and does not directly or indirectly benefit from associated fees. We have sought legal services and advice from this firm after March 10, 2004 and since that date have paid this law firm approximately $0.1 million in 2004 (after March 10, 2004), $0.8 million in 2005 and $0.3 million in 2006.

As part of the investment and purchase agreement with Covanta Energy, we were obligated to arrange a second lien credit facility to be entered into by Covanta Energy. Covanta Energy paid a fee to the agent bank for the second lien facility which was shared by the Bridge Lenders, among others. Also, in order to finance our acquisition of Covanta Energy and to arrange the second lien facility, Covanta entered into a note purchase agreement with the Bridge Lenders. In addition, in connection with such note purchase agreement, Laminar arranged for a $10 million revolving loan facility for CPIH secured by CPIH’s assets. The second lien facility and the CPIH revolving loan facility, were refinanced and replaced on June 24, 2005.

We and Covanta Energy have entered into a corporate services agreement, pursuant to which we provide to Covanta Energy, at Covanta Energy’s expense, certain administrative and professional services and Covanta Energy pays most of our expenses, which totaled $5.3 million and $17.8 million for the year ended December 31, 2006 and

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, respectively. The amounts accrued but not paid under these arrangements totaled $1.7 million and $12.4 million for the years ended December 31, 2006 and 2005.

As described in Note 4. Equity in Net Income from Unconsolidated Investments of the Notes, Covanta Energy holds a 26% investment in Quezon. Covanta Energy and Quezon are both party to an agreement in which Covanta Energy assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. For the fiscal years ended December 31, 2006, 2005 and 2004, Covanta Energy, subsequent to their acquisition by us, collected $26.9 million, $29.5 million and $34.7 million, respectively, for the operation and maintenance of the facility. As of December 31, 2006, the net amount due to Quezon was $2.2 million and as of December 31, 2005, the net amount due from Quezon was $0.1 million.

ACL was our indirect, wholly-owned subsidiary prior to ACL’s bankruptcy proceedings. At that same time, SZ Investments, LLC’s equity ownership in us was approximately 18%. SZ Investments, LLC is affiliated with Samuel Zell, our current Chairman of the Board of Directors and William Pate, the former Chairman of our Board and a current Director. Another affiliate of SZ Investments, HY I Investments, LLC, was a holder of approximately 42% of ACL’s Senior Notes and PIK Notes. The holders of ACL’s Senior Notes were among the class of grantors of the warrants to our subsidiaries.

SZ Investments, Third Avenue and Laminar, then representing aggregate ownership of approximately 40% of our outstanding common stock, each agreed to and participated in the ARC Holdings Rights Offering and acquired at least their respective pro rata portion of the shares. As consideration for their commitments, we paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million. We also agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that we undertake an underwritten offering within twelve months of the closing of the acquisition of ARC Holdings in order to provide such stockholders with liquidity or to register for resale common stock acquired in such offering. None of such stockholders exercised such right to request an underwritten offering prior to the expiration of such period.

We agreed as part of the Covanta Energy acquisition to conduct the 9.25% Offering and because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings Rights Offering, we restructured the 9.25% Offering to offer an additional 2.7 million shares of our common stock at the same purchase price as in the ARC Holdings Rights Offering. On February 24, 2006, we completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds, including 633,380 shares purchased by Laminar pursuant to the exercise of rights held by Laminar as a holder of 9.25% debentures.

Note 30.	Subsequent Events

China Joint Venture

On February 12, 2007, we entered into agreements relating to the subscription for a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd. (“Sanfeng”). Sanfeng, a company located in Chongqing Municipality, China, is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tons per day 24 MW mass-burn energy-from-waste projects. Energy-from-waste facility design and engineering services are provided by Sanfeng using technology under license from Martin GmbH fur Umwelt und Energietechnik.

Our investment in Sanfeng is subject to various regulatory and other conditions precedent and is expected to be completed during the second quarter of 2007. Upon completion of our investment, Sanfeng will be converted into a Sino-foreign equity joint venture under Chinese law in which Sanfeng’s current shareholder, Chongqing Iron & Steel Company (Group) Limited, will hold the remaining 60% equity interest.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Recapitalization Plan

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of Covanta Energy’s debt facilities with new Covanta Energy debt facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility, and a $650 million term loan;

•	an underwritten public offering of 6.118 million shares of our common stock, in which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.75 million aggregate principal amount of convertible debentures issued by us, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer, of approximately $604.4 million in aggregate principal amount of outstanding notes previously issued by Covanta Energy’s intermediate subsidiaries.

We completed our public offerings of equity and debt, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the New Credit Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. As a result of the recapitalization plan, we expect to record in the first quarter of 2007 an aggregate charge of approximately $30 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, a call premium paid for the Second Lien Term Loan Facility, partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements. Components of this charge will be classified in our statement of operations as part of either loss on extinguishment of debt or interest expense. We are currently completing our analysis based upon the relevant authoritative accounting literature. The following discussion details the material terms of each of these transactions.

Material Terms of New Credit Facilities

The New Credit Facilities are comprised of:

•	a $300 million revolving loan facility due 2013, which includes a $200 million sub-facility for the issuance of letters of credit (the “Revolving Loan Facility”);

•	a $320 million funded letter of credit facility, due 2014 (the “Funded L/C Facility”); and

•	a $650 million term loan facility, due 2014 (the “Term Loan Facility”).

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization Terms

The New Credit Facilities include mandatory annual amortization of the Term Loan Facility to be paid in quarterly installments beginning June 30, 2007, through the date of maturity as follows (in thousands of dollars):

Annual
Remaining
Amortization

2007	$4,875
2008	6,500
2009	6,500
2010	6,500
2011	6,500
2012	6,500
2013	6,500
2014	606,125

Total	$650,000

Under the New Credit Facilities, Covanta Energy is obligated to apply a portion of excess cash from operations on an annual basis (calculated pursuant to the credit agreement), as well as specified other sources, to repay borrowings under the Term Loan Facility. The portion of excess cash to be used for this purpose is 50%, 25%, or 0%, based on measurement of the leverage ratio described below.

Interest and Fee Terms

Loans under the New Credit Facilities are designated, at our election, as Eurodollar rate loans or base rate loans. Eurodollar loans bear interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months (and at the end of every three months in the case of six month Eurodollar loans). Base rate loans bear interest at (a) a rate per annum equal to the greater of (1) the “prime rate” designated in the relevant facility or (2) the federal funds rate plus 0.5% per annum, plus (b) a borrowing margin as described below.

Letters of credit that may be issued in the future under the Revolving Credit Facility will accrue fees at the then effective borrowing margins on Eurodollar rate loans (described below), plus a fee on each issued letter of credit payable to the issuing bank. Letter of credit availability under the Funded L/C Facility accrues fees (whether or not letters of credit are issued thereunder) at the then-effective borrowing margin for Eurodollar rate loans times the total availability under letters of credit (whether or not then utilized), plus a fee on each issued letter of credit payable to the issuing bank. In addition, Covanta Energy has agreed to pay to the participants under the Funded L/C Facility a fee equal to 0.10% times the average daily amount of the credit linked deposit paid by such participants for their participation under the Funded L/C Facility.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The borrowing margins referred to above for the Revolving Credit Facility, the Term Loan Facility and the Funded L/C Facility are as follows:

			Borrowing Margin	Borrowing Margin
			for Term Loans,	for Term Loans,
			Funded Letters of	Funded Letters of
			Credit and	Credit and
	Borrowing Margin	Borrowing Margin	Credit-Linked	Credit-Linked
	for Revolving Loans	for Revolving Loans	Deposits	Deposits
Leverage Ratio	(Eurodollar Loans)	(Base Rate Loans)	(Eurodollar Loans)	(Base Rate Loans)

≥ 4.00:1.00	2.00%	1.00%	1.75%	0.75%

< 4.00:1.00 ≥ 3.25:1.00	1.75%	0.75%	1.50%	0.50%

< 3.25:1.00 ≥ 2.75:1.00	1.50%	0.50%	1.50%	0.50%

< 2.75:1.00	1.25%	0.25%	1.50%	0.50%

Guarantees and Securitization

The New Credit Facilities are guaranteed by us and by certain Covanta Energy subsidiaries. Covanta Energy and certain of its subsidiaries that are party to the New Credit Facilities agreed to secure all of Covanta Energy’s obligations under the New Credit Facilities by granting, for the benefit of secured parties, a first priority lien on substantially all of their assets, to the extent permitted by existing contractual obligations, a pledge of substantially all of the capital stock of each of Covanta Energy’s domestic subsidiaries owned by it and 65% of substantially all the capital stock of each of Covanta Energy’s foreign subsidiaries directly owned by it, in each case to the extent not otherwise pledged.

Debt Covenants and Defaults

The loan documentation under the New Credit Facilities contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facilities, we expect that the negative covenants will place limitations on Covanta Energy, but be materially less restrictive than the restrictions in effect during 2006 and prior to February 9, 2007.

The affirmative covenants of the New Credit Facilities include covenants relating to the following:

•	financial statements and other reports;

•	continued existence;

•	payment of taxes and claims;

•	maintenance of properties;

•	insurance coverage;

•	inspections by lenders (subject to frequency and cost reimbursement limitations);

•	lenders meetings;

•	compliance with laws;

•	environmental matters;

•	additional material real estate assets;

•	designation of subsidiaries; and

•	post-closing matters.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The negative covenants of the New Credit Facilities include limitations on the following:

•	indebtedness (including guarantee obligations);

•	liens;

•	negative pledge clauses;

•	restricted junior payments;

•	clauses restricting subsidiary distributions;

•	investments;

•	fundamental changes;

•	disposition of assets;

•	acquisitions;

•	conduct of business;
•	amendments or waivers of certain agreements;
•	changes in fiscal year; and
•	hedge agreements.

The financial covenants of the New Credit Facilities include the following:

•	maximum Covanta Energy leverage ratio, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the New Credit Facilities (“Adjusted EBITDA”);
•	maximum Covanta Energy capital expenditures; and
•	minimum Covanta Energy interest coverage ratio, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Defaults under the New Credit Facilities include:

•	non-payment of principal when due;
•	non-payment of any amount payable to an issuing bank in reimbursement of any drawing under a letter of credit when due;
•	non-payment of interest, fees or other amounts after a grace period of five days;
•	cross-default to material indebtedness;
•	violation of a covenant (subject, in the case of certain affirmative covenants, to a grace period of thirty days);
•	material inaccuracy of a representation or warranty when made;
•	bankruptcy events with respect to us, Covanta Energy or any material subsidiary or group of subsidiaries of Covanta Energy;
•	material judgments;
•	certain material ERISA events;
•	change of control (subject to exceptions for certain of our existing owners);
•	failure of subordination; and
•	actual or asserted invalidity of any guarantee or security document.

Material Terms of Equity Offering

On January 31, 2007, we completed an offering of 5.32 million shares of our common stock in an underwritten public offering. The shares were sold to the public at a price of $23.50 per share. We granted the underwriters an option to purchase up to an additional 798,000 shares of common stock at $22.325 per share for a period of 30 days beginning on and including the date of original issuance of the shares in connection with this offering, solely to cover over-allotments. The option was exercised and such additional shares were sold on February 6, 2007.

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds received in these offerings were approximately $136.6 million, net of underwriting discounts and commissions.

Material Terms of the Debentures

On January 31, 2007, we also completed an offering of $373.75 million principal amount of 1.00% Senior Convertible Debentures due 2027, in an underwritten public offering. This offering included debentures sold pursuant to an over-allotment option which was exercised by the underwriters. The Debentures constitute our general unsecured senior obligations and will rank equally in right of payment with any future senior unsecured indebtedness. The Debentures are effectively junior to our existing and future secured indebtedness, including the New Credit Facilities, to the extent of the value of the assets securing such indebtedness. The Debentures are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries.

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period.

Under limited circumstances, the Debentures are convertible by the holders thereof, at any time, into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share), subject to adjustment. In the event of certain types of fundamental changes, such as an acquisition of us by a third party, we will increase the conversion rate by a number of additional shares or, in lieu thereof and if applicable, an acquirer may elect to adjust the conversion obligation and conversion rate so that the Debentures are convertible based on the shares of the acquired or surviving company.

At our option, the Debentures are subject to redemption at any time on or after February 1, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed, plus accrued and unpaid interest (including contingent interest, if any). In addition, holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017 and February 1, 2022, in whole or in part, for cash at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus accrued and unpaid interest (including contingent interest, if any). The Debentures are also subject to repurchase by us, at the holder’s option, if a fundamental change occurs, for cash at a repurchase price equal to 100% of the principal amount of the Debentures, plus accrued and unpaid interest (including contingent interest, if any).

Intermediate Subsidiary Debt Tender Offer

On January 23, 2007, we commenced cash tender offers for (a) any and all of the outstanding 8 1/2% Senior Secured Notes due 2010 (the “MSW I Notes”) issued by MSW Energy Holdings LLC and its wholly owned subsidiary, MSW Energy Finance Co., Inc. (b) any and all of the outstanding 7 3/8% Senior Secured Notes due 2010 (the “MSW II Notes”) issued by MSW Energy Holdings II LLC and its wholly owned subsidiary, MSW Energy Finance Co. II, Inc. and (c) any and all of the outstanding 6.26% Senior Notes due 2015 (the “ARC Notes”) of Covanta ARC LLC.

In connection with each of the tender offers, we solicited the consents of the holders of each of the Notes to certain proposed amendments to the indentures governing such Notes. The primary purpose of the solicitations and

COVANTA HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

the proposed amendments was to eliminate from the indentures substantially all of the restrictive covenants and certain events of default provisions contained therein.

Under the terms of the tender offer for the MSW I Notes and MSW II Notes, we offered to purchase the outstanding MSW I Notes and MSW II Notes for a total consideration, for each $1,000 principal amount of MSW I Notes and MSW II Notes validly tendered and accepted for payment, equal to $1,096.46 and $1,079.92, respectively, which included a consent fee of $30 for each $1,000 principal amount of MSW I Notes and MSW II Notes validly tendered and accepted for payment.

Under the terms of the tender offer for the ARC Notes, we offered to purchase the outstanding ARC Notes for total consideration, for each $1,000 original principal amount of ARC Notes validly tendered and accepted for payment, equal to $729.82, which included a consent fee of $30 for each $1,000 principal amount of ARC Notes validly tendered and accepted for payment.

The solicitations for each of the Notes expired on February 5, 2007. At that time, we had received consents from the requisite number of holders of each of the outstanding MSW I Notes, MSW II Notes and ARC Notes, to amend the applicable indentures governing each of the Notes to eliminate substantially all of the restrictive covenants and certain events of default provisions. Each of the issuers entered into a supplemental indenture with the respective trustee for the applicable Notes. The supplemental indentures became operative on February 22, 2007.

SCHEDULE I

COVANTA HOLDING CORPORATION

CONDENSED STATEMENT OF OPERATIONS
HOLDING COMPANY ONLY

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Operating revenues	$—	$—	$—
Operating expenses:
Employee compensation and benefits	—	—	306
Director fees	—	—	99
Professional fees	—	—	1,664
Insurance expense	—	—	296
Other general and administrative expenses	—	—	152

Total operating expenses	—	—	2,517

Operating loss before income taxes	—	—	(2,517)
Investment income	2,711	800	485
Interest expense	—	—	(9,033)
Income tax benefit	3,891	274	13,273

Net income before equity in net income of subsidiaries	6,602	1,074	2,208

Equity in net income of Waste and Energy Services subsidiaries	98,752	43,540	33,276
Equity in net (loss) of insurance subsidiaries excluding gain on ACL warrants	435	(481)	(879)
Equity in net income of ACL Holdings LLC (former holder of the ACL warrants)	—	15,193	—
Equity in net income of marine services subsidiaries	—	—	(511)

Total equity in net income of subsidiaries	99,187	58,252	31,886

Net income	$105,789	$59,326	$34,094

Holding company expenses from above	$—	$—	$2,517

Holding company expenses reported on Consolidated Statements of Operations	$—	$—	$2,517

COVANTA HOLDING CORPORATION

CONDENSED STATEMENT OF FINANCIAL POSITION
HOLDING COMPANY ONLY

	As of December 31,
	2006	2005
	(In thousands)

ASSETS
Cash	$52,763	$29,478
Fixed maturities, available-for-sale at fair value (cost: $3,200 and $3,300)	3,200	3,300

Total cash and investments	55,963	32,778
Restricted cash, insurance subsidiary escrow	6,660	6,520
Investment in Waste and Energy Services subsidiaries	465,024	511,435
Investment in insurance subsidiaries	17,622	16,627
Intercompany receivable	11,635	17,567
Deferred tax asset	171,904	26,235
Prepaid and other assets	2,582	83

Total assets	$731,390	$611,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$1,984	$1,423
Income taxes payable	(9,746)	239
Other liabilities	—	10,342

Total liabilities	(7,762)	12,004

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 and 150,000 shares; issued 147,657 and 141,246 shares; outstanding 147,500 and 141,166 shares)	14,766	14,125
Additional paid-in capital	619,685	594,186
Unearned compensation	—	(4,583)
Accumulated other comprehensive income	3,942	535
Accumulated earnings (deficit)	100,775	(5,014)
Treasury stock, at par	(16)	(8)

Total stockholders’ equity	739,152	599,241

Total liabilities and stockholders’ equity	$731,390	$611,245

COVANTA HOLDING CORPORATION

CONDENSED STATEMENT CASH FLOWS
HOLDING COMPANY ONLY

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities:
Net income	$105,789	$59,326	$34,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gain on the sale of investment securities	—	—	(159)
Amortization of deferred financing costs	—	—	7,045
Change in accrued investment income	—	—	39
Stock option and unearned compensation expense	—	2	1,425
Interest payable	—	—	(400)
Deferred tax asset	1,068	(6,661)	(16,693)
Receivable from Waste and Energy Services	12,818	(11,495)	(2,016)
Equity in net income of Waste and Energy Services subsidiaries	(98,752)	(43,540)	(33,276)
Equity in net loss of marine services subsidiaries	—	—	511
Equity in net income of ACL Holdings LLC	—	(15,193)	—
Equity in net (income) loss of insurance subsidiaries	(435)	481	879
Changes in other assets and liabilities:
Other assets	(2,529)	(190)	(1,723)
Other liabilities	(16,221)	8,060	3,224

Net cash provided by (used in) operating activities	1,738	(9,210)	(7,050)

Investing activities:
Purchase of Energy and Marine Services	—	—	(36,400)
Contribution to Waste and Energy Services	—	(384,954)	—
Proceeds from sale of marine services subsidiaries	—	2,500	1,512
Proceeds from the sale of investment securities	100	15,975	612
Restricted cash, Covanta escrow	—	—	37,026
Purchase of investment securities, net	—	—	(3,300)

Net cash provided by (used in) investing activities	100	(366,479)	(550)

Financing activities
Parent company debt issue costs	—	—	(900)
Repayment of bridge financing	—	—	(26,612)
Net proceeds from rights offering	20,498	395,791	41,021
Funds held in escrow	—	(6,471)	—
Proceeds from the exercise of options for common stock	1,126	2,984	3,474
Other financing activities, net	(177)	(49)	—

Net cash provided by financing activities	21,447	392,255	16,983

Net increase in cash and cash equivalents	23,285	16,566	9,383
Cash and cash equivalents at beginning of period	29,478	12,912	3,529

Cash and cash equivalents at end of period	$52,763	$29,478	$12,912

Schedule II — Valuation and Qualifying Accounts

Receivables Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
	of Period	Expense	Accounts		Deductions	Period
	(In thousands)

WASTE AND ENERGY SERVICES
For the year ended December 31, 2006
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$3,997	$2,170	$1,003		$3,581	$3,589
Retention receivables — current	—	—	—		—	—
Doubtful receivables — noncurrent	274	81	—		(27)	382

Total	$4,271	$2,251	$1,003		$3,554	$3,971

For the year ended December 31, 2005
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$434	$2,478	$2,344	(1)	$1,259	$3,997
Retention receivables — current	—	—	—		—	—
Doubtful receivables — noncurrent	170	99	—		(5)	274

Total	$604	$2,577	$2,344		$1,254	$4,271

March 11, through December 31, 2004
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$—	$733	$—		$299	$434
Retention receivables — current	—	—	—		—	—
Doubtful receivables — noncurrent	—	—	—		(170)	170

Total	$—	$733	$—		$129	$604

OTHER SERVICES
Allowance for premiums and fees receivable
2006	$4	$—	$—		$—	$4
2005	128	(57)	—		67	4
2004	462	(40)	—		294	128
Allowance for uncollectible reinsurance on paid losses
2006	$958	$(82)	$—		$—	$876
2005	893	81	—		16	958
2004	1,328	(103)	—		332	893
Allowance for uncollectible reinsurance on unpaid losses
2006	$296	$60	$—		$—	$356
2005	236	60	—		—	296
2004	176	60	—		—	236

(1)	Acquired with purchase of ARC Holdings

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2006. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are effective to provide such reasonable assurance.

Our management, including the Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, we cannot provide absolute assurance that all control issues and instances of fraud, if any, within Covanta have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting

During the second quarter of 2006, we began implementation of a new operating system for the recording of information relating to our business. That effort is underway and is expected to continue into 2007. We initiated this effort as part of a routine system upgrade and as part of our integration efforts related to the ARC Holdings acquisition. We believe the new operating system, when fully implemented, will maintain and enhance our system of internal controls over financial reporting and our ability to record, process, summarize and report information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2006, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment under the framework in Internal Control — Integrated Framework, Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent auditors, Ernst & Young LLP, have issued an attestation report on our assessment of internal control over financial reporting. This report appears on page 166 of this report on Form 10-K for the year ended December 31, 2006.

Anthony J. Orlando
President and Chief Executive Officer

Mark A. Pytosh
Senior Vice President and
Chief Financial Officer

February 25, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Covanta Holding Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Covanta Holding Corporation maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Covanta Holding Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Covanta Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Covanta Holding Corporation and our report dated February 25, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
February 25, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covantaholding.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Equity Compensation Plans

The following table sets forth information regarding the number of our securities which could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the 2004 and 1995 Stock Incentive Plans and the number of securities remaining for future issuance under the 2004 Stock Incentive Plans. Upon adoption of the 2004 Stock Incentive Plans, future issuances under the 1995 Plan were terminated. We do not have any equity compensation plans that have not been approved by our security holders.

		Weighted Average	Number of Securities Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance
	be Issued Upon Exercise	Outstanding	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column A)
Plan category	(A)	(B)	(C)

Equity Compensation Plans Approved By Security Holders	1,029,664	$8.22	4,970,336	(1)
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

TOTAL	1,029,664	$8.22	4,970,336

(1)	Of the 4,970,336 shares that remain available for future issuance, 3,494,230 are currently reserved for issuance under the equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Auditor Fees” in the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Covanta Holding Corporation:

Included in Part II of this Report:

Consolidated Statement of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheet as of December 31, 2006 and 2005

Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements, for the years ended December 31, 2006, 2005 and 2004

Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2006, 2005 and 2004

(2) Financial Statement Schedules of Covanta Holding Corporation:

Included in Part II of this report:

Schedule I — Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts

Included as Exhibit F in this Part IV:

Separate financial statements of fifty percent or less owned persons. See Appendix F-1 through F-23.

All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3) Exhibits:

EXHIBIT INDEX

Exhibit No.		Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2	.1†	Investment and Purchase Agreement by and between Covanta Holding Corporation and Covanta Energy Corporation dated as of December 2, 2003 (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003, as amended by Covanta Holding Corporation’s Current Report on Form 8-K/A dated December 2, 2003 and filed with the SEC on January 30, 2004).
2	.2†	Note Purchase Agreement by and between Covanta Holding Corporation and the Purchasers named therein dated as of December 2, 2003 (incorporated herein by reference to Exhibit 2.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003, as amended by Covanta Holding Corporation’s Current Report on Form 8-K/A dated December 2, 2003 and filed with the SEC on January 30, 2004).
2	.3†	Amendment to Investment and Purchase Agreement by and between Covanta Holding Corporation and Covanta Energy Corporation dated February 23, 2004 (incorporated herein by reference to Exhibit 2.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
2	.4†	First Amendment to Note Purchase Agreement and Consent by and among Covanta Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C., SZ Investments, L.L.C. and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series, dated as of February 23, 2004 (incorporated herein by reference to Exhibit 2.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
2	.5†	Stock Purchase Agreement among Covanta ARC Holdings, Inc., the Sellers party thereto and Covanta Holding Corporation dated as of January 31, 2005 (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
Articles of Incorporation and By-Laws.
3	.1†	Restated Certificate of Incorporation of Covanta Holding Corporation (incorporated herein by reference to Exhibit 3.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 19, 2007 and filed with the SEC on January 19, 2007).
3	.2†	Amended and Restated Bylaws of Covanta Holding Corporation, as amended and effective October 5, 2004 (incorporated herein by reference to Exhibit 3.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated September 7, 2004 filed with the SEC on September 9, 2004).
Instruments Defining Rights of Security Holders, Including Indentures.
4	.1†	Specimen certificate representing shares of Covanta Holding Corporation’s common stock (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).

Exhibit No.		Description

4	.2†	Registration Rights Agreement dated November 8, 2002 among Covanta Holding Corporation and SZ Investments, L.L.C. (incorporated herein by reference to Exhibit 10.6 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 27, 2002 and filed with the SEC on March 27, 2003).
4	.3†	Registration Rights Agreement between Covanta Holding Corporation, D.E. Shaw Laminar Portfolios, L.L.C., SZ Investments, L.L.C., and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series, dated December 2, 2003 (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).
4	.4†	MSW Energy Holding LLC and MSW Energy Finance Co., Inc., and each of the Guarantors named therein, Series A and Series B 8 1/2% Senior Secured Note Due 2010 Indenture, dated as of June 25, 2003, by and among MSW Energy Holding LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of MSW Energy Holding LLC’s Registration Statement on Form S-4 filed with the SEC on September 23, 2003).
4	.5†	Supplemental Indenture, dated as of July 11, 2003, by and among MSW Energy Hudson LLC, MSW Energy Holding LLC, MSW Energy Finance Co., Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 of MSW Energy Holding LLC’s Registration Statement on Form S-4 filed with the SEC on September 23, 2003).
4	.6†	Second Supplemental Indenture, dated as of February 5, 2007, among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. Covanta Ref-Fuel II LLC, as the guaranteeing subsidiary, and Wells Fargo Bank, National Association, as successor trustee by merger to Wells Fargo Bank Minnesota, National Association (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 5, 2007 and filed with the SEC on February 9, 2007).
4	.7†	Form of Series A and Series B 8 1/2% Senior Secured Note Due 2010 (incorporated herein by reference to Exhibit 4.1 of MSW Energy Holding LLC’s Registration Statement on Form S-4 filed with the SEC on September 23, 2003).
4	.8†	MSW Energy Holding II LLC and MSW Energy Finance Co. II, Inc., and each of the Guarantors named therein, Series A and Series B 7 3/8% Senior Secured Note Due 2010 Indenture, dated as of November 24, 2003, by and among MSW Energy Holding II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 of MSW Energy Holding II LLC’s Registration Statement on Form S-4 filed with the SEC on February 10, 2004).
4	.9†	Supplemental Indenture, dated as of December 12, 2003, by and among UAE Ref-Fuel II Corp., MSW Energy Holding II LLC, MSW Energy Finance Co. II, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 of MSW Energy Holding II LLC’s Registration Statement on Form S-4 filed with the SEC on February 10, 2004).
4	.10†	Second Supplemental Indenture, dated as of February 5, 2007, among MSW Energy Holdings II LLC, MSW Energy Finance Co. II, Inc. Covanta Ref-Fuel II LLC, as the guaranteeing subsidiary, and Wells Fargo Bank, National Association, as successor trustee by merger to Wells Fargo Bank Minnesota, National Association (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 5, 2007 and filed with the SEC on February 9, 2007).
4	.11†	Form of Series A and Series B 7 3/8% Senior Secured Note Due 2010 (incorporated herein by reference to Exhibit 4.10 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).
4	.12†	Form of Warrant Offering Agreement between Wells Fargo Bank, National Association and Covanta Holding Corporation (incorporated herein by reference to Exhibit 4.11 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).

Exhibit No.		Description

4	.13†	Indenture dated as of May 1, 2003, by and between Covanta ARC LLC and Wachovia Bank, National Association as Trustee and Securities Intermediary (incorporated herein by reference to Exhibit 4.12 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed with the SEC on March 14, 2006).
4	.14†	First Supplemental Indenture dated as of May 1, 2003, by and among Covanta ARC LLC and Wachovia Bank, National Association as Trustee and Securities Intermediary (incorporated herein by reference to Exhibit 4.13 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed with the SEC on March 14, 2006).
4	.15†	Second Supplemental Indenture, dated as of February 5, 2007, among Covanta ARC LLC, U.S. Bank National Association, as successor trustee, and U.S. Bank National Association as successor securities intermediary (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 5, 2007 and filed with the SEC on February 9, 2007).
4	.16†	Specimen copy of Covanta ARC LLC 6.26% Senior Notes due 2015 (incorporated herein by reference to Exhibit 4.14 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed with the SEC on March 14, 2006).
4	.17†	Indenture dated as of January 18, 2007 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee. (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Registration Statement on Form S-3 (Reg. No. 333-140082) filed with the SEC on January 19, 2007).
4	.18†	First Supplemental Indenture dated as of January 31, 2007 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (including the Form of Global Debenture) (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2007 and filed with the SEC on February 6, 2007).
Material Contracts.
10	.1†	Equity Commitment for Rights Offering between Covanta Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
10	.2†	Equity Commitment for Rights Offering between Covanta Holding Corporation and EGI-Fund (05-07) Investors, L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
10	.3†	Equity Commitment for Rights Offering between Covanta Holding Corporation and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series dated February 1, 2005 (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
10	.4†	Equity Commitment for Rights Offering between Covanta Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.5 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
10	.5†	Tax Sharing Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation, Covanta Energy Corporation, and Covanta Power International Holdings, Inc. (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
10	.6†	Corporate Services and Expenses Reimbursement Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.26 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).

Exhibit No.		Description

10	.7†	Management Services and Reimbursement Agreement, dated March 10, 2004, among Covanta Energy Corporation, Covanta Energy Group, Inc., Covanta Projects, Inc., Covanta Power International Holdings, Inc., and certain Subsidiaries listed therein (incorporated herein by reference to Exhibit 10.30 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
10	.8†*	Covanta Energy Savings Plan, as amended by December 2003 amendment (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).
10	.9†*	Covanta Holding Corporation Equity Award Plan for Employees and Officers, as amended (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Report on Form 10-Q for the period ended September 30, 2005 and filed with the SEC on November 9, 2005).
10	.10†*	Covanta Holding Corporation Equity Award Plan for Directors (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on October 7, 2004).
10	.11†*	Form of Covanta Holding Corporation Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.5 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.12†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.13†*	Covanta Holding Corporation 1995 Stock and Incentive Plan (as amended effective December 12, 2000 and as further amended effective July 24, 2002) (incorporated herein by reference to Appendix A to Covanta Holding Corporation’s Proxy Statement filed with the SEC on June 24, 2002).
10	.14†*	Employment Agreement, dated October 5, 2004, by and between Anthony J. Orlando and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.15†*	Employment Agreement, dated October 5, 2004, by and between Craig D. Abolt and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.16†*	Employment Agreement, dated October 5, 2004, by and between Timothy J. Simpson and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 filed with the SEC on October 7, 2004).
10	.17†*	Employment Agreement, dated as of April 27, 2004, by and between Covanta Holding Corporation and Jeffrey R. Horowitz (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Registration Statement on Form S-3/A filed with the SEC on August 20, 2004).
10	.18†*	Form of Covanta Holding Corporation Amendment to Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 18, 2005 and filed with the SEC on March 24, 2005).
10	.19†*	Covanta Holding Corporation Amendment to Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 25, 2005 and filed with the SEC on May 26, 2005).
10	.20†	Second Lien Credit and Guaranty Agreement, dated as of June 24, 2005, among Covanta Energy Corporation, Covanta Holding Corporation, as a guarantor, certain subsidiaries of Covanta Energy Corporation, as guarantors, various lenders, Credit Suisse, Cayman Islands Branch, as Joint Lead Arranger, Co-Syndication Agent, Administrative Agent, Collateral Agent and Paying Agent, and Goldman Sachs Credit Partners L.P., as Joint Lead Arranger and Co-Syndication Agent (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).

Exhibit No.		Description

10	.21†	First Lien Pledge and Security Agreement between each of Covanta Energy Corporation and the other Grantors Party thereto and Goldman Sachs Credit Partners L.P., as Collateral Agent, dated as of June 24, 2005 (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.22†	Parity Lien Pledge and Security Agreement, dated as of June 24, 2005, between each of Covanta Energy Corporation and the other Grantors Party thereto and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.23†	First Lien Pledge Agreement, dated as of June 24, 2005, between Covanta Holding Corporation and Goldman Sachs Credit Partners L.P., as Collateral Agent (incorporated herein by reference to Exhibit 10.5 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.24†	Parity Lien Pledge Agreement, dated as of June 24, 2005, between Covanta Holding Corporation and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated herein by reference to Exhibit 10.6 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.25†	Intercreditor Agreement, dated as of June 24, 2005, among Covanta Energy Corporation, Goldman Sachs Credit Partners L.P., as Collateral Agent for the First Lien Claimholders, Credit Suisse, Cayman Islands Branch, as Administrative Agent for the Second Lien Credit Claimholders and as Collateral Agent for the Parity Lien Claimholders (incorporated herein by reference to Exhibit 10.7 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.26†	Amendment No. 1 to Tax Sharing Agreement, dated as of June 24, 2005, by and between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc., amending Tax Sharing Agreement between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc. dated as of March 10, 2004 (incorporated herein by reference to Exhibit 10.8 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.27†*	Employment Agreement, dated October 5, 2004, by and between John Klett and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.7 of Covanta Energy Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.28†	Rehabilitation Plan Implementation Agreement, dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).
10	.29†	Amendment to Rehabilitation Plan Implementation Agreement, accepted and agreed to on March 17, 2006 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 17, 2006 and filed with the SEC on March 20, 2006).
10	.30†	Amendment to Agreement Regarding Closing (Exhibit A to the Rehabilitation Plan Implementation Agreement), dated January 10, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust, and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).

Exhibit No.		Description

10	.31†	Latent Deficiency Claims Administration Procedures Agreement (Exhibit B to the Rehabilitation Plan Implementation Agreement), dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation on the other hand (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).
10	.32†*	Transition and Separation Agreement, dated April 5, 2006, among Craig D. Abolt, Covanta Holding Corporation, Covanta Energy Corporation and Covanta Projects, Inc. (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated April 5, 2006 and filed with the SEC on April 7, 2006).
10	.33†	Amended and Restated Credit Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Covanta Holding Corporation as a guarantor, certain subsidiaries of Covanta Energy Corporation as guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Book Runner and Sole Syndication Agent, Administrative Agent and Collateral Agent, JPMorgan Chase Bank, as Co-Documentation Agent, Revolving Issuing Bank and a Funded LC Issuing Bank, UBS Securities LLC, as Co-Documentation Agent, UBS AG, Stamford Branch, as a Funded LC Issuing Bank, and Calyon New York Branch, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the SEC on May 31, 2006).
10	.34†	Amendment to Second Lien Credit and Guaranty Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Covanta Holding Corporation and the parties signatory thereto (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the SEC on May 31, 2006).
10	.35†	Amendment and Limited Waiver to Intercreditor Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Goldman Sachs Credit Partners L.P., as Collateral Agent under the First Lien Credit Agreement, Credit Suisse, Cayman Islands Branch, as Administrative Agent for the Second Lien Credit Agreement and as Collateral Agent for the Parity Lien Claimholders (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the SEC on May 31, 2006).
10	.36†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 31, 2006 and filed with the SEC on June 2, 2006).
10	.37†*	Employment Agreement, dated as of August 17, 2006, among Covanta Holding Corporation, Covanta Energy Corporation and Mark A. Pytosh (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated August 17, 2006 and filed with the SEC on August 17, 2006).
10	.38†	Credit and Guaranty Agreement, dated as of February 9, 2007, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Revolving Issuing Bank and a Funded LC Issuing Bank, UBS AG, Stamford Branch, as a Funded LC Issuing Bank, Lehman Commercial Paper Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, and Bank of America, N.A. and Barclays Bank PLC, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).
10	.39†	Pledge and Security Agreement, dated as of February 9, 2007, between each of Covanta Energy Corporation and the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).
10	.40†	Pledge Agreement, dated as of February 9, 2007, between Covanta Holding Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).

Exhibit No.		Description

10	.41†	Intercompany Subordination Agreement, dated as of February 9, 2007, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as Guarantor Subsidiaries, certain other subsidiaries of Covanta Energy Company, as Excluded Subsidiaries or Unrestricted Subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).
Subsidiaries of the Registrant.
21.1		List of Subsidiaries.
Consents of Experts and Counsel.
23.1		Consent of Independent Registered Public Accounting Firm of Covanta Holding Corporation and Subsidiaries: Ernst & Young LLP.
23.2		Consent of Independent Registered Public Accounting Firm of Quezon Power, Inc.: Sycip Gorres Velayo & Co., a member practice of Ernst & Young Global.
Rule 13a-14(a)/15d-14(a) Certifications.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
Section 1350 Certifications.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Executive Officer and the Chief Financial Officer of Covanta Holding Corporation.

†	Not filed herewith, but incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

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

Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2007

/s/ Mark A. Pytosh Mark A. Pytosh	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2007

/s/ Thomas E. Bucks Thomas E. Bucks	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2007

/s/ Samuel Zell Samuel Zell	Chairman of the Board	February 26, 2007

/s/ David M. Barse David M. Barse	Director	February 26, 2007

/s/ Ronald J. Broglio Ronald J. Broglio	Director	February 26, 2007

/s/ Peter C. B. Bynoe Peter C. B. Bynoe	Director	February 26, 2007

/s/ Richard L. Huber Richard L. Huber	Director	February 26, 2007

/s/ William C. Pate William C. Pate	Director	February 26, 2007

Name	Title	Date

Robert S. Silberman	Director	February 26, 2007

/s/ Jean Smith Jean Smith	Director	February 26, 2007

/s/ Clayton Yeutter Clayton Yeutter	Director	February 26, 2007

QUEZON POWER, INC.

Consolidated Financial Statements
December 31, 2006 and 2005
and Years Ended December 31, 2006, 2005 and 2004
(In United States Dollars)

and

Report of Independent Auditors

Report of Independent Registered Public Accounting Firm

To the Management Committee of
Quezon Power, Inc.

We have audited the accompanying consolidated balance sheets of Quezon Power, Inc. (incorporated in the Cayman Islands, British West Indies) and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quezon Power, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Makati City, Philippines
February 9, 2007

QUEZON POWER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005

ASSETS
Current Assets
Cash	$18,683,459	$35,939,993
Accounts receivable — net of allowance for bad debts of $— in 2006 and $— in 2005 (Notes 9 and 11)	73,866,818	41,698,703
Fuel inventories	8,132,162	12,104,570
Spare parts	14,239,098	13,793,870
Due from affiliated companies (Note 7)	411,156	469,312
Prepaid input value-added taxes — net (Note 4)	3,513,866	9,074,191
Prepaid expenses and other current assets	3,223,205	4,182,879
Deferred income taxes (Note 4)	2,733,683	—

Total Current Assets	124,803,447	117,263,518
Property, Plant and Equipment — net (Notes 3, 6 and 9)	659,075,478	675,212,269
Deferred Financing Costs — net (Note 6)	16,799,334	21,758,848
Deferred Income Taxes — net (Note 4)	20,229,614	9,531,174

	$820,907,873	$823,765,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term notes payable (Note 5)	$19,000,000	$11,666,667
Accounts payable and accrued expenses (Notes 9 and 11)	83,818,004	64,211,536
Due to affiliated companies (Note 7)	223,998	348,836
Current portion of (Note 6):
Long-term loans payable	38,799,027	41,005,046
Bonds payable	10,750,000	7,525,000
Income taxes payable (Note 4)	7,361,841	121,675

Total Current Liabilities	159,952,870	124,878,760
Long-term Loans Payable — net of current portion (Note 6)	176,948,631	215,747,657
Bonds Payable — net of current portion (Note 6)	172,000,000	182,750,000
Asset Retirement Obligation (Note 2)	4,296,843	4,053,639
Minority Interest	7,090,428	6,604,434
Stockholders’ Equity (Note 8)	300,619,101	289,731,319

	$820,907,873	$823,765,809

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2006	2005	2004

OPERATING REVENUES (Note 9)	$271,817,485	$245,570,990	$214,865,088

OPERATING EXPENSES
Fuel costs	85,773,607	68,022,825	40,822,798
Operations and maintenance	32,060,447	32,048,502	36,770,262
Depreciation and amortization (Note 3)	17,805,160	18,557,511	19,263,376
General and administrative	16,849,783	16,069,798	16,768,912

	152,488,997	134,698,636	113,625,348

INCOME FROM OPERATIONS	119,328,488	110,872,354	101,239,740

OTHER INCOME (CHARGES)
Interest income	1,803,600	1,169,215	731,751
Foreign exchange gain — net	952,748	182,650	105,899
Interest expense (Notes 5 and 6)	(34,258,529)	(37,079,185)	(39,502,726)
Amortization of deferred financing costs	(4,959,514)	(5,618,118)	(6,362,934)
Other charges — net	(2,633,358)	(950,363)	(409,779)

	(39,095,053)	(42,295,801)	(45,437,789)

INCOME BEFORE INCOME TAX AND MINORITY INTEREST	80,233,435	68,576,553	55,801,951

BENEFIT FROM (PROVISION FOR) INCOME TAX (Note 4)
Current	(18,791,782)	(338,975)	(216,786)
Deferred	13,432,123	190,607	(465,018)

	(5,359,659)	(148,368)	(681,804)

INCOME BEFORE MINORITY INTEREST	74,873,776	68,428,185	55,120,147
MINORITY INTEREST [Note 1(a)]	(1,755,994)	(1,604,489)	(1,292,540)

NET INCOME	$73,117,782	$66,823,696	$53,827,607

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,117,782	$66,823,696	$53,827,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,805,160	18,557,511	19,263,376
Amortization of deferred financing costs	4,959,514	5,618,118	6,362,934
Minority interest	1,755,994	1,604,489	1,292,540
Losses on:
Retirement of property, plant and equipment	1,262,715	—	—
Sale of property, plant and equipment	—	1,915	—
Accretion on asset retirement obligation	243,204	226,801	182,600
Unrealized foreign exchange gain — net	(194,287)	(220,092)	(182,117)
Deferred income taxes	(13,432,123)	(190,607)	465,018
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(31,993,873)	(8,357,875)	(3,233,753)
Fuel inventories	3,972,408	(4,363,668)	(4,927,484)
Spare parts	(445,228)	(1,796,267)	(4,134,891)
Prepaid input value-added taxes	5,560,325	537,647	(3,586,180)
Prepaid expenses and other current assets	1,245,424	2,827,170	(1,275,504)
Increase in:
Accounts payable and accrued expenses	19,163,765	25,953,692	10,996,927
Income taxes payable	7,240,166	50,851	16,359

Net cash generated from operating activities	90,260,946	107,273,381	75,067,432

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,931,084)	(7,729,509)	(3,337,655)
Proceeds from sale of property, plant and equipment	—	39,299	—

Net cash used in investing activities	(2,931,084)	(7,690,210)	(3,337,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from short-term notes payable	$10,666,667	$23,333,333	$—
Cash dividends	(62,230,000)	(67,209,380)	(75,849,060)
Net changes in accounts with affiliated companies	(123,219)	166,182	(1,979,103)
Payments of:
Short-term notes payable	(3,333,334)	(11,666,666)	—
Bonds payable	(7,525,000)	(6,450,000)	(6,450,000)
Long-term loans payable	(41,005,046)	(40,002,310)	(38,598,483)
Minority interest	(1,270,000)	(1,371,620)	(1,547,940)

Net cash used in financing activities	(104,819,932)	(103,200,461)	(124,424,586)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	233,536	153,102	64,339

NET DECREASE IN CASH	(17,256,534)	(3,464,188)	(52,630,470)
CASH AT BEGINNING OF YEAR	35,939,993	39,404,181	92,034,651

CASH AT END OF YEAR	$18,683,459	$35,939,993	$39,404,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$37,508,960	$37,360,460	$39,694,095
Income taxes	11,551,616	288,124	200,427
Noncash investing and financing activities:
Retirement of property, plant and equipment	1,262,715	—	—
Revision for estimated cash flows of asset retirement obligation	—	345,740	—

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

		Additional
	Capital Stock	Paid-in	Retained
	(Note 8)	Capital	Earnings	Total

Balance at December 31, 2003	$1,001	$207,641,266	$104,496,189	$312,138,456
Cash dividends	—	—	(75,849,060)	(75,849,060)
Net income for the year	—	—	53,827,607	53,827,607

Balance at December 31, 2004	$1,001	$207,641,266	$82,474,736	$290,117,003
Cash dividends	—	—	(67,209,380)	(67,209,380)
Net income for the year	—	—	66,823,696	66,823,696

Balance at December 31, 2005	$1,001	$207,641,266	$82,089,052	$289,731,319
Cash dividends	—	—	(62,230,000)	(62,230,000)
Net income for the year	—	—	73,117,782	73,117,782

Balance at December 31, 2006	$1,001	$207,641,266	$92,976,834	$300,619,101

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

(a)	Organization

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

The Branch is the legal and beneficial owner of (i) the entire general partnership interest in the Partnership representing 21% of the economic interest in the Partnership and (ii) a limited partnership interest representing 77% of the economic interest in the Partnership. The remaining 2% economic interest in the Partnership is in the form of a limited partnership interest held by PMR Limited Co. (PMRL). PMRL does not have any equity funding obligation. The accompanying financial statements include the consolidated results of the Company and the Partnership.

Ultimately, 100% of the aggregate capital contributions of the Company to the Partnership were indirectly made by Quezon Generating Company, Ltd. (QGC), a Cayman Islands limited liability company, and Covanta Power Development — Cayman, Inc. (CPD; formerly Ogden Power Development — Cayman, Inc.), an indirect wholly owned subsidiary of Covanta Energy Group, Inc. (formerly Ogden Energy Group, Inc.), a Delaware corporation. The shareholders of QGC are QGC Holdings, Ltd. and Global Power Investment, L.P. (GPI), both Cayman Islands companies. QGC Holdings, Ltd. is a wholly owned subsidiary of InterGen N.V. (formerly InterGen) which was a joint venture between Bechtel Enterprises, Inc. (Bechtel) and Shell Generating Limited (Shell). In August 2005, Shell and Bechtel completed the sale of InterGen N.V. and 10 of its power plants including its interest in the Quezon Project to a partnership between AIG Highstar Capital II, L.P. and Ontario Teachers’ Pension Plan. The ultimate economic ownership percentages among QGC, CPD and PMRL in the Partnership are 71.875%, 26.125% and 2%, respectively.

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

The risks associated with operating the Project include the breakdown or failure of equipment or processes and the performance of the Project below expected levels of output or efficiency due to operator fault and/or equipment failure. Meralco is subject to regulation by the Energy Regulatory Commission (ERC) with respect to sales charged to consumers. In addition, pursuant to the Philippine Constitution, the Philippine government at any time may purchase Meralco’s property upon payment of just compensation. If the Philippine government was to purchase Meralco’s property or the ERC ordered any substantial disallowance of costs, Meralco would remain obligated under the PPA to make the firm payments to the Partnership. Such purchase or disallowance, however, could result in Meralco being unable to fulfill its obligations under the PPA, which would have an adverse material effect on the ability of the Partnership to meet its obligations under the credit facilities [see Notes 6, 9(a) and 9(b)].

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

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities under Statement of Financial Accounting Standards (SFAS) No. 133 (subsequently amended by SFAS No. 138 and No. 149), Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes certain accounting and reporting standards requiring all derivative instruments to be recorded as either assets or liabilities measured at fair value. Changes in derivative fair values are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting treatment for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and requires the Company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company periodically reviews its existing contracts to determine the existence of any embedded derivatives. As of December 31, 2006 and 2005, there are no significant embedded derivatives that exist.

Prepaid Input Value-Added Taxes

Prepaid input value-added taxes (VAT) represent VAT imposed on the Partnership by its suppliers for the acquisition of goods and services required under Philippine taxation laws and regulations.

The input VAT is recognized as an asset and will be used to offset the Partnership’s current VAT liabilities [see Notes 4 and 11(a)]. Excess input VAT, if any, will be claimed as tax credits. Input taxes are stated at their estimated net realizable values.

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

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Partnership is registered with the Philippine Board of Investments as a pioneer enterprise under a statutory scheme designed to promote investments in certain industries (including power generation). As such, the Partnership benefited from a six-year income tax holiday on its registered activities starting on January 1, 2000. During 2004, the Partnership was able to move the effective date of its income tax holiday period to May 30, 2000, coinciding with the start of commercial operations. Under the present Philippine taxation laws, a corporate income tax rate of 35% is levied against Philippine taxable income effective November 1, 2005 and 30% starting January 1, 2009 (see Note 4). Prior to November 1, 2005, the corporate income tax rate was 32%. Net operating losses can be carried forward for three immediately succeeding years. The income tax holiday incentive of the Partnership expired on May 29, 2006. The Partnership’s income from the registered activities for the period thereafter became subject to the regular corporate income tax rate of 35%.

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

Valuation of Long-lived Assets

Long-lived assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Partnership periodically evaluates its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. The Partnership assesses the recoverability of the assets by determining whether the amortization of such long-lived assets over their estimated lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the assets. For the years ended December 31, 2006, 2005 and 2004, no such impairment was recorded in the accompanying consolidated statements of operations.

Asset Retirement Obligation

The Partnership accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The Partnership recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. In estimating fair value, the Partnership did not use a market risk premium since a reliable estimate of the premium is not obtainable given that the retirement activities will be performed many years into the future and the Partnership has insufficient information on how much a third party contractor would charge to assume the risk that the actual costs will change in the future. The associated asset retirement costs are capitalized as part of the carrying amount of the Power plant.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2005, the Partnership revised its estimate of asset retirement obligation to reflect an increase in the marketplace rates of labor, overhead and materials. This change in estimate resulted in a charge to income for the year ended December 31, 2005 amounting to $29,936, net of related benefit from income tax of $12,830. The charge to income resulted from the increase in depreciation and accretion expenses as a result of the revision in the estimated cash flow. No payments of asset retirement obligation were made as of December 31, 2006 and 2005.

The following table describes all changes to the Partnership’s asset retirement obligation liability as of December 31, 2006 and 2005:

	2006	2005

Asset retirement obligation at beginning of year	$4,053,639	$3,481,098
Revision in the estimated cash flows of asset retirement obligation	—	345,740
Accretion expense for the year	243,204	226,801

Asset retirement obligation at end of year	$4,296,843	$4,053,639

Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership does not expect the adoption of FIN 48 to have a material effect on its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Partnership does not expect the adoption of SFAS 157 to have a material effect on its result of operations or financial condition.

3.	Property, Plant and Equipment

	2006	2005

Power plant	$689,622,879	$688,172,245
Transmission lines	86,596,580	86,593,717
Furniture and fixtures	4,124,997	4,083,459
Transportation equipment	311,555	319,266
Leasehold improvements	189,543	184,033

	780,845,554	779,352,720
Less accumulated depreciation and amortization	121,770,076	104,140,451

	$659,075,478	$675,212,269

Approximately $99.0 million of interest on borrowings and $11.8 million of amortization of deferred financing costs have been capitalized as part of the cost of property, plant and equipment and depreciated over the estimated useful life of the Power plant. No interest on borrowings and amortization of deferred financing costs were

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized to property, plant and equipment in 2006, 2005 and 2004 since the Project started commercial operations on May 30, 2000.

Total depreciation and amortization related to property, plant and equipment charged to operations amounted to $17.8 million, $18.6 million and $19.3 million in 2006, 2005 and 2004, respectively.

4.	Income Taxes

The significant components of the Partnership’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005

Current:
Deferred tax assets:
Unrealized foreign exchange losses	$1,252,278	$—
Provision for probable losses	858,678	—
Loss on retirement of property, plant and equipment	441,950	—
Others	180,777

Current deferred tax assets	$2,733,683	$—

	2006	2005

Noncurrent:
Deferred tax assets:
Unrealized foreign exchange losses	$21,005,149	$3,883,992
Asset retirement obligations	490,023	398,262
Deferred financing costs	—	9,762,369
Valuation allowance on unrealized foreign exchange losses	—	(3,883,992)

Noncurrent deferred tax assets	21,495,172	10,160,631

Deferred tax liability:
Excess of tax over book depreciation	1,265,558	629,457

Net noncurrent deferred tax assets	$20,229,614	$9,531,174

Deferred income tax provision is provided for the temporary differences in financial reporting of unrealized foreign exchange losses, accretion and depreciation expenses related to asset retirement obligation, provision for probable losses, loss on retirement of property, plant and equipment and the excess of tax over book depreciation. Under accounting principles generally accepted in the U. S., the deferred financing costs were treated as a deferred asset and amortized, using the effective interest rate method, over the lives of the related loans. Prior to 2006, for Philippine income tax reporting purposes, deferred financing costs and foreign exchange losses are capitalized and depreciated as part of the cost of property, plant and equipment except for the depreciation of capitalized unrealized foreign exchange losses which is not deductible under the Philippine tax base.

The Partnership provided for a full valuation allowance on deferred tax assets pertaining to capitalized unrealized foreign exchange losses beginning in 2004 in view of a then pending revenue regulation of the Philippine Bureau of Internal Revenue (BIR) on the use of functional currency other than the Philippine peso which may result in the write-off of these amounts.

In May 2006, the BIR issued Revenue Regulation 6-2006 formally establishing its position on the use of Philippine peso as the currency for tax reporting purposes. Furthermore, in July 2006, the Partnership obtained a

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ruling from the BIR, effective January 1, 2006, allowing the Partnership to recognize retroactively foreign exchange losses as deductible expense when realized. With this change, the Partnership recognized a deferred tax asset on the full tax consequence of the unrealized foreign exchange losses which amounted to $22.3 million as of December 31, 2006 and reversed the valuation allowance on the deferred tax asset on unrealized foreign exchange losses of $3.9 million as of December 31, 2005.

In August 2006, the Partnership obtained from the BIR a ruling, effective January 1, 2006, allowing the Partnership to recognize retroactively the amortization of deferred financing costs using the effective interest rate method over the terms of the related loans to be consistent with the Partnership’s accounting treatment. Consequently, the Partnership reversed the deferred tax asset relating to the excess of accounting over tax amortization of deferred financing costs of about $9.8 million as of December 31, 2005.

Income from nonregistered operations of the Partnership is not covered by its income tax holiday incentives. The current provision for income tax in 2005 pertains to income tax due on interest income from offshore bank deposits and certain other income. Starting May 30, 2006, the Partnership’s income tax holiday incentives expired. Consequently, the registered operations became subject to the regular corporate income tax rate of 35%.

A reconciliation of the statutory income tax rates to the effective income tax rates as a percentage of income before income taxes is as follows:

	2006	2005	2004

Statutory income tax rates	35.0%	32.5%	32.0%
Tax effects of:
The Company’s operations	6.3	5.5	5.4
Change in valuation allowance	(4.8)	1.2	5.5
Change in tax rate	3.0	1.0	—
Partnership’s operations under income tax holiday	(32.8)	(40.0)	(42.0)
Others	—	—	0.3

Effective tax rates	6.7%	0.2%	1.2%

Republic Act (RA) No. 9337 was enacted into law effective November 1, 2005 amending various provisions in the existing 1997 National Internal Revenue Code of the Philippines (1997 NIRCP). Among the reforms introduced by the said RA are as follows:

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

Due to the enactment of RA No. 9337, the effective statutory income tax rate as of December 31, 2006 is at 35%. The deferred income tax assets and liabilities were measured using the appropriate corporate income tax rate on the year it is expected to be reversed or settled.

On January 31, 2006, the BIR issued Revenue Memorandum Circular No. 7-2006 increasing the VAT rate from 10% to 12% effective February 1, 2006.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RA No. 9361 was enacted into law effective December 13, 2006, amending Section 110B of the 1997 NIRCP and abolishing the limitation on the amount of VAT credits that can be claimed.

5.	Notes Payable

The Partnership entered into a $15.0 million Credit Facility Agreement (CFA) with Banco de Oro Universal Bank (BDO) dated May 11, 2005 for the general working capital requirements of the Partnership. The Partnership drew down on this facility in May 2005 and November 2005.

The Partnership has paid in full the $3.3 million from the May 2005 drawdown and was able to extend the maturity of the November 2005 drawdown to September 12, 2007.

In November 2006, the Partnership amended its existing CFA with BDO to increase the total commitment of BDO under the credit facility to $19.0 million under the same commercial terms as in the existing credit agreement. The Partnership availed the remaining balance of the total commitment on November 10, 2006.

The outstanding balances of these drawdowns are as follows:

	Amount Outstanding		Interest
	2006	2005	Rate	Term

May 2005 drawdown	$—	$3,333,334	LIBOR plus a margin of 2%	Due in 2 equal monthly installments on January 13, 2006 and February 13, 2006
November 2005 drawdown	8,333,333	8,333,333	At market rates	September 12, 2007
November 2006 drawdown	10,666,667	—	At market rates	September 12, 2007

	$19,000,000	$11,666,667

6.	Debt Financing Agreements

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

The Common Agreement contains affirmative and negative covenants including, among other items, restrictions on the sale of assets, modifications to agreements, certain transactions with affiliates, incurrence of additional indebtedness, capital expenditures and distributions and collateralization of the Project’s assets. The debt is collateralized by substantially all of the assets of the Partnership and a pledge of certain affiliated companies’ shares of stock. The Partnership has complied with the provisions of the debt financing agreements, in all material respects, or has obtained a waiver for noncompliance from the lenders [see Notes 11(c) and (d)].

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

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2001, in lieu of the Eximbank Term Loan, the Partnership availed of the alternative refinancing of the Eximbank-Supported Construction Loans allowed under the Eximbank Option Agreement through an Export Credit Facility guaranteed by Eximbank and financed by Private Export Funding Corporation (PEFCO). Under the terms of the agreement, PEFCO established credit in an aggregate amount of $424.7 million which bears interest at a fixed rate of 6.20% per annum and payable under the payment terms identical with the Eximbank Term Loan. Upon compliance with the conditions precedent as set forth in the Term Loan Agreement, the PEFCO Term Loan was drawn and the proceeds were applied to the Eximbank-Supported Construction Loans.

Amendments to the Omnibus Agreement were made to include, among other things, PEFCO as a party to the Agreement in the capacity of a lender.

Annual future amortization payments for the next five years ending December 31 are as follows:

2007	$35,389,726
2008	35,389,726
2009	35,389,726
2010	35,389,726
2011	35,389,726
and thereafter	35,389,727

(b)	Uninsured Alternative Credit Agreement

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

As of December 31, 2006 and 2005, approximately $3.4 million and $9.0 million, respectively, were outstanding with respect to the Construction Loans. The $3.4 million outstanding as of December 31, 2006 will be repaid in two equal semi-annual installments in 2007.

There were no outstanding balances at December 31, 2006 and 2005 for the Refunding Loans and Cost Overrun Loans.

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

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 15, 2001 with the Final Maturity Date on June 15, 2017. The proceeds of the Series 1997 Bonds were applied primarily by the Partnership to the payment of a portion of the development, construction and certain initial operating costs of the Project.

The Series 1997 Bonds are treated as senior secured obligations of the Partnership and rank pari passu in right of payment with all other credit facilities, as well as all other existing and future senior indebtedness of the Partnership (other than a working capital facility of up to $15.0 million, subject to escalation), and senior in right of payment to all existing and future indebtedness of the Partnership that is designated as subordinate or junior in right of payment to the Series 1997 Bonds. The Series 1997 Bonds are subject to redemption by the Partnership in whole or in part, beginning five years from the date of issuance, at par plus a make-whole premium, calculated using a discount rate equal to the applicable U.S. Treasury rate plus 0.75%.

Annual future amortization payments for the next five years ending December 31 are as follows:

2007	$10,750,000
2008	12,900,000
2009	12,900,000
2010	12,900,000
2011	12,900,000
and thereafter	120,400,000

7.	Related Party Transactions

Due to the nature of the ownership structure, the majority of the transactions were among the Company, the Partnership and the Partners, their affiliates or related entities.

The following approximate amounts were paid to affiliates of the Partners for the operation and maintenance and management of the Project under the agreements discussed in Note 9:

	2006	2005	2004

Covanta	$26,854,303	$29,524,335	$40,564,370
InterGen	1,794,111	1,599,178	2,400,924

As of December 31, 2006 and 2005, the net amounts due from affiliated companies related to costs and expenses incurred and cash advanced by the Project were $187,158 and $120,476, respectively.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Capital Stock

	2006		2005
	Number of		Number of
	Shares	Amount	Shares	Amount

Class A, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	26,151	$262	26,151	$262
Class B, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	2,002	20	2,002	20
Class C, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	71,947	719	71,947	719
Class D, $0.01 par value:
Authorized	10		10
Issued	10	—	10	—

		$1,001		$1,001

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

In connection with the construction and operation of the Project, the Partnership is obligated under the following key agreements:

(a)	Offtake Agreements — General Terms

PPA

The Partnership and Meralco are parties to the PPA (as amended on June 9, 1995 and December 1, 1996). The PPA provides for the sale of electricity from the Partnership’s Generation Facility to Meralco. The term extends 25 years from the Commercial Operations Date, as defined in the PPA. As disclosed in Note 1(c), the Commercial Operations Date occurred on May 30, 2000.

The PPA provides that commencing on the Commercial Operations Date, the Partnership is required to deliver to Meralco, and Meralco is required to take and pay for, in each year a minimum guaranteed electrical quantity (MGEQ) of kWhs of net electrical output (NEO). The Partnership’s delivery obligations are measured monthly and annually.

Meralco is obligated to pay to the Partnership each month a monthly payment consisting of the following: (i) a Monthly Capacity Payment, (ii) a fixed Monthly Operating Payment, (iii) a variable Monthly Operating Payment

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and (iv) a Monthly Energy Payment. Under the PPA and related foreign exchange protocols between the parties, Meralco may pay the dollar denominated components of the Monthly Capacity Payment, the Monthly Energy Payment and the Monthly Operating Payment in U.S. dollars or in Philippine pesos based on prevailing exchange rates at the time of payment.

Under the PPA, the Partnership has provided Meralco with a letter of credit in the amount of $6.5 million to secure its obligations under the PPA.

TLA

Under the TLA dated as of June 13, 1996 (as amended on December 1, 1996) between the Partnership and Meralco, the Partnership accepted responsibility for obtaining all necessary rights-of-way for, and the siting, design, construction, operation and maintenance of the Transmission Line. The term of the TLA will extend for the duration of the term of the PPA, commencing on the date of execution of the TLA and expiring on the 25th anniversary of the Commercial Operations Date. Under the TLA, Meralco is obligated to make a monthly Capital Cost Recovery Payment and a Monthly Operating Payment to the Partnership.

(b)	Offtake Agreements — Re-Negotiation and Capital Cost Recovery Payment History

Initial PPA Discussions

During the initial operating period (May 2000 through October 2001), the Plant did not provide the required NEO to Meralco. Under the terms of the PPA, Meralco was entitled to specified shortfall payments for each kWh of shortfall which would have reimbursed Meralco for a portion of the Monthly Capacity Payment and Monthly Fixed Operating Payment.

In mid-2001, Meralco requested that the Partnership renegotiate certain terms of the PPA. In addition, Meralco withheld payments of approximately $10.8 million ($2.3 million of which was otherwise payable to Meralco as shortfall penalties in accordance with the PPA). A provision had already been recognized for the $8.5 million Meralco withheld amount for which there were no offsetting shortfall penalties payable. The nature of the proposed changes, agreements in principle and agreements that were executed but never became effective has evolved since 2001.

In 2002, the parties agreed in principle to the following changes to the PPA (which did not become effective):

•	The parties would increase the amount of shortfall payments to be equal to the per kWh full Capacity Payment and the Fixed Operating Payment, thereby placing availability risk with the Partnership.

•	The Partnership would provide Meralco a $40.1 million rebate payable over 6 years.

•	Meralco would pay the Monthly Capacity Payment, the Monthly Fixed Operating Payment and the Monthly Variable Operating Payment based on the availability of the Plant.

•	Meralco would reimburse the Partnership for extra fuel costs due to low dispatch of the Plant.

•	As consideration for full settlement, the Partnership would pay the $8.5 million withheld amount to Meralco.

Transmission Line Capital Cost Disallowance and Partial CCRP Deferral

In 2003, the ERC issued a preliminary order dated March 20, 2003 disallowing a portion of the capital cost associated with the construction of the transmission line. While confirming that the Partnership would be entitled to payment by Meralco of the full CCRP despite the ERC order, Meralco requested and the Partnership agreed to the deferral of a portion of the CCRP on a temporary basis and subject to resolution of all outstanding issues.

In 2004, the ERC issued its final order dated September 20, 2004 disallowing approximately 30% of the capital cost associated with the construction of the transmission line. That order allowed Meralco to recover $60.7 million

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of transmission line costs out of the total $88.8 million actual costs incurred by the Partnership and disallowed $28.1 million of the total composed mainly of schedule extension costs. The impact of that decision on Meralco was to reduce the annual CCRP that may be recovered by Meralco from its customers from $13.2 million to $9.0 million. The monthly impact amounted to approximately $350,000 per month.

At approximately the same time, the Partnership reduced the temporary CCRP deferral amount. Meralco also paid excess past deferrals to the Partnership.

Continuing PPA and TLA Amendment Discussions

The parties have continued to discuss possible amendments to the PPA consistent with the points that were proposed in 2002.

In 2004, based on the aforementioned ERC orders, Meralco requested a reduction of the CCRP from March 26, 2003 through its remaining term in lieu of the $40.1 million six-year PPA rebate.

In 2005, Meralco again requested the Partnership to consider possible alternatives to evolving amendments to the PPA and the TLA. This prompted a reevaluation by the Partnership of the provisions to be recognized as a result of the renegotiations of the PPA and the TLA. As a result of this reevaluation, the Partnership recognized a contingency to reflect management’s best estimate of the probable loss from the reasonably expected CCRP reduction amendment to the TLA. This estimate assumes that a full resolution with Meralco can be agreed and that the required approvals will be received.

In 2006, the parties have continued to discuss proposals for resolution of outstanding offtake issues.

The total outstanding CCRP deferred for collection amounted to $16.1 million and $11.9 million as of December 31, 2006 and 2005, respectively.

The existing PPA and the existing TLA remain effective. The potential effect of any proposals to amend the PPA and TLA are based on the reasonable expectations of management consistent with applicable accounting principles and taking into account the likely retroactive effect of any such amendments. Any amendments to either the PPA or TLA would be subject to lender consent, approval of the board of directors of the general partner of the Partnership and appropriate regulatory approvals.

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

The Partnership is subject to minimum take obligations of 900,000 Metric Tonnes (MT) for Adaro and 360,000 MT for Kaltim Prima.

In 2003, the Partnership and its coal suppliers started discussions on the use of an alternative to the Australian-Japanese benchmark price, which is the basis for adjusting the energy-base price under the Partnership’s CSA. On

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 18, 2004, the Adaro CSA was amended to reflect the change in the benchmark price. Both parties agreed to use the six-month rolling average of the ACR Asia Index with a certain discount as the new benchmark price applied retroactively to April 1, 2003.

With respect to Kaltim Prima, the Project and Kaltim Prima, finalized in March 2006 the price adjustment for coal shipments during the period April 2005 up to March 2006 which was consistent with the amounts already provided for in 2005. The Partnership and Kaltim Prima agreed to continue to use the Australian-Japanese benchmark price.

(d)	Operations and Maintenance Agreement

The Partnership and Covanta Philippines Operating, Inc. (the Operator; formerly Ogden Philippines Operating, Inc.), a Cayman Islands corporation and a wholly owned subsidiary of Covanta Projects, Inc. (CPI; formerly Ogden Projects, Inc.), a subsidiary of CEGI, have entered into the Plant Operation and Maintenance Agreement dated December 1, 1995 (as amended on February 29, 1996, December 10, 1996 and October 18, 2004, the O&M Agreement) under which the Operator assumed responsibility for the operation and maintenance of the Project pursuant to a cost-reimbursable contract. CPI, pursuant to an O&M Agreement Guarantee, guarantees the obligations of the Operator. The initial term of the O&M Agreement extends 25 years from the Commercial Operations Date. Two automatic renewals for successive five year periods are available to the Operator, provided that (i) the PPA has been extended; (ii) no default by the Operator exists; and (iii) the O&M Agreement has not been previously terminated by either party. The Partnership is obligated to compensate the Operator for services under the O&M Agreement, to reimburse the Operator for all reimbursable costs one month in advance of the incurrence of such costs and to pay the Operator a base fee and certain bonuses. In certain circumstances, the Operator could be required to pay liquidated damages depending on the operating performance of the Project, subject to contractual limitations. Beginning on Provisional Acceptance, as defined in the O&M Agreement, the Partnership is obligated to pay the Operator a monthly fee of $160,000, subject to escalation.

The Operator may earn additional fees or reduced fees based on defined results with respect to output or reduced operating costs. The 2004 amendments to the O&M Agreement brought several changes including changes in the terms concerning material breach of the O&M Agreement; introduction of surviving service fees to the Operator in case the agreement is pre-terminated; changes in the methodology of computing additions or reduction in fees when NEO is greater or less than the MGEQ of each contract year; and introduction of banked hours that can be applied to future reductions in fees or exchanged for cash subject to a 5 year expiration period. The adjustments in Operator’s fee, including the cash value of all banked hours accrued during a contract year, shall not exceed $1.0 million, adjusted pursuant to an escalation index. These amendments in the O&M Agreement were effective from December 26, 2003.

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

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Similar to the O&M Agreement, amendments to the Management Services Agreement were made in 2004. Significant changes to the Management Services Agreement include, among others, amendments to the duties of the Manager, General Manager, rights of the Partnership, acting through the BOD of QPI, to audit the Manager’s procedures and past practices, changes in termination provisions and the introduction of a Surviving Management Fee in case the agreement is pre-terminated. The amendments to the Management Services Agreement also have a retroactive effect beginning December 26, 2003.

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

The Partnership has entered into a Community Memorandum of Agreement (MOA) with the Province of Quezon, the Municipality of Mauban, the Barangay of Cagsiay and the Department of Environmental and Natural Resources (DENR) of the Philippines. Under the MOA, the Partnership is obligated to consult with local officials and residents of the Municipality and Barangay and other affected parties about Project related matters and to provide for relocation and compensation of affected families, employment and community assistance funds. The funds include an electrification fund, development and livelihood fund and reforestation, watershed, management health and/or environmental enhancement fund. Total estimated amount to be contributed by the Partnership over the 25-year life and during the construction period is approximately $16.0 million. In accordance with the MOA, a certain portion of this amount will be in the form of advance financial assistance to be given during the construction period.

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

The required disclosures under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, follow:

The financial instruments recorded in the consolidated balance sheets include cash, accounts receivable, due from (to) affiliated companies, notes payable, accounts payable and accrued expenses, loans payable and bonds payable. Because of their short-term maturities, the carrying amounts of cash, accounts receivable, due from (to) affiliated companies, notes payable and accounts payable and accrued expenses approximate their fair values.

The fair value of long-term debt was based on the following:

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

Following is a summary of the estimated fair value (in millions) as of December 31, 2006 and 2005 of the Partnership’s financial instruments other than those whose carrying amounts approximate their fair values:

	2006	2005

Term loan — $212.3 in 2006 and $247.7 in 2005	$204.2	$224.6
Bonds payable — $182.8 in 2006 and $190.3 in 2005	192.6	184.7

11.	Other Matters

(a)	Electric Power Industry Reform Act (EPIRA)

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

The law also requires public listing of not less than 15% of common shares of generation and distribution companies within 5 years from the effective date of the EPIRA. It provides cross ownership restrictions between transmission and generation companies and between transmission and distribution companies and a cap of 50% of its demand that a distribution utility is allowed to source from an associated company engaged in generation except for contracts entered into prior to the effective date of the EPIRA. In 2005, the Partnership has requested for clarification from the ERC on the applicability of the public offering requirement under the provisions of the EPIRA since it is in the form of a limited partnership and not a stock corporation. As of February 9, 2007, the Partnership has not yet received any confirmation from ERC on this matter.

There are also certain sections of the EPIRA, specifically relating to generation companies, which provide for:

(i) a cap on the concentration of ownership to only 30% of the installed capacity of the grid and/or 25% of the national installed generating capacity; and

(ii) VAT zero-rating of sale of generated power.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Starting November 1, 2005, by virtue of RA No. 9337, sale of generated power was subject to VAT (see Note 4).

The Partnership is complying with the applicable provisions of the EPIRA and its law.

(b)	Clean Air Act

The Clean Air Act and the related IRR contain provisions that have an impact on the industry as a whole, and to the Partnership in particular, that need to be complied with within 44 months from the effective date or by July 2004. Based on the assessment made on the Partnership’s existing facilities, the Partnership believes it complies with the provisions of the Clean Air Act and the related IRR.

(c)	Insurance Coverage Waiver

The Partnership was able to improve insurance coverage for the April 2006 to March 2007 insurance coverage period. However, the insurance coverage amounts required by the lenders under the debt financing agreements still have not been met due to market unavailability on commercially reasonable terms, based on determinations of the Partnership’s insurance advisor and the lenders’ insurance advisor. Consequently, the Partnership requested, and was granted by the requisite lender representatives, a waiver of certain insurance requirements. The latest waiver received by the Partnership is effective until March 31, 2007, the end of the current insurance coverage period.

(d)	PPA Default Waiver

In 2002, the Partnership successfully obtained consent from the requisite percentage of senior lenders to waive on an interim basis the non-payment by Meralco of the $8.5 million [see Note 9(b)]. This interim waiver by the Partnership had the effect of temporarily abating the effect of Meralco’s non-payment. All conditions to the lenders’ consent for the interim waiver have been fulfilled or removed.

In 2005, the Partnership elected to, in accordance with the project financing agreements, write-off the $8.5 million withheld amount as an adjustment to receivables in the ordinary course of business.