Form 10-Q
period 2007-03-31
COVANTA HOLDING CORP
filed 2007-04-30
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at April 23, 2007

Common Stock, $0.10 par value	153,793,825 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2007

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees nor are indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A. Risk Factors of Covanta’s Annual Report on Form 10-K for the year ended December 31, 2006 and in other securities filings by Covanta.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$198,911	$191,369
Electricity and steam sales	113,666	109,178
Other operating revenues	17,632	4,809

Total operating revenues	330,209	305,356

OPERATING EXPENSES:
Plant operating expenses	202,007	186,549
Depreciation and amortization expense	48,043	46,397
Net interest expense on project debt	14,605	15,998
Write-down of assets	18,266	—
Other operating expenses	16,816	2,690
General and administrative expenses	22,192	18,204

Total operating expenses	321,929	269,838

Operating income	8,280	35,518

Other income (expense):
Investment income	5,184	2,403
Interest expense	(21,260)	(28,483)
Loss on extinguishment of debt	(32,006)	—

Total other expenses	(48,082)	(26,080)

(Loss) income before income tax benefit (expense), minority interests and equity in net income from unconsolidated investments	(39,802)	9,438
Income tax benefit (expense)	18,176	(4,263)
Minority interests	(1,398)	(600)
Equity in net income from unconsolidated investments	5,106	6,843

NET (LOSS) INCOME	$(17,918)	$11,418

(Loss) Earnings Per Share:
Basic	$(0.12)	$0.08

Diluted	$(0.12)	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$139,677	$233,442
Marketable securities available for sale	3,200	7,080
Restricted funds held in trust	163,439	178,054
Receivables (less allowances of $3,265 and $4,469)	207,201	209,306
Unbilled service receivables	57,899	56,868
Deferred income taxes	31,642	24,146
Prepaid expenses and other current assets	93,016	94,690

Total Current Assets	696,074	803,586
Property, plant and equipment, net	2,585,650	2,637,923
Investments in fixed maturities at market (cost: $31,122 and $35,833)	30,498	35,007
Restricted funds held in trust	210,246	229,867
Unbilled service receivables	68,825	73,067
Intangible assets, net	371,339	383,574
Goodwill	91,282	91,282
Investments in investees and joint ventures	78,329	73,717
Other assets	101,465	109,797

Total Assets	$4,233,708	$4,437,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$14,324	$36,434
Current portion of project debt	190,585	190,242
Accounts payable	28,489	20,151
Deferred revenue	22,092	16,457
Accrued expenses and other current liabilities	181,210	197,468

Total Current Liabilities	436,700	460,752
Long-term debt	1,017,261	1,223,689
Project debt	1,189,713	1,245,705
Deferred income taxes	358,272	420,263
Other liabilities	340,009	305,578

Total Liabilities	3,341,955	3,655,987

Commitments and Contingencies (Note 16)
Minority Interests	40,738	42,681

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 154,140 and 147,657 shares; outstanding 153,795 and 147,500 shares)	15,414	14,766
Additional paid-in capital	753,109	619,685
Accumulated other comprehensive income	2,468	3,942
Accumulated earnings	80,059	100,775
Treasury stock, at par	(35)	(16)

Total Stockholders’ Equity	851,015	739,152

Total Liabilities and Stockholders’ Equity	$4,233,708	$4,437,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net (loss) income	$(17,918)	$11,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	48,043	46,397
Amortization of long-term debt deferred financing costs	863	630
Write-down of assets	18,266	—
Loss on extinguishment of debt	32,006	—
Amortization of debt premium and discount	(3,757)	(5,888)
Stock-based compensation expense	1,978	831
Equity in net income from unconsolidated investments	(5,106)	(6,842)
Minority interests	1,398	600
Deferred income taxes	(19,423)	(2,817)
Other, net	(1,170)	3,517
Change in operating assets and liabilities, net of effects of acquisition:
Receivables	902	9,409
Unbilled service receivables	5,046	4,070
Accounts payable and accrued expenses	(6,979)	(13,087)
Unpaid losses and loss adjustment expenses	(1,494)	(3,083)
Other, net	3,799	4,945

Net cash provided by operating activities	56,454	50,100

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	8,554	2,061
Purchase of investment securities	—	(586)
Purchase of property, plant and equipment	(19,074)	(18,030)
Other, net	230	7

Net cash used in investing activities	(10,290)	(16,548)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	135,936	—
Proceeds from rights offering, net	—	20,498
Proceeds from the exercise of options for common stock	111	330
Proceeds from borrowings on long-term debt	949,901	—
Proceeds from borrowings on project debt	2,442	—
Principal payments on long-term debt	(1,158,968)	(14,030)
Principal payments on project debt	(55,939)	(52,901)
Payments of long-term debt deferred financing costs	(18,324)	—
Payments of tender premiums on debt extinguishment	(32,694)	—
Decrease in holding company restricted funds	6,660	—
Decrease in restricted funds held in trust	34,236	37,334
Distributions to minority partners	(3,395)	(2,656)

Net cash used in financing activities	(140,034)	(11,425)

Effect of exchange rate changes on cash and cash equivalents	105	56

Net (decrease) increase in cash and cash equivalents	(93,765)	22,183
Cash and cash equivalents at beginning of period	233,442	128,556

Cash and cash equivalents at end of period	$139,677	$150,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Three Months Ended March 31, 2007

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total
	(Unaudited)
	(In thousands)

Balance as of December 31, 2006	147,657	$14,766	$619,685	$3,942	$100,775	157	$(16)	$739,152
Shares issued in equity offering, net of costs	6,118	612	135,324					135,936
Stock-based compensation expense			1,978					1,978
Effect of FIN 48 adoption					(2,798)			(2,798)
Shares cancelled for terminated employees			1			13	(1)	—
Shares cancelled for tax withholdings for vested stock awards			(3,954)			175	(18)	(3,972)
Exercise of options to purchase common stock	15	1	110					111
Shares issued in non-vested stock award	350	35	(35)					—
Comprehensive loss, net of income tax benefit:
Net loss					(17,918)			(17,918)
Foreign currency translation				434				434
Net unrealized loss on available-for-sale securities				217				217
Net realized gain on derivative instruments				(2,125)				(2,125)

Total comprehensive loss				(1,474)	(17,918)			(19,392)

Balance as of March 31, 2007	154,140	$15,414	$753,109	$2,468	$80,059	345	$(35)	$851,015

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

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

We are a leading developer, owner and operator of infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production businesses in the United States and abroad. We also engage in the independent power production business outside the United States. We own, have equity investments in, and/or operate 54 energy generation facilities, 42 of which are in the United States and 12 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, water (hydroelectric), natural gas, coal, wood waste, landfill gas and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two landfills, and several waste transfer stations. We also operate one domestic water treatment facility.

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

Given our increased focus on developing our international waste and energy business, we have decided, during this quarter, to segregate what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment, which was comprised of the holding company and insurance subsidiaries’ operations, does not meet the quantitative thresholds which require separate disclosure as a reportable segment. Therefore, we currently have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

During January and February 2007, we completed a recapitalization plan through public offerings of common stock and debt, and refinanced Covanta Energy debt facilities. In addition, in February 2007, we completed tender offers for outstanding notes previously issued by certain intermediate subsidiaries of Covanta Energy. Additional information, including material terms related to our recapitalization plan, is contained in Note 12. Changes in Capitalization.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In presenting the unaudited condensed consolidated financial statements, our management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In the opinion of our management, the accompanying

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The condensed consolidated financial statements reflect the results of our operations, cash flows and financial position and of our majority-owned or controlled subsidiaries. Investments in companies that are not majority-owned or controlled, but in which we have significant influence are accounted for under the equity method. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Investments in companies in which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. All intercompany accounts and transactions have been eliminated.

Note 2.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. We will adopt the provisions of SFAS 157 beginning January 1, 2008. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with the option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. The objective of this statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied on an instrument by instrument basis, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. Upon implementation, an entity will report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. An entity would recognize unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are currently evaluating whether we will elect to apply the fair value option of any our assets and liabilities and the impact of the election on our consolidated financial statements.

Note 3.	Acquisitions

Covanta Onondaga Limited Partnership

On December 27, 2006, we acquired for $27.5 million in cash the limited partnership interests held by unaffiliated entities in Covanta Onondaga Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Onondaga County, New York, giving us 100% ownership interest in such subsidiary. This acquisition was not material to our condensed consolidated financial statements. Therefore, disclosures of pro forma financial information have not been presented.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

China Joint Venture

On February 12, 2007, we entered into agreements relating to the subscription for a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd. (“Sanfeng”). Sanfeng, a company located in Chongqing Municipality, China, is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tons per day 24 MW mass-burn energy-from-waste projects. On April 25, 2007, we closed on this investment and Sanfeng was converted to a Sino-foreign equity joint venture under Chinese law in which we hold a 40% equity interest and Chongqing Iron & Steel Company (Group) Limited, holds the remaining 60% equity interest. We made an initial cash payment of approximately $11 million in connection with our investment in Sanfeng.

Note 4.	Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, stock-based compensation expense is based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was initially determined based on historical turnover experience of Covanta Energy employees’ populations from the Covanta Energy pension plan and subsequently adjusted during the year ended December 31, 2006, based upon actual forfeitures. We review the forfeiture rate at least annually and revise compensation expense, if necessary. We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally the vesting term of three to five years.

We received $0.1 million and $0.3 million from the exercise of non-qualified stock options in the three months ended March 31, 2007 and 2006, respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during the three months ended March 31, 2007 and 2006 due to our net operating loss carryforwards (“NOLs”). When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the condensed consolidated statements of cash flows in the period the tax benefit is recognized.

Stock-Based Awards

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

Restricted Stock Awards

Restricted stock awards that have been issued to employees typically vest over a three-year period and over a two-year period for awards to directors. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the required financial performance factor has been reached for each pre-determined vesting date. A percentage of each employee restricted stock awards granted have financial performance factors. Stock-based compensation expense for each financial performance factor is recognized beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period.

Restricted stock awards to employees are subject to forfeiture if the employee is not employed on the vesting date. Restricted stock awards issued to directors prior to 2006 were subject to the same forfeiture restrictions as are applicable to employees. Restricted stock awards issued to directors in 2006 and thereafter are not subject to forfeiture in the event a director ceases to be a member of the Board of Directors, except in limited circumstances. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer). Prior to January 1, 2007, the fair value of restricted stock awards was based on the average of the high and low market price of our common stock on the day immediately preceding the grant date of the award. In order to align our valuation with the SEC’s new disclosure requirements, commencing with new restricted stock awards granted in 2007, the fair value of restricted stock awards will be based on the closing market price of our common stock on the date of the grant for any new awards granted.

On March 19, 2007, we awarded certain employees 348,430 shares of restricted stock under the Employees Plan. The restricted stock awards will be expensed over the requisite service period, subject to an assumed eight percent forfeiture rate. The terms of the restricted stock awards include vesting provisions based on two financial performance factors (applicable to 66% of the award) and continued service over the passage of time (applicable to 34% of the award). If all performance and service criteria are satisfied, the awards vest over three years, with 116,131 shares (33.33%) vesting on March 17, 2008, 116,131 shares (33.33%) vesting on March 17, 2009 and the remaining 116,168 shares (33.34%) vesting on March 17, 2010. Compensation expense related to restricted stock awarded after the 15th of a particular month is recorded commencing in the following month.

On March 19, 2007, we also awarded certain employees 1,819 shares of restricted stock under the Employees Plan. These awards were made pursuant to an annual program through which we make a limited number of discretionary awards to eligible employees (our officers and those of our subsidiaries are ineligible) who have offered suggestions that we believe add value to our business. These restricted stock awards will be expensed over the requisite service period, subject to an assumed eight percent forfeiture rate. The terms of the restricted stock awards include vesting provisions based on continued service over the passage of time. If the service criteria is satisfied, the awards vest over three years, with 606 shares (33.33%) vesting on March 17, 2008, 606 shares (33.33%) vesting on March 17, 2009 and the remaining 607 shares (33.34%) vesting on March 17, 2010. Compensation expense related to restricted stock awarded after the 15th of a particular month is recorded commencing in the following month.

Changes in nonvested restricted stock awards during the three months ended March 31, 2007 were as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested as of December 31, 2006	935,533	$13.85
Granted	350,249	22.02
Vested	(457,707)	12.04
Forfeited	(11,615)	13.68

Nonvested as of March 31, 2007	816,460	18.41

As of March 31, 2007, there was $13.7 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized over a period of up to three years. Total compensation expense for restricted stock awards was $1.6 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

We have also awarded stock options to certain employees and directors. Stock options awarded to directors vested immediately. Stock options awarded to employees typically vested annually over three to five years.

On March 19, 2007, we granted options to purchase an aggregate of 1,755,000 shares of common stock under the Employees Plan. The options have an exercise price of $22.02 per share and expire 10 years from the date of grant. The options vest in equal installments over five years commencing on March 17, 2008. Compensation expense related to options granted after the 15th of a particular month is recorded commencing in the following month.

The fair value of the stock option award granted on March 19, 2007 was calculated using the Black-Scholes option pricing model with the following assumptions:

		Expected
Risk-Free	Dividend	Volatility
Interest Rate	Yield	(A)	Expected Life

4.58%	0%	31%	8 years

(A)	Expected volatility is based on implied volatility.

Option activity for all outstanding options, vested and nonvested, during the three months ended March 31, 2007 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic Value
	Shares	Price	(In years)	(In thousands)

Outstanding at December 31, 2006	1,029,664	$8.22
Granted	1,755,000	22.02
Exercised	(15,027)	7.43
Forfeited and cancelled	—	—

Outstanding at March 31, 2007	2,769,637	16.97	8.9	$14,430

Vested and expected to vest in the future at March 31, 2007	2,604,611	16.78	8.8	$14,071

Exercisable at March 31, 2007	706,811	8.13	6.7	$9,932

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between $22.18 per share, the closing stock price on the last trading day of the first quarter of 2007, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the first quarter of 2007 (March 30, 2007). The intrinsic value changes based on the fair market value of our common stock. Total intrinsic value of options exercised for the three months ended March 31, 2007 was $0.2 million. The total fair value of options expensed was $0.4 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was $17.2 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of five years.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	(Loss) Earnings Per Share

Per share data is based on the weighted average outstanding number of shares of our common stock, par value $0.10 per share, during the relevant period. Basic (loss) earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted (loss) earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock, convertible debt and rights whether or not currently exercisable. Diluted (loss) earnings per share for the periods presented do not include securities if their effect was anti-dilutive (in thousands, except per share amounts).

	For the Three Months
	Ended March 31,
	2007	2006

Net (loss) income	$(17,918)	$11,418

Basic (loss) earnings per share:
Weighted average basic common shares outstanding	151,476	143,384

Basic (loss) earnings per share	$(0.12)	$0.08

Diluted (loss) earnings per share:
Weighted average basic common shares outstanding	151,476	143,384
Stock options	—	559
Restricted stock	—	167
Rights	—	1,633

Weighted average diluted common shares outstanding	151,476	145,743

Diluted (loss) earnings per share	$(0.12)	$0.08

There were 2,769,637 stock options and 816,460 restricted stock awards as of March 31, 2007, which were excluded from the weighted average diluted common shares calculation for the three months ended March 31, 2007 because their inclusion would have been anti-dilutive.

Note 6.	Pass Through Costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $15.9 million and $14.8 million for three months ended March 31, 2007 and 2006, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Revenues and Unbilled Service Receivables

The following table summarizes the components of waste and service revenues for the periods presented below (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2007	2006

Waste and service revenues unrelated to project debt	$173,386	$164,674
Revenue earned explicitly to service project debt-principal	17,290	17,274
Revenue earned explicitly to service project debt-interest	8,235	9,421

Total waste and service revenues	$198,911	$191,369

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

Electricity and steam sales included lease income from our international business of $30.2 million and $27.4 million for the three months ended March 31, 2007 and 2006, respectively.

Note 8.	Equity in Net Income from Unconsolidated Investments

Equity in net income from unconsolidated investments was $5.1 million and $6.8 million for the three months ended March 31, 2007 and 2006, respectively. Equity in net income from unconsolidated investments primarily relates to our 26% investment in Quezon Power, Inc. (“Quezon”) in the Philippines. For the six years prior to May 2006, Quezon had benefited from Philippine tax regulations which were designed to promote investments in certain industries (including power generation). Equity in net income from unconsolidated investments for the three months ended March 31, 2007 included approximately $2.0 million of increased tax expense for Quezon related to the conclusion of this six-year income tax holiday in May 2006.

The unaudited results of operations from Quezon were as follows (in thousands of dollars):

	Quezon
	For the Three Months
	Ended March 31,
	2007	2006

Operating revenues	$70,233	$67,906
Operating income	32,563	28,558
Net income	12,449	19,980

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands of dollars):

		As of March 31, 2007			As of December 31, 2006
		Gross			Gross
	Remaining	Carrying	Accumulated		Carrying	Accumulated
	Useful Life	Amount	Amortization	Net	Amount	Amortization	Net

Waste and energy contracts	2 - 22 years	$388,378	$103,138	$285,240	$388,378	$91,850	$296,528
Lease interest and other	12 - 23 years	72,169	5,313	66,856	72,154	4,555	67,599
Landfill	7 years	17,985	3,270	14,715	17,985	3,066	14,919

Total amortizable intangible assets		$478,532	$111,721	$366,811	$478,517	$99,471	$379,046
Other intangibles	Indefinite	4,528	—	4,528	4,528	—	4,528

Intangible assets, net		$483,060	$111,721	$371,339	$483,045	$99,471	$383,574

Amortization expense related to waste and energy contracts and other intangible assets was $11.5 million and $12.1 million for the three months ended March 31, 2007 and 2006, respectively. The lease interest asset is amortized to rent expense in plant operating expenses and was $0.8 million for each of the three months ended March 31, 2007 and 2006.

The following table details the amount of the actual/estimated amortization expense associated with intangible assets as of March 31, 2007 included or expected to be included in our statement of operations for each of the years indicated (in thousands of dollars):

	Waste and	Landfill, Lease
	Energy	Interest and Other
	Contracts	Contracts	Totals

Three Months ended March 31, 2007	$11,288	$962	$12,250

Remainder of 2007	$33,566	$4,190	$37,756
2008	43,180	5,148	48,328
2009	39,635	5,148	44,783
2010	27,317	5,148	32,465
2011	24,228	5,148	29,376
Thereafter	117,314	56,789	174,103

Total	$285,240	$81,571	$366,811

Goodwill

Goodwill was $91.3 million as of both March 31, 2007 and December 31, 2006. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in the ARC Holdings acquisition in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill has an indefinite life and is not amortized but is reviewed annually for impairment under the provisions of SFAS 142. Goodwill is not deductible for federal income tax purposes.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands of dollars):

	As of
	March 31,	December 31,
	2007	2006

Waste and service contracts	$132,576	$135,607
Tax liabilities for uncertain tax positions	64,927	26,622
Interest rate swap	9,705	9,855
Benefit obligations	38,878	38,979
Asset retirement obligations	23,361	23,740
Insurance loss and loss adjustment reserves	36,526	38,020
Service contract obligations	9,903	9,607
Other	24,133	23,148

	$340,009	$305,578

The following table details the amount of the actual/estimated amortization contra-expense associated with the below market waste and service contracts liability as of March 31, 2007 included or expected to be included in our statement of operations for each of the years indicated (in thousands of dollars):

Waste and
Service
Contracts

Three Months ended March 31, 2007	$2,987

Remainder of 2007	$8,956
2008	11,931
2009	11,982
2010	12,094
2011	12,153
Thereafter	75,460

Total	$132,576

Note 11.	Income Taxes

We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We currently estimate our annual effective tax rate for the year ended December 31, 2007 to be approximately 45%. We review the annual effective tax rate on a quarterly basis as projections are revised.

We file a federal consolidated income tax return with our eligible subsidiaries. Covanta Lake II, Inc. files outside of the consolidated return group. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”) effective January 1, 2007. The cumulative effect of applying the provisions of this interpretation was a $2.8 million decrease to our opening balance retained earnings in 2007, which was comprised of an increase of $6.1 million to the liability for uncertain tax positions, a $16.4 million increase to deferred tax assets, a $13.1 million decrease to property, plant and equipment and a reclassification of $32.7 million between deferred tax liabilities and the liability for uncertain tax positions. The liability for uncertain tax positions,

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exclusive of interest and penalties, was $57.2 million as of March 31 and January 1, 2007, respectively. No additional liabilities were recorded for uncertain tax positions during the three months ended March 31, 2007.

There are no uncertain tax positions associated with unrecognized tax benefits at this time, and therefore, we do not expect a material future impact to our effective tax rate for this matter.

We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision under FIN 48. For the quarters ended March 31, 2007 and 2006, we recognized $0.4 million and zero, respectively of interest and penalties on uncertain tax positions. As of March 31, and January 1, 2007, we had accrued interest and penalties associated with uncertain tax positions of $7.7 million and $7.3 million, respectively.

As issues are examined by the Internal Revenue Service (“IRS”) and state auditors, we may decide to adjust the existing FIN 48 liability for issues that were not deemed an exposure at the time we adopted FIN 48. Accordingly, we will continue to monitor the results of these audits and adjust the liability as needed.

State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

Federal income tax returns for Covanta Energy are closed for the years through 2002. However, to the extent NOLs are utilized from earlier years, this will allow the IRS to re-examine closed years. ARC Holdings’ tax returns are open for federal audit for the tax return years of 2001 and forward, and is currently the subject of an IRS examination. This examination is related to ARC Holdings’ refund requests related to NOL carryback claims from tax years prior to our acquisition of ARC Holdings in 2005 that require Joint Committee approval.

Our NOLs predominantly arose from our predecessor insurance entities (which were subsidiaries of our predecessor, formerly named Mission Insurance Group, Inc., “Mission”). These Mission insurance entities have been in state insolvency proceedings in California and Missouri since the late 1980’s. The amount of NOLs available to us will be reduced by any taxable income generated by current members of our consolidated tax group, which include grantor trusts associated with the Mission insurance entities.

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

We have discussed with the Director of the Division of Insurance of the State of Missouri (the “Missouri Director”), who administers the balance of the grantor trusts relating to the Mission Insurance entities, similar arrangements to claimants of the Missouri grantor trusts. Given the claims activity relating to the Missouri grantor trusts, and the lack of disputed matters with the Missouri Director, we do not expect to enter into additional or amended contractual arrangements with the Missouri Director with respect to the final administration of the Missouri grantor trusts.

While we cannot predict with certainty what amounts, if any, may be includable in taxable income as a result of the final administration of these grantor trusts, we believe that neither arrangements with the California Commissioner nor the final administration by the Missouri Director will result in a material reduction in available NOLs.

We had consolidated federal NOLs estimated to be approximately $410 million for federal income tax purposes as of December 31, 2006. The NOLs will expire in various amounts from December 31, 2007 through December 31, 2025, if not used. In addition to the consolidated federal NOLs, as of December 31, 2006, we had additional federal credits and loss carryforwards of $46 million and state credits and loss carryforwards of $13 million that will expire between 2007 and 2026. These deferred tax assets are offset by a valuation allowance of $37 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our provision for income taxes in the condensed consolidated statements of operations also includes certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the grantor trusts referred to above and in certain states reflect preparation on a separate-company basis. For further information, refer to Note 21. Income Taxes of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note 12.	Changes in Capitalization

2007 Recapitalization Plan

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of Covanta Energy’s debt facilities with new Covanta Energy debt facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility, and a $650 million term loan (collectively referred to as the “New Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, in which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”) issued by us, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer, of approximately $604.4 million in aggregate principal amount of outstanding notes previously issued by certain intermediate subsidiaries of Covanta Energy.

We completed our public offerings of common stock and Debentures, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the New Credit Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. As a result of the recapitalization plan in the first quarter of 2007, we recognized a loss on extinguishment of debt of approximately $32.0 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements. The following discussion details the material terms of each of these transactions.

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

Interest and Fee Terms

Loans under the New Credit Facilities are designated, at our election, as Eurodollar rate loans or base rate loans. Eurodollar loans bear interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” for deposits in dollars plus a borrowing margin. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months (and at the end of every three months in the case of six month Eurodollar loans). Base rate loans bear interest at (a) a rate per annum equal to the greater of (1) the “prime rate” designated in the relevant facility or (2) the federal funds rate plus 0.5% per annum, plus (b) a borrowing margin.

Letters of credit that may be issued in the future under the Revolving Loan Facility will accrue fees at the then effective borrowing margins on Eurodollar rate loans, plus a fee on each issued letter of credit payable to the issuing bank. Letter of credit availability under the Funded L/C Facility accrues fees (whether or not letters of credit are issued thereunder) at the then effective borrowing margin for Eurodollar rate loans times the total availability under letters of credit (whether or not then utilized), plus a fee on each issued letter of credit payable to the issuing bank. In addition, Covanta Energy has agreed to pay to the participants under the Funded L/C Facility a fee equal to 0.10% times the average daily amount of the credit linked deposit paid by such participants for their participation under the Funded L/C Facility.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Covenants and Defaults

The loan documentation under the New Credit Facilities contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facilities, we expect that the negative covenants will place limitations on Covanta Energy, but be materially less restrictive than the restrictions in effect prior to February 9, 2007.

Material Terms of the Debentures

On January 31, 2007, we also completed an underwritten public offering of $373.8 million of aggregate principal amount of debentures. This offering included Debentures sold pursuant to an over-allotment option which was exercised by the underwriters. The Debentures constitute our general unsecured senior obligations and will rank equally in right of payment with any future senior unsecured indebtedness. The Debentures are effectively junior to our existing and future secured indebtedness, including the New Credit Facilities, to the extent of the value of the assets securing such indebtedness. The Debentures are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries.

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest payment provision has been accounted for as an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and as such, the fair market value for the embedded derivative was zero as of March 31, 2007.

Under limited circumstances, the Debentures are convertible by the holders thereof, at any time, into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share). The terms of the Debentures require that under certain circumstances, such as an acquisition of us by a third party, the payment by us of a cash dividend on our common stock, or where a cash tender offer is made for our common stock, we are obligated to adjust the conversion rate applicable to the Debentures. This adjustment requirement constitutes a “contingent beneficial conversion feature” that is part of the Debentures. If such an adjustment were to occur, (i) the amount of the contingent beneficial feature would be bifurcated from the Debentures, (ii) the liability recorded in our financial statements with respect to the Debentures would be reduced by the amount bifurcated, and (iii) the amount bifurcated would be recorded as a charge to interest expense and accreted to the Debenture liability over the remaining term of Debentures, or the conversion date of the Debentures, if earlier.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intermediate Subsidiary Debt Tender Offer

On January 23, 2007, we commenced cash tender offers for (a) any and all of the outstanding 8 1/2% Senior Secured Notes due 2010 (the “MSW I Notes”) issued by MSW Energy Holdings LLC and its wholly owned subsidiary, MSW Energy Finance Co., Inc. (collectively referred to as “MSW I”), (b) any and all of the outstanding 7 3/8% Senior Secured Notes due 2010 (the “MSW II Notes”) issued by MSW Energy Holdings II LLC and its wholly owned subsidiary, MSW Energy Finance Co. II, Inc. (collectively referred to as “MSW II”) and (c) any and all of the outstanding 6.26% Senior Notes due 2015 (the “ARC Notes”) of Covanta ARC LLC.

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

As of March 31, 2007, the remaining outstanding debt for the MSW I Notes, MSW II Notes and the ARC Notes was $5.6 million, $0.5 million and $1.4 million, respectively. On March 16, 2007, we issued a Notice of Redemption for the remaining ARC Notes. All outstanding ARC Notes were redeemed on April 16, 2007 at a total redemption price of $743.50 per $1,000 in original principal amount of the ARC Notes, which includes principal outstanding, premium and accrued interest up to the redemption date. We expect to redeem, the MSW I Notes and MSW II Notes during the third quarter of 2007. MSW I and MSW II may, at their respective options, redeem, and currently intend to redeem the MSW I Notes and MSW II Notes, respectively, in whole or in part, at $1,042.50 and $1,036.88, respectively, per $1,000 principal amount (plus accrued and unpaid interest to the date of redemption) during the third quarter of 2007.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt

Long-term debt is comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

	As of
	March 31,	December 31,
	2007	2006

Covanta
1.00% Senior Convertible Debentures due 2027	$373,750	$—
Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	—	368,389
Second Lien Term Loan Facility	—	260,000
Term Loan Facility due 2014	650,000	—

	650,000	628,389

Covanta Energy Intermediate Subsidiary Debt
6.26% Senior ARC Notes due 2015	1,396	192,000
8.50% Senior Secured MSW Notes due 2010	5,610	195,785
7.375% Senior Secured MSW II Notes due 2010	500	224,100

	7,506	611,885
Unamortized debt premium	276	19,748

Total intermediate subsidiary debt	7,782	631,633

Other Covanta Energy long-term debt	53	101

Total	1,031,585	1,260,123
Less: current portion (includes $276 and $4,732 of unamortized premium)	(14,324)	(36,434)

Total long-term debt	$1,017,261	$1,223,689

Short-Term Liquidity

As of March 31, 2007, Covanta Energy had available credit for liquidity as follows (in thousands of dollars):

	Total		Available
	Available		As of
	Under Facility	Maturing	March 31, 2007

Revolving Loan Facility(1)	$300,000	2013	$300,000
Funded L/C Facility	$320,000	2014	$3,156

(1)	Up to $200 million of which may be utilized for letters of credit.

As of March 31, 2007, Covanta Energy had not drawn any loans from the Revolving Loan Facility. As of March 31, 2007, Covanta Energy had approximately $316.8 million outstanding letters of credit under the Funded L/C Facility.

Stockholders’ Equity

Material Terms of Equity Offering

On January 31, 2007, we completed an underwritten public offering of 5.32 million shares of our common stock. The shares were sold to the public at a price of $23.50 per share. We granted the underwriters an option to

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase up to an additional 798,000 shares of common stock at $22.325 per share for a period of 30 days beginning on and including the date of original issuance of the shares in connection with this offering, solely to cover over-allotments. The option was exercised and such additional shares were sold on February 6, 2007. Proceeds received in these offerings were approximately $136.6 million, net of underwriting discounts and commissions.

Other

On March 19, 2007, we awarded certain employees 350,249 shares of restricted stock and we granted options to purchase an aggregate of 1,755,000 shares of common stock both under the Employees Plan. See Note 4. Stock-Based Compensation.

We adopted the provisions of FIN 48 effective January 1, 2007. The cumulative effect of applying the provisions of this interpretation was a $2.8 million decrease to our opening balance retained earnings in 2007. See Note 11. Income Taxes for additional information.

On February 24, 2006, we completed a rights offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds. See Note 17. Related-Party Transactions.

Note 13.	Business Segments

We develop, own and operate infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production in the United States and abroad. We also engage in the independent power production business outside the United States. Given our increased focus on developing our international waste and energy business, we have decided, during this quarter, to segregate what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment, which was comprised of the holding company and insurance subsidiaries’ operations, does not meet the quantitative thresholds which require separate disclosure as a reportable segment. Therefore, we currently have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of our reportable segments are shown below (in thousands of dollars):

	For the
	Three Months Ended
	March 31,
	2007	2006

Operating Revenues:
Domestic	$287,755	$262,571
International	39,801	38,845
All other(1)	2,653	3,940

Total operating revenues	$330,209	$305,356

Operating Income (Loss):
Domestic	$5,235	$29,789
International	3,503	5,528
All other(1)	(458)	201

Total operating income	8,280	35,518
Other Income (Expense):
Investment income	5,184	2,403
Interest expense	(21,260)	(28,483)
Loss on extinguishment of debt(2)	(32,006)	—

(Loss) income before income tax benefit (expense), minority interests and equity in net income from unconsolidated investments	$(39,802)	$9,438

(1)	All other is comprised of our insurance subsidiaries’ operations.

(2)	See Note 12. Changes in Capitalization for additional information.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Benefit Obligations

The components of net periodic benefit costs are as follows (in thousands of dollars):

			Other Post-
	Pension		Retirement
	Benefits		Benefits
	For the Three		For the Three
	Months Ended		Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Service cost	$—	$—	$—	$—
Interest cost	1,146	1,075	192	154
Expected return on plan assets	(1,108)	(922)	—	—
Amortization of actuarial (gain) loss	—	(16)	26	—

Net periodic benefit cost	$38	$137	$218	$154

Effective January 1, 2006, in connection with freezing our defined benefit pension plans for domestic employees, we enhanced the Covanta Energy Savings Plan (the defined contribution plan for domestic employees) by increasing our contribution toward the savings plan. The costs related to the savings plan were $4.0 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively.

Note 15.	Financial Instruments

Interest Rate Swaps

Covanta Energy was required, under financing arrangements in effect since June 24, 2005, to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the Credit Facilities. On July 8, 2005, Covanta Energy entered into two separate pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, we entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. On December 27, 2006, the notional amount of the original interest rate swap agreements were reduced to $250 million from $300 million. These interest rate swaps were designated as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, unrealized gains or losses were deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the interest rate swaps was a decrease to interest expense for the three months ended March 31, 2006 of $0.2 million. In connection with the refinancing of Covanta Energy’s debt facilities, the interest rate swap agreements described above were settled on February 9, 2007. We recognized a gain associated with the settlement of our interest rate swap agreements of $3.4 million, pre-tax. The New Credit Facilities do not require us to enter into interest rate swap agreements. For additional information related to the New Credit Facilities, see Note 12. Changes in Capitalization.

Note 16.	Commitments and Contingencies

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

Covanta Energy may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. In certain instances, Covanta Energy may be exposed to joint and several liabilities for remedial action or damages. Covanta Energy’s ultimate liability in connection with such environmental claims will depend on many factors, including its volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations. Generally, such claims arising prior to April 1, 2002 were resolved in and discharged by Covanta Energy’s Chapter 11 cases.

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

In June 2001, the Environmental Protection Agency (“EPA”) named Covanta Haverhill, Inc. (“Haverhill”), as a potentially responsible party (“PRP”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (“Beede site”). On December 15, 2006, Haverhill together with numerous other PRPs, signed the Beede Waste Oil Superfund Site RD/RA Consent Decree with respect to remediation of the Beede site. The Consent Decree becomes effective upon approval and entry by the U.S. District Court in New Hampshire. We currently believe that based on the amount of waste oil Haverhill is alleged to have sent to the Beede site in comparison to other similarly-situated settling PRPs, its ultimate liability will not be material to its financial position and results of operations although it is not possible at this time to predict that outcome with certainty.

In August 2004, EPA notified Covanta Essex Company (“Essex”) that it was potentially liable for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of approximately 70 PRPs named thus far that have joined the LPRSA PRP group. In 2005, Essex entered into an arrangement with EPA and the PRP group to settle its potential share of liability for $2.8 million in past costs incurred by EPA, and to contribute $0.25 million towards the $10 million then estimated by EPA as the cost of the Passaic River Study (“Study”). It is anticipated that additional contributions to the cost of the Study will be required of PRP’s, including Essex, as the Study proceeds through its predicted completion in 2011. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for natural resource damages.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Matters

Other commitments as of March 31, 2007 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$322,532	$4,401	$318,131
Surety bonds	61,751	—	61,751

Total other commitments — net	$384,283	$4,401	$379,882

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

As of March 31, 2007, Covanta Energy had approximately $3.2 million in available capacity for additional letters of credit under its Funded L/C Facility and $200 million available capacity for letters of credit under its Revolving Loan Facility. We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn under the current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If we were unable to immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the New Credit Facilities as additional term loans issued under the Term Loan Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($52.8 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.

We have certain contingent obligations related to the Debentures. These are:

•	holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017 and February 1, 2022;
•	holders may require us to repurchase their Debentures, if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash and/or our common stock.

See Note 12. Changes in Capitalization — 2007 Recapitalization Plan — Material Terms of the Debentures for specific criteria related to contingent interest, conversion or redemption features of the Debentures.

Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain energy-from-waste facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of March 31, 2007 associated with the repayment of the municipalities’ project debt on such facilities was approximately $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of March 31, 2007 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned energy-from-waste facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such damages at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

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

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. Partial operations have resumed, and full-scale operations are expected to resume during May 2007. As a result of this loss, we recorded an asset impairment of $18.3 million, pre-tax, in the first quarter of 2007, which represents a preliminary estimate of the net book value of the assets destroyed. Based upon additional investigation and analysis to be conducted, we may increase the impairment recorded.

The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We cannot predict the timing of when we would receive the proceeds under such policies. As insurance proceeds are received, they will be recorded as a reduction to the loss related to the write-down of assets or a reduction to operating expenses. We expect the cost of repair or replacement and business interruption losses we do not recover, representing deductibles under such policies, will not be material.

Note 17.	Related-Party Transactions

As described in Note 8. Equity in Net Income from Unconsolidated Investments, Covanta Energy holds a 26% investment in Quezon. Covanta Energy and Quezon are both party to an agreement in which Covanta Energy assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. For the three months ended March 31, 2007 and 2006, Covanta Energy collected $7.4 million and $9.0 million, respectively, for the operation and maintenance of the facility. As of March 31, 2007 and December 31, 2006, the net amount due to Quezon was $0.5 million and $2.2 million, respectively.

On February 24, 2006, we completed a rights offering to the holders of Covanta Energy’s 9.25% debentures prior to its emergence from bankruptcy proceedings, in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds, including 633,380 shares purchased by D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), one of our largest stockholders, pursuant to the exercise of rights held by Laminar as a holder of such 9.25% debentures.

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

The following discussion addresses our financial condition as of March 31, 2007 and our results of operations for the three months ended March 31, 2007, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. Due to the use of estimates and certain other factors, such as the seasonal nature of our waste and energy business, as well as competitive and other market conditions, we do not believe that interim results of operations are indicative of full year results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

OVERVIEW

We are organized as a holding company and conduct all of our operations through subsidiaries which are engaged in the businesses of waste and energy services, and insurance services. Our predominant business is the waste and energy services business. We are a leading developer, owner and operator of infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production businesses in the United States and abroad. We also engage in the independent power production business outside the United States. We own, have equity investments in, and/or operate 54 energy generation facilities, 42 of which are in the United States and 12 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, water (hydroelectric), natural gas, coal, wood waste, landfill gas and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two landfills, and several waste transfer stations. We also operate one domestic water treatment facility.

We believe our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: post-recycling waste disposal and energy generation. We believe the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: utilizing energy-from-waste reduces greenhouse gas emissions, lowers the risk of groundwater contamination, and conserves land. At the same time, energy-from-waste generates clean reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor to greenhouse gas emissions. As public planners address their needs for more environmentally sensitive waste disposal and energy generation in the years ahead, we believe energy-from-waste will be an increasingly attractive alternative.

In March 2007, we announced that we have developed and successfully tested two new and cost-effective technologies that represented major advances in controlling nitrogen oxide (NOx) emissions. Both technologies, for which patents are pending, have been tested at existing facilities and are now ready for full scale commercial application. We expect to pursue additional technical improvements to our services and processes that will add value to our business in the years ahead.

We are focused on:

•	providing customers with superior service by operating our existing businesses to historic high standards;
•	generating sufficient cash to meet our liquidity needs;

•	paying down Covanta Energy’s project debt;
•	investing in and growing our business in order to create additional value for stockholders; and
•	seeking acquisition opportunities to expand our operations in the United States and abroad.

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

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of Covanta Energy’s debt facilities with new Covanta Energy debt facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility, and a $650 million term loan (collectively referred to as the “New Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, in which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”) issued by us, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer, of approximately $604.4 million in aggregate principal amount of outstanding notes previously issued by Covanta Energy’s intermediate subsidiaries.

We completed our public offerings of common stock and Debentures, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the New Credit Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. Additional information, including material terms and financial statement impacts related to our recapitalization plan, is contained in Liquidity and Capital Resources below. Under the New Credit Facilities, we will have substantially greater, but not unrestricted, ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally.

Our liquidity is enhanced by the existence of net operating loss carryforwards (“NOLs”), which predominantly arose from our predecessor insurance entities (“Mission Insurance Entities”, formerly named Mission Insurance Group, Inc.), which have been in state insolvency proceedings in California and Missouri since the late 1980s. As described below, certain grantor trusts associated with these predecessor insurance entities (and the taxable income and loss they generate) continue to be included in our consolidated tax group. Our ability to utilize the NOLs to offset taxable income generated by operations in our Domestic segment could have a material effect on our consolidated financial condition and results of operations. We had NOLs estimated to be $410 million for federal income tax purposes as of December 31, 2006. The NOLs will expire in various amounts from December 31, 2007 through December 31, 2025, if not used. The amount of NOLs available to us will be reduced by any taxable income generated by current members of our consolidated tax group, which include the grantor trusts described above. During or at the conclusion of the administration of these grantor trusts by state insurance regulatory agencies, taxable income could result, which could utilize a portion of our NOLs and in turn could accelerate the date on which we may be otherwise obligated to pay incremental cash taxes. While we cannot predict with certainty what amounts, if any, may be includable in our taxable income as a result of the final administration of the trusts, we believe that any such taxable income will not result in a material reduction in available NOLs. For additional detail relating to our NOLs and risks attendant thereto, see Note 11. Income Taxes of the Notes to the Condensed Consolidated Financial Statements (“Notes”) and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As with our domestic business, the New Credit Facilities afford greater flexibility to invest in and grow our international business. We are pursuing international waste and/or energy business opportunities, particularly in markets where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste in order to reduce dependence on landfilling, such as in selected countries in the European Union, including Italy and the United Kingdom, China or island nations where landfilling is a less desirable disposal option.

On February 12, 2007, we entered into agreements relating to the subscription for a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd. (“Sanfeng”). Sanfeng, a company located in Chongqing Municipality, China, is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tons per day 24 MW mass-burn energy-from-waste projects. On April 25, 2007, we closed on this investment and Sanfeng was converted to a Sino-foreign equity joint venture under Chinese law in which we hold a 40% equity interest and Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest. We made an initial cash payment of approximately $11 million in connection with our investment in Sanfeng. We expect to utilize Sanfeng, which has been renamed Chongqing Sanfeng Covanta Environmental Industry Co., Ltd., as the principal platform through which we will grow our energy-from-waste business in China, and that we will make additional investments as and when Sanfeng is successful in developing additional projects.

In December 2006, we discussed with officials of the City of Harrisburg and the Harrisburg Authority (the “Authority”) a potential transaction to purchase, lease or operate, on a long-term basis, the Authority’s 800 tons per day energy-from-waste facility located in Harrisburg, Pennsylvania. The facility has been experiencing certain operating difficulties following significant capital improvements undertaken by another company on the Authority’s behalf. A subsidiary of Covanta Energy has entered into an interim agreement to operate and maintain the facility through March 31, 2007 as the Authority’s contractor. On March 28, 2007, the Authority agreed to extend the interim operating agreement and to open negotiations with us regarding a long-term relationship. Such negotiations are in progress.

Business Segments

Prior to January 1, 2007, we had two reportable business segments — Waste and Energy Services and Other Services. Given our increased focus on developing our international waste and energy business, we have decided, during this quarter, to segregate what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment, which was comprised of the holding company and insurance subsidiaries’ operations, does not meet the quantitative thresholds that require separate disclosure as a reportable segment. Therefore, our reportable segments are now Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

Domestic

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

International

Our subsidiary, CPIH, engages primarily in the independent power production business outside the United States. Through CPIH, we have ownership interests in, and/or operate, independent power production facilities in the Philippines, China, Bangladesh, India, and Costa Rica, and one energy-from-waste facility in Italy. The Costa Rica facilities generate electricity from hydroelectric resources while the other independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. For these projects, CPIH receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

Contract Structures

We have 23 domestic energy-from-waste projects where we charge a fixed fee (which escalates over time pursuant to contractual indices we believe are appropriate to reflect price inflation) for operation and maintenance services. We refer to these projects as having a “Service Fee” structure. Our contracts at Service Fee projects provide revenue that does not materially vary based on the amount of waste processed or energy generated and as such is relatively stable for the contract term. In addition, at most of our Service Fee projects, the operating subsidiary retains only a fraction of the energy revenues generated, with the balance used to provide a credit to the municipal client against its disposal costs. Therefore, in these projects, the municipal client derives most of the benefit and risk of energy production and changing energy prices.

We also have 8 domestic energy-from-waste projects where we receive a per-ton fee under contracts for processing waste. We refer to these projects as having a “Tip Fee” structure. At Tip Fee projects, we generally enter into long-term waste disposal contracts for a substantial portion of project disposal capacity and retain all of the energy revenue generated. The waste disposal and energy revenue from these projects is more dependent upon operating performance and, as such, is subject to greater revenue fluctuation to the extent performance levels fluctuate.

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

RESULTS OF OPERATIONS

Prior to January 1, 2007, we had two reportable business segments — Waste and Energy Services and Other Services. Given our increased focus on developing our international waste and energy business, we have decided, during this quarter, to segregate what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment, which was comprised of the holding company and insurance subsidiaries’ operations, does not meet the quantitative thresholds which require separate disclosure as a reportable segment. Therefore, our reportable segments are now Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

The following general discussions should be read in conjunction with the condensed consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income is provided in the reported Domestic and International segment discussions below.

Consolidated Results of Operations — Comparison of Results for the Three Months Ended March 31, 2007 vs. Results for the Three Months Ended March 31, 2006

	For the
	Three Months Ended
	March 31,
	2007	2006
	(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$330,209	$305,356
Total operating expenses	321,929	269,838

Operating income	8,280	35,518

OTHER INCOME (EXPENSE):
Investment income	5,184	2,403
Interest expense	(21,260)	(28,483)
Loss on extinguishment of debt	(32,006)	—

Total other expense	(48,082)	(26,080)

(Loss) income before income tax benefit (expense), minority interests and equity in net income from unconsolidated investments	(39,802)	9,438
Income tax benefit (expense)	18,176	(4,263)
Minority interests	(1,398)	(600)
Equity in net income from unconsolidated investments	5,106	6,843

NET (LOSS) INCOME	$(17,918)	$11,418

(LOSS) EARNINGS PER SHARE:
Basic	$(0.12)	$0.08

Diluted	$(0.12)	$0.08

Operating revenues increased by $24.9 million primarily due to increased waste and service revenues at our energy-from-waste facilities and increased construction revenues at our Hillsborough County facility in the Domestic segment. Operating expenses increased by $52.1 million primarily due to increased plant operating expenses due to normal cost escalations such as wages, additional costs related to operations at the Harrisburg facility and the scope and timing of scheduled plant maintenance. Operating expenses also increased as a result of increased construction expenses at our Hillsborough County facility and a write-down of assets related to a fire at our SEMASS energy-from-waste facility in our Domestic segment as discussed below.

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. As a result of this loss, we recorded an asset impairment of $18.3 million, pre-tax, in the first quarter of 2007, which represents a preliminary estimate of the net book value of the assets destroyed. Based upon additional investigation and analysis to be conducted, we may increase the impairment recorded. The cost of repair or replacement, and business interruption losses, are insured, subject to applicable deductibles. See Note 16. Commitments and Contingencies of the Notes for additional information.

Total investment income increased by $2.8 million primarily due to higher invested cash balances. Interest expense decreased by $7.2 million primarily due to lower loan balances and lower interest rates resulting from the May 2006 refinancing and the 2007 recapitalization plan. As a result of the recapitalization plan in the first quarter of 2007, we recognized a loss on extinguishment of debt charge of approximately $32.0 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements. See Note 12. Changes in Capitalization of the Notes.

Equity in net income from unconsolidated investments decreased by $1.7 million primarily due a $2.0 million increase in tax expense for the Quezon investment in the Philippines related to the conclusion of a six-year income tax holiday in May 2006.

Income tax benefit increased by $22.4 million primarily due to the net loss for the quarter ended March 31, 2007 resulting primarily from the write-down of assets related to SEMASS and the loss on extinguishment of debt.

Net loss and diluted loss per share was $17.9 million and $0.12, respectively, for the quarter ended March 31, 2007 compared to net income and diluted earnings per share of $11.4 million and $0.08, respectively, for the quarter ended March 31, 2006.

Additional detail on comparable revenues, costs and expenses, and operating income is provided in the reported Domestic and International segment discussions below.

Domestic Results of Operations — Comparison of Results for the Three Months Ended March 31, 2007 vs. Results for the Three Months Ended March 31, 2006

	For the
	Three Months Ended
	March 31,
	2007	2006
	(Unaudited, in thousands)

Waste and service revenues	$197,882	$189,938
Electricity and steam sales	74,894	71,764
Other operating revenues	14,979	869

Total operating revenues	287,755	262,571

Plant operating expenses	170,461	158,170
Depreciation and amortization expense	46,005	44,223
Net interest expense on project debt	13,085	13,924
Write-down of assets	18,266	—
Other operating expense	14,772	126
General and administrative expenses	19,931	16,339

Total operating expenses	282,520	232,782

Operating income	$5,235	$29,789

Total Domestic revenues increased by $25.2 million primarily due to contractual escalations and revenues related to construction activity as described below.

Waste and service revenues increased by $7.9 million or 4% as a result of the following factors:

•	Revenues from energy-from-waste projects structured with Service Fee arrangements increased by $4.4 million. Such revenues increased by $3.6 million due to operations at the Harrisburg facility and increased by $2.0 million due to contractual escalations offset by a reduction of $1.2 million related to lower revenues earned explicitly to service debt;

•	Revenues from energy-from-waste projects structured with Tip Fee arrangements increased by $1.8 million primarily driven by higher pricing and volumes of waste handled; and

•	Other waste and service fee revenues increased by $1.7 million primarily due to higher pricing for scrap metal.

Electricity and steam sales increased $3.1 million or 4% primarily due to higher energy rates along with revenues received related to energy rate settlements related to prior years partially offset by lower volumes.

Other operating revenues increased by $14.1 million primarily related to construction revenues at our Hillsborough County facility.

Plant operating expenses increased by $12.3 million primarily due to normal cost escalations such as wages, $3.2 million related to operations at the Harrisburg facility and the scope and timing of scheduled plant maintenance.

Depreciation and amortization expense increased by $1.8 million primarily due to additions of property, plant and equipment.

Net interest expense on project debt decreased by $0.8 million primarily due to lower project debt balances.

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. As a result of this loss, we recorded an asset impairment of $18.3 million, pre-tax, in the first quarter of 2007, which represents a preliminary estimate of the net book value of the assets destroyed. Based upon additional investigation and analysis to be conducted, we may increase the impairment recorded. The cost of repair or replacement, and business interruption losses, are insured, subject to applicable deductibles. See Note 16. Commitments and Contingencies of the Notes for additional information.

Other operating expense increased by $14.6 million primarily due to costs related to construction at the Hillsborough County facility.

General and administrative expenses increased by $3.6 million primarily due to normal wage and benefit escalations and additional business development spending.

International Results of Operations — Comparison of Results for the Three Months Ended March 31, 2007 vs. Results for the Three Months Ended March 31, 2006

	For the
	Three Months Ended
	March 31,
	2007	2006
	(Unaudited, in thousands)

Waste and service revenues	$1,029	$1,431
Electricity and steam sales	38,772	37,414

Total operating revenues	39,801	38,845

Plant operating expenses	31,546	28,379
Depreciation and amortization expense	2,027	2,157
Net interest expense on project debt	1,520	2,074
Other operating income	(166)	(384)
General and administrative expenses	1,371	1,091

Total operating expenses	36,298	33,317

Operating income	$3,503	$5,528

Total revenues increased by approximately $1 million primarily due to a $6 million increase in revenues under energy contracts at both Indian facilities resulting from higher electricity generation. This increase was partially offset by a $1 million decrease in revenues from lower recovered fuel prices during the first quarter of 2007, a $1.8 million decrease in revenues resulting from the sale of the Huantai facility in China during the second quarter of 2006 and a $1.5 million decrease in revenues from the Yanjiang facility in China resulting from lower steam sales during the first quarter of 2007.

Plant operating expenses increased by $3.2 million primarily due to a $6.2 million increase resulting from higher generation at both Indian facilities during the first quarter of 2007, partially offset by a $1.7 million decrease in plant operating costs due to the sale of the Huantai facility in China in the second quarter of 2006 and a $1.0 million decrease due to lower generation at the Yanjiang facility in China.

Net interest expense on project debt decreased by $0.6 million primarily due to the scheduled quarterly pay down of project debt at both Indian facilities.

LIQUIDITY AND CAPITAL RESOURCES

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. We completed public offerings of common stock and Debentures, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the New Credit Facilities on February 9, 2007. We completed the tender offer of intermediate debt for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007 and on April 16, 2007 redeemed additional notes of approximately $1.4 million. Under the New Credit Facilities, we will have substantially greater, but not unrestricted, ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally. Additional information, including material terms related to our recapitalization plan, is contained below under 2007 Recapitalization Plan.

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

As of March 31, 2007, Covanta Energy was in compliance with covenants under the New Credit Facilities. We believe that when combined with its other sources of liquidity, including the revolving loan facility that is a component of the New Credit Facilities, Covanta Energy’s operations will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due prior to maturity.

Capital Resources and Commitments

The following chart summarizes the various debt facilities and cash resources as of March 31, 2007 (in millions of dollars):

Cash Flow and Liquidity

The information set forth below regarding liquidity and capital resources as of March 31, 2007 is presented according to our consolidated operations and our current segments of Domestic and International.

Cash Flow

Our sources of funds are our investments and financing activities (including offerings of equity and/or debt securities), as well as dividends, if any, and other payments received from our subsidiaries. Under the financing arrangements existing during 2006 and prior to the New Credit Facilities, Covanta Energy’s ability to pay dividends to us was limited, except in certain circumstances. Under the New Credit Facilities, Covanta Energy has greater flexibility to distribute cash to us. Proceeds of approximately $364.4 million and $136.6 million, each net of underwriting discounts and commissions, were received during the three months ended March 31, 2007 related to underwritten public offerings of Debentures and common stock, respectively. On February 24, 2006, we completed a rights offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds.

Summarized cash flow information for our current business segments reconciled to the condensed consolidated statements of cash flows is as follows (in thousands of dollars):

	For the Three Months Ended March 31, 2007
	Domestic	International	All Other(1)	Total

Net cash provided by operating activities	$46,107	$7,105	$3,242	$56,454
Net cash (used in) provided by investing activities	(14,660)	(101)	4,471	(10,290)
Net cash (used in ) provided by financing activities	(146,366)	(4,620)	10,952	(140,034)
Effect of exchange rate changes on cash and cash equivalents	—	105	—	105

Net (decrease) increase in cash and cash equivalents	$(114,919)	$2,489	$18,665	$(93,765)

	For the Three Months Ended March 31, 2006
	Domestic	International	All Other(1)	Total

Net cash provided by operating activities	$33,376	$7,012	$9,712	$50,100
Net cash (used in) provided by investing activities	(17,671)	(158)	1,281	(16,548)
Net cash (used in) provided by financing activities	(26,092)	(6,130)	20,797	(11,425)
Effect of exchange rate changes on cash and cash equivalents	—	56	—	56

Net (decrease) increase in cash and cash equivalents	$(10,387)	$780	$31,790	$22,183

(1)	All other is comprised of the holding company and insurance subsidiaries’ operations.

Domestic Segment

Cash provided by operating activities was $46.1 million and $33.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash flow from operating activities was primarily due to working capital improvements and a $10.3 million payment from Domestic to All Other in the three months ended March 31, 2006, relating to the California Grantor Trust settlement. Net cash used in investing activities was $14.7 million and $17.7 million for the three months ended March 31, 2007 and 2006, respectively, and was primarily due to the purchase of property, plant and equipment. Net cash used in financing activities was $146.4 million for the three months ended March 31, 2007 primarily due to the 2007 recapitalization plan. The net proceeds from refinancing the New Credit Facilities was $5.6 million, net of transaction fees. The combination of the proceeds from the public offerings of Debentures and common stock noted above and approximately $130 million in cash and restricted cash (available for use as a result of the recapitalization plan) were utilized for the repayment, by means of a tender offer, of approximately $604.4 million in principal amount of outstanding notes previously issued by certain intermediate subsidiaries of Covanta Energy. Net cash used in financing activities was $26.1 million for the three months ended March 31, 2006 and was primarily driven by the repayment of debt partially offset by a decrease in restricted funds held in trust.

Restricted funds held in trust were $337.6 million as of March 31, 2007. Restricted funds held in trust are primarily amounts received and held by third party trustees relating to projects owned by Covanta Energy, and which may be used only for specified purposes. These payments are made directly to the trustee primarily for related project debt and are held by it until paid to project debt holders. We do not have access to these funds.

International Segment

Cash provided by operating activities was $7.1 million and $7.0 million for the three months ended March 31, 2007 and 2006, respectively. Net cash used in financing activities was $4.6 million and $6.1 million for the three months ended March 31, 2007 and 2006, respectively, primarily due to scheduled quarterly pay down of project debt at both Indian facilities. Restricted funds held in trust were $36.1 million as of March 31, 2007.

2007 Recapitalization Plan

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of Covanta Energy’s debt facilities with the New Credit Facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility and a $650 million term loan;

•	an underwritten public offering of 6.118 million shares of our common stock, in which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.8 million aggregate principal amount of Debentures issued by us, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer, of approximately $604.4 million in aggregate principal amount of outstanding notes previously issued by Covanta Energy’s intermediate subsidiaries.

We completed our public offerings of common stock and Debentures, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the New Credit Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. As a result of the recapitalization plan in the first quarter of 2007, we recognized a loss on extinguishment of debt of approximately $32.0 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously-existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements. The following discussion details the material terms of each of these transactions.

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

Under the New Credit Facilities, Covanta Energy is obligated to apply a portion of excess cash from operations on an annual basis (calculated pursuant to the credit agreement), as well as specified other sources, to repay borrowings under the Term Loan Facility. The portion of excess cash to be used for this purpose is 50%, 25%, or 0%, based on measurement of the leverage ratio under the financial covenants.

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

Letters of credit that may be issued in the future under the Revolving Loan Facility will accrue fees at the then effective borrowing margins on Eurodollar rate loans (described below), plus a fee on each issued letter of credit payable to the issuing bank. Letter of credit availability under the Funded L/C Facility accrues fees (whether or not letters of credit are issued thereunder) at the then effective borrowing margin for Eurodollar rate loans times the total availability under letters of credit (whether or not then utilized), plus a fee on each issued letter of credit payable to the issuing bank. In addition, Covanta Energy has agreed to pay to the participants under the Funded L/C Facility a fee equal to 0.10% times the average daily amount of the credit linked deposit paid by such participants for their participation under the Funded L/C Facility.

The borrowing margins referred to above for the Revolving Loan Facility, the Term Loan Facility and the Funded L/C Facility are as follows:

			Borrowing Margin	Borrowing Margin
			for Term Loans,	for Term Loans,
			Funded Letters of	Funded Letters of
			Credit and	Credit and
	Borrowing Margin	Borrowing Margin	Credit-Linked	Credit-Linked
	for Revolving Loans	for Revolving Loans	Deposits	Deposits
Leverage Ratio	(Eurodollar Loans)	(Base Rate Loans)	(Eurodollar Loans)	(Base Rate Loans)

≥ 4.00:1.00	2.00%	1.00%	1.75%	0.75%
< 4.00:1.00 and ≥ 3.25:1.00	1.75%	0.75%	1.50%	0.50%
< 3.25:1.00 and ≥ 2.75:1.00	1.50%	0.50%	1.50%	0.50%
< 2.75:1.00	1.25%	0.25%	1.50%	0.50%

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

Debt Covenants and Defaults

The loan documentation under the New Credit Facilities contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facilities, we expect that the negative covenants will place limitations on Covanta Energy, but be materially less restrictive than the restrictions in effect prior to February 9, 2007.

The affirmative covenants of the New Credit Facilities include covenants relating to the following:

•	financial statements and other reports;
•	continued existence;
•	payment of taxes and claims;
•	maintenance of properties;
•	insurance coverage;
•	inspections by lenders (subject to frequency and cost reimbursement limitations);
•	lenders meetings;
•	compliance with laws;
•	environmental matters;
•	additional material real estate assets;
•	designation of subsidiaries; and
•	post-closing matters.

The negative covenants of the New Credit Facilities include limitations on the following:

•	indebtedness (including guarantee obligations);
•	liens;
•	negative pledge clauses;
•	restricted junior payments;
•	subsidiary distributions;
•	investments;
•	fundamental changes;
•	disposition of assets;
•	acquisitions;
•	conduct of business;
•	amendments or waivers of certain agreements;
•	changes in fiscal year; and
•	hedge agreements.

The financial covenants of the New Credit Facilities include the following:

•	maximum Covanta Energy leverage ratio, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the New Credit Facilities (“Adjusted EBITDA”);
•	maximum Covanta Energy capital expenditures; and
•	minimum Covanta Energy interest coverage ratio, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Defaults under the New Credit Facilities include:

•	non-payment of principal when due;
•	non-payment of any amount payable to an issuing bank in reimbursement of any drawing under a letter of credit when due;
•	non-payment of interest, fees or other amounts after a grace period of five days;
•	cross-default to material indebtedness;
•	violation of a covenant (subject, in the case of certain affirmative covenants, to a grace period of thirty days);
•	material inaccuracy of a representation or warranty when made;
•	bankruptcy events with respect to us, Covanta Energy or any material subsidiary or group of subsidiaries of Covanta Energy;
•	material judgments;
•	certain material ERISA events;
•	change of control (subject to exceptions for certain of our existing owners);
•	failure of subordination; and
•	actual or asserted invalidity of any guarantee or security document.

Material Terms of the Debentures

On January 31, 2007, we also completed an underwritten public offering of $373.8 million aggregate principal amount of Debentures. This offering included Debentures sold pursuant to an over-allotment option which was exercised by the underwriters. The Debentures constitute our general unsecured senior obligations and will rank equally in right of payment with any future senior unsecured indebtedness. The Debentures are effectively junior to our existing and future secured indebtedness, including the New Credit Facilities, to the extent of the value of the assets securing such indebtedness. The Debentures are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries.

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and as such, the fair market value for the embedded derivative was zero as of March 31, 2007.

Under limited circumstances, the Debentures are convertible by the holders thereof, at any time, into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share). For additional information regarding the Debentures, see Note 12. Changes in Capitalization of the Notes.

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

Material Terms of Equity Offering

On January 31, 2007, we completed an underwritten public offering of 5.32 million shares of our common stock. The shares were sold to the public at a price of $23.50 per share. We granted the underwriters an option to purchase up to an additional 798,000 shares of common stock at $22.325 per share for a period of 30 days beginning on and including the date of original issuance of the shares in connection with this offering, solely to cover over-allotments. The option was exercised and such additional shares were sold on February 6, 2007. Proceeds received in these offerings were approximately $136.6 million, net of underwriting discounts and commissions.

Intermediate Subsidiary Debt Tender Offer

On January 23, 2007, we commenced cash tender offers for (a) any and all of the outstanding 8 1/2% Senior Secured Notes due 2010 (the “MSW I Notes”) issued by MSW Energy Holdings LLC and its wholly owned subsidiary, MSW Energy Finance Co., Inc. (collectively referred to as “MSW I”), (b) any and all of the outstanding 7 3/8% Senior Secured Notes due 2010 (the “MSW II Notes”) issued by MSW Energy Holdings II LLC and its wholly owned subsidiary, MSW Energy Finance Co. II, Inc. and (collectively referred to as “MSW II”) (c) any and all of the outstanding 6.26% Senior Notes due 2015 (the “ARC Notes”) of Covanta ARC LLC.

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

As of March 31, 2007, the remaining outstanding debt for the MSW I Notes, MSW II Notes and the ARC Notes was $5.6 million, $0.5 million and $1.4 million, respectively. On March 16, 2007, we issued a Notice of Redemption for the remaining ARC Notes. All outstanding ARC Notes were redeemed on April 16, 2007 at a total redemption price of $743.50 per $1,000 in original principal amount of the ARC Notes, which includes principal outstanding, premium and accrued interest up to the redemption date. We expect to redeem the MSW I Notes and MSW II Notes during the third quarter of 2007. MSW I and MSW II may, at their respective options, redeem, and currently intend to redeem the MSW I Notes and MSW II Notes, respectively, in whole or in part, at $1,042.50 and $1,036.88, respectively, per $1,000 principal amount (plus accrued and unpaid interest to the date of redemption) during the third quarter of 2007.

Long-Term Debt

Long-term debt is comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

	As of
	March 31,	December 31,
	2007	2006

Covanta
1.00% Senior Convertible Debentures due 2027	$373,750	$—
Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	—	368,389
Second Lien Term Loan Facility	—	260,000
Term Loan Facility due 2014	650,000	—

	650,000	628,389

Covanta Energy Intermediate Subsidiary Debt
6.26% Senior ARC Notes due 2015	1,396	192,000
8.50% Senior Secured MSW Notes due 2010	5,610	195,785
7.375% Senior Secured MSW II Notes due 2010	500	224,100

	7,506	611,885
Unamortized debt premium	276	19,748

Total intermediate subsidiary debt	7,782	631,633

Other Covanta Energy long-term debt	53	101

Total	1,031,585	1,260,123
Less: current portion (includes $261 and $4,732 of unamortized premium)	(14,324)	(36,434)

Total long-term debt	$1,017,261	$1,223,689

Short-Term Liquidity

As of March 31, 2007, Covanta Energy had available credit for liquidity as follows (in thousands of dollars):

	Total		Available
	Available		As of
	Under Facility	Maturing	March 31, 2007

Revolving Loan Facility(1)	$300,000	2013	$300,000
Funded L/C Facility	$320,000	2014	$3,156

(1)	Up to $200 million of which may be utilized for letters of credit.

As of March 31, 2007, Covanta Energy had not drawn any loans from the Revolving Loan Facility. As of March 31, 2007, Covanta Energy had approximately $316.8 million outstanding letters of credit under the Funded L/C Facility.

Covanta Energy Project Debt

Domestic Project Debt

Financing for Covanta Energy’s energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by Covanta Energy’s subsidiary, the issuers of the bond loans the bond proceeds to Covanta Energy’s subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. Such project debt of Covanta Energy’s subsidiaries is described in the chart below under Capital Requirements as non-recourse project debt. The only potential recourse to Covanta Energy with respect to project debt arises under the operating performance guarantees described below under Other Commitments and Contingencies.

Certain subsidiaries had recourse liability for project debt which is recourse to Covanta ARC LLC, but is non-recourse to Covanta Energy, which as of March 31, 2007 was as follows (in thousands of dollars):

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

CAPITAL REQUIREMENTS

We believe that when combined with our other sources of liquidity, our operations generate sufficient cash to meet operational needs, capital expenditures, and debt service due prior to maturity. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. Our projected contractual obligations are consistent with amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Other Commitments and Contingencies

Other commitments as of March 31, 2007 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$322,532	$4,401	$318,131
Surety bonds	61,751	—	61,751

Total other commitments — net	$384,283	$4,401	$379,882

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

As of March 31, 2007, Covanta Energy had approximately $3.2 million in available capacity for additional letters of credit under its Funded L/C Facility and $200 million available capacity for letters of credit under its Revolving Loan Facility. We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn under the current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If we were unable to immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the New Credit Facilities as additional term loans issued under the Term Loan Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($52.8 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.

We have certain contingent obligations related to the Debentures. These are:

•	holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017 and February 1, 2022;
•	holders may require us to repurchase their Debentures, if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash and/or our common stock.

See Note 12. Changes in Capitalization — 2007 Recapitalization Plan — Material Terms of the Debentures for specific criteria related to contingent interest, conversion or redemption features of the Debentures.

Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain energy-from-waste facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of March 31, 2007 associated with the repayment of the municipalities’ project debt on such facilities was approximately $1 billion. This amount was not recorded as a liability in our condensed consolidated balance sheet as of March 31, 2007 as we believe that Covanta Energy had not incurred such liability as of the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned energy-from-waste facilities could expose Covanta Energy to recourse liability on project debt. We also believe that Covanta Energy has not incurred such damages as of the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

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

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. Partial operations have resumed, and full-scale operations are expected to resume during May 2007. The cost of repair or replacement, and business interruption losses, are insured, subject to applicable deductibles. We cannot predict the timing of when we would receive the proceeds under such policies. We expect the cost of repair or replacement, and business interruption losses we do not recover, representing deductibles under such policies, will not be material.

Discussion of Critical Accounting Policies

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Except as described below, management believes there have been no material changes during the three months ended March 31, 2007 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rate Swaps

Covanta Energy was required, under financing arrangements in effect since June 24, 2005, to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the Credit Facilities. On July 8, 2005, Covanta Energy entered into two separate pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, we entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. On December 27, 2006, the notional amount of the original interest rate swap agreements reduced to $250 million from $300 million. These interest rate swaps were designated as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Accordingly, unrealized gains or losses were deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the interest rate swaps was a decrease to interest expense for the three months ended March 31, 2006 of $0.2 million. In connection with the refinancing of Covanta Energy’s debt facilities, the interest rate swap agreements described above were settled on February 9, 2007. We recognized a gain associated with the settlement of our interest rate swap agreements of $3.4 million, pre-tax. The New Credit Facilities do not require us to enter into interest rate swap agreements. For additional information related to the New Credit Facilities, see Note 12. Changes in Capitalization of the Notes.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2007. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2006, we began implementation of a new operating system for the recording of information relating to our business. We expect to complete this implementation by the end of the second quarter of 2007. We initiated this effort as part of a routine system upgrade and as part of our integration efforts related to the ARC Holdings acquisition. We believe the new operating system, when fully implemented, will maintain and enhance our system of internal controls over financial reporting and our ability to record, process, summarize and report information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes during the three months ended March 31, 2007 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date: April 30, 2007