Form 10-Q
period 2007-06-30
COVANTA HOLDING CORP
filed 2007-07-25
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at July 18, 2007

Common Stock, $0.10 par value	153,825,304 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2007

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A. Risk Factors of Covanta’s Annual Report on Form 10-K for the year ended December 31, 2006 and in other filings by Covanta with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$218,040	$213,501	$416,951	$404,870
Electricity and steam sales	126,815	116,413	240,481	225,591
Other operating revenues	10,285	4,222	27,917	9,031

Total operating revenues	355,140	334,136	685,349	639,492

OPERATING EXPENSES:
Plant operating expenses	199,561	175,696	401,568	362,245
Depreciation and amortization expense	48,436	48,838	96,479	95,235
Net interest expense on project debt	13,886	15,293	28,491	31,291
General and administrative expenses	20,029	16,101	42,221	34,305
Write-down of assets, net of insurance recoveries	(13,341)	—	4,925	—
Other operating expenses	9,357	1,520	26,173	4,210

Total operating expenses	277,928	257,448	599,857	527,286

Operating income	77,212	76,688	85,492	112,206

Other income (expense):
Investment income	1,819	2,915	7,003	5,318
Interest expense	(14,718)	(27,361)	(35,978)	(55,844)
Loss on extinguishment of debt	—	(6,795)	(32,006)	(6,795)

Total other expenses	(12,899)	(31,241)	(60,981)	(57,321)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	64,313	45,447	24,511	54,885
Income tax expense	(28,822)	(6,662)	(10,646)	(10,925)
Minority interests	(2,091)	(2,279)	(3,489)	(2,879)
Equity in net income from unconsolidated investments	4,316	14,672	9,422	21,515

NET INCOME	$37,716	$51,178	$19,798	$62,596

Earnings Per Share:
Basic	$0.25	$0.35	$0.13	$0.43

Diluted	$0.24	$0.35	$0.13	$0.43

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$154,862	$233,442
Marketable securities available for sale	3,100	7,080
Restricted funds held in trust	188,833	178,054
Receivables (less allowances of $3,650 and $4,469)	219,640	209,306
Unbilled service receivables	58,763	56,868
Deferred income taxes	39,249	24,146
Prepaid expenses and other current assets	99,516	94,690

Total Current Assets	763,963	803,586
Property, plant and equipment, net	2,581,805	2,637,923
Investments in fixed maturities at market (cost: $30,185 and $35,833)	29,483	35,007
Restricted funds held in trust	214,473	229,867
Unbilled service receivables	64,643	73,067
Intangible assets, net	359,140	383,574
Goodwill	91,282	91,282
Investments in investees and joint ventures	85,757	73,717
Other assets	108,718	109,797

Total Assets	$4,299,264	$4,437,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$14,462	$36,434
Current portion of project debt	193,591	190,242
Accounts payable	39,376	20,151
Deferred revenue	19,872	16,457
Accrued expenses and other current liabilities	187,815	197,468

Total Current Liabilities	455,116	460,752
Long-term debt	1,015,634	1,223,689
Project debt	1,177,935	1,245,705
Deferred income taxes	383,646	420,263
Other liabilities	328,100	305,578

Total Liabilities	3,360,431	3,655,987

Commitments and Contingencies (Note 16)

Minority Interests	43,580	42,681

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 154,179 and 147,657 shares; outstanding 153,827 and 147,500 shares)	15,418	14,766
Additional paid-in capital	757,355	619,685
Accumulated other comprehensive income	4,740	3,942
Accumulated earnings	117,775	100,775
Treasury stock, at par	(35)	(16)

Total Stockholders’ Equity	895,253	739,152

Total Liabilities and Stockholders’ Equity	$4,299,264	$4,437,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$19,798	$62,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	96,479	95,235
Amortization of long-term debt deferred financing costs	1,704	1,503
Write-down of assets, net of insurance recoveries	4,925	—
Loss on extinguishment of debt	32,006	6,795
Amortization of debt premium and discount	(7,689)	(11,540)
Stock-based compensation expense	6,407	3,368
Equity in net income from unconsolidated investments	(9,422)	(21,515)
Dividends from unconsolidated investments	7,194	5,762
Minority interests	3,489	2,879
Deferred income taxes	(1,789)	736
Other, net	784	2,593
Change in operating assets and liabilities, net of effects of acquisition:
Receivables	(13,336)	(3,023)
Unbilled service receivables	10,191	8,262
Accounts payable and accrued expenses	(4,617)	(13,342)
Deferred revenue	(321)	(1,257)
Unpaid losses and loss adjustment expenses	(779)	(4,991)
Other, net	(2,486)	(17,396)

Net cash provided by operating activities	142,538	116,665

INVESTING ACTIVITIES:
Purchase of equity interest	(10,253)	—
Proceeds from the sale of investment securities	9,575	5,096
Purchase of property, plant and equipment	(43,016)	(26,797)
Property insurance proceeds	7,341	—
Acquisition of business	(7,439)	—
Other, net	233	2,835

Net cash used in investing activities	(43,559)	(18,866)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	135,757	—
Proceeds from rights offering, net	—	20,498
Proceeds from the exercise of options for common stock, net	111	558
Proceeds from borrowings on long-term debt	949,907	97,577
Proceeds from borrowings on project debt	3,389	5,149
Principal payments on long-term debt	(1,160,385)	(120,039)
Principal payments on project debt	(65,489)	(69,009)
Payments of long-term debt deferred financing costs	(18,324)	(2,129)
Payments of tender premiums on debt extinguishment	(32,759)	(1,952)
Decrease in holding company restricted funds	6,660	—
Decrease in restricted funds held in trust	7,815	14,722
Distributions to minority partners	(4,578)	(5,346)

Net cash used in financing activities	(177,896)	(59,971)

Effect of exchange rate changes on cash and cash equivalents	337	97

Net (decrease) increase in cash and cash equivalents	(78,580)	37,925
Cash and cash equivalents at beginning of period	233,442	128,556

Cash and cash equivalents at end of period	$154,862	$166,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Six Months Ended June 30, 2007

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total
	(Unaudited, In thousands)

Balance as of December 31, 2006	147,657	$14,766	$619,685	$3,942	$100,775	157	$(16)	$739,152
Shares issued in equity offering, net of costs	6,118	612	135,145					135,757
Stock-based compensation expense			6,407					6,407
Effect of FIN 48 adoption					(2,798)			(2,798)
Shares cancelled for terminated employees			1			20	(1)	—
Shares cancelled for tax withholdings for vested stock awards			(3,954)			175	(18)	(3,972)
Exercise of options to purchase common stock	15	1	110					111
Shares issued in restricted stock award	389	39	(39)					—
Comprehensive income, net of income taxes:
Net income					19,798			19,798
Foreign currency translation				2,633				2,633
Amortization of actuarial loss for benefit obligation				53				53
Net unrealized loss on available-for-sale securities				237				237
Net realized gain on derivative instruments				(2,125)				(2,125)

Total comprehensive income				798	19,798			20,596

Balance as of June 30, 2007	154,179	$15,418	$757,355	$4,740	$117,775	352	$(35)	$895,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

Organization

The financial statements in this report represent the consolidation of Covanta Holding Corporation and its wholly-owned and majority-owned subsidiaries. Covanta Holding Corporation conducts all of its operations through subsidiaries which are predominantly engaged in the businesses of waste and energy services.

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries; the term “ARC Holdings” refers to our subsidiary Covanta ARC Holdings, Inc. and its subsidiaries; the term “CPIH” refers to our subsidiary Covanta Power International Holdings, Inc. and its subsidiaries.

We are a leading developer, owner and operator of infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production businesses in the United States and abroad. We also engage in the independent power production business outside the United States. We own, have equity investments in, and/or operate 55 energy generation facilities, 44 of which are in the United States and 11 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, water (hydroelectric), natural gas, coal, wood waste, landfill gas and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two landfills, and several waste transfer stations. We also operate one domestic water treatment facility.

Given our increased focus on developing our international waste and energy business, during the first quarter of 2007, we segregated what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment and was comprised of the holding company and insurance subsidiaries’ operations, do not meet the quantitative thresholds which require separate disclosure as a reportable segment. Therefore, we currently have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), the financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). In presenting the unaudited condensed consolidated financial statements, our management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In the opinion of our management, the accompanying financial statements contain all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007. For further information, refer to the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The unaudited condensed consolidated financial statements reflect the results of our operations, cash flows and financial position and of our majority-owned or controlled subsidiaries. Investments in companies that are not majority-owned or controlled, but in which we have significant influence are accounted for under the equity method. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Investments in

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies in which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Certain prior period amounts have been reclassified in the unaudited condensed consolidated financial statements to conform to the current period presentation. All intercompany accounts and transactions have been eliminated.

Note 2.	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with the option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. The objective of this statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied on an instrument by instrument basis, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. Upon implementation, an entity will report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. An entity would recognize unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are currently evaluating whether we will elect to apply the fair value option to any of our assets and liabilities and the impact of the election on our consolidated financial statements.

Note 3.	Acquisitions

Holliston Transfer Station

On April 30, 2007, we acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for a cash payment of $7.4 million. This acquisition was not material to our unaudited condensed consolidated financial statements. Therefore, disclosures of pro forma financial information have not been presented.

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

We recognize compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. The estimate of the expected forfeitures was initially determined based on historical turnover experience from the Covanta Energy pension plan. This initial estimate was

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequently adjusted during the year ended December 31, 2006, and again in the second quarter of 2007, as discussed below, to reflect a revised forfeiture rate. We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally a vesting term of three to five years. Prior to the second quarter of 2007, we recognized compensation expense based on an overall forfeiture rate of 8%. In order to better reflect compensation expense by type of award, i.e. stock options versus restricted stock, we reevaluated the forfeiture rate during the second quarter of 2007. The new forfeiture rates range from 8% to 15% depending on the type of award and the vesting period. The cumulative effect of the change in the forfeiture rate to compensation expense did not have a material impact on the financial statements.

The amount received from the exercise of non-qualified stock options was $0.1 million and $0.6 million in the six months ended June 30, 2007 and 2006, respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of restricted stock awards were not recognized during the six months ended June 30, 2007 and 2006 due to our net operating loss carryforwards (“NOLs”). When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the condensed consolidated statements of cash flows in the period the tax benefit is recognized.

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

Restricted Stock Awards

Restricted stock awards that have been issued to employees typically vest over a three-year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. A percentage of each employee restricted stock awards granted have financial performance factors. Stock-based compensation expense for each financial performance factor is recognized beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period.

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

On March 19, 2007, March 26, 2007 and June 6, 2007, we awarded certain employees 350,249 shares, 876 shares and 1,592 shares, respectively, of restricted stock under the Employees Plan. On May 30, 2007, in accordance with our existing program for annual director compensation, we awarded 36,000 shares of restricted stock under the Directors Plan. We determined that the service vesting condition of the restricted stock awards granted to the directors on May 30, 2007 to be non-substantive and, in accordance with SFAS 123R, recorded the entire fair value of the awards as compensation expense in the three months ended June 30, 2007.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in nonvested restricted stock awards during the six months ended June 30, 2007 were as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested as of December 31, 2006	935,533	$13.85
Granted	388,717	$22.28
Vested	(481,707)	$12.46
Forfeited	(18,604)	$15.71

Nonvested as of June 30, 2007	823,939	$18.64

As of June 30, 2007, there was $11.9 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized over a period of up to three years. Total compensation expense for restricted stock awards was $2.6 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively and $4.2 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively.

Stock Options

On March 19, 2007 and May 7, 2007, we granted stock options to purchase an aggregate of 1,755,000 shares and 30,000 shares, respectively, of common stock under the Employees Plan. The stock options have an exercise price of $22.02 per share and $24.80 per share, respectively, and both grants expire 10 years from the date of grant. The stock options vest in equal installments over five years commencing on March 17, 2008 and May 17, 2008, respectively. The stock option grants will be expensed over the requisite service period, subject to a 15% forfeiture rate.

The fair value of the stock option awards granted during the six months ended June 30, 2007 was calculated using the Black-Scholes option pricing model with the following assumptions:

			Volatility
Stock Option Award	Risk-Free	Dividend	Expected
Grant Date	Interest Rate	Yield	(A)	Expected Life

March 19, 2007	4.58%	0%	31%	8 years
May 7, 2007	4.627%	0%	29%	8 years

(A)	Expected volatility is based on implied volatility.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for all outstanding options, vested and nonvested, during the six months ended June 30, 2007 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic Value
	Shares	Price	(In years)	(In thousands)

Outstanding at December 31, 2006	1,029,664	$8.22
Granted	1,785,000	22.07
Exercised	(15,027)	7.43
Forfeited and cancelled	—	—

Outstanding at June 30, 2007	2,799,637	17.05	8.6	$21,267

Vested and expected to vest in the future at June 30, 2007	2,632,211	16.86	8.6	$20,500

Exercisable at June 30, 2007	706,811	8.13	6.4	$11,678

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between $24.65 per share, the closing stock price on the last trading day of the second quarter of 2007, and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all holders of vested stock options exercised their stock options on the last trading day of the second quarter of 2007 (June 29, 2007). The intrinsic value changes based on the fair market value of our common stock. Total intrinsic value of stock options exercised for the six months ended June 30, 2007 was $0.2 million. The total fair value of stock options expensed was $1.8 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively and $2.2 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, there was $14.3 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of five years.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Earnings Per Share

Per share data is based on the weighted average outstanding number of shares of our common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock, convertible debt and rights whether or not currently exercisable. Diluted earnings per share for the periods presented do not include securities if their effect was anti-dilutive (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$37,716	$51,178	$19,798	$62,596

Basic earnings per share:
Weighted average basic common shares outstanding	152,983	146,343	152,234	144,872

Basic earnings per share	$0.25	$0.35	$0.13	$0.43

Diluted earnings per share:
Weighted average basic common shares outstanding	152,983	146,343	152,234	144,872
Stock options	651	519	636	539
Restricted stock	673	225	733	196
Rights	—	—	—	816
Convertible debentures	—	—	—	—

Weighted average diluted common shares outstanding	154,307	147,087	153,603	146,423

Diluted earnings per share	$0.24	$0.35	$0.13	$0.43

There were 1,785,000 stock options excluded from the weighted average diluted common shares calculation for the three and six months ended June 30, 2007 because their inclusion would have been anti-dilutive.

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The debentures are convertible if, after March 31, 2007 and before February 1, 2025, the closing sale price of our common stock for at least twenty trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous quarter is more than 130% of $28.20 (the conversion price). When this market condition is met, the debentures are convertible at the conversion rate of 35.4610 (initial rate with no change made during the period) shares of stock per $1,000 principal of debt. The closing stock price on the last trading day of the second quarter of 2007 (June 29, 2007) was $24.65 which is less than the conversion price thus the convertible bonds conversion feature is not dilutive.

Note 6.	Pass Through Costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were $13.3 million and $13.7 million for the three months ended June 30, 2007 and 2006, respectively, and $29.1 million and $28.4 million for the six months ended June 30, 2007 and 2006, respectively.

Note 7.	Revenues and Unbilled Service Receivables

The following table summarizes the components of waste and service revenues for the periods presented below (in thousands of dollars):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Waste and service revenues unrelated to project debt	$193,186	$186,871	$366,572	$351,545
Revenue earned explicitly to service project debt-principal	17,290	17,274	34,580	34,548
Revenue earned explicitly to service project debt-interest	7,564	9,356	15,799	18,777

Total waste and service revenues	$218,040	$213,501	$416,951	$404,870

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

Electricity and steam sales included lease income from our international business of $42.2 million and $33.3 million for the three months ended June 30, 2007 and 2006, respectively, and $72.4 million and $60.7 million for the six months ended June 30, 2007 and 2006, respectively.

On May 29, 2007, we entered into a ten year agreement with the Harrisburg Authority (the “Authority”) to maintain and operate the Authority’s 800 tons per day (“tpd”) energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. The agreement also covers providing construction management services and advancing up to $28 million in funding for certain facility improvements required to enhance facility performance. The agreement will become effective when certain conditions precedent occur which is expected later this year. In the meantime, a subsidiary of Covanta Energy has entered into an interim agreement to operate and maintain the facility as the Authority’s contractor.

Note 8.	Equity Method Investments

Equity in net income from unconsolidated investments was $4.3 million and $14.7 million for the three months ended June 30, 2007 and 2006, respectively, and $9.4 million and $21.5 million for the six months ended June 30, 2007 and 2006, respectively.

Equity in net income from unconsolidated investments primarily relates to our 26% investment in Quezon Power, Inc. (“Quezon”) in the Philippines. For the six years prior to May 2006, Quezon had benefited from Philippine tax regulations which were designed to promote investments in certain industries (including power generation). Equity in net income from unconsolidated investments for the three months and six months ended June 30, 2007 included approximately $1.4 million and $3.4 million, respectively, of increased tax expense for Quezon related to the conclusion of this six-year income tax holiday in May 2006.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in net income from unconsolidated investments for the three months and six months ended June 30, 2006 included approximately $7.0 million of cumulative deferred income tax benefits related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years. Quezon recorded this cumulative deferred income tax benefit in the period ended June 30, 2006 on the basis of rulings which were issued by the Philippine tax authorities in June 2006 clarifying the tax deductibility of such losses upon realization. The realization of this deferred tax benefit is subject to fluctuations in the value of the Philippine peso versus the US dollar. During the last six months of 2006 and during the six months ended June 30, 2007, we reduced the cumulative deferred income tax benefit by approximately $2.1 million and $1.5 million, respectively, as a result of the strengthening of the Philippine peso versus the US dollar.

The unaudited results of operations from Quezon were as follows (in thousands of dollars):

	Quezon
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Operating revenues	$68,238	$64,667	$138,471	$132,573
Operating income	29,498	21,505	62,061	50,063
Net income	9,462	43,336	21,911	63,316

China Joint Venture

On April 25, 2007, we closed on agreements relating to the subscription for a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd. (“Sanfeng”). Sanfeng, a company located in Chongqing Municipality, China, currently owns minority equity interests in two 1,200 metric tpd 24 megawatts (“MW”) mass-burn energy-from-waste projects. As a result of this investment, Sanfeng was converted to a Sino-foreign equity joint venture under Chinese law in which we hold a 40% equity interest and Chongqing Iron & Steel Company (Group) Limited, holds the remaining 60% equity interest. We made an initial cash payment of approximately $10 million in connection with our investment in Sanfeng.

Note 9.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands of dollars):

		As of June 30, 2007			As of December 31, 2006
		Gross			Gross
	Remaining	Carrying	Accumulated		Carrying	Accumulated
	Useful Life	Amount	Amortization	Net	Amount	Amortization	Net

Waste and energy contracts	2 - 22 years	$388,378	$114,431	$273,947	$388,378	$91,850	$296,528
Lease interest and other	12 - 23 years	72,186	6,072	66,114	72,154	4,555	67,599
Landfill	7 years	17,985	3,616	14,369	17,985	3,066	14,919

Total amortizable intangible assets		$478,549	$124,119	$354,430	$478,517	$99,471	$379,046
Other intangibles	Indefinite	4,710	—	4,710	4,528	—	4,528

Intangible assets, net		$483,259	$124,119	$359,140	$483,045	$99,471	$383,574

Amortization expense related to waste and energy contracts and other intangible assets was $11.6 million and $11.0 million for the three months ended June 30, 2007 and 2006, respectively, and $23.1 million and $24.1 million

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the six months ended June 30, 2007 and 2006, respectively. The lease interest asset is amortized to rent expense in plant operating expenses and was $0.7 million for both the three months ended June 30, 2007 and 2006 and $1.5 million for both the six months ended June 30, 2007 and 2006.

The following table details the amount of the actual/estimated amortization expense associated with intangible assets as of June 30, 2007 included or expected to be included in our statement of operations for each of the years indicated (in thousands of dollars):

	Waste and	Landfill, Lease
	Energy	Interest and Other
	Contracts	Contracts	Totals

Six Months ended June 30, 2007	$22,581	$2,067	$24,648

Remainder of 2007	$22,272	$3,091	$25,363
2008	43,180	5,149	48,329
2009	39,635	5,149	44,784
2010	27,317	5,149	32,466
2011	24,228	5,149	29,377
Thereafter	117,315	56,796	174,111

Total	$273,947	$80,483	$354,430

Goodwill

Goodwill was $91.3 million as of both June 30, 2007 and December 31, 2006. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in the ARC Holdings acquisition in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill has an indefinite life and is not amortized but is reviewed annually for impairment under the provisions of SFAS 142. Goodwill is not deductible for federal income tax purposes.

Note 10.	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands of dollars):

	As of
	June 30,	December 31,
	2007	2006

Waste and service contracts	$129,992	$135,607
Tax liabilities for uncertain tax positions	65,384	26,622
Interest rate swap	8,345	9,855
Benefit obligations	38,606	38,979
Asset retirement obligations	23,916	23,740
Insurance loss and loss adjustment reserves	37,241	38,020
Service contract obligations	—	9,607
Other	24,616	23,148

	$328,100	$305,578

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the amount of the actual/estimated amortization contra-expense associated with the below market waste and service contracts liability as of June 30, 2007 included or expected to be included in our statement of operations for each of the years indicated (in thousands of dollars):

Waste and
Service
Contracts

Six Months ended June 30, 2007	$6,038

Remainder of 2007	$6,032
2008	12,053
2009	12,104
2010	12,136
2011	12,195
Thereafter	75,472

Total	$129,992

Note 11.	Income Taxes

We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We currently estimate our annual effective tax rate, including discrete items, for the year ended December 31, 2007 to be approximately 43.8%. We review the annual effective tax rate on a quarterly basis as projections are revised. The effective income tax rate was 43.4% and 19.9% for the six months ended June 30, 2007 and 2006, respectively. Excluding the cumulative adjustment of $10 million due to the adoption of Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”), the effective income tax rate was 38.2% for the six months ended June 30, 2006. The increase in the effective tax rate for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is primarily the result of the release of valuation allowance on federal net operating losses during the second quarter of 2006.

Beginning in the second quarter of 2006, we adopted the permanent reinvestment exception under APB 23 whereby we will no longer provide deferred taxes on the undistributed earnings of our international subsidiaries. We intend to permanently reinvest our international earnings outside of the United States in our existing international operations and in any new international business we may develop or acquire. As a result of the adoption of APB 23, we recognized a one-time benefit of $10 million during the three months ended June 30, 2006 associated with the reversal of deferred taxes accrued on unremitted earnings of international affiliates in prior periods.

We file a federal consolidated income tax return with our eligible subsidiaries. Covanta Lake II, Inc. files outside of the consolidated return group. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

We adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”) effective January 1, 2007. The cumulative effect of applying the provisions of this interpretation was a $2.8 million decrease to our opening balance retained earnings in 2007, which was comprised of an increase of $6.1 million to the liability for uncertain tax positions, a $16.4 million increase to deferred tax assets, a $13.1 million decrease to property, plant and equipment and a reclassification of $32.7 million between deferred tax liabilities and the liability for uncertain tax positions. The liability for uncertain tax positions, exclusive of interest and penalties, was $57.2 million as of June 30 and January 1, 2007, respectively. No material additional liabilities were recorded for uncertain tax positions during the six months ended June 30, 2007.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are no uncertain tax positions both individually and in the aggregate, that if recognized, would materially affect our effective tax rate.

We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision under FIN 48. For the three months ended June 30, 2007 and 2006, we recognized $0.3 million and zero, respectively and for the six months ended June 30, 2007 and 2006, we recognized $0.5 million and zero, respectively of interest and penalties on uncertain tax positions. As of June 30, and January 1, 2007, we had accrued interest and penalties associated with uncertain tax positions of $8.1 million and $7.3 million, respectively.

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

Federal income tax returns for Covanta Energy are closed for the years through 2002. However, to the extent NOLs are utilized from earlier years, this will allow the IRS to re-examine closed years. ARC Holdings’ tax returns are open for federal audit for the tax return years of 2001 and forward, and are currently the subject of an IRS examination. This examination is related to ARC Holdings’ refund requests related to NOL carryback claims from tax years prior to our acquisition of ARC Holdings in 2005 that require Joint Committee approval.

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

We have discussed with the Director of the Division of Insurance of the State of Missouri (the “Missouri Director”), who administers the balance of the grantor trusts relating to the Mission Insurance entities, similar arrangements for claimants of the Missouri grantor trusts. Given the claims activity relating to the Missouri grantor trusts, and the lack of disputed matters with the Missouri Director, we do not expect to enter into additional or amended contractual arrangements with the Missouri Director with respect to the final administration of the Missouri grantor trusts.

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

Note 12.	Changes in Capitalization

Long-Term Debt

Long-term debt is comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

	As of
	June 30,	December 31,
	2007	2006

Covanta
1.00% Senior Convertible Debentures due 2027	$373,750	$—
Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	—	368,389
Second Lien Term Loan Facility	—	260,000
Term Loan Facility due 2014	650,000	—

	650,000	628,389

Covanta Energy Intermediate Subsidiary Debt
6.26% Senior ARC Notes due 2015	—	192,000
8.50% Senior Secured MSW Notes due 2010	5,610	195,785
7.375% Senior Secured MSW II Notes due 2010	500	224,100

	6,110	611,885
Unamortized debt premium	198	19,748

Total intermediate subsidiary debt	6,308	631,633

Other Covanta Energy long-term debt	38	101

Total	1,030,096	1,260,123
Less: current portion (includes $198 and $4,732 of unamortized premium)	(14,462)	(36,434)

Total long-term debt	$1,015,634	$1,223,689

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

We completed our public offerings of common stock and Debentures, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, and we closed on the New Credit Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. As a result of the recapitalization plan, in the first quarter of 2007 we recognized a loss on extinguishment of debt of approximately $32.0 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements.

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

The June 30, 2007 scheduled principal payment on the Term Loan Facility was made on July 2, 2007 (the next business day). Under the New Credit Facilities, Covanta Energy is obligated to apply a portion of excess cash from operations on an annual basis (calculated pursuant to the credit agreement), as well as specified other sources, to repay borrowings under the Term Loan Facility. The portion of excess cash to be used for this purpose is 50%, 25%, or 0%, based on measurement of the leverage ratio under the financial covenants.

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

Debt Covenants and Defaults

The loan documentation under the New Credit Facilities contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facilities, we expect that the negative covenants will place limitations on Covanta Energy, but be materially less restrictive than the restrictions in effect prior to February 9, 2007. We were in compliance with all required covenants as of June 30, 2007.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial covenants of the New Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.50 to 1.00 for the four quarter period ended June 30, 2007, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the New Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the New Credit Facilities excludes certain non-cash charges. The maximum Covanta Energy leverage ratio allowed under the New Credit Facilities adjusts in future periods as follows:

•	4.50 to 1.00 for the four quarter period ended September 30, 2007;

•	4.25 to 1.00 for each of the four quarter periods ended December 31, 2007, March 31, June 30 and September 30, 2008;

•	4.00 to 1.00 for each of the four quarter periods ended December 31, 2008, March 31, June 30 and September 30, 2009;

•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;

•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million, subject to adjustment due to an acquisition by Covanta Energy; and

•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Debentures

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of Debentures. This offering included Debentures sold pursuant to an over-allotment option which was exercised by the underwriters. The Debentures constitute our general unsecured senior obligations and will rank equally in right of payment with any future senior unsecured indebtedness. The Debentures are effectively junior to our existing and future secured indebtedness, including the New Credit Facilities, to the extent of the value of the assets securing such indebtedness. The Debentures are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries.

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and as such, the fair market value for the embedded derivative was zero as of June 30, 2007.

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

As of June 30, 2007, the remaining outstanding debt for the MSW I Notes and MSW II Notes was $5.6 million and $0.5 million, respectively. On July 23, 2007, we issued a Notice of Redemption for the remaining MSW I Notes and MSW II Notes for redemption within 45 days. We intend to redeem the MSW I Notes and MSW II Notes at $1,042.50 and $1,036.88, respectively, per $1,000 principal amount (plus accrued and unpaid interest to the date of redemption).

2006 Refinancing

As a result of amendments to Covanta Energy’s financing arrangements in May 2006, in the three months ended June 30, 2006, we recognized a loss on extinguishment of debt of $6.8 million, pre-tax, which was comprised of the write-down of deferred financing costs and a call premium paid on extinguishment.

Short-Term Liquidity

As of June 30, 2007, Covanta Energy had available credit for liquidity as follows (in thousands of dollars):

			Available
	Total		As of
	Available		June 30,
	Under Facility	Maturing	2007

Revolving Loan Facility(1)	$300,000	2013	$300,000
Funded L/C Facility	$320,000	2014	$4,429

(1)	Up to $200 million of which may be utilized for letters of credit.

As of June 30, 2007, Covanta Energy had not drawn any loans from the Revolving Loan Facility. As of June 30, 2007, Covanta Energy had approximately $315.6 million outstanding letters of credit under the Funded L/C Facility.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ Equity

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

During the six months ended June 30, 2007, we awarded certain employees a total of 352,717 shares of restricted stock under the Employees Plan and we awarded 36,000 shares of restricted stock under the Directors Plan. During the six months ended June 30, 2007, we granted stock options to purchase an aggregate of 1,785,000 shares of common stock under the Employees Plan. See Note 4. Stock-Based Compensation.

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

We develop, own and operate infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production in the United States and abroad. We also engage in the independent power production business outside the United States. Given our increased focus on developing our international waste and energy business, during the first quarter of 2007, we segregated what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment and was comprised of the holding company and insurance subsidiaries’ operations, does not meet the quantitative thresholds which require separate disclosure as a reportable segment. Therefore, we currently have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of our reportable segments are shown below (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating Revenues:
Domestic	$300,604	$286,021	$588,359	$548,592
International	52,008	44,600	91,809	83,445
All other(1)	2,528	3,515	5,181	7,455

Total operating revenues	$355,140	$334,136	$685,349	$639,492

Operating Income:
Domestic	$73,080	$68,691	$78,315	$98,480
International	4,820	7,915	8,323	13,443
All other(1)	(688)	82	(1,146)	283

Total operating income	77,212	76,688	85,492	112,206
Other Income (Expense):
Investment income	1,819	2,915	7,003	5,318
Interest expense	(14,718)	(27,361)	(35,978)	(55,844)
Loss on extinguishment of debt(2)	—	(6,795)	(32,006)	(6,795)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	$64,313	$45,447	$24,511	$54,885

(1)	All other is comprised of our insurance subsidiaries’ operations.

(2)	See Note 12. Changes in Capitalization for additional information.

Note 14.	Benefit Obligations

The components of net periodic benefit costs are as follows (in thousands of dollars):

	Pension Benefits				Other Post-Retirement Benefits
	For the Three		For the Six		For the Three		For the Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1,145	1,075	2,291	2,150	192	155	384	309
Expected return on plan assets	(1,107)	(922)	(2,215)	(1,844)	—	—	—	—
Amortization of actuarial (gain) loss	—	(16)	—	(32)	27	—	53	—

Net periodic benefit cost	$38	$137	$76	$274	$219	$155	$437	$309

Costs related to the Covanta Energy Savings Plan were $2.5 million and $2.6 million for the three months ended June 30, 2007 and 2006, respectively and $6.5 million and $5.8 million for the six months ended June 30, 2007 and 2006, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Financial Instruments

Interest Rate Swaps

Covanta Energy was required, under financing arrangements in effect from June 24, 2005 to February 9, 2007, to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the credit facilities which were in effect prior to the New Credit Facilities. On July 8, 2005, Covanta Energy entered into two separate pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, we entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. On December 27, 2006, the notional amount of the original interest rate swap agreements were reduced to $250 million from $300 million. These interest rate swaps were designated as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, unrealized gains or losses were deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the interest rate swaps was a decrease to interest expense for the three months and six months ended June 30, 2006 by $0.5 million and $0.7 million, respectively. In connection with the refinancing of Covanta Energy’s debt facilities, the interest rate swap agreements described above were settled on February 9, 2007. We recognized a gain associated with the settlement of our interest rate swap agreements of $3.4 million, pre-tax. The New Credit Facilities do not require us to enter into interest rate swap agreements. For additional information related to the New Credit Facilities, see Note 12. Changes in Capitalization.

Contingent Interest

The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and as such, the fair market value for the embedded derivative was zero as of June 30, 2007. See Note 12. Changes in Capitalization for specific criteria related to contingent interest of the Debentures.

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

In August 2004, EPA notified Covanta Essex Company (“Essex”) that it was potentially liable for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of at least 73 PRPs named thus far that have joined the LPRSA PRP group. On May 8, 2007, EPA and the PRP group entered into an Administrative Order on Consent by which the PRP group will complete a Remedial Investigation/Feasibility Study of the LPRSA under EPA oversight. The cost to complete the Study is estimated at $37 million, in addition to EPA oversight costs. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for natural resource damages.

Other Matters

Other commitments as of June 30, 2007 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$321,011	$34,400	$286,611
Surety bonds	58,691	—	58,691

Total other commitments — net	$379,702	$34,400	$345,302

The letters of credit were issued to secure our performance under various contractual undertakings related to our domestic and international projects, or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

As of June 30, 2007, Covanta Energy had approximately $4.4 million in available capacity for additional letters of credit under its Funded L/C Facility and $200 million available capacity for letters of credit under its Revolving Loan Facility. As of July 16, 2007, Covanta Energy caused to be issued an additional letter of credit in the approximate amount of $7.2 million, following which it had fully utilized the available capacity under the Funded L/C Facility, and had approximately $197.0 million in available capacity for additional letters of credit under the Revolving Loan Facility. As of July 16, 2007, Covanta Energy had $320.0 million outstanding letters of credit under the Funded L/C Facility. See Note 18. Subsequent Events. We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn under the current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If we were unable to

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the New Credit Facilities as additional term loans issued under the Term Loan Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($49.7 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.

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

See Note 12. Changes in Capitalization for specific criteria related to contingent interest, conversion or redemption features of the Debentures.

Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain energy-from-waste facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of June 30, 2007 associated with the repayment of the municipalities’ project debt on such facilities was approximately $1 billion. This amount was not recorded as a liability in Covanta Energy’s consolidated balance sheet as of June 30, 2007 as Covanta Energy believes that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned energy-from-waste facilities could expose Covanta Energy to recourse liability on project debt. Covanta Energy also believes that it has not incurred such damages at the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

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

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $18.3 million, pre-tax, in the first quarter of 2007, which represented a

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preliminary estimate of the net book value of the assets destroyed. Based upon additional analysis as the facility is fully restored, we may increase the impairment recorded. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We cannot predict the timing of when we would receive the proceeds under such policies. During the second quarter of 2007, we recorded insurance recoveries of $13.3 million related to repair and reconstruction and $2.7 million related to clean-up costs. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to operating expenses where such recoveries relate to other costs or business interruption losses. We expect the cost of repair or replacement and business interruption losses we do not recover, representing deductibles under such policies, will not be material.

Note 17.	Related-Party Transactions

As described in Note 8. Equity Method Investments, Covanta Energy holds a 26% investment in Quezon. Covanta Energy and Quezon are both party to an agreement in which Covanta Energy assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. For the three months ended June 30, 2007 and 2006, Covanta Energy collected $10.7 million and $7.8 million, respectively, and for the six months ended June 30, 2007 and 2006, Covanta Energy collected $18.0 million and $16.9 million, respectively, for the operation and maintenance of the facility. As of June 30, 2007 and December 31, 2006, the net amount due to Quezon was $3.9 million and $2.2 million, respectively.

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

Note 18.	Subsequent Events

Biomass Energy Facilities

On July 16, 2007, we completed the acquisition of two biomass energy facilities and a biomass energy fuel management business, all located in California’s Central Valley, from The AES Corporation, for approximately $51 million in cash, subject to certain customary post-closing adjustments, which are not expected to be material. Covanta Energy borrowed $30.0 million from the Revolving Loan Facility to partially fund the acquisition. In addition, we expect to invest between $15 million and $20 million in capital improvements to increase the facilities’ productivity and environmental performance.

MSW I Notes and MSW II Notes

On July 23, 2007, we issued a Notice of Redemption for the remaining MSW I Notes and MSW II Notes for redemption within 45 days. We intend to redeem the MSW I Notes and MSW II Notes, at $1,042.50 and $1,036.88, respectively, per $1,000 principal amount (plus accrued and unpaid interest to the date of redemption).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries; the term “ARC Holdings” refers to our subsidiary Covanta ARC Holdings, Inc. and its subsidiaries; the term “CPIH” refers to our subsidiary Covanta Power International Holdings, Inc. and its subsidiaries.

The following discussion addresses our financial condition as of June 30, 2007 and our results of operations for the three and six months ended June 30, 2007, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in the interim unaudited financial statements and notes included in our Quarterly Report on Form 10-Q for the period ended March 31, 2007, to which the reader is directed for additional information.

The preparation of interim financial statements necessarily relies heavily on estimates. Due to the use of estimates and certain other factors, such as the seasonal nature of our waste and energy services business, as well as competitive and other market conditions, we do not believe that interim results of operations are indicative of full year results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

OVERVIEW

We are organized as a holding company and conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We are a leading developer, owner and operator of infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production businesses in the United States and abroad. We also engage in the independent power production business outside the United States. We own, have equity investments in, and/or operate 55 energy generation facilities, 44 of which are in the United States and 11 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, water (hydroelectric), natural gas, coal, wood waste, landfill gas and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two landfills, and several waste transfer stations. We also operate one domestic water treatment facility.

We believe our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: post-recycling waste disposal and energy generation. We believe the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: utilizing energy-from-waste reduces greenhouse gas emissions, lowers the risk of groundwater contamination, and conserves land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor to greenhouse gas emissions. As public planners address their needs for more environmentally sensitive waste disposal and energy generation in the years ahead, we believe energy-from-waste will be an increasingly attractive alternative.

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

Our liquidity is enhanced by the existence of net operating loss carryforwards (“NOLs”), which predominantly arose from our predecessor insurance entities (“Mission Insurance Entities”, formerly named Mission Insurance Group, Inc.), which have been in state insolvency proceedings in California and Missouri since the late 1980s. As described below, certain grantor trusts associated with these predecessor insurance entities (and the taxable income and loss they generate) continue to be included in our consolidated tax group. Our ability to utilize the NOLs to offset taxable income generated by operations in our Domestic segment could have a material effect on our consolidated financial condition and results of operations. We had NOLs estimated to be approximately $410 million for federal income tax purposes as of December 31, 2006. The NOLs will expire in various amounts from December 31, 2007 through December 31, 2025, if not used. The amount of NOLs available to us will be reduced by any taxable income generated by current members of our consolidated tax group, which include the grantor trusts described above. During or at the conclusion of the administration of these grantor trusts by state insurance regulatory agencies, taxable income or loss could result, which could accelerate or delay the date on which we may be otherwise obligated to pay incremental cash taxes. While we cannot predict with certainty what amounts, if any, may be includable in our taxable income as a result of the final administration of the trusts, we believe that any such taxable income will not result in a material reduction in available NOLs. For additional detail relating to our NOLs and risks attendant thereto, see Note 11. Income Taxes of the Notes to the Condensed Consolidated Financial Statements (“Notes”) and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

Business Development and Acquisitions

In our domestic and international business development efforts, we encounter competition from other companies in pursuing opportunities in the waste disposal and energy markets. With the New Credit Facilities, we will have greater flexibility to pursue such opportunities by investing in the business, and making acquisitions.

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

As with our domestic business, the New Credit Facilities afford greater flexibility to invest in and grow our international business. We are pursuing international waste and/or energy business opportunities, particularly in markets where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste in order to reduce dependence on landfilling, such as in selected countries in the European Union (in particular the United Kingdom, Ireland and Italy), China or island nations where landfilling is a less desirable disposal option.

During the six months ended June 30, 2007, our initiatives to grow our business included the following:

•	On May 29, 2007, we entered into a ten year agreement with the Harrisburg Authority to maintain and operate the Authority’s 800 tons per day (“tpd”) energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. The agreement also covers providing construction management services and advancing up to $28 million in funding for certain facility improvements required to enhance facility performance. The agreement will become effective when certain conditions precedent occur which is expected later this year. In the meantime, a subsidiary of Covanta Energy has entered into an interim agreement to operate and maintain the facility as the Authority’s contractor.

•	On May 25, 2007, we entered an agreement to purchase two biomass energy facilities and a biomass energy fuel management business, all located in California’s Central Valley, from The AES Corporation. On July 16, 2007 we completed the acquisition of these businesses for a purchase price of $51 million, subject to certain customary post-closing adjustments, which are not expected to be material. These facilities will add 75 megawatts (“MW”) to our portfolio of renewable energy plants, which currently includes four biomass facilities. In addition, we expect to invest between $15 million and $20 million in capital improvements to increase the facilities’ productivity and environmental performance. See Note 18. Subsequent Events of the Notes for additional information.

•	On April 30, 2007, we acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for a cash payment of $7.4 million. This facility will increase our total waste disposal capacity by approximately 700 tpd and will enhance our portfolio of five transfer stations.

•	On February 12, 2007, we entered into agreements relating to the subscription for a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd. (“Sanfeng”). Sanfeng, a company located in Chongqing Municipality, China, is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects. On April 25, 2007, we closed on this investment and Sanfeng was converted to a Sino-foreign equity joint venture under Chinese law in which we hold a 40% equity interest and Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest. We made an initial cash payment of approximately $10 million in connection with our investment in Sanfeng. We expect to utilize Sanfeng, which has been renamed Chongqing Sanfeng Covanta Environmental Industry

Co., Ltd., as the principal platform through which we will grow our energy-from-waste business in China, and that we will make additional investments as and when Sanfeng is successful in developing additional projects.

Business Segments

Prior to January 1, 2007, we had two reportable business segments — Waste and Energy Services and Other Services. Given our increased focus on developing our international waste and energy business, during the first quarter of 2007, we segregated what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment and was comprised of the holding company and insurance subsidiaries’ operations, do not meet the quantitative thresholds which required separate disclosure as a reportable segment. Therefore, our reportable segments are now Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

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

International

Our subsidiary, CPIH, engages in the independent power production and energy-from-waste businesses outside the United States. Through CPIH, we have ownership interests in, and/or operate facilities in the Philippines, China, Bangladesh, India, Costa Rica, and Italy. The Costa Rica facilities generate electricity from hydroelectric resources while the other independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. In addition, two facilities in China and one facility in Italy generate electricity by processing waste received. For these projects, CPIH receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

Contract Structures

We have 24 domestic energy-from-waste projects where we charge a fixed fee (which escalates over time pursuant to contractual indices we believe are appropriate to reflect price inflation) for operation and maintenance services. We refer to these projects as having a “Service Fee” structure. Our contracts at Service Fee projects provide revenue that does not materially vary based on the amount of waste processed or energy generated and as such is relatively stable for the contract term. In addition, at most of our Service Fee projects, the operating subsidiary retains only a fraction of the energy revenues generated, with the balance used to provide a credit to the municipal client against its disposal costs. Therefore, in these projects, the municipal client derives most of the benefit and risk of energy production and changing energy prices.

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

Contract Duration

We operate energy-from-waste projects under long-term agreements. For those projects we own, our contract to sell the project’s energy output (either electricity or steam) generally expires at or after the date when the initial term of our contract to operate or receive waste also expires. Expiration of these contracts will subject us to greater market risk in maintaining and enhancing revenues as we enter into new contracts. We intend to enter into replacement or additional contracts for waste supplies and will sell our energy output either into the regional electricity grid or pursuant to new contracts. Because project debt on these facilities will be paid off at such time, we believe we will be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. For those projects we operate but do not own, prior to the expiration of the initial term of our operating contract, we will seek to enter into renewal or replacement contracts to continue operating such projects. We will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. There can be no assurance that we will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable.

RESULTS OF OPERATIONS

Prior to January 1, 2007, we had two reportable business segments — Waste and Energy Services and Other Services. Given our increased focus on developing our international waste and energy business, during the first quarter of 2007, we segregated what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment, which was comprised of the holding company and insurance subsidiaries’ operations, do not meet the quantitative thresholds which required separate disclosure as a reportable segment. Therefore, our reportable segments are now Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

The following general discussions should be read in conjunction with the condensed consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report. Additional detail on comparable revenues, costs and expenses, and operating income is provided in the reported Domestic and International segment discussions below.

Consolidated Results

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$355,140	$334,136	$685,349	$639,492
Total operating expenses	277,928	257,448	599,857	527,286

Operating income	77,212	76,688	85,492	112,206

OTHER INCOME (EXPENSE):
Investment income	1,819	2,915	7,003	5,318
Interest expense	(14,718)	(27,361)	(35,978)	(55,844)
Loss on extinguishment of debt	—	(6,795)	(32,006)	(6,795)

Total other expense	(12,899)	(31,241)	(60,981)	(57,321)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	64,313	45,447	24,511	54,885
Income tax expense	(28,822)	(6,662)	(10,646)	(10,925)
Minority interests	(2,091)	(2,279)	(3,489)	(2,879)
Equity in net income from unconsolidated investments	4,316	14,672	9,422	21,515

NET INCOME	$37,716	$51,178	$19,798	$62,596

EARNINGS PER SHARE:
Basic	$0.25	$0.35	$0.13	$0.43

Diluted	$0.24	$0.35	$0.13	$0.43

Consolidated Results of Operations — Comparison of Results for the Three Months Ended June 30, 2007 vs. Results for the Three Months Ended June 30, 2006

Operating revenues increased by $21.0 million primarily due to increased waste and service revenues at our energy-from-waste facilities and increased construction revenues at our Hillsborough County facility in the Domestic segment. Operating revenues also increased due to higher electricity generation at our Indian facilities in the International segment. Operating expenses increased by $20.5 million primarily due to increased plant operating expenses due to normal cost escalations such as wages, additional costs related to operations at the Harrisburg facility and the Holliston transfer station and increased construction expenses at our Hillsborough County facility. Operating expenses also increased as a result of increased plant operating expenses due to higher generation at our Indian facilities.

On March 31, 2007, our SEMASS energy-from-waste facility experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $18.3 million, pre-tax, in the first quarter of 2007, which represented a preliminary estimate of the net book value of the assets destroyed. Based upon additional analysis as the facility is fully restored, we may increase the impairment recorded. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We cannot predict the timing of when we would receive the proceeds under such policies. During the second quarter of 2007, we recorded insurance recoveries of $13.3 million related to repair and reconstruction and $2.7 million related to clean-up costs. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction, or as a reduction to operating expenses where such recoveries relate to other costs or business interruption losses.

Total investment income decreased by $1.1 million primarily due to lower invested cash balances. Interest expense decreased by $12.6 million primarily due to lower loan balances and lower interest rates resulting from the May 2006 refinancing and the 2007 recapitalization. As a result of amendments to our financing arrangements in May 2006, we recognized a loss on extinguishment of debt of $6.8 million for the three months ended June 30, 2006. See Note 12. Changes in Capitalization of the Notes for additional information.

Equity in net income from unconsolidated investments decreased by $10.4 million. Quezon recorded a $7.0 million cumulative deferred income tax benefit during the three months ended June 30, 2006 related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years. The realization of this deferred tax benefit is subject to fluctuations in the value of the Philippine peso versus the US dollar. During the three months ended June 30, 2007, we reduced the cumulative deferred income tax benefit by approximately $1.1 million as a result of the strengthening of the Philippine peso versus the US dollar. Equity in net income from unconsolidated investments for the three months ended June 30, 2007 also included approximately $1.4 million of increased tax expense for Quezon related to the conclusion of a six-year income tax holiday in May 2006. See Note 8. Equity Method Investments of the Notes for additional information.

Income tax expense increased by $22.2 million primarily due to a one-time tax benefit of $10 million recorded during the three months ended June 30, 2006, associated with the adoption of the permanent reinvestment exception under Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”) as discussed in Note 11. Income Taxes of the Notes. Additionally, tax expense increased due to higher taxable income.

Net income and diluted earnings per share was $37.7 million and $0.24, respectively, for the quarter ended June 30, 2007 compared to net income and diluted earnings per share of $51.2 million and $0.35, respectively, for the quarter ended June 30, 2006.

Additional detail on comparable revenues, costs and expenses, and operating income is provided in the Domestic and International segment discussions below.

Consolidated Results of Operations — Comparison of Results for the Six Months Ended June 30, 2007 vs. Results for the Six Months Ended June 30, 2006

Operating revenues increased by $45.9 million primarily due to increased waste and service revenues at our energy-from-waste facilities and increased construction revenues at our Hillsborough County facility in the Domestic segment. Operating revenues also increased due to higher electricity generation at our Indian facilities in the International segment. Operating expenses increased by $72.6 million primarily due to increased plant operating expenses due to normal cost escalations such as wages, additional costs related to operations at the Harrisburg facility and the Holliston transfer station, increased construction expenses at our Hillsborough County facility and a write-down of assets related to a fire at our SEMASS energy-from-waste facility in our Domestic segment as discussed below. Operating expenses also increased as a result of increased plant operating expenses due to higher generation at our Indian facilities.

Following the fire at our SEMASS energy-from-waste facility, during the second quarter of 2007, we recorded insurance recoveries of $13.3 million related to repair and reconstruction and $2.7 million related to clean-up costs. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction, or as a reduction to operating expenses where such recoveries relate to other costs or business interruption losses.

Total investment income increased by $1.7 million primarily due to higher invested cash balances and higher interest rates on invested funds. Interest expense decreased by $19.9 million primarily due to lower loan balances and lower interest rates resulting from the May 2006 refinancing and the 2007 recapitalization plan. As a result of the recapitalization plan in the first quarter of 2007, we recognized a loss on extinguishment of debt charge of approximately $32.0 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements in February 2007. As a result of amendments to our financing arrangements in May 2006, we recognized a loss on extinguishment of debt of $6.8 million for the six months ended June 30, 2006. See Note 12. Changes in Capitalization of the Notes for additional information.

Equity in net income from unconsolidated investments decreased by $12.1 million. Quezon recorded a $7.0 million cumulative deferred income tax benefit during the six months ended June 30, 2006 related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years. The realization of this deferred tax benefit is subject to fluctuations in the value of the Philippine peso versus the US dollar. During the six months ended June 30, 2007, we reduced the cumulative deferred income tax benefit by approximately $1.5 million as a result of the strengthening of the Philippine peso versus the US dollar. Equity in net income from unconsolidated investments for the six months ended June 30, 2007 also included approximately $3.4 million of increased tax expense for Quezon related to the conclusion of a six-year income tax holiday in May 2006. See Note 8. Equity Method Investments of the Notes for additional information.

Income tax expense decreased by $0.3 million primarily due to lower taxable income for the six months ended June 30, 2007 resulting primarily from the write-down of assets related to SEMASS and the loss on extinguishment of debt. The reduction in income tax expense was primarily offset by a one-time tax benefit of $10 million recorded during the six months ended June 30, 2006, associated with the adoption of the permanent reinvestment exception under APB 23 as discussed in Note 11. Income Taxes of the Notes.

Net income and diluted earnings per share was $19.8 million and $0.13, respectively, for the six months ended June 30, 2007 compared to net income and diluted earnings per share of $62.6 million and $0.43, respectively, for the six months ended June 30, 2006.

Additional detail on comparable revenues, costs and expenses, and operating income is provided in the Domestic and International segment discussions below.

Domestic Business

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited, in thousands)

Waste and service revenues	$216,997	$212,642	$414,879	$402,580
Electricity and steam sales	75,850	72,672	150,744	144,436
Other operating revenues	7,757	707	22,736	1,576

Total operating revenues	300,604	286,021	588,359	548,592

Plant operating expenses	157,567	142,365	328,028	300,535
Depreciation and amortization expense	46,155	46,693	92,160	90,916
Net interest expense on project debt	12,292	13,606	25,377	27,530
General and administrative expenses	17,047	14,441	36,978	30,780
Write-down of assets, net of insurance recoveries	(13,341)	—	4,925	—
Other operating expense	7,804	225	22,576	351

Total operating expenses	227,524	217,330	510,044	450,112

Operating income	$73,080	$68,691	$78,315	$98,480

Domestic Results of Operations — Comparison of Results for the Three Months Ended June 30, 2007 vs. Results for the Three Months Ended June 30, 2006

Total Domestic revenues increased by $14.6 million primarily due to contractual escalations and revenues related to construction activity as described below.

Waste and service revenues increased by $4.4 million or 2% as a result of the following factors:

•	Revenues from energy-from-waste projects structured with Service Fee arrangements increased by $3.8 million. Such revenues increased due to contractual escalations and operations at the Harrisburg facility, partially offset by a reduction related to lower revenues earned explicitly to service debt;

•	Revenues from energy-from-waste projects structured with Tip Fee arrangements decreased by $0.6 million primarily driven by a decrease at the SEMASS facility following its fire during the first quarter of 2007, partially offset by contractual escalations, improved pricing and revenues from the Holliston transfer station following its acquisition; and

•	Other waste and service fee revenues increased by $1.2 million primarily due to higher pricing for scrap metal.

Electricity and steam sales increased $3.2 million or 4% primarily due to higher energy rates offset by lower volumes due to the partial suspension of operations at the SEMASS facility following its fire during the first quarter of 2007.

Other operating revenues increased by $7.1 million primarily related to construction revenues at our Hillsborough County facility.

Plant operating expenses increased by $15.2 million primarily due to normal cost escalations such as wages, costs related to the SEMASS fire, operations at the Harrisburg facility and the Holliston transfer station.

Net interest expense on project debt decreased by $1.3 million primarily due to lower project debt balances.

General and administrative expenses increased by $2.6 million primarily due to stock-based compensation expense and normal wage and benefit escalations.

Following the fire at our SEMASS energy-from-waste facility, during the second quarter of 2007, we recorded insurance recoveries of $13.3 million related to repair and reconstruction and $2.7 million related to clean-up costs. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction, or as a reduction to operating expenses where such recoveries relate to other costs or business interruption losses.

Other operating expense increased by $7.6 million primarily due to costs related to construction at the Hillsborough County facility.

Domestic Results of Operations — Comparison of Results for the Six Months Ended June 30, 2007 vs. Results for the Six Months Ended June 30, 2006

Total Domestic revenues increased by $39.8 million primarily due to contractual escalations and revenues related to construction activity as described below.

Waste and service revenues increased by $12.3 million or 3% as a result of the following factors:

•	Revenues from energy-from-waste projects structured with Service Fee arrangements increased by $8.3 million. Such revenues increased due to contractual escalations and operations at the Harrisburg facility offset by a reduction related to lower revenues earned explicitly to service debt;

•	Revenues from energy-from-waste projects structured Tip Fee arrangements increased by $1.1 million primarily driven by higher pricing and operations at the Holliston transfer station following its acquisition, partially offset by a decrease at the SEMASS facility following its fire during the first quarter of 2007; and

•	Other waste and service fee revenues increased by $2.9 million primarily due to higher pricing for scrap metal.

Electricity and steam sales increased $6.3 million or 4% primarily due to higher energy rates along with revenues received related to energy rate settlements related to prior years partially offset by lower volumes related to the SEMASS fire.

Other operating revenues increased by $21.2 million primarily related to construction revenues at our Hillsborough County facility.

Plant operating expenses increased by $27.5 million primarily due to normal cost escalations such as wages, costs related to the SEMASS fire, operations at the Harrisburg facility and the Holliston transfer station.

Depreciation and amortization expense increased by $1.2 million primarily due to additions of property, plant and equipment.

Net interest expense on project debt decreased by $2.2 million primarily due to lower project debt balances.

General and administrative expenses increased by $6.2 million primarily due to stock-based compensation expense, additional business development spending and normal wage and benefit escalations.

Following the fire at our SEMASS energy-from-waste facility, during the second quarter of 2007, we recorded insurance recoveries of $13.3 million related to repair and reconstruction and $2.7 million related to clean-up costs. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction, or as a reduction to operating expenses where such recoveries relate to other costs or business interruption losses.

Other operating expense increased by $22.2 million primarily due to costs related to construction at the Hillsborough County facility.

International Business

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited, in thousands)

Waste and service revenues	$1,043	$859	$2,072	$2,290
Electricity and steam sales	50,965	43,741	89,737	81,155

Total operating revenues	52,008	44,600	91,809	83,445

Plant operating expenses	41,994	33,331	73,540	61,710
Depreciation and amortization expense	2,255	2,127	4,282	4,284
Net interest expense on project debt	1,594	1,687	3,114	3,761
General and administrative expenses	2,219	893	3,590	1,984
Other operating income	(874)	(1,353)	(1,040)	(1,737)

Total operating expenses	47,188	36,685	83,486	70,002

Operating income	$4,820	$7,915	$8,323	$13,443

International Results of Operations — Comparison of Results for the Three Months Ended June 30, 2007 vs. Results for the Three Months Ended June 30, 2006

Total International revenues increased by approximately $7.4 million primarily due to a $10.0 million increase in revenues under energy contracts at both Indian facilities resulting from higher electricity generation. This increase was partially offset by a $1.3 million decrease in revenues from the Yanjiang facility in China resulting from lower steam sales, and a $1.1 million decrease in revenues resulting from the sale of the Huantai facility in China during the second quarter of 2006.

Plant operating expenses increased by $8.7 million primarily due to a $10.0 million increase resulting from higher generation at both Indian facilities, partially offset by a $0.9 million decrease due to lower generation at the Yanjiang facility in China and a $0.8 million decrease in plant operating costs due to the sale of the Huantai facility in China during the second quarter of 2006.

General and administrative expenses increased by $1.3 million primarily due to normal wage and benefit escalations and additional business development spending.

Other operating income decreased by $0.5 million primarily due to a $1.2 million gain on the sale of the Huantai facility in China recorded during the second quarter of 2006 and a $0.4 million gain on the sale of inventory that was previously written off at a facility in the Philippines during the second quarter of 2006, partially offset by a $1.1 million re-measurement gain on the foreign currency denominated debt at one of the Indian facilities.

International Results of Operations — Comparison of Results for the Six Months Ended June 30, 2007 vs. Results for the Six Months Ended June 30, 2006

Total International revenues increased by approximately $8.4 million primarily due to a $15.2 million increase in revenues under energy contracts at both Indian facilities resulting from higher electricity generation. This increase was partially offset by a $2.8 million decrease in revenues from the Yanjiang facility in China resulting from lower steam sales, and a $2.9 million decrease in revenues resulting from the sale of the Huantai facility in China during the second quarter of 2006.

Plant operating expenses increased by $11.8 million primarily due to a $15.9 million increase resulting from higher generation at both Indian facilities, partially offset by a $2.0 million decrease due to lower generation at the Yanjiang facility in China and a $2.6 million decrease in plant operating costs due to the sale of the Huantai facility in China during the second quarter of 2006.

Net interest expense on project debt decreased by $0.6 million primarily due to the scheduled quarterly pay down of project debt at both Indian facilities.

General and administrative expenses increased by $1.6 million primarily due to normal wage and benefit escalations and additional business development spending.

Other operating income decreased by $0.7 million primarily due to a $1.2 million gain on the sale of the Huantai facility in China recorded during the second quarter of 2006 and a $0.4 million gain on the sale of inventory that was previously written off at a facility in the Philippines during the second quarter of 2006, partially offset by a $0.9 million re-measurement gain on the foreign currency denominated debt at one of the Indian facilities.

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

As of June 30, 2007, Covanta Energy was in compliance with the covenants under the New Credit Facilities. We believe that when combined with its other sources of liquidity, including the revolving loan facility that is a component of the New Credit Facilities, Covanta will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due prior to maturity.

Capital Resources and Commitments

The following chart summarizes the various debt facilities and cash resources as of June 30, 2007 (in millions of dollars):

Cash Flow and Liquidity

The information set forth below regarding liquidity and capital resources as of June 30, 2007 is presented according to our consolidated operations and our current segments of Domestic and International.

Cash Flow

Our sources of funds are our investments and financing activities (including offerings of equity and/or debt securities), as well as dividends, if any, and other payments received from our subsidiaries. Under the financing arrangements existing during 2006 and prior to the New Credit Facilities, Covanta Energy’s ability to pay dividends to us was limited, except in certain circumstances. Under the New Credit Facilities, Covanta Energy has greater flexibility to distribute cash to us. Proceeds of approximately $364.4 million and $136.6 million, each net of underwriting discounts and commissions, were received during the six months ended June 30, 2007 related to underwritten public offerings of Debentures and common stock, respectively. On February 24, 2006, we completed a rights offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds.

Summarized cash flow information for our current business segments reconciled to the condensed consolidated statements of cash flows is as follows (in thousands of dollars):

	For the Six Months Ended June 30, 2007
	Domestic	International	All Other(1)	Total

Net cash provided by operating activities	$114,794	$26,794	$950	$142,538
Net cash (used in) provided by investing activities	(38,615)	(10,434)	5,490	(43,559)
Net cash (used in) provided by financing activities	(175,192)	(13,477)	10,773	(177,896)
Effect of exchange rate changes on cash and cash equivalents	—	337	—	337

Net (decrease) increase in cash and cash equivalents	$(99,013)	$3,220	$17,213	$(78,580)

	For the Six Months Ended June 30, 2006
	Domestic	International	All Other(1)	Total

Net cash provided by (used in) operating activities	$106,208	$11,752	$(1,295)	$116,665
Net cash (used in) provided by investing activities	(26,019)	3,389	3,764	(18,866)
Net cash (used in) provided by financing activities	(78,666)	(2,296)	20,991	(59,971)
Effect of exchange rate changes on cash and cash equivalents	—	97	—	97

Net increase in cash and cash equivalents	$1,523	$12,942	$23,460	$37,925

(1)	All other is comprised of the holding company and insurance subsidiaries’ operations.

Domestic Segment

Cash provided by operating activities was $114.8 million and $106.2 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash flow from operating activities was primarily due to working capital improvements and a $10.3 million payment from Domestic to All Other in the three months ended March 31, 2006, relating to the California Grantor Trust settlement. Net cash used in investing activities was $38.6 million and $26.0 million for the six months ended June 30, 2007 and 2006, respectively, and was primarily due to the purchase of property, plant and equipment and the acquisition of the Holliston Transfer Station in April 2007 offset by property insurance proceeds of $7.3 million received related to the SEMASS fire. Net cash used in financing activities was $175.2 million for the six months ended June 30, 2007 primarily due to the 2007 recapitalization plan. The net proceeds from refinancing the New Credit Facilities was $5.6 million, net of transaction fees. The combination of the proceeds from the public offerings of Debentures and common stock noted above and approximately $130 million in cash and restricted cash (available for use as a result of the recapitalization plan) were utilized for the repayment, by means of a tender offer, of approximately $604.4 million in principal amount of outstanding notes previously issued by certain intermediate subsidiaries of Covanta Energy. Net cash used in financing activities was $78.7 million for the six months ended June 30, 2006 and was primarily driven by the refinancing in May 2006 and the repayment of debt partially offset by a decrease in restricted funds held in trust.

Restricted funds held in trust were $358.0 million as of June 30, 2007. Restricted funds held in trust are primarily amounts received and held by third party trustees relating to projects owned by Covanta Energy, and which may be used only for specified purposes. We do not have access to these funds.

International Segment

Cash provided by operating activities was $26.8 million and $11.8 million for the six months ended June 30, 2007 and 2006, respectively. Net cash used in investing activities was $10.4 million for the six months ended June 30, 2007 primarily due to our $10 million investment in Chongqing Sanfeng Environmental Industry Co., Ltd. in April 2007. Net cash provided by investing activities was $3.4 million for the six months ended June 30, 2006 primarily due to the sale of the Huantai facility in China during the second quarter of 2006. Net cash used in financing activities was $13.5 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively, primarily due to an increase in restricted funds held in trust. Restricted funds held in trust were $45.3 million as of June 30, 2007.

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

The June 30, 2007 scheduled principal payment on the Term Loan Facility was made on July 2, 2007 (the next business day). Under the New Credit Facilities, Covanta Energy is obligated to apply a portion of excess cash from operations on an annual basis (calculated pursuant to the credit agreement), as well as specified other sources, to repay borrowings under the Term Loan Facility. The portion of excess cash to be used for this purpose is 50%, 25%, or 0%, based on measurement of the leverage ratio under the financial covenants.

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

Debt Covenants and Defaults

The loan documentation under the New Credit Facilities contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facilities, we expect that the negative covenants will place limitations on Covanta Energy, but be materially less restrictive than the restrictions in effect prior to February 9, 2007. We were in compliance with all required covenants as of June 30, 2007.

The financial covenants of the New Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.50 to 1.00 for the four quarter period ended June 30, 2007, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the New Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the New Credit Facilities excludes certain non-cash charges. The maximum Covanta Energy leverage ratio allowed under the New Credit Facilities adjusts in future periods as follows:

•	4.50 to 1.00 for the four quarter period ended September 30, 2007;

•	4.25 to 1.00 for each of the four quarter periods ended December 31, 2007, March 31, June 30 and September 30, 2008;

•	4.00 to 1.00 for each of the four quarter periods ended December 31, 2008, March 31, June 30 and September 30, 2009;

•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;

•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million, subject to adjustment due to an acquisition by Covanta Energy; and

•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

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

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and as such, the fair market value for the embedded derivative was zero as of June 30, 2007.

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

As of June 30, 2007, the remaining outstanding debt for the MSW I Notes and MSW II Notes was $5.6 million and $0.5 million, respectively. On July 23, 2007, we issued a Notice of Redemption for the remaining MSW I Notes and MSW II Notes for redemption within 45 days. We intend to redeem the MSW I Notes and MSW II Notes at $1,042.50 and $1,036.88, respectively, per $1,000 principal amount (plus accrued and unpaid interest to the date of redemption).

2006 Refinancing

As a result of amendments to Covanta Energy’s financing arrangements in May 2006, in the three months ended June 30, 2006 we recognized a loss on extinguishment of debt of $6.8 million, pre-tax, which was comprised of the write-down of deferred financing costs and a call premium on extinguishment.

Long-Term Debt

Long-term debt is comprised of credit facilities and intermediate debt as follows (in thousands of dollars):

	As of
	June 30,	December 31,
	2007	2006

Covanta
1.00% Senior Convertible Debentures due 2027	$373,750	$—
Covanta Energy Senior Secured Credit Facilities
First Lien Term Loan Facility	—	368,389
Second Lien Term Loan Facility	—	260,000
Term Loan Facility due 2014	650,000	—

	650,000	628,389

Covanta Energy Intermediate Subsidiary Debt
6.26% Senior ARC Notes due 2015	—	192,000
8.50% Senior Secured MSW Notes due 2010	5,610	195,785
7.375% Senior Secured MSW II Notes due 2010	500	224,100

	6,110	611,885
Unamortized debt premium	198	19,748

Total intermediate subsidiary debt	6,308	631,633

Other Covanta Energy long-term debt	38	101

Total	1,030,096	1,260,123
Less: current portion (includes $198 and $4,732 of unamortized premium)	(14,462)	(36,434)

Total long-term debt	$1,015,634	$1,223,689

Short-Term Liquidity

As of June 30, 2007, Covanta Energy had available credit for liquidity as follows (in thousands of dollars):

	Total		Available
	Available		As of
	Under Facility	Maturing	June 30, 2007

Revolving Loan Facility(1)	$300,000	2013	$300,000
Funded L/C Facility	$320,000	2014	$4,429

(1)	Up to $200 million of which may be utilized for letters of credit.

As of June 30, 2007, Covanta Energy had not drawn any loans from the Revolving Loan Facility. As of June 30, 2007, Covanta Energy had approximately $315.6 million outstanding letters of credit under the Funded L/C Facility. As of July 16, 2007, Covanta Energy caused to be issued an additional $7.2 million in letters of credit and borrowed $30.0 million under the Revolving Loan Facility. As of July 16, 2007, Covanta Energy had fully utilized the available capacity under the Funded L/C Facility, and had approximately $197.0 million in available capacity for additional letters of credit under the Revolving Loan Facility. See Note 18. Subsequent Events of the Notes.

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

Certain subsidiaries had recourse liability for project debt which is recourse to Covanta ARC LLC, but is non-recourse to Covanta Energy, which as of June 30, 2007 was as follows (in thousands of dollars):

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

Other Commitments and Contingencies

Other commitments as of June 30, 2007 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$321,011	$34,400	$286,611
Surety bonds	58,691	—	58,691

Total other commitments — net	$379,702	$34,400	$345,302

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

As of June 30, 2007, Covanta Energy had approximately $4.4 million in available capacity for additional letters of credit under its Funded L/C Facility and $200 million available capacity for letters of credit under its Revolving Loan Facility. As of July 16, 2007, Covanta Energy caused to be issued an additional $7.2 million in letters of credit and borrowed $30.0 million under the Revolving Loan Facility. As of July 16, 2007, Covanta Energy had fully utilized the available capacity under the Funded L/C Facility, and had approximately $197.0 million in available capacity for additional letters of credit under the Revolving Loan Facility. We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn under the current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If we were unable to immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the New Credit Facilities as additional term loans issued under the Term Loan Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($49.7 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, Covanta Energy would have a contractual obligation to indemnify the surety company.

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

Covanta Energy and certain of its subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain energy-from-waste facilities and a water facility. With respect to its domestic businesses, Covanta Energy and certain of its subsidiaries have issued guarantees to municipal clients and other parties that Covanta Energy’s subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by Covanta Energy, Covanta Energy’s potential maximum liability as of June 30, 2007 associated with the repayment of the municipalities’ project debt on such facilities was approximately $1 billion. This amount was not recorded as a liability in our condensed consolidated balance sheet as of June 30, 2007 as we believe that Covanta Energy had not incurred such liability as of the date of the financial statements. Additionally, damages payable under such guarantees on Covanta Energy-owned energy-from-waste facilities could expose Covanta Energy to recourse liability on project debt. We also believe that Covanta Energy has not incurred such damages as of the date of the financial statements. If Covanta Energy is asked to perform under one or more of such guarantees, its liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

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

Our SEMASS energy-from-waste facility experienced a fire in the front-end receiving portion of the facility during the first quarter of 2007. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. The cost of repair or replacement, and business interruption losses, are insured, subject to applicable deductibles. We cannot predict the timing of when we would receive the proceeds under such policies. We expect the cost of repair or replacement, and business interruption losses we do not recover, representing deductibles under such policies, will not be material. See Note 16. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Discussion of Critical Accounting Policies

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Except as described below, management believes there have been no material changes during the six months ended June 30, 2007 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation

We recognized compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. The estimate of the expected forfeitures was initially determined based on historical turnover experience from the Covanta Energy pension plan. This initial estimate was subsequently adjusted during the year ended December 31, 2006, and again in the second quarter of 2007, as discussed below, to reflect a revised forfeiture rate. We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally a vesting term of three to five years. Prior to the second quarter of 2007, we recognized compensation expense based on an overall forfeiture rate of 8%. In order to better reflect compensation expense by type of award, i.e. options versus restricted stock, we reevaluated the forfeiture rate during the second quarter of 2007. The new forfeiture rates range from 8% to 15% depending on the type of award and the vesting period. The cumulative effect of the change in the forfeiture rate to compensation expense is immaterial.

Recent Accounting Pronouncements

See Note 2. Recent Accounting Pronouncements of the Notes for information related to new accounting pronouncements.

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

Except as described below, management believes there have been no material changes during the six months ended June 30, 2007 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rate Swaps

Covanta Energy was required, under financing arrangements in effect from June 24, 2005 to February 9, 2007, to enter into hedging arrangements with respect to a portion of its exposure to interest rate changes with respect to its borrowing under the Credit Facilities. On July 8, 2005, Covanta Energy entered into two separate pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, we entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. On December 27, 2006, the notional amount of the original interest rate swap agreements reduced to $250 million from $300 million. These interest rate swaps were designated as cash flow hedges in accordance with SFAS No. 133

“Accounting for Derivative Instruments and Hedging Activities”. Accordingly, unrealized gains or losses were deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the swaps was to decrease interest expense for the three months and six months ended June 30, 2006 by $0.5 million and $0.7 million, respectively. In connection with the refinancing of Covanta Energy’s debt facilities, the interest rate swap agreements described above were settled on February 9, 2007. We recognized a gain associated with the settlement of our interest rate swap agreements of $3.4 million, pre-tax. The New Credit Facilities do not require us to enter into interest rate swap agreements. For additional information related to the New Credit Facilities, see Note 12. Changes in Capitalization of the Notes and Liquidity and Capital Resources — 2007 Recapitalization Plan.

Contingent Interest

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and as such, the fair market value for the embedded derivative was zero as of June 30, 2007. For additional information related to the New Credit Facilities, see Note 12. Changes in Capitalization of the Notes and Liquidity and Capital Resources — 2007 Recapitalization Plan.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2007. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2006, we began implementation of a new operating system for the recording of information relating to our business. We completed this implementation during the second quarter of 2007. We initiated this effort as part of a routine system upgrade and as part of our integration efforts related to the ARC Holdings acquisition. We believe the new operating system will maintain and enhance our system of internal controls over financial reporting and our ability to record, process, summarize and report information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes during the six months ended June 30, 2007 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 30, 2007. At that meeting, stockholders voted on the following proposals:

1. To elect ten directors to serve a one-year term that will expire at the next Annual Meeting of Stockholders. The votes cast for each director were as follows:

Directors	For	Withheld

David M. Barse	115,897,692	2,673,983
Ronald J. Broglio	117,933,518	638,157
Peter C.B. Bynoe	117,971,459	600,216
Richard L. Huber	117,969,637	602,038
Anthony J. Orlando	116,726,258	1,845,417
William C. Pate	117,274,340	1,297,335
Robert S. Silberman	117,959,709	611,966
Jean Smith	117,929,479	642,196
Clayton Yeutter	97,941,674	20,630,001
Samuel Zell	115,620,759	2,950,916

2. To ratify the appointment of Ernst & Young LLP, the independent registered public accountants, as our independent auditors for the 2007 fiscal year.

Votes For	Votes Against	Abstentions

118,237,123	63,234	271,318

ITEM 5.	OTHER INFORMATION

(a) None.

(b) Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.

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

Date: July 25, 2007