Form 10-Q
period 2007-09-30
COVANTA HOLDING CORP
filed 2007-10-24
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at October 18, 2007

Common Stock, $0.10 par value	153,892,757 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2007

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1A. Risk Factors of Covanta’s Annual Report on Form 10-K for the year ended December 31, 2006 and in other filings by Covanta with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$212,088	$203,103	$629,039	$607,973
Electricity and steam sales	123,684	104,019	364,165	329,610
Other operating revenues	16,578	3,993	44,495	13,024

Total operating revenues	352,350	311,115	1,037,699	950,607

OPERATING EXPENSES:
Plant operating expenses	187,874	162,211	589,442	524,456
Depreciation and amortization expense	50,540	47,752	147,019	142,987
Net interest expense on project debt	12,501	14,722	40,992	46,013
General and administrative expenses	18,483	17,746	60,704	52,051
Write-down of assets, net of insurance recoveries	—	—	4,925	—
Other operating expenses (income)	11,325	(2,959)	37,498	1,251

Total operating expenses	280,723	239,472	880,580	766,758

Operating income	71,627	71,643	157,119	183,849

Other income (expense):
Investment income	1,963	2,483	8,966	7,801
Interest expense	(16,018)	(26,968)	(51,996)	(82,812)
Loss on extinguishment of debt	(65)	—	(32,071)	(6,795)

Total other expenses	(14,120)	(24,485)	(75,101)	(81,806)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	57,507	47,158	82,018	102,043
Income tax expense	(23,768)	(18,870)	(34,414)	(29,795)
Minority interests	(2,055)	(1,982)	(5,544)	(4,861)
Equity in net income from unconsolidated investments	6,731	4,945	16,153	26,460

NET INCOME	$38,415	$31,251	$58,213	$93,847

Weighted Average Common Shares Outstanding:
Basic	153,035	146,418	152,504	145,393

Diluted	154,319	147,266	153,844	146,710

Earnings Per Share:
Basic	$0.25	$0.21	$0.38	$0.65

Diluted	$0.25	$0.21	$0.38	$0.64

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$139,678	$233,442
Marketable securities available for sale	2,795	7,080
Restricted funds held in trust	243,296	178,054
Receivables (less allowances of $4,158 and $4,469, respectively)	228,256	209,306
Unbilled service receivables	59,654	56,868
Deferred income taxes	52,516	24,146
Prepaid expenses and other current assets	107,306	94,690

Total Current Assets	833,501	803,586
Property, plant and equipment, net	2,566,971	2,637,923
Investments in fixed maturities at market (cost: $28,085 and $35,833, respectively)	27,766	35,007
Restricted funds held in trust	208,206	229,867
Unbilled service receivables	60,240	73,067
Waste, service and energy contracts, net	271,871	296,528
Other intangible assets, net	90,456	87,046
Goodwill	114,164	91,282
Investments in investees and joint ventures	91,065	73,717
Other assets	107,012	109,797

Total Assets	$4,371,252	$4,437,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$8,276	$36,434
Current portion of project debt	192,333	190,242
Accounts payable	25,696	20,151
Deferred revenue	25,278	16,457
Accrued expenses and other current liabilities	223,624	197,468

Total Current Liabilities	475,207	460,752
Long-term debt	1,014,007	1,223,689
Project debt	1,167,922	1,245,705
Deferred income taxes	446,637	420,263
Waste and service contracts	126,982	135,607
Other liabilities	161,449	169,971

Total Liabilities	3,392,204	3,655,987

Commitments and Contingencies (Note 15)

Minority Interests	38,668	42,681

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 154,249 and 147,657 shares; outstanding 153,893 and 147,500 shares, respectively)	15,425	14,766
Additional paid-in capital	763,116	619,685
Accumulated other comprehensive income	5,096	3,942
Accumulated earnings	156,779	100,775
Treasury stock, at par	(36)	(16)

Total Stockholders’ Equity	940,380	739,152

Total Liabilities and Stockholders’ Equity	$4,371,252	$4,437,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$58,213	$93,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	147,019	142,987
Amortization of long-term debt deferred financing costs	2,698	2,794
Write-down of assets, net of insurance recoveries	4,925	—
Loss on extinguishment of debt	32,071	6,795
Amortization of debt premium and discount	(10,687)	(16,856)
Stock-based compensation expense	10,052	4,866
Equity in net income from unconsolidated investments	(16,153)	(26,460)
Dividends from unconsolidated investments	7,269	6,509
Minority interests	5,544	4,861
Deferred income taxes	14,941	10,874
Other, net	1,868	7,749
Change in working capital, net of effects of acquisitions	2,137	(2,987)

Net cash provided by operating activities	259,897	234,979

INVESTING ACTIVITIES:
Purchase of equity interest	(10,253)	—
Proceeds from the sale of investment securities	13,015	6,692
Purchase of property, plant and equipment	(60,231)	(35,693)
Property insurance proceeds	7,341	—
Acquisition of businesses, net of cash acquired	(63,255)	—
Other, net	2,310	3,694

Net cash used in investing activities	(111,073)	(25,307)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	135,757	—
Proceeds from rights offering, net	—	20,498
Proceeds from the exercise of options for common stock, net	606	1,126
Proceeds from borrowings on long-term debt	949,907	97,619
Proceeds from borrowings on project debt	3,426	6,233
Proceeds from borrowing on revolving credit facility	30,000	—
Principal payments on long-term debt	(1,168,148)	(120,080)
Principal payments on project debt	(73,393)	(86,612)
Payments of borrowings on revolving credit facility	(30,000)	—
Payments of long-term debt deferred financing costs	(18,324)	(2,129)
Payments of tender premiums on debt extinguishment	(33,016)	(1,952)
Decrease in holding company restricted funds	6,660	—
Increase in restricted funds held in trust	(40,682)	(17,451)
Distributions to minority partners	(5,756)	(7,990)
Other, net	—	(37)

Net cash used in financing activities	(242,963)	(110,775)

Effect of exchange rate changes on cash and cash equivalents	375	109

Net (decrease) increase in cash and cash equivalents	(93,764)	99,006
Cash and cash equivalents at beginning of period	233,442	128,556

Cash and cash equivalents at end of period	$139,678	$227,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries.

Organization

We are a leading developer, owner and operator of infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production businesses in the United States and abroad. We also engage in the independent power production business outside the United States.

We own, have equity investments in, and/or operate 56 energy generation facilities, 46 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, water (hydroelectric), natural gas, coal, wood waste, landfill gas and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two landfills, and several waste transfer stations. We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2007. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”).

We use the equity method to account for our investments for which we have the ability to exercise significant influence over the operating and financial policies of the investee. Consolidated net income includes our proportionate share of the net income or loss of these companies. Such amounts are classified as “equity in net income from unconsolidated investments” in our condensed consolidated financial statements. Investments in companies in which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Certain prior period amounts have been reclassified in the unaudited condensed consolidated financial statements to conform to the current period presentation. All intercompany accounts and transactions have been eliminated.

Note 2.	Recent Accounting Pronouncements

In August 2007, the Financial Accounting Standards Board (“FASB”) issued for comment proposed FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The comment deadline for the proposed FSP was October 15, 2007 and if issued, the proposed FSP would be effective for us on January 1, 2008. If the FSP is issued as proposed, we expect the increase in non-cash interest expense recognized on our consolidated financial statements to be significant.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that the effect of the first remeasurement to fair value will be reported as a cumulative- effect adjustment to the opening balance of retained earnings and unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective for us on January 1, 2008. We are currently evaluating whether we will elect to apply the fair value option to any of our financial assets and liabilities and the impact of the election on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 is effective for us on January 1, 2008. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements.

Note 3.	Acquisitions and Business Development

The acquisitions in the section below are not material to our unaudited condensed consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented.

Dublin Joint Venture

On September 6, 2007, we announced that we had entered into definitive agreements for the development of a 1,700 metric ton per day (“tpd”) energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which is co-owned by us and DONG Energy Generation A/S. As part of the transaction, we purchased a controlling stake in Dublin Waste to Energy Limited. Project construction, which is expected to start in late 2008 and is estimated to cost approximately 300 million euros, will require 36 months to complete. Dublin Waste to Energy Limited has a 25-year tip fee type contract to provide disposal service for approximately 320,000 metric tons of waste annually. The project is expected to sell electricity into the local grid under short-term arrangements. We have committed to provide financing for all phases of the project, along with DONG Energy Generation A/S and we expect that numerous project financing structures will be available once the initial development phase is complete.

Biomass Energy Facilities

On July 16, 2007, we acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid $51 million in cash plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, which are all located in California. We borrowed $30 million from our revolving loan facility to partially fund the acquisition, which we have since repaid. In addition, we expect to invest between $15 million and $20 million in capital improvements to significantly increase the facilities’ productivity and improve environmental performance. Our preliminary purchase price allocation, which includes $23 million of goodwill, is based on estimates and assumptions any changes to which could affect the reported amounts of assets, liabilities and expenses resulting from this acquisition.

Harrisburg Energy-from-Waste Facility

On May 29, 2007, we entered into a ten year agreement with the Harrisburg Authority (the “Authority”) to maintain and operate the Authority’s 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. Under the agreement, we have agreed to provide

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

construction management services and to advance up to $28 million in funding for certain facility improvements required to enhance facility performance. The agreement will become effective when certain conditions precedent occur which is expected in early 2008. In the meantime, we have entered into an interim agreement to operate and maintain the facility as the Authority’s contractor.

Holliston Transfer Station

On April 30, 2007, we acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for cash consideration of $7.4 million.

China Joint Venture

On April 25, 2007, we purchased a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd., a company located in Chongqing Municipality, Peoples Republic of China. The company, which was renamed Sanfeng Covanta Environmental Industry Co., Ltd., owns minority equity interests in two 1,200 metric tpd 24 megawatts (“MW”) mass-burn energy-from-waste projects. We made an initial cash payment of approximately $10 million in connection with our investment in Sanfeng.

Note 4.	Earnings Per Share

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net income	$38,415	$31,251	$58,213	$93,847

Basic earnings per share:
Weighted average basic common shares outstanding	153,035	146,418	152,504	145,393

Basic earnings per share	$0.25	$0.21	$0.38	$0.65

Diluted earnings per share:
Weighted average basic common shares outstanding	153,035	146,418	152,504	145,393
Stock options	592	559	621	546
Restricted stock	692	289	719	227
Rights	—	—	—	544
Convertible debentures	—	—	—	—

Weighted average diluted common shares outstanding	154,319	147,266	153,844	146,710

Diluted earnings per share	$0.25	$0.21	$0.38	$0.64

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	1,755	50	1,755	50

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. See Note 6. Changes in Capitalization for a description of the Debentures.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Business Segments

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

The results of our reportable segments for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Reportable Segments
	Domestic	International	All Other(1)	Total

Three Months Ended September 30, 2007:
Operating revenues	$312,391	$37,400	$2,559	$352,350
Operating income (loss)	66,182	5,840	(395)	71,627
Three Months Ended September 30, 2006:
Operating revenues	$279,672	$28,255	$3,188	$311,115
Operating income (loss)	67,134	4,610	(101)	71,643
Nine Months Ended September 30, 2007:
Operating revenues	$900,750	$129,209	$7,740	$1,037,699
Operating income (loss)	144,497	14,163	(1,541)	157,119
Nine Months Ended September 30, 2006:
Operating revenues	$828,264	$111,700	$10,643	$950,607
Operating income	165,614	18,053	182	183,849

(1)	All other is comprised of our insurance subsidiaries’ operations.

Note 6.	Changes in Capitalization

2007 Recapitalization Plan

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of our debt facilities with new debt facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility, and a $650 million term loan (collectively referred to as the “New Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, from which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.8 million aggregate principal amount of Debentures, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer and redemptions, of approximately $611.9 million in aggregate principal amount of outstanding notes previously issued by certain of our intermediate subsidiaries.

We completed our public offerings of common stock and Debentures, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, respectively, and we closed on the New Credit

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007.

During the third and fourth quarters of 2007, we redeemed all remaining outstanding intermediate subsidiary notes. See Intermediate Subsidiary Debt below for specific terms related to the redemptions.

As a result of the recapitalization plan, we recognized a loss on extinguishment of debt of approximately $32.1 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements.

New Credit Facilities

Under the New Credit Facilities, we have substantially greater, but not unrestricted, ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally. The New Credit Facilities are comprised of:

•	a $300 million revolving loan facility due 2013, which includes a $200 million sub-facility for the issuance of letters of credit (the “Revolving Loan Facility”);

•	a $320 million funded letter of credit facility, due 2014 (the “Funded L/C Facility”); and

•	a term loan facility, due 2014, in the initial amount of $650 million and of which $648.4 million was outstanding as of September 30, 2007 (the “Term Loan Facility”).

Amortization Terms

The New Credit Facilities include mandatory annual amortization of the Term Loan Facility to be paid in quarterly installments beginning June 30, 2007, through the date of maturity as follows (in thousands):

	2007	2008	2009	2010	2011	2012	2013	2014	Total

Annual Remaining Amortization	$3,250	$6,500	$6,500	$6,500	$6,500	$6,500	$6,500	$606,125	$648,375

Under the New Credit Facilities, we are obligated to apply a portion of excess cash from operations on an annual basis (calculated pursuant to the credit agreement), as well as specified other sources, to repay borrowings under the Term Loan Facility. The portion of excess cash to be used for this purpose is 50%, 25%, or 0%, based on measurement of the leverage ratio under the financial covenants.

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

Letters of credit that may be issued in the future under the Revolving Loan Facility will accrue fees at the then effective borrowing margins on Eurodollar rate loans (described below), plus a fee on each issued letter of credit payable to the issuing bank. Letter of credit availability under the Funded L/C Facility accrues fees (whether or not letters of credit are issued thereunder) at the then effective borrowing margin for Eurodollar rate loans times the total availability for issuing letters of credit (whether or not then utilized), plus a fee on each issued letter of credit payable to the issuing bank. In addition, we have agreed to pay to the participants under the Funded L/C Facility a

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fee equal to 0.10% times the average daily amount of the credit linked deposit paid by such participants for their participation under the Funded L/C Facility.

The borrowing margins referred to above for the New Credit Facilities are as follows:

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

Guarantees and Securitization

The New Credit Facilities are guaranteed by us and by certain of our subsidiaries. The subsidiaries that are party to the New Credit Facilities agreed to secure all of the obligations under the New Credit Facilities by granting, for the benefit of secured parties, a first priority lien on substantially all of their assets, to the extent permitted by existing contractual obligations, a pledge of substantially all of the capital stock of each of our domestic subsidiaries and 65% of substantially all the capital stock of each of our foreign subsidiaries which are directly owned, in each case to the extent not otherwise pledged.

Debt Covenants and Defaults

The loan documentation under the New Credit Facilities contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facilities, the negative covenants may place limitations on us, but are materially less restrictive than the restrictions in effect prior to February 9, 2007. We were in compliance with all required covenants as of September 30, 2007.

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

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and as such, the fair market value for the embedded derivative was zero as of September 30, 2007.

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

All outstanding ARC Notes were redeemed on April 16, 2007 at a total redemption price of $743.50 per $1,000 in original principal amount of the ARC Notes, which includes principal outstanding, premium and accrued interest up to the redemption date. On September 6, 2007, all remaining MSW I Notes and MSW II Notes were redeemed at $1,042.50 and $1,036.88, respectively, per $1,000 principal amount (plus accrued and unpaid interest to the date of redemption).

Short-Term Liquidity

As of September 30, 2007, we had available credit for liquidity as follows (in thousands):

			Outstanding Letters
	Total		of Credit as of	Available as of
	Available		September 30,	September 30,
	Under Facility	Maturing	2007	2007

Revolving Loan Facility(1)	$300,000	2013	$26,200	$273,800
Funded L/C Facility	$320,000	2014	$319,868	$132

(1)	Up to $200 million of which may be utilized for letters of credit.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Refinancing

In May 2006, as a result of amendments to our financing arrangements existing at that time, we recognized a loss on extinguishment of debt of $6.8 million, pre-tax, in the three months ended June 30, 2006, which was comprised of the write-down of deferred financing costs and a call premium paid on extinguishment.

Stockholders’ Equity

During the nine months ended September 30, 2007, we granted 388,717 restricted shares and 1,785,000 share options. See Note 12. Stock-Based Compensation.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). The impact of applying the provisions of this interpretation decreased our opening balance retained earnings in 2007. See Note 9. Income Taxes for additional information.

On February 24, 2006, we completed a rights offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds.

Note 7.	Equity Method Investments

Equity in net income from unconsolidated investments primarily relates to our 26% investment in Quezon Power, Inc. (“Quezon”) in the Philippines. Equity in net income from unconsolidated investments for the nine months ended September 30, 2007 included approximately $3.4 million of increased tax expense for Quezon related to the conclusion of a six-year income tax holiday in May 2006.

Quezon recorded a $7.0 million cumulative deferred income tax benefit in the period ended June 30, 2006 on the basis of rulings which were issued by the Philippine tax authorities in June 2006 clarifying the tax deductibility of certain losses upon realization. The realization of this deferred tax benefit is subject to fluctuations in the value of the Philippine peso versus the US dollar. During the last six months of 2006 and during the nine months ended September 30, 2007, we reduced the cumulative deferred income tax benefit by approximately $2.1 million and $2.3 million, respectively, as a result of the strengthening of the Philippine peso versus the US dollar.

The unaudited results of operations from Quezon were as follows (in thousands):

	Quezon
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Operating revenues	$71,325	$70,198	$209,796	$202,771
Operating income	33,035	32,478	95,095	82,541
Net income	13,035	9,030	34,946	72,346

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.  Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Comprehensive income, net of income taxes:
Net income	$38,415	$31,251	$58,213	$93,847
Foreign currency translation	(2)	294	2,631	(113)
Amortization of actuarial loss for benefit obligation	26	—	79	—
Net unrealized loss on available-for-sale securities	332	532	569	337
Net realized (gain) loss on derivative instruments	—	(2,179)	(2,125)	232

Net comprehensive income adjustments	356	(1,353)	1,154	456

Comprehensive income	$38,771	$29,898	$59,367	$94,303

Note 9.	Income Taxes

We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our subsidiary, Covanta Lake II, Inc. files outside of the consolidated return group. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

We currently estimate our annual effective tax rate, including discrete items, for the year ended December 31, 2007 to be approximately 42.5%. We review the annual effective tax rate on a quarterly basis as projections are revised. The effective income tax rate was 42.0% and 29.2% for the nine months ended September 30, 2007 and 2006, respectively. Excluding a cumulative adjustment of $10 million due to the adoption of Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”), the effective income tax rate was 39.0% for the nine months ended September 30, 2006. The increase in the effective tax rate for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily the result of the release of a valuation allowance on federal net operating losses during the second quarter of 2006.

We adopted the provisions of FIN 48 effective January 1, 2007. The cumulative effect of applying the provisions of this interpretation was a $2.8 million decrease to our opening balance retained earnings in 2007, which was comprised of an increase of $6.1 million to the liability for uncertain tax positions, a $16.4 million increase to deferred tax assets, a $13.1 million decrease to property, plant and equipment and a reclassification of $32.7 million between deferred tax liabilities and the liability for uncertain tax positions. During the quarter ended September 30, 2007, we reversed the $32.7 million reclassification between deferred tax liabilities and the liability for uncertain tax positions based on management’s judgment that such reclassification was not required at the time of adoption of FIN 48. In connection with this reclassification, we reversed accrued interest of $0.6 million through retained earnings. The liability for uncertain tax positions, exclusive of interest and penalties, was $25.0 million and $57.2 million as of September 30, and January 1, 2007, respectively. No material additional liabilities were recorded for uncertain tax positions during the nine months ended September 30, 2007. There are no uncertain tax positions both individually and in the aggregate, that if recognized, would materially affect our effective tax rate.

We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision under FIN 48. For the three months ended September 30, 2007 and 2006, we recognized $0.2 million and zero, respectively, and for the nine months ended September 30, 2007 and 2006, we recognized $0.7 million and zero, respectively of interest and penalties on uncertain tax positions. As of September 30, and January 1, 2007, we had accrued interest and penalties associated with uncertain tax positions of $7.4 million and $7.3 million, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As issues are examined by the Internal Revenue Service (“IRS”) and state auditors, we may decide to adjust the existing FIN 48 liability for issues that were not deemed an exposure at the time we adopted FIN 48. Accordingly, we will continue to monitor the results of these audits and adjust the liability as needed. Federal income tax returns for our subsidiary Covanta Energy Corporation are closed for the years through 2002. However, to the extent net operating loss carryforwards (“NOLs”) are utilized from earlier years, this will allow the IRS to re-examine closed years. The tax returns of our subsidiary Covanta ARC Holdings, Inc. and its subsidiaries (“ARC Holdings”) are open for federal audit for the tax return years of 2001 and forward, and are currently the subject of an IRS examination. This examination is related to ARC Holdings’ refund requests related to NOL carryback claims from tax years prior to our acquisition of ARC Holdings in 2005 that require Joint Committee approval. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

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

While we cannot predict with certainty what amounts, if any, may be includable in taxable income as a result of the final administration of these grantor trusts, we believe that neither existing arrangements with the California Commissioner nor the final administration by the Missouri Director will result in a material reduction in available NOLs.

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

Our provision for income taxes in the condensed consolidated statements of income also includes certain state and other taxes. Tax filings for these jurisdictions do not consolidate the activity of the grantor trusts referred to above and in certain states reflect preparation on a separate-company basis. For further information, refer to Note 21. Income Taxes of the Notes to the Consolidated Financial Statements included in our Form 10-K.

Note 10.	Supplementary Information

Operating Revenues

The components of waste and service revenues for the periods presented below (in thousands of dollars):

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Waste and service revenues unrelated to project debt	$187,115	$176,549	$553,687	$528,094
Revenue earned explicitly to service project debt-principal	17,290	17,274	51,871	51,822
Revenue earned explicitly to service project debt-interest	7,683	9,280	23,481	28,057

Total waste and service revenues	$212,088	$203,103	$629,039	$607,973

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under some of our service agreements, we bill municipalities fees to service project debt (principal and interest). The amounts billed are based on the actual principal amortization schedule for the project bonds. Regardless of the amounts billed to client communities relating to project debt principal, we recognize revenue earned explicitly to service project debt principal on a levelized basis over the term of the applicable service agreement. In the beginning of the service agreement, principal billed is less than the amount of levelized revenue recognized related to principal and we record an unbilled service receivable asset. At some point during the service agreement, the amount we bill will exceed the levelized income and the unbilled service receivable begins to reduce, (and can become a credit balance) until it becomes nil at the end of the contract.

In the final year(s) of a contract, cash is utilized from debt service reserve accounts to pay remaining principal amounts due to project bondholders and such amounts are no longer billed to or paid by municipalities. Generally, therefore, in the last year of the applicable service agreement, little or no cash is received from municipalities relating to project debt, while our levelized service revenue continues to be recognized until the expiration date of the term of the service agreement.

Our independent power production facilities in India generate electricity and steam explicitly for specific purchasers and as such, these agreements are considered lease arrangements. Electricity and steam sales included lease income for these facilities of $28.0 million and $18.1 million for the three months ended September 30, 2007 and 2006, respectively, and $100.3 million and $79.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $13.5 million and $12.0 million for the three months ended September 30, 2007 and 2006, respectively, and $43.0 million and $40.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Amortization of Waste, Service and Energy Contracts

The vast majority of our waste, service and energy contracts were valued in March 2004 and June 2005 related to the acquisitions of Covanta Energy Corporation and Covanta ARC Holdings, Inc., respectively. These intangible assets and liabilities were recorded using then-available information at their estimated fair market values based upon discounted cash flows. The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of September 30, 2007 included or expected to be included in our statement of income for each of the years indicated (in thousands):

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Waste, Service and
	Energy Contracts	Waste and Service
	(Amortization	Contracts
	Expense)	(Contra-Expense)

Nine Months ended September 30, 2007	$33,842	$(9,048)

Remainder of 2007	$11,508	$(3,022)
2008	44,266	(12,053)
2009	40,721	(12,104)
2010	28,403	(12,136)
2011	25,314	(12,195)
Thereafter	121,659	(75,472)

Total	$271,871	$(126,982)

Other Operating Expenses (Income)

The components of other operating expenses (income) are as follows (in thousands):

	Other Operating Expenses (Income)
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Construction costs	$12,534	$692	$34,365	$1,830
Insurance subsidiary operating expenses	2,119	2,499	6,759	8,097
Proceeds related to insurance recoveries	(1,359)	(3,416)	(1,437)	(4,197)
Unrealized/realized foreign exchange (gain) loss	(232)	44	(1,304)	(159)
Proceeds received for distributions and settlements related to the reorganization of Covanta Energy Corporation	—	(2,600)	—	(2,600)
Other	(1,737)	(178)	(885)	(1,720)

Total other operating expenses (income)	$11,325	$(2,959)	$37,498	$1,251

Note 11.	Benefit Obligations

The components of net periodic benefit costs are as follows (in thousands):

	Pension Benefits				Other Post-Retirement Benefits
	For the Three		For the Nine		For the Three		For the Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1,146	1,075	3,437	3,225	192	154	576	463
Expected return on plan assets	(1,108)	(922)	(3,323)	(2,766)	—	—	—	—
Amortization of actuarial (gain) loss	—	(16)	—	(48)	26	—	79	—

Net periodic benefit cost	$38	$137	$114	$411	$218	$154	$655	$463

Costs related to our Savings Plan were $2.9 million and $2.6 million for the three months ended September 30, 2007 and 2006, respectively and $9.4 million and $8.4 million for the nine months ended September 30, 2007 and 2006, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Stock-Based Compensation

Compensation expense related to our stock-based payment awards totaled $3.7 million and $10.1 million during the three and nine months ended September 30, 2007, respectively, and $1.5 million and $4.9 million during the three and nine months ended September 30, 2006, respectively.

During the nine months ended September 30, 2007, we granted 388,717 restricted stock awards and 1,785,000 stock options. As of September 30, 2007, we had approximately $10.2 million and $12.3 million of unrecognized compensation expense related to our unvested restricted stock awards and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of 3 years for our unvested restricted stock awards and 5 years for our unvested stock options.

Prior to the second quarter of 2007, we recognized compensation expense based on an overall forfeiture rate of 8%. In order to better reflect compensation expense by type of award, (i.e. stock options versus restricted stock awards), we reevaluated the forfeiture rate during the second quarter of 2007. The new forfeiture rates range from 8% to 15% depending on the type of award and the vesting period. The cumulative effect of the change in the forfeiture rate to compensation expense did not have a material impact on the financial statements. For additional information about our stock-based payment awards, refer to Note 23 of the Notes to Consolidated Financial Statements in our Form 10-K.

Note 13.	Financial Instruments

Interest Rate Swaps

Under financing arrangements in effect from June 24, 2005 to February 9, 2007, we were required to enter into hedging arrangements with respect to a portion of our exposure to interest rate changes with respect to our borrowing under the credit facilities which were in effect. These interest rate swaps were designated as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, unrealized gains or losses were deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the interest rate swaps was a decrease to interest expense for the three months and nine months ended September 30, 2006 by $0.9 million and $1.6 million, respectively. In connection with the refinancing of our debt facilities in January 2007, the interest rate swap agreements described above were settled on February 9, 2007 and we were no longer required to enter into interest rate swap agreements. We recognized a gain associated with the settlement of our interest rate swap agreements of $3.4 million, pre-tax.

Contingent Interest

The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and as such, the fair market value for the embedded derivative was zero as of September 30, 2007. See Note 6. Changes in Capitalization for specific criteria related to contingent interest of the Debentures.

Note 14.	Related-Party Transactions

As described in Note 7. Equity Method Investments, we hold a 26% investment in Quezon. We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statement of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the three months ended September 30, 2007 and 2006, we collected $9.6 million and $9.0 million, respectively, and for the nine months ended September 30, 2007 and 2006, we collected $27.6 million and $25.9 million, respectively, for the operation and maintenance of the facility. As of September 30, 2007 and December 31, 2006, the net amount due to Quezon was

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.2 million and $2.2 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

Note 15.	Commitments and Contingencies

We are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing basis and when losses are considered probable and reasonably estimable, record as a loss an estimate of the ultimate outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded. The final consequences of these proceedings are not presently determinable with certainty.

Environmental Matters

Our operations are subject to environmental regulatory laws and environmental remediation laws. Although our operations are occasionally subject to proceedings and orders pertaining to emissions into the environment and other environmental violations, which may result in fines, penalties, damages or other sanctions, we believe that we are in substantial compliance with existing environmental laws and regulations.

We may be identified, along with other entities, as being among parties potentially responsible for contribution to costs associated with the correction and remediation of environmental conditions at disposal sites subject to federal and/or analogous state laws. In certain instances, we may be exposed to joint and several liabilities for remedial action or damages. Our ultimate liability in connection with such environmental claims will depend on many factors, including our volumetric share of waste, the total cost of remediation, and the financial viability of other companies that also sent waste to a given site and, in the case of divested operations, its contractual arrangement with the purchaser of such operations.

The potential costs related to the matters described below and the possible impact on future operations are uncertain due in part to the complexity of governmental laws and regulations and their interpretations, the varying costs and effectiveness of cleanup technologies, the uncertain level of insurance or other types of recovery and the questionable level of our responsibility. Although the ultimate outcome and expense of any litigation, including environmental remediation, is uncertain, we believe that the following proceedings will not have a material adverse effect on our consolidated financial position or results of operations.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Matters

Other commitments as of September 30, 2007 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$374,036	$34,400	$339,636
Surety bonds	59,291	—	59,291

Total other commitments — net	$433,327	$34,400	$398,927

The letters of credit were issued to secure our performance under various contractual undertakings related to our domestic and international projects, or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period. We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn under the current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the New Credit Facilities as additional term loans in the case of letters of credit issued under the Funded L/C Facility, or as revolving loans in the case of letters of credit issued under the Revolving Loan Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($50.3 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

See Note 6. Changes in Capitalization for specific criteria related to contingent interest, conversion or redemption features of the Debentures.

We have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain energy-from-waste facilities and a water facility. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenue is insufficient to do so, or to obtain financing for a project. With respect to our domestic businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by us, our potential maximum liability as of September 30, 2007 associated with the repayment of the municipalities’ project debt on such facilities was approximately $1 billion. This amount was not recorded as a liability in our consolidated balance sheet as of September 30, 2007 as we believe that it had not incurred such liability at the date of the financial statements. Additionally, damages payable under such guarantees on our owned energy-from-waste facilities could expose us to recourse liability on project debt. We also believe that we have not incurred such damages at the date of the financial statements. If we are asked to perform under one or more of such guarantees, our liability for damages upon contract termination would be

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

With respect to our international businesses, we have issued guarantees on behalf of our international operating subsidiaries with respect to contractual obligations to operate certain international power projects and one energy-from-waste project. The potential damages owed under such arrangements for international projects may be material.

Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under our guarantees, either on domestic or international projects.

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $18.3 million, pre-tax, in the first quarter of 2007, which represented a preliminary estimate of the net book value of the assets destroyed. Based upon additional analysis as the facility is fully restored, we may increase the impairment recorded. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We cannot predict the timing of when we would receive the proceeds under such policies. During the nine months ended September 30, 2007, we recorded insurance recoveries of $13.3 million related to repair and reconstruction, $2.7 million related to clean-up costs and $2.0 million related to business interruption losses. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to operating expenses where such recoveries relate to other costs or business interruption losses. We expect the cost of repair or replacement and business interruption losses we do not recover, representing deductibles under such policies, will not be material.

Note 16.	Subsequent Events

EnergyAnswers Corporation

On October 1, 2007, we acquired the operating businesses of EnergyAnswers Corporation for approximately $40 million in cash. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 tpd energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Approximately 75 percent of waste revenues are contracted for these facilities.

Westchester Transfer Stations

On October 1, 2007, we acquired two waste transfer stations in Westchester County, New York from Regus Industries, LLC for cash consideration of approximately $7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries. The following discussion addresses our financial condition as of September 30, 2007 and our results of operations for the three and nine months ended September 30, 2007, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in the interim unaudited financial statements and notes included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007, to which the reader is directed for additional information.

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

OVERVIEW

We are a leading developer, owner and operator of infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production businesses in the United States and abroad. We are organized as a holding company and conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the United States. We own, have equity investments in, and/or operate 56 energy generation facilities, 46 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, three landfills, and several waste transfer stations. We also operate one domestic water treatment facility.

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

In March 2007, we announced that we had developed and successfully tested two new and cost-effective technologies that represented major advances in controlling nitrogen oxide (NOx) emissions. Both technologies, for which patents are pending, have been tested at existing facilities and are now ready for full scale commercial application. We expect to pursue additional technical improvements to our services and processes that will add value to our business in the years ahead.

We are focused on:

•	providing customers with superior service by operating our existing businesses to historic high standards;
•	generating sufficient cash to meet our liquidity needs;
•	paying down project debt;
•	investing in and growing our business in order to create additional value for stockholders; and
•	seeking acquisition opportunities to expand our operations in the United States and abroad.

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. With this refinancing, we now have greater flexibility to pursue strategic opportunities by investing in the business, and making acquisitions. Additional information related to our recapitalization plan, are described in Liquidity and Capital Resources below and Note 6. Changes in Capitalization of the Notes to the Condensed Consolidated Financial Statements (“Notes”).

Business Development and Acquisitions

Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries.

Our domestic project development has recently concentrated on working with our client communities to expand existing energy-from-waste project capacities and, as a result, we have two expansion projects under construction. We are also pursuing additional growth opportunities including more project expansions, new energy-from-waste and other renewable energy projects, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and landfill businesses.

We are pursuing international waste and/or energy business opportunities, particularly in markets where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste in order to reduce dependence on landfilling, such as in selected countries in the European Union (in particular the United Kingdom, Ireland and Italy), China, or island nations where landfilling is a less desirable disposal option.

During 2007, our initiatives to grow our business have included the following:

•	On October 1, 2007, we acquired the operating businesses of EnergyAnswers Corporation for approximately $40 million in cash. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 ton per day (“tpd”) energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Both energy-from-waste projects have “tip fee” type contracts. Approximately 75 percent of waste revenues are contracted for these facilities. In addition, we acquired businesses that include a landfill operation in Springfield, Massachusetts, which is used for ash disposal; two transfer stations, one in Canaan, New York, permitted to transfer 600 tpd of waste, and the other located at the Springfield energy-from-waste facility, permitted to transfer 500 tpd.

•	On October 1, 2007, we acquired two waste transfer stations in Westchester County, New York from Regus Industries, LLC for a cash payment of approximately $7 million. These facilities will increase our total waste capacity by approximately 1,150 tpd and will enhance our portfolio of transfer stations in the Northeast United States.

•	On September 6, 2007, we announced that we have entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project, which marks our most significant entry to date into the European waste and renewable energy markets, is being developed and will be owned by Dublin Waste to Energy Limited, which is co-owned by us and DONG Energy Generation A/S. As part of the transaction, we purchased a controlling stake in Dublin Waste to Energy Limited. Under the Dublin project agreements, several customary conditions must be satisfied before construction can begin, including the issuance of all required licenses and permits. The permitting process is underway and construction is expected to start in late 2008.

Through our subsidiaries, we are responsible for the design and construction of the project, which is estimated to cost approximately 300 million euros and requires 36 months to complete. A separate subsidiary of ours will operate and maintain the project for Dublin Waste to Energy Limited, which has a 25-year “tip fee” type contract with Dublin to provide disposal service for approximately 320,000 metric tons of waste annually. The project is expected to sell electricity into the local grid under short-term arrangements. We have committed to provide financing for all phases of the project, along with DONG Energy Generation A/S and we expect that numerous project financing structures will be available once the initial development phase is complete.

•	On July 16, 2007, we acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid $51 million in cash, plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, all located in California’s Central Valley. These facilities add 75 megawatts (“MW”) to our portfolio of renewable energy plants. In addition, we expect to invest between $15 million and $20 million in capital improvements to increase the facilities’ productivity and improve environmental performance.

•	On May 29, 2007, we entered into a ten year agreement with the Harrisburg Authority to maintain and operate the Authority’s 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. Under the agreement, we have agreed to provide construction management services and to advance up to $28 million in funding for certain facility improvements required to enhance facility performance. The agreement will become effective when certain conditions precedent occur which is expected in early 2008. In the meantime, we have entered into an interim agreement to operate and maintain the facility as the Authority’s contractor.

•	On April 30, 2007, we acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for cash consideration of $7.4 million. This facility will increase our total waste capacity by approximately 700 tpd.

•	On April 25, 2007, we purchased a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd., a company located in Chongqing Municipality, Peoples Republic of China. The company, which was renamed Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects. Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest in Sanfeng. We paid approximately $10 million in connection with our investment in Sanfeng. We expect to utilize Sanfeng as a key component of our effort to grow our energy-from-waste business in China, and that we will make additional investments as and when Sanfeng is successful in developing additional projects.

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

International

We also engage in the independent power production and energy-from-waste businesses outside the United States. Through subsidiaries, we have ownership interests in, and/or operate facilities in the Philippines, China, Bangladesh, India, Costa Rica, and Italy. The Costa Rica facilities generate electricity from hydroelectric resources while the other independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. In addition, two facilities in China and one facility in Italy generate electricity by processing waste received. For these projects, our international subsidiary receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

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

We also have 10 domestic energy-from-waste projects where we receive a per-ton fee under contracts for processing waste. We refer to these projects as having a “Tip Fee” structure. At Tip Fee projects, we generally enter into long-term waste disposal contracts for a substantial portion of project disposal capacity and retain all of the energy revenue generated. These service agreements include stated fixed fees earned by us for processing waste up to certain base contractual amounts during specified periods. These service agreements also set forth the per-ton fees that are payable if we accept waste in excess of the base contractual amounts. The waste disposal and energy revenue from these projects is more dependent upon operating performance and, as such, is subject to greater revenue fluctuation to the extent performance levels fluctuate.

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

There can be no assurance that we will be able to enter into such renewals, replacement or additional contracts, or that the terms available in the market at the time will be favorable or provide us with levels of profitability similar to those prevailing prior to contract expiration.

RESULTS OF OPERATIONS

The following general discussions should be read in conjunction with the condensed consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report.

Consolidated Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2007 vs. Results for the Three and Nine Months Ended September 30, 2006

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$352,350	$311,115	$1,037,699	$950,607
Total operating expenses	280,723	239,472	880,580	766,758

Operating income	71,627	71,643	157,119	183,849

OTHER INCOME (EXPENSE):
Investment income	1,963	2,483	8,966	7,801
Interest expense	(16,018)	(26,968)	(51,996)	(82,812)
Loss on extinguishment of debt	(65)	—	(32,071)	(6,795)

Total other expense	(14,120)	(24,485)	(75,101)	(81,806)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	57,507	47,158	82,018	102,043
Income tax expense	(23,768)	(18,870)	(34,414)	(29,795)
Minority interests	(2,055)	(1,982)	(5,544)	(4,861)
Equity in net income from unconsolidated investments	6,731	4,945	16,153	26,460

NET INCOME	$38,415	$31,251	$58,213	$93,847

EARNINGS PER SHARE:
Basic	$0.25	$0.21	$0.38	$0.65

Diluted	$0.25	$0.21	$0.38	$0.64

Operating Income

Operating revenues increased by $41.2 million and $87.1 million for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, respectively, primarily due to increased waste and service revenues at our energy-from-waste facilities, revenues from new business and increased construction revenues at our Hillsborough County facility in the Domestic segment. Operating revenues also increased primarily due to increased demand from the electricity offtaker and resulting higher electricity generation at our Indian facilities in the International segment.

Operating expenses increased by $41.3 million and $113.8 million for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, respectively, primarily due to increased plant operating expenses due to normal cost escalations such as wages and materials, and the scope and timing of plant maintenance, operating costs of new business and increased construction expenses at our Hillsborough County facility in our Domestic segment as discussed below. Operating expenses also increased as a result of a write-down of assets related to a fire at our SEMASS energy-from-waste facility on March 31, 2007. In the International segment, operating expenses increased as a result of increased plant operating expenses primarily due to increased demand from the electricity offtaker and resulting higher generation at our Indian facilities.

Additional detail related to operating revenues and operating expenses is provided in the reported Domestic and International segment discussions below.

Other Components of Net Income

Total investment income decreased by $0.5 million for the three months ended September 30, 2007, as compared to the same period in 2006, primarily due to lower invested cash balances. Total investment income increased by $1.2 million for the nine months ended September 30, 2007, as compared to the same period in 2006, primarily due to higher invested cash balances and higher interest rates on invested funds.

Interest expense decreased by $11.0 million and $30.8 million for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, respectively, primarily due to lower loan balances and lower interest rates resulting from the 2007 recapitalization plan and the May 2006 refinancing. As a result of the recapitalization plan in the first quarter of 2007, we recognized a loss on extinguishment of debt charge of approximately $32.1 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements in February 2007. In May 2006, as a result of amendments to our financing arrangements that existed at that time, we recognized a loss on extinguishment of debt of $6.8 million for the nine months ended September 30, 2006. See Note 6. Changes in Capitalization of the Notes for additional information.

Equity in net income from unconsolidated investments increased by $1.8 million for the three months ended September 30, 2007, as compared to the same period in 2006, primarily due to increased earnings at Quezon. Equity in net income from unconsolidated investments decreased by $10.3 million for the nine months ended September 30, 2007, as compared to the same period in 2006. Quezon recorded a $7.0 million cumulative deferred income tax benefit during the three months ended June 30, 2006 related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years. The realization of this deferred tax benefit is subject to fluctuations in the value of the Philippine peso versus the US dollar. During the nine months ended September 30, 2007 and 2006, we reduced the cumulative deferred income tax benefit by approximately $2.3 million and $1.4 million, respectively, as a result of the strengthening of the Philippine peso versus the US dollar. Equity in net income from unconsolidated investments for the nine months ended September 30, 2007 also included approximately $3.4 million of increased tax expense for Quezon related to the conclusion of a six-year income tax holiday in May 2006. See Note 7. Equity Method Investments of the Notes for additional information.

Income tax expense increased by $4.9 million and $4.6 million for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, respectively, primarily due to a one-time tax benefit of $10 million recorded during the three months ended June 30, 2006, associated with the adoption of the permanent reinvestment exception under Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”) as discussed in Note 9. Income Taxes of the Notes.

Domestic Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2007 vs. Results for the Three and Nine Months Ended September 30, 2006

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Unaudited, in thousands)

Waste and service revenues	$211,142	$202,154	$626,021	$604,734
Electricity and steam sales	87,230	76,713	237,974	221,149
Other operating revenues	14,019	805	36,755	2,381

Total operating revenues	312,391	279,672	900,750	828,264

Plant operating expenses	160,174	143,317	488,202	443,852
Depreciation and amortization expense	48,140	45,793	140,300	136,709
Net interest expense on project debt	10,893	13,125	36,270	40,655
General and administrative expenses	15,827	15,714	52,805	46,494
Write-down of assets, net of insurance recoveries	—	—	4,925	—
Other operating expense (income)	11,175	(5,411)	33,751	(5,060)

Total operating expenses	246,209	212,538	756,253	662,650

Operating income	$66,182	$67,134	$144,497	$165,614

In our discussion of operating revenues and expenses below, new business includes Central Valley, the Harrisburg facility and the Holliston transfer station.

Operating Revenues

Variances in revenues for the domestic segment for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 are as follows (in millions):

	Domestic Segment Operating Revenue Variances
	Three Months			Nine Months
	Existing	New		Existing	New
	Business	Business	Total	Business	Business	Total

Waste and service revenues
Service fee	$1.7	$4.3	$6.0	$3.0	$11.3	$14.3
Tip fee	(0.2)	1.5	1.3	(0.5)	2.8	2.3
Other	1.7	—	1.7	4.7	—	4.7

Total waste and service revenues	3.2	5.8	9.0	7.2	14.1	21.3
Electricity and steam sales	3.5	7.0	10.5	9.8	7.0	16.8
Other operating revenues	13.2	—	13.2	34.4	—	34.4

Total operating revenues	$19.9	$12.8	$32.7	$51.4	$21.1	$72.5

•	Revenues from Service Fee arrangements for existing business increased during the three month and nine month comparative periods primarily due to contractual escalations, partially offset by lower revenues earned explicitly to service debt of $1.3 million and $3.6 million for the three and nine month comparative periods, respectively.
•	Revenues from Tip Fee arrangements for existing business changed during the three month and nine month comparative periods primarily driven by pricing, offset during the nine month comparative period by a decrease in revenues of $3.8 million at our SEMASS facility following its fire on March 31, 2007.
•	Other waste and service fee revenues increased primarily due to higher pricing for scrap metal.
•	Electricity and steam sales for existing business increased during the three month and nine month comparative periods primarily due to higher energy rates. Energy rate settlements of $1.1 million relating to prior years also contributed to the year to date increase in electricity and steam sales. These year to date increases were partially offset by a decrease in revenues of $1.9 million due to lower volume resulting from the partial suspension of operations at our SEMASS facility following its fire on March 31, 2007.

•	Other operating revenues increased primarily related to construction revenues for the Hillsborough County facility.

Operating Expenses

Variances in plant operating expenses for the domestic segment for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 are as follows (in millions):

Domestic Segment Plant Operating Expense Variances
	Three Months			Nine Months
	Existing	New		Existing	New
	Business	Business	Total	Business	Business	Total

Total plant operating expenses	$5.5	$11.4	$16.9	$25.4	$19.0	$44.4

Existing business plant operating expenses increased by $5.5 million and $25.4 million for the three and nine month comparative periods, primarily due to normal cost escalations such as wages and materials, and the scope and timing of plant maintenance. In addition, during the three months ended September 30, 2007, we recorded $2.0 million of business interruption insurance recoveries related to the fire at the SEMASS energy-from-waste facility. For the nine month period, costs related to the fire at the SEMASS energy-from-waste facility were $2.6 million, which is net of $2.0 million and $2.7 million of insurance recoveries for business interruption and for clean-up costs, respectively.

Depreciation and amortization expense increased by $2.3 million and $3.6 million for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, respectively, primarily due to additions of property, plant and equipment.

Net interest expense on project debt decreased by $2.2 million and $4.4 million for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, respectively, primarily due to lower project debt balances. Principal payments on project debt were approximately $60.8 million during the nine months ended September 30, 2007.

General and administrative expenses increased by $6.3 million for the nine months ended September 30, 2007, as compared to the same period in 2006, due to stock-based compensation expense of $3.4 million with the remainder primarily comprised of increased business development spending.

On March 31, 2007, our SEMASS energy-from-waste facility experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $18.3 million, pre-tax, in the first quarter of 2007, which represented a preliminary estimate of the net book value of the assets destroyed. Based upon additional analysis as the facility is fully restored, we may increase the impairment recorded. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We cannot predict the timing of when we would receive the proceeds under such policies. During the nine months ended September 30, 2007, we recorded insurance recoveries of $13.3 million related to repair and reconstruction, $2.7 million related to clean-up costs and $2.0 million related to business interruption losses. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to operating expenses where such recoveries relate to other costs or business interruption losses.

Other operating expense increased by $16.6 million and $38.8 million for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, respectively, primarily due to costs related to construction at the Hillsborough County facility. See Note 10. Supplementary Information of the Notes for additional information.

International Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2007 vs. Results for the Three and Nine Months Ended September 30, 2006

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited, in thousands)

Waste and service revenues	$946	$949	$3,018	$3,239
Electricity and steam sales	36,454	27,306	126,191	108,461

Total operating revenues	37,400	28,255	129,209	111,700

Plant operating expenses	27,700	18,894	101,240	80,604
Depreciation and amortization expense	2,359	1,933	6,641	6,217
Net interest expense on project debt	1,608	1,597	4,722	5,358
General and administrative expenses	1,863	1,269	5,453	3,253
Other operating income	(1,970)	(48)	(3,010)	(1,785)

Total operating expenses	31,560	23,645	115,046	93,647

Operating income	$5,840	$4,610	$14,163	$18,053

Variances in revenues and plant operating expenses for the international segment for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 are as follows (in millions):

	International Segment
	Operating Revenue
	Variances		Plant Operating Expense Variances
	Three Months	Nine Months	Three Months	Nine Months

Indian facilities energy sales	$10.4	$24.8	$9.6	$26.0
Yanjiang steam sales	—	(2.9)	—	(2.1)
Sale of Huantai facility	—	(2.9)	—	(2.6)
Sale of Linan facility	(1.2)	(1.3)	(1.0)	(1.0)
Other	(0.1)	(0.2)	0.2	0.3

Total	$9.1	$17.5	$8.8	$20.6

The increases in revenues and plant operating expenses under energy contracts at both Indian facilities resulted primarily from increased demand from the electricity offtaker and resulting higher electricity generation. The decreases in revenues and plant operating expenses from the Yanjiang facility in China resulted from lower steam sales. Additional decreases in revenues and plant operating expenses resulted from the sale of the Huantai facility in China during the second quarter of 2006 and the sale of the Linan facility in China during the third quarter of 2007.

Net interest expense on project debt decreased by $0.6 million for the nine months ended September 30, 2007, as compared to the same period in 2006, primarily due to the scheduled quarterly pay down of project debt at both Indian facilities. Principal payments on project debt were approximately $12.6 million during the nine months ended September 30, 2007.

General and administrative expenses increased by $0.6 million and $2.2 million for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, respectively, primarily due to normal wage and benefit escalations and additional business development spending.

Other operating income increased by $1.9 million for the three months ended September 30, 2007, as compared to the same period in 2006, primarily due to a $1.7 million gain related to the sale of the Linan facility in China during the third quarter of 2007. Other operating income increased by $1.2 million for the nine months ended September 30, 2007, as compared to the same period in 2006, primarily due to the $1.7 million gain related to the sale of the Linan facility in China during the third quarter of 2007 combined with a $0.9 million re-measurement gain on the foreign currency denominated debt at one of the Indian facilities, compared to a $1.2 million gain related to the sale of the Huantai facility in China during the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Generating sufficient cash to meet our liquidity needs, paying down project debt, pursuing strategic opportunities and investing in our business remain important objectives of management. We derive our cash flows principally from our operations at our domestic and international projects, where our historical levels of production allow us to satisfy project debt covenants and payments, and distribute cash. We typically receive cash distributions from our domestic projects on either a monthly or quarterly basis, whereas a material portion of cash from our international projects is received semi-annually, during the second and fourth quarters.

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Under the new credit facilities, we will have substantially greater, but not unrestricted, ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally. Additional information, including material terms related to our recapitalization plan, is contained below under 2007 Recapitalization Plan and in Note 6. Changes in Capitalization of the Notes.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, make debt service payments due prior to maturity and grow our business through acquisitions and business development. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects.

The frequency and predictability of our receipt of cash from projects differs, depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production. Our receipt of cash from our international projects is also subject to satisfaction of financial tests and other covenants contained in applicable project debt arrangements. A material portion of cash from our international projects are received semi-annually, during the second and fourth quarters.

Additionally, as of September 30, 2007, we had available credit for liquidity of $273.8 million under the Revolving Loan Facility (as defined below) and unrestricted cash of $139.7 million.

As of September 30, 2007, we were in compliance with the covenants under the New Credit Facilities (as defined below). Our projected contractual obligations are consistent with amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Loan Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due prior to maturity.

2007 Recapitalization Plan

On January 19, 2007, we announced a comprehensive recapitalization plan utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of our debt facilities with the new credit facilities, comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility and a $650 million term loan (collectively referred to as the “New Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, from which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”), from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer and redemptions, of approximately $611.9 million in aggregate principal amount of outstanding notes previously issued by our intermediate subsidiaries.

We completed our public offerings of common stock and Debentures, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, respectively, and we closed on the New Credit Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. On April 16, 2007 and September 6, 2007, all remaining outstanding ARC Notes and the remaining outstanding MSW I Notes and MSW II Notes were redeemed, respectively. Additional information, including material terms related to our recapitalization plan, are described in Note 6. Changes in Capitalization of the Notes.

As a result of the recapitalization plan, we recognized a loss on extinguishment of debt of approximately $32.1 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements.

Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2007 and 2006:

	For the Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$259,897	$234,979
Net cash used in investing activities	(111,073)	(25,307)
Net cash used in financing activities	(242,963)	(110,775)
Effect of exchange rate changes on cash and cash equivalents	375	109

Net (decrease) increase in cash and cash equivalents	$(93,764)	$99,006

Net cash provided by operating activities for the nine months ended September 30, 2007 was $259.9 million, an increase of $24.9 million from the prior year. The increase was primarily due to lower interest costs as a result of the 2007 recapitalization plan.

Net cash used in investing activities for the nine months ended September 30, 2007 was $111.1 million, an increase of $85.8 million from the prior year period. The increase was due to higher purchases of property, plant and equipment of $24.5 million, primarily due to the fire at our SEMASS energy-from-waste facility, the acquisition of businesses of $63.3 million, and an equity investment in Sanfeng for $10.3 million, partially offset by property insurance proceeds of $7.3 million related to the fire at our SEMASS energy-from-waste facility.

Net cash used in financing activities for the nine months ended September 30, 2007 was $243.0 million, an increase of $132.2 million from the prior year period. This increase was primarily due to the 2007 recapitalization plan. The net proceeds from refinancing the previously existing credit facilities with the New Credit Facilities was $5.6 million, net of transaction fees. Proceeds of approximately $364.4 million and $136.6 million, each net of underwriting discounts and commissions, were received during the nine months ended September 30, 2007 related to underwritten public offerings of Debentures and common stock, respectively. The combination of the proceeds from the public offerings of Debentures and common stock and approximately $130.0 million in cash and restricted cash (available for use as a result of the recapitalization plan) were utilized for the repayment, by means of a tender offer, of approximately $604.4 million in principal amount of outstanding notes previously issued by certain intermediate subsidiaries and the remaining $7.5 million redeemed during the second and third quarters of 2007.

Net cash used in financing activities was $110.8 million for the nine months ended September 30, 2006 and was primarily driven by amendments in May 2006 to our then-existing financing arrangements and the repayment of debt partially offset by a decrease in restricted funds held in trust. On February 24, 2006, we completed a rights offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds.

Project Debt

Domestic Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments and Contingencies. Certain subsidiaries had recourse liability for project debt which is recourse to Covanta ARC LLC, but is non-recourse to us, which as of September 30, 2007 aggregated to $251.2 million.

International Project Debt

Financing for projects in which we have an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to us. Project debt relating to two international projects in India is included as “Project debt (short- and long-term)” in our consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants are complied with.

Other Commitments and Contingencies

Other commitments as of September 30, 2007 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$374,036	$34,400	$339,636
Surety bonds	59,291	—	59,291

Total other commitments — net	$433,327	$34,400	$398,927

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

We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn under the current debt facilities, the amount drawn would be immediately repayable to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the New Credit Facilities as additional term loans in the case of letters of credit issued under the Funded L/C Facility, or as revolving loans in the case of letters of credit issued under the Revolving Loan Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($50.3 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

See Note 6. Changes in Capitalization of the Notes for specific criteria related to contingent interest, conversion or redemption features of the Debentures.

We and certain of our subsidiaries have issued or are party to performance guarantees and related contractual support obligations undertaken mainly pursuant to agreements to construct and operate certain energy-from-waste facilities and a water facility. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain financing for a project. With respect to our domestic and international businesses, certain of our subsidiaries have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Such contractual damages or other obligations could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. For facilities owned by municipal clients and operated by us, our potential maximum liability as of September 30, 2007 associated with the repayment of the municipalities’ project debt on such facilities was approximately $1 billion. This amount was not recorded as a liability in our condensed consolidated balance sheet as of September 30, 2007 as we believe that we, or our subsidiaries, have not incurred such liability as of the date of the financial statements. Additionally, damages payable under such guarantees on our owned energy-from-waste facilities could expose us to recourse liability on project debt. We also believe that we, or our subsidiaries, have not incurred such damages as of the date of the financial statements. If we are asked to perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt, which is presently not estimable.

Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees, either on domestic or international projects.

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Except as described below, management believes there have been no material changes during the nine months ended September 30, 2007 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation

We recognized compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. The estimate of the expected forfeitures was initially determined based on historical turnover experience from our pension plan. This initial estimate was subsequently adjusted during the year ended December 31, 2006, and again in the second quarter of 2007 to reflect a revised forfeiture rate. Prior to the second quarter of 2007, we recognized compensation expense based on an overall forfeiture rate of 8%. In order to better reflect compensation expense by type of award, i.e. options versus restricted stock, we reevaluated the forfeiture rate during the second quarter of 2007. The new forfeiture rates range from 8% to 15% depending on the type of award and the vesting period. The cumulative effect of the change in the forfeiture rate to compensation expense was immaterial.

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

Except as described below, management believes there have been no material changes during the nine months ended September 30, 2007 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2006.

Interest Rate Swaps

We were required, under financing arrangements in effect from June 24, 2005 to February 9, 2007, to enter into hedging arrangements with respect to a portion of our exposure to interest rate changes with respect to our borrowing under the Credit Facilities. The impact of the swaps was to decrease interest expense for the three months and nine months ended September 30, 2006 by $0.9 million and $1.6 million, respectively. In connection with the refinancing of our debt facilities, the interest rate swap agreements described above were settled on February 9, 2007. We recognized a gain associated with the settlement of our interest rate swap agreements of $3.4 million, pre-tax. The New Credit Facilities do not require us to enter into interest rate swap agreements. For additional information, see Note 6. Changes in Capitalization and Note 13. Financial Instruments of the Notes and Liquidity and Capital Resources — 2007 Recapitalization Plan.

Contingent Interest

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and as such, the fair market value for the embedded derivative was zero as of September 30, 2007. For additional information related to the New Credit Facilities, see Note 6. Changes in Capitalization of the Notes and Liquidity and Capital Resources — 2007 Recapitalization Plan.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2007. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the

Securities and Exchange Commission’s (“SEC”) rules and forms. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are effective to provide such reasonable assurance.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2006, we began implementation of a new operating system for the recording of information relating to our business. We completed this implementation during the second quarter of 2007. We initiated this effort as part of a routine system upgrade and as part of our integration efforts related to the acquisition of Covanta ARC Holdings, Inc. and its subsidiaries in June 2005. We believe the new operating system will maintain and enhance our system of internal controls over financial reporting and our ability to record, process, summarize and report information required to be disclosed within the time periods specified in the SEC’s rules and forms.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes during the nine months ended September 30, 2007 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date: October 24, 2007