Form 10-K
period 2007-12-31
COVANTA HOLDING CORP
filed 2008-02-26
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,962,710,442. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	February 14, 2008

Common Stock, $0.10 par value per share	153,921,882 shares

Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference

Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1A. Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2007 and in other filings by Covanta with the SEC.

Although Covanta believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. Covanta’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and Covanta does not have, or undertake, any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

AVAILABILITY OF INFORMATION

You may read and copy any materials Covanta files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained at the SEC’s website, www.sec.gov or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Covanta’s SEC filings are also available to the public, free of charge, on its corporate website, www.covantaholding.com as soon as reasonably practicable after Covanta electronically files such material with, or furnishes it to, the SEC. Covanta’s common stock is traded on the New York Stock Exchange. Material filed by Covanta can be inspected at the offices of the New York Stock Exchange at 20 Broad Street, New York, N.Y. 10005.

PART I

Item 1.	BUSINESS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries and the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.

About Covanta Holding Corporation

We are a leading developer, owner and operator of infrastructure for the conversion of waste to energy (known as “energy-from-waste”), as well as other waste disposal and renewable energy production businesses in the United States, Europe and Asia. We are organized as a holding company which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the United States.

We own, have equity investments in, and/or operate 57 energy generation facilities, 47 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, three landfills, and several waste transfer stations.

Revenues were $1,433 million, $1,269 million and $979 million and operating income was $237 million, $227 million and $146 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in revenues and operating income over the past three years is primarily attributable to the successful execution of our operating and growth strategies described below and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Business Development.

Our Business Strategy

Our mission is to be the world’s leading energy-from-waste company, with a complementary network of other renewable energy generation and waste disposal assets. We expect to build value for our stockholders by satisfying our clients’ waste disposal and energy generation needs with safe, reliable and environmentally superior solutions. In order to accomplish this mission and create additional value for our stockholders, we are focused on:

•	providing customers with superior service and effectively managing our existing businesses;
•	generating sufficient cash to meet our liquidity needs and invest in the business; and
•	developing new projects and making acquisitions to grow our business in the United States, Europe and Asia.

Our business is capital intensive because it is based on building and operating municipal solid waste processing and energy generating facilities. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. During the first quarter of 2007, we completed a comprehensive recapitalization utilizing a series of equity and debt financings. With this refinancing, we now have greater flexibility to pursue strategic opportunities by investing in our business and making acquisitions. Additional information related to our recapitalization is described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 2007 Recapitalization and Note 6. Long-Term Debt of the Notes to the Consolidated Financial Statements (“Notes”).

Our senior management team has extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We intend to continue to focus our efforts on pursuing development and acquisition-based growth. We anticipate that a part of our future growth will come from acquiring or investing in additional energy-from-waste, waste disposal and renewable energy production businesses in the United States, Europe and Asia.

Our domestic project development efforts include working with our client communities to expand existing energy-from-waste project capacities, new energy-from-waste and other renewable energy projects, contract extensions, and businesses ancillary to our existing businesses, such as additional waste transfer, transportation, processing and landfill businesses.

We are pursuing international waste and/or energy business opportunities, particularly in markets where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste in order to reduce dependence on landfilling. In particular, we are focusing on the United Kingdom, Ireland and China, as well as Italy, Canada and certain other countries.

During 2007, we expanded our network of waste and energy services businesses through acquisitions, equity investments and additional operating and development contracts. In our domestic business, we added three energy-from-waste facilities, one ash landfill, five transfer stations and two biomass projects. In addition, we completed the expansion of the energy-from-waste facility located in and owned by Lee County, Florida, and continued to make progress on the expansion of the Hillsborough County, Florida energy-from-waste facility. In our international business, we announced that we have entered into definitive agreements for the development of a 1,700 metric ton per day (“tpd”) energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. We also purchased an equity interest in one company and agreed to acquire an equity interest in another company both of which are located in China and will be used to develop energy-from-waste projects in China, and one of which has equity interests in two existing energy-from-waste facilities. Additional information related to our acquisitions and business development during 2007 is described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Business Development.

We believe that our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: waste disposal and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: utilizing energy-from-waste reduces greenhouse gas (“GHG”) emissions, lowers the risk of groundwater contamination, and conserves land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor to GHG emissions. As public planners in the United States, Europe and Asia address their needs for more environmentally sensitive waste disposal and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative.

Business Segments

Prior to January 1, 2007, we had two reportable business segments — Waste and Energy Services and Other Services. Given our increased focus on developing our international business, during the first quarter of 2007, we segregated what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment and was comprised of the holding company and insurance subsidiaries’ operations, did not meet the quantitative thresholds which required separate disclosure as a reportable segment. Therefore, our reportable segments are now Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

The financial results of the holding company primarily consist of interest expense and income. General and administrative expenses related to officer salaries, legal and other professional fees and insurance are reimbursed by the operating subsidiaries.

Our predominant business is the waste and energy services business, however our historical consolidated operations were conducted in the insurance industry prior to the acquisition of Covanta Energy in March 2004. Our insurance business continues to represent an important element of our structure in that our net operating loss carryforwards (“NOLs”) were primarily generated through the operations of these former subsidiaries. See Note 9. Income Taxes of the Notes for more information about our NOLs.

Additional information about our business segments is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Business Segments and in Note 5. Financial Information by Business Segments of the Notes.

DOMESTIC BUSINESS

Energy-From-Waste Projects

Energy-from-waste projects have two essential purposes: to provide waste disposal services, typically to municipal clients who sponsor the projects, and to use that waste as a fuel source to generate renewable energy. The electricity or steam generated is generally sold to local utilities or industrial customers, and most of the resulting revenues reduce the overall cost of waste disposal services to the municipal clients. These projects are capable of providing waste disposal services and generating electricity or steam, if properly operated and maintained, for several decades. Generally, we provide these waste disposal services and sell the electricity and steam generated under long-term contracts, which expire on various dates between 2008 and 2034. Many of our service contracts may be renewed for varying periods of time, at the option of the municipal client.

We receive revenue in the form of fees pursuant to the service or waste contracts, and in some cases, energy purchase agreements, at facilities we own or operate. We market waste disposal services to third parties predominantly to efficiently utilize that portion of the waste disposal capacity of our energy-from-waste projects which is not dedicated to municipal clients.

We currently operate energy-from-waste projects in 15 states. Most of our energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different reflecting the specific needs and concerns of a client community, applicable regulatory requirements and other factors. The following describes features generally common to these agreements, as well as important distinctions among them:

•	We design the facility, help to arrange for financing and then we either construct and equip the facility on a fixed price and schedule basis, or we undertake an alternative role, such as construction management, if that better meets the goals of our municipal client.
•	For the domestic energy-from-waste projects we own, financing is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the client community. For these facilities, the bond issuer loans the bond proceeds to us to pay for facility construction and to fund a debt service reserve for the project, which is generally sufficient to pay principal and interest for one year. Project-related debt is included as “project debt” and the debt service reserves are included as “restricted funds held in trust” in our consolidated financial statements. Generally, project debt is secured by the revenues pledged under the respective indentures and is collateralized by the facility and the contracts and other assets of our project subsidiary.
•	Following construction and during operations, we receive revenue from two primary sources: fees we receive for operating projects or for processing waste received, and payments we receive for electricity and/or steam we sell. We have 24 energy-from-waste projects at which we receive a fixed fee (which escalates over time pursuant to contractual indices) which we refer to as having a “Service Fee” structure. We also have 10 energy-from-waste projects at which we receive a per-ton fee under contracts for processing waste, which we refer to as having a “Tip Fee” structure. At our Tip Fee projects, we contract on both a long-term and short-term basis to utilize project disposal capacity, and as such we have a greater exposure to waste market price fluctuation, as well as a greater exposure to project operating disruptions that may cause us to reduce waste acceptance.
•	At projects we own where a Service Fee structure exists, a portion of the revenue we receive represents payments by the client community of debt service on project debt, which we pass along to a bond trustee for payment to bondholders of principal and interest when due. These payments will continue until cash in project debt service reserves is sufficient to pay all remaining debt service payments. Generally, this occurs in the final year of the service contracts, and during that year we will receive little or no payments representing project debt principal, and as a result we record little or no cash provided by operating activities during that period with respect to the debt for such projects.
•	We generally sell the energy output from our projects to local utilities pursuant to long-term contracts. Where a Service Fee structure exists, our client community usually retains most (generally 90%) of the energy revenues generated and pays the balance to us. Where Tip Fee structures exist, we retain 100% of the energy revenues. At three of our projects, we sell energy output under short-term contracts or on a spot-basis into the regional electricity grid. At our Tip Fee projects, we generally have a greater exposure to energy market price fluctuation, as well as a greater exposure to variability in project operating performance.

•	We agree to operate the facility and meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. Failure to meet these requirements or satisfy the other material terms of our agreement (unless the failure is caused by our client community or by events beyond our control), may result in damages charged to us or, if the breach is substantial, continuing and unremedied, termination of the applicable agreement. These damages could include amounts sufficient to repay project debt (as reduced by amounts held in trust and/or proceeds from sales of facilities securing project debt) and as such, these contingent obligations cannot readily be quantified. We have issued performance guarantees to our client communities and, in some cases other parties, which guarantee that our project subsidiaries will perform in accordance with contractual terms including, where required, the payment of such damages. In circumstances where one or more contracts have been terminated for our default, these contractual damages may be material to our cash flow and financial condition. To date, we have not incurred material liabilities under such performance guarantees.
•	The client community generally must deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a fee for its disposal. A put-or-pay commitment means that the client community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal, regardless of whether the full amount of waste is actually delivered. Where a Service Fee structure exists, portions of the service fee escalate to reflect indices for inflation, and in many cases, the client community must also pay for other costs, such as insurance, taxes, and transportation and disposal of the ash residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the client community. In addition, the contracts generally require the client community to pay increased expenses and capital costs resulting from unforeseen circumstances, subject to specified limits. At three publicly-owned facilities we operate, our client community may terminate the operating contract under limited circumstances but without cause.

Our service and waste disposal agreements, as well as our energy contracts, expire at various times. The extent to which any such expiration will affect us will depend upon a variety of factors, including whether we own the project, market conditions then prevailing, and whether the municipal client exercises options it may have to extend the contract term. As our contracts expire, we will become subject to greater market risk in maintaining and enhancing our revenues. As service agreements at municipally-owned facilities expire, we intend to seek to enter into renewal or replacement contracts to operate such facilities. We will also seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. As our service and waste disposal agreements at facilities we own or lease begin to expire, we intend to seek replacement or additional contracts, and because project debt on these facilities will be paid off at such time, we expect to be able to offer rates that will attract sufficient quantities of waste while providing acceptable revenues to us. At facilities we own, the expiration of existing energy contracts will require us to sell our output either into the local electricity grid at prevailing rates or pursuant to new contracts. See discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Contract Duration for additional information concerning the expiration of existing contracts.

To date, we have been successful in extending our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Business Development for additional information concerning development projects. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. However, we do not believe that either our success or lack of success in entering into additional negotiated extensions to operate such facilities will have a material impact on our cash flow and profitability. See Item 1A. Risk Factors — We may face increased risk of market influences on our revenues after our contracts expire.

In conjunction with our domestic energy-from-waste business, we also operate ten transfer stations and three landfills in the northeast United States, which we utilize to supplement and manage more efficiently the fuel and ash disposal requirements at our energy-from-waste operations. We provide waste procurement services to our waste disposal and transfer facilities which have available capacity to receive waste. With these services we seek to maximize our revenue and ensure that our energy-from-waste facilities are being utilized most efficiently, taking into account maintenance schedules and operating restrictions that may exist from time to time at each facility. We also provide management and marketing of ferrous and non-ferrous metals recovered from energy-from-waste operations, as well as services related to non-hazardous special waste destruction and residue management for our energy-from-waste projects.

Other Renewable Energy Projects

We also engage domestically in developing, owning and/or operating renewable energy production facilities utilizing a variety of energy sources including waste wood (biomass), water (hydroelectric), and landfill gas. We sell the electrical output from each facility, with one exception, to local utilities. We derive our revenues from these facilities primarily from the sale of energy and capacity under energy contracts.

Biomass — We own five wood-fired generation facilities and have a 55% interest in a partnership which owns a sixth wood-fired generation facility, all of which are located in California. We procure fuel for the facilities from local sources, primarily through short-term supply agreements. The price of the fuel varies depending on the time of the year, supply and price of energy. These projects sell energy and capacity to utilities under energy contracts that expire between 2014 and 2017.

Hydroelectric — We own a 50% equity interest in two run-of-river hydroelectric facilities which have a combined gross generating capacity of 17 megawatts (“MW”). Both facilities are located in the State of Washington and both sell energy and capacity to Puget Sound Energy under long-term energy contracts. We provide operation and maintenance services at one of the facilities under a cost plus fixed-fee agreement.

Landfill Gas — We own and operate four landfill gas projects located in California and one in Massachusetts which produce electricity by burning methane gas produced in landfills. These projects sell energy to various utilities. Upon the expiration of the energy contracts, we expect that these projects will enter into new power off-take arrangements or will be shut down.

Summary information with respect to our domestic projects that are currently operating is provided in the following table:

			Design Capacity			Contract Expiration Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

A.	ENERGY-FROM-WASTE PROJECTS
	TIP FEE STRUCTURES
1.	Alexandria/Arlington	Virginia	975	22.0	Owner/Operator	2013	2023
2.	Delaware Valley	Pennsylvania	2,688	87.0	Lessee/Operator	2017	2016
3.	Haverhill	Massachusetts	1,650	44.6	Owner/Operator	N/A	2019
4.	Hempstead(1)	New York	2,671	75.0	Owner/Operator	2034	2009
5.	Niagara(2)	New York	2,250	50.0	Owner/Operator	N/A	2014
6.	Pittsfield	Massachusetts	240	8.6	Owner/Operator	2015	2015
7.	Southeast Massachusetts(3)	Massachusetts	2,700	78.0	Owner/Operator	N/A	2015
8.	Springfield	Massachusetts	400	9.4	Owner/Operator	2014	2010
9.	Union County	New Jersey	1,440	42.1	Lessee/Operator	2023	N/A
10.	Warren County	New Jersey	450	13.5	Owner/Operator	N/A	2013
	SERVICE FEE STRUCTURES
11.	Babylon	New York	750	16.8	Owner/Operator	2019	2019
12.	Bristol	Connecticut	650	16.3	Owner/Operator	2014	2014
13.	Detroit(2)(3)(4)	Michigan	2,832	68.0	Lessee/Operator	2009	2008
14.	Essex County	New Jersey	2,700	64.0	Owner/Operator	2020	2020
15.	Fairfax County	Virginia	3,000	93.0	Owner/Operator	2011	2015
16.	Harrisburg(5)	Pennsylvania	800	20.8	Operator	2018	2009
17.	Hartford(3)(6)	Connecticut	2,000	68.5	Operator	2012	2012
18.	Hennepin County	Minnesota	1,212	38.7	Operator	2018	2018
19.	Hillsborough County(7)	Florida	1,800	46.5	Operator	2027	2010
20.	Honolulu(3)(4)	Hawaii	2,160	57.0	Lessee/Operator	2010	2015
21.	Huntington(8)	New York	750	24.3	Owner/Operator	2012	2012

			Design Capacity			Contract Expiration Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

22.	Huntsville(2)	Alabama	690	—	Operator	2016	2014
23.	Indianapolis(2)(9)	Indiana	2,362	6.5	Owner/Operator	2008	2028
24.	Kent County(2)	Michigan	625	16.8	Operator	2010	2022
25.	Lake County	Florida	528	14.5	Owner/Operator	2014	2014
26.	Lancaster County	Pennsylvania	1,200	33.1	Operator	2016	2016
27.	Lee County	Florida	1,836	57.3	Operator	2024	2015
28.	Marion County	Oregon	550	13.1	Owner/Operator	2014	2014
29.	Montgomery County	Maryland	1,800	63.4	Operator	2016	2010
30.	Onondaga County	New York	990	36.8	Owner/Operator	2015	2025
31.	Pasco County	Florida	1,050	29.7	Operator	2011	2024
32.	Southeast Connecticut	Connecticut	689	17.0	Owner/Operator	2015	2017
33.	Stanislaus County	California	800	22.4	Owner/Operator	2010	2010
34.	Wallingford	Connecticut	420	11.0	Owner/Operator	2010	2010

		SUBTOTAL	47,658	1,265.7
B.	ANCILLARY WASTE PROJECTS
	LANDFILLS
35.	Haverhill	Massachusetts	555	N/A	Lessee/Operator	N/A	N/A
36.	CMW — Semass	Massachusetts	1,700	N/A	Operator	2016	N/A
37.	Springfield	Massachusetts	175	N/A	Owner/Operator	N/A	N/A

		SUBTOTAL	2,430	N/A
	TRANSFER STATIONS
38.	Braintree	Massachusetts	1,200	N/A	Owner/Operator	2015	N/A
39.	Canaan	New York	600	N/A	Owner/Operator	N/A	N/A
40.	Derwood	Maryland	2,500	N/A	Operator	2015	N/A
41.	Danvers	Massachusetts	250	N/A	Operator	2011	N/A
42.	Essex	Massachusetts	6	N/A	Operator	2015	N/A
43.	Holliston	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
44..	Lynn	Massachusetts	885	N/A	Owner/Operator	N/A	N/A
45.	Mamaroneck	New York	800	N/A	Owner/Operator	2015	N/A
46.	Mt. Kisco	New York	350	N/A	Owner/Operator	2018	N/A
47.	Springfield	Massachusetts	500	N/A	Owner/Operator	N/A	N/A

		SUBTOTAL	7,791	N/A
C.	OTHER RENEWABLE ENERGY PROJECTS
	BIOMASS
48.	Burney Mountain	California	N/A	11.4	Owner/Operator	N/A	2015
49.	Delano	California	N/A	49.5	Owner/Operator	N/A	2017
50.	Mendota	California	N/A	25.0	Owner/Operator	N/A	2014
51.	Mount Lassen	California	N/A	11.4	Owner/Operator	N/A	2015
52.	Pacific Oroville	California	N/A	18.7	Owner/Operator	N/A	2016
53.	Pacific Ultrapower Chinese Station(10)	California	N/A	25.6	Part Owner	N/A	2017

		SUBTOTAL	N/A	141.6
	HYDROELECTRIC
54.	Koma Kulshan(11)	Washington	N/A	12.0	Part Owner/Operator	N/A	2037
55.	Weeks Falls(11)	Washington	N/A	5.0	Part Owner	N/A	2022

		SUBTOTAL	N/A	17.0
	LANDFILL GAS
56.	Haverhill	Massachusetts	N/A	1.6	Lessee/Operator	N/A	N/A
57.	Otay	California	N/A	7.4	Owner/Operator	N/A	2009-2015
58.	Oxnard	California	N/A	5.6	Owner/Operator	N/A	2009
59.	Salinas	California	N/A	1.5	Owner/Operator	N/A	2012
60.	Stockton	California	N/A	0.8	Owner/Operator	N/A	2012

		SUBTOTAL	N/A	16.9

(1)	We entered into a new contract with the Town of Hempstead for a term of 25 years commencing upon expiration of the existing contract in 2009.

(2)	These facilities have been designed to export steam for sale.

(3)	These facilities use a refuse-derived fuel technology.

(4)	We lease these projects from third party lessors under arrangements where the lease benefits and burdens are primarily those of the related client community.

(5)	We entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and have a right of first refusal to purchase the facility.

(6)	Under contracts with the Connecticut Resource Recovery Authority, we operate only the boilers and turbines for this facility.

(7)	With respect to this project, we have entered into agreements to expand waste processing capacity from 1,200 tpd to 1,800 tpd and to increase gross electricity capacity from 29.0 MW to 46.5 MW. The agreements also extended the contract term from 2007 to 2027.

(8)	Owned by a limited partnership in which the limited partners are not affiliated with us.

(9)	The service contract for this facility expires on November 30, 2008. Negotiations for a contract extension are ongoing.

(10)	On October 18, 2007, we acquired an additional 5% ownership interest in this facility increasing our equity ownership interest to 55%. See Note 3. Acquisitions, Business Development and Dispositions of the Notes.

(11)	We have a 50% ownership interest in these projects.

INTERNATIONAL BUSINESS

General Approach to International Projects

We conduct our international waste and energy businesses through our foreign subsidiaries and affiliates. In general, these projects provide cash returns primarily from equity distributions and, to a lesser extent, operating fees. The projects sell the electricity and steam they generate under either short-term or long-term contracts or market concessions to utilities, governmental agencies providing power distribution, creditworthy industrial users, or local governmental units. Energy-from-waste facilities also sell waste disposal services. In developing our international business, we have employed the same general approach to projects as is described above with respect to domestic projects. We intend to seek to develop or participate in additional international projects, particularly energy-from-waste projects, where the regulatory or market environment is attractive. The ownership and operation of facilities in foreign countries potentially entails significant political and financial uncertainties that typically are not encountered in such activities in the United States, as described below and discussed in Item 1A. Risk Factors. With respect to some international energy-from-waste projects, ownership transfer to the sponsoring municipality, for nominal consideration, is required following expiration of the project’s long-term operating contract.

•	Some of the countries in which we currently operate are lesser developed countries or developing countries where the political, social and economic conditions are quite different, and often less stable, than those conditions prevailing in the United States or other developed countries. In order to mitigate these risks both at the outset of project development and over time, we often develop projects jointly with experienced and respected local companies.
•	When a project is developed, we undertake a credit analysis of the proposed power purchaser and/or fuel suppliers (which for energy-from-waste projects are often municipal governments).
•	We have typically sought to negotiate long-term contracts for the supply of fuel with reliable suppliers. For our projects that are not energy-from-waste facilities, we have sought, to the extent practicable, to shift the consequences of interruptions in the delivery of fuel (whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier’s control) to the electricity purchaser or service recipient by securing a suspension of the project’s operating responsibilities under the applicable agreements and an extension of our operating concession under such agreements. In some instances, we require the energy purchaser or service recipient to continue to make payments of fixed costs if such interruptions occur. In order to mitigate the effect of short-term interruptions in the supply of fuel, we have also endeavored to provide on-site storage of fuel in sufficient quantities to address such interruptions.
•	For our energy-from-waste projects in international markets, we expect that a significant portion of each project’s waste supply would be under long-term contracts with sponsoring municipalities, thus reducing the risk of fuel supply interruptions or price instability. Where market conditions are favorable, we may also reserve a portion of a facility’s capacity for shorter term contracts, or receive waste on a spot basis.
•	Payment for services that we provide will often be made in whole or in part in the domestic currencies of the host countries. Local governments generally do not assure conversion of such currencies into U.S. dollars, which may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in the value of such currencies against the value of the U.S. dollar may cause our participation in such projects to yield less return than expected. Transfer of earnings, capital and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws. We have sought to participate in projects where the host country has allowed the convertibility of its currency into U.S. dollars and repatriation of earnings, capital and profits subject to compliance with local regulatory requirements. In some cases, components of project costs incurred or funded in U.S. dollars are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation, and consequently there is risk in such situations that such power purchaser or service recipient will, at least in the near-term, be less able or willing to pay for the project’s power or service.

We have sought to manage and mitigate these risks through all appropriate means, including:

•	developing projects jointly with experienced local partners; political and financial analysis of the host countries and the key participants in each project;
•	guarantees of relevant agreements with creditworthy entities;
•	political risk and other forms of insurance; and/or
•	participation by United States and/or international development finance institutions in the financing of projects.

We determine which mitigation measures to apply based on our ability to balance the risks presented, the availability of such measures and their cost.

We have generally participated in projects which provide services that are treated as a matter of national or key economic importance by the laws and politics of the host country. Therefore, there is a risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, made subject to local or national control or be subject to unfavorable legislative action, regulatory decisions or changes in taxation. We believe that working with experienced and reputable local joint venture partners mitigates this risk as well.

In certain cases, we have issued guarantees on behalf of our international operating subsidiaries with respect to contractual obligations to operate certain international power projects and energy-from-waste projects. The potential damages we may owe under such arrangements may be material. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred any material liabilities under such guarantees on international projects.

International Projects

We presently have interests in international power projects with an aggregate generating capacity of approximately 969 MW (gross), with our portion of the ownership in these facilities representing approximately 365 MW. In addition to our headquarters in Fairfield, New Jersey, our international business is facilitated through field offices in Shanghai and Guangzhou, China; Chennai, India; Manila, Philippines; Bangkok, Thailand; and Birmingham, England. The following describes the important features of these projects, by fuel type:

Energy-From-Waste

We own a 40% equity interest in Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, Peoples Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd, 24 MW mass-burn energy-from-waste projects. Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest in Sanfeng. The solid waste supply for the projects comes from municipalities under long-term contracts. The municipalities also have the obligation to coordinate the purchase of power from the facilities as part of the long-term contracts for waste disposal. The electrical output from these projects is sold at governmentally established preferential rates under short-term arrangements with local power bureaus.

We entered into an agreement to acquire a 40% equity interest in Guangzhou Development Covanta Environmental Energy Co., Ltd (“GDC Environmental Energy”), a company to be located in Guangzhou Municipality, Peoples Republic of China. GDC Environmental Energy will be a newly-formed entity involved in developing energy-from-waste projects in Guangdong Providence in Southeast China. Guangzhou Development Industry (Holdings) Co. Ltd. holds the remaining 60% equity interest in GDC Environmental Energy through a wholly-owned subsidiary. Our investment in GDC Environmental Energy is subject to various regulatory approvals and is expected to be completed during early 2008.

We own a 13% equity interest in a 500 metric tpd, 18 MW mass-burn energy-from-waste project at Trezzo sull’Adda in the Lombardy Region of Italy. The remainder of the equity in the project is held by a subsidiary of Falck S.p.A. and the municipality of Trezzo sull’Adda. The project is operated by Ambiente 2000 S.r.l., an Italian special purpose limited liability company of which we own 40%. The solid waste supply for the project comes from municipalities and privately-owned waste haulers under long-term contracts. The electrical output from the Trezzo project is sold at governmentally established preferential rates under a long-term purchase contract to Italy’s state-owned electricity grid operator, Gestore della Rete di Trasmissione Nazionale S.p.A.

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

On February 21, 2008, the Quezon project and Meralco executed agreements which effect a settlement of various issues which had been pending for several years, including certain amendments to the contract to modify certain commercial terms and to resolve issues relating to the project’s performance during its first year of operation. The settlement primarily includes payment by Meralco of approximately $8.5 million of prior uncollected receivables, a reduction in the capital cost rate recovery payable by Meralco and other terms.

We also have a majority equity interest in a 24 MW (gross) coal-fired cogeneration facility in the Peoples Republic of China. The project entity, in which we hold a majority interest, operates this project. The party holding a minority position in the project is an affiliate of the local municipal government. While the steam produced at this project is intended to be sold under a long-term contract to its industrial host, in practice, steam has been sold on either a short-term basis to local industries or the industrial host, in each case at varying rates and quantities. The electric power is sold at an “average grid rate” to a subsidiary of the provincial power bureau. During 2007, we sold our interest in a second coal-fired project in China.

Natural Gas

We hold a 45% equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. The remaining equity interests are held by Pendekar Energy (L) Ltd (a consortium of Tanjong Energy Holdings Sdn Bhd (Malaysia) and Al-Jomaih Group (Saudi Arabia)) and an affiliate of Wartsila North America, Inc. The electrical output of the project is sold to the Bangladesh Power Development Board (“BPDB”) pursuant to an energy contract with minimum energy off-take provisions at an all-in price divided into a fuel component and an “other” component. The fuel component reimburses the fuel cost incurred by the project up to a specified heat rate. The “other” component consists of a pre-determined base rate which is adjusted for the actual load factor and foreign exchange fluctuations. The BPDB also supplies all of the project’s natural gas requirements at a pre-determined base cost adjusted for fluctuations on actual landed cost of the fuel in Bangladesh. The Government of Bangladesh guarantees the BPDB’s contractual obligations. We operate the project under a long-term agreement with the project company and we have obtained political risk insurance for our equity interest in this project.

Heavy Fuel-Oil

We hold majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in India. We hold a 60% equity interest in the first project (the “Samalpatti project”), which is located near Samalpatti, in the state of Tamil Nadu. The remaining equity interests in the Salmalpatti project are held by affiliates of Shapoorji Pallonji Infrastructure Capital Co. Ltd. and by Wartsila India Power Investment, LLC. We hold a 77% equity interest in the second project (the “Madurai project”), which is located in Samayanallur, also in the state of Tamil Nadu. The remaining equity interest in the Madurai project is held by an Indian company controlled by the original project developer. Both projects sell their electrical output to the Tamil Nadu Electricity Board (“TNEB”) pursuant to long-term agreements with a full pass-through all-in pricing structure that takes into account specified heat rates, operation and maintenance costs, and equity returns. TNEB’s obligations are guaranteed by the government of the state of Tamil Nadu. Indian oil companies supply the oil requirements of both projects through 15-year fuel supply agreements based on market prices. We operate both projects through subsidiaries under long-term agreements with the project companies.

Disputing several contractual provisions, TNEB has, since 2001, failed to pay the full amount due under the energy contracts for both the Samalpatti and Madurai projects. To date, TNEB has paid the undisputed portion of its payment obligations (approximately 94% of total billings) representing each project’s operating costs, fuel costs, debt service and some equity return. Similar to many Indian state electricity boards, TNEB has also failed to fund an escrow account or post a letter of credit required under the project energy contracts, which failure constitutes a default under the project finance documents. Project lenders for both projects have either granted periodic waivers of such default or potential default and/or otherwise approved scheduled equity distributions. Neither such default nor potential default in the project financing arrangements constitutes a default under our financing arrangements. It is possible that the issue of the escrow account and/or letter of credit requirement will be resolved as part of the overall negotiation with TNEB with respect to the disputed receivables in both projects.

During 2007, we disposed of our interest in a 7 MW heavy fuel-oil fired electric power generation facility located in the Philippines.

Summary information with respect to our international projects that are currently operating is provided in the following table:

			Design Capacity
			Waste			Contract Expiration Dates
			Disposal	Gross		Service/
			(Metric	Electric		Waste
		Location	TPD)	(MW)	Nature of Interest	Disposal	Energy

A.	ENERGY-FROM-WASTE
	TIP FEE STRUCTURES
1.	Fuzhou(1)	China	1,200	24	Part Owner	2032	N/A
2.	Tongqing(1)	China	1,200	24	Part Owner/Operator	2027	N/A
3.	Trezzo(2)	Italy	500	18	Part Owner/Operator	2023	2023

		SUBTOTAL	2,900	66
B.	HYDROELECTRIC
4.	Don Pedro(3)	Costa Rica	N/A	14	Part Owner/Operator	N/A	2009
5.	Rio Volcan(3)	Costa Rica	N/A	17	Part Owner/Operator	N/A	2009

		SUBTOTAL		31
C.	COAL
6.	Quezon(4)	Philippines	N/A	510	Part Owner/Operator	N/A	2025
7.	Yanjiang(5)	China	N/A	24	Part Owner/Operator	N/A	N/A

		SUBTOTAL		534
D.	NATURAL GAS
8.	Haripur(6)	Bangladesh	N/A	126	Part Owner/Operator	N/A	2014

E.	HEAVY FUEL-OIL
9.	Madurai(7)	India	N/A	106	Part Owner/Operator	N/A	2016
10.	Samalpatti(8)	India	N/A	106	Part Owner/Operator	N/A	2016

		SUBTOTAL	N/A	212

(1)	We have a 40% equity interest in Sanfeng, which owns equity interests of approximately 32% and 25% in the Fuzhou and Tongqing projects, respectively. Sanfeng operates the Tongqing project. The Fuzhou project company, in which Sanfeng has a 32% interest, operates the Fuzhou project. Ownership of these projects transfers to the applicable municipality at the expiration of the applicable waste disposal agreement.

(2)	We have a 13% interest in this project and a 40% interest in the operator Ambiente 2000 S.r.l.

(3)	We have nominal ownership interests in these projects.

(4)	We have an approximate 26% ownership interest in this project.

(5)	We have an approximate 96% ownership interest in this project. Assets of this project revert back to the local Chinese partner at the expiration of the Joint Venture Agreement in 2017.

(6)	We have an approximate 45% ownership interest in this project. This project is capable of operating through combustion of diesel oil in addition to natural gas.

(7)	We have an approximate 77% ownership interest in this project.

(8)	We have a 60% ownership interest in this project.

MARKETS, COMPETITION AND BUSINESS CONDITIONS

General Business Conditions

Our business can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, changes in laws, natural disasters, energy shortages, fuel costs, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which we have no control. As global populations and consequent economic activity increase, we expect that demand for energy and effective waste management technologies will increase. We expect this to create generally favorable conditions for our existing business and for our efforts to grow our business. We expect that any cyclical or structural downturns in general economic activity may adversely affect both our existing businesses and our ability to grow through development or acquisitions. The domestic marketplace for renewable energy projects, including energy-from-waste projects, may be affected by the current policy debates described below under Regulation of Business — Regulations Affecting our Domestic Business — Recent Policy Debate Regarding Climate Change. We are actively engaged in the current discussion among policy makers regarding the benefits of energy-from-waste and other renewable energy technologies. The extent to which any resulting legislation will affect the markets in which we compete may depend in part on the extent to which any such legislation recognizes those benefits.

Competition for new contracts and projects is intense in all markets in which we conduct or intend to conduct business, and our businesses are subject to a variety of competitive, regulatory and market influences.

With respect to our waste-related businesses, including our energy-from-waste and waste procurement business, we compete in waste disposal markets, which are highly competitive. In the United States, the market for waste disposal is almost entirely price-driven and is greatly influenced by economic factors within regional “waste sheds.” These factors include:

•	regional population and overall waste production rates;
•	the number of other waste disposal sites (including principally landfills and transfer stations) in existence or in the planning or permitting process;
•	the available disposal capacity (in terms of tons of waste per day) that can be offered by other regional disposal sites; and
•	the availability and cost of transportation options (rail, inter-modal, trucking) to provide access to more distant disposal sites, thereby affecting the size of the waste shed itself.

In the domestic waste disposal market, disposal service providers seek to obtain waste supplies to their facilities by competing on disposal price (usually on a per-ton basis) with other disposal service providers. At all but ten of our energy-from-waste facilities, we typically do not compete in this market because we do not have the contractual right to solicit waste. At these facilities, the client community is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to us. At ten of our energy-from-waste facilities and at our waste procurement services businesses, we are responsible for obtaining material amounts of waste supply, and therefore, actively compete in these markets to enter into spot, medium- and long-term contracts. These energy-from-waste projects are generally in densely populated areas, with high waste generation rates and numerous large and small participants in the regional market. Our waste operations are largely concentrated in the northeastern United States. See Item 1A. Risk Factors — Our waste operations are concentrated in one region, and expose us to regional economic or market declines for additional information concerning this geographic concentration. Certain of our competitors in these markets are vertically-integrated waste companies which include waste collection operations, and thus have the ability to control supplies of waste which may restrict our ability to offer disposal services at attractive prices. Our business does not include waste collection operations.

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

Both domestically and internationally, we may develop or acquire, ourselves or jointly with others, additional waste or energy projects and/or businesses. If we were to do so in a competitive procurement, we would face competition in the selection process from other companies, some of which may have greater financial resources, or more experience in the regional waste and/or energy markets. If we were selected, the amount of market competition we would thereafter face would depend upon the extent to which the revenue at any such project or business would be committed under contract. If we were to develop or acquire additional projects or businesses not in the context of a competitive procurement, we would face competition in the regional market and compete on price with landfills, transfer stations, other energy-from-waste facilities, other energy producers and other waste disposal or energy generation technologies that are then offering service in the region.

In our international energy-from-waste business, we compete principally for new energy-from-waste contracts and projects in China and the United Kingdom, generally in response to public tenders. In both of these markets, there are numerous local and foreign companies with whom we compete for such contracts and projects. If we were to be successful in obtaining such contracts or projects, we expect that a significant portion of each project’s waste disposal capacity would be under long-term contracts, thus reducing the competition to which we would be subject in waste disposal markets.

With respect to our electricity sales from most of our energy-from-waste projects and other energy projects, we primarily sell our output pursuant to long-term contracts. Accordingly, we generally do not sell our output into markets where we must compete on price. As these contracts expire, we will participate in such markets if we are unable to enter into new or renewed long-term contracts. In certain countries where we are seeking new waste and energy projects, such as China and the United Kingdom, we may sell our electricity output on short term arrangements to local or regional government entities, or directly into the local electricity grid, rather than pursuant to contract. In these markets we will have greater exposure to electricity price fluctuations. As energy prices continue to rise in the United States and other countries, we may sell our output pursuant to short-term agreements or directly into regional electricity grids, in which case we would have relatively greater exposure to energy market fluctuations. See discussion under Item 1A. Risk Factors — We may face increased risk of market influences on our revenues after our contracts expire for additional information concerning the expiration of existing contracts.

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

Technology, Research and Development

We have the exclusive right to market the proprietary mass-burn technology of Martin GmbH fur Umwelt und Energietechnik, referred to herein as “Martin” in the United States, Canada, Mexico, Bermuda and certain Caribbean countries (the “Territory”). Through our investment in Sanfeng, we also have access to the Martin Sity 2000 mass-burn technology in China. The principal feature of the Martin technology is the reverse-reciprocating stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin technology has expired and there are various other expired and unexpired patents relating to the Martin technology. We believe that it is Martin’s know-how and worldwide reputation in the energy-from-waste industry, and our know-how in designing, constructing and operating energy-from-waste facilities, rather than the use of patented technology, that is important to our competitive position in the energy-from-waste industry. We do not believe that the expiration of the remaining patents covering portions of the Martin technology will have a material adverse effect on our financial condition or competitive position.

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

We believe that mass-burn technology is now the predominant technology used for the combustion of municipal solid waste. We believe that the Martin technology is a proven and reliable mass-burn technology, and that our association with Martin has created significant name recognition and value for our domestic energy-from-waste business. Through facility acquisitions, we own and/or operate energy-from-waste facilities which utilize additional technologies, including non-Martin mass-burn technologies and refuse-derived fuel technologies which include pre-combustion waste processing not required with a mass-burn design. As we continue our efforts to develop and/or acquire additional energy-from-waste projects internationally, we will consider mass-burn and other technologies, including technologies other than those offered by Martin, which best fit the needs of the local environment of a particular project.

We believe that energy-from-waste technologies offer an environmentally superior solution to waste disposal and energy challenges faced by leaders around the world, and that our efforts to expand our domestic and international businesses will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, and combustion controls. During 2007, we advanced our research and development efforts in these areas, and have developed new and cost-effective technologies that represented major advances in controlling nitrogen oxide (NOx) emissions. These technologies, for which patents are pending, have been tested at existing facilities and we are now operating and/or installing such systems at several of our facilities. We also developed and have patents pending for a proprietary process to improve the handling of the residue from our energy-from-waste facilities. We intend to maintain a focus in the years ahead on research and development of technologies in these and other areas that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

REGULATION OF BUSINESS

Regulations Affecting Our Domestic Business

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

Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act commonly known as “CERCLA,” and collectively referred to with such other laws as the “Environmental Remediation Laws,” make us potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with our activities and the activities at our sites. These include landfills we have owned, operated or leased, or at which there has been disposal of residue or other waste generated, handled or processed by our facilities. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some service agreements provide us with indemnification from certain liabilities. In addition, our landfill gas projects have access rights to landfill sites pursuant to certain leases that permit the installation, operation and maintenance of landfill gas collection systems. A portion of these landfill sites have been federally-designated “Superfund” sites. Each of these leases provide us with indemnification from some liabilities associated with these sites.

The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste, renewable energy project or water facility, and further require that permits be maintained throughout the operating life of the facility. We can provide no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Our failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject us to regulatory enforcement actions by the appropriate governmental unit, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. See Item 1A. Risk Factors — Compliance with environmental laws could adversely affect our results of operations. To date, we have not incurred material penalties, been required to incur material capital costs or additional expenses, or been subjected to material restrictions on our operations as a result of violations of Environmental Regulatory Laws or permit requirements.

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

The Environmental Regulatory Laws may change. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants, for storage and handling of petroleum products or chemicals, or for solid or hazardous waste or ash handling and disposal. Thus, as new technology is developed and proven, we may be required to incorporate it into new facilities or make major modifications to existing facilities. This new technology may often be more expensive than the technology we use currently.

In 2006, the Environmental Protection Agency (“EPA”) issued revisions to the New Source Performance Standards (“NSPS”) and Emission Guidelines (“EG”) applicable to new and existing municipal waste combustion (“MWC”) units (the “Revised MACT Rule”). The Revised MACT Rule lowered the emission limits for most of the regulated air pollutants emitted by MWCs. The general compliance deadline for the revised EG is April 28, 2009; however, the actual compliance date for a particular facility may be earlier or later depending on the state in which the facility is located. We expect that one existing energy-from-waste facility, which we operate on behalf of a municipality, will require certain capital improvements to comply with revised EG. Most existing facilities also will incur increased operating and maintenance costs to meet the revised EG requirements, none of which are expected to be material.

In February 2008, in response to a lawsuit, EPA was granted a voluntary remand of the Revised MACT Rule for the purpose of reconsidering the MWC emission limits. A new rulemaking is expected which may result in more stringent MWC emission limits than are currently included in the Revised MACT Rule; however, pending any such revisions, the requirements and compliance deadlines included in the Revised MACT Rule, discussed above, would remain applicable to subject MWCs. We are not able to predict the timing and potential outcome of any such new rulemaking with respect to MWC emission limits at this time.

Also in 2006, EPA issued a final rule to implement the revised National Ambient Air Quality Standards for fine particulate matter, or PM2.5 (“Revised PM2.5 Rule”). Unlike the Revised MACT Rule discussed above, the Revised PM2.5 Rule is not specific to energy-from-waste facilities, but instead is a nationwide standard for ambient air quality. The primary impact of the Revised PM2.5 Rule will be on those counties in certain states that are designated by EPA as “non-attainment” with respect to those standards. EPA’s Revised PM2.5 Rule will guide state implementation plan (“SIP”) revisions and could result in more stringent regulation of certain energy-from-waste facility emissions that already are regulated by the Revised MACT Rule. EPA is expected to make “non-attainment” designations pursuant to the Revised PM2.5 Rule by November 2009; however, SIP revisions to meet the Revised PM2.5 Rule will not be due until April 2013.

The costs to meet new rules for existing facilities owned by municipal clients generally will be borne by the municipal clients. For projects we own or lease, some municipal clients have the obligation to fund such capital improvements, and at certain of our projects we may be required to fund a portion of the related costs. In certain cases, we are required to fund the full cost of capital improvements.

We believe that most costs incurred to meet the Revised MACT Rule and Revised PM2.5 Rule at facilities we operate may be recovered from municipal clients and other users of our facilities through increased fees permitted to be charged under applicable contracts.

The Environmental Remediation Laws prohibit disposal of regulated hazardous waste at our municipal solid waste facilities. The service agreements recognize the potential for inadvertent and improper deliveries of hazardous waste and specify procedures for dealing with hazardous waste that is delivered to a facility. Under some service agreements, we are responsible for some costs related to hazardous waste deliveries. We have not incurred material hazardous waste disposal costs to date.

Energy Regulations

Our businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of domestic facilities. Pursuant to the Public Utility Regulatory Policies Act of 1978 (“PURPA”), the Federal Energy Regulatory Commission (“FERC”) has promulgated regulations that exempt qualifying facilities (cogeneration facilities and other facilities making use of non-fossil fuel power sources such as waste, which meet certain size, ownership and other applicable requirements, referred to as “QFs”) from compliance with certain provisions of the Federal Power Act (“FPA”), the Public Utility Holding Company Act of 1935 (“PUHCA”) (repealed effective February 2006), and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. PURPA was enacted in 1978 to encourage the development of, among other things, utility electricity generating facilities by requiring electric utilities to offer to purchase electric energy from and sell electric energy to QFs at non-discriminatory rates. The exemptions afforded by PURPA to QFs from regulation under the FPA and most aspects of state electric utility regulation are of great importance to us and our competitors in the energy-from-waste and independent power industries. Except with respect to energy-from-waste facilities with a net power production capacity in excess of 30 MW (where rates are set by the FERC), state public utility commissions must approve the rates, and in some instances other contract terms, by which public utilities purchase electric power from QFs.

The Energy Policy Act of 2005, passed in August 2005, made certain changes to the federal energy laws applicable to our business, the most significant of which are described below:

•	The Energy Policy Act repealed PUHCA, effective February 2006. PUHCA previously imposed extensive, utility-type regulation and reporting requirements on non-exempt PUHCA holding companies. The repeal of PUHCA has been balanced with increased FERC authority to cause record keeping and conduct investigations under appropriate circumstances. As a company that owns only QFs, exempt wholesale generators and/or foreign utility companies, we are generally exempt from such record keeping and such investigations.
•	The Energy Policy Act amended certain provisions of PURPA. It terminated PURPA’s mandatory purchase (and sale) obligation imposed on utilities for the benefit of QFs where the QF has non-discriminatory access to competitive power markets. Existing contracts are grandfathered, but many expansions, renewals and new development projects must rely on competitive power markets, rather than the mandatory purchase (and sale) obligations of PURPA in establishing and maintaining their viability in most geographic regions in which we operate. The Energy Policy Act also eliminated the limitations on utility ownership of QFs. In October 2006, FERC issued final regulations under the Energy Policy Act providing for, among other things, a rebuttable presumption that (1) the competitive power market requirement is satisfied in regions served by Midwest Independent Transmission System Operator, PJM Interconnection, L.L.C., ISO New England, Inc., New York Independent System Operator and the Electric Reliability Council of Texas, and (2) QFs with a capacity greater than 20 MW have non-discriminatory access to those markets. As to QFs with a capacity at or below 20 MW, the regulations provide for a rebuttable presumption that such QFs do not have non-discriminatory access to any market.
•	The Energy Policy Act’s elimination of the limitation on utility ownership of QFs could result in greater utility ownership of QFs than previously was the case due to PURPA and PUHCA restrictions and considerations. If these transactions and development projects occur in the areas of energy-from-waste or other renewable energy, it could serve to increase competition with our businesses by bringing greater utility participation to these markets.

•	The Energy Policy Act extends or establishes certain renewable energy incentives and tax credits which might be helpful to expand our businesses or for new development.

Recent Policy Debate Regarding Climate Change

Increased public and political debate has occurred recently over the need for additional regulation of greenhouse gas (“GHG”) emissions (principally carbon dioxide (“CO2”) and methane) as a contributor to climate change. Such regulations could in the future affect our business. As is the case with all combustion, our facilities do emit CO2, however we believe that energy-from-waste creates net reductions in GHG emissions, because it also avoids CO2 emissions from fossil fuel power plants, methane emissions from landfills, and GHG emissions from mining and processing metal. In addition, energy-from-waste facilities typically are located closer to the source of the waste and thus typically reduce fossil fuel consumption and air emissions associated with long-haul transportation of waste to landfills. For policy makers at the local level, who make decisions on waste disposal alternatives, we believe that using energy-from-waste instead of landfilling will result in significantly lower net GHG emissions, while also introducing more control over the cost of waste disposal and supply of local electrical power. We are actively engaged in encouraging policy makers at state and federal levels to enact legislation that supports energy-from-waste as a superior choice for communities to avoid both the environmental harm caused by landfilling waste, and reduce local reliance on fossil fuels as a source of energy.

During 2007, substantial debate occurred in Congress in the context of energy legislation with respect to proposed policy changes designed to encourage electricity generation from renewable sources. While the final energy legislation, enacted during December 2007, did not include specific requirements for electricity generation from renewable sources, Congress is expected to continue to debate and ultimately enact some form of legislation regarding the need to encourage renewable electricity generation. The extent to which such potential legislation will affect our business will depend in part on whether energy-from-waste and our other renewable technologies are included within the range of renewable technologies that could benefit from such legislation.

Congress is also expected to debate proposed legislation addressing climate change, which would require regulation of a broad range of activities affecting climate, potentially including the operation of our facilities. Certain proposed legislation would establish a “cap and trade” program for CO2 emissions with a market-based emissions trading system aimed at reducing emissions of CO2 below baseline levels. We cannot predict at this time whether our facilities would be included within the scope of potential regulation under such climate change legislation, or whether our business will otherwise be affected positively or negatively.

While the political discussion in Congress, as well as at the state and regional levels, has not been aimed specifically at waste or energy-from-waste businesses, regulatory initiatives developed to date have been broad in scope and designed generally to promote renewable energy, develop a certified GHG inventory, and ultimately reduce GHG emissions. Many of these more developed initiatives have been at the state or regional levels, and some initiatives exist in regions where we have projects. For example, during 2006, a group of seven northeastern states, including Connecticut, New Jersey and New York, acting through the Regional Greenhouse Gas Initiative (“RGGI”), issued a “model rule” to implement reductions in GHG emissions. The RGGI model rule also featured a “cap and trade” program for regional CO2 emissions, initially fixed at 1990 levels, followed by incremental reductions below those levels after 2014. To date, RGGI has been focused on fossil fuel-fired electric generators and does not directly affect energy-from-waste facilities; however, we continue to monitor developments with respect to state implementation of RGGI and intend to participate in rulemaking.

We expect that initiatives intended to reduce GHG, such as RGGI and any federal legislation that would impose similar “cap and trade” programs, may cause electricity prices to rise, thus potentially affecting the prices at which we sell electricity from our facilities which sell into the market.

Among states, California has assumed a leadership role in curtailing GHG emissions. During 2006, California enacted the California Global Warming Solutions Act of 2006 (“AB 32”). AB 32 requires annual reporting of GHG emissions for sources deemed “significant” by California’s Air Resources Board (“CARB”) and sets emission limits to cut California’s emissions to 1990 levels by 2020. During 2006, we joined the California Climate Action

Registry, certifying our GHG emissions from our California facilities. As a member, we will participate in the evolving regulatory process by which the CARB will implement the requirements of AB 32. Until CARB issues its regulatory GHG emission reduction program, we cannot predict with certainty the impact of AB 32 on our California facilities.

We have also joined The Climate Registry, a voluntary, collaborative North American GHG emissions registry that is directed by environmental regulators from member states and is supported by regional air quality consortiums. The mission of The Climate Registry is to create a single GHG emissions reporting and verification platform for use throughout North America, using a reporting protocol similar to that already in place in California. The Climate Registry presently includes 39 states (including all but one of the states in which we have operations), the District of Columbia, three Native American tribes, six Canadian Provinces and two Mexican states. In joining The Climate Registry, we will voluntarily report GHG emissions from our energy-from-waste and other technologies. We also plan to participate in rulemaking efforts at the state and federal level which may rely on The Climate Registry as the basis for GHG regulation. To date, at least 54 corporations, state and local governments, and other organizations have joined The Climate Registry as voluntary reporters of GHG emissions.

Regulations Affecting Our International Business

We have ownership and operating interests in energy generation facilities outside the United States. Most countries have expansive systems for the regulation of the energy business. These generally include provisions relating to ownership, licensing, rate setting and financing of generation and transmission facilities.

We provide waste and energy services through environmentally protective project designs, regardless of the location of a particular project. Compliance with environmental standards comparable to those of the United States are often conditions to credit agreements by multilateral banking agencies, as well as other lenders or credit providers. The laws of various countries include pervasive regulation of emissions into the environment, and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally different from those applicable in the United States. See Item 1A. Risk Factors — Exposure to international economic and political factors may materially and adversely affect our international businesses and — Compliance with environmental laws could adversely affect our results of operations.

Climate Change Policies

Certain international markets in which we compete have recently adopted regulatory or policy frameworks that encourage energy-from-waste projects as important components of GHG reduction strategies, as well as waste management planning and practice. For example, the European Union has adopted regulations which require member countries to reduce utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives,” which are not directly applicable within the member countries. Rather, they need enabling legislation to implement them, which results in significant variance between the legislative schemes introduced by member countries. Certain Directives notably affect the regulation of energy-from-waste facilities across the European Union. These include (1) Directive 96/61/EC concerning integrated pollution prevention and control (known as the “PPC Directive”) which governs emissions to air, land and water from certain large industrial installations, (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale to the year 2020, the amount of biodegradable municipal waste which member countries may dispose of to landfill, and (3) Directive 2000/76/EC concerning the incineration of waste (known as the “Waste Incineration Directive” or “WID”), which imposes limits on emissions to air from the incineration and co-incineration of waste. Member countries have begun to implement measures such as imposing incremental fees on landfill disposal and providing rate subsidies for energy generated at energy-from-waste projects.

In response to these directives and in furtherance of its policies to reduce GHG, the United Kingdom now imposes substantial taxes on landfilling of waste: currently £24/ton, increasing annually to £48/ton in 2010. In addition, each local waste authority in the United Kingdom is limited in the amount of biodegradable waste it may landfill each year by the Landfill Allowance Trading Scheme (known as “LATS”). LATS is structured as a cap-and-trade program which reduces the capped amount of this waste that can be landfilled each year, through

2016 when capped amounts will be fixed at 35% of 1995 levels. LATS allowances are tradable with other waste authorities, and substantial penalties of £150/ton are levied against authorities not in compliance.

Similarly, China currently has a favorable regulatory environment for the development of energy-from-waste projects. The National Plan issued by the Ministry of Construction sets guidelines for an increase in energy-from-waste capacity from 1.65% (2005 estimate) to 30% by 2030. The Chinese central government has further called for an increase in energy-from-waste output generation from 200 MW (2005 estimate) to 500 MW by 2010, and to three gigawatts by 2020. Energy-from-waste is designated by the Chinese central government as an “encouraged industry”, and accordingly, China has various promotional laws and policies in place to promote energy-from-waste projects including exemptions and reductions of corporate income tax, value added tax refunds, prioritized commercial bank loans, state subsidies for loan interest, and a guaranteed subsidized price for the sale of electricity.

EMPLOYEES

As of December 31, 2007, we employed approximately 3,500 full-time employees worldwide, of which a majority are employed in the United States.

Of our employees in the United States, approximately 10% are represented by organized labor. Currently, we are party to seven collective bargaining agreements: three expired in 2007 and are pending extensions; one expires in 2008, two expire in 2009, and one expires in 2010.

We consider relations with our employees to be good and do not anticipate any significant labor disputes in 2008.

EXECUTIVE OFFICERS

A list of our executive officers and their business experience follows. Ages shown are as of February 22, 2008.

Anthony J. Orlando was named President and Chief Executive Officer in October 2004. Mr. Orlando was elected as one of our directors in September 2005 and is a member of the Public Policy Committee and the Finance Committee. Previously, he had been President and Chief Executive Officer of Covanta Energy since November 2003. From March 2003 to November 2003, he served as Senior Vice President, Business and Financial Management of Covanta Energy. From January 2001 until March 2003, Mr. Orlando served as Covanta Energy’s Senior Vice President, Waste-to-Energy. Previously, he served as Executive Vice President of Covanta Energy Group, Inc. Mr. Orlando joined Covanta Energy in 1987. Age: 48.

Mark A. Pytosh was appointed as Executive Vice President and Chief Financial Officer in December 2007. Mr. Pytosh served as Senior Vice President and Chief Financial Officer since September 2006. Previously, Mr. Pytosh served as Executive Vice President from February 2004 to August 2006 and Chief Financial Officer from May 2005 to August 2006 of Waste Services, Inc., a publicly-traded integrated waste services company. Prior to his tenure with Waste Services Inc., Mr. Pytosh served as a Managing Director in Investment Banking at Lehman Brothers where he led the firm’s Global Industrial Group, from November 2000 to February 2004. Before joining Lehman Brothers in 2000, Mr. Pytosh had 15 years of investment banking experience at Donaldson, Lufkin & Jenrette and Kidder, Peabody. Age: 43.

John M. Klett was appointed as our Executive Vice President and Chief Operating Officer in December 2007. Mr. Klett served as Senior Vice President and Chief Operating Officer of Covanta Energy since May 2006 and as Covanta Energy’s Senior Vice President, Operations since March 2003. Prior thereto, he served as Executive Vice President of Covanta Waste to Energy, Inc. for more than five years. Mr. Klett joined Covanta Energy in 1986. Mr. Klett has been in the energy-from-waste business since 1977. He has been in the power business since 1965. Age: 61.

Seth Myones was appointed as Covanta Energy’s President, Americas, in November 2007, which is comprised principally of Covanta Energy’s domestic business. Mr. Myones served as Covanta Energy’s Senior Vice President, Business Management, since January 2004. From September 2001 until January 2004, Mr. Myones served as Vice

President, Waste-to-Energy Business Management for Covanta Projects, Inc., a wholly-owned subsidiary of Covanta Energy. Mr. Myones joined Covanta Energy in 1989. Age: 49.

Timothy J. Simpson was appointed as Executive Vice President, General Counsel and Secretary in December 2007. Mr. Simpson served as Senior Vice President, General Counsel and Secretary since October 2004. Previously, he served as Senior Vice President, General Counsel and Secretary of Covanta Energy since March 2004. From June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy. Previously, he served as Senior Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy Group, Inc. Mr. Simpson joined Covanta Energy in 1992. Age: 49.

Thomas E. Bucks has served as Vice President and Chief Accounting Officer since April 2005. Mr. Bucks served as Controller from February 2005 to April 2005. Previously, Mr. Bucks served as Senior Vice President — Controller of Centennial Communications Corp., a leading provider of regional wireless and integrated communications services in the United States and the Caribbean, from March 1995 through February 2005, where he was the principal accounting officer and was responsible for accounting operations and external financial reporting. Age: 51.

Item 1A.	RISK FACTORS

The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

We cannot be certain that our NOLs will continue to be available to offset tax liability.

Our NOLs will expire in various amounts, if not used, between 2009 and 2026. The Internal Revenue Service (“IRS”) has not audited any of our tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset our future consolidated taxable income.

As of December 31, 2007, we estimated that we had approximately $275 million of NOLs. In order to utilize the NOLs, we must generate consolidated taxable income which can offset such carryforwards. The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. During or at the conclusion of the administration of these grantor trusts, taxable income could result, which could utilize a portion of our NOLs and, in turn, could accelerate the date on which we may be otherwise obligated to pay incremental cash taxes.

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

Changes in public policies and legislative initiatives could materially affect our business and prospects.

There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our existing business and our prospects for growing our business. The United States Congress has recently considered the enactment of new laws that would encourage electricity generation from renewable technologies and discourage such generation from fossil fuels. For example, during 2007 Congress considered proposed legislation which would have established new “renewable portfolio standards” which are designed to increase the proportion of the nation’s electricity that is generated from renewable technologies. Congress also considered extending existing tax benefits to renewable energy technologies, which will expire without such an extension. Both of these policy initiatives, and potentially others that may be considered, could provide material financial and competitive benefits to those technologies which are included among those defined as renewable in any legislation that is enacted. Our business could be adversely affected if renewable technologies we use were not included among those technologies identified in any final law as being entitled to the benefits of such laws.

Changes in technology may have a material adverse effect on our profitability.

Research and development activities are ongoing to provide alternative and more efficient technologies to dispose of waste, produce by-products from waste, or to produce power. We and many other companies are pursuing these technologies, and an increasing amount of capital is being invested to find new approaches to waste disposal, waste treatment, and power generation. It is possible that this deployment of capital may lead to advances in these or other technologies which will reduce the cost of waste disposal or power production to a level below our costs and/or provide new or alternative methods of waste disposal or energy generation that become more accepted than those we currently utilize. Unless we are able to participate in these advances, any of these changes could have a material adverse effect on our revenues, profitability and the value of our existing facilities.

Operation of our facilities involves significant risks.

The operation of our facilities involves many risks, including:

•	the inaccuracy of our assumptions with respect to the timing and amount of anticipated revenues;
•	supply interruptions;
•	the breakdown or failure of equipment or processes;
•	difficulty or inability to find suitable replacement parts for equipment;
•	increases in the prices of commodities we need to continue operating our facilities;
•	the unavailability of sufficient quantities of waste or fuel;
•	decreases in the fees for solid waste disposal and electricity generated;
•	decreases in the demand or market prices for recovered ferrous or non-ferrous metal;
•	disruption in the transmission of electricity generated;
•	permitting and other regulatory issues, license revocation and changes in legal requirements;
•	labor disputes and work stoppages;
•	unforeseen engineering and environmental problems;
•	unanticipated cost overruns;
•	weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism;
•	the exercise of the power of eminent domain; and
•	performance below expected levels of output or efficiency.

We cannot predict the impact of these risks on our business or operations. These risks, if they were to occur, could prevent us from meeting our obligations under our operating contracts and have an adverse affect on our results of operations.

Development and construction of new projects and expansions may not commence as anticipated, or at all.

The development and construction of new waste and energy facilities involves many risks including:

•	difficulties in identifying, obtaining and permitting suitable sites for new projects;
•	the inaccuracy of our assumptions with respect to the cost of and schedule for completing construction;
•	difficulty, delays or inability to obtain financing for a project on acceptable terms;
•	delays in deliveries of, or increases in the prices of, equipment sourced from other countries;
•	the unavailability of sufficient quantities of waste or other fuels for startup;
•	permitting and other regulatory issues, license revocation and changes in legal requirements;
•	labor disputes and work stoppages;
•	unforeseen engineering and environmental problems;
•	unanticipated cost overruns; and

•	weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism.

In addition, new facilities have no operating history and may employ recently developed technology and equipment. Our businesses maintain insurance to protect against risks relating to the construction of new projects; however, such insurance may not be adequate to cover lost revenues or increased expenses. As a result, a new facility may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss. In certain situations, if a facility fails to achieve commercial operation, at certain levels or at all, termination rights in the agreements governing the facility’s financing may be triggered, rendering all of the facility’s debt immediately due and payable. As a result, the facility may be rendered insolvent and we may lose our interest in the facility.

Construction activities may cost more and take longer than we estimate.

The design and construction of new projects or expansions requires us to contract for services from engineering and construction firms, and make substantial purchases of equipment such as boilers, turbine generators and other components that require large quantities of steel to fabricate. In part because of the high world-wide demand for new energy generating facilities and waste disposal facilities, steel prices have risen sharply and may continue to do so. In addition, this increased demand affects not only the cost of obtaining the services necessary to design and construct these facilities, but also the availability of quality firms to perform the services. These conditions may adversely affect our ability to successfully compete for new projects, or construct and complete such projects on time and within budget.

The rapid growth of our operations could strain our resources and cause our business to suffer.

We have experienced rapid growth and intend to further grow our business. This growth has placed, and potential future growth will continue to place, a strain on our management systems, infrastructure and resources. Our ability to successfully offer services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continually evaluate and maintain our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Failure to expand in any of the foregoing areas efficiently and effectively could interfere with the growth and current operation of our business as a whole.

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

As part of our business strategy, we intend to continue to pursue acquisitions of complementary businesses. Although we regularly evaluate acquisition opportunities, we may not be able to successfully identify suitable acquisition candidates, obtain sufficient financing on acceptable terms to fund acquisitions or complete acquisitions.

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

We have issued or are party to performance guarantees and related contractual obligations associated with our energy and waste facilities. With respect to our domestic and international businesses, we have issued guarantees to our municipal clients and other parties that we will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. The obligations guaranteed will depend upon the contract involved. Many of our subsidiaries have contracts to operate and maintain energy-from-waste facilities. In these contracts, the subsidiary typically commits to operate and maintain the facility in compliance with legal requirements; to accept minimum amounts of solid waste; to generate a minimum amount of electricity per ton of waste; and to pay damages to contract counterparties under specified circumstances, including those where the operating subsidiary’s contract has been terminated for default. Any contractual damages or other obligations incurred by us could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. Additionally, damages payable under such guarantees on our owned energy-from-waste facilities could expose us to recourse liability on project debt. Certain of our operating subsidiaries which have issued these guarantees may not have sufficient sources of cash to pay such damages or other obligations. We cannot assure you that we will be able to continue to avoid incurring material payment obligations under such guarantees or that, if we did incur such obligations, that we would have the cash resources to pay them.

Our businesses generate their revenue primarily under long-term contracts and must avoid defaults under those contracts in order to service their debt and avoid material liability to contract counterparties.

We must satisfy performance and other obligations under contracts governing energy-from-waste facilities. These contracts typically require us to meet certain performance criteria relating to amounts of waste processed, energy generation rates per ton of waste processed, residue quantity and environmental standards. Our failure to satisfy these criteria may subject us to termination of operating contracts. If such a termination were to occur, we would lose the cash flow related to the projects and incur material termination damage liability, which may be guaranteed by us. In circumstances where the contract has been terminated due to our default, we may not have sufficient sources of cash to pay such damages. We cannot assure you that we will be able to continue to perform our respective obligations under such contracts in order to avoid such contract terminations, or damages related to any such contract termination, or that if we could not avoid such terminations that we would have the cash resources to pay amounts that may then become due.

We have provided guarantees and financial support in connection with our projects.

We are obligated to guarantee or provide financial support for our projects in one or more of the following forms:

•	support agreements in connection with service or operating agreement-related obligations;

•	direct guarantees of certain debt relating to our facilities;
•	contingent obligations to pay lease payment installments in connection with certain of our facilities;
•	agreements to arrange financing for projects under development;
•	contingent credit support for damages arising from performance failures;
•	environmental indemnities; and
•	contingent capital and credit support to finance costs, in most cases in connection with a corresponding increase in service fees, relating to uncontrollable circumstances.

Many of these contingent obligations cannot readily be quantified, but, if we were required to provide this support, it may be material to our cash flow and financial condition.

We may face increased risk of market influences on our revenues after our contracts expire.

Our contracts to operate energy-from-waste projects expire on various dates between 2008 and 2034, and our contracts to sell energy output generally expire when the project’s operating contract expires. Expiration of these contracts will subject us to greater market risk in entering into new or replacement contracts at pricing levels which will generate comparable or enhanced revenues. As our operating contracts at municipally-owned projects approach expiration, we will seek to enter into renewal or replacement contracts to continue operating such projects. However, we cannot assure you that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. We will seek to bid competitively for additional contracts to operate other facilities as similar contracts of other vendors expire. The expiration of existing energy sales contracts, if not renewed, will require us to sell project energy output either into the electricity grid or pursuant to new contracts.

At some of our facilities, market conditions may allow us to effect extensions of existing operating contracts along with facility expansions. Such extensions and expansions are currently being considered at a limited number of our facilities in conjunction with our clients. If we are unable to reach agreement with our municipal clients on the terms under which they would implement such extensions and expansions, or if the implementation of these extensions, including renewals and replacement contracts, and expansions are materially delayed, this may adversely affect our cash flow and profitability. We cannot assure you that we will be able to enter into such contracts or that the terms available in the market at the time will be favorable to us.

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

In addition, we rely on the municipal clients as a source not only of waste for fuel but also of revenue from the fees for disposal services we provide. Because our contracts with municipal clients are generally long-term, we may be adversely affected if the credit quality of one or more of our municipal clients were to decline materially.

Our business is subject to pricing fluctuations caused by the waste disposal and energy markets.

While we sell the majority of our waste disposal capacity and energy output pursuant to long-term contracts, a material portion of this capacity and output is subject to market price fluctuation. Consequently, our operating results may be adversely affected by fluctuations in waste disposal and energy prices.

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

Some of our energy-from-waste facilities receive 100% of the energy revenues they generate. As a result, if we are unable to operate these facilities at their historical performance levels for any reason, our revenues from energy sales could materially decrease.

Exposure to international economic and political factors may materially and adversely affect our international businesses.

Our international operations expose us to political, legal, tax, currency, inflation, convertibility and repatriation risks, as well as potential constraints on the development and operation of potential business, any of which can limit the benefits to us of an international project.

Our projected cash distributions from most of our existing international facilities come from facilities located in countries with sovereign ratings below investment grade. The financing, development and operation of projects outside the United States can entail significant political and financial risks, which vary by country, including:

•	changes in law or regulations;
•	changes in electricity pricing;
•	changes in foreign tax laws and regulations;
•	changes in United States federal, state and local laws, including tax laws, related to foreign operations;
•	compliance with United States federal, state and local foreign corrupt practices laws;
•	changes in government policies or personnel;
•	changes in general economic conditions affecting each country, including conditions in financial markets;
•	changes in labor relations in operations outside the United States;
•	political, economic or military instability and civil unrest;
•	expropriation and confiscation of assets and facilities; and
•	credit quality of entities that purchase our power.

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

Exposure to foreign currency fluctuations may affect our results from operations.

We have sought to participate in projects where the host country has allowed the convertibility of its currency into U.S. dollars and repatriation of earnings, capital and profits subject to compliance with local regulatory requirements. As we grow our business in other countries and enter new international markets, currency volatility may impact the amount we are required to invest in new projects, as well our reported results.

In some cases, components of project costs incurred or funded in the currency of the United States are recovered with limited exposure to currency fluctuations through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation. As a result, there is a risk in such situations that such power purchaser or service recipient will, at least in the near term, be less able or willing to pay for the project’s power or service.

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

Costs of compliance with federal, state, local and foreign existing and future environmental regulations could adversely affect our cash flow and profitability. Our waste and energy businesses are subject to extensive environmental regulation by federal, state and local authorities, primarily relating to air, waste (including residual ash from combustion) and water. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating our facilities. Our businesses may incur significant additional costs to comply with these requirements. Environmental regulations may also limit our ability to operate our facilities at maximum capacity or at all. If our businesses fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur. This may materially increase the amount we must invest to bring our facilities into compliance, or impose additional expense on our operations, or otherwise impose structural changes to markets which would adversely affect our competitive positioning in those markets.

In addition, lawsuits or enforcement actions by federal, state and/or foreign regulatory agencies may materially increase our costs. Stricter environmental regulation of air emissions, solid waste handling or combustion, residual ash handling and disposal, and waste water discharge could materially affect our cash flow and profitability. Certain environmental laws make us potentially liable on a joint and several basis for the remediation of contamination at or emanating from properties or facilities we currently or formerly owned or operated or properties to which we arranged for the disposal of hazardous substances. Such liability is not limited to the cleanup of contamination we actually caused. Although we seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own or operate, we cannot provide any assurance that we will not incur liability relating to the remediation of contamination, including contamination we did not cause.

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

The Federal Power Act (“FPA”) regulates energy generating companies and their subsidiaries and places constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under PURPA, our domestic facilities are exempt from most provisions of the FPA and state rate regulation. Our foreign projects are also exempt from regulation under the FPA.

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

If our businesses lose existing exemptions under the FPA, the economics and operations of our energy projects could be adversely affected, including as a result of rate regulation by the Federal Energy Regulatory Commission, with respect to our output of electricity, which could result in lower prices for sales of electricity. In addition, depending on the terms of the project’s power purchase agreement, a loss of our exemptions could allow the power purchaser to cease taking and paying for electricity under existing contracts. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.

Failure to obtain regulatory approvals could adversely affect our operations.

Our waste and energy businesses are continually in the process of obtaining or renewing federal, state, local and foreign approvals required to operate our facilities. While our businesses currently have all necessary operating approvals, we may not always be able to obtain all required regulatory approvals, and we may not be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our facilities or the sale of electricity to third parties could be prevented, made subject to additional regulation or subject our businesses to additional costs or a decrease in revenue.

The energy industry is becoming increasingly competitive, and we might not successfully respond to these changes.

We may not be able to respond in a timely or effective manner to the changes resulting in increased competition in the energy industry in both domestic and international markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of our business may be subject to greater volatility.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our indebtedness.

The level of our consolidated indebtedness could have significant consequences on our future operations, including:

•	making it difficult for us to meet our payment and other obligations under our outstanding indebtedness, including the 1.00% Senior Convertible Debentures (the “Debentures”);
•	limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•	subjecting us to the risk of increased sensitivity to interest rate increases on indebtedness under our credit facilities;
•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the general economy; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our consolidated debt, and the price of our common stock.

We cannot assure you that our cash flow from operations will be sufficient to service our indebtedness.

Our ability to meet our obligations under our indebtedness depends on our ability to generate cash and our ability to receive dividends and distributions from our subsidiaries in the future. This, in turn, is subject to many factors, some of which are beyond our control, including the following:

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

We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our outstanding indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our outstanding indebtedness, and which could have a material and adverse affect on our financial condition.

Our debt agreements contain covenant restrictions that may limit our ability to operate our business.

Our credit facilities contain operating and financial restrictions and covenants that impose operating and financial restrictions on us and require us to meet certain financial tests. Complying with these covenant restrictions may have a negative impact on our business, results of operations and financial condition by limiting our ability to engage in certain transactions or activities, including:

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us, or in declaring and paying dividends to our stockholders. In addition, the failure to comply with these covenants in our credit facilities could result in a default thereunder and a default under the Debentures. Upon the occurrence of such an event of default, the lenders under our credit facilities could elect to declare all amounts outstanding under such agreement, together with accrued interest, to be immediately due and payable. If the lenders accelerate the payment of the indebtedness under our credit facilities, we cannot assure you that the assets securing such indebtedness would be sufficient to repay in full that indebtedness and our other indebtedness, including the Debentures, and which could have a material and adverse affect on our financial condition.

Our controls and procedures may not prevent or detect all errors or acts of fraud.

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

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

Concentrated stock ownership may discourage unsolicited acquisition proposals.

As of February 14, 2008, SZ Investments, L.L.C., together with its affiliate, EGI-Fund (05-07) Investors, L.L.C., referred to as “Fund 05-07” and, collectively with SZ Investments, L.L.C. “SZ Investments,” and Third Avenue Trust, on behalf of Third Avenue Value Fund, referred to as “Third Avenue,” separately own approximately 15.1% and 5.7%, respectively, or when aggregated, approximately 20.8% of our outstanding common stock. Although there are no agreements among SZ Investments and Third Avenue regarding their voting or disposition of shares of our common stock, the level of their combined ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. Further, as a result, these stockholders may continue to have the ability to influence the election or removal of our directors and influence the outcome of matters presented for approval by our stockholders. Circumstances may occur in which the interests of these stockholders could be in conflict with the holders of the Debentures.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own 5.4 acres in Fairfield, New Jersey where our corporate offices reside. In addition, we lease various office facilities in California aggregating approximately 25,539 square feet and we own undeveloped land in Massachusetts and California aggregating approximately 95 acres. As of December 31, 2007, we owned or operated 60 domestic projects consisting of 34 energy-from-waste operations, three landfills, ten transfer stations, six wood waste (biomass) energy projects, two water (hydroelectric) energy projects, and five landfill gas energy projects. Principal projects are described above under Item 1. Business — Domestic Business. Domestic projects noted which we own or lease are conducted at properties, which we also own or lease, aggregating approximately 921 acres, of which approximately 580 acres are owned and approximately 341 acres are leased.

We operate our international projects through a network of offices located in Shanghai and Guangzhou, China; Chennai, India; Manila, Philippines; Bangkok, Thailand; and Birmingham, England, where we lease office space aggregating approximately 23,370 square feet. As of December 31, 2007, we are the part owner/operator of ten international projects of which three are owned or controlled by subsidiaries with businesses conducted at leased properties aggregating approximately 65.8 acres. Principal projects are described above under Item 1. Business — International Business.

Item 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 21. Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On February 14, 2008, there were approximately 1,033 holders of record of our common stock. On February 14, 2008, the closing price of our common stock on the New York Stock Exchange was $26.49 per share. The following table sets forth the high and low stock prices of our common stock for the last two years.

	2007		2006
	High	Low	High	Low

First Quarter	$24.22	$21.29	$18.15	$14.61
Second Quarter	$26.35	$21.69	$18.60	$14.36
Third Quarter	$26.50	$20.60	$21.84	$16.04
Fourth Quarter	$28.82	$23.16	$22.84	$18.52

We have not paid dividends on our common stock and do not expect to declare or pay any dividends in the foreseeable future. We currently intend to retain all earnings to fund operations and expansion of our business. Under current financing arrangements, there are restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances that would likely limit the future payment of dividends on our common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 2007 Recapitalization.

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2007	2006	2005(1)	2004(2)	2003(3)
	(In thousands of dollars, except per share amounts)

Statements of Operations Data
Operating revenues	$1,433,087	$1,268,536	$978,763	$576,196	$41,123
Equity in net income (loss) from unconsolidated investments	$22,196	$28,636	$25,609	$17,024	$(54,877)
Net income (loss)	$130,513	$105,789	$59,326	$34,094	$(69,225)
Income (loss) per share:
Basic	$0.85	$0.73	$0.49	$0.39	$(1.05)
Diluted	$0.85	$0.72	$0.46	$0.37	$(1.05)
Weighted average common shares outstanding:
Basic	152,653	145,663	122,209	88,543	66,073
Diluted	153,997	147,030	127,910	91,199	66,073

	As of December 31,
	2007	2006	2005(1)	2004(2)	2003(3)
	(In thousands of dollars, except per share amounts)

Balance Sheet Data
Cash and cash equivalents	$149,406	$233,442	$128,556	$96,148	$17,952
Restricted funds held in trust	$379,864	$407,921	$447,432	$239,918	$—
Property, plant and equipment, net	$2,620,507	$2,637,923	$2,724,843	$819,400	$254
Total assets	$4,368,499	$4,437,820	$4,702,165	$1,939,081	$162,648
Long-term debt	$1,019,432	$1,260,123	$1,308,119	$312,896	$40,000
Project debt	$1,280,275	$1,435,947	$1,598,284	$944,737	$—
Stockholders’ equity	$1,026,062	$739,152	$599,241	$134,815	$27,791
Book value per share of common stock(4)	$6.67	$5.01	$4.24	$1.84	$0.50
Shares of common stock outstanding	153,922	147,500	141,166	73,430	55,105

(1)	For the year ended December 31, 2005, Covanta ARC Holdings, Inc.’s results of operations were included in our consolidated results subsequent to June 24, 2005.

(2)	For the year ended December 31, 2004, Covanta Energy Corporation’s results of operations were included in our consolidated results subsequent to March 10, 2004.

(3)	For the year ended December 31, 2003, equity in net loss from unconsolidated investments consisted of our equity in the net loss of former investees in the marine services business.

(4)	Book value per share of common stock is calculated by dividing stockholders’ equity by the number of shares of common stock outstanding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.

OVERVIEW

We are a leading developer, owner and operator of infrastructure for the conversion of waste to energy (known as “energy-from-waste”), as well as other waste disposal and renewable energy production businesses in the United States, Europe and Asia. We are organized as a holding company and conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the United States.

We own, have equity investments in, and/or operate 57 energy generation facilities, 47 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, three landfills, and several waste transfer stations.

Our mission is to be the world’s leading energy-from-waste company, with a complementary network of renewable energy generation and waste disposal assets. We expect to build value for our stockholders by satisfying our clients’ waste disposal and energy generation needs with safe, reliable and environmentally superior solutions. In order to accomplish this mission and create additional value for our stockholders, we are focused on:

•	providing customers with superior service and effectively managing our existing businesses;
•	generating sufficient cash to meet our liquidity needs and invest in the business; and
•	developing new projects and making acquisitions to grow our business in the United States, Europe and Asia.

We believe that our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: waste disposal and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: utilizing energy-from-waste reduces greenhouse gas emissions, lowers the risk of groundwater contamination, and conserves land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor to greenhouse gas emissions. As public planners in the United States, Europe and Asia address their needs for more environmentally sensitive waste disposal and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative.

We are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions, and to policy makers seeking to encourage renewable energy technologies as viable alternatives to reliance on fossil fuels as a source of energy.

Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. During the first quarter of 2007, we completed a comprehensive recapitalization utilizing a series of equity and debt financings. With this refinancing, we have greater flexibility to pursue strategic opportunities by investing in the business, and making acquisitions. Additional information related to our recapitalization is described below under Liquidity and Capital Resources — 2007 Recapitalization and Note 6. Long-Term Debt of the Notes to the Consolidated Financial Statements (“Notes”).

We continue to focus on enhancing stockholder value by implementing our financial, operating and growth strategies. Revenues were $1,433 million, $1,269 million and $979 million and operating income was $237 million, $227 million and $146 million for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in revenues and operating income over the past three years is primarily attributable to the successful execution of our operating and growth strategies.

Acquisitions and Business Development

In our domestic business, we are pursuing additional growth opportunities through project expansions, new energy-from-waste and other renewable energy projects, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and landfill businesses.

We are also pursuing international waste and/or renewable energy business opportunities, particularly in markets where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste in order to reduce dependence on landfilling for waste disposal and fossil fuels in order to reduce GHG production. In particular, we are focusing on the United Kingdom, Ireland and China, and are also pursuing opportunities in certain markets in Europe, such as Italy, and in Canada and other markets in the Americas.

During 2007, we continued to grow our business via acquisitions, investments, project expansions, contract extensions and new contracts as described below.

Domestic Business

•	We acquired the operating businesses of EnergyAnswers Corporation (“EnergyAnswers”) for approximately $41 million in cash. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 ton per day (“tpd”) energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Both energy-from-waste projects have “tip fee” type contracts. Approximately 75% of waste revenues are contracted for at these facilities. In addition, we acquired businesses that include a landfill operation in Springfield, Massachusetts, which is used for ash disposal; and two transfer stations, one in Canaan, New York, permitted to transfer 600 tpd of waste, and the other located at the Springfield energy-from-waste facility, permitted to transfer 500 tpd of waste. We subsequently sold certain assets acquired in this transaction for a total consideration of $5.8 million during the fourth quarter of 2007 and during the first quarter of 2008.
•	We acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid $51 million in cash, plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, all located in California’s Central Valley. These facilities added 75 megawatts (“MW”) to our portfolio of renewable energy plants. In addition, we invested approximately $8 million prior to December 31, 2007, and expect to invest an additional $7 million to $12 million during 2008, in capital improvements to increase the facilities’ productivity and improve environmental performance.
•	We entered into a new “tip fee” type contract with the Town of Hempstead in New York for a term of 25 years commencing upon expiration of the existing contract in 2009.
•	We acquired two waste transfer stations in Westchester County, New York from Regus Industries, LLC for cash consideration of approximately $7.3 million. These facilities increased our total waste capacity by approximately 1,150 tpd and enhance our portfolio of transfer stations in the Northeast United States.
•	We acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for cash consideration of approximately $7.5 million. This facility increased our total waste capacity by approximately 700 tpd.

•	We completed the expansion and commenced the operation of the expanded energy-from-waste facility located in and owned by Lee County in Florida. We expanded waste processing capacity from 1,200 tpd to 1,836 tpd and increased gross electricity capacity from 36.9 MW to 57.3 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension expiring in 2024.
•	We entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and obtained a right of first refusal to purchase the facility. Under the agreement, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. Under the agreement, we have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance.
•	We designed, constructed, operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County in Florida. In August 2005, we entered into agreements with Hillsborough County to implement an expansion, and to extend the agreement under which we operate the facility from 2007 to 2027. During 2006, environmental and other project related permits were secured and the expansion construction commenced on December 29, 2006. Completion of the expansion, and commencement of the operation of the expanded project, is expected in early 2009.
•	We acquired an additional 5% ownership interest in Pacific Ultrapower Chinese Station, a biomass energy facility located in California, which increased our equity ownership interest to 55%.

International Business

•	We entered into an agreement to acquire a 40% equity interest in Guangzhou Development Covanta Environmental Energy Co., Ltd (“GDC Environmental Energy”), a company to be located in Guangzhou Municipality, Peoples Republic of China. GDC Environmental Energy will be a newly-formed entity involved in developing energy-from-waste projects in Guangdong Providence in Southeast China. Guangzhou Development Industry (Holdings) Co., Ltd. holds the remaining 60% equity interest in GDC Environmental Energy through a wholly-owned subsidiary. Our investment in GDC Environmental Energy is subject to various regulatory approvals and is expected to be completed during early 2008.
•	We purchased a 40% equity interest in Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, Peoples Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects. Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest in Sanfeng. We paid approximately $10 million in connection with our investment in Sanfeng. We expect to utilize Sanfeng as a key component of our effort to grow our energy-from-waste business in China. We expect to make additional investments as and when Sanfeng is successful in developing additional projects.
•	We announced that we have entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project, which marks our most significant entry to date into the European waste and renewable energy markets, is being developed and will be owned by Dublin Waste to Energy Limited, which is co-owned by us and DONG Energy Generation A/S. As part of the transaction, we purchased a controlling stake in Dublin Waste to Energy Limited. Under the Dublin project agreements, several customary conditions must be satisfied before construction can begin, including the issuance of all required licenses and permits. The permitting process is underway and construction is expected to commence in late 2008.

We are responsible for the design and construction of the project, which is estimated to cost approximately 300 million euros and will require 36 months to complete. We will operate and maintain the project for Dublin Waste to Energy Limited, which has a 25-year “Tip Fee” type contract with Dublin to provide disposal service for approximately 320,000 metric tons of waste annually. The project is structured on a build-own-operate-transfer model, where ownership will transfer to Dublin after the 25-year term, unless extended. The project is expected to sell electricity into the local grid under short-term arrangements. We have committed to provide financing for all phases of the project, along with DONG Energy Generation A/S;

however, we expect that numerous project financing structures will be available once the initial development phase is complete.

Business Segments

Prior to January 1, 2007, we had two reportable business segments — Waste and Energy Services and Other Services. Given our increased focus on developing our international business, during the first quarter of 2007, we segregated what we previously had reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment and was comprised of the holding company and insurance subsidiaries’ operations, did not meet the quantitative thresholds which required separate disclosure as a reportable segment. Therefore, our reportable segments are now Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

The financial results of the holding company primarily consist of interest expense and income. General and administrative expenses related to legal and other professional fees and insurance are reimbursed by the operating subsidiaries under an administrative services agreement.

Our predominant business is the waste and energy services business, however our historical consolidated operations were conducted in the insurance industry prior to the acquisition of Covanta Energy in March 2004. Our insurance business continues to represent an important element of our structure in that our net operating loss carryforwards (“NOLs”) were primarily generated through the operations of these former subsidiaries. See Note 9. Income Taxes of the Notes for more information about our NOLs.

Domestic

For all energy-from-waste projects, we receive revenue from two primary sources: fees charged for operating projects or processing waste received and payments for electricity and steam sales. We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste disposal fees or operating fees. In addition, we own and in some cases operate, other renewable energy projects in the United States which generate electricity from wood waste (biomass), landfill gas, and hydroelectric resources. The electricity from these projects is sold to utilities. For these projects, we receive revenue from electricity sales, and in some cases cash from equity distributions.

International

We also engage in the independent power production and energy-from-waste businesses outside the United States, through field offices where local management is focused on operating existing businesses and pursuing growth opportunities. Through subsidiaries, we have ownership interests in, and/or operate facilities in the Philippines, China, Bangladesh, India, Costa Rica, and Italy. The Costa Rica facilities generate electricity from hydroelectric resources while the other independent power production facilities generate electricity and steam by combusting coal, natural gas, or heavy fuel oil. In addition, two facilities in China and one facility in Italy generate electricity by processing waste received. For these projects, our international subsidiary receives revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

Contract Structures

We have 24 energy-from-waste projects where we charge a fixed fee (which escalates over time pursuant to contractual indices that we believe are appropriate to reflect price inflation) for operation and maintenance services. We refer to these projects as having a “Service Fee” structure. Our contracts at Service Fee projects provide revenue that does not materially vary based on the amount of waste processed or energy generated and as such is relatively stable for the contract term. In addition, at most of our Service Fee projects, the operating subsidiary retains only a fraction of the energy revenues generated, with the balance used to provide a credit to the municipal client against its disposal costs. Therefore, in these projects, the municipal client derives most of the benefit and risk of energy production and changing energy prices.

We also have 13 energy-from-waste projects where we receive a per-ton fee under contracts for processing waste. We refer to these projects as having a “Tip Fee” structure. At Tip Fee projects, we generally enter into long-term waste disposal contracts for a substantial portion of project disposal capacity and retain all of the energy revenue generated. These Tip Fee service agreements include stated fixed fees earned by us for processing waste up to certain base contractual amounts during specified periods. These Tip Fee service agreements also set forth the per-ton fees that are payable if we accept waste in excess of the base contractual amounts. The waste disposal and energy revenue from these projects is more dependent upon operating performance and, as such, is subject to greater revenue fluctuation to the extent performance levels fluctuate.

Under both structures, our returns are expected to be stable if we do not incur material unexpected operation and maintenance costs or other expenses. In addition, most of our energy-from-waste project contracts are structured so that contract counterparties generally bear, or share in, the costs associated with events or circumstances not within our control, such as uninsured force majeure events and changes in legal requirements. The stability of our revenues and returns could be affected by our ability to continue to enforce these obligations. Also, at some of our energy-from-waste facilities, commodity price risk is mitigated by passing through commodity costs to contract counterparties. With respect to our other domestic renewable energy projects and international independent power projects, such structural features generally do not exist because either we operate and maintain such facilities for our own account or we do so on a cost-plus basis rather than a fixed-fee basis.

At some of our domestic renewable energy and international independent power projects, our operating subsidiaries purchase fuel in the open markets which exposes us to fuel price risk. At other plants, fuel costs are contractually included in our electricity revenues, or fuel is provided by our customers. In some of our international projects, the project entity (which in some cases is not our subsidiary) has entered into long-term fuel purchase contracts that protect the project from changes in fuel prices, provided counterparties to such contracts perform their commitments.

Contract Duration

We operate energy-from-waste projects under long-term agreements. For those projects we own, our contract to sell the project’s energy output (either electricity or steam) generally expires at or after the date when the initial term of our contract to operate or receive waste also expires. Expiration of these contracts will subject us to greater market risk in maintaining and enhancing revenues as we enter into new contracts. Following the expiration of the initial contracts, we intend to enter into replacement or additional contracts for waste supplies and will sell our energy output either into the regional electricity grid or pursuant to new contracts. Because project debt on these facilities will be paid off at such time, we believe that we will be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. For those projects we operate but do not own, prior to the expiration of the initial term of our operating contract, we will seek to enter into renewal or replacement contracts to continue operating such projects. We will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire.

Energy-from-Waste Project Ownership

In our domestic business, we operate many publicly-owned energy-from-waste facilities and own and operate many other energy-from-waste facilities. In addition, as a result of acquisitions of additional projects originally owned or operated by other vendors, we operate several projects under a lease structure where a third party lessor owns the project. Regardless of ownership structure, we provide the same service to our municipal clients and customers.

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

At all projects where a Service Fee structure exists (regardless of ownership structure), our municipal clients are generally responsible contractually for paying the project debt after construction is complete. At the 11 publicly-owned Service Fee projects we operate, the municipality pays periodic debt service directly to a trustee under an indenture. We own 13 projects where a Service Fee structure exists, and at these projects the municipal client pays debt service as a component of a monthly service fee payment to us.

Under these service agreements, we bill municipalities fees to service project debt (principal and interest). The amounts billed, and the amount of cash we receive from these municipalities, are based on the actual principal amortization schedule for the project bonds. However, we recognize revenue on a levelized basis over the term of the applicable service agreement. In the beginning of the service agreement, principal billed and cash received is less than the amount of levelized revenue recognized related to principal. At some point during the service agreement, the amount we bill will exceed the levelized revenue. In the final year(s) of a contract, cash is utilized from debt service reserve accounts to pay remaining principal amounts due to project bondholders and such amounts are no longer billed to or paid by municipalities. Generally, therefore, in the last year of the applicable service agreement, little or no cash is received from municipalities relating to project debt, while our levelized service revenue continues to be recognized until the expiration date of the term of the service agreement.

For all projects where a Tip Fee structure exists and neither debt service nor lease rent is expressly included in the fee paid to us. Accordingly, we do not record revenue reflecting principal on this project debt or on lease rent. In most cases, our operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest, or lease rent, when due.

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

Seasonal Trends

Our quarterly operating income from domestic and international operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We typically conduct scheduled maintenance periodically each year, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expenses and receive less revenue, until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period is typically more extensive than scheduled maintenance conducted during the fall. As a result, we typically incur the highest maintenance expense in the first half of the year. Given these factors, we typically experience lower operating income from our projects during the first six months of each year and higher operating income during the second six months of each year.

Other Factors Affecting Performance

We have historically performed our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited our exposure for risks not within our control. With respect to projects acquired in acquisitions, we have assumed contracts where there is less contractual protection against such risks and more exposure to market influences. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.

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

General financial performance at our international projects is also affected by the following:

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

RESULTS OF OPERATIONS

As discussed above, during the first quarter of 2007, we segregated what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

The comparability of the information provided below with respect to our revenues, expenses and certain other items for periods during each of the years presented was affected by several factors, in addition to the Covanta ARC Holdings, Inc. (“ARC Holdings”) acquisition in June 2005. Our Warren County, New Jersey energy-from-waste facility emerged from bankruptcy on December 15, 2005 and was included as a consolidated subsidiary since its emergence date. Our Huantai and Linan coal facilities, both of which were located in China, were sold in June 2006 and September 2007, respectively, and were not included as consolidated subsidiaries since their respective disposition dates. As outlined above under Acquisitions and Business Development, our acquisition and business development initiatives in 2007 resulted in various additional projects which increased comparative 2007 revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

RESULTS OF OPERATIONS — Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Our consolidated results of operations are presented on a reported basis in the table below (in thousands of dollars, except per share amounts):

	For the Years Ended		Increase
	December 31,		(Decrease)
	2007	2006	2007 vs 2006

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$1,433,087	$1,268,536	$164,551
Total operating expenses	1,196,477	1,041,776	154,701

Operating income	236,610	226,760	9,850

Other income (expense):
Investment income	10,578	11,770	(1,192)
Interest expense	(67,104)	(109,507)	(42,403)
Loss on extinguishment of debt	(32,071)	(6,795)	25,276

Total other expenses	(88,597)	(104,532)	(15,935)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	148,013	122,228	25,785
Income tax expense	(31,040)	(38,465)	(7,425)
Minority interests	(8,656)	(6,610)	2,046
Equity in net income from unconsolidated investments	22,196	28,636	(6,440)

NET INCOME	$130,513	$105,789	24,724

Weighted Average Common Shares Outstanding:
Basic	152,653	145,663	6,990

Diluted	153,997	147,030	6,967

Earnings Per Share:
Basic	$0.85	$0.73	$0.12

Diluted	$0.85	$0.72	$0.13

The following general discussions should be read in conjunction with the above table, the consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenues and operating expenses, and the quantification of specific factors affecting or causing such changes, is provided in the Domestic and International segment discussions below.

Consolidated Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2007 vs. Reported Results for the Year Ended December 31, 2006

Operating revenues increased by $164.6 million primarily due to the following:

•	contribution from new businesses acquired,
•	increased construction revenues relating to expansion of our Hillsborough County facility,
•	higher waste and service revenues at our existing energy-from-waste facilities, and
•	increased demand from the electricity offtaker at our Indian facilities and resulting higher electricity generation.

Operating expenses increased by $154.7 million primarily due to the following:

•	operating costs of new businesses acquired,
•	increased construction expenses relating to the expansion of our Hillsborough County facility,
•	increased plant operating expenses due to normal escalations in costs, such as wages, materials, and plant maintenance,
•	expenses incurred as a result of a fire at our SEMASS energy-from-waste facility on March 31, 2007, and

•	increased plant operating expenses at our Indian facilities primarily due to increased demand from the electricity offtaker and resulting higher generation.

Investment income decreased by $1.2 million primarily due to lower invested cash balances and lower interest rates on invested funds. Interest expense decreased by $42.4 million primarily due to lower loan balances and lower interest rates resulting from the 2007 recapitalization. As a result of the recapitalization in the first quarter of 2007, we recognized a loss on extinguishment of debt charge of approximately $32.1 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements in February 2007. In May 2006, as a result of amendments to our financing arrangements that existed at that time, we recognized a loss on extinguishment of debt of $6.8 million for the year ended December 31, 2006. See Note 6. Long-Term Debt of the Notes for additional information.

Equity in net income from unconsolidated investments decreased by $6.4 million primarily due to the effects of the following factors relating to Quezon Power, Inc. (“Quezon”) in the Philippines:

•	Quezon recorded a cumulative deferred income tax benefit in 2006 of $31.7 million, of which $7.0 million relates to our equity share in Quezon. The realization of this deferred tax benefit is subject to fluctuations in the value of the Philippine peso versus the U.S. dollar. During the year ended December 31, 2007, we reduced the cumulative deferred income tax benefit by approximately $4.3 million, as a result of the strengthening of the Philippine peso versus the U.S. dollar;

•	A decrease in equity in net income from unconsolidated investments for the year ended December 31, 2007 of approximately $4.1 million due to increased tax expense for Quezon related to the conclusion of a six-year income tax holiday in May 2006;

•	Quezon recorded a gain resulting from a settlement with Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, related to various issues which had been pending for several years, including certain amendments to the contract to modify certain commercial terms and to resolve issues relating to the project’s performance during its first year of operation. The settlement primarily includes payment by Meralco to Quezon of approximately $8.5 million of prior uncollected receivables, of which $1.9 million relates to our equity share in Quezon.

See Note 8. Equity Method Investments of the Notes for additional information.

Income tax expense decreased by $7.4 million primarily due to a reduction of the valuation allowance by $35.0 million, as discussed in Note 9. Income Taxes of the Notes. This was partially offset by expiring NOL tax benefits of $6.0 million and taxes at the statutory rate on increased pre-tax income resulting primarily from lower interest expense. During 2006, we recorded a one-time tax benefit of $10 million associated with the adoption of the permanent reinvestment exception under Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”) as discussed in Note 9. Income Taxes of the Notes.

Domestic Business Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2007 vs. Reported Results for the Year Ended December 31, 2006

The domestic business results of operations are presented on a reported basis in the table below (in thousands of dollars):

	For the Years Ended December 31,		Increase (Decrease)
	2007	2006	2007 vs 2006

Waste and service revenues	$860,252	$813,260	$46,992
Electricity and steam sales	325,804	301,339	24,465
Other operating revenues	59,561	3,328	56,233

Total operating revenues	1,245,617	1,117,927	127,690

Plant operating expenses	664,641	612,202	52,439
Depreciation and amortization expense	187,875	184,921	2,954
Net interest expense on project debt	48,198	53,270	(5,072)
General and administrative expenses	71,022	66,439	4,583
Other operating expense (income)	53,789	(5,388)	59,177

Total operating expenses	1,025,525	911,444	114,081

Operating income	$220,092	$206,483	13,609

Operating Revenues

Variances in revenues for the domestic segment are as follows (in millions of dollars):

	Domestic Segment
	Operating Revenue Variances
	Existing	New
	Business	Business	Total

Waste and service revenues
Service fee	$5.2	$14.9	$20.1
Tip fee	4.7	13.9	18.6
Scrap metal	8.2	0.1	8.3

Total waste and service revenues	18.1	28.9	47.0
Electricity and steam sales	9.7	14.8	24.5
Other operating revenues	56.2	—	56.2

Total operating revenues	$84.0	$43.7	$127.7

•	Revenues from Service Fee arrangements for existing businesses increased primarily due to contractual escalations, partially offset by lower revenues earned explicitly to service debt of $4.8 million.
•	Revenues from Tip Fee arrangements for existing businesses increased primarily due to pricing escalations, partially offset by a decrease in waste volume and reduced revenues of $4.1 million at our SEMASS facility following its fire on March 31, 2007.
•	Scrap metal revenues increased primarily due to higher pricing for ferrous and non-ferrous metal.
•	Electricity and steam sales for existing business increased primarily due to higher energy rates. This increase was partially offset by energy rate settlements of $3.7 million related to prior years, and a decrease in revenues of $1.9 million due to lower waste volume resulting from the temporary suspension of operations at our SEMASS facility following its fire on March 31, 2007.
•	Other operating revenues increased primarily due to construction revenues related to the expansion for the Hillsborough County facility.

Operating Expenses

Variances in plant operating expenses for the domestic segment are as follows (in millions of dollars):

	Domestic Segment
	Operating Expense Variances
	Existing	New
	Business	Business	Total

Total plant operating expenses	$10.7	$41.7	$52.4

Existing business plant operating expenses increased by $10.7 million primarily due to normal escalations in costs such as wages, materials and plant maintenance, and higher stock-based compensation expense of $2.0 million. In addition, costs related to the fire at the SEMASS energy-from-waste facility were $3.3 million, which was net of $2.7 million and $2.0 million of insurance recoveries for clean-up costs and business interruption, respectively.

Depreciation and amortization expense increased by $3.0 million primarily due to additions of property, plant and equipment.

Net interest expense on project debt decreased by $5.1 million primarily due to lower project debt balances.

General and administrative expenses increased by $4.6 million primarily due to increased stock-based compensation expense and increased business development spending.

On March 31, 2007, our SEMASS energy-from-waste facility experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $17.3 million, pre-tax, which represented the net book value of the assets destroyed. The cost of repair or replacement, and business interruption losses, were insured under the terms of applicable insurance policies, subject to deductibles. During the year ended December 31, 2007, we recorded insurance recoveries of $17.3 million related to repair and reconstruction, $2.7 million related to clean-up costs and $2.0 million related to business interruption losses. Insurance recoveries were recorded as a reduction to the loss related to the write-down of assets where such recoveries related to repair and reconstruction costs, or as a reduction to operating expenses where such recoveries related to other costs or business interruption losses.

Other operating expense increased by $59.2 million primarily due to costs related to expansion construction at the Hillsborough County facility. See Note 12. Supplementary Financial Information of the Notes for additional information.

International Business Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2007 vs. Reported Results for the Year Ended December 31, 2006

The international business results of operations are presented on a reported basis in the table below (in thousands of dollars):

	For the Years Ended		Increase
	December 31,		(Decrease)
	2007	2006	2007 vs 2006

Waste and service revenues	$4,144	$4,373	$(229)
Electricity and steam sales	173,073	132,495	40,578

Total operating revenues	177,217	136,868	40,349

Plant operating expenses	136,919	99,954	36,965
Depreciation and amortization expense	8,998	8,193	805
Net interest expense on project debt	6,381	6,940	(559)
General and administrative expenses	8,584	4,394	4,190
Other operating income	(3,848)	(2,452)	1,396

Total operating expenses	157,034	117,029	40,005

Operating income	$20,183	$19,839	344

Variances in revenues and plant operating expenses for the international segment are as follows (in millions of dollars):

	International Segment
	Operating Revenue	Plant Operating Expense
	Variances	Variances

Indian facilities energy sales	$49.1	$43.8
Yanjiang steam sales	(1.9)	(1.5)
Sale of Huantai facility	(2.9)	(2.6)
Sale of Linan facility	(3.7)	(3.2)
Other	(0.3)	0.5

Total	$40.3	$37.0

The increases in revenues and plant operating expenses under energy contracts at both Indian facilities resulted primarily from increased demand from the electricity offtaker and resulting higher electricity generation. The decreases in revenues and plant operating expenses from the Yanjiang facility in China resulted from lower steam sales. Additional decreases in revenues and plant operating expenses resulted from the sale of the Huantai coal facility in China during the second quarter of 2006 and the sale of the Linan coal facility in China during the third quarter of 2007.

Depreciation and amortization expense increased by $0.8 million primarily due to the foreign currency translation effects at our facilities in India.

Net interest expense on project debt decreased by $0.6 million primarily due to the scheduled quarterly pay down of project debt at both Indian facilities.

General and administrative expenses increased by $4.2 million primarily due to normal wage and benefit escalations and additional business development spending.

Other operating income increased by $1.4 million primarily due to the $1.7 million gain related to the sale of the Linan coal facility in China during the third quarter of 2007 combined with a $1.0 million re-measurement gain on the foreign currency denominated debt at one of the Indian facilities, compared to a $1.2 million gain related to the sale of the Huantai coal facility in China during the second quarter of 2006.

RESULTS OF OPERATIONS — Year Ended December 31, 2006 vs. Year Ended December 31, 2005

The results of operations for the year ended December 31, 2005 are not representative of our ongoing results since the results of operations for ARC Holdings’ were only included in our consolidated results of operations from June 25, 2005 forward. Therefore, given the significance of the ARC Holdings acquisitions to our results of operations and financial condition, we believe that an understanding of our reported results, trends and ongoing performance is enhanced by presenting results on a pro forma basis for the year ended December 31, 2005 at both the consolidated and Domestic and International segment levels. Our consolidated and segment results of operations, as reported and where applicable, on a pro forma basis, are summarized in the tables and discussions below. However, the pro forma results are equivalent to reported results for the year ended December 31, 2006 as there are no pro forma adjustments for this period. The pro forma based presentation for the year ended December 31, 2005 assumes that the acquisition of ARC Holdings occurred on January 1, 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2005 or that may result in the future. In addition, the pro forma information provided has not been adjusted to reflect any operating efficiencies that have been realized as a result of the ARC Holdings acquisition. The pro forma adjustments are described starting on page 54.

Our consolidated results of operations are presented on both a reported and pro forma basis in the table below (in thousands of dollars, except per share amounts):

	For the Years Ended December 31,
	Reported		Pro Forma
	2006	2005	2006	2005
			(Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$1,268,536	$978,763	$1,268,536	$1,209,075
Total operating expenses	1,041,776	832,547	1,041,776	1,016,431

Operating income	226,760	146,216	226,760	192,644

OTHER INCOME (EXPENSE):
Investment income	11,770	6,129	11,770	7,354
Interest expense	(109,507)	(89,973)	(109,507)	(119,244)
Loss on extinguishment of debt	(6,795)	—	(6,795)	—
Gain on derivative instruments, ACL warrants	—	15,193	—	15,193

Total other expenses	(104,532)	(68,651)	(104,532)	(96,697)

Income before income taxes, minority interests and equity in net income from unconsolidated investments	122,228	77,565	122,228	95,947
Income tax expense	(38,465)	(34,651)	(38,465)	(43,176)
Minority interests	(6,610)	(9,197)	(6,610)	(9,253)
Equity in net income from unconsolidated investments	28,636	25,609	28,636	25,609

NET INCOME	$105,789	$59,326	$105,789	$69,127

Weighted Average Common Shares Outstanding:
Basic	145,663	122,209	145,663	139,996

Diluted	147,030	127,910	147,030	145,698

EARNINGS PER SHARE:
Basic	$0.73	$0.49	$0.73	$0.49

Diluted	$0.72	$0.46	$0.72	$0.47

The following general discussions should be read in conjunction with the above table, the consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report. Additional detail related to operating revenues and operating expenses, and the quantification of specific factors affecting or causing such changes, is provided in the Domestic and International segment discussions below.

Consolidated Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2006 vs. Reported Results for the Year Ended December 31, 2005

Our operating revenues increased by $289.8 million primarily from increases in waste and service revenues of $179.1 million and increases in electricity and steam sales of $111.1 million. Our operating income increased by $80.5 million resulting primarily from impacts of the businesses acquired as part of the ARC Holdings acquisition in the second quarter of 2005, combined with increased operating revenues, cost reduction initiatives in 2006 in the Domestic segment and lower operating expenses due to the absence of an aggregate of $17.1 million of expenses in 2005 related to the California Grantor Trust Settlement, acquisition-related charges and restructuring charges. For additional information, see Note 3. Acquisitions, Business Development and Dispositions and Note 9. Income Taxes of the Notes.

Our total investment income increased by $5.6 million primarily due to higher invested cash balances. Interest expense increased by $19.5 million primarily due to financing arrangements put into place as part of the ARC Holdings acquisition in June 2005. As a result of amendments to our financing arrangements in May 2006, a loss on extinguishment of debt of $6.8 million was recognized for the year ended December 31, 2006. For the year ended December 31, 2005, we realized a pre-tax gain on derivative instruments of $15.2 million related to an investment in American Commercial Lines LLC (“ACL”) warrants which was liquidated in October 2005 as discussed in Note 19. Financial Instruments of the Notes.

Equity in net income from unconsolidated investments increased by $3.0 million primarily due to $1.5 million related to earnings from domestic investments combined with $1.5 million related to the effects of the following factors relating to Quezon in the Philippines:

•	the absence during 2006 of a major scheduled turbine-generator maintenance project that occurred during 2005 that is generally scheduled twice in a seven-year cycle combined with lower project debt interest expense;
•	a $7.0 million cumulative deferred income tax benefit, which relates to our equity share in the $31.7 million cumulative deferred income tax benefit recorded by Quezon in the second quarter of 2006 related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years, offset by a $2.1 million adjustment to this deferred tax asset as a result of strengthening of the Philippine peso versus the U.S. dollar in the last six months of 2006;
•	a $2.3 million write-off of a deferred income tax asset due to a change in the deductibility of the amortization of deferred financing costs; and
•	an increase in tax expense of approximately $4.1 million related to the conclusion of a six-year income tax holiday in May 2006.

Income tax expense increased by $3.8 million due to higher taxable income primarily from impacts of the businesses acquired as part of the ARC Holdings acquisition offset by a one-time tax benefit of $10 million recorded during 2006 associated with the adoption of the permanent reinvestment exception under APB 23 as discussed in Note 9. Income Taxes of the Notes.

Consolidated Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2006 vs. Pro Forma Results for the Year Ended December 31, 2005

Our operating revenues increased by $59.5 million primarily from increases in waste and service revenues of $28.5 million and increases in electricity and steam sales of $31.4 million due to contract fee escalations and higher energy and ferrous and non-ferrous metal prices. Our operating income increased by $34.1 million primarily due to higher operating revenues, cost reduction initiatives and reduced operating expenses due to the absence of $10.3 million of expenses in 2005 related to the California Grantor Trust Settlement. For additional information, see Note 9. Income Taxes of the Notes.

Our total investment income increased by $4.4 million primarily due to higher invested cash balances. Interest expense decreased by $9.7 million primarily due lower outstanding debt balances and lower interest rates relating to amendments to our financing arrangements in May 2006. As a result of these 2006 amendments, a loss on extinguishment of debt of $6.8 million was recognized for the year ended December 31, 2006. For the year ended December 31, 2005, we realized a pre-tax gain on derivative instruments of $15.2 million related to an investment in ACL warrants which was liquidated in October 2005 as discussed in Note 19. Financial Instruments of the Notes.

Equity in net income from unconsolidated investments increased by $3.0 million primarily due to $1.5 million related to earnings from domestic investments combined with $1.5 million related to the effects of the following factors relating to the Quezon facility:

•	the absence during 2006 of a major scheduled turbine-generator maintenance project that occurred during 2005 that is generally scheduled twice in a seven-year cycle combined with lower project debt interest expense;

•	a $7.0 million cumulative deferred income tax benefit, which relates to our equity share in the $31.7 million cumulative deferred income tax benefit recorded by Quezon in the second quarter of 2006 related to unrealized foreign exchange losses that are expected to be tax deductible for Philippine tax purposes in future years, offset by a $2.1 million adjustment to this deferred tax asset as a result of strengthening of the Philippine peso versus the U.S. dollar in the last six months of 2006;
•	a $2.3 million write-off of a deferred income tax asset due to a change in the deductibility of the amortization of deferred financing costs; and
•	an increase in tax expense of approximately $4.1 million related to the conclusion of a six-year income tax holiday in May 2006.

Income tax expense decreased by $4.7 million primarily due to a one-time tax benefit of $10 million recorded during the three months ended June 30, 2006 associated with the adoption of the permanent reinvestment exception under APB 23 offset by higher taxable income. For additional detail, see Note 9. Income Taxes of the Notes.

Domestic Business Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2006 vs. Pro Forma Results for the Year Ended December 31, 2005

The domestic business results of operations are presented on both a reported and pro forma basis in the table below (in thousands of dollars):

	For the Years Ended December 31,
	Reported		Pro Forma
	2006	2005	2006	2005
			(Unaudited)

Waste and service revenues	$813,260	$634,268	$813,260	$784,920
Electricity and steam sales	301,339	194,057	301,339	273,717
Other operating revenues	3,328	2,693	3,328	2,693

Total operating revenues	1,117,927	831,018	1,117,927	1,061,330

Plant operating expenses	612,202	471,641	612,202	578,394
Depreciation and amortization expense	184,921	116,083	184,921	174,610
Net interest expense on project debt	53,270	44,762	53,270	59,828
General and administrative expenses	66,439	59,249	66,439	68,983
California Grantor Trust Settlement	—	10,342	—	10,342
Acquisition-related charges	—	3,950	—	—
Other operating income	(5,388)	(3,651)	(5,388)	(3,132)

Total operating expenses	911,444	702,376	911,444	889,025

Operating income	$206,483	$128,642	$206,483	$172,305

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

General and administrative expenses decreased by $2.5 million primarily due to synergies from the ARC Holdings acquisition partially offset by wage escalations and increased development spending.

During the fourth quarter of 2005, we incurred $10.3 million of allocated expenses relating to the California Grantor Trust Settlement. For additional information, see Note 9. Income Taxes of the Notes.

Other operating income increased by $2.3 million primarily due to final distributions and settlements of disputed matters relating to Covanta Energy’s reorganization, and insurance recoveries.

International Business Results of Operations — Comparison of Reported Results for the Year Ended December 31, 2006 vs. Pro Forma Results for the Year Ended December 31, 2005

The international business results of operations are presented on both a reported and pro forma basis in the table below (in thousands of dollars):

	For the Years Ended December 31,
	Reported		Pro Forma
	2006	2005	2006	2005
			(Unaudited)

Waste and service revenues	$4,373	$4,235	$4,373	$4,235
Electricity and steam sales	132,495	128,713	132,495	128,713

Total revenues	136,868	132,948	136,868	132,948

Plant operating expenses	99,954	87,997	99,954	87,997
Depreciation and amortization expense	8,193	8,731	8,193	8,731
Net interest expense on project debt	6,940	7,669	6,940	7,669
General and administrative expenses	4,394	4,967	4,394	4,967
Restructuring charges	—	2,765	—	—
Other operating (income) expenses	(2,452)	2,764	(2,452)	2,764

Total operating expenses	117,029	114,893	117,029	112,128

Operating income	$19,839	$18,055	$19,839	$20,820

Variances in revenues and plant operating expenses for the international segment are as follows (in millions of dollars):

	International Segment
	Operating Revenue	Plant Operating Expense
	Variances	Variances

Indian facilities energy sales	$16.6	$18.9
Yanjiang and Linan steam sales	(1.3)	(0.7)
Debt service component of revenue	(1.1)	—
Provision related to dispute with off-taker	(1.4)	—
Sale of Huantai facility	(9.0)	(7.4)
Other	0.1	1.2

Total	$3.9	$12.0

The increases in revenues and plant operating expenses under energy contracts at both Indian facilities resulted primarily from higher fuel costs passed through to the electricity offtaker. The decreases in revenues and plant operating expenses from the Yanjiang and Linan coal facilities in China resulted from lower steam sales. Additional decreases in revenues and plant operating expenses resulted from the sale of the Huantai coal facility in China during the second quarter of 2006.

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

Pro Forma Reconciliations

The following tables provide reconciliations from the as reported results to the pro forma results presented above for the consolidated and Domestic and International segments where applicable (in thousands of dollars, except per share amounts). Notes to the pro forma reconciliations begin directly after the tables.

CONSOLIDATED PRO FORMA RECONCILIATIONS

	Year Ended December 31, 2005
		Acquisition	Pro forma
	As Reported	Activity	Adjust.	Pro Forma
		(Unaudited)

Operating revenues
Waste and service revenues	$638,503	$148,792	$1,860	$789,155
Electricity and steam sales	322,770	79,660	—	402,430
Other operating revenues	17,490	—	—	17,490

Total operating revenues	978,763	228,452	1,860	1,209,075

Operating expenses
Plant operating expenses	559,638	103,617	3,136	666,391
Depreciation and amortization expense	124,925	57,032	1,495	183,452
Net interest expense on project debt	52,431	13,964	1,102	67,497
General and administrative expenses	67,481	52,133	(42,399)	77,215
California Grantor Trust Settlement	10,342	—	—	10,342
Restructuring charges	2,765	—	(2,765)	—
Acquisition-related charges	3,950	—	(3,950)	—
Other operating expenses	11,015	519	—	11,534

Total operating expenses	832,547	227,265	(43,381)	1,016,431

Operating income	146,216	1,187	45,241	192,644

Other income (expenses)
Investment income	6,129	1,225	—	7,354
Interest expense	(89,973)	(26,368)	(2,903)	(119,244)
Gain on derivative instruments, ACL warrants	15,193	—	—	15,193

Total other expenses	(68,651)	(25,143)	(2,903)	(96,697)

Income before income tax (expense) benefit, minority interest and equity in net income from unconsolidated investments	77,565	(23,956)	42,338	95,947
Income tax expense	(34,651)	6,033	(14,558)	(43,176)
Minority interest	(9,197)	(56)	—	(9,253)
Equity in net income of unconsolidated investments	25,609	—	—	25,609

Net income	$59,326	$(17,979)	$27,780	$69,127

Weighted Average Common Shares Outstanding:
Basic	122,209	—	17,787	139,996

Diluted	127,910	—	17,788	145,698

Earnings Per Share:
Basic	$0.49			$0.49

Diluted	$0.46			$0.47

DOMESTIC AND INTERNATIONAL BUSINESS PRO FORMA RECONCILIATIONS

	Year Ended December 31, 2005
	Domestic				International
		Acquisition	Pro Forma			Acquisition	Pro Forma
	As Reported	Activity	Adjust.	Pro Forma	As Reported	Activity	Adjust.	Pro Forma
				(Unaudited)

Operating revenues
Waste and service revenues	$634,268	$148,792	$1,860	$784,920	$4,235	$—	$—	$4,235
Electricity and steam sales	194,057	79,660	—	273,717	128,713	—	—	128,713
Other operating revenues	2,693	—	—	2,693	—	—	—	—

Total operating revenues	831,018	228,452	1,860	1,061,330	132,948	—	—	132,948

Operating expenses
Plant operating expenses	471,641	103,617	3,136	578,394	87,997	—	—	87,997
Depreciation and amortization expense	116,083	57,032	1,495	174,610	8,731	—	—	8,731
Net interest expense on project debt	44,762	13,964	1,102	59,828	7,669	—	—	7,669
General and administrative expenses	59,249	52,133	(42,399)	68,983	4,967	—	—	4,967
California Grantor Trust Settlement	10,342	—	—	10,342	—	—	—	—
Acquisition-related charges	3,950	—	(3,950)	—	—	—	—	—
Restructuring charges	—	—	—	—	2,765	—	(2,765)	—
Other operating (income) expenses	(3,651)	519	—	(3,132)	2,764	—	—	2,764

Total operating expenses	702,376	227,265	(40,616)	889,025	114,893	—	(2,765)	112,128

Operating income	$128,642	$1,187	$42,476	$172,305	$18,055	$—	$2,765	$20,820

Notes To Pro Forma Reconciliations

Pro Forma Assumptions

The unaudited pro forma combined consolidated financial statements reflect the following assumptions:

ARC Holdings’ Transactions — Acquisition Activity:

•	Represents ARC Holdings’ results of operations prior to June 25, 2005 for the pro forma year ended December 31, 2005.
•	We acquired 100% of the issued and outstanding shares of ARC Holdings’ capital stock on January 1, 2005 on the same terms described in Note 3. Acquisitions, Business Development and Dispositions of the Notes.
•	The debt structure that was in place as of January 1, 2005 was assumed to be refinanced (prior to the amendment to the credit facilities on May 26, 2006) on the same terms described in Note 3. Acquisitions, Business Development and Dispositions of the Notes in connection with the acquisition of ARC Holdings.

Pro Forma Adjustments

The following are a summary of the pro forma adjustments made:

•	Waste and service revenues: To record additional revenues prior to June 25, 2005, as a result of conforming debt service revenue recognition at ARC Holdings subsidiaries to our debt service revenue recognition policy, which policy has been implemented by ARC Holdings since its acquisition.
•	Plant operating expenses: To record as rent expense the net impact of the change in the fair value of a lease owned by an operating subsidiary of ARC Holdings as of January 1, 2005.

•	Depreciation and amortization expense: To reverse historical depreciation and amortization expense and to record pro forma depreciation and amortization expense based on fair values assigned to ARC Holdings’ property, plant and equipment and amortizable intangible assets prior to its acquisition date of June 24, 2005.
•	Net interest expense on project debt: To reverse ARC Holdings’ project debt prior bond issuance cost amortization and to record the impact of fair value adjustments to ARC Holdings’ project debt prior to its acquisition date of June 24, 2005.
•	General and administrative expenses: To reverse ARC Holdings’ executive compensation of approximately $30 million and related expenses of approximately $12 million in the periods prior to its acquisition date of June 24, 2005.
•	Restructuring charges: To reverse severance and incentive payments to certain of our international business executives as a result of overhead reductions made possible by the elimination of international’s separate capital structure and debt repayments in connection with the refinancing of debt.
•	Acquisition-related charges: To reverse employee bonuses and integration expenses as a result of the acquisition of ARC Holdings.
•	Interest expense: To reverse ARC Holdings’ pre-acquisition period amortization of deferred financing costs; to record the impact of the fair value adjustment to the intermediate debt of ARC Holdings; to record the effect of the fair value adjustment associated with terminating an obligation to one of ARC Holdings’ prior owners; and to record the net adjustment to interest expense as a result of the new capital structure, prior to the amendment to the credit facilities on May 26, 2006, described in Liquidity and Capital Resources below. Additionally, to adjust for changes in valuation estimates of ARC Holdings debt premiums in the quarter ended December 31, 2005.
•	Income tax (expense) benefit: To record the adjustment for the estimated income tax effects associated with the pro forma adjustments to pre-tax income and arrive at a blended assumed effective tax rate 45% for the year ended December 31, 2005. We used an effective tax rate rather than the combined federal and statutory rate based upon the nature of the permanent difference related to the pro forma adjustments.
•	Earnings per share and weighted average shares outstanding: Basic and diluted earnings per share and the average shares outstanding used in the calculation of basic and diluted earnings per share of common stock and shares of common stock outstanding for the pro forma year ended December 31, 2005 have been adjusted, as necessary, to reflect the issuance of 66.7 million shares pursuant to a pro rata rights offering to all of our stockholders on June 24, 2005 in connection with the ARC Holdings acquisition as if they occurred on January 1, 2005. In addition, diluted earnings per share and the weighted average shares used in the calculation of diluted earnings per share of common stock and shares of common stock outstanding for the pro forma year ended December 31, 2005 has been adjusted, as necessary, to reflect the offering of 5.7 million shares of our common stock in a rights offering as if it occurred on January 1, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Generating sufficient cash to invest in our business, meet our liquidity needs, pay down project debt, and pursue strategic opportunities remain important objectives of management. We derive our cash flows principally from our operations at our domestic and international projects, where our historical levels of production allow us to satisfy project debt covenants and payments, and distribute cash. We typically receive cash distributions from our domestic projects on either a monthly or quarterly basis, whereas a material portion of cash from our international projects is received semi-annually, during the second and fourth quarters.

During the first quarter of 2007, we completed a comprehensive recapitalization utilizing a series of equity and debt financings. Under the new credit facilities, we have substantially greater, but not unrestricted, ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally. Additional information, including material terms related to our recapitalization, is contained below under 2007 Recapitalization and in Note 6. Long-Term Debt of the Notes.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, make debt service payments and grow our business through acquisitions and business development. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects.

The frequency and predictability of our receipt of cash from projects differs, depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production.

Additionally, as of December 31, 2007, we had available credit for liquidity of $268.8 million under the Revolving Loan Facility (as defined below) and unrestricted cash of $149.4 million.

As of December 31, 2007, we were in compliance with the covenants under the Credit Facilities (as defined below). We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Loan Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.

2007 Recapitalization

During the first quarter of 2007, we completed a comprehensive recapitalization utilizing a series of equity and debt financings including the following transactions:

•	the refinancing of our previously existing credit facilities with the new credit facilities, comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”) and a $650 million term loan (collectively referred to as the “Credit Facilities”);
•	an underwritten public offering of 6.118 million shares of our common stock, from which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;
•	an underwritten public offering of approximately $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”), from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and
•	the repayment, by means of a tender offer and redemptions, of approximately $611.9 million in aggregate principal amount of outstanding notes previously issued by our intermediate subsidiaries.

We completed our public offerings of common stock and Debentures, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, respectively, and we closed on the Credit Facilities on February 9, 2007. We completed our tender offer for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. On April 16, 2007 and September 6, 2007, all remaining outstanding ARC Notes and the remaining outstanding MSW I Notes and MSW II Notes were redeemed, respectively. Additional information, including material terms related to our recapitalization, are described in Note 6. Long-Term Debt of the Notes.

As a result of the recapitalization, we recognized a loss on extinguishment of debt of approximately $32.1 million, pre-tax, which is comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 6. Long-Term Debt of the Notes. We expect that the negative covenants will place limitations on us, but be materially less restrictive than the restrictions in effect prior to February 9, 2007. We were in compliance with all required covenants as of December 31, 2007.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.25 to 1.00 for the four quarter period ended December 31, 2007, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit

Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges. The maximum Covanta Energy leverage ratio allowed under the Credit Facilities adjusts in future periods as follows:

•	4.25 to 1.00 for each of the four quarter periods ended March 31, June 30 and September 30, 2008;
•	4.00 to 1.00 for each of the four quarter periods ended December 31, 2008, March 31, June 30 and September 30, 2009;
•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;
•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and
•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Sources and Uses of Cash Flow

	For the Years Ended December 31,			Increase (Decrease)
	2007	2006	2005	2007 vs 2006	2006 vs 2005
		(In thousands of dollars)

Net cash provided by operating activities	$358,098	$311,199	$208,259	$46,899	$102,940
Net cash used in investing activities(1)	(179,910)	(66,904)	(676,879)	113,006	(609,975)
Net cash (used in) provided by financing activities	(262,842)	(139,630)	501,249	123,212	(640,879)
Effect of exchange rate changes on cash and cash equivalents	618	221	(221)	397	442

Net (decrease) increase in cash and cash equivalents	$(84,036)	$104,886	$32,408	(188,922)	72,478

(1)	For the years ended December 31, 2007 and 2006, net cash used in investing activities is net of proceeds of $2.3 million and $3.6 million, respectively, from the sale of facilities in China. For the year ended December 31, 2005, net cash used in investing activities is net of cash acquired from ARC Holdings of $62.4 million.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Net cash provided by operating activities for the year ended December 31, 2007 was $358.1 million, an increase of $46.9 million from the prior year. The increase was primarily due to lower interest paid of $59.1 million resulting from the 2007 recapitalization and from lower project debt balances.

Net cash used in investing activities for the year ended December 31, 2007 was $179.9 million, an increase of $113.0 million from the prior year. The increase was primarily due to the following:

•	higher purchases of property, plant and equipment of $31.4 million, principally comprised of:

•	$18.1 million relating to rebuilding at the SEMASS facility following the fire; and
•	$12.1 million relating to our Central Valley biomass facilities and our Holliston transfer station businesses acquired during 2007;

•	the acquisition of businesses, net of cash acquired, of $110.5 million;
•	an equity investment in Sanfeng for $10.3 million;
•	partially offset by property insurance proceeds of $9.4 million related to the fire at our SEMASS energy-from-waste facility and the acquisition of a non-controlling interest in a subsidiary during 2006 of $27.5 million.

Net cash used in financing activities for the year ended December 31, 2007 was $262.8 million, an increase of $123.2 million from the prior year. This increase was primarily due to the 2007 recapitalization. The net proceeds from refinancing the previously existing credit facilities with the Credit Facilities was $5.6 million, net of transaction fees. Proceeds of approximately $364.4 million and $136.6 million, each net of underwriting discounts and commissions, were received during the year ended December 31, 2007 related to underwritten public offerings of Debentures and common stock, respectively. The combination of the proceeds from the public offerings of Debentures and common stock and approximately $130.0 million in cash and restricted cash (available for use as a result of the recapitalization) were utilized for the repayment, by means of a tender offer, of approximately $611.9 million in principal amount of outstanding notes previously issued by certain intermediate subsidiaries.

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Cash provided by operating activities was $311.2 million, an increase of $102.9 million from the prior year. The increase in cash flow from operating activities was primarily due to operations acquired in the ARC Holdings acquisition in June 2005 of approximately $64 million.

Net cash used in investing activities was $66.9 million in the year ended December 31, 2006 and was primarily due to $54.3 million in purchases of property, plant and equipment and the acquisition of the limited partnership interests Covanta Onondaga Limited Partnership for $27.5 million in December 2006.

Net cash used in financing activities was $139.6 million for the year ended December 31, 2006 and was primarily driven by the payment of project and long-term debt partially offset by the proceeds from borrowings of long-term debt and a decrease in restricted funds held in trust. On February 24, 2006, we completed a rights offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds. During 2005, we received net proceeds from the ARC Holdings rights offering of $395.9 million to fund a portion of the $740.0 million cash purchase price for the outstanding shares in ARC Holdings.

Project Debt

Domestic Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt” (short- and long-term) in our consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments and Contingencies.

Certain subsidiaries had recourse liability for project debt which is recourse to a certain ARC Holdings subsidiary, but is non-recourse to us and as of December 31, 2007 was as follows (in thousands of dollars):

Covanta Niagara, L.P. Series 2001 Bonds	$165,010
Covanta Southeastern Connecticut Company Corporate Credit Bonds	43,500
Covanta Hempstead Company Corporate Credit Bonds	42,670

Total	$251,180

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

Investments

Our insurance business requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. Our insurance business meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the insurance business relies on the sale of invested assets. Its investment policy guidelines require that all loss and loss adjustment expense (“LAE”) liabilities be matched by a comparable amount of investment grade assets. We believe that the insurance business has both adequate capital resources and sufficient reinsurance to meet its current operating requirements.

The investment portfolio for our insurance business was as follows as of December 31, 2007 (in thousands of dollars):

	Amortized Cost	Fair Value

Investments by grade:
Fixed maturities:
U.S. Government/Agency	$14,750	$14,813
Mortgage-backed	5,707	5,570
Corporate (AAA to A)	5,865	5,862
Corporate (BBB)	16	15

Total fixed maturities	26,338	26,260
Equity securities	909	1,110

Total	$27,247	$27,370

Capital Requirements

The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2007 (in thousands of dollars, Note references are to the Notes):

		Payments Due by Period
			2009 and	2011 and	2013 and
	Total	2008	2010	2012	Beyond

Domestic project debt (Note 7)	$1,178,408	$151,053	$325,960	$236,824	$464,571
International project debt (Note 7)	70,914	33,861	31,404	5,649	—

Total project debt (Note 7)	1,249,322	184,914	357,364	242,473	464,571
Term Loan Facility (Note 6)	645,125	6,500	13,000	13,000	612,625
Debentures(1)	373,750	—	—	—	373,750
Other long-term debt	557	398	137	22	—

Total debt obligations(2)	2,268,754	191,812	370,501	255,495	1,450,946
Less: Non-recourse debt(3)	(1,249,879)	(185,312)	(357,501)	(242,495)	(464,571)

Total recourse debt	$1,018,875	$6,500	$13,000	$13,000	$986,375

Operating leases	392,729	36,786	96,890	73,700	185,353
Less: Non-recourse rental payments	(233,000)	(19,278)	(46,427)	(47,182)	(120,113)

Total recourse rental payments	$159,729	$17,508	$50,463	$26,518	$65,240

Interest payments(4)	648,659	107,871	153,394	111,444	275,950
Less: Non-recourse interest payments	(378,681)	(73,644)	(115,713)	(74,071)	(115,253)

Total recourse interest payments	$269,978	$34,227	$37,681	$37,373	$160,697

Retirement plan obligations(5)	$25,850	$4,870	$9,710	$6,110	$5,160
FIN 48 tax obligations(6)	$33,041	$—	$21,846	$8,574	$2,621

Total obligations	$1,507,473	$63,105	$132,700	$91,575	$1,220,093

(1)	The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. In addition, beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures, calculated with reference to the trading price of the Debentures. As of December 31, 2007, the closing price of our common stock did not exceed the specified conversion price, and therefore, for purposes of this Capital Requirements chart, we have assumed no conversions or redemptions of the Debentures and no contingent interest related to the Debentures. For information detailing the contingent interest, conversion or redemption features of the Debentures, see Note 6. Long-Term Debt of the Notes.

(2)	Excludes $31.0 million of unamortized debt premium.

(3)	Payment obligations for the project debt associated with owned energy-from-waste facilities are limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments.

(4)	Interest payments on the Term Loan Facility and letter of credit fees are estimated based on current LIBOR rates and are estimated assuming contractual principal repayments.

(5)	Retirement plan obligations are based on actuarial estimates for the pension plan obligations and post-retirement plan obligations as of December 31, 2007.

(6)	FIN 48 obligations are based upon the expected date of settlement taking into account all of our administrative rights including possible litigation.

Other Commitments and Contingencies

Other commitments as of December 31, 2007 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$380,670	$57,983	$322,687
Surety bonds	61,981	—	61,981

Total other commitments — net	$442,651	$57,983	$384,668

The letters of credit were issued under various credit facilities (primarily the Funded L/C Facility and the Revolving Credit Facility) to secure our performance under various contractual undertakings related to our domestic and international projects, or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the Credit Facilities as additional term loans in the case of letters of credit issued under the Funded L/C Facility, or as revolving loans in the case of letters of credit issued under the Revolving Loan Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($53.0 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

See Note 6. Long-Term Debt of the Notes for specific criteria related to contingent interest, conversion or redemption features of the Debentures.

We have issued or are party to performance guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate certain domestic and international energy and waste facilities, and one domestic water facility. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain financing for a project. With respect to our domestic and international businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees on our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be material. To date, we have not incurred material liabilities under such performance guarantees. See Item 1A. Risk Factors — We have provided guarantees and financial support in connection with our projects.

Insurance Coverage

We periodically review our insurance programs to ensure that our coverage is appropriate for the risks attendant to our business. As part of this review, we assess whether we have adequate coverage for risk to our physical assets from extreme weather events. We have obtained insurance for our assets and operations that provides coverage for what we believe are probable maximum losses, subject to self-insured retentions, policy limits and premium costs which we believe to be appropriate. However, the insurance obtained does not cover us for all possible losses.

Off-Balance Sheet Arrangements

We are party to lease arrangements with our municipal clients at our Union County, New Jersey, Alexandria, Virginia and Delaware County, Pennsylvania energy-from-waste facilities. At our Union County facility, we lease the facility from the Union County Utilities Authority, referred to as the “UCUA,” under a lease that expires in 2023, which we may extend for an additional five years. We guarantee a portion of the rent due under the lease. Rent under the lease is sufficient to allow the UCUA to repay tax exempt bonds issued by it to finance the facility and which mature in 2023.

At our Alexandria facility, we are a party to a lease which expires in 2025 related to certain pollution control equipment that was required in connection with the Clean Air Act amendments of 1990, and which was financed by the City of Alexandria and by Arlington County, Virginia. We own this facility, and the rent under this lease is sufficient to pay debt service on tax exempt bonds issued to finance such equipment and which mature in 2013.

Our Covanta Delaware Valley, L.P. (“Delaware Valley”) facility is a party to a lease for the facility that expires in 2019. We are obligated to pay a portion of lease rent, designated as “Basic Rent B,” and could be liable to pay certain related contractually-specified amounts, referred to as “Stipulated Loss,” in the event of a default in the payment of rent under the Delaware Valley lease beyond the applicable grace period. The Stipulated Loss is similar to lease termination liability and is generally intended to provide the lessor with the economic value of the lease, for the remaining lease term, had the default in rent payment not occurred. The balance of rental and Stipulated Loss obligations are payable by a trust formed and collateralized by the project’s former operator in connection with the disposition of its interest in the Delaware Valley facility. Pursuant to the terms of various guarantee agreements, we have guaranteed the payments of Basic Rent B and Stipulated Loss to the extent such payments are not made by our subsidiary, referred to as the “Delaware Partnership”. We do not believe, however, that such payments constitute a material obligation of our subsidiary since our subsidiary expects to continue to operate the Delaware Valley facility in the ordinary course for the entire term of the lease and will continue to pay rent throughout the term of the lease. As of December 31, 2007, the estimated Stipulated Loss would have been $143.7 million.

We are also a party to lease arrangements pursuant to which we lease rolling stock in connection with our energy-from-waste and independent power facilities, as well as certain office equipment. Rent payable under these arrangements is not material to our financial condition. We generally use operating lease treatment for all of the foregoing arrangements. A summary of the operating lease obligations is contained in Note 15. Leases of the Notes.

As described above under Other Commitments, we have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and waste facilities. To date, we have not incurred material liabilities under our guarantees, either on domestic or international projects.

We have investments in several investees and joint ventures which are accounted for under the equity and cost methods and therefore we do not consolidate the financial information of those companies. See Note 8. Equity Method Investments of the Notes for additional information regarding these investments.

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

Stock-Based Compensation

We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. For the option awards granted prior to 2007, we determined an expected life of eight years in accordance with SFAS 123 and SFAS 123R. In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, which permits use of the simplified method, as discussed in SAB No. 107, to determine the expected life of “plain vanilla” options. The expected life for the options issued in 2007 was determined using this “simplified method” and as such, the expected lives of the options issued in 2007 range from 6.5 years to 6.04 years.

In addition, we also estimate expected forfeitures for our options and share-based awards and the probability of achieving specific performance factors affecting the vesting of our share-based awards. For our current share-based awards, our estimate of a forfeiture rate and determination of achieving stated performance vesting factors will have the most significant impact on the compensation cost we must recognize. We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years.

We review the forfeiture rate at least annually and revise compensation expense, if necessary. Prior to the second quarter of 2007, we recognized compensation expense based on an overall forfeiture rate of 8%. In order to better reflect compensation expense by type of award, i.e. options versus restricted stock, we reevaluated the forfeiture rate during the second quarter of 2007. The new forfeiture rates range from 8% to 15% depending on the type of award and the vesting period. The cumulative effect of the change in the forfeiture rate to compensation expense did not have a material effect on our financial results of operations.

Purchase Accounting

As described in Note 3. Acquisitions, Business Development and Dispositions of the Notes, we allocate acquisition purchase prices to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The fair value estimates used reflect our best estimates based on our work and the work of independent valuation consultants based on relevant information available to us. These estimates, and the assumptions used by us and by our valuation consultants, are subject to inherent uncertainties and contingencies beyond our control. For example, we used the discounted cash flow method to estimate the value of many of our assets. This entailed developing projections about future cash flows and adopting an appropriate discount rate. We cannot predict with certainty actual cash flows and the selection of a discount rate is heavily dependent on judgment. If different cash flow projections or discount rates were used, the fair values of our assets and liabilities could be materially increased or decreased. Accordingly, there can be no assurance that such estimates and assumptions reflected in the valuations will be realized, or that further adjustments will not occur. The assumptions and estimates used by us substantially affect our balance sheet. In addition, the valuations impact depreciation and amortization expense and changes in such assumptions and estimates may affect earnings in the future. During the current year, some of our estimates have been refined which resulted in changes to assets and liabilities recognized on the balance sheet as of December 31, 2007.

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

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate our goodwill and indefinite lived intangible assets for impairment at least annually or when indications of impairment exist. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired assets. There has been no impairment recognized in the current year, however an impact of impairment in the future could have a material impact on our financial position and results of operations.

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

Net Operating Loss Carryforwards — Deferred Tax Assets

As described in Note 9. Income Taxes of the Notes, we have recorded a deferred tax asset related to the NOLs. The amount recorded was calculated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected from our domestic and international businesses, to the extent it is reasonably predictable.

We estimated that we have NOLs of approximately $275 million for federal income tax purposes as of the end of 2007. The NOLs will expire in various amounts beginning on December 31, 2009 through December 31, 2026, if not used. The amount of NOLs available to us will be reduced by any taxable income generated by current members of our tax consolidated group including certain grantor trusts relating to the Mission Insurance Entities or increased to the extent of any new losses recorded.

The Internal Revenue Service (“IRS”) has not audited any of our tax returns for the years in which the losses giving rise to the NOLs were reported, and the IRS could challenge any past and future use of the NOLs.

Loss Contingencies

As described in Note 21. Commitments and Contingencies of the Notes, our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses with respect to these matters on an ongoing basis and when losses are considered probable and reasonably estimable, we record as a loss an estimate of the ultimate outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded and disclosure is made regarding the possibility of additional losses. We review such estimates on an ongoing basis as developments occur with respect to such matters and may in the future increase or decrease such estimates. There can be no assurance that our initial or adjusted estimates of losses will reflect the ultimate loss we may experience regarding such matters. Any inaccuracies could potentially have a material adverse effect on our consolidated financial condition.

Financial Instruments

As described in Note 19. Financial Instruments of the Notes, the estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that we would realize in a current market exchange.

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

Revenue Recognition

We earn fees to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the client community pursuant to applicable energy-from-waste service agreements. Regardless of the timing of amounts paid by client communities relating to project debt principal, we record service revenue with respect to this principal component on a levelized basis over the term of the applicable service agreement. Unbilled service receivables related to energy-from-waste operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt. Fees for waste disposal are recognized in the period received. Revenue from electricity and steam sales are recorded when delivered at rates specified in the contracts. We also earn fees under fixed-price construction contracts, in which case revenue is accounted for using the percentage-of-completion of services rendered.

Pensions

Our pension and other postretirement benefit plans are accounted for in accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which require costs and the related obligations and assets arising from the pension and other postretirement benefit plans to be accounted for based on actuarially-determined estimates. Upon the adoption of SFAS 158 in December 2006, we recognized a net gain of $2.5 million, $1.7 million net of deferred tax, in Accumulated Other Comprehensive Income (“AOCI”) to reflect the funded status of the pension and postretirement benefit obligations.

On an annual basis, management evaluates the assumed discount rate and expected return on assets used to determine pension benefit and other postretirement benefit obligations. The discount rate is determined based on the timing of future benefit payments and expected rates of return currently available on high quality fixed income securities whose cash flows match the timing and amount of future benefit payments of the plan. Based on this evaluation, we increased the discount rate assumption for benefit obligations from 5.75% as of December 31, 2006 to 6.50% as of December 31, 2007. We recorded a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using a discount rate of 6.50%) exceeded the fair value of pension assets as of December 31, 2007. We recognized a net actuarial gain of $14.5 million, $9.4 million net of deferred tax, in AOCI during the year ended December 31, 2007.

Unpaid Losses and Loss Adjustment Expenses

Our insurance subsidiaries establish loss and loss adjustment expense (“LAE”) reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

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

Recent Accounting Pronouncements

See Note 1. Organization and Summary of Significant Accounting Policies and Note 2. Recent Accounting Pronouncements of the Notes for a summary of additional accounting policies and new accounting pronouncements.

Related-Party Transactions

Employment Arrangements

See the descriptions of our employment agreements with Anthony J. Orlando, Mark A. Pytosh, John M. Klett, Timothy J. Simpson and Seth Myones which are incorporated by reference into Item 11. Executive Compensation of this Annual Report on Form 10-K.

Affiliate Agreements

Clayton Yeutter, a current director, is senior advisor to the law firm of Hogan & Hartson LLP. Hogan & Hartson has provided Covanta Energy with certain legal services for many years including 2007. This relationship preceded our acquisition of Covanta Energy and Mr. Yeutter did not direct or have any direct or indirect involvement in the procurement, provision, oversight or billing of such legal services and does not directly or indirectly benefit from those fees. The Board has determined that such relationship does not interfere with Mr. Yeutter’s exercise of independent judgment as a director.

As described in Note 8. Equity Method Investments of the Notes, we hold a 26% investment in Quezon. We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statement of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the fiscal years ended December 31, 2007, 2006 and 2005, we collected $35.4 million, $26.9 million, and $29.5 million, respectively, for the operation and maintenance of the facility. As of December 31, 2007 and December 31, 2006, the net amount due to Quezon was $1.1 million and $2.2 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

SZ Investments, Third Avenue and D.E. Shaw Laminar Portfolios, L.L.C. (“Laminar”), then representing aggregate ownership of approximately 40% of our outstanding common stock, each agreed to and participated in the ARC Holdings Rights Offering and acquired at least their respective pro rata portion of the shares. As consideration for their commitments, we paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million. We also agreed to amend an existing registration rights agreement to provide these stockholders with the right to demand that we undertake an underwritten offering within twelve months of the closing of the acquisition of ARC Holdings in order to provide such stockholders with liquidity or to register for resale common stock acquired in such offering. None of such stockholders exercised such right to request an underwritten offering prior to the expiration of such period.

As part of the Covanta Energy acquisition, we agreed to conduct the 9.25% Offering and because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings Rights Offering, we restructured the 9.25% Offering to offer an additional 2.7 million shares of our common stock at the same purchase price as in the ARC Holdings Rights Offering. On February 24, 2006, we completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds, including 633,380 shares purchased by Laminar pursuant to the exercise of rights held by Laminar as a holder of 9.25% debentures.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2007. Further information is included in Note 19. Financial Instruments of the Notes.

Interest Rate Risk

We have project debt outstanding bearing interest at floating rates that could subject us to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Of our project debt, approximately $164.8 million was floating rate debt at December 31, 2007. However, interest rate risk relating to the floating rate project debt is borne by the client communities because debt service is passed through to those clients under the contractual structure of their agreements. We had only one interest rate swap relating to project debt outstanding as of December 31, 2007 in the notional amount of $72.4 million related to floating rate project debt. Gains and losses, however, on this swap are for the account of the client community and are not borne by us.

We were required, under financing arrangements in effect from June 24, 2005 to February 9, 2007, to enter into hedging arrangements with respect to a portion of our exposure to interest rate changes with respect to our borrowing under the previously existing credit facilities. The impact of the swaps decreased interest expense for the year ended December 31, 2006 by $2.4 million and increased interest expense for the year ended December 31, 2005 by $0.7 million. As of December 31, 2006, the net after-tax deferred gain in other comprehensive income was $2.1 million ($3.3 million before income taxes which was recorded in other assets). In connection with the refinancing of our credit facilities, the interest rate swap agreements were settled on February 9, 2007. We recognized a gain associated with the settlement of our interest rate swap agreements of $3.4 million, pre-tax. The Term Loan Facility, discussed below, does not require us to enter into interest rate swap agreements. For additional information, see Note 6. Long-Term Debt and Note 19. Financial Instruments of the Notes and Liquidity and Capital Resources — 2007 Recapitalization.

Outstanding loan balances under the Credit Facilities bear interest at floating rates, which are calculated as either interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” the “prime rate” or the Federal Funds rate plus 0.5% per annum, plus a borrowing margin. For details as to the various election options under the Credit Facility, see Note 6. Long-Term Debt of the Notes. As of December 31, 2007, the outstanding balance of the Term Loan was $645.1 million. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1.00% in the underlying December 31, 2007 market interest rates would result in a potential loss to twelve month future earnings of $6.5 million.

Contingent Interest

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and as such, the fair market value for the embedded derivative was zero as of December 31, 2007. For additional information related to the Credit Facilities, see Note 6. Long-Term Debt of the Notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 2007 Recapitalization.

Foreign Currency Exchange Rate Risk

We have investments in energy projects in various foreign countries, including the Philippines, China, India and Bangladesh, and to a much lesser degree, England, Ireland, Italy and Costa Rica. We do not enter into currency transactions to hedge our exposure to fluctuations in currency exchange rates. At some projects, we have mitigated our currency risks by structuring our project contracts so that our revenues are adjusted in line with corresponding changes in currency rates. Therefore, only working capital and project debt denominated in other than a project entity’s functional currency are exposed to currency risks.

As of December 31, 2007, we had $70.9 million of project debt related to two heavy fuel-oil projects in India. For $63.0 million of the debt (related to project entities whose functional currency is the Indian rupee), exchange rate fluctuations were recorded as translation adjustments in other comprehensive income within stockholders’ equity in our consolidated balance sheets. The remaining $7.9 million of debt was denominated in U.S. dollars.

The potential loss in fair value for such financial instruments from a 10% adverse change in December 31, 2007 quoted foreign currency exchange rates would be approximately $6.3 million.

As of December 31, 2007, we also had net investments in foreign subsidiaries and projects. See Note 8. Equity Method Investments of the Notes for further discussion.

Commodity Price Risk and Contract Revenue Risk

We have not entered into futures, forward contracts, swaps or options to hedge purchase and sale commitments, fuel requirements, inventories or other commodities. Alternatively, we attempt to mitigate the risk of energy and fuel market fluctuations by structuring contracts related to our energy projects in the manner described above in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview — Contract Structures.

Generally, we are protected against fluctuations in the waste disposal market, and thus our ability to charge acceptable fees for our services, through long-term service agreements and disposal contracts at our energy-from-waste facilities. At ten of our energy-from-waste facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge. Our long-term service agreements begin to expire in 2008, and energy sales contracts at owned projects generally expire at or after the date on which that project’s long-term agreement expires. Expiration of these contracts will subject us to greater market risk in maintaining and enhancing our revenues. As our agreements at municipally-owned projects expire, we will seek to enter into renewal or replacement contracts to continue operating such projects. As our agreements at facilities we own begin to expire, we intend to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, we expect to be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. We will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire. At facilities we own, the expiration of existing energy sales contracts will require us to sell our output either into the local electricity grid or pursuant to new contracts. There can be no assurance that we will be able to enter into such renewals, replacement or additional contracts, or that the price and other terms available in the market at the time will be favorable to us.

We have similar protection against energy market fluctuations at most of our projects, which have long-term contracts for the sale of energy output. At a few of our projects, we enter into shorter term arrangements for energy sales, or have market-based pricing and therefore, we have some exposure to energy market fluctuations with respect to these projects. In addition, we sell recovered materials, principally ferrous metals, under short-term arrangements from most of our energy-from-waste projects, and have some exposure to market fluctuations with respect to such sales. While the ferrous metals markets fluctuate, given the amount of revenue we derive from such sales, we do not expect any such fluctuations to have a material affect on our financial results.

At some of our domestic renewable energy and international independent power projects, our operating subsidiaries purchase fuel in the open markets which exposes us to fuel price risk. At other plants, fuel costs are contractually included in our electricity revenues, or fuel is provided by our customers. In some of our international projects, the project entity (which in some cases is not our subsidiary) has entered into long-term fuel purchase contracts that protect the project from changes in fuel prices, provided counterparties to such contracts perform their commitments.

Risk Related to the Investment Portfolio

The objectives in managing the investment portfolio held by our insurance subsidiary are to maintain necessary liquidity and maximize investment income and investment returns while minimizing overall market risk. Investment strategies are developed based on many factors including duration of liabilities, underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management, in consultation with an independent investment advisor, and approved by our insurance subsidiary’s board of directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the fixed maturity portfolio are primarily credit risk, interest rate risk, reinvestment risk and prepayment risk. The market risk related to the equity portfolio is price risk.

Fixed Maturities

Interest rate risk is the price sensitivity of fixed maturities to changes in interest rate. We view these potential changes in price within the overall context of asset and liability matching. We estimate the payout patterns of the liabilities, primarily loss reserves, of our insurance subsidiary to determine their duration. Duration targets are set for the fixed income portfolio after consideration of the duration of the liabilities that we believe mitigate the overall interest rate risk. Our exposure to interest rate risk is mitigated by the relative short-term nature of our insurance and other liabilities. The effective duration of the portfolio as of December 31, 2007 and 2006 was 1.6 years. We believe that the portfolio duration is appropriate given the relative short-tail nature of the auto programs and projected run-off of all other lines of business. A hypothetical 100 basis point increase in market interest rates would cause an approximate 1.9% decrease in the fair value of the portfolio while a hypothetical 100 basis point decrease would cause an approximate 1.8% increase in fair value. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment. Our exposure to credit risk is mitigated by our investment in high quality fixed income alternatives.

Fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 21.6% and 23.1% of total fixed maturities as of December 31, 2007 and 2006, respectively. All MBS held by our insurance subsidiary were issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), which are both rated AAA by Moody’s Investors Services. FNMA and FHLMC guarantee the principal balance of their securities. FNMA guarantees timely payment of principal and interest.

One of the risks associated with MBS is the timing of principal payments on the mortgages underlying the securities. We attempt to limit repayment risk by purchasing MBS whose cost is below or does not significantly exceed par, and by primarily purchasing structured securities with repayment protection which provides more certain cash flow to the investor such as MBS with sinking fund schedules known as Planned Amortization Classes (“PAC”) and Targeted Amortization Classes (“TAC”). The structures of PACs and TACs attempt to increase the certainty of the timing of prepayment and thereby minimize the prepayment and interest rate risk. In 2007, our insurance subsidiary recognized less than $0.1 million in loss on sales of fixed maturities.

Equity Securities

Our insurance subsidiary’s investments in equity securities are generally limited to Fortune 500 companies with strong balance sheets, along with a history of dividend growth and price appreciation. As of December 31, 2007, equity securities represented 4% of our insurance company’s total investment portfolio.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation

We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
February 24, 2008

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$864,396	$817,633	$638,503
Electricity and steam sales	498,877	433,834	322,770
Other operating revenues	69,814	17,069	17,490

Total operating revenues	1,433,087	1,268,536	978,763

OPERATING EXPENSES:
Plant operating expenses	801,560	712,156	559,638
Depreciation and amortization expense	196,970	193,217	124,925
Net interest expense on project debt	54,579	60,210	52,431
General and administrative expenses	82,729	73,599	67,481
Other operating expenses	60,639	2,594	11,015
California Grantor Trust Settlement	—	—	10,342
Restructuring charges	—	—	2,765
Acquisition-related charges	—	—	3,950

Total operating expenses	1,196,477	1,041,776	832,547

Operating income	236,610	226,760	146,216

Other income (expense):
Investment income	10,578	11,770	6,129
Interest expense	(67,104)	(109,507)	(89,973)
Loss on extinguishment of debt	(32,071)	(6,795)	—
Gain on derivative instruments, ACL warrants	—	—	15,193

Total other expenses	(88,597)	(104,532)	(68,651)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	148,013	122,228	77,565
Income tax expense	(31,040)	(38,465)	(34,651)
Minority interests	(8,656)	(6,610)	(9,197)
Equity in net income from unconsolidated investments	22,196	28,636	25,609

NET INCOME	$130,513	$105,789	$59,326

Weighted Average Common Shares Outstanding:
Basic	152,653	145,663	122,209

Diluted	153,997	147,030	127,910

Earnings Per Share:
Basic	$0.85	$0.73	$0.49

Diluted	$0.85	$0.72	$0.46

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$149,406	$233,442
Marketable securities available for sale	2,495	7,080
Restricted funds held in trust	187,951	178,054
Receivables (less allowances of $4,353 and $4,469)	252,114	209,306
Unbilled service receivables	59,232	56,868
Deferred income taxes	29,873	24,146
Prepaid expenses and other current assets	113,927	94,690

Total Current Assets	794,998	803,586
Property, plant and equipment, net	2,620,507	2,637,923
Investments in fixed maturities at market (cost: $26,338 and $35,833, respectively)	26,260	35,007
Restricted funds held in trust	191,913	229,867
Unbilled service receivables	56,685	73,067
Waste, service and energy contracts, net	268,353	296,528
Other intangible assets, net	88,954	87,046
Goodwill	127,027	91,282
Investments in investees and joint ventures	81,248	73,717
Other assets	112,554	109,797

Total Assets	$4,368,499	$4,437,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$6,898	$36,434
Current portion of project debt	195,625	190,242
Accounts payable	29,916	20,151
Deferred revenue	25,114	16,457
Accrued expenses and other current liabilities	234,000	197,468

Total Current Liabilities	491,553	460,752
Long-term debt	1,012,534	1,223,689
Project debt	1,084,650	1,245,705
Deferred income taxes	440,723	420,263
Waste and service contracts	130,464	135,607
Other liabilities	141,740	169,971

Total Liabilities	3,301,664	3,655,987

Commitments and Contingencies (Note 21)
Minority Interests	40,773	42,681

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 154,281 and 147,657 shares; outstanding 153,922 and 147,500 shares)	15,428	14,766
Additional paid-in capital	765,287	619,685
Accumulated other comprehensive income	16,304	3,942
Accumulated earnings	229,079	100,775
Treasury stock, at par	(36)	(16)

Total Stockholders’ Equity	1,026,062	739,152

Total Liabilities and Stockholders’ Equity	$4,368,499	$4,437,820

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

OPERATING ACTIVITIES:
Net income	$130,513	$105,789	$59,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	196,970	193,217	124,925
Revenue contract levelization	(555)	3,419	2,068
Amortization of long-term debt deferred financing costs	3,841	3,858	10,785
Amortization of debt premium and discount	(14,857)	(22,506)	(18,058)
Loss on extinguishment of debt	32,071	6,795	—
Provision for doubtful accounts	1,184	2,251	2,008
Stock-based compensation expense	13,448	6,887	4,057
Equity in net income from unconsolidated investments	(22,196)	(28,636)	(25,609)
Dividends from unconsolidated investments	24,250	19,375	19,287
Minority interests	8,656	6,610	9,197
Gain on derivative instruments, ACL warrants	—	—	(15,193)
Deferred income taxes	5,869	20,908	17,759
Other, net	(1,801)	6,872	6,003
Change in operating assets and liabilities, net of effects of acquisitions:
Restricted funds for emergence costs	—	—	13,201
Receivables	(36,084)	(8,577)	2,701
Unbilled service receivables	19,403	17,294	11,949
Accounts payable and accrued expenses	22,880	2,351	7,691
Accrued emergence costs	—	—	(13,201)
Unpaid losses and loss adjustment expenses	(4,984)	(8,848)	(17,402)
Other, net	(20,510)	(15,860)	6,765

Net cash provided by operating activities	358,098	311,199	208,259

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(110,465)	—	(684,990)
Proceeds from the sale of investment securities	15,057	10,615	30,827
Purchase of investment securities	(622)	(774)	(3,458)
Acquisition of non-controlling interest in subsidiary	—	(27,500)	—
Purchase of equity interest	(11,199)	—	—
Purchase of property, plant and equipment	(85,748)	(54,267)	(23,527)
Property insurance proceeds	9,441	—	—
Other, net	3,626	5,022	4,269

Net cash used in investing activities	(179,910)	(66,904)	(676,879)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	135,757	—	—
Proceeds from rights offerings, net	—	20,498	395,791
Proceeds from the exercise of options for common stock, net	812	1,126	2,984
Proceeds from borrowings on long-term debt	949,907	97,619	675,000
Financings of insurance premiums, net	7,927	—	—
Proceeds from borrowings on project debt	3,506	6,868	43,561
Proceeds from borrowings on revolving credit facility	30,000	—	—
Principal payments on long-term debt	(1,181,130)	(140,638)	(368,432)
Principal payments on project debt	(164,167)	(151,095)	(188,975)
Payments of borrowings on revolving credit facility	(30,000)	—	—
Payments of long-term debt deferred financing costs	(18,324)	(2,129)	(35,485)
Payments of tender premiums on debt extinguishment	(33,016)	(1,952)	—
Increase in holding company restricted funds	6,660	—	(6,471)
Decrease (increase) in restricted funds held in trust	36,925	39,373	(6,337)
Distributions to minority partners	(7,699)	(9,263)	(12,249)
Other, net	—	(37)	1,862

Net cash (used in) provided by financing activities	(262,842)	(139,630)	501,249

Effect of exchange rate changes on cash and cash equivalents	618	221	(221)

Net (decrease) increase in cash and cash equivalents	(84,036)	104,886	32,408
Cash and cash equivalents at beginning of period	233,442	128,556	96,148

Cash and cash equivalents at end of period	$149,406	$233,442	$128,556

Cash Paid for Interest and Income Taxes:
Interest	$146,677	$205,807	$154,545
Income taxes	$24,122	$17,398	$16,737

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Accumulated
	Common Stock		Paid-In	Unearned	Comprehensive	Earnings	Treasury Stock
	Shares	Amount	Compensation	Compensation	(Loss) Income	(Deficit)	Shares	Amount	Total
	(In thousands)

Balance as of December 31, 2004	73,441	$7,344	$194,783	$(3,489)	$583	$(64,340)	11	$(66)	$134,815
Stock-based compensation expense			(29)						(29)
Amortization of unearned compensation				4,086					4,086
Adjustment of unearned compensation for terminated employees	(18)	(2)	(164)	166					—
Shares issued in rights offering, net of costs	66,673	6,667	389,124						395,791
Exercise of options to purchase common stock	724	72	4,937						5,009
Shares cancelled in exercise of options	(21)	(1)	(290)				69	58	(233)
Share issued in restricted stock award	447	45	5,317	(5,346)					16
ACL gift upon emergence from bankruptcy			508						508
Comprehensive income, net of income taxes:
Net income						59,326			59,326
Foreign currency translation					(675)				(675)
Minimum pension liability					(331)				(331)
Net unrealized loss on available-for-sale securities					(1,055)				(1,055)
Net unrealized gain on derivative instruments					2,013				2,013

Total comprehensive income					(48)	59,326			59,278

Balance as of December 31, 2005	141,246	14,125	594,186	(4,583)	535	(5,014)	80	(8)	599,241
Reclass of unearned compensation upon adoption of SFAS 123R			(4,583)	4,583					—
Shares issued in rights offering	5,697	570	19,928						20,498
Stock-based compensation expense			6,887						6,887
Tax benefit related to exercise of stock options and vesting of restricted stock			2,242						2,242
Shares cancelled for terminated employees			7				71	(7)	—
Shares cancelled for non-vested stock rights for terminated employee			(37)				6	(1)	(38)
Exercise of options to purchase common stock	178	18	1,108						1,126
Shares issued in non-vested stock award	536	53	(53)						—
Comprehensive income, net of income taxes:
Net income						105,789			105,789
Foreign currency translation					986				986
Minimum pension liability adjustment					100				100
Net unrealized gain on available-for-sale securities					559				559
Net unrealized gain on derivative instruments					112				112

Total comprehensive income					1,757	105,789			107,546

Adjustment for unrecognized net gain upon adoption of SFAS 158					1,650				1,650

Balance as of December 31, 2006	147,657	14,766	619,685	—	3,942	100,775	157	(16)	739,152
Shares issued in equity offering, net of costs	6,118	612	135,143						135,755
Stock-based compensation expense			13,448						13,448
Effect of FIN 48 adoption						(2,209)			(2,209)
Tax benefit related to exercise of stock options and vesting of restricted stock			200						200
Shares cancelled for terminated employees			3				27	(3)	—
Shares cancelled for tax withholdings for vested stock awards			(3,954)				175	(17)	(3,971)
Exercise of options to purchase common stock	113	11	801						812
Shares issued in non-vested stock award	393	39	(39)						—
Comprehensive income, net of income taxes:
Net income						130,513			130,513
Foreign currency translation					4,388				4,388
SFAS 158 unrecognized net gain					9,446				9,446
Minimum pension liability adjustment					(59)				(59)
Net unrealized gain on available-for-sale securities					712				712
Net unrealized gain on derivative instruments					(2,125)				(2,125)

Total comprehensive income					12,362	130,513			142,875

Balance as of December 31, 2007	154,281	$15,428	$765,287	$—	$16,304	$229,079	359	$(36)	$1,026,062

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.

Organization

We are a leading developer, owner and operator of infrastructure for the conversion of energy-from-waste, waste disposal and renewable energy production businesses in the United States, Europe and Asia. We are organized as a holding company which was incorporated in Delaware on April 16, 1992. Our predominant business is the waste and energy services business.

We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the United States. We own, have equity investments in, and/or operate 57 energy generation facilities, 47 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, three landfills, and several waste transfer stations.

Prior to January 1, 2007, we had two reportable business segments — Waste and Energy Services and Other Services. Given our increased focus on developing our international business, during the first quarter of 2007, we segregated what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment and was comprised of the holding company and insurance subsidiaries’ operations, did not meet the quantitative thresholds which required separate disclosure as a reportable segment. Therefore, our reportable segments are now Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the results of our operations, cash flows and financial position and of our majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

Equity Method of Investments

We use the equity method to account for our investments for which we have the ability to exercise significant influence over the operating and financial policies of the investee. Consolidated net income includes our proportionate share of the net income or loss of these companies. Such amounts are classified as “equity in net income from unconsolidated investments” in our consolidated financial statements. Investments in companies in which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. We monitor investments for other than temporary declines in value and make reductions when appropriate.

Revenues

Waste and Service Revenues

Revenues from waste and service agreements consist of the following:

1) Fees earned under contract to operate and maintain energy-from-waste, independent power and water facilities are recognized as revenue when services are rendered, regardless of the period they are billed;

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3) Fees earned for processing waste in excess of contractual requirements are recognized as revenue beginning in the period when we process the excess waste. Some of our contracts include stated fixed fees earned by us for processing waste up to certain base contractual amounts during specified periods. These contracts also set forth the per-ton fees that are payable if we accept waste in excess of the base contractual amounts;

4) Tipping fees earned under waste disposal agreements are recognized as revenue in the period the waste is received; and

5) Other miscellaneous fees, such as revenue for ferrous and non-ferrous metal recovered and recycled, are generally recognized as revenue when ferrous and non-ferrous metal is sold.

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

Construction Revenues

Revenues under fixed-price construction contracts are recognized using the percentage-of-completion method, measured by the cost-to-cost method. Under this method, total contract costs are estimated, and the ratio of costs incurred to date to the estimated total costs on the contract is used to determine the percentage-of-completion. This method is used because we consider the costs incurred to be the best available measure of progress on these contracts. Contracts to manage, supervise, or coordinate the construction activity of others are recognized using the percentage-of-completion method, measured by the efforts-expended method. Under this method revenue is earned based on the ratio of hours incurred to the total estimated hours required by the contract. We consider measuring the work on labor hours to be the best available measure of progress on these contracts. Construction revenues are recorded as other operating revenues in the consolidated statements of income.

Pass Through Costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our consolidated financial statements. Total pass through costs for the years ended December 31, 2007, 2006 and 2005 were $63.5 million, $59.3 million, and $61.6 million, respectively.

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

In 2006 and 2007, we adopted the permanent reinvestment exception under Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), respectively. For additional information related to the impact of applying these provisions, see Note 9. Income Taxes.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R focuses primarily on accounting for share-based awards to employees in exchange for services, and it requires entities to recognize compensation expense for these awards. The cost for equity-based stock awards is expensed based on their grant date fair value. For additional information, see Note 17. Stock-Based Award Plans.

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

Investments

The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Changes in fair value are credited or charged directly to Accumulated Other Comprehensive Income (“AOCI”) in the consolidated statements of stockholders’ equity as unrealized gains or losses, respectively. All securities transactions are recorded on the trade date. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Realized gains and losses are recognized in the consolidated statements of income based on the amortized cost of fixed maturities and cost basis for equity securities on the date of trade, subject to any previous adjustments for “other than temporary” declines. For additional information, see Note 13. Investments.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Other than temporary” declines in fair value are recorded as realized losses in the consolidated statements of income and the cost basis of the security is reduced. We consider the following factors in determining whether declines in the fair value of securities are “other than temporary”:

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

Restricted Funds Held in Trust

Restricted funds held in trust are primarily amounts received by third party trustees relating to certain projects we own which may be used only for specified purposes. We generally do not control these accounts. They include debt service reserves for payment of principal and interest on project debt, deposits of revenues received with respect to projects prior to their disbursement, as provided in the relevant indenture or other agreements, and lease reserves for lease payments under operating leases. Such funds are invested principally in United States Treasury bills and notes and United States government agency securities. Restricted fund balances are as follows (in thousands of dollars):

	As of December 31,
	2007		2006
	Current	Noncurrent	Current	Noncurrent

Debt service funds	$116,251	$135,372	$85,806	$175,528
Revenue funds	23,658	—	25,303	—
Other funds	48,042	56,541	66,945	54,339

Total	$187,951	$191,913	$178,054	$229,867

Restricted Funds for Emergence Costs

We had $20.0 million and $19.6 million as of December 31, 2007 and 2006 in cash held in restricted accounts to pay for certain taxes which may be due relating to Covanta Energy’s bankruptcy, which occurred prior to its acquisition by us, and that are estimated to be paid in the future. Cash held in such restricted accounts is not available for general corporate purposes.

Deferred Financing Costs

As of December 31, 2007 and 2006, we had $17.7 million and $23.5 million, respectively, of net deferred financing costs recorded on the consolidated balance sheets. These costs were incurred in connection with our various financing arrangements. These costs are being amortized using the effective interest rate method over the expected period that the related financing was to be outstanding. See Note 6. Long-Term Debt — 2007 Recapitalization.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenue

Deferred revenue consisted of the following (in thousands of dollars):

	As of December 31,
	2007		2006
	Current	Noncurrent	Current	Noncurrent

Advance billings to municipalities	$11,610	$—	$7,985	$—
Unearned insurance premiums	896	—	641	—
Other	12,608	4,931	7,831	5,517

Total	$25,114	$4,931	$16,457	$5,517

Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided. Noncurrent deferred revenue relates to electricity contract levelization and is included in other noncurrent liabilities in the consolidated balance sheets.

Property, Plant and Equipment

Property, plant, and equipment acquired from acquisitions were recorded at our estimate of their fair values on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which range up to 38 years for energy-from-waste facilities. The original useful lives generally range from three years for computer equipment to 50 years for components of energy-from-waste facilities. Leaseholds improvements are depreciated over the remaining life of the lease or the asset, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is reflected in the consolidated statements of income.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability and will result in an adjustment to the amount of asset retirement cost allocated to expense in subsequent periods. Our asset retirement obligation is presented as follows (in thousands of dollars):

	As of December 31,
	2007	2006

Beginning of period asset retirement obligation	$26,517	$25,506
Accretion expense	2,091	2,308
Deductions(1)	(5,290)	(5,972)
Additions(2)	2,202	4,675

End of period asset retirement obligation	$25,520	$26,517
Less: current portion	(964)	(2,777)

Asset retirement obligation	$24,556	$23,740

(1)	Deductions in 2007 and 2006 related to expenditures and settlements of the asset retirement obligation liability and net revisions based on current estimates of the liability and revised expected cash flows and life of the liability.

(2)	Additions in 2007 related primarily to purchase price allocations for asset retirement obligations for the two biomass energy facilities acquired in California in 2007. Additions in 2006 related primarily to asset retirement obligation revisions based on purchase price allocation during 2006 for the Covanta ARC Holdings, Inc. (“ARC Holdings”) acquisition (See Note 3. Acquisitions, Business Development and Dispositions).

Waste, Service and Energy Contracts

The vast majority of our waste, service and energy contracts were valued in March 2004 and June 2005 related to the acquisitions of Covanta Energy and ARC Holdings, respectively. Intangible assets and liabilities, as well as lease interest, renewable energy credits and other indefinite-lived assets, are recorded using at their estimated fair market values based upon discounted cash flows in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).

Amortization for the “above market” waste, service and energy contracts and “below market” waste and energy contracts was calculated using the straight-line method. The remaining weighted-average contract life is approximately 10 years for both the “above market” waste, service and energy contracts and “below market” waste and energy contracts. See Note 10. Amortization of Waste, Service and Energy Contracts.

Impairment of Goodwill, Other Intangibles and Long-Lived Assets

We evaluate goodwill and indefinite-lived intangible assets not subject to amortization for impairment on an annual basis, or more frequently if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The evaluation of goodwill requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to its carrying value. If the carrying value of the reporting unit exceeds the fair value of that reporting unit, then the reporting unit’s carrying value of goodwill is compared to its implied value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied value of goodwill, this difference will be recorded as an adjustment to the goodwill balance, resulting in an impairment charge. The fair value was determined using a discounted cash flow approach based on forward-looking information regarding market share and costs for each reporting unit as well as an appropriate discount rate. For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset, which is generally estimated using a discounted future net cash flow projection, to the carrying value of the asset. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, as generally estimated using a discounted future net cash flow projection, then the carrying value of the asset is reduced to its fair value.

Intangible and other long-lived assets such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate its carrying

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value may not be recoverable over their estimated useful life in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In reviewing for impairment, we compare the carrying value of the relevant assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the asset’s fair value and its carrying value. To determine fair value, we principally use internal discounted cash flow estimates, but also use quoted market prices when available and independent appraisals as appropriate to determine fair value. Cash flow estimates are derived from historical experience and internal business plans with an appropriate discount rate applied.

Accumulated Other Comprehensive Income

AOCI, in the statement of stockholders’ equity, includes unrealized gains and losses excluded from the consolidated statements of income. These unrealized gains and losses consist of unrecognized gains or losses on our pension and other postretirement benefit obligations, foreign currency translation adjustments, unrealized losses on securities classified as available-for-sale, and net unrealized gains and losses on interest rate swaps.

Interest Rate Swap Agreements

We used derivative financial instruments to manage risk from changes in interest rates pursuant to the requirements under one of our debt agreement in existence as of December 31, 2006. We recognize derivative instruments on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash flow hedge are included in the consolidated statements of stockholders’ equity as a component of AOCI until the hedged cash flows impact earnings. Any hedge ineffectiveness is included in current-period earnings. On February 9, 2007, our interest swap arrangements were settled and unrealized gains of $2.1 million, net of tax, were reflected in earnings. For additional information regarding derivative financial instruments, see Note 19. Financial Instruments.

Foreign Currency Translation

For foreign operations, assets and liabilities are translated at year-end exchange rates and revenues and expenses are translated at the average exchange rates during the year. Gains and losses resulting from foreign currency translation are included in the consolidated statements of stockholders’ equity as a component of AOCI. Currency transaction gains and losses are recorded in Other Operating Expenses in the consolidated statements of income.

Pension and Postretirement Benefit Obligations

Our pension and other postretirement benefit plans are accounted for in accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment to FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which require costs and the related obligations and assets arising from the pension and other postretirement benefit plans to be accounted for based on actuarially-determined estimates. Upon the adoption of SFAS 158 in December 2006, we recognized a net gain of $2.5 million, $1.7 million net of deferred tax, in AOCI to reflect the funded status of the pension and postretirement benefit obligations. We recognized a net actuarial gain of $14.5 million, $9.4 million net of deferred tax, in AOCI during the year ended December 31, 2007. For additional information, see Note 16. Employee Benefit Plans.

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses (“LAE”) are based on estimates of reported losses and historical experience for incurred but unreported claims, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. We believe that the provisions for unpaid losses and LAE are adequate to cover the cost of losses and LAE incurred to date. However, such liability is based upon estimates which may change and there can be no assurance

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the ultimate liability will not exceed such estimates. Unpaid losses and LAE are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are included in current operations. The following table summarizes the activity in the insurance subsidiaries’ liability for unpaid losses and LAE (in thousands of dollars):

	As of December 31,
	2007	2006	2005

Net unpaid losses and LAE at beginning of year	$25,712	$32,082	$46,228
Incurred, net, related to:
Current year	6,398	7,579	8,172
Prior years	1,492	297	1,763

Total net incurred	7,890	7,876	9,935
Paid, net, related to:
Current year	(3,905)	(4,085)	(4,792)
Prior years	(7,357)	(10,221)	(19,349)

Total net paid	(11,262)	(14,306)	(24,141)
Plus: Increase in allowance for reinsurance recoverable on unpaid losses	60	60	60

Net unpaid losses and LAE at end of year	22,400	25,712	32,082
Plus: Reinsurance recoverable on unpaid losses	10,036	12,308	14,786

Gross unpaid losses and LAE at end of year	$32,436	$38,020	$46,868

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, unbilled service receivables, cash flows and taxable income from future operations, unpaid losses and LAE, allowances for uncollectible receivables, and liabilities related to pension obligations, and for workers’ compensation, severance and certain litigation.

Reclassifications

Certain prior period amounts have been reclassified in the financial statements to conform to the current period presentation.

Note 2.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R)’s objective is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize and measure all of the assets acquired and liabilities assumed in the transaction including any noncontrolling interest of the acquired entity; to recognize and measure any goodwill acquired or gain resulting from a bargain purchase; establishes the acquisition-date fair value as the measurement objective; and requires the acquirer to disclose to investors and other users of financial statements all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for us on January 1, 2009. We are continuing to assess the potential effects of SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting for the noncontrolling (minority) interests in a subsidiary and the

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deconsolidation of a subsidiary. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for us on January 1, 2009. Although we do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements, we are continuing to assess the potential effects of SFAS 160.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that the effect of the first remeasurement to fair value will be reported as a cumulative-effect adjustment to the opening balance of retained earnings and unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 was effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

Note 3.	Acquisitions, Business Development and Dispositions

Our growth strategy includes the acquisition of waste and energy related businesses located in markets with significant growth opportunities and the development and expansion of existing projects. Acquisitions are accounted for under the purchase method of accounting. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions.

Acquisitions and Business Development

EnergyAnswers Corporation

On October 1, 2007, we acquired the operating businesses of EnergyAnswers Corporation for cash consideration of approximately $41 million. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 tons per day (“tpd”) energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Approximately 75% of waste revenues are contracted for these facilities. We subsequently sold certain assets acquired in this transaction for a total consideration of $5.8 million during the fourth quarter of 2007 and during the first quarter of 2008. Our preliminary purchase price allocation, which includes $9.8 million of goodwill, is based on estimates and assumptions any changes to which could affect the reported amounts of assets, liabilities and expenses resulting from this acquisition.

Westchester Transfer Stations

On October 1, 2007, we acquired two waste transfer stations in Westchester County, New York from Regus Industries, LLC for cash consideration of approximately $7.3 million.

Pacific Ultrapower Chinese Station, California

On October 18, 2007, we acquired an additional 5% ownership interest in our subsidiary Pacific Ultrapower Chinese Station, a biomass energy facility located in California, for less than $1 million in cash, increasing our

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership interest to a majority interest of 55%. Although we have acquired majority interest, we do not have the ability to exercise significant influence over the operating and financial policies of the investee and therefore, we continue to account for this investment under the equity method.

Biomass Energy Facilities

On July 16, 2007, we acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid $51 million in cash plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, which are all located in California. In addition, we invested approximately $8 million prior to December 31, 2007, and expect to invest an additional $7 million to $12 million during 2008, in capital improvements to significantly increase the facilities’ productivity and improve environmental performance. Our preliminary purchase price allocation, which includes $22.9 million of goodwill, is based on estimates and assumptions any changes to which could affect the reported amounts of assets, liabilities and expenses resulting from this acquisition.

Holliston Transfer Station

On April 30, 2007, we acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for cash consideration of $7.5 million.

Harrisburg Energy-from-Waste Facility

On May 29, 2007, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and have a right of first refusal to purchase the facility. Under the agreement, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. Under the agreement, we have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance.

Hempstead Energy-from-Waste Facility

We entered into a new “Tip Fee” type contract with the Town of Hempstead in New York for a term of 25 years commencing upon expiration of the existing contract in 2009.

Lee County Energy-from-Waste Facility

In December 2007, we completed the expansion and commenced the operation of the expanded energy-from-waste facility located in and owned by Lee County in Florida. We expanded waste processing capacity from 1,200 tpd to 1,836 tpd and increased gross electricity capacity from 36.9 megawatts (“MW”) to 57.3 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension expiring in 2024.

Hillsborough County Energy-from-Waste Facility

We designed, constructed, and now operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County in Florida. Due to the growth in the amount of municipal solid waste generated in Hillsborough County, Hillsborough County informed us of its desire to expand the facility’s waste processing and electricity generation capacities. In August 2005, we entered into agreements with Hillsborough County to implement this expansion, and to extend the agreement under which we operate the facility, which would otherwise expire in 2007, through 2027. Environmental and other project related permits have been secured and the expansion construction commenced on December 29, 2006. Completion of the expansion, and commencement of the operation of the expanded project, is expected in early 2009.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covanta Onondaga Limited Partnership

On December 27, 2006, we acquired for $27.5 million in cash the limited partnership interests held by unaffiliated entities in Covanta Onondaga Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Onondaga County, New York.

ARC Holdings

On June 24, 2005, we acquired 100% of the issued and outstanding shares of ARC Holdings’ capital stock. We paid approximately $747 million in cash and transaction costs for the capital stock of ARC Holdings and assumed the consolidated net debt of ARC Holdings of $1.3 billion as of June 24, 2005 ($1.5 billion of consolidated indebtedness net of $0.2 billion of cash and restricted funds held in trust). The acquisition of ARC Holdings was financed by a combination of debt and equity.

As part of the ARC Holdings acquisition, we entered into credit arrangements which totaled approximately $1.1 billion, which was guaranteed by us and certain of our domestic subsidiaries. These credit arrangements were amended in May 2006 and later refinanced in January 2007. For details related to these financing arrangements, see Note 6. Long-Term Debt.

The equity component of the financing consisted of a $400 million offering of warrants to purchase our common stock (the “ARC Holdings Rights Offering”). We received net proceeds of approximately $395.8 million ($400 million gross proceeds, net of $4.2 million of expenses) and issued 66,673,004 shares of common stock. Three of our largest stockholders committed to participate in the ARC Holdings Rights Offering and acquired at least their pro rata portion of the shares. As consideration for their commitments, we paid each of these stockholders an amount equal to 1.75% of their respective equity commitments, which in the aggregate was $2.8 million and was accounted for as a reduction of the ARC Holdings Rights Offering proceeds. See Note 20. Related-Party Transactions.

The purchase price was comprised of the following (in millions of dollars):

Cash	$740.0
Debt assumed	1,494.0
Direct transaction costs	7.3
Restructuring liability	9.1

$2,250.4

The purchase price included acquisition-related restructuring charges of $9.1 million which were recorded as a liability and assumed in the ARC Holdings acquisition, and consisted primarily of severance and related benefits, and the costs of vacating duplicate facilities. As of December 31, 2007, the remaining acquisition-related restructuring liability was $0.4 million.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of values to the assets acquired and liabilities assumed at June 24, 2005 in conformity with the SFAS 141 and SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) (in thousands of dollars):

Current assets	$233,659
Property, plant and equipment	1,982,847
Intangible assets (excluding goodwill)	287,421
Goodwill	93,409
Other assets	144,368

Total assets acquired	$2,741,704

Current liabilities	$76,258
Current portion of long-term debt	29,958
Current portion of project debt	64,344
Long-term debt	662,379
Project debt	737,385
Deferred income taxes	250,945
Other liabilities	170,029

Total liabilities assumed	1,991,298

Minority interest acquired	3,058

Net assets acquired	$747,348

The acquired intangible assets of $287.4 million relate to favorable energy and waste contracts, landfill rights, other nonamortizing intangibles and a favorable leasehold interest with an approximate ten-year average useful life.

International Joint Ventures

China Joint Ventures

On December 12, 2007, we entered into an agreement to acquire a 40% equity interest in Guangzhou Development Covanta Environmental Energy Co., Ltd (“GDC Environmental Energy”), a company to be located in Guangzhou Municipality, Peoples Republic of China. GDC Environmental Energy will be a newly-formed entity involved in developing energy-from-waste projects in Guangdong Providence in Southeast China. Our investment in GDC Environmental Energy is subject to various regulatory approvals and is expected to be completed during the first quarter of 2008.

On April 25, 2007, we purchased a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd., a company located in Chongqing Municipality, Peoples Republic of China. The company, which was renamed Sanfeng Covanta Environmental Industry Co., Ltd., owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects. We made an initial cash payment of approximately $10 million in connection with our investment in Sanfeng.

Dublin Joint Venture

On September 6, 2007, we announced that we had entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which is co-owned by us and DONG Energy Generation A/S. As part of the transaction, we purchased a controlling stake in Dublin Waste to Energy Limited. Project construction, which is expected to start in late 2008, is estimated to cost approximately 300 million euros and is expected to require 36 months to complete. Dublin Waste to Energy Limited has a 25-year tip fee type contract to provide disposal service for approximately 320,000 metric tons of waste annually. The project is expected to sell electricity into the local electricity grid under short-term arrangements. We, along with DONG Energy Generation A/S, have committed to provide financing for all phases of the project; however, we expect that numerous project financing structures will be available once the initial development phase is complete.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispositions

On September 13, 2007, we completed the sale of the Linan coal facility in China for $2.3 million and recorded a pre-tax gain of approximately $1.7 million in other operating income in our consolidated statements of income.

On June 10, 2006, we completed the sale of the Huantai coal facility in China for $3.6 million and recorded a pre-tax gain of approximately $1.2 million in other operating income in our consolidated statements of income.

Pro Forma Results of Operations

With the exception of acquisition of ARC Holdings, the acquisitions and dispositions in this Note are not material to our consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented. The results of operations from ARC Holdings are included in our consolidated results of operations from June 25, 2005. The following table sets forth certain unaudited consolidated operating results for 2005 as if the acquisition of ARC Holdings was consummated on the same terms at January 1, 2005 (in thousands, except per share amounts):

For the Year Ended
Pro Forma (unaudited)	December 31, 2005

Total operating revenues	$1,209,075
Net income	$69,127
Basic earnings per share:
Weighted average shares outstanding	139,996
Earnings per share	$0.49
Diluted earnings per share:
Weighted average shares outstanding	145,698
Earnings per share	$0.47

The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been in effect at the beginning of the period or of future results.

Restructuring and Acquisition-Related Charges

We incurred restructuring costs in 2005 of $2.8 million. The restructuring costs resulted from $2.1 million of severance payments to certain of our international segment executives in connection with overhead reductions made possible by the elimination of the international’s separate capital structure during the second quarter of 2005. An additional $0.7 million was paid to remaining international segment executives as incentive payments from existing contractual obligations relating to international debt repayment in connection with the ARC Holdings acquisition.

In connection with the acquisition of ARC Holdings, we incurred integration costs of $4.0 million for the year ended December 31, 2005 primarily related to professional fees and employee incentive costs. These charges were included as part of the operating costs of the Domestic segment.

Note 4.	Earnings Per Share and Stockholders’ Equity

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods presented does not include securities if their effect was anti-dilutive (in thousands, except per share amounts).

	For the Years Ended December 31,
	2007	2006	2005

Net income	$130,513	$105,789	$59,326

Basic earnings per share:
Weighted average basic common shares outstanding	152,653	145,663	122,209

Basic earnings per share	$0.85	$0.73	$0.49

Diluted earnings per share:
Weighted average basic common shares outstanding	152,653	145,663	122,209
Stock options	620	557	688
Restricted stock	724	402	869
Rights	—	408	4,144

Weighted average diluted common shares outstanding	153,997	147,030	127,910

Diluted earnings per share	$0.85	$0.72	$0.46

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	1,745	50	—

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. As of December 31, 2007, the Debentures did not have a dilutive effect on earnings per share. See Note 6. Long-Term Debt for a description of the Debentures.

Stockholders’ Equity

As of December 31, 2007, there were 154,280,996 shares of common stock issued of which 153,921,745 were outstanding; the remaining 359,251 shares of common stock issued but not outstanding were held as treasury stock as of December 31, 2007.

The following represents shares of common stock reserved for future issuance:

As of December 31,
2007

Shares available for issuance under equity plans	4,122,938

As of December 31, 2007, there were 10,000,000 shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors are authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.

During the year ended December 31, 2007, we granted 393,495 restricted stock awards and 1,805,000 options to purchase our common stock. For information related to stock-based award plans, see Note 17. Stock-Based Award Plans.

On January 31, 2007, we completed an underwritten public offering of 5.32 million shares of our common stock. The shares were sold to the public at a price of $23.50 per share. We granted the underwriters an option to purchase up to an additional 798,000 shares of common stock at $22.325 per share for a period of 30 days beginning on and including the date of original issuance of the shares in connection with this offering, solely to cover over-allotments. The option was exercised and such additional shares were sold on February 6, 2007. Proceeds received in these offerings were approximately $136.6 million, net of underwriting discounts and commissions. Additional information, including material terms related to our recapitalization, is contained in Note 6. Long-Term Debt.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, we adopted the provisions of FIN 48. The impact of applying the provisions of this interpretation decreased our opening balance retained earnings by $2.2 million in 2007. See Note 9. Income Taxes for additional information.

On February 24, 2006, we completed a rights offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds. See Note 20. Related-Party Transactions.

Note 5.	Financial Information by Business Segments

Given our increased focus on developing our international business, during the first quarter of 2007, we segregated what we previously reported as our Waste and Energy Services segment into two new segments: Domestic and International. Our remaining operations, which we previously reported as our Other Services segment and was comprised of the holding company and insurance subsidiaries’ operations, did not meet the quantitative thresholds which required separate disclosure as a reportable segment. Therefore, we currently have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively. Prior period amounts have been reclassified below to conform to the current segment presentation.

The results of our reportable segments are as follows (in thousands of dollars):

	Reportable Segments
	Domestic	International	All Other(1)	Total

Year Ended December 31, 2007:
Operating revenues	$1,245,617	$177,217	$10,253	$1,433,087
Depreciation and amortization	187,875	8,998	97	196,970
Operating income (loss)	220,092	20,183	(3,665)	236,610

As of December 31, 2007:
Total assets (includes goodwill of $127.0 million)	$4,007,621	$257,481	$103,397	$4,368,499
Capital additions	84,983	528	237	85,748

Year Ended December 31, 2006:
Operating revenues	$1,117,927	$136,868	$13,741	$1,268,536
Depreciation and amortization	184,921	8,193	103	193,217
Operating income	206,483	19,839	438	226,760

As of December 31, 2006:
Total assets (includes goodwill of $91.3 million)	$4,097,310	$216,518	$123,992	$4,437,820
Capital additions	53,651	599	17	54,267

Year Ended December 31, 2005:
Operating revenues	$831,018	$132,948	$14,797	$978,763
Depreciation and amortization	116,083	8,731	111	124,925
Operating income (loss)	128,642	18,055	(481)	146,216

As of December 31, 2005:
Total assets (includes goodwill of $255.9 million)	$4,373,603	$195,422	$133,140	$4,702,165
Capital additions	22,893	575	59	23,527

(1)	All other is comprised of our insurance subsidiaries’ operations and the financial results of the holding company.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our operations are principally in the United States. Operations outside of the United States are primarily in Asia, with some projects in Europe and Latin America. A summary of revenues and total assets by geographic area is as follows (in thousands of dollars):

	United States	India	Other International	Total

Operating Revenues:
Year Ended December 31, 2007	$1,255,870	$157,405	$19,812	$1,433,087
Year Ended December 31, 2006	$1,131,667	$108,150	$28,719	$1,268,536
Year Ended December 31, 2005	$845,814	$94,680	$38,269	$978,763

Total Assets:
As of December 31, 2007	$4,079,552	$91,710	$197,237	$4,368,499
As of December 31, 2006	$4,199,607	$71,098	$167,115	$4,437,820

Note 6.	Long-Term Debt

2007 Recapitalization

On January 19, 2007, we announced a comprehensive recapitalization utilizing a series of equity and debt financings. Subsequent to this announcement, we completed the following transactions:

•	the refinancing of our previously existing credit facilities with new credit facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility, and a $650 million term loan (collectively referred to as the “Credit Facilities”);
•	an underwritten public offering of 6.118 million shares of our common stock, from which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;
•	an underwritten public offering of approximately $373.8 million aggregate principal amount of Debentures, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and
•	the repayment, by means of a tender offer and redemptions, of approximately $611.9 million in aggregate principal amount of outstanding notes previously issued by certain of our intermediate subsidiaries.

We completed our public offerings of common stock and Debentures, including over-allotment options exercised by underwriters, on January 31, 2007 and February 6, 2007, respectively, and we closed on the Credit Facilities on February 9, 2007. We completed our tender offer and redemptions for approximately $611.9 million in aggregate principal amount of outstanding notes at various times during 2007. See Intermediate Subsidiary Debt below for specific terms related to the redemptions.

As a result of the recapitalization, we recognized a loss on extinguishment of debt of approximately $32.1 million, pre-tax, which was comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements.

Credit Facilities

Under the Credit Facilities, we have substantially greater, but not unrestricted, ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally. The Credit Facilities are comprised of:

•	a $300 million revolving loan facility due 2013, which includes a $200 million sub-facility for the issuance of letters of credit (the “Revolving Loan Facility”);
•	a $320 million funded letter of credit facility due 2014 (the “Funded L/C Facility”); and
•	a term loan facility, due 2014, in the initial amount of $650 million and of which $645.1 million was outstanding as of December 31, 2007 (the “Term Loan Facility”).

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization Terms

The Credit Facilities include mandatory annual amortization of the Term Loan Facility to be paid in quarterly installments beginning June 30, 2007, through the date of maturity as follows (in thousands of dollars):

Annual Remaining	2008	2009	2010	2011	2012	2013	2014	Total
Amortization	$6,500	$6,500	$6,500	$6,500	$6,500	$6,500	$606,125	$645,125

Under the Credit Facilities, we are obligated to apply a portion of excess cash from operations on an annual basis (calculated pursuant to the credit agreement), as well as specified other sources, to repay borrowings under the Term Loan Facility. The portion of excess cash (as defined in the credit agreement) to be used for this purpose is 50%, 25%, or 0%, based on measurement of the leverage ratio under the financial covenants.

Interest and Fee Terms

Loans under the Credit Facilities are designated, at our election, as Eurodollar rate loans or base rate loans. Eurodollar loans bear interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” for deposits in dollars plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable at the end of the applicable interest period of one, two, three or six months (and at the end of every three months in the case of six month Eurodollar loans). Base rate loans bear interest at (a) a rate per annum equal to the greater of (1) the “prime rate” designated in the relevant facility or (2) the Federal Funds rate plus 0.5% per annum, plus (b) a borrowing margin as described below.

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

The borrowing margins referred to above for the Credit Facilities are as follows:

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

Guarantees and Securitization

The Credit Facilities are guaranteed by us and by certain of our subsidiaries. The subsidiaries that are party to the Credit Facilities agreed to secure all of the obligations under the Credit Facilities by granting, for the benefit of secured parties, a first priority lien on substantially all of their assets, to the extent permitted by existing contractual obligations, a pledge of substantially all of the capital stock of each of our domestic subsidiaries and 65% of substantially all the capital stock of each of our foreign subsidiaries which are directly owned, in each case to the extent not otherwise pledged.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants. During the term of the Credit Facilities, the negative covenants may place limitations on us, but are materially less restrictive than the restrictions in effect prior to February 9, 2007. We were in compliance with all required covenants as of December 31, 2007.

The affirmative covenants of the Credit Facilities include covenants relating to the following:

•	financial statements and other reports;
•	continued existence;
•	payment of taxes and claims;
•	maintenance of properties;
•	insurance coverage;
•	inspections by lenders (subject to frequency and cost reimbursement limitations);
•	lenders meetings;
•	compliance with laws;
•	environmental matters;
•	additional material real estate assets;
•	designation of subsidiaries; and
•	post-closing matters.

The negative covenants of the Credit Facilities include limitations on the following:

•	indebtedness (including guarantee obligations);
•	liens;
•	negative pledge clauses;
•	restricted junior payments;
•	clauses restricting subsidiary distributions;
•	investments;
•	fundamental changes;
•	disposition of assets;
•	acquisitions;
•	conduct of business;
•	amendments or waivers of certain agreements;
•	changes in fiscal year; and
•	hedge agreements.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.25 to 1.00 for the four quarter period ended December 31, 2007, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges. The maximum Covanta Energy leverage ratio allowed under the Credit Facilities adjusts in future periods as follows:

•	4.25 to 1.00 for each of the four quarter periods ended March 31, June 30 and September 30, 2008;
•	4.00 to 1.00 for each of the four quarter periods ended December 31, 2008, March 31, June 30 and September 30, 2009;
•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;
•	3.50 to 1.00 for each four quarter period thereafter;

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and

•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Defaults under the Credit Facilities include:

•	non-payment of principal when due;
•	non-payment of any amount payable to an issuing bank in reimbursement of any drawing under a letter of credit when due;
•	non-payment of interest, fees or other amounts after a grace period of five days;
•	cross-default to material indebtedness;
•	violation of a covenant (subject, in the case of certain affirmative covenants, to a grace period of thirty days);
•	material inaccuracy of a representation or warranty when made;
•	bankruptcy events with respect to us, Covanta Energy or any material subsidiary or group of subsidiaries of Covanta Energy;
•	material judgments;
•	certain material ERISA events;
•	change of control (subject to exceptions for certain of our existing owners);
•	failure of subordination; and
•	actual or asserted invalidity of any guarantee or security document.

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

Debentures

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of Debentures. This offering included Debentures sold pursuant to an over-allotment option which was exercised by the underwriters. The Debentures constitute our general unsecured senior obligations and will rank equally in right of payment with any future senior unsecured indebtedness. The Debentures are effectively junior to our existing and future secured indebtedness, including the Credit Facilities, to the extent of the value of the assets securing such indebtedness. The Debentures are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries.

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and the fair market value for the embedded derivative was zero as of December 31, 2007.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share). Additionally, the terms of the Debentures require that under certain circumstances, such as an acquisition of us by a third party, the payment by us of a cash dividend on our common stock, or where a cash tender offer is made for our common stock, we are obligated to adjust the conversion rate applicable to the Debentures. This adjustment requirement constitutes a “contingent beneficial conversion feature” that is part of the Debentures. If such an adjustment were to occur, (i) the amount of the contingent beneficial conversion feature would be bifurcated from the Debentures, (ii) the liability recorded in our financial statements with respect to the Debentures would be reduced by the amount bifurcated, and (iii) the amount bifurcated would be recorded as a charge to interest expense and accreted to the Debenture liability over the remaining term of Debentures, or the conversion date of the Debentures, if earlier. In no event will the total number of shares of our common stock issuable upon conversion exceed 42.5531 per $1,000 principal amount of Debentures, or a maximum of 15,904,221 shares issuable.

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

Intermediate Subsidiary Debt

On January 23, 2007, we commenced cash tender offers for (a) any and all of the outstanding 8 1/2% Senior Secured Notes due 2010 (the “MSW I Notes”) issued by MSW Energy Holdings LLC and its wholly owned subsidiary, MSW Energy Finance Co., Inc. (b) any and all of the outstanding 7 3/8% Senior Secured Notes due 2010 (the “MSW II Notes”) issued by MSW Energy Holdings II LLC and its wholly owned subsidiary, MSW Energy Finance Co. II, Inc. and (c) any and all of the outstanding 6.26% Senior Notes due 2015 (the “ARC Notes”) of Covanta ARC LLC. On February 22, 2007, $190.2 million, $223.6 million and $190.6 million of the MSW I Notes, MSW II Notes and ARC Notes, respectively, were redeemed under the terms described below.

The remaining $1.4 million of the ARC Notes were redeemed on April 16, 2007 at a total redemption price of $743.50 per $1,000 in original principal amount of the ARC Notes, which included principal outstanding, premium and accrued interest up to the redemption date. On September 6, 2007, the remaining $5.6 million and $0.5 million of outstanding MSW I Notes and MSW II Notes were redeemed at $1,042.50 and $1,036.88, respectively, per $1,000 principal amount (plus accrued and unpaid interest to the date of redemption).

Short-Term Liquidity

As of December 31, 2007, we had available credit for liquidity as follows (in thousands of dollars):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	December 31, 2007	December 31, 2007

Revolving Loan Facility(1)	$300,000	2013	$31,216	$268,784
Funded L/C Facility	$320,000	2014	$319,931	$69

(1)	Up to $200 million of which may be utilized for letters of credit.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Refinancing

In May 2006, as a result of amendments to our financing arrangements existing at that time, we recognized a loss on extinguishment of debt of $6.8 million, pre-tax, which was comprised of the write-down of deferred financing costs and a call premium paid on extinguishment. On June 30, 2006, we utilized a new term loan commitment of $140 million on the first lien term loan facility to prepay $140 million under the second lien term loan facility.

Financing Costs

All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included as a component of interest expense and was $3.8 million, $3.9 million, and $10.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 7.	Project Debt

Project debt is presented below (in thousands of dollars):

	As of December 31,
	2007	2006

Project debt related to Service Fee structures
4.0-6.75% serial revenue bonds due 2008 through 2015	$219,236	$263,430
3.0-7.0% term revenue bonds due 2008 through 2022	204,702	224,225
Adjustable-rate revenue bonds due 2008 through 2019	100,610	111,115
7.322% other debt obligations due 2008 through 2020	54,345	69,509

Subtotal	578,893	668,279
Unamortized debt premium, net	14,385	22,907

Total Service Fee structure related project debt	593,278	691,186

Project debt related to Tip Fee structures
4.875-6.70% serial revenue bonds due 2008 through 2016	330,420	388,645
5.00-8.375% term revenue bonds due 2010 through 2019	269,095	257,750

Subtotal	599,515	646,395
Unamortized debt premium, net	16,568	22,216

Total Tip Fee structure related project debt	616,083	668,611

International project debt	70,914	76,150

Total project debt	1,280,275	1,435,947
Less current project debt (includes $10,711 and $14,656 of unamortized premium)	(195,625)	(190,242)

Noncurrent project debt	$1,084,650	$1,245,705

Project debt associated with the financing of energy-from-waste facilities is arranged by municipal entities through the issuance of tax-exempt and taxable revenue bonds or other borrowings. For those facilities we own, that project debt is recorded as a liability on our consolidated financial statements. Generally, debt service for project debt related to Service Fee Structures is the primary responsibility of municipal entities, whereas debt service for project debt related to Tip Fee structures is paid by our project subsidiary from project revenue expected to be sufficient to cover such expense.

Payment obligations for our project debt associated with energy-from-waste facilities are limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective energy-from-waste facilities and related assets.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $2.5 billion and restricted funds held in trust of approximately $365.5 million.

The interest rates on adjustable-rate revenue bonds are adjusted periodically based on current municipal-based interest rates. The average adjustable rate for such revenue bonds was 3.40% and 3.84% as of December 31, 2007 and 2006, respectively, and the average adjustable rate for such revenue bonds was 3.55% and 3.38% during 2007 and 2006 for the full year, respectively.

International project debt includes the following obligations as of December 31, 2007:

•	$37.2 million due to financial institutions, of which $7.9 million is denominated in U.S. dollars and $29.3 million is denominated in Indian rupees, relating to the construction of a heavy fuel-oil fired diesel engine power plant in India and working capital debt relating to the operations of the project. The U.S. dollar debt bears a coupon rate at the three-month LIBOR, plus 4.5% (9.73% as of December 31, 2007). The outstanding Indian rupee debt borrowed for construction of the power plant was reset to a floating rate of 10.5% in October 2007, the end of the agreed term of three years. The average coupon rate on the working capital debt was 11.5% in 2007. The construction related debt extends through 2011. The entire debt is non-recourse to us, and is secured by the project assets. The power off-taker failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.
•	$33.7 million due to financial institutions relating to the construction of a second heavy fuel-oil fired diesel engine power plant in India and working capital debt relating to the operations of the project. The entire debt is denominated in Indian rupees. The construction related debt bears coupon rates ranging from 8% to 12.5% in 2007 and the average coupon rate on the working capital debt was 11.5% in 2007. The construction related debt extends through 2010. The entire debt is non-recourse to us and is secured by the project assets. The power off-taker failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.

As of December 31, 2007, we had one interest rate swap agreement related to domestic project debt that economically fixes the interest rate on certain adjustable-rate revenue bonds. For additional information related to this interest rate swap, see Note 19. Financial Instruments.

The maturities of long-term project debt as of December 31, 2007 are as follows (in thousands of dollars):

									Total
								Less:	Noncurrent
	2008	2009	2010	2011	2012	Thereafter	Total	Current Portion	Project Debt

Debt	$184,914	$179,069	$178,295	$121,865	$120,608	$464,571	$1,249,322	$(184,914)	$1,064,408
Premium	10,711	7,784	5,309	2,677	1,825	2,647	30,953	(10,711)	20,242

Total	$195,625	$186,853	$183,604	$124,542	$122,433	$467,218	$1,280,275	$(195,625)	$1,084,650

Note 8.	Equity Method Investments

Our subsidiaries are party to joint venture agreements through which we have equity investments in several operating projects. The joint venture agreements generally provide for the sharing of operational control as well as voting percentages. We record our share of earnings from our equity investees in equity in net income from unconsolidated investments in our consolidated statements of income.

On December 15, 2005, our subsidiary owning and operating the Warren County, New Jersey energy-from-waste facility emerged from bankruptcy and was subsequently included as a consolidated subsidiary in our financial statements. Prior to December 15, 2005, we recorded our investment in this subsidiary using the equity method.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007 and 2006, investments in investees and joint ventures accounted for under the equity method were as follows (in thousands of dollars):

	Ownership		Ownership
	Interest as of		Interest as of
	December 31,		December 31,
	2007	2007	2006	2006

Ultrapower Chinese Station Plant (U.S.)(1)	55%	$4,880	50%	$4,824
South Fork Plant (U.S.)	50%	1,141	50%	1,009
Koma Kulshan Plant (U.S.)	50%	6,059	50%	5,051
Ambiente 2000 (Italy)	40%	757	40%	283
Haripur Barge Plant (Bangladesh)	45%	13,982	45%	13,332
Quezon Power (Philippines)	26%	43,159	26%	49,218
Sanfeng (China)	40%	11,270	—	—

Total investments		$81,248		$73,717

(1)	On October 18, 2007, we acquired an additional 5% ownership interest in this investee increasing our ownership interest to a majority interest of 55%. Although we have acquired majority interest, we do not have the ability to exercise significant influence over the operating and financial policies of the investee and therefore, we continue to account for this investment under the equity method.

The unaudited combined results of operations and financial position of our equity method investments are summarized below (in thousands of dollars):

	2007	2006

Condensed Statements of Operations for the years ended December 31:
Revenues	$331,230	$321,507
Operating income	153,981	129,071
Net income	57,472	83,390
Company’s share of net income	22,196	28,636
Condensed Balance Sheets as of December 31:
Current assets	$208,795	$155,521
Noncurrent assets	792,166	811,403
Total assets	1,000,961	966,924
Current liabilities	158,235	166,659
Noncurrent liabilities	441,914	400,592
Total liabilities	600,115	567,251

Quezon Power, Inc. (“Quezon”)

Equity in net income from unconsolidated investments primarily relates to our 26% investment in Quezon in the Philippines. The Quezon project sells electricity to Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila. Under an energy contract expiring in 2025, Meralco is obligated to take-or-pay for stated minimum annual quantities of electricity produced by the facility at an all-in price which consists of capacity, operating, energy, transmission and other fees adjusted for inflation, fuel cost and foreign exchange fluctuations. The Quezon project has entered into two coal supply contracts expiring in 2015 and 2022. Under these supply contracts, the cost of coal is determined using a base energy price adjusted to fluctuations of specified international benchmark prices. Our subsidiary operates the project under a long-term agreement with the Quezon project and we have obtained political risk insurance for our equity investment in this project.

On February 21, 2008, Quezon and Meralco executed agreements which effect a settlement of various issues which had been pending for several years, including certain amendments to the contract to modify certain commercial terms and to resolve issues relating to the project’s performance during its first year of operation. The

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement primarily includes payment by Meralco of approximately $8.5 million of prior uncollected receivables, a reduction in the capital cost rate recovery payable by Meralco and other terms.

The results of operations for Quezon were (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005

Revenues	$280,013	$271,817	$245,571
Operating income	139,426	119,328	110,872
Net income	47,702	73,118	66,824

In the quarter ended June 30, 2006, Quezon recorded a cumulative deferred income tax benefit of $31.7 million, of which $7.0 million relates to our equity share in Quezon, on the basis of rulings which were issued by the Philippine tax authorities clarifying the tax deductibility of such losses upon realization. The realization of this deferred tax benefit is subject to fluctuations in the value of the Philippine peso versus the U.S. dollar. During the last six months of 2006 and during the year ended December 31, 2007, we reduced the cumulative deferred income tax benefit by approximately $2.1 million and $4.3 million, respectively, as a result of the strengthening of the Philippine peso versus the U.S. dollar.

For approximately six years ended May 2006, Quezon has benefited from Philippine tax regulations which were designed to promote investments in certain industries (including power generation). Equity in net income from unconsolidated investments for the year ended December 31, 2007 and 2006 includes approximately $8.2 million and $4.1 million, respectively, of increased tax expense for Quezon related to the conclusion of this income tax holiday.

During the fourth quarter of 2006, equity earnings were reduced by $2.3 million due to the write-off of a deferred income tax asset due to a change in the deductibility of the amortization of deferred financing costs related to our Quezon facility.

Note 9.	Income Taxes

We file a federal consolidated income tax return with our eligible subsidiaries. Covanta Lake II, Inc. files outside of the consolidated return group. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

Effective January 1, 2007, we adopted the provisions of FIN 48. This interpretation is intended to increase the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The cumulative effect of applying the provisions of this interpretation was a $2.2 million decrease to our opening balance retained earnings in 2007, which was comprised of an increase of $5.5 million to the liability for uncertain tax positions, a $16.4 million increase to deferred tax assets, and a $13.1 million decrease to property, plant and equipment.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands of dollars):

Balance as of January 1, 2007	$24,483
Additions based on tax positions related to the current year	500
Additions for tax positions of prior years	398
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$25,381

The liability for uncertain tax positions, exclusive of interest and penalties, was $25.4 million and $24.5 million as of December 31, and January 1, 2007, respectively. Included in the balance of uncertain tax benefits as of

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 are potential benefits of $2.5 million that, if recognized, would affect the effective tax rate. We do not expect any significant increases or decreases in the amount of unrecognized tax benefits in the next 12 months.

We record interest accrued on uncertain tax positions and penalties as part of the tax provision under FIN 48. For the year ended December 31, 2007 and 2006, we recognized $0.9 million and zero, respectively of interest and penalties on uncertain tax positions. As of December 31, and January 1, 2007, we had accrued interest and penalties associated with uncertain tax positions of $7.6 million and $6.7 million, respectively.

As issues are examined by the Internal Revenue Service (“IRS”) and state auditors, we may decide to adjust the existing FIN 48 liability for issues that were not deemed an exposure at the time we adopted FIN 48. Accordingly, we will continue to monitor the results of these audits and adjust the liability as needed. Federal income tax returns for Covanta Energy are closed for the years through 2002. However, to the extent NOLs are utilized from earlier years, this will allow the IRS to re-examine closed years. The tax returns of our subsidiary ARC Holdings are open for federal audit for the tax return years of 2001 and forward, and are currently the subject of an IRS examination. This examination is related to ARC Holdings’ refund requests related to NOL carryback claims from tax years prior to our acquisition of ARC Holdings in 2005 that require Joint Committee approval. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

As of December 31, 2006, we had a valuation allowance of $68.2 million. During 2007, we reduced our valuation allowance by $35.0 million. The reduction primarily included a $31.4 million adjustment related to NOLs that were due to expire in 2007 and were utilized as a reduction to income tax expense in 2007. The additional reduction to the valuation allowance of $3.6 million related to previously unrecognized state NOLs and federal NOLs for our unconsolidated subsidiary Covanta Lake II, Inc.

During 2006, we reduced our valuation allowance by $22.8 million. The reduction primarily included a net $13.0 million adjustment to the goodwill associated with the acquisition of ARC Holdings, since the facts and circumstances associated with these items existed as of the date of the ARC Holdings acquisition, and if not for the ARC Holdings acquisition we would not have been able to make the conclusion that it was “more likely than not” that these deferred tax assets would be realized, and $10.3 million that was a reduction to income tax expense.

During 2006, we adopted the permanent reinvestment exception under APB 23 whereby we will no longer provide for deferred taxes on the undistributed earnings of our international subsidiaries. We intend to permanently reinvest our international earnings outside of the United States in our existing international operations and in any new international business which may be developed or acquired. As a result of the adoption of APB 23, we recognized a benefit of $10.0 million in 2006 associated with the reversal of deferred taxes accrued on unremitted earnings of international affiliates in prior periods. This policy resulted in an unrecognized deferred tax liability of approximately $24.7 million and $18.7 million as of December 31, 2007 and 2006, respectively. Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately $71.9 million and $54.8 million as of December 31, 2007 and 2006, respectively.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in the calendar year ended December 31, 2007. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although these additional tax benefits or windfalls were reflected in the NOLs, pursuant to SFAS 123R, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in 2007 due to the NOLs, these windfall tax benefits were not reflected in our NOLs in the deferred tax assets for 2007. Windfalls included in NOLs but not reflected in deferred tax assets for 2007 were $10.0 million.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had consolidated federal NOLs estimated to be approximately $275 million for federal income tax purposes as of the end of 2007. The NOLs will expire in various amounts from December 31, 2009 through December 31, 2026, if not used. Our NOLs will expire, if not used, in the following amounts in the following years (in thousands of dollars):

Amount of
Carryforward
Expiring

2008	$—
2009	23,903
2010	23,600
2011	19,755
2012	38,255
2019	33,635
2022	26,931
2023	108,331
2024	212
2025	203
2026	260

$275,085

In addition to the consolidated federal NOLs, we have additional federal credit carryforwards of $23.1 million, federal loss carryforwards of $85.0 million and state NOL carryforwards of $232.4 million, all of which will expire between 2008 and 2026. These deferred tax assets are offset by a valuation allowance of $33.2 million.

The components of income tax expense were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005

Current:
Federal	$3,373	$(4,889)	$5,757
State	15,186	15,196	4,194
Foreign	6,612	7,250	6,941

Total current	25,171	17,557	16,892
Deferred:
Federal	8,793	29,819	12,014
State	(3,038)	1,530	5,916
Foreign	114	(10,441)	(171)

Total deferred	5,869	20,908	17,759

Total income tax expense	$31,040	$38,465	$34,651

Domestic and foreign pre-tax income was as follows (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005

Domestic	$125,890	$102,944	$58,602
Foreign	22,123	19,284	18,963

Total	$148,013	$122,228	$77,565

The effective income tax rate was 21.0% and 31.5% for the year ended December 31, 2007 and 2006, respectively. Excluding a cumulative adjustment of $10.0 million due to the adoption of APB 23, the effective income tax rate was 39.7% for the year ended December 31, 2006. The decrease in the effective tax rate for the year ended December 31, 2007 compared to the year ended December 31, 2006 is primarily the result of reductions in the

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance against federal and state NOLs. A portion of the federal NOL was due to expire in 2007 and would not have been utilized had the Mission Insurance Trusts settled in 2007. The trusts did not settle in 2007, and therefore, the losses that were due to expire in 2007 were utilized. The release of this valuation provided a benefit of $31.4 million. The other $3.6 million of benefit relates to the release of valuation allowance associated with state NOLs and federal NOLs of our unconsolidated subsidiary, Covanta Lake II, Inc. Other items affecting our 2007 rate included: the recognition of $1.0 million of interest receivable relating to our outstanding NOL carryback claim with the federal government and an increase from 2006 of approximately $1.4 million in production tax credits generated. Approximately $17.1 million of federal NOLs expired resulting in a charge to income tax expense of $6 million in 2007.

We recognized benefits from a foreign tax holiday in India. The Samalpatti and Madurai project companies began taking advantage of a tax holiday under Indian law in April of 2005. The Indian tax holiday permits the companies to use the alternative tax rate, currently approximately 11%, for a 10 year period.

The aggregate benefit and affect on diluted earnings per share was as follows (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005

Aggregate benefit	$4,433	$4,092	$2,086
Affect on diluted EPS	$0.03	$0.03	$0.02

A reconciliation of our income tax expense at the federal statutory income tax rate of 35% to income tax expense at the effective tax rate is as follows (in thousands of dollars):

	For the Years Ended
	December 31,
	2007	2006	2005

Income tax expense at the federal statutory rate	$51,805	$42,780	$27,148
State and other tax expense	8,972	12,296	6,572
Change in valuation allowance	(34,968)	(10,319)	(9,485)
Grantor trust income	5,580	6,210	5,250
Subpart F income and foreign dividends	90	2,328	7,190
Taxes on foreign earnings	(1,132)	(9,531)	(7)
Production tax credits	(4,525)	(3,158)	(3,132)
Expiration of tax attributes	5,977	—	—
Other, net	(759)	(2,141)	1,115

Total income tax expense	$31,040	$38,465	$34,651

In 2007, we restructured several of our entities owned by ARC Holdings. As a result of the restructuring, these entities have become disregarded for tax purposes. Accordingly, the deferred tax liability for these pass-through entities has been reclassified to the underlying deferred tax assets or liabilities of the former partnership.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in thousands of dollars):

	As of December 31,
	2007	2006

Deferred Tax Assets:
Loss reserve discounting	$926	$2,135
Capital loss carryforward	24,048	24,228
Net operating loss carryforwards	101,466	155,517
Accrued expenses	37,844	42,042
Tax basis in bond and other costs	10,819	12,893
Deferred tax assets attributable to Covanta Lake II, Inc.	5,713	5,505
Deferred tax assets attributable to pass-through entities	84,368	84,368
Other	18,115	4,290
AMT and other credit carryforwards	23,055	17,441

Total gross deferred tax asset	306,354	348,419
Less: valuation allowance	(33,246)	(68,215)

Total deferred tax asset	273,108	280,204

Deferred Tax Liabilities:
Unremitted earnings of foreign subsidiaries	—	—
Unbilled accounts receivable	24,779	32,728
Property, plant and equipment	553,359	156,340
Intangible assets	35,583	45,425
Deferred tax liabilities attributable to pass-through entities	43,382	433,857
Other, net	26,855	7,971

Total gross deferred tax liability	683,958	676,321

Net deferred tax liability	$(410,850)	$(396,117)

Our NOLs predominantly arose from our predecessor insurance entities (which were subsidiaries of our predecessor, which was formerly named Mission Insurance Group, Inc., “Mission”). These Mission insurance entities have been in state insolvency proceedings in California and Missouri since the late 1980’s. The amount of NOLs available to us will be reduced by any taxable income generated by current members of our consolidated tax group, which include grantor trusts associated with the Mission insurance entities. Based on a review of the claims activity and balance sheets of the California grantor trusts, we believe that additional tax deductions will be recognized by the California grantor trusts as they wind down. In the fourth quarter of 2006, a deferred tax asset of $84.4 million was recognized on our consolidated balance sheet for this expected benefit. Additionally, $12.0 million was recognized as a deferred tax asset as a result of revised taxable losses from the grantor trusts for the 2004 tax year. These increases were recorded as a reduction to goodwill associated with the ARC Holdings acquisition, since the facts and circumstances associated with these items existed as of the date of the ARC Holdings acquisition, and if not for the ARC Holdings acquisition we would not have been able to make the conclusion that it was “more likely than not” that these deferred tax assets would be realized. See Note 11. Other Intangible Assets and Goodwill for additional information regarding these adjustments to goodwill.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reorganization. The distribution of such shares by the California Commissioner is among the final steps necessary to conclude the insolvency cases relating to the trusts being administered by the California Commissioner.

In connection with these agreements and in order to facilitate the orderly conclusion of the grantor trust estates, the distribution of such stock and the settlement of the related disputes, we have paid an aggregate amount equal to approximately $9.14 million to the California Commissioner. Additionally, we reimbursed an additional $1.175 million to the California Commissioner’s Conservation and Liquidation Office in 2006 related to expenses associated with these agreements.

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

Note 10.	Amortization of Waste, Service and Energy Contracts

Waste, Service and Energy Contracts

The vast majority of our waste, service and energy contracts were valued in March 2004 and June 2005 related to the acquisitions of Covanta Energy and ARC Holdings, respectively. Intangible assets and liabilities are recorded at their estimated fair market values based upon discounted cash flows.

Amortization for the “above market” waste, service and energy contracts and “below market” waste and energy contracts was calculated using the straight-line method. The remaining weighted-average contract life is approximately 10 years for both the “above market” waste, service and energy contracts and “below market” waste and energy contracts.

Waste, Service and Energy contracts consisted of the following (in thousands of dollars):

		As of December 31, 2007			As of December 31, 2006
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

Waste, service and energy contracts (asset)	2 — 21 years	$405,794	$137,441	$268,353	$388,378	$91,850	$296,528
Waste and service contracts (liability)	1 — 15 years	$(159,575)	$(29,111)	$(130,464)	$(152,321)	$(16,714)	$(135,607)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of December 31, 2007 included or expected to be included in our statement of income for each of the years indicated (in thousands of dollars):

	Waste, Service and
	Energy Contracts	Waste and Service
	(Amortization	Contracts
	Expense)	(Contra-Expense)

Year ended December 31, 2007	$45,591	$(12,397)

2008	$45,357	$(13,390)
2009	41,785	(13,441)
2010	29,467	(13,028)
2011	26,378	(12,687)
2012	24,320	(12,692)
Thereafter	101,046	(65,226)

Total	$268,353	$(130,464)

Note 11.	Other Intangible Assets and Goodwill

Other Intangible Assets

Other intangible assets consisted of the following (in thousands of dollars):

		As of December 31, 2007			As of December 31, 2006
		Gross			Gross
		Carrying	Accumulated		Carrying	Accumulated
	Useful Life	Amount	Amortization	Net	Amount	Amortization	Net

Lease interest and other	11 - 22 years	$72,235	$7,598	$64,637	$72,154	$4,555	$67,599
Landfill	6 years	17,985	5,198	12,787	17,985	3,066	14,919

Total amortizable intangible assets		90,220	12,796	77,424	90,139	7,621	82,518
Other intangibles	Indefinite	11,530	—	11,530	4,528	—	4,528

Intangible assets, net		$101,750	$12,796	$88,954	$94,667	$7,621	$87,046

The following table details the amount of the actual/estimated amortization expense associated with other intangible assets as of December 31, 2007 included or expected to be included in our statements of income for each of the years indicated (in thousands of dollars):

	2008	2009	2010	2011	2012	Thereafter	Total

Annual Remaining Amortization	$5,153	$5,153	$5,153	$5,153	$5,153	$51,659	$77,424

Amortization Expense related to other intangible assets was $5.2 million, $5.7 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005. Lease interest amortization is recorded as rent expense in plant operating expenses and was $3.0 million, $3.0 million, and $1.5 million for the years ended December 31, 2007, 2006, and 2005 respectively.

Goodwill

Goodwill was $127.0 million and $91.3 million as of December 31, 2007 and 2006, respectively. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in acquisitions in accordance with the provisions of SFAS 142. Goodwill has an indefinite life and is not amortized but is to be reviewed for impairment under the provisions of SFAS 142. We performed the required annual impairment review of our recorded goodwill for reporting units using a discounted cash flow approach as of October 1, 2007 and determined that no goodwill was impaired. As of December 31, 2007, goodwill of approximately $25.5 million is deductible for federal income tax purposes.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the changes in carrying value of goodwill for the years ended December 31, 2007 and 2006 (in thousands of dollars):

Total

Balance as of December 31, 2005	$255,927
Purchase price allocation adjustments for the ARC Holdings acquisition
Reduction of liability owed to one of the prior owners of ARC Holdings (Note 3)	(27,358)
Increase in an unfavorable waste contract liability	12,140
Increase to carrying value of property, plant and equipment	(9,531)
Increase to net deferred tax assets related to Grantor Trust items (Note 9)	(109,796)
Increase to deferred tax assets associated with opening balance sheet adjustments	(36,940)
Other, net	6,840

Balance as of December 31, 2006	$91,282

Decrease to federal tax receivable associated with opening balance sheet adjustments for the ARC Holdings acquisition	2,127
Goodwill related to the Central Valley acquisition	22,889
Goodwill related to the Westchester County transfer stations acquired	896
Goodwill related to the EnergyAnswers acquisition	9,833

Balance as of December 31, 2007	$127,027

Note 12.	Supplementary Financial Information

Revenues and Unbilled Service Receivables

The following table summarizes the components of waste and service revenues for the periods presented below (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005

Waste and service revenues unrelated to project debt	$764,560	$711,832	$544,418
Revenue earned explicitly to service project debt-principal	69,163	69,097	59,060
Revenue earned explicitly to service project debt-interest	30,673	36,704	35,025

Total waste and service revenues	$864,396	$817,633	$638,503

Under some of our service agreements, we bill municipalities fees to service project debt (principal and interest). The amounts billed are based on the actual principal amortization schedule for the project bonds. Regardless of the amounts billed to client communities relating to project debt principal, we recognize revenue earned explicitly to service project debt principal on a levelized basis over the term of the applicable service agreement. In the beginning of the service agreement, principal billed is less than the amount of levelized revenue recognized related to principal and we record an unbilled service receivable asset. At some point during the service agreement, the amount we bill will exceed the levelized revenue and the unbilled service receivable begins to reduce, (and can become a credit balance) until it becomes nil at the end of the contract.

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

SEMASS Partnership (“SEMASS”), our subsidiary, sells the electric power output from the SEMASS facility to Commonwealth Electric Company d/b/a NSTAR Electric (“NSTAR”) under two separate power sale agreements. With respect to one of the agreements, a dispute arose between SEMASS and NSTAR regarding the power purchase rate applicable to power deliveries on and after January 1, 2005. In December 2005, SEMASS initiated an arbitration process to resolve the dispute. SEMASS and NSTAR engaged in settlement negotiations, and executed a

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

definitive settlement agreement and related amendments to the power sale agreements. The settlement became effective in December 2006 at which time SEMASS received approximately $8.1 million, comprised of $4.8 million related to 2005 and $3.3 million related to 2006, which were recorded as electricity and steam sales.

Other Operating Expenses

The components of other operating expenses (income) are as follows (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005

Construction costs	$55,675	$2,476	$2,088
Insurance subsidiary operating expenses	10,699	10,435	11,902
Proceeds related to insurance recoveries	(1,909)	(4,855)	(1,774)
Unrealized/realized foreign exchange (gain) loss	(1,719)	(587)	980
Proceeds received for distributions and settlements related to the reorganization of Covanta Energy	—	(2,600)	—
Other	(2,107)	(2,275)	(2,181)

Total other operating expenses	$60,639	$2,594	$11,015

Selected Supplementary Balance Sheet Information

Selected supplementary balance sheet information is as follows (in thousands of dollars):

	As of December 31,
	2007	2006

Securities available-for-sale (Note 13)	$2,225	$2,206
Other noncurrent receivables	8,409	11,131
Interest rate swap (Note 19)	8,913	13,125
Contract acquisition costs	8,569	—
Reinsurance recoverable on unpaid losses	10,035	12,308
Deferred financing costs	14,143	19,440
Spare parts	16,048	14,314
Restricted funds for pre-petition tax liabilities	19,997	19,604
Other	24,215	17,669

Total Other Noncurrent Assets	$112,554	$109,797

Taxes payable	$2,224	$1,842
Asset retirement obligations (Note 1)	964	2,777
Insurance	2,040	2,208
Pension and profit sharing	4,987	2,097
Interest payable	20,676	31,135
Payroll and payroll taxes	29,853	34,284
Accrued liabilities to client communities	75,528	64,630
Operating expenses	79,135	44,992
Other	18,593	13,503

Total Accrued Expenses and Other Current Liabilities	$234,000	$197,468

Service contract obligations	$—	$9,607
Deferred revenue	4,931	5,517
Interest rate swap (Note 19)	8,913	9,855
Benefit obligations (Note 16)	17,360	38,979
Asset retirement obligations (Note 1)	24,556	23,740
Tax liabilities for uncertain tax positions (Note 9)	33,041	26,622
Insurance loss and loss adjustment reserves (Note 1)	32,436	38,020
Other	20,503	17,631

Total Other Noncurrent Liabilities	$141,740	$169,971

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Investments

The cost or amortized cost, unrealized gains, unrealized losses and fair value of our investments categorized by type of security, were as follows (in thousands of dollars):

	As of December 31, 2007
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$2,495	$—	$—	$2,495
Equity securities — insurance business	909	231	30	1,110

Total current investments	$3,404	$231	$30	$3,605

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government/Agency	$14,750	$70	$7	$14,813
Mortgage-backed	5,707	3	140	5,570
Corporate	5,881	8	12	5,877

Total fixed maturities — insurance business	26,338	81	159	26,260
Investment at cost — international business	3,437	—	—	3,437
Mutual and bond funds	2,225	24	—	2,249

Total noncurrent investments	$32,000	$105	$159	$31,946

	As of December 31, 2006
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$7,080	$—	$—	$7,080
Equity securities — insurance business	1,289	261	1	1,549

Total current investments	$8,369	$261	$1	$8,629

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government/Agency	$17,596	$3	$361	$17,238
Mortgage-backed	8,456	1	358	8,099
Corporate	9,781	12	123	9,670

Total fixed maturities — insurance business	35,833	16	842	35,007
Investment at cost — international business	3,284	—	—	3,284
Mutual and bond funds	2,206	98	—	2,304

Total noncurrent investments	$41,323	$114	$842	$40,595

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in thousands of dollars):

	As of December 31,		As of December 31,
	2007		2006
	Fair	Unrealized	Fair	Unrealized
Description of Investments	Value	Losses	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$4,718	$7	$16,894	$361
Federal agency mortgage backed securities	5,419	140	8,060	358
Corporate bonds	4,148	12	8,223	123

Total fixed maturities	14,285	159	33,177	842
Equity securities	240	30	14	1

Total temporarily impaired investments	$14,525	$189	$33,191	$843

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the fixed maturity investments noted above, 99% were acquired between June 30, 2002 and December 31, 2004 during an historic low interest rate environment and are investment grade securities rated A or better. The number of U.S. Treasury and federal agency obligations, mortgage backed securities, and corporate bonds temporarily impaired are 11, 23, and 5 respectively. Of the total temporarily impaired fixed maturity investments with a fair value of $14.3 million as of December 31, 2007, approximately $7.4 million have maturities within 12 months and $6.9 million have maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 21.6% and 23.1% of the total fixed maturities at years ended December 31, 2007 and 2006, respectively. Our MBS holdings are issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), both of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

The expected maturities of noncurrent fixed maturity securities held by our insurance subsidiary, by amortized cost and fair value are shown below (in thousands of dollars):

	As of December 31, 2007
	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$11,685	$11,696
Over one year to five years	14,069	13,982
Over five years to ten years	584	582
More than ten years	—	—

Total fixed maturities	$26,338	$26,260

Our fixed maturity and equity securities portfolio is classified as “available-for-sale” and is carried at fair value. Changes in fair value are credited or charged directly to stockholders’ equity as unrealized gains or losses included as part of AOCI, respectively. “Other than temporary” declines in fair value are recorded as realized losses in the statement of income and the cost basis of the security is reduced.

The following reflects the change in net unrealized gain (loss) on available-for-sale securities included as a separate component of accumulated AOCI in stockholders’ equity (in thousands of dollars):

	For the Years Ended
	December 31,
	2007	2006	2005

Fixed maturities, net	$747	$331	$(1,103)
Equity securities, net	(59)	130	22
Mutual and bond funds	24	98	26

Change in net unrealized gain (loss) on investments	$712	$559	$(1,055)

The components of net unrealized gain (loss) on available-for-sale securities consist of the following (in thousands of dollars):

	For the Years Ended
	December 31,
	2007	2006	2005

Net unrealized holding gain (loss) on available-for-sale securities arising during the period	$698	$777	$(950)
Reclassification adjustment for net realized losses on available-for-sale securities included in net income	14	(218)	(105)

Net unrealized gain (loss) on available-for-sale securities	$712	$559	$(1,055)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net realized investment gains (losses) are as follows for our insurance subsidiary (in thousands of dollars):

	For the Years Ended
	December 31,
	2007	2006	2005

Net realized investment (loss) gain
Fixed maturities	$(75)	$(96)	$(70)
Equity securities	61	314	(1)

Net realized investment (loss) gain	$(14)	$218	$(71)

Net investment income earned on our fixed maturity and equity securities portfolio was as follows (in thousands of dollars):

	For the Years Ended
	December 31,
	2007	2006	2005

Holding Company
Fixed maturities	$—	$—	$—
Short-term investments	4,360	2,318	702

Net investment income — holding company	$4,360	$2,318	$702

Insurance business
Fixed maturities	$1,196	$1,582	$2,021
Dividend income	61	81	74
Other, net	371	183	156

Total investment income	1,628	1,846	2,251
Less: investment expense	172	211	252

Net investment income — insurance business	$1,456	$1,635	$1,999

The insurance business, in compliance with state insurance laws and regulations, had securities with a fair value of approximately $17.1 million and $19.4 million as of the years ended December 31, 2007 and 2006, respectively, on deposit with various states or governmental regulatory authorities. In addition, as of the years ended December 31, 2007 and 2006, the insurance business had investments with a fair value of $6.6 million and $6.4 million, respectively, held in trust or as collateral under the terms of certain reinsurance treaties and letters of credit.

Note 14.	Property, Plant and Equipment, net

Property, plant and equipment consisted of the following (in thousands of dollars):

		As of December 31,
	Useful Lives	2007	2006

Land		$23,967	$8,976
Facilities and equipment	3-38 years	2,999,718	2,870,964
Landfills		26,574	29,194
Construction in progress		46,850	26,872

Total		3,097,109	2,936,006
Less accumulated depreciation and amortization		(476,602)	(298,083)

Property, plant, and equipment — net		$2,620,507	$2,637,923

Depreciation and amortization expense related to property, plant and equipment amounted to $162.0 million, $156.9 million, and $95.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase in Land relates primarily to acquisitions completed in 2007. See Note 3. Acquisitions, Business Development and Dispositions.

Note 15.	Leases

Leases are primarily operating leases for leaseholds on energy-from-waste facilities and independent power projects, as well as for trucks and automobiles, and machinery and equipment. Some of these operating leases have renewal options. Expense under operating leases was $29.8 million, $26.8 million and $21.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 (in thousands of dollars):

	2008	2009	2010	2011	2012	Thereafter	Total

Future Minimum Rental Payments	$36,786	$56,624	$40,266	$40,344	$33,356	$185,353	$392,729
Non-Recourse Portion of Future Minimum Rental Payments	$19,278	$23,065	$23,362	$23,571	$23,611	$120,113	$233,000

Future minimum rental payment obligations include $241.7 million of future non-recourse rental payments that relate to energy-from-waste facilities. Of this amount $147.7 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $94.0 million is related to an energy-from-waste facility at which we serve as operator and directly market one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. We anticipate renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.

Covanta Delaware Valley, L.P. (“Delaware Valley”) leases a facility pursuant to an operating lease that expires in July 2019. In certain default circumstances under such lease, Delaware Valley becomes obligated to pay a contractually specified “stipulated loss” value that declines over time and was approximately $143.7 million as of December 31, 2007.

Electricity and steam sales include lease income of approximately $139.6 million, $95.9 million, and $91.6 million for the year ended December 31, 2007, 2006, and 2005, respectively, related to two Indian and one Chinese power project that were deemed to be operating lease arrangements under EITF No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”). These amounts represent contingent rentals because the lease payments for each facility depend on a factor directly related to the future use of the leased property. The output deliverable and capacity provided by our two Indian facilities have each been purchased by a single party under long-term power purchase agreements which expire in 2016. The electric power and steam off-take arrangements and maintenance agreement for one of our Chinese coal facilities were also with a single party. In June 2006, we sold our ownership interest in this Chinese coal facility.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment accounted for as leased to others under EITF 01-08 consisted of the following (in thousands of dollars):

	As of December 31,
	2007	2006

Land	$43	$33
Energy facilities	91,207	75,376
Buildings, machinery and improvements	9,362	8,220

Total	100,612	83,629
Less accumulated depreciation and amortization	(35,994)	(19,374)

Property, plant, and equipment — net	$64,618	$64,255

Note 16.	Employee Benefit Plans

We sponsor various retirement plans covering the majority of our domestic employees and retirees, as well as other post-retirement benefit plans for a small number of domestic retirees that include healthcare benefits and life insurance coverage. Domestic employees not participating in our retirement plans generally participate in retirement plans offered by collective bargaining units of which these employees are members. The majority of our international employees participate in defined benefit or defined contribution retirement plans as required or available in accordance with local laws.

Defined Contribution Plans

Substantially all of our domestic employees are eligible to participate in defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to all defined contribution plans were $12.2 million and $11.0 million for the years ended December 31, 2007 and 2006, respectively.

Pension and Postretirement Benefit Obligations

Effective December 31, 2005, we froze the defined benefit pension plan for domestic employees who do not participate in retirement plans offered by collective bargaining units. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and have a non-forfeitable right to these benefits as of such date.

Our pension and other postretirement benefit plans are accounted for in accordance with SFAS 158, which require costs and the related obligations and assets arising from the pension and other postretirement benefit plans to be accounted for based on actuarially-determined estimates. Upon the adoption of SFAS 158 in December 2006, we recognized a net gain of $2.5 million, $1.7 million net of deferred tax, in AOCI to reflect the funded status of the pension and postretirement benefit obligations.

On an annual basis, we evaluate the assumed discount rate and expected return on assets used to determine pension benefit and other postretirement benefit obligations. The discount rate is determined based on the timing of future benefit payments and expected rates of return currently available on high quality fixed income securities whose cash flows match the timing and amount of future benefit payments of the plan. Based on this evaluation, we increased the discount rate assumption for benefit obligations from 5.75% as of December 31, 2006 to 6.50% as of December 31, 2007. We recorded a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using a discount rate of 6.50%) exceeded the fair value of pension assets as of December 31, 2007. We recognized a net actuarial gain of $14.5 million, $9.4 million net of deferred tax, in AOCI during the year ended December 31, 2007.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of the changes in the benefit obligations and fair value of assets for our defined benefit pension and other postretirement benefit plans, the funded status (using a December 31 measurement date) of the plans and the related amounts recognized in our consolidated balance sheets (in thousands of dollars, except percentages as noted):

	Pension Benefits		Other Benefits
	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation	$80,145	$75,167	$13,851	$11,582
Service cost	—	—	—	—
Interest cost	4,582	4,300	768	617
Actuarial (gain) loss	(10,023)	2,101	(4,726)	2,593
Benefits paid	(1,810)	(1,423)	(1,083)	(941)

Benefit obligation at end of year	$72,894	$80,145	$8,810	$13,851

Change in plan assets:
Plan assets at fair value	$55,211	$45,342	$—	$—
Actual return on plan assets	4,035	5,275	—	—
Contributions	4,203	6,017	1,082	941
Benefits paid	(1,810)	(1,423)	(1,082)	(941)

Plan assets at fair value at end of year	$61,639	$55,211	$—	$—

Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(11,255)	$(24,934)	$(8,810)	$(13,851)
Unrecognized net gain	—	—	—	—

Net amount recognized	$(11,255)	$(24,934)	$(8,810)	$(13,851)

Accumulated other comprehensive income recognized under SFAS 158:
Net actuarial (gain) loss	$(14,644)	$(4,999)	$(2,371)	$2,460
Net prior service cost	—	—	—	—

Total as of December 31, 2007	$(14,644)	$(4,999)	$(2,371)	$2,460

Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate	6.50%	5.75%	6.50%	5.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan assets had a fair value of $61.6 million and $55.2 million as of December 31, 2007 and 2006, respectively. The allocation of plan assets was as follows:

	As of December 31,
	2007	2006

Total Equities	52%	74%
Total Debt Securities	42%	20%
Other	6%	6%

Total	100%	100%

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

Total Equities	20 — 55%
Total Debt Securities	35 — 95%
Other	0 — 10%

We anticipate that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are reviewed and the pension plans’ investments are rebalanced to reflect the targeted allocation when considered appropriate.

An annual rate of increase of 10.0% in the per capita cost of health care benefits was assumed for 2007 for covered employees. The rate was assumed to decrease gradually to 5.5% in 2017 and remain at that level.

For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $72.9 million, $57.5 million, and $61.6 million, respectively as of December 31, 2007 and $80.1 million, $60.3 million, and $55.2 million, respectively as of December 31, 2006.

We estimate that the future benefits payable for the retirement and post-retirement plans in place are as follows (in thousands of dollars).

	As of December 31,
	2008	2009	2010	2011	2012	2013 - 2017

Pension Benefits	$1,017	$1,236	$1,186	$1,448	$2,504	$13,598
Other Benefits Post Medicare	$739	$747	$760	$784	$800	$3,333

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension costs for our defined benefit plans and other post-retirement benefit plans included the following components (in thousands of dollars):

	Pension Benefits		Other Benefits
	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	4,582	4,300	768	617
Expected return on plan assets	(4,430)	(3,689)	—	—
Amortization of net actuarial (gain) loss	—	(64)	105	—

Net periodic benefit cost	152	547	873	617
SFAS 88 settlement cost	18	—	—	—

Final net periodic benefit cost	$170	$547	$873	$617

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care trend rate would have the following effects (in thousands of dollars):

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$55	$(48)
Effect on postretirement benefit obligation	$475	$(421)

Note 17.	Stock-Based Award Plans

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the provisions of SFAS 123R. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, stock-based compensation expense is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The impact to the consolidated financial statements, as a result of the adoption of SFAS 123R compared to continued recognition of stock-based compensation under APB 25, was approximately $5.5 million and $1.4 million to income before income taxes and approximately $4.3 million and $1.2 million to net income for the years ended December 31, 2007 and 2006, respectively. The impact on both basic and diluted earnings per share was approximately $0.03 per share and less than $0.01 per share for the years ended December 31, 2007 and 2006, respectively. The reductions that resulted from the adoption of SFAS 123R reflected the stock-based compensation expense associated with the unvested stock option awards. Stock-based compensation expense previously recognized in accordance with APB 25 for restricted stock awards remained essentially unchanged under the provisions of SFAS 123R.

Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with APB 25 and followed the disclosure requirements of SFAS 123. The stock option fair values were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005: dividend yield of 0% per annum; an expected life of approximately 8 years; expected volatility of 70% — 80%; and a risk free interest rate of 4% — 5%. The following table illustrates the effect on net income and earnings per share as if we had applied the fair

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) (in thousands of dollars, except per share amounts).

For the Year Ended
December 31, 2005

Net income as reported	$59,326
Add: Actual stock-based option expense included in net income — net of tax effects	(19)
Less: Stock-based compensation expense determined under SFAS 123 — net of tax effects	(2,613)

Pro forma net income	$56,694

Basic earnings per share:
As reported	$0.49
Pro forma	$0.46
Diluted earnings per share:
As reported	$0.46
Pro forma	$0.44

We received $0.8 million, $1.1 million, and $3.0 million from the exercise of non-qualified stock options in the years ended December 31, 2007, 2006, and 2005 respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during 2007 due to our NOLs. When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized.

We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. We recognize compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. Prior to the second quarter of 2007, we recognized compensation expense based on an overall forfeiture rate of 8%. In order to better reflect compensation expense by type of award, (i.e. stock options versus restricted stock awards), we reevaluated the forfeiture rate during the second quarter of 2007. The new forfeiture rates range from 8% to 15% depending on the type of award and the vesting period. The cumulative effect of the change in the forfeiture rate to compensation expense did not have a material impact on the financial statements.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted stock awards to employees are subject to forfeiture if the employee is not employed on the vesting date. Restricted stock awards issued to directors prior to 2006 were subject to the same forfeiture restrictions as are applicable to employees. Restricted stock awards issued to directors in 2006 and thereafter are not subject to forfeiture in the event a director ceases to be a member of the Board of Directors, except in limited circumstances. Restricted stock awards will be expensed over the requisite service period, subject to an assumed 8% forfeiture rate. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer or to receive dividends, when issued). Commencing with share-based stock awards granted in 2007, we calculated the fair value of share-based stock awards based on the closing price on the date the award was granted. Prior to 2007, we calculated the fair value of our share-based stock awards based on the average of the high and low price on the day prior to the grant date.

On March 19, 2007, March 26, 2007, June 6, 2007, and December 10, 2007, we awarded certain employees restricted stock awards of 350,249, 876, 1,592, and 1,059, respectively, under the Employees Plan. On May 30, 2007, in accordance with our existing program for annual director compensation, we awarded 36,000 restricted stock awards under the Directors Plan. On December 6, 2007, we awarded 3,719 shares of restricted stock under the Directors Plan to a newly appointed director. We determined that the service vesting condition of the restricted stock awards granted to the directors on May 30, 2007 and December 6, 2007 to be non-substantive and, in accordance with SFAS 123R, recorded the entire fair value of the awards as compensation expense on their respective grant dates.

Changes in nonvested restricted stock awards during the year ended December 31, 2007 were as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2006	935,533	$13.85
Granted	393,495	22.35
Vested	(491,508)	12.43
Forfeited	(24,694)	16.91

Nonvested at December 31, 2007	812,826	18.77

As of December 31, 2007, there was $8.5 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized over a period of up to three years. Total compensation expense for restricted stock awards was $7.9 million, $5.5 million, $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value option price — $5.68; risk-free interest rate — 4.25%; dividend yield — 0%; expected volatility (based on historical volatility) — 76%; and expected life — 8 years.

On March 19, 2007, May 7, 2007, and December 10, 2007, we granted stock options to purchase an aggregate of 1,755,000 shares, 30,000 shares, and 20,000 shares, respectively, of common stock under the Employees Plan. The stock options have an exercise price of $22.02 per share, $24.80 per share, and $28.34 per share, respectively, and their grants expire 10 years from the date of grant. The stock option grants vest in equal installments over five years commencing on March 17, 2008. The stock option grants will be expensed over the requisite service period, subject to a 15% forfeiture rate.

We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. For the option awards granted prior to 2007, we determined an expected life of eight years in accordance with SFAS 123 and SFAS 123R. In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, which permits use of the simplified method, as discussed in SAB No. 107, to determine the expected life of “plain vanilla” options. The expected life for the options issued in 2007 was determined using this “simplified method.” The fair value of the stock option awards granted during the year ended December, 2006 and 2007 was calculated using the following assumptions:

			Volatility	Expected
	Risk-Free	Dividend	Expected	Life
Grant Date	Interest Rate	Yield	(A)	(B)

September 1, 2006	4.65%	0%	40%	8.0 years
March 19, 2007	4.58%	0%	31%	6.5 years
May 7, 2007	4.627%	0%	29%	6.42 years
December 10, 2007	4.23%	0%	34%	6.04 years

(A)	Expected volatility is based on implied volatility.

(B)	Simplified method per SAB 107 and 110.

The following table summarizes activity and balance information of the options under the Award Plans and 1995 Plan:

	As of December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

1995 Stock Option Plan
Outstanding at the beginning of the year	178,426	$5.11	315,093	$5.26	795,677	$4.87
Granted	—	—	—	—	—	—
Exercised	70,000	7.06	136,667	5.45	427,250	4.41
Forfeited	—	—	—	—	53,334	6.25

Outstanding at the end of the year	108,426	$3.86	178,426	$5.11	315,093	$5.26
Options exercisable at year end	108,426	$3.86	178,426	$5.11	305,093	$5.38
Options available for future grant	—	—	—	—	—	—
2004 Stock Option Plan
Outstanding at the beginning of the year	851,238	$8.87	928,115	$8.14	1,124,449	$7.43
Granted	1,805,000	22.14	50,000	20.35	120,006	12.90
Exercised	42,795	7.43	41,543	9.19	296,340	7.45
Forfeited	60,000	22.02	85,334	7.43	20,000	7.43

Outstanding at the end of the year	2,553,443	$17.96	851,238	$8.87	928,115	$8.14
Options exercisable at year end	500,617	$9.24	216,572	$10.12	258,115	$9.97
Options available for future grant	1,295,735		3,494,230		4,081,535

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, options for shares were in the following price ranges:

			Weighted
			Average
	Options Outstanding		Remaining	Options Exercisable
	Number of	Weighted Average	Contractual Life	Number of	Weighted Average
Exercise Price Range	Shares	Exercise Price	(Years)	Shares	Exercise Price

$1.45 - $5.31	108,426	$3.86	4.23	108,426	$3.86
$7.43	651,771	7.43	6.80	368,945	7.43
$12.90	106,672	12.90	7.70	106,672	12.90
$20.35 - $22.02	1,745,000	21.97	9.20	25,000	20.35
$24.80 - $28.34	50,000	26.22	9.60	—	—

	2,661,869	17.39		609,043	8.28

The aggregate intrinsic value as of December 31, 2007 for options outstanding, options vested and expected to vest in the future and options exercisable was $27.3 million, $25.3 million, and $11.8 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2007 (December 31, 2007). The intrinsic value changes based on the fair market value of our common stock. Total intrinsic value of options exercised for the year ended as of December 31, 2007 was $1.8 million.

As of December 31, 2007, there were options to purchase 2,367,008 shares of common stock that had vested and were expected to vest in future periods at a weighted average exercise price of $16.99. The total fair value of options expensed was $5.5 million for the year ended December 31, 2007. As of December 31, 2007, there was $9.5 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 4.2 years.

Note 18.	Accumulated Other Comprehensive Income

AOCI, net of income taxes, consists of the following (in thousands of dollars):

	As of
	December 31,
	2007	2006

Foreign currency translation	$5,248	$860
Minimum pension liability	(362)	(303)
Amortization of SFAS 158 unrecognized net actuarial gain	11,096	1,650
Net unrealized gain on interest rate swap	—	2,125
Net unrealized loss on available-for-sale securities	322	(390)

Accumulated other comprehensive income	$16,304	$3,942

Note 19.	Financial Instruments

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of our interest rate swap agreement is the estimated amount we would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.

The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2007. However, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2007, and current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair value of financial instruments is presented as follows (in thousands of dollars):

	As of December 31, 2007
	Carrying	Estimated
	Amount	Fair Value

Assets:
Cash and cash equivalents	$149,406	$149,406
Receivables	265,542	265,542
Restricted funds	399,861	399,269
Parent investments — fixed maturity securities	2,495	2,495
Insurance business investments — fixed maturity securities	26,260	26,260
Insurance business investments — equity securities	1,110	1,110
Interest rate swap receivable	8,913	8,913

Liabilities:
Long-term debt	$1,019,432	$1,029,349
Project debt	1,280,275	1,283,562
Interest rate swap payable	8,913	8,913

Off Balance-Sheet Financial Instruments:
Guarantees(a)

(a)	Additionally guarantees include approximately $1.5 million of guarantees related to international energy projects.

ACL Warrants

On January 12, 2005, two of our subsidiaries received warrants to purchase 168,230 shares of common stock of our former subsidiary, American Commercial Lines LLC (“ACL”), at $12.00 per share. The number of shares and exercise price subject to the warrants were subsequently adjusted to 672,920 shares at an exercise price of $3.00 per share, as a result of a four-for-one stock split effective as of August 2005. The warrants were given by certain of the former creditors of ACL under the ACL plan of reorganization. Our investment in ACL was written down to zero in 2003.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps

As of December 31, 2007, we had one interest rate swap agreement related to project debt that economically fixes the interest rate on certain adjustable-rate revenue bonds. This swap agreement was entered into in September 1995 and expires in January 2019. Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the client community’s obligation under the related service agreement. Therefore, all payments made or received under the swap agreement are a pass through to the client community. Under the swap agreement, we paid an average fixed rate of 9.8% from 2003 through January 2005, and will pay 5.18% thereafter through January 2019, and received a floating rate equal to the rate on the adjustable rate revenue bonds, unless certain triggering events occur (primarily credit events), which results in the floating rate converting to either a set percentage of LIBOR or a set percentage of the BMA Municipal Swap Index, at the option of the swap counterparty. In the event we terminate the swap prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of one of these two rates at the option of the counterparty. For the year ended December 31, 2007 the floating rate on the swap averaged 3.56%. The notional amount of the swap as of December 31, 2007 was $72.4 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. The counterparty to the swap is a major financial institution. We believe the credit risk associated with nonperformance by the counterparty is not significant. The swap agreement resulted in increased debt service expense of $1.2 million and $1.4 million for 2007 and 2006, respectively. The effect on our weighted-average borrowing rate of the project debt was an increase of 0.09% for 2007.

We were required, under financing arrangements in effect from June 24, 2005 to February 9, 2007, to enter into hedging arrangements with respect to a portion of our exposure to interest rate changes with respect to our borrowing under the previously existing credit facilities. On July 8, 2005, we entered into two separate pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, we entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. On December 27, 2006, the notional amount of the original swap agreements reduced to $250 million from $300 million. These swaps were designated as cash flow hedges in accordance with SFAS 133. Accordingly, unrealized gains or losses are deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the swaps decreased interest expense for the year ended December 31, 2006 by $2.4 million and increased interest expense for the year ended December 31, 2005 by $0.7 million. As of December 31, 2006, the net after-tax deferred gain in other comprehensive income was $2.1 million ($3.3 million before income taxes which was recorded in other assets). In connection with the refinancing of our previously existing credit facilities, the interest rate swap agreements described above were settled on February 9, 2007. We recognized a gain associated with the settlement of our interest rate swap agreements of $3.4 million, pre-tax. The Credit Facilities do not require us to enter into interest rate swap agreements. For additional information related to the Credit Facilities, see Note 6. Long-Term Debt.

Note 20.	Related-Party Transactions

One member of our current Board of Directors is a senior advisor to a major law firm which Covanta Energy has used for several years, including many years prior to 2004, when we acquired Covanta Energy. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, oversight or provision of services we receive from this law firm, is not involved in any manner in the billing of such services, and does not directly or indirectly benefit from associated fees. We paid this law firm approximately $0.9 million in 2007, $0.3 million in 2006 and $0.8 million in 2005.

We have entered into a corporate services agreement with Covanta Energy, pursuant to which we provide to Covanta Energy, at its expense, certain administrative and professional services. Covanta Energy pays most of our expenses, which totaled $6.0 million, $5.3 million and $17.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The amounts accrued but not paid under these arrangements totaled $0.4 million and $1.7 million for the years ended December 31, 2007 and 2006.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in Note 8. Equity Method Investments, we hold a 26% investment in Quezon. We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statement of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the fiscal years ended December 31, 2007, 2006 and 2005, we collected $35.4 million, $26.9 million, and $29.5 million, respectively, for the operation and maintenance of the facility. As of December 31, 2007 and December 31, 2006, the net amount due to Quezon was $1.1 million and $2.2 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

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

As part of the Covanta Energy acquisition, we agreed to conduct the 9.25% Offering and because of the possibility that the 9.25% Offering could not be completed prior to the completion of the ARC Holdings Rights Offering, we restructured the 9.25% Offering to offer an additional 2.7 million shares of our common stock at the same purchase price as in the ARC Holdings Rights Offering. On February 24, 2006, we completed the 9.25% Offering in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds, including 633,380 shares purchased by Laminar pursuant to the exercise of rights held by Laminar as a holder of 9.25% debentures.

Note 21.	Commitments and Contingencies

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2001, the Environmental Protection Agency (“EPA”) named Covanta Haverhill, Inc. (“Haverhill”), as a potentially responsible party (“PRP”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (“Beede site”). On December 15, 2006, Haverhill together with numerous other PRPs signed the Beede Waste Oil Superfund Site RD/RA Consent Decree with respect to remediation of the Beede site. The Consent Decree becomes effective upon approval and entry by the U.S. District Court in New Hampshire. We currently believe that based on the amount of waste oil Haverhill is alleged to have sent to the Beede site in comparison to other similarly-situated settling PRPs, its ultimate liability will not be material to its financial position and results of operations although it is not possible at this time to predict that outcome with certainty.

In August 2004, EPA notified Covanta Essex Company (“Essex”) that it was potentially liable for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of at least 73 PRPs named thus far that have joined the LPRSA PRP group. On May 8, 2007, EPA and the PRP group entered into an Administrative Order on Consent by which the PRP group is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. The cost to complete the Study is estimated at $37 million, in addition to EPA oversight costs. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any costs that may be required of PRPs to remediate the LPRSA or costs associated with natural resource damages to the LPRSA that may be assessed against PRPs. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for LPRSA remedial costs and/or natural resource damages.

Other Commitments

Other commitments as of December 31, 2007 were as follows (in thousands of dollars):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$380,670	$57,983	$322,687
Surety bonds	61,981	—	61,981

Total other commitments — net	$442,651	$57,983	$384,668

The letters of credit were issued under various credit facilities (primarily the Funded L/C Facility and the Revolving Credit Facility) to secure our performance under various contractual undertakings related to our domestic and international projects or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We believe that we will be able to fully perform under our contracts to which these existing letters of credit relate, and that it is unlikely that letters of credit would be drawn because of a default of our performance obligations. If any of these letters of credit were to be drawn by the beneficiary, the amount drawn would be immediately repayable by us to the issuing bank. If we do not immediately repay such amounts drawn under these letters of credit, unreimbursed amounts would be treated under the Credit Facilities as additional term loans in the case of letters of credit issued under the Funded L/C Facility, or as revolving loans in the case of letters of credit issued under the Revolving Loan Facility.

The surety bonds listed on the table above relate primarily to performance obligations ($53.0 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

See Note 6. Long-Term Debt of the Notes for specific criteria related to contingent interest, conversion or redemption features of the Debentures.

We have issued or are party to performance guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate domestic and international waste and energy facilities, and a domestic water facility. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain financing for a project. With respect to our domestic and international businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees on our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees, either on domestic or international projects. See Item 1A. Risk Factors — We have provided guarantees and financial support in connection with our projects.

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $17.3 million, pre-tax, during the year ended December 31, 2007, which represented the net book value of the assets destroyed. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We cannot predict the timing of when we would receive the proceeds under such policies. During the year ended December 31, 2007, we recorded insurance recoveries of $17.3 million related to repair and reconstruction, $2.7 million related to clean-up costs and $2.0 million related to business interruption losses. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to operating expenses where such recoveries relate to other costs or business interruption losses. We expect the cost of repair or replacement and business interruption losses we do not recover, representing deductibles under such policies, will not be material.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

Note 22.	Quarterly Data (Unaudited)

The following table present quarterly unaudited financial data for the periods presented on the consolidated statements of income (in thousands of dollars, except per share amounts):

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
Fiscal Quarter	2007	2006	2007	2006	2007	2006	2007	2006

Operating revenue	$330,209	$305,356	$355,140	$334,136	$352,350	$311,115	$395,388	$317,929
Operating income	8,280	35,518	77,212	76,688	71,627	71,643	79,491	42,911
Net (loss) income	(17,918)	11,418	37,716	51,178	38,415	31,251	72,300	11,942
(Loss) earnings per share:
Basic	(0.12)	0.08	0.25	0.35	0.25	0.21	0.47	0.08
Diluted	(0.12)	0.08	0.24	0.35	0.25	0.21	0.47	0.08

SCHEDULE I

COVANTA HOLDING CORPORATION
CONDENSED STATEMENT OF INCOME
HOLDING COMPANY ONLY

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Operating revenues	$—	$—	$—
Operating expenses	—	—	—

Operating income	—	—	—
Investment income	21,907	2,711	800
Interest expense	(5,437)	—	—
Income tax benefit	14,864	3,891	274

Net income before equity in net income of subsidiaries	31,334	6,602	1,074

Equity in net income of Covanta Energy Corporation subsidiaries	102,846	98,752	43,540
Equity in net (loss) income of insurance subsidiaries excluding gain on ACL warrants	(3,667)	435	(481)
Equity in net income of ACL Holdings LLC (former holder of the ACL warrants)	—	—	15,193

Total equity in net income of subsidiaries	99,179	99,187	58,252

Net income	$130,513	$105,789	$59,326

COVANTA HOLDING CORPORATION
CONDENSED STATEMENT OF FINANCIAL POSITION
HOLDING COMPANY ONLY

	As of December 31,
	2007	2006
	(In thousands)

ASSETS
Cash	$38,638	$52,763
Fixed maturities, available-for-sale at fair value (cost: $2,495 and $3,200)	2,495	3,200

Total cash and investments	41,133	55,963
Restricted cash, insurance subsidiary escrow	—	6,660
Investment in Covanta Energy Corporation subsidiaries	785,912	465,024
Investment in insurance subsidiaries	15,014	17,622
Intercompany receivable	352,992	11,635
Deferred tax asset	192,870	171,904
Prepaid and other assets	13,831	12,328

Total assets	$1,401,752	$741,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$1,940	$1,984
Long term debt	373,750	—

Total liabilities	375,690	1,984

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 and 150,000 shares; issued 154,281 and 147,657 shares; outstanding 153,922 and 147,500 shares)	15,428	14,766
Additional paid-in capital	765,287	619,685
Unearned compensation	—	—
Accumulated other comprehensive income	16,304	3,942
Accumulated earnings	229,079	100,775
Treasury stock, at par	(36)	(16)

Total stockholders’ equity	1,026,062	739,152

Total liabilities and stockholders’ equity	$1,401,752	$741,136

COVANTA HOLDING CORPORATION
CONDENSED STATEMENT CASH FLOWS
HOLDING COMPANY ONLY

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities:
Net income	$130,513	$105,789	$59,326
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option and unearned compensation expense	—	—	2
Deferred tax asset	(20,965)	1,068	(6,661)
Amortization of deferred financing costs	1,977	—	—
Intercompany receivable	(12,138)	12,818	(11,495)
Equity in net income of Covanta Energy Corporation subsidiaries	(102,846)	(98,752)	(43,540)
Equity in net income of ACL Holdings LLC	—	—	(15,193)
Equity in net loss (income) of insurance subsidiaries	3,667	(435)	481
Other	(3,971)	—	—
Changes in other assets and liabilities, net	7,460	(18,750)	7,870

Net cash provided by (used in) operating activities	3,697	1,738	(9,210)

Investing activities:
Contribution to Covanta Energy Corporation	(208,519)	—	(384,954)
Intercompany loans to Covanta Energy Corporation	(316,201)	—	—
Proceeds from sale of marine services subsidiaries	—	—	2,500
Proceeds from the sale of investment securities	705	100	15,975

Net cash (used in) provided by investing activities	(524,015)	100	(366,479)

Financing activities
Net proceeds from rights offering	—	20,498	395,791
Proceeds from the issuance of common stock, net	135,756	—	—
Proceeds from issuance of Debentures	373,750	—	—
Payments of long-term debt deferred financing costs	(10,785)	—	—
Funds held in escrow	—	—	(6,471)
Proceeds from the exercise of options for common stock	812	1,126	2,984
Other financing activities, net	6,660	(177)	(49)

Net cash provided by financing activities	506,193	21,447	392,255

Net (decrease) increase in cash and cash equivalents	(14,125)	23,285	16,566
Cash and cash equivalents at beginning of period	52,763	29,478	12,912

Cash and cash equivalents at end of period	$38,638	$52,763	$29,478

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
	of Period	Expense	Accounts		Deductions	Period
	(In thousands)

For the year ended December 31, 2007
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$4,469	$1,270	$19		$1,405	$4,353
Doubtful receivables — noncurrent	382	(80)	—		(107)	409

Total	$4,851	$1,190	$19		$1,298	$4,762

For the year ended December 31, 2006
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$4,959	$2,088	$1,003		$3,581	$4,469
Doubtful receivables — noncurrent	274	81	—		(27)	382

Total	$5,233	$2,169	$1,003		$3,554	$4,851

For the year ended December 31, 2005
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$1,455	$2,502	$2,344	(1)	$1,342	$4,959
Doubtful receivables — noncurrent	170	99	—		(5)	274

Total	$1,625	$2,601	$2,344		$1,337	$5,233

(1)	Acquired with purchase of ARC Holdings

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2007. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are effective to provide such reasonable assurance.

Our management, including the Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2007 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 131. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 132. Management has concluded that internal control over financial reporting is effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

Our management continually reviews the disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. During 2007, we completed the implementation of a new operating system for the recording of information relating to our business. We initiated this effort as part of a routine system upgrade and as part of our integration efforts related to the acquisition of Covanta ARC Holdings, Inc. and its subsidiaries in June 2005. We believe that the new operating system will maintain and enhance our system of internal controls over financial reporting and our ability to record, process, summarize and report information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2007, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment under the framework in Internal Control — Integrated Framework, Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 132 of this report on Form 10-K for the year ended December 31, 2007.

/s/  Anthony J. Orlando
Anthony J. Orlando
President and Chief Executive Officer

/s/  Mark A. Pytosh
Mark A. Pytosh
Executive Vice President and Chief
Financial Officer

February 24, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Covanta Holding Corporation

We have audited Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Covanta Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covanta Holding Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 24, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 24, 2008

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covantaholding.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

		Weighted Average	Number of Securities Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance
	be Issued Upon Exercise	Outstanding	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column A)
Plan category	(A)	(B)	(C)

Equity Compensation Plans Approved By Security Holders	2,661,869	$17.39	4,122,938	(1)
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

TOTAL	2,661,869	$17.39	4,122,938

(1)	Of the 4,122,938 shares that remain available for future issuance, 1,295,735 are currently reserved for issuance under the equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 6, 2007, the Board of Directors approved a form of indemnification agreement (the “Indemnification Agreement”) to be entered into with (i) each current and future director and executive officer of either or both of Covanta Holding Corporation and Covanta Energy Corporation, including each “named executive officer” as identified in the proxy statement for our 2007 annual meeting of stockholders and (ii) certain of our other officers and subsidiaries (each an “Indemnitee”). The Indemnification Agreement has been entered into with each of the current directors and executive officers. The Indemnification Agreement generally provides, that subject to certain conditions, limitations and exceptions, (i) we will indemnify and hold harmless the Indemnitee to the fullest extent permitted by the General Corporation Law of the State of Delaware from expenses and liabilities incurred by the Indemnitee in connection with third party and derivative legal actions brought against the Indemnitee as a result of his or her service; (ii) we are required to advance all covered expenses incurred by the Indemnitee in a proceeding covered by the Indemnification Agreement, and (iii) to the extent indemnification is not available in any proceeding in which the Indemnitee is jointly liable with us, there is a right of contribution from us based on the relative benefits received by us and the Indemnitee with respect to the transaction from which the proceeding arose.

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Auditor Fees” in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Covanta Holding Corporation:

   Included in Part II of this Report:

Consolidated Statement of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheet as of December 31, 2007 and 2006

Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements, for the years ended December 31, 2007, 2006 and 2005

Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2007, 2006 and 2005

(2) Financial Statement Schedules of Covanta Holding Corporation:

Included in Part II of this report:

Schedule I — Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts

Included as Exhibit F in this Part IV:

Separate financial statements of fifty percent or less owned persons. See Appendix F-1 through F-26.

All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3) Exhibits:

EXHIBIT INDEX

Exhibit No.		Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2	.1†	Investment and Purchase Agreement by and between Covanta Holding Corporation and Covanta Energy Corporation dated as of December 2, 2003 (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003, as amended by Covanta Holding Corporation’s Current Report on Form 8-K/A dated December 2, 2003 and filed with the SEC on January 30, 2004).
2	.2†	Note Purchase Agreement by and between Covanta Holding Corporation and the Purchasers named therein dated as of December 2, 2003 (incorporated herein by reference to Exhibit 2.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003, as amended by Covanta Holding Corporation’s Current Report on Form 8-K/A dated December 2, 2003 and filed with the SEC on January 30, 2004).
2	.3†	Amendment to Investment and Purchase Agreement by and between Covanta Holding Corporation and Covanta Energy Corporation dated February 23, 2004 (incorporated herein by reference to Exhibit 2.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
2	.4†	First Amendment to Note Purchase Agreement and Consent by and among Covanta Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C., SZ Investments, L.L.C. and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series, dated as of February 23, 2004 (incorporated herein by reference to Exhibit 2.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
2	.5†	Stock Purchase Agreement among Covanta ARC Holdings, Inc., the Sellers party thereto and Covanta Holding Corporation dated as of January 31, 2005 (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
Articles of Incorporation and By-Laws.
3	.1†	Restated Certificate of Incorporation of Covanta Holding Corporation (incorporated herein by reference to Exhibit 3.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 19, 2007 and filed with the SEC on January 19, 2007).
3	.2†	Amended and Restated Bylaws of Covanta Holding Corporation, as amended and effective May 30, 2007 (incorporated herein by reference to Exhibit 3.1(ii) of Covanta Holding Corporation’s Current Report on Form 8-K dated May 30, 2007 filed with the SEC on May 31, 2007).
Instruments Defining Rights of Security Holders, Including Indentures.
4	.1†	Specimen certificate representing shares of Covanta Holding Corporation’s common stock (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).
4	.2†	Registration Rights Agreement dated November 8, 2002 among Covanta Holding Corporation and SZ Investments, L.L.C. (incorporated herein by reference to Exhibit 10.6 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 27, 2002 and filed with the SEC on March 27, 2003).
4	.3†	Registration Rights Agreement between Covanta Holding Corporation, D.E. Shaw Laminar Portfolios, L.L.C., SZ Investments, L.L.C., and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series, dated December 2, 2003 (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).
4	.4†	Form of Warrant Offering Agreement between Wells Fargo Bank, National Association and Covanta Holding Corporation (incorporated herein by reference to Exhibit 4.11 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).

Exhibit No.		Description

4	.5†	Indenture dated as of January 18, 2007 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee. (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Registration Statement on Form S-3 (Reg. No. 333-140082) filed with the SEC on January 19, 2007).
4	.6†	First Supplemental Indenture dated as of January 31, 2007 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (including the Form of Global Debenture) (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2007 and filed with the SEC on February 6, 2007).
Material Contracts.
10	.1†	Tax Sharing Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation, Covanta Energy Corporation, and Covanta Power International Holdings, Inc. (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
10	.2†	Corporate Services and Expenses Reimbursement Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.26 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
10	.3†	Management Services and Reimbursement Agreement, dated March 10, 2004, among Covanta Energy Corporation, Covanta Energy Group, Inc., Covanta Projects, Inc., Covanta Power International Holdings, Inc., and certain Subsidiaries listed therein (incorporated herein by reference to Exhibit 10.30 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
10	.4†*	Covanta Energy Savings Plan, as amended by December 2003 amendment (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).
10	.5†*	Covanta Holding Corporation Equity Award Plan for Employees and Officers, as amended (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Report on Form 10-Q for the period ended September 30, 2005 and filed with the SEC on November 9, 2005).
10	.6†*	Covanta Holding Corporation Equity Award Plan for Directors (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on October 7, 2004).
10	.7†*	Form of Covanta Holding Corporation Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.5 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.8†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.9†*	Covanta Holding Corporation 1995 Stock and Incentive Plan (as amended effective December 12, 2000 and as further amended effective July 24, 2002) (incorporated herein by reference to Appendix A to Covanta Holding Corporation’s Proxy Statement filed with the SEC on June 24, 2002).
10	.10†*	Employment Agreement, dated October 5, 2004, by and between Anthony J. Orlando and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.11†*	Employment Agreement, dated October 5, 2004, by and between Timothy J. Simpson and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 filed with the SEC on October 7, 2004).
10	.12†*	Form of Covanta Holding Corporation Amendment to Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 18, 2005 and filed with the SEC on March 24, 2005).

Exhibit No.		Description

10	.13†*	Covanta Holding Corporation Amendment to Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 25, 2005 and filed with the SEC on May 26, 2005).
10.14		Summary Description of Covanta Holding Corporation Cash Bonus Program, dated February 2008.
10	.15†	Amendment No. 1 to Tax Sharing Agreement, dated as of June 24, 2005, by and between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc., amending Tax Sharing Agreement between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc. dated as of March 10, 2004 (incorporated herein by reference to Exhibit 10.8 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.16†*	Employment Agreement, dated October 5, 2004, by and between John Klett and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.7 of Covanta Energy Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.17†*	Employment Agreement, dated October 5, 2004, by and between Seth Myones and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.9 of Covanta Energy Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.18†	Rehabilitation Plan Implementation Agreement, dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).
10	.19†	Amendment to Rehabilitation Plan Implementation Agreement, accepted and agreed to on March 17, 2006 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 17, 2006 and filed with the SEC on March 20, 2006).
10	.20†	Amendment to Agreement Regarding Closing (Exhibit A to the Rehabilitation Plan Implementation Agreement), dated January 10, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust, and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).
10	.21†	Latent Deficiency Claims Administration Procedures Agreement (Exhibit B to the Rehabilitation Plan Implementation Agreement), dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation on the other hand (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).
10	.22†*	Transition and Separation Agreement, dated April 5, 2006, among Craig D. Abolt, Covanta Holding Corporation, Covanta Energy Corporation and Covanta Projects, Inc. (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated April 5, 2006 and filed with the SEC on April 7, 2006).
10	.23†	Amended and Restated Credit Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Covanta Holding Corporation as a guarantor, certain subsidiaries of Covanta Energy Corporation as guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Book Runner and Sole Syndication Agent, Administrative Agent and Collateral Agent, JPMorgan Chase Bank, as Co-Documentation Agent, Revolving Issuing Bank and a Funded LC Issuing Bank, UBS Securities LLC, as Co-Documentation Agent, UBS AG, Stamford Branch, as a Funded LC Issuing Bank, and Calyon New York Branch, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the SEC on May 31, 2006).

Exhibit No.		Description

10	.24†	Amendment to Second Lien Credit and Guaranty Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Covanta Holding Corporation and the parties signatory thereto (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the SEC on May 31, 2006).
10	.25†	Amendment and Limited Waiver to Intercreditor Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Goldman Sachs Credit Partners L.P., as Collateral Agent under the First Lien Credit Agreement, Credit Suisse, Cayman Islands Branch, as Administrative Agent for the Second Lien Credit Agreement and as Collateral Agent for the Parity Lien Claimholders (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the SEC on May 31, 2006).
10	.26†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 31, 2006 and filed with the SEC on June 2, 2006).
10	.27†*	Employment Agreement, dated as of August 17, 2006, among Covanta Holding Corporation, Covanta Energy Corporation and Mark A. Pytosh (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated August 17, 2006 and filed with the SEC on August 17, 2006).
10	.28†	Credit and Guaranty Agreement, dated as of February 9, 2007, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Revolving Issuing Bank and a Funded LC Issuing Bank, UBS AG, Stamford Branch, as a Funded LC Issuing Bank, Lehman Commercial Paper Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, and Bank of America, N.A. and Barclays Bank PLC, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).
10	.29†	Pledge and Security Agreement, dated as of February 9, 2007, between each of Covanta Energy Corporation and the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).
10	.30†	Pledge Agreement, dated as of February 9, 2007, between Covanta Holding Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).
10	.31†	Intercompany Subordination Agreement, dated as of February 9, 2007, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as Guarantor Subsidiaries, certain other subsidiaries of Covanta Energy Company, as Excluded Subsidiaries or Unrestricted Subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).
10	.32†	Form of Covanta Holding Corporation Indemnification Agreement, entered into with each of the following: David M. Barse, Ronald J. Broglio, Peter C.B. Bynoe, Linda J. Fisher, Richard L. Huber, Anthony J. Orlando, William C. Pate, Robert S. Silberman, Jean Smith, Clayton Yeutter, Samuel Zell, Mark A. Pytosh, Timothy J. Simpson, Thomas E. Bucks, John M. Klett and Seth Myones (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 6, 2007 and filed with the SEC on December 12, 2007.
12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm of Covanta Holding Corporation and Subsidiaries: Ernst & Young LLP.
23.2		Consent of Independent Registered Public Accounting Firm of Quezon Power, Inc.: Sycip Gorres Velayo & Co., a member practice of Ernst & Young Global.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Executive Officer and the Chief Financial Officer of Covanta Holding Corporation.

†	Not filed herewith, but incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

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

Date: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2008

/s/ Mark A. Pytosh Mark A. Pytosh	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2008

/s/ Thomas E. Bucks Thomas E. Bucks	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2008

/s/ Samuel Zell Samuel Zell	Chairman of the Board	February 26, 2008

/s/ David M. Barse David M. Barse	Director	February 26, 2008

/s/ Ronald J. Broglio Ronald J. Broglio	Director	February 26, 2008

/s/ Peter C. B. Bynoe Peter C. B. Bynoe	Director	February 26, 2008

/s/ Linda J. Fisher Linda J. Fisher	Director	February 26, 2008

/s/ Richard L. Huber Richard L. Huber	Director	February 26, 2008

/s/ William C. Pate William C. Pate	Director	February 26, 2008

/s/ Robert S. Silberman Robert S. Silberman	Director	February 26, 2008

/s/ Jean Smith Jean Smith	Director	February 26, 2008

/s/ Clayton Yeutter Clayton Yeutter	Director	February 26, 2008

Quezon Power, Inc.

Consolidated Financial Statements
December 31, 2007 and 2006
and Years Ended December 31, 2007, 2006 and 2005
(In United States Dollars)

and

Report of Independent Auditors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Committee of
Quezon Power, Inc.

We have audited the accompanying consolidated balance sheets of Quezon Power, Inc. (incorporated in the Cayman Islands, British West Indies) and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quezon Power, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  Sycip Gorres Velayo & Co.
a Member Practice of Ernst & Young Global

Makati City, Philippines
February 22, 2008

QUEZON POWER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006

ASSETS
Current Assets
Cash	$85,535,300	$18,683,459
Accounts receivable — net of allowance for bad debts of $- in 2007 and 2006 (Notes 9 and 11)	36,713,033	73,866,818
Fuel inventories	21,346,070	8,132,162
Spare parts	15,854,968	14,239,098
Due from affiliated companies (Note 7)	230,056	411,156
Deferred income taxes (Note 4)	258,483	2,733,683
Prepaid input value-added taxes (VAT) — net (Note 4)	—	3,513,866
Prepaid expenses and other current assets	4,929,367	3,223,205

Total Current Assets	164,867,277	124,803,447
Property, Plant and Equipment — net (Notes 3, 6 and 9)	642,658,744	659,075,478
Deferred Financing Costs — net (Notes 5 and 6)	17,497,745	16,799,334
Deferred Income Taxes — net (Note 4)	3,643,976	20,229,614
Deferred Input VAT — net (Note 4)	388,849	—

	$829,056,591	$820,907,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term notes payable (Note 5)	$19,000,000	$19,000,000
Accounts payable and accrued expenses (Notes 9 and 11)	69,065,907	83,818,004
Due to affiliated companies (Note 7)	503,351	223,998
Current portion of (Note 6):
Long-term loans payable	35,389,726	38,799,027
Bonds payable	12,900,000	10,750,000
Income taxes payable (Note 4)	6,343,549	7,361,841

Total Current Liabilities	143,202,533	159,952,870
Long-term Notes Payable (Note 5)	100,000,000	—
Long-term Loans Payable - net of current portion (Note 6)	141,558,903	176,948,631
Bonds Payable - net of current portion (Note 6)	159,100,000	172,000,000
Asset Retirement Obligation (Note 2)	4,537,043	4,296,843
Minority Interest	6,464,126	7,090,428
Stockholders’ Equity (Note 8)	274,193,986	300,619,101

	$829,056,591	$820,907,873

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2007	2006	2005

OPERATING REVENUES (Note 9)	$280,013,167	$271,817,485	$245,570,990

OPERATING EXPENSES
Fuel costs	87,219,812	85,773,607	68,022,825
Operations and maintenance	32,278,624	32,060,447	32,048,502
Depreciation and amortization (Note 3)	17,319,221	17,805,160	18,557,511
General and administrative (Note 9)	3,769,650	16,849,783	16,069,798

	140,587,307	152,488,997	134,698,636

INCOME FROM OPERATIONS	139,425,860	119,328,488	110,872,354

OTHER INCOME (CHARGES)
Interest income	2,143,443	1,803,600	1,169,215
Foreign exchange gains — net	3,311,900	952,748	182,650
Interest expense (Notes 5 and 6)	(32,631,310)	(34,258,529)	(37,079,185)
Amortization of deferred financing costs	(4,381,345)	(4,959,514)	(5,618,118)
Others — net [Note 9(b)]	(3,013,736)	(2,633,358)	(950,363)

	(34,571,048)	(39,095,053)	(42,295,801)

INCOME BEFORE INCOME TAX AND MINORITY INTEREST	104,854,812	80,233,435	68,576,553

BENEFIT FROM (PROVISION FOR) INCOME TAX (Note 4)
Current	(36,946,665)	(18,791,782)	(338,975)
Deferred	(19,060,838)	13,432,123	190,607

	(56,007,503)	(5,359,659)	(148,368)

INCOME BEFORE MINORITY INTEREST	48,847,309	74,873,776	68,428,185
MINORITY INTEREST [Note 1(a)]	(1,145,700)	(1,755,994)	(1,604,489)

NET INCOME	$47,701,609	$73,117,782	$66,823,696

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,701,609	$73,117,782	$66,823,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,319,221	17,805,160	18,557,511
Amortization of deferred financing costs	4,381,345	4,959,514	5,618,118
Minority interest	1,145,700	1,755,994	1,604,489
Losses (gains) on:
Retirement of property, plant and equipment	1,992,217	1,262,715	—
Sale of property, plant and equipment	(47,496)	—	1,915
Accretion expense on asset retirement obligation	240,200	243,204	226,801
Unrealized foreign exchange gains — net	(769,289)	(194,287)	(220,092)
Deferred income taxes — net	19,060,838	(13,432,123)	(190,607)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	37,149,215	(31,993,873)	(8,357,875)
Fuel inventories	(13,213,908)	3,972,408	(4,363,668)
Spare parts	(1,615,870)	(445,228)	(1,796,267)
Prepaid input VAT	3,513,866	5,560,325	537,647
Prepaid expenses and other current assets	(1,729,622)	1,245,424	2,827,170
Increase (decrease) in:
Accounts payable and accrued expenses	(14,884,626)	19,163,765	25,953,692
Income taxes payable	(1,018,292)	7,240,166	50,851

Net cash generated from operating activities	99,225,108	90,260,946	107,273,381

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	104,712	—	39,299
Additions to property, plant and equipment	(2,951,920)	(2,931,084)	(7,729,509)

Net cash used in investing activities	(2,847,208)	(2,931,084)	(7,690,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from:
Long-term notes payable	$100,000,000	$—	$—
Short-term notes payable	—	10,666,667	23,333,333
Net changes in accounts with affiliated companies	457,583	(123,219)	166,182
Cash dividends paid	(74,126,724)	(62,230,000)	(67,209,380)
Cash paid for deferred financing costs	(5,079,756)	—	—
Payments of:
Long-term loans payable	(38,799,029)	(41,005,046)	(40,002,310)
Bonds payable	(10,750,000)	(7,525,000)	(6,450,000)
Short-term notes payable	—	(3,333,334)	(11,666,666)
Minority interest	(1,772,002)	(1,270,000)	(1,371,620)

Net cash used in financing activities	(30,069,928)	(104,819,932)	(103,200,461)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	543,869	233,536	153,102

NET INCREASE (DECREASE) IN CASH	66,851,841	(17,256,534)	(3,464,188)
CASH AT BEGINNING OF YEAR	18,683,459	35,939,993	39,404,181

CASH AT END OF YEAR	$85,535,300	$18,683,459	$35,939,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$33,138,726	$37,508,960	$37,360,460
Income taxes	37,964,957	11,551,616	288,124
Noncash investing and financing activities:
Retirement of property, plant and equipment	1,992,217	1,262,715	—
Revision for estimated cash flows of asset retirement obligation	—	—	345,740

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

		Additional
	Capital Stock	Paid-in	Retained
	(Note 8)	Capital	Earnings	Total

Balances at December 31, 2004	$1,001	$207,641,266	$82,474,736	$290,117,003
Cash dividends	—	—	(67,209,380)	(67,209,380)
Net income for the year	—	—	66,823,696	66,823,696

Balances at December 31, 2005	1,001	207,641,266	82,089,052	289,731,319
Cash dividends	—	—	(62,230,000)	(62,230,000)
Net income for the year	—	—	73,117,782	73,117,782

Balances at December 31, 2006	1,001	207,641,266	92,976,834	300,619,101
Cash dividends	—	—	(74,126,724)	(74,126,724)
Net income for the year	—	—	47,701,609	47,701,609

Balances at December 31, 2007	$1,001	$207,641,266	$66,551,719	$274,193,986

See accompanying Notes to Consolidated Financial Statements.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

(a)	Organization

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

The Branch is the legal and beneficial owner of (i) the entire general partnership interest in the Partnership representing 21% of the economic interest in the Partnership and (ii) a limited partnership interest representing 77% of the economic interest in the Partnership. The remaining 2% economic interest in the Partnership is in the form of a limited partnership interest held by PMR Limited Co. (PMRL). PMRL does not have any equity funding obligation. The accompanying financial statements include the consolidated results of operations of the Company and the Partnership.

Ultimately, 100% of the aggregate capital contributions of the Company to the Partnership were indirectly made by Quezon Generating Company, Ltd. (QGC), a Cayman Islands limited liability company, and Covanta Power Development — Cayman, Inc. (CPD; formerly Ogden Power Development - Cayman, Inc.), an indirect wholly owned subsidiary of Covanta Energy Group, Inc. (formerly Ogden Energy Group, Inc.), a Delaware corporation. The shareholders of QGC are QGC Holdings, Ltd. and Global Power Investment, L.P. (GPI), both Cayman Islands companies. QGC Holdings, Ltd. is a wholly owned subsidiary of InterGen N.V. (formerly InterGen) which was a joint venture between Bechtel Enterprises, Inc. (Bechtel) and Shell Generating Limited (Shell). In August 2005, Shell and Bechtel completed the sale of InterGen N.V and 10 of its power plants including its interest in the Quezon Project to a partnership between AIG Highstar Capital II, L.P. and Ontario Teachers’ Pension Plan. The ultimate economic ownership percentages among QGC, CPD and PMRL in the Partnership are 71.875%, 26.125% and 2%, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived property, plant and equipment, impairment of accounts receivable, impairment of property, plant and equipment, realizability of the deferred income tax assets and asset retirement obligation.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities under Statement of Financial Accounting Standards (SFAS) No. 133 (subsequently amended by SFAS No. 138 and No. 149), Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes certain accounting and reporting standards requiring all derivative instruments to be recorded as either assets or liabilities measured at fair value. Changes in derivative fair values are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting treatment for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and requires the Company to formally document designate and assess the effectiveness of transactions that receive hedge accounting. The Company periodically reviews its existing contracts to determine the existence of any embedded derivatives. As of December 31, 2007 and 2006, there are no significant embedded derivatives accounted for separately.

Input VAT

Prepaid input VAT represents VAT imposed on the Partnership by its suppliers for the acquisition of goods and services required under Philippine taxation laws and regulations.

Deferred input VAT represents unamortized portion of the input VAT imposed on the Partnership for the acquisition of depreciable assets with an estimated useful life of at least one (1) year which are required to be amortized over the life of the related asset or a maximum period of 60 months.

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

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership accounts for corporate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach in determining income tax liabilities. The standard recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial reporting bases of assets and liabilities and their related tax bases. Deferred income tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and deferred tax liabilities that will reverse during the income tax holiday period are not recognized.

Effective January 1, 2007, the Partnership adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement.

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

Valuation of Long-lived Assets

Long-lived assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Partnership periodically evaluates its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. The Partnership assesses the recoverability of the assets by determining whether the amortization of such long-lived assets over their estimated lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any, is measured based on the fair value of the assets. For the years ended December 31, 2007, 2006 and 2005, no such impairment was recorded in the accompanying consolidated statements of operations.

Asset Retirement Obligation

The Partnership accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The Partnership recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. In estimating fair value, the Partnership did not use a market risk premium since a reliable estimate of the premium is not obtainable given that the retirement activities will be performed many years into the future and the Partnership has insufficient information on how much a third party contractor would charge to assume the risk that the actual costs will change in the future. The associated asset retirement costs are capitalized as part of the carrying amount of the Power plant. No payments of asset retirement obligation were made as of December 31, 2007 and 2006.

The following table describes all changes to the Partnership’s asset retirement obligation liability as of December 31, 2007 and 2006:

	2007	2006

Asset retirement obligation at beginning of year	$4,296,843	$4,053,639
Accretion expense for the year	240,200	243,204

Asset retirement obligation at end of year	$4,537,043	$4,296,843

Impact of Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that the effect of the first remeasurement to fair value will be reported as a cumulative-effect adjustment to the opening balance of retained earnings and unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective on January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its result of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS No. 157 is effective on January 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its result of operations or financial condition.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property, Plant and Equipment

	2007	2006

Power plant	$689,918,613	$689,622,879
Transmission lines	86,596,580	86,596,580
Furniture and fixtures	4,180,239	4,124,997
Transportation equipment	294,975	311,555
Leasehold improvements	189,553	189,543

	781,179,960	780,845,554
Less accumulated depreciation and amortization	138,521,216	121,770,076

	$642,658,744	$659,075,478

Approximately $99.0 million of interest on borrowings and $11.8 million of amortization of deferred financing costs have been capitalized as part of the cost of property, plant and equipment and depreciated over the estimated useful life of the Power plant.

No interest on borrowings and amortization of deferred financing costs were capitalized to property, plant and equipment in 2007, 2006 and 2005 since the Project started commercial operations on May 30, 2000.

Total depreciation and amortization related to property, plant and equipment charged to operations amounted to $17.3 million, $17.8 million and $18.6 million in 2007, 2006 and 2005, respectively.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

The significant components of the Partnership’s deferred income tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006

Current:
Deferred income tax assets:
Provision for probable losses	$2,330,691	$858,678
Unrealized foreign exchange losses	—	1,252,278
Loss on retirement of property, plant and equipment	—	441,950
Others	233,155	180,777

Current deferred income tax assets	2,563,846	2,733,683
Deferred income tax liability:
Unrealized foreign exchange gains	2,305,363	—

Net current deferred income tax assets	$258,483	$2,733,683

Noncurrent:
Deferred income tax assets:
Unrealized foreign exchange losses	$4,980,218	$21,005,149
Asset retirement obligations	562,631	490,023

Noncurrent deferred income tax assets	5,542,849	21,495,172
Deferred income tax liability:
Excess of tax over book depreciation	1,898,873	1,265,558

Net noncurrent deferred income tax assets	$3,643,976	$20,229,614

Deferred income tax provision is provided for the temporary differences in financial reporting of unrealized foreign exchange gains or losses, accretion and depreciation expenses related to asset retirement obligation, provision for probable losses, loss on retirement of property, plant and equipment and the excess of tax over book depreciation. Under accounting principles generally accepted in the U. S., the deferred financing costs were treated as a deferred asset and amortized, using the effective interest rate method, over the lives of the related loans. Prior to 2006, for Philippine income tax reporting purposes, deferred financing costs and foreign exchange losses are capitalized and depreciated as part of the cost of property, plant and equipment except for the depreciation of capitalized unrealized foreign exchange losses which is not deductible under the Philippine tax base.

The Partnership provided for a full valuation allowance on deferred income tax assets pertaining to capitalized unrealized foreign exchange losses beginning in 2004 in view of a then pending revenue regulation of the Philippine Bureau of Internal Revenue (BIR) on the use of functional currency other than the Philippine peso which may result in the write-off of these amounts.

In May 2006, the BIR issued Revenue Regulation 6-2006 formally establishing its position on the use of Philippine peso as the currency for tax reporting purposes. Furthermore, in July 2006, the Partnership obtained a ruling from the BIR, effective January 1, 2006, allowing the Partnership to recognize retroactively foreign exchange losses as deductible expense when realized. With this change, the Partnership recognized a deferred income tax asset on the full tax consequence of the unrealized foreign exchange losses which amounted to $22.3 million as of December 31, 2006 and reversed the valuation allowance on the deferred income tax asset on unrealized foreign exchange losses of $3.9 million as of December 31, 2005.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2006, the Partnership obtained from the BIR a ruling, effective January 1, 2006, allowing the Partnership to recognize retroactively the amortization of deferred financing costs using the effective interest rate method over the terms of the related loans to be consistent with the Partnership’s accounting treatment. Consequently, the Partnership reversed the deferred income tax asset relating to the excess of accounting over tax amortization of deferred financing costs of about $9.8 million as of December 31, 2005.

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

A reconciliation of the statutory income tax rates to the effective income tax rates as a percentage of income before income taxes is as follows:

	2007	2006	2005

Statutory income tax rates	35.0%	35.0%	32.5%
Tax effects of:
The Company’s operations	4.0	6.3	5.5
Change in tax rates	0.5	3.0	1.0
Change in valuation allowance	—	(4.8)	1.2
Deferred income tax on foreign exchange gains and losses	17.2	(19.7)	(1.2)
Partnership’s operations under income tax holiday and others	—	(14.3)	(38.2)
Others	(3.3)	1.2	(0.6)

Effective tax rates	53.4%	6.7%	0.2%

Republic Act No. 9337

Republic Act (RA) No. 9337 was enacted into law amending various provisions in the existing 1997 National Internal Revenue Code of the Philippines (NIRCP). On October 18, 2005, the Supreme Court (SC) has rendered its final decision declaring the validity of the RA No. 9337. Among the reforms introduced by RA No. 9337, which became effective on November 1, 2005, are as follows:

•	Increase in the corporate income tax rate from 32% to 35% with a reduction thereof to 30% beginning January 1, 2009;

•	Grant of authority to the Philippine President to increase the 10% VAT rate to 12% effective January 1, 2006, subject to compliance with certain economic conditions;

•	Revised invoicing and reporting requirements for VAT;

•	Expanded scope of transactions subject to VAT;

•	Provision of thresholds and limitations on the amounts of VAT credits that can be claimed; and;

•	Increase in unallowable interest rate from 38% to 42% with a reduction thereof to 33% beginning January 1, 2009.

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

The Partnership files income tax returns in the Philippine jurisdiction. Under current Philippine tax law, the BIR must perform a tax assessment within three (3) years from the last day prescribed by law for the filing of the tax return for the tax that is being subjected to assessment or from the day the return was filed if filed late. Any assessments issued after the applicable period are deemed to have prescribed, and can no longer be collected from a taxpayer. In 2005, the Partnership received a letter of authority to examine the 2003 income tax return.

The Partnership is no longer subject to income tax examinations by tax authorities for years before 2003. The BIR commenced an examination of Partnership’s income tax returns for 2003 through 2005. As of December 31, 2007, the BIR has not challenged the Partnership’s tax positions.

The Partnership’s adoption of FIN 48 did not result in any adjustment to the opening balance of the accumulated earnings of the Partnership as of January 1, 2007 nor did it have any impact on the Partnership’s financial statements for the year ended December 31, 2007. There are no uncertain tax positions both individually and in the aggregate, that if recognized, would materially affect the effective tax rate.

5.	Notes Payable

(a) Credit Facility Agreement (CFA)

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

In September 2007, the Partnership was able to extend the maturity of the November 2005 and 2006 drawdowns from September 12, 2007 to September 12, 2008.

The outstanding balances of these drawdowns are as follows:

	Amount Outstanding
	2007	2006	Interest Rate	Term

November 2005 drawdown	$8,333,333	$8,333,333	Floating rate subject to monthly or quarterly repricing	September 12, 2008
November 2006 drawdown	10,666,667	10,666,667	Floating rate subject to monthly or quarterly repricing	September 12, 2008

	$19,000,000	$19,000,000

(b) Notes Facility and Purchase Agreement (NFPA)

With the approval from the board of directors (BOD) and consent from the lenders, the Partnership entered into a $100 million NFPA with Banco de Oro — EPCI, Inc., Bank of Philippine Islands, China Banking Corporation, Rizal Commercial Banking Corporation, BDO Capital and Investment Corporation and Banco de Oro — EPCI, Inc. — Trust Banking Group on November 12, 2007. The net proceeds from the Notes will be used by the Partnership to fund its operational, business, financing and recapitalization requirements.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Notes have a seven-year term and is amortized in 12 semi-annual payments on May 15 and November 15 of each year, with the first payment date being May 15, 2009. The interest is payable semi-annually in arrears on the outstanding principal amount of notes on each interest payment date as defined in the NFPA at 7.70% per annum for the first five years and 8.25% per annum for the remaining years.

The Notes shall constitute direct, unconditional, unsubordinated (except with respect to the Senior Debt under the terms of the Intercreditor and Subordination Agreement) and unsecured obligations of the Partnership, ranking pari passu with all its other present and future direct, unconditional, unsubordinated and unsecured obligations (other than subordinated obligations, the Senior Debt and those preferred pursuant to mandatory provisions of Law). The Notes are subject to special and optional redemption by the Partnership in whole. Special redemption allows the Partnership to redeem the loan on November 15, 2012 by paying all sums then due and payable under the Notes, whether by way of interest, principal or penalty, including any applicable fees. Optional redemption allows the Partnership to redeem the loan at any repayment date after the second anniversary of the issue date except on November 15, 2012 by paying the sum of (a) all sums then due and payable under the Notes, whether by way of interest, principal or penalty, including any applicable fees; (b) all unpaid and undue principal then outstanding; and (c) make-whole premium.

Annual future payments for the next five years ending December 31 are as follows:

2008	$—
2009	6,250,000
2010	6,250,000
2011	6,250,000
2012	6,250,000
and thereafter	75,000,000

6.	Debt Financing Agreements

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

Amendments to the Omnibus Agreement were made to include, among other things, PEFCO as a party to the Agreement in the capacity of a lender.

Annual future amortization payments for the next five years ending December 31 are as follows:

2008	$35,389,726
2009	35,389,726
2010	35,389,726
2011	35,389,726
2012	35,389,725

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

As of December 31, 2006, approximately $3.4 million were outstanding with respect to the Construction Loans. The $3.4 million outstanding as of December 31, 2006 was paid in two equal semi-annual installments in 2007.

There were no outstanding balances at December 31, 2007 and 2006 for the Refunding Loans and Cost Overrun Loans.

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

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Annual future amortization payments for the next five years ending December 31 are as follows:

2008	$12,900,000
2009	12,900,000
2010	12,900,000
2011	12,900,000
2012	15,050,000
and thereafter	105,350,000

7.	Related Party Transactions

Due to the nature of the ownership structure, the majority of the transactions were among the Company, the Partnership and the Partners, their affiliates or related entities.

The following approximate amounts were paid to affiliates of the Partners for the operation and maintenance and management of the Project under the agreements discussed in Note 9:

	2007	2006	2005

Covanta	$35,449,179	$26,854,303	$29,524,335
InterGen	2,289,678	1,794,111	1,599,178

As of December 31, 2007 and 2006, the net amounts due from (to) affiliated companies related to costs and expenses incurred and cash advanced by the Project were ($273,295) and $187,158, respectively.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Capital Stock

	2007		2006
	Number of		Number of
	Shares	Amount	Shares	Amount

Class A, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	26,151	$262	26,151	$262
Class B, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	2,002	20	2,002	20
Class C, $0.01 par value:
Authorized	1,000,000		1,000,000
Issued	71,947	719	71,947	719
Class D, $0.01 par value:
Authorized	10		10
Issued	10	—	10	—

		$1,001		$1,001

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

On February 15, 2008, the Partnership, with the approval from the BOD of QPI, declared and paid dividends amounting to $40.7 million of which 98% or approximately $39.9 million is attributable to the Company.

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

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

b) Offtake Agreements — Re-Negotiation and CCRP History

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

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, the ERC issued its final order dated September 20, 2004 disallowing approximately 30% of the capital cost associated with the construction of the transmission line. That order allowed Meralco to recover $60.7 million of transmission line costs out of the total $88.8 million actual costs incurred by the Partnership and disallowed $28.1 million of the total composed mainly of schedule extension costs. The impact of that decision on Meralco was to reduce the annual CCRP that may be recovered by Meralco from its customers from $13.2 million to $9.0 million. The monthly impact amounted to approximately $350,000 per month.

At approximately the same time, the Partnership reduced the temporary CCRP deferral amount. Meralco also paid excess past deferrals to the Partnership.

In 2004, based on the aforementioned ERC orders, Meralco requested a reduction of the CCRP from March 26, 2003 through its remaining term in lieu of the $40.1 million six-year PPA rebate.

In 2005, Meralco again requested the Partnership to consider possible alternatives to evolving amendments to the PPA and the TLA. This prompted a reevaluation by the Partnership of the provisions to be recognized as a result of the renegotiations of the PPA and the TLA. As a result of this reevaluation, the Partnership recognized a contingency to reflect management’s best estimate of the probable loss from the reasonably expected CCRP reduction amendment to the TLA. This estimate assumed that a full resolution with Meralco can be agreed and that the required approvals will be received.

The total CCRP deferred for collection amounted to $20.3 million and $16.1 million as of December 31, 2007 and 2006, respectively.

PPA and TLA Settlement

On February 21, 2008 (the “Amendment Date”), the parties signed the following key agreements to resolve outstanding issues on the PPA-related terms that have remained unresolved since 2001 and the Transmission line capital cost disallowance and partial CCRP deferral:

•	Amendment No. 2 to the TLA

This TLA Amendment reduces the CCRP by approximately 30% from the Amendment Date and retroactively reduced each CCRP from March 27, 2003 through the Amendment Date by approximately $350,000.

•	A side letter agreement to the PPA relating to excess generation arrangements

This side letter agreement sets out an arrangement that allows Meralco to dispatch the Plant and increase the Partnership’s near-term revenues based on sales of excess generation output at the discounted per kWh tariff for such generation. Meralco agreed to a base generation and a Target Excess Generation (TEG) of the Plant during each December 26 to December 25 Annual Period ending 2008 to 2017 (each, a “Guarantee Year”).

The TEG is equal to 74,000,000 kWh per annum. Meralco will pay for each kWh of excess generation during the Guarantee Years in accordance with the existing terms of the PPA relating to excess generation. If the TEG is not reached in a Guarantee Year, Meralco will pay the Partnership an amount (an “Advance Payment”) reflecting the difference in the TEG and Actual Excess Generation (AEG) based on the following formula:

Advance Payment = $2,850,000 — [$2,850,000 x (AEG / TEG)]

Where AEG is greater than the TEG, Meralco will be entitled to bank each such excess kWh for use in calculating AEG in a subsequent Guarantee Year. The Excess Generation Side Letter does not alter Meralco’s obligation to pay for each kWh it actually receives at either the base tariff rate or the excess generation tariff rate. The terms of the side letter relating to excess generation apply irrespective of actual performance of the Plant.

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the Annual Periods ending 2018 to 2025, the Partnership will be obligated to repay the aggregate Advance Payments to Meralco in eight approximately equal annual installments without interest. The Partnership will not be obligated to repay any amounts that constituted payments for actual deliveries of power by it to Meralco.

•	A side letter agreement to the PPA relating to collection by the Partnership of approximately $8.5 million.

Under this side letter, Meralco agrees to pay to the Partnership $8.5 million, in five approximately equal monthly installments, without interest and penalties. This amount represents the aggregate amount withheld during 2001, net of shortfall payments payable by the Partnership. The first installment will be paid on the tenth (10th) day of the calendar month which begins after the Amendment Date.

The financial effects of the above key agreements are recognized in the consolidated financial statements as of December 31, 2007. The financial effects include the following: (i.) reversal of the accounts receivable amounting to $20.3 million, representing the total CCRP deferred for collection, against the related contingency account, and this, in effect did not impact the 2007 results of operations, and (ii.) recognition of the $8.5 million receivable, representing the aggregate amount withheld during 2001, which resulted to an upside effect of $8.5 million in the 2007 results of operations. The upside effect is presented as part of the “General and administrative expense” account in the statement of operations.

c) Coal Supply Agreements

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

The Partnership is subject to minimum take obligations of 900,000 Metric Tonnes (MT) for Adaro and 360,000 MT for Kaltim Prima.

In 2003, the Partnership and its Coal Suppliers started discussions on the use of an alternative to the Australian-Japanese benchmark price, which is the basis for adjusting the energy-base price under the Partnership’s CSA. On November 18, 2004, the Adaro CSA was amended to reflect the change in the benchmark price. Both parties agreed to use the six-month rolling average of the ACR Asia Index with a certain discount as the new benchmark price applied retroactively to April 1, 2003.

With respect to Kaltim Prima, the Project and Kaltim Prima finalized in March 2006 the price adjustment for coal shipments during the period April 2005 up to March 2006 which was consistent with the amounts already provided for in 2005. The Partnership and Kaltim Prima agreed to continue to use the Australian-Japanese benchmark price.

d) Operations and Maintenance Agreement

The Partnership and Covanta Philippines Operating, Inc. (the Operator; formerly Ogden Philippines Operating, Inc.), a Cayman Islands corporation and a wholly owned subsidiary of Covanta Projects, Inc. (CPI; formerly Ogden Projects, Inc.), a subsidiary of CEGI, have entered into the Plant Operation and Maintenance

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Operator may earn additional fees or reduced fees based on defined results with respect to output or reduced operating costs. The 2004 amendments to the O&M Agreement brought several changes including changes in the terms concerning material breach of the O&M Agreement; introduction of surviving service fees to the Operator in case the agreement is pre-terminated; changes in the methodology of computing additions or reduction in fees when NEO is greater or less than the MGEQ of each contract year; and introduction of banked hours that can be applied to future reductions in fees or exchanged for cash subject to a five (5) year expiration period. The adjustments in Operator’s fee, including the cash value of all banked hours accrued during a contract year, shall not exceed $1.0 million, adjusted pursuant to an escalation index. These amendments in the O&M Agreement were effective beginning December 26, 2003.

e) Management Services Agreement

The Partnership has entered into the Project Management Services Agreement, dated as of September 20, 1996 (as amended, the Management Services Agreement), with InterGen Management Services (Philippines), Ltd. (as assignee of International Generating Company, Inc.), an affiliate of InterGen N.V., (the Manager), pursuant to which, the Manager is providing management services for the Project. Pursuant to the Management Services Agreement, the Manager nominates a person to act as a General Manager of the Partnership, and, acting on behalf of the Partnership, to be responsible for the day-to-day management of the Project. The initial term of the Management Services Agreement extends for a period ending 25 years after the Commercial Operations Date, unless terminated earlier, with provisions for extension upon mutually acceptable terms and conditions. InterGen N.V., pursuant to a Project Management Services Agreement Guarantee dated December 10, 1996, guarantees the obligations of the Manager.

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

f) Project Site Lease, Transmission Line Site Lease and Foreshore Lease Agreements

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

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company, as lessor, and the Partnership, as lessee, have entered into the Transmission Line Site Leases, dated December 20, 1996, with respect to real property required for the construction, operation and maintenance of the Transmission line other than rights-of-way to be acquired through the exercise of Meralco’s condemnation powers. The initial term of each of the Project Site Leases and each of the Transmission Line Site Leases (collectively, the Site Leases) extends for the duration of the PPA, commencing on the date of execution of such Site Leases and expiring 25 years following the Commercial Operations Date. The Partnership has the right to extend the term of any Site Lease for consecutive periods of five years each, provided that the extended term of such Site Lease may not exceed 50 years in the aggregate.

g) Community Memorandum of Agreement

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

In addition, the Partnership is obligated to design, construct, maintain and decommission the Project in accordance with existing rules and regulations. The Partnership deposited the amount of 5.0 million (about $94,000) to an Environmental Guarantee Fund for rehabilitation of areas affected by damage in the environment, monitoring compensation for parties affected and education activities.

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

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of long-term debt was based on the following:

Debt Type	Fair Value Assumptions

Term loan and NFPA	Estimated fair value is based on the discounted value of future cash flows using the applicable risk free rates for similar types of loans adjusted for credit risk.
Bonds payable	Estimated fair value is based on the discounted value of future cash flows using the latest available yield percentage of the Partnership’s bonds prior to balance sheet dates.

Following is a summary of the estimated fair value (in millions) as of December 31, 2007 and 2006 of the Partnership’s financial instruments other than those whose carrying amounts approximate their fair values:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values

Term loan	$176.9	$168.4	$212.3	$204.2
Bonds payable	172.0	172.9	182.8	192.6
NFPA	100.0	93.9	—	—

11.	Other Matters

(a) Electric Power Industry Reform Act (EPIRA)

RA No. 9136, the EPIRA, and the covering Implementing Rules and Regulations (IRR) provides for significant changes in the power sector, which include among others:

(i) The unbundling of the generation, transmission, distribution and supply and other disposable assets of a company, including its contracts with independent power producers and electricity rates;

(ii) Creation of a Wholesale Electricity Spot Market; and

(iii) Open and non-discriminatory access to transmission and distribution systems.

The law also requires public listing of not less than 15% of common shares of generation and distribution companies within 5 years from the effective date of the EPIRA. It provides cross ownership restrictions between transmission and generation companies and between transmission and distribution companies and a cap of 50% of its demand that a distribution utility is allowed to source from an associated company engaged in generation except for contracts entered into prior to the effective date of the EPIRA. In 2005, the Partnership has requested for clarification from the ERC on the applicability of the public offering requirement under the provisions of the EPIRA since it is in the form of a limited partnership and not a stock corporation. As of February 22, 2008, the Partnership has not yet received any confirmation from ERC on this matter.

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

QUEZON POWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

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

(c) Insurance Coverage Waiver

The Partnership was able to improve insurance coverage for the April 2007 to November 2008 insurance coverage period. However, the insurance coverage amounts required by the lenders under the debt financing agreements still have not been met due to market unavailability on commercially reasonable terms, based on determinations of the Partnership’s insurance advisor and the lenders’ insurance advisor. Consequently, the Partnership requested, and was granted by the requisite lender representatives, a waiver of certain insurance requirements. This waiver is effective until November 30, 2008.

On January 22, 2008, the Partnership revised the Industrial All Risk Insurance Coverage obtained in June 2007. The revision provided for the extension of the period of insurance from November 30, 2008 to June 1, 2009. The revised insurance contract is effective December 1, 2007. The Partnership is in the process of obtaining a corresponding extension of the waiver from November 30, 2008 to June 1, 2009 to match the insurance coverage period.

(d) PPA Default Waiver

In 2002, the Partnership successfully obtained consent from the requisite percentage of senior lenders to waive on an interim basis the non-payment by Meralco of the $8.5 million receivable [see Note 9(b)]. This interim waiver by the Partnership had the effect of temporarily abating the effect of Meralco’s non-payment. All conditions to the lenders’ consent for the interim waiver have been fulfilled or removed.

In 2005, the Partnership elected to, in accordance with the project financing agreements, write-off the $8.5 million withheld amount as an adjustment to receivables in the ordinary course of business.

On February 21, 2008, the Partnership and Meralco agreed for the reinstatement of the $8.5 million receivable as part of the settlement of the PPA and TLA negotiation. This is covered by a side letter agreement to the PPA [see Note 9(b)].

(e)	Environmental Compliance Certificate (ECC) on Quezon Power Plant 500 MW Coal-Fired Expansion Project

On June 4, 2007, the DENR issued an ECC to the Partnership. The ECC covers the proposed Quezon Power Plant 500 MW (Maximum Gross) Coal-Fired Expansion Project to be located within the existing 110 hectare facility of the Partnership in Barangay Cagsiay I, Mauban, Quezon. The proposed expansion includes the construction of cooling water intake, outfall structures and smokestack, extension of the existing conveyor system, and installation of an additional boiler, demineralization plant, turbine unit and other support facilities.