Form 10-Q
period 2008-03-31
COVANTA HOLDING CORP
filed 2008-04-23
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at April 16, 2008

Common Stock, $0.10 par value	154,241,952 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2008

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A. Risk Factors of Covanta’s Annual Report on Form 10-K for the year ended December 31, 2007 and in other filings by Covanta with the SEC.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the
	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$217,623	$198,911
Electricity and steam sales	153,065	113,666
Other operating revenues	18,078	17,632

Total operating revenues	388,766	330,209

OPERATING EXPENSES:
Plant operating expenses	259,011	202,007
Depreciation and amortization expense	48,574	48,043
Net interest expense on project debt	13,761	14,605
General and administrative expenses	24,154	22,192
Write-down of assets	—	18,266
Other operating expenses	12,501	16,816

Total operating expenses	358,001	321,929

Operating income	30,765	8,280

Other income (expense):
Investment income	1,640	5,184
Interest expense	(13,720)	(21,260)
Loss on extinguishment of debt	—	(32,006)

Total other expenses	(12,080)	(48,082)

Income (loss) before income tax (expense) benefit, minority interests and equity in net income from unconsolidated investments	18,685	(39,802)
Income tax (expense) benefit	(7,536)	18,176
Minority interests	(1,869)	(1,398)
Equity in net income from unconsolidated investments	5,492	5,106

NET INCOME (LOSS)	$14,772	$(17,918)

Weighted Average Common Shares Outstanding:
Basic	153,165	151,476

Diluted	154,572	151,476

Earnings (Loss) Per Share:
Basic	$0.10	$(0.12)

Diluted	$0.10	$(0.12)

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$124,394	$149,406
Marketable securities available for sale	2,495	2,495
Restricted funds held in trust	193,702	187,951
Receivables (less allowances of $4,723 and $4,353)	244,824	252,114
Unbilled service receivables	57,072	59,232
Deferred income taxes	51,141	29,873
Prepaid expenses and other current assets	115,796	113,927

Total Current Assets	789,424	794,998
Property, plant and equipment, net	2,616,995	2,620,507
Investments in fixed maturities at market (cost: $21,963 and $26,338, respectively)	21,996	26,260
Restricted funds held in trust	195,510	191,913
Unbilled service receivables	54,530	56,685
Waste, service and energy contracts, net	257,266	268,353
Other intangible assets, net	86,668	88,954
Goodwill	127,751	127,027
Investments in investees and joint ventures	77,840	81,248
Other assets	113,602	112,554

Total Assets	$4,341,582	$4,368,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$6,835	$6,898
Current portion of project debt	194,644	195,625
Accounts payable	39,405	29,916
Deferred revenue	24,126	25,114
Accrued expenses and other current liabilities	213,523	234,000

Total Current Liabilities	478,533	491,553
Long-term debt	1,010,906	1,012,534
Project debt	1,032,178	1,084,650
Deferred income taxes	462,883	440,723
Waste and service contracts	127,154	130,464
Other liabilities	147,897	141,740

Total Liabilities	3,259,551	3,301,664

Commitments and Contingencies (Note 14)

Minority Interests	40,256	40,773

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 154,732 and 154,281 shares; outstanding 154,229 and 153,922 shares)	15,473	15,428
Additional paid-in capital	765,409	765,287
Accumulated other comprehensive income	17,092	16,304
Accumulated earnings	243,851	229,079
Treasury stock, at par	(50)	(36)

Total Stockholders’ Equity	1,041,775	1,026,062

Total Liabilities and Stockholders’ Equity	$4,341,582	$4,368,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$14,772	$(17,918)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	48,574	48,043
Write-down of assets	—	18,266
Loss on extinguishment of debt	—	32,006
Amortization of long-term debt deferred financing costs	931	863
Amortization of debt premium and discount	(2,770)	(3,757)
Stock-based compensation expense	3,651	1,978
Equity in net income from unconsolidated investments	(5,492)	(5,106)
Dividends from unconsolidated investments	9,122	—
Minority interests	1,869	1,398
Deferred income taxes	803	(19,423)
Other, net	(595)	(1,170)
Change in restricted funds held in trust	(25,862)	36
Change in working capital, net of effects of acquisitions	4,470	1,274

Net cash provided by operating activities	49,473	56,490

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	13,401	8,554
Purchase of investment securities	(9,137)	—
Purchase of property, plant and equipment	(38,990)	(19,074)
Property insurance proceeds	3,500	—
Other, net	(1,524)	230

Net cash used in investing activities	(32,750)	(10,290)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	—	135,936
Proceeds from the exercise of options for common stock, net	221	111
Proceeds from borrowings on long-term debt	—	949,901
Financings of insurance premiums, net	(3,455)	—
Proceeds from borrowings on project debt	4,076	2,442
Principal payments on long-term debt	(1,691)	(1,158,968)
Principal payments on project debt	(55,119)	(55,939)
Payments of long-term debt deferred financing costs	—	(18,324)
Payments of tender premiums on debt extinguishment	—	(32,694)
Decrease in holding company restricted funds	—	6,660
Decrease in restricted funds held in trust	16,310	34,200
Distributions to minority partners	(2,346)	(3,395)

Net cash used in financing activities	(42,004)	(140,070)

Effect of exchange rate changes on cash and cash equivalents	269	105

Net decrease in cash and cash equivalents	(25,012)	(93,765)
Cash and cash equivalents at beginning of period	149,406	233,442

Cash and cash equivalents at end of period	$124,394	$139,677

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2008. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”).

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

During the first quarter of 2008, we revised our presentation of the condensed consolidated statements of cash flows to present changes in restricted funds held in trust relating to operating activities as a component of cash flow from operating activities and changes in restricted funds held in trust relating to financing activities (debt principal repayments) as a component of cash flow from financing activities; previously we included all changes in restricted funds held in trust as a component of cash flow from financing activities. We have reclassified the net increase in cash flows from operating activities from the financing activities section of the condensed consolidated statements of cash flows to conform to our current period presentation, as this amount was not material for the three months ended March 31, 2007.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.  Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us on January 1, 2009. Although we do not currently expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements, we are continuing to assess the potential disclosure effects of SFAS 161.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting for the noncontrolling (minority) interests in a subsidiary and the deconsolidation of a subsidiary. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for us on January 1, 2009. Although we do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements, we are continuing to assess the potential effects of SFAS 160.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that the effect of the first remeasurement to fair value will be reported as a cumulative-effect adjustment to the opening balance of retained earnings and unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. We adopted SFAS 159 on January 1, 2008, but did not elect to apply the fair value option to any of our eligible financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 was effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of SFAS 157 on January 1, 2008 had no impact on our financial position, results of operations, cash flows or earnings per share. Our investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation; other securities in the over-the-counter market and listed securities for which no sale was reported on the date are stated at the last quoted bid price.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	As of	Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Marketable securities available for sale	$2,495	$2,495	$—	$—
Investments in fixed maturities at market	21,996	21,996	—	—
Derivatives — Contingent interest feature of the Convertible Debentures (See Note 12)	0	—	0	—

Total	$24,491	$24,491	$0	$—

Note 3.	Acquisitions, Business Development and Dispositions

Our growth strategy includes the acquisition of waste and energy related businesses located in markets with significant growth opportunities, as well as the development of new projects and expansion of existing projects. Acquisitions are accounted for under the purchase method of accounting. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions. The acquisitions in the section below are not material to our unaudited condensed consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented.

Acquisitions

EnergyAnswers Corporation

On October 1, 2007, we acquired the operating businesses of EnergyAnswers Corporation for cash consideration of approximately $41 million. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 tons per day (“tpd”) energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Approximately 75% of waste revenues are contracted for at these facilities. We subsequently sold certain assets acquired in this transaction for a total consideration of $5.8 million during the fourth quarter of 2007 and the first quarter of 2008. Our preliminary purchase price allocation, which includes $9.8 million of goodwill, is based on estimates and assumptions, any changes to which could affect the reported amounts of assets, liabilities and expenses resulting from this acquisition.

Westchester Transfer Stations

On October 1, 2007, we acquired two waste transfer stations in Westchester County, New York from Regus Industries, LLC for cash consideration of approximately $7.3 million.

Pacific Ultrapower Chinese Station, California

On October 18, 2007, we acquired an additional 5% ownership interest in our subsidiary Pacific Ultrapower Chinese Station, a biomass energy facility located in California, for less than $1 million in cash, increasing our ownership interest to a majority interest of 55%. Although we have acquired majority interest, we do not have the ability to exercise significant influence over the operating and financial policies of the investee and therefore, we continue to account for this investment under the equity method.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Biomass Energy Facilities

On July 16, 2007, we acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid $51 million in cash plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, which are all located in California. In addition, we invested approximately $8 million prior to December 31, 2007 and $7.6 million during the quarter ended March 31, 2008 in capital improvements to significantly increase the facilities’ productivity and improve environmental performance. We expect to invest an additional $2 million to $4 million during the remainder of 2008. The purchase price allocation included $23.6 million of goodwill.

Holliston Transfer Station

On April 30, 2007, we acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for cash consideration of approximately $7.5 million.

Business Development

Harrisburg Energy-from-Waste Facility

On May 29, 2007, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and have a right of first refusal to purchase the facility. Under the agreement, the term of which commenced February 1, 2008 following satisfaction of certain conditions precedent, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg.

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

Hillsborough County Energy-from-Waste Facility

We designed, constructed, and now operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County in Florida. Due to the growth in the amount of municipal solid waste generated in Hillsborough County, Hillsborough County informed us of its desire to expand the facility’s waste processing and electricity generation capacities. In August 2005, we entered into agreements with Hillsborough County to implement this expansion, and to extend the agreement under which we operate the facility through 2027. Environmental and other project related permits have been secured and the expansion construction commenced on December 29, 2006. Completion of the expansion, and commencement of the operation of the expanded project, is expected in 2009.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International Joint Ventures

China Joint Ventures

On December 12, 2007, we entered into an agreement to acquire a 40% equity interest in Guangzhou Development Covanta Environmental Energy Co., Ltd (“GDC Environmental Energy”), a company to be located in Guangzhou Municipality, Peoples Republic of China. GDC Environmental Energy will be a newly-formed entity involved in developing energy-from-waste projects in Guangdong Province in Southeast China. Our investment in GDC Environmental Energy is subject to various regulatory approvals and is expected to be completed during the second quarter of 2008.

On April 25, 2007, we purchased a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, Peoples Republic of China. The company, which was renamed Sanfeng Covanta Environmental Industry Co., Ltd., owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects. We made an initial cash payment of approximately $10 million in connection with our investment in Sanfeng.

Dublin Joint Venture

On September 6, 2007, we entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which is co-owned by us and DONG Energy Generation A/S. As part of the transaction, we purchased a controlling stake in Dublin Waste to Energy Limited. Project construction, which is expected to start in late 2008, is estimated to cost approximately 300 million euros and is expected to require 36 months to complete. Dublin Waste to Energy Limited has a 25-year tip fee type contract to provide disposal service for approximately 320,000 metric tons of waste annually. The project is expected to sell electricity into the local electricity grid under short-term arrangements. We, along with DONG Energy Generation A/S, have committed to provide financing for all phases of the project; however, we expect that numerous project financing structures will be available once the initial development phase is complete.

Dispositions

On September 13, 2007, we completed the sale of the Linan coal facility in China for $2.3 million and recorded a pre-tax gain of approximately $1.7 million in other operating income in our condensed consolidated statements of income.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Earnings (Loss) Per Share

Per share data is based on the weighted average outstanding number of our, par value $0.10 per share, common stock during the relevant period. Basic earnings per share are calculated using the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock, and rights whether or not currently exercisable. Diluted earnings per share for all the periods presented does not include securities if their effect was anti-dilutive (in thousands, except per share amounts).

	For the Three Months Ended
	March 31,
	2008	2007

Net income (loss)	$14,772	$(17,918)

Basic earnings (loss) per share:
Weighted average basic common shares outstanding	153,165	151,476

Basic earnings (loss) per share	$0.10	$(0.12)

Diluted earnings (loss) per share:
Weighted average basic common shares outstanding	153,165	151,476
Stock options	619	—
Restricted stock	788	—
Convertible debentures	—	—

Weighted average diluted common shares outstanding	154,572	151,476

Diluted earnings (loss) per share	$0.10	$(0.12)

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	1,938	2,770

Restricted stock awards excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	820

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. As of March 31, 2008, the Debentures did not have a dilutive effect on earnings per share.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Financial Information by Business Segments

We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively. The results of our reportable segments are as follows (in thousands):

	Reportable Segments
	Domestic	International	All Other(1)	Total

Three Months Ended March 31, 2008:
Operating revenues	$323,284	$62,779	$2,703	$388,766
Operating income (loss)	25,354	5,838	(427)	30,765
Three Months Ended March 31, 2007:
Operating revenues	$287,755	$39,801	$2,653	$330,209
Operating income (loss)	5,235	3,503	(458)	8,280

(1)	All other is comprised of our insurance subsidiaries’ operations.

Note 6.	Changes in Capitalization

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	March 31,	December 31,
	2008	2007

1.00% Senior Convertible Debentures due 2027	$373,750	$373,750
Term loan due 2014	643,500	645,125
Other long-term debt	491	557

Total	1,017,741	1,019,432
Less: current portion	(6,835)	(6,898)

Total long-term debt	$1,010,906	$1,012,534

Short-Term Liquidity

As of March 31, 2008, we had available credit for liquidity as follows (in thousands):

			Outstanding Letters
	Total		of Credit as of	Available as of
	Available		March 31,	March 31,
	Under Facility	Maturing	2008	2008

Revolving Loan Facility(1)	$300,000	2013	$25,810	$274,190
Funded L/C Facility	$320,000	2014	$317,983	$2,017

(1)	Up to $200 million of which may be utilized for letters of credit.

2007 Recapitalization

During the first quarter of 2007, we completed a comprehensive recapitalization utilizing a series of equity and debt financings including the following transactions:

•	the refinancing of our previously existing credit facilities with new credit facilities, comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility (the “Funded L/C Facility), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, from which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.8 million aggregate principal amount of Debentures, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer and redemptions, of approximately $611.9 million in aggregate principal amount of outstanding notes previously issued by certain of our intermediate subsidiaries. We completed our tender offer and redemptions for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. The remaining $7.5 million of the outstanding notes were redeemed in April 2007 and September 2007.

As a result of the recapitalization, we recognized a loss on extinguishment of debt of approximately $32.0 million, pre-tax, which was comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements.

Credit Facilities

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants. We were in compliance with all required covenants as of March 31, 2008.

Stockholders’ Equity

During the three months ended March 31, 2008, we granted 444,157 restricted stock awards and 250,000 options to purchase our common stock. See Note 11. Stock-Based Compensation.

Note 7.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Comprehensive income, net of income taxes:
Net income (loss)	$14,772	$(17,918)
Foreign currency translation	1,027	434
SFAS 158 unrecognized net loss	(169)	—
Net unrealized (loss) gain on available-for-sale securities	(70)	217
Net realized gain on derivative instruments	—	(2,125)

Net comprehensive income (loss) adjustments	788	(1,474)

Comprehensive income (loss)	$15,560	$(19,392)

Note 8.	Income Taxes

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

We currently estimate our annual effective tax rate, including discrete items, for the year ended December 31, 2008 to be approximately 41.0%. We review the annual effective tax rate on a quarterly basis as projections are revised. The effective income tax rate was 40.3% and 45.7% for the three months ended March 31, 2008 and 2007, respectively. The liability for uncertain tax positions, exclusive of interest and penalties, was $25.9 million and $25.4 million as of March 31, 2008 and December 31, 2007, respectively. No material additional liabilities were recorded for uncertain tax positions during the three months ended March 31, 2008. Included in the balance of unrecognized tax benefits as of March 31, 2008 are potential benefits of $3.4 million that, if recognized, would impact the effective tax rate.

We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). For both quarters ended March 31, 2008 and 2007, we recognized $0.4 million of interest and penalties on unrecognized tax benefits. As of March 31, 2008 and December 31, 2007, we had accrued interest and penalties associated with unrecognized tax benefits of $8.0 million and $7.6 million, respectively.

As issues are examined by the Internal Revenue Service (“IRS”) and state auditors, we may decide to adjust the existing FIN 48 liability for issues that were not deemed an exposure at the time we adopted FIN 48. Accordingly, we will continue to monitor the results of these audits and adjust the liability as needed. Federal income tax returns for our subsidiary Covanta Energy are closed for the years through 2002. However, to the extent net operating loss carryforwards (“NOLs”) are utilized from earlier years, this will allow the IRS to re-examine closed years. The tax returns of our subsidiary Covanta ARC Holdings, Inc. and its subsidiaries (“ARC Holdings”) are open for federal audit for the tax return years of 2001 and forward, and are currently the subject of an IRS examination. This examination is related to ARC Holdings’ refund requests related to NOL carryback claims from tax years prior to our acquisition of ARC Holdings in 2005 that require Joint Committee approval. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

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

While we cannot predict with certainty what amounts, if any, may be includable in taxable income as a result of the final administration of these grantor trusts, we believe that neither existing arrangements with the California Commissioner of Insurance nor the final administration by the Missouri Director of Insurance will result in a material reduction in available NOLs.

We had consolidated federal NOLs estimated to be approximately $275 million for federal income tax purposes as of December 31, 2007. The NOLs will expire in various amounts from December 31, 2009 through December 31, 2026, if not used. In addition to the consolidated federal NOLs, as of December 31, 2007, we had additional federal credit carryforwards of $23.1 million, federal loss carryforwards of $85.0 million and state NOL carryforwards of $232.4 million, all of which will expire between 2008 and 2026. These deferred tax assets are offset by a valuation allowance of $33.2 million.

For further information, refer to Note 9. Income Taxes of the Notes to the Consolidated Financial Statements included in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Supplementary Information

Operating Revenues

The components of waste and service revenues are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007

Waste and service revenues unrelated to project debt	$193,864	$173,386
Revenue earned explicitly to service project debt-principal	17,197	17,290
Revenue earned explicitly to service project debt-interest	6,562	8,235

Total waste and service revenues	$217,623	$198,911

Under some of our service agreements, we bill municipalities fees to service project debt (principal and interest). The amounts billed are based on the actual principal amortization schedule for the project bonds. Regardless of the amounts billed to client communities relating to project debt principal, we recognize revenue earned explicitly to service project debt principal on a levelized basis over the term of the applicable service agreement. In the beginning of the service agreement, principal billed is less than the amount of levelized revenue recognized related to principal and we record an unbilled service receivable asset. At some point during the service agreement, the amount we bill will exceed the levelized revenue and the unbilled service receivable begins to reduce, and ultimately becomes nil at the end of the contract.

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

Our independent power production facilities in India generate electricity and steam explicitly for specific purchasers and as such, these agreements are considered lease arrangements. Electricity and steam sales included lease income from our international business of $54.1 million and $30.2 million for the three months ended March 31, 2008 and 2007, respectively.

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $16.4 million and $15.9 million for the three months ended March 31, 2008 and 2007, respectively.

Amortization of waste, service and energy contracts

The vast majority of our waste, service and energy contracts were valued in March 2004 and June 2005 related to the acquisitions of Covanta Energy and ARC Holdings, respectively. These intangible assets and liabilities were recorded using then-available information at their estimated fair market values based upon discounted cash flows. The following table details the amount of the actual/estimated amortization expense and contra-expense associated

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with these intangible assets and liabilities as of March 31, 2008 included or expected to be included in our statement of income for each of the years indicated (in thousands):

	Waste, Service and
	Energy Contracts	Waste and Service
	(Amortization	Contracts
	Expense)	(Contra-Expense)

Three Months ended March 31, 2008	$11,087	$(3,310)

Remainder of 2008	$34,248	$(10,080)
2009	42,026	(13,441)
2010	29,707	(13,028)
2011	26,619	(12,687)
2012	24,560	(12,692)
Thereafter	100,106	(65,226)

Total	$257,266	$(127,154)

SEMASS Fire

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $18.3 million, pre-tax, in the first quarter of 2007, which represented a preliminary estimate of the net book value of the assets destroyed. During the year ended December 31, 2007, we reduced the impairment recorded to $17.3 million, pre-tax, based upon additional analysis as the facility was being restored. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We cannot predict the timing of when we will receive the proceeds under such policies. During the year ended December 31, 2007, we recorded insurance recoveries of $17.3 million related to repair and reconstruction, $2.7 million related to clean-up costs and $2.0 million related to business interruption losses. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to operating expenses where such recoveries relate to other costs or business interruption losses.

Other operating expenses

The components of other operating expenses are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007

Construction costs	$13,157	$14,146
Insurance subsidiary operating expenses	2,371	2,211
Insurance recoveries	(3,748)	—
Foreign exchange gain	(497)	(215)
Other	1,218	674

Total other operating expenses	$12,501	$16,816

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Benefit Obligations

Pension and Other Benefit Obligations

The components of net periodic benefit costs are as follows (in thousands):

	Pension Benefits		Other Post-Retirement Benefits
	For the Three		For the Three
	Months Ended		Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Service cost	$—	$—	$—	$—
Interest cost	1,176	1,146	137	192
Expected return on plan assets	(1,182)	(1,108)	—	—
Amortization of actuarial (gain) loss	(131)	—	(38)	26

Net periodic benefit cost	$(137)	$38	$99	$218

Defined Contribution Plans

Substantially all of our domestic employees are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4.2 million and $4.0 million for the three months ended March 31, 2008 and 2007, respectively.

Note 11.	Stock-Based Compensation

Compensation expense related to our stock-based payment awards totaled $3.7 million and $2.0 million during the three months ended March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008, we awarded certain employees 444,157 shares of restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed ten percent forfeiture rate. The terms of the restricted stock awards include two vesting provisions; one based on a performance factor and continued service (applicable to 66% of the award) and one based solely on continued service (applicable to 34% of the award). If all performance and service criteria are satisfied, the awards vest during March of 2009, 2010 and 2011.

On February 21, 2008 and March 31, 2008, we granted options to purchase an aggregate of 200,000 shares and 50,000 shares, respectively, of common stock. The options expire 10 years from the date of grant and vest in equal installments over five years commencing on March 17, 2009. The stock option fair values were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Exercise	Risk-Free	Dividend	Volatility	Expected
Grant Date	Price	Interest Rate	Yield	Expected	Life

February 21, 2008	$26.26	3.387%	0%	28%	6.54 years
March 31, 2008	$27.50	2.977%	0%	31%	6.48 years

As of March 31, 2008, we had approximately $16.5 million and $9.5 million of unrecognized compensation expense related to our unvested restricted stock awards and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of 2.2 years for our unvested restricted stock awards and 4.1 years for our unvested stock options.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Financial Instruments

Interest Rate Swaps

Under financing arrangements in effect from June 24, 2005 to February 9, 2007, we were required to enter into hedging arrangements with respect to a portion of our exposure to interest rate changes with respect to our borrowing under the credit facilities which were in effect. These interest rate swaps were designated as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, unrealized gains or losses were deferred in other comprehensive income until the hedged cash flows affect earnings. In connection with the refinancing of our debt facilities in January 2007, the interest rate swap agreements described above were settled on February 9, 2007 for a pre-tax gain of $3.4 million and we were no longer required to enter into interest rate swap agreements.

Contingent Interest

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of Senior Convertible Debentures. The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007, and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and the fair market value for the embedded derivative was zero as of March 31, 2008.

Note 13.	Related-Party Transactions

We are party to an agreement with Quezon Power, Inc. (“Quezon”), in which we hold a 26% equity investment, where we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statement of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the three months ended March 31, 2008 and 2007, we collected $9.0 million and $7.4 million, respectively, for the operation and maintenance of the facility. As of March 31, 2008 and December 31, 2007, the net amount due to Quezon was $1.8 million and $1.1 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

Note 14.	Commitments and Contingencies

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

Other Matters

Other commitments as of March 31, 2008 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$377,214	$55,535	$321,679
Surety bonds	61,981	—	61,981

Total other commitments — net	$439,195	$55,535	$383,660

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

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 6 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries. The following discussion addresses our financial condition as of March 31, 2008 and our results of operations for the three months ended March 31, 2008, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 to which the reader is directed for additional information.

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

We are also pursuing international waste and/or renewable energy business opportunities, particularly in markets where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste in order to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce greenhouse gas production. In particular, we are focusing on the United Kingdom, Ireland and China, and are also pursuing opportunities in certain other markets in Europe, such as Italy, and in Canada and other markets in the Americas.

During 2007, we continued to grow our business via acquisitions, investments, project expansions, contract extensions and new contracts as described below.

Domestic Business

•	We acquired the operating businesses of EnergyAnswers Corporation (“EnergyAnswers”) for approximately $41 million in cash. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 tons per day (“tpd”) energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Both energy-from-waste projects have “tip fee” type contracts. Approximately 75% of waste revenues are contracted for at these facilities. In addition, we acquired businesses that include a landfill operation in Springfield, Massachusetts, which is used for ash disposal; and two transfer stations, one in Canaan, New York, permitted to transfer 600 tpd of waste, and the other located at the Springfield energy-from-waste facility, permitted to transfer 500 tpd of waste. We subsequently sold certain assets acquired in this transaction for a total consideration of $5.8 million during the fourth quarter of 2007 and the first quarter of 2008.

•	We acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid $51 million in cash, plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, all located in California’s Central Valley. These facilities added 75 megawatts (“MW”) to our portfolio of renewable energy plants. In addition, we invested approximately $8 million prior to December 31, 2007, and $7.6 million during the quarter ended March 31, 2008 in capital improvements to increase the facilities’ productivity and improve environmental performance. We expect to invest an additional $2 million to $4 million during the remainder of 2008.

•	We entered into a new “tip fee” type contract with the Town of Hempstead in New York for a term of 25 years commencing upon expiration of the existing contract in 2009.

•	We acquired two waste transfer stations in Westchester County, New York from Regus Industries, LLC for cash consideration of approximately $7.3 million. These facilities increased our total waste capacity by approximately 1,150 tpd and enhance our portfolio of transfer stations in the Northeast United States.

•	We acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for cash consideration of approximately $7.5 million. This facility increased our total waste capacity by approximately 700 tpd.

•	We completed the expansion and commenced the operation of the expanded energy-from-waste facility located in and owned by Lee County in Florida. We expanded waste processing capacity from 1,200 tpd to 1,836 tpd and increased gross electricity capacity from 36.9 MW to 57.3 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension expiring in 2024.

•	On May 29, 2007, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and have a right of first refusal to purchase the facility. Under the agreement, the term of which commenced February 1, 2008 following satisfaction of certain conditions precedent, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg.

•	We designed, constructed, operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County in Florida. In August 2005, we entered into agreements with Hillsborough County to implement an expansion, and to extend the agreement under which we operate the facility to 2027. During 2006, environmental and other project related permits were secured and the expansion construction commenced on December 29, 2006. Completion of the expansion, and commencement of the operation of the expanded project, is expected in 2009.

•	We acquired an additional 5% ownership interest in Pacific Ultrapower Chinese Station, a biomass energy facility located in California, which increased our equity ownership interest to 55%.

International Business

•	We entered into an agreement to acquire a 40% equity interest in Guangzhou Development Covanta Environmental Energy Co., Ltd (“GDC Environmental Energy”), a company to be located in Guangzhou Municipality, Peoples Republic of China. GDC Environmental Energy will be a newly-formed entity involved in developing energy-from-waste projects in Guangdong Province in Southeast China. Guangzhou Development Industry (Holdings) Co., Ltd. holds the remaining 60% equity interest in GDC Environmental Energy through a wholly-owned subsidiary. Our investment in GDC Environmental Energy is subject to various regulatory approvals and is expected to be completed during the second quarter of 2008.

•	We purchased a 40% equity interest in Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, Peoples Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects. Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest in Sanfeng. We paid approximately $10 million in connection with our investment in Sanfeng. We expect to utilize Sanfeng as a key component of our effort to grow our energy-from-waste business in China. We expect to make additional investments as and when Sanfeng is successful in developing additional projects.

•	We announced that we have entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project, which marks our most significant entry to date into the European waste and renewable energy markets, is being developed and will be owned by Dublin Waste to Energy Limited, which is co-owned by us and DONG Energy Generation A/S. As part of the transaction, we purchased a controlling stake in Dublin Waste to Energy Limited. Under the Dublin project agreements, several customary conditions must be satisfied before construction can begin, including the issuance of all required licenses and permits. The permitting process is underway and construction is expected to commence in late 2008.

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

Business Segments

Our reportable segments are Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

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

International

We have ownership interest in and/or operate facilities internationally, including independent power production facilities in the Philippines, Bangladesh and India where we generate electricity by combusting coal, natural gas and heavy fuel-oil, and energy-from-waste facilities in China and Italy. We receive revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

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

Seasonal Effects

Our quarterly operating income from domestic and international operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We typically conduct scheduled maintenance periodically each year, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expenses and receive less revenue until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period is typically more extensive than scheduled maintenance conducted during the fall. As a result, we typically incur the highest maintenance expense in the first half of the year. Given these factors, we typically experience lower operating income from our projects during the first six months of each year and higher operating income during the second six months of each year.

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

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenues, expenses and certain other items was affected by several factors. Our Linan coal facility located in China was sold in September 2007 and was not included as a consolidated subsidiary since its disposition date. As outlined above under Acquisitions and Business Development, our acquisition and business development initiatives in 2007 resulted in various additional projects which increased comparative 2008 revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below. The following general discussions should be read in conjunction with the condensed consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report.

Consolidated Results of Operations — Comparison of Results for the Three Months Ended March 31, 2008 vs. Results for the Three Months Ended March 31, 2007

	For the
	Three Months Ended		Increase
	March 31,		(Decrease)
	2008	2007	2008 vs 2007
	(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$388,766	$330,209	$58,557
Total operating expenses	358,001	321,929	36,072

Operating income	30,765	8,280	22,485

OTHER INCOME (EXPENSE):
Investment income	1,640	5,184	(3,544)
Interest expense	(13,720)	(21,260)	(7,540)
Loss on extinguishment of debt	—	(32,006)	(32,006)

Total other expenses	(12,080)	(48,082)	(36,002)

Income (loss) before income tax (expense) benefit, minority interests and equity in net income from unconsolidated investments	18,685	(39,802)	58,487
Income tax (expense) benefit	(7,536)	18,176	25,712
Minority interests	(1,869)	(1,398)	(471)
Equity in net income from unconsolidated investments	5,492	5,106	386

NET INCOME (LOSS)	$14,772	$(17,918)	32,690

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	153,165	151,476	1,689

Diluted	154,572	151,476	3,096

EARNINGS PER SHARE:
Basic	$0.10	$(0.12)	$0.22

Diluted	$0.10	$(0.12)	$0.22

Operating Income

Operating revenues increased by $58.6 million primarily due to increased waste and service revenues at our energy-from-waste facilities and additional revenues from new businesses acquired during 2007 in the Domestic segment as discussed below. Operating revenues also increased due to increased demand from the electricity offtaker and resulting higher electricity generation at our Indian facilities in the International segment.

Operating expenses increased by $36.1 million primarily due to increased plant operating expenses resulting from increased plant maintenance activities, escalating costs in fuel and materials, and additional operating costs from new businesses acquired during 2007 in the Domestic segment as discussed below. In the International segment, operating expenses increased as a result of increased plant operating expenses primarily due to increased demand from the electricity offtaker and resulting higher generation at our Indian facilities. Operating expenses for the three months ended March 31, 2007 include a write-down of assets related to a fire at our SEMASS energy-from-waste facility on March 31, 2007.

Additional detail related to operating revenues and operating expenses is provided in the reported Domestic and International segment discussions below.

Other Components of Net Income

Total investment income decreased by $3.5 million primarily due to lower invested cash balances and lower interest rates.

Interest expense decreased by $7.5 million primarily due to lower loan balances and lower interest rates resulting from the 2007 recapitalization. As a result of the recapitalization in the first quarter of 2007, we recognized a loss on extinguishment of debt charge of approximately $32.0 million, pre-tax. See Note 6. Changes in Capitalization of the Notes to the Condensed Consolidated Financial Statements for additional information.

Income tax expense increased by $25.7 million due to the absence of both the write-down of assets related to SEMASS and the loss on extinguishment of debt which occurred during the three months ended March 31, 2007, combined with increased pre-tax income resulting from increased waste and service revenues at our energy-from-waste facilities and additional revenues from new businesses acquired during 2007.

Domestic Results of Operations — Comparison of Results for the Three Months Ended March 31, 2008 vs. Results for the Three Months Ended March 31, 2007

	For the
	Three Months Ended		Increase
	March 31,		(Decrease)
	2008	2007	2008 vs 2007
	(Unaudited, in thousands)

Waste and service revenues	$216,819	$197,882	$18,937
Electricity and steam sales	91,090	74,894	16,196
Other operating revenues	15,375	14,979	396

Total operating revenues	323,284	287,755	35,529

Plant operating expenses	205,294	170,461	34,833
Depreciation and amortization expense	46,157	46,005	152
Net interest expense on project debt	12,110	13,085	(975)
General and administrative expenses	19,618	19,931	(313)
Write-down of assets	—	18,266	(18,266)
Other operating expense	14,751	14,772	(21)

Total operating expenses	297,930	282,520	15,410

Operating income	$25,354	$5,235	20,119

Operating Revenues

Variances in revenues for the domestic segment are as follows (in millions):

	Domestic Segment Operating Revenue Variances
	Existing	New
	Business	Business(A)	Total

Waste and service revenues
Service fee	$2.4	$0.2	$2.6
Tip fee	2.5	9.4	11.9
Recycled metal	4.3	0.1	4.4

Total waste and service revenues	9.2	9.7	18.9
Electricity and steam sales	6.0	10.2	16.2
Other operating revenues	0.4	—	0.4

Total operating revenues	$15.6	$19.9	$35.5

(A)	New Business is defined as businesses acquired after March 31, 2007.

•	Revenues from Service Fee arrangements for existing business increased primarily due to contractual escalations, partially offset by lower revenues earned explicitly to service project debt of $1.5 million.
•	Revenues from Tip Fee arrangements for existing business increased primarily due to increased waste volume handled.
•	Recycled metal revenues increased due to higher pricing for scrap metal and increased volume of metal recovered for sale.

•	Electricity and steam sales for existing business increased due to higher energy rates and higher production.

Operating Expenses

Variances in plant operating expenses for the domestic segment are as follows (in millions):

	Domestic Segment Plant Operating Expense Variances
	Existing	New
	Business	Business(A)	Total

Total plant operating expenses	$17.5	$17.3	$34.8

(A)	New Business is defined as businesses acquired after March 31, 2007.

Existing business plant operating expenses increased by $17.5 million primarily due to increased plant maintenance and cost escalations.

Net interest expense on project debt decreased by $1.0 million primarily due to lower project debt balances.

On March 31, 2007, our SEMASS energy-from-waste facility experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $18.3 million, pre-tax, in the first quarter of 2007, which represented a preliminary estimate of the net book value of the assets destroyed. During the year ended December 31, 2007, we reduced the impairment recorded to $17.3 million, pre-tax, based upon additional analysis as the facility was being restored. The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We cannot predict the timing of when we will receive the proceeds under such policies. During the year ended December 31, 2007, we recorded insurance recoveries of $17.3 million related to repair and reconstruction, $2.7 million related to clean-up costs and $2.0 million related to business interruption losses. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to operating expenses where such recoveries relate to other costs or business interruption losses.

International Results of Operations — Comparison of Results for the Three Months Ended March 31, 2008 vs. Results for the Three Months Ended March 31, 2007

	For the
	Three Months Ended		Increase
	March 31,		(Decrease)
	2008	2007	2008 vs 2007
	(Unaudited, in thousands)

Waste and service revenues	$804	$1,029	$(225)
Electricity and steam sales	61,975	38,772	23,203

Total operating revenues	62,779	39,801	22,978

Plant operating expenses	53,717	31,546	22,171
Depreciation and amortization expense	2,405	2,027	378
Net interest expense on project debt	1,651	1,520	131
General and administrative expenses	3,790	1,371	2,419
Other operating income	(4,622)	(166)	4,456

Total operating expenses	56,941	36,298	20,643

Operating income	$5,838	$3,503	2,335

Variances in revenues and plant operating expenses for the international segment are as follows (in millions):

	International Segment
	Operating Revenue	Plant Operating Expense
	Variances	Variances

Indian facilities energy sales	$24.8	$23.4
Yanjiang steam sales	0.8	0.9
Sale of Linan facility	(2.4)	(2.4)
Other	(0.2)	0.3

Total	$23.0	$22.2

The increase in revenues and plant operating expenses under energy contracts at both Indian facilities resulted primarily from increased demand from the electricity offtaker and resulting higher electricity generation. The increase in revenues and plant operating expenses from the Yanjiang facility in China resulted from higher steam sales. The decrease in revenues and plant operating expenses resulted from the sale of the Linan facility in China during the third quarter of 2007.

General and administrative expenses increased by $2.4 million primarily due to increased litigation expense associated with an insurance claim, normal wage and benefit escalations and additional business development spending.

Other operating income increased by $4.5 million primarily due to insurance recoveries associated with a facility in China which was sold in 2006.

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

Additionally, as of March 31, 2008, we had available credit for liquidity of $274.2 million under the Revolving Loan Facility (as defined below) and unrestricted cash of $124.4 million.

Our projected contractual obligations are consistent with amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Loan Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.

2007 Recapitalization

During the first quarter of 2007, we completed a comprehensive recapitalization utilizing a series of equity and debt financings including the following transactions:

•	the refinancing of our previously existing credit facilities with new credit facilities, comprised of a $300 million revolving credit facility, a $320 million funded letter of credit facility, and a $650 million term loan (collectively referred to as the “Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, from which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.8 million aggregate principal amount of Debentures, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer and redemptions, of approximately $611.9 million in aggregate principal amount of outstanding notes previously issued by certain of our intermediate subsidiaries. We completed our tender offer and redemptions for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. The remaining $7.5 million of the outstanding notes were redeemed in April 2007 and September 2007.

As a result of the recapitalization, we recognized a loss on extinguishment of debt of approximately $32.0 million, pre-tax, which was comprised of the write-down of deferred financing costs, tender premiums paid for the intermediate subsidiary debt, and a call premium paid in connection with previously existing financing arrangements. These amounts were partially offset by the write-down of unamortized premiums relating to the intermediate subsidiary debt and a gain associated with the settlement of our interest rate swap agreements.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 6. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, we were in compliance with the covenants under the Credit Facilities.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.25 to 1.00 for the four quarter period ended March 31, 2008, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges. The maximum Covanta Energy leverage ratio allowed under the Credit Facilities adjusts in future periods as follows:

•	4.25 to 1.00 for each of the four quarter periods ended June 30 and September 30, 2008;
•	4.00 to 1.00 for each of the four quarter periods ended December 31, 2008, March 31, June 30 and September 30, 2009;
•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;
•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and

•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Sources and Uses of Cash Flow for the Three Months Ended March 31, 2008 and 2007:

	For the
	Three Months Ended		Increase
	March 31,		(Decrease)
	2008	2007	2008 vs 2007
	(Unaudited, in thousands)

Net cash provided by operating activities	$49,473	$56,490	$(7,017)
Net cash used in investing activities	(32,750)	(10,290)	22,460
Net cash used in financing activities	(42,004)	(140,070)	(98,066)
Effect of exchange rate changes on cash and cash equivalents	269	105	164

Net decrease in cash and cash equivalents	$(25,012)	$(93,765)	(68,753)

During the first quarter of 2008, we revised our presentation of the condensed consolidated statements of cash flows to present changes in restricted funds held in trust relating to operating activities as a component of cash flow from operating activities and changes in restricted funds held in trust relating to financing activities (debt principal repayments) as a component of cash flow from financing activities; previously we included all changes in restricted funds held in trust as a component of cash flow from financing activities. We have reclassified the net increase in cash flows from operating activities from the financing activities section of the condensed consolidated statements of cash flows to conform to our current period presentation, as this amount was not material for the three months ended March 31, 2007.

Net cash provided by operating activities for the three months ended March 31, 2008 was $49.5 million, a decrease of $7.0 million from the prior year period. The decrease was primarily due to the timing of working capital.

Net cash used in investing activities for the three months ended March 31, 2008 was $32.8 million, an increase of $22.5 million from the prior year period. The increase was primarily due to higher purchases of property, plant and equipment of $19.9 million which consisted of higher maintenance capital expenditures in the three months ended March 31, 2008 compared to the prior year, $7.5 million of refurbishment expenditures for the two biomass facilities acquired in 2007, and $1.2 million relating to rebuilding the SEMASS facility. Other factors included net investment activities of $4.3 million, partially offset by property insurance proceeds of $3.5 million related to the fire at our SEMASS energy-from-waste facility.

Net cash used in financing activities for the three months ended March 31, 2008 was $42.0 million, a decrease of $98.1 million from the prior year period. This decrease was primarily due to the 2007 recapitalization. The net proceeds from refinancing the previously existing credit facilities with the New Credit Facilities was $5.6 million, net of transaction fees. Proceeds of approximately $364.4 million and $136.6 million, each net of underwriting discounts and commissions, were received during the three months ended March 31, 2007 related to underwritten public offerings of Debentures and common stock, respectively. The combination of the proceeds from the public offerings of Debentures and common stock and approximately $130.0 million in cash and restricted cash (available for use as a result of the recapitalization) were utilized for the repayment, by means of a tender offer, of approximately $604.4 million in principal amount of outstanding notes previously issued by certain intermediate subsidiaries.

Project Debt

Domestic Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments and Contingencies. Certain subsidiaries had recourse liability for project debt which is recourse to Covanta ARC LLC, but is non-recourse to us, which as of March 31, 2008 aggregated to $251.2 million.

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

Other Commitments and Contingencies

Other commitments as of March 31, 2008 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$377,214	$55,535	$321,679
Surety bonds	61,981	—	61,981

Total other commitments — net	$439,195	$55,535	$383,660

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

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, see Note 6. Changes in Capitalization of the Notes to the Consolidated Financial Statements included in our Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2007.

We have issued or are party to performance guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate certain domestic and international energy and waste facilities, and one domestic water facility. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain financing for a project. With respect to our domestic and international businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees on our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be material. To date, we have not incurred material liabilities under such performance guarantees, either on domestic or international projects.

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended March 31, 2008 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Management believes there have been no material changes during the three months ended March 31, 2008 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2008. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our system of internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There have been no material changes during the three months ended March 31, 2008 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: April 23, 2008