Form 10-Q
period 2008-06-30
COVANTA HOLDING CORP
filed 2008-07-29
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at July 22, 2008

Common Stock, $0.10 par value	154,280,160 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$242,689	$218,040	$460,312	$416,951
Electricity and steam sales	163,832	126,815	316,897	240,481
Other operating revenues	16,475	10,285	34,553	27,917

Total operating revenues	422,996	355,140	811,762	685,349

OPERATING EXPENSES:
Plant operating expenses	238,608	199,561	497,619	401,568
Depreciation and amortization expense	51,590	48,436	100,164	96,479
Net interest expense on project debt	13,776	13,886	27,537	28,491
General and administrative expenses	23,135	20,029	47,289	42,221
Write-down of assets, net of insurance recoveries	—	(13,341)	—	4,925
Other operating expenses	19,358	9,357	31,859	26,173

Total operating expenses	346,467	277,928	704,468	599,857

Operating income	76,529	77,212	107,294	85,492

Other income (expense):
Investment income	1,052	1,819	2,692	7,003
Interest expense	(11,563)	(14,718)	(25,283)	(35,978)
Loss on extinguishment of debt	—	—	—	(32,006)

Total other expenses	(10,511)	(12,899)	(22,591)	(60,981)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	66,018	64,313	84,703	24,511
Income tax expense	(26,260)	(28,822)	(33,796)	(10,646)
Minority interests	(2,225)	(2,091)	(4,094)	(3,489)
Equity in net income from unconsolidated investments	7,320	4,316	12,812	9,422

NET INCOME	$44,853	$37,716	$59,625	$19,798

Weighted Average Common Shares Outstanding:
Basic	153,387	152,983	153,276	152,234

Diluted	154,848	154,307	154,710	153,603

Earnings Per Share:
Basic	$0.29	$0.25	$0.39	$0.13

Diluted	$0.29	$0.24	$0.39	$0.13

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$143,706	$149,406
Marketable securities available for sale	300	2,495
Restricted funds held in trust	207,320	187,951
Receivables (less allowances of $3,926 and $4,353)	252,857	252,114
Unbilled service receivables	55,852	59,232
Deferred income taxes	59,904	29,873
Prepaid expenses and other current assets	112,411	113,927

Total Current Assets	832,350	794,998
Property, plant and equipment, net	2,595,105	2,620,507
Investments in fixed maturities at market (cost: $21,640 and $26,338)	21,384	26,260
Restricted funds held in trust	200,683	191,913
Unbilled service receivables	51,255	56,685
Waste, service and energy contracts, net	246,384	268,353
Other intangible assets, net	85,431	88,954
Goodwill	127,763	127,027
Investments in investees and joint ventures	96,281	81,248
Other assets	120,500	112,554

Total Assets	$4,377,136	$4,368,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$6,776	$6,898
Current portion of project debt	191,885	195,625
Accounts payable	35,494	29,916
Deferred revenue	20,947	25,114
Accrued expenses and other current liabilities	208,254	234,000

Total Current Liabilities	463,356	491,553
Long-term debt	1,009,295	1,012,534
Project debt	1,016,801	1,084,650
Deferred income taxes	487,638	440,723
Waste and service contracts	121,118	130,464
Other liabilities	151,374	141,740

Total Liabilities	3,249,582	3,301,664

Commitments and Contingencies (Note 14)

Minority Interests	39,269	40,773

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 154,788 and 154,281 shares; outstanding 154,280 and 153,922 shares)	15,479	15,428
Additional paid-in capital	769,814	765,287
Accumulated other comprehensive income	14,339	16,304
Accumulated earnings	288,704	229,079
Treasury stock, at par	(51)	(36)

Total Stockholders’ Equity	1,088,285	1,026,062

Total Liabilities and Stockholders’ Equity	$4,377,136	$4,368,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$59,625	$19,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	100,164	96,479
Write-down of assets, net of insurance recoveries	—	4,925
Loss on extinguishment of debt	—	32,006
Amortization of long-term debt deferred financing costs	1,856	1,704
Amortization of debt premium and discount	(5,547)	(7,689)
Stock-based compensation expense	8,061	6,407
Equity in net income from unconsolidated investments	(12,812)	(9,422)
Dividends from unconsolidated investments	15,668	7,194
Minority interests	4,094	3,489
Deferred income taxes	16,363	(1,789)
Other, net	6,606	784
Change in restricted funds held in trust	(14,992)	3,049
Change in working capital, net of effects of acquisitions	(18,709)	(11,348)

Net cash provided by operating activities	160,377	145,587

INVESTING ACTIVITIES:
Purchase of equity interest	(18,503)	(10,253)
Acquisition of businesses, net of cash acquired	(20,128)	(7,439)
Proceeds from the sale of investment securities	18,177	9,575
Purchase of investment securities	(11,106)	—
Purchase of property, plant and equipment	(53,764)	(43,016)
Property insurance proceeds	6,315	7,341
Other, net	(1,146)	233

Net cash used in investing activities	(80,155)	(43,559)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	—	135,757
Proceeds from the exercise of options for common stock, net	221	111
Proceeds from borrowings on long-term debt	—	949,907
Financings of insurance premiums, net	(6,911)	—
Proceeds from borrowings on project debt	4,102	3,389
Principal payments on long-term debt	(3,361)	(1,160,385)
Principal payments on project debt	(65,164)	(65,489)
Payments of long-term debt deferred financing costs	—	(18,324)
Payments of tender premiums on debt extinguishment	—	(32,759)
Decrease in holding company restricted funds	—	6,660
(Increase) decrease in restricted funds held in trust	(11,174)	4,766
Distributions to minority partners	(3,746)	(4,578)

Net cash used in financing activities	(86,033)	(180,945)

Effect of exchange rate changes on cash and cash equivalents	111	337

Net decrease in cash and cash equivalents	(5,700)	(78,580)
Cash and cash equivalents at beginning of period	149,406	233,442

Cash and cash equivalents at end of period	$143,706	$154,862

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.

Organization

We are a leading developer, owner and operator of infrastructure for the conversion of waste to energy (known as “energy-from-waste”), as well as other waste disposal and renewable energy production businesses in the Americas, Europe and Asia. We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the Americas.

We own, have equity investments in, and/or operate 58 energy generation facilities, 48 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, four landfills, and several waste transfer stations. We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

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

During the first quarter of 2008, we revised our presentation of the condensed consolidated statements of cash flows to present changes in restricted funds held in trust relating to operating activities as a component of cash flow from operating activities and changes in restricted funds held in trust relating to financing activities (debt principal repayments) as a component of cash flow from financing activities; previously we included all changes in restricted funds held in trust as a component of cash flow from financing activities. For the six months ended June 30, 2007, we have reclassified the presentation of the changes in restricted funds held related to operating and financing activities, although not material, to conform to the presentation on the condensed consolidated statements of cash flows.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt should be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component should be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability, net of deferred taxes. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the debt. FSP APB 14-1, effective for us on January 1, 2009 for our convertible debentures, requires retrospective application for all periods presented, and does not grandfather existing instruments. We estimate that the pre-tax increase in non-cash interest expense to be recognized on our condensed consolidated financial statements using a 7.25% discount rate, our nonconvertible debt borrowing rate at the date of the bond’s issuance, would be as follows (in millions):

	2007	2008	2009	2010	2011	2012-2027	Total

Pre-tax increase in non-cash interest expense	$5.2	$6.1	$6.5	$7.0	$7.6	$213.9	$246.3

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us on January 1, 2009. Although we do not currently expect the adoption of SFAS 161 to result in additional financial reporting disclosures, we are continuing to assess the potential disclosure effects of SFAS 161.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 was effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS 157 for one year for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of SFAS 157 on January 1, 2008 had no impact on our financial position, results of operations, cash flows or earnings per share. Our investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation; other securities in the over-the-counter market and listed securities for which no sale was reported on the date are stated at the last quoted bid price.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	As of	Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Marketable securities available for sale	$300	$300	$—	$—
Investments in fixed maturities at market	21,384	21,384	—	—
Derivatives — Contingent interest feature of the Convertible Debentures (See Note 12)	0	—	0	—

Total	$21,684	$21,684	$0	$—

Note 3.	Acquisitions and Business Development

Our growth strategy includes the acquisition of waste and energy related businesses located in markets with significant growth opportunities, as well as the development of new projects and expansion of existing projects. Acquisitions are accounted for under the purchase method of accounting. The results of operations reflect the period of ownership of the acquired businesses and business development projects. The acquisitions in the section below are not material to our unaudited condensed consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented.

Domestic

Tulsa Energy-from-Waste Facility

On June 2, 2008, we acquired an energy-from-waste facility in Tulsa, Oklahoma from The CIT Group/Equipment Financing, Inc. for cash consideration of approximately $12.7 million. The design capacity of the facility is 1,125 tons per day (“tpd”) of waste and gross electric capacity of 16.5 megawatts (“MW”). This facility was shut down by the prior owner in the summer of 2007 and we are planning to return two of the facility’s three boilers to service before the end of 2008, and return its third boiler to service during 2009.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Peabody Landfill

On May 20, 2008, we acquired a landfill for the disposal of ash in Peabody, Massachusetts from Peabody Monofill Associates, Inc. and others for cash consideration of approximately $7.4 million.

Harrisburg Energy-from-Waste Facility

In February 2008, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we have a right of first refusal to purchase the facility. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg. As of June 30, 2008, we have advanced $1.0 million under this funding arrangement.

Massachusetts Energy-From-Waste Facilities and Transfer Stations

On October 1, 2007, we acquired the operating businesses of EnergyAnswers Corporation for cash consideration of approximately $41 million. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 tpd energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Approximately 75% of waste revenues are contracted for at these facilities. We subsequently sold certain assets acquired in this transaction for a total consideration of $5.8 million during the fourth quarter of 2007 and the first quarter of 2008. The purchase price allocation included $9.8 million of goodwill.

Westchester Transfer Stations

On October 1, 2007, we acquired two waste transfer stations in Westchester County, New York from Regus Industries, LLC for cash consideration of approximately $7.3 million.

Biomass Energy Facilities

On July 16, 2007, we acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid $51 million in cash plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, which are all located in California. In addition, we invested approximately $8 million prior to December 31, 2007 and $9.7 million during the six months ended June 30, 2008 in capital improvements to significantly increase the facilities’ productivity and improve environmental performance. The purchase price allocation included $23.6 million of goodwill.

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

International

China

On April 2, 2008, our project joint venture with Chongqing Iron & Steel Company (Group) Limited received an award to build, own, operate and transfer an 1,800 tpd energy-from-waste facility for Chengdu Municipality, in Sichuan Province, Peoples Republic of China. On June 25, 2008, the project’s 25 year waste concession agreement was executed. In connection with this project, we invested $17.1 million for a 49% equity interest in the project joint venture. The Chengdu project is expected to commence construction near the end of 2008, and commence operations in 2011.

In December 2007, we entered into a joint venture with Guangzhou Development Power Investment Co., Ltd. through which we intend to develop energy-from-waste projects in Guangdong Province, Peoples Republic of China. We hold a 40% equity interest in the joint venture entity, Guangzhou Development Covanta Environmental Energy Co., Ltd (“GDC Environmental Energy”), and on June 6, 2008, we invested $1.5 million in the joint venture.

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

Ireland

On September 6, 2007, we entered into definitive agreements to build, own, operate and transfer a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which is co-owned by us and DONG Energy Generation A/S. As part of the transaction, we purchased a controlling stake in Dublin Waste to Energy Limited. Project construction, which is expected to start in late 2008, is estimated to cost approximately 300 million euros and is expected to require 36 months to complete. Dublin Waste to Energy Limited has a 25-year tip fee type contract to provide disposal service for approximately 320,000 metric tons of waste annually. The project is expected to sell electricity into the local electricity grid under short-term arrangements. We, along with DONG Energy Generation A/S, have committed to provide financing for all phases of the project; however, we expect that numerous project financing structures will be available once the initial development phase is complete.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$44,853	$37,716	$59,625	$19,798

Basic earnings per share:
Weighted average basic common shares outstanding	153,387	152,983	153,276	152,234

Basic earnings per share	$0.29	$0.25	$0.39	$0.13

Diluted earnings per share:
Weighted average basic common shares outstanding	153,387	152,983	153,276	152,234
Stock options	745	651	682	636
Restricted stock	716	673	752	733
Convertible debentures	—	—	—	—

Weighted average diluted common shares outstanding	154,848	154,307	154,710	153,603

Diluted earnings per share	$0.29	$0.24	$0.39	$0.13

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	300	1,785	300	1,785

Restricted stock awards excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—	—

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. As of June 30, 2008, the Debentures did not have a dilutive effect on earnings per share.

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

We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively. The results of our reportable segments are as follows (in thousands):

	Reportable Segments
	Domestic	International	All Other(1)	Total

Three Months Ended June 30, 2008:
Operating revenues	$350,729	$69,152	$3,115	$422,996
Operating income (loss)	73,553	3,506	(530)	76,529
Three Months Ended June 30, 2007:
Operating revenues	$300,604	$52,008	$2,528	$355,140
Operating income (loss)	73,080	4,820	(688)	77,212
Six Months Ended June 30, 2008:
Operating revenues	$674,013	$131,931	$5,818	$811,762
Operating income (loss)	98,907	9,344	(957)	107,294
Six Months Ended June 30, 2007:
Operating revenues	$588,359	$91,809	$5,181	$685,349
Operating income (loss)	78,315	8,323	(1,146)	85,492

(1)	All other is comprised of our insurance subsidiaries’ operations.

Note 6.	Changes in Capitalization

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	June 30,	December 31,
	2008	2007

1.00% Senior Convertible Debentures due 2027	$373,750	$373,750
Term loan due 2014	641,875	645,125
Other long-term debt	446	557

Total	1,016,071	1,019,432
Less: current portion	(6,776)	(6,898)

Total long-term debt	$1,009,295	$1,012,534

Short-Term Liquidity

As of June 30, 2008, we had available credit for liquidity as follows (in thousands):

			Outstanding Letters
	Total		of Credit as of	Available as of
	Available		June 30,	June 30,
	Under Facility	Maturing	2008	2008

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$312,007	$7,993

(1)	Up to $200 million of which may be utilized for letters of credit.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Recapitalization

During the first quarter of 2007, we completed a comprehensive recapitalization utilizing a series of equity and debt financings including the following transactions:

•	the refinancing of our previously existing credit facilities with new credit facilities, comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”);

•	an underwritten public offering of 6.118 million shares of our common stock, from which we received proceeds of approximately $136.6 million, net of underwriting discounts and commissions;

•	an underwritten public offering of approximately $373.8 million aggregate principal amount of Debentures, from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions; and

•	the repayment, by means of a tender offer and redemptions, of approximately $611.9 million in aggregate principal amount of outstanding notes previously issued by certain of our intermediate subsidiaries. We completed our tender offer and redemptions for approximately $604.4 million in aggregate principal amount of outstanding notes on February 22, 2007. The remaining $7.5 million of the outstanding notes were redeemed in April 2007 and September 2007.

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

Credit Facilities

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants. We were in compliance with all required covenants as of June 30, 2008.

Stockholders’ Equity

During the six months ended June 30, 2008, we granted 491,336 restricted stock awards and 250,000 options to purchase our common stock. See Note 11. Stock-Based Compensation.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Comprehensive income, net of income taxes:
Net income	$44,853	$37,716	$59,625	$19,798
Foreign currency translation	(2,281)	2,199	(1,254)	2,633
SFAS 158 unrecognized net loss	(170)	53	(339)	53
Net unrealized (gain) loss on available-for-sale securities	(302)	20	(372)	237
Net realized gain on derivative instruments	—	—	—	(2,125)

Net comprehensive (loss) income adjustments	(2,753)	2,272	(1,965)	798

Comprehensive income	$42,100	$39,988	$57,660	$20,596

Note 8.	Income Taxes

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

We currently estimate our annual effective tax rate, including discrete items, for the year ended December 31, 2008 to be approximately 39.9%. We review the annual effective tax rate on a quarterly basis as projections are revised. The effective income tax rate was 39.9% and 43.4% for the six months ended June 30, 2008 and 2007, respectively. The liability for uncertain tax positions, exclusive of interest and penalties, was $26.7 million and $25.4 million as of June 30, 2008 and December 31, 2007, respectively. No material additional liabilities were recorded for uncertain tax positions during the six months ended June 30, 2008. Included in the balance of unrecognized tax benefits as of June 30, 2008 are potential benefits of $3.4 million that, if recognized, would impact the effective tax rate.

We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). For the three months ended June 30, 2008 and 2007, we recognized $0.4 million and $0.3 million, respectively and for the six months ended June 30, 2008 and 2007, we recognized $0.7 million and $0.5 million, respectively of interest and penalties on uncertain tax positions. As of June 30, 2008 and December 31, 2007, we had accrued interest and penalties associated with unrecognized tax benefits of $8.3 million and $7.6 million, respectively.

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

While we cannot predict with certainty what amounts, if any, may be includable in taxable income as a result of the final administration of these grantor trusts, we believe that neither existing arrangements with the California Commissioner of Insurance nor the final administration by the Missouri Director of Insurance will result in a material reduction in available NOLs. In connection with the continued administration of the trust estates and implementation of arrangements with us, the California Commissioner has received court approvals, and may receive additional approvals during 2008, that may result in additional tax deduction or NOLs, which may be material, becoming available to us.

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

For further information, refer to Note 9. Income Taxes of the Notes to the Consolidated Financial Statements included in our Form 10-K.

Note 9.	Supplementary Information

Operating Revenues

The components of waste and service revenues are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Waste and service revenues unrelated to project debt	$218,965	$193,186	$412,829	$366,572
Revenue earned explicitly to service project debt-principal	17,167	17,290	34,364	34,580
Revenue earned explicitly to service project debt-interest	6,557	7,564	13,119	15,799

Total waste and service revenues	$242,689	$218,040	$460,312	$416,951

Under some of our service agreements, we bill municipalities fees to service project debt (principal and interest). The amounts billed are based on the actual principal amortization schedule for the project bonds. Regardless of the amounts billed to client communities relating to project debt principal, we recognize revenue earned explicitly to service project debt principal on a levelized basis over the term of the applicable agreement. In the beginning of the agreement, principal billed is less than the amount of levelized revenue recognized related to principal and we record an unbilled service receivable asset. At some point during the agreement, the amount we bill will exceed the levelized revenue and the unbilled service receivable begins to reduce, and ultimately becomes nil at the end of the contract.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the final year(s) of a contract, cash is utilized from debt service reserve accounts to pay remaining principal amounts due to project bondholders and such amounts are no longer billed to or paid by municipalities. Generally, therefore, in the last year of the applicable agreement, little or no cash is received from municipalities relating to project debt, while our levelized service revenue continues to be recognized until the expiration date of the term of the agreement.

Our independent power production facilities in India generate electricity and steam explicitly for specific purchasers and as such, these agreements are considered lease arrangements. Electricity and steam sales included lease income from our international business of $59.0 million and $42.2 million for the three months ended June 30, 2008 and 2007, respectively, and $113.1 million and $72.4 million for the six months ended June 30, 2008 and 2007, respectively.

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $15.3 million and $13.3 million for the three months ended June 30, 2008 and 2007, respectively, and $31.7 million and $29.1 million for the six months ended June 30, 2008 and 2007, respectively.

Amortization of waste, service and energy contracts

The vast majority of our waste, service and energy contracts were valued in March 2004 and June 2005 related to the acquisitions of Covanta Energy and ARC Holdings, respectively. These intangible assets and liabilities were recorded using then-available information at their estimated fair market values based upon discounted cash flows. The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of June 30, 2008 included or expected to be included in our statement of income for each of the years indicated (in thousands):

	Waste, Service and
	Energy Contracts	Waste and Service
	(Amortization	Contracts
	Expense)	(Contra-Expense)

Six Months ended June 30, 2008	$22,730	$(6,476)

Remainder of 2008	$23,023	$(6,561)
2009	42,302	(13,178)
2010	29,864	(12,721)
2011	26,740	(12,408)
2012	24,647	(12,413)
Thereafter	99,808	(63,837)

Total	$246,384	$(121,118)

SEMASS Fire

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $18.3 million, pre-tax, in the first quarter of 2007, which represented a preliminary estimate of the net book value of the damaged assets. During the year ended December 31, 2007, we reduced the impairment recorded by $1.0 million, pre-tax, based upon additional analysis as the facility was being restored.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We recorded $5.2 million in the second quarter of 2008 upon receipt of cash proceeds of $7.2 million in settlement of our business interruption claim. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to plant operating expenses where such recoveries relate to other costs or business interruption losses. We recorded insurance recoveries as follows (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Repair and reconstruction (reduction to Write-down of assets)	$—	$13.3	$—	$13.3
Clean-up costs (reduction to Plant operating expenses)	$—	$2.7	$—	$2.7
Business interruption losses (reduction to Plant operating expenses)	$5.2	$—	$5.2	$—

During the second half of 2007, we recorded additional insurance recoveries of $4.0 million related to repair and reconstruction and $2.0 million related to business interruption losses.

Other operating expenses

The components of other operating expenses are as follows (in thousands):

	Other Operating Expenses
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Construction costs	$12,110	$7,685	$25,267	$21,831
Insurance subsidiary operating expenses	3,417	2,429	5,788	4,640
Insurance recoveries	(21)	(78)	(3,769)	(78)
Foreign exchange loss (gain)	493	(858)	(4)	(1,073)
Other	3,359	179	4,577	853

Total other operating expenses	$19,358	$9,357	$31,859	$26,173

Note 10.	Benefit Obligations

Pension and Other Benefit Obligations

The components of net periodic benefit costs are as follows (in thousands):

	Pension Benefits				Other Post-Retirement Benefits
	For the Three		For the Six		For the Three		For the Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1,176	1,145	2,352	2,291	137	192	274	384
Expected return on plan assets	(1,182)	(1,107)	(2,364)	(2,215)	—	—	—	—
Amortization of actuarial (gain) loss	(131)	—	(262)	—	(39)	27	(77)	53

Net periodic benefit cost	$(137)	$38	$(274)	$76	$98	$219	$197	$437

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

Substantially all of our domestic employees are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $2.7 million and $2.5 million for the three months ended June 30, 2008 and 2007, respectively and $6.9 million and $6.5 million for the six months ended June 30, 2008 and 2007, respectively.

Note 11.	Stock-Based Compensation

Compensation expense related to our stock-based payment awards totaled $4.4 million and $8.1 million during the three and six months ended June 30, 2008, respectively, and $4.4 million and $6.4 million during the three and six months ended June 30, 2007, respectively.

During the six months ended June 30, 2008, we awarded certain employees 450,836 shares of restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed ten percent forfeiture rate. The terms of the restricted stock awards include two vesting provisions; one based on a performance factor and continued service (applicable to 66% of the award) and one based solely on continued service (applicable to 34% of the award). If all performance and service criteria are satisfied, the awards vest during March of 2009, 2010 and 2011.

On May 1, 2008, in accordance with our existing program for annual director compensation, we awarded 40,500 restricted stock awards under the Directors Plan. We determined that the service vesting condition of the restricted stock awards granted to the directors on May 1, 2008 to be non-substantive and, in accordance with SFAS No. 123 (revised 2004), “Share-Based Payments”, recorded the entire fair value of the award as compensation expense on the grant date.

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

As of June 30, 2008, we had approximately $14.9 million and $8.8 million of unrecognized compensation expense related to our unvested restricted stock awards and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of 2.0 years for our unvested restricted stock awards and 3.9 years for our unvested stock options.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Interest

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of Senior Convertible Debentures. The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007, and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and the fair market value for the embedded derivative was zero as of June 30, 2008.

Note 13.	Related-Party Transactions

We are party to an agreement with Quezon Power, Inc. (“Quezon”), in which we hold a 26% equity investment, where we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statement of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the three months ended June 30, 2008 and 2007, we collected $11.2 million and $10.7 million, respectively, and for the six months ended June 30, 2008 and 2007, we collected $20.2 million and $18.0 million, respectively, for the operation and maintenance of the facility. As of June 30, 2008 and December 31, 2007, the net amount due to Quezon was $5.4 million and $1.1 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

Other Matters

Other commitments as of June 30, 2008 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$320,431	$60,289	$260,142
Surety bonds	61,981	—	61,981

Total other commitments — net	$382,412	$60,289	$322,123

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

We have issued or are party to performance guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate domestic and international waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain financing for a project. With respect to our domestic and international businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees on our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees, either on domestic or international projects.

Note 15.	Subsequent Event

On July 25, 2008, we entered into a new “tip fee” type contract with the City of Indianapolis for a term of 10 years commencing upon expiration of the existing “service fee” type contract in December 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries. The following discussion addresses our financial condition as of June 30, 2008 and our results of operations for the three and six months ended June 30, 2008, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in the interim unaudited financial statements and notes included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, to which the reader is directed for additional information.

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

OVERVIEW

We are a leading developer, owner and operator of infrastructure for the conversion of waste to energy (known as “energy-from-waste”), as well as other waste disposal and renewable energy production businesses in the Americas, Europe and Asia. We are organized as a holding company and conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the United States.

We own, have equity investments in, and/or operate 58 energy generation facilities, 48 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, four landfills, and several waste transfer stations.

Our mission is to be the world’s leading energy-from-waste company, with a complementary network of renewable energy generation and waste disposal assets. We expect to build value for our stockholders by satisfying our clients’ waste disposal and energy generation needs with safe, reliable and environmentally superior solutions. In order to accomplish this mission and create additional value for our stockholders, we are focused on:

•	providing customers with superior service and effectively managing our existing businesses;
•	generating sufficient cash to meet our liquidity needs and invest in the business; and
•	developing new projects and making acquisitions to grow our business in the Americas, Europe and Asia.

We believe that our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: waste disposal and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: utilizing energy-from-waste reduces greenhouse gas emissions, lowers the risk of groundwater contamination, and conserves land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor to greenhouse gas emissions. As public planners in the Americas, Europe and Asia address their needs for more environmentally sensitive waste disposal and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative.

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

2008 acquisitions and business development

Domestic Business:

•	We entered into a new “tip fee” type contract with the City of Indianapolis for a term of 10 years commencing upon expiration of the existing “service fee” type contract in December 2008.

•	We acquired an energy-from-waste facility in Tulsa, Oklahoma from The CIT Group/Equipment Financing, Inc. for cash consideration of approximately $12.7 million. The design capacity of the facility is 1,125 tons per day (“tpd”) of waste and gross electric capacity of 16.5 megawatts (“MW”). This facility was shut down by the prior owner in the summer of 2007 and we are planning to return two of the facility’s three boilers to service before the end of 2008, and return its third boiler to service during 2009.

•	We acquired a landfill in Peabody, Massachusetts for approximately $7.4 million in cash. We expect to utilize this landfill primarily for disposal of ash from energy-from-waste facilities in the Northeast United States, including those that we own or operate.

International Business:

•	We and Chongqing Iron & Steel Company (Group) Limited have entered into a 25 year contract to build, own, operate and transfer an 1,800 tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, Peoples Republic of China. In connection with this award, we invested $17.1 million for a 49% equity interest in the project joint venture. The Chengdu project is expected to commence construction during 2008 and commence operations in 2011.

2007 acquisitions and business development

Domestic Business:

•	We acquired the operating businesses of EnergyAnswers Corporation (“EnergyAnswers”) for approximately $41 million in cash. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 tpd energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Both energy-from-waste projects have “tip fee” type contracts. Approximately 75% of waste revenues are contracted for at these facilities. In addition, we acquired businesses that include a landfill operation in Springfield, Massachusetts, which is used for ash disposal; and two transfer stations, one in Canaan, New York, permitted to transfer 600 tpd of waste, and the other located at the Springfield energy-from-waste facility, permitted to transfer 500 tpd of waste. We subsequently sold certain assets acquired in this transaction for a total consideration of $5.8 million during the fourth quarter of 2007 and the first quarter of 2008.

•	We acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid $51 million in cash, plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, all located in California’s Central Valley. These facilities added 75 MW to our portfolio of renewable energy plants. In addition, we invested approximately $8 million prior to December 31, 2007, and $9.7 million during the six months ended June 30, 2008 in capital improvements to increase the facilities’ productivity and improve environmental performance.

•	We entered into a new “tip fee” type contract with the Town of Hempstead in New York for a term of 25 years commencing upon expiration of the existing contract in 2009.

•	We acquired two waste transfer stations in Westchester County, New York from Regus Industries, LLC for cash consideration of approximately $7.3 million. These facilities increased our total waste capacity by approximately 1,150 tpd and enhance our portfolio of transfer stations in the Northeast United States.

•	We acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for cash consideration of approximately $7.5 million. This facility increased our total waste capacity by approximately 700 tpd.

•	We completed the expansion and commenced the operation of the expanded energy-from-waste facility located in and owned by Lee County in Florida. We expanded waste processing capacity from 1,200 tpd to 1,836 tpd and increased gross electricity capacity from 36.9 MW to 57.3 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension expiring in 2024.

•	On May 29, 2007, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and have a right of first refusal to purchase the facility. Under the agreement, the term of which commenced February 1, 2008 following satisfaction of certain conditions precedent, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg. As of June 30, 2008, we advanced $1.0 million under this funding arrangement.

•	We designed, constructed, operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County in Florida. In August 2005, we entered into agreements with Hillsborough County to implement an expansion, and to extend the agreement under which we operate the facility to 2027. During 2006, environmental and other project related permits were secured and the expansion construction commenced on December 29, 2006. Completion of the expansion, and commencement of the operation of the expanded project, is expected in 2009.

International Business:

•	We purchased a 40% equity interest in Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, Peoples Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects. Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest in Sanfeng. We paid approximately $10 million in connection with our investment in Sanfeng. We expect to utilize Sanfeng as a key component of our effort to grow our energy-from-waste business in China. We expect to make additional investments as and when Sanfeng is successful in developing additional projects.

•	In December 2007, we entered into a joint venture with Guangzhou Development Power Investment Co., Ltd. through which we intend to develop energy-from-waste projects in Guangdong Province, Peoples Republic of China. We hold a 40% equity interest in the joint venture entity, Guangzhou Development Covanta Environmental Energy Co., Ltd (“GDC Environmental Energy”), and on June 6, 2008, we invested

$1.5 million in this joint venture following receipt of final government approvals. We expect to make additional investments as and when GDC Environmental Energy is successful in developing projects.

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

International

We have ownership interests in and/or operate facilities internationally, including independent power production facilities in the Philippines, Bangladesh and India where we generate electricity by combusting coal, natural gas and heavy fuel-oil, and energy-from-waste facilities in China and Italy. We receive revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

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

We also have 14 energy-from-waste projects where we receive a per-ton fee under contracts for processing waste. We refer to these projects as having a “Tip Fee” structure. At Tip Fee projects, we generally enter into long-term waste disposal contracts for a substantial portion of project disposal capacity and retain all of the energy revenue generated. These Tip Fee service agreements include stated fixed fees earned by us for processing waste up to certain base contractual amounts during specified periods. These Tip Fee service agreements also set forth the per-ton fees that are payable if we accept waste in excess of the base contractual amounts. The waste disposal and energy revenue from these projects is more dependent upon operating performance and, as such, is subject to greater revenue fluctuation to the extent performance levels fluctuate.

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

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenues, expenses and certain other items was affected by several factors. As outlined above under Acquisitions and Business Development, our acquisition and business development initiatives resulted in various additional projects which increased comparative 2008 revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below. The following general discussions should be read in conjunction with the condensed consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report.

Consolidated Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2008 vs. Results for the Three and Six Months Ended June 30, 2007

	For the		For the
	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase/(Decrease)
	2008	2007	2008	2007	Three Month	Six Month
	(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$422,996	$355,140	$811,762	$685,349	$67,856	$126,413
Total operating expenses	346,467	277,928	704,468	599,857	68,539	104,611

Operating income	76,529	77,212	107,294	85,492	(683)	21,802

OTHER INCOME (EXPENSE):
Investment income	1,052	1,819	2,692	7,003	(767)	(4,311)
Interest expense	(11,563)	(14,718)	(25,283)	(35,978)	(3,155)	(10,695)
Loss on extinguishment of debt	—	—	—	(32,006)	—	32,006

Total other expense	(10,511)	(12,899)	(22,591)	(60,981)	(2,388)	(38,390)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	66,018	64,313	84,703	24,511	1,705	60,192
Income tax expense	(26,260)	(28,822)	(33,796)	(10,646)	(2,562)	23,150
Minority interests	(2,225)	(2,091)	(4,094)	(3,489)	134	605
Equity in net income from unconsolidated investments	7,320	4,316	12,812	9,422	3,004	3,390

NET INCOME	$44,853	$37,716	$59,625	$19,798	7,137	39,827

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	153,387	152,983	153,276	152,234	404	1,042

Diluted	154,848	154,307	154,710	153,603	541	1,107

EARNINGS PER SHARE:
Basic	$0.29	$0.25	$0.39	$0.13	$0.04	$0.26

Diluted	$0.29	$0.24	$0.39	$0.13	$0.05	$0.26

Operating Income

Operating revenues increased by $67.9 million and $126.4 million for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to increased waste and energy revenues at our energy-from-waste facilities and additional revenues from new businesses acquired during 2008 and 2007 in the Domestic segment as discussed below. Operating revenues also increased due to increased demand from the electricity offtaker and resulting higher electricity generation at our Indian facilities in the International segment.

Operating expenses increased by $68.5 million and $104.6 million for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to increased plant operating expenses resulting from additional operating and maintenance costs from new businesses acquired during 2008 and 2007 in the Domestic segment as discussed below. Higher fuel costs, which are a pass-thru expense, at our Indian facilities also increased in the International segment. Operating expenses for the six months ended June 30, 2007 include a write-down of assets related to a fire at our SEMASS energy-from-waste facility on March 31, 2007.

Additional detail related to operating revenues and operating expenses is provided in the reported Domestic and International segment discussions below.

Other Components of Net Income

Total investment income decreased by $0.8 million and $4.3 million for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to lower invested cash balances and lower interest rates.

Interest expense decreased by $3.2 million and $10.7 million for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to lower floating interest rates on the Term Loan Facility and lower debt balances and interest rates resulting from the 2007 recapitalization. As a result of the recapitalization in the first quarter of 2007, we recognized a loss on extinguishment of debt charge of approximately $32.0 million, pre-tax. See Note 6. Changes in Capitalization of the Notes to the Condensed Consolidated Financial Statements for additional information.

Income tax expense decreased by $2.6 million for the three months ended June 30, 2008, as compared to the same period in 2007, primarily due to the generation of production tax credits from new businesses acquired, partially offset by increased pre-tax income resulting from increased waste and service revenues at our energy-from-waste facilities and additional revenues from new businesses acquired.

Income tax expense increased by $23.2 million for the six months ended June 30, 2008, as compared to the same period in 2007, due to the absence of both the write-down of assets related to SEMASS and the loss on extinguishment of debt which occurred during the six months ended June 30, 2007, combined with increased pre-tax income resulting from increased waste and service revenues at our energy-from-waste facilities and additional revenues from new businesses acquired.

Equity in net income from unconsolidated investments increased by $3.0 million and $3.4 million for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due the increased cumulative deferred income tax benefit at Quezon Power, Inc. resulting from the weakening of the Philippine peso versus the U.S. dollar.

Domestic Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2008 vs. Results for the Three and Six Months Ended June 30, 2007

	For the		For the
	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase/(Decrease)
	2008	2007	2008	2007	Three Month	Six Month
	(Unaudited, in thousands)

Waste and service revenues	$241,736	$216,997	$458,555	$414,879	$24,739	$43,676
Electricity and steam sales	95,633	75,850	186,723	150,744	19,783	35,979
Other operating revenues	13,360	7,757	28,735	22,736	5,603	5,999

Total operating revenues	350,729	300,604	674,013	588,359	50,125	85,654

Plant operating expenses	180,504	157,567	385,798	328,028	22,937	57,770
Depreciation and amortization expense	49,228	46,155	95,385	92,160	3,073	3,225
Net interest expense on project debt	12,256	12,292	24,366	25,377	(36)	(1,011)
General and administrative expenses	19,664	17,047	39,282	36,978	2,617	2,304
Write-down of assets, net of insurance recoveries	—	(13,341)	—	4,925	13,341	(4,925)
Other operating expense	15,524	7,804	30,275	22,576	7,720	7,699

Total operating expenses	277,176	227,524	575,106	510,044	49,652	65,062

Operating income	$73,553	$73,080	$98,907	$78,315	473	20,592

Operating Revenues

Variances in revenues for the domestic segment are as follows (in millions):

	Domestic Segment Operating Revenue Variances
	Three Months			Six Months
	Existing	New		Existing	New
	Business	Business(A)	Total	Business	Business(B)	Total

Waste and service revenues
Service fee	$0.9	$0.3	$1.2	$3.4	$0.6	$4.0
Tip fee	2.2	9.8	12.0	4.6	19.2	23.8
Recycled metal	10.9	0.6	11.5	15.2	0.7	15.9

Total waste and service revenues	14.0	10.7	24.7	23.2	20.5	43.7
Electricity and steam sales	9.5	10.3	19.8	15.5	20.5	36.0
Other operating revenues	5.6	—	5.6	6.0	—	6.0

Total operating revenues	$29.1	$21.0	$50.1	$44.7	$41.0	$85.7

(A)	This column represents the results of operations for the three months ended June 30, 2008 for businesses acquired after June 30, 2007.

(B)	This column represents the results of operations for the three months ended June 30, 2008 for businesses acquired after June 30, 2007 plus the results of operations for the three months ended March 31, 2008 for businesses acquired after March 31, 2007.

•	Revenues from Service Fee arrangements for existing business increased during the three and six month comparative periods primarily due to contractual escalations, partially offset by lower revenues earned explicitly to service project debt of $1.4 million and $2.9 million for the three and six month comparative periods, respectively.

•	Revenues from Tip Fee arrangements for existing business increased during the three month comparative period by $4.1 million as a result of increased production in part due to the impact of a fire in 2007 at our SEMASS energy-from-waste facility offset by slightly lower pricing. The increase during the six month comparative period was due to increased production in part due to the impact of the fire and an increase in waste volume handled, partially offset by slightly lower pricing.
•	Recycled metal revenues increased during the three and six month comparative periods due to higher pricing for scrap metal and increased volume of metal recovered for sale.
•	Electricity and steam sales for existing business increased during the three and six month comparative periods due to higher energy rates and by $1.9 million as a result of the impact of a fire in 2007 at our SEMASS energy-from-waste facility.
•	Other operating revenues increased during the three and six month comparative periods primarily due to construction revenue.

Operating Expenses

Variances in plant operating expenses for the domestic segment are as follows (in millions):

Domestic Segment Plant Operating Expense Variances
	Three Months			Six Months
	Existing	New		Existing	New
	Business	Business(A)	Total	Business	Business(B)	Total

Total plant operating expenses	$2.7	$20.2	$22.9	$20.3	$37.5	$57.8

(A)	This column represents the results of operations for the three months ended June 30, 2008 for businesses acquired after June 30, 2007.

(B)	This column represents the results of operations for the three months ended June 30, 2008 for businesses acquired after June 30, 2007 plus the results of operations for the three months ended March 31, 2008 for businesses acquired after March 31, 2007.

Existing business plant operating expenses increased by $2.7 million for the three months ended June 30, 2008, as compared to the same period in 2007, primarily due to cost escalations, partially offset by $5.2 million of business interruption insurance recoveries at our SEMASS facility as discussed below. Existing business plant operating expenses increased by $20.3 million for the six months ended June 30, 2008, as compared to the same period in 2007, primarily due to increased plant maintenance and cost escalations, partially offset by $5.2 million of business interruption insurance recoveries at our SEMASS facility as discussed below.

Depreciation and amortization expense increased by $3.1 million and $3.2 million for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to new business.

Net interest expense on project debt decreased by $1.0 million for the six months ended June 30, 2008, as compared to the same period in 2007, primarily due to lower project debt balances.

General and administrative expenses increased by $2.6 million and $2.3 million for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to increased efforts to grow the business.

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $18.3 million, pre-tax, in the first quarter of 2007, which represented a preliminary estimate of the net book value of the damaged assets. During the year ended December 31, 2007, we reduced the impairment recorded by $1.0 million, pre-tax, based upon additional analysis as the facility was being restored.

The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. We recorded $5.2 million in the second quarter of 2008 upon receipt of cash proceeds of $7.2 million in settlement of our business interruption claim. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to plant operating expenses where such recoveries relate to other costs or business interruption losses. We recorded insurance recoveries as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Repair and reconstruction (reduction to Write-down of assets)	$—	$13.3	$—	$13.3
Clean-up costs (reduction to Plant operating expenses)	$—	$2.7	$—	$2.7
Business interruption losses (reduction to Plant operating expenses)	$5.2	$—	$5.2	$—

During the second half of 2007, we recorded additional insurance recoveries of $4.0 million related to repair and reconstruction and $2.0 million related to business interruption losses.

Other operating expenses increased by $7.7 million for both the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to costs related to construction and losses on the retirement of assets. See Note 9. Supplementary Information of the Notes for additional information.

International Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2008 vs. Results for the Three and Six Months Ended June 30, 2007

	For the		For the
	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase/ (Decrease)
	2008	2007	2008	2007	Three Month	Six Month
	(Unaudited, in thousands)

Waste and service revenues	$953	$1,043	$1,757	$2,072	$(90)	$(315)
Electricity and steam sales	68,199	50,965	130,174	89,737	17,234	40,437

Total operating revenues	69,152	52,008	131,931	91,809	17,144	40,122

Plant operating expenses	58,104	41,994	111,821	73,540	16,110	38,281
Depreciation and amortization expense	2,340	2,255	4,745	4,282	85	463
Net interest expense on project debt	1,520	1,594	3,171	3,114	(74)	57
General and administrative expenses	3,264	2,219	7,054	3,590	1,045	3,464
Other operating expense	418	(874)	(4,204)	(1,040)	1,292	(3,164)

Total operating expenses	65,646	47,188	122,587	83,486	18,458	39,101

Operating income	$3,506	$4,820	$9,344	$8,323	(1,314)	1,021

The increases in revenues and plant operating expenses under energy contracts at both Indian facilities resulted primarily from increased demand from the electricity offtaker and resulting higher electricity generation.

General and administrative expenses increased by $1.0 million for the three months ended June 30, 2008, as compared to the same period in 2007, respectively, primarily due to normal wage and benefit escalations and additional efforts to grow the business. General and administrative expenses increased by $3.5 million for the six months ended June 30, 2008, as compared to the same period in 2007, respectively, primarily due to increased litigation expense associated with an insurance claim, normal wage and benefit escalations and additional business development spending.

Other operating expense increased by $1.3 million for the three months ended June 30, 2008, as compared to the same period in 2007, primarily due to a $1.1 million foreign currency exchange loss related to the Madurai facility non-recourse debt. Other operating expense decreased by $3.2 million for the six months ended June 30, 2008, as compared to the same period in 2007, primarily due to insurance recoveries associated with a facility in China which was sold in 2006, partially offset by the foreign currency exchange loss related to the Madurai facility non-recourse debt.

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

Additionally, as of June 30, 2008, we had available credit for liquidity of $300 million under the Revolving Loan Facility (as defined below) and unrestricted cash of $143.7 million.

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

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 6. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, we were in compliance with the covenants under the Credit Facilities.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.25 to 1.00 for the four quarter period ended June 30, 2008, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges. The maximum Covanta Energy leverage ratio allowed under the Credit Facilities adjusts in future periods as follows:

•	4.25 to 1.00 for each of the four quarter periods ended September 30, 2008;

•	4.00 to 1.00 for each of the four quarter periods ended December 31, 2008, March 31, June 30 and September 30, 2009;

•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;

•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and

•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Sources and Uses of Cash Flow for the Six Months Ended June 30, 2008 and 2007:

	For the
	Six Months Ended		Increase
	June 30,		(Decrease)
	2008	2007	2008 vs 2007
	(Unaudited, in thousands)

Net cash provided by operating activities	$160,377	$145,587	$14,790
Net cash used in investing activities	(80,155)	(43,559)	36,596
Net cash used in financing activities	(86,033)	(180,945)	(94,912)
Effect of exchange rate changes on cash and cash equivalents	111	337	(226)

Net decrease in cash and cash equivalents	$(5,700)	$(78,580)	72,880

During the first quarter of 2008, we revised our presentation of the condensed consolidated statements of cash flows to present changes in restricted funds held in trust relating to operating activities as a component of cash flow from operating activities and changes in restricted funds held in trust relating to financing activities (debt principal repayments) as a component of cash flow from financing activities; previously we included all changes in restricted funds held in trust as a component of cash flow from financing activities. For the six months ended June 30, 2007, we have reclassified the presentation of the changes in restricted funds held related to operating and financing activities, although not material, to conform to the presentation on the condensed consolidated statements of cash flows.

Net cash provided by operating activities for the six months ended June 30, 2008 was $160.4 million, an increase of $14.8 million from the prior year period. The increase was primarily comprised of $29.2 million from a combination of improved operating performance and lower net interest expense, and insurance receipts of $11.0 million (including $7.2 million of business interruption recoveries related to the SEMASS facility), offset by declines in restricted cash and timing of working capital of $25.4 million.

Net cash used in investing activities for the six months ended June 30, 2008 was $80.2 million, an increased use of cash of $36.6 million compared to the prior year period. The increase was primarily due to higher cash outflows to acquire businesses and make equity investments of $21.5 million, higher outflows for purchases of property, plant and equipment of $10.7 million (which consisted of higher capital expenditures of $8.6 million, and $10.4 million primarily related to refurbishment expenditures for the two biomass facilities acquired in the third quarter of 2007), offset by a reduction of $8.3 million relating to rebuilding the SEMASS facility.

Net cash used in financing activities for the six months ended June 30, 2008 was $86.0 million, a decrease of $94.9 million from the prior year period due primarily to the 2007 recapitalization. The net proceeds from refinancing the previously existing credit facilities with the New Credit Facilities was $5.6 million, net of transaction fees. Proceeds of approximately $364.4 million and $136.6 million, each net of underwriting discounts and commissions, were received during the three months ended March 31, 2007 related to underwritten public offerings of Debentures and common stock, respectively. The combination of the proceeds from the public offerings of Debentures and common stock and approximately $130.0 million in cash and restricted cash (available for use as a result of the recapitalization) were utilized for the repayment, by means of a tender offer, of approximately $604.4 million in principal amount of outstanding notes previously issued by certain intermediate subsidiaries.

Project Debt

Domestic Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments and Contingencies. Certain subsidiaries had recourse liability for project debt which is recourse to Covanta ARC LLC, but is non-recourse to us, which as of June 30, 2008 aggregated to $251.2 million.

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

Other Commitments and Contingencies

Other commitments as of June 30, 2008 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$320,431	$60,289	$260,142
Surety bonds	61,981	—	61,981

Total other commitments — net	$382,412	$60,289	$322,123

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

We have issued or are party to performance guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate certain domestic and international energy and waste facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain financing for a project. With respect to our domestic and international businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees on our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be material. To date, we have not incurred material liabilities under such performance guarantees, either on domestic or international projects.

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the six months ended June 30, 2008 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Management believes there have been no material changes during the six months ended June 30, 2008 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2008. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

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

There have been no material changes during the six months ended June 30, 2008 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 1, 2008. At that meeting, stockholders voted on the following proposals:

1. To elect eleven directors to serve a one-year term that will expire at the next Annual Meeting of Stockholders. The votes cast for each director were as follows:

Directors	For	Withheld

David M. Barse	130,207,511	2,275,536
Ronald J. Broglio	131,944,388	538,659
Peter C.B. Bynoe	131,608,658	874,389
Linda J. Fisher	131,964,668	518,379
Richard L. Huber	131,906,119	576,928
Anthony J. Orlando	130,551,998	1,931,049
William C. Pate	129,430,198	3,052,849
Robert S. Silberman	131,610,773	872,274
Jean Smith	131,947,695	535,352
Clayton Yeutter	100,723,912	31,759,135
Samuel Zell	129,323,176	3,159,871

2. To amend the Equity Award Plan for Employees and Officers to increase the number of shares of common stock authorized for issuance thereunder by an additional 6,000,000 shares from 6,000,000 to 12,000,000 shares of common stock.

Votes For	Votes Against	Abstentions	Broker Non-Vote

100,284,564	10,860,844	574,564	20,763,075

3. To amend the Equity Award Plan for Employees and Officers to increase the maximum award that a participant may receive in any calendar year from 300,000 shares of common stock to 250,000 shares of restricted stock and options to purchase 650,000 of common stock.

Votes For	Votes Against	Abstentions	Broker Non-Vote

100,938,818	10,158,104	623,050	20,763,075

4. To amend the Equity Award Plan for Directors to increase the number of shares of common stock authorized for issuance thereunder by an additional 300,000 shares from 400,000 to 700,000 shares of common stock.

Votes For	Votes Against	Abstentions	Broker Non-Vote

104,626,632	6,498,275	595,065	20,763,075

5. To ratify the appointment of Ernst & Young LLP, the independent registered public accountants, as our independent auditors for the 2008 fiscal year.

Votes For	Votes Against	Abstentions

132,219,738	103,736	159,573

ITEM 5.	OTHER INFORMATION

(a) None.

(b) Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.

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

Date: July 29, 2008