Form 10-Q
period 2008-09-30
COVANTA HOLDING CORP
filed 2008-10-22
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at October 16, 2008

Common Stock, $0.10 par value	154,278,497 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$238,304	$212,088	$698,616	$629,039
Electricity and steam sales	183,821	123,684	500,718	364,165
Other operating revenues	16,546	16,578	51,099	44,495

Total operating revenues	438,671	352,350	1,250,433	1,037,699

OPERATING EXPENSES:
Plant operating expenses	245,966	187,874	743,585	589,442
Depreciation and amortization expense	51,980	50,540	152,144	147,019
Net interest expense on project debt	13,745	12,501	41,282	40,992
General and administrative expenses	23,282	18,483	70,571	60,704
Write-down of assets, net of insurance recoveries	—	—	—	4,925
Other operating expenses	15,615	11,325	47,474	37,498

Total operating expenses	350,588	280,723	1,055,056	880,580

Operating income	88,083	71,627	195,377	157,119

Other income (expense):
Investment income	1,520	1,963	4,212	8,966
Interest expense	(10,593)	(16,018)	(35,876)	(51,996)
Loss on extinguishment of debt	—	(65)	—	(32,071)

Total other expenses	(9,073)	(14,120)	(31,664)	(75,101)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	79,010	57,507	163,713	82,018
Income tax expense	(31,687)	(23,768)	(65,483)	(34,414)
Minority interests	(3,166)	(2,055)	(7,260)	(5,544)
Equity in net income from unconsolidated investments	5,543	6,731	18,355	16,153

NET INCOME	$49,700	$38,415	$109,325	$58,213

Weighted Average Common Shares Outstanding:
Basic	153,411	153,035	153,321	152,504

Diluted	154,833	154,319	154,751	153,844

Earnings Per Share:
Basic	$0.32	$0.25	$0.71	$0.38

Diluted	$0.32	$0.25	$0.71	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except per
	share amounts)

ASSETS
Current:
Cash and cash equivalents	$169,003	$149,406
Marketable securities available for sale	300	2,495
Restricted funds held in trust	283,795	187,951
Receivables (less allowances of $3,633 and $4,353)	263,393	252,114
Unbilled service receivables	54,667	59,232
Deferred income taxes	44,169	29,873
Prepaid expenses and other current assets	105,181	113,927

Total Current Assets	920,508	794,998
Property, plant and equipment, net	2,566,125	2,620,507
Investments in fixed maturities at market (cost: $27,680 and $26,338)	26,942	26,260
Restricted funds held in trust	196,593	191,913
Unbilled service receivables	47,761	56,685
Waste, service and energy contracts, net	234,874	268,353
Other intangible assets, net	84,590	88,954
Goodwill	80,986	127,027
Investments in investees and joint ventures	101,649	81,248
Other assets	127,210	112,554

Total Assets	$4,387,238	$4,368,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$6,718	$6,898
Current portion of project debt	190,446	195,625
Accounts payable	31,069	29,916
Deferred revenue	25,456	25,114
Accrued expenses and other current liabilities	224,884	234,000

Total Current Liabilities	478,573	491,553
Long-term debt	1,007,668	1,012,534
Project debt	1,005,102	1,084,650
Deferred income taxes	453,364	440,723
Waste and service contracts	117,813	130,464
Other liabilities	145,075	141,740

Total Liabilities	3,207,595	3,301,664

Commitments and Contingencies (Note 14)

Minority Interests	40,197	40,773

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 154,794 and 154,281 shares; outstanding 154,279 and 153,922 shares)	15,479	15,428
Additional paid-in capital	773,165	765,287
Accumulated other comprehensive income	12,450	16,304
Accumulated earnings	338,404	229,079
Treasury stock, at par	(52)	(36)

Total Stockholders’ Equity	1,139,446	1,026,062

Total Liabilities and Stockholders’ Equity	$4,387,238	$4,368,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$109,325	$58,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	152,144	147,019
Write-down of assets, net of insurance recoveries	—	4,925
Loss on extinguishment of debt	—	32,071
Amortization of long-term debt deferred financing costs	2,777	2,698
Amortization of debt premium and discount	(8,282)	(10,687)
Stock-based compensation expense	11,386	10,126
Equity in net income from unconsolidated investments	(18,355)	(16,153)
Dividends from unconsolidated investments	16,156	7,269
Minority interests	7,260	5,544
Deferred income taxes	43,225	14,941
Other, net	9,139	1,868
Change in restricted funds held in trust	(58,774)	(15,573)
Change in working capital, net of effects of acquisitions	1,497	2,063

Net cash provided by operating activities	267,498	244,324

INVESTING ACTIVITIES:
Purchase of equity interests	(18,503)	(10,253)
Acquisition of businesses, net of cash acquired	(20,128)	(63,255)
Proceeds from the sale of investment securities	20,175	13,015
Purchase of investment securities	(18,662)	—
Purchase of property, plant and equipment	(67,300)	(60,231)
Property insurance proceeds	6,315	7,341
Acquisition of land use rights	(16,004)	—
Other, net	(4,149)	2,310

Net cash used in investing activities	(118,256)	(111,073)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	—	135,757
Proceeds from the exercise of options for common stock, net	265	606
Proceeds from borrowings on long-term debt	—	949,907
Financings of insurance premiums, net	(8,062)	—
Proceeds from borrowings on project debt	4,105	3,426
Proceeds from borrowings on revolving credit facility	—	30,000
Principal payments on long-term debt	(5,046)	(1,168,148)
Principal payments on project debt	(74,331)	(73,393)
Payments of borrowings on revolving credit facility	—	(30,000)
Payments of long-term debt deferred financing costs	—	(18,324)
Payments of tender premiums on debt extinguishment	—	(33,016)
Decrease in holding company restricted funds	—	6,660
Increase in restricted funds held in trust	(41,385)	(25,109)
Distributions to minority partners	(5,038)	(5,756)

Net cash used in financing activities	(129,492)	(227,390)

Effect of exchange rate changes on cash and cash equivalents	(153)	375

Net increase (decrease) in cash and cash equivalents	19,597	(93,764)
Cash and cash equivalents at beginning of period	149,406	233,442

Cash and cash equivalents at end of period	$169,003	$139,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

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

During the first quarter of 2008, we revised our presentation of the condensed consolidated statements of cash flows to present changes in restricted funds held in trust relating to operating activities as a component of cash flow from operating activities and changes in restricted funds held in trust relating to financing activities (debt principal repayments) as a component of cash flow from financing activities; previously we included all changes in restricted funds held in trust as a component of cash flow from financing activities. For the nine months ended September 30, 2007, we have reclassified approximately $15.6 million as a component of cash flow from operating activities in order to conform to the current period presentation on the condensed consolidated statements of cash flows.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt component should be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component should be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability, net of deferred taxes. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the debt. FSP APB 14-1, effective for us on January 1, 2009 for our convertible debentures, requires retrospective application for all periods presented, and does not grandfather existing instruments. We estimate that the pre-tax increase in non-cash interest expense to be recognized on our condensed consolidated financial statements using a 7.25% discount rate, our nonconvertible debt borrowing rate at the date of the bond’s issuance, would be as follows (in millions):

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for the acquiring entity in a business combination to: recognize and measure the assets acquired and liabilities assumed in the transaction including any noncontrolling interest of the acquired entity; recognize and measure any goodwill acquired or gain resulting from a bargain purchase; establish the acquisition-date fair value as the measurement objective; and disclose to investors and other users of financial statements all of the information they need to evaluate and understand the nature and financial effect of the business combination. Other significant changes include: expensing of direct transaction costs as incurred; capitalizing in-process research and development costs; and recording a liability for contingent consideration at the measurement date with subsequent remeasurement recognized in the results of operations. SFAS 141(R) also requires that any costs for business restructuring and exit activities related to the acquired company will be included in the post-combination results of operations. SFAS 141(R) is effective for us on January 1, 2009. Although we do not currently expect the adoption of SFAS 141(R) to have a material impact on our consolidated financial statements, we are continuing to assess the potential effects of SFAS 141(R).

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

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	As of	Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Marketable securities available for sale	$300	$300	$—	$—
Investments in fixed maturities at market	26,942	26,942	—	—
Derivatives — Contingent interest feature of the Convertible Debentures (See Note 12)	0	—	0	—

Total	$27,242	$27,242	$0	$—

Note 3.	Acquisitions and Business Development

Our growth strategy includes the acquisition of waste and energy related businesses located in markets with significant growth opportunities, as well as the development of new projects and expansion of existing projects. We will also consider acquiring or developing new technologies and businesses that are complementary with our existing renewable energy and waste services business. Acquisitions are accounted for under the purchase method of accounting. The results of operations reflect the period of ownership of the acquired businesses and business development projects. The acquisitions in the section below are not material to our unaudited condensed consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Domestic

Pasco County, Florida Energy-from-Waste Facility

On September 23, 2008, we entered into a new “service fee” type contract with the Pasco County Commission in Florida which commences on January 1, 2009 and extends the existing contract from 2011 to 2016.

Indianapolis Energy-from-Waste Facility

On July 25, 2008, we entered into a new “tip fee” type contract with the City of Indianapolis for a term of 10 years commencing upon expiration of the existing “service fee” type contract in December 2008.

Alternative Energy Technology Development

We have entered into various agreements with multiple partners for the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Initial licensing fees and demonstration unit purchases approximated $4.3 million during the quarter ended September 30, 2008.

Tulsa Energy-from-Waste Facility

On June 2, 2008, we acquired an energy-from-waste facility in Tulsa, Oklahoma from The CIT Group/Equipment Financing, Inc. for cash consideration of approximately $12.7 million. The design capacity of the facility is 1,125 tons per day (“tpd”) of waste and gross electric capacity of 16.5 megawatts (“MW”). This facility was shut down by the prior owner in the summer of 2007 and we are planning to return two of the facility’s three boilers to service before the end of 2008, and return its third boiler to service during 2009. During the nine months ended September 30, 2008, we have invested approximately $2.3 million in capital improvements to restore the operational performance of the facility.

Peabody Landfill

On May 20, 2008, we acquired a landfill for the disposal of ash in Peabody, Massachusetts from Peabody Monofill Associates, Inc. and others for cash consideration of approximately $7.4 million.

Harrisburg Energy-from-Waste Facility

In February 2008, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we have a right of first refusal to purchase the facility. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg. As of September 30, 2008, we have advanced $2.4 million under this funding arrangement. The facility improvements are expected to be completed by mid 2009.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Biomass Energy Facilities

On July 16, 2007, we acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid $51 million in cash plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, which are all located in California. In addition, we invested approximately $8 million prior to December 31, 2007 and approximately $11 million during the nine months ended September 30, 2008 in capital improvements to significantly increase the facilities’ productivity and improve environmental performance. As of September 30, 2008, these capital improvements have been completed. The purchase price allocation included $23.6 million of goodwill.

Holliston Transfer Station

On April 30, 2007, we acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for cash consideration of approximately $7.5 million. In addition, we invested approximately $4.2 million prior to December 31, 2007 and approximately $1 million during the nine months ended September 30, 2008 in capital improvements to enhance the environmental and operational performance of the transfer station.

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

International

China

On April 2, 2008, our project joint venture with Chongqing Iron & Steel Company (Group) Limited received an award to build, own, and operate an 1,800 tpd energy-from-waste facility for Chengdu Municipality, in Sichuan Province, Peoples Republic of China. On June 25, 2008, the project’s 25 year waste concession agreement was executed. In connection with this project, we invested $17.1 million for a 49% equity interest in the project joint venture. The Chengdu project is expected to commence construction in late 2008 or early 2009, and commence operations in 2011.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ireland

On September 6, 2007, we entered into definitive agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which is co-owned by us and DONG Energy Generation A/S. As part of the transaction, we purchased a controlling stake in Dublin Waste to Energy Limited. Project construction, which is expected to start in late 2008 or early 2009, is estimated to cost approximately 300 million euros and is expected to require 36 months to complete. Dublin Waste to Energy Limited has a 25-year “tip fee” type contract to provide disposal service for approximately 320,000 metric tons of waste annually. The project is expected to sell electricity into the local electricity grid under short-term arrangements. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project, and we expect to arrange for project financing.

Note 4.	Earnings Per Share

Per share data is based on the weighted average outstanding number of our, par value $0.10 per share, common stock during the relevant period. Basic earnings per share are calculated using the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock, and rights whether or not currently exercisable. Diluted earnings per share for all the periods presented does not include securities if their effect was antidilutive (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$49,700	$38,415	$109,325	$58,213

Basic earnings per share:
Weighted average basic common shares outstanding	153,411	153,035	153,321	152,504

Basic earnings per share	$0.32	$0.25	$0.71	$0.38

Diluted earnings per share:
Weighted average basic common shares outstanding	153,411	153,035	153,321	152,504
Dilutive effect of stock options	696	592	687	621
Dilutive effect of restricted stock	726	692	743	719
Dilutive effect of convertible debentures	—	—	—	—

Weighted average diluted common shares outstanding	154,833	154,319	154,751	153,844

Diluted earnings per share	$0.32	$0.25	$0.71	$0.38

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	300	1,755	300	1,755

Restricted stock awards excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—	—

On September 22, 2008, we announced that our Board of Directors authorized the purchase of up to $30 million of our common stock in order to respond opportunistically to volatile market conditions. The share repurchases, if any, may take place from time to time based on market conditions and other factors. The authorization is expected to continue only for so long as recent volatile market conditions persist. During the three and nine months ended September 30, 2008, we did not repurchase shares of our common stock.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. As of September 30, 2008, the Debentures did not have a dilutive effect on earnings per share.

Note 5.	Financial Information by Business Segments

We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively. The results of our reportable segments are as follows (in thousands):

	Reportable Segments
	Domestic	International	All Other(1)	Total

Three Months Ended September 30, 2008:
Operating revenues	$354,948	$80,107	$3,616	$438,671
Operating income	83,701	4,211	171	88,083
Three Months Ended September 30, 2007:
Operating revenues	$312,391	$37,400	$2,559	$352,350
Operating income (loss)	66,182	5,840	(395)	71,627
Nine Months Ended September 30, 2008:
Operating revenues	$1,028,961	$212,038	$9,434	$1,250,433
Operating income (loss)	182,608	13,555	(786)	195,377
Nine Months Ended September 30, 2007:
Operating revenues	$900,750	$129,209	$7,740	$1,037,699
Operating income (loss)	144,497	14,163	(1,541)	157,119

(1)	All other is comprised of our insurance subsidiaries’ operations.

Note 6.	Changes in Capitalization

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	September 30,	December 31,
	2008	2007

1.00% Senior Convertible Debentures due 2027	$373,750	$373,750
Term loan due 2014	640,250	645,125
Other long-term debt	386	557

Total	1,014,386	1,019,432
Less: current portion	(6,718)	(6,898)

Total long-term debt	$1,007,668	$1,012,534

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Liquidity

As of September 30, 2008, we had available credit for liquidity as follows (in thousands):

			Outstanding Letters
	Total		of Credit as of	Available as of
	Available		September 30,	September 30,
	Under Facility	Maturing	2008	2008

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$310,347	$9,653

(1)	Up to $200 million of which may be utilized for letters of credit.

Under our Revolving Loan Facility, we have pro rata funding commitments from a large consortium of banks, including a 6.8% pro rata commitment from Lehman Brothers Commercial Bank. Lehman Brothers Commercial Bank is a subsidiary of Lehman Brothers Holdings, Inc., which filed for bankruptcy protection in September 2008. We believe that neither the Lehman Brothers Holdings, Inc. bankruptcy, nor the ability of Lehman Brothers Commercial Bank (which is not currently part of such bankruptcy proceeding) to fund its pro rata share of any draw request we may make, will have a material affect on our liquidity.

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

Credit Facilities

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants. We were in compliance with all required covenants as of September 30, 2008.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ Equity

During the nine months ended September 30, 2008, we awarded grants for 493,573 shares of restricted stock awards and for 250,000 options to purchase shares of our common stock. See Note 11. Stock-Based Compensation.

Note 7.	Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Comprehensive income, net of income taxes:
Net income	$49,700	$38,415	$109,325	$58,213
Foreign currency translation	(1,098)	(2)	(2,352)	2,631
SFAS 158 unrecognized net loss	(169)	26	(508)	79
Net unrealized (gain) loss on available-for-sale securities	(622)	332	(994)	569
Net realized gain on derivative instruments	—	—	—	(2,125)

Net comprehensive (loss) income adjustments	(1,889)	356	(3,854)	1,154

Comprehensive income	$47,811	$38,771	$105,471	$59,367

Note 8.	Income Taxes

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

We currently estimate our annual effective tax rate, including discrete items, for the year ended December 31, 2008 to be approximately 40%. We review the annual effective tax rate on a quarterly basis as projections are revised. The effective income tax rate was 40% and 42% for the nine months ended September 30, 2008 and 2007, respectively. The liability for uncertain tax positions, exclusive of interest and penalties, was $26.7 million and $25.4 million as of September 30, 2008 and December 31, 2007, respectively. No material additional liabilities were recorded for uncertain tax positions during the nine months ended September 30, 2008. Included in the balance of unrecognized tax benefits as of September 30, 2008 are potential benefits of $3.4 million that, if recognized, would impact the effective tax rate.

We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). For the three months ended September 30, 2008 and 2007, we recognized $0.3 million and $0.2 million, respectively and for the nine months ended September 30, 2008 and 2007, we recognized $1.0 million and $0.7 million, respectively of interest and penalties on uncertain tax positions. As of September 30, 2008 and December 31, 2007, we had accrued interest and penalties associated with unrecognized tax benefits of $9.1 million and $7.6 million, respectively.

As issues are examined by the Internal Revenue Service (“IRS”) and state auditors, we may decide to adjust the existing FIN 48 liability for issues that were not deemed an exposure at the time we adopted FIN 48. Accordingly, we will continue to monitor the results of these audits and adjust the liability as needed. Federal income tax returns for our subsidiary Covanta Energy are closed for the years through 2004. However, to the extent net operating loss carryforwards (“NOLs”) are utilized from earlier years, this will allow the IRS to re-examine closed years. The tax returns of our subsidiary Covanta ARC Holdings, Inc. and its subsidiaries (“ARC Holdings”) are open for federal

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

audit for the tax return years of 2001 and forward, and are currently the subject of an IRS examination. This examination is related to ARC Holdings’ refund requests related to NOL carryback claims from tax years prior to our acquisition of ARC Holdings in 2005 that require Joint Committee approval. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

Our NOLs predominantly arose from our predecessor insurance entities (which were subsidiaries of our predecessor, which was formerly named Mission Insurance Group, Inc., “Mission”). Some of these Mission insurance entities have been in state insolvency proceedings in California and Missouri since the late 1980’s. In connection with the continued administration of the trust estates and implementation of arrangements with us, the California Commissioner has received court approvals that we expect will result in additional tax deductions or NOLs becoming available to us.

During the quarter ended September 30, 2008, a deferred tax asset of $46.9 million was recognized on our consolidated balance sheet as a result of revised taxable losses from the California grantor trusts for the 2004 tax year. These increases were recorded as a reduction to goodwill associated with the ARC Holdings acquisition, since the facts and circumstances associated with these items existed as of the date of the ARC Holdings acquisition, and if not for the ARC Holdings acquisition we would not have been able to make the conclusion that it was “more likely than not” that these deferred tax assets would be realized.

While we cannot predict with certainty what amounts, if any, may be includable in taxable income as a result of the final administration of the Missouri grantor trusts, we believe that the final administration by the Missouri Director of Insurance will not result in a material reduction in available NOLs.

We had consolidated federal NOLs estimated to be approximately $290 million for federal income tax purposes as of December 31, 2007, based on the tax returns as filed. The NOLs will expire in various amounts from December 31, 2009 through December 31, 2026, if not used. In addition to the consolidated federal NOLs, as of December 31, 2007, we had additional federal credit carryforwards of $21.6 million based on the final tax returns as filed, federal loss carryforwards of $85.0 million and state NOL carryforwards of $232.4 million, all of which will expire between 2008 and 2026. These deferred tax assets are offset by a valuation allowance of $33.2 million.

For further information, refer to Note 9. Income Taxes of the Notes to the Consolidated Financial Statements included in our Form 10-K.

Note 9.	Supplementary Information

Operating Revenues

The components of waste and service revenues are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Waste and service revenues unrelated to project debt	$214,314	$187,115	$627,143	$553,687
Revenue earned explicitly to service project debt-principal	17,166	17,290	51,530	51,871
Revenue earned explicitly to service project debt-interest	6,824	7,683	19,943	23,481

Total waste and service revenues	$238,304	$212,088	$698,616	$629,039

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

Our independent power production facilities in India generate electricity and steam explicitly for specific purchasers and as such, these agreements are considered lease arrangements. Electricity and steam sales included lease income from our international business of $69.4 million and $28.0 million for the three months ended September 30, 2008 and 2007, respectively, and $182.5 million and $100.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $17.2 million and $13.5 million for the three months ended September 30, 2008 and 2007, respectively, and $48.9 million and $43.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Amortization of waste, service and energy contracts

The vast majority of our waste, service and energy contracts were valued in March 2004 and June 2005 related to the acquisitions of Covanta Energy and ARC Holdings, respectively. These intangible assets and liabilities were recorded using then-available information at their estimated fair market values based upon discounted cash flows. The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of September 30, 2008 included or expected to be included in our statement of income for each of the years indicated (in thousands):

	Waste, Service and	Waste and Service
	Energy Contracts	Contracts
	(Amortization Expense)	(Contra-Expense)

Nine Months ended September 30, 2008	$34,240	$(9,781)

Remainder of 2008	$11,536	$(3,280)
2009	42,302	(13,178)
2010	29,864	(12,721)
2011	26,740	(12,408)
2012	24,647	(12,413)
Thereafter	99,785	(63,813)

Total	$234,874	$(117,813)

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

The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. During the second quarter of 2008 we received cash proceeds of $7.2 million in settlement of our business interruption claim. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to plant operating expenses where such recoveries relate to other costs or business interruption losses. We recorded insurance recoveries in our condensed consolidated statements of income as follows (in millions):

	For the Nine Months
	Ended September 30,
	2008	2007

Repair and reconstruction (reduction to Write-down of assets)	$—	$13.3
Clean-up costs (reduction to Plant operating expenses)	$—	$2.7
Business interruption losses (reduction to Plant operating expenses)	$5.2	$2.0

During the fourth quarter of 2007, we recorded additional insurance recoveries of $4.0 million related to repair and reconstruction.

Other operating expenses

The components of other operating expenses are as follows (in thousands):

	Other Operating Expenses
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Construction costs	$11,340	$12,534	$36,607	$34,365
Insurance subsidiary operating expenses	2,800	2,119	8,588	6,759
Insurance recoveries	(487)	(1,359)	(4,256)	(1,437)
Foreign exchange loss (gain)	874	(232)	870	(1,304)
Other	1,088	(1,737)	5,665	(885)

Total other operating expenses	$15,615	$11,325	$47,474	$37,498

Goodwill

The following table details the changes in carrying value of goodwill for the nine months ended September 30, 2008 (in thousands):

Total

Balance as of December 31, 2007	$127,027
Decrease due to net deferred tax assets related to Grantor Trust items (Note 8)	(46,850)
Purchase price adjustment related to the Central Valley acquisition	736
Purchase price adjustment related to the EnergyAnswers acquisition	73

Balance as of September 30, 2008	$80,986

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Benefit Obligations

Pension and Other Benefit Obligations

The components of net periodic benefit costs are as follows (in thousands):

	Pension Benefits				Other Post-Retirement Benefits
	For the Three		For the Nine		For the Three		For the Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1,176	1,146	3,528	3,437	137	192	411	576
Expected return on plan assets	(1,182)	(1,108)	(3,546)	(3,323)	—	—	—	—
Amortization of actuarial (gain) loss	(131)	—	(393)	—	(38)	26	(115)	79

Net periodic benefit cost	$(137)	$38	$(411)	$114	$99	$218	$296	$655

Defined Contribution Plans

Substantially all of our domestic employees are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $3.1 million and $2.9 million for the three months ended September 30, 2008 and 2007, respectively and $10.0 million and $9.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 11.	Stock-Based Compensation

Compensation expense related to our stock-based payment awards totaled $3.3 million and $11.4 million during the three and nine months ended September 30, 2008, respectively, and $3.7 million and $10.1 million during the three and nine months ended September 30, 2007, respectively.

During the nine months ended September 30, 2008, we awarded certain employees 453,073 shares of restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed ten percent forfeiture rate. The terms of the restricted stock awards include two vesting provisions; one based on a performance factor and continued service (applicable to 66% of the award) and one based solely on continued service (applicable to 34% of the award). If all performance and service criteria are satisfied, the awards vest during March of 2009, 2010 and 2011.

On May 1, 2008, in accordance with our existing program for annual director compensation, we awarded 40,500 shares of restricted stock under the Directors Plan. We determined that the service vesting condition of the restricted stock awards granted to the directors on May 1, 2008 to be non-substantive and, in accordance with SFAS No. 123 (revised 2004), “Share-Based Payments”, recorded the entire fair value of the award as compensation expense on the grant date.

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

As of September 30, 2008, we had approximately $12.7 million and $7.6 million of unrecognized compensation expense related to our unvested restricted stock awards and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of 1.8 years for our unvested restricted stock awards and 3.6 years for our unvested stock options.

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

Contingent Interest

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of Senior Convertible Debentures. The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007, and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and the fair market value for the embedded derivative was zero as of September 30, 2008.

Note 13.	Related-Party Transactions

We are party to an agreement with Quezon Power, Inc. (“Quezon”), in which we hold a 26% equity investment, where we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statement of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the three months ended September 30, 2008 and 2007, we collected $7.5 million and $9.6 million, respectively, and for the nine months ended September 30, 2008 and 2007, we collected $27.7 million and $27.6 million, respectively, for the operation and maintenance of the facility. As of September 30, 2008 and December 31, 2007, the net amount due to Quezon was $4.4 million and $1.1 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

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

In June 2001, the Environmental Protection Agency (“EPA”) named Covanta Haverhill, Inc. (“Haverhill”), as a potentially responsible party (“PRP”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (“Beede site”). On December 15, 2006, Haverhill together with numerous other PRPs signed the Beede Waste Oil Superfund Site RD/RA Consent Decree with respect to remediation of the Beede site. The Consent Decree was entered by the U.S. District Court in New Hampshire on July 22, 2008, and on October 1, 2008, Haverhill resolved its previously recorded liability under the Consent Decree by means of a payment to the Beede Waste Oil Superfund Site Settlement Trust. Haverhill’s ultimate liability at the Beede site was not material to its financial position and results of operations.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Matters

Other commitments as of September 30, 2008 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$318,244	$60,289	$257,955
Surety bonds	61,993	—	61,993

Total other commitments — net	$380,237	$60,289	$319,948

The letters of credit were issued under various credit facilities (primarily the Funded L/C Facility) to secure our performance under various contractual undertakings related to our domestic and international projects or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

Note 15.	Subsequent Event

During the quarter ended September 30, 2008, we were informed by Stanislaus County, California, our client community at our Stanislaus energy-from-waste facility, of its intent to prepay the project debt, all of which is variable rate, associated with that facility. As of September 30, 2008, project debt related to the Stanislaus facility of $21.3 million ($7.4 million is payable in January 2009 and $13.9 million is payable in January 2010) was included in our condensed consolidated financial statements. As of September 30, 2008, restricted funds for debt principal (classified as restricted funds held in trust) related to the Stanislaus facility of $21.3 million was included in our condensed consolidated financial statements. On October 1, 2008, approximately $18.4 million of Stanislaus facility project debt was prepaid, with the remainder expected to be prepaid in December 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries. The following discussion addresses our financial condition as of September 30, 2008 and our results of operations for the three and nine months ended September 30, 2008, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in the interim unaudited financial statements and notes included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008, to which the reader is directed for additional information.

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

We believe that our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: waste disposal and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: utilizing energy-from-waste reduces greenhouse gas emissions, lowers the risk of groundwater contamination, and conserves land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor to greenhouse gas emissions. As public planners in the Americas, Europe and Asia address their needs for more environmentally sensitive waste disposal and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative. We will also consider, for application in domestic and international markets, acquiring or developing new technologies that complement our existing renewable energy and waste services businesses.

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

2008 acquisitions and business development

Domestic Business:

•	We entered into a new “service fee” type contract with the Pasco County Commission in Florida which commences on January 1, 2009 and extends the existing contract from 2011 to 2016.

•	We entered into an agreement to purchase two biomass energy facilities from co-owners Ridgewood Maine, L.L.C. and Indeck Energy Services, Inc. The two nearly identical facilities, located in West Enfield and Jonesboro, Maine, will add a total of 49 gross megawatts (“MW”) to our renewable energy portfolio. We intend to sell the electric output and renewable energy credits from these new facilities into the New England market. We have agreed to acquire these two facilities for approximately $87 million, net of cash acquired. The transaction will be funded from cash on hand and/or by drawing upon our existing revolving loan facility. Closing of the acquisition remains subject to receipt of certain regulatory approvals, approval by Ridgewood’s shareholders, and certain other conditions which must be satisfied by October 31, 2008.

•	We entered into a new “tip fee” type contract with the City of Indianapolis for a term of 10 years commencing upon expiration of the existing “service fee” type contract in December 2008.

•	We entered into various agreements with multiple partners for the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Initial licensing fees and demonstration unit purchases approximated $4.3 million during 2008.

•	We acquired an energy-from-waste facility in Tulsa, Oklahoma from The CIT Group/Equipment Financing, Inc. for cash consideration of approximately $12.7 million. The design capacity of the facility is 1,125 tons per day (“tpd”) of waste and gross electric capacity of 16.5 MW. This facility was shut down by the prior owner in the summer of 2007 and we are planning to return two of the facility’s three boilers to service before the end of 2008, and return its third boiler to service during 2009. During the nine months ended September 30, 2008, we have invested approximately $2.3 million in capital improvements to restore the operational performance of the facility.

•	We acquired a landfill in Peabody, Massachusetts for approximately $7.4 million in cash. We expect to utilize this landfill for disposal of ash from energy-from-waste facilities in the Northeast United States, including those that we own or operate.

International Business:

•	We and Chongqing Iron & Steel Company (Group) Limited have entered into a 25 year contract to build, own, and operate an 1,800 tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, Peoples Republic of China. In connection with this award, we invested $17.1 million for a 49% equity interest in the project joint venture. The Chengdu project is expected to commence construction in late 2008 or early 2009, and commence operations in 2011.

2007 acquisitions and business development

Domestic Business:

•	We acquired the operating businesses of EnergyAnswers Corporation (“EnergyAnswers”) for approximately $41 million in cash. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 tpd energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Both energy-from-waste projects have “tip fee” type contracts. Approximately 75% of waste revenues are contracted for at these facilities. In addition, we acquired businesses that include a landfill operation in Springfield, Massachusetts, which is used for ash disposal; and two transfer stations, one in Canaan, New York, permitted to transfer 600 tpd of waste, and the other located at the Springfield energy-from-waste facility, permitted to transfer 500 tpd of waste. We subsequently sold certain assets acquired in this transaction for a total consideration of $5.8 million during the fourth quarter of 2007 and the first quarter of 2008.

•	We acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid $51 million in cash, plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, all located in California’s Central Valley. These facilities added 75 MW to our portfolio of renewable energy plants. In addition, we invested approximately $8 million prior to December 31, 2007, and approximately $11 million during the nine months ended September 30, 2008 in capital improvements to increase the facilities’ productivity and improve environmental performance. As of September 30, 2008, these capital improvements have been completed.

•	We entered into a new “tip fee” type contract with the Town of Hempstead in New York for a term of 25 years commencing upon expiration of the existing contract in 2009.

•	We acquired two waste transfer stations in Westchester County, New York from Regus Industries, LLC for cash consideration of approximately $7.3 million. These facilities increased our total waste capacity by approximately 1,150 tpd and enhance our portfolio of transfer stations in the Northeast United States.

•	We acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for cash consideration of approximately $7.5 million. This facility increased our total waste capacity by approximately 700 tpd. In addition, we invested approximately $4.2 million prior to December 31, 2007 and approximately $1 million during the nine months ended September 30, 2008 in capital improvements to enhance the environmental and operational performance of the transfer station.

•	We completed the expansion and commenced the operation of the expanded energy-from-waste facility located in and owned by Lee County in Florida. We expanded waste processing capacity from 1,200 tpd to 1,836 tpd and increased gross electricity capacity from 36.9 MW to 57.3 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension expiring in 2024.

•	On May 29, 2007, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and have a right of first refusal to purchase the facility. Under the agreement, the term of which commenced February 1, 2008 following satisfaction of certain conditions precedent, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg. As of September 30, 2008, we advanced $2.4 million under this funding arrangement. The facility improvements are expected to be completed by mid 2009.

•	We designed, constructed, operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County in Florida. In August 2005, we entered into agreements with Hillsborough County to implement an expansion, and to extend the agreement under which we operate the facility to 2027. During 2006, environmental and other project related permits were secured and the expansion construction commenced on December 29, 2006. Completion of the expansion, and commencement of the operation of the expanded project, is expected in 2009.

International Business:

•	We purchased a 40% equity interest in Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, Peoples Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects. Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest in Sanfeng. We paid approximately $10 million in connection with our investment in Sanfeng. We expect to utilize Sanfeng as a key component of our effort to grow our energy-from-waste business in China. We expect to make additional investments as and when Sanfeng is successful in developing additional projects.

•	In December 2007, we entered into a joint venture with Guangzhou Development Power Investment Co., Ltd. through which we intend to develop energy-from-waste projects in Guangdong Province, Peoples Republic of China. We hold a 40% equity interest in the joint venture entity, Guangzhou Development Covanta Environmental Energy Co., Ltd (“GDC Environmental Energy”), and on June 6, 2008, we invested $1.5 million in this joint venture following receipt of final government approvals. We expect to make additional investments as and when GDC Environmental Energy is successful in developing projects.

•	We announced that we have entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project, which marks our most significant entry to date into the European waste and renewable energy markets, is being developed and will be owned by Dublin Waste to Energy Limited, which is co-owned by us and DONG Energy Generation A/S. As part of the transaction, we purchased a controlling stake in Dublin Waste to Energy Limited. Under the Dublin project agreements, several customary conditions must be satisfied before construction can begin, including the issuance of all required licenses and permits. The permitting process is underway and construction is expected to commence in late 2008 or early 2009.

We are responsible for the design and construction of the project, which is estimated to cost approximately 300 million euros and will require 36 months to complete. We will operate and maintain the project for Dublin Waste to Energy Limited, which has a 25-year “Tip Fee” type contract with Dublin to provide disposal service for approximately 320,000 metric tons of waste annually. The project is structured on a build-own-operate-transfer model, where ownership will transfer to Dublin after the 25-year term, unless extended. The project is expected to sell electricity into the local grid under short-term arrangements. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project, and we expect to arrange for project financing.

Business Segments

Our reportable segments are Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

Domestic

For all energy-from-waste projects, we receive revenue from two primary sources: fees charged for operating projects or processing waste received and payments for electricity and steam sales. We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste and ash disposal fees or operating fees. In addition, we own and in some cases operate, other renewable energy projects in the United States which generate electricity from wood waste (biomass), landfill gas, and hydroelectric resources. The electricity from these other renewable energy projects is sold to utilities. For these projects, we receive revenue from electricity sales, and in some cases cash from equity distributions.

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

We receive approximately three quarters of our revenue under short and long term contracts, with little or no exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility. The largest component of this revenue is comprised of waste revenue, which is generally not subject to material price volatility. Energy and metal pricing tends to be more volatile, but our exposure to these markets is a relatively small portion of our total revenue. During the third quarter of 2008, pricing for energy and recycled metals reached historic high levels and has subsequently declined.

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

Consolidated Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2008 vs. Results for the Three and Nine Months Ended September 30, 2007

	For the		For the
	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase/(Decrease)
	2008	2007	2008	2007	Three Month	Nine Month
			(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$438,671	$352,350	$1,250,433	$1,037,699	$86,321	$212,734
Total operating expenses	350,588	280,723	1,055,056	880,580	69,865	174,476

Operating income	88,083	71,627	195,377	157,119	16,456	38,258

OTHER INCOME (EXPENSE):
Investment income	1,520	1,963	4,212	8,966	(443)	(4,754)
Interest expense	(10,593)	(16,018)	(35,876)	(51,996)	(5,425)	(16,120)
Loss on extinguishment of debt	—	(65)	—	(32,071)	(65)	(32,071)

Total other expense	(9,073)	(14,120)	(31,664)	(75,101)	(5,047)	(43,437)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	79,010	57,507	163,713	82,018	21,503	81,695
Income tax expense	(31,687)	(23,768)	(65,483)	(34,414)	7,919	31,069
Minority interests	(3,166)	(2,055)	(7,260)	(5,544)	1,111	1,716
Equity in net income from unconsolidated investments	5,543	6,731	18,355	16,153	(1,188)	2,202

NET INCOME	$49,700	$38,415	$109,325	$58,213	11,285	51,112

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	153,411	153,035	153,321	152,504	376	817

Diluted	154,833	154,319	154,751	153,844	514	907

EARNINGS PER SHARE:
Basic	$0.32	$0.25	$0.71	$0.38	$0.07	$0.33

Diluted	$0.32	$0.25	$0.71	$0.38	$0.07	$0.33

Operating Income

Operating revenues increased by $86.3 million and $212.7 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to increased waste and energy revenues at our energy-from-waste facilities and additional revenues from new businesses acquired during 2008 and 2007 in the Domestic segment as discussed below. Operating revenues also increased due to increased demand from the electricity offtaker and resulting higher electricity generation at our Indian facilities in the International segment.

Operating expenses increased by $69.9 million and $174.5 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to increased plant operating expenses resulting from additional operating and maintenance costs from new businesses acquired during 2008 and 2007 in the Domestic segment as discussed below. Higher fuel costs, resulting from increased demand from the electricity offtaker and resulting higher electricity generation, at our Indian facilities also increased in the International segment. Operating expenses for the nine months ended September 30, 2007 include a write-down of assets related to a fire at our SEMASS energy-from-waste facility on March 31, 2007.

Additional detail related to operating revenues and operating expenses is provided in the reported Domestic and International segment discussions below.

Other Components of Net Income

Total investment income decreased by $0.4 million and $4.8 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to lower invested cash balances and lower interest rates.

Interest expense decreased by $5.4 million and $16.1 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to lower floating interest rates on the Term Loan Facility and lower debt balances and interest rates resulting from the 2007 recapitalization. As a result of the recapitalization in the first quarter of 2007, we recognized a loss on extinguishment of debt charge of approximately $32.1 million, pre-tax. See Note 6. Changes in Capitalization of the Notes to the Condensed Consolidated Financial Statements for additional information.

Income tax expense increased by $7.9 million for the three months ended September 30, 2008, as compared to the same period in 2007, primarily due to increased pre-tax income resulting from increased waste and service revenues at our energy-from-waste facilities and additional revenues from new businesses acquired.

Income tax expense increased by $31.1 million for the nine months ended September 30, 2008, as compared to the same period in 2007, due to the absence of both the write-down of assets related to SEMASS and the loss on extinguishment of debt which occurred during the nine months ended September 30, 2007, combined with increased pre-tax income resulting from increased waste and service revenues at our energy-from-waste facilities and additional revenues from new businesses acquired.

Equity in net income from unconsolidated investments decreased by $1.2 million for the three months ended September 30, 2008, as compared to the same period in 2007, primarily due to the timing of a dividend from our Trezzo facility in Italy which was recognized in the third quarter of 2007.

Equity in net income from unconsolidated investments increased by $2.2 million for the nine months ended September 30, 2008, as compared to the same period in 2007, primarily due to increased earnings from the Quezon facility of $3.7 million resulting from the strengthening of the U.S. Dollar against the Philippine Peso, partially offset by lower dividend income from the Trezzo facility.

Domestic Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2008 vs. Results for the Three and Nine Months Ended September 30, 2007

	For the		For the
	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase/(Decrease)
	2008	2007	2008	2007	Three Month	Nine Month
	(Unaudited, in thousands)

Waste and service revenues	$237,271	$211,142	$695,826	$626,021	$26,129	$69,805
Electricity and steam sales	104,747	87,230	291,470	237,974	17,517	53,496
Other operating revenues	12,930	14,019	41,665	36,755	(1,089)	4,910

Total operating revenues	354,948	312,391	1,028,961	900,750	42,557	128,211

Plant operating expenses	179,428	160,174	565,226	488,202	19,254	77,024
Depreciation and amortization expense	49,775	48,140	145,160	140,300	1,635	4,860
Net interest expense on project debt	12,341	10,893	36,707	36,270	1,448	437
General and administrative expenses	17,782	15,827	57,064	52,805	1,955	4,259
Write-down of assets, net of insurance recoveries	—	—	—	4,925	—	(4,925)
Other operating expenses	11,921	11,175	42,196	33,751	746	8,445

Total operating expenses	271,247	246,209	846,353	756,253	25,038	90,100

Operating income	$83,701	$66,182	$182,608	$144,497	17,519	38,111

Operating Revenues

Variances in revenues for the domestic segment are as follows (in millions):

	Domestic Segment Operating Revenue Variances
	Three Months			Nine Months
	Existing	New		Existing	New
	Business	Business(A)	Total	Business	Business(B)	Total

Waste and service revenues
Service fee	$3.3	$—	$3.3	$6.5	$0.6	$7.1
Tip fee	2.9	10.6	13.5	7.5	29.9	37.4
Recycled metal	9.0	0.3	9.3	24.3	1.0	25.3

Total waste and service revenues	15.2	10.9	26.1	38.3	31.5	69.8
Electricity and steam sales	16.6	0.9	17.5	32.0	21.5	53.5
Other operating revenues	(1.1)	—	(1.1)	4.9	—	4.9

Total operating revenues	$30.7	$11.8	$42.5	$75.2	$53.0	$128.2

(A)	This column represents the results of operations for the three months ended September 30, 2008 for businesses acquired after September 30, 2007.

(B)	This column represents the results of operations for the nine months ended September 30, 2008 for businesses acquired after September 30, 2007, plus the results of operations for the six months ended June 30, 2008 for businesses acquired during the quarter ended June 30, 2007, plus results of operations for the three months ended March 31, 2008 for businesses acquired during the quarter ended March 31, 2007.

•	Revenues from Service Fee arrangements for existing business increased from the three and nine month comparative periods primarily due to contractual escalations, partially offset by lower revenues earned explicitly to service project debt of $1.0 million and $3.9 million for the three and nine month comparative periods, respectively.

•	Revenues from Tip Fee arrangements for existing business increased from the three month comparative period by $2.9 million as a result of higher volumes. The increase from the nine month comparative period was due to increased production in part due to the impact of a fire in 2007 at our SEMASS energy-from-waste facility and an increase in waste volume handled, partially offset by slightly lower pricing.

•	Recycled metal revenues were $17.3 million and $7.9 million for the three months ended September 30, 2008 and 2007, respectively, and $47.7 million and $22.4 million for the nine months ended September 30, 2008 and 2007, respectively. Recycled metal revenues increased primarily due to higher pricing. In addition, recovered metal volume increased due to the installation of new metal recovery systems, as well as due to enhancements made to existing systems.

•	Electricity and steam sales for existing business increased from the three and nine month comparative periods primarily due to higher energy rates, and increased production primarily from the biomass facilities.

During the three and nine months ended September 30, 2008, we have experienced historically high recycled metals and energy prices.

•	Other operating revenue variances are primarily related to construction revenue timing.

Operating Expenses

Variances in plant operating expenses for the domestic segment are as follows (in millions):

Domestic Segment Plant Operating Expense Variances
	Three Months			Nine Months
	Existing	New		Existing	New
	Business	Business(A)	Total	Business	Business(B)	Total

Total plant operating expenses	$8.1	$11.2	$19.3	$28.3	$48.7	$77.0

(A)	This column represents the results of operations for the three months ended September 30, 2008 for businesses acquired after September 30, 2007.

(B)	This column represents the results of operations for the nine months ended September 30, 2008 for businesses acquired after September 30, 2007 plus the results of operations for the six months ended June 30, 2008 for businesses acquired during the quarter ended June 30, 2007, plus results of operations for the three months ended March 31, 2008 for businesses acquired during the quarter ended after March 31, 2007.

Existing business plant operating expenses increased by $8.1 million for the three months ended September 30, 2008, as compared to the same period in 2007, primarily due to cost escalations and higher plant maintenance costs. Existing business plant operating expenses increased by $28.3 million for the nine months ended September 30, 2008, as compared to the same period in 2007, primarily due to increased plant maintenance and cost escalations, partially offset by $5.2 million of business interruption insurance recoveries at our SEMASS facility as discussed below.

Depreciation and amortization expense increased by $1.6 million and $4.9 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to capital expenditures and new business.

Net interest expense on project debt increased by $1.5 million and $0.4 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to lower interest earned on restricted funds related to project debt.

General and administrative expenses increased by $2.0 million and $4.3 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to increased efforts to grow the business.

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

The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. During the second quarter of 2008, we received cash proceeds of $7.2 million in settlement of our business interruption claim. Insurance recoveries are recorded as a reduction to the loss related to the write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to plant operating expenses where such recoveries relate to other costs or business interruption losses. We recorded insurance recoveries in our condensed consolidated statements of income as follows (in millions):

	For the
	Nine Months Ended
	September 30,
	2008	2007

Repair and reconstruction (reduction to Write-down of assets)	$—	$13.3
Clean-up costs (reduction to Plant operating expenses)	$—	$2.7
Business interruption losses (reduction to Plant operating expenses)	$5.2	$2.0

During the fourth quarter 2007, we recorded additional insurance recoveries of $4.0 million related to repair and reconstruction.

Other operating expenses increased by $8.4 million for the nine months ended September 30, 2008, as compared to the same period in 2007, primarily due to costs related to construction and losses on the retirement of assets. See Note 9. Supplementary Information of the Notes for additional information.

International Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2008 vs. Results for the Three and Nine Months Ended September 30, 2007

	For the		For the
	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase/(Decrease)
	2008	2007	2008	2007	Three Month	Nine Month
	(Unaudited, in thousands)

Waste and service revenues	$1,033	$946	$2,790	$3,018	$87	$(228)
Electricity and steam sales	79,074	36,454	209,248	126,191	42,620	83,057

Total operating revenues	80,107	37,400	212,038	129,209	42,707	82,829

Plant operating expenses	66,538	27,700	178,359	101,240	38,838	77,119
Depreciation and amortization expense	2,184	2,359	6,929	6,641	(175)	288
Net interest expense on project debt	1,404	1,608	4,575	4,722	(204)	(147)
General and administrative expenses	4,874	1,863	11,928	5,453	3,011	6,475
Other operating expenses	896	(1,970)	(3,308)	(3,010)	2,866	(298)

Total operating expenses	75,896	31,560	198,483	115,046	44,336	83,437

Operating income	$4,211	$5,840	$13,555	$14,163	(1,629)	(608)

The increases in revenues and plant operating expenses under energy contracts at both Indian facilities resulted primarily from increased demand from the electricity offtaker and resulting higher electricity generation.

General and administrative expenses increased by $3.0 million for the three months ended September 30, 2008, as compared to the same period in 2007, respectively, primarily due to normal wage and benefit escalations and additional efforts to grow the business. General and administrative expenses increased by $6.5 million for the nine months ended September 30, 2008, as compared to the same period in 2007, respectively, primarily due to increased litigation expense associated with an insurance claim associated with a facility in China which was sold in 2006, normal wage and benefit escalations and additional business development spending.

Other operating expenses increased by $2.9 million for the three months ended September 30, 2008, as compared to the same period in 2007, primarily due to a $0.9 million foreign currency exchange loss and a $1.7 million gain on the sale of the Linan facility recorded in 2007. Other operating income increased by $0.3 million for the nine months ended September 30, 2008, as compared to the same period in 2007, primarily due to insurance recoveries associated with a facility in China which was sold in 2006, partially offset by the absence of the gain on sale of Linan facility in 2007 and foreign currency exchange losses.

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

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, make debt service payments and grow our business through acquisitions and business development. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. See Management’s Discussion and Analysis of Financial Condition — Overview — Acquisitions and Business Development above.

The frequency and predictability of our receipt of cash from projects differs, depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production.

Additionally, as of September 30, 2008, we had available credit for liquidity of $300 million under the Revolving Loan Facility (as defined below) and unrestricted cash of $169 million.

Under our Revolving Loan Facility, we have pro rata funding commitments from a large consortium of banks, including a 6.8% pro rata commitment from Lehman Brothers Commercial Bank. Lehman Brothers Commercial Bank is a subsidiary of Lehman Brothers Holdings, Inc., which filed for bankruptcy protection in September 2008. We believe that neither the Lehman Brothers Holdings, Inc. bankruptcy, nor the ability of Lehman Brothers Commercial Bank (which is not currently part of such bankruptcy proceeding) to fund it pro rata share of any draw request we may make, will have a material affect on our liquidity or capital resources.

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

On September 22, 2008, we announced that our Board of Directors authorized the purchase of up to $30 million of our common stock in order to respond opportunistically to volatile market conditions. The share repurchases, if any, may take place from time to time based on market conditions and other factors. The authorization is expected to continue only for so long as recent volatile market conditions persist. During the three and nine months ended September 30, 2008, we did not repurchase shares of our common stock.

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

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 6. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008, we were in compliance with the covenants under the Credit Facilities.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.25 to 1.00 for the four quarter period ended September 30, 2008, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges. The maximum Covanta Energy leverage ratio allowed under the Credit Facilities adjusts in future periods as follows:

•	4.00 to 1.00 for each of the four quarter periods ended December 31, 2008, March 31, June 30 and September 30, 2009;
•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;
•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and

•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2008 and 2007:

	For the
	Nine Months Ended		Increase
	September 30,		(Decrease)
	2008	2007	2008 vs 2007
	(Unaudited, in thousands)

Net cash provided by operating activities	$267,498	$244,324	$23,174
Net cash used in investing activities	(118,256)	(111,073)	7,183
Net cash used in financing activities	(129,492)	(227,390)	(97,898)
Effect of exchange rate changes on cash and cash equivalents	(153)	375	(528)

Net increase (decrease) in cash and cash equivalents	$19,597	$(93,764)	113,361

During the first quarter of 2008, we revised our presentation of the condensed consolidated statements of cash flows to present changes in restricted funds held in trust relating to operating activities as a component of cash flow from operating activities and changes in restricted funds held in trust relating to financing activities (debt principal repayments) as a component of cash flow from financing activities; previously we included all changes in restricted funds held in trust as a component of cash flow from financing activities. For the nine months ended September 30, 2007, we have reclassified approximately $15.6 million as a component of cash flow from operating activities in order to conform to the current period presentation on the condensed consolidated statements of cash flows.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $267.5 million, an increase of $23.2 million from the prior year period. The increase was primarily comprised of $56.0 million from a combination of improved operating performance and lower net interest expense. Additionally, we had an increase in non-property insurance receipts of $10.0 million (including $7.2 million of business interruption recoveries related to the SEMASS energy-from-waste facility), offset by incremental increases in restricted funds held in trust of $43.2 million.

Net cash used in investing activities for the nine months ended September 30, 2008 was $118.3 million, an increase of $7.2 million from the prior year period. The increase was primarily related to lower cash outflows for acquisitions of businesses of approximately $43.1 million, offset by higher cash outflows principally comprised of:

•	$16.0 million to acquire land use rights in the United Kingdom and United States in connection with development activities;
•	an increase of $18.7 million related to investments in fixed maturities at our insurance subsidiary, partially offset by an increase of $7.2 million in proceeds from the sale of investments in fixed maturities at our insurance subsidiary;
•	$18.5 million of equity investments, of which $17.1 million related to the Chengdu project, offset by the $10.3 million equity investment in Sanfeng during the comparative period;
•	an increase in capital expenditures of $7.1 million, which includes $3.8 million for purchases associated with alternative energy technology development: and
•	$7.5 million of primarily business development activities.

Net cash used in financing activities for the nine months ended September 30, 2008 was $129.5 million, a decrease of $97.9 million from the prior year period due primarily to the 2007 recapitalization. The net proceeds from refinancing the previously existing credit facilities with the New Credit Facilities was $5.6 million, net of transaction fees. Proceeds of approximately $364.4 million and $136.6 million, each net of underwriting discounts and commissions, were received during the three months ended March 31, 2007 related to underwritten public offerings of Debentures and common stock, respectively. The combination of the proceeds from the public offerings of Debentures and common stock and approximately $130.0 million in cash and restricted cash (available for use as a result of the recapitalization) were utilized for the repayment, by means of a tender offer, of approximately $611.9 million in principal amount of outstanding notes previously issued by certain intermediate subsidiaries.

Project Debt

Domestic Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments and Contingencies. Certain subsidiaries had recourse liability for project debt which is recourse to Covanta ARC LLC, but is non-recourse to us, which as of September 30, 2008 aggregated to $251.2 million.

International Project Debt

Financing for projects in which we have an ownership or operating interest is generally accomplished through commercial loans from local lenders or financing arranged through international banks, bonds issued to institutional investors and from multilateral lending institutions based in the United States. Such debt is generally secured by the revenues generated by the project and other project assets and is without recourse to us. Project debt relating to two international projects in India is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. In most projects, the instruments defining the rights of debt holders generally provide that the project subsidiary may not make distributions to its parent until periodic debt service obligations are satisfied and other financial covenants are complied with.

Other Commitments and Contingencies

Other commitments as of September 30, 2008 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$318,244	$60,289	$257,955
Surety bonds	61,993	—	61,993

Total other commitments — net	$380,237	$60,289	$319,948

The letters of credit were issued under various credit facilities (primarily the Funded L/C Facility) to secure our performance under various contractual undertakings related to our domestic and international projects, or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

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

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2008 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Management believes there have been no material changes during the nine months ended September 30, 2008 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2008. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

Our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures are effective to provide such reasonable assurance.

Our management, including the Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

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

There have been no material changes during the nine months ended September 30, 2008 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a) On October 22, 2008, and effective as of January 1, 2009, we and certain of our subsidiaries entered into substantially identical amendments to employment agreements with our named executive officers in order to comply with and clarify the treatment of certain payments which may be made under such agreements pursuant to section 409A of the Internal Revenue Code. The amendments did not alter the amounts or timing of any payments under the respective employment agreements. A copy of the form of amendment is attached hereto and incorporated herein by reference.

(b) Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.1	Form of Amendment to Employment Agreements with
a. Anthony J. Orlando, President and Chief Executive Officer;
b. Mark A. Pytosh, Executive Vice President and Chief Financial Officer;
c. John M. Klett, Executive Vice President and Chief Operating Officer;
d. Timothy J. Simpson, Executive Vice President, General Counsel and Secretary;
e. Seth Myones, President, Americas Covanta Energy
and certain subsidiaries, dated October 22, 2008, and effective as of January 1, 2009.
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

Date: October 22, 2008