Form 10-K
period 2008-12-31
COVANTA HOLDING CORP
filed 2009-03-02
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,218,393,843. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	February 12, 2009

Common Stock, $0.10 par value per share	154,280,908 shares

Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference

Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1A. Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2008 and in other filings by Covanta with the SEC.

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

About Covanta Holding Corporation

We are a leading developer, owner and operator of infrastructure for the conversion of waste to energy (known as “energy-from-waste”), as well as other waste disposal and renewable energy production businesses in the Americas, Europe and Asia. We are organized as a holding company which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the Americas. We have investments in subsidiaries engaged in insurance operations in California primarily in property and casualty insurance.

We own, have equity investments in, and/or operate 60 energy generation facilities, 50 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our renewable energy business, including a waste procurement business, a biomass procurement business, four landfills, which we use primarily for ash disposal, and several waste transfer stations.

Revenues were $1,664 million, $1,433 million, and $1,269 million and operating income was $256 million, $237 million, and $227 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in revenues and operating income over the past three years is primarily attributable to the successful execution of our operating and growth strategies described below and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Business Development.

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

We believe that our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: waste disposal and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: utilizing energy-from-waste reduces greenhouse gas (“GHG”) emissions, lowers the risk of groundwater contamination, and conserves land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor to GHG emissions. As public planners in the Americas, Europe and Asia address their needs for more environmentally sustainable waste disposal and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative. We will also consider, for application in domestic and international markets, acquiring or developing new technologies that complement our existing renewable energy and waste services businesses.

Our business offers sustainable solutions to energy and environmental problems, and our corporate culture is increasingly focused on themes of sustainability in all of its forms. We aspire to continuous improvement in environmental performance, beyond mere compliance with legally required standards. This ethos is embodied in our “Clean World Initiative”, an umbrella program under which we are:

•	investing in research and development of new technologies to enhance existing operations and create new business opportunities in renewable energy and waste management;

•	exploring and implementing processes and technologies at our facilities to improve energy efficiency and lessen environmental impacts; and
•	partnering with governments and non-governmental organizations to pursue sustainable programs, reduce the use of environmentally harmful materials in commerce, and communicate the benefits of energy-from-waste.

Our Clean World Initiative is designed to be consistent with our mission to be the world’s leading energy-from-waste company by providing environmentally superior solutions, advancing our technical expertise and creating new business opportunities. It represents an investment in our future that we believe will enhance stockholder value.

Business opportunities also may be created as a result of policy changes currently being considered by public officials, particularly in the United States. We are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions, and to policy makers seeking to encourage renewable energy technologies (and the associated “green jobs”) as viable alternatives to reliance on fossil fuels as a source of energy.

Our senior management team has extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We anticipate that a significant part of our future growth will come from acquiring or investing in additional energy-from-waste, waste disposal and renewable energy production businesses in the Americas, Europe and Asia. Our business is capital intensive because it is based on building and operating municipal solid waste processing and energy generating facilities. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries.

In our domestic business, we are pursuing additional growth opportunities through project expansions, new energy-from-waste and other renewable energy projects, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses.

We are also pursuing international waste and/or renewable energy business opportunities, particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste in order to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce GHG emissions. In particular, we are focusing on the United Kingdom, Ireland and China, and are also pursuing opportunities in certain other markets in Europe and in Canada and other markets in the Americas.

During 2008 and 2007, we expanded our network of waste and energy services businesses through acquisitions, equity investments and additional operating and development contracts. In our domestic business, we added four energy-from-waste facilities, two ashfills, five transfer stations and four biomass projects. In addition, we completed the expansion of the energy-from-waste facility located in and owned by Lee County, Florida, and continued to make progress on the expansion of the Hillsborough County, Florida energy-from-waste facility. We also entered into various contract extensions or new service agreements with existing energy-from-waste facilities, such as in Wallingford, Connecticut; Pasco County, Florida; Indianapolis, Indiana; Kent County, Michigan; and Hempstead, New York. In our international business, we announced that we have entered into definitive agreements for the development of a 1,700 metric ton per day (“tpd”) energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. We also purchased equity interests in three companies which are located in China and will be used to develop energy-from-waste projects in China, and one of which has equity interests in two existing energy-from-waste facilities. Additional information related to our acquisitions and business development during 2008 and 2007 is described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Business Development.

Business Segments

Our reportable segments are Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

Additional information about our business segments is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Business Segments and in Note 5. Financial Information by Business Segments of the Notes to the Consolidated Financial Statements (“Notes”).

DOMESTIC BUSINESS

Energy-From-Waste Projects

Energy-from-waste projects have two essential purposes: to provide waste disposal services, typically to municipal clients who sponsor the projects, and to use that waste as a fuel source to generate renewable energy. The electricity or steam generated is generally sold to local utilities or industrial customers, and most of the resulting revenues reduce the overall cost of waste disposal services to the municipal clients. These projects are capable of providing waste disposal services and generating electricity or steam, if properly operated and maintained, for several decades. Generally, we provide these waste disposal services and sell the electricity and steam generated under contracts, which expire on various dates between 2009 and 2034. Many of our service contracts may be renewed for varying periods of time, at the option of the municipal client.

For all energy-from-waste projects, we receive revenue from two primary sources: fees charged for operating projects or processing waste received and payments for electricity and steam sales. We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste and ash disposal fees or operating fees. In addition, we own and in some cases operate, other renewable energy projects in the United States which generate electricity from wood waste (biomass), landfill gas, and hydroelectric resources. The electricity from these other renewable energy projects is sold to utilities under contracts or into the regional power pool at short-term rates. For these projects, we receive revenue from sales of energy, capacity and/or renewable energy credits, and in some cases cash from equity distributions.

We currently operate energy-from-waste projects in 16 states. Most of our energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different reflecting the specific needs and concerns of a client community, applicable regulatory requirements and other factors. The following describes features generally common to these agreements, as well as important distinctions among them:

•	We design the facility, help to arrange for financing and then we either construct and equip the facility on a fixed price and schedule basis, or we undertake an alternative role, such as construction management, if that better meets the goals of our municipal client.

•	For the domestic energy-from-waste projects we own, financing is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the client community. For these facilities, the bond proceeds are loaned to us to pay for facility construction and to fund a debt service reserve for the project, which is generally sufficient to pay principal and interest for one year. Project-related debt is included as “project debt” and the debt service reserves are included as “restricted funds held in trust” in our consolidated financial statements. Generally, project debt is secured by the revenues pledged under the respective indentures and is collateralized by the facility and the contracts and other assets of our project subsidiary.

•	Following construction and during operations, we receive revenue from two primary sources: fees we receive for operating projects or for processing waste received, and payments we receive for electricity and/or steam we sell.

•	We have 22 domestic energy-from-waste projects where we charge a fixed fee (which escalates over time pursuant to contractual indices that we believe are appropriate to reflect price inflation) for operation and maintenance services. We refer to these projects as having a “Service Fee” structure. Our contracts at Service Fee projects provide revenue that does not materially vary based on the amount of waste processed or energy generated and as such is relatively stable for the contract term. In addition, at most of our Service Fee projects, the operating subsidiary retains only a small fraction of the energy revenues generated, with the balance used to provide a credit to the municipal client against its disposal

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

•	We also have 13 domestic energy-from-waste projects at which we receive a per-ton fee under contracts for processing waste. We refer to these projects as having a “Tip Fee” structure. At Tip Fee projects, we generally enter into long-term waste disposal contracts for a substantial portion of project disposal capacity and retain all of the energy revenue generated. These Tip Fee service agreements include stated fixed fees earned by us for processing waste up to certain base contractual amounts during specified periods. These Tip Fee service agreements also set forth the per-ton fees that are payable if we accept waste in excess of the base contractual amounts. The waste disposal and energy revenue from these projects is more dependent upon operating performance and, as such, is subject to greater revenue fluctuation to the extent performance levels fluctuate.

•	We generally sell the energy output from our projects to local utilities pursuant to long-term contracts. Where a Service Fee structure exists, our client community usually retains most (generally 90%) of the energy revenues generated and pays the balance to us. Where Tip Fee structures exist, we generally retain 100% of the energy revenues. At several of our energy-from-waste projects, we sell energy output under short-term contracts or on a spot-basis into the regional electricity grid. At our Tip Fee projects, we generally have a greater exposure to energy market price fluctuation, as well as a greater exposure to variability in project operating performance.

•	Under both structures, our returns are expected to be stable if we do not incur material unexpected operation and maintenance costs or other expenses. In addition, most of our energy-from-waste project contracts are structured so that contract counterparties generally bear, or share in, the costs associated with events or circumstances not within our control, such as uninsured force majeure events and changes in legal requirements. The stability of our revenues and returns could be affected by our ability to continue to enforce these obligations. Also, at some of our energy-from-waste facilities, commodity price risk is mitigated by passing through commodity costs to contract counterparties.

•	We agree to operate the facility and meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. Failure to meet these requirements or satisfy the other material terms of our agreement (unless the failure is caused by our client community or by events beyond our control), may result in damages charged to us or, if the breach is substantial, continuing and unremedied, termination of the applicable agreement. These damages could include amounts sufficient to repay project debt (as reduced by amounts held in trust and/or proceeds from sales of facilities securing project debt) and as such, these contingent obligations cannot readily be quantified. We have issued performance guarantees to our client communities and, in some cases other parties, which guarantee that our project subsidiaries will perform in accordance with contractual terms including, where required, the payment of such damages. If one or more contracts were terminated for our default, these contractual damages may be material to our cash flow and financial condition. To date, we have not incurred material liabilities under such performance guarantees.

•	The client community generally must deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a fee for its disposal. A put-or-pay commitment means that the client community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal, regardless of whether the full amount of waste is actually delivered. Where a Service Fee structure exists, portions of the service fee escalate to reflect indices for inflation, and in many cases, the client community must also pay for other costs, such as insurance, taxes, and transportation and disposal of the ash residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the client community. In addition, the contracts generally require the client community to pay increased expenses and capital costs resulting from unforeseen circumstances, subject to specified limits. At three publicly-owned facilities we operate, our client community may terminate the operating contract under limited circumstances without cause.

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

To date, we have been successful in extending our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Business Development for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. However, we do not believe that either our success or lack of success in entering into additional negotiated extensions to operate such facilities will have a material impact on our cash flow and profitability. See Item 1A. Risk Factors — We may face increased risk of market influences on our revenues after our contracts expire.

In conjunction with our domestic energy-from-waste business, we also own and/or operate ten transfer stations, two ashfills and two landfills in the northeast United States, which we utilize to supplement and manage more efficiently the fuel and ash disposal requirements at our energy-from-waste operations. We provide waste procurement services to our waste disposal and transfer facilities which have available capacity to receive waste. With these services, we seek to maximize our revenue and ensure that our energy-from-waste facilities are being utilized most efficiently, taking into account maintenance schedules and operating restrictions that may exist from time to time at each facility. We also provide management and marketing of ferrous and non-ferrous metals recovered from energy-from-waste operations, as well as services related to non-hazardous special waste destruction and residue management for our energy-from-waste projects.

Biomass Projects

We own and operate seven wood-fired generation facilities and have a 55% interest in a partnership which owns another wood-fired generation facility. Six of these facilities are located in California, and two are located in Maine. The combined gross energy output from these facilities is 191 megawatts (“MW”). We derive revenue from our biomass facilities from sales of electricity, capacity, and where available, renewable energy credits. Four of these facilities sell their energy output at fixed rates pursuant to contracts, while the other four facilities sell into local power pools at rates that float with the market.

At all of these projects, we purchase fuel pursuant to short term contracts or other arrangements, in each case at prevailing market rates which exposes us to fuel price risk. The price of fuel varies depending upon the time of year, local supply, and price of energy. As such, and unlike our energy-from-waste businesses, we earn income at our biomass facilities based on the margin between our cost of fuel and our revenue from selling the related output. In 2008, revenue from our biomass projects represented approximately 6% of our domestic revenue.

Other Renewable Energy Projects

We also engage domestically in developing, owning and/or operating renewable energy production facilities utilizing a variety of energy sources such as water (hydroelectric) and landfill gas. We derive our revenues from these facilities primarily from the sale of energy, capacity, and where available, renewable energy credits. We generally operate and maintain these projects for our own account or we do so on a cost-plus basis rather than a fixed-fee basis.

Hydroelectric — We own a 50% equity interest in two run-of-river hydroelectric facilities which have a combined gross generating capacity of 17 MW. Both facilities are located in the State of Washington and both sell energy and capacity to Puget Sound Energy under long-term energy contracts.

Landfill Gas — We own and operate four landfill gas projects located in California and one in Massachusetts which produce electricity by burning methane gas produced in landfills. The combined gross energy output from these facilities is 17 MW. These projects sell energy to various utilities. Upon the expiration of the energy contracts, we expect that these projects will enter into new power off-take arrangements or will be shut down.

Summary information with respect to our domestic projects that are currently operating is provided in the following table:

						Contract
			Design Capacity			Expiration Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

A.	ENERGY-FROM-WASTE PROJECTS
	TIP FEE STRUCTURES
1.	Alexandria/Arlington	Virginia	975	22.0	Owner/Operator	2013	2023
2.	Delaware Valley	Pennsylvania	2,688	87.0	Lessee/Operator	2017	2016
3.	Haverhill	Massachusetts	1,650	44.6	Owner/Operator	N/A	2019
4.	Hempstead(1)	New York	2,505	72.0	Owner/Operator	2034	2009
5.	Indianapolis(2)(3)	Indiana	2,362	6.5	Owner/Operator	2018	2028
6.	Kent County(2)(4)	Michigan	625	16.8	Operator	2023	2023
7.	Niagara(2)	New York	2,250	50.0	Owner/Operator	N/A	2014
8.	Pittsfield	Massachusetts	240	8.6	Owner/Operator	2015	2015
9.	Southeast Massachusetts(5)	Massachusetts	2,700	78.0	Owner/Operator	N/A	2015
10.	Springfield	Massachusetts	400	9.4	Owner/Operator	2014	2010
11.	Tulsa	Oklahoma	1,125	16.5	Owner/Operator	N/A	2009
12.	Union County	New Jersey	1,440	42.1	Lessee/Operator	2023	2009
13.	Warren County	New Jersey	450	13.5	Owner/Operator	N/A	2013
	SERVICE FEE STRUCTURES
14.	Babylon	New York	750	16.8	Owner/Operator	2019	2018
15.	Bristol	Connecticut	650	16.3	Owner/Operator	2014	2014
16.	Detroit(2)(5)(6)	Michigan	2,832	68.0	Lessee/Operator	2009	2024
17.	Essex County	New Jersey	2,277	66.0	Owner/Operator	2020	2020
18.	Fairfax County	Virginia	3,000	93.0	Owner/Operator	2011	2015
19.	Harrisburg(7)	Pennsylvania	800	20.8	Operator	2018	2009
20.	Hartford(5)(8)	Connecticut	2,000	68.5	Operator	2012	2012
21.	Hennepin County	Minnesota	1,212	38.7	Operator	2018	2018
22.	Hillsborough County(9)	Florida	1,800	46.5	Operator	2027	2010
23.	Honolulu(5)(6)	Hawaii	2,160	57.0	Lessee/Operator	2010	2015
24.	Huntington(10)	New York	750	24.3	Owner/Operator	2012	2012
25.	Huntsville(2)	Alabama	690	—	Operator	2016	2014
26.	Lake County	Florida	528	14.5	Owner/Operator	2014	2014
27.	Lancaster County	Pennsylvania	1,200	33.1	Operator	2016	2016
28.	Lee County	Florida	1,836	57.3	Operator	2024	2015
29.	Marion County	Oregon	550	13.1	Owner/Operator	2014	2014
30.	Montgomery County	Maryland	1,800	63.4	Operator	2016	2010
31.	Onondaga County	New York	990	39.2	Owner/Operator	2015	2025
32.	Pasco County(11)	Florida	1,050	29.7	Operator	2016	2024
33.	Southeast Connecticut	Connecticut	689	17.0	Owner/Operator	2015	2017
34.	Stanislaus County	California	800	22.4	Owner/Operator	2010	2010
35.	Wallingford(12)	Connecticut	420	11.0	Owner/Operator	2020	2010

		SUBTOTAL	48,194	1,283.6

						Contract
			Design Capacity			Expiration Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

B.	ANCILLARY WASTE PROJECTS ASH and LANDFILLS
36.	CMW — Semass	Massachusetts	1,700	N/A	Operator	2016	N/A
37.	Haverhill	Massachusetts	555	N/A	Lessee/Operator	N/A	N/A
38.	Peabody (ash only)	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
39.	Springfield (ash only)	Massachusetts	175	N/A	Owner/Operator	N/A	N/A

		SUBTOTAL	3,130
	TRANSFER STATIONS
40.	Braintree	Massachusetts	1,200	N/A	Owner/Operator	2015	N/A
41.	Canaan	New York	600	N/A	Owner/Operator	N/A	N/A
42.	Derwood	Maryland	2,500	N/A	Operator	2015	N/A
43.	Danvers	Massachusetts	250	N/A	Operator	2011	N/A
44.	Essex	Massachusetts	6	N/A	Operator	2015	N/A
45.	Holliston	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
46	Lynn	Massachusetts	885	N/A	Owner/Operator	N/A	N/A
47.	Mamaroneck	New York	800	N/A	Owner/Operator	2015	N/A
48.	Mt. Kisco	New York	350	N/A	Owner/Operator	2018	N/A
49.	Springfield	Massachusetts	500	N/A	Owner/Operator	N/A	N/A

		SUBTOTAL	7,791
C.	OTHER RENEWABLE ENERGY PROJECTS BIOMASS
50.	Burney Mountain	California	N/A	11.4	Owner/Operator	N/A	2015
51.	Delano	California	N/A	49.5	Owner/Operator	N/A	2017
52.	Jonesboro	Maine	N/A	24.5	Owner/Operator	N/A	N/A
53.	Mendota	California	N/A	25.0	Owner/Operator	N/A	2014
54.	Mount Lassen	California	N/A	11.4	Owner/Operator	N/A	2015
55.	Pacific Oroville	California	N/A	18.7	Owner/Operator	N/A	2016
56.	Pacific Ultrapower Chinese Station(13)	California	N/A	25.6	Part Owner	N/A	2017
57.	West Enfield	Maine	N/A	24.5	Owner/Operator	N/A	N/A

		SUBTOTAL		190.6
	HYDROELECTRIC
58.	Koma Kulshan(14)	Washington	N/A	12.0	Part Owner/Operator	N/A	2037
59.	Weeks Falls(14)	Washington	N/A	5.0	Part Owner	N/A	2022

		SUBTOTAL		17.0
	LANDFILL GAS
60.	Haverhill	Massachusetts	N/A	1.6	Lessee/Operator	N/A	N/A
61.	Otay	California	N/A	7.4	Owner/Operator	N/A	2009-2015
62.	Oxnard	California	N/A	5.6	Owner/Operator	N/A	2009
63.	Salinas	California	N/A	1.5	Owner/Operator	N/A	2012
64.	Stockton	California	N/A	0.8	Owner/Operator	N/A	2012

		SUBTOTAL		16.9

(1)	We entered into a new Tip Fee contract with the Town of Hempstead for a term of 25 years commencing upon expiration of the existing contract in August 2009. This contract provides approximately 50% of the facility’s capacity. We also entered into new Tip Fee contracts with other customers that expire between February 2011 and December 2014. These contracts provide an additional 40% of the facility’s capacity.

(2)	These facilities have been designed to export steam for sale.

(3)	We entered into a new Tip Fee contract with the City of Indianapolis for a term of 10 years which commenced upon expiration of the existing Service Fee contract in December 2008. This contract represents approximately 50% of the facility’s capacity.

(4)	We entered into a new Tip Fee contract with Kent County in Michigan which commenced on January 1, 2009 and extended the existing contract from 2010 to 2023. This contract is expected to supply waste utilizing most or all of the facility’s capacity. Previously this was a Service Fee contract.

(5)	These facilities use a refuse-derived fuel technology.

(6)	We lease these projects from third party lessors under arrangements where the lease benefits and burdens are primarily those of the related client community.

(7)	We entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and have a right of first refusal to purchase the facility. See Note 3. Acquisitions, Business Development and Dispositions of the Notes.

(8)	Under contracts with the Connecticut Resource Recovery Authority, we operate only the boilers and turbines for this facility.

(9)	With respect to this project, we have entered into agreements to expand waste processing capacity from 1,200 tpd to 1,800 tpd and to increase gross electricity capacity from 29.0 MW to 46.5 MW. The agreements also extended the contract term from 2007 to 2027. Completion of the expansion, and commencement of the operation of the expanded project, is expected in 2009.

(10)	Owned by a limited partnership in which the limited partners are not affiliated with us.

(11)	We entered into a new Service Fee contract with the Pasco County Commission in Florida which commenced on January 1, 2009 and extended the existing contract from 2011 to 2016.

(12)	We entered into Tip Fee contracts which will supply waste to the Wallingford, Connecticut facility, following the expiration of the existing Service Fee contract in 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

(13)	We have a 55% ownership interest in this project.

(14)	We have a 50% ownership interest in these projects.

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

•	Some of the countries in which we currently operate are lesser developed countries or developing countries where the political, social and economic conditions are quite different, and are often less stable, than those conditions prevailing in the United States or other developed countries. In order to mitigate these risks both at the outset of project development and over time, we often develop projects jointly with experienced and respected local companies.

•	When a project is developed, we undertake a credit analysis of the proposed power purchaser and/or fuel suppliers (which for energy-from-waste projects are often municipal governments).

•	We have typically sought to negotiate long-term contracts for the supply of fuel with reliable suppliers. For our projects that are not energy-from-waste facilities, we have sought, to the extent practicable, to shift the consequences of interruptions in the delivery of fuel (whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier’s control) to the electricity purchaser or service recipient by securing a suspension of the project’s operating responsibilities under the applicable agreements and an extension of our operating concession under such agreements. In some instances, we require the energy purchaser or service recipient to continue to make payments of fixed costs if such interruptions occur. In order to mitigate the effect of short-term interruptions in the supply of fuel, we have also endeavored to provide on-site storage of fuel in sufficient quantities to address such interruptions.

•	For our energy-from-waste projects in international markets, we expect that a significant portion of each project’s waste supply would be under long-term contracts with sponsoring municipalities, thus reducing the risk of fuel supply interruptions or price instability. Where market conditions are favorable, we may also reserve a portion of a facility’s capacity for shorter term contracts, or receive waste on a spot basis.

•	At some of our international independent power projects, our operating subsidiaries purchase fuel in the open market. However, in most cases, the fuel price risk is borne by the energy purchaser because such risk from changes in fuel prices is passed through under the contract. In some of our international projects, the project entity has entered into long-term fuel purchase contracts that protect the project from changes in fuel prices, provided counterparties to such contracts perform their commitments.

•	Payment for services that we provide will often be made in whole or in part in the domestic currencies of the host countries. Local governments generally do not assure conversion of such currencies into U.S. dollars, which may be subject to limitations in the currency markets, as well as restrictions of the host country. In addition, fluctuations in the value of such currencies against the value of the U.S. dollar may cause our participation in such projects to yield less return than expected. Transfer of earnings, capital and profits in any form beyond the borders of the host country may be subject to special taxes or limitations imposed by host country laws. We have sought to participate in projects where the host country has allowed the convertibility of its currency into U.S. dollars and repatriation of earnings, capital and profits subject to compliance with local regulatory requirements. In some cases, components of project costs incurred or funded in U.S. dollars are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation, and consequently there is risk in such situations that such power purchaser or service recipient will, at least in the near-term, be less able or willing to pay for the project’s power or service.

We have sought to manage and mitigate these risks through all appropriate means, including:

•	developing projects jointly with experienced local partners;
•	political and financial analysis of the host countries and the key participants in each project;
•	guarantees of relevant agreements with creditworthy entities;
•	political risk and other forms of insurance; and/or
•	participation by United States and/or international development finance institutions in the financing of projects.

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

International Projects

We presently have interests in international power projects with an aggregate generating capacity of approximately 969 MW (gross), with our portion of the ownership in these facilities representing approximately 365 MW. In addition to our headquarters in Fairfield, New Jersey, our international business is facilitated through field offices in Shanghai, Beijing and Guangzhou, China; Chennai, India; Manila, Philippines; Dublin, Ireland; and Birmingham, England. The following describes the important features of these projects, by fuel type:

Energy-From-Waste

In Operation

We purchased a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, People’s Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd, 24 MW mass-burn energy-from-waste projects (Fuzhou project and Tongqing project). Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest in Sanfeng. The solid waste supply for the projects comes from municipalities under long-term contracts. The municipalities also have the obligation to coordinate the purchase of power from the facilities as part of the long-term contracts for waste disposal. The electrical output from these projects is sold at governmentally established preferential rates under short-term arrangements with local power bureaus. In December 2008, we entered into an agreement with Beijing Baoluo Investment Co., Ltd. (“Beijing Baoluo”) to purchase a direct 58% equity interest in the Fuzhou project for approximately $14 million. This purchase is conditional upon various regulatory and other conditions precedent and is expected to close in early 2009.

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

Under Advanced Development/Construction

China
We and Chongqing Iron & Steel Company (Group) Limited have entered into a 25 year contract to build, own, and operate an 1,800 tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We have a 49% equity interest in the project joint venture. The Chengdu project is expected to commence construction in early 2009, and commence operations in 2011.

Ireland
We announced that we have entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project, which marks our most significant entry to date into the European waste and renewable energy markets, is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. Under the Dublin project agreements, several customary conditions must be satisfied before full construction can begin, including the issuance of all required licenses and permits and approvals.

We are responsible for the design and construction of the project, which is estimated to cost approximately 350 million euros and will require 36 months to complete, once full construction commences. We will operate and maintain the project for Dublin Waste to Energy Limited, which has a 25-year Tip Fee type contract with Dublin to provide disposal service for approximately 320,000 metric tons of waste annually. The project is structured on a build-own-operate-transfer model, where ownership will transfer to Dublin after the 25-year term, unless extended. The project is expected to sell electricity into the local grid under short-term arrangements. We and DONG Energy

Generation A/S have committed to provide financing for all phases of the project, and we expect to arrange for project financing. The primary approvals and licenses for the project have been obtained, and any remaining consents and approvals necessary to begin full construction are expected to be obtained in due course. We have begun to perform preliminary site demolition work and expect to commence full construction during the second quarter of 2009.

Hydroelectric

We operate two hydroelectric facilities in Costa Rica through an operating subsidiary pursuant to long-term contracts. We also have a nominal equity investment in each project. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a Costa Rica national electric utility.

Coal

A partnership, in which we hold a 26% equity interest, owns a 510 MW (gross) coal-fired electric power generation facility located in Mauban, Quezon Province, the Philippines (“Quezon”). The remaining equity interests are held by an affiliate of International Generating Company, an affiliate of Electricity Generating Public Company Limited (a company listed on the Stock Exchange of Thailand) and an entity owned by the original project developer. The Quezon project sells electricity to the Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila.

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

We also have a majority equity interest in a 24 MW (gross) coal-fired cogeneration facility in the People’s Republic of China. The project entity, in which we hold a majority interest, operates this project. The party holding a minority position in the project is an affiliate of the local municipal government. While the steam produced at this project is intended to be sold under a long-term contract to its industrial host, in practice, steam has been sold on either a short-term basis to local industries or the industrial host, in each case at varying rates and quantities. The electric power is sold at an “average grid rate” to a subsidiary of the provincial power bureau.

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

Heavy Fuel-Oil

We hold majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in India. We hold a 60% equity interest in the first project (the “Samalpatti project”), which is located near Samalpatti, in the state of Tamil Nadu. The remaining equity interests in the Samalpatti project are held by affiliates of Shapoorji Pallonji Infrastructure Capital Co. Ltd. and by Wartsila India Power Investment, LLC. We hold a 77%

equity interest in the second project (the “Madurai project”), which is located in Samayanallur, also in the state of Tamil Nadu. The remaining equity interest in the Madurai project is held by an Indian company controlled by the original project developer. Both projects sell their electrical output to the Tamil Nadu Electricity Board (“TNEB”) pursuant to long-term agreements with a full pass-through all-in pricing structure that takes into account specified heat rates, operation and maintenance costs, and equity returns. TNEB’s obligations are guaranteed by the government of the state of Tamil Nadu. Indian oil companies supply the oil requirements of both projects through 15-year fuel supply agreements based on market prices. We operate both projects through subsidiaries under long-term agreements with the project companies.

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

Summary information with respect to our international projects that are currently operating is provided in the following table:

			Design Capacity
			Waste			Contract Expiration Dates
			Disposal	Gross		Service/
			(Metric	Electric		Waste
		Location	TPD)	(MW)	Nature of Interest	Disposal	Energy

A.	ENERGY-FROM-WASTE
	TIP FEE STRUCTURES
1.	Fuzhou(1)(2)	China	1,200	24	Part Owner	2032	N/A
2.	Tongqing(1)	China	1,200	24	Part Owner/Operator	2027	N/A
3.	Trezzo(3)	Italy	500	18	Part Owner/Operator	2023	2023

		SUBTOTAL	2,900	66
B.	HYDROELECTRIC
4.	Don Pedro(4)	Costa Rica	N/A	14	Part Owner/Operator	N/A	2009
5.	Rio Volcan(4)	Costa Rica	N/A	17	Part Owner/Operator	N/A	2009

		SUBTOTAL		31
C.	COAL
6.	Quezon(5)	Philippines	N/A	510	Part Owner/Operator	N/A	2025
7.	Yanjiang(6)	China	N/A	24	Part Owner/Operator	N/A	N/A

		SUBTOTAL		534
D.	NATURAL GAS
8.	Haripur(7)	Bangladesh	N/A	126	Part Owner/Operator	N/A	2014

E.	HEAVY FUEL-OIL
9.	Madurai(8)	India	N/A	106	Part Owner/Operator	N/A	2016
10.	Samalpatti(9)	India	N/A	106	Part Owner/Operator	N/A	2016

		SUBTOTAL		212

(1)	We have a 40% equity interest in Sanfeng, which owns equity interests of approximately 32% and 25% in the Fuzhou and Tongqing projects, respectively. Sanfeng operates the Tongqing project. The Fuzhou project company, in which Sanfeng has a 32% interest, operates the Fuzhou project. Ownership of these projects transfers to the applicable municipality at the expiration of the applicable concession agreement.

(2)	In December 2008, we entered into an agreement with Beijing Baoluo to purchase a direct 58% equity interest in the Fuzhou project for approximately $14 million. This purchase is conditional upon various regulatory and other conditions precedent and is expected to close in early 2009. See Note 3. Acquisitions, Business Development and Dispositions of the Notes.

(3)	We have a 13% interest in this project and a 40% interest in the operator Ambiente 2000 S.r.l.

(4)	We have nominal ownership interests in these projects.

(5)	We have an approximate 26% ownership interest in this project.

(6)	We have an approximate 96% ownership interest in this project. Assets of this project revert back to the local Chinese partner at the expiration of the Joint Venture Contract in 2017.

(7)	We have an approximate 45% ownership interest in this project. This project is capable of operating through combustion of diesel oil in addition to natural gas.

(8)	We have an approximate 77% ownership interest in this project.

(9)	We have a 60% ownership interest in this project.

MARKETS, COMPETITION AND BUSINESS CONDITIONS

General Business Conditions

Our business can be adversely affected by general economic conditions, war, inflation, adverse competitive conditions, governmental restrictions and controls, changes in laws, natural disasters, energy shortages, fuel costs, weather, the adverse financial condition of customers and suppliers, various technological changes and other factors over which we have no control. As global populations and consequent economic activity increase, we expect that demand for energy and effective waste management technologies will increase. We expect this to create generally favorable long-term conditions for our existing business and for our efforts to grow our business. We expect that any cyclical or structural downturns in general economic activity may adversely affect both our existing businesses and our ability to grow through development or acquisitions.

Conditions Affecting Our Existing Business

We expect that our existing domestic businesses will experience short-term effects of the current economic dislocations and softening of markets, primarily in the form of declining prices for recycled metals, and for the portion of our energy sales and waste we process at market rates (both of which represent a relatively small portion of our 2008 domestic revenue).

With respect to our existing waste-related businesses, including our energy-from-waste and waste procurement business, we compete in waste disposal markets, which are highly competitive. In the United States, the market for waste disposal is almost entirely price-driven and is greatly influenced by economic factors within regional “waste sheds.” These factors include:

•	regional population and overall waste production rates;
•	the number of other waste disposal sites (including principally landfills and transfer stations) in existence or in the planning or permitting process;
•	the available disposal capacity (in terms of tons of waste per day) that can be offered by other regional disposal sites; and
•	the availability and cost of transportation options (e.g., rail, inter-modal, trucking) to provide access to more distant disposal sites, thereby affecting the size of the waste shed itself.

In the domestic waste disposal market, disposal service providers seek to obtain waste supplies for their facilities by competing on disposal price (usually on a per-ton basis) with other disposal service providers. At all but thirteen of our energy-from-waste facilities, we typically do not compete in this market because we do not have the contractual right to solicit waste. At these facilities, the client community is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to us. At thirteen of our energy-from-waste facilities and at our waste procurement services businesses, we are responsible for obtaining material amounts of waste supply, and therefore, actively compete in these markets to enter into spot, medium- and long-term contracts. These energy-from-waste projects are generally in densely populated areas, with high waste generation rates and numerous large and small participants in the regional market. Our waste operations are largely concentrated in the northeastern United States. See Item 1A. Risk Factors — Our waste operations are concentrated in one region, and expose us to regional economic or market declines for additional information concerning this geographic concentration. Certain of our competitors in these markets are vertically-integrated waste companies which include waste collection operations, and thus have the ability to control supplies of waste which may restrict our ability to offer disposal services at attractive prices. Our business does not include waste collection operations.

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

With respect to our sales of electricity and other energy products, we currently sell the majority of our output pursuant to long-term contracts. Accordingly, we generally do not sell our output into markets where we must compete on price. As these contracts expire, we will participate in such markets if we are unable to (or decide not to) enter into new or renewed long-term contracts. In certain countries where we are seeking new waste and energy projects, such as China and the United Kingdom, we may sell our electricity output on short term arrangements to local or regional government entities, or directly into the local electricity grid, rather than pursuant to contract. In these markets, we will have greater exposure to electricity price fluctuations. As energy prices continue to fluctuate in the United States and other countries, we may sell our output pursuant to short-term agreements or directly into regional electricity grids, in which case we would have relatively greater exposure to energy market fluctuations. See discussion under Item 1A. Risk Factors — We may face increased risk of market influences on our revenues after our contracts expire for additional information concerning the expiration of existing contracts.

The initial long term contracts we entered into when our energy-from-waste projects were originally financed will be expiring at various dates through 2017. As we seek to enter into extended or new contracts following these expiration dates, we expect that medium and long term contracts for waste supply, for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace. We also expect that it may be relatively more difficult to enter into medium and long term contracts for sales of energy. As a result, following the expiration of these initial long term contracts, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets. By 2010, we expect approximately 50% of our domestic energy revenue to be sold at market rates unless contractual arrangements we put in place provide otherwise.

Conditions Affecting Our Growth

Competition for new contracts and projects is intense in all markets in which we conduct or intend to conduct business, and our businesses are subject to a variety of competitive, regulatory and market influences.

The domestic marketplace for new renewable energy projects, including energy-from-waste projects, may be affected by the current economic dislocations, as well as the outcome of current policy debates described below under Regulation of Business — Regulations Affecting our Domestic Business — Recent Policy Debate Regarding Climate Change and Renewable Energy. We are actively engaged in the discussion among policy makers regarding the benefits of energy-from-waste and other renewable energy technologies. The extent to which any resulting legislation will affect the markets in which we compete, including opportunities for new projects, may depend in part on the extent to which any such legislation recognizes those benefits.

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

Technology, Research and Development

We have the exclusive right to market the proprietary mass-burn technology of Martin GmbH fur Umwelt und Energietechnik, referred to herein as “Martin” in the United States, Canada, Mexico, Bermuda and certain Caribbean countries (the “Territory”). Through our investment in Sanfeng, we also have access to the Martin Sity 2000 mass-burn technology in China. The principal feature of the Martin technology is the stoker grate upon which the waste is burned. The patent for the basic stoker grate technology used in the Martin technology has expired and there are various other expired and unexpired patents relating to the Martin technology. We believe that it is Martin’s know-how and worldwide reputation in the energy-from-waste industry, and our know-how in designing, constructing and operating energy-from-waste facilities, rather than the use of patented technology, that is important to our competitive position in the energy-from-waste industry. We do not believe that the expiration of the remaining patents covering portions of the Martin technology will have a material adverse effect on our financial condition or competitive position.

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

The cooperation agreement gives us exclusive rights to the Martin technologies only in the Territory. We have pursued, and intend to continue to pursue, opportunities in markets beyond the Territory, and will seek to utilize the most appropriate technology for the markets where these opportunities exist (which may include Martin technologies or those of other entities), and to obtain the necessary technology rights either on an exclusive or project-specific basis.

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

We believe that energy-from-waste technologies offer an environmentally superior solution to waste disposal and energy challenges faced by leaders around the world, and that our efforts to expand our domestic and international businesses will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, and combustion controls. During 2008 and 2007, we advanced our research and development efforts in these areas, and have developed new and cost-effective technologies that represented major advances in controlling nitrogen oxide (NOx) emissions. These technologies, for which patents are pending, have been tested at existing facilities and we are now operating and/or installing such systems at several of our facilities. We also developed and have patents pending for a proprietary process to improve the handling of the residue from our energy-from-waste facilities. In 2008, we entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. We intend to maintain a focus in the years ahead on research and development of technologies in these and other areas that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

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

The Environmental Regulatory Laws require that many permits be obtained before the commencement of construction and operation of any waste or renewable energy project, and further require that permits be maintained throughout the operating life of the facility. We can provide no assurance that all required permits will be issued or re-issued, and the process of obtaining such permits can often cause lengthy delays, including delays caused by third-party appeals challenging permit issuance. Our failure to meet conditions of these permits or of the Environmental Regulatory Laws can subject us to regulatory enforcement actions by the appropriate governmental unit, which could include fines, penalties, damages or other sanctions, such as orders requiring certain remedial actions or limiting or prohibiting operation. See Item 1A. Risk Factors — Compliance with environmental laws could adversely affect our results of operations. To date, we have not incurred material penalties, been required to incur material capital costs or additional expenses, or been subjected to material restrictions on our operations as a result of violations of Environmental Regulatory Laws or permit requirements.

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

In 2006, the Environmental Protection Agency (“EPA”) issued revisions to the New Source Performance Standards (“NSPS”) and Emission Guidelines (“EG”) applicable to new and existing municipal waste combustion (“MWC”) units (the “Revised MACT Rule”). The Revised MACT Rule lowered the emission limits for most of the regulated air pollutants emitted by MWCs. The general compliance deadline for the revised EG is April 28, 2009; however, the actual compliance date for a particular facility may be earlier or later depending on the state in which the facility is located. Certain capital improvements to comply with revised EG were required and are being implemented at one of our existing energy-from-waste facilities, which we operate on behalf of a municipality. Most existing facilities also will incur increased operating and maintenance costs to meet the revised EG requirements, none of which are expected to be material.

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

In 2006, EPA issued a final rule to implement the revised National Ambient Air Quality Standards for fine particulate matter, or PM2.5 (“Revised PM2.5 Rule”). Unlike the Revised MACT Rule discussed above, the Revised PM2.5 Rule is not specific to energy-from-waste facilities, but instead is a nationwide standard for ambient air quality. The primary impact of the Revised PM2.5 Rule will be on those counties in certain states that are designated by EPA as “non-attainment” with respect to those standards. EPA’s Revised PM2.5 Rule will guide state implementation plan (“SIP”) revisions and could result in more stringent regulation of certain energy-from-waste facility emissions that already are regulated by the Revised MACT Rule. In December 2008, EPA issued “non-attainment” designations pursuant to the Revised PM2.5 Rule for 211 counties in 25 states, including 8 states in which we operate; however, those designations are subject to review by the Obama Administration. SIP revisions to meet the Revised PM2.5 Rule presently are not due until April 2012. We are not able to predict the timing and potential outcome of any new PM2.5 emission control requirements for MWCs at this time.

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

Energy Regulations

Our businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of domestic facilities. The Federal Energy Regulatory Commission (“FERC”), among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the Federal Power Act (“FPA”). In addition, under existing regulations, FERC determines whether an entity owning a generation facility is an Exempt Wholesale Generator (“EWG”), as defined in the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). FERC also determines whether a generation facility meets the ownership and technical criteria of a Qualifying Facility (cogeneration facilities and other facilities making use of non-fossil fuel power sources such as waste, which meet certain size and other applicable requirements, referred to as “QF”), under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). Each of our U.S. generating facilities has either been determined by FERC to qualify as a QF or is otherwise exempt, or the subsidiary owning the facility has been determined to be an EWG.

Federal Power Act — The FPA gives FERC exclusive rate-making jurisdiction over the wholesale sale of electricity and transmission of electricity in interstate commerce. Under the FPA, FERC, with certain exceptions, regulates the owners of facilities used for the wholesale sale of electricity or transmission of electricity in interstate commerce as public utilities. The FPA also gives FERC jurisdiction to review certain transactions and numerous other activities of public utilities. Our QFs are currently exempt from FERC’s rate regulation under Sections 205 and 206 of the FPA because (i) the QF is 20 MW or smaller, (ii) its sales are made pursuant to a state regulatory authority’s implementation of PURPA or (iii) its sales are made pursuant to a contract executed on or before March 17, 2006.

Under Section 205 of the FPA, public utilities are required to obtain FERC’s acceptance of their rate schedules for the wholesale sale of electricity. Certain of our generating companies in the United States have sales of electricity pursuant to market-based rates authorized by FERC. FERC’s orders that grant our generating companies market-based rate authority reserve the right to revoke or revise that authority if FERC subsequently determines that we can exercise market power, create barriers to entry, or engage in abusive affiliate transactions. In addition, amongst other requirements, our market-based sales are subject to certain market behavior rules and, if any of our generating companies were deemed to have violated any one of those rules, such generating company would be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of their market-based rate authority, as well as criminal and civil penalties.

In compliance with Section 215 of the Energy Policy Act of 2005 (“EPAct 2005”), FERC has approved the North American Electric Reliability Corporation, or “NERC”, as the National Energy Reliability Organization, or “ERO”. As the ERO, NERC is responsible for the development and enforcement of mandatory reliability standards for the wholesale electric power system. We are responsible for complying with the standards in the regions in which we operate. NERC also has the ability to assess financial penalties for non- compliance. In addition to complying with NERC requirements, each of our entities must comply with the requirements of the regional reliability council for the region in which that entity is located.

Public Utility Holding Company Act of 2005 — PUHCA 2005 provides FERC with certain authority over and access to books and records of public utility holding companies not otherwise exempt by virtue of their ownership of EWGs, QFs, and Foreign Utility Companies, as defined in PUHCA 2005. We are a public utility holding company, but because all of our generating facilities have QF status, are otherwise exempt, or are owned through EWGs, we are exempt from the accounting, record retention, and reporting requirements of PUHCA 2005.

EPAct 2005 eliminated the limitation on utility ownership of QFs. Over time, this may result in greater utility ownership of QFs and serve to increase competition with our businesses. EPAct 2005 also extended or established certain renewable energy incentives and tax credits which might be helpful to expand our businesses or for new development.

Public Utility Regulatory Policies Act — PURPA was passed in 1978 in large part to promote increased energy efficiency and development of independent power producers. PURPA created QFs to further both goals, and FERC is primarily charged with administering PURPA as it applies to QFs. FERC has promulgated regulations that exempt QFs from compliance with certain provisions of the FPA, PUHCA 2005, and certain state laws regulating the rates charged by, or the financial and organizational activities of, electric utilities. The exemptions afforded by PURPA to QFs from regulation under the FPA and most aspects of state electric utility regulation are of great importance to us and our competitors in the energy-from-waste and independent power industries.

PURPA also initially included a requirement that utilities must buy and sell power to QFs. Among other things, EPAct 2005 eliminated the obligation imposed on utilities to purchase power from QFs at an avoided cost rate where the QF has non-discriminatory access to wholesale energy markets having certain characteristics, including nondiscriminatory transmission and interconnection services. In addition, FERC has established a regulatory presumption that QFs with a capacity greater than 20 MW have non-discriminatory access to wholesale energy markets in most geographic regions in which we operate. As a result, many of our expansion, renewal and development projects must rely on competitive energy markets rather than PURPA’s historic avoided cost rates in establishing and maintaining their viability. Existing contracts entered into under PURPA are not impacted, but as these contracts expire, a significant and increasing portion of our electricity output will be sold at rates determined through our participation in competitive energy markets.

Recent Policy Debate Regarding Climate Change and Renewable Energy

Increased public and political debate has occurred recently over the need for additional regulation of GHG emissions (principally carbon dioxide (“CO2”) and methane) as a contributor to climate change. Such regulations could in the future affect our business. As is the case with all combustion, our facilities do emit CO2, however we believe that energy-from-waste creates net reductions in GHG emissions and is otherwise environmentally beneficial, because it:

•	Avoids CO2 emissions from fossil fuel power plants,
•	Avoids methane emissions from landfills,
•	Avoids habitat destruction and contamination from landfilling, and
•	Avoids GHG emissions from mining and processing metal because it recovers and recycles scrap metals from waste.

In addition, energy-from-waste facilities typically are located close to the source of the waste and thus typically reduce fossil fuel consumption and air emissions associated with long-haul transportation of waste to landfills.

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

During 2008, substantial debate occurred in United States Congress and in the course of the Presidential election regarding energy legislation and other policy changes designed to encourage electricity generation from renewable sources. Energy policy is expected to be a priority of the Obama administration, and Congress is expected to continue to debate and ultimately enact some form of legislation regarding the need to encourage renewable electricity generation. Given the current economic dislocations and related unemployment, the Obama administration is also expected to focus on economic stimulus and job creation. We believe that the construction and permanent jobs created by additional energy-from-waste development represents the type of “green jobs”, on critical infrastructure, that will be consistent with the administration’s focus.

Many of these same policy considerations apply equally to other renewable technologies, especially with respect to our biomass business. The extent to which such potential legislation and policy initiatives will affect our business will depend in part on whether energy-from-waste and our other renewable technologies are included within the range of renewable technologies that could benefit from such legislation.

Congress is also expected to debate proposed legislation addressing climate change, which would require regulation of a broad range of activities affecting the climate, potentially including the operation of our facilities. Certain proposed legislation would establish a “cap and trade” program for CO2 emissions with a market-based emissions trading system aimed at reducing emissions of CO2 below baseline levels. We cannot predict at this time whether our facilities would be included within the scope of potential regulation under such climate change legislation, or whether our business will otherwise be affected positively or negatively.

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

Efforts also are underway, through the Western Climate Initiative (“WCI”), to devise a “model rule” for GHG emission reductions, including mandatory reporting of GHG emissions and a regional “cap and trade” program in seven western states including California and Oregon, where we operate energy-from-waste facilities, and four Canadian provinces. Unlike RGGI, WCI is not limited in scope to fossil electric generation and may subject our energy-from-waste facilities in covered states to additional regulatory requirements, although we cannot predict the outcome of the rulemaking at this time. We continue to monitor developments with respect to the developing WCI and intend to participate in the rulemaking process.

We expect that initiatives intended to reduce GHG emissions, such as RGGI, WCI and any federal legislation that would impose similar “cap and trade” programs, may cause electricity prices to rise, thus potentially affecting the prices at which we sell electricity from our facilities which sell into the market.

Among states, California has assumed a leadership role in curtailing GHG emissions. During 2006, California enacted the California Global Warming Solutions Act of 2006 (“AB 32”). AB 32 requires annual reporting of GHG emissions for sources deemed “significant” by California’s Air Resources Board (“CARB”) and sets emission limits to cut California’s emissions to 1990 levels by 2020. On December 11, 2008, CARB issued its GHG emission reduction Scoping Plan as required by AB 32. The measures approved by CARB as part of the Scoping Plan will be the subject of regulations to be in place by 2012. We continue to participate in the evolving regulatory process by which the CARB will implement the requirements of AB 32. Until CARB issues its final regulations implementing the Scoping Plan, we cannot predict with certainty the impact of AB 32 on our California facilities.

During 2006, we joined the California Climate Action Registry (“CCAR”) for the purpose of voluntarily reporting and certifying GHG emissions from our California facilities. We have verified and reported our California GHG emissions for 2005, 2006 and 2007 with CCAR. In 2008, we have also joined The Climate Registry (“TCR”), a voluntary, North American GHG emissions reporting and verification program similar to CCAR. TCR presently includes all states in which we operate except Indiana. In 2009, we will voluntarily report our 2008 GHG emissions from 19 energy-from-waste and other facilities located in six states, including California. We also plan to participate in rulemaking efforts at the state and federal level which may rely on TCR as the basis for GHG regulation. To date, approximately 300 corporations, state and local governments, and other organizations have joined TCR as voluntary reporters of GHG emissions.

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

Climate Change Policies

Certain international markets in which we compete have recently adopted regulatory or policy frameworks that encourage energy-from-waste projects as important components of GHG emission reduction strategies, as well as waste management planning and practice. For example, the European Union has adopted regulations which require member countries to reduce utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives,” which are not directly applicable within the member countries. Rather, they need enabling legislation to implement them, which results in significant variance between the legislative schemes introduced by member countries. Certain Directives notably affect the regulation of energy-from-waste facilities across the European Union. These include (1) Directive 96/61/EC concerning integrated pollution prevention and control (known as the “PPC Directive”) which governs emissions to air, land and water from certain large industrial installations, (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale to the year 2020, the amount of biodegradable municipal waste which member countries may dispose of to landfill, and (3) Directive 2000/76/EC concerning the incineration of waste (known as the “Waste Incineration Directive” or “WID”), which imposes limits on emissions to air from the incineration and co-incineration of waste. Member countries have begun to implement measures such as imposing incremental fees on landfill disposal and providing rate subsidies for energy generated at energy-from-waste projects. Ireland is a European Union member nation and is subject to the directives above.

In response to these directives and in furtherance of its policies to reduce GHG emissions, the United Kingdom now imposes substantial taxes on landfilling of waste: £32/ton in the 2008/09 tax year, increasing annually by £8/ton to £48/ton in 2010/11. In addition, each waste disposal authority in the United Kingdom is limited in the amount of biodegradable waste it may landfill each year by the Landfill Allowance Trading Scheme (known as “LATS”). LATS is structured as a “cap and trade” program which reduces the capped amount of waste that can be landfilled each year, through 2020 when capped amounts will be fixed at 35% of 1995 levels. LATS allowances are tradable with other waste authorities, and substantial penalties of £150/ton are levied against authorities not in compliance.

In the United Kingdom, energy-from-waste plants with combined heat and power may also be eligible for various green certificates which are designed to promote the contribution of renewable sources to electricity production. These include tradable (1) Renewables Obligation Certificates, which are certificates issued in respect of eligible renewable source electricity generated within the United Kingdom and supplied to customers in the United Kingdom by a licensed supplier, (2) Levy Exemption Certificates, which exempt the holder from the United Kingdom Climate Change Levy, and (3) Renewable Energy Guarantees of Origin, which constitute evidence that electricity was generated from a renewable source.

Similarly, China currently has a favorable regulatory environment for the development of energy-from-waste projects. The National Plan issued by the Ministry of Housing and Urban-Rural Development sets guidelines for an increase in energy-from-waste capacity from 2% (2005 estimate) to 30% by 2030. The Chinese central government has further called for an increase in energy-from-waste output generation from 200 MW (2005 estimate) to 500 MW by 2010, and to three gigawatts by 2020. Energy-from-waste and municipal waste disposal services are designated by the Chinese central government as “encouraged industries”, and accordingly, China has various promotional laws and policies in place to promote energy-from-waste and municipal waste disposal projects including exemptions and reductions of corporate income tax, value added tax refunds, prioritized commercial bank loans, state subsidies for loan interest, and a guaranteed subsidized price for the sale of electricity.

EMPLOYEES

As of December 31, 2008, we employed approximately 3,700 full-time employees worldwide, of which a majority are employed in the United States.

Of our employees in the United States, approximately 11% are represented by organized labor. Currently, we are party to seven collective bargaining agreements: two expired in 2008 and are pending extensions; two expire in 2009, two expire in 2010, and one expires in 2011. In 2008, approximately 140 employees at a facility located in Rochester, Massachusetts elected to be represented by organized labor. We are engaged in good faith bargaining with the union representing these employees.

We consider relations with our employees to be good.

EXECUTIVE OFFICERS

A list of our executive officers and their business experience follows. Ages shown are as of February 20, 2009.

Anthony J. Orlando was named President and Chief Executive Officer in October 2004. Mr. Orlando was elected as one of our directors in September 2005 and is a member of the Technology Committee, Public Policy Committee and the Finance Committee. Previously, he had been President and Chief Executive Officer of Covanta Energy since November 2003. From March 2003 to November 2003, he served as Senior Vice President, Business and Financial Management of Covanta Energy. From January 2001 until March 2003, Mr. Orlando served as Covanta Energy’s Senior Vice President, Waste-to-Energy. Mr. Orlando joined Covanta Energy in 1987. Age: 49.

Mark A. Pytosh was appointed as Executive Vice President and Chief Financial Officer in December 2007. Mr. Pytosh served as Senior Vice President and Chief Financial Officer since September 2006. Previously, Mr. Pytosh served as Executive Vice President from February 2004 to August 2006 and Chief Financial Officer from May 2005 to August 2006 of Waste Services, Inc., a publicly-traded integrated waste services company. Prior to his tenure with Waste Services, Inc., Mr. Pytosh served as a Managing Director in Investment Banking at Lehman Brothers where he led the firm’s Global Industrial Group, from November 2000 to February 2004. Before joining Lehman Brothers in 2000, Mr. Pytosh had 15 years of investment banking experience at Donaldson, Lufkin & Jenrette and Kidder, Peabody. Age: 44.

John M. Klett was appointed as Executive Vice President and Chief Operating Officer in December 2007. Mr. Klett served as Senior Vice President and Chief Operating Officer of Covanta Energy since May 2006 and as Covanta Energy’s Senior Vice President, Operations since March 2003. Prior thereto, he served as Executive Vice President of Covanta Waste to Energy, Inc. for more than five years. Mr. Klett joined Covanta Energy in 1986. Mr. Klett has been in the energy-from-waste business since 1977. He has been in the power business since 1965. Age: 62.

Seth Myones was appointed as Covanta Energy’s President, Americas, in November 2007, which is comprised principally of Covanta Energy’s domestic business. Mr. Myones served as Covanta Energy’s Senior Vice President, Business Management, since January 2004. From September 2001 until January 2004, Mr. Myones served as Vice President, Waste-to-Energy Business Management for Covanta Projects, Inc., a wholly-owned subsidiary of Covanta Energy. Mr. Myones joined Covanta Energy in 1989. Age: 50.

Timothy J. Simpson was appointed as Executive Vice President, General Counsel and Secretary in December 2007. Mr. Simpson served as Senior Vice President, General Counsel and Secretary since October 2004. Previously, he served as Senior Vice President, General Counsel and Secretary of Covanta Energy since March 2004. From June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy. Mr. Simpson joined Covanta Energy in 1992. Age: 50.

Thomas E. Bucks has served as Vice President and Chief Accounting Officer since April 2005. Mr. Bucks served as Controller from February 2005 to April 2005. Previously, Mr. Bucks served as Senior Vice President — Controller of Centennial Communications Corp., a leading provider of regional wireless and integrated communications services in the United States and the Caribbean, from March 1995 through February 2005, where he was the principal accounting officer and was responsible for accounting operations and external financial reporting. Age: 52.

Item 1A.	RISK FACTORS

The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

Changes in public policies and legislative initiatives could materially affect our business and prospects.

There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our existing business and our prospects for growing our business. The United States Congress has recently considered the enactment of laws that would encourage electricity generation from renewable technologies and discourage such generation from fossil fuels. Congress considered proposed legislation which would have established new

“renewable portfolio standards” which are designed to increase the proportion of the nation’s electricity that is generated from renewable technologies. Congress has also considered enacting legislation which sets declining limits on greenhouse gas emissions, and requires generators to purchase rights to emit in excess of such limits, and allows such rights to be traded. This structure is sometimes referred to as “cap and trade”. In addition, Congress has periodically considered extending existing tax benefits to renewable energy technologies, which would expire without such an extension. Each of these policy initiatives, and potentially others that may be considered, could provide material financial and competitive benefits to those technologies which are included among those defined as renewable in any legislation that is enacted, or are otherwise favorably treated as greenhouse gas reducing technologies in “cap and trade” legislation. Our business could be adversely affected if renewable technologies we use were not included among those technologies identified in any final law as being renewable and/or greenhouse gas reducing, and therefore entitled to the benefits of such laws.

Weakness in the economy may have an adverse effect on our revenue and cash flow.

The recent economic slowdown, both in the United States and internationally, has reduced demand for goods and services generally, which tends to reduce overall volumes of waste requiring disposal, and the pricing at which we can attract waste to fill available capacity. At the same time, the sharp declines in global oil and natural gas prices has pushed energy pricing lower generally, and may reduce the prices for the portion of the energy we sell under short term arrangements. Lastly, the downturn in economic activity tends to reduce global demand for and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities. These factors could have a material adverse effect on our revenue and cash flow.

Weakness in the economy may have an adverse effect on our ability to grow our business.

The same economic slowdown may reduce the demand for the waste disposal services and the energy that our facilities offer. Many of our customers are municipalities and public authorities, which are generally experiencing fiscal pressure as local and central governments seek to reduce expenses in order to address declining tax revenues, which may result from the recent economic dislocations and increases in unemployment. These factors, particularly in the absence of energy policies which encourage renewable technologies such as energy-from-waste, may make it more difficult for us to sell waste disposal services or energy at prices sufficient to allow us to grow our business through developing and building new projects.

We may face increased risk of market influences on our revenues after our contracts expire.

Our contracts to operate energy-from-waste projects expire on various dates between 2009 and 2034, and our contracts to sell energy output generally expire when the project’s operating contract expires. Expiration of these contracts will subject us to greater market risk in entering into new or replacement contracts at pricing levels which will generate comparable or enhanced revenues. As our operating contracts at municipally-owned projects approach expiration, we will seek to enter into renewal or replacement contracts to continue operating such projects. However, we cannot assure you that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. We will seek to bid competitively for additional contracts to operate other facilities as similar contracts of other vendors expire. The expiration of existing energy sales contracts, if not renewed, will require us to sell project energy output either into the electricity grid or pursuant to new contracts.

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

Recent dislocations in credit and capital markets may make it more difficult for us to borrow money or raise capital needed to finance the construction of new projects and/or the expansion of our existing projects, as well as our ability to finance the acquisitions of certain businesses.

Our business is capital intensive, and we typically borrow money in the project debt markets to pay for a portion of the cost to construct facilities. Recent dislocations in the credit markets, including the project debt markets, have resulted in less credit being made available by banks and other lending institutions. As a result, we may not be able to obtain financing for new facilities or expansions of our existing facilities, on terms, and/or for a cost, that we find acceptable, which may make it more difficult to grow our business through new and/or expanded facilities.

We also intend to grow our business through opportunistic acquisitions of projects or businesses. We are generally able to finance acquisitions with cash on hand and by accessing our revolving loan facility. Some acquisitions may be too large for us finance in this manner and require us to obtain additional financing in the credit and/or capital markets. Recent dislocations in these markets may adversely impact our access to debt or equity capital, and our ability to execute our strategy to grow our business through such acquisitions.

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

Operation of our facilities involves significant risks.

The operation of our facilities involves many risks, including:

•	the inaccuracy of our assumptions with respect to the timing and amount of anticipated revenues;
•	supply interruptions;
•	the breakdown or failure of equipment or processes;
•	difficulty or inability to find suitable replacement parts for equipment;
•	increases in the prices of commodities we need to continue operating our facilities;
•	the unavailability of sufficient quantities of waste or fuel;
•	fluctuations in the heating value of the waste we use for fuel at our energy-from-waste facilities;
•	decreases in the fees for solid waste disposal and electricity generated;
•	decreases in the demand or market prices for recovered ferrous or non-ferrous metal;
•	disruption in the transmission of electricity generated;
•	permitting and other regulatory issues, license revocation and changes in legal requirements;
•	labor disputes and work stoppages;
•	unforeseen engineering and environmental problems;
•	unanticipated cost overruns;
•	weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism;
•	the exercise of the power of eminent domain; and
•	performance below expected levels of output or efficiency.

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

Changes in labor laws could adversely affect our relationship with our employees and cause disruptions to our business.

Legislation has been proposed in Congress which would materially change the labor laws in the United States. The proposed changes would, among other things, allow labor unions to organize employees without secret ballot employee protections; require arbitrator-imposed contracts in the event good faith bargaining was not successful within short time periods; and impose significant fines on employers under certain circumstances. Our business depends upon the professionalism, innovation, and hard work of our employees and our ability to maintain a safe workplace where employees are treated fairly, with respect, and where we have the flexibility to make operating decisions. We believe our success may be affected by the degree to which we are able to maintain a direct relationship with our employees without the imposition of third party representatives, such as labor unions. We cannot predict if such legislation will be enacted in its present form or whether and to what extent it may affect our relationship with our employees, the cost of operating our facilities and our operating discretion.

Construction activities may cost more and take longer than we estimate.

The design and construction of new projects or expansions requires us to contract for services from engineering and construction firms, and make substantial purchases of equipment such as boilers, turbine generators and other components that require large quantities of steel to fabricate. In part because of the high world-wide demand for new energy generating facilities and waste disposal facilities, steel prices have risen sharply and may continue to do so. In addition, this increased demand affects not only the cost of obtaining the services necessary to design and construct these facilities, but also the availability of quality firms to perform the services. These conditions may adversely affect our ability to successfully compete for new projects, or construct and complete such projects on time and within budget. Even with the recent economic downturn and reductions in world-wide demand, reductions in steel prices and the cost of design and construction generally may not occur immediately, if at all, thereby hurting our ability to compete for the opportunities that remain in the market for new energy generating facilities and waste disposal facilities.

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

Our efforts to grow our waste and energy services business will depend in part on how successful we are in developing new projects and expanding existing projects. The development period for each project may occur over several years, during which we incur substantial expenses relating to siting, design, permitting, community relations, financing and professional fees associated with all of the foregoing. Not all of our development efforts will be successful, and we may decide to cease developing a project for a variety of reasons. If the cessation of our development efforts were to occur at an advanced stage of development, we may have incurred a material amount of expenses for which we will realize no return.

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

Our waste and energy services businesses depend on a limited number of third parties to, among other things, purchase the electric and steam energy produced by our facilities, and supply and deliver the waste and other goods and services necessary for the operation of our energy facilities. The viability of our facilities depends significantly upon the performance by third parties in accordance with long-term contracts, and such performance depends on factors which may be beyond our control. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by our waste and energy services businesses or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our businesses may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. In addition, the bankruptcy or insolvency of a participant or third party in our facilities could result in nonpayment or nonperformance of that party’s obligations to us. Many of these third parties are municipalities and public authorities. Recent economic dislocations and disruptions in credit markets have strained resources of these entities generally, and could make it difficult for these entities to honor their obligations to us.

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

In addition, we rely on the municipal clients as a source not only of waste for fuel, but also of revenue from the fees for disposal services we provide. Because our contracts with municipal clients are generally long-term, we may be adversely affected if the credit quality of one or more of our municipal clients were to decline materially.

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

With respect to our efforts to renew our contracts and grow our waste and energy services business both domestically and internationally, we sometimes experience opposition from advocacy groups or others intended to halt a development effort or other opportunity we may be pursuing. Such opposition is often intended to discourage third parties from doing business with us and may be based on inaccurate, incomplete or inflammatory assertions. We cannot provide any assurance that our reputation would not be adversely affected as a result of adverse publicity resulting from such opposition. Some of our projects and new business may be conducted in countries where corruption has historically penetrated the economy to a greater extent than in the United States. It is our policy to comply, and to require our local partners and those with whom we do business to comply, with all applicable anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and with applicable local laws of the foreign countries in which we operate. We cannot provide any assurance that our reputation would not be adversely affected if we were reported to be associated with corrupt practices or if we or our local partners failed to comply with such laws.

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

Exposure to fuel supply prices may affect our costs and results of operations.

Changes in the market prices and availability of fuel supplies to generate electricity may increase our cost of producing power, which could adversely impact our energy businesses’ profitability and financial performance.

The market prices and availability of fuel supplies fluctuate for some of our international facilities, and for our domestic biomass facilities. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to operate the facilities and impair their cash flow and profitability. We may be subject to further exposure if any of our future international operations are concentrated in facilities using fuel types subject to fluctuating market prices and availability. We may not be successful in our efforts to mitigate our exposure to supply and price swings.

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

The Federal Power Act (“FPA”) regulates energy generating companies and their subsidiaries and places constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under the Public Utility Regulatory Policies Act of 1978, our domestic facilities are exempt from most provisions of the FPA and state rate regulation. Our foreign projects are also exempt from regulation under the FPA.

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

Our waste and energy services businesses are continually in the process of obtaining or renewing federal, state, local and foreign approvals required to operate our facilities. While our businesses currently have all necessary operating approvals, we may not always be able to obtain all required regulatory approvals, and we may not be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our facilities or the sale of electricity to third parties could be prevented, made subject to additional regulation or subject our businesses to additional costs or a decrease in revenue.

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

Our net operating loss carryforwards (“NOLs”), which offset our consolidated taxable income, will expire in various amounts, if not used, between 2009 and 2028. The Internal Revenue Service (“IRS”) has not audited any of our tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset our future consolidated taxable income.

As of December 31, 2008, we estimated that we had approximately $591 million of NOLs. In order to utilize the NOLs, we must generate consolidated taxable income which can offset such carryforwards. The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts is concluded, taxable income could result, which could utilize a portion of our NOLs and, in turn, could accelerate the date on which we may be otherwise obligated to pay incremental cash taxes.

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

The market price of our common stock may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	changes in the waste and energy market conditions;
•	quarterly variations in our operating results;
•	our operating results that vary from the expectations of management, securities analysts and investors;
•	changes in expectations as to our future financial performance;
•	announcements of strategic developments, significant contracts, acquisitions and other material events by us or our competitors;
•	the operating and securities price performance of other companies that investors believe are comparable to us;
•	future sales of our equity or equity-related securities;
•	changes in the economy and the financial markets;
•	purchases or sales of large blocks of our stock by existing or new holders of our common stock;
•	departures of key personnel;
•	changes in governmental regulations; and
•	geopolitical conditions, such as acts or threats of terrorism or military conflicts.

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

As of February 12, 2009, SZ Investments, L.L.C., together with its affiliate, EGI-Fund (05-07) Investors, L.L.C., referred to as “Fund 05-07” and, collectively with SZ Investments, L.L.C. “SZ Investments,” and Third Avenue Trust, on behalf of Third Avenue Value Fund, and their affiliates, referred to as “Third Avenue,” separately own approximately 10.7% and 5.9%, respectively, or when aggregated, approximately 16.6% of our outstanding common stock. Although there are no agreements among SZ Investments and Third Avenue regarding their voting or disposition of shares of our common stock, the level of their combined ownership of shares of our common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. Further, as a result, these stockholders may continue to have the ability to influence the election or removal of our directors and influence the outcome of matters presented for approval by our stockholders. Circumstances may occur in which the interests of these stockholders could be in conflict with the holders of the Debentures.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own 5.4 acres in Fairfield, New Jersey where our corporate offices reside. In addition, we lease various office facilities in California aggregating approximately 25,539 square feet and we own undeveloped land in Massachusetts and California aggregating approximately 95 acres. As of December 31, 2008, we owned, had equity investment in and/or operated 64 domestic projects consisting of 35 energy-from-waste operations, four landfills, ten transfer stations, eight wood waste (biomass) energy projects, two water (hydroelectric) energy projects, and five landfill gas energy projects. Principal projects are described above under Item 1. Business — Domestic Business. Domestic projects noted which we own or lease are conducted at properties, which we also own or lease, aggregating approximately 1,674 acres, of which approximately 1,333 acres are owned and approximately 341 acres are leased.

We operate our international projects through a network of offices located in Shanghai, Beijing and Guangzhou, China; Chennai, India; Manila, Philippines; Dublin, Ireland; and Birmingham, England, where we lease office space aggregating approximately 27,018 square feet. As of December 31, 2008, we are the part owner/operator of ten international projects of which three are owned or controlled by subsidiaries with businesses conducted at properties aggregating approximately 89 acres. Principal projects are described above under Item 1. Business — International Business.

Item 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 21. Commitments and Contingencies of the Notes to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On February 12, 2009, there were approximately 1,640 holders of record of our common stock. On February 12, 2009, the closing price of our common stock on the New York Stock Exchange was $19.28 per share. The following table sets forth the high and low stock prices of our common stock for the last two years.

	2008		2007
	High	Low	High	Low

First Quarter	$29.50	$22.89	$24.22	$21.29
Second Quarter	$30.37	$26.03	$26.35	$21.69
Third Quarter	$29.86	$20.40	$26.50	$20.60
Fourth Quarter	$23.78	$15.46	$28.82	$23.16

We have not paid dividends on our common stock and do not expect to declare or pay any dividends in the foreseeable future. We currently intend to retain all earnings to fund operations and expansion of our business. Under current financing arrangements, there are restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances that would likely limit the future payment of dividends on our common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 6. Long-Term Debt of the Notes to the Consolidated Financial Statements in Item 8.

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2008	2007	2006	2005(1)	2004(2)
	(In thousands, except per share amounts)

Statements of Operations Data
Operating revenues	$1,664,253	$1,433,087	$1,268,536	$978,763	$576,196
Equity in net income from unconsolidated investments	$23,583	$22,196	$28,636	$25,609	$17,024
Net income	$139,273	$130,513	$105,789	$59,326	$34,094
Income per share:
Basic	$0.91	$0.85	$0.73	$0.49	$0.39
Diluted	$0.90	$0.85	$0.72	$0.46	$0.37
Weighted average common shares outstanding:
Basic	153,345	152,653	145,663	122,209	88,543
Diluted	154,732	153,997	147,030	127,910	91,199

	As of December 31,
	2008	2007	2006	2005(1)	2004(2)
	(In thousands, except per share amounts)

Balance Sheet Data
Cash and cash equivalents	$192,393	$149,406	$233,442	$128,556	$96,148
Restricted funds held in trust	$324,911	$379,864	$407,921	$447,432	$239,918
Property, plant and equipment, net	$2,530,035	$2,620,507	$2,637,923	$2,724,843	$819,400
Total assets	$4,279,989	$4,368,499	$4,437,820	$4,702,165	$1,939,081
Long-term debt	$1,012,887	$1,019,432	$1,260,123	$1,308,119	$312,896
Project debt	$1,078,370	$1,280,275	$1,435,947	$1,598,284	$944,737
Stockholders’ equity	$1,152,119	$1,026,062	$739,152	$599,241	$134,815
Book value per share of common stock(3)	$7.47	$6.67	$5.01	$4.24	$1.84
Shares of common stock outstanding	154,280	153,922	147,500	141,166	73,430

(1)	For the year ended December 31, 2005, Covanta ARC Holdings, Inc.’s results of operations were included in our consolidated results subsequent to June 24, 2005.

(2)	For the year ended December 31, 2004, Covanta Energy Corporation’s results of operations were included in our consolidated results subsequent to March 10, 2004.

(3)	Book value per share of common stock is calculated by dividing stockholders’ equity by the number of shares of common stock outstanding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.

OVERVIEW

We are a leading developer, owner and operator of infrastructure for the conversion of waste to energy (known as “energy-from-waste”), as well as other waste disposal and renewable energy production businesses in the Americas, Europe and Asia. We are organized as a holding company and conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the Americas. We have investments in subsidiaries engaged in insurance operations in California primarily in property and casualty insurance.

We own, have equity investments in, and/or operate 60 energy generation facilities, 50 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, a biomass procurement business, four landfills, which we use primarily for ash disposal, and several waste transfer stations.

We continue to focus on enhancing stockholder value by implementing our financial, operating and growth strategies. Revenues were $1,664 million, $1,433 million, and $1,269 million and operating income was $256 million, $237 million, and $227 million for the years ended December 31, 2008, 2007, and 2006, respectively. The increase in revenues and operating income over the past three years is primarily attributable to the successful execution of our operating and growth strategies.

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

We believe that our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: waste disposal and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: utilizing energy-from-waste reduces greenhouse gas (“GHG”) emissions, lowers the risk of groundwater contamination, and conserves land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor to GHG emissions. As public planners in the Americas, Europe and Asia address their needs for more environmentally sustainable waste disposal and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative. We will also consider, for application in domestic and international markets, acquiring or developing new technologies that complement our existing renewable energy and waste services businesses.

Our business offers sustainable solutions to energy and environmental problems, and our corporate culture is increasingly focused on themes of sustainability in all of its forms. We aspire to continuous improvement in environmental performance, beyond mere compliance with legally required standards. This ethos is embodied in our “Clean World Initiative”, an umbrella program under which we are:

•	investing in research and development of new technologies to enhance existing operations and create new business opportunities in renewable energy and waste management;
•	exploring and implementing processes and technologies at our facilities to improve energy efficiency and lessen environmental impacts; and
•	partnering with governments and non-governmental organizations to pursue sustainable programs, reduce the use of environmentally harmful materials in commerce and communicate the benefits of energy-from-waste.

Our Clean World Initiative is designed to be consistent with our mission to be the world’s leading energy-from-waste company by providing environmentally superior solutions, advancing our technical expertise and creating new business opportunities. It represents an investment in our future that we believe will enhance stockholder value.

Also in order to create new business opportunities and benefits and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the current economic dislocations and related unemployment, the Obama administration is also expected to focus on economic stimulus and job creation. We believe that the construction and permanent jobs created by additional energy-from-waste development represents the type of “green jobs”, on critical infrastructure, that will be consistent with the administration’s focus. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions, and to policy makers seeking to encourage renewable energy technologies (and the associated “green jobs”) as viable alternatives to reliance on fossil fuels as a source of energy.

Our senior management team has extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We intend to continue to focus our efforts on pursuing development and acquisition-based growth. We anticipate that a part of our future growth will come from acquiring or investing in additional energy-from-waste, waste disposal and renewable energy production businesses in the Americas, Europe and Asia. Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries.

Economic Factors Affecting Business Conditions

The recent economic slowdown, both in the United States and internationally, has reduced demand for goods and services generally, which tends to reduce overall volumes of waste requiring disposal, and the pricing at which we can attract waste to fill available capacity. At the same time, the sharp declines in global oil prices have pushed energy pricing lower generally, and may reduce the prices for the portion of the energy we sell under short term arrangements. Lastly, the downturn in economic activity tends to reduce global demand for and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities. The combination of these factors could reduce our revenue and cash flow.

The same economic slowdown may reduce the demand for the waste disposal services and the energy that our facilities offer. Many of our customers are municipalities and public authorities, which are generally experiencing fiscal pressure as local and central governments seek to reduce expenses in order to address declining tax revenues which may result from the recent economic dislocations and increases in unemployment. At the same time, dislocations in the financial sector may make it more difficult, and more costly, to finance new projects. These factors, particularly in the absence of energy policies which encourage renewable technologies such as energy-from-waste, may make it more difficult for us to sell waste disposal services or energy at prices sufficient to allow us to grow our business through developing and building new projects.

Acquisitions and Business Development

In our domestic business, we are pursuing additional growth opportunities through project expansions, new energy-from-waste and other renewable energy projects, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal.

We are also pursuing international waste and/or renewable energy business opportunities, particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce GHG emissions. In particular, we are focusing on the United Kingdom, Ireland and China, and are also pursuing opportunities in certain markets in Europe and in Canada and other markets in the Americas.

2008 acquisitions and business development

Domestic Business

•	We acquired Indeck Maine, LLC from co-owners Ridgewood Maine, L.L.C. and Indeck Energy Services, Inc. Indeck Maine, LLC owned and operated two biomass energy facilities. The two nearly identical facilities, located in West Enfield and Jonesboro, Maine, added a total of 49 gross megawatts (“MW”) to our renewable energy portfolio. We have begun to sell the electric output and intend to sell renewable energy credits from these facilities into the New England market. We acquired these two facilities for cash consideration of approximately $53.3 million, net of cash acquired, subject to final working capital adjustments.

•	We acquired an energy-from-waste facility in Tulsa, Oklahoma from The CIT Group/Equipment Financing, Inc. for cash consideration of approximately $12.7 million. The design capacity of the facility is 1,125 tons per day (“tpd”) of waste and gross electric capacity of 16.5 MW. This facility was shut down by the prior owner in the summer of 2007 and we returned two of the facility’s three boilers to service in November 2008, and plan to return its third boiler to service during 2009. During the year ended December 31, 2008, we invested approximately $4.9 million in capital improvements to restore the operational performance of the facility.

•	We acquired a landfill for the disposal of ash in Peabody, Massachusetts for cash consideration of approximately $7.4 million. We expect to utilize this landfill for disposal of ash from energy-from-waste facilities in the Northeast United States, including those that we own or operate.

•	We entered into new tip fee contracts which will supply waste to the Wallingford, Connecticut facility, following the expiration of the existing service fee contract in 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

•	We entered into a new tip fee contract with Kent County in Michigan which commenced on January 1, 2009 and extended the existing contract from 2010 to 2023. This contract is expected to supply waste utilizing most or all of the facility’s capacity. Previously this was a service fee contract.

•	We entered into a new service fee contract with the Pasco County Commission in Florida which commenced on January 1, 2009 and extended the existing contract from 2011 to 2016.

•	We entered into a new tip fee contract with the City of Indianapolis for a term of 10 years which commenced upon expiration of the existing service fee contract in December 2008. This contract represents approximately 50% of the facility’s capacity.

•	We entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Initial licensing fees and demonstration unit purchases approximated $6.5 million during 2008.

International Business

•	We entered into an agreement with Beijing Baoluo Investment Co., Ltd. (Beijing Baoluo”) to purchase a direct 58% equity interest in the Fuzhou project, a 1,200 metric tpd 24 MW mass-burn energy-from-waste project in China, for approximately $14 million. This purchase is conditional upon various regulatory and other conditions precedent and is expected to close in early 2009. In 2007, we acquired a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, People’s Republic of China, which is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng owns a 32% equity interest in the Fuzhou project.

•	We and Chongqing Iron & Steel Company (Group) Limited have entered into a 25 year contract to build, own, and operate an 1,800 tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. In connection with this award, we invested $17.1 million for a 49% equity interest in the project joint venture company. The Chengdu project is expected to commence construction in early 2009, and commence operations in 2011.

2007 acquisitions and business development

Domestic Business

•	We acquired the operating businesses of EnergyAnswers Corporation (“EnergyAnswers”) for cash consideration of approximately $41 million. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 tpd energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Both energy-from-waste projects have tip fee type contracts. Approximately 75% of waste revenues are contracted for at these facilities. In addition, we acquired businesses that include a landfill operation for ash disposal in Springfield, Massachusetts, and two transfer stations, one in Canaan, New York, permitted to transfer 600 tpd of waste, and the other located at the Springfield energy-from-waste facility, permitted to transfer 500 tpd of waste. We subsequently sold certain assets acquired in this transaction for a total consideration of $5.8 million during the fourth quarter of 2007 and during the first quarter of 2008.

•	We acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid cash consideration of $51 million, plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owned two biomass energy facilities and a biomass energy fuel management business, all located in California’s Central Valley. These facilities added 75 MW to our portfolio of renewable energy plants. In addition, we invested approximately $8 million prior to December 31, 2007, and approximately $11 million during the year ended December 31, 2008, in capital improvements to increase the facilities’ productivity and improve environmental performance. These capital improvements were completed prior to September 30, 2008.

•	We entered into a new tip fee contract with the Town of Hempstead in New York for a term of 25 years commencing upon expiration of the existing contract in August 2009. This contract provides approximately 50% of the facility’s capacity. We also entered into new tip fee contracts with other customers that expire between February 2011 and December 2014. These contracts provide an additional 40% of the facility’s capacity.

•	We acquired two waste transfer stations in Westchester County, New York from Regus Industries, LLC for cash consideration of approximately $7.3 million. These facilities increased our total waste capacity by approximately 1,150 tpd and enhance our portfolio of transfer stations in the Northeast United States.

•	We acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for cash consideration of approximately $7.5 million. This facility increased our total waste capacity by approximately 700 tpd. In addition, we invested approximately $4.2 million prior to December 31, 2007 and approximately $1 million during the year ended December 31, 2008 in capital improvements to enhance the environmental and operational performance of the transfer station.

•	We completed the expansion and commenced the operation of the expanded energy-from-waste facility located in and owned by Lee County in Florida. We expanded waste processing capacity from 1,200 tpd to

1,836 tpd and increased gross electricity capacity from 36.9 MW to 57.3 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension expiring in 2024.

•	We entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and obtained a right of first refusal to purchase the facility. Under the agreement, the term of which commenced February 1, 2008 following satisfaction of certain conditions precedent, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. We have also agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg. As of December 31, 2008, we advanced $8.2 million under this funding arrangement. The facility improvements are expected to be completed by mid 2009.

•	We designed, constructed, operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County in Florida. In August 2005, we entered into agreements with Hillsborough County to implement an expansion, and to extend the agreement under which we operate the facility to 2027. During 2006, environmental and other project related permits were secured and the expansion construction commenced on December 29, 2006. Completion of the expansion, and commencement of the operation of the expanded project, is expected in 2009.

•	We acquired an additional 5% ownership interest in Pacific Ultrapower Chinese Station, a biomass energy facility located in California, which increased our equity ownership interest to 55%.

International Business

•	In December 2007, we entered into a joint venture with Guangzhou Development Power Investment Co., Ltd. through which we intend to develop energy-from-waste projects in Guangdong Province, People’s Republic of China. We hold a 40% equity interest in the joint venture entity, Guangzhou Development Covanta Environmental Energy Co., Ltd (“GDC Environmental Energy”), and on June 6, 2008, we invested $1.5 million in this joint venture following receipt of final government approvals. We expect to make additional investments as and when GDC Environmental Energy is successful in developing projects.

•	We purchased a 40% equity interest in Sanfeng, a company located in Chongqing Municipality, People’s Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects. Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest in Sanfeng. We paid approximately $10 million in connection with our investment in Sanfeng. We expect to utilize Sanfeng as a key component of our effort to grow our energy-from-waste business in China. We expect to make additional investments as and when Sanfeng is successful in developing additional projects.

•	We announced that we have entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project, which marks our most significant entry to date into the European waste and renewable energy markets, is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. Under the Dublin project agreements, several customary conditions must be satisfied before full construction can begin, including the issuance of all required licenses and permits and approvals.

We are responsible for the design and construction of the project, which is estimated to cost approximately 350 million euros and will require 36 months to complete, once full construction commences. We will operate and maintain the project for Dublin Waste to Energy Limited, which has a 25-year tip fee type contract with Dublin to provide disposal service for approximately 320,000 metric tons of waste annually. The project is structured on a build-own-operate-transfer model, where ownership will transfer to Dublin after the 25-year term, unless extended. The project is expected to sell electricity into the local grid under short-term arrangements. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project, and we expect to arrange for project financing. The primary approvals and licenses for the project have been obtained, and any remaining consents and approvals necessary to begin full construction are expected to be obtained in due course. We have begun to perform preliminary site demolition work and expect to commence full construction during the second quarter of 2009.

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

Contract Structures

Most of our energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different reflecting the specific needs and concerns of a client community, applicable regulatory requirements and other factors. Often, we design the facility, help to arrange for financing and then we either construct and equip the facility on a fixed price and schedule basis, or we undertake an alternative role, such as construction management, if that better meets the goals of our municipal client. Following construction and during operations, we receive revenue from two primary sources: fees we receive for operating projects or for processing waste received, and payments we receive for electricity and/or steam we sell.

We have 22 domestic energy-from-waste projects where we charge a fixed fee (which escalates over time pursuant to contractual indices that we believe are appropriate to reflect price inflation) for operation and maintenance services. We refer to these projects as having a “Service Fee” structure. Our contracts at Service Fee projects provide revenue that does not materially vary based on the amount of waste processed or energy generated and as such is relatively stable for the contract term. In addition, at most of our Service Fee projects, the operating subsidiary retains only a fraction of the energy revenues generated, with the balance used to provide a credit to the municipal client against its disposal costs. Therefore, in these projects, the municipal client derives most of the benefit and risk of energy production and changing energy prices.

We also have 16 energy-from-waste projects (13 domestic and 3 international) at which we receive a per-ton fee under contracts for processing waste. We refer to these projects as having a “Tip Fee” structure. At Tip Fee projects, we generally enter into long-term waste disposal contracts for a substantial portion of project disposal capacity and retain all of the energy revenue generated. These Tip Fee service agreements include stated fixed fees earned by us for processing waste up to certain base contractual amounts during specified periods. These Tip Fee service agreements also set forth the per-ton fees that are payable if we accept waste in excess of the base contractual amounts. The waste disposal and energy revenue from these projects is more dependent upon operating performance and, as such, is subject to greater revenue fluctuation to the extent performance levels fluctuate.

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

We generally sell the energy output from our projects to local utilities pursuant to long-term contracts. Where a Service Fee structure exists, our client community usually retains most (generally 90%) of the energy revenues generated and pays the balance to us. Where Tip Fee structures exist, we generally retain 100% of the energy revenues. At several of our energy-from-waste projects, we sell energy output under short-term contracts or on a spot-basis to our customers. At our Tip Fee projects, we generally have a greater exposure to energy market price fluctuation, as well as a greater exposure to variability in project operating performance.

We receive the majority of our revenue under short and long term contracts, with little or no exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility. The largest component of this revenue is comprised of waste revenue, which has generally not been subject to material price volatility. Energy and metal pricing tends to be more volatile. During the second and third quarters of 2008, pricing for energy and recycled metals reached historically high levels and has subsequently declined materially.

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

Energy-from-Waste Project Ownership

In our domestic business, we operate many publicly-owned energy-from-waste facilities and own and operate many other energy-from-waste facilities. In addition, we operate several projects under a lease structure where a third party lessor owns the project. Regardless of ownership structure, we provide the same service to our municipal clients and customers.

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

At all projects where a Service Fee structure exists (regardless of ownership structure), our municipal clients are generally responsible contractually for paying the project debt after construction is complete. At the 10 publicly-owned Service Fee projects we operate, the municipality pays periodic debt service directly to a trustee under an indenture. We own 13 projects where a Service Fee structure exists, and at the majority of these projects the municipal client pays debt service as a component of a monthly service fee payment to us.

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

For all projects where a Tip Fee structure exists, neither debt service nor lease rent is expressly included in the fee paid to us. Accordingly, we do not record revenue reflecting principal on this project debt or on lease rent. In most cases, our operating subsidiaries for these projects make equal monthly deposits with their respective project trustees in amounts sufficient for the trustees to pay principal and interest, or lease rent, when due.

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

Our ability to meet or exceed historical levels of performance at projects, and our general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or ferrous and non-ferrous metals, for projects where we sell into those markets;
•	Seasonal geographic changes in the price and availability of wood waste as fuel for our biomass facilities;

•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by an energy-from-waste facility;
•	Our ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;
•	Contract counterparties’ ability to fulfill their obligations, including the ability of our various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at our facilities; and
•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.

General financial performance at our international projects is also affected by the following:

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through revenue adjustments, or delays in the effectiveness of revenue adjustments;
•	The amounts of electricity actually requested by purchasers of electricity, and whether or when such requests are made, our facilities are then available to deliver such electricity;
•	The financial condition and creditworthiness of purchasers of power and services provided by us;
•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which we are paid in whole or in part in the domestic currency of the host country; and
•	Political risks inherent to the international business which could affect both the ability to operate the project in conformance with existing agreements and the repatriation of dividends from the host country.

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenues, expenses and certain other items for periods during each of the years presented was affected by several factors. As outlined above under Acquisitions and Business Development, our acquisition and business development initiatives in 2008 and 2007 resulted in various additional projects which increased comparative revenues and expenses. The Huantai and Linan coal facilities, both of which were located in China, were sold in June 2006 and September 2007, respectively, and were not included as consolidated subsidiaries since their respective disposition dates. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

RESULTS OF OPERATIONS — Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Our consolidated results of operations are presented in the table below (in thousands, except per share amounts):

	For the Years Ended		Increase
	December 31,		(Decrease)
	2008	2007	2008 vs 2007

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$1,664,253	$1,433,087	$231,166
Total operating expenses	1,408,288	1,196,477	211,811

Operating income	255,965	236,610	19,355

Other income (expense):
Investment income	5,717	10,578	(4,861)
Interest expense	(46,804)	(67,104)	(20,300)
Loss on extinguishment of debt	—	(32,071)	(32,071)

Total other expenses	(41,087)	(88,597)	(47,510)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	214,878	148,013	66,865
Income tax expense	(92,227)	(31,040)	61,187
Minority interests	(6,961)	(8,656)	(1,695)
Equity in net income from unconsolidated investments	23,583	22,196	1,387

NET INCOME	$139,273	$130,513	8,760

Weighted Average Common Shares Outstanding:
Basic	153,345	152,653	692

Diluted	154,732	153,997	735

Earnings Per Share:
Basic	$0.91	$0.85	$0.06

Diluted	$0.90	$0.85	$0.05

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

Consolidated Results of Operations — Comparison of Results for the Year Ended December 31, 2008 vs. Results for the Year Ended December 31, 2007

Operating revenues increased by $231.2 million primarily due to the following:

•	increased waste and energy revenues at our existing energy-from-waste facilities,
•	additional revenues from new businesses acquired in the Domestic segment, and
•	increased demand from the electricity offtaker and resulting higher electricity generation at our Indian facilities in the International segment.

Operating expenses increased by $211.8 million primarily due to the following:

•	increased plant operating expenses at our existing energy-from-waste facilities resulting from increased plant maintenance and cost escalations in the Domestic segment, and
•	increased plant operating expenses resulting from additional operating and maintenance costs from new businesses acquired in the Domestic segment, and
•	higher fuel costs, resulting from increased demand from the electricity offtaker and resulting higher electricity generation, at our Indian facilities in the International segment, and
•	higher general and administrative expenses primarily due to increased efforts to grow the business and normal wage and benefit escalations.

Investment income decreased by $4.9 million primarily due to lower interest rates on invested funds. Interest expense decreased by $20.3 million primarily due to lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below) and lower debt balances and interest rates resulting from the 2007 recapitalization. As a result of the recapitalization in the first quarter of 2007, we recognized a loss on extinguishment of debt charge of approximately $32.1 million, pre-tax. See Note 6. Long-Term Debt of the Notes to the Consolidated Financial Statements (“Notes”) for additional information.

Income tax expense increased by $61.2 million primarily due to increased pre-tax income resulting from increased waste and service revenues at our energy-from-waste facilities and additional revenues from new businesses acquired, taxes associated with the wind down of the grantor trusts and additional reserves for uncertain tax positions. See Note 9. Income Taxes of the Notes for additional information.

Equity in net income from unconsolidated investments increased by $1.4 million primarily due to increased earnings from Quezon Power, Inc. (“Quezon”), our 26% investment in the Philippines, comprised primarily of $4.3 million resulting from the strengthening of the U.S. Dollar against the Philippine Peso, partially offset by lower dividend income from the Trezzo facility and foreign exchange losses at our China facilities. See Note 8. Equity Method Investments of the Notes for additional information.

Domestic Business Results of Operations — Comparison of Results for the Year Ended December 31, 2008 vs. Results for the Year Ended December 31, 2007

The domestic business results of operations are presented in the table below (in thousands):

	For the Years Ended December 31,		Increase (Decrease)
	2008	2007	2008 vs 2007

Waste and service revenues	$930,537	$860,252	$70,285
Electricity and steam sales	384,640	325,804	58,836
Other operating revenues	56,254	59,561	(3,307)

Total operating revenues	1,371,431	1,245,617	125,814

Plant operating expenses	753,848	664,641	89,207
Depreciation and amortization expense	190,659	187,875	2,784
Net interest expense on project debt	47,816	48,198	(382)
General and administrative expenses	76,090	71,022	5,068
Insurance recoveries, net of write-down of assets	(8,325)	—	(8,325)
Other operating expense	56,336	53,789	2,547

Total operating expenses	1,116,424	1,025,525	90,899

Operating income	$255,007	$220,092	34,915

Operating Revenues

Variances in revenues for the domestic segment are as follows (in millions):

	Domestic Segment
	Operating Revenue Variances
	Existing	New
	Business	Business (A)	Total

Waste and service revenues
Service fee	$13.3	$0.6	$13.9
Tip fee	3.9	30.4	34.3
Recycled metal	21.1	1.0	22.1

Total waste and service revenues	38.3	32.0	70.3
Electricity and steam sales	36.7	22.1	58.8
Other operating revenues	(3.3)	—	(3.3)

Total operating revenues	$71.7	$54.1	$125.8

(A)	This column represents the results of operations for the year ended December 31, 2008 for businesses acquired after December 31, 2007, plus the results of operations for the nine months ended September 30, 2008 for businesses acquired during the quarter ended September 30, 2007, plus results of operations for the six months ended June 30, 2008 for businesses acquired during the quarter ended June 30, 2007, plus results of operations for the three months ended March 31, 2008 for businesses acquired during the quarter ended March 31, 2007.

•	Revenues from Service Fee arrangements for existing business increased primarily due to contractual escalations, partially offset by lower revenues earned explicitly to service project debt of $1.4 million.
•	Revenues from Tip Fee arrangements for existing business increased due to increased waste volume handled in part due to the impact of a fire in 2007 at our SEMASS energy-from-waste facility, partially offset by slightly lower pricing.
•	Recycled metal revenues for existing business increased primarily due to higher pricing on average for the year. In addition, recovered metal volume increased due to the installation of new metal recovery systems, as well as due to enhancements made to existing systems.
•	Electricity and steam sales for existing business increased primarily due to higher energy rates, and increased production primarily resulting from capital improvements to increase productivity and improve environmental performance at the biomass facilities.

During the second and third quarters of 2008, we experienced historically high prices for recycled metal which has declined significantly during the fourth quarter of 2008 as reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2008	2007

March 31,	$11.4	$7.0
June 30,	19.0	7.5
September 30,	17.3	7.9
December 31,	5.9	9.1

Total for the Year Ended December 31,	$53.6	$31.5

•	Other operating revenues for existing business decreased primarily due to the timing of construction activity.

Operating Expenses

Variances in plant operating expenses for the domestic segment are as follows (in millions):

	Domestic Segment
	Operating Expense Variances
	Existing	New
	Business	Business (A)	Total

Total plant operating expenses	$36.8	$52.4	$89.2

(A)	This column represents the results of operations for the year ended December 31, 2008 for businesses acquired after December 31, 2007, plus the results of operations for the nine months ended September 30, 2008 for businesses acquired during the quarter ended September 30, 2007, plus results of operations for the six months ended June 30, 2008 for businesses acquired during the quarter ended June 30, 2007, plus results of operations for the three months ended March 31, 2008 for businesses acquired during the quarter ended March 31, 2007.

Existing business plant operating expenses increased by $36.8 million primarily due to cost escalations, including the impact of higher energy related costs. In addition, the cost for fuel at our biomass facilities increased due to higher production. Cost increases were partially offset by $5.2 million of business interruption insurance recoveries at our SEMASS facility as discussed below.

Depreciation and amortization expense increased by $2.8 million primarily due to capital expenditures and new business.

General and administrative expenses increased by $5.1 million primarily due to increased efforts to grow the business and normal wage and benefit escalations.

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

The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. Insurance recoveries were recorded as insurance recoveries, net of write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to plant operating expenses where such recoveries relate to other costs or business interruption losses. We recorded insurance recoveries in our consolidated statements of income and received cash proceeds in settlement of these claims as follows (in millions):

	Insurance Recoveries Recorded		Cash Proceeds Received
	For the Years Ended December 31,
	2008	2007	2008	2007

Repair and reconstruction costs (Insurance recoveries, net of write-down of assets)	$8.3	$17.3	$16.2	$9.4
Clean-up costs (reduction to Plant operating expenses)	$—	$2.7	$—	$2.7
Business interruption losses (reduction to Plant operating expenses)	$5.2	$2.0	$7.2	$—

Other operating expense increased by $2.5 million primarily due to losses on the retirement of fixed assets offset by reduced construction activity. See Note 12. Supplementary Financial Information of the Notes for additional information.

International Business Results of Operations — Comparison of Results for the Year Ended December 31, 2008 vs. Results for the Year Ended December 31, 2007

The international business results of operations are presented in the table below (in thousands):

	For the Years Ended		Increase
	December 31,		(Decrease)
	2008	2007	2008 vs 2007

Waste and service revenues	$3,990	$4,144	$(154)
Electricity and steam sales	275,976	173,073	102,903

Total operating revenues	279,966	177,217	102,749

Plant operating expenses	245,826	136,919	108,907
Depreciation and amortization expense	8,751	8,998	(247)
Net interest expense on project debt	5,918	6,381	(463)
General and administrative expenses	18,684	8,584	10,100
Other operating income	(2,274)	(3,848)	(1,574)

Total operating expenses	276,905	157,034	119,871

Operating income	$3,061	$20,183	(17,122)

The increases in revenues and plant operating expenses under energy contracts at both Indian facilities resulted primarily from increased demand from the electricity offtaker and resulting higher electricity generation. Higher fuel costs under these energy contracts are typically passed through to the electricity offtaker in the electricity tariff.

General and administrative expenses increased by $10.1 million primarily due to additional business development spending, increased litigation expense associated with an insurance claim associated with a coal facility in China which was sold in 2006, and normal wage and benefit escalations.

Other operating income decreased by $1.6 million primarily due the absence of the gain on sale of the Linan coal facility in 2007 and increased foreign currency exchange losses, partially offset by insurance recoveries associated with a coal facility in China which was sold in 2006.

RESULTS OF OPERATIONS — Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Our consolidated results of operations are presented in the table below (in thousands, except per share amounts):

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

Consolidated Results of Operations — Comparison of Results for the Year Ended December 31, 2007 vs. Results for the Year Ended December 31, 2006

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

Equity in net income from unconsolidated investments decreased by $6.4 million primarily due to the effects of the following factors relating to Quezon in the Philippines:

•	Quezon recorded a cumulative deferred income tax benefit in 2006 of $31.7 million, of which $7.0 million relates to our equity share in Quezon. The realization of this deferred tax benefit is subject to fluctuations in the value of the Philippine peso versus the U.S. dollar. During the year ended December 31, 2007, we reduced the cumulative deferred income tax benefit by approximately $4.3 million, as a result of the strengthening of the Philippine peso versus the U.S. dollar;
•	A decrease in equity in net income from unconsolidated investments for the year ended December 31, 2007 of approximately $4.1 million due to increased tax expense for Quezon related to the conclusion of a six-year income tax holiday in May 2006;
•	Quezon recorded a gain in 2007 resulting from a settlement with Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, related to various issues which had been pending for several years, including certain amendments to the contract to modify certain commercial terms and to resolve issues relating to the project’s performance during its first year of operation. The settlement primarily includes payment by Meralco to Quezon of approximately $8.5 million of prior uncollected receivables, of which $1.9 million relates to our equity share in Quezon.

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

Domestic Business Results of Operations — Comparison of Results for the Year Ended December 31, 2007 vs. Results for the Year Ended December 31, 2006

The domestic business results of operations are presented in the table below (in thousands):

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

Operating Revenues

Variances in revenues for the domestic segment are as follows (in millions):

	Domestic Segment
	Operating Revenue Variances
	Existing	New
	Business	Business (A)	Total

Waste and service revenues
Service fee	$5.2	$14.9	$20.1
Tip fee	4.7	13.9	18.6
Recycled metal	8.2	0.1	8.3

Total waste and service revenues	18.1	28.9	47.0
Electricity and steam sales	9.7	14.8	24.5
Other operating revenues	56.2	—	56.2

Total operating revenues	$84.0	$43.7	$127.7

(A)	This column represents the results of operations for the year ended December 31, 2007 for businesses acquired after December 31, 2006.

•	Revenues from Service Fee arrangements for existing business increased primarily due to contractual escalations, partially offset by lower revenues earned explicitly to service debt of $4.8 million.
•	Revenues from Tip Fee arrangements for existing business increased primarily due to pricing escalations, partially offset by a decrease in waste volume and reduced revenues of $4.1 million at our SEMASS facility following its fire on March 31, 2007.
•	Recycled metal revenues for existing business increased primarily due to higher pricing for ferrous and non-ferrous metal.
•	Electricity and steam sales for existing business increased primarily due to higher energy rates. This increase was partially offset by energy rate settlements of $3.7 million related to prior years, and a decrease in revenues of $1.9 million due to lower waste volume resulting from the temporary suspension of operations at our SEMASS facility following its fire on March 31, 2007.
•	Other operating revenues for existing business increased primarily due to construction revenues related to the expansion for the Hillsborough County facility.

Operating Expenses

Variances in plant operating expenses for the domestic segment are as follows (in millions):

	Domestic Segment
	Operating Expense Variances
	Existing	New
	Business	Business (A)	Total

Total plant operating expenses	$10.7	$41.7	$52.4

(A)	This column represents the results of operations for the year ended December 31, 2007 for businesses acquired after December 31, 2006.

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

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $17.3 million, pre-tax, which represented the net book value of the assets destroyed. The cost of repair or replacement, and business interruption losses, were insured under the terms of applicable insurance policies, subject to deductibles. During the year ended December 31, 2007, we recorded insurance recoveries of $17.3 million related to repair and reconstruction, $2.7 million related to clean-up costs and $2.0 million related to business interruption losses. Insurance recoveries were recorded as a reduction to the loss related to the write-down of assets where such recoveries related to repair and reconstruction costs, or as a reduction to operating expenses where such recoveries related to other costs or business interruption losses. See Note 12. Supplementary Financial Information of the Notes for additional information.

Other operating expense increased by $59.2 million primarily due to costs related to expansion construction at the Hillsborough County facility. See Note 12. Supplementary Financial Information of the Notes for additional information.

International Business Results of Operations — Comparison of Results for the Year Ended December 31, 2007 vs. Results for the Year Ended December 31, 2006

The international business results of operations are presented in the table below (in thousands):

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

During the first quarter of 2007, we completed a comprehensive recapitalization utilizing a series of equity and debt financings. Under these existing credit facilities, we have substantially greater, but not unrestricted, ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally.

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

Additionally, as of December 31, 2008, we had available credit for liquidity of $300 million under the Revolving Loan Facility (as defined below) and unrestricted cash of $192.4 million.

Under our Revolving Loan Facility, we have pro rata funding commitments from a large consortium of banks, including a 6.8% pro rata commitment from Lehman Brothers Commercial Bank. Lehman Brothers Commercial Bank is a subsidiary of Lehman Brothers Holdings, Inc., which filed for bankruptcy protection in September 2008. We believe that neither the Lehman Brothers Holdings, Inc. bankruptcy, nor the ability of Lehman Brothers Commercial Bank (which is not currently part of such bankruptcy proceeding) to fund its pro rata share of any draw request we may make, will have a material effect on our liquidity or capital resources.

As of December 31, 2008, we were in compliance with the covenants under the Credit Facilities (as defined below). We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Loan Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.

On September 22, 2008, we announced that our Board of Directors authorized the purchase of up to $30 million of our common stock in order to respond opportunistically to volatile market conditions. The share repurchases, if any, may take place from time to time based on market conditions and other factors. The authorization is expected to continue only for so long as recent volatile market conditions persist. As of December 31, 2008, we have not repurchased shares of our common stock under this program.

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

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 6. Long-Term Debt of the Notes. We were in compliance with all required covenants as of December 31, 2008.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.00 to 1.00 for the four quarter period ended December 31, 2008, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges. The maximum Covanta Energy leverage ratio allowed under the Credit Facilities adjusts in future periods as follows:

•	4.00 to 1.00 for each of the four quarter periods ended March 31, June 30 and September 30, 2009;
•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;
•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and
•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Sources and Uses of Cash Flow

	For the Years Ended December 31,			Increase (Decrease)
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	(In thousands)

Net cash provided by operating activities	$402,607	$363,591	$318,989	$39,016	$44,602
Net cash used in investing activities	(189,308)	(179,910)	(66,904)	9,398	113,006
Net cash used in financing activities	(170,242)	(268,335)	(147,420)	(98,093)	120,915
Effect of exchange rate changes on cash and cash equivalents	(70)	618	221	(688)	397

Net increase (decrease) in cash and cash equivalents	$42,987	$(84,036)	$104,886	127,023	(188,922)

During the first quarter of 2008, we revised our presentation of the condensed consolidated statements of cash flows to present changes in restricted funds held in trust relating to operating activities as a component of cash flow from operating activities and changes in restricted funds held in trust relating to financing activities (debt principal related) as a component of cash flow from financing activities; previously we included all changes in restricted funds held in trust as a component of cash flow from financing activities. For the years ended December 31, 2007 and 2006, we have reclassified approximately $5.5 million and $7.8 million, respectively, as a component of cash flow from operating activities in order to conform to the current period presentation on the consolidated statements of cash flows.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Net cash provided by operating activities for the year ended December 31, 2008 was $402.6 million, an increase of $39.0 million from the prior year period. The increase was primarily comprised of:

•	$29.8 million from a combination of improved operating performance and lower net interest expense; and
•	an increase in non-property insurance proceeds of $9.2 million (including $7.2 million of business interruption recoveries related to the SEMASS energy-from-waste facility).

Net cash used in investing activities for the year ended December 31, 2008 was $189.3 million, an increase of $9.4 million from the prior year period. The increase was primarily related to lower cash outflows for acquisitions of businesses of approximately $37.1 million, and increased property insurance proceeds of $6.8 million, offset by higher cash outflows principally comprised of:

•	$16.7 million to acquire land use rights in the United Kingdom and United States in connection with development activities;
•	an increase of $18.0 million related to investments in fixed maturities at our insurance subsidiary, partially offset by an increase of $5.2 million in proceeds from the sale of investments in fixed maturities at our insurance subsidiary;
•	$7.3 million of equity investments, of which $17.1 million related to the Chengdu project, offset by the $10.3 million equity investment in Sanfeng during the comparative period;
•	an increase in capital expenditures of $2.2 million;
•	$8.2 million related to a loan issued for the Harrisburg energy-from-waste facility;
•	$6.1 million of cash outflows comprised primarily of business development activities.

Net cash used in financing activities for the year ended December 31, 2008 was $170.2 million, a decrease of $98.1 million from the prior year period due primarily to the 2007 recapitalization. The net proceeds from refinancing the previously existing credit facilities with the New Credit Facilities was $5.6 million, net of transaction fees. Proceeds of approximately $364.4 million and $136.6 million, each net of underwriting discounts and commissions, were received during the three months ended March 31, 2007 related to underwritten public offerings of Debentures and common stock, respectively. The combination of the proceeds from the public offerings of Debentures and common stock and approximately $130.0 million in cash and restricted cash (available for use as a result of the recapitalization) were utilized for the repayment, by means of a tender offer, of approximately $611.9 million in principal amount of outstanding notes previously issued by certain intermediate subsidiaries.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Net cash provided by operating activities for the year ended December 31, 2007 was $363.6 million, an increase of $44.6 million from the prior year. The increase was primarily due to lower interest paid of $59.1 million resulting from the 2007 recapitalization and from lower project debt balances.

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

Net cash used in financing activities for the year ended December 31, 2007 was $268.3 million, an increase of $120.9 million from the prior year. This increase was primarily due to the 2007 recapitalization. The net proceeds from refinancing the previously existing credit facilities with the Credit Facilities was $5.6 million, net of transaction fees. Proceeds of approximately $364.4 million and $136.6 million, each net of underwriting discounts and commissions, were received during the year ended December 31, 2007 related to underwritten public offerings of Debentures and common stock, respectively. The combination of the proceeds from the public offerings of Debentures and common stock and approximately $130.0 million in cash and restricted cash (available for use as a result of the recapitalization) were utilized for the repayment, by means of a tender offer, of approximately $611.9 million in principal amount of outstanding notes previously issued by certain intermediate subsidiaries.

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

Certain subsidiaries had recourse liability for project debt which is recourse to a certain Covanta ARC Holdings, Inc. subsidiary, but is non-recourse to us and as of December 31, 2008 was as follows (in thousands):

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

Investments

Our insurance business requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. Our insurance business meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the insurance business relies on the sale of invested assets and/or contributions from us, as required. The investment policy guidelines for the insurance business require that all loss and loss adjustment expense (“LAE”) liabilities be matched by a comparable amount of investment grade assets. During the year ended December 31, 2008, we made a cash contribution of approximately $3 million to our insurance subsidiary to support their operating requirements. We believe that the insurance business has both adequate capital resources and sufficient reinsurance to meet its current operating requirements.

The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. The investment portfolio for our insurance business was as follows as of December 31, 2008 (in thousands):

	Amortized Cost	Fair Value

Investments by grade:
Fixed maturities:
U.S. Government/Agency	$17,897	$18,207
Mortgage-backed	4,183	4,184
Corporate (AAA to A)	4,540	4,346

Total fixed maturities	26,620	26,737
Equity securities	760	792

Total	$27,380	$27,529

Capital Requirements

The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2008 (in thousands, Note references are to the Notes):

		Payments Due by Period
			2010 and	2012 and	2014 and
	Total	2009	2011	2013	Beyond

Domestic project debt (Note 7)	$1,006,087	$155,597	$265,324	$228,972	$356,194
International project debt (Note 7)	52,036	34,550	17,486	—	—

Total project debt (Note 7)	1,058,123	190,147	282,810	228,972	356,194
Term Loan Facility (Note 6)	638,625	6,500	13,000	13,000	606,125
Debentures(1)	373,750	—	—	—	373,750
Other long-term debt	512	422	90	—	—

Total debt obligations(2)	2,071,010	197,069	295,900	241,972	1,336,069
Less: Non-recourse debt(3)	(1,058,635)	(190,569)	(282,900)	(228,972)	(356,194)

Total recourse debt	$1,012,375	$6,500	$13,000	$13,000	$979,875
Operating leases	366,032	57,580	89,950	60,541	157,961
Less: Non-recourse rental payments	(213,722)	(23,065)	(46,933)	(41,616)	(102,108)

Total recourse rental payments	$152,310	$34,515	$43,017	$18,925	$55,853
Interest payments(4)	458,686	82,002	128,632	101,266	146,786
Less: Non-recourse interest payments	(298,030)	(61,586)	(88,311)	(61,628)	(86,505)

Total recourse interest payments	$160,656	$20,416	$40,321	$39,638	$60,281
Retirement plan obligations(5)	$30,830	$4,920	$9,970	$10,400	$5,540
FIN 48 tax obligations(6)	$140,811	$22,721	$7,075	$3,747	$107,268

Total obligations	$1,496,982	$89,072	$113,383	$85,710	$1,208,817

(1)	The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. In addition, beginning with the six-month interest period commencing February 1, 2012, we may be required to pay contingent interest on the Debentures, calculated with reference to the trading price of the Debentures. As of December 31, 2008, the closing price of our common stock did not exceed the specified conversion price, and therefore, for purposes of this Capital Requirements chart, we have assumed no conversions or redemptions of the Debentures and no contingent interest related to the Debentures. For information detailing the contingent interest, conversion or redemption features of the Debentures, see Note 6. Long-Term Debt of the Notes.

(2)	Excludes $20.2 million of unamortized debt premium.

(3)	Payment obligations for the project debt associated with owned energy-from-waste facilities are limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments.

(4)	Interest payments on the Term Loan Facility and letter of credit fees are estimated based on current LIBOR rates and are estimated assuming contractual principal repayments.

(5)	Retirement plan obligations are based on actuarial estimates for the pension plan obligations and post-retirement plan obligations as of December 31, 2008.

(6)	Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”) obligations are based upon the expected date of settlement taking into account all of our administrative rights including possible litigation.

Other Commitments

Other commitments as of December 31, 2008 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$300,415	$46,111	$254,304
Surety bonds	64,086	—	64,086

Total other commitments — net	$364,501	$46,111	$318,390

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

The surety bonds listed on the table above relate primarily to performance obligations ($55.1 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

As discussed in the Overview — Acquisitions and Business Development discussion above, we are focused on developing new projects and making acquisitions to grow our business in the Americas, Europe and Asia. We are pursuing additional growth opportunities through the development and construction of new waste and energy facilities. Due to permitting and other regulatory factors, these projects generally evolve over lengthy periods and project financing is generally obtained at the time construction begins, at which time, we can more accurately determine our commitment for a development project.

To date, we have announced that we have entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. Under the Dublin project agreements, several customary conditions must be satisfied before full construction can begin, including the issuance of all required licenses and permits and approvals. We are responsible for the design and construction of the project, which is estimated to cost approximately 350 million euros and will require 36 months to complete, once full construction commences. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project, and we expect to arrange for project financing. The primary approvals and licenses for the project have been obtained, and any remaining consents and approvals necessary to begin full construction are expected to be obtained in due course. We have begun to perform preliminary site demolition work and expect to commence full construction during the second quarter of 2009.

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

Off-Balance Sheet Arrangements

We are party to lease arrangements at our Union County, New Jersey, Alexandria, Virginia and Delaware County, Pennsylvania energy-from-waste facilities. At our Union County facility, we lease the facility from the Union County Utilities Authority, referred to as the “UCUA,” under a lease that expires in 2023, which we may extend for an additional five years. We guarantee a portion of the rent due under the lease. Rent under the lease is sufficient to allow the UCUA to repay tax exempt bonds issued by it to finance the facility and which mature in 2023.

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

Our Covanta Delaware Valley, L.P. (“Delaware Valley”) facility is a party to a lease for the facility that expires in 2019. We are obligated to pay a portion of lease rent, designated as “Basic Rent B,” and could be liable to pay certain related contractually-specified amounts, referred to as “Stipulated Loss,” in the event of a default in the payment of rent under the Delaware Valley lease beyond the applicable grace period. The Stipulated Loss is similar to lease termination liability and is generally intended to provide the lessor with the economic value of the lease, for the remaining lease term, had the default in rent payment not occurred. The balance of rental and Stipulated Loss obligations are payable by a trust formed and collateralized by the project’s former operator in connection with the disposition of its interest in the Delaware Valley facility. Pursuant to the terms of various guarantee agreements, we have guaranteed the payments of Basic Rent B and Stipulated Loss to the extent such payments are not made by our subsidiary, referred to as the “Delaware Partnership”. We do not believe, however, that such payments constitute a material obligation of our subsidiary since our subsidiary expects to continue to operate the Delaware Valley facility in the ordinary course for the entire term of the lease and will continue to pay rent throughout the term of the lease. As of December 31, 2008, the estimated Stipulated Loss would have been $134.4 million.

We are also a party to lease arrangements pursuant to which we lease rolling stock in connection with our operating activities, as well as certain office equipment. Rent payable under these arrangements is not material to our financial condition. We generally use operating lease treatment for all of the foregoing arrangements. A summary of the operating lease obligations is contained in Note 15. Leases of the Notes.

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

Discussion of Critical Accounting Policies

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Stock-Based Compensation

We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. For the option awards granted prior to 2007, we determined an expected life of eight years in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, which permits use of the simplified method, as discussed in SAB No. 107, to determine the expected life of “plain vanilla” options. The expected life for the options issued in 2007 and 2008 was determined using this “simplified method” and as such, the expected lives of the options issued in 2007 range from 6.5 years to 6.04 years and in 2008 range from 6.54 to 6.48 years.

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

We review the forfeiture rate at least annually and revise compensation expense, if necessary. The forfeiture rates range from 8% to 15% depending on the type of award and the vesting period.

Purchase Accounting

We allocate acquisition purchase prices to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The fair value estimates used reflect our best estimates based on our work and the work of independent valuation consultants based on relevant information available to us. These estimates, and the assumptions used by us and by our valuation consultants, are subject to inherent uncertainties and contingencies beyond our control. For example, we used the discounted cash flow method to estimate the value of many of our assets. This entailed developing projections about future cash flows and adopting an appropriate discount rate. We cannot predict with certainty actual cash flows and the selection of a discount rate is heavily dependent on judgment. If different cash flow projections or discount rates were used, the fair values of our assets and liabilities could be materially increased or decreased. Accordingly, there can be no assurance that such estimates and assumptions reflected in the valuations will be realized, or that further adjustments will not occur. The assumptions and estimates used by us substantially affect our balance sheet. In addition, the valuations impact depreciation and amortization expense and changes in such assumptions and estimates may affect earnings in the future. During the current year, some of our estimates have been refined which resulted in changes to assets and liabilities recognized on the balance sheet as of December 31, 2008.

Effective January 1, 2009, purchase accounting will be accounted for in accordance with SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). See Note 2. Recent Accounting Pronouncements of the Notes.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our long-term assets and amortizable intangible assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. No events or change in circumstances occurred during the period to warrant impairment testing. However, had an event or change in circumstances occurred, the impact of recognizing an impairment could have a material impact on our financial position and results of operations.

Net Operating Loss Carryforwards — Deferred Tax Assets

As described in Note 9. Income Taxes of the Notes, we have recorded a deferred tax asset related to our net operating loss carryforwards (“NOLs”). The amount recorded was calculated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected from our domestic and international businesses, to the extent it is reasonably predictable.

We estimated that we have NOLs of approximately $591 million for federal income tax purposes as of the end of 2008. The NOLs will expire in various amounts beginning on December 31, 2009 through December 31, 2028, if not used. The amount of NOLs available to us will be reduced by any taxable income generated by current members of our tax consolidated group including certain grantor trusts relating to the Mission Insurance Entities or increased to the extent of any new losses recorded.

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

Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), but did not elect to apply the fair value option to any of our eligible financial assets and liabilities.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement did not require any new fair value measurements. FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS 157 for one year for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

For cash and cash equivalents, restricted cash, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee. The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation.

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

Revenue Recognition

We earn fees to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the client community pursuant to applicable energy-from-waste service agreements. Regardless of the timing of amounts paid by client communities relating to project debt principal, we record service revenue with respect to this principal component on a levelized basis over the term of the applicable agreement. Unbilled service receivables related to energy-from-waste operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt. Fees for waste disposal are recognized in the period received. Revenue from electricity and steam sales are recorded when delivered at rates specified in the contracts. We also earn fees under fixed-price construction contracts, in which case revenue is accounted for using the percentage-of-completion of services rendered.

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

•	Based on this evaluation for the year ended December 31, 2007, we increased the discount rate assumption for benefit obligations from 5.75% as of December 31, 2006 to 6.50% as of December 31, 2007. We recorded a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using a discount rate of 6.50%) exceeded the fair value of pension assets as of December 31, 2007. We recognized a net actuarial gain of $14.5 million, $9.4 million net of deferred tax, in AOCI during the year ended December 31, 2007.

•	Based on this evaluation for the year ended December 31, 2008, we decreased the discount rate assumption for benefit obligations from 6.50% as of December 31, 2007 to 6.25% as of December 31, 2008. We recorded a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using a discount rate of 6.25%) exceeded the fair value of pension assets as of December 31, 2008. We recognized a net actuarial loss of $20.0 million, $13.2 million net of deferred tax, in AOCI during the year ended December 31, 2008.

See Note 16. Employee Benefit Plans of the Notes for additional information related to Our pension and other postretirement benefit plans.

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

Our insurance subsidiaries use independent actuaries with whom we significantly rely on to form a conclusion on reserve estimates. Those independent actuaries use several generally accepted actuarial methods to evaluate the insurance business loss reserves, each of which has its own strengths and weaknesses. The independent actuaries place more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made and through discussions with our insurance subsidiaries’ management.

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

Affiliate Agreements

We hold a 26% investment in Quezon. We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statement of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the fiscal years ended December 31, 2008, 2007, and 2006, we collected $34.0 million, $35.4 million, and $26.9 million, respectively, for the operation and maintenance of the facility. As of December 31, 2008 and 2007, the net amount due to Quezon was $3.2 million and $1.1 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

As part of our acquisition of Covanta Energy in 2004 as part of its emergence from bankruptcy, we agreed to conduct a registered offering of our common stock to certain holders of Covanta Energy’s pre-petition secured debentures. On February 24, 2006, we completed this offering, in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds, including 633,380 shares purchased by D.E. Shaw Laminar Portfolios, L.L.C. (“Laminar”) pursuant to the exercise of rights held by Laminar as a holder of those debentures. At the time of this transaction, Laminar held more than 10% of our outstanding common stock.

Clayton Yeutter, a current director, is senior advisor to the law firm of Hogan & Hartson LLP. Hogan & Hartson has provided Covanta Energy with certain legal services for many years including 2008. This relationship preceded our acquisition of Covanta Energy. Mr. Yeutter did not direct or have any direct or indirect involvement in the procurement, provision, oversight or billing of such legal services and does not directly or indirectly benefit from those fees. The Board has determined that such relationship does not interfere with Mr. Yeutter’s exercise of independent judgment as a director.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in interest rates, foreign currency exchange rates, and commodity prices. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2008. Further information is included in Note 19. Financial Instruments of the Notes.

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

Generally, we are protected against fluctuations in fuel price risk in our domestic energy-from-waste business because most of our waste is provided under long term contracts where we are paid for our fuel at fixed rates. At thirteen of our energy-from-waste facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. At our domestic biomass projects, we pay for our fuel, and have exposure to fuel price risk because wood waste most often may be purchased only under short term arrangements. At our international independent power projects, we do not have material fuel cost risk because generally fuel costs are contractually included in our electricity revenues, or fuel is provided by our customers. In some of our international projects, the project entity (which in some cases is not our subsidiary) has entered into long-term fuel purchase contracts that protect the project from changes in fuel prices, provided counterparties to such contracts perform their commitments.

In addition, we sell, recover and recycle materials, principally ferrous metals, under short-term arrangements from most of our energy-from-waste projects, and have exposure to market fluctuations with respect to such sales. During the second and third quarters of 2008, we experienced historically high recycled metal prices, which declined materially during the fourth quarter of 2008. Revenue from these materials is included within our waste services revenue.

We are protected against energy market fluctuations at most of our projects, which have long-term contracts for the sale of energy output. At a few of our projects, we enter into shorter term arrangements for energy sales, or have market-based pricing and therefore, we have some exposure to energy market fluctuations.

In 2008, approximately 10% of our waste services revenue was subject to market-based pricing, and approximately 13% of our energy revenue was subject to market-based pricing.

Expiration of our contracts at energy-from-waste projects we own and at projects we operate will subject us to greater market risk in maintaining and enhancing our revenues. As the original waste disposal and operating contracts have approached the expiration dates of their initial term, we have renewed, extended or replaced these contracts on acceptable terms. Several more of these original waste disposal and operating contracts will expire at various dates through 2016, and we have risk in obtaining acceptable arrangements and associated revenue, for such projects thereafter. As our remaining agreements at facilities we own near expiration dates, we intend to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, we expect to be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. As we seek to enter into extended or new contracts following these expiration dates, we expect that medium and long term contracts for waste supply, for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace. We also expect that it may be relatively more difficult to enter into medium and long term contracts for sales of energy. As a result, following the expiration of these initial long term contracts, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets. By 2010, we expect approximately 50% of our domestic energy revenue to be sold at market rates unless contractual arrangements we put in place provide otherwise.

We also will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire.

Interest Rate Risk

Outstanding loan balances under the Credit Facilities bear interest at floating rates, which are calculated as either interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” the “prime rate” or the Federal Funds rate plus 0.5% per annum, plus a borrowing margin. For details as to the various election options under the Credit Facility, see Note 6. Long-Term Debt of the Notes. As of December 31, 2008, the outstanding balance of the Term Loan was $638.6 million. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1.00% in the underlying December 31, 2008 market interest rates would result in a potential reduction to twelve month future earnings of $6.4 million, pre-tax.

We have project debt outstanding bearing interest at floating rates that could subject us to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Of our project debt, approximately $116.7 million was floating rate debt at December 31, 2008. However, interest rate risk relating to the floating rate project debt is borne by the client communities because debt service is passed through to those clients under the contractual structure of their agreements. We had only one interest rate swap relating to project debt outstanding as of December 31, 2008 in the notional amount of $68.2 million related to floating rate project debt. Gains and losses, however, on this swap are for the account of the client community and are not borne by us.

Contingent Interest

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and as such, the fair market value for the embedded derivative was zero as of December 31, 2008. For additional information related to the Credit Facilities, see Note 6. Long-Term Debt of the Notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 2007 Recapitalization.

Foreign Currency Exchange Rate Risk

We have investments in energy projects in various foreign countries, including the Philippines, China, India and Bangladesh, and to a much lesser degree, United Kingdom, Ireland, Italy and Costa Rica. We do not enter into currency transactions to hedge our exposure to fluctuations in currency exchange rates. At some projects, we have mitigated our currency risks by structuring our project contracts so that our revenues are adjusted in line with corresponding changes in currency rates. Therefore, only working capital and project debt denominated in other than a project entity’s functional currency are exposed to currency risks.

As of December 31, 2008, we had $52.0 million of project debt related to two heavy fuel-oil projects in India. For $46.2 million of the debt (related to project entities whose functional currency is the Indian rupee), exchange rate fluctuations were recorded as translation adjustments in other comprehensive income within stockholders’ equity in our consolidated balance sheets. The remaining $5.8 million of debt was denominated in U.S. dollars.

The potential loss in fair value for such financial instruments from a 10% adverse change in December 31, 2008 quoted foreign currency exchange rates would be approximately $4.6 million, pre-tax.

As of December 31, 2008, we also had net investments in foreign subsidiaries and projects. See Note 8. Equity Method Investments of the Notes for further discussion.

Risk Related to the Investment Portfolio

With respect to our insurance business, the objectives in managing the investment portfolio held by our insurance subsidiary are to maintain necessary liquidity and maximize investment income and investment returns while minimizing overall market risk. Investment strategies are developed based on many factors including duration of liabilities, underwriting results, overall tax position, regulatory requirements, and fluctuations in interest rates. Investment decisions are made by management, in consultation with an independent investment advisor, and approved by our insurance subsidiary’s board of directors. Market risk represents the potential for loss due to adverse changes in the fair value of securities. The market risks related to the fixed maturity portfolio are primarily credit risk, interest rate risk, reinvestment risk and prepayment risk. The market risk related to the equity portfolio is price risk.

Fixed Maturities

With respect to our insurance business, interest rate risk is the price sensitivity of fixed maturities to changes in interest rate. We view these potential changes in price within the overall context of asset and liability matching. We estimate the payout patterns of the liabilities, primarily loss reserves, of our insurance subsidiary to determine their duration. Duration targets are set for the fixed income portfolio after consideration of the duration of the liabilities that we believe mitigate the overall interest rate risk. Our exposure to interest rate risk is mitigated by the relative short-term nature of our insurance and other liabilities. The effective duration of the portfolio was 1.6 years as of December 31, 2008 and 2007. We believe that the portfolio duration is appropriate given the relative short-tail nature of the auto programs and projected run-off of all other lines of business. A hypothetical 100 basis point increase in market interest rates would cause an approximate 1.7% decrease in the fair value of the portfolio while a hypothetical 100 basis point decrease would cause an approximate 1.3% increase in fair value. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment. Our exposure to credit risk is mitigated by our investment in high quality fixed income alternatives.

Fixed maturities held by our insurance subsidiary include $4.2 million and $5.7 million of mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) as of December 31, 2008 and 2007, respectively. All MBS held by our insurance subsidiary were issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), which are both rated AAA by Moody’s Investors Services.

One of the risks associated with MBS is the timing of principal payments on the mortgages underlying the securities. We attempt to limit repayment risk by purchasing MBS whose cost is below or does not significantly exceed par, and by primarily purchasing structured securities with repayment protection which provides more certain cash flow to the investor such as MBS with sinking fund schedules known as Planned Amortization Classes (“PAC”) and Targeted Amortization Classes (“TAC”). The structures of PACs and TACs attempt to increase the certainty of the timing of prepayment and thereby minimize the prepayment and interest rate risk. In 2008, our insurance subsidiary recognized $0.02 million in gains on sales of fixed maturities.

Equity Securities

Our insurance subsidiary’s investments in equity securities are generally limited to Fortune 500 companies with strong balance sheets, along with a history of dividend growth and price appreciation. As of December 31, 2008, equity securities represented 2.9% of our insurance company’s total investment portfolio. During 2008, the insurance subsidiary permanently impaired 5 equity securities for a total of $0.16 million. The impaired equity securities were primarily in the financial services sector.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation

We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
February 25, 2009

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$934,527	$864,396	$817,633
Electricity and steam sales	660,616	498,877	433,834
Other operating revenues	69,110	69,814	17,069

Total operating revenues	1,664,253	1,433,087	1,268,536

OPERATING EXPENSES:
Plant operating expenses	999,674	801,560	712,156
Depreciation and amortization expense	199,488	196,970	193,217
Net interest expense on project debt	53,734	54,579	60,210
General and administrative expenses	97,016	82,729	73,599
Insurance recoveries, net of write-down of assets	(8,325)	—	—
Other operating expenses	66,701	60,639	2,594

Total operating expenses	1,408,288	1,196,477	1,041,776

Operating income	255,965	236,610	226,760

Other income (expense):
Investment income	5,717	10,578	11,770
Interest expense	(46,804)	(67,104)	(109,507)
Loss on extinguishment of debt	—	(32,071)	(6,795)

Total other expenses	(41,087)	(88,597)	(104,532)

Income before income tax expense, minority interests and equity in net income from unconsolidated investments	214,878	148,013	122,228
Income tax expense	(92,227)	(31,040)	(38,465)
Minority interests	(6,961)	(8,656)	(6,610)
Equity in net income from unconsolidated investments	23,583	22,196	28,636

NET INCOME	$139,273	$130,513	$105,789

Weighted Average Common Shares Outstanding:
Basic	153,345	152,653	145,663

Diluted	154,732	153,997	147,030

Earnings Per Share:
Basic	$0.91	$0.85	$0.73

Diluted	$0.90	$0.85	$0.72

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$192,393	$149,406
Marketable securities available for sale	300	2,495
Restricted funds held in trust	175,093	187,951
Receivables (less allowances of $3,437 and $4,353)	243,791	252,114
Unbilled service receivables	49,468	59,232
Deferred income taxes	—	29,873
Prepaid expenses and other current assets	123,214	113,927

Total Current Assets	784,259	794,998
Property, plant and equipment, net	2,530,035	2,620,507
Investments in fixed maturities at market (cost: $26,620 and $26,338, respectively)	26,737	26,260
Restricted funds held in trust	149,818	191,913
Unbilled service receivables	44,298	56,685
Waste, service and energy contracts, net	223,397	268,353
Other intangible assets, net	83,331	88,954
Goodwill	195,617	127,027
Investments in investees and joint ventures	102,953	81,248
Other assets	139,544	112,554

Total Assets	$4,279,989	$4,368,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Current portion of long-term debt	$6,922	$6,898
Current portion of project debt	198,034	195,625
Accounts payable	24,470	29,916
Deferred revenue	15,202	25,114
Accrued expenses and other current liabilities	215,046	234,000

Total Current Liabilities	459,674	491,553
Long-term debt	1,005,965	1,012,534
Project debt	880,336	1,084,650
Deferred income taxes	466,468	440,723
Waste and service contracts	114,532	130,464
Other liabilities	165,881	141,740

Total Liabilities	3,092,856	3,301,664

Commitments and Contingencies (Note 21)

Minority Interests	35,014	40,773

Stockholders’ Equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 154,797 and 154,281 shares; outstanding 154,280 and 153,922 shares)	15,480	15,428
Additional paid-in capital	776,544	765,287
Accumulated other comprehensive (loss) income	(8,205)	16,304
Accumulated earnings	368,352	229,079
Treasury stock, at par	(52)	(36)

Total Stockholders’ Equity	1,152,119	1,026,062

Total Liabilities and Stockholders’ Equity	$4,279,989	$4,368,499

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

OPERATING ACTIVITIES:
Net income	$139,273	$130,513	$105,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	199,488	196,970	193,217
Revenue contract levelization	(586)	(555)	3,419
Amortization of long-term debt deferred financing costs	3,684	3,841	3,858
Amortization of debt premium and discount	(10,707)	(14,857)	(22,506)
Loss on extinguishment of debt	—	32,071	6,795
Provision for doubtful accounts	1,839	1,184	2,251
Stock-based compensation expense	14,750	13,448	6,887
Equity in net income from unconsolidated investments	(23,583)	(22,196)	(28,636)
Dividends from unconsolidated investments	19,459	24,250	19,375
Minority interests	6,961	8,656	6,610
Deferred income taxes	70,826	5,869	20,908
Other, net	3,809	(1,801)	6,872
Change in restricted funds held in trust	29,481	5,493	7,790
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	4,138	(36,084)	(8,577)
Unbilled service receivables	14,020	19,403	17,294
Accounts payable and accrued expenses	(38,450)	22,880	2,351
Unpaid losses and loss adjustment expenses	(3,235)	(4,984)	(8,848)
Other, net	(28,560)	(20,510)	(15,860)

Net cash provided by operating activities	402,607	363,591	318,989

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(73,393)	(110,465)	—
Proceeds from the sale of investment securities	20,295	15,057	10,615
Purchase of investment securities	(18,577)	(622)	(774)
Acquisition of non-controlling interest in subsidiary	—	—	(27,500)
Purchase of equity interest	(18,503)	(11,199)	—
Purchase of property, plant and equipment	(87,920)	(85,748)	(54,267)
Property insurance proceeds	16,215	9,441	—
Acquisition of land use rights	(16,727)	—	—
Loans issued to client community to fund certain facility improvements	(8,233)	—	—
Other, net	(2,465)	3,626	5,022

Net cash used in investing activities	(189,308)	(179,910)	(66,904)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	—	135,757	—
Proceeds from rights offerings, net	—	—	20,498
Proceeds from the exercise of options for common stock, net	262	812	1,126
Proceeds from borrowings on long-term debt	—	949,907	97,619
Financings of insurance premiums, net	1,381	7,927	—
Proceeds from borrowings on project debt	8,278	3,506	6,868
Proceeds from borrowings on revolving credit facility	—	30,000	—
Principal payments on long-term debt	(6,877)	(1,181,130)	(140,638)
Principal payments on project debt	(187,800)	(164,167)	(151,095)
Payments of borrowings on revolving credit facility	—	(30,000)	—
Payments of long-term debt deferred financing costs	—	(18,324)	(2,129)
Payments of tender premiums on debt extinguishment	—	(33,016)	(1,952)
Increase in holding company restricted funds	—	6,660	—
Decrease in restricted funds held in trust	21,575	31,432	31,583
Distributions to minority partners	(7,061)	(7,699)	(9,263)
Other, net	—	—	(37)

Net cash used in financing activities	(170,242)	(268,335)	(147,420)

Effect of exchange rate changes on cash and cash equivalents	(70)	618	221

Net increase (decrease) in cash and cash equivalents	42,987	(84,036)	104,886
Cash and cash equivalents at beginning of period	149,406	233,442	128,556

Cash and cash equivalents at end of period	$192,393	$149,406	$233,442

Cash Paid for Interest and Income Taxes:
Interest	$114,207	$146,677	$205,807
Income taxes	$22,979	$24,122	$17,398

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Accumulated
	Common Stock		Paid-In	Unearned	Comprehensive	Earnings	Treasury Stock
	Shares	Amount	Compensation	Compensation	(Loss) Income	(Deficit)	Shares	Amount	Total
	(In thousands)

Balance as of December 31, 2005	141,246	$14,125	$594,186	$(4,583)	$535	$(5,014)	80	$(8)	$599,241
Reclass of unearned compensation upon adoption of SFAS 123R			(4,583)	4,583					—
Shares issued in rights offering	5,697	570	19,928						20,498
Stock-based compensation expense			6,887						6,887
Tax benefit related to exercise of stock options and vesting of restricted stock			2,242						2,242
Shares forfeited for terminated employees			(30)				77	(8)	(38)
Exercise of options to purchase common stock	178	18	1,108						1,126
Shares issued in non-vested stock award	536	53	(53)						—
Comprehensive income, net of income taxes:
Net income						105,789			105,789
Foreign currency translation					986				986
Minimum pension liability adjustment					100				100
Net unrealized gain on available-for-sale securities					559				559
Net unrealized gain on derivative instruments					112				112

Total comprehensive income					1,757	105,789			107,546

Adjustment for unrecognized net gain upon
adoption of SFAS 158					1,650				1,650

Balance as of December 31, 2006	147,657	14,766	619,685	—	3,942	100,775	157	(16)	739,152
Shares issued in equity offering, net of costs	6,118	612	135,143						135,755
Stock-based compensation expense			13,448						13,448
Effect of FIN 48 adoption						(2,209)			(2,209)
Tax benefit related to exercise of stock options and vesting of restricted stock			200						200
Shares forfeited for terminated employees			3				27	(3)	—
Shares repurchased for tax withholdings for vested stock awards			(3,954)				175	(17)	(3,971)
Exercise of options to purchase common stock	113	11	801						812
Shares issued in non-vested stock award	393	39	(39)						—
Comprehensive income, net of income taxes:
Net income						130,513			130,513
Foreign currency translation					4,388				4,388
SFAS 158 unrecognized net gain					9,446				9,446
Minimum pension liability adjustment					(59)				(59)
Net unrealized gain on available-for-sale securities					712				712
Net unrealized gain on derivative instruments					(2,125)				(2,125)

Total comprehensive income					12,362	130,513			142,875

Balance as of December 31, 2007	154,281	15,428	765,287	—	16,304	229,079	359	(36)	1,026,062
Stock-based compensation expense			14,750						14,750
Shares forfeited for terminated employees			2				21	(2)	—
Shares repurchased for tax withholdings for vested stock awards			(3,705)				137	(14)	(3,719)
Exercise of options to purchase common stock	22	2	260						262
Shares issued in non-vested stock award	494	50	(50)						—
Comprehensive income, net of income taxes:
Net income						139,273			139,273
Foreign currency translation					(10,481)				(10,481)
SFAS 158 unrecognized net loss					(13,218)				(13,218)
Minimum pension liability adjustment					(403)				(403)
Net unrealized loss on available-for-sale securities					(407)				(407)

Total comprehensive loss					(24,509)	139,273			114,764

Balance as of December 31, 2008	154,797	$15,480	$776,544	$—	$(8,205)	$368,352	517	$(52)	$1,152,119

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the Americas. We own, have equity investments in, and/or operate 60 energy generation facilities, 50 of which are in the United States and 10 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, a biomass procurement business, four landfills, which we use primarily for ash disposal, and several waste transfer stations. We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

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

Revenues

Waste and Service Revenues

Revenues from waste and service agreements consist of the following:

1) Fees earned under contract to operate and maintain energy-from-waste and independent power facilities are recognized as revenue when services are rendered, regardless of the period they are billed;

2) Fees earned to service project debt (principal and interest) where such fees are expressly included as a component on the service fee paid by the client community pursuant to applicable energy-from-waste service agreements. Regardless of the timing of amounts paid by client communities relating to project debt principal, we record service revenue with respect to this principal component on a levelized basis over the term of the agreement. Unbilled service receivables related to energy-from-waste operations

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt;

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

Pass Through Costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our consolidated financial statements. Total pass through costs for the years ended December 31, 2008, 2007 and 2006 were $70.2 million, $63.5 million, and $59.3 million, respectively.

Income Taxes

Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the periods covered by the consolidated financial statements, we filed a consolidated Federal income tax return, which included all eligible United States subsidiary companies. Foreign subsidiaries were taxed according to regulations existing in the countries in which they do business. Our subsidiary, Covanta Lake II, Inc. has not been a member of any consolidated tax group since February 20, 2004. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts, which are excluded from our consolidated financial statements.

We adopted and apply the permanent reinvestment exception under Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”) in 2006 and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”) in 2007. For additional information related to the impact of applying these provisions, see Note 9. Income Taxes.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R focuses primarily on accounting for share-based awards to employees in exchange for services, and it requires entities to recognize compensation expense for these awards. The cost for equity-based stock awards is expensed based on their grant date fair value. For additional information, see Note 17. Stock-Based Award Plans.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value.

Investments

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), but did not elect to apply the fair value option to any of our eligible financial assets and liabilities.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Changes in fair value are credited or charged directly to Accumulated Other Comprehensive Income (“AOCI”) in the consolidated statements of stockholders’ equity as unrealized gains or losses, respectively. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Realized gains and losses are recognized in the consolidated statements of income based on the amortized cost of fixed maturities and cost basis for equity securities on the date of trade, subject to any previous adjustments for “other than temporary” declines. For additional information, see Note 13. Investments.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	whether the unrealized loss is credit-driven or a result of changes in market interest rates;
•	a fundamental analysis of the business prospects and financial condition of the issuer; and
•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Other investments, such as investments in companies in which we do not have the ability to exercise significant influence, are carried at the lower of cost or estimated realizable value.

Restricted Funds Held in Trust

Restricted funds held in trust are primarily amounts received by third party trustees relating to certain projects we own which may be used only for specified purposes. We generally do not control these accounts. They primarily include debt service reserves for payment of principal and interest on project debt, and deposits of revenues received with respect to projects prior to their disbursement, as provided in the relevant indenture or other agreements. Such funds are invested principally in United States Treasury bills and notes and United States government agency securities. Restricted fund balances are as follows (in thousands):

	As of December 31,
	2008		2007
	Current	Noncurrent	Current	Noncurrent

Debt service funds	$103,371	$97,761	$111,193	$142,098
Revenue funds	25,105	—	22,253	—
Other funds	46,617	52,057	54,505	49,815

Total	$175,093	$149,818	$187,951	$191,913

Restricted Funds for Emergence Costs

As of December 31, 2008 and 2007, we had $20.4 million and $20.0 million, respectively, in cash held in restricted accounts to pay for certain taxes which may be due relating to Covanta Energy’s bankruptcy, which occurred prior to its acquisition by us, and that are estimated to be paid in the future. Cash held in such restricted accounts is not available for general corporate purposes.

Deferred Financing Costs

As of December 31, 2008 and 2007, we had $13.7 million and $17.7 million, respectively, of net deferred financing costs recorded on the consolidated balance sheets. These costs were incurred in connection with our various financing arrangements. These costs are being amortized using the effective interest rate method over the expected period that the related financing was to be outstanding. See Note 6. Long-Term Debt — 2007 Recapitalization.

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2008		2007
	Current	Noncurrent	Current	Noncurrent

Advance billings to municipalities	$8,333	$—	$11,610	$—
Unearned insurance premiums	1,587	—	896	—
Other	5,282	4,345	12,608	4,931

Total	$15,202	$4,345	$25,114	$4,931

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant, and equipment acquired from acquisitions were recorded at our estimate of their fair values on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which range up to 37 years for energy-from-waste facilities. The original useful lives generally range from three years for computer equipment to 50 years for components of energy-from-waste facilities. Leaseholds improvements are depreciated over the remaining life of the lease or the asset, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is reflected in the consolidated statements of income.

Asset Retirement Obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we recognize a legal liability for asset retirement obligations when it is incurred — generally upon acquisition, construction, or development. Our legal liabilities include closure and post-closure costs for landfill cells and site restoration for certain energy-from-waste and power producing sites. We principally determine the liability using internal estimates of the costs using current information, assumptions, and interest rates, but also use independent appraisals as appropriate to estimate costs. When a new liability for asset retirement obligation is recorded, we capitalize the cost of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. We recognize period-to-period changes in the liability resulting from revisions to the timing or the amount of the original estimate of the undiscounted cash flows. Any changes are incorporated into the carrying amount of the liability and will result in an adjustment to the amount of asset retirement cost allocated to expense in subsequent periods. Our asset retirement obligation is presented as follows (in thousands):

	As of December 31,
	2008	2007

Beginning of period asset retirement obligation	$25,520	$26,517
Accretion expense	1,998	2,091
Deductions(1)	(1,565)	(5,290)
Additions(2)	1,576	2,202

End of period asset retirement obligation	$27,529	$25,520
Less: current portion	(1,618)	(964)

Asset retirement obligation	$25,911	$24,556

(1)	Deductions in 2008 and 2007 related to expenditures and settlements of the asset retirement obligation liability and net revisions based on current estimates of the liability and revised expected cash flows and life of the liability.

(2)	Additions in 2008 related primarily to purchase price allocations for asset retirement obligations for the ash landfill acquired in Massachusetts in 2008, offset by purchase price allocation adjustments for the two biomass energy facilities acquired in California in 2007. Additions in 2007 related primarily to purchase price allocations for asset retirement obligations for the two biomass energy facilities acquired in California in 2007. See Note 3. Acquisitions, Business Development and Dispositions.

Waste, Service and Energy Contracts

The vast majority of our waste, service and energy contracts were valued in March 2004 and June 2005 related to the acquisitions of Covanta Energy and Covanta ARC Holdings, Inc. (“ARC Holdings”), respectively. Intangible assets and liabilities, as well as lease interest, renewable energy credits and other indefinite-lived assets, are

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded at their estimated fair market values based upon discounted cash flows in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).

Amortization for the “above market” waste, service and energy contracts and “below market” waste and energy contracts was calculated using the straight-line method. The remaining weighted-average contract life is approximately 9 years for both the “above market” waste, service and energy contracts and “below market” waste and energy contracts. See Note 10. Amortization of Waste, Service and Energy Contracts.

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

Accumulated Other Comprehensive Income

AOCI, in the statement of stockholders’ equity, includes unrealized gains and losses excluded from the consolidated statements of income. These unrealized gains and losses consist of unrecognized gains or losses on our pension and other postretirement benefit obligations, foreign currency translation adjustments, unrealized gains or losses on securities classified as available-for-sale, and net unrealized gains and losses on interest rate swaps.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses (“LAE”) are based on estimates of reported losses and historical experience for incurred but unreported claims, including losses reported by other insurance companies for reinsurance assumed, and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. We believe that the provisions for unpaid losses and LAE are adequate to cover the cost of losses and LAE incurred to date. However, such liability is based upon estimates which may change and there can be no assurance that the ultimate liability will not exceed such estimates. Unpaid losses and LAE are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are included in current operations. The following table summarizes the activity in the insurance subsidiaries’ liability for unpaid losses and LAE (in thousands):

	As of December 31,
	2008	2007	2006

Net unpaid losses and LAE at beginning of year	$22,400	$25,712	$32,082
Incurred, net, related to:
Current year	7,272	6,398	7,579
Prior years	1,818	1,492	297

Total net incurred	9,090	7,890	7,876
Paid, net, related to:
Current year	(4,361)	(3,905)	(4,085)
Prior years	(6,982)	(7,357)	(10,221)

Total net paid	(11,343)	(11,262)	(14,306)
Plus: Increase in allowance for reinsurance recoverable on unpaid losses	60	60	60

Net unpaid losses and LAE at end of year	20,207	22,400	25,712
Plus: Reinsurance recoverable on unpaid losses	9,155	10,036	12,308

Gross unpaid losses and LAE at end of year	$29,362	$32,436	$38,020

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, unbilled service receivables, stock-based compensation, purchase accounting allocations, cash flows and taxable income from future operations, unpaid losses and LAE, allowances for uncollectible receivables, and liabilities related to pension obligations, and for workers’ compensation, severance and certain litigation.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain prior period amounts have been reclassified in the financial statements to conform to the current period presentation.

During the first quarter of 2008, we revised our presentation of the condensed consolidated statements of cash flows to present changes in restricted funds held in trust relating to operating activities as a component of cash flow from operating activities and changes in restricted funds held in trust relating to financing activities (debt principal related) as a component of cash flow from financing activities; previously we included all changes in restricted funds held in trust as a component of cash flow from financing activities. For the years ended December 31, 2007 and 2006, we have reclassified approximately $5.5 million and $7.8 million, respectively, as a component of cash flow from operating activities in order to conform to the current period presentation on the consolidated statements of cash flows.

Note 2.	Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The FSP, which is effective for us on January 1, 2009, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. The restricted stock awards granted under our Equity Award Plans are not participating securities. The adoption of FSP EITF 03-6-1 will not have any impact on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt component should be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component should be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability, net of deferred taxes. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the debt. FSP APB 14-1, effective for us on January 1, 2009 for our 1.00% Senior Convertible Debentures (“Debentures”), requires retrospective application for all periods presented, and does not grandfather existing instruments. We estimate that the pre-tax increase in non-cash interest expense to be recognized on our consolidated statements of income using a 7.25% discount rate, our nonconvertible debt borrowing rate at the date of the bond’s issuance, would be as follows (in millions):

	2007	2008	2009	2010	2011	2012-2027	Total

Pre-tax increase in non-cash interest expense	$5.2	$6.1	$6.5	$7.0	$7.6	$213.9	$246.3

In April 2008, the FASB issued FSP FASB No. 142-3, “Determining the Useful Life of Intangible Assets,” (“FSP FASB 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles (GAAP). This FSP permits us to use our own assumptions about whether a renewal or extension of a lease or service agreement in a business combination will occur. If we expect a renewal or extension, costs expected for the renewal or extension can be considered part of the cost of the asset and the life of the asset will include the renewal or extension period. FSP FASB 142-3 is effective for us on January 1, 2009. We do not expect the adoption of FSP FASB 142-3 to have a material impact on our existing intangible assets.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for us on January 1, 2009. We do not expect the adoption of SFAS 161 to result in additional financial reporting disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting for the noncontrolling (minority) interests in a subsidiary and the deconsolidation of a subsidiary. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 was effective for us on January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for the acquiring entity in a business combination to: recognize and measure the assets acquired and liabilities assumed in the transaction including any noncontrolling interest of the acquired entity; recognize and measure any goodwill acquired or gain resulting from a bargain purchase; establish the acquisition-date fair value as the measurement objective; and disclose to investors and other users of financial statements all of the information they need to evaluate and understand the nature and financial effect of the business combination. Other significant changes include: expensing of direct transaction costs as incurred; capitalizing in-process research and development costs; and recording a liability for contingent consideration at the measurement date with subsequent remeasurement recognized in the results of operations. SFAS 141R also requires that any costs for business restructuring and exit activities related to the acquired company will be included in the post-combination results of operations. SFAS 141R also requires that any tax adjustments for business combinations previously recorded under SFAS 141 be recognized in the results of operations. SFAS 141R was effective for us on January 1, 2009 and may have a material impact on our consolidated financial statements, depending on the specific business combination transaction.

Note 3.	Acquisitions, Business Development and Dispositions

Our growth strategy includes the acquisition of waste and energy related businesses located in markets with significant growth opportunities and the development of new projects and expansion of existing projects. We will also consider acquiring or developing new technologies and businesses that are complementary with our existing renewable energy and waste services business. Acquisitions are accounted for under the purchase method of accounting. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions. The acquisitions in the section below are not material to our consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented.

We allocate acquisition purchase prices to identified intangibles assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill, in accordance with SFAS 141, which is effective through December 31, 2008. Effective January 1, 2009, all business combinations will be accounted for in accordance with SFAS 141R. See Note 2. Recent Accounting Pronouncements.

Acquisitions and Business Development

Domestic

Maine Biomass Energy Facilities

On December 22, 2008, we acquired Indeck Maine, LLC from co-owners Ridgewood Maine, L.L.C. and Indeck Energy Services, Inc. Indeck Maine, LLC owned and operated two biomass energy facilities. The two nearly

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identical facilities, located in West Enfield and Jonesboro, Maine, added a total of 49 gross megawatts (“MW”) to our renewable energy portfolio. We have begun to sell the electric output and intend to sell renewable energy credits from these facilities into the New England market. We acquired these two facilities for cash consideration of approximately $53.3 million, net of cash acquired, subject to final working capital adjustments. The preliminary purchase price allocation, which includes no goodwill, is based on estimates and assumptions, any changes to which could affect the reported amounts of assets, liabilities and expenses resulting from this acquisition.

Wallingford, Connecticut Energy-from-Waste Facility

On December 17, 2008, we entered into new tip fee contracts which will supply waste to the Wallingford, Connecticut facility, following the expiration of the existing service fee contract in 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

Kent County, Michigan Energy-from-Waste Facility

On December 4, 2008, we entered into a new tip fee contract with Kent County in Michigan which commenced on January 1, 2009 and extended the existing contract from 2010 to 2023. This contract is expected to supply waste utilizing most or all of the facility’s capacity. Previously this was a service fee contract.

Pasco County, Florida Energy-from-Waste Facility

On September 23, 2008, we entered into a new service fee contract with the Pasco County Commission in Florida which commenced on January 1, 2009 and extended the existing contract from 2011 to 2016.

Indianapolis Energy-from-Waste Facility

On July 25, 2008, we entered into a new tip fee contract with the City of Indianapolis for a term of 10 years which commenced upon expiration of the existing service fee contract in December 2008. This contract represents approximately 50% of the facility’s capacity.

Tulsa Energy-from-Waste Facility

On June 2, 2008, we acquired an energy-from-waste facility in Tulsa, Oklahoma from The CIT Group/Equipment Financing, Inc. for cash consideration of approximately $12.7 million. The design capacity of the facility is 1,125 tons per day (“tpd”) of waste and gross electric capacity of 16.5 MW. This facility was shut down by the prior owner in the summer of 2007 and we returned two of the facility’s three boilers to service in November 2008, and plan to return its third boiler to service during 2009. During the year ended December 31, 2008, we have invested approximately $4.9 million in capital improvements to restore the operational performance of the facility.

Peabody Landfill

On May 20, 2008, we acquired a landfill for the disposal of ash in Peabody, Massachusetts from Peabody Monofill Associates, Inc. and others for cash consideration of approximately $7.4 million.

Alternative Energy Technology Development

We have entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Initial licensing fees and demonstration unit purchases approximated $6.5 million during the year ended December 31, 2008.

Harrisburg Energy-from-Waste Facility

In February 2008, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we have a right of first refusal to purchase the facility. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed by the City of Harrisburg. As of December 31, 2008, we have advanced $8.2 million under this funding arrangement. The facility improvements are expected to be completed by mid 2009.

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

Pacific Ultrapower Chinese Station, California

On October 18, 2007, we acquired an additional 5% ownership interest in our subsidiary Pacific Ultrapower Chinese Station, a biomass energy facility located in California, for less than $1 million in cash, increasing our ownership interest to a majority interest of 55%. Although we have acquired majority interest, we do not have the ability to exercise control over the operating and financial policies of the investee and therefore, we continue to account for this investment under the equity method.

Massachusetts Energy-from-Waste Facilities and Transfer Stations

On October 1, 2007, we acquired the operating businesses of EnergyAnswers Corporation for cash consideration of approximately $41 million. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 tpd energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Approximately 75% of waste revenues are contracted for these facilities. We subsequently sold certain assets acquired in this transaction for a total consideration of $5.8 million during the fourth quarter of 2007 and the first quarter of 2008. The purchase price allocation included $9.6 million of goodwill.

Westchester Transfer Stations

On October 1, 2007, we acquired two waste transfer stations in Westchester County, New York from Regus Industries, LLC for cash consideration of approximately $7.3 million. The purchase price allocation included $1.5 million of goodwill.

California Biomass Energy Facilities

On July 16, 2007, we acquired Central Valley Biomass Holdings, LLC (“Central Valley”) from The AES Corporation. Under the terms of the purchase agreement, we paid cash consideration of $51 million plus approximately $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, which are all located in California. In addition, we invested approximately $8 million prior to December 31, 2007, and approximately $11 million during the year ended December 31, 2008 in capital improvements to significantly increase the facilities’ productivity and improve environmental performance. As of September 30, 2008, these capital improvements have been completed. The purchase price allocation included $23.2 million of goodwill.

Holliston Transfer Station

On April 30, 2007, we acquired a waste transfer station in Holliston, Massachusetts from Casella Waste Systems Inc. for cash consideration of approximately $7.5 million. In addition, we invested approximately $4.2 million prior to December 31, 2007 and approximately $1.0 million during the year ended December 31, 2008 in capital improvements to enhance the environmental and operational performance of the transfer station.

Hempstead Energy-from-Waste Facility

We entered into a new tip fee contract with the Town of Hempstead in New York for a term of 25 years commencing upon expiration of the existing contract in August 2009. This contract provides approximately 50% of

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the facility’s capacity. We also entered into new tip fee contracts with other customers that expire between February 2011 and December 2014. These contracts provide an additional 40% of the facility’s capacity.

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

Covanta Onondaga Limited Partnership

On December 27, 2006, for cash consideration of $27.5 million, we acquired the limited partnership interests held by unaffiliated entities in Covanta Onondaga Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Onondaga County, New York.

International

China Joint Ventures

On April 2, 2008, our project joint venture with Chongqing Iron & Steel Company (Group) Limited received an award to build, own, and operate an 1,800 tpd energy-from-waste facility for Chengdu Municipality, in Sichuan Province, People’s Republic of China. On June 25, 2008, the project’s 25 year waste concession agreement was executed. In connection with this project, we invested $17.1 million for a 49% equity interest in the project joint venture company. The Chengdu project is expected to commence construction in early 2009, and commence operations in 2011.

In December 2007, we entered into a joint venture with Guangzhou Development Power Investment Co., Ltd. through which we intend to develop energy-from-waste projects in Guangdong Province, People’s Republic of China. We hold a 40% equity interest in the joint venture entity, Guangzhou Development Covanta Environmental Energy Co., Ltd (“GDC Environmental Energy”), and on June 6, 2008, we invested $1.5 million in the joint venture.

On April 25, 2007, we purchased a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, People’s Republic of China. The company, which was renamed Chongqing Sanfeng Covanta Environmental Industry Co., Ltd., owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects (Fuzhou project and Tongqing project). We made an initial cash payment of approximately $10 million in connection with our investment in Sanfeng. In December 2008, we entered into an agreement with Beijing Baoluo Investment Co., Ltd. to purchase a direct 58% equity interest in the Fuzhou project for approximately $14 million. This purchase is conditional upon various regulatory and other conditions precedent and is expected to close in early 2009.

Dublin Joint Venture

On September 6, 2007, we entered into definitive agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. Project construction, which is expected to start in mid 2009, is estimated to cost approximately 350 million euros and is expected to require 36 months to complete, once full construction commences. Dublin Waste to Energy Limited has a 25-year tip fee type contract to provide disposal service for approximately 320,000 metric tons of waste annually. The project is expected to sell electricity into the local electricity grid under short-term arrangements. We and DONG Energy Generation A/S have committed to provide

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing for all phases of the project, and we expect to arrange for project financing. The primary approvals and licenses for the project have been obtained, and any remaining consents and approvals necessary to begin full construction are expected to be obtained in due course. We have begun to perform preliminary site demolition work and expect to commence full construction during the second quarter of 2009.

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

Note 4.  Earnings Per Share and Stockholders’ Equity

Earnings Per Share

Per share data is based on the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock, and rights whether or not currently exercisable. Diluted earnings per share for all the periods presented does not include securities if their effect was anti-dilutive (in thousands, except per share amounts).

	For the Years Ended December 31,
	2008	2007	2006

Net income	$139,273	$130,513	$105,789

Basic earnings per share:
Weighted average basic common shares outstanding	153,345	152,653	145,663

Basic earnings per share	$0.91	$0.85	$0.73

Diluted earnings per share:
Weighted average basic common shares outstanding	153,345	152,653	145,663
Dilutive effect of stock options	649	620	557
Dilutive effect of restricted stock	738	724	402
Dilutive effect of rights	—	—	408
Dilutive effect of convertible debentures	—	—	—

Weighted average diluted common shares outstanding	154,732	153,997	147,030

Diluted earnings per share	$0.90	$0.85	$0.72

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	1,983	1,745	50

Restricted stock awards excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—

On January 31, 2007, we issued 1.00% Senior Convertible Debentures, due 2027, which are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. As of December 31, 2008, the Debentures did not have a dilutive effect on earnings per share. See Note 6. Long-Term Debt for a description of the Debentures.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders’ Equity

On September 22, 2008, we announced that our Board of Directors authorized the purchase of up to $30 million of our common stock in order to respond opportunistically to volatile market conditions. The share repurchases, if any, may take place from time to time based on market conditions and other factors. The authorization is expected to continue only for so long as recent volatile market conditions persist. During the year ended December 31, 2008, we did not repurchase shares of our common stock under this program.

During the year ended December 31, 2008 and 2007, we repurchased 137,015 shares and 174,999 shares, respectively, of our common stock in connection with tax withholdings for vested stock awards.

As of December 31, 2008, there were 154,796,601 shares of common stock issued of which 154,279,306 were outstanding; the remaining 517,295 shares of common stock issued but not outstanding were held as treasury stock as of December 31, 2008.

The following represents shares of common stock reserved for future issuance:

As of December 31,
2008

Shares available for issuance under equity plans	9,907,333

As of December 31, 2008, there were 10,000,000 shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors are authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.

During the year ended December 31, 2008, we granted 494,105 restricted stock awards and 250,000 options to purchase our common stock. For information related to stock-based award plans, see Note 17. Stock-Based Award Plans.

On January 31, 2007, we completed an underwritten public offering of 5.32 million shares of our common stock. Proceeds received in these offerings were approximately $136.6 million, net of underwriting discounts and commissions. Additional information is contained in Note 6. Long-Term Debt.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Financial Information by Business Segments

We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively. The results of our reportable segments are as follows (in thousands):

	Reportable Segments
	Domestic	International	All Other(1)	Total

Year Ended December 31, 2008:
Operating revenues	$1,371,431	$279,966	$12,856	$1,664,253
Depreciation and amortization	190,659	8,751	78	199,488
Operating income (loss)	255,007	3,061	(2,103)	255,965

As of December 31, 2008:
Total assets (includes goodwill of $195.6 million)	$3,975,740	$239,582	$64,667	$4,279,989
Capital additions	85,770	2,082	68	87,920

Year Ended December 31, 2007:
Operating revenues	$1,245,617	$177,217	$10,253	$1,433,087
Depreciation and amortization	187,875	8,998	97	196,970
Operating income (loss)	220,092	20,183	(3,665)	236,610

As of December 31, 2007:
Total assets (includes goodwill of $127.0 million)	$4,007,621	$257,481	$103,397	$4,368,499
Capital additions	84,983	528	237	85,748

Year Ended December 31, 2006:
Operating revenues	$1,117,927	$136,868	$13,741	$1,268,536
Depreciation and amortization	184,921	8,193	103	193,217
Operating income	206,483	19,839	438	226,760

As of December 31, 2006:
Total assets (includes goodwill of $91.3 million)	$4,097,310	$216,518	$123,992	$4,437,820
Capital additions	53,651	599	17	54,267

(1)	All other is comprised of our insurance subsidiaries’ operations and the financial results of the holding company.

Our operations are principally in the United States. Operations outside of the United States are primarily in Asia, with some projects in Europe and Latin America. A summary of revenues and total assets by geographic area is as follows (in thousands):

	United States	India	Other International	Total

Operating Revenues:
Year Ended December 31, 2008	$1,384,287	$259,923	$20,043	$1,664,253
Year Ended December 31, 2007	$1,255,870	$157,405	$19,812	$1,433,087
Year Ended December 31, 2006	$1,131,667	$108,150	$28,719	$1,268,536
Total Assets:
As of December 31, 2008	$3,975,365	$65,766	$238,858	$4,279,989
As of December 31, 2007	$4,079,552	$91,710	$197,237	$4,368,499

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Long-Term Debt

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of December 31,
	2008	2007

1.00% Senior Convertible Debentures due 2027	$373,750	$373,750
Term loan due 2014	638,625	645,125
Other long-term debt	512	557

Total	1,012,887	1,019,432
Less: current portion	(6,922)	(6,898)

Total long-term debt	$1,005,965	$1,012,534

Short-Term Liquidity

As of December 31, 2008, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	December 31, 2008	December 31, 2008

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$292,144	$27,856

(1)	Up to $200 million of which may be utilized for letters of credit.

Under our Revolving Loan Facility, we have pro rata funding commitments from a large consortium of banks, including a 6.8% pro rata commitment from Lehman Brothers Commercial Bank. Lehman Brothers Commercial Bank is a subsidiary of Lehman Brothers Holdings, Inc., which filed for bankruptcy protection in September 2008. We believe that neither the Lehman Brothers Holdings, Inc. bankruptcy, nor the ability of Lehman Brothers Commercial Bank (which is not currently part of such bankruptcy proceeding) to fund its pro rata share of any draw request we may make, will have a material effect on our liquidity.

Credit Facilities

We have the ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally, by utilizing Credit Facilities (as defined below under 2007 Recapitalization which are comprised of:

•	a $300 million revolving loan facility due 2013, which includes a $200 million sub-facility for the issuance of letters of credit (the “Revolving Loan Facility”);
•	a $320 million funded letter of credit facility due 2014 (the “Funded L/C Facility”); and
•	a term loan facility, due 2014, in the initial amount of $650 million and of which $638.6 million was outstanding as of December 31, 2008 (the “Term Loan Facility”).

Amortization Terms

The Credit Facilities include mandatory annual amortization of the Term Loan Facility to be paid in quarterly installments beginning June 30, 2007, through the date of maturity as follows (in thousands):

	2009	2010	2011	2012	2013	2014	Total

Annual Remaining Amortization	$6,500	$6,500	$6,500	$6,500	$6,500	$606,125	$638,625

Under the Credit Facilities, we are obligated to apply a portion of excess cash from operations on an annual basis (calculated pursuant to the credit agreement), as well as specified other sources, to repay borrowings under the

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants. We were in compliance with all required covenants as of December 31, 2008.

The affirmative covenants of the Credit Facilities include covenants relating to the following:

•	financial statements and other reports;
•	continued existence;
•	payment of taxes and claims;
•	maintenance of properties;
•	insurance coverage;
•	inspections by lenders (subject to frequency and cost reimbursement limitations);

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	lenders meetings;
•	compliance with laws;
•	environmental matters;
•	additional material real estate assets;
•	designation of subsidiaries; and
•	post-closing matters.

The negative covenants of the Credit Facilities include limitations on the following:

•	indebtedness (including guarantee obligations);
•	liens;
•	negative pledge clauses;
•	restricted junior payments;
•	clauses restricting subsidiary distributions;
•	investments;
•	fundamental changes;
•	disposition of assets;
•	acquisitions;
•	conduct of business;
•	amendments or waivers of certain agreements;
•	changes in fiscal year; and
•	hedge agreements.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.00 to 1.00 for the four quarter period ended December 31, 2008, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges. The maximum Covanta Energy leverage ratio allowed under the Credit Facilities adjusts in future periods as follows:

•	4.00 to 1.00 for each of the four quarter periods ended March 31, June 30 and September 30, 2009;
•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;
•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and
•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Defaults under the Credit Facilities include:

•	non-payment of principal when due;
•	non-payment of any amount payable to an issuing bank in reimbursement of any drawing under a letter of credit when due;
•	non-payment of interest, fees or other amounts after a grace period of five days;
•	cross-default to material indebtedness;
•	violation of a covenant (subject, in the case of certain affirmative covenants, to a grace period of thirty days);
•	material inaccuracy of a representation or warranty when made;

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	bankruptcy events with respect to us, Covanta Energy or any material subsidiary or group of subsidiaries of Covanta Energy;
•	material judgments;
•	certain material ERISA events;
•	change of control (subject to exceptions for certain of our existing owners);
•	failure of subordination; and
•	actual or asserted invalidity of any guarantee or security document.

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

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and the fair market value for the embedded derivative was zero as of December 31, 2008.

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financing Costs

All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included as a component of interest expense and was $3.7 million, $3.8 million, and $3.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Project Debt

Project debt is presented below (in thousands):

	As of December 31,
	2008	2007

Project debt related to Service Fee structures
5.125-6.75% serial revenue bonds due 2009 through 2015	$173,252	$219,236
3.0-7.0% term revenue bonds due 2009 through 2022	186,413	204,702
Adjustable-rate revenue bonds due 2009 through 2019	68,220	100,610
7.322% other debt obligations due 2009 through 2020	38,053	54,345

Subtotal	465,938	578,893
Unamortized debt premium, net	8,168	14,385

Total Service Fee structure related project debt	474,106	593,278

Project debt related to Tip Fee structures
4.875-6.70% serial revenue bonds due 2009 through 2016	272,250	330,420
5.00-8.375% term revenue bonds due 2010 through 2019	267,900	269,095

Subtotal	540,150	599,515
Unamortized debt premium, net	12,078	16,568

Total Tip Fee structure related project debt	552,228	616,083

International project debt	52,036	70,914

Total project debt	1,078,370	1,280,275
Less current project debt (includes $7,887 and $10,711 of unamortized premium)	(198,034)	(195,625)

Noncurrent project debt	$880,336	$1,084,650

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

Payment obligations for our project debt associated with energy-from-waste facilities are limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective energy-from-waste facilities and related assets. As of December 31, 2008, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $2.2 billion and restricted funds held in trust of approximately $306 million.

The interest rates on adjustable-rate revenue bonds are adjusted periodically based on current municipal-based interest rates. The average adjustable rate for such revenue bonds was 0.27% and 3.40% as of December 31, 2008 and 2007, respectively, and the average adjustable rate for such revenue bonds was 2.76% and 3.55% during 2008 and 2007 for the full year, respectively.

International project debt includes the following obligations as of December 31, 2008:

•	$28.9 million due to financial institutions, of which $5.8 million is denominated in U.S. dollars and $23.1 million is denominated in Indian rupees, relating to the construction of a heavy fuel-oil fired diesel engine power plant in India and working capital debt relating to the operations of the project. The U.S. dollar debt bears a coupon rate at the three-month LIBOR, plus 4.5% (8.26% as of December 31, 2008). The outstanding Indian rupee debt borrowed for construction of the power plant is serviced at a floating rate of

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11% as of December 31, 2008. The average coupon rate on the working capital debt was 12.3% in 2008. The construction related debt extends through 2011. The entire debt is non-recourse to us, and is secured by the project assets. The power off-taker failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.

•	$23.1 million due to financial institutions relating to the construction of a second heavy fuel-oil fired diesel engine power plant in India and working capital debt relating to the operations of the project. The entire debt is denominated in Indian rupees. The construction related debt bears coupon rates ranging from 8.5% to 12.5% in 2008 and the average coupon rate on the working capital debt was 12% in 2008. The construction related debt extends through 2010. The entire debt is non-recourse to us and is secured by the project assets. The power off-taker failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.

As of December 31, 2008, we had one interest rate swap agreement related to domestic project debt that economically fixes the interest rate on certain adjustable-rate revenue bonds. For additional information related to this interest rate swap, see Note 19. Financial Instruments.

The maturities of long-term project debt as of December 31, 2008 are as follows (in thousands):

									Total
								Less:	Noncurrent
	2009	2010	2011	2012	2013	Thereafter	Total	Current Portion	Project Debt

Debt	$190,147	$161,770	$121,040	$120,608	$108,364	$356,194	$1,058,123	$(190,147)	$867,976
Premium	7,887	5,325	2,945	1,952	1,171	967	20,247	(7,887)	12,360

Total	$198,034	$167,095	$123,985	$122,560	$109,535	$357,161	$1,078,370	$(198,034)	$880,336

Note 8.	Equity Method Investments

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

As of December 31, 2008 and 2007, investments in investees and joint ventures accounted for under the equity method were as follows (in thousands):

	Ownership		Ownership
	Interest as of		Interest as of
	December 31,		December 31,
	2008	2008	2007	2007

Ultrapower Chinese Station Plant (U.S.)(1)	55%	$4,446	55%	$4,880
South Fork Plant (U.S.)	50%	1,098	50%	1,141
Koma Kulshan Plant (U.S.)	50%	5,976	50%	6,059
Ambiente 2000 (Italy)	40%	658	40%	757
Haripur Barge Plant (Bangladesh)	45%	16,061	45%	13,982
Quezon Power (Philippines)	26%	45,439	26%	43,159
Sanfeng (China)	40%	12,217	40%	11,270
Guangzhou (China)(1)	40%	1,328	—	—
Chengdu (China)(1)	49%	15,730	—	—

Total investments		$102,953		$81,248

(1)	See Note 3. Acquisitions, Business Development and Dispositions for a discussion related to these equity investments.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited combined results of operations and financial position of our equity method investments are summarized below (in thousands):

	2008	2007

Condensed Statements of Operations for the Years Ended December 31:
Revenues	$376,780	$331,230
Operating income	150,296	153,981
Net income	68,940	57,472
Company’s share of net income	23,583	22,196
Condensed Balance Sheets as of December 31:
Current assets	$214,295	$208,795
Noncurrent assets	790,157	792,166
Total assets	1,004,452	1,000,961
Current liabilities	119,551	158,201
Noncurrent liabilities	432,658	441,914
Total liabilities	552,209	600,115

Note 9.	Income Taxes

We file a federal consolidated income tax return with our eligible subsidiaries. Covanta Lake II, Inc. files outside of the consolidated return group. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

The components of income tax expense were as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Current:
Federal	$(1,445)	$3,373	$(4,889)
State	17,189	15,186	15,196
Foreign	5,657	6,612	7,250

Total current	21,401	25,171	17,557
Deferred:
Federal	72,834	8,793	29,819
State	(1,884)	(3,038)	1,530
Foreign	(124)	114	(10,441)

Total deferred	70,826	5,869	20,908

Total income tax expense	$92,227	$31,040	$38,465

Domestic and foreign pre-tax income was as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Domestic	$197,596	$125,890	$102,944
Foreign	17,282	22,123	19,284

Total	$214,878	$148,013	$122,228

The effective income tax rate was 42.9% and 21.0% for the year ended December 31, 2008 and 2007, respectively. The increase in the effective tax rate for the year ended December 31, 2008, compared to the year ended December 31, 2007, is primarily related to taxes associated with the wind down of the grantor trusts and additional liability for uncertain tax positions in 2008, and the tax benefit resulting from the release of valuation allowance from previously unrecognized federal and state net operating loss carryforwards (“NOLs”) in 2007.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize benefits from a foreign tax holiday in India. The Samalpatti and Madurai project companies began taking advantage of a tax holiday under Indian law in April of 2005. The Indian tax holiday permits the companies to use the alternative tax rate, currently approximately 11%, for a 10 year period.

The aggregate benefit and affect on diluted earnings per share was as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Aggregate benefit	$3,257	$4,433	$4,092
Affect on diluted EPS	$0.02	$0.03	$0.03

A reconciliation of our income tax expense at the federal statutory income tax rate of 35% to income tax expense at the effective tax rate is as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Income tax expense at the federal statutory rate	$75,207	$51,805	$42,780
State and other tax expense	11,300	8,972	12,296
Change in valuation allowance	10,610	(34,968)	(10,319)
Grantor trust (loss) income	(104,443)	5,580	6,210
Subpart F income and foreign dividends	1,491	90	2,328
Taxes on foreign earnings	(524)	(1,132)	(9,531)
Production tax credits	(8,529)	(4,525)	(3,158)
Expiration of tax attributes	—	5,977	—
Liability for uncertain tax positions	107,156	898	—
Other, net	(41)	(1,657)	(2,141)

Total income tax expense	$92,227	$31,040	$38,465

We had consolidated federal NOLs estimated to be approximately $591 million for federal income tax purposes as of the end of 2008. These consolidated federal NOLs will expire, if not used, in the following amounts in the following years (in thousands):

Amount of
Carryforward
Expiring

2009	$18,435
2010	23,600
2011	19,755
2012	38,255
2019	33,635
2022	26,931
2023	108,331
2024	212
2025	203
2026	260
2027	391
2028	321,449

$591,457

In addition to the consolidated federal NOLs, we have state NOL carryforwards of $119.7 million, which expire between 2012 and 2027, capital loss carryforwards of $69.0 million expiring in 2009, additional federal credit carryforwards of $32.7 million, and state credit carryforwards of $0.8 million. These deferred tax assets are offset by a valuation allowance of $34.3 million.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, we had a valuation allowance of $44.1 million on deferred tax assets. During 2008, we increased our valuation allowance by $10.6 million related to capital losses, state NOLs, and a deferred tax asset established for certain deductions from the grantor trust. As of December 31, 2007, the reduction in the valuation allowance of $35.0 million primarily included a $31.4 million adjustment related to NOLs that were due to expire and were able to be utilized as a reduction to income tax expense. The remaining reduction in 2007 of the valuation allowance of $3.6 million related to previously unrecognized federal and state NOLs for our unconsolidated subsidiary Covanta Lake II, Inc.

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

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in thousands):

	As of December 31,
	2008	2007

Deferred Tax Assets:
Loss reserve discounting	$(1,568)	$926
Capital loss carryforward	24,149	24,048
Net operating loss carryforwards	104,730	101,466
Accrued expenses	30,601	37,844
Tax basis in bond and other costs	16,725	10,819
Deferred tax assets attributable to Covanta Lake II, Inc.	5,259	5,713
Deferred tax assets attributable to pass-through entities	9,869	84,368
Other	5,535	18,115
AMT and other credit carryforwards	32,750	23,055

Total gross deferred tax asset	228,050	306,354
Less: valuation allowance	(44,089)	(33,246)

Total deferred tax asset	183,961	273,108

Deferred Tax Liabilities:
Unbilled accounts receivable	5,713	24,779
Property, plant and equipment	465,027	553,359
Intangible assets	68,593	35,583
Deferred tax liabilities attributable to pass-through entities	104,564	43,382
Capitalized interest	16,502	7,617
Other, net	7,782	19,238

Total gross deferred tax liability	668,181	683,958

Net deferred tax liability	$(484,220)	$(410,850)

Deferred tax liabilities were increased by approximately $68 million in 2008 associated with the purchase of ARC Holdings in 2005 for certain tax effects identified during the tax liquidation of the underlying partnership interests, accordingly the offset was reflected as an adjustment to goodwill. Deferred tax assets were increased by approximately $65 million in 2008 associated with the tax basis step-up resulting from the purchase in 2006 of the minority interests in Covanta Onondaga, L.P. The offset to this was reflected as a reduction to property, plant and equipment.

During 2006, we adopted the permanent reinvestment exception under APB 23 whereby we will no longer provide for deferred taxes on the undistributed earnings of our international subsidiaries. We intend to permanently reinvest our international earnings outside of the United States in our existing international operations and in any

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new international business which may be developed or acquired. As a result of the adoption of APB 23, we recognized a benefit of $10.0 million in 2006 associated with the reversal of deferred taxes accrued on unremitted earnings of international affiliates in prior periods. This policy resulted in an unrecognized deferred tax liability of approximately $32.7 million and $24.7 million as of December 31, 2008 and 2007, respectively. Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately $94.8 million and $71.9 million as of December 31, 2008 and 2007, respectively.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in the calendar year ended December 31, 2007. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although these additional tax benefits or windfalls were reflected in the NOLs, pursuant to SFAS 123R, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in 2008 due to the NOLs, these windfall tax benefits were not reflected in our NOLs in the deferred tax assets for 2008 and 2007. Windfalls included in NOLs but not reflected in deferred tax assets were $14.4 million and $10.0 million for 2008 and 2007, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$24,483
Additions based on tax positions related to the current year	500
Additions for tax positions of prior years	398
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$25,381

Additions based on tax positions related to the current year	109,956
Additions for tax positions of prior years	717
Reductions for lapse in applicable statute of limitations	(280)
Reductions for tax positions of prior years	(3,237)

Balance at December 31, 2008	$132,537

The liability for uncertain tax positions, exclusive of interest and penalties, was $132.5 million and $25.4 million as of December 31, 2008 and 2007, respectively. Included in the balance of uncertain tax benefits as of December 31, 2008 and 2007 are potential benefits of $114.8 million and $2.5 million, respectively, that, if recognized, would affect the effective tax rate. The liability for uncertain tax positions may decrease by approximately $22.7 million in the next 12 months with respect to the expiration of statutes.

We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision under FIN 48. For the year ended December 31, 2008 and 2007, we recognized $0.5 million and $0.9 million, respectively, of interest on liabilities for uncertain tax positions. As of December 31, 2008 and 2007, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $8.1 million and $7.6 million, respectively.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As issues are examined by the Internal Revenue Service (“IRS”) and state auditors, we may decide to adjust the existing FIN 48 liability for issues that were not deemed an exposure at the time we adopted FIN 48. Accordingly, we will continue to monitor the results of audits and adjust the liability as needed. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent NOLs are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. The tax returns of our subsidiary ARC Holdings are open for federal audit for the tax return years of 2004 and forward, and are currently the subject of an IRS examination. This examination is related to ARC Holdings’ refund requests related to NOL carryback claims from tax years prior to our acquisition of ARC Holdings in 2005 that require Joint Committee approval. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

Our NOLs predominantly arose from our predecessor insurance entities (which were subsidiaries of our predecessor, which was formerly named Mission Insurance Group, Inc., “Mission”). These Mission insurance entities have been in state insolvency proceedings in California and Missouri since the late 1980’s. The amount of NOLs available to us will be reduced by any taxable income or increased by any taxable losses generated by current members of our consolidated tax group, which include grantor trusts associated with the Mission insurance entities.

In January 2006, we executed agreements with the California Commissioner of Insurance (the “California Commissioner”), who administers the majority of the grantor trusts, regarding the final administration and conclusion of such trusts. The agreements, which were approved by the California state court overseeing the Mission insolvency proceedings (the “Mission Court”), settle matters that had been in dispute regarding the historic rights and obligations relating to the conclusion of the grantor trusts. These include the treatment of certain claims against the grantor trusts which are entitled to distributions of an aggregate of 1,572,625 shares of our common stock issued to the California Commissioner in 1990 under existing agreements entered into at the inception of the Mission insurance entities’ reorganization. In connection with these agreements and in order to facilitate the orderly conclusion of the grantor trust estates, the distribution of such stock and the settlement of the related disputes, we paid an aggregate amount equal to approximately $9.14 million to the California Commissioner. Additionally, we reimbursed an additional $1.175 million to the California Commissioner’s Conservation and Liquidation Office in 2006 related to expenses associated with these agreements.

Pursuant to a claims evaluation process that we administered pursuant to such agreements with, and overseen by, the Conservation and Liquidation Office, all claim holders entitled to receive distributions of shares of our common stock from the California Commissioner were identified. As a result of this process, approximately $1.135 billion in claims were approved pursuant to orders of the Mission Court. As part of the wind down process and final claims evaluation by the Conservation and Liquidation Office, and in accordance with the parties’ contractual obligations and the requirements of the Internal Revenue Code governing such exchanges of stock for debt, the California Commissioner distributed shares of our common stock in settlement of these claims. This distribution, which is among the final steps necessary to conclude the insolvency cases relating to the trusts being administered by the California Commissioner, was conducted in December 2008 pursuant to orders of the Mission Court. These events resulted in our recognition of $515 million of additional NOLs in 2008, or a deferred tax asset of $180 million. Of this $180 million deferred tax asset, $111 million was previously recognized on the balance sheet either in December 2006 or September 2008.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While we cannot predict with certainty what amounts, if any, may be includable in taxable income as a result of the final administration of these grantor trusts, substantial actions toward such final administration have been taken and we believe that neither arrangements with the California Commissioner nor the final administration by the Missouri Director will result in a material reduction in available NOLs.

Note 10.	Amortization of Waste, Service and Energy Contracts

Waste, Service and Energy Contracts

The vast majority of our waste, service and energy contracts were valued in March 2004 and June 2005 related to the acquisitions of Covanta Energy and ARC Holdings, respectively. Intangible assets and liabilities are recorded at their estimated fair market values based upon discounted cash flows.

Amortization for the “above market” waste, service and energy contracts and “below market” waste and energy contracts was calculated using the straight-line method. The remaining weighted-average contract life is approximately 9 years for both the “above market” waste, service and energy contracts and “below market” waste and energy contracts.

Waste, Service and Energy contracts consisted of the following (in thousands):

		As of December 31, 2008			As of December 31, 2007
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

Waste, service and energy contracts (asset)	1 — 20 years	$406,556	$183,159	$223,397	$405,794	$137,441	$268,353
Waste and service contracts (liability)	1 — 14 years	$(156,705)	$(42,173)	$(114,532)	$(159,575)	$(29,111)	$(130,464)

The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of December 31, 2008 included or expected to be included in our statements of income for each of the years indicated (in thousands):

	Waste, Service and
	Energy Contracts	Waste and Service
	(Amortization	Contracts
	Expense)	(Contra-Expense)

Year ended December 31, 2008	$45,718	$(13,062)

2009	$42,302	$(13,178)
2010	29,864	(12,721)
2011	26,740	(12,408)
2012	24,647	(12,412)
2013	21,037	(12,390)
Thereafter	78,807	(51,423)

Total	$223,397	$(114,532)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Other Intangible Assets and Goodwill

Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

		As of December 31, 2008			As of December 31, 2007
		Gross			Gross
		Carrying	Accumulated		Carrying	Accumulated
	Useful Life	Amount	Amortization	Net	Amount	Amortization	Net

Lease interest and other	10 — 21 years	$73,848	$10,739	$63,109	$72,235	$7,598	$64,637
Landfill	5 years	17,985	7,329	10,656	17,985	5,198	12,787

Total amortizable intangible assets		91,833	18,068	73,765	90,220	12,796	77,424
Other intangibles	Indefinite	9,566	—	9,566	11,530	—	11,530

Intangible assets, net		$101,399	$18,068	$83,331	$101,750	$12,796	$88,954

The following table details the amount of the actual/estimated amortization expense associated with other intangible assets as of December 31, 2008 included or expected to be included in our statements of income for each of the years indicated (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total

Annual Remaining Amortization	$5,231	$5,231	$5,231	$5,231	$5,231	$47,610	$73,765

Amortization Expense related to other intangible assets was $5.3 million, $5.2 million and $5.7 million for the years ended December 31, 2008, 2007 and 2006. Lease interest amortization is recorded as rent expense in plant operating expenses and was $3.0 million for each of the years ended December 31, 2008, 2007, and 2006.

Goodwill

Goodwill was $195.6 million and $127.0 million as of December 31, 2008 and 2007, respectively. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in acquisitions in accordance with the provisions of SFAS 142. Goodwill has an indefinite life and is not amortized but is to be reviewed for impairment under the provisions of SFAS 142. We performed the required annual impairment review of our recorded goodwill for reporting units using a discounted cash flow approach as of October 1, 2007 and determined that no goodwill was impaired. As of December 31, 2008, goodwill of approximately $25.4 million is deductible for federal income tax purposes.

The following table details the changes in carrying value of goodwill for the years ended December 31, 2008 and 2007 (in thousands):

Total

Balance as of December 31, 2006	$91,282
Decrease to federal tax receivable associated with opening balance sheet adjustments for the ARC Holdings acquisition	2,127
Goodwill related to the Central Valley acquisition	22,889
Goodwill related to the Westchester County transfer stations acquired	896
Goodwill related to the EnergyAnswers acquisition	9,833

Balance as of December 31, 2007	$127,027

Increase to net deferred tax liabilities related to the deferred tax impact recognized on tax liquidation of ARC Holdings partnerships (Note 9)	67,929
Purchase price adjustment related to the Central Valley acquisition	269
Purchase price adjustment related to the Westchester County transfer stations acquired	578
Purchase price adjustment related to the EnergyAnswers acquisition	(186)

Balance as of December 31, 2008	$195,617

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Supplementary Financial Information

Revenues and Unbilled Service Receivables

The following table summarizes the components of waste and service revenues for the periods presented below (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Waste and service revenues unrelated to project debt	$836,115	$764,560	$711,832
Revenue earned explicitly to service project debt-principal	72,229	69,163	69,097
Revenue earned explicitly to service project debt-interest	26,183	30,673	36,704

Total waste and service revenues	$934,527	$864,396	$817,633

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

During the quarter ended December 31, 2008, Stanislaus County, California, our client community at our Stanislaus energy-from-waste facility, redeemed the remaining outstanding project debt associated with that facility for $21.3 million ($7.4 million was payable in January 2009 and $13.9 million was payable in January 2010). The payment was made from the debt service reserve fund, amounts restricted for debt service and the additional funds received from the municipality.

Other Operating Expenses

The components of other operating expenses are as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Construction costs	$50,611	$55,675	$2,476
Insurance subsidiary operating expenses	12,641	10,699	10,435
Proceeds related to insurance recoveries	(3,934)	(1,909)	(4,855)
Loss on the retirement of fixed assets	7,475	1,940	305
Unrealized/realized foreign exchange loss (gain)	1,899	(1,719)	(587)
Proceeds received for distributions and settlements related to the reorganization of Covanta Energy	—	—	(2,600)
Other	(1,991)	(4,047)	(2,580)

Total other operating expenses	$66,701	$60,639	$2,594

Semass Fire

On March 31, 2007, our SEMASS energy-from-waste facility located in Rochester, Massachusetts experienced a fire in the front-end receiving portion of the facility. Damage was extensive to this portion of

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the facility and operations at the facility were suspended completely for approximately 20 days. As a result of this loss, we recorded an asset impairment of $17.3 million, pre-tax, which represented the net book value of the assets destroyed.

The cost of repair or replacement, and business interruption losses, are insured under the terms of applicable insurance policies, subject to deductibles. Insurance recoveries were recorded as insurance recoveries, net of write-down of assets where such recoveries relate to repair and reconstruction costs, or as a reduction to plant operating expenses where such recoveries relate to other costs or business interruption losses. We recorded insurance recoveries in our consolidated statements of income and received cash proceeds in settlement of these claims as follows (in millions):

	Insurance Recoveries
	Recorded		Cash Proceeds Received
	For the Years Ended December 31,
	2008	2007	2008	2007

Repair and reconstruction costs (Insurance recoveries, net of write-down of assets)	$8.3	$17.3	$16.2	$9.4
Clean-up costs (reduction to Plant operating expenses)	$—	$2.7	$—	$2.7
Business interruption losses (reduction to Plant operating expenses)	$5.2	$2.0	$7.2	$—

Selected Supplementary Balance Sheet Information

Selected supplementary balance sheet information is as follows (in thousands):

	As of December 31,
	2008	2007

Interest rate swap (Note 19)	$13,984	$8,913
Contract acquisition costs	10,351	8,569
Reinsurance recoverable on unpaid losses	9,155	10,035
Deferred financing costs	10,191	14,143
Spare parts	16,631	16,048
Other noncurrent receivables	21,121	14,838
Restricted funds for pre-petition tax liabilities	20,419	19,997
Prepaid expenses	27,655	11,131
Other	10,037	8,880

Total Other Noncurrent Assets	$139,544	$112,554

Interest payable	$16,328	$20,676
Deferred income taxes	17,752	—
Payroll and payroll taxes	33,840	29,853
Accrued liabilities to client communities	46,245	75,528
Operating expenses	68,420	79,135
Other	32,461	28,808

Total Accrued Expenses and Other Current Liabilities	$215,046	$234,000

Deferred revenue	$4,345	$4,931
Interest rate swap (Note 19)	13,984	8,913
Benefit obligations (Note 16)	35,110	17,360
Asset retirement obligations (Note 1)	25,911	24,556
Tax liabilities for uncertain tax positions (Note 9)	33,965	33,041
Insurance loss and loss adjustment reserves (Note 1)	29,362	32,436
Other	23,204	20,503

Total Other Noncurrent Liabilities	$165,881	$141,740

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Investments

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), but did not elect to apply the fair value option to any of our eligible financial assets and liabilities.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement did not require any new fair value measurements.

The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Changes in fair value are credited or charged directly to AOCI in the consolidated statements of stockholders’ equity as unrealized gains or losses, respectively. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Realized gains and losses are recognized in the consolidated statements of income based on the amortized cost of fixed maturities and cost basis for equity securities on the date of trade, subject to any previous adjustments for “other than temporary” declines. Other investments, such as investments in companies in which we do not have the ability to exercise significant influence, are carried at the lower of cost or estimated realizable value. See Note 1. Organization and Summary of Significant Accounting Policies and Note 19. Financial Instruments for a summary of related accounting policies.

The cost or amortized cost, unrealized gains, unrealized losses and fair value of our investments categorized by type of security, were as follows (in thousands):

	As of December 31, 2008
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$300	$—	$—	$300
Equity securities — insurance business	760	62	30	792

Total current investments	$1,060	$62	$30	$1,092

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government/Agency	$17,897	$329	$19	$18,207
Mortgage-backed	4,183	27	26	4,184
Corporate	4,540	—	194	4,346

Total fixed maturities — insurance business	26,620	356	239	26,737
Investment at cost — international business	3,437	—	—	3,437
Mutual and bond funds	1,404	—	433	971

Total noncurrent investments	$31,461	$356	$672	$31,145

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2007
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$2,495	$—	$—	$2,495
Equity securities — insurance business	909	231	30	1,110

Total current investments	$3,404	$231	$30	$3,605

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government/Agency	$14,750	$70	$7	$14,813
Mortgage-backed	5,707	3	140	5,570
Corporate	5,881	8	12	5,877

Total fixed maturities — insurance business	26,338	81	159	26,260
Investment at cost — international business	3,437	—	—	3,437
Mutual and bond funds	2,225	24	—	2,249

Total noncurrent investments	$32,000	$105	$159	$31,946

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in thousands):

	As of December 31,		As of December 31,
	2008		2007
	Fair	Unrealized	Fair	Unrealized
Description of Investments	Value	Losses	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$2,841	$19	$4,718	$7
Federal agency mortgage backed securities	1,547	26	5,419	140
Corporate bonds	3,996	194	4,148	12

Total fixed maturities	8,384	239	14,285	159
Equity securities	307	30	240	30

Total temporarily impaired investments	$8,691	$269	$14,525	$189

Of the fixed maturity investments noted above, 16% were acquired between June 30, 2002 and December 31, 2004 during an historic low interest rate environment and are investment grade securities rated A or better. The number of U.S. Treasury and federal agency obligations, mortgage backed securities, and corporate bonds temporarily impaired are 2, 4, and 5 respectively. As of December 31, 2008, all of the temporarily impaired fixed maturity investments with a fair value of $8.4 million had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 15.6%, and 21.6% of the total fixed maturities at years ended December 31, 2008 and 2007, respectively. Our MBS holdings are issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”), both of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected maturities of noncurrent fixed maturity securities held by our insurance subsidiary, by amortized cost and fair value are shown below (in thousands):

	As of December 31, 2008
	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$4,624	$4,648
Over one year to five years	21,845	21,939
Over five years to ten years	151	150
More than ten years	—	—

Total fixed maturities	$26,620	$26,737

The following reflects the change in net unrealized (loss) gain on available-for-sale securities included as a separate component of accumulated AOCI in stockholders’ equity (in thousands):

	For the Years Ended
	December 31,
	2008	2007	2006

Fixed maturities, net	$195	$747	$331
Equity securities, net	(169)	(59)	130
Mutual and bond funds	(433)	24	98

Change in net unrealized (loss) gain on investments	$(407)	$712	$559

The components of net unrealized (loss) gain on available-for-sale securities consist of the following (in thousands):

	For the Years Ended
	December 31,
	2008	2007	2006

Net unrealized holding (loss) gain on available-for-sale securities arising during the period	$(543)	$698	$777
Reclassification adjustment for net realized losses (gains) on available-for-sale securities included in net income	136	14	(218)

Net unrealized (loss) gain on available-for-sale securities	$(407)	$712	$559

Net realized investment (losses) gains are as follows for our insurance subsidiary (in thousands):

	For the Years Ended
	December 31,
	2008	2007	2006

Net realized investment (loss) gain
Fixed maturities	$22	$(75)	$(96)
Equity securities	(158)	61	314

Net realized investment (loss) gain	$(136)	$(14)	$218

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net investment income earned on our fixed maturity and equity securities portfolio was as follows (in thousands):

	For the Years Ended
	December 31,
	2008	2007	2006

Holding Company
Fixed maturities	$—	$—	$—
Short-term investments	481	4,360	2,318

Net investment income — holding company	$481	$4,360	$2,318

Insurance business
Fixed maturities	$936	$1,196	$1,582
Dividend income	46	61	81
Other, net	196	371	183

Total investment income	1,178	1,628	1,846
Less: investment expense	177	172	211

Net investment income — insurance business	$1,001	$1,456	$1,635

The insurance business, in compliance with state insurance laws and regulations, had securities with a fair value of approximately $16.7 million and $17.1 million as of the years ended December 31, 2008 and 2007, respectively, on deposit with various states or governmental regulatory authorities. In addition, as of the years ended December 31, 2008 and 2007, the insurance business had investments with a fair value of $9.0 million and $6.6 million, respectively, held in trust or as collateral under the terms of certain reinsurance treaties and letters of credit.

Note 14.	Property, Plant and Equipment, net

Property, plant and equipment consisted of the following (in thousands):

		As of December 31,
	Useful Lives	2008	2007

Land		$22,999	$23,967
Facilities and equipment	3-37 years	3,043,124	2,999,718
Landfills		42,091	26,574
Construction in progress		36,858	46,850

Total		3,145,072	3,097,109
Less: accumulated depreciation and amortization		(615,037)	(476,602)

Property, plant, and equipment — net		$2,530,035	$2,620,507

Depreciation and amortization expense related to property, plant and equipment amounted to $164.1 million, $162.0 million, and $156.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 15.	Leases

Leases are primarily operating leases for leaseholds on energy-from-waste facilities and independent power projects, as well as for trucks and automobiles, and machinery and equipment. Some of these operating leases have renewal options. Expense under operating leases was $30.9 million, $29.8 million, and $26.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total

Future Minimum Rental Payments	$57,580	$49,506	$40,444	$33,390	$27,151	$157,961	$366,032
Non-Recourse Portion of Future Minimum Rental Payments	$23,065	$23,362	$23,571	$23,611	$18,005	$102,108	$213,722

Future minimum rental payment obligations include $213.7 million of future non-recourse rental payments that relate to energy-from-waste facilities. Of this amount $126.7 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $87.0 million is related to an energy-from-waste facility at which we serve as the operator and directly market one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. We anticipate renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.

Covanta Delaware Valley, L.P. (“Delaware Valley”) leases a facility pursuant to an operating lease that expires in July 2019. In certain default circumstances under such lease, Delaware Valley becomes obligated to pay a contractually specified “stipulated loss” value that declines over time and was approximately $134.4 million as of December 31, 2008.

Electricity and steam sales include lease income of approximately $240.2 million, $139.6 million, and $95.9 million for the years ended December 31, 2008, 2007, and 2006, respectively, related to two Indian and one Chinese power project that were deemed to be operating lease arrangements under EITF No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”). These amounts represent contingent rentals because the lease payments for each facility depend on a factor directly related to the future use of the leased property. The output deliverable and capacity provided by our two Indian facilities have each been purchased by a single party under long-term power purchase agreements which expire in 2016. The electric power and steam off-take arrangements and maintenance agreement for one of our Chinese coal facilities were also with a single party. In June 2006, we sold our ownership interest in this Chinese coal facility.

Property, plant and equipment accounted for as leased to others under EITF 01-08 consisted of the following (in thousands):

	As of December 31,
	2008	2007

Land	$24	$43
Energy facilities	61,077	91,207
Buildings, machinery and improvements	5,961	9,362

Total	67,062	100,612
Less: accumulated depreciation and amortization	(23,222)	(35,994)

Property, plant, and equipment — net	$43,840	$64,618

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

Substantially all of our domestic employees are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to all defined contribution plans were $13.0 million, $12.2 million and $11.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

•	Based on this evaluation for the year ended December 31, 2007, we increased the discount rate assumption for benefit obligations from 5.75% as of December 31, 2006 to 6.50% as of December 31, 2007. We recorded a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using a discount rate of 6.50%) exceeded the fair value of pension assets as of December 31, 2007. We recognized a net actuarial gain of $14.5 million, $9.4 million net of deferred tax, in AOCI during the year ended December 31, 2007.
•	Based on this evaluation for the year ended December 31, 2008, we decreased the discount rate assumption for benefit obligations from 6.50% as of December 31, 2007 to 6.25% as of December 31, 2008. We recorded a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using a discount rate of 6.25%) exceeded the fair value of pension assets as of December 31, 2008. We recognized a net actuarial loss of $20.0 million, $13.2 million net of deferred tax, in AOCI during the year ended December 31, 2008.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a reconciliation of the changes in the benefit obligations and fair value of assets for our defined benefit pension and other postretirement benefit plans, the funded status (using a December 31 measurement date) of the plans and the related amounts recognized in our consolidated balance sheets (in thousands, except percentages as noted):

	Pension Benefits		Other Benefits
	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation	$72,895	$80,145	$8,810	$13,851
Service cost	—	—	—	—
Interest cost	4,705	4,582	549	768
Amendments	663	—	—	—
Actuarial loss (gain)	541	(10,023)	(143)	(4,726)
Benefits paid	(1,452)	(1,810)	(1,055)	(1,083)

Benefit obligation at end of year	$77,352	$72,894	$8,161	$8,810

Change in plan assets:
Plan assets at fair value	$61,639	$55,211	$—	$—
Actual return on plan assets	(13,596)	4,035	—	—
Contributions	4,165	4,203	1,055	1,082
Benefits paid	(1,452)	(1,810)	(1,055)	(1,082)

Plan assets at fair value at end of year	$50,756	$61,639	$—	$—

Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(26,596)	$(11,255)	$(8,161)	$(8,810)
Unrecognized net gain	—	—	—	—

Net amount recognized	$(26,596)	$(11,255)	$(8,161)	$(8,810)

Accumulated other comprehensive loss (income) recognized under SFAS 158:
Net actuarial loss (gain)	$4,681	$(14,644)	$(2,360)	$(2,371)
Net prior service cost	663	—	—	—

Total as of December 31, 2008	$5,344	$(14,644)	$(2,360)	$(2,371)

Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate	6.50%	5.75%	6.50%	5.75%
Expected return on plan assets	7.50%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan assets had a fair value of $50.8 million and $61.6 million as of December 31, 2008 and 2007, respectively. The allocation of plan assets was as follows:

	As of December 31,
	2008	2007

Total Equities	45%	52%
Total Debt Securities	49%	42%
Other	6%	6%

Total	100%	100%

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

Total Equities	40 — 75%
Total Debt Securities	20 — 60%
Other	0 — 10%

We anticipate that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are reviewed and the pension plans’ investments are rebalanced to reflect the targeted allocation when considered appropriate.

An annual rate of increase of 9.5% in the per capita cost of health care benefits was assumed for 2008 for covered employees. The rate was assumed to decrease gradually to 5.5% in 2017 and remain at that level.

For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $77.4 million, $65.6 million, and $50.8 million, respectively as of December 31, 2008 and $72.9 million, $57.5 million, and $61.6 million, respectively as of December 31, 2007.

We estimate that the future benefits payable for the retirement and post-retirement plans in place are as follows (in thousands).

	As of December 31,
	2009	2010	2011	2012	2013	2014 - 2018

Pension Benefits	$1,590	$1,869	$2,227	$2,859	$3,167	$17,783
Other Benefits (Net of Medicare Part D Subsidy)	$650	$666	$692	$712	$728	$3,043
Attributable to Medicare Part D Subsidy	$(38)	$(40)	$(41)	$(42)	$(42)	$(174)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension costs for our defined benefit plans and other post-retirement benefit plans included the following components (in thousands):

	Pension Benefits		Other Benefits
	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	4,705	4,582	549	768
Expected return on plan assets	(4,728)	(4,430)	—	—
Amortization of net actuarial (gain) loss	(524)	—	(154)	105

Net periodic benefit cost	(547)	152	395	873
SFAS 88 settlement cost(1)	65	18	—	—

Final net periodic benefit cost	$(482)	$170	$395	$873

(1)	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”).

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care trend rate would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$34	$(24)
Effect on postretirement benefit obligation	$454	$(401)

Note 17.	Stock-Based Award Plans

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

We received $0.3 million, $0.8 million, and $1.1 million from the exercise of non-qualified stock options in the years ended December 31, 2008, 2007, and 2006 respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during 2008 and 2007 due to our NOLs. When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized.

We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. We recognize compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. The forfeiture rates range from 8% to 15% depending on the type of award and the vesting period.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Award Plans

We adopted the Covanta Holding Corporation Equity Award Plan for Employees and Officers (the “Employees Plan”) and the Covanta Holding Corporation Equity Award Plan for Directors (the “Directors Plan”) (collectively, the “Award Plans”), effective with stockholder approval on October 5, 2004. On July 25, 2005, our Board of Directors approved and on September 19, 2005, our stockholders approved the amendment to the Employees Plan to authorize the issuance of an additional 2,000,000 shares. The 1995 Stock and Incentive Plan (the “1995 Plan”) was terminated with respect to any future awards under such plan on October 5, 2004 upon stockholder approval of the Award Plans. The 1995 Plan will remain in effect until all awards have been satisfied or expired. On February 21, 2008, our Board of Directors approved and on May 1, 2008, our stockholders approved the amendment to the Employees Plan and Directors Plan to authorize the issuance of an additional 6,000,000 shares and 300,000 shares of common stock, respectively.

The purpose of the Award Plans is to promote our interests (including our subsidiaries and affiliates) and our stockholders’ interests by using equity interests to attract, retain and motivate our management, non-employee directors and other eligible persons and to encourage and reward their contributions to our performance and profitability. The Award Plans provide for awards to be made in the form of (a) shares of restricted stock, (b) incentive stock options, (c) non-qualified stock options, (d) stock appreciation rights, (e) performance awards, or (f) other stock-based awards which relate to or serve a similar function to the awards described above. Awards may be made on a stand alone, combination or tandem basis. The maximum aggregate number of shares of common stock available for issuance is 12,000,000 under the Employees Plan and 700,000 under the Directors Plan.

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

Restricted stock awards to employees are subject to forfeiture if the employee is not employed on the vesting date. Restricted stock awards issued to directors prior to 2006 were subject to the same forfeiture restrictions as are applicable to employees. Restricted stock awards issued to directors in 2006 and thereafter are not subject to forfeiture in the event a director ceases to be a member of the Board of Directors, except in limited circumstances. Restricted stock awards will be expensed over the requisite service period, subject to an assumed forfeiture rate. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer or to receive dividends, when issued). Commencing with share-based stock awards granted in 2007, we calculated the fair value of share-based stock awards based on the closing price on the date the award was granted. Prior to 2007, we calculated the fair value of our share-based stock awards based on the average of the high and low price on the day prior to the grant date.

During the year ended December 31, 2008, we awarded certain employees 453,605 shares of restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 10% percent forfeiture rate. The terms of the restricted stock awards include two vesting provisions; one based on a performance factor and continued service (applicable to 66% of the award) and one based solely on continued service (applicable to 34% of the award). If all performance and service criteria are satisfied, the awards vest during March of 2009, 2010 and 2011.

On May 1, 2008, in accordance with our existing program for annual director compensation, we awarded 40,500 shares of restricted stock under the Directors Plan. We determined that the service vesting condition of the

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock awards granted to the directors on May 1, 2008 to be non-substantive and, in accordance with SFAS 123R, recorded the entire fair value of the award as compensation expense on the grant date.

Changes in nonvested restricted stock awards during the year ended December 31, 2008 were as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2007	812,826	$18.77
Granted	494,105	26.37
Vested	(428,656)	17.64
Forfeited	(21,029)	23.17

Nonvested at December 31, 2008	857,246	23.61

As of December 31, 2008, there was $10.6 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized over a period of up to three years. Total compensation expense for restricted stock awards was $9.5 million, $7.9 million, and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Options

We have also awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees have typically vested annually over 3 to 5 years and expire over 10 years. On February 21, 2008 and March 31, 2008, we granted options to purchase an aggregate of 200,000 shares and 50,000 shares, respectively, of common stock. The options expire 10 years from the date of grant and vest in equal installments over five years commencing on March 17, 2009.

We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. For the option awards granted prior to 2007, we determined an expected life of eight years in accordance with SFAS 123 and SFAS 123R. In December 2007, the SEC issued SAB No. 110, which permits use of the simplified method, as discussed in SAB No. 107, to determine the expected life of “plain vanilla” options. The expected life for the options issued in 2007 was determined using this “simplified method.” The fair value of the stock option awards granted during the year ended December 2008 was calculated using the following assumptions:

	Stock	Exercise	Risk-Free	Dividend	Volatility	Expected
Grant Date	Options	Price	Interest Rate	Yield	Expected (A)	Life (B)

February 21, 2008	200,000	$26.26	3.387%	0%	28%	6.54 years
March 31, 2008	50,000	$27.50	2.977%	0%	31%	6.48 years

(A)	Expected volatility is based on implied volatility.

(B)	Simplified method per SAB 107 and 110.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity and balance information of the options under the Award Plans and 1995 Plan:

	As of December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

1995 Stock Option Plan
Outstanding at the beginning of the year	108,426	$3.86	178,426	$5.11	315,093	$5.26
Granted	—	—	—	—	—	—
Exercised	—	—	70,000	7.06	136,667	5.45
Forfeited	—	—	—	—	—	—

Outstanding at the end of the year	108,426	$3.86	108,426	$3.86	178,426	$5.11
Options exercisable at year end	108,426	$3.86	108,426	$3.86	178,426	$5.11
Options available for future grant	—	—	—	—	—	—
2004 Stock Option Plan
Outstanding at the beginning of the year	2,553,443	$17.96	851,238	$8.87	928,115	$8.14
Granted	250,000	26.51	1,805,000	22.14	50,000	20.35
Exercised	21,500	12.18	42,795	7.43	41,543	9.19
Forfeited	12,000	22.02	60,000	22.02	85,334	7.43

Outstanding at the end of the year	2,769,943	$18.76	2,553,443	$17.96	851,238	$8.87
Options exercisable at year end	1,126,543	$12.87	500,617	$9.24	216,572	$10.12
Options available for future grant	6,851,630		1,295,735		3,494,230

As of December 31, 2008, options for shares were in the following price ranges:

			Weighted
			Average
	Options Outstanding		Remaining	Options Exercisable
	Number of	Weighted Average	Contractual Life	Number of	Weighted Average
Exercise Price Range	Shares	Exercise Price	(Years)	Shares	Exercise Price

$1.45 - $5.31	108,426	$3.86	3.23	108,426	$3.86
$7.43	637,271	7.43	5.80	637,271	7.43
$12.90	106,672	12.90	6.70	106,672	12.90
$20.35 - $22.02	1,726,000	21.97	8.20	372,600	21.80
$24.80 - $28.34	300,000	26.46	9.50	10,000	26.22

	2,878,369			1,234,969

The aggregate intrinsic value as of December 31, 2008 for options outstanding, options vested and expected to vest in the future and options exercisable was $10.8 million, $10.9 million, and $12.2 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2008 (December 31, 2008). The intrinsic value changes based on the fair market value of our common stock. Total intrinsic value of options exercised for the year ended as of December 31, 2008 was $0.3 million.

As of December 31, 2008, there were options to purchase 2,661,859 shares of common stock that had vested and were expected to vest in future periods at a weighted average exercise price of $17.87. The total fair value of options expensed was $5.3 million for the year ended December 31, 2008. As of December 31, 2008, there was $6.5 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 3.4 years.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Accumulated Other Comprehensive (Loss) Income

AOCI, net of income taxes, consists of the following (in thousands):

	As of December 31,
	2008	2007

Foreign currency translation	$(5,233)	$5,248
Minimum pension liability	(765)	(362)
Amortization of SFAS 158 unrecognized net actuarial (loss) gain	(2,122)	11,096
Net unrealized (loss) gain on available-for-sale securities	(85)	322

Accumulated other comprehensive (loss) income	$(8,205)	$16,304

Note 19.	Financial Instruments

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. We did not elect to apply the fair value option to any of our eligible financial assets and liabilities.

On January 1, 2008, we partially adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS 157 for one year for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Our investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	As of	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Marketable securities available for sale	$300	$300	$—	$—
Investments in fixed maturities at market	26,737	26,737	—	—
Derivatives — Contingent interest feature of the Convertible Debentures (See Note 6)	0	—	0	—

Total	$27,037	$27,037	$0	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	For cash and cash equivalents, restricted funds, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.
•	Fair values for debt were determined based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issues.
•	Fair value of our interest rate swap agreement is the estimated amount we would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The disclosure below of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2008. However, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2008, and current estimates of fair value may differ significantly from the amounts presented herein.

The estimated fair value of financial instruments is presented as follows (in thousands):

	As of December 31, 2008
	Carrying	Estimated
	Amount	Fair Value

Assets:
Cash and cash equivalents	$192,393	$192,393
Receivables	262,731	262,731
Restricted funds	345,330	345,633
Parent investments — fixed maturity securities	300	300
Insurance business investments — fixed maturity securities	26,737	26,737
Insurance business investments — equity securities	792	792
Interest rate swap receivable	13,984	13,984

Liabilities:
Long-term debt	$1,012,887	$850,122
Project debt	1,078,370	1,045,371
Interest rate swap payable	13,984	13,984

Off Balance-Sheet Financial Instruments:
Guarantees(a)

(a)	Additionally guarantees include approximately $1.5 million of guarantees related to international energy projects.

Contingent Interest

The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and the fair market value for the embedded derivative was zero as of December 31, 2008. For information detailing the contingent interest feature of the Debentures, see Note 6. Long-Term Debt.

Interest Rate Swaps

As of December 31, 2008, we had one interest rate swap agreement related to project debt that economically fixes the interest rate on certain adjustable-rate revenue bonds. This swap agreement was entered into in September 1995 and expires in January 2019. Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the client community’s obligation under the related service agreement. Therefore, all payments made or received under the swap agreement are a pass through to the client community. Under the swap agreement, we pay a fixed rate of 5.18% and receive a floating rate that is either equal to (i) the rate on the adjustable rate revenue bonds or (ii) an alternative floating rate based on a percentage of LIBOR or the BMA Municipal Swap Index if certain triggering events occur, such as a put of bonds to the standby credit facility that backstops the weekly rate re-sets. Bonds have been put to the standby credit facility at various points in time during 2008, and as a result, the average floating rate received under the swap agreement for 2008 was 2.09%, which was less than the variable rate paid on the bonds. In the event that we terminate the swap

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to its maturity, the floating rate used for determination of settling the fair value of the swap would also be based on a set percentage of LIBOR or the BMA Municipal Swap index at the option of the counterparty. The notional amount of the swap as of December 31, 2008 was $68.2 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. The counterparty to the swap is a major financial institution. We believe that the credit risk associated with nonperformance by the counterparty is not significant. The swap agreement resulted in increased debt service expense, which is a pass through to the client community, of $2.1 million, $1.2 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The effect on our weighted-average borrowing rate of the project debt was an increase of 0.18% for 2008.

We were required, under financing arrangements in effect from June 24, 2005 to February 9, 2007, to enter into hedging arrangements with respect to a portion of our exposure to interest rate changes with respect to our borrowing under the previously existing credit facilities. On July 8, 2005, we entered into two separate pay fixed, receive floating interest rate swap agreements with a total notional amount of $300 million. On March 21, 2006, we entered into one additional pay fixed, receive floating interest rate swap agreement with a notional amount of $37.5 million. On December 27, 2006, the notional amount of the original swap agreements reduced to $250 million from $300 million. These swaps were designated as cash flow hedges in accordance with SFAS 133. Accordingly, unrealized gains or losses are deferred in other comprehensive income until the hedged cash flows affect earnings. The impact of the swaps decreased interest expense for the year ended December 31, 2006 by $2.4 million. As of December 31, 2006, the net after-tax deferred gain in other comprehensive income was $2.1 million ($3.3 million before income taxes which was recorded in other assets). In connection with the refinancing of our previously existing credit facilities, the interest rate swap agreements described above were settled on February 9, 2007. We recognized a gain associated with the settlement of our interest rate swap agreements of $3.4 million, pre-tax. The Credit Facilities do not require us to enter into interest rate swap agreements. For additional information related to the Credit Facilities, see Note 6. Long-Term Debt.

Note 20.	Related-Party Transactions

We hold a 26% investment in Quezon Power, Inc. (“Quezon”). We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statements of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the years ended December 31, 2008, 2007 and 2006, we collected $34.0 million, $35.4 million, and $26.9 million, respectively, for the operation and maintenance of the facility. As of December 31, 2008 and December 31, 2007, the net amount due to Quezon was $3.2 million and $1.1 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

As part of our acquisition of Covanta Energy in 2004 as part of its emergence from bankruptcy, we agreed to conduct a registered offering of our common stock to certain holders of Covanta Energy’s pre-petition secured debentures. On February 24, 2006, we completed this offering, in which 5,696,911 shares were issued in consideration for $20.8 million in gross proceeds, including 633,380 shares purchased by D.E. Shaw Laminar Portfolios, L.L.C. (“Laminar”) pursuant to the exercise of rights held by Laminar as a holder of those debentures.

One member of our current Board of Directors is a senior advisor to a major law firm which Covanta Energy has used for several years, including many years prior to 2004, when we acquired Covanta Energy. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, oversight or provision of services we receive from this law firm, is not involved in any manner in the billing of such services, and does not directly or indirectly benefit from associated fees. We paid this law firm approximately $2.2 million, $0.9 million, and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 21.	Commitments and Contingencies

We and/or our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses on an ongoing

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2001, the Environmental Protection Agency (“EPA”) named Covanta Haverhill, Inc. (“Haverhill”), as a potentially responsible party (“PRP”) at the Beede Waste Oil Superfund Site, Plaistow, New Hampshire (“Beede site”). On December 15, 2006, Haverhill together with numerous other PRPs signed the Beede Waste Oil Superfund Site RD/RA Consent Decree with respect to remediation of the Beede site. The Consent Decree was entered by the U.S. District Court in New Hampshire on July 22, 2008, and on October 1, 2008, Haverhill resolved its previously recorded liability of $750,000 under the Consent Decree by means of a payment to the Beede Waste Oil Superfund Site Settlement Trust. Haverhill’s ultimate liability at the Beede site was not material to its financial position and results of operations.

In August 2004, EPA notified Covanta Essex Company (“Essex”) that it was potentially liable for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of at least 73 PRPs named thus far that have joined the LPRSA PRP group. On May 8, 2007, EPA and the PRP group entered into an Administrative Order on Consent by which the PRP group is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. The cost to complete the Study is estimated at $54 million, in addition to EPA oversight costs. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any costs that may be required of PRPs to remediate the LPRSA or costs associated with natural resource damages to the LPRSA that may be assessed against PRPs. On February 4, 2009, Essex and over 300 other PRPs were named as third-party defendants in a suit brought by the State of New Jersey Department of Environmental Protection (“NJDEP”) against Occidental Chemical Corporation and certain related entities (“Occidental”) with respect to alleged contamination of the LPRSA by Occidental. The Occidental third party complaint seeks contribution from the third-party defendants with respect to any award to NJDEP of damages against Occidental in the matter. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for LPRSA remedial costs and/or natural resource damages and/or contribution claims made by Occidental and/or other PRPs.

Other Commitments

Other commitments as of December 31, 2008 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$300,415	$46,111	$254,304
Surety bonds	64,086	—	64,086

Total other commitments — net	$364,501	$46,111	$318,390

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

The surety bonds listed on the table above relate primarily to performance obligations ($55.1 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

See Note 6. Long-Term Debt for specific criteria related to contingent interest, conversion or redemption features of the Debentures.

We have issued or are party to performance guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate domestic and international waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

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

The following table present quarterly unaudited financial data for the periods presented on the consolidated statements of income (in thousands, except per share amounts):

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
Fiscal Quarter	2008	2007	2008	2007	2008	2007	2008	2007

Operating revenue	$388,766	$330,209	$422,996	$355,140	$438,671	$352,350	$413,820	$395,388
Operating income	30,765	8,280	76,529	77,212	88,083	71,627	60,588	79,491
Net income (loss)	14,772	(17,918)	44,853	37,716	49,700	38,415	29,948	72,300
Earnings (loss) per share:
Basic	0.10	(0.12)	0.29	0.25	0.32	0.25	0.20	0.47
Diluted	0.10	(0.12)	0.29	0.24	0.32	0.25	0.19	0.47

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expense	Accounts	Deductions	Period
	(In thousands)

For the year ended December 31, 2008
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$4,353	$1,821	$—	$2,737	$3,437
Doubtful receivables — noncurrent	409	18	—	120	307

Total	$4,762	$1,839	$—	$2,857	$3,744

For the year ended December 31, 2007
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$4,469	$1,270	$19	$1,405	$4,353
Doubtful receivables — noncurrent	382	(80)	—	(107)	409

Total	$4,851	$1,190	$19	$1,298	$4,762

For the year ended December 31, 2006
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$4,959	$2,088	$1,003	$3,581	$4,469
Doubtful receivables — noncurrent	274	81	—	(27)	382

Total	$5,233	$2,169	$1,003	$3,554	$4,851

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2008. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their review, our disclosure controls and procedures are effective to provide such reasonable assurance.

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

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2008 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 130. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 131. Management has concluded that internal control over financial reporting is effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

Our management continually reviews the disclosure controls and procedures and makes changes, as necessary, to ensure the quality of our financial reporting. There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Covanta Holding Corporation (“Covanta”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

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

Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2008, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment under the framework in Internal Control — Integrated Framework, Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 131 of this report on Form 10-K for the year ended December 31, 2008.

/s/  Anthony J. Orlando
Anthony J. Orlando
President and Chief Executive Officer

/s/  Mark A. Pytosh
Mark A. Pytosh
Executive Vice President and Chief
Financial Officer

February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Covanta Holding Corporation

We have audited Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Covanta Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covanta Holding Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
February 25, 2009

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covantaholding.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Equity Compensation Plans

The following table sets forth information regarding the number of our securities which could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the 2004 and 1995 Stock Incentive Plans and the number of securities remaining for future issuance under the 2004 Stock Incentive Plans as of December 31, 2008. Upon adoption of the 2004 Stock Incentive Plans, future issuances under the 1995 Plan were terminated. We do not have any equity compensation plans that have not been approved by our security holders.

		Weighted Average	Number of Securities Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance
	be Issued Upon Exercise	Outstanding	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column A)
Plan category	(A)	(B)	(C)

Equity Compensation Plans Approved By Security Holders	2,878,369	$18.20	7,028,964	(1)
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

TOTAL	2,878,369	$18.20	7,028,964

(1)	Of the 7,028,964 shares that remain available for future issuance, 6,851,630 are currently reserved for issuance under the equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Auditor Fees” in the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Covanta Holding Corporation:

   Included in Part II of this Report:

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements, for the years ended December 31, 2008, 2007 and 2006

Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2008, 2007 and 2006

(2) Financial Statement Schedules of Covanta Holding Corporation:

Included in Part II of this report:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3) Exhibits:

EXHIBIT INDEX

Exhibit No.		Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2	.1†	Investment and Purchase Agreement by and between Covanta Holding Corporation and Covanta Energy Corporation dated as of December 2, 2003 (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003, as amended by Covanta Holding Corporation’s Current Report on Form 8-K/A dated December 2, 2003 and filed with the SEC on January 30, 2004).
2	.2†	Note Purchase Agreement by and between Covanta Holding Corporation and the Purchasers named therein dated as of December 2, 2003 (incorporated herein by reference to Exhibit 2.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003, as amended by Covanta Holding Corporation’s Current Report on Form 8-K/A dated December 2, 2003 and filed with the SEC on January 30, 2004).
2	.3†	Amendment to Investment and Purchase Agreement by and between Covanta Holding Corporation and Covanta Energy Corporation dated February 23, 2004 (incorporated herein by reference to Exhibit 2.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
2	.4†	First Amendment to Note Purchase Agreement and Consent by and among Covanta Holding Corporation and D.E. Shaw Laminar Portfolios, L.L.C., SZ Investments, L.L.C. and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series, dated as of February 23, 2004 (incorporated herein by reference to Exhibit 2.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 10, 2004 and filed with the SEC on March 11, 2004).
2	.5†	Stock Purchase Agreement among Covanta ARC Holdings, Inc., the Sellers party thereto and Covanta Holding Corporation dated as of January 31, 2005 (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).
Articles of Incorporation and By-Laws.
3	.1†	Restated Certificate of Incorporation of Covanta Holding Corporation (incorporated herein by reference to Exhibit 3.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 19, 2007 and filed with the SEC on January 19, 2007).
3	.2†	Amended and Restated Bylaws of Covanta Holding Corporation, as amended and effective May 30, 2007 (incorporated herein by reference to Exhibit 3.1(ii) of Covanta Holding Corporation’s Current Report on Form 8-K dated May 30, 2007 filed with the SEC on May 31, 2007).
Instruments Defining Rights of Security Holders, Including Indentures.
4	.1†	Specimen certificate representing shares of Covanta Holding Corporation’s common stock (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).
4	.2†	Registration Rights Agreement dated November 8, 2002 among Covanta Holding Corporation and SZ Investments, L.L.C. (incorporated herein by reference to Exhibit 10.6 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 27, 2002 and filed with the SEC on March 27, 2003).
4	.3†	Registration Rights Agreement between Covanta Holding Corporation, D.E. Shaw Laminar Portfolios, L.L.C., SZ Investments, L.L.C., and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series, dated December 2, 2003 (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).
4	.4†	Form of Warrant Offering Agreement between Wells Fargo Bank, National Association and Covanta Holding Corporation (incorporated herein by reference to Exhibit 4.11 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).

Exhibit No.		Description

4	.5†	Indenture dated as of January 18, 2007 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee. (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Registration Statement on Form S-3 (Reg. No. 333-140082) filed with the SEC on January 19, 2007).
4	.6†	First Supplemental Indenture dated as of January 31, 2007 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (including the Form of Global Debenture) (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2007 and filed with the SEC on February 6, 2007).
Material Contracts.
10	.1†	Tax Sharing Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation, Covanta Energy Corporation, and Covanta Power International Holdings, Inc. (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
10	.2†	Corporate Services and Expenses Reimbursement Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.26 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
10	.3†	Management Services and Reimbursement Agreement, dated March 10, 2004, among Covanta Energy Corporation, Covanta Energy Group, Inc., Covanta Projects, Inc., Covanta Power International Holdings, Inc., and certain Subsidiaries listed therein (incorporated herein by reference to Exhibit 10.30 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).
10	.4†*	Covanta Energy Savings Plan, as amended by December 2003 amendment (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).
10	.5†*	Covanta Holding Corporation Equity Award Plan for Employees and Officers, as amended (incorporated herein by reference to Exhibit A of Covanta Holding Corporation’s 2008 Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 1, 2008).
10	.6†*	Covanta Holding Corporation Equity Award Plan for Directors, as amended (incorporated herein by reference to Exhibit B of Covanta Holding Corporation’s 2008 Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 1, 2008).
10	.7†*	Form of Covanta Holding Corporation Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 7, 2008).
10	.8†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 4.4 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 7, 2008).
10	.9†*	Covanta Holding Corporation 1995 Stock and Incentive Plan (as amended effective December 12, 2000 and as further amended effective July 24, 2002) (incorporated herein by reference to Appendix A to Covanta Holding Corporation’s Proxy Statement filed with the SEC on June 24, 2002).
10	.10†*	Employment Agreement, dated October 5, 2004, by and between Anthony J. Orlando and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.11†*	Employment Agreement, dated October 5, 2004, by and between Timothy J. Simpson and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 filed with the SEC on October 7, 2004).
10	.12†*	Form of Covanta Holding Corporation Amendment to Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 18, 2005 and filed with the SEC on March 24, 2005).

Exhibit No.		Description

10	.13†	Summary Description of Covanta Holding Corporation Cash Bonus Program, dated February 2008 (incorporated herein by reference to Exhibit 10.14 of Covanta Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
10	.14†	Amendment No. 1 to Tax Sharing Agreement, dated as of June 24, 2005, by and between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc., amending Tax Sharing Agreement between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc. dated as of March 10, 2004 (incorporated herein by reference to Exhibit 10.8 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).
10	.15†*	Employment Agreement, dated October 5, 2004, by and between John Klett and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.7 of Covanta Energy Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.16†*	Employment Agreement, dated October 5, 2004, by and between Seth Myones and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.9 of Covanta Energy Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).
10	.17†*	Form of Amendment to Employment Agreement with
a. Anthony J. Orlando, President and Chief Executive Officer;
b. Mark A. Pytosh, Executive Vice President and Chief Financial Officer;
c. John M. Klett, Executive Vice President and Chief Operating Officer;
d. Timothy J. Simpson, Executive Vice President, General Counsel and Secretary;
e. Seth Myones, President, Americas Covanta Energy
and certain subsidiaries, dated October 22, 2008, and effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 and filed with the SEC on October 22, 2008).
10	.18†	Rehabilitation Plan Implementation Agreement, dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).
10	.19†	Amendment to Rehabilitation Plan Implementation Agreement, accepted and agreed to on March 17, 2006 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 17, 2006 and filed with the SEC on March 20, 2006).
10	.20†	Amendment to Agreement Regarding Closing (Exhibit A to the Rehabilitation Plan Implementation Agreement), dated January 10, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust, and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).
10	.21†	Latent Deficiency Claims Administration Procedures Agreement (Exhibit B to the Rehabilitation Plan Implementation Agreement), dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation on the other hand (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).
10	.22†*	Transition and Separation Agreement, dated April 5, 2006, among Craig D. Abolt, Covanta Holding Corporation, Covanta Energy Corporation and Covanta Projects, Inc. (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated April 5, 2006 and filed with the SEC on April 7, 2006).

Exhibit No.		Description

10	.23†	Amended and Restated Credit Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Covanta Holding Corporation as a guarantor, certain subsidiaries of Covanta Energy Corporation as guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger, Sole Book Runner and Sole Syndication Agent, Administrative Agent and Collateral Agent, JPMorgan Chase Bank, as Co-Documentation Agent, Revolving Issuing Bank and a Funded LC Issuing Bank, UBS Securities LLC, as Co-Documentation Agent, UBS AG, Stamford Branch, as a Funded LC Issuing Bank, and Calyon New York Branch, as Co-Documentation Agent (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the SEC on May 31, 2006).
10	.24†	Amendment to Second Lien Credit and Guaranty Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Covanta Holding Corporation and the parties signatory thereto (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the SEC on May 31, 2006).
10	.25†	Amendment and Limited Waiver to Intercreditor Agreement, dated as of May 26, 2006, among Covanta Energy Corporation, Goldman Sachs Credit Partners L.P., as Collateral Agent under the First Lien Credit Agreement, Credit Suisse, Cayman Islands Branch, as Administrative Agent for the Second Lien Credit Agreement and as Collateral Agent for the Parity Lien Claimholders (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 26, 2006 and filed with the SEC on May 31, 2006).
10	.26†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 31, 2006 and filed with the SEC on June 2, 2006).
10	.27†*	Employment Agreement, dated as of August 17, 2006, among Covanta Holding Corporation, Covanta Energy Corporation and Mark A. Pytosh (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated August 17, 2006 and filed with the SEC on August 17, 2006).
10	.28†	Credit and Guaranty Agreement, dated as of February 9, 2007, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Revolving Issuing Bank and a Funded LC Issuing Bank, UBS AG, Stamford Branch, as a Funded LC Issuing Bank, Lehman Commercial Paper Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, and Bank of America, N.A. and Barclays Bank PLC, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).
10	.29†	Pledge and Security Agreement, dated as of February 9, 2007, between each of Covanta Energy Corporation and the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).
10	.30†	Pledge Agreement, dated as of February 9, 2007, between Covanta Holding Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).
10	.31†	Intercompany Subordination Agreement, dated as of February 9, 2007, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as Guarantor Subsidiaries, certain other subsidiaries of Covanta Energy Company, as Excluded Subsidiaries or Unrestricted Subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).

Exhibit No.		Description

10	.32†	Form of Covanta Holding Corporation Indemnification Agreement, entered into with each of the following: David M. Barse, Ronald J. Broglio, Peter C.B. Bynoe, Linda J. Fisher, Richard L. Huber, Anthony J. Orlando, William C. Pate, Robert S. Silberman, Jean Smith, Clayton Yeutter, Samuel Zell, Mark A. Pytosh, Timothy J. Simpson, Thomas E. Bucks, John M. Klett and Seth Myones (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 6, 2007 and filed with the SEC on December 12, 2007.
12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm of Covanta Holding Corporation and Subsidiaries: Ernst & Young LLP.
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Executive Officer and the Chief Financial Officer of Covanta Holding Corporation.

†	Not filed herewith, but incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

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

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ Mark A. Pytosh Mark A. Pytosh	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ Thomas E. Bucks Thomas E. Bucks	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009

/s/ Samuel Zell Samuel Zell	Chairman of the Board	March 2, 2009

/s/ David M. Barse David M. Barse	Director	March 2, 2009

/s/ Ronald J. Broglio Ronald J. Broglio	Director	March 2, 2009

/s/ Peter C. B. Bynoe Peter C. B. Bynoe	Director	March 2, 2009

/s/ Linda J. Fisher Linda J. Fisher	Director	March 2, 2009

/s/ Richard L. Huber Richard L. Huber	Director	March 2, 2009

/s/ William C. Pate William C. Pate	Director	March 2, 2009

/s/ Robert S. Silberman Robert S. Silberman	Director	March 2, 2009

/s/ Jean Smith Jean Smith	Director	March 2, 2009

/s/ Clayton Yeutter Clayton Yeutter	Director	March 2, 2009