Form 10-Q
period 2009-03-31
COVANTA HOLDING CORP
filed 2009-04-22
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Applicable Only to Corporate Issuers:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at April 16, 2009

Common Stock, $0.10 par value	154,840,440 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should, ” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A. Risk Factors of Covanta’s Annual Report on Form 10-K for the year ended December 31, 2008 and in other filings by Covanta with the SEC.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$206,269	$217,623
Electricity and steam sales	141,869	153,065
Other operating revenues	10,622	18,078

Total operating revenues	358,760	388,766

OPERATING EXPENSES:
Plant operating expenses	256,042	259,011
Depreciation and amortization expense	51,498	48,574
Net interest expense on project debt	12,769	13,761
General and administrative expenses	25,515	24,154
Other operating expenses	9,744	12,501

Total operating expenses	355,568	358,001

Operating income	3,192	30,765

Other income (expense):
Investment income	1,028	1,640
Interest expense	(9,506)	(15,199)

Total other expenses	(8,478)	(13,559)

(Loss) income before income tax benefit (expense), equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	(5,286)	17,206
Income tax benefit (expense)	1,992	(6,905)
Equity in net income from unconsolidated investments	5,809	5,492

NET INCOME	2,515	15,793

Less: Net income attributable to noncontrolling interests in subsidiaries	(1,380)	(1,869)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$1,135	$13,924

Weighted Average Common Shares Outstanding:
Basic	153,467	153,165

Diluted	154,737	154,572

Earnings Per Share:
Basic	$0.01	$0.09

Diluted	$0.01	$0.09

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(As Adjusted)
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$159,472	$192,393
Marketable securities available for sale	300	300
Restricted funds held in trust	186,202	175,093
Receivables (less allowances of $3,404 and $3,437)	225,689	243,791
Unbilled service receivables	52,062	49,468
Deferred income taxes	39,219	—
Prepaid expenses and other current assets	115,913	123,214

Total Current Assets	778,857	784,259
Property, plant and equipment, net	2,511,601	2,530,035
Investments in fixed maturities at market (cost: $27,090 and $26,620, respectively)	27,111	26,737
Restricted funds held in trust	142,603	149,818
Unbilled service receivables	36,939	44,298
Waste, service and energy contracts, net	211,938	223,397
Other intangible assets, net	82,020	83,331
Goodwill	195,617	195,617
Investments in investees and joint ventures	108,783	102,953
Other assets	154,322	139,544

Total Assets	$4,249,791	$4,279,989

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$6,657	$6,922
Current portion of project debt	195,997	198,034
Accounts payable	35,986	24,470
Deferred revenue	16,163	15,202
Accrued expenses and other current liabilities	174,170	215,046

Total Current Liabilities	428,973	459,674
Long-term debt	771,129	770,949
Project debt	834,496	880,336
Deferred income taxes	619,078	566,687
Waste and service contracts	111,251	114,532
Other liabilities	165,624	165,881

Total Liabilities	2,930,551	2,958,059

Commitments and Contingencies (Note 14)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 155,506 and 154,797 shares; outstanding 154,841 and 154,280 shares)	15,551	15,480
Additional paid-in capital	919,883	917,810
Accumulated other comprehensive loss	(10,332)	(8,205)
Accumulated earnings	363,018	361,883
Treasury stock, at par	(67)	(52)

Total Covanta Holding Corporation stockholders’ equity	1,288,053	1,286,916

Noncontrolling interests in subsidiaries	31,187	35,014

Total Equity	1,319,240	1,321,930

Total Liabilities and Equity	$4,249,791	$4,279,989

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$2,515	$15,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	51,498	48,574
Amortization of long-term debt deferred financing costs	904	931
Amortization of debt premium and discount	(2,082)	(2,770)
Non-cash convertible debt interest expense	1,590	1,479
Stock-based compensation expense	3,907	3,651
Equity in net income from unconsolidated investments	(5,809)	(5,492)
Dividends from unconsolidated investments	266	9,122
Deferred income taxes	(4,317)	172
Other, net	462	(595)
Increase in restricted funds held in trust	(9,413)	(25,629)
Change in working capital, net of effects of acquisitions	11,874	4,470

Net cash provided by operating activities	51,395	49,706

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	3,405	13,401
Purchase of investment securities	(3,779)	(9,137)
Purchase of property, plant and equipment	(26,833)	(38,990)
Purchase of equity interest	(1,083)	—
Loan issued to client community to fund certain facility improvements	(6,192)	—
Property insurance proceeds	—	3,500
Other, net	(238)	(1,524)

Net cash used in investing activities	(34,720)	(32,750)

FINANCING ACTIVITIES:
Proceeds from the exercise of options for common stock, net	147	221
Financings of insurance premiums, net	(3,112)	(3,455)
Proceeds from borrowings on project debt	—	4,076
Principal payments on long-term debt	(1,675)	(1,691)
Principal payments on project debt	(45,268)	(55,119)
Decrease in restricted funds held in trust	4,321	16,077
Distributions to partners of noncontrolling interests in subsidiaries	(3,716)	(2,346)

Net cash used in financing activities	(49,303)	(42,237)

Effect of exchange rate changes on cash and cash equivalents	(293)	269

Net decrease in cash and cash equivalents	(32,921)	(25,012)
Cash and cash equivalents at beginning of period	192,393	149,406

Cash and cash equivalents at end of period	$159,472	$124,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2009

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, In thousands)

Balance as of December 31, 2008 (As Adjusted)	154,797	$15,480	$917,810	$(8,205)	$361,883	517	$(52)	$35,014	$1,321,930
Stock-based compensation expense			3,907						3,907
Shares forfeited for terminated employees			1			8	(1)		—
Shares repurchased for tax withholdings for vested stock awards			(1,911)			140	(14)		(1,925)
Exercise of options to purchase common stock	25	3	144						147
Shares issued in non-vested stock award	684	68	(68)						—
Distributions to partners of noncontrolling interests in subsidiaries								(4,677)	(4,677)
Comprehensive income, net of income taxes:
Net income					1,135			1,380	2,515
Foreign currency translation				(1,801)				(530)	(2,331)
SFAS 158 unrecognized net loss				(42)					(42)
Net unrealized loss on available-for-sale securities				(284)					(284)

Total comprehensive loss				(2,127)	1,135			850	(142)

Balance as of March 31, 2009	155,506	$15,551	$919,883	$(10,332)	$363,018	665	$(67)	$31,187	$1,319,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2009. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”).

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

All intercompany accounts and transactions have been eliminated.

Effective January 1, 2009, we adopted the following pronouncements which require us to retrospectively restate previously disclosed condensed consolidated financial statements. As such, certain prior period amounts have been reclassified in the unaudited condensed consolidated financial statements to conform to the current period presentation.

•	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51” (“SFAS 160”). SFAS 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under SFAS 160, we now report minority interests in subsidiaries as a separate component of equity in the condensed consolidated financial statements and show both net income attributable to the noncontrolling interest and net income attributable to the controlling

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest on the face of the condensed consolidated income statement. SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

•	We adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures (“Debentures”) and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($127.5 million as of the date of the issuance of the Debentures) and equity components ($246.3 million as of the date of the issuance of the Debentures) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 7.25% discount rate, our borrowing rate at the date of the issuance of the Debentures for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $141.3 million, which represents the difference between the proceeds from the issuance of the Debentures and the fair value of the liability, net of deferred taxes of $105 million as of the date of the issuance of the Debentures. For additional information, see Note 6. Changes in Capitalization.

FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Debentures, which is February 1, 2007 to February 1, 2027. The condensed consolidated income statements were retroactively modified compared to previously reported amounts as follows (in millions, except per share amounts):

			Three Months
	Twelve Months Ended		Ended
	December 31,		March 31,
	2007	2008	2008

Additional pre-tax non-cash interest expense	$(5.2)	$(6.1)	$(1.5)
Additional deferred tax benefit	2.2	2.6	0.6

Retroactive change in net income and retained earnings	$(3.0)	$(3.5)	$(0.9)

Change to basic earnings per share	$(0.01)	$(0.02)	$(0.01)

Change to diluted earnings per share	$(0.02)	$(0.02)	$(0.01)

For the three months ended March 31, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $1.6 million. Accumulated amortization related to the debt discount was $12.9 million and $11.3 million as of March 31, 2009 and December 31, 2008, respectively. The pre-tax increase in non-cash interest expense on our condensed consolidated statements of income to be recognized until 2027, the maturity date of the Debentures, is as follows (in millions):

	2009	2010	2011	2012	2013	2014-2027

Pre-tax increase in non-cash interest expense	$6.5	$7.0	$7.6	$8.1	$8.7	$197.1

Note 2.	Recent Accounting Pronouncements

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs are effective for us for reporting periods ending after June 30, 2009. We are continuing to assess the potential disclosure effects of these pronouncements.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132R-1”) which significantly expands the disclosures required by employers for postretirement plan assets. The FSP requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks. In addition, the FSP requires new disclosures similar to those in SFAS No. 157, “Fair Value Measurements”, in terms of the three-level fair value hierarchy. The disclosure requirements are annual and do not apply to interim financial statements and are required by us in disclosures related to the year ended December 31, 2009. We do expect the adoption of FSP SFAS 132R-1 to result in additional annual financial reporting disclosures and we are continuing to assess the potential effects of this pronouncement.

Note 3.	Acquisitions and Business Development

Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Effective January 1, 2009, all business combinations will be accounted for in accordance with SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

Our growth strategy includes the acquisition of waste and energy related businesses located in markets with significant growth opportunities and the development of new projects and expansion of existing projects. We will also consider acquiring or developing new technologies and businesses that are complementary with our existing renewable energy and waste services business. Acquisitions are accounted for under the purchase method of accounting. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions. The acquisitions in the section below are not material to our condensed consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented.

Acquisitions and Business Development

Domestic

Maine Biomass Energy Facilities

On December 22, 2008, we acquired Indeck Maine Energy, LLC which owned and operated two biomass energy facilities. The two nearly identical facilities, located in West Enfield and Jonesboro, Maine, added a total of 49 gross megawatts (“MW”) to our renewable energy portfolio. We sell the electric output and renewable energy credits from these facilities into the New England market. We acquired these two facilities for cash consideration of approximately $53.4 million, net of cash acquired, inclusive of final working capital adjustments. There were no amounts allocated to goodwill or other intangible assets in the final purchase price allocation.

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

Tulsa Energy-from-Waste Facility

On June 2, 2008, we acquired an energy-from-waste facility in Tulsa, Oklahoma for cash consideration of approximately $12.7 million. The design capacity of the facility is 1,125 tons per day (“tpd”) of waste and gross electric capacity of 16.5 MW. This facility was shut down by the prior owner in the summer of 2007 and we returned two of the facility’s three boilers to service in November 2008. During the year ended December 31, 2008 and quarter ended March 31, 2009, we have invested approximately $4.9 million and $0.4 million, respectively, in capital improvements to restore the operational performance of the facility.

Alternative Energy Technology Development

We have entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Initial licensing fees and demonstration unit purchases approximated $6.5 million and $0.2 million during the year ended December 31, 2008 and quarter ended March 31, 2009, respectively.

Harrisburg Energy-from-Waste Facility

In February 2008, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we have a right of first refusal to purchase the facility. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg. We have advanced $8.2 million and $14.4 million as of December 31, 2008 and March 31, 2009, respectively, under this funding arrangement. The facility improvements are expected to be completed by mid 2009.

Hillsborough County Energy-from-Waste Facility

We designed, constructed, and now operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County in Florida. Due to the growth in the amount of municipal solid waste generated in Hillsborough County, Hillsborough County informed us of its desire to expand the facility’s waste processing and electricity generation capacities. In August 2005, we entered into agreements with Hillsborough County to implement this expansion, and to extend the agreement under which we operate the facility through 2027. Environmental and other project related permits have been secured and the expansion construction commenced on December 29, 2006. Completion of the expansion, and commencement of the operation of the expanded project, is expected in the second half of 2009.

International

China Joint Ventures and Energy-from-Waste Facilities

On April 2, 2008, our project joint venture with Chongqing Iron & Steel Company (Group) Limited received an award to build, own, and operate an 1,800 tpd energy-from-waste facility for Chengdu Municipality, in Sichuan Province, People’s Republic of China. On June 25, 2008, the project’s 25 year waste concession agreement was executed. In connection with this project, we invested $17.1 million for a 49% equity interest in the project joint venture company. The Chengdu project is expected to commence construction in mid 2009.

In December 2008, we entered into an agreement to purchase a direct 58% equity interest in the Fuzhou project, a 1,200 metric tpd 24 MW mass-burn energy-from-waste project in China, for approximately $14 million.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently hold a noncontrolling interest in this project. This purchase is conditional upon various regulatory and other conditions precedent and is expected to close in the second quarter of 2009.

On March 24, 2009, we entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. The Taixing project is expected to commence construction later this year.

Dublin Joint Venture

On September 6, 2007, we entered into definitive agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. Project construction, which is expected to start in mid 2009, is estimated to cost approximately €350 million and is expected to require 36 months to complete, once full construction commences. Dublin Waste to Energy Limited has a 25-year tip fee type contract to provide disposal service for approximately 320,000 metric tons of waste annually. The project is expected to sell electricity into the local electricity grid under short-term arrangements. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project, and we expect to utilize debt financing for the project. The primary approvals and licenses for the project have been obtained, and any remaining consents and approvals necessary to begin full construction are expected to be obtained in due course. We have begun to perform preliminary on-site work and expect to commence full construction in mid 2009.

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

	For the Three Months
	Ended March 31,
	2009	2008

Net income attributable to Covanta Holding Corporation	$1,135	$13,924

Basic earnings per share:
Weighted average basic common shares outstanding	153,467	153,165

Basic earnings per share	$0.01	$0.09

Diluted earnings per share:
Weighted average basic common shares outstanding	153,467	153,165
Dilutive effect of stock options	454	619
Dilutive effect of restricted stock	816	788
Dilutive effect of convertible debentures	—	—

Weighted average diluted common shares outstanding	154,737	154,572

Diluted earnings per share	$0.01	$0.09

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	2,026	1,938

Restricted stock awards excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 1. Organization and Basis of Presentation for a discussion of the retrospective accounting change resulting from the adoption of FSP APB 14-1 effective January 1, 2009.

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. As of March 31, 2009, the Debentures did not have a dilutive effect on earnings per share.

Note 5.	Financial Information by Business Segments

We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively. The results of our reportable segments are as follows (in thousands):

	Reportable Segments
	Domestic	International	All Other(1)	Total

Three Months Ended March 31, 2009:
Operating revenues	$313,173	$41,537	$4,050	$358,760
Operating income (loss)	4,435	(859)	(384)	3,192

Three Months Ended March 31, 2008:
Operating revenues	$323,284	$62,779	$2,703	$388,766
Operating income (loss)	25,354	5,838	(427)	30,765

(1)	All other is comprised of our insurance subsidiaries’ operations.

Note 6.	Changes in Capitalization

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	March 31,	December 31,
	2009	2008

1.00% Senior Convertible Debentures due 2027	$373,750	$373,750
Debt discount related to Convertible Debentures	(233,426)	(235,016)

Senior Convertible Debentures, net	140,324	138,734
Term loan due 2014	637,000	638,625
Other long-term debt	462	512

Total	777,786	777,871
Less: current portion	(6,657)	(6,922)

Total long-term debt	$771,129	$770,949

See Note 1. Organization and Basis of Presentation for a discussion of the liability component associated with the Debentures and the retrospective accounting change resulting from the adoption of FSP APB 14-1 effective January 1, 2009.

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share) or 13,253,867 issuable. The value of the issuable shares, if the Debentures were converted at March 31, 2009, exceeds the principal value of the Debentures by $200.3 million.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 6 of the Notes to Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Liquidity

As of March 31, 2009, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	March 31, 2009	March 31, 2009

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$285,361	$34,639

(1)	Up to $200 million of which may be utilized for letters of credit.

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

Credit Facilities

The loan documentation under the credit facilities, comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility), and a $650 million term loan (the “Term Loan Facility”) contains customary affirmative and negative covenants and financial covenants. We were in compliance with all required covenants as of March 31, 2009.

Equity

During the three months ended March 31, 2009, we awarded grants for 684,231 shares of restricted stock awards. See Note 11. Stock-Based Compensation.

During the three months ended March 31, 2009, we did not repurchase shares of our common stock under the repurchase program authorized in September 2008.

See Note 1. Organization and Basis of Presentation for a discussion of the equity component associated with the Debentures and the retrospective accounting change resulting from the adoption of FSP APB 14-1 effective January 1, 2009.

Note 7.	Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Comprehensive (loss) income, net of income taxes:
Net income attributable to Covanta Holding Corporation	$1,135	$13,924

Foreign currency translation	(1,801)	1,027
SFAS 158 unrecognized net loss	(42)	(169)
Net unrealized loss on available-for-sale securities	(284)	(70)

Other comprehensive (loss) income attributable to Covanta Holding Corporation	(2,127)	788

Comprehensive (loss) income attributable to Covanta Holding Corporation	$(992)	$14,712

Net income attributable to noncontrolling interests in subsidiaries	$1,380	$1,869
Other comprehensive loss — Foreign currency translation	(530)	(34)

Comprehensive income attributable to noncontrolling interests in subsidiaries	$850	$1,835

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 1. Organization and Basis of Presentation for a discussion of the retrospective accounting change resulting from the adoption of FSP APB 14-1 and SFAS 160 effective January 1, 2009.

Note 8.	Income Taxes

We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

We currently estimate our annual effective tax rate, including discrete items, for the year ended December 31, 2009 to be approximately 37.0%. We review the annual effective tax rate on a quarterly basis as projections are revised. The effective income tax rate was 37.7% and 40.1% for the three months ended March 31, 2009 and 2008, respectively. The liability for uncertain tax positions, exclusive of interest and penalties, was $132.5 million as of both March 31, 2009 and December 31, 2008. No additional liabilities were recorded for uncertain tax positions during the three months ended March 31, 2009. Included in the balance of unrecognized tax benefits as of March 31, 2009 are potential benefits of $114.9 million that, if recognized, would impact the effective tax rate.

We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). For the three months ended March 31, 2009 and 2008, we recognized $0.03 million and $0.4 million, respectively of interest and penalties on uncertain tax positions. As of both March 31, 2009 and December 31, 2008, we had accrued interest and penalties associated with unrecognized tax benefits of $8.1 million.

We will continue to monitor issues as they are examined by auditors representing tax authorities to determine whether an adjustment to existing FIN 48 liabilities is required or whether a FIN 48 liability should be provided for a new issue. As issues are examined by the Internal Revenue Service (“IRS”) and state auditors, we may decide to adjust the existing FIN 48 liability for issues that were not deemed an exposure at the time we adopted FIN 48. Accordingly, we will continue to monitor the results of audits and adjust the liability as needed. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent NOLs are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. The tax returns of our subsidiary ARC Holdings are open for federal audit for the tax return years of 2004 and forward, and are currently the subject of an IRS examination. This examination is related to ARC Holdings’ refund requests related to NOL carryback claims from tax years prior to our acquisition of ARC Holdings in 2005 that require Joint Committee approval. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

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

We had consolidated federal NOLs estimated to be approximately $591 million for federal income tax purposes as of December 31, 2008, based on the tax returns as filed. The NOLs will expire in various amounts from

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009 through December 31, 2028, if not used. Current forecasts indicate we will utilize consolidated federal NOLs in 2009 which will otherwise expire in 2009. In addition to the consolidated federal NOLs, as of December 31, 2008, we had state NOL carryforwards of $119.7 million, which expire between 2012 and 2027, capital loss carryforwards of $69.0 million expiring in 2009, additional federal credit carryforwards of $32.7 million, and state credit carryforwards of $0.8 million. These deferred tax assets are offset by a valuation allowance of $34.3 million.

For further information, refer to Note 9. Income Taxes of the Notes to the Consolidated Financial Statements included in our Form 10-K.

Note 9.	Supplementary Information

Operating Revenues

The components of waste and service revenues are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008

Waste and service revenues unrelated to project debt	$186,680	$193,864
Revenue earned explicitly to service project debt-principal	13,719	17,197
Revenue earned explicitly to service project debt-interest	5,870	6,562

Total waste and service revenues	$206,269	$217,623

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

Our independent power production facilities in India generate electricity and steam explicitly for specific purchasers and as such, these agreements are considered lease arrangements. Electricity and steam sales included lease income from our international business of $32.3 million and $54.1 million for the three months ended March 31, 2009 and 2008, respectively.

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $14.8 million and $16.0 million for the three months ended March 31, 2009 and 2008, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of waste, service and energy contracts

The vast majority of our waste, service and energy contracts were valued in March 2004 and June 2005 related to the acquisitions of Covanta Energy and ARC Holdings, respectively. These intangible assets and liabilities were recorded using then-available information at their estimated fair market values based upon discounted cash flows. The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of March 31, 2009 included or expected to be included in our statement of income for each of the years indicated (in thousands):

	Waste, Service and
	Energy Contracts	Waste and Service
	(Amortization	Contracts
	Expense)	(Contra-Expense)

Three Months ended March 31, 2009	$11,458	$(3,281)

Remainder of 2009	$30,843	$(9,897)
2010	29,864	(12,721)
2011	26,740	(12,408)
2012	24,647	(12,412)
2013	21,037	(12,390)
2014	20,319	(12,390)
Thereafter	58,488	(39,033)

Total	$211,938	$(111,251)

Other operating expenses

The components of other operating expenses are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008

Construction costs	$5,346	$13,157
Insurance subsidiary operating expenses	3,813	2,371
Insurance recoveries	—	(3,748)
Foreign exchange loss (gain)	505	(497)
Other	80	1,218

Total other operating expenses	$9,744	$12,501

Note 10.	Benefit Obligations

Pension and Other Benefit Obligations

The components of net periodic benefit costs are as follows (in thousands):

			Other Post-
			Retirement
	Pension Benefits		Benefits
	For the Three Months Ended March 31,
	2009	2008	2009	2008

Service cost	$—	$—	$—	$—
Interest cost	1,197	1,176	122	137
Expected return on plan assets	(975)	(1,182)	—	—
Amortization of net prior service cost	19	—	—	—
Amortization of actuarial gain	(46)	(131)	(37)	(38)

Net periodic benefit cost	$195	$(137)	$85	$99

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

Substantially all of our domestic employees are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $4.4 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively.

Note 11.	Stock-Based Compensation

Compensation expense related to our stock-based awards totaled $3.9 million and $3.7 million during the three months ended March 31, 2009 and 2008, respectively.

On February 2, 2009, February 26, 2009, and March 9, 2009, we awarded certain employees 1,627 shares, 677,960 shares and 4,644 shares of restricted stock awards, respectively. The restricted stock awards will be expensed over the requisite service period. The February 26, 2009 grant is subject to an assumed ten percent forfeiture rate. The terms of the restricted stock awards include two vesting provisions; one based on a performance factor and continued service (applicable to 66% of the award) and one based solely on continued service (applicable to 34% of the award). If all performance and service criteria are satisfied, the awards vest during March of 2009, 2010 and 2011 for the February 2, 2009 award and the awards vest during March of 2010, 2011 and 2012 for the February 26, 2009 and March 9, 2009 awards.

As of March 31, 2009, we had approximately $18.1 million and $5.3 million of unrecognized compensation expense related to our unvested restricted stock awards and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of 2.3 years for our unvested restricted stock awards and 3.1 years for our unvested stock options.

Note 12.	Financial Instruments

Our investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	As of	Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Marketable securities available for sale	$300	$300	$—	$—
Investments in fixed maturities at market	27,111	27,111	—	—
Derivatives — Contingent interest feature of the Convertible Debentures (See Note 6)	0	—	0	—

Total	$27,411	$27,411	$0	$—

Contingent Interest

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of Senior Convertible Debentures. The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007, and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest payment period does not commence until February 1, 2012, and the fair market value for the embedded derivative was zero as of March 31, 2009.

Note 13.	Related-Party Transactions

We hold a 26% investment in Quezon Power, Inc. (“Quezon”). We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statements of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the three months ended March 31, 2009 and 2008, we collected $5.2 million and $9.0 million, respectively, for the operation and maintenance of the facility. As of March 31, 2009 and December 31, 2008, the net amount due to Quezon was $0.1 million and $3.2 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

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

In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of at least 73 PRPs named thus far that have joined the LPRSA PRP group. On May 8, 2007, EPA and the PRP group entered into an Administrative Order on Consent by which the PRP group is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. The cost to complete the Study is estimated at $54 million, in addition to EPA oversight costs. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any costs that may be required of PRPs to remediate the LPRSA or costs associated with natural resource damages to the LPRSA that may

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be assessed against PRPs. On February 4, 2009, Essex and over 300 other PRPs were named as third-party defendants in a suit brought by the State of New Jersey Department of Environmental Protection (“NJDEP”) against Occidental Chemical Corporation and certain related entities (“Occidental”) with respect to alleged contamination of the LPRSA by Occidental. The Occidental third party complaint seeks contribution from the third-party defendants with respect to any award to NJDEP of damages against Occidental in the matter. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for LPRSA remedial costs and/or natural resource damages and/or contribution claims made by Occidental and/or other PRPs.

Other Matters

Other commitments as of March 31, 2009 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$291,733	$38,582	$253,151
Surety bonds	64,086	—	64,086

Total other commitments — net	$355,819	$38,582	$317,237

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

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries. The following discussion addresses our financial condition as of March 31, 2009 and our results of operations for the three months ended March 31, 2009, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2008 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 to which the reader is directed for additional information.

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

Economic Factors Affecting Business Conditions

The recent economic slowdown, both in the United States and internationally, has reduced demand for goods and services generally, which tends to reduce overall volumes of waste requiring disposal, and the pricing at which we can attract waste to fill available capacity. At the same time, the sharp declines in global natural gas and oil prices have pushed energy pricing lower generally, and may reduce the prices for the portion of the energy we sell which is not under fixed price contracts. Lastly, the downturn in economic activity tends to reduce global demand for and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities. The combination of these factors could reduce our revenue and cash flow.

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

2009 acquisitions and business development

We entered into an agreement to acquire two waste transfer stations near the Philadelphia, Pennsylvania metro area. We expect to close on this acquisition in the second quarter 2009.

2008 acquisitions and business development

Domestic Business:

•	We acquired Indeck Maine Energy, LLC which owned and operated two biomass energy facilities. The two nearly identical facilities, located in West Enfield and Jonesboro, Maine, added a total of 49 gross megawatts (“MW”) to our renewable energy portfolio. We sell the electric output and renewable energy credits from these facilities into the New England market. We acquired these two facilities for cash consideration of approximately $53.4 million, net of cash acquired, inclusive of final working capital adjustments.

•	We acquired an energy-from-waste facility in Tulsa, Oklahoma for cash consideration of approximately $12.7 million. The design capacity of the facility is 1,125 tons per day (“tpd”) of waste and gross electric capacity of 16.5 MW. This facility was shut down by the prior owner in the summer of 2007 and we returned two of the facility’s three boilers to service in November 2008, and plan to return its third boiler to service during 2009. During the year ended December 31, 2008 and quarter ended March 31, 2009, we invested approximately $4.9 million and $0.4 million, respectively, in capital improvements to restore the operational performance of the facility.

•	We entered into new tip fee contracts which will supply waste to the Wallingford, Connecticut facility, following the expiration of the existing service fee contract in 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

•	We entered into a new tip fee contract with Kent County in Michigan which commenced on January 1, 2009 and extended the existing contract from 2010 to 2023. This contract is expected to supply waste utilizing most or all of the facility’s capacity. Previously this was a service fee contract.

•	We entered into a new service fee contract with the Pasco County Commission in Florida which commenced on January 1, 2009 and extended the existing contract from 2011 to 2016.

•	We entered into a new tip fee contract with the City of Indianapolis for a term of 10 years which commenced upon expiration of the existing service fee contract in December 2008. This contract represents approximately 50% of the facility’s capacity.

•	We entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Initial licensing fees and demonstration unit purchases approximated $6.5 million and $0.2 million during the year ended December 31, 2008 and quarter ended March 31, 2009, respectively.

International Business:

•	We entered into an agreement to purchase a direct 58% equity interest in the Fuzhou project, a 1,200 metric tpd 24 MW mass-burn energy-from-waste project in China, for approximately $14 million. We currently hold a noncontrolling interest in this project. This purchase is conditional upon various regulatory and other conditions precedent and is expected to close in the second quarter of 2009.

Under Advanced Development/Construction

Domestic Business:

•	We entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and obtained a right of first refusal to purchase the facility. Under the agreement, the term of which commenced February 1, 2008 following satisfaction of certain conditions precedent, we will earn a base annual service fee of approximately $10.5 million, which is subject to annual escalation and certain performance-based adjustments. We have also agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg. As of December 31, 2008 and March 31, 2009, we advanced $8.2 million and $14.4 million, respectively, under this funding arrangement. The facility improvements are expected to be completed by mid 2009.

•	We designed, constructed, operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County in Florida. In August 2005, we entered into agreements with Hillsborough County to implement an expansion, and to extend the agreement under which we operate the facility to 2027. During 2006, environmental and other project related permits were secured and the expansion construction commenced on December 29, 2006. Completion of the expansion, and commencement of the operation of the expanded project, is expected in the second half of 2009.

International Business:

•	We entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. The Taixing project is expected to commence construction later this year.

•	We and Chongqing Iron & Steel Company (Group) Limited have entered into a 25 year contract to build, own, and operate an 1,800 tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. In connection with this award, we invested $17.1 million for a 49% equity interest in the project joint venture company. The Chengdu project is expected to commence construction in mid 2009.

•	We have entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project, which marks our most significant entry to date into the European waste and renewable energy markets, is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S.

We are responsible for the design and construction of the project, which is estimated to cost approximately €350 million and will require 36 months to complete, once full construction commences. We will operate and maintain the project for Dublin Waste to Energy Limited, which has a 25-year tip fee type contract with Dublin to provide disposal service for approximately 320,000 metric tons of waste annually. The project is structured on a build-own-operate-transfer model, where ownership will transfer to Dublin after the 25-year term, unless extended. The project is expected to sell electricity into the local grid under short-term arrangements. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project, and we expect to utilize debt financing for the project. The primary approvals and licenses for the project have been obtained, and any remaining consents and approvals necessary to begin full construction are expected to be obtained in due course. We have begun to perform preliminary on-site work and expect to commence full construction in mid 2009.

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

At some of our domestic renewable energy and international independent power projects, our operating subsidiaries purchase fuel in the open markets which exposes us to fuel price risk. At other plants, fuel costs are contractually included in our electricity revenues, or fuel is provided by our customers. In some of our international projects, the project entity (which in some cases is not our subsidiary) has entered into long-term fuel purchase contracts that protect the project from fuel shortages, provided counterparties to such contracts perform their commitments.

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

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenues, expenses and certain other items was affected by several factors. As outlined above under Acquisitions and Business Development, our acquisition and business development initiatives resulted in various additional projects which increased comparative 2009 revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below. The following general discussions should be read in conjunction with the condensed consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report.

Effective January 1, 2009, we adopted the following pronouncements which required us to retrospectively restate previously disclosed condensed consolidated financial statements. As such, certain prior period amounts have been reclassified in the unaudited condensed consolidated financial statements to conform to the current period presentation.

•	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51” (“SFAS 160”). SFAS 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under SFAS 160, we now report minority interests in subsidiaries as a separate component of equity in the condensed consolidated financial statements and show both net income attributable to the noncontrolling interest and net income attributable to the controlling interest on the face of the condensed consolidated income statement. SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

•	We adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our 1.00% Senior Convertible Debentures (“Debentures”) and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Debentures, which is February 1, 2007 to February 1, 2027. The condensed consolidated income statements were retroactively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Twelve Months Ended		Three Months Ended
	December 31,		March 31,
	2007	2008	2008

Additional pre-tax non-cash interest expense	$(5.2)	$(6.1)	$(1.5)
Additional deferred tax benefit	2.2	2.6	0.6

Retroactive change in net income and retained earnings	$(3.0)	$(3.5)	$(0.9)

Change to basic earnings per share	$(0.01)	$(0.02)	$(0.01)

Change to diluted earnings per share	$(0.02)	$(0.02)	$(0.01)

For the three months ended March 31, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $1.6 million.

Consolidated Results of Operations — Comparison of Results for the Three Months Ended March 31, 2009 vs. Results for the Three Months Ended March 31, 2008

	For the Three Months Ended		Increase
	March 31,		(Decrease)
	2009	2008	2009 vs 2008
	(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$358,760	$388,766	$(30,006)
Total operating expenses	355,568	358,001	(2,433)

Operating income	3,192	30,765	(27,573)

Other income (expense):
Investment income	1,028	1,640	(612)
Interest expense	(9,506)	(15,199)	(5,693)

Total other expenses	(8,478)	(13,559)	(5,081)

(Loss) income before income tax benefit (expense), equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	(5,286)	17,206	(22,492)
Income tax benefit (expense)	1,992	(6,905)	(8,897)
Equity in net income from unconsolidated investments	5,809	5,492	317

NET INCOME	2,515	15,793	(13,278)

Less: Net income attributable to noncontrolling interests in subsidiaries	(1,380)	(1,869)	(489)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$1,135	$13,924	(12,789)

Weighted Average Common Shares Outstanding:
Basic	153,467	153,165	302

Diluted	154,737	154,572	165

Earnings Per Share:
Basic	$0.01	$0.09	$(0.08)

Diluted	$0.01	$0.09	$(0.08)

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

Operating revenues decreased by $30.0 million primarily due to the following:

•	decreased electricity and steam sales revenue due to lower fuel pass throughs at our Indian facilities and foreign exchange impacts in 2009, and
•	decreased waste and service revenues and decreased recycled metal revenues at our existing energy-from-waste facilities in our Domestic segment, offset by
•	increased electricity and steam sales in our Domestic segment due to acquired businesses and the transition of the Indianapolis and Kent facilities from Service Fee to Tip Fee contracts.

Operating expenses decreased by $2.4 million primarily due to the following:

•	decreased plant operating expense at our Indian facilities resulting primarily from lower fuel costs and foreign exchange impacts in 2009, offset by
•	increased plant operating expenses at our existing energy-from-waste facilities resulting primarily from cost escalations, and
•	increased plant operating expenses resulting from additional operating costs from new businesses acquired in the Domestic segment.

Investment income decreased by $0.6 million primarily due to lower interest rates on invested funds. Interest expense decreased by $5.7 million primarily due to lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below).

Income tax expense decreased by $8.9 million primarily due to lower pre-tax income resulting from decreased waste and service revenues and recycled metal revenue at our energy-from-waste facilities.

Domestic Business Results of Operations — Comparison of Results for the Three Months Ended March 31, 2009 vs. Results for the Three Months Ended March 31, 2008

	For the Three Months Ended March 31,		Increase (Decrease)
	2009	2008	2009 vs 2008
	(Unaudited, in thousands)

Waste and service revenues	$205,352	$216,819	$(11,467)
Electricity and steam sales	101,249	91,090	10,159
Other operating revenues	6,572	15,375	(8,803)

Total operating revenues	313,173	323,284	(10,111)

Plant operating expenses	222,400	205,294	17,106
Depreciation and amortization expense	49,722	46,157	3,565
Net interest expense on project debt	11,670	12,110	(440)
General and administrative expenses	19,493	19,618	(125)
Other operating expense	5,453	14,751	(9,298)

Total operating expenses	308,738	297,930	10,808

Operating income	$4,435	$25,354	(20,919)

Operating Revenues

Operating revenues for the domestic segment decreased by $10.1 million as reflected in the comparison of existing business and new business in the chart below and the discussion of key variance drivers which follows (in millions):

	Domestic Segment
	Operating Revenue Variances
	Existing	New
	Business	Business (A)	Total

Waste and service revenues
Service fee	$(8.5)	$—	$(8.5)
Tip fee	2.1	1.1	3.2
Recycled metal	(6.2)	—	(6.2)

Total waste and service revenues	(12.6)	1.1	(11.5)
Electricity and steam sales	4.1	6.1	10.2
Other operating revenues	(8.8)	—	(8.8)

Total operating revenues	$(17.3)	$7.2	$(10.1)

(A)	New Business is defined as businesses acquired after March 31, 2008.

•	Revenues from Service Fee arrangements decreased primarily due to the transition of the Indianapolis and Kent facilities from Service Fee to Tip Fee contracts and due to lower revenues earned explicitly to service project debt of $4.2 million, partially offset by contractual escalations.
•	Revenues from Tip Fee arrangements for existing business increased primarily due to the transition of the Indianapolis and Kent facilities from Service Fee to Tip Fee contracts, offset by lower pricing and lower waste volumes, primarily at our transfer stations.
•	Recycled metal revenues was $5.2 million for the quarter ended March 31, 2009 which decreased due to lower pricing, partially offset by increased recovered metal volume. During the second and third quarters of

2008, we experienced historically high prices for recycled metal which declined significantly during the fourth quarter of 2008 as reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2008	2007

March 31,	$11.4	$7.0
June 30,	19.0	7.5
September 30,	17.3	7.9
December 31,	5.9	9.1

Total for the Year Ended December 31,	$53.6	$31.5

•	Electricity and steam sales for existing business increased primarily due to new contracts at our Indianapolis and Kent facilities partially offset by lower energy pricing.
•	Other operating revenues for existing business decreased primarily due to the timing of construction activity.

Operating Expenses

Variances in plant operating expenses for the domestic segment are as follows (in millions):

	Domestic Segment
	Plant Operating Expense Variances
	Existing	New
	Business	Business (A)	Total

Total plant operating expenses	$4.8	$12.3	$17.1

(A)	New Business is defined as businesses acquired after March 31, 2008.

Existing business plant operating expenses increased by $4.8 million primarily due to cost escalations and higher costs related to the transition of the Indianapolis and Kent facilities from Service Fee to Tip Fee contracts offset by the impact of lower energy related costs.

Depreciation and amortization expense increased by $3.6 million primarily due to capital expenditures and new business.

Other operating expense decreased by $9.3 million primarily due to timing of construction activity.

International Business Results of Operations — Comparison of Results for the Three Months Ended March 31, 2009 vs. Results for the Three Months Ended March 31, 2008

	For the Three Months Ended		Increase
	March 31,		(Decrease)
	2009	2008	2009 vs 2008
	(Unaudited, in thousands)

Waste and service revenues	$917	$804	$113
Electricity and steam sales	40,620	61,975	(21,355)

Total operating revenues	41,537	62,779	(21,242)

Plant operating expenses	33,642	53,717	(20,075)
Depreciation and amortization expense	1,749	2,405	(656)
Net interest expense on project debt	1,099	1,651	(552)
General and administrative expenses	5,428	3,790	1,638
Other operating expense (income)	478	(4,622)	5,100

Total operating expenses	42,396	56,941	(14,545)

Operating income	$(859)	$5,838	(6,697)

The decreases in revenues and plant operating expenses resulted primarily from lower fuel costs at our Indian facilities, which are a pass through at both facilities, and foreign exchange impacts in 2009, partially offset by increased demand from the electricity offtaker and resulting higher electricity generation.

General and administrative expenses increased by $1.6 million primarily due to additional business development spending, and normal wage and benefit escalations.

Other operating expense increased by $5.1 million primarily due to insurance recoveries received during the three months ended March 31, 2008 and unfavorable foreign exchange impacts in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Generating sufficient cash to invest in our business, meet our liquidity needs, pay down project debt, and pursue strategic opportunities remain important objectives of management. We derive our cash flows principally from our operations at our domestic and international projects, which allow us to satisfy project debt covenants and payments, and distribute cash. We typically receive cash distributions from our domestic projects on either a monthly or quarterly basis, whereas a material portion of cash from our international projects is received semi-annually, during the second and fourth quarters.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, make debt service payments and grow our business through acquisitions and business development, both domestically and internationally. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. See Management’s Discussion and Analysis of Financial Condition — Overview — Acquisitions and Business Development above.

The frequency and predictability of our receipt of cash from projects differs, depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production.

Additionally, as of March 31, 2009, we had available credit for liquidity of $300 million under the Revolving Loan Facility (as defined below) and unrestricted cash of $159.5 million.

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

Our projected contractual obligations are consistent with amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Loan Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.

Sources and Uses of Cash Flow for the Three Months Ended March 31, 2009 and 2008:

	For the Three Months		Increase
	Ended March 31,		(Decrease)
	2009	2008	2009 vs 2008
	(Unaudited, in thousands)

Net cash provided by operating activities	$51,395	$49,706	$1,689
Net cash used in investing activities	(34,720)	(32,750)	1,970
Net cash used in financing activities	(49,303)	(42,237)	7,066
Effect of exchange rate changes on cash and cash equivalents	(293)	269	(562)

Net decrease in cash and cash equivalents	$(32,921)	$(25,012)	7,909

Net cash provided by operating activities for the three months ended March 31, 2009 was $51.4 million, an increase of $1.7 million from the prior year period. The increase was primarily due to the timing of working capital and reduced interest expense, offset by operating performance.

Net cash used in investing activities for the three months ended March 31, 2009 was $34.7 million, an increase of $2.0 million from the prior year period. The increase was primarily comprised of higher cash outflows of:

•	$6.2 million related to a loan issued for the Harrisburg energy-from-waste facility; and
•	$4.6 million related to net investments in fixed maturities at our insurance subsidiary; and
•	$3.5 million of property insurance proceeds received in the first quarter of 2008;

Offset by:

•	a decrease of $12.2 million in purchases of property, plant and equipment primarily due to timing of maintenance capital expenditures in the three months ended March 31, 2009 and higher refurbishment expenditures in the three months ended March 31, 2008 for two California biomass facilities acquired in 2007.

Net cash used in financing activities for the three months ended March 31, 2009 was $49.3 million, an increase of $7.1 million from the prior year period. The increase was primarily related to:

•	$11.8 million change in restricted funds held in trust; and
•	$1.4 million increase in distributions to partners in noncontrolling interests in subsidiaries; and
•	a decrease of $4.1 million in proceeds from borrowings on project debt;

Offset by:

•	a decrease of $9.9 million in principal payment on project debt.

Long-Term Debt

Effective January 1, 2009, we adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures (“Debentures”) and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($127.5 million) and equity components ($246.3 million) of the instrument. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Debentures. For additional information, see Note 1. Organization and Basis of Presentation of the Notes. Long-term debt is as follows (in thousands):

	As of
	March 31,	December 31,
	2009	2008

1.00% Senior Convertible Debentures due 2027	$373,750	$373,750
Debt discount related to Convertible Debentures	(233,426)	(235,016)

Senior Convertible Debentures, net	140,324	138,734
Term loan due 2014	637,000	638,625
Other long-term debt	462	512

Total	777,786	777,871
Less: current portion	(6,657)	(6,922)

Total long-term debt	$771,129	$770,949

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 6. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, we were in compliance with the covenants under the Credit Facilities.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.00 to 1.00 for the four quarter period ended March 31, 2009, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds

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

•	4.00 to 1.00 for each of the four quarter periods ended June 30 and September 30, 2009;
•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;
•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and
•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Project Debt

Domestic Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to Covanta ARC LLC, but is non-recourse to us, which as of March 31, 2009 aggregated to $251.2 million.

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

Other Commitments

Other commitments as of March 31, 2009 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$291,733	$38,582	$253,151
Surety bonds	64,086	—	64,086

Total other commitments — net	$355,819	$38,582	$317,237

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

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, see Note 6. Changes in Capitalization of the Notes to the Consolidated Financial Statements included in our Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Except for the adoption of FSB 14-1 discussed below, management believes there have been no material changes during the three months ended March 31, 2009 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2008.

Effective January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon

Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our 1.00% Senior Convertible Debentures (“Debentures”) and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 7.25% discount rate, our estimated borrowing rate at the date of the issuance of the Debentures for a similar debt instrument without the conversion feature. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Debentures from February 1, 2007 to February 1, 2027, which is the expected redemption date. The condensed consolidated income statements were retroactively modified compared to previously reported amounts. For additional information, see Note 1. Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.

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

Management believes there have been no material changes during the three months ended March 31, 2009 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2009. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

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

There have been no material changes during the three months ended March 31, 2009 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: April 22, 2009