Form 10-Q/A
period 2009-03-31
COVANTA HOLDING CORP
filed 2009-05-18
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 1-6732
COVANTA HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-6021257
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

40 Lane Road, Fairfield, NJ	07004
(Address of Principal Executive Office)	(Zip Code)
(973) 882-9000
(Registrant’s telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
FORM 10-Q/A QUARTERLY REPORT
For the Quarter Ended March 31, 2009

EXPLANATORY NOTE
Covanta Holding Corporation is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2009, as originally filed with the U. S. Securities and Exchange Commission on April 22, 2009 (the “Original Form 10-Q”), to correct an error in the accretion period of the debt discount related to its 1.00% Senior Convertible Debentures (“Debentures”).
The Company adopted Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) on January 1, 2009. FSP APB 14-1 required the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt component of the Debentures was recognized at the present value of its cash flows. The resultant debt discount was then accreted over the expected life of the Debentures, which was corrected from February 1, 2027 to February 1, 2012 based on the first permitted redemption date of the Debentures. See Note 1. Organization and Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.
This Form 10-Q/A corrects the following sections of the Original Form 10-Q:
•	Part I, Item 1 — Condensed Consolidated Financial Statements;

•	Part I, Item 1 — Note 1, Note 4, Note 6 and Note 8 of the Notes to the Condensed Consolidated Financial Statements;

•	Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q/A may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should, ” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A. Risk Factors of Covanta’s Annual Report on Form 10-K for the year ended December 31, 2008 and in other filings by Covanta with the SEC.
Although Covanta believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. Covanta’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q/A are made only as of the date hereof and Covanta does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$206,269	$217,623
Electricity and steam sales	141,869	153,065
Other operating revenues	10,622	18,078

Total operating revenues	358,760	388,766

OPERATING EXPENSES:
Plant operating expenses	256,042	259,011
Depreciation and amortization expense	51,498	48,574
Net interest expense on project debt	12,769	13,761
General and administrative expenses	25,515	24,154
Other operating expenses	9,744	12,501

Total operating expenses	355,568	358,001

Operating income	3,192	30,765

Other income (expense):
Investment income	1,028	1,640
Interest expense	(7,916)	(13,720)
Non-cash convertible debt interest expense	(4,702)	(4,374)

Total other expenses	(11,590)	(16,454)

(Loss) income before income tax benefit (expense), equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	(8,398)	14,311
Income tax benefit (expense)	3,318	(5,671)
Equity in net income from unconsolidated investments	5,809	5,492

NET INCOME	729	14,132

Less: Net income attributable to noncontrolling interests in subsidiaries	(1,380)	(1,869)

NET (LOSS) INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(651)	$12,263

Weighted Average Common Shares Outstanding:
Basic	153,467	153,165

Diluted	154,737	154,572

Earnings Per Share:
Basic	$—	$0.08

Diluted	$—	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(As Adjusted)
	(In thousands, except per
	share amounts)

ASSETS
Current:
Cash and cash equivalents	$159,472	$192,393
Marketable securities available for sale	300	300
Restricted funds held in trust	186,202	175,093
Receivables (less allowances of $3,404 and $3,437)	225,689	243,791
Unbilled service receivables	52,062	49,468
Deferred income taxes	39,219	—
Prepaid expenses and other current assets	115,913	123,214

Total Current Assets	778,857	784,259
Property, plant and equipment, net	2,511,601	2,530,035
Investments in fixed maturities at market (cost: $27,090 and $26,620, respectively)	27,111	26,737
Restricted funds held in trust	142,603	149,818
Unbilled service receivables	36,939	44,298
Waste, service and energy contracts, net	211,938	223,397
Other intangible assets, net	82,020	83,331
Goodwill	195,617	195,617
Investments in investees and joint ventures	108,783	102,953
Other assets	154,322	139,544

Total Assets	$4,249,791	$4,279,989

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$6,657	$6,922
Current portion of project debt	195,997	198,034
Accounts payable	35,986	24,470
Deferred revenue	16,163	15,202
Accrued expenses and other current liabilities	174,170	215,046

Total Current Liabilities	428,973	459,674
Long-term debt	944,889	941,596
Project debt	834,496	880,336
Deferred income taxes	544,983	493,919
Waste and service contracts	111,251	114,532
Other liabilities	165,624	165,881

Total Liabilities	3,030,216	3,055,938

Commitments and Contingencies (Note 14)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 155,506 and 154,797 shares; outstanding 154,841 and 154,280 shares)	15,551	15,480
Additional paid-in capital	834,668	832,595
Accumulated other comprehensive loss	(10,332)	(8,205)
Accumulated earnings	348,568	349,219
Treasury stock, at par	(67)	(52)

Total Covanta Holding Corporation stockholders’ equity	1,188,388	1,189,037

Noncontrolling interests in subsidiaries	31,187	35,014

Total Equity	1,219,575	1,224,051

Total Liabilities and Equity	$4,249,791	$4,279,989

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$729	$14,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	51,498	48,574
Amortization of long-term debt deferred financing costs	904	931
Amortization of debt premium and discount	(2,082)	(2,770)
Non-cash convertible debt interest expense	4,702	4,374
Stock-based compensation expense	3,907	3,651
Equity in net income from unconsolidated investments	(5,809)	(5,492)
Dividends from unconsolidated investments	266	9,122
Deferred income taxes	(5,643)	(1,062)
Other, net	462	(595)
Increase in restricted funds held in trust	(9,413)	(25,629)
Change in working capital, net of effects of acquisitions	11,874	4,470

Net cash provided by operating activities	51,395	49,706

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	3,405	13,401
Purchase of investment securities	(3,779)	(9,137)
Purchase of property, plant and equipment	(26,833)	(38,990)
Purchase of equity interest	(1,083)	—
Loan issued to client community to fund certain facility improvements	(6,192)	—
Property insurance proceeds	—	3,500
Other, net	(238)	(1,524)

Net cash used in investing activities	(34,720)	(32,750)

FINANCING ACTIVITIES:
Proceeds from the exercise of options for common stock, net	147	221
Financings of insurance premiums, net	(3,112)	(3,455)
Proceeds from borrowings on project debt	—	4,076
Principal payments on long-term debt	(1,675)	(1,691)
Principal payments on project debt	(45,268)	(55,119)
Decrease in restricted funds held in trust	4,321	16,077
Distributions to partners of noncontrolling interests in subsidiaries	(3,716)	(2,346)

Net cash used in financing activities	(49,303)	(42,237)

Effect of exchange rate changes on cash and cash equivalents	(293)	269

Net decrease in cash and cash equivalents	(32,921)	(25,012)
Cash and cash equivalents at beginning of period	192,393	149,406

Cash and cash equivalents at end of period	$159,472	$124,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2009

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, In thousands)

Balance as of December 31, 2008 (As Adjusted)	154,797	$15,480	$832,595	$(8,205)	$349,219	517	$(52)	$35,014	$1,224,051
Stock-based compensation expense			3,907						3,907
Shares forfeited for terminated employees			1			8	(1)		—
Shares repurchased for tax withholdings for vested stock awards			(1,911)			140	(14)		(1,925)
Exercise of options to purchase common stock	25	3	144						147
Shares issued in non-vested stock award	684	68	(68)						—
Distributions to partners of noncontrolling interests in subsidiaries								(4,677)	(4,677)
Comprehensive income, net of income taxes:
Net (loss) income					(651)			1,380	729
Foreign currency translation				(1,801)				(530)	(2,331)
SFAS 158 unrecognized net loss				(42)					(42)
Net unrealized loss on available-for-sale securities				(284)					(284)

Total comprehensive loss				(2,127)	(651)			850	(1,928)

Balance as of March 31, 2009	155,506	$15,551	$834,668	$(10,332)	$348,568	665	$(67)	$31,187	$1,219,575

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2009. This Form 10-Q/A should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”).
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
•	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51” (“SFAS 160”). SFAS 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under SFAS 160, we now report minority interests in subsidiaries as a separate component of equity in the condensed consolidated financial statements and show both net income attributable to the noncontrolling interest and net income attributable to the controlling interest on the face of the condensed consolidated income statement. SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	We adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures (“Debentures”) and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($276.0 million as of the date of the issuance of the Debentures) and equity components ($97.8 million as of the date of the issuance of the Debentures) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 7.25% discount rate, our borrowing rate at the date of the issuance of the Debentures for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $56.1 million, which represents the difference between the proceeds from the issuance of the Debentures and the fair value of the liability, net of deferred taxes of $41.7 million as of the date of the issuance of the Debentures. For additional information, see Note 6. Changes in Capitalization.

FSP APB 14-1 also requires accretion of the resultant debt discount over the expected life of the Debentures, which was corrected from February 1, 2027 to February 1, 2012 based on the first permitted redemption date of the Debentures.
The condensed consolidated income statements and condensed consolidated balance sheets were corrected as follows (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2009		March 31, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Interest expense	$(9,506)	$(7,916)	$(15,199)	$(13,720)
Non-cash convertible debt interest expense	$—	$(4,702)	$—	$(4,374)
Total other expenses	$(8,478)	$(11,590)	$(13,559)	$(16,454)
(Loss) income before income tax benefit (expense), equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	$(5,286)	$(8,398)	$17,206	$14,311
Income tax benefit (expense)	$1,992	$3,318	$(6,905)	$(5,671)
NET INCOME	$2,515	$729	$15,793	$14,132
NET (LOSS) INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$1,135	$(651)	$13,924	$12,263
Earnings Per Share:
Basic	$0.01	$—	$0.09	$0.08
Diluted	$0.01	$—	$0.09	$0.08

	As of
	March 31, 2009		December 31, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Long-term debt – noncurrent	$771,129	$944,889	$770,949	$941,596
Deferred income taxes	$619,078	$544,983	$566,687	$493,919
Total Liabilities	$2,930,551	$3,030,216	$2,958,059	$3,055,938
Additional paid-in capital	$919,883	$834,668	$917,810	$832,595
Accumulated earnings	$363,018	$348,568	$361,883	$349,219
Total Covanta Holding Corporation stockholders’ equity	$1,288,053	$1,188,388	$1,286,916	$1,189,037
Total Equity	$1,319,240	$1,219,575	$1,321,930	$1,224,051
The condensed consolidated income statements were retrospectively modified compared to previously reported amounts as follows (in millions, except per share amounts):

			Three Months
	Twelve Months Ended		Ended
	December 31,		March 31,
	2007	2008	2008

Additional pre-tax non-cash interest expense	$(15.4)	$(18.0)	$(4.4)
Additional deferred tax benefit	6.6	7.7	1.9

Change in net income and retained earnings	$(8.8)	$(10.3)	$(2.5)

Change to basic earnings per share	$(0.05)	$(0.07)	$(0.02)

Change to diluted earnings per share	$(0.06)	$(0.07)	$(0.02)

The pre-tax increase in non-cash interest expense on our condensed consolidated statements of income to be recognized until 2012, the first permitted redemption date of the Debentures, is as follows (in millions):

	2009	2010	2011	2012

Pre-tax increase in non-cash interest expense	$19.3	$20.8	$22.3	$1.9

Note 2.	Recent Accounting Pronouncements
On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs are effective for us for reporting periods ending after June 30, 2009. We are continuing to assess the potential disclosure effects of these pronouncements.
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

	For the Three Months
	Ended March 31,
	2009	2008

Net (loss) income attributable to Covanta Holding Corporation	$(651)	$12,263

Basic earnings per share:
Weighted average basic common shares outstanding	153,467	153,165

Basic earnings per share	$—	$0.08

Diluted earnings per share:
Weighted average basic common shares outstanding	153,467	153,165
Dilutive effect of stock options	454	619
Dilutive effect of restricted stock	816	788
Dilutive effect of convertible debentures	—	—

Weighted average diluted common shares outstanding	154,737	154,572

Diluted earnings per share	$—	$0.08

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	2,026	1,938

Restricted stock awards excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—

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
We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively. The results of our reportable segments are as follows (in thousands):

	Reportable Segments
	Domestic	International	All Other(1)	Total

Three Months Ended March 31, 2009:
Operating revenues	$313,173	$41,537	$4,050	$358,760
Operating income (loss)	4,435	(859)	(384)	3,192

Three Months Ended March 31, 2008:
Operating revenues	$323,284	$62,779	$2,703	$388,766
Operating income (loss)	25,354	5,838	(427)	30,765

(1)	All other is comprised of our insurance subsidiaries’ operations.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Changes in Capitalization
Long-Term Debt
Long-term debt is as follows (in thousands):

	As of
	March 31,	December 31,
	2009	2008

1.00% Senior Convertible Debentures due 2027	$373,750	$373,750
Debt discount related to Convertible Debentures	(59,666)	(64,369)

Senior Convertible Debentures, net	314,084	309,381
Term loan due 2014	637,000	638,625
Other long-term debt	462	512

Total	951,546	948,518
Less: current portion	(6,657)	(6,922)

Total long-term debt	$944,889	$941,596

See Note 1. Organization and Basis of Presentation for a discussion of the liability component associated with the Debentures and the retrospective accounting change resulting from the adoption of FSP APB 14-1 effective January 1, 2009.
Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share) or 13,253,867 issuable. As of March 31, 2009, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.
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

Note 7.	Comprehensive (Loss) Income
The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Comprehensive (loss) income, net of income taxes:
Net income attributable to Covanta Holding Corporation	$(651)	$12,263

Foreign currency translation	(1,801)	1,027
SFAS 158 unrecognized net loss	(42)	(169)
Net unrealized loss on available-for-sale securities	(284)	(70)

Other comprehensive (loss) income attributable to Covanta Holding Corporation	(2,127)	788

Comprehensive (loss) income attributable to Covanta Holding Corporation	$(2,778)	$13,051

Net income attributable to noncontrolling interests in subsidiaries	$1,380	$1,869
Other comprehensive loss — Foreign currency translation	(530)	(34)

Comprehensive income attributable to noncontrolling interests in subsidiaries	$850	$1,835

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
We currently estimate our annual effective tax rate, including discrete items, for the year ended December 31, 2009 to be approximately 37.0%. We review the annual effective tax rate on a quarterly basis as projections are revised. The effective income tax rate was 39.5% and 40.1% for the three months ended March 31, 2009 and 2008, respectively. The liability for uncertain tax positions, exclusive of interest and penalties, was $132.5 million as of both March 31, 2009 and December 31, 2008. No additional liabilities were recorded for uncertain tax positions during the three months ended March 31, 2009. Included in the balance of unrecognized tax benefits as of March 31, 2009 are potential benefits of $114.9 million that, if recognized, would impact the effective tax rate.
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
We had consolidated federal NOLs estimated to be approximately $591 million for federal income tax purposes as of December 31, 2008, based on the tax returns as filed. The NOLs will expire in various amounts from December 31, 2009 through December 31, 2028, if not used. Current forecasts indicate we will utilize consolidated federal NOLs in 2009 which will otherwise expire in 2009. In addition to the consolidated federal NOLs, as of December 31, 2008, we had state NOL carryforwards of $119.7 million, which expire between 2012 and 2027, capital loss carryforwards of $69.0 million expiring in 2009, additional federal credit carryforwards of $32.7 million, and state credit carryforwards of $0.8 million. These deferred tax assets are offset by a valuation allowance of $34.3 million.
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
International
We have ownership interests in and/or operate facilities internationally, including independent power production facilities in the Philippines, Bangladesh and India where we generate electricity by combusting coal, natural gas and heavy fuel-oil, and energy-from-

waste facilities in China and Italy. We receive revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.
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
•	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51” (“SFAS 160”). SFAS 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under SFAS 160, we now report minority interests in subsidiaries as a separate component of equity in the condensed consolidated financial statements and show both net income attributable to the noncontrolling interest and net income attributable to the controlling interest on the face of the condensed consolidated income statement. SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

•	We adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our 1.00% Senior Convertible Debentures (“Debentures”) and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. FSP APB 14-1 also requires accretion of the resultant debt discount over the expected life of the Debentures, which is February 1, 2007 to February 1, 2012, the first permitted redemption date of the Debentures. The condensed consolidated income statements were retroactively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Twelve Months Ended		Three Months Ended
	December 31,		March 31,
	2007	2008	2008

Additional pre-tax non-cash interest expense	$(15.4)	$(18.0)	$(4.4)
Additional deferred tax benefit	6.6	7.7	1.9

Retroactive change in net income and retained earnings	$(8.8)	$(10.3)	$(2.5)

Change to basic earnings per share	$(0.05)	$(0.07)	$(0.02)

Change to diluted earnings per share	$(0.06)	$(0.07)	$(0.02)

For the three months ended March 31, 2009, the additional pre-tax non-cash interest expense recognized in the condensed consolidated income statement was $4.7 million.
Consolidated Results of Operations — Comparison of Results for the Three Months Ended March 31, 2009 vs. Results for the Three Months Ended March 31, 2008

	For the Three Months Ended		Increase
	March 31,		(Decrease)
	2009	2008	2009 vs 2008
	(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$358,760	$388,766	$(30,006)
Total operating expenses	355,568	358,001	(2,433)

Operating income	3,192	30,765	(27,573)

Other income (expense):
Investment income	1,028	1,640	(612)
Interest expense	(7,916)	(13,720)	(5,804)
Non-cash convertible debt interest expense	(4,702)	(4,374)	328

Total other expenses	(11,590)	(16,454)	(4,864)

(Loss) income before income tax benefit (expense), equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	(8,398)	14,311	(22,709)
Income tax benefit (expense)	3,318	(5,671)	(8,989)
Equity in net income from unconsolidated investments	5,809	5,492	317

NET INCOME	729	14,132	(13,403)

Less: Net income attributable to noncontrolling interests in subsidiaries	(1,380)	(1,869)	(489)

NET (LOSS) INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(651)	$12,263	(12,914)

Weighted Average Common Shares Outstanding:
Basic	153,467	153,165	302

Diluted	154,737	154,572	165

Earnings Per Share:
Basic	$—	$0.08	$(0.08)

Diluted	$—	$0.08	$(0.08)

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
Investment income decreased by $0.6 million primarily due to lower interest rates on invested funds. Interest expense decreased by $5.8 million primarily due to lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below).
Income tax expense decreased by $9.0 million primarily due to lower pre-tax income resulting from decreased waste and service revenues and recycled metal revenue at our energy-from-waste facilities.
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
Long-Term Debt
Effective January 1, 2009, we adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures (“Debentures”) and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($276.0 million) and equity components ($97.8 million) of the instrument. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Debentures. For additional information, see Note 1. Organization and Basis of Presentation of the Notes. Long-term debt is as follows (in thousands):

	As of
	March 31,	December 31,
	2009	2008

1.00% Senior Convertible Debentures due 2027	$373,750	$373,750
Debt discount related to Convertible Debentures	(59,666)	(64,369)

Senior Convertible Debentures, net	314,084	309,381
Term loan due 2014	637,000	638,625
Other long-term debt	462	512

Total	951,546	948,518
Less: current portion	(6,657)	(6,922)

Total long-term debt	$944,889	$941,596

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
Effective January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our 1.00% Senior Convertible Debentures (“Debentures”) and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 7.25% discount rate, our estimated borrowing rate at the date of the issuance of the Debentures for a similar debt instrument without the conversion feature. FSP APB 14-1 also requires an accretion of the resultant debt discount over the expected life of the Debentures from February 1, 2007 to February 1, 2012, which is the first permitted redemption date. The condensed consolidated income statements were retroactively modified compared to previously reported amounts. For additional information, see Note 1. Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements.

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
Date: May 18, 2009