Form 10-Q
period 2009-06-30
COVANTA HOLDING CORP
filed 2009-07-22
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-06732

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Applicable Only to Corporate Issuers:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at July 16, 2009

Common Stock, $0.10 par value	154,989,004 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2009

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$227,842	$242,689	$434,111	$460,312
Electricity and steam sales	136,540	163,832	278,409	316,897
Other operating revenues	11,404	16,475	22,026	34,553

Total operating revenues	375,786	422,996	734,546	811,762

OPERATING EXPENSES:
Plant operating expenses	214,556	238,608	470,598	497,619
Depreciation and amortization expense	51,162	51,590	102,660	100,164
Net interest expense on project debt	12,108	13,776	24,877	27,537
General and administrative expenses	26,906	23,135	52,421	47,289
Other operating expenses	9,722	19,358	19,466	31,859

Total operating expenses	314,454	346,467	670,022	704,468

Operating income	61,332	76,529	64,524	107,294

Other income (expense):
Investment income	1,156	1,052	2,184	2,692
Interest expense	(8,532)	(11,563)	(16,448)	(25,283)
Non-cash convertible debt related expense	(6,395)	(4,453)	(11,097)	(8,827)

Total other expenses	(13,771)	(14,964)	(25,361)	(31,418)

Income before income tax expense, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	47,561	61,565	39,163	75,876
Income tax expense	(17,901)	(24,361)	(14,583)	(30,032)
Equity in net income from unconsolidated investments	5,671	7,320	11,480	12,812

NET INCOME	35,331	44,524	36,060	58,656

Less: Net income attributable to noncontrolling interests in subsidiaries	(2,164)	(2,225)	(3,544)	(4,094)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$33,167	$42,299	$32,516	$54,562

Weighted Average Common Shares Outstanding:
Basic	153,731	153,387	153,600	153,276

Diluted	154,953	154,848	154,846	154,710

Earnings Per Share:
Basic	$0.22	$0.28	$0.21	$0.36

Diluted	$0.21	$0.27	$0.21	$0.35

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$551,166	$192,393
Marketable securities available for sale	300	300
Restricted funds held in trust	139,207	175,093
Receivables (less allowances of $3,419 and $3,437)	246,210	243,791
Unbilled service receivables	49,123	49,468
Deferred income taxes	36,350	—
Prepaid expenses and other current assets	124,257	123,214

Total Current Assets	1,146,613	784,259
Property, plant and equipment, net	2,497,055	2,530,035
Investments in fixed maturities at market (cost: $26,612 and $26,620, respectively)	27,112	26,737
Restricted funds held in trust	139,675	149,818
Unbilled service receivables	35,051	44,298
Waste, service and energy contracts, net	200,479	223,397
Other intangible assets, net	86,614	83,331
Goodwill	202,996	195,617
Investments in investees and joint ventures	117,284	102,953
Other assets	291,303	139,544

Total Assets	$4,744,182	$4,279,989

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$6,639	$6,922
Current portion of project debt	179,901	198,034
Accounts payable	27,414	24,470
Deferred revenue	13,565	15,202
Accrued expenses and other current liabilities	175,614	215,046

Total Current Liabilities	403,133	459,674
Long-term debt	1,416,767	941,596
Project debt	779,857	880,336
Deferred income taxes	553,194	493,919
Waste and service contracts	107,970	114,532
Other liabilities	163,236	165,881

Total Liabilities	3,424,157	3,055,938

Commitments and Contingencies (Note 14)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 155,561 and 154,797 shares; outstanding 154,889 and 154,280 shares)	15,556	15,480
Additional paid-in capital	892,273	832,595
Accumulated other comprehensive loss	(3,452)	(8,205)
Accumulated earnings	381,735	349,219
Treasury stock, at par	(67)	(52)

Total Covanta Holding Corporation stockholders’ equity	1,286,045	1,189,037

Noncontrolling interests in subsidiaries	33,980	35,014

Total Equity	1,320,025	1,224,051

Total Liabilities and Equity	$4,744,182	$4,279,989

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2009	2008
		(As Adjusted)
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$36,060	$58,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	102,660	100,164
Amortization of long-term debt deferred financing costs	2,074	1,856
Amortization of debt premium and discount	(4,382)	(5,547)
Non-cash convertible debt related expense	11,097	8,827
Stock-based compensation expense	7,669	8,061
Equity in net income from unconsolidated investments	(11,480)	(12,812)
Dividends from unconsolidated investments	2,566	15,668
Deferred income taxes	4,997	12,599
Other, net	2,332	6,606
Decrease (increase) in restricted funds held in trust	6,654	(14,018)
Change in working capital, net of effects of acquisitions	(22,925)	(18,709)

Net cash provided by operating activities	137,322	161,351

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	4,596	18,177
Purchase of investment securities	(5,544)	(11,106)
Purchase of property, plant and equipment	(42,098)	(53,764)
Purchase of equity interest	(8,938)	(18,503)
Acquisition of businesses, net of cash acquired	(17,517)	(20,128)
Loan issued to client community to fund certain facility improvements	(7,646)	(1,000)
Property insurance proceeds	—	6,315
Other, net	422	(146)

Net cash used in investing activities	(76,725)	(80,155)

FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	460,000	—
Proceeds from issuance of warrants	53,958	—
Purchase of convertible note hedge	(112,378)	—
Payment of long-term debt deferred financing costs	(12,650)	—
Proceeds from borrowings on project debt	2	4,102
Principal payments on long-term debt	(3,345)	(3,361)
Principal payments on project debt	(115,458)	(65,164)
Decrease (increase) in restricted funds held in trust	39,856	(12,148)
Proceeds from the exercise of options for common stock, net	147	221
Financings of insurance premiums, net	(6,259)	(6,911)
Distributions to partners of noncontrolling interests in subsidiaries	(6,085)	(3,746)

Net cash provided by (used in) financing activities	297,788	(87,007)

Effect of exchange rate changes on cash and cash equivalents	388	111

Net increase (decrease) in cash and cash equivalents	358,773	(5,700)
Cash and cash equivalents at beginning of period	192,393	149,406

Cash and cash equivalents at end of period	$551,166	$143,706

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, In thousands)

Balance as of December 31, 2008 (As Adjusted)	154,797	$15,480	$832,595	$(8,205)	$349,219	517	$(52)	$35,014	$1,224,051
Stock-based compensation expense			7,669						7,669
Issuance of Warrants			53,846						53,846
Shares forfeited for terminated employees			1			15	(1)		—
Shares repurchased for tax withholdings for vested stock awards			(1,909)			140	(14)		(1,923)
Exercise of options to purchase common stock	25	3	144						147
Shares issued in non-vested stock award	739	73	(73)						—
Distributions to partners of noncontrolling interests in subsidiaries								(6,085)	(6,085)
Comprehensive income, net of income taxes:
Net income					32,516			3,544	36,060
Foreign currency translation				4,348				1,507	5,855
SFAS 158 unrecognized net loss				(84)					(84)
Net unrealized gain on available-for-sale securities				489					489

Total comprehensive income				4,753	32,516			5,051	42,320

Balance as of June 30, 2009	155,561	$15,556	$892,273	$(3,452)	$381,735	672	$(67)	$33,980	$1,320,025

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, In thousands)

Balance as of December 31, 2007 (As Adjusted)	154,281	$15,428	$821,338	$16,304	$220,259	359	$(36)	$40,773	$1,114,066
Stock-based compensation expense			8,061						8,061
Shares forfeited for terminated employees			1			12	(1)		—
Shares repurchased for tax withholdings for vested stock awards			(3,706)			137	(14)		(3,720)
Exercise of options to purchase common stock	16	2	220						222
Shares issued in non-vested stock award	491	49	(49)						—
Distributions to partners of noncontrolling interests in subsidiaries								(3,746)	(3,746)
Comprehensive (loss) income, net of income taxes:
Net income					54,562			4,094	58,656
Foreign currency translation				(1,254)				(1,852)	(3,106)
SFAS 158 unrecognized net loss				(339)					(339)
Net unrealized gain on available-for-sale securities				(372)					(372)

Total comprehensive (loss) income				(1,965)	54,562			2,242	54,839

Balance as of June 30, 2008	154,788	$15,479	$825,865	$14,339	$274,821	508	$(51)	$39,269	$1,169,722

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Organization and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our financial statements. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2009. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

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

All intercompany accounts and transactions have been eliminated. Significant events which occurred subsequent to June 30, 2009 but prior to July 22, 2009, the filing date of this report, have been disclosed in Note 15. Subsequent Events.

Effective January 1, 2009, we adopted the following pronouncements which require us to retrospectively restate previously disclosed condensed consolidated financial statements. Certain prior period amounts have thus been reclassified in the unaudited condensed consolidated financial statements to conform to the current period presentation.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries (now referred to as “noncontrolling interests in subsidiaries”) as a separate component of equity in our condensed consolidated financial statements and show both net income attributable to the noncontrolling interest and net income attributable to the controlling interest on the face of the condensed consolidated income statement. SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.

•	We adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures (the “Debentures”) and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability ($276.0 million as of the date of the issuance of the Debentures) and equity components ($97.8 million as of the date of the issuance of the Debentures) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 7.25% discount rate, our borrowing rate at the date of the issuance of the Debentures for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $56.1 million, which represents the difference between the proceeds from the issuance of the Debentures and the fair value of the liability, net of deferred taxes of $41.7 million as of the date of the issuance of the Debentures. For additional information, see Note 6. Changes in Capitalization.

FSP APB 14-1 also requires accretion of the resultant debt discount over the expected life of the Debentures, which is February 1, 2007 to February 1, 2012, based on the first permitted redemption date of the Debentures. The condensed consolidated income statements were retrospectively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Additional pre-tax non-cash convertible debt related expense	$(4.5)	$(8.8)
Additional deferred tax benefit	1.9	3.7

Retrospective change in net income and retained earnings	$(2.6)	$(5.1)

Change to basic earnings per share	$(0.01)	$(0.03)

Change to diluted earnings per share	$(0.02)	$(0.04)

For the three and six months ended June 30, 2009, the additional pre-tax non-cash convertible debt related expense recognized in our condensed consolidated income statement related to the adoption of FSP APB 14-1 was $4.8 million and $9.5 million, respectively.

Note 2.	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for our financial statements issued for interim and annual periods commencing with the quarterly period ended September 30, 2009. In the FASB’s view, the issuance of SFAS 168 and the Codification will not change GAAP, and therefore we do not expect the adoption of SFAS 168 to have an effect on our financial statements or disclosures.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”. SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or when an entity is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for us on January 1, 2010. We do not expect the adoption of SFAS 167 to have a material impact on our consolidated financial statements and we are continuing to assess the potential effects of this pronouncement.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), which is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 166 requires more information about transfers of financial assets, including securitization transactions and risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for us on January 1, 2010. We do not expect the adoption of SFAS 166 to have a material impact on our consolidated financial statements and we are continuing to assess the potential effects of this pronouncement.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132R-1”) which significantly expands the disclosures required by employers for postretirement plan assets. The FSP requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks. In addition, the FSP requires new disclosures similar to those in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), in terms of the three-level fair value hierarchy. The disclosure requirements are annual and do not apply to interim financial statements and are required by us in disclosures related to the year ended December 31, 2009. We do expect the adoption of FSP SFAS 132R-1 to result in additional annual financial reporting disclosures and we are continuing to assess the potential effects of this pronouncement.

Note 3.	Acquisitions, Business Development and Dispositions

Acquisitions made prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Effective January 1, 2009, all business combinations are accounted for in accordance with SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP SFAS 141(R)-1”). The FSP amends SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies (referred to as “pre-acquisition contingencies”) be recognized at fair value, in accordance with SFAS 157, if the fair value can be determined during the measurement period. If the fair value of a pre-acquisition contingency cannot be determined during the measurement period, the FSP requires that the contingency be recognized at the acquisition date in accordance with SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”, if it meets the criteria for recognition in that guidance. FSP SFAS 141(R)-1 has the same effective date as SFAS 141R, which was effective for us for business combinations for which the acquisition date is on or after January 1, 2009.

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

Acquisitions and Business Development

Domestic

Detroit Michigan Energy-from-Waste Facility

On June 30, 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tons per day (“tpd”) energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired. Effective June 30, 2009, we entered into the following transactions, which extend our interest in the Detroit Facility:

•	We purchased an undivided 30% owner participant interest in the Detroit Facility and final working capital for total cash consideration of approximately $7.9 million.

•	We entered into an operating and maintenance agreement with owners of the Detroit Facility, pursuant to which we will operate, maintain and provide certain other services for the owners at the Detroit Facility for a term of one year.

•	We entered into a waste disposal agreement with GDRRA pursuant to which we will dispose of the waste of the City of Detroit for a term of at least one year. The term of the waste disposal agreement will automatically renew for successive one-year terms unless either party provides advance written notice of termination in accordance with the provisions thereof. In addition, as an owner participant we have the right, on one or more occasions, to call upon GDRRA to deliver the waste of the City of Detroit to the Detroit Facility at market-based rates. The call right continues for the duration of the participation agreement, which expires in 2035.

We have not finalized negotiation of pricing for a new steam agreement for the Detroit Facility. Securing a steam agreement with appropriate pricing is important for the long-term economic viability of the Detroit Facility.

Philadelphia Transfer Stations

On May 1, 2009, we acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania for cash consideration of approximately $17.5 million, subject to final working capital adjustments. The preliminary purchase price allocation, which includes $5.9 million of identifiable intangible assets primarily related to customer relationships and goodwill of approximately $1.3 million, is based on estimates and assumptions, any changes to which could affect the reported amounts of assets, liabilities and expenses resulting from this acquisition.

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

Tulsa Energy-from-Waste Facility

On June 2, 2008, we acquired an energy-from-waste facility in Tulsa, Oklahoma for cash consideration of approximately $12.7 million. The design capacity of the facility is 1,125 tpd of waste and gross electric capacity of 16.5 MW. This facility was shut down by the prior owner in the summer of 2007 and we returned two of the facility’s three boilers to service in November 2008. Since the acquisition of this energy-from-waste facility, we have invested approximately $5.3 million in capital improvements to restore its operational performance.

Peabody Landfill

On May 20, 2008, we acquired a landfill for the disposal of ash in Peabody, Massachusetts from Peabody Monofill Associates, Inc. and others for cash consideration of approximately $7.4 million.

Alternative Energy Technology Development

We have entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Initial licensing fees and demonstration unit purchases approximated $6.5 million and $1.4 million during the year ended December 31, 2008 and six months ended June 30, 2009, respectively.

Harrisburg Energy-from-Waste Facility

In February 2008, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we have a right of first refusal to purchase the facility. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg. We have advanced $15.9 million as of June 30, 2009 under this funding arrangement. The facility improvements are expected to be completed in the second half of 2009. On July 1, 2009, the first repayment installment on the advance was due but not paid. We are pursuing efforts to collect the past due amount, and to ensure that other amounts we have advanced will be repaid when due.

Hillsborough County Energy-from-Waste Facility

We designed, constructed, and now operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County in Florida. In 2005, we entered into agreements with Hillsborough County to implement an expansion of this energy-from-waste facility, and to extend the agreement under which we operate the facility through 2027. Completion of the expansion, and commencement of the operation of the expanded project, is expected in the second half of 2009.

International

China Joint Ventures and Energy-from-Waste Facilities

On April 2, 2008, our project joint venture with Chongqing Iron & Steel Company (Group) Limited received an award to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality, in Sichuan Province, People’s Republic of China. On June 25, 2008, the project’s 25 year waste concession agreement was executed. In connection with this project, we invested $17.1 million for a 49% equity interest in the project joint

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

venture company. The joint venture has obtained project financing for Rmb 480 million for the project, which we expect to be 49% guaranteed by us and 51% guaranteed by Chongqing Iron & Steel Company (Group) Limited until the project has been constructed and for one year after operations commence. The Chengdu project is expected to commence construction in the third quarter of 2009.

In December 2008, we entered into an agreement with Beijing Baoluo Investment Co., Ltd. (“Beijing Baoluo”) to purchase a direct 58% equity interest in the Fuzhou project, a 1,200 metric tpd 24 MW mass-burn energy-from-waste project in China for approximately $14 million. We currently hold a noncontrolling interest in this project. This purchase was conditional upon various regulatory and other conditions precedent and was expected to close in the second quarter of 2009. Conditions required for closing were not achieved and Beijing Baoluo informed us that it no longer desired to proceed to closing the sale. We continue to hold a noncontrolling interest in this project.

On March 24, 2009, our joint venture Taixing Covanta Yanjiang Cogeneration Co., Ltd. of which we own 85%, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. The Taixing project is expected to commence construction in the second half of 2009 and be completed in 2011.

Dublin Joint Venture

On September 6, 2007, we entered into definitive agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. Project construction, which is expected to start in the second half of 2009, is estimated to cost approximately €350 million and is expected to require 36 months to complete, once full construction commences. Dublin Waste to Energy Limited has a 25-year tip fee type contract to provide disposal service for approximately 320,000 metric tons of waste annually. The project is expected to sell electricity into the local electricity grid under short-term arrangements. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project, and we expect to utilize debt financing for the project. The primary approvals and licenses for the project have been obtained, and any remaining consents, approvals and conditions necessary to begin full construction are expected to be obtained in due course. We have begun to perform preliminary on-site work and expect to commence full construction in the second half of 2009.

Dispositions — International

In April 2009, we entered into agreements to terminate our joint venture with Guangzhou Development Power Investment Co., Ltd. (“GDPI”) and to sell our 40% equity interest in the joint venture entity, Guangzhou Development Covanta Environmental Energy Co., Ltd., at book value to an affiliate of GDPI for approximately $1.2 million. The termination and sale are conditional upon various regulatory and other conditions precedent and is expected to close later this year. Notwithstanding the termination and sale, we intend to continue to cooperate with GDPI on the development of energy-from-waste projects in Guangdong Province, People’s Republic of China on a project by project basis.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Earnings Per Share

Per share data is based on the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of outstanding shares of common stock. Diluted earnings per share computations, as calculated under the treasury stock method, include the weighted average number of shares of additional outstanding common stock issuable for stock options, restricted stock, rights and warrants whether or not currently exercisable. Diluted earnings per share for all the periods presented does not include securities if their effect was anti-dilutive (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income attributable to Covanta Holding Corporation	$33,167	$42,299	$32,516	$54,562

Basic earnings per share:
Weighted average basic common shares outstanding	153,731	153,387	153,600	153,276

Basic earnings per share	$0.22	$0.28	$0.21	$0.36

Diluted earnings per share:
Weighted average basic common shares outstanding	153,731	153,387	153,600	153,276
Dilutive effect of stock options	412	745	433	682
Dilutive effect of restricted stock	810	716	813	752
Dilutive effect of convertible debentures	—	—	—	—
Dilutive effect of warrants	—	—	—	—

Weighted average diluted common shares outstanding	154,953	154,848	154,846	154,710

Diluted earnings per share	$0.21	$0.27	$0.21	$0.35

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	1,981	300	1,981	300

Restricted stock awards excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—	—

See Note 1. Organization and Basis of Presentation for a discussion of the retrospective accounting change resulting from the adoption of FSP APB 14-1 effective January 1, 2009.

On May 22, 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014. These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of the warrants. As of June 30, 2009, the warrants did not have a dilutive effect on earnings per share. See Note 6. Changes in Capitalization.

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027. The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. As of June 30, 2009, the Debentures did not have a dilutive effect on earnings per share.

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

We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively. The results of our reportable segments are as follows (in thousands):

	Reportable Segments
	Domestic	International	All Other(1)	Total

Three Months Ended June 30, 2009:
Operating revenues	$329,455	$41,506	$4,825	$375,786
Operating income (loss)	59,804	2,039	(511)	61,332
Three Months Ended June 30, 2008:
Operating revenues	$350,729	$69,152	$3,115	$422,996
Operating income (loss)	73,553	3,506	(530)	76,529
Six Months Ended June 30, 2009:
Operating revenues	$642,628	$83,043	$8,875	$734,546
Operating income (loss)	64,239	1,180	(895)	64,524
Six Months Ended June 30, 2008:
Operating revenues	$674,013	$131,931	$5,818	$811,762
Operating income (loss)	98,907	9,344	(957)	107,294

(1)	All other is comprised of our insurance subsidiaries’ operations.

Note 6.	Changes in Capitalization

Short-Term Liquidity

The credit facilities are comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of June 30, 2009, we were in compliance with all required covenants and had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	June 30, 2009	June 30, 2009

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$283,031	$36,969

(1)	Up to $200 million of which may be utilized for letters of credit.

In July 2009, the 6.8% pro rata commitment previously provided by Lehman Brothers Commercial Bank under the Revolving Loan Facility was assigned to another financial institution.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	June 30,	December 31,
	2009	2008

3.25% Cash Convertible Senior Notes due 2014	$460,000	$—
Debt discount related to Cash Convertible Senior Notes	(122,206)	—
Cash conversion option derivative at fair value	130,951	—

3.25% Cash Convertible Senior Notes, net	468,745	—

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Convertible Debentures	(54,880)	(64,369)

1.00% Senior Convertible Debentures, net	318,870	309,381

Term Loan Facility due 2014	635,375	638,625
Other long-term debt	416	512

Total	1,423,406	948,518
Less: current portion	(6,639)	(6,922)

Total long-term debt	$1,416,767	$941,596

3.25% Cash Convertible Senior Notes due 2014

On May 22, 2009, we issued $400 million aggregate principal amount of 3.25% Cash Convertible Senior Notes (the “Notes”) due 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. On June 15, 2009, we issued an additional $60 million aggregate principal amount of Notes upon exercise in full of an over-allotment option we granted as part of the private offering. We have used and will use the net proceeds from the offering, together with the proceeds from the warrant transactions discussed below, for general corporate purposes, which may include capital expenditures, potential permitted investments or permitted acquisitions.

The Notes constitute general unsecured senior obligations and rank equally in right of payment with our existing and future senior unsecured indebtedness. The Notes are effectively junior to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries.

The Notes bear interest at a rate of 3.25% per year, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the indenture, failure to file required SEC documents and reports or if the holders cannot freely trade the Notes. When applicable, the contingent interest payable per $1,000 principal amount of Notes ranges from 0.25% to 0.50% per annum over the applicable term as provided under the indenture for the Notes. The contingent interest features of the Notes are embedded derivative instruments. The fair value of the contingent interest features of the Notes was zero as of June 30, 2009.

Under limited circumstances described below, the Notes are convertible by the holders thereof into cash only, based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $18.55 per share) subject to certain customary adjustments as provided in the indenture for the Notes. We will not deliver common stock (or any other securities)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon conversion under any circumstances. Holders may convert their Notes only under the following circumstances:

•	prior to March 1, 2014, on any date during any fiscal quarter commencing at any time after June 30, 2009 and only during such fiscal quarter if the closing sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the then effective conversion price; or

•	upon the occurrence of specified corporate transactions (as provided in the indenture for the Notes); or

•	upon certain fundamental changes (as defined in the indenture for the Notes in which case the conversion rate will be increased as provided in the indenture); or

•	during the five consecutive business day period following any five consecutive trading-day period in which the trading price for the Notes for each day during such five-day period was less than 95% of the product of the closing sale price of our common stock on such day multiplied by the then effective conversion rate; or

•	at any time on or after March 1, 2014.

The Notes are also subject to repurchase by us, at the holder’s option, if a fundamental change occurs, for cash at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any).

The Notes are recognized as long-term debt in our condensed consolidated financial statements. The difference between the face value of the Notes ($460.0 million as of the date of issuance of the Notes) and the amount recognized in the financial statements ($335.6 million as of the date of the issuance of the Notes) is the debt discount ($124.4 million as of the date of the issuance of the Notes) which is accreted to the Notes over its life and recognized as non-cash convertible debt related expense. For both the three and six months ended June 30, 2009, the pre-tax non-cash convertible debt related expense recognized in our condensed consolidated income statement related to the Notes was $2.2 million.

The Notes are convertible into cash only, and therefore the cash conversion option that is part of the Notes is accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The initial valuation of the cash conversion option (the “Cash Conversion Option”) is an embedded derivative of $124.4 million, which is recognized as long-term debt in our condensed consolidated financial statements. The Cash Conversion Option is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. As of June 30, 2009, the fair value of the Cash Conversion Option was $131.0 million. See Note 11. Financial Instruments and Note 12. Derivative Instruments for additional information regarding the Cash Conversion Option.

In connection with the Notes offering, we entered into privately negotiated cash convertible note hedge transactions (the “Note Hedge”) with affiliates of certain of the initial purchasers of the Notes (the “Option Counterparties”) that are expected to reduce our exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by us upon the cash conversion of the Notes. The Note Hedge consisted of our purchase for $112.4 million of cash settled call options on our common stock (initially correlating to the same number of shares as those initially underlying the Notes subject to generally similar customary adjustments) that have economic characteristics similar to those of the Cash Conversion Option embedded in the Notes. The Note Hedge was recorded as a noncurrent asset in our condensed consolidated financial statements for $112.4 million. The Note Hedge is also accounted for as a derivative instrument under SFAS 133 and as such, is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. As of June 30, 2009, the fair value of the Note Hedge was $119.5 million. See Note 11. Financial Instruments and Note 12. Derivative Instruments for additional information regarding the Note Hedge.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect the gain or loss from the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. Accordingly, we do not expect there to be a material net impact to our condensed consolidated statement of income as a result of our issuing the Notes and entering into the Note Hedge transactions.

In connection with the Notes offering, we also sold warrants (the “Warrants”) to the Option Counterparties, in privately negotiated transactions, initially correlating to the same number of shares as those initially underlying the Notes, which could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The Warrants were sold for aggregate proceeds of $54.0 million. The strike price of the Warrants is approximately $25.74 per share and is subject to customary adjustments. The Warrants are exercisable only at expiration in equal tranches over 60 days beginning on September 2, 2014 and ending on November 26, 2014. The Warrants are only net share settled which means that, with respect to any exercise date, we will deliver to the Warrant holders a number of shares for each warrant equal to the excess (if any) of the volume weighted average price of the shares on the exercise date over the then effective strike price of the Warrants, divided by such volume weighted average price of the shares, with a cash payment in lieu of fractional shares. Accordingly, the Warrants have been recorded as additional paid-in capital in our condensed consolidated financial statements for $54.0 million. The Warrant transactions also meet the definition of a derivative under SFAS 133. However, because the Warrant transactions are indexed to our common stock and are recorded in equity in our condensed consolidated balance sheets, the Warrant transactions are exempt from the scope of SFAS 133 and will not be subject to the fair value provisions of SFAS 133.

Net proceeds from the above transactions were $388.9 million, consisting of gross proceeds of $460.0 million from the Notes and $54.0 million of proceeds from the Warrants, less the $112.4 million purchase price for the Note Hedge and $12.7 million of purchase discounts and other offering expenses.

The Note Hedge transactions and the Warrant transactions are separate transactions, each of which we have entered into with the Option Counterparties, and are not part of the terms of the Notes and will not affect any rights of holders’ under the Notes. Holders of the Notes do not have any rights with respect to the Note Hedge transactions or Warrant transactions.

1.00% Senior Convertible Debentures due 2027

See Note 1. Organization and Basis of Presentation for a discussion of the liability component associated with the Debentures and the retrospective accounting change resulting from the adoption of FSP APB 14-1 effective January 1, 2009.

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share) or 13,253,867 issuable shares. As of June 30, 2009, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 6 of the Notes to Consolidated Financial Statements in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

Debt discount for the Debentures and the Notes

The debt discount related to the Debentures and the debt discount related to the Notes is accreted over their respective terms and recognized as non-cash convertible debt related expense. The accretion of debt discount

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be included in our condensed consolidated financial statements is as follows for each of the periods indicated (in millions):

	For the Years Ended
	2009	2010	2011	2012	2013	2014

Pre-tax increase in non-cash convertible debt related expense for the Debentures	$19.3	$20.8	$22.3	$1.9	$—	$—
Pre-tax increase in non-cash convertible debt related expense for the Notes	$11.9	$21.3	$23.5	$26.0	$28.8	$12.9

Equity

During the six months ended June 30, 2009, we awarded grants for 739,712 shares of restricted stock awards. See Note 10. Stock-Based Compensation.

During the six months ended June 30, 2009, we did not repurchase shares of our common stock under the repurchase program authorized in September 2008.

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

We currently estimate our annual effective tax rate, including discrete items, for the year ended December 31, 2009 to be approximately 36.3%. We review the annual effective tax rate on a quarterly basis as projections are revised. The effective income tax rate was 37.2% and 39.6% for the six months ended June 30, 2009 and 2008, respectively. The liability for uncertain tax positions, exclusive of interest and penalties, was $132.5 million as of both June 30, 2009 and December 31, 2008. No additional liabilities were recorded for uncertain tax positions during the six months ended June 30, 2009. Included in the balance of unrecognized tax benefits as of June 30, 2009 are potential benefits of $114.9 million that, if recognized, would impact the effective tax rate.

We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). For both the three months ended June 30, 2009 and 2008, we recognized $0.4 million and for the six months ended June 30, 2009 and 2008, we recognized $0.4 million and $0.7 million, respectively of interest and penalties on uncertain tax positions. As of June 30, 2009 and December 31, 2008, we had accrued interest and penalties associated with unrecognized tax benefits of $8.4 million and $8.1 million, respectively.

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

For further information, refer to Note 9. Income Taxes of the Notes to the Consolidated Financial Statements included in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

Note 8.	Supplementary Information

Operating Revenues

The components of waste and service revenues are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Waste and service revenues unrelated to project debt	$208,529	$218,965	$395,209	$412,829
Revenue earned explicitly to service project debt-principal	13,720	17,167	27,439	34,364
Revenue earned explicitly to service project debt-interest	5,593	6,557	11,463	13,119

Total waste and service revenues	$227,842	$242,689	$434,111	$460,312

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

Our independent power production facilities in India generate electricity and steam explicitly for specific purchasers and as such, these agreements are considered lease arrangements. Electricity and steam sales included lease income from our international business of $31.3 million and $59.0 million for the three months ended June 30, 2009 and 2008, respectively, and $63.6 million and $113.1 million for the six months ended June 30, 2009 and 2008, respectively.

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $14.8 million and $14.3 million for the three months ended June 30, 2009 and 2008, respectively, and $29.6 million and $30.2 million for the six months ended June 30, 2009 and 2008, respectively.

Amortization of waste, service and energy contracts

The vast majority of our waste, service and energy contracts were valued in March 2004 and June 2005 related to the acquisitions of Covanta Energy and ARC Holdings, respectively. These intangible assets and liabilities were recorded using then-available information at their estimated fair market values based upon discounted cash flows. The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of June 30, 2009 included or expected to be included in our condensed consolidated statement of income for each of the years indicated (in thousands):

	Waste, Service and
	Energy Contracts	Waste and Service
	(Amortization	Contracts
	Expense)	(Contra-Expense)

Six Months ended June 30, 2009	$22,918	$(6,562)

Remainder of 2009	$19,384	$(6,616)
2010	29,864	(12,721)
2011	26,740	(12,408)
2012	24,647	(12,412)
2013	21,037	(12,390)
2014	20,319	(12,390)
Thereafter	58,488	(39,033)

Total	$200,479	$(107,970)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other operating expenses

The components of other operating expenses are as follows (in thousands):

	Other Operating Expenses
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Construction costs	$5,979	$12,110	$11,325	$25,267
Insurance subsidiary operating expenses	4,689	3,417	8,502	5,788
Insurance recoveries	(82)	(21)	(82)	(3,769)
Foreign exchange (gain) loss	(811)	493	(306)	(4)
Other	(53)	3,359	27	4,577

Total other operating expenses	$9,722	$19,358	$19,466	$31,859

Non-cash convertible debt related expense

The components of non-cash convertible debt related expense are as follows (in thousands):

	Non-Cash Convertible Debt Related Expense
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Debt discount accretion related to the Debentures	$4,787	$4,453	$9,489	$8,827
Debt discount accretion related to the Notes	2,225	—	2,225	—
Fair value changes related to the Note Hedge	(7,137)	—	(7,137)	—
Fair value changes related to the Cash Conversion Option	6,520	—	6,520	—

Total non-cash convertible debt related expense	$6,395	$4,453	$11,097	$8,827

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Comprehensive income, net of income taxes:
Net income attributable to Covanta Holding Corporation	$33,167	$42,299	$32,516	$54,562

Foreign currency translation	6,149	(2,281)	4,348	(1,254)
SFAS 158 unrecognized net loss	(42)	(170)	(84)	(339)
Net unrealized gain (loss) on available-for-sale securities	773	(302)	489	(372)

Other comprehensive income (loss) attributable to Covanta Holding Corporation	6,880	(2,753)	4,753	(1,965)

Comprehensive income attributable to Covanta Holding Corporation	$40,047	$39,546	$37,269	$52,597

Net income attributable to noncontrolling interests in subsidiaries	$2,164	$2,225	$3,544	$4,094
Other comprehensive income (loss) — Foreign currency translation	2,037	(1,812)	1,507	(1,852)

Comprehensive income attributable to noncontrolling interests in subsidiaries	$4,201	$413	$5,051	$2,242

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 1. Organization and Basis of Presentation for a discussion of the retrospective accounting change resulting from the adoption of FSP APB 14-1 and SFAS 160 effective January 1, 2009.

Goodwill

The following table details the changes in carrying value of goodwill (in thousands):

Total

Balance as of December 31, 2008	$195,617
Purchase price adjustment related to the ARC Holdings acquisition	6,060
Goodwill related to the Pennsylvania transfer stations acquisition	1,319

Balance as of June 30, 2009	$202,996

We increased goodwill and current liabilities by $6.1 million during the quarter ended June 30, 2009 to recognize a liability due to one of our municipal clients that should have been recognized in the purchase price allocation relating to the ARC Holdings acquisition of June 2005.

Note 9.	Benefit Obligations

Pension and Other Benefit Obligations

The components of net periodic benefit costs are as follows (in thousands):

	Pension Benefits				Other Post-Retirement Benefits
	For the Three		For the Six		For the Three		For the Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1,197	1,176	2,394	2,352	123	137	245	274
Expected return on plan assets	(975)	(1,182)	(1,950)	(2,364)	—	—	—	—
Amortization of net prior service cost	19	—	38	—	—	—	—	—
Amortization of actuarial gain	(46)	(131)	(92)	(262)	(38)	(39)	(75)	(77)

Net periodic benefit cost	$195	$(137)	$390	$(274)	$85	$98	$170	$197

Defined Contribution Plans

Substantially all of our domestic employees are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $3.0 million and $2.7 million for the three months ended June 30, 2009 and 2008, respectively, and $7.4 million and $6.9 million for the six months ended June 30, 2009 and 2008, respectively.

Note 10.	Stock-Based Compensation

Compensation expense related to our stock-based awards totaled $3.8 million and $7.7 million during the three and six months ended June 30, 2009, respectively, and $4.4 million and $8.1 million during the three and six months ended June 30, 2008, respectively.

During the six months ended June 30, 2009, we awarded certain employees 694,712 shares of restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed ten percent forfeiture rate. The terms of the restricted stock awards include two vesting provisions; one based on a performance factor and continued service (applicable to 66% of the award) and one based solely on continued service (applicable to 34% of the award). If all performance and service criteria are satisfied, 1,627 shares vest during March of 2009, 2010 and 2011 and the remaining awards vest during March of 2010, 2011 and 2012.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 7, 2009, in accordance with our existing program for annual director compensation, we awarded 45,000 restricted stock awards under the Directors Plan. We determined that the service vesting condition of the restricted stock awards granted to the directors on May 7, 2009 to be non-substantive and, in accordance with SFAS No. 123 (revised 2004), “Share-Based Payments”, recorded the entire fair value of the award as compensation expense on the grant date.

As of June 30, 2009, we had approximately $15.9 million and $4.6 million of unrecognized compensation expense related to our unvested restricted stock awards and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of 2.3 years for our unvested restricted stock awards and 2.9 years for our unvested stock options.

Note 11.	Financial Instruments

Fair Value Measurements

For the quarter ended June 30, 2009, we adopted the following FSPs which are intended to provide additional application guidance and enhance disclosures regarding fair value measurements:

•	FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” The FSP provides guidance to determine if there has been a significant decrease in the volume and level of activity for the asset or liability, and to estimate fair values, when transactions or quoted prices are not determinative of fair value. FSP SFAS 157-4 requires management to use judgment to determine whether a market is distressed or not orderly, even if there has been a significant decrease in the volume and level of activity for the asset or liability.

•	FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP requires disclosure in the notes to the financial statements of fair value of its financial instruments in interim and annual reporting periods, together with the related carrying amounts, methods and significant assumptions used to estimate fair value, and changes in methods and significant assumptions, if any.

The adoption of these FSPs had no impact on our condensed consolidated financial statements and resulted only in additional financial reporting disclosures.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	For cash and cash equivalents, restricted funds, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.

•	Fair values for debt were determined based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. The fair value of project debt is estimated based on quoted market prices for the same or similar issuances of debt.

•	Fair value of our interest rate swap agreement is the estimated amount we would receive or pay to terminate the agreement based on the net present value of the future cash flows as defined in the agreement.

•	Fair values of derivative instruments are determined using available market information and appropriate valuation methodologies. We recognize derivative instruments on the balance sheet at their fair value. The Cash Conversion Option is valued quarterly using a Black Scholes model incorporating our common stock closing price at the reporting date and an implied volatility factor for our common stock; to determine the

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the Note Hedge, the Cash Conversion Option amount is then discounted at a discount rate reflecting the Option Counterparties’ credit standing. The Option Counterparties are highly rated financial institutions, none of whom experienced any significant downgrades during the three months ending June 30, 2009 which could reduce any receivable amount owed to us. The contingent interest features related to the Debentures and the Notes are valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of June 30, 2009. However, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2009, and current estimates of fair value may differ significantly from the amounts presented herein.

The following tables presents information about our assets and liabilities and their fair value measurements as of June 30, 2009:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of June 30, 2009		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$77,639	$77,639	$77,639	$—	$—
Money market funds	473,527	473,527	473,527	—	—

Total cash and cash equivalents:	551,166	551,166	551,166	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	61,045	61,045	61,045	—	—
Money market funds	140,093	140,133	140,133	—	—
U.S. Treasury/Agency obligations(a)	30,266	30,503	30,503	—	—
State and municipal obligations	13,275	13,140	13,140	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	54,595	54,731	54,731	—	—

Total restricted funds held in trust:	299,274	299,552	299,552	—	—
Investments
Marketable securities available for sale	300	300	300	—	—
Investments held to maturity:
U.S. Treasury/Agency obligations	14,700	14,700	14,700	—	—
Residential mortgage-backed securities	4,031	4,031	4,031	—	—
Corporate investments	8,381	8,381	8,381	—	—
Equity securities	729	729	729	—	—

Total investments:	28,141	28,141	28,141	—	—
Interest rate swap receivable	10,825	10,825	—	10,825	—
Derivative Asset — Note Hedge	119,515	119,515	—	119,515	—

Total assets:	$1,008,921	$1,009,199	$878,859	$130,340	$—

Liabilities:
Derivative Liability — Cash Conversion Option	$130,951	$130,951	$—	$130,951	$—
Derivative Liabilities — Contingent interest features of the Debentures and Notes	0	0	—	0	—
Interest rate swap payable	10,825	10,825	—	10,825	—

Total liabilities:	$141,776	$141,776	$—	$141,776	$—

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carrying	Estimated
Financial Instruments Recorded at Carrying Amount:	Amount	Fair Value

Assets:
Accounts receivables	$269,497	$269,497
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,292,455	$1,223,699
Project debt	$959,758	$947,525
Equity:
Warrants	$53,846	$75,157

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

Investments

For the quarter ended June 30, 2009, we adopted FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSP revises recognition guidance in determining whether a debt security is other-than-temporarily impaired. A debt security is considered other-than-temporarily impaired if the fair value is less than the amortized cost, and in any of the following circumstances: an entity has the intent to sell the security, or it is more likely than not that an entity will be required to sell the security prior to the recovery of its amortized cost basis; and an entity does not expect to recover the entire amortized cost basis of the security. The FSP provides further guidance to determine the amount of impairment to be recorded in earnings and/or other comprehensive income. The adoption of these FSPs did not have a material impact on our consolidated financial statements and resulted primarily in additional financial reporting disclosures.

Our insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Equity securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Debt security values are determined by third party matrix pricing based on the last days trading activity. Changes in fair value are credited or charged directly to Accumulated Other Comprehensive Income (“AOCI”) in the condensed consolidated statements of equity as unrealized gains or losses, respectively. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Realized gains and losses are recognized in the condensed consolidated statements of income based on the amortized cost of fixed maturities and cost basis for equity securities on the date of trade, subject to any previous adjustments for “other-than-temporary” declines.

“Other-than-temporary” declines in fair value are recorded as realized losses in the condensed consolidated statements of income and the cost basis of the security is reduced. We consider the following factors in determining whether declines in the fair value of securities are “other-than-temporary”:

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost or amortized cost, unrealized gains, unrealized losses and fair value of our investments categorized by type of security, were as follows (in thousands):

	As of June 30, 2009
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$300	$—	$—	$300
Equity securities — insurance business	732	50	53	729

Total current investments	$1,032	$50	$53	$1,029

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$565	$12	$—	$577
U.S. government agencies	13,774	349	—	14,123
Residential mortgage-backed	3,977	61	7	4,031
Corporate	8,296	135	50	8,381

Total fixed maturities — insurance business	26,612	557	57	27,112
Investment at cost — international business	3,437	—	—	3,437
Mutual and bond funds	1,539	97	—	1,636

Total noncurrent investments	$31,588	$654	$57	$32,185

	As of December 31, 2008
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$300	$—	$—	$300
Equity securities — insurance business	760	62	30	792

Total current investments	$1,060	$62	$30	$1,092

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$565	$22	$—	$587
U.S. government agencies	17,332	307	19	17,620
Residential mortgage-backed	4,183	27	26	4,184
Corporate	4,540	—	194	4,346

Total fixed maturities — insurance business	26,620	356	239	26,737
Investment at cost — international business	3,437	—	—	3,437
Mutual and bond funds	1,404	—	433	971

Total noncurrent investments	$31,461	$356	$672	$31,145

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Description of Investments
U.S. Treasury and other direct U.S. Government obligations	$—	$—	$2,841	$19
Federal agency mortgage-backed securities	1,037	7	1,547	26
Corporate bonds	3,420	50	3,996	194

Total fixed maturities	4,457	57	8,384	239
Equity securities	402	53	307	30

Total temporarily impaired investments	$4,859	$110	$8,691	$269

The number of U.S. Treasury and federal agency obligations, mortgage-backed securities, and corporate bonds temporarily impaired are 0, 1, and 9, respectively. As of June 30, 2009, all of the temporarily impaired fixed maturity investments with a fair value of $4.5 million had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 14.9%, and 15.6% of the total fixed maturities as of June 30, 2009 and December 31, 2008, respectively. Our MBS holdings are issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”) all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in thousands):

	As of June 30, 2009
	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$5,631	$5,739
Over one year to five years	19,470	19,869
Over five years to ten years	1,511	1,504
More than ten years	—	—

Total fixed maturities	$26,612	$27,112

The following reflects the change in net unrealized gain (loss) on available-for-sale securities included as a separate component of accumulated AOCI in the condensed consolidated statements of equity (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Fixed maturities, net	$500	$(277)	$412	$(177)
Equity securities, net	160	(10)	(20)	(69)
Mutual and bond funds	113	(15)	97	(126)

Change in net unrealized gain (loss) on investments	$773	$(302)	$489	$(372)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net unrealized gain (loss) on available-for-sale securities consist of the following (in thousands):

	For the Three		For the Six
	Months		Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net unrealized holding gain (loss) on available-for-sale securities arising during the period	$744	$(334)	$460	$(404)
Reclassification adjustment for net realized losses on available-for-sale securities included in net income	29	32	29	32

Net unrealized gain (loss) on available-for-sale securities	$773	$(302)	$489	$(372)

Note 12.	Derivative Instruments

Effective January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under SFAS 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. Other than the enhanced disclosures as follows, the adoption of SFAS 161 had no impact on our condensed consolidated financial statements.

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments under SFAS 133 in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments under SFAS 133 on the condensed consolidated statements of income.

Derivative Instruments Not Designated		Fair Value as of
as Hedging Instruments under SFAS 133	Balance Sheet Location	June 30, 2009	December 31, 2008
		(In thousands)

Asset Derivatives:
Interest rate swap receivable	Other noncurrent assets	$10,825	$13,984
Note Hedge	Other noncurrent assets	$119,515	$—
Liability Derivatives:
Cash Conversion Option	Long-term debt	$130,951	$—
Contingent interest features of the Debentures and Notes	Other noncurrent liabilities	$0	$0
Interest rate swap payable	Other noncurrent liabilities	$10,825	$13,984

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Effect on Income of Derivatives Instruments	Location of Gain or (Loss)	For the Three	For the Three	For the Six	For the Six
Not Designated as Hedging Instruments	Recognized in Income on	Months Ended	Months Ended	Months Ended	Months Ended
under SFAS 133	Derivatives	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		(In thousands)

Note Hedge	Non-cash convertible debt related expense	$7,137	$—	$7,137	$—
Cash Conversion Option	Non-cash convertible debt related expense	(6,520)	—	(6,520)	—
Contingent interest features of the Debentures and Notes	Non-cash convertible debt related expense	—	—	—	—
Interest rate swap	Net interest expense on project debt	—	—	—	—

Effect on income of derivative instruments not designated as hedging instruments under SFAS 133		$617	$—	$617	$—

Cash Conversion Option, Note Hedge and Contingent Interest features related to the 3.25% Cash Convertible Senior Notes

The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. The fair value of the Cash Conversion Option was $131.0 million as of June 30, 2009. The Note Hedge is accounted for as a derivative instrument under SFAS 133 and as such, is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. The fair value of the Note Hedge was $119.5 million as of June 30, 2009. The contingent interest features of the Notes are embedded derivative instruments. The fair value of the contingent interest features of the Notes was zero as of June 30, 2009.

We expect the gain or loss from the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. Accordingly, we do not expect there to be a material net impact to our condensed consolidated statement of income as a result of our issuing the Notes and entering into the Note Hedge. Our most significant credit exposure arises from the Note Hedge of the Notes. The fair value of the Note Hedge reflects the maximum loss that would be incurred should the Option Counterparties fail to perform according to the terms of the Note Hedge agreement. The Option Counterparties are highly rated financial institutions and we believe that the credit risk associated with their non-performance is not significant. See Note 6. Changes in Capitalization for specific details related to the Cash Conversion Option, Note Hedge and contingent interest features of the Notes.

Contingent Interest feature of the 1.00% Senior Convertible Debentures

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of Senior Convertible Debentures. The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007, and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and the fair value for the embedded derivative was zero as of June 30, 2009.

Interest Rate Swaps

As of June 30, 2009, we had one interest rate swap agreement related to project debt that economically fixes the interest rate on certain adjustable-rate revenue bonds. This swap agreement was entered into in September 1995 and expires in January 2019. Any payments made or received under the swap agreement, including fair value amounts upon termination, are included as an explicit component of the client community’s obligation under the related service agreement. Therefore, all payments made or received under the swap agreement are a pass through to the client community. Under the swap agreement, we pay a fixed rate of 5.18% and receive a floating rate that is either equal to (i) the rate on the adjustable rate revenue bonds or (ii) an alternative floating rate based on a percentage of LIBOR or the BMA Municipal Swap Index if certain triggering events occur, such as a put of bonds to the standby credit facility that backstops the weekly rate re-sets. The notional amount of the swap as of June 30, 2009 was $63.7 million and is reduced in accordance with the scheduled repayments of the applicable revenue bonds. The counterparty to the swap is a major financial institution. We believe that the credit risk associated with nonperformance by the counterparty is not significant. The swap agreement resulted in increased debt service expense, which is a pass through to the client community, of $0.8 million and $1.5 million for the three and six months ended June 30, 2009, respectively. The effect on our weighted-average borrowing rate of the project debt was an increase of 0.15% for six months ended June 30, 2009.

Note 13.	Related-Party Transactions

We hold a 26% investment in Quezon Power, Inc. (“Quezon”). We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statements of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the three months ended June 30, 2009 and 2008, we collected $13.1 million and $11.2 million, respectively, and for the six months ended June 30, 2009 and 2008, we collected $18.3 million and $20.2 million, respectively, for the operation and maintenance of the facility. As of June 30, 2009 and December 31, 2008, the net amount due to Quezon was $5.2 million and $3.2 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

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

In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of at least 73 PRPs named thus far that have joined the LPRSA PRP group. On May 8, 2007, EPA and the PRP group entered into an Administrative Order on Consent by which the PRP group is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. The cost to complete the Study is estimated at $75 million, in addition to EPA oversight costs. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any costs that may be required of PRPs to remediate the LPRSA or costs associated with natural resource damages to the LPRSA that may be assessed against PRPs. On February 4, 2009, Essex and over 300 other PRPs were named as third-party defendants in a suit brought by the State of New Jersey Department of Environmental Protection (“NJDEP”) against Occidental Chemical Corporation and certain related entities (“Occidental”) with respect to alleged contamination of the LPRSA by Occidental. The Occidental third party complaint seeks contribution from the third-party defendants with respect to any award to NJDEP of damages against Occidental in the matter. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for LPRSA remedial costs and/or natural resource damages and/or contribution claims made by Occidental and/or other PRPs.

Other Matters

Other commitments as of June 30, 2009 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$289,888	$31,344	$258,544
Surety bonds	67,158	—	67,158

Total other commitments — net	$357,046	$31,344	$325,702

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

The surety bonds listed on the table above relate primarily to performance obligations ($58.2 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 6 of the Notes to Consolidated Financial Statements in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

We have certain contingent obligations related to the Notes. These are:

•	holders may require us to repurchase their Notes, if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.

For specific criteria related to contingent interest, conversion or redemption features of the Notes, see Note 6. Changes in Capitalization.

We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate domestic and international waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain or guarantee financing for a project. With respect to our domestic and international businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees on our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees, either on domestic or international projects.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

Note 15.	Subsequent Events

On July 3, 2009, we signed a definitive agreement to acquire from Veolia Environmental Services North America Corp. most of its North American energy-from-waste business for a purchase price of $450 million, less net debt (consolidated indebtedness net of cash and restricted funds held in trust) and subject to certain other adjustments. The operations to be acquired include seven energy-from-waste facilities, which are located in California, Florida, New York, Pennsylvania, and Vancouver, Canada. The operations also include a transfer station located in Pennsylvania. Each of the operations to be acquired includes a long-term operating contract with the respective municipal client. Six of the energy-from-waste facilities and the transfer station are publicly-owned facilities, and we will acquire a majority ownership stake in one energy-from-waste facility (Montgomery, Pennsylvania). Collectively, these seven energy-from-waste facilities process approximately 3 million tons of waste per year. We expect that the entire transaction will close by year end. However, the closing of the transaction may occur in stages and is conditioned upon receipt of customary regulatory and other approvals or consents. The failure to obtain certain approvals or consents may result in the removal of certain businesses from the transaction and a related price reduction.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries. The following discussion addresses our financial condition as of June 30, 2009 and our results of operations for the three and six months ended June 30, 2009, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2008 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009, and in the interim unaudited financial statements and notes included in our Quarterly Reports on Form 10-Q/A for the period ended March 31, 2009, to which the reader is directed for additional information.

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

On July 3, 2009, we signed a definitive agreement to acquire seven energy-from-waste businesses and a transfer station for approximately $450 million, less net debt (consolidated indebtedness net of cash and restricted funds held in trust) and subject to certain other adjustments, from Veolia Environmental Services North America Corporation. The energy-from-waste facilities are located in California, Florida, New York, Pennsylvania and Vancouver, Canada. We expect the entire transaction will close by year end. Additional information is provided in Acquisitions and Business Development below.

During the three months ended June 30, 2009, we issued $460 million aggregate principal amount of 3.25% Cash Convertible Senior Notes (the “Notes”) due 2014 for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. In connection with the pricing of the Notes, we entered into privately negotiated cash convertible note hedge transactions and warrant transactions with affiliates of certain of the initial purchasers. Additional information, including material terms, is provided in Liquidity and Capital Resources — Available Sources of Liquidity. We received proceeds of approximately $388.9 million, net of underwriting discounts, offering expenses, proceeds from the issuance of warrants, and purchase of convertible note hedge. We have used and will use the net proceeds from the offering, together with the proceeds from the warrant transactions, for general corporate purposes, which may include capital expenditures, potential permitted investments or permitted acquisitions.

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

We believe that our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: waste disposal and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in energy-from-waste facilities we reduce greenhouse gas (“GHG”) emissions, lower the risk of groundwater contamination, and conserve land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor to GHG emissions. As public planners in the Americas, Europe and Asia address their needs for more environmentally sustainable waste disposal and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative. We will also consider, for application in domestic and international markets, acquiring or developing new technologies that complement our existing renewable energy and waste services businesses.

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

The United States Congress is currently debating proposals designed to encourage two broad policy objectives: increased renewable energy generation, and reduction of fossil fuel usage and related GHG emissions. The United States House of Representatives passed a bill known as the America Clean Energy and Security Act of 2009 (“ACES”) which addresses both topics, by means of a phased-in national renewable energy standard and a “cap-and-trade” system to reduce GHG emissions. Energy-from-waste and biomass have generally been included in the ACES bill to be among the technologies that help to achieve both of these policy objectives. Similar proposals are being considered in the United States Senate. While legislation is far from final and a vigorous debate is expected when the House and Senate bills are reconciled, we believe the direction of Congressional efforts is consistent with the Obama administration’s objectives on energy policy reform and could create additional growth opportunities for our business and increase energy revenue from existing facilities.

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

Economic Factors Affecting Business Conditions

The ongoing economic slowdown, both in the United States and internationally, has reduced demand for goods and services generally, which tends to reduce overall volumes of waste requiring disposal, and the pricing at which we can attract waste to fill available capacity. At the same time, the declines in global natural gas and other fossil fuel prices have pushed electricity and steam pricing lower generally which causes lower revenue for the portion of the energy we sell which is not under fixed price contracts. Lastly, the downturn in economic activity tends to reduce global demand for and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities. The combination of these factors could reduce our revenue and cash flow.

The same economic slowdown may reduce the demand for the waste disposal services and the energy that our facilities offer. Many of our customers are municipalities and public authorities, which are generally experiencing fiscal pressure as local and central governments seek to reduce expenses in order to address declining tax revenues which may result from the slowdown and increases in unemployment. At the same time, dislocations in the financial sector may make it more difficult, and more costly, to finance new projects. These factors, particularly in the absence of energy policies which encourage renewable technologies such as energy-from-waste, may make it more difficult for us to sell waste disposal services or energy at prices sufficient to allow us to grow our business through developing and building new projects.

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

2009 acquisitions, business development and dispositions

Domestic Business:

•	We signed a definitive agreement to acquire from Veolia Environmental Services North America Corp. most of its North American energy-from-waste business for a purchase price of $450 million, less net debt (consolidated indebtedness net of cash and restricted funds held in trust) and subject to certain other adjustments. The operations to be acquired include seven energy-from-waste facilities, which are located in California, Florida, New York, Pennsylvania, and Vancouver, Canada. The operations also include a transfer station located in Pennsylvania. Each of the operations to be acquired includes a long-term operating contract with the respective municipal client. Six of the energy-from-waste facilities and the transfer station are publicly-owned facilities, and we will acquire a majority ownership stake in one energy-from-waste facility (Montgomery, Pennsylvania). Collectively, these seven energy-from-waste facilities process approximately 3 million tons of waste per year. We expect that the entire transaction will close by year end. However, the closing of the transaction may occur in stages and is conditioned upon receipt of customary regulatory and other approvals or consents. The failure to obtain certain approvals or consents may result in the removal of certain businesses from the transaction and a related price reduction.

•	Our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tons per day (“tpd”) energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired on June 30, 2009. Effective June 30, 2009, we entered into the following transactions, which extend our interest in the Detroit Facility:

•	We purchased an undivided 30% owner participant interest in the Detroit Facility and final working capital for total cash consideration of approximately $7.9 million.
•	We entered into an operating and maintenance agreement with owners of the Detroit Facility, pursuant to which we will operate, maintain and provide certain other services for the owners at the Detroit Facility for a term of one year.
•	We entered into a waste disposal agreement with GDRRA pursuant to which we will dispose of the waste of the City of Detroit for a term of at least one year. The term of the waste disposal agreement will automatically renew for successive one-year terms unless either party provides advance written notice of termination in accordance with the provisions thereof. In addition, as an owner participant, we have the right, on one or more occasions, to call upon GDRRA to deliver the waste of the City of Detroit to the Detroit Facility at market-based rates. The call right continues for the duration of the participation agreement, which expires in 2035.

We have not finalized negotiation of pricing for a new steam agreement for the Detroit Facility. Securing a steam agreement with appropriate pricing is important for the long-term economic viability of the Detroit Facility.

•	We acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania for cash consideration of approximately $17.5 million, subject to final working capital adjustments.

International Business:

•	We entered into agreements to terminate our joint venture with Guangzhou Development Power Investment Co., Ltd. (“GDPI”) and to sell our 40% equity interest in the joint venture entity, Guangzhou Development Covanta Environmental Energy Co., Ltd., at book value to an affiliate of GDPI for approximately $1.2 million. The termination and sale are conditional upon various regulatory and other conditions precedent and is expected to close later this year. Notwithstanding the termination and sale, we intend to continue to cooperate with GDPI on the development of energy-from-waste projects in Guangdong Province, People’s Republic of China on a project by project basis.

2008 acquisitions and business development

Domestic Business:

•	We acquired Indeck Maine Energy, LLC which owned and operated two biomass energy facilities. The two nearly identical facilities, located in West Enfield and Jonesboro, Maine, added a total of 49 gross megawatts (“MW”) to our renewable energy portfolio. We sell the electric output and renewable energy credits from these facilities into the New England market. We acquired these two facilities for cash consideration of approximately $53.4 million, net of cash acquired, inclusive of final working capital adjustments.

•	We acquired an energy-from-waste facility in Tulsa, Oklahoma for cash consideration of approximately $12.7 million. The design capacity of the facility is 1,125 tpd of waste and gross electric capacity of 16.5 MW. This facility was shut down by the prior owner in the summer of 2007 and we returned two of the facility’s three boilers to service in November 2008. Since the acquisition of this energy-from-waste facility, we have invested approximately $5.3 million in capital improvements to restore its operational performance.

•	We acquired a landfill for the disposal of ash in Peabody, Massachusetts from Peabody Monofill Associates, Inc. and others for cash consideration of approximately $7.4 million.

•	We entered into new tip fee contracts which will supply waste to the Wallingford, Connecticut facility, following the expiration of the existing service fee contract in 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

•	We entered into a new tip fee contract with Kent County in Michigan which commenced on January 1, 2009 and extended the existing contract from 2010 to 2023. This contract is expected to supply waste utilizing most or all of the facility’s capacity. Previously this was a service fee contract.

•	We entered into a new service fee contract with the Pasco County Commission in Florida which commenced on January 1, 2009 and extended the existing contract from 2011 to 2016.

•	We entered into a new tip fee contract with the City of Indianapolis for a term of 10 years which commenced upon expiration of the existing service fee contract in December 2008. This contract represents approximately 50% of the facility’s capacity.

•	We entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Initial licensing fees and demonstration unit purchases approximated $6.5 million and $1.4 million during the year ended December 31, 2008 and six months ended June 30, 2009, respectively.

International Business:

•	We entered into an agreement with Beijing Baoluo Investment Co., Ltd. (“Beijing Baoluo”) to purchase a direct 58% equity interest in the Fuzhou project, a 1,200 metric tpd 24 MW mass-burn energy-from-waste project in China for approximately $14 million. We currently hold a noncontrolling interest in this project. This purchase was conditional upon various regulatory and other conditions precedent and was expected to close in the second quarter of 2009. Conditions required for closing were not achieved and Beijing Baoluo informed us that it no longer desired to proceed to closing the sale. We continue to hold a noncontrolling interest in this project.

Under Advanced Development/Construction

Domestic Business:

•	We entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and obtained a right of first refusal to purchase the facility. We have also agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg. As of June 30, 2009, we advanced $15.9 million under this funding arrangement. The facility improvements are expected to be completed in the second half of 2009. On July 1, 2009, the first repayment installment on the advance was due but not paid. We are pursuing efforts to collect the past due amount, and to ensure that other amounts we have advanced will be repaid when due.

•	We designed, constructed, operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County in Florida. In 2005, we entered into agreements with Hillsborough County to implement an expansion of this energy-from-waste facility, and to extend the agreement under which we operate the facility to 2027. Completion of the expansion, and commencement of the operation of the expanded project, is expected in the second half of 2009.

International Business:

•	We have entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project, which marks our most significant entry to date into the European waste and renewable energy markets, is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S.

We are responsible for the design and construction of the project, which is estimated to cost approximately €350 million and will require 36 months to complete, once full construction commences. We will operate and maintain the project for Dublin Waste to Energy Limited, which has a 25-year tip fee type contract with Dublin to provide disposal service for approximately 320,000 metric tons of waste annually. The project is structured on a build-own-operate-transfer model, where ownership will transfer to Dublin after the 25-year term, unless extended. The project is expected to sell electricity into the local grid under short-term arrangements. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project, and we expect to utilize debt financing for the project. The primary approvals and licenses for the project have been obtained, and any remaining consents, approvals and conditions necessary to begin full construction are expected to be obtained in due course. We have begun to perform preliminary on-site work and expect to commence full construction in the second half of 2009.

•	Our joint venture, Taixing Covanta Yanjiang Cogeneration Co., Ltd., of which we own 85%, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. The Taixing project is expected to commence construction in the second half of 2009 and be completed in 2011.

•	We and Chongqing Iron & Steel Company (Group) Limited have entered into a 25 year contract to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. In connection with this award, we invested $17.1 million for a 49% equity interest in the project joint venture company. The joint venture has obtained project financing for Rmb 480 million for the project, which we expect to be 49% guaranteed by us and 51% guaranteed by Chongqing Iron & Steel Company (Group) Limited until the project has been constructed and for one year after operations commence. The Chengdu project is expected to commence construction in the third quarter of 2009.

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

Effective January 1, 2009, we adopted the following pronouncements which required us to retrospectively restate previously disclosed condensed consolidated financial statements. Certain prior period amounts have thus been reclassified in the unaudited condensed consolidated financial statements to conform to the current period presentation.

•	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51” (“SFAS 160”). SFAS 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary. Under SFAS 160, we now report minority interests in subsidiaries (now referred to as “noncontrolling interests in subsidiaries”) as a separate component of equity in our condensed consolidated financial statements and show both net income attributable to the noncontrolling interest and net income attributable to the controlling interest on the face of the condensed consolidated income statement. SFAS 160 applies prospectively, except for presentation and disclosure requirements, which are applied retrospectively.
•	We adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for our 1.00% Senior Convertible Debentures (the “Debentures”) and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. FSP APB 14-1 also requires accretion of the resultant debt discount over the expected life of the Debentures, which is February 1, 2007 to February 1, 2012, the first permitted redemption date of the Debentures. The condensed consolidated income statements were retrospectively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Additional pre-tax non-cash convertible debt related expense	$(4.5)	$(8.8)
Additional deferred tax benefit	1.9	3.7

Retrospective change in net income and retained earnings	$(2.6)	$(5.1)

Change to basic earnings per share	$(0.01)	$(0.03)

Change to diluted earnings per share	$(0.02)	$(0.04)

For the three and six months ended June 30, 2009, the additional pre-tax non-cash convertible debt related expense recognized in our condensed consolidated income statement related to the adoption of FSP APB 14-1 was $4.8 million and $9.5 million, respectively.

Consolidated Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2009 vs. Results for the Three and Six Months Ended June 30, 2008

	For the		For the		Variance
	Three Months Ended		Six Months Ended		Increase/(Decrease)
	June 30,		June 30,		Three	Six
	2009	2008	2009	2008	Month	Month
		(As Adjusted)		(As Adjusted)
			(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$375,786	$422,996	$734,546	$811,762	$(47,210)	$(77,216)
Total operating expenses	314,454	346,467	670,022	704,468	(32,013)	(34,446)

Operating income	61,332	76,529	64,524	107,294	(15,197)	(42,770)

Other Income (Expense):
Investment income	1,156	1,052	2,184	2,692	104	(508)
Interest expense	(8,532)	(11,563)	(16,448)	(25,283)	(3,031)	(8,835)
Non-cash convertible debt related expense	(6,395)	(4,453)	(11,097)	(8,827)	1,942	2,270

Total other expense	(13,771)	(14,964)	(25,361)	(31,418)	(1,193)	(6,057)

Income before income tax expense, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	47,561	61,565	39,163	75,876	(14,004)	(36,713)
Income tax expense	(17,901)	(24,361)	(14,583)	(30,032)	(6,460)	(15,449)
Equity in net income from unconsolidated investments	5,671	7,320	11,480	12,812	(1,649)	(1,332)

NET INCOME	35,331	44,524	36,060	58,656	(9,193)	(22,596)

Less: Net income attributable to noncontrolling interests in subsidiaries	(2,164)	(2,225)	(3,544)	(4,094)	(61)	(550)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$33,167	$42,299	$32,516	$54,562	(9,132)	(22,046)

Weighted Average Common Shares Outstanding:
Basic	153,731	153,387	153,600	153,276	344	324

Diluted	154,953	154,848	154,846	154,710	105	136

Earnings Per Share:
Basic	$0.22	$0.28	$0.21	$0.36	$(0.06)	$(0.15)

Diluted	$0.21	$0.27	$0.21	$0.35	$(0.06)	$(0.14)

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

Operating revenues decreased by $47.2 million and $77.2 million for the three and six month comparative periods, respectively, primarily due to the following:

•	decreased electricity and steam sales revenue due to lower fuel pass throughs at our Indian facilities and foreign exchange impacts in 2009, and
•	decreased waste and service revenues and decreased recycled metal revenues at our existing energy-from-waste facilities in our Domestic segment, offset by
•	increased electricity and steam sales in our Domestic segment due to acquired businesses and new contracts at our Indianapolis and Kent facilities.

Operating expenses decreased by $32.0 million and $34.4 million for the three and six month comparative periods, respectively, primarily due to the following:

•	decreased plant operating expenses at our Indian facilities resulting primarily from lower fuel costs and foreign exchange impacts in 2009, and
•	decreased plant operating expenses at our existing energy-from-waste facilities resulting primarily from lower energy costs and reduced maintenance expense due to less unscheduled down time, offset by
•	increased plant operating expenses resulting from cost escalations, and
•	$5.2 million of business interruption insurance recoveries at our SEMASS facility recorded in the second quarter of 2008, and
•	higher costs resulting from the transition of the Indianapolis and Kent facilities from Service Fee to Tip Fee contracts, and
•	additional operating costs, net of contra expenses recorded related to the generation of renewable energy credits, from new businesses acquired in the Domestic segment.

Investment income increased by $0.1 million and decreased by $0.5 million for the three and six month comparative periods, respectively, primarily due to lower interest rates on invested funds. Interest expense decreased by $3.0 million and $8.8 million for the three and six month comparative periods, respectively, primarily due to lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below). Non-cash convertible debt related expense increased by $1.9 million and $2.3 million for the three and six month comparative periods, respectively, primarily due to amortization of the debt discount related to the 3.25% Cash Convertible Senior Notes issued during the quarter ended June 30, 2009.

Income tax expense decreased by $6.5 million and $15.4 million for the three and six month comparative periods, respectively, primarily due to lower pre-tax income resulting from decreased waste and service revenues and recycled metal revenue at our energy-from-waste facilities.

Equity in net income from unconsolidated investments decreased by $1.6 million and $1.3 million for the three and six month comparative periods, respectively, primarily due to higher taxes for Quezon Power, Inc.

Domestic Business Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2009 vs. Results for the Three and Six Months Ended June 30, 2008

	For the		For the
	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase/(Decrease)
	2009	2008	2009	2008	Three Month	Six Month
	(Unaudited, in thousands)

Waste and service revenues	$226,881	$241,736	$432,233	$458,555	$(14,855)	$(26,322)
Electricity and steam sales	95,995	95,633	197,244	186,723	362	10,521
Other operating revenues	6,579	13,360	13,151	28,735	(6,781)	(15,584)

Total operating revenues	329,455	350,729	642,628	674,013	(21,274)	(31,385)

Plant operating expenses	183,092	180,504	405,492	385,798	2,588	19,694
Depreciation and amortization expense	49,384	49,228	99,106	95,385	156	3,721
Net interest expense on project debt	11,165	12,256	22,835	24,366	(1,091)	(1,531)
General and administrative expenses	19,888	19,664	39,381	39,282	224	99
Other operating expense	6,122	15,524	11,575	30,275	(9,402)	(18,700)

Total operating expenses	269,651	277,176	578,389	575,106	(7,525)	3,283

Operating income	$59,804	$73,553	$64,239	$98,907	(13,749)	(34,668)

Operating Revenues

Operating revenues for the domestic segment decreased by $21.3 million and $31.4 million for the three and six month comparative periods, respectively, as reflected in the comparison of existing business and new business in the chart below and the discussion of key variance drivers which follows (in millions):

	Domestic Segment Operating Revenue Variances
	Three Months			Six Months
	Existing	New		Existing	New
	Business	Business (A)	Total	Business	Business (B)	Total

Waste and service revenues
Service fee	$(11.2)	$—	$(11.2)	$(19.7)	$—	$(19.7)
Tip fee	6.4	3.1	9.5	8.5	4.2	12.7
Recycled metal	(13.3)	0.1	(13.2)	(19.4)	0.1	(19.3)

Total waste and service revenues	(18.1)	3.2	(14.9)	(30.6)	4.3	(26.3)
Electricity and steam sales	(2.9)	3.3	0.4	1.1	9.4	10.5
Other operating revenues	(6.8)	—	(6.8)	(15.6)	—	(15.6)

Total operating revenues	$(27.8)	$6.5	$(21.3)	$(45.1)	$13.7	$(31.4)

(A)	This column represents the results of operations for the three months ended June 30, 2009 for businesses acquired and operated after June 30, 2008.

(B)	This column represents the results of operations for the six months ended June 30, 2009 for businesses acquired and operated after June 30, 2008 plus the results of operations for the three months ended March 31, 2009 for businesses acquired after March 31, 2008.

•	Revenues from Service Fee arrangements for existing business decreased primarily due to the new contracts at our Indianapolis and Kent facilities and lower revenues earned explicitly to service project debt of $4.4 million and $8.6 million for the three and six month comparative periods, respectively, partially offset by contractual escalations.
•	Revenues from Tip Fee arrangements for existing business increased primarily due to the new contracts at our Indianapolis and Kent facilities and higher waste volume, offset by lower pricing for the three months and six months ended June 30, 2009.

•	Recycled metal revenues were $5.8 million and $11.0 million for the three and six months ended June 30, 2009, respectively, which decreased compared to the same prior year periods due to lower pricing, partially offset by increased recovered metal volume. During the second and third quarters of 2008, we experienced historically high prices for recycled metal which declined significantly during the fourth quarter of 2008 and the impact on revenue is reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2009	2008	2007

March 31,	$5.2	$11.4	$7.0
June 30,	5.8	19.0	7.5
September 30,	N/A	17.3	7.9
December 31,	N/A	5.9	9.1

Total for the Year Ended December 31,	N/A	$53.6	$31.5

•	Electricity and steam sales for existing business decreased for the three months ended June 30, 2009 by $2.9 million. This was due to a decrease of $8.2 million primarily due to lower energy pricing offset by increased revenue of $5.2 million related to contract changes at our Indianapolis and Kent facilities. Electricity and steam sales increased for the six months ended June 30, 2009 primarily due to contract changes at our Indianapolis and Kent facilities partially offset by lower energy pricing and production.
•	Other operating revenues for existing business decreased primarily due to the timing of construction activity.

Operating Expenses

Variances in plant operating expenses for the domestic segment are as follows (in millions):

Domestic Segment Plant Operating Expense Variances
	Three Months			Six Months
	Existing	New		Existing	New
	Business	Business (A)	Total	Business	Business (B)	Total

Total plant operating expenses	$(5.4)	$8.0	$2.6	$(0.6)	$20.3	$19.7

(A)	This column represents the results of operations for the three months ended June 30, 2009 for businesses acquired and operated after June 30, 2008.

(B)	This column represents the results of operations for the six months ended June 30, 2009 for businesses acquired and operated after June 30, 2008 plus the results of operations for the three months ended March 31, 2009 for businesses acquired and operated after March 31, 2008.

Existing business plant operating expenses decreased by $5.4 million and $0.6 million for the three and six month comparative periods, respectively. For the three months ended June 30, 2009, existing business plant operating expense declined by $10.6 million primarily due to the impact of lower energy related costs and reduced maintenance expense due to less unscheduled down time, partially offset by cost escalations, $5.2 million of business interruption insurance recoveries at our SEMASS facility recorded in the second quarter of 2008 and higher costs resulting from the new contracts at our Indianapolis and Kent facilities.

Depreciation and amortization expense increased by $0.2 million and $3.7 million for the three and six month comparative periods, respectively, primarily due to capital expenditures and new business.

Other operating expense decreased by $9.4 million and $18.7 million for the three and six month comparative periods, respectively, primarily due to timing of construction activity and lower losses on retirement of assets.

International Business Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2009 vs. Results for the Three and Six Months Ended June 30, 2008

	For the		For the
	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase/(Decrease)
	2009	2008	2009	2008	Three Month	Six Month
	(Unaudited, in thousands)

Waste and service revenues	$961	$953	$1,878	$1,757	$8	$(121)
Electricity and steam sales	40,545	68,199	81,165	130,174	(27,654)	(49,009)

Total operating revenues	41,506	69,152	83,043	131,931	(27,646)	(48,888)

Plant operating expenses	31,464	58,104	65,106	111,821	(26,640)	(46,715)
Depreciation and amortization expense	1,760	2,340	3,509	4,745	(580)	(1,236)
Net interest expense on project debt	943	1,520	2,042	3,171	(577)	(1,129)
General and administrative expenses	6,389	3,264	11,817	7,054	3,125	4,763
Other operating expense	(1,089)	418	(611)	(4,204)	(1,507)	3,593

Total operating expenses	39,467	65,646	81,863	122,587	(26,179)	(40,724)

Operating income	$2,039	$3,506	$1,180	$9,344	(1,467)	(8,164)

The decreases in revenues and plant operating expenses resulted primarily from lower fuel costs at our Indian facilities, which are a pass through at both facilities, and foreign exchange impacts in 2009, partially offset by increased demand from the electricity offtaker and resulting higher electricity generation.

General and administrative expenses increased by $3.1 million and $4.8 million for the three and six month comparative periods, respectively, primarily due to additional business development spending, and normal wage and benefit escalations.

Other operating expense decreased by $1.5 million for the three month comparative period primarily due to foreign currency gains recorded during the three months ended June 30, 2009, compared to foreign currency losses in the comparative period in 2008. Other operating expense increased by $3.6 million for the six month comparative period primarily due to insurance recoveries received during the six months ended June 30, 2008 and unfavorable foreign exchange impacts in 2009.

LIQUIDITY AND CAPITAL RESOURCES

We generate substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs, invest in our business, pay down debt, and pursue strategic growth opportunities. In addition to our ongoing cash flow, we have access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $551.2 million, restricted cash available to service project debt of $278.9 million, and the Revolving Loan Facility, which had undrawn and available capacity of $300 million as of June 30, 2009.

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

Sources and Uses of Cash Flow for the Six Months Ended June 30, 2009 and 2008:

	For the Six Months		Increase
	Ended June 30,		(Decrease)
	2009	2008	2009 vs 2008
	(Unaudited, in thousands)

Net cash provided by operating activities	$137,322	$161,351	$(24,029)
Net cash used in investing activities	(76,725)	(80,155)	(3,430)
Net cash provided by (used) in financing activities	297,788	(87,007)	384,795
Effect of exchange rate changes on cash and cash equivalents	388	111	277

Net increase (decrease) in cash and cash equivalents	$358,773	$(5,700)	364,473

Net cash provided by operating activities for the six months ended June 30, 2009 was $137.3 million, a decrease of $24.0 million from the prior year period. The decrease was primarily due to results of operations offset by the timing of working capital and reduced interest expense.

Net cash used in investing activities for the six months ended June 30, 2009 was $76.7 million, a decrease of $3.4 million from the prior year period. The decrease was primarily comprised of lower cash outflows of:

•	$11.7 million in purchases of property, plant and equipment primarily due to timing of maintenance capital expenditures in the six months ended June 30, 2009 and higher refurbishment expenditures in the six months ended June 30, 2008 for two California biomass facilities acquired in 2007; and
•	$9.5 million related to lower purchases of equity interests in 2009; and
•	$3.1 million related to lower acquisition of businesses in 2009 and other activities;

Offset by:

•	$8.0 million related to net investments in fixed maturities at our insurance subsidiary; and
•	$6.6 million related to a loan issued for the Harrisburg energy-from-waste facility; and
•	$6.3 million of property insurance proceeds received in the first six months of 2008.

Net cash provided by financing activities for the six months ended June 30, 2009 was $297.8 million, an increase of $384.8 million from the prior year period, of which $388.9 million related to the proceeds received from the issuance of the Notes, offset by a net use of cash of $4.1 million, described below:

The Notes and related transactions resulted in net proceeds of $388.9 million, consisting of:

•	proceeds of $460 million from the sale of the Notes;
•	proceeds of $54.0 million from the sale of Warrants;
•	use of cash of $112.4 million to purchase the Note Hedge; and
•	use of cash of $12.7 million for transaction related costs.

The remaining net increase in uses of cash of $4.1 million was primarily driven by:

•	payment of $55.1 million of the Hempstead energy-from-waste facility project debt; offset by a
•	release of $52 million from restricted funds.

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of June 30, 2009, we had unrestricted cash and cash equivalents of $551.2 million.

Restricted Funds Held in Trust

Restricted funds held in trust are primarily amounts received by third party trustees relating to certain projects we own which may be used only for specified purposes. We generally do not control these accounts. They primarily include debt service reserves for payment of principal and interest on project debt, and deposits of revenues received with respect to projects prior to their disbursement, as provided in the relevant indenture or other agreements. Such funds are invested principally in United States Treasury bills and notes, United States government agency securities and AAA- rated money market funds.

Restricted fund balances are as follows (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Current	Noncurrent	Current	Noncurrent

Debt service funds	$73,693	$95,383	$103,371	$97,761
Revenue funds	22,284	—	25,105	—
Other funds	43,230	44,292	46,617	52,057

Total	$139,207	$139,675	$175,093	$149,818

Of the $278.9 million in total restricted funds as of June 30, 2009, approximately $159.3 million was designated for future payment of project debt principal.

On June 22, 2009, we redeemed approximately $55.1 million of the outstanding serial revenue bonds related to the Hempstead energy-from-waste facility which were due on December 1, 2009 in the accordance with the terms of our indenture. The redemption was made from debt service reserves and included accrued and unpaid interest to the date of redemption.

Short-Term Liquidity

The credit facilities are comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of June 30, 2009, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	June 30, 2009	June 30, 2009

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$283,031	$36,969

(1)	Up to $200 million of which may be utilized for letters of credit.

In July 2009, the 6.8% pro rata commitment previously provided by Lehman Brothers Commercial Bank under the Revolving Loan Facility was assigned to another financial institution.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 6. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009. As of June 30, 2009, we were in compliance with the covenants under the Credit Facilities.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.00 to 1.00 for the four quarter period ended June 30, 2009, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges. The maximum Covanta Energy leverage ratio allowed under the Credit Facilities adjusts in future periods as follows:

•	4.00 to 1.00 for each of the four quarter periods ended September 30, 2009;
•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;
•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and
•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	June 30,	December 31,
	2009	2008

3.25% Cash Convertible Senior Notes due 2014	$460,000	$—
Debt discount related to Cash Convertible Senior Notes	(122,206)	—
Cash conversion option derivative at fair value	130,951	—

3.25% Cash Convertible Senior Notes, net	468,745	—

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Senior Convertible Debentures	(54,880)	(64,369)

1.00% Senior Convertible Debentures, net	318,870	309,381

Term Loan Facility due 2014	635,375	638,625
Other long-term debt	416	512

Total	1,423,406	948,518
Less: current portion	(6,639)	(6,922)

Total long-term debt	$1,416,767	$941,596

See Management’s Discussion and Analysis of Financial Condition and Results of Operations above for a discussion of the liability component associated with the Debentures and the retrospective accounting change resulting from the adoption of FSP APB 14-1 effective January 1, 2009.

3.25% Cash Convertible Senior Notes due 2014

During the three months ended June 30, 2009, we issued $460 million aggregate principal amount of 3.25% Cash Convertible Senior Notes (the “Notes”) due 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. The Notes are convertible by the holders into cash only, based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $18.55 per share) and only in certain limited circumstances. This Cash Conversion Option is an embedded derivative and is recorded at fair value quarterly as a component of our long-term debt.

In order to reduce our exposure to potential cash payments in excess of the principal amount of the Notes resulting from the Cash Conversion Option, we entered into two separate privately negotiated transactions with affiliates of certain of the initial purchasers of the Notes (the “Option Counterparties”) for a net cash outflow of $58.4 million.

•	We purchased, for $112.4 million, cash settled call options on our common stock (the “Note Hedge”) initially correlating to the same number of shares as those initially underlying the Notes subject to generally similar customary adjustments, which have economic characteristics similar to those of the Cash Conversion Option embedded in the Notes. The Note Hedge is a derivative which is recorded at fair value quarterly and is recorded in Other Assets.

•	We sold, for $54.0 million, warrants (the “Warrants”) correlating to the same number of shares as those initially underlying the Notes, which are net share settled and could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The strike price of the Warrants is approximately $25.74 per share and is subject to customary adjustments. The Warrants are recorded at the amounts received net of expenses within additional paid-in capital.

When combined with the Note Hedge and Warrants, we believe that the net financial impact upon maturity of the Notes will consist of cash payments of the face value of $460 million and net share settlement of the Warrants to the extent that the stock price exceeds $25.74 at that time.

Net proceeds from the above transactions were $388.9 million, consisting of gross proceeds of $460.0 million from the Notes and $54.0 million of proceeds from the Warrants, less the $112.4 million purchase price for the Note Hedge and $12.7 million of purchase discounts and other offering expenses.

We have used and will use the net proceeds from the offering, together with the proceeds from the Warrant transactions, for general corporate purposes, which may include capital expenditures, potential permitted investments or permitted acquisitions.

The Notes constitute general unsecured senior obligations and rank equally in right of payment with our existing and future senior unsecured indebtedness. The Notes are effectively junior to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and liabilities (including trade payables) of our subsidiaries.

For a more detailed description of the terms of the Notes, the Note Hedge, the Cash Conversion Option, and the Warrants (each of which is defined above) and their accounting treatment, see Note 6. Changes in Capitalization, Note 11. Financial Instruments and Note 12. Derivative Instruments in the Notes to the Condensed Consolidated Financial Statements.

1.00% Senior Convertible Debentures due 2027

See Management’s Discussion and Analysis of Financial Condition and Results of Operations above for a discussion of the liability component associated with the Debentures and the retrospective accounting change resulting from the adoption of FSP APB 14-1 effective January 1, 2009.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 6 of the Notes to Consolidated Financial Statements in our Audited Consolidated Financial Statements and accompanying Notes in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

Project Debt

Domestic Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to Covanta ARC LLC, but is non-recourse to us, which as of June 30, 2009 aggregated to $251.2 million.

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

Capital Requirements

Except for amounts related to the issuance of the 3.25% Cash Convertible Senior Notes due 2014 during the three months ended June 30, 2009, our projected contractual obligations are consistent with amounts disclosed in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

During the three months ended June 30, 2009, we issued the following aggregate principal amount of 3.25% Cash Convertible Senior Notes due 2014 for resale to certain qualified institutional buyers (in thousands):

		Payments Due by Period
		Remainder of	2010 and	2012 and	2014 and
	Total	2009	2011	2013	Beyond

3.25% Cash Convertible Senior Notes due 2014(1)	$460,000	$—	$—	$—	$460,000
Interest payments on 3.25% Cash Convertible Senior Notes	$75,149	$7,874	$29,900	$29,900	$7,475

(1)	The Notes bear interest at a rate of 3.25% per year, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, the Notes are convertible by the holders thereof, at any time prior to March 1, 2014, into cash only, based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of Notes, (which represents an initial conversion price of approximately $18.55 per share).

Other Commitments

Other commitments as of June 30, 2009 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$289,888	$31,344	$258,544
Surety bonds	67,158	—	67,158

Total other commitments — net	$357,046	$31,344	$325,702

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

The surety bonds listed on the table above relate primarily to performance obligations ($58.2 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, see Note 6. Long-Term Debt of the Notes to Consolidated Financial Statements included in our Audited Consolidated Financial Statements and accompanying Notes in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

We have certain contingent obligations related to the Notes. These are:

•	holders may require us to repurchase their Notes, if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.

For specific criteria related to contingent interest, conversion or redemption features of the Notes, see Liquidity and Capital Resources above.

We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate certain domestic and international energy and waste facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain or guarantee financing for a project. With respect to our domestic and international businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees on our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such domestic and international damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be material. To date, we have not incurred material liabilities under such performance guarantees, either on domestic or international projects.

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Except for the adoption of the pronouncements discussed below, management believes there have been no material changes during the six months ended June 30, 2009 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

Effective January 1, 2009, we adopted FSP APB 14-1.  FSP APB 14-1 is effective for our Debentures and requires retrospective application for all periods presented. The FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 7.25% discount rate, our estimated borrowing rate at the date of the issuance of the Debentures for a similar debt instrument without the conversion feature

For the quarter ended June 30, 2009, we adopted FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, and FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” These FSPs are intended to provide additional application guidance and enhance disclosures regarding fair value measurements. They require management to use judgment to determine whether a market is distressed or not orderly, disclose methods and significant assumptions used to estimate fair value and use judgment to determine whether a debt security is other-than-temporarily impaired. The adoption of these FSPs did not have a material impact on our condensed consolidated financial statements and resulted primarily in additional financial reporting disclosures.

Fair values of derivative instruments are determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. We recognize derivative instruments on the balance sheet at their fair value. The Cash Conversion Option is valued quarterly using a Black Scholes model incorporating our common stock closing price at the reporting date and an implied volatility factor for our common stock; to determine the value of the Note Hedge, the Cash Conversion Option amount is then discounted at a discount rate reflecting the Option Counterparties’ credit standing. The Option Counterparties are highly rated financial institutions, none of whom experienced any significant downgrades during the three months ended June 30, 2009 which could reduce any receivable amount owed to us. The contingent interest features related to the Debentures and the Notes are valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

Recent Accounting Pronouncements

See Note 2. Recent Accounting Pronouncements of the Notes to the Condensed Consolidated Financial Statements for information related to new accounting pronouncements.

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

Except as described below, there has been no material changes during the six months ended June 30, 2009 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Cash Conversion Option and Note Hedge related to the 3.25% Cash Convertible Senior Notes

The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. The fair value of the Cash Conversion Option was $131.0 million as of June 30, 2009. The Note Hedge is accounted for as a derivative instrument under SFAS 133 and as such, is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. The fair value of the Note Hedge was $119.5 million as of June 30, 2009. The contingent interest features of the Notes are embedded derivative instruments. The fair value of the contingent interest features of the Notes was zero as of June 30, 2009.

We expect the gain or loss from the Note Hedge transactions to offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. Accordingly, we do not expect there to be a material net impact to our condensed consolidated statement of income as a result of our issuing the Notes and entering into the Note Hedge transactions. Our most significant credit exposure arises from the Note Hedge of the Notes. The fair value of the Note Hedge reflects the maximum loss that would be incurred should the Option Counterparties fail to perform according to the terms of the Note Hedge agreement. The Option Counterparties are highly rated financial institutions and we believe that the credit risk associated with their non-performance is not significant.

For additional information related to the Notes, Cash Conversion Option, and Note Hedge, see Liquidity and Capital Resources above.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2009. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

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

Except as described below, there have been no material changes during the six months ended June 30, 2009 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

We are subject to counterparty risk with respect to the cash convertible note hedge transactions.

The option counterparties to our cash convertible note hedge transactions are financial institutions or affiliates of financial institutions, and we are subject to risks that these option counterparties default under these transactions. Our exposure to counterparty credit risk is not secured by any collateral.

Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including a bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If one or more of the option counterparties to one or more of our cash convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and in volatility of our stock. We may also suffer adverse tax consequences as a result of a default by one of the option counterparties. In addition, a default by an option counterparty many result in our inability to repay the 3.25% Cash Convertible Senior Notes under the negative covenants in the credit agreement or otherwise. We can provide no assurances as to the financial stability or viability of any of our counterparties.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2009, we issued $400 million aggregate principal amount of 3.25% Cash Convertible Senior Notes (the “Notes”) due 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. On June 15, 2009, we issued an additional $60 million aggregate principal amount of Notes to the same qualified institutional buyers to cover over-allotments. See Note 6. Changes in Capitalization of the Notes to the Condensed Consolidated Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 7, 2009. At that meeting, stockholders voted on the following proposals:

1. To elect twelve directors to serve a one-year term that will expire at the next Annual Meeting of Stockholders. The votes cast for each director were as follows:

Directors	For	Withheld

David M. Barse	117,031,663	3,975,732
Ronald J. Broglio	120,685,764	321,631
Peter C.B. Bynoe	120,605,293	402,102
Linda J. Fisher	120,685,956	321,439
Joseph M. Holsten	120,684,451	322,944
Richard L. Huber	116,404,622	4,602,773
Anthony J. Orlando	120,684,847	322,548
William C. Pate	120,681,392	326,003
Robert S. Silberman	120,593,377	414,018
Jean Smith	120,688,351	319,044
Clayton Yeutter	116,640,523	4,366,872
Samuel Zell	116,593,314	4,414,081

2. To amend the Equity Award Plan for Employees and Officers to provide for additional types of long-term incentive performance awards in the form of restricted stock units, performance shares and performance units.

Votes For	Votes Against	Abstentions	Broker Non-Vote

104,458,048	1,778,198	111,676	14,659,473

3. To ratify the appointment of Ernst & Young LLP, the independent registered public accountants, as our independent auditors for the 2009 fiscal year.

Votes For	Votes Against	Abstentions

120,858,965	91,232	57,198

Item 5.	OTHER INFORMATION

(a) None.

(b) Not applicable.

Item 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer.

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

Date: July 22, 2009