Form 10-Q
period 2009-09-30
COVANTA HOLDING CORP
filed 2009-10-21
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Applicable Only to Corporate Issuers:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at October 15, 2009

Common Stock, $0.10 par value	154,922,056 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2009

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$233,187	$238,304	$667,298	$698,616
Electricity and steam sales	161,342	183,821	439,751	500,718
Other operating revenues	14,180	16,546	36,206	51,099

Total operating revenues	408,709	438,671	1,143,255	1,250,433

OPERATING EXPENSES:
Plant operating expenses	233,290	245,966	703,888	743,585
Depreciation and amortization expense	48,057	51,980	150,717	152,144
Net interest expense on project debt	12,634	13,745	37,511	41,282
General and administrative expenses	28,945	23,282	81,366	70,571
Other operating expenses	14,804	15,615	34,270	47,474

Total operating expenses	337,730	350,588	1,007,752	1,055,056

Operating income	70,979	88,083	135,503	195,377

Other income (expense):
Investment income	952	1,520	3,136	4,212
Interest expense	(10,843)	(10,593)	(27,291)	(35,876)
Non-cash convertible debt related expense	(3,465)	(4,535)	(14,562)	(13,362)

Total other expenses	(13,356)	(13,608)	(38,717)	(45,026)

Income before income tax expense, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	57,623	74,475	96,786	150,351
Income tax expense	(19,614)	(29,753)	(34,197)	(59,785)
Equity in net income from unconsolidated investments	5,611	5,543	17,091	18,355

NET INCOME	43,620	50,265	79,680	108,921

Less: Net income attributable to noncontrolling interests in subsidiaries	(2,768)	(3,166)	(6,312)	(7,260)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$40,852	$47,099	$73,368	$101,661

Weighted Average Common Shares Outstanding:
Basic	153,779	153,411	153,660	153,321

Diluted	155,110	154,833	154,935	154,751

Earnings Per Share:
Basic	$0.27	$0.31	$0.48	$0.66

Diluted	$0.26	$0.30	$0.47	$0.66

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except per
	share amounts)

ASSETS
Current:
Cash and cash equivalents	$372,600	$192,393
Restricted funds held in trust	181,043	175,093
Receivables (less allowances of $4,107 and $3,437)	289,408	243,791
Unbilled service receivables	41,504	49,468
Deferred income taxes	38,921	—
Prepaid expenses and other current assets	128,341	123,514

Total Current Assets	1,051,817	784,259
Property, plant and equipment, net	2,612,304	2,530,035
Investments in fixed maturities at market (cost: $25,984 and $26,620, respectively)	26,749	26,737
Restricted funds held in trust	154,161	149,818
Unbilled service receivables	38,541	44,298
Waste, service and energy contracts, net	388,390	223,397
Other intangible assets, net	85,252	83,331
Goodwill	202,996	195,617
Investments in investees and joint ventures	124,347	102,953
Other assets	289,469	139,544

Total Assets	$4,974,026	$4,279,989

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$6,599	$6,922
Current portion of project debt	187,886	198,034
Accounts payable	36,423	24,470
Deferred revenue	21,809	15,202
Accrued expenses and other current liabilities	223,532	215,046

Total Current Liabilities	476,249	459,674
Long-term debt	1,408,085	941,596
Project debt	834,901	880,336
Deferred income taxes	595,962	493,919
Waste and service contracts	104,662	114,532
Other liabilities	158,544	165,881

Total Liabilities	3,578,403	3,055,938

Commitments and Contingencies (Note 14)
Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 155,598 and 154,797 shares; outstanding 154,922 and 154,280 shares)	15,560	15,480
Additional paid-in capital	895,551	832,595
Accumulated other comprehensive loss	(3,906)	(8,205)
Accumulated earnings	422,587	349,219
Treasury stock, at par	(68)	(52)

Total Covanta Holding Corporation stockholders’ equity	1,329,724	1,189,037

Noncontrolling interests in subsidiaries	65,899	35,014

Total Equity	1,395,623	1,224,051

Total Liabilities and Equity	$4,974,026	$4,279,989

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
		(As Adjusted)
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$79,680	$108,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	150,717	152,144
Amortization of long-term debt deferred financing costs	3,591	2,777
Amortization of debt premium and discount	(6,382)	(8,282)
Non-cash convertible debt related expense	14,562	13,362
Stock-based compensation expense	10,724	11,386
Equity in net income from unconsolidated investments	(17,091)	(18,355)
Dividends from unconsolidated investments	2,941	16,156
Deferred income taxes	14,612	37,526
Other, net	5,544	9,140
Increase in restricted funds held in trust	(2,824)	(55,570)
Change in working capital, net of effects of acquisitions	(8,341)	1,497

Net cash provided by operating activities	247,733	270,702

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	5,467	20,175
Purchase of investment securities	(6,053)	(18,662)
Purchase of property, plant and equipment	(59,109)	(67,300)
Purchase of equity interest	(8,938)	(18,503)
Acquisition of businesses, net of cash acquired	(251,734)	(20,128)
Acquisition of land use rights	—	(16,004)
Loan issued to client community to fund certain facility improvements, net of repayments	(8,605)	(2,373)
Property insurance proceeds	—	6,315
Other, net	(652)	(1,776)

Net cash used in investing activities	(329,624)	(118,256)

FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	460,000	—
Proceeds from issuance of warrants	53,958	—
Purchase of convertible note hedge	(112,378)	—
Payment of long-term debt deferred financing costs	(14,264)	—
Payment of project debt deferred financing costs	(1,384)	—
Proceeds from borrowings on project debt	72,046	4,105
Payment of interest rate swap termination costs	(9,760)	—
Principal payments on long-term debt	(5,009)	(5,046)
Principal payments on project debt	(193,619)	(74,331)
Decrease (increase) in restricted funds held in trust	30,977	(44,589)
Proceeds from the exercise of options for common stock, net	374	265
Financings of insurance premiums, net	(9,443)	(8,062)
Distributions to partners of noncontrolling interests in subsidiaries	(9,596)	(5,038)

Net cash provided by (used in) financing activities	261,902	(132,696)

Effect of exchange rate changes on cash and cash equivalents	196	(153)

Net increase in cash and cash equivalents	180,207	19,597
Cash and cash equivalents at beginning of period	192,393	149,406

Cash and cash equivalents at end of period	$372,600	$169,003

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Subsidiaries	Total
					(Unaudited, in thousands)

Balance as of December 31, 2008 (As Adjusted)	154,797	$15,480	$832,595	$(8,205)	$349,219	517	$(52)	$35,014	$1,224,051
Stock-based compensation expense			10,724						10,724
Issuance of Warrants			53,846						53,846
Shares forfeited for terminated employees			2			19	(2)		—
Shares repurchased for tax withholdings for vested stock awards			(1,909)			140	(14)		(1,923)
Exercise of options to purchase common stock	61	6	367						373
Shares issued in non-vested stock award	740	74	(74)						—
Purchase price allocation for noncontrolling interests								33,428	33,428
Distributions to partners of noncontrolling interests in subsidiaries								(9,596)	(9,596)
Comprehensive income, net of income taxes:
Net income					73,368			6,312	79,680
Foreign currency translation				3,478				741	4,219
Pension and other postretirement plan unrecognized net loss				(126)					(126)
Net unrealized gain on available-for-sale securities				947					947

Total comprehensive income				4,299	73,368			7,053	84,720

Balance as of September 30, 2009	155,598	$15,560	$895,551	$(3,906)	$422,587	676	$(68)	$65,899	$1,395,623

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Subsidiaries	Total
					(Unaudited, in thousands)

Balance as of December 31, 2007 (As Adjusted)	154,281	$15,428	$821,338	$16,304	$220,259	359	$(36)	$40,773	$1,114,066
Stock-based compensation expense			11,386						11,386
Shares forfeited for terminated employees			2			19	(2)		—
Shares repurchased for tax withholdings for vested stock awards			(3,706)			137	(14)		(3,720)
Exercise of options to purchase common stock	19	2	245						247
Shares issued in non-vested stock award	494	49	(49)						—
Distributions to partners of noncontrolling interests in subsidiaries								(5,038)	(5,038)
Comprehensive (loss) income, net of income taxes:
Net income					101,661			7,260	108,921
Foreign currency translation				(2,352)				(2,798)	(5,150)
Pension and other postretirement plan unrecognized net loss				(508)					(508)
Net unrealized loss on available-for-sale securities				(994)					(994)

Total comprehensive (loss) income				(3,854)	101,661			4,462	102,269

Balance as of September 30, 2008 (As Adjusted)	154,794	$15,479	$829,216	$12,450	$321,920	515	$(52)	$40,197	$1,219,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

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

We own, have equity investments in, and/or operate 66 energy generation facilities, 55 of which are in the United States and 11 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, four landfills, which we use primarily for ash disposal, and several waste transfer stations. We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our financial statements. All intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2009. This Form 10-Q should be read in conjunction with the year ended December 31, 2008 Audited Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements included in our Form 8-K filed on May 18, 2009.

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

Effective January 1, 2009, we adopted the following standards which required us to retrospectively restate previously disclosed condensed consolidated financial statements. Certain prior period amounts have thus been recast in the unaudited condensed consolidated financial statements to conform to the current period presentation.

•	We adopted a recent accounting standard related to the presentation of noncontrolling interests in our consolidated financial statements. We now report noncontrolling interests in subsidiaries as a separate component of equity in our condensed consolidated financial statements and show both net income attributable to the noncontrolling interest and net income attributable to the controlling interest on the face of the condensed consolidated income statement.

•	We adopted a recent accounting standard related to accounting for convertible debt instruments that was effective for our $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures (the “Debentures”). As required, we separately accounted for the liability ($276.0 million as of the date of the issuance of the Debentures) and equity components ($97.8 million as of the date of the issuance of the Debentures) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 7.25% discount rate, our borrowing rate at the date of the issuance of the Debentures for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $56.1 million, which represents the difference between the proceeds from the issuance of the Debentures and the fair value of the liability, net of deferred taxes of $41.7 million as of the date of the issuance of the Debentures. For additional information, see Note 6. Changes in Capitalization.

The resultant debt discount is accreted over the expected life of the Debentures, which is February 1, 2007 to February 1, 2012, based on the first permitted redemption date of the Debentures. The condensed consolidated

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

income statements were retrospectively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Additional pre-tax non-cash convertible debt related expense	$(4.5)	$(13.4)
Additional deferred tax benefit	1.9	5.7

Retrospective change in net income and retained earnings	$(2.6)	$(7.7)

Change to basic earnings per share	$(0.01)	$(0.05)

Change to diluted earnings per share	$(0.02)	$(0.05)

For the three and nine months ended September 30, 2009, the additional pre-tax non-cash convertible debt related expense recognized in our condensed consolidated income statement resulting from the adoption of this accounting standard was $4.9 million and $14.4 million, respectively.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent accounting standards issued by the Financial Accounting Standards Board (“FASB”):

Effective Date for
Subject	Date Issued	Summary	Effect of Adoption	Covanta
Multiple Deliverable Element Arrangements	October 2009	Provides amendments to criteria for separating consideration in multiple element arrangements. As a result, multiple deliverable arrangements will be separate in more circumstances than in existing US GAAP.	Continuing to assess the potential effects of this standard on our consolidated financial statements.	January 1, 2011, with early adoption permitted.

Measuring Liabilities at Fair Value	August 2009	Provides clarification about the determination of the fair value in circumstances in which a quoted price in an active market for an identical liability is not available.	Continuing to assess the potential effects of this standard on our consolidated financial statements.	Year ended December 2009

Redeemable Equity Instruments	August 2009	Preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer.	No expected impact.	January 1, 2010

Consolidation of Variable Interest Entities	June 2009	Requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.	Continuing to assess the potential effects of this standard on our consolidated financial statements.	January 1, 2010

Employers’ Disclosures about Postretirement Benefit Plan Assets	December 2008	Requires extensive new annual fair value disclosures about assets in defined benefit postretirement benefit plans, as well as any concentrations of associated risks.	Additional annual financial reporting disclosures.	Year ended December 2009

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3.	ACQUISITIONS, BUSINESS DEVELOPMENT AND DISPOSITIONS

Our growth strategy includes the acquisition of waste and energy related businesses located in markets with significant growth opportunities and the development of new projects and expansion of existing projects. We will also consider acquiring or developing new technologies and businesses that are complementary with our existing renewable energy and waste services business. We adopted recent accounting standards for business combinations which were effective for business combinations for which the acquisition date is on or after January 1, 2009. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions. The acquisitions in the section below are not material to our condensed consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented.

Acquisitions and Business Development

Domestic

Veolia Energy-from-Waste Businesses

In August 2009, we acquired six energy-from-waste businesses and one transfer station business from Veolia Environmental Services North America Corp. (“Veolia EfW Acquisition”). The acquired businesses have a combined capacity of 6,600 tons per day (“tpd”) and are located in New York, Pennsylvania, California and Canada. Each of the operations acquired includes a long-term operating contract with the respective municipal client. Five of the energy-from-waste facilities and the transfer station are publicly-owned facilities. We also acquired a majority ownership stake in one of the energy-from-waste facilities during the third quarter of 2009, and entered into an agreement to acquire the remaining ownership stake in this facility. See Note 15. Subsequent Events.

The six energy-from-waste businesses and one transfer station business acquired as of September 30, 2009 were acquired for $259.3 million, including $11.4 million of cash and cash equivalents. In August 2009, we paid cash consideration of $245.3 million and expect to pay $14.0 million, which is currently held in escrow, pending final resolution of certain tax withholding matters. The consideration is subject to certain post-closing adjustments. The preliminary purchase price allocation included $138.5 million of property, plant and equipment, $199.3 million of intangible assets related to long-term operating contracts at each acquired Veolia business, except for the facility in which we acquired a majority ownership stake and $71.7 million of assumed debt. The acquired intangible assets will be amortized over an average remaining useful facility life of 29 years. The preliminary purchase price allocation, which includes no goodwill, is based on estimates and assumptions, any changes to which could affect the reported amounts of assets, liabilities and non-controlling interests resulting from this acquisition.

In addition, we expect to complete the Veolia EfW Acquisition by acquiring the 3,000 tpd energy-from-waste business in Miami-Dade, Florida by fiscal year-end 2009, which is conditioned upon receipt of certain third party consents.

Detroit Michigan Energy-from-Waste Facility

On June 30, 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tpd energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired. Effective June 30, 2009, we entered into the following transactions, which extend our interest in the Detroit Facility:

•	A newly-formed Covanta subsidiary purchased an undivided 30% owner participant interest in the Detroit Facility and final working capital for total cash consideration of approximately $7.9 million.

•	We entered into an operating and maintenance agreement with owners of the Detroit Facility, pursuant to which we will operate, maintain and provide certain other services for a term of one year. Under this agreement, we will earn a fixed fee and pass through to the owners of the Detroit Facility (or pay from the operating account) all expenses associated with operations and maintenance of the facility. Under the operating and maintenance agreement, we are required to deposit all operating revenues into the operating account. After paying all expenses, excess net revenues in the operating account flow to the owners of the facility in accordance with a contractually specified allocation schedule.

•	We entered into a waste disposal agreement with GDRRA pursuant to which we will dispose of the waste of the City of Detroit for a term of at least one year. The term of the waste disposal agreement will automatically renew for successive one-year terms unless either party provides advance written notice of termination in accordance with the provisions thereof. In addition, as an owner participant we have the right, on one or more occasions, to call upon

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GDRRA to deliver the waste of the City of Detroit to the Detroit Facility at market-based rates. The call right continues for the duration of the agreements expiring in 2035.

We have not finalized negotiation of pricing for a new steam agreement for the Detroit Facility. Securing a steam agreement with appropriate pricing is important for the long-term economic viability of the Detroit Facility.

Philadelphia Transfer Stations

On May 1, 2009, we acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania for cash consideration of approximately $17.4 million, inclusive of final working capital adjustments. The final purchase price allocation includes $5.9 million of identifiable intangible assets related primarily to customer relationships and goodwill of approximately $1.3 million.

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

Kent County, Michigan Energy-from-Waste Facility

On December 4, 2008, we entered into a new tip fee contract with Kent County, Michigan which commenced on January 1, 2009 and extended the existing contract from 2010 to 2023. This contract is expected to supply waste utilizing most or all of the facility’s capacity. Previously this was a service fee contract.

Pasco County, Florida Energy-from-Waste Facility

On September 23, 2008, we entered into a new service fee contract with Pasco County, Florida which commenced on January 1, 2009 and extended the existing contract from 2011 to 2016.

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

Alternative Energy Technology Development

We have entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Initial licensing fees and demonstration unit purchases approximated $6.5 million and $3.1 million during the year ended December 31, 2008 and nine months ended September 30, 2009, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Harrisburg Energy-from-Waste Facility

In February 2008, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we have a right of first refusal to purchase the facility. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg. We have advanced $17.5 million, of which $16.8 million is outstanding as of September 30, 2009 under this funding arrangement. The facility improvements are expected to be completed in late 2009. Current installment repayments of the advance have been received. However, due to the ongoing economic slowdown and precarious financial condition of the City of Harrisburg, we intend to closely monitor the situation and enforce our rights to require that all amounts we have advanced will be repaid when due.

Hillsborough County Energy-from-Waste Facility

We designed, constructed, and now operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County, Florida. In 2005, we entered into agreements with Hillsborough County to implement a 600 tpd expansion of this energy-from-waste facility, and to extend the agreement under which we operate the facility through 2027. During the third quarter of 2009, the expansion of the facility was deemed mechanically complete and interim operation began. Acceptance testing was successfully completed and commercial operation commenced effective September 5, 2009.

International

China Joint Ventures and Energy-from-Waste Facilities

On April 2, 2008, our project joint venture with Chongqing Iron & Steel Company (Group) Limited received an award to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality, in Sichuan Province, People’s Republic of China. On June 25, 2008, the project’s 25 year waste concession agreement was executed. In connection with this project, we invested $17.1 million for a 49% equity interest in the project joint venture company. The joint venture has obtained project financing for Rmb 480 million for the project, which is 49% guaranteed by us and 51% guaranteed by Chongqing Iron & Steel Company (Group) Limited until the project has been constructed and for one year after operations commence. The Chengdu project is expected to commence construction in late 2009.

On March 24, 2009, our joint venture Taixing Covanta Yanjiang Cogeneration Co., Ltd. of which we own 85%, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. The Taixing project is expected to commence construction in late 2009.

Dublin Joint Venture

On September 6, 2007, we entered into definitive agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. Project construction is estimated to cost approximately €350 million and is expected to require 36 months to complete, once full construction commences. Dublin Waste to Energy Limited has a 25-year tip fee type contract to provide disposal service for approximately 320,000 metric tons of waste annually. The project is expected to sell electricity into the local electricity grid. A portion of the electricity is expected to be eligible for a preferential renewable tariff. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project, and we expect to utilize debt financing for the project. The primary approvals and licenses for the project have been obtained, and any remaining consents, approvals and conditions necessary to begin full construction are expected to be obtained in due course. We have begun to perform preliminary on-site work and expect to commence full construction in late 2009 or early 2010.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income attributable to Covanta Holding Corporation	$40,852	$47,099	$73,368	$101,661

Basic earnings per share:
Weighted average basic common shares outstanding	153,779	153,411	153,660	153,321

Basic earnings per share	$0.27	$0.31	$0.48	$0.66

Diluted earnings per share:
Weighted average basic common shares outstanding	153,779	153,411	153,660	153,321
Dilutive effect of stock options	434	696	434	687
Dilutive effect of restricted stock	897	726	841	743
Dilutive effect of convertible debentures	—	—	—	—
Dilutive effect of warrants	—	—	—	—

Weighted average diluted common shares outstanding	155,110	154,833	154,935	154,751

Diluted earnings per share	$0.26	$0.30	$0.47	$0.66

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	1,981	300	1,981	300

Restricted stock awards excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—	—

See Note 1. Organization and Basis of Presentation for a discussion of the retrospective accounting change resulting from the adoption of a recent accounting standard related to accounting for convertible debt instruments.

On May 22, 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014. These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of the warrants. As of September 30, 2009, the warrants did not have a dilutive effect on earnings per share. See Note 6. Changes in Capitalization.

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027. The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. As of September 30, 2009, the Debentures did not have a dilutive effect on earnings per share.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5.	FINANCIAL INFORMATION BY BUSINESS SEGMENTS

We have two reportable segments, Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively. The results of our reportable segments are as follows (in thousands):

	Reportable Segments
	Domestic	International	All Other(1)	Total

Three Months Ended September 30, 2009:
Operating revenues	$345,643	$57,745	$5,321	$408,709
Operating income (loss)	68,731	4,601	(2,353)	70,979
Three Months Ended September 30, 2008:
Operating revenues	$354,948	$80,107	$3,616	$438,671
Operating income	83,701	4,211	171	88,083
Nine Months Ended September 30, 2009:
Operating revenues	$988,271	$140,788	$14,196	$1,143,255
Operating income (loss)	132,970	5,781	(3,248)	135,503
Nine Months Ended September 30, 2008:
Operating revenues	$1,028,961	$212,038	$9,434	$1,250,433
Operating income (loss)	182,608	13,555	(786)	195,377

(1)	All other is comprised of our insurance subsidiaries’ operations.

NOTE 6.	CHANGES IN CAPITALIZATION

Short-Term Liquidity

The credit facilities are comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of September 30, 2009, we were in compliance with all required covenants and had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	September 30, 2009	September 30, 2009

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$264,963	$55,037

(1)	Up to $200 million of which may be utilized for letters of credit.

In July 2009, the 6.8% pro rata commitment previously provided by Lehman Brothers Commercial Bank under the Revolving Loan Facility was assigned to another financial institution.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	September 30,	December 31,
	2009	2008

3.25% Cash Convertible Senior Notes due 2014	$460,000	$—
Debt discount related to Cash Convertible Senior Notes	(117,464)	—
Cash conversion option derivative at fair value	114,285	—

3.25% Cash Convertible Senior Notes, net	456,821	—

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Convertible Debentures	(50,006)	(64,369)

1.00% Senior Convertible Debentures, net	323,744	309,381

Term Loan Facility due 2014	633,750	638,625
Other long-term debt	369	512

Total	1,414,684	948,518
Less: current portion	(6,599)	(6,922)

Total long-term debt	$1,408,085	$941,596

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.25% Cash Convertible Senior Notes due 2014

On May 22, 2009, we issued $400 million aggregate principal amount of 3.25% Cash Convertible Senior Notes (the “Notes”) due 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. On June 15, 2009, we issued an additional $60 million aggregate principal amount of Notes upon exercise in full of an over-allotment option we granted as part of the private offering. We have used and will use the net proceeds from the offering for general corporate purposes, which may include capital expenditures, potential permitted investments or permitted acquisitions.

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

The Notes bear interest at a rate of 3.25% per year, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the indenture, failure to file required SEC documents and reports or if the holders cannot freely trade the Notes. When applicable, the contingent interest payable per $1,000 principal amount of Notes ranges from 0.25% to 0.50% per annum over the applicable term as provided under the indenture for the Notes. The contingent interest features of the Notes are embedded derivative instruments. The fair value of the contingent interest features of the Notes was zero as of September 30, 2009.

Under limited circumstances described below, the Notes are convertible by the holders thereof into cash only, based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $18.55 per share) subject to certain customary adjustments as provided in the indenture for the Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances. Holders may convert their Notes only under the following circumstances:

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

The Notes are recognized as long-term debt in our condensed consolidated financial statements. The difference between the face value of the Notes ($460.0 million as of the date of issuance of the Notes) and the amount recognized in the financial statements ($335.6 million as of the date of the issuance of the Notes) is the debt discount ($124.4 million as of the date of the issuance of the Notes) which is accreted to the Notes over their life and recognized as non-cash convertible debt related expense. For the three and nine months ended September 30, 2009, the pre-tax non-cash convertible debt related expense recognized in our condensed consolidated income statement related to the Notes was $4.7 million and $7.0 million, respectively.

The Notes are convertible into cash only, and therefore the cash conversion option that is part of the Notes is accounted for as a derivative. The initial valuation of the cash conversion option (the “Cash Conversion Option”) is an embedded derivative of $124.4 million, which is recognized as long-term debt in our condensed consolidated financial statements. The Cash Conversion Option is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. As of September 30, 2009, the fair value of the Cash Conversion Option was $114.3 million. See Note 11. Financial Instruments and Note 12. Derivative Instruments for additional information regarding the Cash Conversion Option.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the Notes offering, we entered into privately negotiated cash convertible note hedge transactions (the “Note Hedge”) with affiliates of certain of the initial purchasers of the Notes (the “Option Counterparties”) that are expected to reduce our exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by us upon the cash conversion of the Notes. The Note Hedge consisted of our purchase for $112.4 million of cash settled call options on our common stock (initially correlating to the same number of shares as those initially underlying the Notes subject to generally similar customary adjustments) that have economic characteristics similar to those of the Cash Conversion Option embedded in the Notes. The Note Hedge was recorded as a noncurrent asset in our condensed consolidated financial statements for $112.4 million. The Note Hedge is also accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. As of September 30, 2009, the fair value of the Note Hedge was $109.0 million. See Note 11. Financial Instruments and Note 12. Derivative Instruments for additional information regarding the Note Hedge.

We expect the gain or loss from the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit spreads of the Option Counterparties.

In connection with the Notes offering, we also sold warrants (the “Warrants”) to the Option Counterparties, in privately negotiated transactions, initially correlating to the same number of shares as those initially underlying the Notes, which could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The Warrants were sold for aggregate proceeds of $54.0 million. The strike price of the Warrants is approximately $25.74 per share and is subject to customary adjustments. The Warrants are exercisable only at expiration in equal tranches over 60 days beginning on September 2, 2014 and ending on November 26, 2014. The Warrants are only net share settled which means that, with respect to any exercise date, we will deliver to the Warrant holders a number of shares for each warrant equal to the excess (if any) of the volume weighted average price of the shares on the exercise date over the then effective strike price of the Warrants, divided by such volume weighted average price of the shares, with a cash payment in lieu of fractional shares. Accordingly, the Warrants have been recorded as additional paid-in capital in our condensed consolidated financial statements for $54.0 million. The Warrant transactions also meet the definition of a derivative under current accounting principles. However, because the Warrant transactions are indexed to our common stock and are recorded in equity in our condensed consolidated balance sheets, the Warrant transactions are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

Net proceeds from the above transactions were $387.3 million, consisting of gross proceeds of $460.0 million from the Notes and $54.0 million of proceeds from the Warrants, less the $112.4 million purchase price for the Note Hedge and $14.3 million of purchase discounts and other offering expenses.

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

1.00% Senior Convertible Debentures due 2027

See Note 1. Organization and Basis of Presentation for a discussion of the liability component associated with the Debentures and the retrospective accounting change resulting from the adoption of a recent accounting standard related to accounting for convertible debt instruments.

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share) or 13,253,867 issuable shares. As of September 30, 2009, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 6 of the Notes to Consolidated Financial Statements in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt discount for the Debentures and the Notes

The debt discount related to the Debentures and the debt discount related to the Notes is accreted over their respective terms and recognized as non-cash convertible debt related expense. The accretion of debt discount expected to be included in our condensed consolidated financial statements is as follows for each of the periods indicated (in millions):

	For the Years Ended
	2009	2010	2011	2012	2013	2014

Non-cash convertible debt discount expense for the Debentures	$19.3	$20.8	$22.3	$1.9	$—	$—
Non-cash convertible debt discount expense for the Notes	$11.9	$21.3	$23.5	$26.0	$28.8	$12.9

Equity

During the nine months ended September 30, 2009, we awarded grants for 739,712 shares of restricted stock awards. See Note 10. Stock-Based Compensation.

During the nine months ended September 30, 2009, we did not repurchase shares of our common stock.

See Note 1. Organization and Basis of Presentation for a discussion of the equity component associated with the Debentures and the retrospective accounting change resulting from the adoption of a recent accounting standard related to accounting for convertible debt instruments.

NOTE 7.	INCOME TAXES

We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

We currently estimate our annual effective tax rate, including discrete items, for the year ended December 31, 2009 to be approximately 35.0%. We review the annual effective tax rate on a quarterly basis as projections are revised. The effective income tax rate was 35.3% and 40% for the nine months ended September 30, 2009 and 2008, respectively. The liability for uncertain tax positions, exclusive of interest and penalties, was $132.1 million and $132.5 million as of September 30, 2009 and December 31, 2008, respectively. Liabilities for uncertain tax positions decreased by approximately $0.4 million during the nine months ended September 30, 2009. Included in the balance of unrecognized tax benefits as of September 30, 2009 are potential benefits of $114.1 million that, if recognized, would impact the effective tax rate.

We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision. For the three months ended September 30, 2009 and 2008, we recognized $0.1 million and $0.3 million, respectively, and for the nine months ended September 30, 2009 and 2008, we recognized $0.5 million and $1.0 million, respectively of interest and penalties on uncertain tax positions. As of September 30, 2009 and December 31, 2008, we had accrued interest and penalties associated with unrecognized tax benefits of $8.5 million and $8.1 million, respectively.

We will continue to monitor issues as they are examined by auditors representing tax authorities to determine whether an adjustment to existing liabilities for interest and penalties on uncertain tax positions is required or whether an additional liability should be provided for a new issue. As issues are examined by the Internal Revenue Service (“IRS”) and state auditors, we may decide to adjust the existing liability for interest and penalties on uncertain tax positions for issues that were not previously deemed an exposure. Accordingly, we will continue to monitor the results of audits and adjust the liability as needed. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent NOLs are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. The tax returns of our subsidiary ARC Holdings had been under an IRS examination for 2004 and 2005. This examination was related to ARC Holdings’ refund requests related to NOL carryback claims from tax years prior to our acquisition of ARC Holdings in 2005 that required the approval of the Joint Committee. The audit was concluded with no change and the Joint Committee approved the refund, which we received during the third quarter of 2009. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We had consolidated federal NOLs estimated to be approximately $591 million for federal income tax purposes as of December 31, 2008, based on the tax returns as filed. The federal NOLs will expire in various amounts from December 31, 2009 through December 31, 2028, if not used. Current forecasts indicate we will utilize consolidated federal NOLs in 2009 which will otherwise expire in 2009. In addition to the consolidated federal NOLs, as of December 31, 2008, we had state NOL carryforwards of approximately $119.7 million, which expire between 2012 and 2027, capital loss carryforwards of $69.0 million expiring in 2009, additional federal credit carryforwards of $32.7 million, and state credit carryforwards of $0.8 million. These deferred tax assets are offset by a valuation allowance of $34.3 million.

For further information, refer to Note 9. Income Taxes of the Notes to the Consolidated Financial Statements included in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

NOTE 8.	SUPPLEMENTARY INFORMATION

Operating Revenues

The components of waste and service revenues are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Waste and service revenues unrelated to project debt	$212,841	$214,314	$608,050	$627,143
Revenue earned explicitly to service project debt-principal	14,759	17,166	42,198	51,530
Revenue earned explicitly to service project debt-interest	5,587	6,824	17,050	19,943

Total waste and service revenues	$233,187	$238,304	$667,298	$698,616

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

Our independent power production facilities in India generate electricity and steam explicitly for specific purchasers and as such, these agreements are considered lease arrangements. Electricity and steam sales included lease income from our international business of $46.4 million and $69.4 million for the three months ended September 30, 2009 and 2008, respectively, and $110.0 million and $182.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $16.6 million and $15.6 million for the three months ended September 30, 2009 and 2008, respectively, and $46.4 million and $45.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Other operating expenses

The components of other operating expenses are as follows (in thousands):

	Other Operating Expenses
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Construction costs	$7,169	$11,340	$18,494	$36,607
Insurance subsidiary operating expenses	7,022	2,800	15,524	8,588
Insurance recoveries	(44)	(487)	(126)	(4,256)
Foreign exchange loss (gain)	35	874	(271)	870
Other	622	1,088	649	5,665

Total other operating expenses	$14,804	$15,615	$34,270	$47,474

Amortization of waste, service and energy contracts

Waste, service and energy contracts are recorded at the time of acquisition using then-available information at their estimated fair market values based upon discounted cash flows. See Note 3. Acquisitions, Business Development and Dispositions for information related to intangibles acquired in the Veolia EfW Acquisition. The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of September 30, 2009 included or expected to be included in our condensed consolidated statement of income for each of the years indicated (in thousands):

	Waste, Service and
	Energy Contracts	Waste and Service
	(Amortization	Contracts
	Expense)	(Contra-Expense)

Nine Months ended September 30, 2009	$34,882	$(9,870)

Remainder of 2009	$9,716	$(3,308)
2010	36,787	(12,721)
2011	33,664	(12,408)
2012	31,571	(12,412)
2013	27,960	(12,390)
2014	25,396	(12,390)
Thereafter	223,296	(39,033)

Total	$388,390	$(104,662)

Non-cash convertible debt related expense

The components of non-cash convertible debt related expense are as follows (in thousands):

	Non-Cash Convertible Debt Related Expense
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Debt discount accretion related to the Debentures	$4,874	$4,535	$14,363	$13,362
Debt discount accretion related to the Notes	4,742	—	6,967	—
Fair value changes related to the Note Hedge	10,515	—	3,378	—
Fair value changes related to the Cash Conversion Option	(16,666)	—	(10,146)	—

Total non-cash convertible debt related expense	$3,465	$4,535	$14,562	$13,362

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Comprehensive income, net of income taxes:
Net income attributable to Covanta Holding Corporation	$40,852	$47,099	$73,368	$101,661

Foreign currency translation	(870)	(1,098)	3,478	(2,352)
Pension and other postretirement plan unrecognized net loss	(42)	(169)	(126)	(508)
Net unrealized gain (loss) on available-for-sale securities	458	(622)	947	(994)

Other comprehensive (loss) income attributable to Covanta Holding Corporation	(454)	(1,889)	4,299	(3,854)

Comprehensive income attributable to Covanta Holding Corporation	$40,398	$45,210	$77,667	$97,807

Net income attributable to noncontrolling interests in subsidiaries	$2,768	$3,166	$6,312	$7,260
Other comprehensive (loss) income — Foreign currency translation	(766)	(946)	741	(2,798)

Comprehensive income attributable to noncontrolling interests in subsidiaries	$2,002	$2,220	$7,053	$4,462

See Note 1. Organization and Basis of Presentation for a discussion of the retrospective accounting change resulting from the adoption of recent accounting standards related to accounting for convertible debt instruments and the presentation of noncontrolling interests in consolidated financial statements.

Goodwill

The following table details the changes in carrying value of goodwill (in thousands):

Total

Balance as of December 31, 2008	$195,617
Purchase price adjustment related to the ARC Holdings acquisition	6,060
Goodwill related to the Pennsylvania transfer stations acquisition (See Note 3)	1,319

Balance as of September 30, 2009	$202,996

We increased goodwill and current liabilities by $6.1 million during the nine months ended September 30, 2009 to recognize a liability due to one of our municipal clients that should have been recognized in the purchase price allocation relating to the ARC Holdings acquisition of June 2005.

NOTE 9.	BENEFIT OBLIGATIONS

Pension and Other Benefit Obligations

The components of net periodic benefit costs are as follows (in thousands):

	Pension Benefits				Other Post-Retirement Benefits
	For the Three		For the Nine		For the Three		For the Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1,197	1,176	3,591	3,528	122	137	367	411
Expected return on plan assets	(975)	(1,182)	(2,925)	(3,546)	—	—	—	—
Amortization of net prior service cost	19	—	57	—	—	—	—	—
Amortization of actuarial gain	(46)	(131)	(138)	(393)	(37)	(38)	(112)	(115)

Net periodic benefit cost	$195	$(137)	$585	$(411)	$85	$99	$255	$296

Defined Contribution Plans

Substantially all of our domestic employees are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $3.3 million and $3.1 million for the three months ended September 30, 2009

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and 2008, respectively, and $10.7 million and $10.0 million for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 10.	STOCK-BASED COMPENSATION

Compensation expense related to our stock-based awards totaled $3.0 million and $10.7 million during the three and nine months ended September 30, 2009, respectively, and $3.3 million and $11.4 million during the three and nine months ended September 30, 2008, respectively.

During the nine months ended September 30, 2009, we awarded certain employees 694,712 shares of restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed ten percent forfeiture rate. The terms of the restricted stock awards include two vesting provisions; one based on a performance factor and continued service (applicable to 66% of the award) and one based solely on continued service (applicable to 34% of the award). If all performance and service criteria are satisfied, the awards vest during March of 2010, 2011 and 2012.

On May 7, 2009, in accordance with our existing program for annual director compensation, we awarded 45,000 restricted stock awards under the Directors Plan. We determined that the service vesting condition of the restricted stock awards granted to the directors on May 7, 2009 to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.

As of September 30, 2009, we had approximately $13.6 million and $3.9 million of unrecognized compensation expense related to our unvested restricted stock awards and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of 2.1 years for our unvested restricted stock awards and 2.6 years for our unvested stock options.

NOTE 11.	FINANCIAL INSTRUMENTS

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

•	For cash and cash equivalents, restricted funds, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.
•	Fair values for long-term debt and project debt are determined using quoted market prices.
•	The fair value of the Note Hedge and the Cash Conversion Option are determined using an option pricing model based on observable inputs such as implied volatility, risk free rate, and other factors. The fair value of the Note Hedge is adjusted to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market. The contingent interest features related to the Debentures and the Notes are valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

The estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of September 30, 2009. However, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2009, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present information about the fair value measurement of our assets and liabilities as of September 30, 2009:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of September 30, 2009		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$73,718	$73,718	$73,718	$—	$—
Money market funds	298,882	298,882	298,882	—	—

Total cash and cash equivalents:	372,600	372,600	372,600	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	47,500	47,441	47,441	—	—
Money market funds	211,484	211,817	211,817	—	—
U.S. Treasury/Agency obligations(a)	24,313	24,326	24,326	—	—
State and municipal obligations	13,098	13,050	13,050	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	59,041	59,211	59,211	—	—

Total restricted funds held in trust:	355,436	355,845	355,845	—	—
Investments:
Marketable securities available for sale	300	300	300	—	—
Investments held to maturity:
U.S. Treasury/Agency obligations	13,885	13,885	13,885	—	—
Residential mortgage-backed securities	3,758	3,758	3,758	—	—
Corporate investments	9,106	9,106	9,106	—	—
Equity securities	808	808	808	—	—

Total investments:	27,857	27,857	27,857	—	—
Derivative Asset — Note Hedge	109,000	109,000	—	109,000	—

Total assets:	$864,893	$865,302	$756,302	$109,000	$—

Liabilities:
Derivative Liability - Cash Conversion Option	$114,285	$114,285	$—	$114,285	$—
Derivative Liabilities - Contingent interest features of the Debentures and Notes	0	0	—	0	—

Total liabilities:	$114,285	$114,285	$—	$114,285	$—

Financial Instruments Recorded at Carrying Amount:
Assets:
Accounts receivables	$317,348	$317,348
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,300,399	$1,267,241
Project debt	$1,022,787	$1,030,669

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The cost or amortized cost, unrealized gains, unrealized losses and fair value of our investments categorized by type of security, were as follows (in thousands):

	As of September 30, 2009
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$300	$—	$—	$300
Equity securities — insurance business	732	88	12	808

Total current investments	$1,032	$88	$12	$1,108

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$315	$8	$—	$323
U.S. government agencies	13,216	347	1	13,562
Residential mortgage-backed	3,663	95	—	3,758
Corporate	8,790	317	1	9,106

Total fixed maturities — insurance business	25,984	767	2	26,749
Investment at cost — international business	3,437	—	—	3,437
Mutual and bond funds	1,729	211	—	1,940

Total noncurrent investments	$31,150	$978	$2	$32,126

	As of December 31, 2008
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$300	$—	$—	$300
Equity securities — insurance business	760	62	30	792

Total current investments	$1,060	$62	$30	$1,092

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$565	$22	$—	$587
U.S. government agencies	17,332	307	19	17,620
Residential mortgage-backed	4,183	27	26	4,184
Corporate	4,540	—	194	4,346

Total fixed maturities — insurance business	26,620	356	239	26,737
Investment at cost — international business	3,437	—	—	3,437
Mutual and bond funds	1,404	—	433	971

Total noncurrent investments	$31,461	$356	$672	$31,145

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

Description of Investments
U.S. Treasury and other direct U.S. Government obligations	$—	$—	$2,841	$19
Federal agency mortgage-backed securities	353	1	1,547	26
Corporate bonds	255	1	3,996	194

Total fixed maturities	608	2	8,384	239
Equity securities	155	12	307	30

Total temporarily impaired investments	$763	$14	$8,691	$269

The number of U.S. Treasury and federal agency obligations, mortgage-backed securities, and corporate bonds temporarily impaired are 0, 1, and 9, respectively. As of September 30, 2009, all of the temporarily impaired fixed maturity investments with a fair value of $0.6 million had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 14.0%, and 15.6% of the total fixed maturities as of September 30, 2009 and December 31, 2008, respectively. Our MBS holdings are issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”) all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in thousands):

	As of September 30, 2009
	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$7,827	$8,009
Over one year to five years	17,189	17,766
Over five years to ten years	968	974
More than ten years	—	—

Total fixed maturities	$25,984	$26,749

The following reflects the change in net unrealized gain (loss) on available-for-sale securities included as a separate component of accumulated AOCI in the condensed consolidated statements of equity (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Fixed maturities, net	$265	$(482)	$692	$(660)
Equity securities, net	79	(25)	44	(93)
Mutual and bond funds	114	(115)	211	(241)

Change in net unrealized gain (loss) on investments	$458	$(622)	$947	$(994)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net unrealized gain (loss) on available-for-sale securities consist of the following (in thousands):

	For the Three		For the Nine
	Months		Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net unrealized holding gain (loss) on available-for-sale securities arising during the period	$458	$(625)	$924	$(985)
Reclassification adjustment for net realized losses on available-for-sale securities included in net income	—	3	23	(9)

Net unrealized gain (loss) on available-for-sale securities	$458	$(622)	$947	$(994)

NOTE 12.	DERIVATIVE INSTRUMENTS

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of income.

Derivative Instruments Not Designated		Fair Value as of
As Hedging Instruments	Balance Sheet Location	September 30, 2009	December 31, 2008
		(In thousands)

Asset Derivatives:
Interest rate swap receivable	Other noncurrent assets	$—	$13,984
Note Hedge	Other noncurrent assets	$109,000	$—
Liability Derivatives:
Cash Conversion Option	Long-term debt	$114,285	$—
Contingent interest features of the Debentures and Notes	Other noncurrent liabilities	$0	$0
Interest rate swap payable	Other noncurrent liabilities	$—	$13,984

Effect on Income of		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivative Instruments	Location of Gain or (Loss)	For the Three	For the Three	For the Nine	For the Nine
Not Designated	Recognized in Income on	Months Ended	Months Ended	Months Ended	Months Ended
As Hedging Instruments	Derivatives	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(In thousands)

Note Hedge	Non-cash convertible debt related expense	$(10,515)	$—	$(3,378)	$—
Cash Conversion Option	Non-cash convertible debt related expense	16,666	—	10,146	—
Contingent interest features of the Debentures and Notes	Non-cash convertible debt related expense	—	—	—	—
Interest rate swap	Net interest expense on project debt	—	—	—	—

Effect on income of derivative instruments not designated as hedging instruments		$6,151	$—	$6,768	$—

Cash Conversion Option, Note Hedge and Contingent Interest features related to the 3.25% Cash Convertible Senior Notes

The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. The fair value of the Cash Conversion Option was $114.3 million as of September 30, 2009. The Note Hedge is accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. The fair value of the Note Hedge was $109.0 million as of September 30, 2009. The contingent interest features of the Notes are embedded derivative instruments. The fair value of the contingent interest features of the Notes was zero as of September 30, 2009.

We expect the gain or loss from the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit spreads of the Option Counterparties. Our most significant credit exposure arises from the Note Hedge of the Notes. The fair

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value of the Note Hedge reflects the maximum loss that would be incurred should the Option Counterparties fail to perform according to the terms of the Note Hedge agreement. See Note 6. Changes in Capitalization for specific details related to the Cash Conversion Option, Note Hedge and contingent interest features of the Notes.

Contingent Interest feature of the 1.00% Senior Convertible Debentures

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of Senior Convertible Debentures. The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007, and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and the fair value for the embedded derivative was zero as of September 30, 2009.

Interest Rate Swaps

On August 20, 2009, one of our client communities refinanced project debt ($63.7 million outstanding) and we terminated a related interest rate swap ($9.8 million liability) with the proceeds from new bonds and cash on hand. Prior to this refinancing, we had an interest rate swap agreement related to the existing project debt that economically fixed the interest rate on the adjustable-rate revenue bonds. Any payments made or received under the swap agreement, including amounts upon termination, were included as an explicit component of the client community’s obligation under the related service agreement. Therefore, all payments made or received under the swap agreement were a pass through to the client community.

As a result of the refinancing, the client community issued two separate fixed rate bonds, $53.7 million tax exempt bonds bearing interest from 3% to 5% due 2019 in order to pay down the existing project debt and $12.7 million 4.67% taxable bonds due 2012 issued primarily to terminate the swap agreement. Consistent with other private, non-tip fee structures, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.

NOTE 13.	RELATED-PARTY TRANSACTIONS

We hold a 26% investment in Quezon Power, Inc. (“Quezon”). We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statements of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the three months ended September 30, 2009 and 2008, we collected $8.5 million and $7.5 million, respectively, and for the nine months ended September 30, 2009 and 2008, we collected $26.8 million and $27.7 million, respectively, for the operation and maintenance of the facility. As of September 30, 2009 and December 31, 2008, the net amount due to Quezon was $2.6 million and $3.2 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

On June 30, 2009, we acquired a 30% owner participant interest in the Detroit Facility. We are party to an operating and maintenance agreement with the owners of the Detroit Facility, pursuant to which we operate, maintain and provide certain other services for the owners of the Detroit Facility for a term of one year. Accordingly, 30% of the net income of the Detroit Facility is reflected in our statements of income and as such, 30% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. See Note 3. Acquisitions, Business Development and Dispositions.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other Matters

Other commitments as of September 30, 2009 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$270,516	$3,999	$266,517
Surety bonds	75,764	—	75,764

Total other commitments — net	$346,280	$3,999	$342,281

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

The surety bonds listed on the table above relate primarily to performance obligations ($66.8 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

NOTE 15.	SUBSEQUENT EVENTS

In August 2009, we acquired six energy-from-waste businesses and one transfer station business as part of the Veolia EfW Acquisition. We also acquired a majority ownership stake in one of the energy-from-waste facilities during the third quarter 2009. See Note 3. Acquisitions, Business Development and Dispositions. On October 20, 2009, we entered into an agreement with the minority ownership partner to obtain the remaining ownership stake in this energy-from-waste facility for approximately $23.7 million. We expect to complete this transaction, which is conditioned upon receipt of customary regulatory approvals, by fiscal year-end 2009.

We have evaluated all significant activities through October 21, 2009 (the issue date of this interim report) and have concluded that no additional subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries. The following discussion addresses our financial condition as of September 30, 2009 and our results of operations for the three and nine months ended September 30, 2009, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2008 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009, and in the interim unaudited financial statements and notes included in our Quarterly Report on Form 10-Q/A for the period ended March 31, 2009 and Quarterly Report on Form 10-Q for the period ended June 30, 2009, to which the reader is directed for additional information.

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

We own, have equity investments in, and/or operate 66 energy generation facilities, 55 of which are in the United States and 11 of which are located outside the United States. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, four landfills, which we use primarily for ash disposal, and several waste transfer stations.

We have extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We intend to continue to focus our efforts on pursuing development and acquisition-based growth. We anticipate that a part of our future growth will come from acquiring or investing in additional energy-from-waste, waste disposal and renewable energy production businesses in the Americas, Europe and Asia. Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries.

The Energy-From-Waste Solution

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

The United States Congress is currently debating proposals designed to encourage two broad policy objectives: increased renewable energy generation, and reduction of fossil fuel usage and related GHG emissions. The United States House of Representatives passed a bill known as the America Clean Energy and Security Act of 2009 (“ACES”) which addresses both topics, by means of a phased-in national renewable energy standard and a “cap-and-trade” system to reduce GHG emissions. Energy-from-waste and biomass have generally been included in the ACES bill to be among the technologies that help to achieve both of these policy objectives. Similar legislation has been introduced in the United States Senate. While legislation is far from final and a vigorous debate is expected when the House and Senate bills are reconciled, we believe the direction of Congressional efforts could create additional growth opportunities for our business and increase energy revenue from existing facilities.

Quarterly Results Financial Summary

Our financial results for the three months ended September 30, 2009, included total revenues of $408.7 million compared to $438.7 million for the three months ended September 30, 2008. Net income attributable to Covanta Holding Corporation was $40.9 million and diluted earnings per share was $0.26 for the three months ended September 30, 2009. In the same prior year period, net income attributable to Covanta Holding Corporation was $47.1 million and diluted earnings per share was $0.30.

A more detailed discussion of our financial results and liquidity can be found in the Results of Operations and Liquidity and Capital Resources discussions below. The highlights of the components of Operating Income between the two periods are as follows:

•	Domestic segment revenue declined $9 million or 3% to $346 million. New business revenue was $23 million related primarily to the Veolia EfW Acquisition. Existing business revenues declined by $32 million, of which $20 million was largely due to the impact of the slow economy which caused lower recycled metal, energy and waste prices. In addition, lower debt service revenue, a decline in construction activity and contract changes at our Detroit, Kent and Indianapolis facilities contributed approximately $11 million to the decline.

•	Domestic operating expenses during the quarter increased by $6 million. New business plant operating expenses were $20 million and we also incurred acquisition-related transaction costs of $6 million, both of which were primarily associated with the Veolia EfW Acquisition. Expense reductions in the existing business provided a significant offset to the new business related expenses, resulting in only a modest net increase in our total domestic operating expenses. Reductions in existing business expenses are primarily attributable to a $4 million decline in energy related expenses and greater internalization of waste disposal, a $7 million decline in depreciation expense and $2 million in general and administrative cost savings. In addition, lower levels of construction activity and the contract changes at the Detroit, Kent and Indianapolis facilities contributed $10 million to the expense reduction.

•	International segment revenue decreased $22 million in the quarter while operating expenses declined by $23 million, resulting in operating income that was essentially flat with the prior year comparable period. The decreases in revenues and operating expenses resulted primarily from lower fuel costs at our Indian facilities.

In addition to our ongoing cash flow, we have access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $372.6 million, restricted cash available to service project debt of $335.2 million, and the Revolving Loan Facility, which had undrawn and available capacity of $300 million as of September 30, 2009.

Factors Affecting Business Conditions and Financial Results

Economic - The ongoing economic slowdown, both in the United States and internationally, has reduced demand for goods and services generally, which tends to reduce overall volumes of waste requiring disposal, and the pricing at which we can attract waste to fill available capacity. At the same time, the declines in global natural gas and other fossil fuel prices have pushed electricity and steam pricing lower generally which causes lower revenue for the portion of the energy we sell which is not under fixed price contracts. Lastly, the downturn in economic activity tends to reduce global demand for and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities. The combination of these factors has reduced our revenue and cash flow in 2009.

The economic slowdown may reduce the demand for the waste disposal services and the energy that our facilities offer. Many of our customers are municipalities and public authorities, which are generally experiencing fiscal pressure as local and central governments seek to reduce expenses in order to address declining tax revenues which may result from the slowdown and increases in unemployment. At the same time, dislocations in the financial sector may make it more difficult, and more costly, to finance new projects. These factors, particularly in the absence of energy policies which encourage renewable technologies such as energy-from-waste, may make it more difficult for us to sell waste disposal services or energy at prices sufficient to allow us to grow our business through developing and building new projects.

Seasonal - Our quarterly operating income from domestic and international operations within the same fiscal year typically differs substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We typically conduct scheduled maintenance periodically each year, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expenses and receive less revenue until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period is typically more extensive than scheduled maintenance conducted during the fall. As a result, we typically incur the highest maintenance expense in the first half of the year. Given these factors, we typically experience lower operating income from our projects during the first six months of each year and higher operating income during the second six months of each year.

In addition, at certain of our project subsidiaries, distributions of excess earnings (above and beyond monthly operation and maintenance service payments) are subject to periodic tests of project debt service coverage or requirements to maintain minimum working capital balances. While these distributions occur throughout the year based upon the specific terms of the relevant project debt arrangements, they are typically highest in the fourth quarter. Our net cash provided by operating activities exhibits seasonal fluctuations as a result of the timing of these distributions, including a benefit in the fourth quarter compared to the first nine months of the year.

Growth and Development

In our domestic business, we are pursuing additional growth opportunities through project expansions, new energy-from-waste and other renewable energy projects, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal.

We are also pursuing international waste and/or renewable energy business opportunities, particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce GHG emissions. In particular, we are focusing on the United States, United Kingdom, Ireland, Canada and China, and are also pursuing opportunities in certain markets in Europe, Asia and the Americas.

The following is a discussion of acquisitions and business development for 2009 and 2008.

ACQUISITIONS AND BUSINESS DEVELOPMENT

Facility/Operating					Cash
Contract	Location	Year	Transaction	Type	Consideration	Summary
					(in millions)
Long Beach Hudson Valley MacArthur Plymouth York Burnaby Abington	CA NY NY PA PA Canada PA	2009	Acquisition	EfW EfW EfW EfW EfW EfW Trans.St.	$259.3	We acquired six energy-from-waste businesses and one transfer station business from Veolia Environmental Services North America Corp. (“Veolia EfW Acquisition”). The acquired businesses have a combined capacity of 6,600 tons per day (“tpd”). Each of the operations acquired includes a long-term operating contract with the respective municipal client. Five of the energy-from-waste facilities and the transfer station are publicly-owned facilities. We also acquired a majority ownership stake in one of the energy-from-waste facilities. On October 20, 2009, we entered into an agreement with the minority ownership partner to obtain the remaining ownership stake in this energy-from-waste facility for approximately $23.7 million. We expect to complete this transaction, which is conditioned upon receipt of customary regulatory approvals, by fiscal year-end 2009. In addition, we expect to complete the Veolia EfW Acquisition by acquiring the 3,000 tpd energy-from-waste business in Miami-Dade, Florida by fiscal year-end 2009, which is conditioned upon receipt of certain third party consents.

Detroit	MI	2009	Contract	EfW	—	We entered into an operating and maintenance agreement with owners of the Detroit Facility (2,832 tpd energy-from-waste facility), pursuant to which we will operate, maintain and provide certain other services for a term of one year. Under this agreement, we will earn a fixed fee and pass through to the owners of the Detroit Facility (or pay from the operating account) all expenses associated with operations and maintenance of the facility. Under the operating and maintenance agreement, we are required to deposit all operating revenues into the operating account. After paying all expenses, excess net revenues in the operating account flow to the owners of the facility in accordance with a contractually specified allocation schedule. We entered into a waste disposal agreement with the Greater Detroit Resource Recovery Authority (“GDRRA”) pursuant to which we will dispose of the waste of the City of Detroit for a term of at least one year. The term of the waste disposal agreement will automatically renew for successive one-year terms unless either party provides advance written notice of termination in accordance with the provisions thereof. See discussion of owner participant below. We have not finalized negotiation of pricing for a new steam agreement for the Detroit Facility. Securing a steam agreement with appropriate pricing is important for the long-term economic viability of the Detroit Facility.

Detroit	MI	2009	Acquisition	EfW	$7.9	A newly-formed Covanta subsidiary purchased an undivided 30% owner participant interest in the Detroit Facility. In addition, as an owner participant, we have the right, on one or more occasions, to call upon GDRRA to deliver the waste of the City of Detroit to the Detroit Facility at market-based rates. The call right continues for the duration of the agreements expiring in 2035, and is supported by the undertaking of the City of Detroit until 2021.

Philadelphia Transfer Stations	PA PA	2009	Acquisition	Transfer Stations	$17.4	We acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania.

Maine Biomass Energy Facilities	ME	2008	Acquisition	Biomass	$53.4	We acquired Indeck Maine Energy, LLC which owned and operated two biomass energy facilities. The two nearly identical facilities, located in West Enfield and Jonesboro, Maine, added a total of 49 gross megawatts (“MW”) to our renewable energy portfolio. We sell the electric output and renewable energy credits from these facilities into the New England market.

Tulsa	OK	2008	Acquisition	EfW	$12.7	The design capacity of the facility is 1,125 tpd of waste and gross electric capacity of 16.5 MW. This facility was shut down by the prior owner in the summer of 2007 and we returned two of the facility’s three boilers to service in November 2008.

ACQUISITIONS AND BUSINESS DEVELOPMENT

Facility/Operating					Cash
Contract	Location	Year	Transaction	Type	Consideration	Summary
					(in millions)
Peabody	MA	2008	Acquisition	Ash Landfill	$7.4	We acquired a landfill for the disposal of ash.

Harrisburg	PA	2008	Contract	EfW	—	We entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and obtained a right of first refusal to purchase the facility. See Construction discussion below related to this facility.

Indianapolis	IN	2008	Contract	EfW	—	We entered into a new tip fee contract for a term of 10 years which commenced upon expiration of the existing service fee contract in December 2008. This contract represents approximately 50% of the facility’s capacity.

Kent County	MI	2008	Contract	EfW	—	We entered into a new tip fee contract which commenced on January 1, 2009 and extended the existing contract from 2010 to 2023. This contract is expected to supply waste utilizing most or all of the facility’s capacity. Previously this was a service fee contract.

Pasco County	FL	2008	Contract	EfW	—	We entered into a new service fee contract which commenced on January 1, 2009 and extended the existing contract from 2011 to 2016.

Wallingford	CT	2008	Contract	EfW	—	We entered into new tip fee contracts which will supply waste to the facility, following the expiration of the existing service fee contract in 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

ENERGY-FROM-WASTE
PROJECTS UNDER ADVANCED DEVELOPMENT OR CONSTRUCTION

Project/Facility	Location	Summary
Technology Development		We entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Initial licensing fees and demonstration unit purchases approximated $6.5 million and $3.1 million during the year ended December 31, 2008 and nine months ended September 30, 2009, respectively.

DOMESTIC

Harrisburg	PA	See operating contract discussion above. Agreement to provide construction management services and advance up to $25.5 million (of which $17.5 million has been advanced and $16.8 million is outstanding as of September 30, 2009) in funding for certain facility improvements required to enhance facility performance, the repayment of which is guaranteed by the City of Harrisburg. Current installment repayments of the advance have been received. However, due to the ongoing economic slowdown and precarious financial condition of the City of Harrisburg, we intend to closely monitor this situation and enforce our rights to require that all amounts we have advanced will be repaid when due.

Hillsborough	FL	A 600 tpd expansion of this energy-from-waste facility and extension of the agreement under which we operate the facility to 2027. During the third quarter of 2009, the expansion of the facility was deemed mechanically complete and interim operation began. Acceptance testing was successfully completed and commercial operation commenced effective September 5, 2009.

ENERGY-FROM-WASTE
PROJECTS UNDER ADVANCED DEVELOPMENT OR CONSTRUCTION

Project/Facility	Location	Summary
INTERNATIONAL

Dublin	IRL
Development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S.

We are responsible for the design and construction of the project, which is estimated to cost approximately €350 million and will require 36 months to complete, once full construction commences. We will operate and maintain the project for Dublin Waste to Energy Limited, which has a 25-year tip fee type contract with Dublin to provide disposal service for approximately 320,000 metric tons of waste annually. The project is structured on a build-own-operate-transfer model, where ownership will transfer to Dublin after the 25-year term, unless extended. The project is expected to sell electricity into the local grid. A portion of the electricity is expected to be eligible for a preferential renewable tariff. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project, and we expect to utilize debt financing for the project. The primary approvals and licenses for the project have been obtained, and any remaining consents, approvals and conditions necessary to begin full construction are expected to be obtained in due course. We have begun to perform preliminary on-site work and expect to commence full construction in late 2009 or early 2010.

Taixing	CHN	Our joint venture, Taixing Covanta Yanjiang Cogeneration Co., Ltd., of which we own 85%, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. The Taixing project is expected to commence construction in late 2009.

Chengdu	CHN	We and Chongqing Iron & Steel Company (Group) Limited have entered into a 25 year contract to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. In connection with this award, we invested $17.1 million for a 49% equity interest in the project joint venture company. The joint venture has obtained project financing for Rmb 480 million for the project, which is 49% guaranteed by us and 51% guaranteed by Chongqing Iron & Steel Company (Group) Limited until the project has been constructed and for one year after operations commence. The Chengdu project is expected to commence construction in late 2009.

Business Segments

Our reportable segments are Domestic and International, which are comprised of our domestic and international waste and energy services operations, respectively.

Segment	Description
Domestic	For all energy-from-waste projects, we receive revenue from two primary sources: fees charged for operating projects or processing waste received and payments for electricity and steam sales. We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste and ash disposal fees or operating fees. In addition, we own and in some cases operate, other renewable energy projects in the United States which generate electricity from wood waste (biomass), landfill gas, and hydroelectric resources. The electricity from these other renewable energy projects is sold to utilities. For these projects, we receive revenue from electricity sales, and in some cases cash from equity distributions.

International	We have ownership interests in and/or operate facilities internationally, including independent power production facilities in the Philippines, Bangladesh, China and India where we generate electricity by combusting coal, natural gas and heavy fuel-oil, and energy-from-waste facilities in China and Italy. We receive revenue from operating fees, electricity and steam sales, and in some cases cash from equity distributions.

Contract Structures

Most of our energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different reflecting the specific needs and concerns of a client community, applicable regulatory requirements and other factors. Often, we design the facility, help to arrange for financing and then we either construct and equip the facility on a fixed price and schedule basis, or we undertake an alternative role, such as construction management, if that better meets the goals of our municipal client. Following construction and during operations, we receive revenue from two primary sources: fees we receive for operating projects or for processing waste received, and payments we receive for electricity and/or steam we sell. Typical features of these agreements are as follows:

Current
	number of	Fees for operating projects or for	Payments for electricity
Contract types	projects	processing waste received	and/or steam we sell
Service Fee	28	We charge a fixed fee (which escalates over time pursuant to contractual indices that we believe are appropriate to reflect price inflation) for operation and maintenance services provided to these energy-from-waste projects. Our contracts at Service Fee projects provide revenue that does not materially vary based on the amount of waste processed or energy generated and as such is relatively stable for the contract term. (28 Domestic Service Fee projects).	At most of our Service Fee projects, the operating subsidiary retains only a fraction of the energy revenues generated, with the balance (generally 90%) used to provide a credit to the municipal client against its disposal costs. Therefore, in these projects, the municipal client derives most of the benefit and risk of energy production and changing energy prices.

Tip Fee	16	We receive a per-ton fee under contracts for processing waste at Tip Fee projects. We generally enter into long-term waste disposal contracts for a substantial portion of project disposal capacity and retain all of the energy revenue generated. These Tip Fee service agreements include stated fixed fees earned by us for processing waste up to certain base contractual amounts during specified periods. These Tip Fee service agreements also set forth the per-ton fees that are payable if we accept waste in excess of the base contractual amounts. The waste disposal and energy revenue from these projects is more dependent upon operating performance and, as such, is subject to greater revenue fluctuation to the extent performance levels fluctuate.
		(13 Domestic and 3 International Tip Fee projects).	Where Tip Fee structures exist, we generally retain 100% of the energy revenues.

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

Effective January 1, 2009, we adopted accounting standards which required us to retrospectively restate previously disclosed condensed consolidated financial statements. Certain prior period amounts have thus been recast in the unaudited condensed consolidated financial statements to conform to the current period presentation. For a discussion of these changes, see Recent Accounting Pronouncements below.

Consolidated Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2009 vs. Results for the Three and Nine Months Ended September 30, 2008

	For the		For the		Variance
	Three Months Ended		Nine Months Ended		Increase/(Decrease)
	September 30,		September 30,		Three	Nine
	2009	2008	2009	2008	Month	Month
		(As Adjusted)		(As Adjusted)
			(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$408,709	$438,671	$1,143,255	$1,250,433	$(29,962)	$(107,178)
Total operating expenses	337,730	350,588	1,007,752	1,055,056	(12,858)	(47,304)

Operating income	70,979	88,083	135,503	195,377	(17,104)	(59,874)

Other Income (Expense):
Investment income	952	1,520	3,136	4,212	(568)	(1,076)
Interest expense	(10,843)	(10,593)	(27,291)	(35,876)	250	(8,585)
Non-cash convertible debt related expense	(3,465)	(4,535)	(14,562)	(13,362)	(1,070)	1,200

Total other expense	(13,356)	(13,608)	(38,717)	(45,026)	(252)	(6,309)

Income before income tax expense, equity in net income from unconsolidated investments and noncontrolling interests in subsidiaries	57,623	74,475	96,786	150,351	(16,852)	(53,565)
Income tax expense	(19,614)	(29,753)	(34,197)	(59,785)	(10,139)	(25,588)
Equity in net income from unconsolidated investments	5,611	5,543	17,091	18,355	68	(1,264)

NET INCOME	43,620	50,265	79,680	108,921	(6,645)	(29,241)

Less: Net income attributable to noncontrolling interests in subsidiaries	(2,768)	(3,166)	(6,312)	(7,260)	(398)	(948)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$40,852	$47,099	$73,368	$101,661	(6,247)	(28,293)

Weighted Average Common Shares Outstanding:
Basic	153,779	153,411	153,660	153,321	368	339

Diluted	155,110	154,833	154,935	154,751	277	184

Earnings Per Share:
Basic	$0.27	$0.31	$0.48	$0.66	$(0.04)	$(0.18)

Diluted	$0.26	$0.30	$0.47	$0.66	$(0.04)	$(0.19)

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

Operating revenues decreased by $30.0 million and $107.2 million for the three and nine month comparative periods, respectively, primarily due to the following:

•	decreased electricity and steam sales revenue due to lower fuel pass through costs at our Indian facilities and foreign exchange impacts in 2009, and
•	decreased waste and service revenues and decreased recycled metal revenues at our existing energy-from-waste facilities in our Domestic segment, offset by
•	increased waste and services revenues at our new businesses in our Domestic segment, primarily due to the Veolia EfW acquisition, and
•	increased electricity and steam sales in our Domestic segment due to the Veolia EfW acquisition, other acquired businesses and new contracts at our Indianapolis and Kent facilities.

Operating expenses decreased by $12.9 million and $47.3 million for the three and nine month comparative periods, respectively, primarily due to the following:

•	decreased plant operating expenses at our Indian facilities resulting primarily from lower fuel costs and foreign exchange impacts in 2009, and
•	decreased plant operating expenses at our existing energy-from-waste facilities resulting primarily from lower energy costs, greater internalization of waste disposal and reduced maintenance expense due to less unscheduled down time, offset by
•	increased plant operating expenses at our existing energy-from-waste facilities resulting from cost escalations, and
•	increased operating costs resulting from the Veolia EfW Acquisition, and
•	$6.0 million of acquisition-related transaction costs primarily related to the Veolia EfW Acquisition, and
•	$5.2 million of business interruption insurance recoveries at our SEMASS facility recorded in the second quarter of 2008, and
•	higher costs resulting from the transition of the Indianapolis and Kent facilities from Service Fee to Tip Fee contracts, and
•	additional operating costs, net of contra expenses recorded related to the generation of renewable energy credits, from new businesses acquired in the Domestic segment.

Investment income decreased by $0.6 million and $1.1 million for the three and nine month comparative periods, respectively, primarily due to lower interest rates on invested funds. Interest expense increased by $0.3 million for the three month comparative period due to the issuance of the 3.25% Cash Convertible Senior Notes, offset by lower floating interest rates on the Term Loan Facility, and decreased by $8.6 million for the nine month comparative period primarily due to lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below). Non-cash convertible debt related expense decreased by $1.1 million and increased by $1.2 million for the three and nine month comparative periods, respectively, primarily due to the net changes to the valuation of the Cash Conversion Option and Note Hedge combined with the amortization of the debt discount related to the 3.25% Cash Convertible Senior Notes issued during the second quarter of 2009.

Income tax expense decreased by $10.1 million and $25.6 million for the three and nine month comparative periods, respectively, primarily due to lower pre-tax income resulting from decreased waste and service revenues and recycled metal revenue at our energy-from-waste facilities.

Equity in net income from unconsolidated investments decreased by $1.3 million for the nine month comparative period primarily due to higher taxes for Quezon Power, Inc., offset by improved performance of our Chinese joint ventures.

Domestic Business Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2009 vs. Results for the Three and Nine Months Ended September 30, 2008

	For the		For the
	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase/(Decrease)
	2009	2008	2009	2008	Three Month	Nine Month
			(Unaudited, in thousands)

Waste and service revenues	$232,197	$237,271	$664,430	$695,826	$(5,074)	$(31,396)
Electricity and steam sales	104,587	104,747	301,831	291,470	(160)	10,361
Other operating revenues	8,859	12,930	22,010	41,665	(4,071)	(19,655)

Total operating revenues	345,643	354,948	988,271	1,028,961	(9,305)	(40,690)

Plant operating expenses	190,320	179,428	595,812	565,226	10,892	30,586
Depreciation and amortization expense	45,710	49,775	144,816	145,160	(4,065)	(344)
Net interest expense on project debt	11,574	12,341	34,409	36,707	(767)	(2,298)
General and administrative expenses	22,083	17,782	61,464	57,064	4,301	4,400
Other operating expense	7,225	11,921	18,800	42,196	(4,696)	(23,396)

Total operating expenses	276,912	271,247	855,301	846,353	5,665	8,948

Operating income	$68,731	$83,701	$132,970	$182,608	(14,970)	(49,638)

Operating Revenues

Operating revenues for the domestic segment decreased by $9.3 million and $40.7 million for the three and nine month comparative periods, respectively, as reflected in the comparison of existing business and new business in the chart below and the discussion of key variance drivers which follows (in millions):

	Domestic Segment Operating Revenue Variances
	Three Months			Nine Months
	Existing	New		Existing	New
	Business	Business (A)	Total	Business	Business (B)	Total

Waste and service revenues
Service fee	$(17.3)	$11.9	$(5.4)	$(37.0)	$11.9	$(25.1)
Tip fee	3.5	5.0	8.5	12.1	9.1	21.2
Recycled metal	(8.3)	0.1	(8.2)	(27.7)	0.2	(27.5)

Total waste and service revenues	(22.1)	17.0	(5.1)	(52.6)	21.2	(31.4)
Electricity and steam sales	(5.1)	5.0	(0.1)	(4.1)	14.5	10.4
Other operating revenues	(4.6)	0.5	(4.1)	(20.2)	0.5	(19.7)

Total operating revenues	$(31.8)	$22.5	$(9.3)	$(76.9)	$36.2	$(40.7)

(A)	This column represents the results of operations for the three months ended September 30, 2009 for businesses acquired and operated after September 30, 2008.

(B)	This column represents the results of operations for the nine months ended September 30, 2009 for businesses acquired and operated after September 30, 2008 plus the results of operations for the six months ended June 30, 2009 for businesses acquired and operated during the quarter ended June 30, 2008, plus the results of operations for the three months ended March 31, 2009 for businesses acquired and operated during the quarter ended March 31, 2008.

•	Revenues from Service Fee arrangements for existing business decreased primarily due to the new contracts at our Indianapolis, Kent, and Detroit facilities and lower revenues earned explicitly to service project debt of $5.1 million and $13.6 million for the three and nine month comparative periods, respectively, partially offset by contractual escalations.
•	Revenues from Tip Fee arrangements for existing business increased for the three and nine months ended September 30, 2009 primarily due to the new contracts at our Indianapolis and Kent facilities, offset by lower waste prices and increased levels of waste disposal internalization.
•	Recycled metal revenues were $9.1 million and $20.1 million for the three and nine months ended September 30, 2009, respectively, which decreased compared to the same prior year periods due to lower pricing, partially offset by increased recovered metal volume. During the second and third quarters of 2008, we experienced historically high prices for recycled metal which declined significantly during the fourth quarter of 2008 and the impact on revenue is reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2009	2008	2007

March 31,	$ 5.2	$11.4	$7.0
June 30,	5.8	19.0	7.5
September 30,	9.1	17.3	7.9
December 31,	N/A	5.9	9.1

Total for the Year Ended December 31,	N/A	$53.6	$31.5

•	Electricity and steam sales for existing business decreased for the three and nine months ended September 30, 2009 by $5.1 million and $4.1 million, respectively. This was due to lower energy pricing, lower production and the contract change at the Detroit facility offset by increased revenues of $4.7 million and $15.9 million related to contract changes at our Indianapolis and Kent facilities, respectively.
•	Other operating revenues for existing business decreased primarily due to the timing of construction activity.

Operating Expenses

Variances in plant operating expenses for the domestic segment are as follows (in millions):

Domestic Segment Plant Operating Expense Variances
	Three Months			Nine Months
	Existing	New		Existing	New
	Business	Business (A)	Total	Business	Business (B)	Total

Total plant operating expenses	$(9.3)	$20.2	$10.9	$(9.9)	$40.5	$30.6

(A) This column represents the results of operations for the three months ended September 30, 2009 for businesses acquired and operated after September 30, 2008.

(B) This column represents the results of operations for the nine months ended September 30, 2009 for businesses acquired and operated after September 30, 2008 plus the results of operations for the six months ended June 30, 2009 for businesses acquired and operated during the quarter ended June 30, 2008, plus the results of operations for the three months ended March 31, 2009 for businesses acquired and operated during the quarter ended March 31, 2008.

Existing business plant operating expenses decreased by $9.3 million and $9.9 million for the three and nine month comparative periods, respectively, primarily due to the new contract at the Detroit facility, the impact of lower energy related costs, greater internalization of waste disposal, and reduced maintenance expense due to less unscheduled downtime, partially offset by cost escalations and higher costs resulting from the new contracts at our Indianapolis and Kent facilities. For the nine months ended September 30, 2009, the decrease in existing business plant operating expense was partially offset by $5.2 million of business interruption insurance recoveries at our SEMASS facility which was recorded in the second quarter of 2008.

Depreciation and amortization expense decreased by $4.1 million and $0.3 million for the three and nine month comparative periods, respectively, primarily due to the end of the depreciation cycle for certain assets which were acquired during 2005 from ARC Holdings.

General and administrative expense increased by $4.3 million and $4.4 million for the three and nine month comparative periods, respectively, due to the recognition of approximately $6.0 million in acquisition-related costs, primarily related to the Veolia EfW Acquisition.

Other operating expense decreased by $4.7 million and $23.4 million for the three and nine month comparative periods, respectively, primarily due to timing of construction activity and lower losses on retirement of assets.

International Business Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2009 vs. Results for the Three and Nine Months Ended September 30, 2008

	For the		For the
	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase/(Decrease)
	2009	2008	2009	2008	Three Month	Nine Month
	(Unaudited, in thousands)

Waste and service revenues	$990	$1,033	$2,868	$2,790	$(43)	$78
Electricity and steam sales	56,755	79,074	137,920	209,248	(22,319)	(71,328)

Total operating revenues	57,745	80,107	140,788	212,038	(22,362)	(71,250)

Plant operating expenses	42,970	66,538	108,076	178,359	(23,568)	(70,283)
Depreciation and amortization expense	2,310	2,184	5,819	6,929	126	(1,110)
Net interest expense on project debt	1,060	1,404	3,102	4,575	(344)	(1,473)
General and administrative expenses	6,247	4,874	18,064	11,928	1,373	6,136
Other operating expense (income)	557	896	(54)	(3,308)	(339)	(3,254)

Total operating expenses	53,144	75,896	135,007	198,483	(22,752)	(63,476)

Operating income	$4,601	$4,211	$5,781	$13,555	390	(7,774)

The decreases in revenues and plant operating expenses resulted primarily from lower fuel costs at our Indian facilities, which are a pass through at both facilities, and decreased demand from the electricity offtaker and resulting lower electricity generation.

General and administrative expenses increased by $1.4 million and $6.1 million for the three and nine month comparative periods, respectively, primarily due to additional business development spending, and normal wage and benefit escalations.

Other operating expense decreased by $0.3 million for the three month comparative period primarily due to foreign currency gains recorded during the three months ended September 30, 2009, compared to foreign currency losses in the comparative period in 2008. Other operating income decreased by $3.3 million for the nine month comparative period primarily due to insurance recoveries received during the nine months ended September 30, 2008 and unfavorable foreign exchange impacts in 2008.

LIQUIDITY AND CAPITAL RESOURCES

We generate substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs, invest in our business, pay down debt, and pursue strategic growth opportunities. In addition to our ongoing cash flow, we have access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $372.6 million, restricted cash available to service project debt of $335.2 million, and the Revolving Loan Facility, which had undrawn and available capacity of $300 million as of September 30, 2009.

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

Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2009 and 2008:

	For the Nine Months		Increase
	Ended September 30,		(Decrease)
	2009	2008	2009 vs 2008
	(Unaudited, in thousands)

Net cash provided by operating activities	$247,733	$270,702	$(22,969)
Net cash used in investing activities	(329,624)	(118,256)	211,368
Net cash provided by (used) in financing activities	261,902	(132,696)	394,598
Effect of exchange rate changes on cash and cash equivalents	196	(153)	349

Net increase in cash and cash equivalents	$180,207	$19,597	160,610

Net cash provided by operating activities for the nine months ended September 30, 2009 was $247.7 million, a decrease of $23.0 million from the prior year period. The decrease was primarily due to results of operations and the timing of working capital, offset by reduced interest expense and $10.6 million received for an income tax refund.

Net cash used in investing activities for the nine months ended September 30, 2009 was $329.6 million, an increase of $211.4 million from the prior year period. The increase was primarily comprised of higher cash outflows of:

•	$231.6 million related to higher acquisition of businesses in 2009, primarily the Veolia EfW acquisition;
•	$6.2 million related to a loan issued for the Harrisburg energy-from-waste facility; and
•	$6.3 million of property insurance proceeds received in the first nine months of 2008.

Offset by lower cash outflows of:

•	$8.2 million in purchases of property, plant and equipment primarily due to lower non-maintenance capital expenditures in the nine months ended September 30, 2009;
•	$16.0 million in purchases to acquire land use rights in the United Kingdom and United States in connection with development activities in 2008; and
•	$9.6 million related to lower purchases of equity interests in 2009; and

Net cash provided by financing activities for the nine months ended September 30, 2009 was $261.9 million, an increase of $394.6 million from the prior year period principally comprised of $387.3 million related to the proceeds received from the issuance of the Notes more fully described below:

The Notes and related transactions resulted in net proceeds of $387.3 million, consisting of:

•	proceeds of $460 million from the sale of the Notes;
•	proceeds of $54.0 million from the sale of Warrants;
•	use of cash of $112.4 million to purchase the Note Hedge; and
•	use of cash of $14.3 million for transaction related costs.

The remaining net increase in sources of cash of $7.3 million was primarily driven by:

•	release of $75.6 million from restricted funds; offset by a
•	payment of $9.7 million of interest rate swap termination costs (see Restricted Funds Held in Trust discussion below);
•	payment of $55.1 million of the Hempstead energy-from-waste facility project debt; and
•	payment of $4.6 million in higher distributions to partners of noncontrolling interests in subsidiaries.

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of September 30, 2009, we had unrestricted cash and cash equivalents of $372.6 million.

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

	As of September 30, 2009		As of December 31, 2008
	Current	Noncurrent	Current	Noncurrent

Debt service funds	$100,568	$107,622	$103,371	$97,761
Revenue funds	25,368	—	25,105	—
Other funds	55,107	46,539	46,617	52,057

Total	$181,043	$154,161	$175,093	$149,818

Of the $335.2 million in total restricted funds as of September 30, 2009, approximately $189.5 million was designated for future payment of project debt principal.

On August 20, 2009, one of our client communities refinanced project debt ($63.7 million outstanding) and we terminated a related interest rate swap ($9.8 million liability) with the proceeds from new bonds and cash on hand. As a result of the refinancing, the client community issued $53.7 million tax exempt bonds bearing interest from 3% to 5% due 2019 in order to pay down the existing project debt and $12.7 million 4.67% taxable bonds due 2012 issued primarily to terminate the swap. See Note 12. Financial Instrument of the Notes for additional information related to the termination of the interest rate swap. Consistent with other private, non-tip fee structures, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.

On June 22, 2009, we redeemed approximately $55.1 million of the outstanding serial revenue bonds related to the Hempstead energy-from-waste facility which were due on December 1, 2009 in the accordance with the terms of our indenture. The redemption was made from debt service reserves and included accrued and unpaid interest to the date of redemption.

Short-Term Liquidity

The credit facilities are comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of September 30, 2009, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	September 30, 2009	September 30, 2009

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$264,963	$55,037

(1)	Up to $200 million of which may be utilized for letters of credit.

In July 2009, the 6.8% pro rata commitment previously provided by Lehman Brothers Commercial Bank under the Revolving Loan Facility was assigned to another financial institution.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 6. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009. As of September 30, 2009, we were in compliance with the covenants under the Credit Facilities.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 4.00 to 1.00 for the four quarter period ended September 30, 2009, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges. The maximum Covanta Energy leverage ratio allowed under the Credit Facilities adjusts in future periods as follows:

•	4.00 to 1.00 for each of the four quarter periods ended September 30, 2009;
•	3.75 to 1.00 for each of the four quarter periods ended December 31, 2009, March 31, June 30 and September 30, 2010;
•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and

•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	September 30,	December 31,
	2009	2008

3.25% Cash Convertible Senior Notes due 2014	$460,000	$—
Debt discount related to Cash Convertible Senior Notes	(117,464)	—
Cash conversion option derivative at fair value	114,285	—

3.25% Cash Convertible Senior Notes, net	456,821	—

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Senior Convertible Debentures	(50,006)	(64,369)

1.00% Senior Convertible Debentures, net	323,744	309,381

Term Loan Facility due 2014	633,750	638,625
Other long-term debt	369	512

Total	1,414,684	948,518
Less: current portion	(6,599)	(6,922)

Total long-term debt	$1,408,085	$941,596

See Recent Accounting Pronouncements below for a discussion of the liability component associated with the Debentures and the retrospective accounting change resulting from the adoption of a recent accounting standard related to accounting for convertible debt instruments.

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

Net proceeds from the above transactions were $387.3 million, consisting of gross proceeds of $460.0 million from the Notes and $54.0 million of proceeds from the Warrants, less the $112.4 million purchase price for the Note Hedge and $14.3 million of purchase discounts and other offering expenses.

We have used and will use the net proceeds from the offering for general corporate purposes, which may include capital expenditures, potential permitted investments or permitted acquisitions.

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

1.00% Senior Convertible Debentures due 2027

See Recent Accounting Pronouncements below for a discussion of the liability component associated with the Debentures and the retrospective accounting change resulting from the adoption of a recent accounting standard related to accounting for convertible debt instruments.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 6 of the Notes to Consolidated Financial Statements in our Audited Consolidated Financial Statements and accompanying Notes in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

Project Debt

Domestic Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt (short- and long-term)” in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to Covanta ARC LLC, but is non-recourse to us, which as of September 30, 2009 aggregated to $251.2 million.

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

Capital Requirements

Except for amounts related to the issuance of the 3.25% Cash Convertible Senior Notes due 2014, our projected contractual obligations are consistent with amounts disclosed in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009. During the three months ended June 30, 2009, we issued the following aggregate principal amount of 3.25% Cash Convertible Senior Notes due 2014 for resale to certain qualified institutional buyers (in thousands):

		Payments Due by Period
		Remainder of	2010 and	2012 and	2014 and
	Total	2009	2011	2013	Beyond

3.25% Cash Convertible Senior Notes due 2014(1)	$460,000	$—	$—	$—	$460,000
Interest payments on 3.25% Cash Convertible Senior Notes	$75,149	$7,874	$29,900	$29,900	$7,475

(1)	The Notes bear interest at a rate of 3.25% per year, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, the Notes are convertible by the holders thereof, at any time prior to March 1, 2014, into cash only, based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of Notes, (which represents an initial conversion price of approximately $18.55 per share).

Other Commitments

Other commitments as of September 30, 2009 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$270,516	$3,999	$266,517
Surety bonds	75,764	—	75,764

Total other commitments — net	$346,280	$3,999	$342,281

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

The surety bonds listed on the table above relate primarily to performance obligations ($66.8 million) and support for closure obligations of various energy projects when such projects cease operating ($9.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted the following accounting standards which required us to retrospectively restate previously disclosed condensed consolidated financial statements. Certain prior period amounts have thus been recast in the unaudited condensed consolidated financial statements to conform to the current period presentation.

•	We adopted a recent accounting standard related to the presentation of noncontrolling interests in our consolidated financial statements. We now report noncontrolling interests in subsidiaries as a separate component of equity in our condensed consolidated financial statements and show both net income attributable to the noncontrolling interest and net income attributable to the controlling interest on the face of the condensed consolidated income statement.

•	We adopted a recent accounting standard related to accounting for convertible debt instruments that was effective for our 1.00% Senior Convertible Debentures (the “Debentures”). As required, we separately accounted for the liability and equity components of the instrument. The resultant debt discount is accreted over the expected life of the Debentures, which is February 1, 2007 to February 1, 2012, the first permitted redemption date of the Debentures. The condensed consolidated income statements were retrospectively modified compared to previously reported amounts as follows (in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Additional pre-tax non-cash convertible debt related expense	$(4.5)	$(13.4)
Additional deferred tax benefit	1.9	5.7

Retrospective change in net income and retained earnings	$(2.6)	$(7.7)

Change to basic earnings per share	$(0.01)	$(0.05)

Change to diluted earnings per share	$(0.02)	$(0.05)

For the three and nine months ended September 30, 2009, the additional pre-tax non-cash convertible debt related expense recognized in our condensed consolidated income statement related to the adoption of recent accounting standard related to accounting for convertible debt instruments was $4.9 million and $14.4 million, respectively.

See Note 2. Recent Accounting Pronouncements of the Notes to the Condensed Consolidated Financial Statements for information related to new accounting pronouncements.

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Except for the adoption of the pronouncements discussed below, management believes there have been no material changes during the nine months ended September 30, 2009 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 8-K for the year ended December 31, 2008 filed on May 18, 2009.

Effective January 1, 2009, we adopted a recent accounting standard related to accounting for convertible debt instruments. As discussed above in Recent Accounting Pronouncements, we were required to separately account for the liability and equity components of our convertible debt instruments with cash settlement features. The debt component was recognized at the present value of its cash flows discounted using a 7.25% discount rate, our estimated borrowing rate at the date of the issuance of the Debentures for a similar debt instrument without the conversion feature.

Beginning with the quarter ended June 30, 2009, we adopted various accounting standards related to fair value measurements and disclosures. These standards were intended to provide additional application guidance and enhance disclosures regarding fair value measurements. They require management to use judgment to determine whether a market is distressed or not orderly, disclose methods and significant assumptions used to estimate fair value and use judgment to determine whether a debt security is other-than-temporarily impaired. The adoption of these standards did not have a material impact on our condensed consolidated financial statements and resulted primarily in additional financial reporting disclosures.

The fair value of the Note Hedge and the Cash Conversion Option are determined using an option pricing model based on observable inputs such as implied volatility, risk free rate, and other factors. The fair value of the Note Hedge is adjusted to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market. The contingent interest features related to the Debentures and the Notes are valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

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

Except as described below, there has been no material changes during the nine months ended September 30, 2009 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Cash Conversion Option and Note Hedge related to the 3.25% Cash Convertible Senior Notes

The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. The fair value of the Cash Conversion Option was $114.3 million as of September 30, 2009. The Note Hedge is accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. The fair value of the Note Hedge was $109.0 million as of September 30, 2009. The contingent interest features of the Notes are embedded derivative instruments. The fair value of the contingent interest features of the Notes was zero as of September 30, 2009.

We expect the gain or loss from the Note Hedge transactions to offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit spreads of the Option counterparties. Our most significant credit exposure arises from the Note Hedge of the Notes. The fair value of the Note Hedge reflects the maximum loss that would be incurred should the Option Counterparties fail to perform according to the terms of the Note Hedge agreement.

For additional information related to the Notes, Cash Conversion Option, and Note Hedge, see Liquidity and Capital Resources above.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2009. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

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

Changes in Internal Control over Financial Reporting

In August 2009, we completed the acquisition of six energy-from-waste businesses and one transfer station business located in New York, Pennsylvania, California and Canada. The acquisition is not material to our results of operations, financial position and cash flows in 2009. We will continue to evaluate the impact of the acquisition of these businesses on our system of internal controls over financial reporting. We intend to exclude these businesses from Management’s Report on Internal Control over Financial Reporting at December 31, 2009.

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

Except as described below, there have been no material changes during the nine months ended September 30, 2009 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: October 21, 2009