Form 10-K
period 2009-12-31
COVANTA HOLDING CORP
filed 2010-02-22
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,186,734,461. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	February 17, 2010

Common Stock, $0.10 par value per share	154,936,092 shares

Documents Incorporated By Reference:

Part of Form 10-K of Covanta Holding Corporation	Documents Incorporated by Reference

Part III	Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2010 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1A. Risk Factors of this Annual Report on Form 10-K and in other filings by Covanta with the SEC.

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

AVAILABILITY OF INFORMATION

You may read and copy any materials Covanta files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Covanta’s SEC filings are also available to the public, free of charge, on its corporate website, www.covantaholding.com as soon as reasonably practicable after Covanta electronically files such material with, or furnishes it to, the SEC. Covanta’s common stock is traded on the New York Stock Exchange. Material filed by Covanta can be inspected at the offices of the New York Stock Exchange at 20 Broad Street, New York, N.Y. 10005.

PART I

Item 1.	BUSINESS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries and the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.

About Covanta Holding Corporation

We are a leading developer, owner and operator of infrastructure for the conversion of waste to energy (known as “energy-from-waste”), as well as other waste disposal and renewable energy production businesses in the Americas, Europe and Asia. We are organized as a holding company which was incorporated in Delaware on April 16, 1992. We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the Americas. We have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance.

As of December 31, 2009, we owned, had equity investments in, and/or operated 64 energy generation facilities, 56 of which are in the Americas and eight of which are located outside the Americas. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two ashfills and two landfills, which we use primarily for ash disposal, and 13 waste transfer stations.

Business Segments

Our reportable segments are Americas (formerly referred to as “Domestic”) and International. The Americas segment is comprised of waste and energy services operations primarily in the United States and Canada. The International segment is comprised of waste and energy services operations in other countries, currently the United Kingdom, Ireland, Italy, China, The Philippines, India, and Bangladesh.

Additional information about our business segments is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Business Segments and in Item 8. Financial Statements And Supplementary Data — Note 5. Financial Information by Business Segments.

The Energy-From-Waste Solution

Our mission is to be the world’s leading energy-from-waste company, with a complementary network of renewable energy generation and waste disposal assets. We expect to build value for our stockholders by satisfying our clients’ waste disposal and energy generation needs with safe, reliable and environmentally sustainable solutions. In order to accomplish this mission and create additional value for our stockholders, we are focused on:

•	providing customers with superior service and effectively managing our existing business;
•	generating sufficient cash to meet our liquidity needs and invest in our business;
•	advancing our Clean World Initiative in order to enhance the value of our existing business and create new opportunities; and
•	developing new projects and making acquisitions to grow our business in the Americas, Europe and Asia.

We believe that our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: waste disposal and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in energy-from-waste facilities we reduce greenhouse gas (“GHG”) emissions, lower the risk of groundwater contamination, and conserve land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor of GHG emissions. As public planners in the Americas, Europe and Asia address their needs for more environmentally sustainable waste disposal and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative. We will also consider acquiring or developing new technologies that complement our existing renewable energy and waste services businesses.

Our business offers sustainable solutions to energy and environmental problems, and our corporate culture is increasingly focused on themes of sustainability in all of its forms. We aspire to continuous improvement in environmental performance, beyond mere compliance with legally required standards. This ethos is embodied in our “Clean World Initiative,” an umbrella program under which we are:

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

In order to create new business opportunities and benefits and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the ongoing global economic slowdown and related unemployment, policy makers are focused on themes of economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represent the type of “green jobs” that are consistent with this focus. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions and to policy makers seeking to encourage renewable energy technologies (and the associated “green jobs”) as viable alternatives to reliance on fossil fuels as a source of energy.

The United States Congress is currently debating proposals designed to encourage two broad policy objectives: increased renewable energy generation and reduction of fossil fuel usage and related GHG emissions. The United States House of Representatives passed a bill known as the America Clean Energy and Security Act of 2009 (“ACES”) which addresses both policy objectives, by means of a phased-in national renewable energy standard and a “cap-and-trade” system to reduce GHG emissions. Energy-from-waste and biomass have generally been included in the ACES bill to be among the technologies that help to achieve both of these policy objectives. Similar legislation has been introduced in the United States Senate. While legislation is far from final and a vigorous debate is expected when the House of Representatives and Senate bills are reconciled, we believe the direction of Congressional efforts could create additional growth opportunities for our business and increase energy revenue from existing facilities.

Growth and Development

We have extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We intend to continue to focus our efforts on pursuing development and acquisition-based growth. We anticipate that a part of our future growth will come from acquiring or investing in additional energy-from-waste, waste disposal and renewable energy production businesses in the Americas, Europe and Asia. Our business is capital intensive because it is based on building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries.

In the Americas, we are pursuing additional growth opportunities through project expansions, new energy-from-waste and other renewable energy projects, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We are also pursuing international waste and/or renewable energy business opportunities, particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste in order to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce GHG emissions. Outside of the Americas, we are focusing on the United Kingdom, Ireland, and China.

For several years, we have expanded our network of waste and energy services businesses through acquisitions, equity investments and additional operating and development contracts. In our Americas segment, from 2007 through 2009, we added ten energy-from-waste facilities, two ashfills, eight transfer stations and four biomass projects to the network of projects that we own, have equity investments in, and/or operate. In addition, we completed the expansion of the energy-from-waste facilities located in Lee County, Florida and Hillsborough County, Florida and extended the related service contracts for these facilities. We recently entered into agreements to expand the Honolulu, Hawaii energy-from-waste facility, and to extend our operating agreement for that facility. We also entered into various contract extensions or new service agreements with existing energy-from-waste facilities, such as in Detroit, Michigan; Stanislaus County, California; Wallingford, Connecticut; Pasco County, Florida; Indianapolis, Indiana; Kent County, Michigan; and Hempstead, New York. During this period, we added approximately 17% in waste disposal capacity and 17% in gross electric capacity for our Americas segment. We also acquired a 3,000 tons per day (“tpd”) energy-from-waste business in Miami-Dade, Florida in February 2010.

In our International segment, we have commenced construction of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. We also have equity interests in two companies located in China, one through which we hold minority interests in two existing energy-from-waste facilities and the other through which we are constructing an 1,800 tpd energy-from-waste facility in Sichuan Province in China. We also hold a controlling interest in a company constructing a 350 tpd energy-from-waste facility in Jiangsu Province in China. Additional information related to our acquisitions and business development is described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Growth and Development.

AMERICAS SEGMENT

Energy-From-Waste Projects

Energy-from-waste projects have two essential purposes: to provide waste disposal services, typically to municipal clients who sponsor the projects, and to use that waste as a fuel source to generate renewable energy. The electricity or steam generated by the projects is generally sold to local utilities or industrial customers, and most of the resulting revenues reduce the overall cost of waste disposal services to the municipal clients. These projects are capable of providing waste disposal services and generating electricity or steam, if properly operated and maintained, for several decades. Generally, we provide these waste disposal services and sell the electricity and steam generated under contracts, which expire on various dates between 2010 and 2034. Many of our service contracts may be renewed for varying periods of time, at the option of the municipal client.

For all energy-from-waste projects, we receive revenue from two primary sources: fees charged for operating projects or processing waste received and payments for electricity and steam sales. We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste and ash disposal fees or operating fees. In addition, we own and in some cases operate other renewable energy projects in the Americas segment which generate electricity from wood waste (biomass), landfill gas, and hydroelectric resources. The electricity from these other renewable energy projects is sold to utilities under contracts or into the regional power pool at short-term rates. For these projects, we receive revenue from sales of energy, capacity and/or cash from equity distributions and additional value from the sale of renewable energy credits. We may receive additional revenue from construction activity during periods when we are constructing new facilities or expanding existing facilities.

Contract Structures

We currently operate energy-from-waste projects in 16 states and one Canadian province. Most of our energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different reflecting the specific needs and concerns of a client community, applicable regulatory requirements and other factors. The following describes features generally common to these agreements, as well as important distinctions among them:

•	We design the facility, help to arrange for financing and then we either construct and equip the facility on a fixed price and schedule basis, or we undertake an alternative role, such as construction management, if that better meets the goals of our municipal client.
•	For the energy-from-waste projects we own, financing is generally accomplished through tax-exempt and taxable revenue bonds issued by or on behalf of the client community. For these facilities, the bond proceeds are loaned to us to pay for facility construction and to fund a debt service reserve for the project, which is generally sufficient to pay principal and interest for one year. Project-related debt is included as “project debt” and the debt service reserves are included as “restricted funds held in trust” in our consolidated financial statements. Generally, project debt is secured by the project’s revenue, contracts and other assets of our project subsidiary.

•	Following construction and during operations, we receive revenue from two primary sources: fees we receive for operating projects or for processing waste received, and payments we receive for electricity and/or steam we sell. Typical features of these agreements are as follows:

	Current
	number of	Fees for operating projects or for	Payments for electricity
Contract types	projects	processing waste received	and/or steam we sell

Service Fee	28	We charge a fixed fee (which escalates over time pursuant to contractual indices that we believe are appropriate to reflect price inflation) for operation and maintenance services provided to these energy-from-waste projects. At projects that we own and where project debt is in place, a portion of our fee is dedicated to project debt service. Our contracts at Service Fee projects provide revenue that does not materially vary based on the amount of waste processed or energy generated and as such is relatively stable for the contract term.	At most of our Service Fee projects, the operating subsidiary retains only a fraction of the energy revenues generated, with the balance (generally 90%) used to provide a credit to the municipal client against its disposal costs. Therefore, in these projects, the municipal client derives most of the benefit and risk of energy production and changing energy prices.

Tip Fee	13	We receive a per-ton fee under contracts for processing waste at Tip Fee projects. We generally enter into long-term waste disposal contracts for a substantial portion of the project’s disposal capacity. These Tip Fee service agreements include stated fixed fees earned by us for processing waste up to certain base contractual amounts during specified periods. These Tip Fee service agreements also set forth the per-ton fees that are payable if we accept waste in excess of the base contractual amounts. The waste disposal and energy revenue from these projects is more dependent upon operating performance and, as such, is subject to greater revenue fluctuation to the extent performance levels fluctuate.	Where Tip Fee structures exist, we generally retain 100% of the energy revenues, as well as risk associated with energy production and changing energy pricing. The majority of Tip Fee structures are under long-term fixed-price energy contracts.

•	We agree to operate the facility and meet minimum waste processing capacity and efficiency standards, energy production levels and environmental standards. Failure to meet these requirements or satisfy the other material terms of our agreement (unless the failure is caused by our client community or by events beyond our control), may result in damages charged to us or, if the breach is substantial, continuing and unremedied, termination of the applicable agreement. These damages could include amounts sufficient to repay project debt (as reduced by amounts held in trust and/or proceeds from sales of facilities securing project debt) and as such, these contingent obligations cannot readily be quantified. We have issued performance guarantees to our client communities and, in some cases other parties, which guarantee that our project subsidiaries will perform in accordance with contractual terms including, where required, the payment of such damages. If one or more contracts were terminated for our default, these contractual damages may be material to our cash flow and financial condition. To date, we have not incurred material liabilities under such performance guarantees.
•	The client community generally must deliver minimum quantities of municipal solid waste to the facility on a put-or-pay basis and is obligated to pay a fee for its disposal. A put-or-pay commitment means that the client community promises to deliver a stated quantity of waste and pay an agreed amount for its disposal, regardless of whether the full amount of waste is actually delivered. Where a Service Fee structure exists, portions of the service fee escalate to reflect indices for inflation, and in many cases, the client community must also pay for other costs, such as insurance, taxes, and transportation and disposal of the ash residue to the disposal site. Generally, expenses resulting from the delivery of unacceptable and hazardous waste on the site are also borne by the client community. In addition, the contracts generally require the client community to pay increased expenses and capital costs resulting from unforeseen circumstances, subject to specified limits. At three publicly-owned facilities we operate, our client community may terminate the operating contract under limited circumstances without cause.
•	Our returns are expected to be stable if we do not incur material unexpected operation and maintenance costs or other expenses. In addition, most of our energy-from-waste project contracts are structured so that contract counterparties generally bear, or share in, the costs associated with events or circumstances not within our control, such as uninsured force majeure events and changes in legal requirements. The stability of our revenues and returns could be affected by our ability to continue to enforce these obligations. Also, at some of our energy-from-waste facilities, commodity price risk is mitigated by passing through commodity costs to contract counterparties. With respect to our other renewable energy projects, such structural features generally do not exist because either we operate and maintain such facilities for our own account.

•	We receive the majority of our revenue under short- and long-term contracts, with little or no exposure to price volatility, but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility. The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from the sale of energy and metals. During the second and third quarters of 2008, pricing for energy and recycled metals reached historically high levels and has subsequently declined materially. At some of our renewable energy projects, our operating subsidiaries purchase fuel in the open markets which exposes us to fuel price risk.
•	We generally sell the energy output from our projects to local utilities pursuant to long-term contracts. At several of our energy-from-waste projects, we sell energy output under short-term contracts or on a spot-basis to our customers.

Contracted and Merchant Capacity

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

To date, we have been successful in extending our existing contracts to operate energy-from-waste facilities owned by municipal clients where market conditions and other factors make it attractive for both us and our municipal clients to do so. See discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Growth and Development for additional information. The extent to which additional extensions will be attractive to us and to our municipal clients who own their projects will depend upon the market and other factors noted above. However, we do not believe that either our success or lack of success in entering into additional negotiated extensions to operate such facilities will have a material impact on our overall cash flow and profitability. See Item 1A. Risk Factors — We may face increased risk of market influences on our revenues after our contracts expire.

As we seek to enter into extended or new contracts, we expect that medium- and long-term contracts for waste supply, at least for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace. We also expect that medium- and long-term contracts for sales of energy will be less available than in the past. As a result, following the expiration of these long-term contracts, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets.

In conjunction with our energy-from-waste business, we also own and/or operate 13 transfer stations, two ashfills and two landfills in the northeast United States, which we utilize to supplement and manage more efficiently the fuel and ash disposal requirements at our energy-from-waste operations. We provide waste procurement services to our waste disposal and transfer facilities which have available capacity to receive waste. With these services, we seek to maximize our revenue and ensure that our energy-from-waste facilities are being utilized most efficiently, taking into account maintenance schedules and operating restrictions that may exist from time to time at each facility. We also provide management and marketing of ferrous and non-ferrous metals recovered from energy-from-waste operations, as well as services related to non-hazardous special waste destruction and residue management for our energy-from-waste projects.

Biomass Projects

We own and operate seven wood-fired generation facilities and have a 55% interest in a partnership which owns another wood-fired generation facility. Six of these facilities are located in California, and two are located in Maine. The combined gross energy output from these facilities is 191 megawatts (“MW”). We derive revenue from our biomass facilities from sales of electricity, capacity, and where available, additional value from the sale of renewable energy credits. Four of these facilities sell their energy output at fixed rates pursuant to contracts, while the other four facilities sell into local power pools at rates that float with the market.

At all of these projects, we purchase fuel pursuant to short-term contracts or other arrangements, in each case at prevailing market rates which exposes us to fuel price risk. The price of fuel varies depending upon the time of year, local supply, and price of energy. As such, and unlike our energy-from-waste businesses, we earn income at our biomass facilities based on the margin between our cost of fuel and our revenue from selling the related output. During part of 2009, this margin was negative at two of our biomass facilities, and we temporarily suspended operations at those locations, and have subsequently entered into favorable long-term agreements for the energy output. We will consider taking similar action in the future if market conditions warrant such action. In both 2009 and 2008, revenue from our biomass projects represented approximately 6% of our Americas segment revenue.

Other Renewable Energy Projects

We also engage in developing, owning and/or operating renewable energy production facilities utilizing a variety of energy sources such as water (hydroelectric) and landfill gas. We derive our revenues from these facilities primarily from the sale of energy, capacity, and where available, renewable energy credits. We generally operate and maintain these projects for our own account or we do so on a cost-plus basis rather than a fixed-fee basis.

Hydroelectric — We own a 50% equity interest in two small run-of-river hydroelectric facilities located in the State of Washington which sell energy and capacity to Puget Sound Energy under long-term energy contracts. We operate two hydroelectric facilities in Costa Rica through an operating subsidiary pursuant to long-term contracts. We also have a nominal equity investment in each project. The electric output from both of these facilities is sold to Instituto Costarricense de Electricidad, a Costa Rica national electric utility.

Landfill Gas — We own and operate two landfill gas projects located in California and one in Massachusetts which produce electricity by combusting methane gas produced in landfills. These projects sell energy to various utilities. In both 2009 and 2008, revenue from our landfill gas projects was less than 1% of our Americas segment revenue. During 2009, we shut down operations of two landfill gas projects located in California. Upon the expiration of the remaining energy contracts, we expect that these projects will enter into new power off-take arrangements or will be shut down.

Summary information with respect to our Americas segment projects that are currently operating is provided in the following table:

						Contract
			Design Capacity			Expiration Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

A.	ENERGY-FROM-WASTE PROJECTS TIP FEE STRUCTURES
1.	Southeast Massachusetts(1)	Massachusetts	2,700	78.0	Owner/Operator	N/A	2015
2.	Delaware Valley	Pennsylvania	2,688	87.0	Lessee/Operator	2017	2016
3.	Hempstead(2)	New York	2,505	72.0	Owner/Operator	2034	N/A
4.	Indianapolis(3)	Indiana	2,362	6.5	Owner/Operator	2018	2028
5.	Niagara(3)	New York	2,250	50.0	Owner/Operator	N/A	2010-2018
6.	Haverhill	Massachusetts	1,650	44.6	Owner/Operator	N/A	2019
7.	Union County(2)	New Jersey	1,440	42.1	Lessee/Operator	2023	N/A
8.	Tulsa(3)	Oklahoma	1,125	16.5	Owner/Operator	2012	2019
9.	Alexandria/Arlington	Virginia	975	22.0	Owner/Operator	2013	2023
10.	Kent County(3)	Michigan	625	16.8	Operator	2023	2023
11.	Warren County	New Jersey	450	13.5	Owner/Operator	N/A	2013
12.	Springfield	Massachusetts	400	9.4	Owner/Operator	2014	2010
13.	Pittsfield	Massachusetts	240	8.6	Owner/Operator	2015	2015
	SERVICE FEE STRUCTURES
14.	Fairfax County	Virginia	3,000	93.0	Owner/Operator	2011	2015
15.	Detroit(1)(3)(4)	Michigan	2,832	68.0	Part Owner/Operator	2010	2024
16.	Essex County	New Jersey	2,277	66.0	Owner/Operator	2020	2020
17.	Honolulu(1)(5)	Hawaii	2,160	90.0	Operator	2032	2015
18.	Hartford(1)(6)	Connecticut	2,000	68.5	Operator	2012	2012
19.	Lee County	Florida	1,836	57.3	Operator	2024	2015
20.	Montgomery County	Maryland	1,800	63.4	Operator	2016	2010
21.	Hillsborough County	Florida	1,800	46.5	Operator	2027	2010
22.	Long Beach	California	1,380	36.0	Operator	2018	2018
23.	York	Pennsylvania	1,344	42.0	Operator	2015	2016
24.	Plymouth	Pennsylvania	1,216	32.0	Owner/Operator	2014	2012
25.	Hennepin County	Minnesota	1,212	38.7	Operator	2018	2018
26.	Lancaster County	Pennsylvania	1,200	33.1	Operator	2016	2016
27.	Pasco County	Florida	1,050	29.7	Operator	2016	2024
28.	Onondaga County	New York	990	39.2	Owner/Operator	2015	2025
29.	Stanislaus County	California	800	22.4	Owner/Operator	2016	2010

						Contract
			Design Capacity			Expiration Dates
			Waste	Gross		Service/
			Disposal	Electric		Waste
		Location	(TPD)	(MW)	Nature of Interest	Disposal	Energy

30.	Harrisburg(2)	Pennsylvania	800	20.8	Operator	2018	N/A
31.	Huntington(7)	New York	750	24.3	Owner/Operator	2012	2012
32.	Babylon	New York	750	16.8	Owner/Operator	2019	2018
33.	Burnaby	British Columbia	720	25.0	Operator	2025	2013
34.	Huntsville(3)	Alabama	690	—	Operator	2016	2014
35.	Southeast Connecticut	Connecticut	689	17.0	Owner/Operator	2015	2017
36.	Bristol	Connecticut	650	16.3	Owner/Operator	2014	2014
37.	Marion County	Oregon	550	13.1	Owner/Operator	2014	2014
38.	Lake County	Florida	528	14.5	Owner/Operator	2014	2014
39.	MacArthur	New York	486	12.0	Operator	2015	2010
40.	Hudson Valley	New York	450	9.8	Operator	2014	2014
41.	Wallingford	Connecticut	420	11.0	Owner/Operator	2020	2010

		SUBTOTAL	53,790	1,473.4
B.	ANCILLARY WASTE PROJECTS
	ASH and LANDFILLS
42.	CMW — Semass	Massachusetts	1,700	N/A	Operator	2016	N/A
43.	Peabody (ash only)	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
44.	Haverhill	Massachusetts	555	N/A	Lessee/Operator	N/A	N/A
45.	Springfield (ash only)	Massachusetts	175	N/A	Owner/Operator	N/A	N/A

		SUBTOTAL	3,130
	TRANSFER STATIONS
46.	Derwood	Maryland	2,500	N/A	Operator	2015	N/A
47.	Girard Point	Pennsylvania	2,500	N/A	Owner/Operator	2012	N/A
48.	58th Street	Pennsylvania	2,000	N/A	Owner/Operator	2012	N/A
49.	Braintree	Massachusetts	1,200	N/A	Owner/Operator	2015	N/A
50.	Abington	Pennsylvania	940	N/A	Operator	2014	N/A
51.	Lynn	Massachusetts	885	N/A	Owner/Operator	N/A	N/A
52.	Mamaroneck	New York	800	N/A	Owner/Operator	2015	N/A
53.	Holliston	Massachusetts	700	N/A	Owner/Operator	N/A	N/A
54.	Canaan	New York	600	N/A	Owner/Operator	N/A	N/A
55.	Springfield	Massachusetts	500	N/A	Owner/Operator	N/A	N/A
56.	Mt. Kisco	New York	350	N/A	Owner/Operator	2016	N/A
57.	Danvers	Massachusetts	250	N/A	Operator	2011	N/A
58.	Essex	Massachusetts	6	N/A	Operator	2015	N/A

		SUBTOTAL	13,231
C.	OTHER RENEWABLE ENERGY PROJECTS
	BIOMASS
59.	Delano	California	N/A	49.5	Owner/Operator	N/A	2017
60.	Pacific Ultrapower Chinese Station(8)	California	N/A	25.6	Part Owner	N/A	2017
61.	Mendota	California	N/A	25.0	Owner/Operator	N/A	2014
62.	Jonesboro(2)	Maine	N/A	24.5	Owner/Operator	N/A	N/A
63.	West Enfield(2)	Maine	N/A	24.5	Owner/Operator	N/A	N/A
64.	Pacific Oroville	California	N/A	18.7	Owner/Operator	N/A	2016
65.	Burney Mountain	California	N/A	11.4	Owner/Operator	N/A	2015
66.	Mount Lassen	California	N/A	11.4	Owner/Operator	N/A	2015

		SUBTOTAL		190.6
	HYDROELECTRIC
67.	Rio Volcan(9)	Costa Rica	N/A	17.0	Part Owner/Operator	N/A	2010
68.	Don Pedro(9)	Costa Rica	N/A	14.0	Part Owner/Operator	N/A	2010
69.	Koma Kulshan(10)	Washington	N/A	12.0	Part Owner/Operator	N/A	2037
70.	South Fork(10)	Washington	N/A	5.0	Part Owner	N/A	2022

		SUBTOTAL		48.0
	LANDFILL GAS
71.	Otay	California	N/A	7.4	Owner/Operator	N/A	2011-2019
72.	Haverhill	Massachusetts	N/A	1.6	Lessee/Operator	N/A	N/A
73.	Stockton	California	N/A	0.8	Owner/Operator	N/A	2012

		SUBTOTAL		9.8

(1)	These facilities use a refuse-derived fuel technology.

(2)	These facilities sell electricity into the regional power pool at prevailing rates.

(3)	These facilities have been designed to export steam for sale.

(4)	The project receives waste under an agreement with the Greater Detroit Resource Recovery Authority (“GDRRA”) with a term of one year, which renews automatically for successive one year terms unless either party terminates. In addition, the project may call upon GDRRA to deliver the waste of the City of Detroit to the Detroit facility at market-based rates through 2035.

(5)	With respect to this project, we have entered into agreements to expand waste processing capacity from 2,160 tpd to 3,060 tpd and to increase gross electricity capacity from 57 MW to 90 MW. The agreements also extend the service contract term by 20 years. Environmental and other project related permits have been received and expansion construction has commenced.

(6)	Under contracts with the Connecticut Resource Recovery Authority, we operate only the boilers and turbines for this facility.

(7)	Owned by a limited partnership in which the limited partners are not affiliated with us.

(8)	We have a 55% ownership interest in this project.

(9)	We have nominal ownership interests in these projects.

(10)	We have a 50% ownership interest in these projects.

INTERNATIONAL SEGMENT

General Approach to International Projects

We have ownership interests in and/or operate facilities internationally, including independent power production facilities in the Philippines, Bangladesh and India where we generate electricity by combusting coal, natural gas and heavy fuel-oil, and energy-from-waste facilities in China and Italy. We are also constructing an energy-from-waste facility in Ireland. We receive revenue from operating fees, electricity and steam sales, construction activities, and in some cases cash from equity distributions. The projects sell the electricity and steam they generate under either short-term or long-term contracts or market concessions to utilities, governmental agencies providing power distribution, creditworthy industrial users, or local governmental units. Energy-from-waste facilities also sell waste disposal services.

In developing our international business, we have employed the same general approach to projects as is described above with respect to Americas segment projects. We intend to seek to develop or participate in additional international projects, particularly energy-from-waste projects, where the regulatory or market environment is attractive. With respect to some international energy-from-waste projects, ownership transfer to the sponsoring municipality (for nominal consideration) is required following expiration of the project’s long-term operating contract. The ownership and operation of facilities in foreign countries potentially entails significant political and financial uncertainties that typically are not encountered in such activities in the United States, as described below and discussed in Item 1A. Risk Factors.

•	Some of the countries in which we currently operate are lesser developed countries or developing countries where the political, social and economic conditions are quite different, and are often less stable than those conditions prevailing in the United States or other developed countries. In order to mitigate these risks both at the outset of project development and over time, we often develop projects jointly with experienced and respected local companies.
•	When a project is developed, we undertake a credit analysis of the proposed power purchaser and/or fuel suppliers (which for energy-from-waste projects are often municipal governments).
•	We have typically sought to negotiate long-term contracts for the supply of fuel with reliable suppliers. For our projects that are not energy-from-waste facilities, we have sought, to the extent practicable, to shift the consequences of interruptions in the delivery of fuel (whether due to the fault of the fuel supplier or due to reasons beyond the fuel supplier’s control) to the electricity purchaser or service recipient by securing a suspension of the project’s operating responsibilities under the applicable agreements and an extension of our operating concession under such agreements. In some instances, we require the energy purchaser or service recipient to continue to make payments of fixed costs if such interruptions occur. In order to mitigate the effect of short-term interruptions in the supply of fuel, we have also endeavored to provide on-site storage of fuel in sufficient quantities to address such interruptions.
•	At some of our international independent power projects, our operating subsidiaries purchase fuel in the open market. However, in most cases, the fuel price risk is borne by the energy purchaser because such risk from changes in fuel prices is passed through under the contract. In some of our international projects, the project entity has entered into long-term fuel purchase contracts that protect the project from changes in fuel prices, provided counterparties to such contracts perform their commitments.

•	For our energy-from-waste projects in international markets, typically a significant portion of each project’s waste supply is under long-term contracts with sponsoring municipalities, thus reducing the risk of fuel supply interruptions or price instability. Where market conditions are favorable and we have the contractual right to do so, we may also reserve a portion of a facility’s capacity for shorter term contracts or receive waste on a spot basis. For these energy-from-waste projects, long-term contracts for energy output are generally not available, and we expect to sell such output directly into the power pool at market rates, which may fluctuate.
•	Payment for services that we provide will often be made in whole or in part in the domestic currencies of the host countries. In some of our independent power projects, components of project costs incurred or funded in U.S. dollars are recovered without risk of currency fluctuation through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation, and consequently there is risk in such situations that such power purchaser or service recipient will, at least in the near-term, be less able or willing to pay for the project’s power or service.
•	We expect to fund the energy-from-waste projects that we will develop and own in international markets through a combination of local financings and direct equity investment. To the extent that the equity investment is made in currencies other than local currency, both the amount of our investment and the returns we receive on that investment may be affected by currency fluctuations.

We have sought to manage and mitigate these risks through all appropriate means, including by:

•	developing projects jointly with experienced local partners, where such relationships add value;
•	political and financial analysis of the host countries and the key participants in each project;
•	guarantees of relevant agreements with creditworthy entities;
•	political risk and other forms of insurance; and/or
•	participation by United States and/or international development finance institutions in the financing of projects.

We determine which mitigation measures to apply based on our ability to balance the risks presented, the availability of such measures and their cost.

We have generally participated in projects which provide services that are treated as a matter of national or key economic importance by the laws and politics of the host country. Therefore, there is a risk that the assets constituting the facilities of these projects could be temporarily or permanently expropriated or nationalized by a host country, made subject to local or national control or be subject to unfavorable legislative action, regulatory decisions or changes in taxation. We believe that working with experienced and reputable local joint venture partners mitigates this risk.

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

International Projects

We presently have interests in international power projects with an aggregate generating capacity of approximately 938 MW (gross), with our portion of the ownership in these facilities representing approximately 365 MW. In addition to our headquarters in Fairfield, New Jersey, our international business is facilitated through field offices in Shanghai, China; Chennai, India; Dublin, Ireland; and Birmingham, England. The following describes the important features of these projects, by fuel type:

Energy-From-Waste

In Operation

We own a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, People’s Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd, 24 MW mass-burn energy-from-waste projects (Fuzhou project and Tongqing project). Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest in Sanfeng. The solid waste supply for the projects comes from municipalities under long-term contracts. The municipalities also have the obligation to coordinate the purchase of power from the facilities as part of the long-term contracts for waste disposal. The electrical output from these projects is sold at governmentally established preferential rates under short-term arrangements with local power bureaus.

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

Under Construction

Ireland

We have commenced construction of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of approximately €350 million. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. Dublin Waste to Energy Limited has a 25 year tip fee type contract to provide disposal service for approximately 320,000 metric tons of waste annually. The project is expected to sell electricity into the local electricity grid. A portion of the electricity is expected to be eligible for a preferential renewable tariff. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project. We expect to fund construction through existing sources of liquidity and effect project financing as the project progresses. The primary approvals and licenses for the project have been obtained and construction commenced in December 2009.

China

We and Chongqing Iron & Steel Company (Group) Limited have entered into a 25 year contract to build, own, and operate an 1,800 tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We have a 49% equity interest in the project joint venture. Construction of the facility has commenced and operation is expected to begin in 2011. The project company has obtained financing for Rmb 480 million for the project, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Limited, until the project has been constructed and for one year after operations commence.

Our joint venture Taixing Covanta Yanjiang Cogeneration Co., Ltd., of which we own 85%, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The project company has obtained approximately Rmb 165 million in project financing which, together with available cash from existing operations, will fund construction costs. The Taixing project commenced construction in late 2009.

Independent Power Projects

•	A partnership, in which we hold a 26% equity interest, owns a 510 MW (gross) coal-fired electric power generation facility located in Mauban, Quezon Province, the Philippines (“Quezon”). The remaining equity interests are held by an affiliate of International Generating Company, an affiliate of Electricity Generating Public Company Limited (a company listed on the Stock Exchange of Thailand) and an entity owned by the original project developer. The Quezon project sells electricity to the Manila Electric Company (“Meralco”), the largest electric distribution company in the Philippines, which serves the area surrounding and including metropolitan Manila.

Under an energy contract expiring in 2025, Meralco is obligated to take-or-pay for stated minimum annual quantities of electricity at an all-in price which consists of capacity, operating, energy, transmission and other fees adjusted for inflation, fuel cost and foreign exchange fluctuations. The Quezon project has entered into two coal supply contracts expiring in 2015 and 2022. Under these supply contracts, the cost of coal is determined using a base energy price adjusted to fluctuations of specified international benchmark prices. Our wholly-owned subsidiary, Covanta Philippines Operating, Inc., operates the project under a long-term agreement with the Quezon project, and we have obtained political risk insurance for our equity investment in this project.

•	We also have a majority equity interest in a 24 MW (gross) coal-fired cogeneration facility in the People’s Republic of China. The project entity, in which we hold a majority interest, operates this project. The party holding a minority position in the project is an affiliate of the local municipal government. While the steam produced at this project is intended to be sold under a long-term contract to its industrial host, in practice, steam has been sold on either a short-term basis to local industries or the industrial host, in each case at varying rates and quantities. The electric power is sold at an “average grid rate” to a subsidiary of the provincial power bureau.

•	We hold a 45% equity interest in a barge-mounted 126 MW (gross) diesel/natural gas-fired electric power generation facility located near Haripur, Bangladesh. The remaining equity interests are held by Pendekar Energy (L) Ltd (a consortium of Tanjong Energy Holdings Sdn Bhd (Malaysia) and Al-Jomaih Group (Saudi Arabia)) and an affiliate of Wartsila North America, Inc. The electrical output of the project is sold to the Bangladesh Power Development Board (“BPDB”) pursuant to an energy contract with minimum energy off-take provisions at an all-in price divided into a fuel component and an “other” component. The fuel component reimburses the fuel cost incurred by the project up to a specified heat rate. The “other” component consists of a pre-determined base rate which is adjusted for the actual load factor and foreign exchange fluctuations. The BPDB also supplies all of the project’s natural gas requirements at a pre-determined base cost adjusted for fluctuations on actual landed cost of the fuel in Bangladesh. The Government of Bangladesh guarantees the BPDB’s contractual obligations. We operate the project under a long-term agreement with the project company and we have obtained political risk insurance for our equity interest in this project.

•	We hold majority equity interests in two 106 MW (gross) heavy fuel-oil fired electric power generation facilities in India. We hold a 60% equity interest in the first project (the “Samalpatti project”), which is located near Samalpatti, in the state of Tamil Nadu. The remaining equity interests in the Samalpatti project are held by affiliates of Shapoorji Pallonji Infrastructure Capital Co. Ltd. and by Wartsila India Power Investment, LLC. We hold a 77% equity interest in the second project (the “Madurai project”), which is located in Samayanallur, also in the state of Tamil Nadu. The remaining equity interest in the Madurai project is held by an Indian company controlled by the original project developer. Both projects sell their electrical output to the Tamil Nadu Electricity Board (“TNEB”) pursuant to long-term agreements with a full pass-through all-in pricing structure that takes into account specified heat rates, operation and maintenance costs, and equity returns. TNEB’s obligations are guaranteed by the government of the state of Tamil Nadu. Indian oil companies supply the oil requirements of both projects through 15 year fuel supply agreements based on market prices. We operate both projects through subsidiaries under long-term agreements with the project companies.

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

Summary information with respect to our international projects that are currently operating is provided in the following table:

			Design Capacity			Contract
			Waste			Expiration Dates
			Disposal	Gross		Service/
			(Metric	Electric		Waste
		Location	TPD)	(MW)	Nature of Interest	Disposal	Energy

A.	ENERGY-FROM-WASTE TIP FEE STRUCTURES
1.	Fuzhou(1)	China	1,200	24	Part Owner	2032	N/A
2.	Tongqing(1)	China	1,200	24	Part Owner	2027	N/A
3.	Trezzo	Italy	500	18	Part Owner	2023	2023

		SUBTOTAL	2,900	66

B.	ENERGY-FROM-WASTE — UNDER CONSTRUCTION
4.	Chengdu	China	1,800	36	Part Owner
5.	Dublin	Ireland	1,700	68	Part Owner/Operator
6.	Taixing	China	350	30	Part Owner/Operator

		SUBTOTAL	3,850	134

C.	INDEPENDENT POWER PROJECTS
	COAL
7.	Quezon(2)	Philippines	N/A	510	Part Owner/Operator	N/A	2025
8.	Yanjiang (Taixing)(3)	China	N/A	24	Part Owner/Operator	N/A	N/A

		SUBTOTAL		534

	NATURAL GAS
9.	Haripur(4)	Bangladesh	N/A	126	Part Owner/Operator	N/A	2014

	HEAVY FUEL-OIL
10.	Madurai(5)	India	N/A	106	Part Owner/Operator	N/A	2016
11.	Samalpatti(6)	India	N/A	106	Part Owner/Operator	N/A	2016

		SUBTOTAL		212

(1)	We have a 40% equity interest in Sanfeng, which owns equity interests of approximately 32% and 25% in the Fuzhou and Tongqing projects, respectively. Sanfeng operates the Tongqing project. The Fuzhou project company, in which Sanfeng has a 32% interest, operates the Fuzhou project. Ownership of these projects transfers to the applicable municipality at the expiration of the applicable concession agreement.

(2)	We have a 26% ownership interest in this project.

(3)	We have an 85% ownership interest in this project. Assets of this project revert back to the local Chinese partner at the expiration of the joint venture contract in 2034.

(4)	We have a 45% ownership interest in this project. This project is capable of operating through combustion of diesel oil in addition to natural gas.

(5)	We have a 77% ownership interest in this project.

(6)	We have a 60% ownership interest in this project.

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

Economic Conditions Affecting Business Conditions and Financial Results

The ongoing global economic slowdown has reduced demand for goods and services generally, which tends to reduce overall volumes of waste requiring disposal and the pricing at which we can attract waste to fill available capacity. At the same time, the declines in global natural gas and other fossil fuel prices have pushed electricity and steam pricing lower generally which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. Lastly, the downturn in economic activity tends to reduce global demand for and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities. The combined effects of these conditions reduced our revenue and cash flow in 2009.

Many of our customers are municipalities and public authorities, which are generally experiencing fiscal pressure as local and central governments seek to reduce expenses in order to address declining tax revenues which may result from the slowdown and increases in unemployment. At the same time, continued dislocations in the financial sector may make it more difficult, and more costly, to finance new projects. These factors, particularly in the absence of energy policies which encourage renewable technologies such as energy-from-waste, may make it more difficult for us to sell waste disposal services or energy at prices sufficient to allow us to grow our business through developing and building new projects, or through the acquisition of additional businesses.

Additional Conditions Affecting Our Existing Business

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

In the Americas segment waste disposal market, disposal service providers seek to obtain waste supplies for their facilities by competing on disposal price (usually on a per-ton basis) with other disposal service providers. At our service fee energy-from-waste facilities, we typically do not compete in this market because we do not have the contractual right to solicit waste. At these facilities, the client community is responsible for obtaining the waste, if necessary by competing on price to obtain the tons of waste it has contractually promised to deliver to us. At our energy-from-waste facilities governed by tip fee contracts and at our waste procurement services businesses, we are responsible for obtaining material amounts of waste supply, and therefore, actively compete in these markets to enter into spot, medium- and long-term contracts. These energy-from-waste projects are generally in densely-populated areas, with high waste generation rates and numerous large and small participants in the regional market. Our waste operations are largely concentrated in the northeastern United States. See Item 1A. Risk Factors — Our waste operations are concentrated in one region, and expose us to regional economic or market declines for additional information concerning this geographic concentration. Certain of our competitors in these markets are vertically-integrated waste companies which include waste collection operations, and thus have the ability to control supplies of waste which may restrict our ability to offer disposal services at attractive prices. Our business does not include waste collection operations.

If a long-term contract expires and is not renewed or extended by a client community, our percentage of contracted disposal capacity will decrease and we will need to compete in the regional market for waste disposal at the facilities we own. At that point, we will compete on price with landfills, transfer stations, other energy-from-waste facilities and other waste disposal technologies that are then offering disposal service in the region. See the discussion above under Americas Segment — Contract Duration for additional information concerning the expiration of existing contracts.

With respect to our sales of electricity and other energy products, we currently sell the majority of our output pursuant to long-term contracts, and for this portion of our energy output we do not compete on price. As these contracts expire, we will sell an increasing portion of our energy output in markets where we will compete on price and, as such, generally expect to have a growing exposure to energy market price volatility. In certain countries where we are seeking new waste and energy projects, such as China and the United Kingdom, we may sell our electricity output pursuant to short-term arrangements with local or regional government entities, or directly into the local electricity grid, rather than pursuant to contract. In these markets, we will have exposure to electricity price fluctuations.

As our existing contracts expire, and as energy prices continue to fluctuate in the United States and other countries, we may sell our output pursuant to short-term agreements or directly into regional electricity grids, in which case we would have relatively greater exposure to energy market fluctuations. See discussion under Item 1A. Risk Factors — We may face increased risk of market influences on our revenues after our contracts expire for additional information concerning the expiration of existing contracts. We may enter into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading.

The initial long-term contracts we entered into when our energy-from-waste projects were originally financed will be expiring at various dates through 2017. As we seek to enter into extended or new contracts following these expiration dates, we expect that medium- and long-term contracts for waste supply, for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace. We also expect that medium- and long-term contracts for sales of energy will be less available than in the past. As a result, following the expiration of these initial long-term contracts, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets. By 2010, we expect approximately 20% of our energy revenue in the Americas segment to be generated by selling energy at market rates unless contractual arrangements we put in place provide otherwise.

Additional Conditions Affecting Our Growth

Competition for new contracts and projects is intense in all markets in which we conduct or intend to conduct business, and our businesses are subject to a variety of competitive, regulatory and market influences.

The marketplace in the Americas segment for new renewable energy projects, including energy-from-waste projects, may be affected by the ongoing global economic slowdown, as well as the outcome of current policy debates described below under Regulation of Business — Regulations Affecting our Americas Segment — Recent Policy Debate Regarding Climate Change and Renewable Energy.

In order to create new business opportunities and benefits and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the ongoing global economic slowdown and related unemployment, policy makers are focused on themes of economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represents the type of “green jobs” that will be consistent with this focus. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions, and to policy makers seeking to encourage renewable energy technologies (and the associated “green jobs”) as viable alternatives to reliance on fossil fuels as a source of energy.

In both our Americas and International segments, we may develop or acquire, ourselves or jointly with others, additional waste or energy projects and/or businesses. If we were to do so in a competitive procurement, we would face competition in the selection process from other companies, some of which may have greater financial resources, or more experience in the regional waste and/or energy markets. If we were selected, the amount of market competition we would thereafter face would depend upon the extent to which the revenue at any such project or business would be committed under contract. If we were to develop or acquire additional projects or businesses not in the context of a competitive procurement, we would face competition in the regional market and compete on price with landfills, transfer stations, other energy-from-waste facilities, other energy producers and other waste disposal or energy generation technologies that are then offering service in the region.

In our International segment, we compete principally for new energy-from-waste contracts and projects in China and the United Kingdom, generally in response to public tenders. In both of these markets, regulatory conditions are favorable for energy-from-waste development, and there are numerous local and international companies with whom we compete for such contracts and projects. If we were to be successful in obtaining such contracts or projects, we expect that a significant portion of each project’s waste disposal capacity would be under long-term contracts, thus reducing the competition to which we would be subject in waste disposal markets.

Once a contract is awarded or a project is financed, our business can be impacted by a variety of risk factors which can affect profitability during the construction period (which may extend over several years, depending upon the size and nature of the project), and subsequently over the life of a project. Some of these risks are at least partially within our control, such as successful operation in compliance with laws and the presence or absence of labor difficulties or disturbances. Other risk factors are largely out of our control and may have an adverse impact on a project over a long-term. See Item 1A. Risk Factors for more information on these types of risks.

Technology, Research and Development

In our energy-from-waste business, we deploy and operate a diverse number of mass-burn waste combustion technologies. In North America, we have the exclusive right to market the proprietary mass-burn combustion technology of Martin GmbH fur Umwelt und Energietechnik, referred to herein as “Martin.” Through our investment in Sanfeng, we also have access to certain of Martin’s mass-burn combustion technology in China. We believe that our know-how and worldwide reputation in the field of energy-from-waste and our know-how in designing, constructing and operating energy-from-waste facilities of a variety of designs and incorporating numerous technologies, rather than the use of a particular technology, are important to our competitive position in the energy-from-waste industry.

We have pursued, and intend to continue to pursue, opportunities for mass-burn combustion and other technologies in all markets, including North America, and will seek to utilize the most appropriate technology for the markets where these opportunities exist and to obtain the necessary technology rights either on an exclusive or project-specific basis.

We believe that mass-burn combustion technology is now the predominant technology used for the combustion of municipal solid waste in large-scale applications. Through facility acquisitions, we own and/or operate energy-from-waste facilities which utilize various technologies from several different vendors, including non-Martin mass-burn combustion technologies and refuse-derived fuel technologies which include pre-combustion waste processing not required with a mass-burn design. As we continue our efforts to develop and/or acquire additional energy-from-waste projects internationally, we will consider mass-burn combustion and other technologies, including technologies other than those offered by Martin, which best fit the needs of the local environment of a particular project.

We believe that energy-from-waste technologies offer an environmentally superior solution to waste disposal and energy challenges faced by leaders around the world, and that our efforts to expand our business will be enhanced by the development of additional technologies in such fields as emission controls, residue disposal, alternative waste treatment processes, and combustion controls. We have advanced our research and development efforts in these areas, and have developed new and cost-effective technologies that represented major advances in controlling nitrogen oxide (“NOx”) emissions. These technologies, for which patents are pending, have been tested at existing facilities and we are now operating and/or installing such systems at several of our facilities. We also developed and have patents pending for a proprietary process to improve the handling of the residue from our energy-from-waste facilities. We have also entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy, as well as improved environmental performance. We intend to maintain a focus on research and development of technologies in these and other areas that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

REGULATION OF BUSINESS

Regulations Affecting Our Americas Segment

Environmental Regulations — General

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

Other federal, state and local laws, such as the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “CERCLA” and collectively referred to with such other laws as the “Environmental Remediation

Laws,” make us potentially liable on a joint and several basis for any onsite or offsite environmental contamination which may be associated with our activities and the activities at our sites. These include landfills we have owned, operated or leased, or at which there has been disposal of residue or other waste generated, handled or processed by our facilities. Some state and local laws also impose liabilities for injury to persons or property caused by site contamination. Some service agreements provide us with indemnification from certain liabilities. In addition, our landfill gas projects have access rights to landfill sites pursuant to certain leases that permit the installation, operation and maintenance of landfill gas collection systems.

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

The Environmental Regulatory Laws may change. New technology may be required or stricter standards may be established for the control of discharges of air or water pollutants, for storage and handling of petroleum products or chemicals, or for solid or hazardous waste or ash handling and disposal. Thus, as new technology is developed and proven, we may be required to incorporate it into new facilities or make major modifications to existing facilities. This new technology may be more expensive than the technology we use currently.

Environmental Regulations — Recent Developments

Greenhouse Gas Reporting — On September 22, 2009, the Environmental Protection Agency (“EPA”) issued its final rule on Mandatory Reporting of Greenhouse Gases (the “GHG Reporting Rule”), which requires all energy-from-waste facilities with GHG emissions greater than 25,000 tons carbon dioxide equivalents (“CO2e”) per year to report their GHG emissions from stationary combustion beginning with the 2010 reporting year. All of our energy-from-waste facilities are expected to exceed this reporting threshold. Certain capital improvements to comply with the GHG Reporting Rule will be necessary at most of our energy-from-waste facilities, and we also expect to incur increased operating and maintenance costs, none of which are expected to be material. We have been voluntarily reporting our GHG emissions under various state and national programs, and do not expect the GHG Reporting Rule to materially affect our business.

MACT Rule — In 2006, EPA issued revisions to the New Source Performance Standards (“NSPS”) and Emission Guidelines (“EG”) applicable to new and existing municipal waste combustion (“MWC”) units (the “Revised MACT Rule”). The Revised MACT Rule lowered the emission limits for most of the regulated air pollutants emitted by MWCs. Certain capital improvements to comply with revised EG were required and are being implemented at one of our existing energy-from-waste facilities, which we operate on behalf of a municipality. Most existing facilities also will incur increased operating and maintenance costs to meet the revised EG requirements, none of which are expected to be material.

In 2008, in response to a lawsuit, EPA was granted a voluntary remand of the Revised MACT Rule for the purpose of reconsidering the MWC emission limits. A new rulemaking is expected which may result in more stringent MWC emission limits than are currently included in the Revised MACT Rule; however, pending any such revisions, the requirements and compliance deadlines included in the Revised MACT Rule remain applicable to subject MWCs. We are not able to predict the timing and potential outcome of any such new rulemaking with respect to MWC emission limits at this time.

Revised PM2.5 Rule — In 2006, EPA issued a final rule to implement the revised National Ambient Air Quality Standards for fine particulate matter, or PM2.5 (“Revised PM2.5 Rule”). Unlike the Revised MACT Rule discussed above, the Revised PM2.5 Rule is not specific to energy-from-waste facilities, but instead is a nationwide standard for ambient air quality. The primary impact of the Revised PM2.5 Rule will be on those areas in certain states that are designated by EPA as “non-attainment” with respect to those standards. EPA’s Revised PM2.5 Rule will guide state implementation plan (“SIP”)

revisions and could result in more stringent regulation of certain energy-from-waste facility emissions that already are regulated by the Revised MACT Rule. In October 2009, EPA issued “non-attainment” designations pursuant to the Revised PM2.5 Rule for 211 counties in 25 states, including 8 states in which we operate. SIP revisions to meet the Revised PM2.5 Rule presently are not due until April 2013. We are not able to predict the timing and potential outcome of any new PM2.5 emission control requirements for MWCs at this time.

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

We believe that most costs incurred to meet the GHG Reporting Rule, the Revised MACT Rule and the Revised PM2.5 Rule at facilities we operate may be recovered from municipal clients and other users of our facilities through increased fees permitted to be charged under applicable contracts.

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

Energy Regulations

Our businesses are subject to the provisions of federal, state and local energy laws applicable to the development, ownership and operation of facilities located in the United States. The Federal Energy Regulatory Commission (“FERC”), among other things, regulates the transmission and the wholesale sale of electricity in interstate commerce under the authority of the Federal Power Act (“FPA”). In addition, under existing regulations, FERC determines whether an entity owning a generation facility is an Exempt Wholesale Generator (“EWG”), as defined in the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). FERC also determines whether a generation facility meets the ownership and technical criteria of a Qualifying Facility (cogeneration facilities and other facilities making use of non-fossil fuel power sources such as waste, which meet certain size and other applicable requirements, referred to as “QF”), under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). Each of our U.S. generating facilities has either been determined by FERC to qualify as a QF or is otherwise exempt, or the subsidiary owning the facility has been determined to be an EWG.

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

In compliance with Section 215 of the Energy Policy Act of 2005 (“EPAct 2005”), FERC has approved the North American Electric Reliability Corporation, or “NERC,” as the National Energy Reliability Organization, or “ERO”. As the ERO, NERC is responsible for the development and enforcement of mandatory reliability standards for the wholesale electric power system. We are responsible for complying with the standards in the regions in which we operate. NERC also has the ability to assess financial penalties for non-compliance. In addition to complying with NERC requirements, each of our entities must comply with the requirements of the regional reliability council for the region in which that entity is located.

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

For policy makers at the local level who make decisions on waste disposal alternatives, we believe that using energy-from-waste instead of landfilling will result in significantly lower net GHG emissions, while also introducing more control over the cost of waste disposal and supply of local electrical power. We are actively engaged in encouraging policy makers at state and federal levels to enact legislation that supports energy-from-waste as a superior choice for communities to avoid both the environmental harm caused by landfilling waste, and reduce local reliance on fossil fuels as a source of energy.

The United States Congress is currently debating proposals designed to encourage two broad policy objectives: increased renewable energy generation and the reduction of fossil fuel usage and related GHG emissions. The United States House of Representatives passed a bill known as the American Clean Energy and Security Act of 2009 (“ACES”) which addresses both policy objectives, by means of a phased-in national renewable energy standard and a “cap-and-trade” system with a market-based emissions trading system aimed at reducing emissions of CO2 below baseline levels. Energy-from-waste and biomass have generally been included in the ACES bill to be among technologies that help to achieve both of these policy objectives. Similar legislation has been introduced in the United States Senate. While legislation is far from final and a vigorous debate is expected when the House of Representatives and Senate bills are reconciled, we believe the direction of Congressional efforts could create additional growth opportunities for our business and increase energy revenue from existing facilities.

Congress is expected to continue to debate energy policy as a priority and ultimately enact some form of legislation regarding the need to encourage renewable electricity generation. Given the ongoing global economic slowdown and related unemployment, policy makers are also expected to focus on economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represents the type of “green jobs” that will be consistent with this focus.

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

Concurrent with the federal legislative activity noted above, the EPA is continuing to move forward with its regulation of GHGs under the Clean Air Act (“CAA”). During 2009, the EPA issued its finding that current and projected concentrations of GHGs threaten the public health and welfare of current and future generations. In addition, the EPA proposed the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, designed to limit regulation of GHGs under the CAA to large facilities. Both actions set the stage for the EPA to issue GHG emission requirements for light duty vehicles, expected in 2010. When finalized, this regulation will set in motion the addition of GHGs to new and revised facility Title V operating permits, including those applicable to our facilities. We cannot predict at this time the potential impact to our business of the EPA’s regulatory initiatives under the CAA regarding, or whether the EPA’s regulation will be impacted or superseded by any future climate change legislation. We continue to closely follow developments in this area.

While the political discussion in Congress, as well as at the state and regional levels, has not been aimed specifically at waste or energy-from-waste businesses, regulatory initiatives developed to date have been broad in scope and designed generally to promote renewable energy, develop a certified GHG inventory, and ultimately reduce GHG emissions. Many of these more developed initiatives have been at the state or regional levels, and some initiatives exist in regions where we have projects. For example, during 2006, a group of seven northeastern states, including Connecticut, New Jersey and New York, acting through the Regional Greenhouse Gas Initiative (“RGGI”), issued a “model rule” to implement reductions in GHG emissions. The RGGI model rule also featured a “cap-and-trade” program for regional CO2 emissions, initially fixed at 1990 levels, followed by incremental reductions below those levels after 2014. To date, RGGI has been focused on fossil fuel-fired electric generators and does not directly affect energy-from-waste facilities; however, we continue to monitor developments with respect to state implementation of RGGI.

Efforts also are underway, through the Western Climate Initiative (“WCI”), to devise a “model rule” for GHG emission reductions, including mandatory reporting of GHG emissions and a regional “cap-and-trade” program. The WCI would operate in seven western states and four Canadian provinces, including California, Oregon and British Columbia, where we operate energy-from-waste facilities. Unlike RGGI, WCI is not limited in scope to fossil electric generation and may subject our energy-from-waste facilities in covered states to additional regulatory requirements, although we cannot predict the outcome of the rulemaking at this time. We continue to monitor developments with respect to the developing WCI and intend to participate in the rulemaking process.

We expect that initiatives intended to reduce GHG emissions, such as RGGI, WCI and any federal legislation that would impose similar “cap-and-trade” programs, may cause electricity prices to rise, thus potentially affecting the prices at which we sell electricity from our facilities which sell into the market.

Regulations Affecting Our International Segment

We have ownership and operating interests in energy generation facilities outside the Americas. Most countries have expansive systems for the regulation of the energy business. These generally include provisions relating to ownership, licensing, rate setting and financing of generation and transmission facilities.

We provide waste and energy services through environmentally-protective project designs, regardless of the location of a particular project. Compliance with environmental standards comparable to those of the United States are often conditions to credit agreements by multilateral banking agencies, as well as other lenders or credit providers. The laws of various countries include pervasive regulation of emissions into the environment and provide governmental entities with the authority to impose sanctions for violations, although these requirements are generally different from those applicable in the United States. See Item 1A. Risk Factors — Exposure to international economic and political factors may materially and adversely affect our international businesses and — Compliance with environmental laws could adversely affect our results of operations.

Climate Change Policies

Certain international markets in which we compete have recently adopted regulatory or policy frameworks that encourage energy-from-waste projects as important components of GHG emission reduction strategies, as well as waste management planning and practice.

The European Union

The European Union has adopted regulations which require member states to reduce the utilization of and reliance upon landfill disposal. The legislation emanating from the European Union is primarily in the form of “Directives,” which are of direct effect within the member state but need enabling legislation to implement the practical implications of them, which can result in significant variance between the legislative schemes introduced by member states. Certain Directives notably affect the regulation of energy-from-waste facilities across the European Union. These include (1) Directive 96/61/EC concerning integrated pollution prevention and control (known as the “IPPC Directive”) which governs emissions to air, land and water from certain large industrial installations, (2) Directive 1999/31/EC concerning the landfill of waste (known as the “Landfill Directive”) which imposes operational and technical controls on landfills and restricts, on a reducing scale to the year 2020, the amount of biodegradable municipal waste which member countries may dispose of in a landfill, and (3) Directive 2000/76/EC concerning the incineration of waste (known as the “Waste Incineration Directive” or “WID”), which imposes limits on emissions to air from the incineration and co-incineration of waste. The United Kingdom and Ireland, the two primary European Union member states in which we currently compete, are both subject to the Directives above.

In response to these Directives and in furtherance of its policies to reduce GHG emissions, the United Kingdom now imposes taxes on landfilling of waste: £32/ton in the 2008/09 tax year, increasing annually by £8/ton to £72/ton in 2013/14. In addition, each waste disposal authority in the United Kingdom is limited in the amount of biodegradable waste it may landfill each year by the Landfill Directive. This has been implemented in England by the Landfill Allowance Trading Scheme (known as “LATS”). LATS is structured as a “cap-and-trade” program which reduces the capped amount of waste that can be landfilled each year through 2020 when capped amounts will be fixed at 35% of 1995 levels. LATS allowances are tradable with other waste disposal authorities and substantial penalties are levied against authorities not in compliance. Wales, Scotland and Northern Ireland have different implementation schemes that rely on the imposition of direct fines if landfill allowances are exceeded. Energy-from-waste facilities in the United Kingdom with combined heat and power may also be eligible for various green certificates which are designed to promote the contribution of renewable sources to electricity production. These include (1) Renewables Obligation Certificates, which are tradable certificates issued in respect of eligible renewable source electricity generated within the United Kingdom and supplied to customers in the United Kingdom by a licensed supplier, (2) tradable Levy Exemption Certificates, which exempt the holder from the United Kingdom Climate Change Levy, and (3) Renewable Energy Guarantees of Origin (“REGOs”), which constitute evidence that electricity was generated from a renewable source.

Similarly in Ireland, the obligation to divert biodegradable waste from landfill, in accordance with the Landfill Directive, has led to policies that promote energy-from-waste facilities over landfill, including a €20 per ton landfill levy that is soon expected to be increased and proposed conditions in the operating permits for landfilling that, when adopted, will restrict disposal to landfills of this source of GHG. In addition, the biodegradable fraction of waste treated in energy-from-waste facilities in Ireland is eligible for renewable support designed to enable Ireland to meet its targets under Directives 2009/28/EC of 16% of gross final consumption of energy from renewable sources in 2020 and government targets of 40% of electricity consumption from renewable sources by 2020. The Renewable Energy Feed-in-Tariff (“REFIT”) Scheme launched in 2006 and extended in 2009 also supports the construction of renewable generation from, amongst other things, biomass. Energy-from-waste facilities may also be eligible for REGOs in respect of the energy generated from the biodegradable fraction of the waste that is thermally treated in Ireland, although the extent to which REGOs will be tradable is not yet determined.

China

China currently has a favorable regulatory environment for the development of energy-from-waste projects. The Ministry of Housing and Urban-Rural Development of the People’s Republic of China has set a goal to increase the volume of waste disposed of by energy-from-waste facilities from 1% (2005 estimate) to 30% by 2030. The Chinese central government has further called for an increase in energy-from-waste output generation from 200 MW (2005 estimate) to 500 MW by the end of 2010, and to three gigawatts by 2020. Energy-from-waste and municipal waste disposal services are designated by the Chinese central government as “encouraged industries” for foreign investment. China also has various promotional laws and policies in place to promote energy-from-waste and municipal waste disposal projects including exemptions and reductions of corporate income tax, value added tax refunds, prioritized commercial bank loans, state subsidies for loan interest, and a guaranteed subsidized price for the sale of electricity.

EMPLOYEES

As of December 31, 2009, we employed approximately 4,100 full-time employees worldwide, the majority of which were employed in the United States.

Of our employees in the United States and Canada, approximately 12% are represented by organized labor. Currently, we are party to eight collective bargaining agreements: one expired in 2009 and is pending an extension, four expire in 2010, two expire in 2011 and one expires in 2012. In 2008, approximately 140 employees at a facility located in Rochester, Massachusetts elected to be represented by organized labor. We are engaged in good faith bargaining with the union representing these employees.

We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

A list of our executive officers and their business experience follows. Ages shown are as of February 17, 2010.

Anthony J. Orlando was named President and Chief Executive Officer in October 2004. Mr. Orlando was elected as one of our directors in September 2005 and is a member of the Technology Committee, Public Policy Committee and the Finance Committee. Previously, he had been President and Chief Executive Officer of Covanta Energy since November 2003. From March 2003 to November 2003, he served as Senior Vice President, Business and Financial Management of Covanta Energy. From January 2001 until March 2003, Mr. Orlando served as Covanta Energy’s Senior Vice President, Waste-to-Energy. Mr. Orlando joined Covanta Energy in 1987. Age: 50.

Mark A. Pytosh was appointed as Executive Vice President and Chief Financial Officer in December 2007. Mr. Pytosh served as Senior Vice President and Chief Financial Officer from September 2006 to December 2007. Previously, Mr. Pytosh served as Executive Vice President from February 2004 to August 2006 and Chief Financial Officer from May 2005 to August 2006 of Waste Services, Inc., a publicly-traded integrated waste services company. Prior to his tenure with Waste Services, Inc., Mr. Pytosh served as a Managing Director in Investment Banking at Lehman Brothers where he led the firm’s Global Industrial Group, from November 2000 to February 2004. Before joining Lehman Brothers in 2000, Mr. Pytosh had 15 years of investment banking experience at Donaldson, Lufkin & Jenrette and Kidder, Peabody. Age: 45.

John M. Klett was appointed as Executive Vice President and Chief Operating Officer in December 2007. Mr. Klett served as Senior Vice President and Chief Operating Officer of Covanta Energy from May 2006 to December 2007 and as Covanta Energy’s Senior Vice President, Operations from March 2003 to December 2007. Prior thereto, he served as Executive Vice President of Covanta Waste to Energy, Inc. for more than five years. Mr. Klett joined Covanta Energy in 1986. Mr. Klett has been in the energy-from-waste business since 1977. He has been in the power business since 1965. Age: 63.

Seth Myones was appointed as Covanta Energy’s President, Americas, in November 2007, which is comprised principally of Covanta Energy’s domestic business. Mr. Myones served as Covanta Energy’s Senior Vice President, Business Management, from January 2004 to November 2007. From September 2001 until January 2004, Mr. Myones served as Vice President, Waste-to-Energy Business Management for Covanta Projects, Inc., a wholly-owned subsidiary of Covanta Energy. Mr. Myones joined Covanta Energy in 1989. Age: 51.

Timothy J. Simpson was appointed as Executive Vice President, General Counsel and Secretary in December 2007. Mr. Simpson served as Senior Vice President, General Counsel and Secretary from October 2004 to December 2007. Previously, he served as Senior Vice President, General Counsel and Secretary of Covanta Energy since March 2004. From June 2001 to March 2004, Mr. Simpson served as Vice President, Associate General Counsel and Assistant Secretary of Covanta Energy. Mr. Simpson joined Covanta Energy in 1992. Age: 51.

Thomas E. Bucks has served as Vice President and Chief Accounting Officer since April 2005. Mr. Bucks served as Controller from February 2005 to April 2005. Previously, Mr. Bucks served as Senior Vice President — Controller of Centennial Communications Corp., a leading provider of regional wireless and integrated communications services in the United States and the Caribbean, from March 1995 through February 2005, where he was the principal accounting officer and was responsible for accounting operations and external financial reporting. Age: 53.

Item 1A.	RISK FACTORS

The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

Changes in public policies and legislative initiatives could materially affect our business and prospects.

There has been substantial debate recently in the United States and abroad in the context of environmental and energy policies affecting climate change, the outcome of which could have a positive or negative influence on our existing business and our prospects for growing our business. The United States Congress has recently considered the enactment of laws that would encourage electricity generation from renewable technologies and discourage such generation from fossil fuels. Congress has considered proposed legislation which would have established new “renewable portfolio standards” which are designed to increase the proportion of the nation’s electricity that is generated from renewable technologies. Congress has also considered enacting legislation which sets declining limits on greenhouse gas emissions, and requires generators to purchase rights to emit in excess of such limits, and allows such rights to be traded. This structure is sometimes referred to as “cap-and-trade”. In addition, Congress has periodically considered extending existing tax benefits to renewable energy technologies, which would expire without such an extension. Each of these policy initiatives, and potentially others that may be considered, could provide material financial and competitive benefits to those technologies which are included among those defined as renewable in any legislation that is enacted, or are otherwise favorably treated as greenhouse gas reducing technologies in “cap-and-trade” legislation. For those sources of greenhouse gas emissions that are unable to meet the required limitations, such legislation could impose substantial financial burdens. Our business could be adversely affected if renewable technologies we use were not included among those technologies identified in any final law as being renewable and/or greenhouse gas reducing, and therefore entitled to the benefits of such laws.

Weakness in the economy may have an adverse effect on our revenue and cash flow.

The ongoing global economic slowdown has reduced demand for goods and services generally, which tends to reduce overall volumes of waste requiring disposal, and the pricing at which we can attract waste to fill available capacity. At the same time, the recent decline in global oil and natural gas prices has pushed energy pricing lower generally, and may reduce the prices for the portion of the energy we sell under short-term arrangements. Lastly, the downturn in economic activity tends to reduce global demand for and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities. These factors could have a material adverse effect on our revenue and cash flow, and may not be successfully mitigated or reduced by the efforts of governments to stimulate economic activity.

Weakness in the economy may have an adverse effect on our ability to grow our business.

The same economic slowdown may reduce the demand for the waste disposal services and the energy that our facilities offer. Many of our customers are municipalities and public authorities, which are generally experiencing fiscal pressure as local and central governments seek to reduce expenses in order to address declining tax revenues, which may result from the ongoing global economic slowdown and increases in unemployment. These factors, particularly in the absence of energy policies which encourage renewable technologies such as energy-from-waste, may make it more difficult for us to sell waste disposal services or energy at prices sufficient to allow us to grow our business through developing and building new projects.

We may face increased risk of market influences on our revenues after our contracts expire.

The contracts pursuant to which we operate energy-from-waste projects and sell energy output expire on various dates between 2010 and 2034. Expiration of these contracts will subject us to greater market risk in entering into new or replacement contracts at pricing levels which will generate comparable or enhanced revenues. We cannot assure you that we will be able to enter into renewal or replacement contracts on favorable terms, or at all. The expiration of existing energy sales contracts, if not renewed, will require us to sell project energy output either into the electricity grid or pursuant to new contracts.

We may face risk of revenue and cash flow loss if we are not successful in extending or renewing our contracts to operate facilities which we do not own.

We operate facilities for municipal clients, under long-term contracts and we have historically been successful extending such contracts. If in the future when existing contracts expire, we are unable to reach agreement with our municipal clients on the terms under which they would extend our operating contracts, this may adversely affect our revenue, cash flow and profitability. We cannot assure you that we will be able to enter into such contracts or that the terms available in the market at the time will be favorable to us.

Recent dislocations in credit and capital markets may make it more difficult for us to borrow money or raise capital needed to finance the construction of new projects, the expansion of our existing projects, and the acquisitions of certain businesses.

Our business is capital intensive, and we typically borrow money from project lenders to pay for a portion of the cost to construct facilities. Recent dislocations in the credit markets, including for project debt, have resulted in less credit being made available by banks and other lending institutions, and/or borrowing terms that are less favorable than has historically been the case. As a result, we may not be able to obtain financing for new facilities or expansions of our existing facilities, on terms, and/or for a cost, that we find acceptable, which may make it more difficult to grow our business through new and/or expanded facilities.

We also intend to grow our business through opportunistic acquisitions of projects or businesses. Some acquisitions may be large enough to require capital in excess of our cash on hand and availability under our revolving credit facility. Recent dislocations in the capital markets may adversely impact our access to debt or equity capital, and our ability to execute our strategy to grow our business through such acquisitions.

Recent dislocations in the credit and capital markets, if prolonged and severe, could make it more difficult or costly for us to refinance our corporate debt when it matures.

A substantial portion of our debt will need to be refinanced between 2012 and 2014. Prolonged instability or worsening of the credit or capital markets may adversely affect our ability to obtain refinancing of such debt on favorable terms, or at all. Such circumstances could adversely affect our business, financial condition, and/or the share price of our common stock.

Our reputation could be adversely affected if opposition to our efforts to grow our business results in adverse publicity.

With respect to our efforts to grow and maintain our business globally, we sometimes experience opposition from advocacy groups or others intended to halt development or on-going business. Such opposition is often intended to discourage third parties from doing business with us and may be based on misleading, inaccurate, incomplete or inflammatory assertions. Our reputation may be adversely affected as a result of adverse publicity resulting from such opposition. Such damage to our reputation could adversely affect our ability to grow and maintain our business.

Changes in technology may have a material adverse effect on our profitability.

Research and development activities are ongoing to provide alternative and more efficient technologies to dispose of waste, produce by-products from waste, or to produce power. We and many other companies are pursuing these technologies, and an increasing amount of capital is being invested to find new approaches to waste disposal, waste treatment, and renewable power generation. It is possible that this deployment of capital may lead to advances in these or other technologies which will reduce the cost of waste disposal or power production to a level below our costs and/or provide new or alternative methods of waste disposal or energy generation that become more accepted than those we currently utilize. Unless we are able to participate in these advances, any of these changes could have a material adverse effect on our revenues, profitability and the value of our existing facilities.

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

The design and construction of new projects or expansions requires us to contract for services from engineering and construction firms, and make substantial purchases of equipment such as boilers, turbine generators and other components that require large quantities of steel to fabricate. World-wide demand for new infrastructure spending, including energy generating facilities and waste disposal facilities, continues to increase, and prices for building materials such as steel may also rise sharply. In addition, this increased demand affects not only the cost of obtaining the services necessary to design and construct these facilities, but also the availability of quality firms to perform the services. These conditions may adversely affect our ability to successfully compete for new projects, or construct and complete such projects on time and within budget.

Exposure to foreign currency fluctuations may affect our results from operations or construction costs of facilities we develop in international markets.

We have sought to participate in projects where the host country has allowed the convertibility of its currency into U.S. dollars and repatriation of earnings, capital and profits subject to compliance with local regulatory requirements. As we grow our business in other countries and enter new international markets, we expect to invest substantial amounts in foreign currencies to pay for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact the amount we are required to invest in new projects, as well as our reported results.

In some cases, components of project costs incurred or funded in U.S. dollars are recovered with limited exposure to currency fluctuations through negotiated contractual adjustments to the price charged for electricity or service provided. This contractual structure may cause the cost in local currency to the project’s power purchaser or service recipient to rise from time to time in excess of local inflation. As a result, there is a risk in such situations that such power purchaser or service recipient will, at least in the near term, be less able or willing to pay for the project’s power or service.

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

We have issued or are party to performance guarantees and related contractual obligations associated with our energy-from-waste facilities. With respect to our businesses, we have issued guarantees to our municipal clients and other parties that we will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. The obligations guaranteed will depend upon the contract involved. Many of our subsidiaries have contracts to operate and maintain energy-from-waste facilities. In these contracts, the subsidiary typically commits to operate and maintain the facility in compliance with legal requirements; to accept minimum amounts of solid waste; to generate a minimum amount of electricity per ton of waste; and to pay damages to contract counterparties under specified circumstances, including those where the operating subsidiary’s contract has been terminated for default. Any contractual damages or other obligations incurred by us could be material, and in circumstances where one or more subsidiary’s contract has been terminated for its default, such damages could include amounts sufficient to repay project debt. Additionally, damages payable under such guarantees on our owned energy-from-waste facilities could expose us to recourse liability on project debt. Certain of our operating subsidiaries which have issued these guarantees may not have sufficient sources of cash to pay such damages or other obligations. We cannot assure you that we will be able to continue to avoid incurring material payment obligations under such guarantees or that, if we did incur such obligations, that we would have the cash resources to pay them.

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

Our waste and energy services businesses depend on a limited number of third parties to, among other things, purchase the electric and steam energy produced by our facilities, and supply and deliver the waste and other goods and services necessary for the operation of our energy facilities. The viability of our facilities depends significantly upon the performance by third parties in accordance with long-term contracts, and such performance depends on factors which may be beyond our control. If those third parties do not perform their obligations, or are excused from performing their obligations because of nonperformance by our waste and energy services businesses or other parties to the contracts, or due to force majeure events or changes in laws or regulations, our businesses may not be able to secure alternate arrangements on substantially the same terms, if at all, for the services provided under the contracts. In addition, the bankruptcy or insolvency of a participant or third party in our facilities could result in nonpayment or nonperformance of that party’s obligations to us. Many of these third parties are municipalities and public authorities. The ongoing global economic slowdown and disruptions in credit markets have strained resources of these entities generally, and could make it difficult for these entities to honor their obligations to us.

We are subject to counterparty and market risk with respect to transactions with financial and other institutions.

Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions.

The option counterparties to our cash convertible note hedge transactions are financial institutions or affiliates of financial institutions, and we are subject to risks that these option counterparties default under these transactions. Our exposure to counterparty credit risk is not secured by any collateral. If one or more of the counterparties to one or more of our cash convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our stock price and in volatility of our stock. We may also suffer adverse tax consequences as a result of a default by one of the option counterparties. In addition, a default by an option counterparty may result in our inability to repay the 3.25% Cash Convertible Senior Notes as a result of the negative covenants in our credit agreement or otherwise. We can provide no assurances as to the financial stability or viability of any of our counterparties.

We also have a revolving credit facility, a funded letter of credit facility, and term loan with a diversified group of financial institutions. We can provide no assurances as to the financial stability or viability of these financial and other institutions and their ability to fund their obligation when required under our agreements.

We also expect that medium- and long-term contracts for sales of energy will be less available than in the past. As a result, following the expiration of our initial long-term contracts, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets. Consequently, we may enter into futures, forward contracts, swaps or options with financial institutions to hedge our exposure to market risk in energy markets. We can provide no assurances as to the financial stability or viability of these financial and other institutions.

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

Our reputation could be adversely affected if our businesses, or third parties with whom we have a relationship, were to fail to comply with United States or foreign laws or regulations.

Some of our projects and new business may be conducted in countries where corruption has historically penetrated the economy to a greater extent than in the United States. It is our policy to comply, and to require our local partners and those with whom we do business to comply, with all applicable anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, and with applicable local laws of the foreign countries in which we operate. Our reputation may be adversely affected if we were reported to be associated with corrupt practices or if we or our local partners failed to comply with such laws. Such damage to our reputation could adversely affect our ability to grow our business.

Exposure to fuel supply prices may affect our costs and results of operations.

Changes in the market prices and availability of fuel supplies to generate electricity may increase our cost of producing power, which could adversely impact our energy businesses’ profitability and financial performance.

The market prices and availability of fuel supplies fluctuate for some of our international facilities, and for our biomass facilities. Any price increase, delivery disruption or reduction in the availability of such supplies could affect our ability to operate the facilities and impair their cash flow and profitability. We may be subject to further exposure if any of our future international operations are concentrated in facilities using fuel types subject to fluctuating market prices and availability. We may not be successful in our efforts to mitigate our exposure to supply and price swings.

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

Costs of compliance with federal, state, local and foreign existing and future environmental regulations could adversely affect our cash flow and profitability. Our waste and energy services businesses are subject to extensive environmental regulation by federal, state and local authorities, primarily relating to air, waste (including residual ash from combustion) and water. We are required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits in operating our facilities. Our businesses may incur significant additional costs to comply with these requirements. Environmental regulations may also limit our ability to operate our facilities at maximum capacity or at all. If our businesses fail to comply with these requirements, we could be subject to civil or criminal liability, damages and fines. Existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur. This may materially increase the amount we must invest to bring our facilities into compliance, impose additional expense on our operations, or otherwise impose structural changes to markets which would adversely affect our competitive positioning in those markets.

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

The Federal Power Act (“FPA”) regulates energy generating companies and their subsidiaries and places constraints on the conduct of their business. The FPA regulates wholesale sales of electricity and the transmission of electricity in interstate commerce by public utilities. Under the Public Utility Regulatory Policies Act of 1978, our facilities located in the United States are exempt from most provisions of the FPA and state rate regulation. Our foreign projects are also exempt from regulation under the FPA.

The Energy Policy Act of 2005 enacted comprehensive changes to the energy industry in the United States which may affect our businesses. The Energy Policy Act removed certain regulatory constraints that previously limited the ability of utilities and utility holding companies to invest in certain activities and businesses, which may have the effect over time of increasing competition in energy markets in which we participate. In addition, the Energy Policy Act includes provisions that may remove some of the benefits provided to non-utility electricity generators, like us, after our existing energy sale contracts expire. As a result, we may face increased competition after such expirations occur.

If our businesses lose existing exemptions under the FPA, the economics and operations of our energy projects could be adversely affected, including as a result of rate regulation by the Federal Energy Regulatory Commission with respect to our output of electricity, which could result in lower prices for sales of electricity. In addition, depending on the terms of the project’s power purchase agreement, a loss of our exemptions could allow the power purchaser to cease taking and paying for electricity under existing contracts. Such results could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. Defaults under such financing agreements could render the underlying debt immediately due and payable. Under such circumstances, we cannot assure you that revenues received, the costs incurred, or both, in connection with the project could be recovered through sales to other purchasers.

Failure to obtain regulatory approvals could adversely affect our operations.

Our waste and energy services businesses are continually in the process of obtaining or renewing federal, state, local and foreign approvals required to operate our facilities. While we believe our businesses currently have all necessary operating approvals, we may not always be able to obtain all required regulatory approvals, and we may not be able to obtain any necessary modifications to existing regulatory approvals or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain and comply with any required regulatory approvals, the operation of our facilities or the sale of electricity to third parties could be prevented, made subject to additional regulation or subject our businesses to additional costs or a decrease in revenue.

The energy industry is becoming increasingly competitive, and we might not successfully respond to these changes.

We may not be able to respond in a timely or effective manner to the changes resulting in increased competition in the energy industry in global markets. These changes may include deregulation of the electric utility industry in some markets, privatization of the electric utility industry in other markets and increasing competition in all markets. To the extent competitive pressures increase and the pricing and sale of electricity assumes more characteristics of a commodity business, the economics of our business may be subject to greater volatility.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our indebtedness.

The level of our consolidated indebtedness could have significant consequences on our future operations, including:

•	making it difficult for us to meet our payment and other obligations under our outstanding indebtedness;
•	limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•	subjecting us to the risk of increased sensitivity to interest rate increases on indebtedness under our credit facilities;
•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the general economy; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our outstanding indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our outstanding indebtedness, which could have a material and adverse affect on our financial condition.

Our credit facilities contain covenant restrictions that may limit our ability to operate our business.

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us, or in declaring and paying dividends to our stockholders. In addition, the failure to comply with these covenants in our credit facilities could result in a default thereunder and a default under the 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). Upon the occurrence of such an event of default, the lenders under our credit facilities could elect to declare all amounts outstanding under such agreement, together with accrued interest, to be immediately due and payable. If the lenders accelerate the payment of the indebtedness under our credit facilities, we cannot assure you that the assets securing such indebtedness would be sufficient to repay in full that indebtedness and our other indebtedness, including the Debentures which could have a material and adverse affect on our financial condition.

We cannot be certain that our NOLs will continue to be available to offset tax liability.

Our net operating loss carryforwards (“NOLs”), which offset our consolidated taxable income, will expire in various amounts, if not used, between 2011 and 2028. The Internal Revenue Service (“IRS”) has not audited any of our tax returns for any of the years during the carryforward period including those returns for the years in which the losses giving rise to the NOLs were reported. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, it is possible that some portion of the NOLs would not be available to offset our future consolidated taxable income.

As of December 31, 2009, we estimated that we had approximately $545 million of NOLs. In order to utilize the NOLs, we must generate consolidated taxable income which can offset such carryforwards. The NOLs are also used to offset income from certain grantor trusts that were established as part of the reorganization in 1990 of certain of our subsidiaries engaged in the insurance business and are administered by state regulatory agencies. As the administration of these grantor trusts is concluded, taxable income could result, which could utilize a portion of our NOLs and, in turn, could accelerate the date on which we may be otherwise obligated to pay incremental cash taxes.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

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

Provisions of our certificate of incorporation, Debentures and Notes could discourage an acquisition by a third party.

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

Certain provisions of the Debentures and Notes could make it more difficult or more expensive for a third party to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders. Upon the occurrence of certain transactions constituting a fundamental change, the holders of the Debentures and Notes will have the right to require us to repurchase their Debentures or Notes. We may also be required to issue additional shares upon conversion or provide for conversion based on the acquirer’s capital stock in the event of certain fundamental changes. These possibilities could discourage an acquisition of us.

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

We own 5.4 acres in Fairfield, New Jersey where our corporate offices reside. We lease approximately 104,000 square feet of office space in Morristown, New Jersey, to which we intend to relocate our corporate offices in late 2010. In addition, we lease various office facilities in California aggregating approximately 25,539 square feet and we own undeveloped land in Massachusetts and California aggregating approximately 95 acres. As of December 31, 2009, we owned, had equity investments in and/or operated 73 projects in the Americas segment consisting of 41 energy-from-waste operations, two ashfills and two landfills, 13 transfer stations, eight wood waste (biomass) energy projects, four water (hydroelectric) energy projects, and three landfill gas energy projects. Principal projects are described above under Item 1. Business — Americas Segment. Projects in the Americas segment which we own or lease are conducted at properties, which we also own or lease, aggregating approximately 1,717 acres, of which approximately 1,373 acres are owned and approximately 341 acres are leased.

We operate our International segment projects through a network of offices located in Shanghai, China; Chennai, India; Dublin, Ireland; and Birmingham, England, where we lease office space aggregating approximately 24,973 square feet. We hold a long-term lease for 23 acres of undeveloped land in Cheshire, England. As of December 31, 2009, we are the part owner/operator of eight international projects, of which three are owned or controlled by subsidiaries, with businesses conducted at properties which are leased aggregating approximately 66 acres. Principal projects are described above under Item 1. Business — International Segment.

Item 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 8. Financial Statements And Supplementary Data — Note 21. Commitments and Contingencies, which information is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2009.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “CVA”. On February 17, 2010, there were approximately 1,442 holders of record of our common stock. On February 17, 2010, the closing price of our common stock on the New York Stock Exchange was $17.55 per share. The following table sets forth the high and low stock prices of our common stock for the last two years.

	2009		2008
	High	Low	High	Low

First Quarter	$22.92	$12.47	$29.50	$22.89
Second Quarter	$17.63	$12.61	$30.37	$26.03
Third Quarter	$19.22	$16.12	$29.86	$20.40
Fourth Quarter	$18.58	$16.50	$23.78	$15.46

We have not paid dividends on our common stock and do not expect to declare or pay any dividends in the foreseeable future. We currently intend to retain all earnings to fund operations and expansion of our business. Under current financing arrangements, there are restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances that would likely limit the future payment of dividends on our common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt.

See Item 8. Financial Statements And Supplementary Data — Note 4. Earnings Per Share and Equity regarding repurchased shares of our common stock in connection with tax withholdings for vested stock awards and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters regarding securities authorized for issuance under equity compensation plans.

Item 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2009	2008	2007	2006	2005(1)
	(In thousands, except per share amounts)

Statements of Operations Data
Operating revenues	$1,550,467	$1,664,253	$1,433,087	$1,268,536	$978,763
Equity in net income from unconsolidated investments	$23,036	$23,583	$22,196	$28,636	$25,609
Net income attributable to Covanta Holding Corporation	$101,645	$128,960	$121,693	$105,789	$59,326
Income per share:
Basic	$0.66	$0.84	$0.80	$0.73	$0.49
Diluted	$0.66	$0.83	$0.79	$0.72	$0.46
Weighted average common shares outstanding:
Basic	153,694	153,345	152,653	145,663	122,209
Diluted	154,994	154,732	153,997	147,030	127,910

	As of December 31,
	2009	2008	2007	2006	2005(1)
		(In thousands, except per share amounts)

Balance Sheet Data
Cash and cash equivalents	$433,683	$192,393	$149,406	$233,442	$128,556
Restricted funds held in trust	$277,752	$324,911	$379,864	$407,921	$447,432
Property, plant and equipment, net	$2,582,841	$2,530,035	$2,620,507	$2,637,923	$2,724,843
Total assets	$4,934,282	$4,279,989	$4,368,499	$4,437,820	$4,702,165
Long-term debt	$1,437,706	$948,518	$937,084	$1,260,123	$1,308,119
Project debt	$959,364	$1,078,370	$1,280,275	$1,435,947	$1,598,284
Total Covanta Holding Corporation stockholders’ equity	$1,383,006	$1,189,037	$1,073,293	$739,152	$599,241
Book value per share of common stock(2)	$8.93	$7.71	$6.97	$5.01	$4.24
Shares of common stock outstanding	154,936	154,280	153,922	147,500	141,166

(1)	For the year ended December 31, 2005, Covanta ARC Holdings, Inc.’s results of operations were included in our consolidated results subsequent to June 24, 2005.
(2)	Book value per share of common stock is calculated by dividing total Covanta Holding Corporation stockholders’ equity by the number of shares of common stock outstanding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries.

OVERVIEW

We are a leading developer, owner and operator of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses in the Americas, Europe and Asia. Our reportable segments are Americas (formerly referred to as “Domestic”) and International. We are organized as a holding company and conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the Americas. We have investments in subsidiaries engaged in insurance operations in California, primarily in property and casualty insurance.

As of December 31, 2009, we owned, had equity investments in, and/or operate 64 energy generation facilities, 56 of which were in the Americas and eight of which were located outside the Americas. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two ash fills and two landfills, which we use primarily for ash disposal, and 13 waste transfer stations.

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

For several years, we have expanded our network of waste and energy services businesses through acquisitions, equity investments and additional operating and development contracts. In our Americas segment, from 2007 through 2009, we have added ten energy-from-waste facilities, two ashfills, eight transfer stations and four biomass projects to the network of projects that we own, have equity investments in, and/or operate. In addition, we have completed the expansion of the energy-from-waste facilities located in Lee County, Florida and Hillsborough County, Florida and extended the related service contracts for these facilities. We recently entered into agreements to expand the Honolulu, Hawaii energy-from-waste facility, and to extend our operating agreement for that facility. We also entered into various contract extensions or new service agreements with existing energy-from-waste facilities, such as in Detroit, Michigan; Stanislaus County, California; Wallingford, Connecticut; Pasco County, Florida; Indianapolis, Indiana; Kent County, Michigan; and Hempstead, New York. During this period, we have added approximately 17% in waste disposal capacity and 17% in gross electric capacity in our Americas segment. We have also acquired a 3,000 tons per day (“tpd”) energy-from-waste business in Miami-Dade, Florida in February 2010.

In our International segment, we have commenced construction of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. We also have equity interests in two companies located in China, one through which we hold minority interests in two existing energy-from-waste facilities and the other through which we are constructing an 1,800 tpd energy-from-waste facility in Sichuan Province in China. We also hold a controlling interest in a company constructing a 350 tpd energy-from-waste facility in Jiangsu Province in China. Additional information related to our acquisitions and business development is provided below under Growth and Development.

The Energy-From-Waste Solution

Our mission is to be the world’s leading energy-from-waste company, with a complementary network of renewable energy generation and waste disposal assets. We expect to build value for our stockholders by satisfying our clients’ waste disposal and energy generation needs with safe, reliable and environmentally sustainable solutions. In order to accomplish this mission and create additional value for our stockholders, we are focused on:

•	providing customers with superior service and effectively managing our existing business;
•	generating sufficient cash to meet our liquidity needs and invest in our business;
•	advancing our Clean World Initiative in order to enhance the value of our existing business and create new opportunities; and
•	developing new projects and making acquisitions to grow our business in the Americas, Europe and Asia.

We believe that our business offers solutions to public sector leaders around the world in two related elements of critical infrastructure: waste disposal and renewable energy generation. We believe that the environmental benefits of energy-from-waste, as an alternative to landfilling, are clear and compelling: by processing municipal solid waste in energy-from-waste facilities we reduce greenhouse gas (“GHG”) emissions, lower the risk of groundwater contamination, and conserve land. At the same time, energy-from-waste generates clean, reliable energy from a renewable fuel source, thus reducing dependence on fossil fuels, the combustion of which is itself a major contributor to GHG emissions. As public planners in the Americas, Europe and Asia address their needs for more environmentally sustainable waste disposal and energy generation in the years ahead, we believe that energy-from-waste will be an increasingly attractive alternative. We will also consider, for application in the Americas and International segments, acquiring or developing new technologies that complement our existing renewable energy and waste services businesses.

Our business offers sustainable solutions to energy and environmental problems, and our corporate culture is increasingly focused on themes of sustainability in all of its forms. We aspire to continuous improvement in environmental performance, beyond mere compliance with legally required standards. This ethos is embodied in our “Clean World Initiative,” an umbrella program under which we are:

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

In order to create new business opportunities and benefits and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the ongoing global economic slowdown and related unemployment, policy makers are also expected to focus on economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represent the type of “green jobs” that are consistent with this focus. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions and to policy makers seeking to encourage renewable energy technologies (and the associated “green jobs”) as viable alternatives to reliance on fossil fuels as a source of energy.

The United States Congress is currently debating proposals designed to encourage two broad policy objectives: increased renewable energy generation, and reduction of fossil fuel usage and related GHG emissions. The United States House of Representatives passed a bill known as the America Clean Energy and Security Act of 2009 (“ACES”) which addresses both policy objectives, by means of a phased-in national renewable energy standard and a “cap-and-trade” system to reduce GHG emissions. Energy-from-waste and biomass have generally been included in the ACES bill to be among the technologies that help to achieve both policy objectives. Similar legislation has been introduced in the United States Senate. While legislation is far from final and a vigorous debate is expected when the House of Representatives and Senate bills are reconciled, we believe the direction of Congressional efforts could create additional growth opportunities for our business and increase energy revenue from existing facilities.

2009 Financial Summary

Our financial results for the year ended December 31, 2009 included total revenues of $1,550 million compared to $1,664 million for the year ended December 31, 2008. Net income attributable to Covanta Holding Corporation was $101.6 million and diluted earnings per share was $0.66 for the year ended December 31, 2009. In the same prior year period, net income attributable to Covanta Holding Corporation was $129.0 million and diluted earnings per share was $0.83.

A more detailed discussion of our financial results and liquidity can be found in the Results of Operations discussion below. The highlights of the components of operating income between the two periods are as follows:

•	Americas segment revenue declined $25.2 million or 1.8% to $1,346 million. New business revenue was $72.5 million, related primarily to the Veolia EfW Acquisition. Existing business revenues declined by $97.7 million, of which $55.7 million was largely due to the impact of the slow economy which caused lower recycled metal, energy and waste prices. In addition, lower debt service revenue, a decline in construction activity, and net contract changes at various facilities contributed approximately $32.3 million to the decline.

•	Americas segment operating expenses during the year increased by $35.0 million. New business operating expenses were $77.8 million and we also incurred acquisition-related transaction costs of $6.8 million, both of which were primarily associated with the Veolia EfW Acquisition. Existing business operating expenses decreased by $49.6 million primarily attributable to a $12.7 million decline in energy related expenses and greater internalization of waste disposal. In addition, lower levels of construction activity and the contract changes at various facilities contributed $36.8 million to the expense reduction. Reductions in existing business expenses were also attributable to lower depreciation expense, lower interest expense and reduced plant operating expense for renewable energy credits sold totaling $13.3 million. In 2008, operating expenses were lower by $13.5 million due to insurance recoveries recorded for the settlement of property damages and business interruption losses related to the SEMASS energy-from-waste facility.
•	International segment revenue decreased $95.2 million during the year while operating expenses declined by $97.4 million, resulting in operating income that was essentially flat with the prior year comparable period. The decreases in revenues and operating expenses resulted primarily from lower fuel costs at our Indian facilities.

The components of diluted earnings per share are as follows:

	For the Years Ended December 31,
	2009	2008

Net tax impact from Grantor Trust activity(A)	$(0.01)	$(0.10)
Veolia EfW acquisition-related costs, net of tax(B)	(0.02)	—
Impact of SEMASS fire and insurance recoveries, net of write-down of assets and tax(C)	—	0.05
All other	0.69	0.88

Diluted Earnings Per Share	$0.66	$0.83

(A)	During 2009 and 2008, we recognized additional tax liabilities associated with the activity from the wind-down of the grantor trusts that arose from our predecessor insurance entities.
(B)	This amount relates primarily to acquisition-related costs incurred associated with the acquisition of six energy-from-waste businesses and one transfer station business from Veolia Environmental Services North America Corp. (the “Veolia EfW Acquisition”) in 2009. Acquisition-related costs are no longer capitalized as a cost of the business acquired. Instead, these costs are expensed as they are incurred as a result of a recent accounting pronouncement which was effective January 1, 2009.
(C)	This amount primarily includes insurance recoveries for business interruption losses related to the SEMASS energy-from-waste facility fire on March 31, 2007.

In 2009, we issued $460 million aggregate principal amount of 3.25% Cash Convertible Senior Notes (the “Notes”) due 2014. A more detailed discussion of this offering can be found in the Liquidity and Capital Resources discussion below.

As of December 31, 2009, in addition to our ongoing cash flow, we have access to several sources of liquidity, including our existing cash on hand of $434 million and the undrawn and available capacity of $300 million of our revolving credit facility (the “Revolving Loan Facility”). In addition, we had restricted cash of $278 million, of which $166 million was designated for future payment of project debt principal. See Liquidity and Capital Resources — Available Sources of Liquidity below.

Factors Affecting Business Conditions and Financial Results

Economic — The ongoing global economic slowdown has reduced demand for goods and services generally, which tends to reduce overall volumes of waste requiring disposal, and the pricing at which we can attract waste to fill available capacity. At the same time, the declines in global natural gas and other fossil fuel prices have pushed electricity and steam pricing lower generally which causes lower revenue for the portion of the energy we sell which is not under fixed-price contracts. Lastly, the downturn in economic activity has reduced global demand for and pricing of certain commodities, such as the scrap metals we recycle from our energy-from-waste facilities. The combined effects of these conditions reduced our revenue and cash flow in 2009.

Many of our customers are municipalities and public authorities, which are generally experiencing fiscal pressure as local and central governments seek to reduce expenses in order to address declining tax revenues which may result from the slowdown and increases in unemployment. At the same time, continued dislocations in the financial sector may make it more difficult, and more costly, to finance new projects. These factors, particularly in the absence of energy policies which encourage renewable technologies such as energy-from-waste, may make it more difficult for us to sell waste disposal services or energy at prices sufficient to allow us to grow our business through developing and building new projects, or through the acquisition of additional businesses.

Seasonal — Our quarterly operating income for the Americas and International segments, within the same fiscal year, typically differ substantially due to seasonal factors, primarily as a result of the timing of scheduled plant maintenance. We typically conduct scheduled maintenance periodically each year, which requires that individual boiler units temporarily cease operations. During these scheduled maintenance periods, we incur material repair and maintenance expenses and receive less revenue until the boiler units resume operations. This scheduled maintenance typically occurs during periods of off-peak electric demand in the spring and fall. The spring scheduled maintenance period is typically more extensive than scheduled maintenance conducted during the fall. As a result, we typically incur the highest maintenance expense in the first half of the year. Given these factors, we typically experience lower operating income from our projects during the first six months of each year and higher operating income during the second six months of each year.

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

Other Factors Affecting Performance — We have historically performed our operating obligations without experiencing material unexpected service interruptions or incurring material increases in costs. In addition, with respect to many of our contracts, we generally have limited our exposure for risks not within our control. For additional information about such risks and damages that we may owe for unexcused operating performance failures, see Item 1A. Risk Factors. In monitoring and assessing the ongoing operating and financial performance of our businesses, we focus on certain key factors: tons of waste processed, electricity and steam sold, and boiler availability.

Our ability to meet or exceed historical levels of performance at projects, and our general financial performance, is affected by the following:

•	Seasonal or long-term changes in market prices for waste, energy, or ferrous and non-ferrous metals for projects where we sell into those markets;
•	Seasonal geographic changes in the price and availability of wood waste as fuel for our biomass facilities;
•	Seasonal, geographic and other variations in the heat content of waste processed, and thereby the amount of waste that can be processed by an energy-from-waste facility;
•	Our ability to avoid unexpected increases in operating and maintenance costs while ensuring that adequate facility maintenance is conducted so that historic levels of operating performance can be sustained;
•	Contract counterparties’ ability to fulfill their obligations, including the ability of our various municipal customers to supply waste in contractually committed amounts, and the availability of alternate or additional sources of waste if excess processing capacity exists at our facilities; and
•	The availability and adequacy of insurance to cover losses from business interruption in the event of casualty or other insured events.

General financial performance at our international projects is also affected by the following:

•	Changes in fuel price for projects in which such costs are not completely passed through to the electricity purchaser through revenue adjustments, or delays in the effectiveness of revenue adjustments;
•	The amounts of electricity actually requested by purchasers of electricity, and whether or when such requests are made, our facilities are then available to deliver such electricity;
•	The financial condition and creditworthiness of purchasers of power and services provided by us;
•	Fluctuations in the value of the domestic currency against the value of the U.S. dollar for projects in which we are paid in whole or in part in the domestic currency of the host country; and
•	Political risks inherent to the international business which could affect both the ability to operate the project in conformance with existing agreements and the repatriation of dividends from the host country.

Business Segments

Our reportable segments are Americas and International. The Americas segment is comprised of waste and energy services operations primarily in the United States and Canada. The International segment is comprised of waste and energy services operations in other countries, currently those of the United Kingdom, Ireland, Italy, China, The Philippines, India and Bangladesh.

Segment	Description

Americas	For all energy-from-waste projects, we receive revenue from two primary sources: fees charged for operating projects or processing waste received and payments for electricity and steam sales. We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste and ash disposal fees or operating fees. In addition, we own and in some cases operate, other renewable energy projects primarily in the United States which generate electricity from wood waste (biomass), landfill gas, and hydroelectric resources. The electricity from these other renewable energy projects is sold to utilities. For these projects, we receive revenue from electricity sales, and in some cases cash from equity distributions. We may receive additional revenue from construction activity during periods when we are constructing new facilities or expanding existing facilities.

International	We have ownership interests in and/or operate facilities internationally, including independent power production facilities in the Philippines, Bangladesh, China and India where we generate electricity by combusting coal, natural gas and heavy fuel-oil, and energy-from-waste facilities in China and Italy. We are constructing energy-from-waste facilities in Ireland and China. We receive revenue from operating fees, waste processing fees, electricity and steam sales, construction activities, and in some cases receive cash from equity distributions.

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

	Current
	number of	Fees for operating projects or for	Payments for electricity
Contract types	projects	processing waste received	and/or steam we sell

Service Fee	28	We charge a fixed fee (which escalates over time pursuant to contractual indices that we believe are appropriate to reflect price inflation) for operation and maintenance services provided to these energy-from-waste projects. At projects that we own and where project debt is in place, a portion of our fee is dedicated to project debt service. Our contracts at Service Fee projects provide revenue that does not materially vary based on the amount of waste processed or energy generated and as such is relatively stable for the contract term. (28 Americas segment Service Fee projects).	At most of our Service Fee projects, the operating subsidiary retains only a fraction of the energy revenues generated, with the balance (generally 90%) used to provide a credit to the municipal client against its disposal costs. Therefore, in these projects, the municipal client derives most of the benefit and risk of energy production and changing energy prices.

Tip Fee	16	We receive a per-ton fee under contracts for processing waste at Tip Fee projects. We generally enter into long-term waste disposal contracts for a substantial portion of the project’s disposal capacity. These Tip Fee service agreements include stated fixed fees earned by us for processing waste up to certain base contractual amounts during specified periods. These Tip Fee service agreements also set forth the per-ton fees that are payable if we accept waste in excess of the base contractual amounts. The waste disposal and energy revenue from these projects is more dependent upon operating performance and, as such, is subject to greater revenue fluctuation to the extent performance levels fluctuate. (13 Americas segment Tip Fee projects and 3 International segment Tip Fee projects).	Where Tip Fee structures exist, we generally retain 100% of the energy revenues as well as risk associated with energy production and changing energy pricing. The majority of Tip Fee structures are under long-term fixed-price energy contracts.

Under both structures, our returns are expected to be stable if we do not incur material unexpected operation and maintenance costs or other expenses. In addition, most of our energy-from-waste project contracts are structured so that contract counterparties generally bear, or share in, the costs associated with events or circumstances not within our control, such as uninsured force majeure events and changes in legal requirements. The stability of our revenues and returns could be affected by our ability to continue to enforce these obligations. Also, at some of our energy-from-waste facilities, commodity price risk is mitigated by passing through commodity costs to contract counterparties. With respect to our other renewable energy projects and international independent power projects, such structural features generally do not exist because either we operate and maintain such facilities for our own account or we do so on a cost-plus basis rather than a fixed-fee basis.

We receive the majority of our revenue under short- and long-term contracts with little or no exposure to price volatility but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility. The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from sales of energy and metals. During the second and third quarters of 2008, pricing for energy and recycled metals reached historically high levels and has subsequently declined materially.

At some of our renewable energy and international independent power projects, our operating subsidiaries purchase fuel in the open markets which exposes us to fuel price risk. At other projects, fuel costs are contractually included in our electricity revenues, or fuel is provided by our customers. In some of our international projects, the project entity (which in some cases is not our subsidiary) has entered into long-term fuel purchase contracts that protect the project from fuel shortages, provided counterparties to such contracts perform their commitments.

We generally sell the energy output from our projects to local utilities pursuant to long-term contracts. At several of our energy-from-waste projects, we sell energy output under short-term contracts or on a spot-basis to our customers.

Contracted and Merchant Capacity

We operate energy-from-waste projects under long-term agreements. For those projects we own, our contract to sell the project’s energy output (either electricity or steam) generally expires on or after the date when the initial term of our contract to operate or receive waste also expires. Expiration of these contracts will subject us to greater market risk in maintaining and enhancing revenues as we enter into new contracts. Following the expiration of the initial contracts, we intend to enter into replacement or additional contracts for waste supplies and will sell our energy output either into the regional electricity grid or pursuant to new contracts. Because project debt on these facilities will be paid off at such time, we believe that we will be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. For those projects we operate but do not own, prior to the expiration of the initial term of our operating contract, we will seek to enter into renewal or replacement contracts to continue operating such projects. We will seek to bid competitively in the market for additional contracts to operate other facilities as similar contracts of other vendors expire.

Growth and Development

In our Americas segment, we are pursuing additional growth opportunities through project expansions, new energy-from-waste and other renewable energy projects, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

We are also pursuing international waste and/or renewable energy business opportunities, particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce GHG emissions. Outside of the Americas, we are focusing on the United Kingdom, Ireland, and China.

We have invested approximately $298.3 million, $91.9 million and $121.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, for businesses acquired, the acquisition of non-controlling interests in subsidiaries and purchases of equity interests. The following is a discussion of acquisitions and business development for 2009, 2008 and 2007. See Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions, Business Development and Dispositions for additional information.

ACQUISITIONS AND BUSINESS DEVELOPMENT

Facility/Operating
Contract	Location	Year	Transaction	Type	Summary

Long Beach Hudson Valley MacArthur Plymouth York Burnaby Abington	CA NY NY PA PA Canada PA	2009	Acquisition	EfW EfW EfW EfW EfW EfW Trans.St.	We acquired six energy-from-waste businesses and one transfer station business from Veolia Environmental Services North America Corp. (the “Veolia EfW Acquisition”). The acquired businesses have a combined capacity of 6,600 tpd. Each of the operations acquired includes a long-term operating contract with the respective municipal client. Five of the energy-from-waste facilities and the transfer station are publicly-owned facilities. We acquired a majority ownership stake in one of the energy-from-waste facilities and subsequently purchased the remaining ownership stake in this facility. We completed the Veolia EfW Acquisition by acquiring a 3,000 tpd energy-from-waste business in Miami-Dade, Florida in February 2010. See Item 8. Financial Statements And Supplementary Data — Note 23. Subsequent Events.

Detroit	MI	2009	Contract	EfW	We entered into an operating and maintenance agreement with owners of the Detroit energy-from-waste facility (2,832 tpd, 952 pounds of steam generated per day), pursuant to which we will operate, maintain and provide certain other services for a term of one year. Under this agreement, we will earn a fixed fee and pass through to the owners of the Detroit facility (or pay from the project revenues) all expenses associated with operations and maintenance of the facility. After paying all expenses, excess net revenues flow to the owners (see discussion below regarding our acquisition of an ownership interest in the facility). We entered into a waste disposal agreement with the Greater Detroit Resource Recovery Authority (“GDRRA”) pursuant to which we will dispose of the waste of the City of Detroit for a term of at least one year. The term of the waste disposal agreement will automatically renew for successive one year terms unless and until either party provides advance written notice of termination in accordance with the provisions of the agreement. We entered into a new short-term steam agreement for the Detroit energy-from-waste facility which expires in February 2010 while negotiations continue regarding a long-term steam agreement. Securing a long-term steam agreement with appropriate pricing is important for the long-term economic viability of the Detroit energy-from-waste facility.

Detroit	MI	2009	Acquisition	EfW	A newly-formed Covanta subsidiary purchased an undivided 30% owner-participant interest in the Detroit energy-from-waste facility. In addition, as an owner-participant, we have the right, on one or more occasions, to call upon GDRRA to deliver the waste of the City of Detroit to the Detroit energy-from-waste facility at market-based rates. The call right continues for the duration of the agreements expiring in 2035, and is supported by the undertaking of the City of Detroit until 2021.

Stanislaus County	CA	2009	Contract	EfW	We extended our service fee contract with Stanislaus County from 2010 to 2016.

Philadelphia Transfer Stations	PA	2009	Acquisition	Transfer Stations	We acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania.

Maine Biomass Energy Facilities	ME	2008	Acquisition	Biomass	We acquired Indeck Maine Energy, LLC which owned and operated two biomass energy facilities. The two nearly identical facilities, located in West Enfield and Jonesboro, Maine, added a total of 49 megawatts (“MW”) to our renewable energy portfolio. We sell the electric output and renewable energy credits from these facilities into the New England electricity market.

Facility/Operating
Contract	Location	Year	Transaction	Type	Summary

Tulsa	OK	2008	Acquisition/ Contract	EfW	The design capacity of the facility is 1,125 tpd of waste and gross electric capacity of 16.5 MW (231 pounds of steam generated per day). This facility was shut down by the prior owner in the summer of 2007 and we returned two of the facility’s three boilers to service in 2008. In 2009, we entered into a new tip fee agreement with the City of Tulsa which expires in 2012 and a new steam contract for a term of 10 years expiring in 2019.

Peabody	MA	2008	Acquisition	Ash Landfill	We acquired a landfill for the disposal of ash.

Harrisburg	PA	2008	Contract	EfW	We entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania and obtained a right of first refusal to purchase the facility. See Energy-From-Waste Under Advanced Development or Construction discussion below related to this facility.

Indianapolis	IN	2008	Contract	EfW	We entered into a new tip fee contract for a term of 10 years which commenced upon expiration of the existing service fee contract in December 2008. This contract represents approximately 50% of the facility’s capacity. (91 pounds of steam generated per day).

Kent County	MI	2008	Contract	EfW	We entered into a new tip fee contract which commenced on January 1, 2009 and extended the existing operating contract from 2010 to 2023. This contract is expected to supply waste utilizing most or all of the facility’s capacity. Previously this was a service fee contract.

Pasco County	FL	2008	Contract	EfW	We entered into a new service fee contract which commenced on January 1, 2009 and extended the existing contract from 2011 to 2016.

Wallingford	CT	2008	Contract	EfW	We entered into new tip fee contracts to supply waste to the facility upon expiration of the existing service fee contract in 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

Holliston	MA	2007	Acquisition	Transfer Station	We acquired a waste transfer station with total waste capacity of 700 tpd. In addition, we invested a total of $5.2 million in 2007 and 2008 in capital improvements to enhance the environmental and operational performance of the transfer station.

Massachusetts EfW Facilities and Transfer Stations	MA NY	2007	Acquisition	EfW / Ash Landfill / Transfer Stations	We acquired the operating businesses of EnergyAnswers Corporation. These businesses include a 400 tpd energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Both energy-from-waste projects have tip fee type contracts. Approximately 75% of waste revenues are contracted for at these facilities. In addition, we acquired businesses that include a landfill operation for ash disposal in Springfield, Massachusetts and two transfer stations, one in Canaan, New York, permitted to transfer 600 tpd of waste, and the other located at the Springfield energy-from-waste facility, permitted to transfer 500 tpd of waste.

California Biomass Energy Facilities	CA	2007	Acquisition	Biomass	We acquired Central Valley Biomass Holdings, LLC which owned two biomass energy facilities and a biomass energy fuel management business, all located in California’s Central Valley. These facilities added 75 MW to our portfolio of renewable energy projects. In addition, we invested a total of $19 million in 2007 and 2008 in capital improvements to increase the facilities’ productivity and improve environmental performance.

Westchester Transfer Stations	NY	2007	Acquisition	Transfer Stations	We acquired two waste transfer stations with combined capacity of 1,150 tpd in Westchester County, New York.

Facility/Operating
Contract	Location	Year	Transaction	Type	Summary

Hempstead	NY	2007	Contract	EfW	We entered into a new tip fee contract for a term of 25 years which commenced upon expiration of the previous contract in August 2009. This contract provides approximately 50% of the facility’s capacity. We also entered into new tip fee contracts with other customers that expire between February 2011 and December 2014. These contracts provide an additional 40% of the facility’s capacity.

ENERGY-FROM-WASTE
PROJECTS UNDER ADVANCED DEVELOPMENT OR CONSTRUCTION

Project/Facility	Location	Summary

Technology Development		We entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Licensing fees and demonstration unit cumulative purchases totaled approximately $11.2 million in 2008 and 2009.

AMERICAS

Honolulu	HI	We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facility’s waste processing capacity from 2,160 tpd to 3,060 tpd and to increase the gross electricity capacity from 57 MW to 90 MW. The agreements also extend the service contract term by 20 years. The $302 million expansion project is a fixed-price construction project which will be funded and owned by the City and County of Honolulu. Environmental and other project related permits have been received and expansion construction has commenced.

Harrisburg	PA	See operating contract discussion above. We have an agreement to provide construction management services and advance up to $25.5 million (of which $20.7 million has been advanced and $19.4 million is outstanding as of December 31, 2009) in funding for certain facility improvements required to enhance facility performance, which are expected to be completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. Current installment repayments of the advance have been received. However, due to the precarious financial condition of the City of Harrisburg, its substantial obligations, and its reported consideration of various future options (including seeking bankruptcy protection), we intend to closely monitor this situation and work with the City of Harrisburg and other stakeholders, to maintain our position in the project and recover our advance.

Hillsborough	FL	During the third quarter of 2009, we completed the expansion and commenced the operations of the expanded energy-from-waste located in Hillsborough County, Florida. We expanded waste processing capacity from 1,200 tpd to 1,800 tpd and increased gross electricity capacity from 29.0 MW to 46.5 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension to 2027.

Lee	FL	In December 2007, we completed the expansion and commenced the operation of the expanded energy-from-waste facility located in and owned by Lee County, Florida. We expanded waste processing capacity from 1,200 tpd to 1,836 tpd and increased gross electricity capacity from 36.9 MW to 57.3 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension expiring in 2024.

Project/Facility	Location	Summary

INTERNATIONAL

Dublin	Ireland	We are developing a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of approximately €350 million. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. We are responsible for the design and construction of the project. We will operate and maintain the project for Dublin Waste to Energy Limited, which has a 25 year tip fee type contract with Dublin to provide disposal service for approximately 320,000 metric tons of waste annually. The project is structured on a build-own-operate-transfer model, where ownership will transfer to Dublin after the 25 year term, unless extended. The project is expected to sell electricity into the local grid. A portion of the electricity is expected to be eligible for a preferential renewable tariff. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project. We expect to fund construction through existing sources of liquidity and effect project financing as the project progresses. The primary approvals and licenses for the project have been obtained and construction commenced in December 2009.

Taixing	China	Taixing Covanta Yanjiang Cogeneration Co., Ltd., of which we own 85%, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The project company has obtained Rmb 165 million in project financing which, together with available cash from existing operations will fund construction costs. The Taixing project commenced construction in late 2009.

Chengdu	China	We and Chongqing Iron & Steel Company (Group) Limited have entered into a 25 year contract to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. In connection with this award, we acquired a 49% equity interest in the project company. Construction of the facility has commenced and operation is expected to begin in 2011. The project company has obtained Rmb 480 million in project financing, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Limited until the project has been constructed and for one year after operations commence.

Sanfeng	China	We purchased a 40% equity interest in Chongqing Sanfeng Covanta Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, People’s Republic of China. Sanfeng is engaged in the business of owning and operating energy-from-waste projects and providing design and engineering, procurement and construction services for energy-from-waste facilities in China. Sanfeng currently owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects. Chongqing Iron & Steel Company (Group) Limited holds the remaining 60% equity interest in Sanfeng.

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenues, expenses and certain other items for periods during each of the years presented was affected by several factors. As outlined above under Overview — Growth and Development, our acquisition and business development initiatives in 2009, 2008 and 2007 resulted in various additional projects which increased comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

RESULTS OF OPERATIONS — Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Our consolidated results of operations are presented in the table below (in thousands, except per share amounts):

	For the Years Ended		Increase
	December 31,		(Decrease)
	2009	2008	2009 vs 2008

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$1,550,467	$1,664,253	$(113,786)
Total operating expenses	1,354,632	1,408,288	(53,656)

Operating income	195,835	255,965	(60,130)

Other income (expense):
Investment income	4,007	5,717	(1,710)
Interest expense	(38,116)	(46,804)	(8,688)
Non-cash convertible debt related expense	(24,290)	(17,979)	6,311

Total other expenses	(58,399)	(59,066)	(667)

Income before income tax expense and equity in net income from unconsolidated investments	137,436	196,899	(59,463)
Income tax expense	(50,044)	(84,561)	(34,517)
Equity in net income from unconsolidated investments	23,036	23,583	(547)

NET INCOME	110,428	135,921	(25,493)

Less: Net income attributable to noncontrolling interests in subsidiaries	(8,783)	(6,961)	1,822

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$101,645	$128,960	(27,315)

Weighted Average Common Shares Outstanding:
Basic	153,694	153,345	349

Diluted	154,994	154,732	262

Earnings Per Share:
Basic	$0.66	$0.84	$(0.18)

Diluted	$0.66	$0.83	$(0.17)

The following general discussions should be read in conjunction with the above table, the consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenues and operating expenses, and the quantification of specific factors affecting or causing such changes, is provided in the Americas and International segment discussions below.

Consolidated Results of Operations — Comparison of Results for the Year Ended December 31, 2009 vs. Results for the Year Ended December 31, 2008

Operating revenues decreased by $113.8 million primarily due to the following:

•	decreased electricity and steam sales revenue due to lower fuel pass through costs at our Indian facilities and foreign exchange impacts in 2009, and
•	decreased waste and service revenues and decreased recycled metal revenues at our existing energy-from-waste facilities in our Americas segment, offset by
•	increased waste and services revenues at our new businesses in our Americas segment, primarily due to the Veolia EfW Acquisition, and
•	increased electricity and steam sales in our Americas segment due to the Veolia EfW Acquisition, other acquired businesses and new contracts at our Indianapolis and Kent facilities.

Operating expenses decreased by $53.7 million primarily due to the following:

•	decreased plant operating expenses at our Indian facilities resulting primarily from lower fuel costs and foreign exchange impacts in 2009, and
•	decreased plant operating expenses at our existing energy-from-waste facilities resulting primarily from lower energy costs, greater internalization of waste disposal and reduced maintenance expense due to less unscheduled down time, offset by
•	increased plant operating expenses at our existing energy-from-waste facilities resulting from cost escalations, and
•	increased operating costs resulting from the Veolia EfW Acquisition, and
•	$6.3 million of acquisition-related transaction costs primarily related to the Veolia EfW Acquisition, and

•	$13.5 million of insurance recoveries recorded in 2008 for the settlement of property damages and business interruption losses related to the SEMASS energy-from-waste facility, and
•	higher costs resulting from the transition of the Indianapolis and Kent facilities from Service Fee to Tip Fee contracts, and
•	additional operating costs, net of contra expenses recorded related to the generation of renewable energy credits, from new businesses acquired in the Americas segment.

Investment income decreased by $1.7 million primarily due to lower interest rates on invested funds. Interest expense decreased by $8.7 million primarily due to lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below), offset by increased interest expense due to the issuance of the 3.25% Cash Convertible Senior Notes (“Notes”) which were issued in 2009. Non-cash convertible debt related expense increased by $6.3 million primarily due to the net changes to the valuation of the derivatives associated with the Notes and the amortization of the debt discount for the Notes which issued in 2009.

Income tax expense decreased by $34.5 million primarily due to lower pre-tax income resulting from decreased waste and service revenues and recycled metal revenue at our energy-from-waste facilities, an increase in production tax credits, and changes in the valuation allowance on net operating loss carryforwards (“NOLs”), and certain deferred tax assets. See Item 8. Financial Statements And Supplementary Data — Note 16. Income Taxes for additional information.

Americas Segment Results of Operations — Comparison of Results for the Year Ended December 31, 2009 vs. Results for the Year Ended December 31, 2008

The Americas segment results of operations are presented in the table below (in thousands):

	For the Years Ended December 31,		Increase (Decrease)
	2009	2008	2009 vs 2008

Waste and service revenues	$915,364	$930,537	$(15,173)
Electricity and steam sales	399,715	384,640	15,075
Other operating revenues	31,138	56,254	(25,116)

Total operating revenues	1,346,217	1,371,431	(25,214)

Plant operating expenses	802,638	753,848	48,790
Depreciation and amortization expense	194,925	190,659	4,266
Net interest expense on project debt	44,536	47,816	(3,280)
General and administrative expenses	82,580	76,090	6,490
Insurance recoveries, net of write-down of assets	—	(8,325)	8,325
Other operating expenses	26,785	56,336	(29,551)

Total operating expenses	1,151,464	1,116,424	35,040

Operating income	$194,753	$255,007	(60,254)

Operating Revenues

Operating revenues for the Americas segment decreased by $25.2 million as reflected in the comparison of existing business and new business in the table below (in millions) and the discussion of key variance drivers which follows:

	Americas Segment
	Operating Revenue Variances
	Existing	New
	Business	Business(A)	Total

Waste and service revenues
Service fee	$(60.5)	$38.9	$(21.6)
Tip fee	17.7	13.1	30.8
Recycled metal	(25.0)	0.6	(24.4)

Total waste and service revenues	(67.8)	52.6	(15.2)
Electricity and steam sales	(4.0)	19.1	15.1
Other operating revenues	(25.9)	0.8	(25.1)

Total operating revenues	$(97.7)	$72.5	$(25.2)

(A)	The results of acquisitions are included in the new business variance through four quarters after acquisition or commencement of operation.

•	Revenues from Service Fee arrangements for existing business decreased primarily due to the cessation of contracts at our Indianapolis, Kent, and Detroit facilities and lower revenues earned explicitly to service project debt of

$22.5 million, of which $9.7 million was related to our Stanislaus client’s decision to repay project debt ahead of schedule in 2008, partially offset by contractual escalations.

•	Revenues from Tip Fee arrangements for existing business increased primarily due to the new contracts at our Indianapolis and Kent facilities, offset by lower waste prices and increased levels of waste disposal internalization.
•	Recycled metal revenues were $29.2 million which decreased compared to the same prior year period due to lower pricing, partially offset by increased recovered metal volume. During the second and third quarters of 2008, we experienced historically high prices for recycled metal which declined significantly during the fourth quarter of 2008. The impact these changes had on revenue is reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2009	2008	2007

March 31,	$5.2	$11.4	$7.0
June 30,	5.8	19.0	7.5
September 30,	9.1	17.3	7.9
December 31,	9.1	5.9	9.1

Total for the Year Ended December 31,	$29.2	$53.6	$31.5

•	Electricity and steam sales for existing business decreased by $4.0 million due to lower energy pricing, lower production and the contract change at the Detroit facility, offset by increased revenues of $20.4 million related to contract changes at our Indianapolis and Kent facilities.
•	Other operating revenues for existing business decreased primarily due to the timing of construction activity.

Operating Expenses

Variances in plant operating expenses for the Americas segment are as follows (in millions):

	Americas Segment
	Plant Operating Expense Variances
	Existing	New
	Business	Business(A)	Total

Total plant operating expenses	$(17.7)	$66.5	$48.8

(A)	The results of acquisitions are included in the new business variance through four quarters after acquisition or commencement of operation.

Existing business plant operating expenses decreased by $17.7 million primarily due to the new contract at the Detroit facility, the impact of lower energy related costs, greater internalization of waste disposal, and reduced maintenance expense primarily due to less unscheduled downtime, partially offset by cost escalations and higher costs resulting from the new contracts at our Indianapolis and Kent facilities. The decrease in existing business plant operating expense was partially offset by $5.2 million of business interruption insurance recoveries at our SEMASS energy-from-waste facility which was recorded in the second quarter of 2008.

Depreciation and amortization expense increased by $4.3 million primarily due to new business.

General and administrative expenses increased by $6.5 million due to the recognition of approximately $6.8 million in acquisition-related costs, primarily related to the Veolia EfW Acquisition.

Insurance recoveries, net of write-down of assets of $8.3 million were recorded in 2008 for recoveries related to the repair and reconstructions costs resulting from the SEMASS energy-from-waste facility fire in 2007. For additional information, see the Americas Segment Results of Operations — Comparison of Results for the Year Ended December 31, 2008 vs. Results for the Year Ended December 31, 2007 below.

Other operating expenses decreased by $29.6 million primarily due to timing of construction activity and lower losses on retirement of assets. See Item 8. Financial Statements And Supplementary Data — Note 15. Supplementary Financial Information for additional information.

International Segment Results of Operations — Comparison of Results for the Year Ended December 31, 2009 vs. Results for the Year Ended December 31, 2008

The international segment results of operations are presented in the table below (in thousands):

	For the Years Ended		Increase
	December 31,		(Decrease)
	2009	2008	2009 vs 2008

Waste and service revenues	$4,240	$3,990	$250
Electricity and steam sales	180,533	275,976	(95,443)

Total operating revenues	184,773	279,966	(95,193)

Plant operating expenses	143,528	245,826	(102,298)
Depreciation and amortization expense	7,834	8,751	(917)
Net interest expense on project debt	3,855	5,918	(2,063)
General and administrative expenses	24,325	18,684	5,641
Other operating income	(74)	(2,274)	(2,200)

Total operating expenses	179,468	276,905	(97,437)

Operating income	$5,305	$3,061	2,244

The decreases in revenues and plant operating expenses resulted primarily from lower fuel costs at our Indian facilities, which are a pass through at both facilities, and decreased demand from the electricity offtaker and resulting lower electricity generation.

General and administrative expenses increased by $5.6 million primarily due to additional business development spending, and normal wage and benefit escalations.

Other operating income decreased by $2.2 million primarily due to insurance recoveries received in 2008, offset by unfavorable foreign exchange impacts in 2008.

In addition to the items discussed above, total operating income increased by approximately $2.2 million due to the effects of foreign currency translation adjustments of $3.1 million.

RESULTS OF OPERATIONS — Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Our consolidated results of operations are presented in the table below (in thousands, except per share amounts):

	For the Years Ended		Increase
	December 31,		(Decrease)
	2008	2007	2008 vs 2007

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$1,664,253	$1,433,087	$231,166
Total operating expenses	1,408,288	1,196,477	211,811

Operating income	255,965	236,610	19,355

Other income (expense):
Investment income	5,717	10,578	(4,861)
Interest expense	(46,804)	(67,104)	(20,300)
Non-cash convertible debt related expense	(17,979)	(15,377)	2,602
Loss on extinguishment of debt	—	(32,071)	(32,071)

Total other expenses	(59,066)	(103,974)	(44,908)

Income before income tax expense and equity in net income from unconsolidated investments	196,899	132,636	64,263
Income tax expense	(84,561)	(24,483)	60,078
Equity in net income from unconsolidated investments	23,583	22,196	1,387

NET INCOME	135,921	130,349	5,572

Less: Net income attributable to noncontrolling interests in subsidiaries	(6,961)	(8,656)	(1,695)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$128,960	$121,693	7,267

Weighted Average Common Shares Outstanding:
Basic	153,345	152,653	692

Diluted	154,732	153,997	735

Earnings Per Share:
Basic	$0.84	$0.80	$0.04

Diluted	$0.83	$0.79	$0.04

The following general discussions should be read in conjunction with the above table, the consolidated financial statements and the Notes thereto and other financial information appearing and referred to elsewhere in this report. Additional detail relating to changes in operating revenues and operating expenses, and the quantification of specific factors affecting or causing such changes, is provided in the Americas and International segment discussions below.

Consolidated Results of Operations — Comparison of Results for the Year Ended December 31, 2008 vs. Results for the Year Ended December 31, 2007

Operating revenues increased by $231.2 million primarily due to the following:

•	increased waste and energy revenues at our existing energy-from-waste facilities, and
•	additional revenues from new businesses acquired in the Americas segment, and
•	increased demand from the electricity offtaker and resulting higher electricity generation at our Indian facilities in the International segment.

Operating expenses increased by $211.8 million primarily due to the following:

•	increased plant operating expenses at our existing energy-from-waste facilities resulting from increased plant maintenance and cost escalations in the Americas segment, and
•	increased plant operating expenses resulting from additional operating and maintenance costs from new businesses acquired in the Americas segment, and
•	higher fuel costs, resulting from increased demand from the electricity offtaker and resulting higher electricity generation, at our Indian facilities in the International segment, and
•	higher general and administrative expenses primarily due to increased efforts to grow the business and normal wage and benefit escalations.

Investment income decreased by $4.9 million primarily due to lower interest rates on invested funds. Interest expense decreased by $20.3 million primarily due to lower floating interest rates on the Term Loan Facility (as defined in the Liquidity and Capital Resources section below) and lower debt balances and interest rates resulting from the 2007 recapitalization. As a result of the recapitalization in the first quarter of 2007, we recognized a loss on extinguishment of debt charge of approximately $32.1 million, pre-tax. See Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt for additional information.

Income tax expense increased by $60.1 million primarily due to increased pre-tax income resulting from increased waste and service revenues at our energy-from-waste facilities and additional revenues from new businesses acquired, taxes associated with the wind down of the grantor trusts and additional reserves for uncertain tax positions. See Item 8. Financial Statements And Supplementary Data — Note 16. Income Taxes for additional information.

Equity in net income from unconsolidated investments increased by $1.4 million primarily due to increased earnings from Quezon Power, Inc. (“Quezon”), our 26% investment in the Philippines, comprised primarily of $4.3 million resulting from the strengthening of the U.S. Dollar against the Philippine Peso, partially offset by lower dividend income from the Trezzo facility and foreign exchange losses at our China facilities. See Item 8. Financial Statements And Supplementary Data — Note 8. Equity Method Investments for additional information.

Americas Segment Results of Operations — Comparison of Results for the Year Ended December 31, 2008 vs. Results for the Year Ended December 31, 2007

The Americas segment results of operations are presented in the table below (in thousands):

	For the Years Ended December 31,		Increase (Decrease)
	2008	2007	2008 vs 2007

Waste and service revenues	$930,537	$860,252	$70,285
Electricity and steam sales	384,640	325,804	58,836
Other operating revenues	56,254	59,561	(3,307)

Total operating revenues	1,371,431	1,245,617	125,814

Plant operating expenses	753,848	664,641	89,207
Depreciation and amortization expense	190,659	187,875	2,784
Net interest expense on project debt	47,816	48,198	(382)
General and administrative expenses	76,090	71,022	5,068
Insurance recoveries, net of write-down of assets	(8,325)	—	(8,325)
Other operating expenses	56,336	53,789	2,547

Total operating expenses	1,116,424	1,025,525	90,899

Operating income	$255,007	$220,092	34,915

Operating Revenues

Operating revenues for the Americas segment increased by $125.8 million for the twelve month comparative period as reflected in the comparison of existing business and new business in the table below (in millions) and the discussion of key variance drivers which follows:

	Americas Segment
	Operating Revenue Variances
	Existing	New
	Business	Business(A)	Total

Waste and service revenues
Service fee	$13.3	$0.6	$13.9
Tip fee	3.9	30.4	34.3
Recycled metal	21.1	1.0	22.1

Total waste and service revenues	38.3	32.0	70.3
Electricity and steam sales	36.7	22.1	58.8
Other operating revenues	(3.3)	—	(3.3)

Total operating revenues	$71.7	$54.1	$125.8

(A)	The results of acquisitions are included in the new business variance through four quarters after acquisition or commencement of operation.

•	Revenues from Service Fee arrangements for existing business increased primarily due to contractual escalations, partially offset by lower revenues earned explicitly to service project debt of $1.4 million.
•	Revenues from Tip Fee arrangements for existing business increased due to increased waste volume handled in part due to the impact of a fire in 2007 at our SEMASS energy-from-waste facility, partially offset by slightly lower pricing.
•	Recycled metal revenues for existing business increased primarily due to higher pricing on average for the year. In addition, recovered metal volume increased due to the installation of new metal recovery systems, as well as due to enhancements made to existing systems.
•	Electricity and steam sales for existing business increased primarily due to higher energy rates, and increased production primarily resulting from capital improvements to increase productivity and improve environmental performance at the biomass facilities.

During the second and third quarters of 2008, we experienced historically high prices for recycled metal which has declined significantly during the fourth quarter of 2008. The impact these changes had on revenue is reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2008	2007

March 31,	$11.4	$7.0
June 30,	19.0	7.5
September 30,	17.3	7.9
December 31,	5.9	9.1

Total for the Year Ended December 31,	$53.6	$31.5

Other operating revenues for existing business decreased primarily due to the timing of construction activity.

Operating Expenses

Variances in plant operating expenses for the Americas segment are as follows (in millions):

	Americas Segment
	Plant Operating Expense Variances
	Existing	New
	Business	Business(A)	Total

Total plant operating expenses	$36.8	$52.4	$89.2

(A)	The results of acquisitions are included in the new business variance through four quarters after acquisition or commencement of operation.

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

Other operating expenses increased by $2.5 million primarily due to losses on the retirement of fixed assets offset by reduced construction activity. See Item 8. Financial Statements And Supplementary Data — Note 15. Supplementary Financial Information for additional information.

International Segment Results of Operations — Comparison of Results for the Year Ended December 31, 2008 vs. Results for the Year Ended December 31, 2007

The international segment results of operations are presented in the table below (in thousands):

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

2009 Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion)

To supplement our results prepared in accordance with United States generally accepted accounting principles (“GAAP”), we use the measure of Adjusted EBITDA, which is a non-GAAP measure as defined by the Securities and Exchange Commission. This non-GAAP financial measure is described below, and used in the tables below, is not intended as a substitute and should not be considered in isolation from measures of financial performance prepared in accordance with GAAP. In addition, our use of non-GAAP financial measures may be different from non-GAAP measures used by other companies, limiting their usefulness for comparison purposes. The presentation of Adjusted EBITDA is intended to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance of its business and those of possible acquisition candidates, and highlight trends in the overall business.

We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as additional ways of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s credit facilities as described below under Liquidity and Capital Resources, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are ours, measured on a consolidated basis. Under these credit facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of December 31, 2009. Failure to comply with such financial covenants could result in a default under these credit facilities, which default would have a material adverse affect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the year ended December 31, 2009 and 2008, reconciled for each such period to net income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the Years Ended
	December 31,
	2009	2008

Net Income Attributable to Covanta Holding Corporation	$101,645	$128,960
Depreciation and amortization expense	202,872	199,488
Debt service:
Net interest expense on project debt	48,391	53,734
Interest expense	38,116	46,804
Non-cash convertible debt related expense	24,290	17,979
Investment income	(4,007)	(5,717)

Subtotal debt service	106,790	112,800
Income tax expense	50,044	84,561
Acquisition-related costs(A)	6,289	—
Other adjustments:
Change in unbilled service receivables	18,620	14,020
Non-cash compensation expense	14,220	14,750
Other(B)	5,835	12,249

Subtotal other adjustments	38,675	41,019
Net income attributable to noncontrolling interests in subsidiaries	8,783	6,961

Total adjustments	413,453	444,829

Adjusted EBITDA(C)	$515,098	$573,789

(A)	This amount relates primarily to acquisition-related costs associated with the Veolia EfW Acquisition in 2009. Acquisition-related costs are no longer capitalized as a cost of the business acquired. Instead, these costs are expensed as they are incurred as a result of a recent accounting pronouncement which was effective January 1, 2009.
(B)	These items represent amounts that are non-cash in nature.
(C)	Adjusted EBITDA for 2008 includes the impact of $13.5 million related to insurance recoveries for repair, reconstruction and business interruption losses related to the SEMASS energy-from-waste facility fire on March 31, 2007.

The decrease in Adjusted EBITDA of $58.7 million from the prior year period was primarily due to $25.0 million revenue reduction due to lower recycled metal prices; $20.2 million in revenue reduction due to lower energy price and production; lower revenues earned explicitly to service project debt of $22.5 million, of which $9.7 million was related to accelerated repayment of project debt for one of our energy-from-waste facilities in 2008; and $13.9 million lower waste disposal revenue due to price and lower deliveries; partially offset by lower operating expenses.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in thousands):

	For the Years Ended
	December 31,
	2009	2008

Cash flow provided by operating activities	$397,238	$402,607
Acquisition-related costs	4,619	—
Debt service	106,790	112,800
Amortization of debt premium and deferred financing costs	3,265	7,023
Other	3,186	51,359

Adjusted EBITDA	$515,098	$573,789

LIQUIDITY AND CAPITAL RESOURCES

We generate substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs, invest in our business, pay down debt, and pursue strategic growth opportunities. As of December 31, 2009, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $434 million and the undrawn and available capacity of $300 million of our revolving credit facility. In addition, we had restricted cash of $278 million, of which $166 million was designated for future payment of project debt principal.

We derive our cash flows principally from our operations from the projects in our Americas and International segments, which allow us to satisfy project debt covenants and payments and distribute cash. We typically receive cash distributions from our Americas segment projects on either a monthly or quarterly basis, whereas a material portion of cash from our international projects is received semi-annually, during the second and fourth quarters. The frequency and predictability of our receipt of cash from projects differs, depending upon various factors, including whether restrictions on distributions exist in applicable project debt arrangements, whether a project is domestic or international, and whether a project has been able to operate at historical levels of production.

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, make debt service payments and grow our business through acquisitions and business development. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. See Management’s Discussion and Analysis of Financial Condition — Overview — Growth and Development above.

Sources and Uses of Cash Flow

	For the Years Ended December 31,			Increase (Decrease)
	2009	2008	2007	2009 vs 2008	2008 vs 2007
	(In thousands)

Net cash provided by operating activities	$397,238	$402,607	$363,591	$(5,369)	$39,016
Net cash used in investing activities	(387,240)	(189,308)	(179,910)	197,932	9,398
Net cash provided by (used in) financing activities	230,950	(170,242)	(268,335)	401,192	(98,093)
Effect of exchange rate changes on cash and cash equivalents	342	(70)	618	412	(688)

Net increase (decrease) in cash and cash equivalents	$241,290	$42,987	$(84,036)	198,303	127,023

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Net cash provided by operating activities for the year ended December 31, 2009 was $397.2 million, a decrease of $5.4 million from the prior year period. The decrease was primarily due to lower results of operations, including $10.9 million of lower insurance recoveries and $4.6 million of cash acquisition costs relating to the Veolia EfW Acquisition, offset by reduced interest expense, $10.6 million received for an income tax refund and the timing of working capital.

Net cash used in investing activities for the year ended December 31, 2009 was $387.2 million, an increase of $197.9 million from the prior year period. The increase was primarily comprised of higher cash outflows of:

•	$192.3 million related to higher acquisition of businesses in 2009, primarily the Veolia EfW Acquisition;
•	$23.7 million to acquire the non-controlling interests of one of the subsidiaries acquired in the Veolia EfW Acquisition;
•	$16.2 million of property insurance proceeds received in 2008;
•	$3.0 million related to a loan issued for the Harrisburg energy-from-waste facility; and
•	net $2.9 million of outflows relating to investing activity at our insurance subsidiary, comprising of $13.5 million lower proceeds from sales of investments in fixed maturities offset by $10.6 million lower outflows for purchase of investments in fixed maturities.

Offset by lower cash outflows of:

•	$14.3 million in capital expenditures primarily due to lower maintenance capital expenditures;
•	$16.7 million in purchases to acquire land use rights in the United Kingdom and United States in connection with development activities in 2008; and
•	$9.6 million related to lower purchases of equity interests in 2009.

Net cash provided by financing activities for the year ended December 31, 2009 was $231.0 million, an increase of $401.2 million from the prior year period principally comprised of $387.3 million related to the proceeds received from the issuance of the Notes more fully described below:

The Notes and related transactions resulted in net proceeds of $387.3 million, consisting of:

•	proceeds of $460.0 million from the sale of the Notes;
•	proceeds of $54.0 million from the sale of Warrants;
•	use of cash of $112.4 million to purchase the Note Hedge; and
•	use of cash of $14.3 million for transaction related costs.

The remaining net increase in sources of cash of $13.9 million was primarily driven by:

•	release of $33.0 million from restricted funds; offset by a
•	payment of $9.8 million of interest rate swap termination costs;
•	net increase in project debt payments of $3.6 million; and
•	payment of $3.9 million in higher distributions to partners of noncontrolling interests in subsidiaries.

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

Net cash used in financing activities for the year ended December 31, 2008 was $170.2 million, a decrease of $98.1 million from the prior year period due primarily to refinancing of long-term debt in 2007. The net proceeds from refinancing the previously existing credit facilities was $5.6 million, net of transaction fees. Proceeds of approximately $364.4 million and $136.6 million, each net of underwriting discounts and commissions, were received in 2007 related to underwritten public offerings of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”) and common stock, respectively. The combination of the proceeds from the public offerings of Debentures and common stock and approximately $130.0 million in cash and restricted cash (available for use as a result of the recapitalization) were utilized for the repayment, by means of a tender offer, of approximately $611.9 million in principal amount of outstanding notes previously issued by certain intermediate subsidiaries.

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of December 31, 2009, we had unrestricted cash and cash equivalents of $434 million.

Short-Term Liquidity

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of December 31, 2009, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	December 31, 2009	December 31, 2009

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$272,469	$47,531

(1)	Up to $200 million of which may be utilized for letters of credit.

2009 Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion)

To supplement our results prepared in accordance with United States generally accepted accounting principles (“GAAP”), we use the measure of Free Cash Flow, which is a non-GAAP measure as defined by the Securities and Exchange Commission. This non-GAAP financial measure is not intended as a substitute and should not be considered in isolation from measures of liquidity prepared in accordance with GAAP. In addition, our use of Free Cash Flow may be different from similarly identified non-GAAP measures used by other companies, limiting their usefulness for comparison purposes. The presentation of Free Cash Flow is intended to enhance the usefulness of our financial information by providing measures which management internally uses to assess and evaluate the overall performance of its business and those of possible acquisition candidates, and highlight trends in the overall business.

We use the non-GAAP measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our businesses, such as amounts available to make acquisitions, invest in construction of new projects or make principal payments on debt. For additional discussion related to management’s use of non-GAAP measures, see Results of Operations — 2009 Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the for the year ended December 31, 2009 and 2008, reconciled for each such period to cash flow provided by operating activities.

The following is a summary of Free Cash Flow and its primary uses (in thousands):

	For the Years Ended
	December 31,
	2009	2008

Cash flow provided by operating activities(A)	$397,238	$402,607
Less: Maintenance capital expenditures(B)	(51,937)	(60,639)

Free cash flow	$345,301	$341,968

Selected Uses of Free Cash Flow:
Principal payments on long-term debt	$(6,591)	$(6,877)
Principal payments on project debt, net of restricted funds used(C)	$(129,183)	$(166,225)
Distributions to partners of noncontrolling interests in subsidiaries	$(11,004)	$(7,061)
Non-maintenance capital expenditures(D)	$(21,682)	$(27,281)
Acquisition of businesses, net of cash acquired	$(265,644)	$(73,393)
Acquisition of noncontrolling interests in subsidiary	$(23,700)	$—
Purchase of equity interests	$(8,938)	$(18,503)
Other investment activities, net	$(15,339)	$(9,492)

Purchases of Property, Plant and Equipment:
Maintenance capital expenditures(B)	$(51,937)	$(60,639)
Pre-construction development projects(E)	(13,233)	(1,208)
Capital expenditures associated with technology development(F)	(5,008)	(5,882)
Capital expenditures associated with certain acquisitions(G)	(1,353)	(17,126)
Capital expenditures associated with SEMASS fire(H)	(2,088)	(3,065)

Total purchases of property, plant and equipment	$(73,619)	$(87,920)

(A)	Cash flow provided by operating activities was negatively affected by $4.6 million of payments made for acquisition-related costs related to acquisitions, primarily the Veolia EfW Acquisition, for the year ended December 31, 2009.
(B)	Capital Expenditures primarily to maintain existing facilities. Purchase of property, plant and equipment is also referred to as Capital Expenditures.
(C)	Principal payments on project debt are net of restricted funds held in trust used to pay debt principal of $54.6 million and $21.6 million for the years ended December 31, 2009 and 2008, respectively. Principal payments on project debt excludes a project debt refinancing transaction related to a domestic energy-from-waste facility in 2009 (63.7 million) and excludes principal repayments on working capital borrowings relating to the operations of our Indian facilities ($9.8 million).
(D)	Non-maintenance capital expenditures include certain capital expenditures made at our facilities described in notes E through H below.
(E)	Covanta has entered into definitive agreements for the development of a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities. Construction commenced in the fourth quarter of 2009. Covanta incurred capital expenditures related to pre-construction activities, such as site preparation costs, for this project.
(F)	Capital Expenditures related to internal development efforts and/or agreements with multiple partners for the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels, methods for the generation of alternative energy, and other development activity.
(G)	Capital Expenditures were incurred at four facilities that we acquired in 2008 and 2007 primarily to improve the productivity or environmental performance of those facilities.
(H)	Capital Expenditures were incurred that related to the repair and replacement of assets at the SEMASS energy-from-waste facility that were damaged by a fire on March 31, 2007. The cost of repair or replacement was insured under the terms of the applicable insurance policy, subject to deductibles. Settlement of the property damage insurance claim occurred in December 2008.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt. As of December 31, 2009, we were in compliance with the covenants under the Credit Facilities.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 3.75 to 1.00 for the four quarter period ended December 31, 2009, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges, and for purposes of calculating the leverage ratio and interest coverage ratios is adjusted on a pro forma basis for acquisitions and dispositions made during the relevant period. The maximum Covanta Energy leverage ratio allowed under the Credit Facilities adjusts in future periods as follows:

•	3.75 to 1.00 for each of the four quarter periods ended March 31, June 30 and September 30, 2010;
•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and
•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

For additional information on the calculation of Adjusted EBITDA, see Results of Operations — 2009 Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of December 31,
	2009	2008

3.25% Cash Convertible Senior Notes due 2014	$460,000	$—
Debt discount related to Cash Convertible Senior Notes	(112,475)	—
Cash conversion option derivative at fair value	128,603	—

3.25% Cash Convertible Senior Notes, net	476,128	—

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Convertible Debentures	(45,042)	(64,369)

1.00% Senior Convertible Debentures, net	328,708	309,381

Term Loan Facility due 2014	632,125	638,625
Other long-term debt	745	512

Total	1,437,706	948,518
Less: current portion	(7,027)	(6,922)

Total long-term debt	$1,430,679	$941,596

3.25% Cash Convertible Senior Notes due 2014

During the three months ended June 30, 2009, we issued $460 million aggregate principal amount of 3.25% Cash Convertible Senior Notes (the “Notes”) due 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. The Notes are convertible by the holders into cash only (the “Cash Conversion Option”), based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $18.55 per share) and only in certain limited circumstances. This Cash Conversion Option is an embedded derivative and is recorded at fair value quarterly in our consolidated balance sheets as a component of our long-term debt.

In order to reduce our exposure to potential cash payments in excess of the principal amount of the Notes resulting from the Cash Conversion Option, we entered into two separate privately negotiated transactions with affiliates of certain of the initial purchasers of the Notes (the “Option Counterparties”) for a net cash outflow of $58.4 million.

•	We purchased, for $112.4 million, cash-settled call options on our common stock (the “Note Hedge”) initially correlating to the same number of shares as those initially underlying the Notes subject to generally similar customary adjustments, which have economic characteristics similar to those of the Cash Conversion Option embedded in the Notes. The Note Hedge is a derivative which is recorded at fair value quarterly and is recorded in other noncurrent assets in our consolidated balance sheets.
•	We sold, for $54.0 million, warrants (the “Warrants”) correlating to the same number of shares as those initially underlying the Notes, which are net share settled and could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The strike price of the Warrants is approximately $25.74 per share and is subject to customary adjustments. The Warrants are recorded at the amounts received net of expenses within additional paid-in capital in our consolidated balance sheets.

When combined with the Note Hedge and the Warrants, we believe that the net financial impact upon maturity of the Notes will consist of cash payments of the face value of $460 million Notes and net share settlement of the Warrants to the extent that the stock price exceeds $25.74 at that time.

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

For a detailed description of the terms of the Notes, the Note Hedge, the Cash Conversion Option, and the Warrants, see Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt, Note 13. Financial Instruments and Note 14. Derivative Instruments.

1.00% Senior Convertible Debentures due 2027

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”), from which we received proceeds of approximately $364.4 million, net of underwriting discounts and commissions.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures see Capital Requirements below and Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt, Note 13. Financial Instruments and Note 14. Derivative Instruments.

Project Debt

Americas Project Debt

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

Certain subsidiaries had recourse liability for project debt which is recourse to certain Covanta ARC Holdings, Inc. subsidiaries, but is non-recourse to us and as of December 31, 2009 was as follows (in thousands):

Covanta Niagara, L.P. Series 2001 Bonds	$165,010
Covanta Southeastern Connecticut Company Corporate Credit Bonds	43,500
Covanta Hempstead Company Corporate Credit Bonds	42,670

Total	$251,180

On August 20, 2009, one of our client communities refinanced project debt ($63.7 million outstanding) and we terminated a related interest rate swap ($9.8 million liability) with the proceeds from new bonds and cash on hand. As a result of the refinancing, the client community issued $53.7 million tax exempt bonds bearing interest from 3% to 5% due 2019 in order to pay down the existing project debt and $12.7 million 4.67% taxable bonds due 2012 issued primarily to terminate the swap. See Item 8. Financial Statements And Supplementary Data — Note 14. Derivative Instruments for additional information related to the termination of the interest rate swap. Consistent with other private, non-tip fee structures, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.

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

Restricted Funds Held in Trust

Restricted funds held in trust are primarily amounts received by third-party trustees relating to certain projects we own which may be used only for specified purposes. We generally do not control these accounts. They primarily include debt service reserves for payment of principal and interest on project debt, and deposits of revenues received with respect to projects prior to their disbursement, as provided in the relevant indenture or other agreements. Such funds are invested principally in money market funds, bank deposits and certificates of deposit, United States treasury bills and notes, and United States government agency securities. Restricted fund balances are as follows (in thousands):

	As of December 31,
	2009		2008
	Current	Noncurrent	Current	Noncurrent

Debt service funds	$73,406	$101,376	$103,371	$97,761
Revenue funds	13,061	—	25,105	—
Other funds	44,756	45,153	46,617	52,057

Total	$131,223	$146,529	$175,093	$149,818

Of the $277.8 million in total restricted funds as of December 31, 2009, approximately $165.9 million was designated for future payment of project debt principal.

Investments

Our insurance business requires both readily liquid assets and adequate capital to meet ongoing obligations to policyholders and claimants, as well as to pay ordinary operating expenses. Our insurance business meets both its short-term and long-term liquidity requirements through operating cash flows that include premium receipts, investment income and reinsurance recoveries. To the extent operating cash flows do not provide sufficient cash flow, the insurance business relies on the sale of invested assets and/or contributions from us, as required. The investment policy guidelines for the insurance business require that all loss and loss adjustment expense (“LAE”) liabilities be matched by a comparable amount of investment grade assets. We believe that the resources of the insurance business are adequate to meet its current operating requirements.

The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. See Item 8. Financial Statements And Supplementary Data — Note 13. Financial Instruments.

The investment portfolio for our insurance business was as follows as of December 31, 2009 (in thousands):

	Amortized Cost	Fair Value

Investments by grade:
Fixed maturities:
U.S. government obligations and agencies	$13,472	$13,726
Residential mortgage-backed	5,150	5,203
Corporate (AAA to A)	8,878	9,213

Total fixed maturities	27,500	28,142
Equity securities	732	871

Total	$28,232	$29,013

Capital Requirements

The following table summarizes our gross contractual obligations including project debt, leases and other obligations as of December 31, 2009 (in thousands; references to Notes in the table are references to the Notes in Item 8. Financial Statements And Supplementary Data):

		Payments Due by Period
			2011 and	2013 and	2015 and
	Total	2010	2012	2014	Beyond

Americas project debt	$909,477	$157,143	$260,805	$236,614	$254,915
International project debt	31,150	27,827	3,323	—	—

Total project debt (Note 12)	940,627	184,970	264,128	236,614	254,915
Term Loan Facility (Note 11)	632,125	6,500	13,000	612,625	—
3.25% Cash Convertible Senior Notes (Note 11)(1)	460,000	—	—	460,000	—
1.00% Senior Convertible Debentures (Note 11)(2)	373,750	—	373,750	—	—
Other long-term debt	745	527	196	22	—

Total debt obligations(3)	2,407,247	191,997	651,074	1,309,261	254,915
Less: Non-recourse debt(4)	(941,372)	(185,497)	(264,324)	(236,636)	(254,915)

Total recourse debt	$1,465,875	$6,500	$386,750	$1,072,625	$—

Operating leases	350,365	42,640	82,757	59,618	165,350
Less: Non-recourse rental payments	(190,657)	(23,362)	(47,182)	(30,429)	(89,684)

Total recourse rental payments	$159,708	$19,278	$35,575	$29,189	$75,666

Interest payments(5)	443,522	87,775	171,685	113,302	70,760
Less: Non-recourse interest payments	(223,843)	(50,348)	(73,437)	(47,622)	(52,436)

Total recourse interest payments	$219,679	$37,427	$98,248	$65,680	$18,324

Retirement plan obligations(6)	$22,360	$6,110	$9,070	$2,060	$5,120
Uncertainty in income tax obligations(7)	$139,552	$21,769	$7,002	$3,513	$107,268

Total obligations	$2,007,174	$91,084	$536,645	$1,173,067	$206,378

(1)	The Notes bear interest at a rate of 3.25% per year, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, the Notes are convertible by the holders thereof, at any time prior to March 1, 2014, into cash only, based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $18.55 per share). See Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt.

(2)	The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. At our option, the Debentures are subject to redemption at any time on or after February 1, 2012, in whole or in part, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed, plus accrued and unpaid interest. In addition, holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017, and February 1, 2022, in whole or in part, for cash at a repurchase price equal to 100% of the principal amount of the Debentures being repurchased, plus accrued and unpaid interest. For purposes of this Capital Requirements chart, we have assumed that the Debentures will be repurchased pursuant to the holders’ option on February 1, 2012. For information detailing the contingent interest, conversion or redemption features of the Debentures, see Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt.

(3)	Excludes $18.7 million of unamortized debt premium.

(4)	Payment obligations for the project debt associated with owned energy-from-waste facilities are limited recourse to operating subsidiaries and non-recourse to us, subject to operating performance guarantees and commitments.

(5)	Interest payments on the Term Loan Facility and letter of credit fees are estimated based on current LIBOR rates and are estimated assuming contractual principal repayments. Interest payments represent accruals for cash interest payments.

(6)	Retirement plan obligations are based on actuarial estimates for the pension plan obligations and post-retirement plan obligations as of December 31, 2009.

(7)	Accounting for uncertainty in income tax obligations are based upon the expected date of settlement taking into account all of our administrative rights including possible litigation.

Other Commitments

Other commitments as of December 31, 2009 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$278,191	$6,550	$271,641
Surety bonds	111,032	—	111,032

Total other commitments — net	$389,223	$6,550	$382,673

The letters of credit were issued under various credit facilities (primarily the Funded L/C Facility) to secure our performance under various contractual undertakings related to the projects in our Americas and International segments, or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

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

The surety bonds listed on the table above relate primarily to performance obligations ($100.2 million) and support for closure obligations of various energy projects when such projects cease operating ($10.8 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

We have certain contingent obligations related to the Debentures. These arise as follows:

•	holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017 and February 1, 2022;
•	holders may require us to repurchase their Debentures if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash and/or our common stock.

We have certain contingent obligations related to the Notes. These arise as follows:

•	holders may require us to repurchase their Notes if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures or Notes, see Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt.

As discussed in the Overview — Growth and Development discussion above, we are focused on developing new projects and making acquisitions to grow our business in the Americas, Europe and Asia. We are pursuing additional growth opportunities through the development and construction of new waste and energy facilities. Due to permitting and other regulatory factors, these projects generally evolve over lengthy periods and project financing is generally obtained at the time construction begins, at which time, we can more accurately determine our commitment for a development project.

We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate certain Americas and International segment energy and waste facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain or guarantee financing for a project. With respect to our Americas and International segment businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees on our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be material. To date, we have not incurred material liabilities under such performance guarantees. See Item 1A. Risk Factors — We have provided guarantees and financial support in connection with our projects.

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

Off-Balance Sheet Arrangements

We are party to lease arrangements at our Union County, New Jersey, Alexandria, Virginia and Delaware Valley, Pennsylvania energy-from-waste facilities. At our Union County facility, we lease the facility from the Union County Utilities Authority, referred to as the “UCUA,” under a lease that expires in 2023, which we may extend for an additional five years. We guarantee a portion of the rent due under the lease. Rent under the lease is sufficient to allow UCUA to repay tax exempt bonds issued by it to finance the facility and which mature in 2023.

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

Our Delaware Valley facility is a party to a lease for the facility that expires in 2019. We are obligated to pay a portion of lease rent, designated as “Basic Rent B,” and could be liable to pay certain related contractually-specified amounts, referred to as “Stipulated Loss,” in the event of a default in the payment of rent under the Delaware Valley lease beyond the applicable grace period. The Stipulated Loss is similar to lease termination liability and is generally intended to provide the lessor with the economic value of the lease, for the remaining lease term, had the default in rent payment not occurred. The balance of rental and Stipulated Loss obligations are payable by a trust formed and collateralized by the project’s former operator in connection with the disposition of its interest in the Delaware Valley facility. Pursuant to the terms of various guarantee agreements, we have guaranteed the payments of Basic Rent B and Stipulated Loss to the extent such payments are not made by our subsidiary. We do not believe, however, that such payments constitute a material obligation of our subsidiary since our subsidiary expects to continue to operate the Delaware Valley facility in the ordinary course for the entire term of the lease and will continue to pay rent throughout the term of the lease. As of December 31, 2009, the estimated Stipulated Loss would have been $107.9 million.

We are also a party to various lease arrangements pursuant to which we lease rolling stock in connection with our operating activities, as well as lease certain office space and equipment. Rent payable under these arrangements is not material to our financial condition. We generally use operating lease treatment for all of the foregoing arrangements. A summary of the operating lease obligations is contained in Item 8. Financial Statements And Supplementary Data — Note 10. Leases.

As described above under Other Commitments, we have issued or are party to performance guarantees and related contractual obligations undertaken mainly pursuant to agreements to construct and operate certain energy and waste facilities. To date, we have not incurred material liabilities under our guarantees.

We have investments in several investees and joint ventures which are accounted for under the equity and cost methods and therefore we do not consolidate the financial information of those companies. See Item 8. Financial Statements And Supplementary Data — Note 8. Equity Method Investments for additional information regarding these investments.

Discussion of Critical Accounting Policies

In preparing our consolidated financial statements in accordance with GAAP, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Stock-Based Compensation

We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. The expected life for the options issued in 2007 and 2008 was determined using the “simplified method” and as such, the expected lives of the options issued in 2007 range from 6.5 years to 6.04 years and 2008 range from 6.54 years to 6.48 years. In 2009, we did not grant options to purchase shares of common stock to employees or directors.

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

We review the forfeiture rates at least annually and revise compensation expense, if necessary. Prior to the fourth quarter of 2009, the range for forfeiture rates was 8% to 15%. During the fourth quarter of 2009, we reviewed the forfeiture rates and modified the rate to 10%. The cumulative effect of the change in the forfeiture rate to compensation expense did not have a material effect on our financial results of operations.

Purchase Accounting

We allocate acquisition purchase prices to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The fair value estimates used reflect our best estimates for the highest and best use by market participants based on our work and the work of independent valuation consultants using relevant information available to us. These estimates, and the assumptions used by us and by our valuation consultants, are subject to inherent uncertainties and contingencies beyond our control. For example, we used the discounted cash flow method to estimate the value of many of our assets. This entailed developing projections about future cash flows and adopting an appropriate market participant discount rate. We cannot predict with certainty actual cash flows and the selection of a discount rate is heavily dependent on judgment. If different cash flow projections or discount rates were used, the fair values of our assets and liabilities could be materially increased or decreased. Accordingly, there can be no assurance that such estimates and assumptions reflected in the valuations will be realized, or that further adjustments will not occur. The assumptions and estimates used by us substantially affect our consolidated balance sheets. In addition, the valuations impact depreciation and amortization expense and changes in such assumptions and estimates may affect earnings in the future.

Depreciation and Amortization

We have estimated the useful lives over which we depreciate our long-lived assets. Additionally, in accordance with accounting standards related to asset retirement obligations, we have capitalized the estimate of our legal liabilities which includes closure and post-closure costs for landfill cells and site restoration for certain energy-from-waste and power producing sites.

Goodwill and Intangible Assets

In accordance with accounting standards related to goodwill and other intangible assets, we evaluate our goodwill and indefinite lived intangible assets for impairment at least annually or when indications of impairment exist. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired assets. There was no impairment recognized in 2009, 2008 or 2007, however the impact of impairment in the future could have a material impact on our financial position and results of operations.

In accordance with accounting standards related to accounting for the impairment or disposal of long-lived assets, we evaluate our long-term assets and amortizable intangible assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. No events or change in circumstances occurred in 2009, 2008 or 2007 to warrant impairment testing. However, had an event or change in circumstances occurred that resulted in recognizing an impairment, the impact of such impairment could have a material impact on our financial position and results of operations.

Net Operating Loss Carryforwards — Deferred Tax Assets

As described in Item 8. Financial Statements And Supplementary Data — Note 16. Income Taxes, we have recorded a deferred tax asset related to our NOLs. The amount recorded was calculated based upon future taxable income arising from (a) the reversal of temporary differences during the period the NOLs are available and (b) future operating income expected from our Americas and International segment businesses, to the extent it is reasonably predictable.

We estimated that we have NOLs of approximately $545 million for federal income tax purposes as of the end of 2009. The NOLs will expire in various amounts beginning on December 31, 2011 through December 31, 2028, if not used. The amount of NOLs available to us will be reduced by any taxable income generated by current members of our tax consolidated group including certain grantor trusts relating to the Mission Insurance Entities or increased to the extent of any new losses recorded.

The Internal Revenue Service (“IRS”) has not audited any of our tax returns for the years in which the losses giving rise to the NOLs were reported, and the IRS could challenge any past and future use of the NOLs.

Loss Contingencies

As described in Item 8. Financial Statements And Supplementary Data — Note 21. Commitments and Contingencies, our subsidiaries are party to a number of claims, lawsuits and pending actions, most of which are routine and all of which are incidental to our business. We assess the likelihood of potential losses with respect to these matters on an ongoing basis and when losses are considered probable and reasonably estimable, we record as a loss an estimate of the ultimate outcome. If we can only estimate the range of a possible loss, an amount representing the low end of the range of possible outcomes is recorded and disclosure is made regarding the possibility of additional losses. We review such estimates on an ongoing basis as developments occur with respect to such matters and may in the future increase or decrease such estimates. There can be no assurance that our initial or adjusted estimates of losses will reflect the ultimate loss we may experience regarding such matters. Any inaccuracies could potentially have a material adverse effect on our consolidated financial condition.

Financial Instruments

As described in Item 8. Financial Statements And Supplementary Data — Note 13. Financial Instruments, the estimated fair-value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that we would realize in a current market exchange.

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

Debentures

Effective January 1, 2009, we adopted a recent accounting standard related to accounting for convertible debt instruments. We are required to separately account for the liability and equity components of our convertible debt instruments with cash settlement features. The debt component was recognized at the present value of its cash flows discounted using a 7.25% discount rate, our estimated borrowing rate at the date of the issuance of the Debentures for a similar debt instrument without the conversion feature.

Revenue Recognition

We earn fees to service project debt (principal and interest) where such fees are expressly included as a component of the service fee paid by the client community pursuant to applicable energy-from-waste service agreements. Regardless of the timing of amounts paid by client communities relating to project debt principal, we record service revenue with respect to this principal component on a levelized basis over the term of the applicable agreement. Unbilled service receivables related to energy-from-waste operations are discounted in recognizing the present value for services performed currently in order to service the principal component of the project debt. Fees for waste disposal are recognized in the period received. Revenue from electricity and steam sales are recorded when delivered at rates specified in the contracts. We also earn fees under fixed-price construction contracts, in which case revenue is accounted for using the percentage-of-completion of services rendered. These contracts are typically signed in conjunction with agreements to operate the project constructed and are therefore multiple element arrangements. The contractual price of the undelivered service element has been determined to be its fair value.

Pensions

Costs and the related obligations and assets arising from the pension and other postretirement benefit plans are accounted for based on actuarially-determined estimates. On an annual basis, we evaluate the assumed discount rate and expected return on assets used to determine pension benefit and other postretirement benefit obligations. The discount rate is determined based on the timing of future benefit payments and expected rates of return currently available on high quality fixed income securities whose cash flows match the timing and amount of future benefit payments of the plan. We record a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using the discount rate) exceeded the fair value of pension assets.

The discount rate and net gain (loss) recognized are as follows:

		Net Gain (Loss)	Net Gain (Loss),
	Discount Rate	Recognized in AOCI	Net of Tax, Recognized in AOCI
	(dollars in millions)

Year Ended December 31, 2009	6.00%	$14.6	$8.8
Year Ended December 31, 2008	6.25%	$(20.0)	$(13.2)
Year Ended December 31, 2007	6.50%	$14.5	$9.4

Effective January 1, 2010, the defined benefit pension plan was amended to exclude future compensation increases received by eligible participants after December 31, 2009. See Item 8. Financial Statements And Supplementary Data — Note 17. Employee Benefit Plans for additional information related to our pension and other postretirement benefit plans.

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

Our insurance subsidiaries use independent actuaries on whom we significantly rely to form a conclusion on reserve estimates. Those independent actuaries use several generally accepted actuarial methods to evaluate the insurance business loss reserves, each of which has its own strengths and weaknesses. The independent actuaries place more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made and through discussions with our insurance subsidiaries’ management.

Recent Accounting Pronouncements

See Item 8. Financial Statements And Supplementary Data — Note 1. Organization and Summary of Significant Accounting Policies and Note 2. Recent Accounting Pronouncements for a summary of additional accounting policies and new accounting pronouncements.

Related-Party Transactions

Affiliate Agreements

We hold a 26% investment in Quezon Power, Inc. (“Quezon”). We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our consolidated statements of income and, as such 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against equity in net income from unconsolidated investments. For the fiscal years ended December 31, 2009, 2008, and 2007, we collected $40.6 million, $34.0 million, and $35.4 million, respectively, for the operation and maintenance of the facility. As of December 31, 2009 and 2008, the net amount due to Quezon was $5.0 million and $3.2 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

On June 30, 2009, we acquired a 30% owner-participant interest in the Detroit energy-from-waste facility. We are party to an operating and maintenance agreement with the owners of the Detroit facility, pursuant to which we operate, maintain and provide certain other services for the owners of the Detroit energy-from-waste facility for a term of one year. Accordingly, 30% of the net income of the Detroit energy-from-waste facility is reflected in our consolidated statements of income and as such, 30% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against equity in net income from unconsolidated investments. See Item 8. Financial Statements And Supplementary Data — Note 3. Acquisitions, Business Development and Dispositions.

Clayton Yeutter, a current director, is senior advisor to the law firm of Hogan & Hartson LLP. Hogan & Hartson has provided Covanta Energy with certain legal services for many years including 2009. This relationship preceded our acquisition of Covanta Energy. Mr. Yeutter did not direct or have any direct or indirect involvement in the procurement, provision, oversight or billing of such legal services and does not directly or indirectly benefit from those fees. The Board of Directors has determined that such relationship does not interfere with Mr. Yeutter’s exercise of independent judgment as a director.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. The following analysis provides quantitative information regarding our exposure to financial instruments with market risks. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously. In addition, the fair value estimates presented herein are based on pertinent information available to us as of December 31, 2009. Further information is included in Item 8. Financial Statements And Supplementary Data — Note 13. Financial Instruments and Note 14. Derivative Instruments.

Commodity Price Risk and Contract Revenue Risk

Fuel Price Risk

Generally, we are protected against fluctuations in fuel (municipal waste) price risk in our Americas segment energy-from-waste business because most of our municipal waste is provided under long-term contracts where we are paid for our fuel at fixed rates. At our tip fee energy-from-waste facilities, differing amounts of waste disposal capacity are not subject to long-term contracts and, therefore, we are partially exposed to the risk of market fluctuations in the waste disposal fees we may charge for fuel. Waste disposal fees declined slightly in 2009 primarily due to the ongoing global economic slowdown. The decline in waste disposal fees at our energy-from-waste facilities is offset by lower costs incurred by internalizing waste disposal by utilizing our network of transfer stations located throughout the northeast United States, where we have over one million tons of available capacity.

At our biomass projects, we pay for our fuel (wood waste), and have exposure to fuel price risk because wood waste most often may be purchased only under short-term arrangements.

In addition, we sell, recover and recycle materials, principally ferrous metals, under short-term arrangements from most of our energy-from-waste projects in the Americas segment, and have exposure to market fluctuations with respect to such sales. During the second and third quarters of 2008, we experienced historically high recycled metal prices, which declined materially during the fourth quarter of 2008. Revenue from these materials is included within our waste services revenues in our consolidated statements of income.

Expiration of our contracts at energy-from-waste projects we own and at projects we operate will subject us to greater market risk in maintaining and enhancing our revenues. As the original waste disposal and operating contracts have approached the expiration dates of their initial term, we have renewed, extended or replaced these contracts on acceptable terms. We have risk in obtaining acceptable arrangements and associated revenue for such projects thereafter. As our remaining agreements at facilities we own near their expiration dates, we intend to seek replacement or additional contracts for waste supplies, and because project debt on these facilities will be paid off at such time, we expect to be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. As we seek to enter into extended or new contracts following these expiration dates, we expect that medium- and long-term contracts for waste supply, for a substantial portion of facility capacity, will be available on acceptable terms in the marketplace.

At our International segment independent power projects, we do not have material fuel cost risk because generally fuel costs are contractually included in our electricity revenues or fuel is provided by our customers. In some of our international projects, the project entity (which in some cases is not our subsidiary) has entered into long-term fuel purchase contracts that protect the project from changes in fuel prices, provided counterparties to such contracts perform their commitments.

Energy Price Risk

We are protected against energy market fluctuations at most of our projects, which have long-term contracts for the sale of energy output. At some of our projects, we enter into short-term arrangements for energy sales, or have market-based pricing and therefore, we have some exposure to energy market fluctuations.

We also expect that medium- and long-term contracts for sales of energy will be less available than in the past. As a result, following the expiration of these initial long-term contracts, we expect to have on a relative basis more exposure to market risk, and therefore revenue fluctuations, in energy markets than in waste markets. In the future, we may enter into futures, forward contracts, swaps or options to hedge our exposure to market risk in energy markets. At some of our facilities, where our long-term fixed price power contracts expire, we have an alternative to the current low market prices, by selling our electrical output at “avoided cost”. The “avoided cost” rate is established periodically by local power authorities and is used by power authorities both for purchasing power from companies like ours and also used to establish billing rates for end users of energy. The current “avoided cost” rate is generally lower than our previously established contract rate but is higher than spot market prices. We expect our use of avoided cost sales will reduce our market exposure and mitigate the revenue decline related to the expiration of these initial long-term contracts.

At our biomass projects, we plan to maximize profitability by curtailing operations of these facilities when the spread between wood fuel prices and electricity output prices is not favorable.

Interest Rate Risk

Outstanding loan balances under the Credit Facilities bear interest at floating rates, which are calculated as either interest at a reserve adjusted British Bankers Association Interest Settlement Rate, commonly referred to as “LIBOR,” the “prime rate” or the Federal Funds rate plus 0.5% per annum, plus a borrowing margin. For details as to the various election options under the Credit Facility, see Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt. As of December 31, 2009, the outstanding balance of the Term Loan was $632.1 million. We have not entered into any interest rate hedging arrangements against this balance. A hypothetical increase of 1.00% in the underlying December 31, 2009 market interest rates would result in a potential reduction to twelve month future earnings of $6.3 million, pre-tax.

We have project debt outstanding at our International segment projects bearing interest at floating rates that could subject us to the risk of increased interest expense due to rising market interest rates, or an adverse change in fair value due to declining interest rates on fixed rate debt. Of our project debt, approximately $29.9 million was floating rate debt as of December 31, 2009. However, interest rate risk relating to the floating rate project debt is borne by the client communities because debt service is passed through to those clients under the contractual structure of their agreements.

Cash Conversion Option, Note Hedge and Contingent Interest related to the 3.25% Cash Convertible Senior Notes

During the three months ended June 30, 2009, we issued $460 million aggregate principal amount of 3.25% Cash Convertible Senior Notes (the “Notes”) due 2014. The Notes are convertible by the holders into cash only (the “Cash Conversion Option”), based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $18.55 per share) and only in certain limited circumstances.

In order to reduce our exposure to potential cash payments in excess of the principal amount of the Notes resulting from the Cash Conversion Option, we entered into two separate privately negotiated transactions with affiliates of certain of the initial purchasers of the Notes (the “Option Counterparties”). We purchased, for $112.4 million, cash settled call options on our common stock (the “Note Hedge”) initially correlating to the same number of shares as those initially underlying the Notes subject to generally similar customary adjustments, which have economic characteristics similar to those of the Cash Conversion Option embedded in the Notes. We sold, for $54.0 million, warrants (the “Warrants”) correlating to the same number of shares as those initially underlying the Notes, which are net share settled and could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The strike price of the Warrants is approximately $25.74 per share and is subject to customary adjustments.

The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. The fair value of the Cash Conversion Option was $128.6 million as of December 31, 2009. The Note Hedge is accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. The fair value of the Note Hedge was $123.5 million as of

December 31, 2009. The contingent interest features of the Notes are embedded derivative instruments. The fair value of the contingent interest features of the Notes was zero as of December 31, 2009.

We expect the gain or loss associated with changes to the valuation of the Note Hedge transactions to offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit spreads of the Option Counterparties. Our most significant credit exposure arises from the Note Hedge. The fair value of the Note Hedge reflects the maximum loss that would be incurred should the Option Counterparties fail to perform according to the terms of the Note Hedge agreement.

The Option Counterparties to our cash convertible note hedge transactions are financial institutions or affiliates of financial institutions, and we are subject to risks that these Option Counterparties default under these transactions. Our exposure to counterparty credit risk is not secured by any collateral.

For additional information related to the Notes, Cash Conversion Option, and Note Hedge, see Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt and Note 14. Derivative Instruments.

Contingent Interest related to the 1.00% Debentures

On January 31, 2007, we completed an underwritten public offering of $373.8 million aggregate principal amount of 1.00% Senior Convertible Debentures due 2027 (the “Debentures”). The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six-month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six-month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six-month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012 and the fair market value for the embedded derivative was zero as of December 31, 2009. For additional information related to the Credit Facilities, see Item 8. Financial Statements And Supplementary Data — Note 11. Long-Term Debt and Note 14. Derivative Instruments.

Foreign Currency Exchange Rate Risk

We have investments in energy projects in various foreign markets, including the Philippines, China, India and Bangladesh, and to a much lesser degree, Canada, United Kingdom, Ireland, Italy and Costa Rica. As we grow our business in other countries and enter new international markets, we expect to invest substantial amounts in foreign currencies to pay for the construction costs of facilities we develop, or for the cost to acquire existing businesses or assets. Currency volatility in those markets, as well as the effectiveness of any currency hedging strategies we may implement, may impact the amount we are required to invest in new projects and the financial returns on these projects, as well our reported results. At some projects, we have mitigated our currency risks by structuring our project contracts so that our revenues are adjusted in line with corresponding changes in currency rates. Therefore, only working capital and project debt denominated in other than a project entity’s functional currency are exposed to currency risks. At other projects, particularly at long-term construction projects, such as in Dublin, we have exposure to fluctuations in currency exchange rates, such as the Euro.

As of December 31, 2009, we had $31.1 million of project debt related to two heavy fuel-oil projects in India. For $27.9 million of the debt (related to project entities whose functional currency is the Indian rupee), exchange rate fluctuations were recorded as translation adjustments in other comprehensive income in equity in our consolidated balance sheets. The remaining $3.2 million of debt was denominated in U.S. dollars.

The potential loss in fair value for such financial instruments from a 10% adverse change in December 31, 2009 quoted foreign currency exchange rates would be approximately $2.8 million, pre-tax.

As of December 31, 2009, we also had net investments in foreign subsidiaries and projects. See Item 8. Financial Statements And Supplementary Data — Note 8. Equity Method Investments for further discussion.

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

Fixed Maturities

With respect to our insurance business, interest rate risk is the price sensitivity of fixed maturities to changes in interest rates. We view these potential changes in price within the overall context of asset and liability matching. We estimate the payout patterns of the liabilities, primarily loss reserves, of our insurance subsidiary to determine their duration. Duration targets are set for the fixed income portfolio after consideration of the duration of the liabilities that we believe mitigate the overall interest rate risk. Our exposure to interest rate risk is mitigated by the relative short-term nature of our insurance and other liabilities. The effective duration of the portfolio was 2.3 years and 1.6 years as of December 31, 2009 and 2008. We believe that the portfolio duration is appropriate given the relative short-tail nature of the auto programs and projected run-off of all other lines of business. A hypothetical 100 basis point increase in market interest rates would cause an approximate 2.2% decrease in the fair value of the portfolio while a hypothetical 100 basis point decrease would cause an approximate 1.0% increase in fair value. Credit risk is the price sensitivity of fixed maturities to changes in the credit quality of such investment. Our exposure to credit risk is mitigated by our investment in high quality fixed income alternatives.

Fixed maturities held by our insurance subsidiary include $5.2 million and $4.2 million of residential mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) as of December 31, 2009 and 2008, respectively. All MBS held by our insurance subsidiary were issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”) all of which are rated AAA by Moody’s Investors Services.

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

Equity Securities

Our insurance subsidiary’s investments in equity securities are generally limited to Fortune 500 companies with strong balance sheets, along with a history of dividend growth and price appreciation. As of December 31, 2009, equity securities represented 3% of our insurance company’s total investment portfolio. During 2009, the insurance subsidiary permanently impaired 3 equity securities for a total of $0.03 million. The impaired equity securities were primarily in the financial services sector.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Covanta Holding Corporation

We have audited the accompanying consolidated balance sheets of Covanta Holding Corporation (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covanta Holding Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company retroactively adopted an accounting standard relating to noncontrolling interests in consolidated financial statements and an accounting standard related to convertible debt instruments that may be settled in cash upon conversion. On January 1, 2009, the Company adopted the revised accounting standard for business combinations which is discussed in Note 1 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
February 22, 2010

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$919,604	$934,527	$864,396
Electricity and steam sales	580,248	660,616	498,877
Other operating revenues	50,615	69,110	69,814

Total operating revenues	1,550,467	1,664,253	1,433,087

OPERATING EXPENSES:
Plant operating expenses	946,166	999,674	801,560
Depreciation and amortization expense	202,872	199,488	196,970
Net interest expense on project debt	48,391	53,734	54,579
General and administrative expenses	109,235	97,016	82,729
Insurance recoveries, net of write-down of assets	—	(8,325)	—
Other operating expenses	47,968	66,701	60,639

Total operating expenses	1,354,632	1,408,288	1,196,477

Operating income	195,835	255,965	236,610

Other income (expense):
Investment income	4,007	5,717	10,578
Interest expense	(38,116)	(46,804)	(67,104)
Non-cash convertible debt related expense	(24,290)	(17,979)	(15,377)
Loss on extinguishment of debt	—	—	(32,071)

Total other expenses	(58,399)	(59,066)	(103,974)

Income before income tax expense and equity in net income from unconsolidated investments	137,436	196,899	132,636
Income tax expense	(50,044)	(84,561)	(24,483)
Equity in net income from unconsolidated investments	23,036	23,583	22,196

NET INCOME	110,428	135,921	130,349

Less: Net income attributable to noncontrolling interests in subsidiaries	(8,783)	(6,961)	(8,656)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$101,645	$128,960	$121,693

Weighted Average Common Shares Outstanding:
Basic	153,694	153,345	152,653

Diluted	154,994	154,732	153,997

Earnings Per Share:
Basic	$0.66	$0.84	$0.80

Diluted	$0.66	$0.83	$0.79

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(In thousands, except per share amounts)

ASSETS
Current:
Cash and cash equivalents	$433,683	$192,393
Restricted funds held in trust	131,223	175,093
Receivables (less allowances of $2,978 and $3,437)	306,631	243,791
Unbilled service receivables	37,692	49,468
Deferred income taxes	9,509	—
Prepaid expenses and other current assets	126,139	123,514

Total Current Assets	1,044,877	784,259
Property, plant and equipment, net	2,582,841	2,530,035
Investments in fixed maturities at market (cost: $27,500 and $26,620, respectively)	28,142	26,737
Restricted funds held in trust	146,529	149,818
Unbilled service receivables	37,389	44,298
Waste, service and energy contracts, net	380,359	223,397
Other intangible assets, net	84,610	83,331
Goodwill	202,996	195,617
Investments in investees and joint ventures	120,173	102,953
Other assets	306,366	139,544

Total Assets	$4,934,282	$4,279,989

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$7,027	$6,922
Current portion of project debt	191,993	198,034
Accounts payable	27,831	24,470
Deferred revenue	60,256	15,202
Accrued expenses and other current liabilities	217,721	215,046

Total Current Liabilities	504,828	459,674
Long-term debt	1,430,679	941,596
Project debt	767,371	880,336
Deferred income taxes	571,122	493,919
Waste and service contracts	101,353	114,532
Other liabilities	141,760	165,881

Total Liabilities	3,517,113	3,055,938

Commitments and Contingencies (Note 21)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 155,615 and 154,797 shares; outstanding 154,936 and 154,280 shares)	15,562	15,480
Additional paid-in capital	909,205	832,595
Accumulated other comprehensive income (loss)	7,443	(8,205)
Accumulated earnings	450,864	349,219
Treasury stock, at par	(68)	(52)

Total Covanta Holding Corporation stockholders’ equity	1,383,006	1,189,037

Noncontrolling interests in subsidiaries	34,163	35,014

Total Equity	1,417,169	1,224,051

Total Liabilities and Equity	$4,934,282	$4,279,989

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
		(In thousands)

OPERATING ACTIVITIES:
Net income	$110,428	$135,921	$130,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	202,872	199,488	196,970
Revenue contract levelization	(664)	(586)	(555)
Amortization of long-term debt deferred financing costs	5,272	3,684	3,841
Amortization of debt premium	(8,537)	(10,707)	(14,857)
Non-cash convertible debt related expense	24,290	17,979	15,377
Loss on extinguishment of debt	—	—	32,071
Provision for doubtful accounts	2,249	1,839	1,184
Stock-based compensation expense	14,220	14,750	13,448
Equity in net income from unconsolidated investments	(23,036)	(23,583)	(22,196)
Dividends from unconsolidated investments	11,310	19,459	24,250
Deferred income taxes	32,126	63,160	(688)
Other, net	6,859	3,809	(1,801)
Change in operating assets and liabilities, net of effects of acquisitions:
Change in restricted funds held in trust	17,823	29,481	5,493
Receivables	(2,922)	4,138	(36,084)
Unbilled service receivables	18,620	14,020	19,403
Accounts payable and accrued expenses	3,974	(38,450)	22,880
Other, net	(17,646)	(31,795)	(25,494)

Net cash provided by operating activities	397,238	402,607	363,591

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(265,644)	(73,393)	(110,465)
Proceeds from the sale of investment securities	6,838	20,295	15,057
Purchase of investment securities	(8,008)	(18,577)	(622)
Acquisition of noncontrolling interest in subsidiary	(23,700)	—	—
Purchase of equity interests	(8,938)	(18,503)	(11,199)
Purchase of property, plant and equipment	(73,619)	(87,920)	(85,748)
Property insurance proceeds	—	16,215	9,441
Acquisition of land use rights	—	(16,727)	—
Loans issued to client community to fund certain facility improvements, net of repayments	(11,191)	(8,233)	—
Other, net	(2,978)	(2,465)	3,626

Net cash used in investing activities	(387,240)	(189,308)	(179,910)

FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	460,000	—	949,907
Proceeds from issuance of warrants	53,958	—	—
Proceeds from borrowings on project debt	74,194	8,278	3,506
Proceeds from borrowings on revolving credit facility	—	—	30,000
Proceeds from the issuance of common stock, net	—	—	135,757
Principal payments on long-term debt	(6,591)	(6,877)	(1,181,130)
Principal payments on project debt	(257,331)	(187,800)	(164,167)
Payments of borrowings on revolving credit facility	—	—	(30,000)
Payments of long-term debt deferred financing costs	(14,275)	—	(18,324)
Purchase of convertible note hedge	(112,378)	—	—
Payment of interest rate swap termination costs	(11,144)	—	—
Payments of tender premiums on debt extinguishment	—	—	(33,016)
Increase in holding company restricted funds	—	—	6,660
Decrease in restricted funds held in trust	54,616	21,575	31,432
Proceeds from the exercise of options for common stock, net	560	262	812
Financings of insurance premiums, net	345	1,381	7,927
Distributions to partners of noncontrolling interests in subsidiaries	(11,004)	(7,061)	(7,699)

Net cash provided by (used in) financing activities	230,950	(170,242)	(268,335)

Effect of exchange rate changes on cash and cash equivalents	342	(70)	618

Net increase (decrease) in cash and cash equivalents	241,290	42,987	(84,036)
Cash and cash equivalents at beginning of period	192,393	149,406	233,442

Cash and cash equivalents at end of period	$433,683	$192,393	$149,406

Cash Paid for Interest and Income Taxes:
Interest	$90,559	$114,207	$146,677
Income taxes, net of refunds	$8,737	$20,934	$19,856

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Subsidiaries	Total
					(In thousands)

Balance as of December 31, 2006	147,657	$14,766	$619,685	$3,942	$100,775	157	$(16)	$42,681	$781,833
Shares issued in equity offering, net of costs	6,118	612	135,143						135,755
Stock-based compensation expense			13,448						13,448
Effect of adoption of accounting standard related to tax liabilities for uncertain tax positions					(2,209)				(2,209)
Effect of adoption of accounting standard related to convertible debt instruments that may be settled in cash upon conversion			56,051						56,051
Tax benefit related to exercise of stock options and vesting of restricted stock			200						200
Shares forfeited for terminated employees			3			27	(3)		—
Shares repurchased for tax withholdings for vested stock awards			(3,954)			175	(17)		(3,971)
Exercise of options to purchase common stock	113	11	801						812
Shares issued in non-vested stock award	393	39	(39)						—
Sale of noncontrolling interests in subsidiaries								(5,656)	(5,656)
Distributions to partners of noncontrolling interests in subsidiaries								(7,704)	(7,704)
Comprehensive income, net of income taxes:
Net income					121,693			8,656	130,349
Foreign currency translation				4,388				2,796	7,184
Pension and other postretirement plan unrecognized net gain, net of income tax expense of $5,100				9,446					9,446
Minimum pension liability adjustment, net of income tax benefit of $32				(59)					(59)
Net unrealized gain on available-for-sale securities, net of income tax expense of $383				712					712
Net unrealized loss on derivative instruments, net of income tax benefit of $1,144				(2,125)					(2,125)

Total comprehensive income				12,362	121,693			11,452	145,507

Balance as of December 31, 2007	154,281	15,428	821,338	16,304	220,259	359	(36)	40,773	1,114,066
Stock-based compensation expense			14,750						14,750
Shares forfeited for terminated employees			2			21	(2)		—
Shares repurchased for tax withholdings for vested stock awards			(3,705)			137	(14)		(3,719)
Exercise of options to purchase common stock	22	2	260						262
Shares issued in non-vested stock award	494	50	(50)						—
Deferred tax for noncontrolling interests in subsidiaries								374	374
Distributions to partners of noncontrolling interests in subsidiaries								(7,062)	(7,062)
Comprehensive income, net of income taxes:
Net income					128,960			6,961	135,921
Foreign currency translation				(10,481)				(6,032)	(16,513)
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $6,800				(13,218)					(13,218)
Minimum pension liability adjustment, net of income tax benefit of $217				(403)					(403)
Net unrealized loss on available-for-sale securities, net of income tax benefit of $219				(407)					(407)

Total comprehensive (loss) income				(24,509)	128,960			929	105,380

Balance as of December 31, 2008	154,797	15,480	832,595	(8,205)	349,219	517	(52)	35,014	1,224,051
Stock-based compensation expense			14,220						14,220
Issuance of Warrants			53,846						53,846
Shares forfeited for terminated employees			2			22	(2)		—
Shares repurchased for tax withholdings for vested stock awards			(1,909)			140	(14)		(1,923)
Exercise of options to purchase common stock	76	8	552						560
Shares issued in non-vested stock award	742	74	(74)						—
Purchase price allocation for noncontrolling interests								33,428	33,428
Acquisition of noncontrolling interests in subsidiaries			9,973					(33,492)	(23,519)
Distributions to partners of noncontrolling interests in subsidiaries								(11,004)	(11,004)
Comprehensive income, net of income taxes:
Net income					101,645			8,783	110,428
Foreign currency translation				5,892				1,434	7,326
Pension and other postretirement plan unrecognized net gain, net of income tax expense of $5,800				8,754					8,754
Minimum pension liability adjustment, net of income tax expense of $96				178					178
Net unrealized gain on available-for-sale securities, net of income tax expense of $444				824					824

Total comprehensive income				15,648	101,645			10,217	127,510

Balance as of December 31, 2009	155,615	$15,562	$909,205	$7,443	$450,864	679	$(68)	$34,163	$1,417,169

The accompanying notes are an integral part of the consolidated financial statements.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the Americas. As of December 31, 2009, we owned, had equity investments in, and/or operate 64 energy generation facilities, 56 of which are in the Americas and eight of which are located outside the Americas. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, four landfills, which we use primarily for ash disposal, and several waste transfer stations. Our reportable segments are Americas (formerly referred to as “Domestic”) and International. The Americas segment is comprised of waste and energy services operations primarily in the United States and Canada. The International segment is comprised of international waste and energy services.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the results of our operations, cash flows and financial position and of our majority-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

Equity Method of Investments

We use the equity method to account for our investments for which we have the ability to exercise significant influence over the operating and financial policies of the investee. Consolidated net income includes our proportionate share of the net income or loss of these companies. Such amounts are classified as “equity in net income from unconsolidated investments” in our consolidated financial statements. Investments in companies in which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. We monitor investments for other-than-temporary declines in value and make reductions when appropriate.

Revenue Recognition

Waste and Service Revenues — Revenues from waste and service agreements consist of the following:

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Electricity and Steam Sales — Revenue from the sale of electricity and steam are earned and recorded based upon output delivered and capacity provided at rates specified under contract terms or prevailing market rates net of amounts due to client communities under applicable service agreements. We account for certain long-term power contracts in accordance with accounting standards for revenue recognition of long-term power sales contracts which require that power revenues under these contracts be recognized as the lesser of (a) amounts billable under the respective contracts; or (b) an amount determinable by the kilowatt hours made available during the period multiplied by the estimated average revenue per kilowatt hour over the term of the contract. The determination of the lesser amount is to be made annually based on the cumulative amounts that would have been recognized had each method been applied consistently from the beginning of the contract. The difference between the amount billed and the amount recognized is included in other long-term liabilities.

Construction Revenues — Revenues under fixed-price construction contracts are recognized using the percentage-of-completion method, measured by the cost-to-cost method. Under this method, total contract costs are estimated, and the ratio of costs incurred to date to the estimated total costs on the contract is used to determine the percentage-of-completion. This method is used because we consider the costs incurred to be the best available measure of progress on these contracts. Construction revenues are recorded as other operating revenues in the consolidated statements of income. These contracts are typically signed in conjunction with agreements to operate the project constructed and are therefore multiple element arrangements. The contractual price of the undelivered service element has been determined to be its fair value.

Renewable Energy Credits

Renewable Energy Credits (“REC”) represent saleable and tradable environmental commodities. One REC represents the renewable energy attributes created when one megawatt hour of electricity is produced from an eligible renewable energy source. The REC is recognized at fair value as a reduction to plant operating expense in the consolidated statements of income and as an intangible asset within other current assets in the consolidated balance sheets on the date the renewable energy is generated. The fair value amount recognized is reduced by a valuation allowance for those RECs which management believes will ultimately be sold at below market or depressed market prices. As the RECs are delivered, the intangible asset is relieved. Fair values for the RECs are based on prices established by executed contracts, pending contracts or management estimates of current market prices.

Pass Through Costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal, and certain chemical costs. These costs are recorded net of municipal client reimbursements in our consolidated financial statements. Total pass through costs for the years ended December 31, 2009, 2008 and 2007 were $72.1 million, $65.6 million, and $63.1 million, respectively.

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

During the periods covered by the consolidated financial statements, we filed a consolidated Federal income tax return, which included all eligible United States subsidiary companies. Foreign subsidiaries were taxed according to regulations existing in the countries in which they do business. Our subsidiary, Covanta Lake II, Inc. has not been a member of any consolidated tax group since February 20, 2004, however the income taxes recorded for this subsidiary are recorded in our consolidated financial statements. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts, which are excluded from our consolidated financial statements, however certain related tax attributes are recorded in our consolidated financial statements since they are part of our federal tax return. For additional information, see Note 16. Income Taxes.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with accounting standards for share-based awards to employees which requires entities to recognize compensation expense for these awards. The cost for equity-based stock awards is expensed based on their grant date fair value. For additional information, see Note 18. Stock-Based Award Plans.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value.

Investments

The insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Investment securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Changes in fair value are credited or charged directly to Accumulated Other Comprehensive Income (“AOCI”) in the consolidated statements of equity as unrealized gains or losses, respectively. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Realized gains and losses are recognized in the consolidated statements of income based on the amortized cost of fixed maturities and cost basis for equity securities on the date of trade, subject to any previous adjustments for other-than-temporary declines. Other investments, such as investments in companies in which we do not have the ability to exercise significant influence, are carried at the lower of cost or estimated realizable value. For additional information, see Note 13. Financial Instruments.

Restricted Funds Held in Trust

Restricted funds held in trust are primarily amounts received by third party trustees relating to certain projects we own which may be used only for specified purposes. We generally do not control these accounts. They primarily include debt service reserves for payment of principal and interest on project debt, and deposits of revenues received with respect to projects prior to their disbursement, as provided in the relevant indenture or other agreements. Such funds are invested principally in money market funds, bank deposits and certificates of deposit, United States treasury bills and notes, and United States government agency securities. Restricted fund balances are as follows (in thousands):

	As of December 31,
	2009		2008
	Current	Noncurrent	Current	Noncurrent

Debt service funds	$73,406	$101,376	$103,371	$97,761
Revenue funds	13,061	—	25,105	—
Other funds	44,756	45,153	46,617	52,057

Total	$131,223	$146,529	$175,093	$149,818

Restricted Funds — Other

As of December 31, 2009 and 2008, we had $26.3 million and $20.4 million, respectively, in restricted accounts to pay for certain taxes which may be due relating to Covanta Energy’s bankruptcy, which occurred prior to its acquisition by us, and that are estimated to be paid in the future and for surety and bail bond collateral related to our insurance subsidiary. Such funds are invested principally in money market funds, bank deposits and certificates of deposit. Funds held in these restricted accounts are not available for general corporate purposes.

Deferred Financing Costs

As of December 31, 2009 and 2008, we had $24.1 million and $13.7 million, respectively, of net deferred financing costs recorded on the consolidated balance sheets. These costs were incurred in connection with our various financing arrangements. These costs are being amortized using the effective interest rate method over the expected period that the related financing is to be outstanding.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Revenue

Deferred revenue consisted of the following (in thousands):

	As of December 31,
	2009		2008
	Current	Noncurrent	Current	Noncurrent

Advance billings to municipalities	$10,265	$—	$8,333	$—
Unearned insurance premiums	2,105	—	1,587	—
Other	47,886	3,681	5,282	4,345

Total	$60,256	$3,681	$15,202	$4,345

Advance billings to various customers are billed one or two months prior to performance of service and are recognized as income in the period the service is provided. Other current deferred revenue related primarily to pre-construction billings for the expansion project at our Honolulu, Hawaii energy-from-waste facility. Noncurrent deferred revenue relates to electricity contract levelization and is included in other noncurrent liabilities in the consolidated balance sheets.

Property, Plant and Equipment

Property, plant, and equipment acquired from acquisitions were recorded at our estimate of their fair values on the date of the acquisition. Additions, improvements and major expenditures are capitalized if they increase the original capacity or extend the remaining useful life of the original asset more than one year. Maintenance repairs and minor expenditures are expensed in the period incurred. Depreciation is computed using the straight-line method over the estimated remaining useful lives of the assets, which range up to 36 years for energy-from-waste facilities. The original useful lives generally range from three years for computer equipment to 50 years for components of energy-from-waste facilities. Leaseholds improvements are depreciated over the remaining life of the lease or the asset, whichever is shorter. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of income.

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations, we recognize a legal liability for asset retirement obligations when it is incurred which is generally upon acquisition, construction, or development. Our legal liabilities include closure and post-closure costs for landfill cells and site restoration for certain energy-from-waste and power producing sites. We principally determine the liability using internal estimates of the costs using current information, assumptions, and interest rates, but also use independent appraisals as appropriate to estimate costs. When a new liability for asset retirement obligation is recorded, we capitalize the cost of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. We recognize period-to-period changes in the liability resulting from revisions to the timing or the amount of the original estimate of the undiscounted cash flows. Any changes are incorporated into the carrying amount of the liability and will result in an adjustment to the amount of asset retirement cost allocated to expense in subsequent periods. Our asset retirement obligation is presented as follows (in thousands):

	As of December 31,
	2009	2008

Beginning of period asset retirement obligation	$27,529	$25,520
Accretion expense	2,184	1,998
Deductions(1)	(595)	(1,565)
Additions(2)	212	1,576

End of period asset retirement obligation	$29,330	$27,529
Less: current portion	(3,254)	(1,618)

Asset retirement obligation	$26,076	$25,911

(1)	Deductions in 2009 and 2008 related to expenditures and settlements of the asset retirement obligation liability, net revisions based on current estimates of the liability and revised expected cash flows and life of the liability.

(2)	Additions in 2009 related primarily to foreign currency translation adjustments for asset retirement obligations for one of our Indian facilities and purchase price allocations for asset retirement obligations for an energy-from-waste facility acquired in Pennsylvania in 2009. Additions in 2008 related primarily to purchase price allocations for asset retirement

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligations for the ash landfill acquired in Massachusetts in 2008, offset by purchase price allocation adjustments for the two biomass energy facilities acquired in California in 2007. See Note 3. Acquisitions, Business Development and Dispositions.

Amortization of Waste, Service and Energy Contracts and Intangible Assets

Our waste, service and energy contracts are intangible assets related to long-term operating contracts at acquired facilities. Intangible assets and liabilities, as well as lease interest, renewable energy credits and other indefinite-lived assets, are recorded at their estimated fair market values based primarily upon discounted cash flows in accordance with accounting standards related to business combinations. See Note 6. Amortization of Waste, Service and Energy Contracts and Note 7. Other Intangible Assets and Goodwill.

Impairment of Goodwill, Other Intangibles and Long-Lived Assets

We evaluate goodwill and indefinite-lived intangible assets not subject to amortization for impairment on an annual basis, or more frequently if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount, in accordance with accounting standards related to goodwill and other intangible assets. Fair value is generally determined utilizing a discounted cash flow approach, based on management’s best estimate of the highest and best use of future waste and service revenues, electricity revenues and operating expenses, discounted at an appropriate market participant risk adjusted rate.

The evaluation of goodwill requires a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to its carrying value. If the carrying value of the reporting unit exceeds the fair value, the reporting unit’s goodwill is compared to its implied value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied value, an impairment charge is recognized to reduce the carrying value to the implied value.

For indefinite-lived intangible assets, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized to reduce the carrying value of the asset to its fair value.

Intangible and other long-lived assets such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate its carrying value may not be recoverable over their estimated useful life. In reviewing for impairment, we compare the carrying value of the relevant assets to their estimated undiscounted future cash flows. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment charge is recognized to reduce the asset’s carrying value to their fair value.

There were no impairment charges recognized related to our evaluation of goodwill, indefinite-lived intangible assets, intangible assets or other long-lived assets for the years ended December 31, 2009, 2008 and 2007.

Business Combinations

In accordance with accounting standards in effect prior to December 31, 2008, we allocated acquisition purchase prices to identified intangibles assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Any excess of the net fair value of assets acquired and liabilities assumed over the purchase price was applied on a pro-rata basis to reduce the carrying value of certain assets acquired.

We adopted recent accounting standards for business combinations which were effective for business combinations for which the acquisition date is on or after January 1, 2009. We recognize and measure the assets acquired and liabilities assumed in the transaction including any noncontrolling interest of the acquired entity; recognize and measure any goodwill acquired or gain resulting from a bargain purchase; establish the acquisition-date fair value based on the highest and best use by market participants for the asset as the measurement objective; and disclose information needed to evaluate and understand the nature and financial effect of the business combination. Other significant changes include: we expense direct transaction costs as incurred; capitalize in-process research and development costs, if any; and record a liability for contingent consideration at the measurement date with subsequent remeasurement recognized in the results of operations. Any costs for business restructuring and exit activities related to the acquired company are included in the post-combination results of operations. Tax adjustments for business combinations, if any, previously recorded will be recognized in the results of operations.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income

AOCI, in the consolidated statements of equity, includes unrealized gains and losses excluded from the consolidated statements of income. These unrealized gains and losses consist of unrecognized gains or losses on our pension and other postretirement benefit obligations, foreign currency translation adjustments, unrealized gains or losses on securities classified as available-for-sale, and net unrealized gains and losses on interest rate swaps.

Derivative Instruments

We recognize derivative instruments on the balance sheet at their fair value. For additional information, see Note 14. Derivative Instruments.

Foreign Currency Translation

For foreign operations, assets and liabilities are translated at year-end exchange rates and revenues and expenses are translated at the average exchange rates during the year. Gains and losses resulting from foreign currency translation are included in the consolidated statements of equity as a component of AOCI. Currency transaction gains and losses are recorded in other operating expenses in the consolidated statements of income.

Pension and Postretirement Benefit Obligations

Our pension and other postretirement benefit plans are accounted for in accordance with accounting standards for defined benefit pension and other postretirement plans which require costs and the related obligations and assets arising from the pension and other postretirement benefit plans to be accounted for based on actuarially-determined estimates. For additional information, see Note 17. Employee Benefit Plans.

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

The following table summarizes the activity in the insurance subsidiaries’ liability for unpaid losses and LAE (in thousands):

	As of December 31,
	2009	2008	2007

Net unpaid losses and LAE at beginning of year	$20,207	$22,400	$25,712
Incurred, net, related to:
Current year	12,364	7,272	6,398
Prior years	3,271	1,818	1,492

Total net incurred	15,635	9,090	7,890
Paid, net, related to:
Current year	(6,996)	(4,361)	(3,905)
Prior years	(5,370)	(6,982)	(7,357)

Total net paid	(12,366)	(11,343)	(11,262)
Plus: Increase in allowance for reinsurance recoverable on unpaid losses	60	60	60
Less: Effect of deconsolidation of subsidiary	(1,169)	—	—

Net unpaid losses and LAE at end of year	22,367	20,207	22,400
Plus: Reinsurance recoverable on unpaid losses	12,325	9,155	10,036

Gross unpaid losses and LAE at end of year	$34,692	$29,362	$32,436

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets or liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include useful lives of long-lived assets, asset retirement obligations, unbilled service receivables, renewable energy credits, stock-based compensation, purchase accounting allocations, cash flows and taxable income from future operations, unpaid losses and LAE, allowances for uncollectible receivables, and liabilities related to pension obligations, and for workers’ compensation, severance and certain litigation.

Reclassifications

Certain prior period amounts have been reclassified in the financial statements to conform to the current period presentation. See Note 23. Adoption of New Accounting Pronouncements.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent accounting standards issued by the Financial Accounting Standards Board (“FASB”):

Subject	Summary	Effect of Adoption

Multiple Deliverable Element Arrangements — effective January 1, 2011	Provides amendments to criteria for separating consideration in multiple element arrangements. As a result, multiple deliverable arrangements will be separate in more circumstances than in existing U.S. GAAP.	We are currently evaluating the potential effects of this standard on our consolidated financial statements.

Redeemable Equity Instruments — effective January 1, 2010	Preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer.	No expected impact.

Consolidation of Variable Interest Entities — effective January 1, 2010	Requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.	No expected impact.

The following is a summary of the effects of new accounting pronouncements adopted in 2009:

Effective January 1, 2009, we adopted an accounting standard related to noncontrolling interests in consolidated financial statements. The primary effect of the adoption of this standard was the presentation of minority interests (now called “noncontrolling interests in subsidiaries”) in the consolidated financial statements for all years presented.

Effective January 1, 2009, we adopted an accounting standard related to convertible debt instruments that may be settled in cash upon conversion. This accounting standard was effective for our Debentures and required retrospective application as of and for the years ended December 31, 2008 and 2007. The primary effect of the adoption of this standard was to separately account for the liability and equity components of the instrument and accrete the resultant debt discount over the expected life of the Debentures. See Note 11. Long-Term Debt.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The consolidated statements of income and consolidated balance sheets were retroactively restated as follows (amounts in thousands, except per share amounts):

	For the Years Ended
	December 31, 2008		December 31, 2007
	As Reported	As Adjusted	As Reported	As Adjusted

Non-cash convertible debt interest expense	$—	$(17,979)	$—	$(15,377)
Total other expenses	$(41,087)	$(59,066)	$(88,597)	$(103,974)
Income before income tax expense and equity in net income from unconsolidated investments	$214,878	$196,899	$148,013	$132,636
Income tax expense	$(92,227)	$(84,561)	$(31,040)	$(24,483)
NET INCOME	$139,273	$135,921	$130,513	$130,349
NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	N/A	$128,960	N/A	$121,693
Earnings Per Share:
Basic	$0.91	$0.84	$0.85	$0.80
Diluted	$0.90	$0.83	$0.85	$0.79

	As of December 31, 2008
	As Reported	As Adjusted

Long-term debt — noncurrent	$1,005,965	$941,596
Deferred income taxes	$466,468	$493,919
Total Liabilities	$3,092,856	$3,055,938
Additional paid-in capital	$776,544	$832,595
Accumulated earnings	$368,352	$349,219
Total Stockholders’ Equity	$1,152,119	N/A
Total Covanta Holding Corporation stockholders’ equity	N/A	$1,189,037
Total Equity	N/A	$1,224,051

NOTE 3.	ACQUISITIONS, BUSINESS DEVELOPMENT AND DISPOSITIONS

Our growth strategy includes the acquisition of waste and energy related businesses located in markets with significant growth opportunities and the development of new projects and expansion of existing projects. We will also consider acquiring or developing new technologies and businesses that are complementary with our existing renewable energy and waste services business. We adopted recent accounting standards for business combinations which were effective for business combinations for which the acquisition date was on or after January 1, 2009. The results of operations reflect the period of ownership of the acquired businesses, business development projects and dispositions. The acquisitions in the section below are not material to our consolidated financial statements individually or in the aggregate and therefore, disclosures of pro forma financial information have not been presented.

Acquisitions and Business Development

Americas

Honolulu Energy-from-Waste Facility

We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facilities waste processing capacity from 2,160 tons per day (“tpd”) to 3,060 tpd and to increase gross electricity capacity from 57 megawatts (“MW”) to 90 MW. The agreements also extend the contract term by 20 years. The $302 million expansion project is a fixed-price construction contract which will be funded and owned by the City and County of Honolulu. Environmental and other project-related permits have been received and expansion construction has commenced.

Veolia Energy-from-Waste Businesses

In August 2009, we acquired six energy-from-waste businesses and one transfer station business from Veolia Environmental Services North America Corp. (“Veolia EfW Acquisition”). The acquired businesses have a combined capacity of 6,600 tpd and are located in New York, Pennsylvania, California and Canada. Each of the operations acquired includes a long-term operating contract with the respective municipal client. Five of the energy-from-waste facilities and the transfer station are publicly-owned facilities. In August 2009, we also acquired a majority ownership stake in one of the

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

energy-from-waste facilities and on November 24, 2009, we completed the acquisition of the remaining ownership stake in that facility for cash consideration of $23.7 million.

The six energy-from-waste businesses and one transfer station business acquired in August 2009 were purchased for $259.3 million, including $11.2 million of cash and cash equivalents. In August 2009, we paid cash consideration of $245.3 million and in December 2009, we paid the remaining cash consideration of $14.0 million, which was held in escrow, pending final resolution of certain tax withholding matters. The consideration is subject to certain post-closing adjustments. The preliminary purchase price allocation included $138.9 million of property, plant and equipment, $199.3 million of intangible assets related to long-term operating contracts at each acquired Veolia business except for the facility we now own 100% and $70.6 million of assumed debt. The acquired intangible assets will be amortized over an average remaining useful facility life of 29 years. The preliminary purchase price allocation of the businesses acquired in August 2009, which included no goodwill, was based on estimates and assumptions, any changes to which could affect the reported amounts of assets and liabilities resulting from this acquisition.

In addition, we completed the acquisition transaction with Veolia Environmental Services North America Corp. by acquiring the 3,000 tpd energy-from-waste business in Miami-Dade, Florida in February 2010. This acquired business includes a long-term operating contract for this publicly-owned energy-from-waste facility with the Miami-Dade County in Florida. See Note 23. Subsequent Events.

Detroit Michigan Energy-from-Waste Facility

On June 30, 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tpd energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired. Effective June 30, 2009, we entered into the following transactions, which extended our interest in the Detroit Facility:

•	A newly-formed Covanta subsidiary purchased an undivided 30% owner-participant interest in the Detroit Facility and final working capital for total cash consideration of $7.9 million.
•	We entered into an operating and maintenance agreement with owners of the Detroit Facility, pursuant to which we will operate, maintain and provide certain other services for a term of one year. Under this agreement, we will earn a fixed fee and pass through to the owners of the Detroit Facility (or pay from the project revenues) all expenses associated with operations and maintenance of the facility. After paying all expenses, excess net revenues flow to the owners.
•	The project company entered into a waste disposal agreement with GDRRA pursuant to which we will dispose of the waste of the City of Detroit for a term of at least one year. The term of the waste disposal agreement will automatically renew for successive one year terms unless either party provides advance written notice of termination in accordance with the provisions thereof. In addition, as an owner-participant we have the right, on one or more occasions, to call upon GDRRA to deliver the waste of the City of Detroit to the Detroit Facility at market-based rates. The call right continues for the duration of the agreements which expire in 2035.

We have entered into a new short-term steam agreement for the Detroit Facility which expires in February 2010 while negotiations continue regarding a long-term steam agreement. Securing a long-term steam agreement with appropriate pricing is important for the long-term economic viability of the Detroit Facility.

Stanislaus County, California Energy-from-Waste Facility

On May 18, 2009, our service fee contract with Stanislaus County was extended from 2010 to 2016.

Philadelphia Transfer Stations

On May 1, 2009, we acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania for cash consideration of $17.5 million, inclusive of final working capital adjustments. The final purchase price allocation included $5.9 million of identifiable intangible assets related primarily to customer relationships and goodwill of $1.3 million.

Maine Biomass Energy Facilities

On December 22, 2008, we acquired Indeck Maine, LLC which owned and operated two biomass energy facilities. The two nearly identical facilities, located in West Enfield and Jonesboro, Maine, added a total of 49 MW to our renewable energy portfolio. We sell the electric output and renewable energy credits from these facilities into the New England market.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We acquired these two facilities for cash consideration of $53.4 million, net of cash acquired, inclusive of final working capital adjustments. There were no amounts allocated to goodwill or other intangible assets in the final purchase price allocation.

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

Indianapolis Energy-from-Waste Facility

On July 25, 2008, we entered into a new tip fee contract with the City of Indianapolis, Indiana for a term of 10 years which commenced upon expiration of the existing service fee contract in December 2008. This contract represents approximately 50% of the facility’s capacity.

Tulsa Energy-from-Waste Facility

On June 2, 2008, we acquired an energy-from-waste facility in Tulsa, Oklahoma for cash consideration of $12.7 million. The design capacity of the facility is 1,125 tpd of waste and gross electric capacity of 16.5 MW. This facility was shut down by the prior owner in the summer of 2007 and we returned two of the facility’s three boilers to service in November 2008. In 2009, we entered into a new tip fee agreement with the City of Tulsa which expires in 2012 and a new steam contract for a term of 10 years which expires in 2019.

Peabody Landfill

On May 20, 2008, we acquired a landfill for the disposal of ash in Peabody, Massachusetts for cash consideration of $7.4 million.

Alternative Energy Technology Development

We have entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Licensing fees and demonstration unit purchases aggregated $4.7 million and $6.5 million during the years ended December 31, 2009 and 2008, respectively.

Harrisburg Energy-from-Waste Facility

In February 2008, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we have a right of first refusal to purchase the facility. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, which are expected to be completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We have advanced $20.7 million, of which $19.4 million is outstanding as of December 31, 2009 under this funding arrangement. Current installment repayments of the advance have been received. However, due to the precarious financial condition of the City of Harrisburg, its substantial obligations, and its reported consideration of various future options (including seeking bankruptcy protection), we intend to closely monitor the situation and work with the City of Harrisburg and other stakeholders, to maintain our position in the project and recover our advance.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lee County Energy-from-Waste Facility

In December 2007, we completed the expansion and commenced the operation of the expanded energy-from-waste facility located in and owned by Lee County, Florida. We expanded waste processing capacity from 1,200 tpd to 1,836 tpd and increased gross electricity capacity from 36.9 MW to 57.3 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension expiring in 2024.

Pacific Ultrapower Chinese Station, California

On October 18, 2007, we acquired an additional 5% ownership interest in our subsidiary Pacific Ultrapower Chinese Station, a biomass energy facility located in California for less than $1 million in cash, increasing our ownership interest to a majority interest of 55%. Although we have acquired majority interest, we do not have the ability to exercise control over the operating and financial policies of the investee and therefore, we continue to account for this investment under the equity method.

Massachusetts Energy-from-Waste Facilities and Transfer Stations

On October 1, 2007, we acquired the operating businesses of EnergyAnswers Corporation for cash consideration of $41 million. We also assumed net debt of $21 million ($23 million of consolidated indebtedness net of $2 million of restricted funds held in trust). These businesses include a 400 tpd energy-from-waste facility in Springfield, Massachusetts and a 240 tpd energy-from-waste facility in Pittsfield, Massachusetts. Approximately 75% of waste revenues are contracted for these facilities. We subsequently sold certain assets acquired in this transaction for a total consideration of $5.8 million during the fourth quarter of 2007 and the first quarter of 2008. The purchase price allocation included $9.6 million of goodwill.

Westchester Transfer Stations

On October 1, 2007, we acquired two waste transfer stations in Westchester County, New York for cash consideration of $7.3 million. The purchase price allocation included $1.5 million of goodwill.

California Biomass Energy Facilities

On July 16, 2007, we acquired Central Valley Biomass Holdings, LLC (“Central Valley”). Under the terms of the purchase agreement, we paid cash consideration of $51 million plus $5 million in cash related to post-closing adjustments and transaction costs. Central Valley owns two biomass energy facilities and a biomass energy fuel management business, which are all located in California. In addition, we invested $8 million prior to December 31, 2007, and $11 million during the year ended December 31, 2008 in capital improvements to significantly increase the facilities’ productivity and improve environmental performance. These capital improvements were completed by September 30, 2008. The purchase price allocation included $23.2 million of goodwill.

Holliston Transfer Station

On April 30, 2007, we acquired a waste transfer station in Holliston, Massachusetts for cash consideration of $7.5 million. In addition, we invested $4.2 million prior to December 31, 2007 and $1.0 million during the year ended December 31, 2008 in capital improvements to enhance the environmental and operational performance of the transfer station.

Hempstead Energy-from-Waste Facility

We entered into a new tip fee contract with the Town of Hempstead, New York for a term of 25 years which commenced upon expiration of the previous contract in August 2009. This contract provides approximately 50% of the facility’s waste capacity. We also entered into new tip fee contracts with other customers that expire between February 2011 and December 2014. These contracts provide an additional 40% of the facility’s waste capacity.

Hillsborough County Energy-from-Waste Facility

We designed, constructed, and now operate and maintain the 1,200 tpd mass-burn energy-from-waste facility located in and owned by Hillsborough County, Florida. In 2005, we entered into agreements with Hillsborough County to implement a

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

600 tpd expansion of this energy-from-waste facility, and to extend the agreement under which we operate the facility through 2027. During the third quarter of 2009, acceptance testing was successfully completed and commercial operation commenced.

International

China Joint Ventures and Energy-from-Waste Facilities

On March 24, 2009, Taixing Covanta Yanjiang Cogeneration Co., Ltd. of which we own 85%, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The project company has obtained Rmb 165 million in project financing which, together with available cash from existing operations will fund construction costs. The Taixing project commenced construction in late 2009.

On April 2, 2008, our project joint venture with Chongqing Iron & Steel Company (Group) Limited received an award to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality, in Sichuan Province, People’s Republic of China. On June 25, 2008, the project’s 25 year waste concession agreement was executed. In connection with this project, we invested $17.1 million for a 49% equity interest in the project company. Construction of the facility has commenced and operation is expected to begin in 2011. The project company has obtained financing for Rmb 480 million for the project, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Limited, until the project has been constructed and for one year after operations commence.

On April 25, 2007, we purchased a 40% equity interest in Chongqing Sanfeng Environmental Industry Co., Ltd. (“Sanfeng”), a company located in Chongqing Municipality, People’s Republic of China. The company, which was renamed Chongqing Sanfeng Covanta Environmental Industry Co., Ltd., owns minority equity interests in two 1,200 metric tpd 24 MW mass-burn energy-from-waste projects (Fuzhou project and Tongqing project). We made an initial cash payment of $10 million in connection with our investment in Sanfeng.

Dublin Joint Venture

On September 6, 2007, we entered into definitive agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of €350 million. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. Dublin Waste to Energy Limited has a 25 year tip fee type contract to provide disposal service for 320,000 metric tons of waste annually. The project is expected to sell electricity into the local electricity grid. A portion of the electricity is expected to be eligible for a preferential renewable tariff. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project. We expect to fund construction through existing sources of liquidity, and effect project financing as the project progresses. The primary approvals and licenses for the project have been obtained and construction commenced in December 2009.

Dispositions

In December 2007, we entered into a joint venture with Guangzhou Development Power Investment Co., Ltd. (“GDPI”) which develops energy-from-waste projects in Guangdong Province, People’s Republic of China. We held a 40% equity interest in the joint venture entity, Guangzhou Development Covanta Environmental Energy Co., Ltd (“GDC Environmental Energy”). In December 2009, we completed the termination of the joint venture with GDPI and sold our 40% equity interest in the joint venture entity, GDC Environmental Energy, at book value to an affiliate of GDPI for $1.2 million.

On September 13, 2007, we completed the sale of the Linan coal facility in China for $2.3 million and recorded a pre-tax gain of $1.7 million in other operating income in our consolidated statements of income.

NOTE 4.	EARNINGS PER SHARE AND EQUITY

Earnings Per Share

Per share data is based on the weighted average number of outstanding shares of our common stock, par value $0.10 per share, during the relevant period. Basic earnings per share are calculated using only the weighted average number of

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	For the Years Ended December 31,
	2009	2008	2007

Net income attributable to Covanta Holding Corporation	$101,645	$128,960	$121,693

Basic earnings per share:
Weighted average basic common shares outstanding	153,694	153,345	152,653

Basic earnings per share	$0.66	$0.84	$0.80

Diluted earnings per share:
Weighted average basic common shares outstanding	153,694	153,345	152,653
Dilutive effect of stock options	433	649	620
Dilutive effect of restricted stock	867	738	724
Dilutive effect of convertible debentures	—	—	—
Dilutive effect of warrants	—	—	—

Weighted average diluted common shares outstanding	154,994	154,732	153,997

Diluted earnings per share	$0.66	$0.83	$0.79

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	1,975	1,983	1,745

Restricted stock awards excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—

Warrants excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	24,803	—	—

On May 22, 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (“Notes”). These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of the warrants. As of December 31, 2009, the warrants did not have a dilutive effect on earnings per share. See Note 11. Long-Term Debt for a description of the Notes.

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027 (“Debentures”), which are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. The Debentures did not have a dilutive effect on earnings per share for any of the years ended December 31, 2009, 2008 and 2007. See Note 11. Long-Term Debt for a description of the Debentures.

Equity

During the year ended December 31, 2009, we granted 742,003 restricted stock awards. For information related to stock-based award plans, see Note 18. Stock-Based Award Plans.

During the year ended December 31, 2009 and 2008, we repurchased 139,762 shares and 137,015 shares, respectively, of our common stock in connection with tax withholdings for vested stock awards.

As of December 31, 2009, there were 155,615,165 shares of common stock issued of which 154,936,092 were outstanding; the remaining 679,073 shares of common stock issued but not outstanding were held as treasury stock as of December 31, 2009.

The following represents shares of common stock reserved for future issuance:

As of December 31,
2009

Shares available for issuance under equity plans	9,082,570

As of December 31, 2009, there were 10,000,000 shares of preferred stock authorized, with none issued or outstanding. The preferred stock may be divided into a number of series as defined by our Board of Directors. The Board of Directors are authorized to fix the rights, powers, preferences, privileges and restrictions granted to and imposed upon the preferred stock upon issuance.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2008, we announced that our Board of Directors authorized the purchase of up to $30 million of our common stock in order to respond opportunistically to volatile market conditions. The share repurchases, if any, may take place from time to time based on market conditions and other factors. The authorization is expected to continue only for so long as recent volatile market conditions persist. During the year ended December 31, 2009 and 2008, we did not repurchase shares of our common stock under this program.

NOTE 5.	FINANCIAL INFORMATION BY BUSINESS SEGMENTS

Our reportable segments are Americas and International. The Americas segment was formerly referred to as the “Domestic” segment. We acquired an energy-from-waste project in Canada as part of the Veolia EfW Acquisition and have renamed the Domestic segment to Americas, which is comprised of waste and energy services operations primarily in the United States and Canada. The International segment is comprised of waste and energy services operations in other markets, currently the United Kingdom, Ireland, Italy, China, The Philippines, India, and Bangladesh. The results of our reportable segments are as follows (in thousands):

	Reportable Segments
	Americas	International	All Other(1)	Total

Year Ended December 31, 2009:
Operating revenues	$1,346,217	$184,773	$19,477	$1,550,467
Depreciation and amortization	194,925	7,834	113	202,872
Operating income (loss)	194,753	5,305	(4,223)	195,835
As of December 31, 2009:
Total assets (includes goodwill of $203.0 million in the Americas segment)	$4,480,484	$249,143	$204,655	$4,934,282
Capital additions	59,958	13,483	178	73,619
Year Ended December 31, 2008:
Operating revenues	$1,371,431	$279,966	$12,856	$1,664,253
Depreciation and amortization	190,659	8,751	78	199,488
Operating income (loss)	255,007	3,061	(2,103)	255,965
As of December 31, 2008:
Total assets (includes goodwill of $195.6 million in the Americas segment)	$3,975,740	$239,582	$64,667	$4,279,989
Capital additions	85,770	2,082	68	87,920
Year Ended December 31, 2007:
Operating revenues	$1,245,617	$177,217	$10,253	$1,433,087
Depreciation and amortization	187,875	8,998	97	196,970
Operating income (loss)	220,092	20,183	(3,665)	236,610
As of December 31, 2007:
Total assets (includes goodwill of $127.0 million in the Americas segment)	$4,007,621	$257,481	$103,397	$4,368,499
Capital additions	84,983	528	237	85,748

(1)	All other is comprised of our insurance subsidiaries’ operations and the financial results of the holding company.

Our operations are principally in the United States. Operations outside of the United States are primarily in Asia, with some projects in Europe and Latin America. See the list of projects for the Americas segment and International segment in Item 1. Business. A summary of revenues and total assets by geographic area is as follows (in thousands):

	Americas	India	Other International	Total

Operating Revenues:
Year Ended December 31, 2009	$1,365,694	$163,403	$21,370	$1,550,467
Year Ended December 31, 2008	$1,384,287	$259,923	$20,043	$1,664,253
Year Ended December 31, 2007	$1,255,870	$157,405	$19,812	$1,433,087
Total Assets:
As of December 31, 2009	$4,596,531	$60,352	$277,399	$4,934,282
As of December 31, 2008	$3,975,365	$65,766	$238,858	$4,279,989

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6.	AMORTIZATION OF WASTE, SERVICE AND ENERGY CONTRACTS

Waste, Service and Energy Contracts

Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their remaining useful lives, which average approximately 19 years for the waste, service and energy intangible contract assets and 8 years for the waste and service intangible contract liabilities.

Waste, Service and Energy contracts consisted of the following (in thousands):

		As of December 31, 2009			As of December 31, 2008
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net

Waste, service and energy contracts (asset)	1 — 38 years	$608,122	$227,763	$380,359	$406,556	$183,159	$223,397
Waste and service contracts (liability)	1 — 13 years	$(156,705)	$(55,352)	$(101,353)	$(156,705)	$(42,173)	$(114,532)

The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of December 31, 2009 included or expected to be included in our statements of income for each of the years indicated (in thousands):

	Waste, Service and	Waste and Service
	Energy Contracts	Contracts
	(Amortization Expense)	(Contra-Expense)

Year ended December 31, 2009	$44,604	$(13,179)

2010	$36,870	$(12,721)
2011	33,747	(12,408)
2012	31,654	(12,412)
2013	28,043	(12,390)
2014	25,479	(12,500)
Thereafter	224,566	(38,922)

Total	$380,359	$(101,353)

NOTE 7.	OTHER INTANGIBLE ASSETS AND GOODWILL

Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

		As of December 31, 2009			As of December 31, 2008
		Gross			Gross
		Carrying	Accumulated		Carrying	Accumulated
	Useful Life	Amount	Amortization	Net	Amount	Amortization	Net

Lease interest and other	9 — 20 years	$79,338	$13,994	$65,344	$73,848	$10,739	$63,109
Landfill	4 years	17,985	9,460	8,525	17,985	7,329	10,656

Total amortizable intangible assets		97,323	23,454	73,869	91,833	18,068	73,765
Other intangibles	Indefinite	10,741	—	10,741	9,566	—	9,566

Intangible assets, net		$108,064	$23,454	$84,610	$101,399	$18,068	$83,331

The following table details the amount of the actual/estimated amortization expense associated with other intangible assets as of December 31, 2009 included or expected to be included in our statements of income for each of the years indicated (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total

Annual Remaining Amortization	$5,484	$5,484	$5,484	$5,484	$3,353	$48,580	$73,869

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization Expense related to other intangible assets was $5.4 million, $5.3 million and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Lease interest amortization is recorded as rent expense in plant operating expenses and was $3.0 million for each of the years ended December 31, 2009, 2008, and 2007.

Goodwill

Goodwill was $203.0 million and $195.6 million as of December 31, 2009 and 2008, respectively. Goodwill represents the total consideration paid in excess of the fair value of the net tangible and identifiable intangible assets acquired and the liabilities assumed in acquisitions. Goodwill has an indefinite life and is not amortized but is reviewed for impairment under the provisions of accounting standards for goodwill. We performed the required annual impairment review of our recorded goodwill for reporting units using a discounted cash flow approach as of October 1, 2009 and determined that goodwill was not impaired. As of December 31, 2009, goodwill of approximately $22.1 million is deductible for federal income tax purposes.

The following table details the changes in carrying value of goodwill for the years ended December 31, 2009 and 2008 (in thousands):

Total

Balance as of December 31, 2007	$127,027
Increase to net deferred tax liabilities related to the deferred tax impact recognized on tax liquidation of ARC Holdings partnerships (Note 16)	67,929
Purchase price adjustment related to the Central Valley acquisition	269
Purchase price adjustment related to the Westchester County transfer stations acquired	578
Purchase price adjustment related to the EnergyAnswers acquisition	(186)

Balance as of December 31, 2008	$195,617

Purchase price adjustment related to the ARC Holdings acquisition	6,060
Goodwill related to the Pennsylvania transfer stations acquisition (See Note 3)	1,319

Balance as of December 31, 2009	$202,996

No goodwill was associated with the preliminary purchase price allocation of the businesses acquired in 2009 for the Veolia EfW Acquisition. We concluded the Veolia EfW Acquisition by acquiring the 3,000 tpd energy-from-waste business in Miami-Dade, Florida in February 2010. We plan to record the preliminary purchase price allocation for this acquisition in the first quarter of 2010 which is expected to include working capital, an intangible asset related to a long-term operating contract, goodwill and assumed debt. See Note 23. Subsequent Events.

We increased goodwill and current liabilities by $6.1 million during 2009 to recognize a liability due to one of our municipal clients that should have been recognized in the purchase price allocation relating to the ARC Holdings acquisition of June 2005.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2009 and 2008, investments in investees and joint ventures accounted for under the equity method were as follows (in thousands):

	Ownership		Ownership
	Interest as of		Interest as of
	December 31,		December 31,
	2009	2009	2008	2008

Pacific Ultrapower Chinese Station Plant (U.S.)(1)	55%	$3,685	55%	$4,446
South Fork Plant (U.S.)	50%	1,017	50%	1,098
Koma Kulshan Plant (U.S.)	50%	5,883	50%	5,976
Detroit EfW Facility (U.S.)(1)	30%	4,973	—	—
Ambiente 2000 (Italy)	40%	1,025	40%	658
Haripur Barge Plant (Bangladesh)	45%	16,741	45%	16,061
Quezon Power (Philippines)	26%	53,498	26%	45,439
Sanfeng (China)	40%	13,786	40%	12,217
Guangzhou (China)(1)	—	—	40%	1,328
Chengdu (China)(1)	49%	19,004	49%	15,730
Mauritius (Africa)	35%	561	—	—

Total investments		$120,173		$102,953

(1)	See Note 3. Acquisitions, Business Development and Dispositions for a discussion related to these equity investments.

The unaudited combined results of operations and financial position of our equity method investments are summarized below (in thousands):

	2009	2008	2007

Condensed Statements of Operations for the Years Ended December 31:
Revenues	$387,817	$376,780	$331,230
Operating income	161,417	150,296	153,981
Net income	77,064	68,940	57,472
Company’s share of net income	23,036	23,583	22,196
Condensed Balance Sheets as of December 31:
Current assets	$218,458	$214,295
Noncurrent assets	776,389	790,157
Total assets	994,847	1,004,452
Current liabilities	130,671	119,551
Noncurrent liabilities	331,810	432,658
Total liabilities	462,481	552,209

NOTE 9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following (in thousands):

		As of December 31,
	Useful Lives	2009	2008

Land		$27,113	$22,999
Facilities and equipment	3-36 years	3,263,144	3,043,124
Landfills	3-39 years	42,957	42,091
Construction in progress		31,455	36,858

Total		3,364,669	3,145,072
Less: accumulated depreciation and amortization		(781,828)	(615,037)

Property, plant, and equipment — net		$2,582,841	$2,530,035

Depreciation and amortization expense related to property, plant and equipment was $169.0 million, $164.1 million and $162.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 10.	LEASES

Leases are primarily operating leases for leaseholds on energy-from-waste facilities and independent power projects, as well as for trucks and automobiles, office space and machinery and equipment. Some of these operating leases have renewal options. Expense under operating leases was $32.3 million, $30.9 million and $29.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total

Future Minimum Rental Payments	$42,640	$44,088	$38,669	$32,665	$26,953	$165,350	$350,365
Non-Recourse Portion of Future Minimum Rental Payments	$23,362	$23,571	$23,611	$18,005	$12,424	$89,684	$190,657

Future minimum rental payment obligations include $190.7 million of future non-recourse rental payments that relate to energy-from-waste facilities. Of this amount $110.7 million is supported by third-party commitments to provide sufficient service revenues to meet such obligations. The remaining $80.0 million is related to an energy-from-waste facility at which we serve as the operator and directly market one half of the facility’s disposal capacity. This facility currently generates sufficient revenues from short-, medium-, and long-term contracts to meet rental payments. We anticipate renewing the contracts or entering into new contracts to generate sufficient revenues to meet remaining future rental payments.

Covanta Delaware Valley, L.P. (“Delaware Valley”) leases a facility pursuant to an operating lease that expires in July 2019. In certain default circumstances under such lease, Delaware Valley becomes obligated to pay a contractually specified “stipulated loss” value that declines over time and was approximately $107.9 million as of December 31, 2009.

Electricity and steam sales include lease income of approximately $143.4 million, $240.2 million and $139.6 million for the years ended December 31, 2009, 2008, and 2007, respectively, related to two Indian power projects that were deemed to be operating lease arrangements under accounting standards for determining whether an arrangement contains a lease. These amounts represent contingent rentals because the lease payments for each facility depend on a factor directly related to the future use of the leased property. The output deliverable and capacity provided by our two Indian facilities have each been purchased by a single party under long-term power purchase agreements which expire in 2016.

Property, plant and equipment accounted for as leased to others consisted of the following (in thousands):

	As of December 31,
	2009	2008

Land	$29	$24
Energy facilities	64,510	61,077
Buildings, machinery and improvements	6,397	5,961

Total	70,936	67,062
Less: accumulated depreciation and amortization	(34,961)	(23,222)

Property, plant, and equipment — net	$35,975	$43,840

NOTE 11.	LONG-TERM DEBT

Credit Facilities

We have the ability to make investments in our business and to take advantage of opportunities to grow our business through investments and acquisitions, both domestically and internationally, by utilizing Credit Facilities which are comprised of:

•	a $300 million revolving loan facility due 2013, which includes a $200 million sub-facility for the issuance of letters of credit (the “Revolving Loan Facility”);
•	a $320 million funded letter of credit facility due 2014 (the “Funded L/C Facility”); and
•	a term loan facility, due 2014, in the initial amount of $650 million and of which $632 million was outstanding as of December 31, 2009 (the “Term Loan Facility”).

As of December 31, 2009, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	December 31, 2009	December 31, 2009

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$272,469	$47,531

(1)	Up to $200 million of which may be utilized for letters of credit.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization Terms

The Credit Facilities include mandatory annual amortization of the Term Loan Facility to be paid in quarterly installments through the date of maturity as follows (in thousands):

	2010	2011	2012	2013	2014	Total

Annual Remaining Amortization	$6,500	$6,500	$6,500	$6,500	$606,125	$632,125

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

Credit Facilities Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants. We were in compliance with all required covenants as of December 31, 2009.

The affirmative covenants of the Credit Facilities include covenants relating to the following:

•	financial statements and other reports;
•	continued existence;
•	payment of taxes and claims;

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	maintenance of properties;
•	insurance coverage;
•	inspections by lenders (subject to frequency and cost reimbursement limitations);
•	lenders meetings;
•	compliance with laws;
•	environmental matters;
•	additional material real estate assets;
•	designation of subsidiaries; and
•	post-closing matters.

The negative covenants of the Credit Facilities include limitations on the following:

•	indebtedness (including guarantee obligations);
•	liens;
•	negative pledge clauses;
•	restricted junior payments;
•	clauses restricting subsidiary distributions;
•	investments;
•	fundamental changes;
•	disposition of assets;
•	acquisitions;
•	conduct of business;
•	amendments or waivers of certain agreements;
•	changes in fiscal year; and
•	hedge agreements.

The financial covenants of the Credit Facilities, which are measured on a trailing four quarter period basis, include the following:

•	maximum Covanta Energy leverage ratio of 3.75 to 1.00 for the four quarter period ended December 31, 2009, which measures Covanta Energy’s principal amount of consolidated debt less certain restricted funds dedicated to repayment of project debt principal and construction costs (“Consolidated Adjusted Debt”) to its adjusted earnings before interest, taxes, depreciation and amortization, as calculated under the Credit Facilities (“Adjusted EBITDA”). The definition of Adjusted EBITDA in the Credit Facilities excludes certain non-cash charges, and for purposes of calculating the leverage ratio and interest coverage ratios is adjusted on a pro forma basis for acquisitions and dispositions made during the relevant period. The maximum Covanta Energy leverage ratio allowed under the Credit Facilities adjusts in future periods as follows:

•	3.75 to 1.00 for each of the four quarter periods ended March 31, June 30 and September 30, 2010;
•	3.50 to 1.00 for each four quarter period thereafter;

•	maximum Covanta Energy capital expenditures incurred to maintain existing operating businesses of $100 million per fiscal year, subject to adjustment due to an acquisition by Covanta Energy; and
•	minimum Covanta Energy interest coverage ratio of 3.00 to 1.00, which measures Covanta Energy’s Adjusted EBITDA to its consolidated interest expense plus certain interest expense of ours, to the extent paid by Covanta Energy.

Defaults under the Credit Facilities include:

•	non-payment of principal when due;
•	non-payment of any amount payable to an issuing bank in reimbursement of any drawing under a letter of credit when due;
•	non-payment of interest, fees or other amounts after a grace period of five days;
•	cross-default to material indebtedness;
•	violation of a covenant (subject, in the case of certain affirmative covenants, to a grace period of thirty days);
•	material inaccuracy of a representation or warranty when made;
•	bankruptcy events with respect to us, Covanta Energy or any material subsidiary or group of subsidiaries of Covanta Energy;
•	material judgments;
•	certain material ERISA events;
•	change of control (subject to exceptions for certain of our existing owners);
•	failure of subordination; and
•	actual or asserted invalidity of any guarantee or security document.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of December 31,
	2009	2008

3.25% Cash Convertible Senior Notes due 2014	$460,000	$—
Debt discount related to Cash Convertible Senior Notes	(112,475)	—
Cash conversion option derivative at fair value	128,603	—

3.25% Cash Convertible Senior Notes, net	476,128	—

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Convertible Debentures	(45,042)	(64,369)

1.00% Senior Convertible Debentures, net	328,708	309,381

Term Loan Facility due 2014	632,125	638,625
Other long-term debt	745	512

Total	1,437,706	948,518
Less: current portion	(7,027)	(6,922)

Total long-term debt	$1,430,679	$941,596

3.25% Cash Convertible Senior Notes due 2014

On May 22, 2009, we issued $400 million aggregate principal amount of the Notes due in 2014 in a private transaction exempt from registration under the Securities Act of 1933, as amended. On June 15, 2009, we issued an additional $60 million aggregate principal amount of Notes upon exercise in full of an over-allotment option we granted as part of the private offering. We have used and will use the net proceeds from the offering for general corporate purposes, which may include capital expenditures, potential permitted investments or permitted acquisitions.

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

The Notes bear interest at a rate of 3.25% per year, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on December 1, 2009, and will mature on June 1, 2014. Under limited circumstances, we may be required to pay contingent interest on the Notes as a result of failure to comply with the reporting obligations in the indenture, failure to file required Securities and Exchange Commission (“SEC”) documents and reports or if the holders cannot freely trade the Notes. When applicable, the contingent interest payable per $1,000 principal amount of Notes ranges from 0.25% to 0.50% per annum over the applicable term as provided under the indenture for the Notes. The contingent interest features of the Notes are embedded derivative instruments. The fair value of the contingent interest features of the Notes was zero as of December 31, 2009.

Under limited circumstances described below, the Notes are convertible by the holders thereof into cash only, based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $18.55 per share) subject to certain customary adjustments as provided in the indenture for the Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances. Holders may convert their Notes only under the following circumstances:

•	prior to March 1, 2014, on any date during any fiscal quarter commencing at any time after June 30, 2009 and only during such fiscal quarter if the closing sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the then effective conversion price; or
•	upon the occurrence of specified corporate transactions (as provided in the indenture for the Notes); or
•	upon certain fundamental changes (as defined in the indenture for the Notes in which case the conversion rate will be increased as provided in the indenture); or
•	during the five consecutive business day period following any five consecutive trading day period in which the trading price for the Notes for each day during such five day period was less than 95% of the product of the closing sale price of our common stock on such day multiplied by the then effective conversion rate; or
•	at any time on or after March 1, 2014.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Notes are also subject to repurchase by us, at the holder’s option, if a fundamental change occurs, for cash at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest (including contingent interest, if any).

The Notes are recognized as long-term debt in our consolidated financial statements. The difference between the face value of the Notes ($460.0 million as of the date of issuance of the Notes) and the amount recognized in the financial statements ($335.6 million as of the date of the issuance of the Notes) is the debt discount ($124.4 million as of the date of the issuance of the Notes) which is accreted to the Notes over their life and recognized as non-cash convertible debt related expense. For the year ended December 31, 2009, the pre-tax non-cash convertible debt related expense recognized in our consolidated statements of income related to the Notes was $12.0 million.

The Notes are convertible into cash only, and therefore the cash conversion option that is part of the Notes is accounted for as a derivative. The initial valuation of the cash conversion option (the “Cash Conversion Option”) is an embedded derivative of $124.4 million, which is recognized as long-term debt in our consolidated financial statements. The Cash Conversion Option is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. As of December 31, 2009, the fair value of the Cash Conversion Option was $128.6 million. See Note 13. Financial Instruments and Note 14. Derivative Instruments for additional information regarding the Cash Conversion Option.

In connection with the Notes offering, we entered into privately negotiated cash convertible note hedge transactions (the “Note Hedge”) with affiliates of certain of the initial purchasers of the Notes (the “Option Counterparties”) that are expected to reduce our exposure to potential cash payments in excess of the principal amount of the Notes that may be required to be made by us upon the cash conversion of the Notes. The Note Hedge consisted of our purchase for $112.4 million of cash settled call options on our common stock (initially correlating to the same number of shares as those initially underlying the Notes subject to generally similar customary adjustments) that have economic characteristics similar to those of the Cash Conversion Option embedded in the Notes. The Note Hedge was recorded as a noncurrent asset in our consolidated financial statements for $112.4 million. The Note Hedge is also accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. As of December 31, 2009, the fair value of the Note Hedge was $123.5 million. See Note 13. Financial Instruments and Note 14. Derivative Instruments for additional information regarding the Note Hedge.

We expect the gain or loss associated with changes to the valuation of the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit spreads of the Option Counterparties.

In connection with the Notes offering, we also sold warrants (the “Warrants”) to the Option Counterparties, in privately negotiated transactions, initially correlating to the same number of shares as those initially underlying the Notes, which could have a dilutive effect to the extent that the market price of our common stock exceeds the then effective strike price of the Warrants. The Warrants were sold for aggregate proceeds of $54.0 million. The strike price of the Warrants is approximately $25.74 per share and is subject to customary adjustments. The Warrants are exercisable only at expiration in equal tranches over 60 days beginning on September 2, 2014 and ending on November 26, 2014. The Warrants are only net share settled which means that, with respect to any exercise date, we will deliver to the Warrant holders a number of shares for each warrant equal to the excess (if any) of the volume weighted average price of the shares on the exercise date over the then effective strike price of the Warrants, divided by such volume weighted average price of the shares, with a cash payment in lieu of fractional shares. Accordingly, the Warrants have been recorded as additional paid-in capital in our consolidated financial statements for $54.0 million. The Warrant transactions also meet the definition of a derivative under current accounting principles. However, because the Warrant transactions are indexed to our common stock and are recorded in equity in our consolidated balance sheets, the Warrant transactions are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.00% Senior Convertible Debentures due 2027

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

The Debentures bear interest at a rate of 1.00% per year, payable semi-annually in arrears, on February 1 and August 1 of each year, commencing on August 1, 2007 and will mature on February 1, 2027. Beginning with the six month interest period commencing February 1, 2012, we will pay contingent interest on the Debentures during any six month interest period in which the trading price of the Debentures measured over a specified number of trading days is 120% or more of the principal amount of the Debentures. When applicable, the contingent interest payable per $1,000 principal amount of Debentures will equal 0.25% of the average trading price of $1,000 principal amount of Debentures during the five trading days ending on the second trading day immediately preceding the first day of the applicable six month interest period. The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period does not commence until February 1, 2012, and the fair market value for the embedded derivative was zero as of December 31, 2009.

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share). Additionally, the terms of the Debentures require that under certain circumstances, such as an acquisition of us by a third party, the payment by us of a cash dividend on our common stock, or where a cash tender offer is made for our common stock, we are obligated to adjust the conversion rate applicable to the Debentures. This adjustment requirement constitutes a “contingent beneficial conversion feature” that is part of the Debentures. If such an adjustment were to occur, (i) the amount of the contingent beneficial conversion feature would be bifurcated from the Debentures, (ii) the liability recorded in our financial statements with respect to the Debentures would be reduced by the amount bifurcated, and (iii) the amount bifurcated would be recorded as a charge to interest expense and accreted to the Debenture liability over the remaining term of the Debentures, or the conversion date of the Debentures, if earlier. In no event will the total number of shares of our common stock issuable upon conversion exceed 42.5531 per $1,000 principal amount of Debentures, or a maximum of 15,904,221 shares issuable.

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

The $373.8 million aggregate principal amount of the Debentures were recorded in accordance to accounting standards for convertible debt instruments that may be settled in cash upon conversion. The principal amount of the Debentures was bifurcated for the liability component ($276.0 million as of the date of the issuance of the Debentures) and equity component ($97.8 million as of the date of the issuance of the Debentures) of the instrument. The debt component was recognized at the present value of its cash flows discounted using a 7.25% discount rate, our borrowing rate at the date of the issuance of the Debentures for a similar debt instrument without the conversion feature. The equity component, recorded as additional paid-in capital, was $56.1 million, which represents the difference between the proceeds from the issuance of the Debentures and the fair value of the liability, net of deferred taxes of $41.7 million as of the date of the issuance of the Debentures. The resultant debt discount is accreted over the expected life of the Debentures, which is February 1, 2007 to February 1, 2012, the first permitted redemption date of the Debentures.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Discount for the Debentures and the Notes

The debt discount related to the Debentures and the debt discount related to the Notes is accreted over their respective terms and recognized as non-cash convertible debt related expense. The accretion of debt discount expected to be included in our consolidated financial statements is as follows for each of the periods indicated (in millions):

	For the Years Ended
	2010	2011	2012	2013	2014

Non-cash convertible debt discount expense for the Debentures	$20.8	$22.3	$1.9	$—	$—
Non-cash convertible debt discount expense for the Notes	$21.3	$23.5	$26.0	$28.8	$12.9

Loss on Extinguishment of Debt

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

Financing Costs

All deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included as a component of interest expense and was $5.3 million, $3.7 million, and $3.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 12.	PROJECT DEBT

Project debt is presented below (in thousands):

	As of December 31,
	2009	2008

Project debt related to Service Fee structures
3.00-6.25% serial revenue bonds due 2010 through 2019	$249,205	$173,252
3.0-7.0% term revenue bonds due 2010 through 2022	181,973	186,413
Adjustable-rate revenue bonds due 2010 through 2019	—	68,220
7.322% other debt obligations due 2010 through 2022	20,619	38,053

Subtotal	451,797	465,938
Unamortized debt premium, net	10,332	8,168

Total Service Fee structure related project debt	462,129	474,106

Project debt related to Tip Fee structures
4.875-6.70% serial revenue bonds due 2010 through 2016	191,055	272,250
5.00-8.375% term revenue bonds due 2010 through 2019	266,625	267,900

Subtotal	457,680	540,150
Unamortized debt premium, net	8,405	12,078

Total Tip Fee structure related project debt	466,085	552,228

International project debt	31,150	52,036

Total project debt	959,364	1,078,370
Less current project debt (includes $7,024 and $7,887 of unamortized premium)	(191,993)	(198,034)

Noncurrent project debt	$767,371	$880,336

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012 issued primarily to terminate the swap agreement. Consistent with other private, non-tip fee structures, the client community will pay us debt service revenue equivalent to the principal and interest on the bonds.

The maturities of long-term project debt as of December 31, 2009 are as follows (in thousands):

									Total
								Less:	Noncurrent
	2010	2011	2012	2013	2014	Thereafter	Total	Current Portion	Project Debt

Debt	$184,969	$130,775	$133,353	$118,505	$118,110	$254,915	$940,627	$(184,969)	$755,658
Premium	7,024	4,360	3,163	2,035	1,241	914	18,737	(7,024)	11,713

Total	$191,993	$135,135	$136,516	$120,540	$119,351	$255,829	$959,364	$(191,993)	$767,371

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

Payment obligations for our project debt associated with energy-from-waste facilities are limited recourse to the operating subsidiary and non-recourse to us, subject to operating performance guarantees and commitments. These obligations are secured by the revenues pledged under various indentures and are collateralized principally by a mortgage lien and a security interest in each of the respective energy-from-waste facilities and related assets. As of December 31, 2009, such revenue bonds were collateralized by property, plant and equipment with a net carrying value of $2.1 billion and restricted funds held in trust of approximately $256.5 million.

International project debt includes the following obligations as of December 31, 2009:

•	$18.5 million due to financial institutions, of which $3.2 million is denominated in U.S. dollars and $15.3 million is denominated in Indian rupees, relating to the construction of a heavy fuel-oil fired diesel engine power plant in India and working capital debt relating to the operations of the project. The U.S. dollar debt bears a coupon rate at the three-month LIBOR, plus 4.5% (4.79% as of December 31, 2009). The outstanding Indian rupee debt borrowed for construction of the power plant is serviced at a floating rate of 9.75% as of December 31, 2009. The average coupon rate on the working capital debt was 11.88% in 2009. The construction related debt extends through 2011. The entire debt is non-recourse to the project, and is secured by the project assets. The power off-taker failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.
•	$12.7 million due to financial institutions relating to the construction of a second heavy fuel-oil fired diesel engine power plant in India and working capital debt relating to the operations of the project. The entire debt is denominated in Indian rupees. The construction related debt bears coupon rates ranging from 8.5% to 12.5% in 2009 and the average coupon rate on the working capital debt was 12.6% in 2009. The construction related debt extends through 2010. The entire debt is non-recourse to the project and is secured by the project assets. The power off-taker failed to fund the escrow account or post the letter of credit required under the energy contract which failure constitutes a technical default under the project finance documents. The project lenders have not declared an event of default due to this matter and have permitted continued distributions of project dividends.

NOTE 13.	FINANCIAL INSTRUMENTS

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Hedge is adjusted to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market. The contingent interest features related to the Debentures and the Notes are valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of December 31, 2009. However, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009, and current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2009:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of December 31, 2009		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
			(In thousands)

Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$81,458	$81,458	$81,458	$—	$—
Money market funds	352,225	352,225	352,225	—	—

Total cash and cash equivalents:	433,683	433,683	433,683	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	32,765	32,765	32,765	—	—
Money market funds	152,571	152,569	152,569	—	—
U.S. Treasury/Agency obligations(a)	35,382	35,388	35,388	—	—
State and municipal obligations	8,582	8,582	8,582	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	48,452	48,469	48,469	—	—

Total restricted funds held in trust:	277,752	277,773	277,773	—	—
Restricted funds — other:
Bank deposits and certificates of deposit	20,243	20,243	20,243	—	—
Money market funds	6,106	6,106	6,106	—	—

Total restricted funds other:	26,349	26,349	26,349	—	—
Investments:
Marketable securities available for sale	300	300	300	—	—
Mutual and bond funds	1,802	2,105	2,105	—	—
Investments available for sale:
U.S. Treasury/Agency obligations	13,726	13,726	13,726	—	—
Residential mortgage-backed securities	5,203	5,203	5,203	—	—
Corporate investments	9,213	9,213	9,213	—	—
Equity securities	871	871	871	—	—

Total investments:	31,115	31,418	31,418	—	—
Derivative Asset — Note Hedge	123,543	123,543	—	123,543	—

Total assets:	$892,442	$892,766	$769,223	$123,543	$—

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of December 31, 2009		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
			(In thousands)

Liabilities:
Derivative Liability — Cash Conversion Option	$128,603	$128,603	$—	$128,603	$—
Derivative Liabilities — Contingent interest features of the Debentures and Notes	0	0	—	0	—

Total liabilities:	$128,603	$128,603	$—	$128,603	$—

Financial Instruments Recorded at Carrying Amount:
Assets:
Accounts receivables	$336,876	$336,876
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,309,103	$1,314,264
Project debt	$959,364	$983,474

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.

Investments

Our insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Equity securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Debt securities values are determined by third party matrix pricing based on the last days trading activity. Changes in fair values are credited or charged directly to AOCI in the consolidated statements of equity as unrealized gains or losses, respectively. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Realized gains and losses are recognized in the consolidated statements of income based on the amortized cost of fixed maturities and the cost basis for equity securities on the date of trade, subject to any previous adjustments for other-than-temporary declines. Other-than-temporary declines in fair value are recorded as realized losses in the consolidated statements of income to the extent they relate to credit losses, and to AOCI to the extent they are related to other factors. The cost basis of the security is also reduced. We consider the following factors in determining whether declines in the fair value of securities are other-than-temporary:

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The cost or amortized cost, unrealized gains, unrealized losses and the fair value of our investments categorized by type of security, were as follows (in thousands):

	As of December 31, 2009
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$300	$—	$—	$300
Equity securities — insurance business	732	150	11	871

Total current investments	$1,032	$150	$11	$1,171

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$315	$6	$—	$321
U.S. government agencies	13,157	257	9	13,405
Residential mortgage-backed	5,150	74	21	5,203
Corporate	8,878	337	2	9,213

Total fixed maturities — insurance business	27,500	674	32	28,142
Mutual and bond funds	1,802	303	—	2,105

Total noncurrent investments	$29,302	$977	$32	$30,247

	As of December 31, 2008
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$300	$—	$—	$300
Equity securities — insurance business	760	62	30	792

Total current investments	$1,060	$62	$30	$1,092

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$565	$22	$—	$587
U.S. government agencies	17,332	307	19	17,620
Residential mortgage-backed	4,183	27	26	4,184
Corporate	4,540	—	194	4,346

Total fixed maturities — insurance business	26,620	356	239	26,737
Mutual and bond funds	1,404	—	433	971

Total noncurrent investments	$28,024	$356	$672	$27,708

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Fair	Unrealized	Fair	Unrealized
Description of Investments	Value	Losses	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$341	$9	$2,841	$19
Federal agency mortgage-backed securities	1,503	21	1,547	26
Corporate bonds	100	2	3,996	194

Total fixed maturities	1,944	32	8,384	239
Equity securities	94	11	307	30

Total temporarily impaired investments	$2,038	$43	$8,691	$269

The number of U.S. Treasury and federal agency obligations, mortgage-backed securities, and corporate bonds temporarily impaired are 1, 6, and 1, respectively. As of December 31, 2009, all of the temporarily impaired fixed maturity investments with a fair value of $1.9 million had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 18.7%, and 15.6% of the total fixed maturities as of December 31, 2009 and 2008, respectively. Our MBS holdings are issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”) all of which

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in thousands):

	As of December 31, 2009
	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$9,461	$9,627
Over one year to five years	15,734	16,232
Over five years to ten years	1,955	1,942
More than ten years	350	341

Total fixed maturities	$27,500	$28,142

The following reflects the change in net unrealized gain (loss) on available-for-sale securities included as a separate component of AOCI in equity (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Fixed maturities, net	$414	$195	$747
Equity securities, net	107	(169)	(59)
Mutual and bond funds	303	(433)	24

Change in net unrealized gain (loss) on investments	$824	$(407)	$712

The components of net unrealized gain (loss) on available-for-sale securities consist of the following (in thousands):

	For the Years Ended
	December 31,
	2009	2008	2007

Net unrealized holding gain (loss) on available-for-sale securities arising during the period	$797	$(543)	$698
Reclassification adjustment for net realized losses (gains) on available-for-sale securities included in net income	27	136	14

Net unrealized gain (loss) on available-for-sale securities	$824	$(407)	$712

Net realized investment loss is as follows for our insurance subsidiary (in thousands):

	For the Years Ended
	December 31,
	2009	2008	2007

Fixed maturities	$2	$22	$(75)
Equity securities	(29)	(158)	61

Net realized investment loss	$(27)	$(136)	$(14)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net investment income earned on our fixed maturity and equity securities portfolio was as follows (in thousands):

	For the Years Ended
	December 31,
	2009	2008	2007

Holding Company:
Fixed maturities	$—	$—	$—
Short-term investments	301	481	4,360

Net investment income — holding company	$301	$481	$4,360

Insurance business:
Fixed maturities	$1,040	$936	$1,196
Dividend income	41	46	61
Other, net	24	196	371

Total investment income	1,105	1,178	1,628
Less: investment expense	162	177	172

Net investment income — insurance business	$943	$1,001	$1,456

NOTE 14.	DERIVATIVE INSTRUMENTS

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the consolidated statements of income.

Derivative Instruments Not Designated		Fair Value as of December 31,
As Hedging Instruments	Balance Sheet Location	2009	2008
		(In thousands)

Asset Derivatives:
Interest rate swap receivable	Other noncurrent assets	$—	$13,984
Note Hedge	Other noncurrent assets	$123,543	$—
Liability Derivatives:
Cash Conversion Option	Long-term debt	$128,603	$—
Contingent interest features of the Debentures and Notes	Other noncurrent liabilities	$0	$0
Interest rate swap payable	Other noncurrent liabilities	$—	$13,984

		Amount of Gain or (Loss) Recognized In Income
Effect on Income of	Location of Gain or (Loss)	on Derivative
Derivative Instruments Not Designated	Recognized in Income on	For the Years Ended December 31,
As Hedging Instruments	Derivatives	2009	2008
		(In thousands)

Note Hedge	Non-cash convertible debt related expense	$11,165	$—
Cash Conversion Option	Non-cash convertible debt related expense	(4,172)	—
Contingent interest features of the Debentures and Notes	Non-cash convertible debt related expense	—	—
Interest rate swap	Non-cash convertible debt related expense	—	—

Effect on income of derivative instruments not designated as hedging instruments		$6,993	$—

Cash Conversion Option, Note Hedge and Contingent Interest features related to the 3.25% Cash Convertible Senior Notes

The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. The fair value of the Cash Conversion Option was $128.6 million as of December 31, 2009. The Note Hedge is accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our consolidated statements of income as non-cash convertible debt related expense. The fair value of the Note Hedge was $123.5 million as of

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2009. The contingent interest features of the Notes are embedded derivative instruments. The fair value of the contingent interest features of the Notes was zero as of December 31, 2009.

We expect the gain or loss associated with changes to the valuation of the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit spreads of the Option Counterparties. Our most significant credit exposure arises from the Note Hedge. The fair value of the Note Hedge reflects the maximum loss that would be incurred should the Option Counterparties fail to perform according to the terms of the Note Hedge agreement. See Note 11. Long-Term Debt for specific details related to the Cash Conversion Option, Note Hedge and contingent interest features of the Notes.

Contingent Interest feature of the 1.00% Senior Convertible Debentures

The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period would not commence until February 1, 2012, and the fair value for the embedded derivative was zero as of December 31, 2009. See Note 11. Long-Term Debt for specific details related to the contingent interest features of the Notes.

Interest Rate Swaps

On August 20, 2009, one of our client communities refinanced project debt ($63.7 million outstanding) and we terminated a related interest rate swap ($9.8 million liability) with the proceeds from new bonds and cash on hand. Prior to this refinancing, we had an interest rate swap agreement related to the existing project debt that economically fixed the interest rate on the adjustable-rate revenue bonds. Any payments made or received under the swap agreement, including amounts upon termination, were included as an explicit component of the client community’s obligation under the related service agreement. Therefore, all payments made or received under the swap agreement were a pass through to the client community. The swap agreement resulted in increased debt service expense, which is a pass through to the client community, of $2.1 million, $2.1 million, and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We were required, under financing arrangements in effect from June 24, 2005 to February 9, 2007, to enter into hedging arrangements with respect to a portion of our exposure to interest rate changes with respect to our borrowing under the previously existing credit facilities. In connection with the refinancing of our previously existing credit facilities, the interest rate swap agreements were settled on February 9, 2007. We recognized a gain associated with the settlement of our interest rate swap agreements of $3.4 million, pre-tax, for the year ended December 31, 2007.

NOTE 15.	SUPPLEMENTARY FINANCIAL INFORMATION

Revenues and Unbilled Service Receivables

The following table summarizes the components of waste and service revenues for the periods presented below (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Waste and service revenues unrelated to project debt	$840,352	$836,115	$764,560
Revenue earned explicitly to service project debt-principal	56,986	72,229	69,163
Revenue earned explicitly to service project debt-interest	22,266	26,183	30,673

Total waste and service revenues	$919,604	$934,527	$864,396

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

year of the applicable agreement, little or no cash is received from municipalities relating to project debt, while our levelized service revenue continues to be recognized until the expiration date of the term of the agreement.

Other Operating Expenses

The components of other operating expenses are as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Construction costs	$26,707	$50,611	$55,675
Insurance subsidiary operating expenses(1)	21,258	12,641	10,699
Insurance recoveries	(276)	(3,934)	(1,909)
Loss on the retirement of fixed assets	1,040	7,475	1,940
Foreign exchange (gain) loss	(9)	1,899	(1,719)
Other	(752)	(1,991)	(4,047)

Total other operating expenses	$47,968	$66,701	$60,639

(1)	Insurance subsidiary operating expenses are primarily comprised of increased incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

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

	Insurance Recoveries
	Recorded		Cash Proceeds Received
	For the Years Ended December 31,
	2008	2007	2008	2007

Repair and reconstruction costs (Insurance recoveries, net of write-down of assets)	$8.3	$17.3	$16.2	$9.4
Clean-up costs (reduction to Plant operating expenses)	$—	$2.7	$—	$2.7
Business interruption losses (reduction to Plant operating expenses)	$5.2	$2.0	$7.2	$—

Non-cash convertible debt related expense

The components of non-cash convertible debt related expense are as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Debt discount accretion related to the Debentures	$19,327	$17,979	$15,377
Debt discount accretion related to the Notes	11,956	—	—
Fair value changes related to the Note Hedge	(11,165)	—	—
Fair value changes related to the Cash Conversion Option	4,172	—	—

Total non-cash convertible debt related expense	$24,290	$17,979	$15,377

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selected Supplementary Balance Sheet Information

Selected supplementary balance sheet information is as follows (in thousands):

	As of December 31,
	2009	2008

Interest rate swap (Note 14)	$—	$13,984
Contract acquisition costs	13,762	10,351
Reinsurance recoverable on unpaid losses (Note 1)	12,325	9,155
Deferred financing costs	17,737	10,191
Note Hedge (Note 11)	123,543	—
Spare parts	16,490	16,631
Other noncurrent receivables	32,705	21,121
Restricted funds for pre-petition tax liabilities (Note 1)	20,243	20,419
Prepaid expenses	58,745	27,655
Other	10,816	10,037

Total Other Noncurrent Assets	$306,366	$139,544

Interest payable	$15,783	$16,328
Deferred income taxes	—	17,752
Payroll and payroll taxes	37,758	33,840
Accrued liabilities to client communities	35,836	46,245
Operating expenses	86,011	68,420
Other	42,333	32,461

Total Accrued Expenses and Other Current Liabilities	$217,721	$215,046

Deferred revenue	$3,681	$4,345
Interest rate swap (Note 14)	—	13,984
Benefit obligations (Note 17)	16,014	35,110
Asset retirement obligations (Note 1)	26,076	25,911
Tax liabilities for uncertain tax positions (Note 16)	32,991	33,965
Insurance loss and loss adjustment reserves (Note 1)	34,692	29,362
Other	28,306	23,204

Total Other Noncurrent Liabilities	$141,760	$165,881

NOTE 16.	INCOME TAXES

We file a federal consolidated income tax return with our eligible subsidiaries. Covanta Lake II, Inc. files outside of the consolidated return group. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

The components of income tax expense were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Current:
Federal	$(1,221)	$(1,445)	$3,373
State	10,204	17,189	15,186
Foreign	8,935	5,657	6,612

Total current	17,918	21,401	25,171
Deferred:
Federal	18,789	67,282	3,411
State	14,303	(3,998)	(4,213)
Foreign	(966)	(124)	114

Total deferred	32,126	63,160	(688)

Total income tax expense	$50,044	$84,561	$24,483

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Domestic and foreign pre-tax income was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Domestic	$116,486	$179,617	$110,513
Foreign	20,950	17,282	22,123

Total	$137,436	$196,899	$132,636

The effective income tax rate was 36.4%, 42.9% and 18.5% for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in the effective tax rate for the year ended December 31, 2009, compared to the year ended December 31, 2008, is primarily related to lower pre-tax income combined with an increase in production tax credits, and changes in the valuation allowance. The increase in the effective tax rate for the year ended December 31, 2008, compared to the year ended December 31, 2007, is primarily related to taxes associated with the wind down of the grantor trusts and additional liability for uncertain tax positions in 2008, and the tax benefit resulting from the release of valuation allowance from previously unrecognized federal and state net operating loss carryforwards (“NOLs”) in 2007. See rate reconciliation table below for further details.

We recognize benefits from a foreign tax holiday in India. Our two Indian power project companies began taking advantage of a tax holiday under Indian law in April of 2005. The Indian tax holiday permits the companies to use the alternative tax rate, currently approximately 17%, for a 10 year period.

The aggregate benefit and affect on diluted earnings per share was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Aggregate benefit	$2,954	$3,257	$4,433
Affect on diluted EPS	$0.02	$0.02	$0.03

A reconciliation of our income tax expense at the federal statutory income tax rate of 35% to income tax expense at the effective tax rate is as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Income tax expense at the federal statutory rate	$48,103	$68,915	$46,423
State and other tax expense	16,818	9,926	7,797
Change in valuation allowance	(4,780)	10,610	(34,968)
Grantor trust income(loss)	896	(104,443)	5,580
Subpart F income and foreign dividends	2,204	1,491	90
Taxes on foreign earnings	526	(524)	(1,132)
Production tax credits	(13,389)	(8,529)	(4,525)
Expiration of tax attributes	—	—	5,977
Liability for uncertain tax positions	(1,361)	107,156	898
Other, net	1,027	(41)	(1,657)

Total income tax expense	$50,044	$84,561	$24,483

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had consolidated federal NOLs estimated to be approximately $544.9 million for federal income tax purposes as of the end of 2009. These consolidated federal NOLs will expire, if not used, in the following amounts in the following years (in thousands):

Amount of
Carryforward
Expiring

2010	$—
2011	3,330
2012	38,255
2019	33,635
2022	26,931
2023	108,331
2024	212
2025	203
2026	260
2027	391
2028	333,372

$544,920

In addition to the consolidated federal NOLs, we have state NOL carryforwards of $264.7 million, which expire between 2011 and 2027, capital loss carryforwards of $0.2 million expiring in 2013, and additional federal credit carryforwards of $47.5 million. These deferred tax assets are offset by a valuation allowance of $20.5 million.

As of December 31, 2009, we had a valuation allowance of $20.5 million on deferred tax assets. During 2009, we decreased our valuation allowance by $23.6 million related to the expiration of capital losses. During 2008, we increased our valuation allowance by $10.6 million related to capital losses, state NOLs, and a deferred tax asset established for certain deductions from the grantor trust. As of December 31, 2007, the reduction in the valuation allowance of $35.0 million primarily included a $31.4 million adjustment related to NOLs that were due to expire and were able to be utilized as a reduction to income tax expense. The remaining reduction in 2007 of the valuation allowance of $3.6 million related to previously unrecognized federal and state NOLs for our unconsolidated subsidiary Covanta Lake II, Inc.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows (in thousands):

	As of December 31,
	2009	2008

Deferred Tax Assets:
Loss reserve discounting	$1,082	$(1,568)
Capital loss carryforward	90	24,149
Net operating loss carryforwards	97,337	109,989
Accrued expenses	19,294	30,601
Tax basis in bond and other costs	21,470	16,725
Deferred tax assets attributable to pass-through entities	9,869	9,869
Other	866	5,535
AMT and other credit carryforwards	47,462	32,750

Total gross deferred tax asset	197,470	228,050
Less: valuation allowance	(20,461)	(44,089)

Total deferred tax asset	177,009	183,961

Deferred Tax Liabilities:
Unbilled accounts receivable	33,833	5,713
Property, plant and equipment	486,414	465,027
Intangible assets	87,802	68,593
Deferred tax liabilities attributable to pass-through entities	57,996	93,346
Capitalized interest	52,566	43,953
Prepaid expenses	13,281	11,218
Other, net	6,729	7,782

Total gross deferred tax liability	738,621	695,632

Net deferred tax liability	$(561,612)	$(511,671)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We adopted the permanent reinvestment exception whereby we will no longer provide for deferred taxes on the undistributed earnings of our international subsidiaries. We intend to permanently reinvest our international earnings outside of the United States in our existing international operations and in any new international business which may be developed or acquired. This policy resulted in an unrecognized deferred tax liability of approximately $39.7 million and $32.7 million as of December 31, 2009 and 2008, respectively. Cumulative undistributed foreign earnings for which United States taxes were not provided were included in consolidated retained earnings in the amount of approximately $114.9 million and $94.8 million as of December 31, 2009 and 2008, respectively.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in the calendar year ended December 31, 2007. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (a “windfall”). Although these additional tax benefits or windfalls were reflected in the NOLs, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in 2008 due to the NOLs, these windfall tax benefits were not reflected in our NOLs in the deferred tax assets for 2009 and 2008. Windfalls included in NOLs but not reflected in deferred tax assets were $11.4 million and $14.4 million for 2009 and 2008, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$24,483
Additions based on tax positions related to the current year	500
Additions for tax positions of prior years	398
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$25,381

Additions based on tax positions related to the current year	109,956
Additions for tax positions of prior years	717
Reductions for lapse in applicable statute of limitations	(280)
Reductions for tax positions of prior years	(3,237)

Balance at December 31, 2008	$132,537

Additions based on tax positions related to the current year	$—
Additions for tax positions of prior years	976
Reductions for lapse in applicable statute of limitations	(2,337)
Reductions for tax positions of prior years	—

Balance at December 31, 2009	$131,176

The liability for uncertain tax positions, exclusive of interest and penalties, was $131.2 million and $132.5 million as of December 31, 2009 and 2008, respectively. Included in the balance of uncertain tax benefits as of December 31, 2009 and 2008 are potential benefits of $114.7 million and $114.8 million, respectively, that, if recognized, would affect the effective tax rate. The liability for uncertain tax positions may decrease by approximately $5.8 million in the next 12 months with respect to the expiration of statutes.

We record interest accrued on liabilities for uncertain tax positions and penalties as part of the tax provision. For the year ended December 31, 2009 and 2008, we recognized $0.1 million and $0.9 million, respectively, of interest on liabilities for uncertain tax positions. As of December 31, 2009 and 2008, we had accrued interest and penalties associated with liabilities for uncertain tax positions of $8.4 million and $8.1 million, respectively.

As issues are examined by the Internal Revenue Service (“IRS”) and state auditors, we may decide to adjust the existing FIN 48 liability for issues that were not deemed an exposure at the time we adopted accounting standards related to the accounting for uncertainty in income taxes. Accordingly, we will continue to monitor the results of audits and adjust the liability as needed. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent NOLs are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. The tax returns of our subsidiary ARC Holdings had been under an IRS examination for 2004 and 2005. This examination was related to ARC Holdings’ refund requests related to NOL carryback claims from tax years prior to our acquisition of ARC Holdings in 2005 that required the approval of the Joint Committee. The audit was concluded with no change and the Joint Committee approved the refund, which we received during the third

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

quarter of 2009. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

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

NOTE 17.	EMPLOYEE BENEFIT PLANS

We sponsor various retirement plans covering the majority of our employees and retirees in the United States, as well as other postretirement benefit plans for a small number of retirees in the United States that include healthcare benefits and life insurance coverage. Employees in the United States not participating in our retirement plans generally participate in retirement plans offered by collective bargaining units of which these employees are members. The majority of our international employees participate in defined benefit or defined contribution retirement plans as required or available in accordance with local laws.

Defined Contribution Plans

Substantially all of our employees in the United States are eligible to participate in the defined contribution plans we sponsor. The defined contribution plans allow employees to contribute a portion of their compensation on a pre-tax basis in accordance with specified guidelines. We match a percentage of employee contributions up to certain limits. We also provide a company contribution to the defined contribution plans for eligible employees. Our costs related to all defined contribution

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

plans were $14.5 million, $13.0 million, and $12.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Pension and Postretirement Benefit Obligations

Effective December 31, 2005, we froze service accruals in the defined benefit pension plan for employees in the Untied States who do not participate in retirement plans offered by collective bargaining units. All active employees who were eligible participants in the defined benefit pension plan, as of December 31, 2005, became 100% vested and have a non-forfeitable right to these benefits as of such date. Effective January 1, 2010, the defined benefit pension plan was further amended to exclude future compensation increases received by eligible participants after December 31, 2009.

Assumptions

Costs and the related obligations and assets arising from the pension and other postretirement benefit plans are accounted for based on actuarially-determined estimates. On an annual basis, we evaluate the assumed discount rate and expected return on assets used to determine pension benefit and other postretirement benefit obligations. The discount rate is determined based on the timing of future benefit payments and expected rates of return currently available on high quality fixed income securities whose cash flows match the timing and amount of future benefit payments of the plan. We record a pension plan liability equal to the amount by which the present value of the projected benefit obligations (using the discount rate) exceeded the fair value of pension assets.

The discount rate and net gain (loss) recognized are as follows:

		Net Gain (Loss)	Net Gain (Loss),
	Discount Rate	Recognized in AOCI	Net of Tax, Recognized in AOCI
	(dollars in millions)

Year Ended December 31, 2009	6.00%	$14.6	$8.8
Year Ended December 31, 2008	6.25%	$(20.0)	$(13.2)
Year Ended December 31, 2007	6.50%	$14.5	$9.4

An annual rate of increase of 9.5% in the per capita cost of health care benefits was assumed for 2009 for covered employees. The rate was assumed to decrease gradually to 5.5% in 2017 and remain at that level. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care trend rate would have the following effects (in thousands):

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total service and interest cost components	$28	$(25)
Effect on postretirement benefit obligation	$466	$(411)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Obligation and Funded Status

The following table is a reconciliation of the changes in the benefit obligations and fair value of assets for our defined benefit pension and other postretirement benefit plans, the funded status (using a December 31 measurement date) of the plans and the related amounts recognized in our consolidated balance sheets (in thousands, except percentages as noted):

	Pension Benefits		Other Benefits
	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$77,352	$72,895	$8,161	$8,810
Service cost	—	—	—	—
Interest cost	4,786	4,705	490	549
Amendments	(11,066)	663	—	—
Actuarial loss (gain)	1,532	541	403	(143)
Benefits paid	(1,371)	(1,452)	(809)	(1,055)

Benefit obligation at end of year	$71,233	$77,352	$8,245	$8,161

Change in plan assets:
Plan assets at fair value at beginning of year	$50,756	$61,639	$—	$—
Actual return on plan assets	9,641	(13,596)	—	—
Contributions	5,226	4,165	809	1,055
Benefits paid	(1,371)	(1,452)	(809)	(1,055)

Plan assets at fair value at end of year	$64,252	$50,756	$—	$—

Reconciliation of accrued benefit liability and net amount recognized:
Funded status of the plan	$(6,981)	$(26,596)	$(8,245)	$(8,161)
Unrecognized net gain	—	—	—	—

Net amount recognized	$(6,981)	$(26,596)	$(8,245)	$(8,161)

Accumulated other comprehensive (income) loss recognized:
Net actuarial loss (gain)	$634	$4,681	$(1,807)	$(2,360)
Net prior service (credit) cost	(10,478)	663	—	—

Total as of December 31, 2009	$(9,844)	$5,344	$(1,807)	$(2,360)

Weighted average assumptions used to determine net periodic benefit expense for years ending December 31:
Discount rate	6.25%	6.50%	6.25%	6.50%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Weighted average assumptions used to determine projected benefit obligations as of December 31:
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	N/A	4.00%	N/A	N/A

For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $71.2 million, $71.2 million and $64.3 million, respectively as of December 31, 2009 and $77.4 million, $65.6 million, and $50.8 million, respectively as of December 31, 2008.

We estimate that the future benefits payable for the retirement and postretirement plans in place are as follows (in thousands).

	As of December 31,
	2010	2011	2012	2013	2014	2015 - 2019

Pension Benefits	$1,715	$1,988	$2,611	$2,923	$3,059	$17,723
Other Benefits (Net of Medicare Part D Subsidy)	$667	$695	$700	$715	$725	$2,992
Attributable to Medicare Part D Subsidy	$(37)	$(38)	$(40)	$(40)	$(41)	$(166)

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension costs for our defined benefit plans and other post-retirement benefit plans included the following components (in thousands):

	Pension Benefits		Other Benefits
	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	4,786	4,705	490	549
Expected return on plan assets	(3,900)	(4,728)	—	—
Amortization of net prior service cost	76	—	—	—
Amortization of net actuarial gain	(184)	(524)	(150)	(154)

Net periodic benefit cost	778	(547)	340	395
Settlement cost	21	65	—	—

Final net periodic benefit cost	$799	$(482)	$340	$395

Plan Assets

Plan assets had a fair value of $64.3 million and $50.8 million as of December 31, 2009 and 2008, respectively. The allocation of plan assets was as follows:

	As of December 31,
	2009	2008

Total Equities	61%	45%
Total Debt Securities	36%	49%
Other	3%	6%

Total	100%	100%

Our expected return on plan assets assumption is based on historical experience and by evaluating input from the trustee managing the plan assets. The expected return on the plan assets is also impacted by the target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. The target ranges of allocation of assets are as follows:

Total Equities	40 — 75%
Total Debt Securities	20 — 60%
Other	0 — 10%

We anticipate that the long-term asset allocation on average will approximate the targeted allocation. Actual asset allocations are reviewed and the pension plans’ investments are rebalanced to reflect the targeted allocation when considered appropriate.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following sets forth the types of assets measured at fair value and a brief description of the valuation technique for each asset type:

Type of Fund	Types of Investments	Valuation Technique

U.S. Stock Funds	Funds comprised of domestic equity securities.	Securities are typically priced using the closing price from the applicable exchange, such as the NYSE, NASDAQ, etc.

U.S. Bond Funds	Funds comprised of domestic fixed income securities.	Securities are priced by a third-party evaluation service using inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads.

International Stock Funds	Funds comprised of international equity securities.	Securities are priced using the closing price from the local international stock exchange, such as the International Stock Index.

Real Estate Funds	Comprised of real estate investments either directly owned or through partnership interests and mortgage and other loans on income producing real estate.	The fair value of real estate properties is determined quarterly through an independent appraisal process utilizing traditional real estate valuation methodologies.

Short-Term Funds	Portfolios comprised of short-term securities.	Securities are valued initially at cost and thereafter adjusted for amortization of any discount or premium, i.e. amortized cost, which approximates fair value.

The fair value of pension plan assets, by asset category, is as follows:

	Fair Value Measurements as of December 31, 2009
		Quoted Market
		Prices in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Equity securities:
U.S. companies(a)	$32,226	$—	$32,226	$—
International companies(b)	6,859	—	6,859	—
U.S. Bonds(c)	23,179	—	23,179	—
Real estate(d)	1,736	—	1,736	—
Short-term securities	252	—	252	—

Total pension plan assets, at fair value	$64,252	$—	$64,252	$—

(a)	Approximately 50% of the pension plan assets are in U.S. Stock Funds held in trusts, which are comprised of a well diversified portfolio of U.S. large-cap and mid-cap companies.
(b)	Approximately 11% of the pension plan assets are in International Equity Funds held in trusts, of which approximately 55% is invested in equity securities of foreign companies primarily located in the United Kingdom and Europe. The remaining 45% is invested in equity securities of foreign companies primarily in growth markets located in the United Kingdom and Europe or emerging markets in Asia and Latin America.
(c)	Approximately 36% of the pension plan assets are in U.S. Bond Funds held in trusts, which are primarily invested in U.S. Government obligations, U.S. Agency securities and corporate debt securities with an investment grade of A or better.
(d)	Approximately 3% of the pension plan assets are in Real Estate Funds held in trusts, which are comprised primarily of real estate investments either directly owned or through partnership interests and mortgage and other loans on income producing real estate.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18.	STOCK-BASED AWARD PLANS

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the accounting standards for stock-based compensation in effect at the date of grant.

We received $0.6 million, $0.3 million, and $0.8 million from the exercise of non-qualified stock options in the years ended December 31, 2009, 2008, and 2007 respectively. The tax benefits related to the exercise of the non-qualified stock options and the vesting of the restricted stock award were not recognized during 2009 and 2008 due to our NOLs. When the NOLs have been fully utilized by us, we will recognize a tax benefit and an increase in additional paid-in capital for the excess tax deductions received on the exercised non-qualified stock options and vested restricted stock. Future realization of the tax benefit will be presented in cash flows from financing activities in the consolidated statements of cash flows in the period the tax benefit is recognized.

We recognize compensation costs using the graded vesting attribution method over the requisite service period of the award, which is generally three to five years. We recognize compensation expense based on the number of stock options and restricted stock awards expected to vest by using an estimate of expected forfeitures. We review the forfeiture rates at least annually and revise compensation expense, if necessary. Prior to the fourth quarter of 2009, the range for forfeiture rates was 8% to 15%. During the fourth quarter of 2009, we reviewed the forfeiture rates and modified the rate to 10%. The cumulative effect of the change in the forfeiture rate to compensation expense did not have a material effect on our financial results of operations.

Stock-Based Award Plans

We adopted the Covanta Holding Corporation Equity Award Plan for Employees and Officers (the “Employees Plan”) and the Covanta Holding Corporation Equity Award Plan for Directors (the “Directors Plan”) (collectively, the “Award Plans”), effective with stockholder approval on October 5, 2004. On July 25, 2005, our Board of Directors approved and on September 19, 2005, our stockholders approved the amendment to the Employees Plan to authorize the issuance of an additional 2,000,000 shares. The 1995 Stock and Incentive Plan (the “1995 Plan”) was terminated with respect to any future awards under such plan on October 5, 2004 upon stockholder approval of the Award Plans. The 1995 Plan will remain in effect until all awards have been satisfied or expired. On February 21, 2008, our Board of Directors approved and on May 1, 2008, our stockholders approved the amendment to the Employees Plan and Directors Plan to authorize the issuance of an additional 6,000,000 shares and 300,000 shares of common stock, respectively. On February 26, 2009, our Board of Directors approved and on May 7, 2009, our stockholders approved the amendment to the Employees Plan and Directors Plan to permit us to issue additional types of long-term incentive performance awards under the Award Plans in the form of restricted stock units, performance shares and performance units.

The purpose of the Award Plans is to promote our interests (including our subsidiaries and affiliates) and our stockholders’ interests by using equity interests to attract, retain and motivate our management, non-employee directors and other eligible persons and to encourage and reward their contributions to our performance and profitability. The Award Plans provide for awards to be made in the form of (a) shares of restricted stock, (b) restricted stock units, (c) incentive stock options, (d) non-qualified stock options, (e) stock appreciation rights, (f) performance awards, or (g) other stock-based awards which relate to or serve a similar function to the awards described above. Awards may be made on a stand alone, combination or tandem basis. The maximum aggregate number of shares of common stock available for issuance is 12,000,000 under the Employees Plan and 700,000 under the Directors Plan.

Restricted Stock Awards

Restricted stock awards that have been issued to employees typically vest over a three year period. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. A percentage of each employee restricted stock awards granted have financial performance factors. Stock-based compensation expense for each financial performance factor is recognized beginning in the period when management has determined it is probable the financial performance factor will be achieved for the respective vesting period.

Restricted stock awards to employees are subject to forfeiture if the employee is not employed on the vesting date. Restricted stock awards issued to directors prior to 2006 were subject to the same forfeiture restrictions as are applicable to employees. Restricted stock awards issued to directors in 2006 and thereafter are not subject to forfeiture in the event a

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the year ended December 31, 2009, we awarded certain employees 697,003 shares of restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed 10% forfeiture rate. The terms of the restricted stock awards include two vesting provisions; one based on a performance factor and continued service (applicable to 66% of the award) and one based solely on continued service (applicable to 34% of the award). If all performance and service criteria are satisfied, the awards vest during March of 2010, 2011 and 2012.

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

Changes in nonvested restricted stock awards were as follows:

	As of December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at the beginning of the year	857,246	$23.61	812,826	$18.77	935,533	$13.85
Granted	742,003	16.59	494,105	26.37	393,495	22.35
Vested	(446,866)	21.86	(428,656)	17.64	(491,508)	12.43
Forfeited	(22,016)	22.05	(21,029)	23.17	(24,694)	16.91

Nonvested at the end of the year	1,130,367	$19.72	857,246	$23.61	812,826	$18.77

As of December 31, 2009, there was $11.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.8 years. Total compensation expense for restricted stock awards was $10.4 million, $9.5 million, and $7.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Options

We have also awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees have typically vested annually over 3 to 5 years and expire over 10 years. We calculate the fair value of our share-based option awards using the Black-Scholes option pricing model which requires estimates of the expected life of the award and stock price volatility. During the year ended December 31, 2009, we did not grant options to purchase shares of common stock to employees or directors. The fair value of the stock option awards granted during the year ended December 2008 was calculated using the following assumptions:

	Stock	Exercise	Risk-Free	Dividend	Volatility	Expected
Grant Date	Options	Price	Interest Rate	Yield	Expected(A)	Life(B)

February 21, 2008	200,000	$26.26	3.4%	0%	28%	6.5 years
March 31, 2008	50,000	$27.50	3.0%	0%	31%	6.5 years

(A)	Expected volatility is based on implied volatility.
(B)	Simplified method per SAB 107 and 110.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity and balance information of the options under the Award Plans and 1995 Plan:

	As of December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

1995 Stock Option Plan
Outstanding at the beginning of the year	108,426	$3.86	108,426	$3.86	178,426	$5.11
Granted	—	—	—	—	—	—
Exercised	(38,425)	5.31	—	—	(70,000)	7.06
Forfeited	—	—	—	—	—	—

Outstanding at the end of the year	70,001	$3.06	108,426	$3.86	108,426	$3.86
Options exercisable at year end	70,001	$3.06	108,426	$3.86	108,426	$3.86
Options available for future grant	—	—	—	—	—	—
2004 Stock Option Plan
Outstanding at the beginning of the year	2,769,943	$18.76	2,553,443	$17.96	851,238	$8.87
Granted	—	—	250,000	26.51	1,805,000	22.14
Exercised	(38,121)	9.34	(21,500)	12.18	(42,795)	7.43
Expired	(6,214)	22.02	—	—	—	—
Forfeited	(45,000)	22.02	(12,000)	22.02	(60,000)	22.02

Outstanding at the end of the year	2,680,608	$18.83	2,769,943	$18.76	2,553,443	$17.96
Options exercisable at year end	1,475,613	$15.54	1,126,543	$12.87	500,617	$9.24
Options available for future grant	6,109,627		6,851,630		1,295,735

As of December 31, 2009, options for shares were in the following price ranges:

			Weighted
			Average
	Options Outstanding		Remaining	Options Exercisable
	Number of	Weighted Average	Contractual Life	Number of	Weighted Average
Exercise Price Range	Shares	Exercise Price	(Years)	Shares	Exercise Price

$1.45 — $5.31	70,001	$3.06	3.46	70,001	$3.06
$7.43	612,484	7.43	4.80	612,484	7.43
$12.90	93,338	12.90	5.70	93,338	12.90
$20.35 — $22.02	1,674,786	21.97	7.20	699,600	21.80
$24.80 — $28.34	300,000	26.46	8.50	70,191	26.42

	2,750,609			1,545,614

The aggregate intrinsic value as of December 31, 2009 for options exercisable was $8.1 million for both options outstanding and options vested and was zero for options expected to vest. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2009 (December 31, 2009). The intrinsic value changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended as of December 31, 2009, 2008 and 2007 was $0.7 million, $0.3 million and $1.8 million, respectively.

As of December 31, 2009, there were options to purchase 2,630,109 shares of common stock that had vested and were expected to vest in future periods at a weighted average exercise price of $18.23. The total fair value of options expensed was $3.8 million, $5.3 million and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $3.3 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 2.4 years. The fair value of options vested during the years ended December 31 2009, 2008, and 2007 was $3.6 million, $3.5 million, and $1.9 million, respectively.

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AOCI, net of income taxes, consists of the following (in thousands):

	As of December 31,
	2009	2008

Foreign currency translation	$659	$(5,233)
Minimum pension liability	(587)	(765)
Pension and other postretirement plan unrecognized net actuarial gain (loss)	6,632	(2,122)
Net unrealized gain (loss) on available-for-sale securities	739	(85)

Accumulated other comprehensive income (loss)	$7,443	$(8,205)

NOTE 20.	RELATED-PARTY TRANSACTIONS

We hold a 26% investment in Quezon Power, Inc. (“Quezon”). We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our consolidated statements of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against equity in net income from unconsolidated investments. For the years ended December 31, 2009, 2008 and 2007, we collected $40.6 million, $34.0 million, and $35.4 million, respectively, for the operation and maintenance of the facility. As of December 31, 2009 and 2008, the net amount due to Quezon was $5.0 million and $3.2 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

On June 30, 2009, we acquired a 30% owner-participant interest in the Detroit energy-from-waste facility. We are party to an operating and maintenance agreement with the owners of the facility, pursuant to which we operate, maintain and provide certain other services for the owners of the facility for a term of one year. Accordingly, 30% of the net income of the Detroit energy-from-waste facility is reflected in our consolidated statements of income and as such, 30% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against equity in net income from unconsolidated investments. See Note 3. Acquisitions, Business Development and Dispositions.

One member of our current Board of Directors is a senior advisor to a major law firm which Covanta Energy has used for several years, including many years prior to 2004, when we acquired Covanta Energy. Such member of the Board of Directors has had no direct or indirect involvement in the procurement, oversight or provision of services we receive from this law firm, is not involved in any manner in the billing of such services, and does not directly or indirectly benefit from associated fees. We paid this law firm approximately $1.3 million, $2.2 million, and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of at least 73 PRPs named thus far that have joined the LPRSA PRP group. On May 8, 2007, EPA and the PRP group entered into an Administrative Order on Consent by which the PRP group is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. The cost to complete the Study is estimated at $52.5 million, in addition to EPA oversight costs. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any costs that may be required of PRPs to remediate the LPRSA or costs associated with natural resource damages to the LPRSA that may be assessed against PRPs. On February 4, 2009, Essex and over 300 other PRPs were named as third-party defendants in a suit brought by the State of New Jersey Department of Environmental Protection (“NJDEP”) in Superior Court of New Jersey, Essex County against Occidental Chemical Corporation and certain related entities (“Occidental”) with respect to alleged contamination of the LPRSA by Occidental. The Occidental third-party complaint seeks contribution from the third-party defendants with respect to any award to NJDEP of damages against Occidental in the matter. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis in comparison; however, it is not possible at this time to predict that outcome with certainty or to estimate Essex’s ultimate liability in the matter, including for LPRSA remedial costs and/or natural resource damages and/or contribution claims made by Occidental and/or other PRPs.

Other Commitments

Other commitments as of December 31, 2009 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$278,191	$6,550	$271,641
Surety bonds	111,032	—	111,032

Total other commitments — net	$389,223	$6,550	$382,673

The letters of credit were issued under various credit facilities (primarily the Funded L/C Facility) to secure our performance under various contractual undertakings related to our projects in the Americas and International segments or to secure obligations under our insurance program. Each letter of credit relating to a project is required to be maintained in effect for the period specified in related project contracts, and generally may be drawn if it is not renewed prior to expiration of that period.

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

The surety bonds listed on the table above relate primarily to performance obligations ($100.2 million) and support for closure obligations of various energy projects when such projects cease operating ($10.8 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

COVANTA HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

We have certain contingent obligations related to the Notes. These are:

•	holders may require us to repurchase their Notes, if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures and the Notes, see Note 11. Long-Term Debt.

We have issued or are party to guarantees and related contractual support obligations undertaken pursuant to agreements to construct and operate waste and energy facilities. For some projects, such performance guarantees include obligations to repay certain financial obligations if the project revenues are insufficient to do so, or to obtain or guarantee financing for a project. With respect to our businesses, we have issued guarantees to municipal clients and other parties that our subsidiaries will perform in accordance with contractual terms, including, where required, the payment of damages or other obligations. Additionally, damages payable under such guarantees for our energy-from-waste facilities could expose us to recourse liability on project debt. If we must perform under one or more of such guarantees, our liability for damages upon contract termination would be reduced by funds held in trust and proceeds from sales of the facilities securing the project debt and is presently not estimable. Depending upon the circumstances giving rise to such damages, the contractual terms of the applicable contracts, and the contract counterparty’s choice of remedy at the time a claim against a guarantee is made, the amounts owed pursuant to one or more of such guarantees could be greater than our then-available sources of funds. To date, we have not incurred material liabilities under such guarantees.

NOTE 22.	QUARTERLY DATA (UNAUDITED)

The following table present quarterly unaudited financial data for the periods presented on the consolidated statements of income (in thousands, except per share amounts):

	Calendar Quarter Ended
	March 31,		June 30,		September 30,		December 31,
Fiscal Quarter	2009	2008	2009	2008	2009	2008	2009	2008

Operating revenue	$358,760	$388,766	$375,786	$422,996	$408,709	$438,671	$407,212	$413,820
Operating income	3,192	30,765	61,332	76,529	70,979	88,083	60,332	60,588
Net (loss) income attributable to Covanta Holding Corporation	(651)	12,263	33,167	42,299	40,852	47,099	28,277	27,299
Earnings per share:
Basic	—	0.08	0.22	0.28	0.27	0.31	0.18	0.18
Diluted	—	0.08	0.21	0.27	0.26	0.30	0.18	0.18

NOTE 23.	SUBSEQUENT EVENTS

On February 1, 2010, we completed the acquisition transaction with Veolia Environmental Services North America Corp. by acquiring the 3,000 tpd energy-from-waste business in Miami-Dade, Florida for cash consideration of approximately $128.4 million. The consideration is subject to certain post-closing adjustments. We plan to record the preliminary purchase price allocation for this acquisition in the first quarter of 2010, which is expected to include working capital, an intangible asset related to a long-term operating contract, goodwill and assumed debt. This acquired business includes a long-term operating contract for this publicly-owned energy-from-waste facility with Miami-Dade County in Florida.

We have evaluated all significant activities through February 22, 2010 (the issue date of this report) and have concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to consolidated financial statements.

Schedule II — Valuation and Qualifying Accounts
Receivables Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expense	Accounts	Deductions	Period
			(In thousands)

For the year ended December 31, 2009
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$3,437	$2,240	$ —	$2,699	$2,978
Doubtful receivables — noncurrent	307	9	—	30	286

Total	$3,744	$2,249	$ —	$2,729	$3,264

For the year ended December 31, 2008
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$4,353	$1,821	$ —	$2,737	$3,437
Doubtful receivables — noncurrent	409	18	—	120	307

Total	$4,762	$1,839	$ —	$2,857	$3,744

For the year ended December 31, 2007
Allowances deducted in the balance sheet from the assets to which they apply:
Doubtful receivables — current	$4,469	$1,270	$ 19	$1,405	$4,353
Doubtful receivables — noncurrent	382	(80)	—	(107)	409

Total	$4,851	$1,190	$ 19	$1,298	$4,762

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2009. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2009 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 128. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page 129. Management has concluded that internal control over financial reporting is effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

In August 2009, we completed the acquisition of six energy-from-waste businesses and one transfer station business located in New York, Pennsylvania, California and Canada. As a result of the timing of the closing of this acquisition, a complete integration and analysis of the internal controls relating to the acquired businesses was not practicable for purposes of inclusion in our assessment. We will continue to evaluate the impact of the acquisition of these businesses on our system of internal controls over financial reporting. We have excluded these businesses from Management’s Report on Internal Control over Financial Reporting as of December 31, 2009.

There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Covanta’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2009, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment under the framework in Internal Control — Integrated Framework, Covanta’s management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

The assessment of and conclusion on the effectiveness of internal control over financial reporting by Covanta’s management did not include internal controls of the six energy-from-waste businesses and one transfer station business acquired from Veolia Environmental Services North America Corp., which are included in our 2009 consolidated financial statements and constituted 8% and 21% of total and net assets, respectively, as of December 31, 2009 and 3% and 2% of revenues and net income, respectively, for the year then ended. This acquisition was closed in August 2009 and a complete integration and analysis of the internal controls relating to the acquired businesses was not practicable for purposes of inclusion in our assessment. We will continue to evaluate the impact of the acquisition of these businesses on our system of internal controls over financial reporting. We have excluded these businesses from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009.

Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting. This report appears on page 129 of this report on Form 10-K for the year ended December 31, 2009.

/s/ Anthony J. Orlando
Anthony J. Orlando
President and Chief Executive Officer

/s/ Mark A. Pytosh
Mark A. Pytosh
Executive Vice President and Chief
Financial Officer

February 22, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Covanta Holding Corporation

We have audited Covanta Holding Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covanta Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the six energy-from-waste and one transfer station acquired from Veolia Environmental Services North America Corp., which are included in the 2009 consolidated financial statements of Covanta Holding Corporation and constituted 8% and 21% of total and net assets, respectively, as of December 31, 2009 and 3% and 2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Covanta Holding Corporation also did not include an evaluation of the internal control over financial reporting of the six energy-from-waste businesses and one transfer station acquired from Veolia Environmental Services North America Corp.

In our opinion, Covanta Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Covanta Holding Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
February 22, 2010

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated by reference herein from the discussion under Item 1. Business — Executive Officers of this Annual Report on Form 10-K. We have a Code of Conduct and Ethics for Senior Financial Officers and a Policy of Business Conduct. The Code of Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The Policy of Business Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Conduct and Ethics and the Policy of Business Conduct are posted on our website at www.covantaholding.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Conduct and Ethics or Policy of Business Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings “Election of Directors,” “Board Structure and Composition — Committees of the Board,” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference herein from the discussions under the headings “Compensation Committee Report,” “Board Structure and Composition — Compensation of the Board,” and “Executive Compensation” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Equity Compensation Plans

The following table sets forth information regarding the number of our securities which could be issued upon the exercise of outstanding options, the weighted average exercise price of those options in the 2004 and 1995 Stock and Incentive Plans and the number of securities remaining for future issuance under the 2004 Stock and Incentive Plan as of December 31, 2009. Upon adoption of the 2004 Stock and Incentive Plans, future issuances under the 1995 Stock and Incentive Plan were terminated. We do not have any equity compensation plans that have not been approved by our security holders.

		Weighted Average	Number of Securities Remaining
	Number of Securities to	Exercise Price of	Available for Future Issuance
	be Issued Upon Exercise	Outstanding	Under Equity Compensation
	of Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column A)
Plan Category	(A)	(B)	(C)

Equity Compensation Plans Approved By Security Holders	2,750,609	$18.43	6,331,961	(1)
Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A

TOTAL	2,750,609	$18.43	6,331,961

(1)	Of the 6,331,961 shares that remain available for future issuance, 6,109,627 shares are currently reserved for issuance under the equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated by reference herein from the discussions under the headings “Board Structure and Composition” and “Certain Relationships and Related Transactions” in the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference herein from the discussion under the heading “Independent Auditor Fees” in the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Covanta Holding Corporation:

Included in Part II of this Report:

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Equity for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements, for the years ended December 31, 2009, 2008 and 2007
Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of Covanta Holding Corporation for the years ended December 31, 2009, 2008 and 2007

(2) Financial Statement Schedules of Covanta Holding Corporation:

Included in Part II of this report: Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3) Exhibits:

EXHIBIT INDEX

Exhibit No.		Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2	.1†	Share Purchase Agreement by and among Covanta Holding Corporation and Veolia Environmental Services North America Corp. (incorporated herein by reference to Exhibit 2.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated July 3, 2009 and filed with the SEC on July 6, 2009).

Articles of Incorporation and By-Laws.

3	.1†	Restated Certificate of Incorporation of Covanta Holding Corporation (incorporated herein by reference to Exhibit 3.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 19, 2007 and filed with the SEC on January 19, 2007).

3	.2†	Amended and Restated Bylaws of Covanta Holding Corporation, effective May 7, 2009 (incorporated herein by reference to Exhibit 3.1(ii) of Covanta Holding Corporation’s Current Report on Form 8-K dated March 31, 2009 filed with the SEC on April 1, 2009).

Instruments Defining Rights of Security Holders, Including Indentures.

4	.1†	Specimen certificate representing shares of Covanta Holding Corporation’s common stock (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).

4	.2†	Registration Rights Agreement dated November 8, 2002 among Covanta Holding Corporation and SZ Investments, L.L.C. (incorporated herein by reference to Exhibit 10.6 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 27, 2002 and filed with the SEC on March 27, 2003).

4	.3†	Registration Rights Agreement between Covanta Holding Corporation, D.E. Shaw Laminar Portfolios, L.L.C., SZ Investments, L.L.C., and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series, dated December 2, 2003 (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 2, 2003 and filed with the SEC on December 5, 2003).

4	.4†	Form of Warrant Offering Agreement between Wells Fargo Bank, National Association and Covanta Holding Corporation (incorporated herein by reference to Exhibit 4.11 of Covanta Holding Corporation’s Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on December 19, 2005).

Exhibit No.		Description

4	.5†	Indenture dated as of January 18, 2007 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Registration Statement on Form S-3 (Reg. No. 333-140082) filed with the SEC on January 19, 2007).

4	.6†	First Supplemental Indenture dated as of January 31, 2007 between Covanta Holding Corporation and Wells Fargo Bank, National Association, as trustee (including the Form of Global Debenture) (incorporated herein by reference to Exhibit 4.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2007 and filed with the SEC on February 6, 2007).

4	.7†	Indenture dated May 22, 2009 by and among Covanta Holding Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

4	.8†	First Supplemental Indenture dated as of June 10, 2009 between Covanta Holding Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 15, 2009 and filed with the SEC on June 15, 2009).

Material Contracts.

10	.1†	Tax Sharing Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation, Covanta Energy Corporation, and Covanta Power International Holdings, Inc. (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).

10	.2†	Corporate Services and Expenses Reimbursement Agreement, dated as of March 10, 2004, by and between Covanta Holding Corporation and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.26 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).

10	.3†	Management Services and Reimbursement Agreement, dated March 10, 2004, among Covanta Energy Corporation, Covanta Energy Group, Inc., Covanta Projects, Inc., Covanta Power International Holdings, Inc., and certain Subsidiaries listed therein (incorporated herein by reference to Exhibit 10.30 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 15, 2004).

10	.4†*	Covanta Energy Savings Plan, as amended by December 2003 amendment (incorporated herein by reference to Exhibit 10.25 of Covanta Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 16, 2005).

10	.5†*	Covanta Holding Corporation Equity Award Plan for Directors, as amended (incorporated herein by reference to Exhibit B of Covanta Holding Corporation’s 2008 Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 1, 2008).

10	.6†*	Covanta Holding Corporation Equity Award Plan for Employees and Officers, as amended by the Board of Directors through February 26, 2009 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 12, 2009 and filed with the SEC on May 12, 2009).

10	.7†*	Form of Covanta Holding Corporation Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 4.3 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 7, 2008).

10	.8†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 4.4 of Covanta Holding Corporation’s Registration Statement on Form S-8 filed with the SEC on May 7, 2008).

10	.9†*	Covanta Holding Corporation 1995 Stock and Incentive Plan (as amended effective December 12, 2000 and as further amended effective July 24, 2002) (incorporated herein by reference to Appendix A to Covanta Holding Corporation’s Proxy Statement filed with the SEC on June 24, 2002).

10	.10†*	Employment Agreement, dated October 5, 2004, by and between Anthony J. Orlando and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).

10	.11†*	Employment Agreement, dated October 5, 2004, by and between Timothy J. Simpson and Covanta Projects, Inc., Covanta Energy Corporation and Covanta Holding Corporation (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated October 5, 2004 filed with the SEC on October 7, 2004).

Exhibit No.		Description

10	.12†*	Form of Covanta Holding Corporation Amendment to Stock Option Agreement for Employees and Officers (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 18, 2005 and filed with the SEC on March 24, 2005).

10	.13†	Summary Description of Covanta Holding Corporation Cash Bonus Program, dated February 2008 (incorporated herein by reference to Exhibit 10.14 of Covanta Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10	.14†	Amendment No. 1 to Tax Sharing Agreement, dated as of June 24, 2005, by and between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc., amending Tax Sharing Agreement between Covanta Holding Corporation, Covanta Energy Corporation and Covanta Power International Holdings, Inc. dated as of March 10, 2004 (incorporated herein by reference to Exhibit 10.8 of Covanta Holding Corporation’s Current Report on Form 8-K dated June 24, 2005 and filed with the SEC on June 30, 2005).

10	.15†*	Employment Agreement, dated October 5, 2004, by and between John Klett and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.7 of Covanta Energy Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004)

10	.16†*	Employment Agreement, dated October 5, 2004, by and between Seth Myones and Covanta Energy Corporation (incorporated herein by reference to Exhibit 10.9 of Covanta Energy Corporation’s Current Report on Form 8-K dated October 5, 2004 and filed with the SEC on October 7, 2004).

10	.17†*	Form of Amendment to Employment Agreement with

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

10	.18†	Rehabilitation Plan Implementation Agreement, dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).

10	.19†	Amendment to Rehabilitation Plan Implementation Agreement, accepted and agreed to on March 17, 2006 (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 17, 2006 and filed with the SEC on March 20, 2006).

10	.20†	Amendment to Agreement Regarding Closing (Exhibit A to the Rehabilitation Plan Implementation Agreement), dated January 10, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust, and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation, on the other hand (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).

10	.21†	Latent Deficiency Claims Administration Procedures Agreement (Exhibit B to the Rehabilitation Plan Implementation Agreement), dated January 11, 2006, by and between John Garamendi, Insurance Commissioner of the State of California, in his capacity as Trustee of the Mission Insurance Company Trust, the Mission National Insurance Company Trust and the Enterprise Insurance Company Trust, on the one hand, and Covanta Holding Corporation on the other hand (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated March 2, 2006 and filed with the SEC on March 6, 2006).

10	.22†*	Form of Covanta Holding Corporation Restricted Stock Award Agreement for Directors (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 31, 2006 and filed with the SEC on June 2, 2006).

Exhibit No.		Description

10	.23†*	Employment Agreement, dated as of August 17, 2006, among Covanta Holding Corporation, Covanta Energy Corporation and Mark A. Pytosh (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated August 17, 2006 and filed with the SEC on August 17, 2006).

10	.24†	Credit and Guaranty Agreement, dated as of February 9, 2007, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Revolving Issuing Bank and a Funded LC Issuing Bank, UBS AG, Stamford Branch, as a Funded LC Issuing Bank, Lehman Commercial Paper Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, and Bank of America, N.A. and Barclays Bank PLC, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).

10	.25†	Pledge and Security Agreement, dated as of February 9, 2007, between each of Covanta Energy Corporation and the other grantors party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).

10	.26†	Pledge Agreement, dated as of February 9, 2007, between Covanta Holding Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).

10	.27†	Intercompany Subordination Agreement, dated as of February 9, 2007, among Covanta Energy Corporation, Covanta Holding Corporation, certain subsidiaries of Covanta Energy Corporation, as Guarantor Subsidiaries, certain other subsidiaries of Covanta Energy Company, as Excluded Subsidiaries or Unrestricted Subsidiaries, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated February 9, 2007 and filed with the SEC on February 15, 2007).

10	.28†	Form of Covanta Holding Corporation Indemnification Agreement, entered into with each of the following: David M. Barse, Ronald J. Broglio, Peter C.B. Bynoe, Linda J. Fisher, Joseph M. Holsten, Richard L. Huber, Anthony J. Orlando, William C. Pate, Robert S. Silberman, Jean Smith, Clayton Yeutter, Samuel Zell, Mark A. Pytosh, Timothy J. Simpson, Thomas E. Bucks, John M. Klett and Seth Myones (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated December 6, 2007 and filed with the SEC on December 12, 2007.

10	.29†	Equity Commitment for Rights Offering between Covanta Holding Corporation and SZ Investments L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.2 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10	.30†	Equity Commitment for Rights Offering between Covanta Holding Corporation and EGI-Fund (05-07) Investors, L.L.C. dated February 1, 2005 (incorporated herein by reference to Exhibit 10.3 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10	.31†	Equity Commitment for Rights Offering between Covanta Holding Corporation and Third Avenue Trust, on behalf of The Third Avenue Value Fund Series dated February 1, 2005 (incorporated herein by reference to Exhibit 10.4 of Covanta Holding Corporation’s Current Report on Form 8-K dated January 31, 2005 and filed with the SEC on February 2, 2005).

10	.32†	Purchase Agreement dated May 18, 2009 by and among Covanta Holding Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the several initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

10	.33†	Form of Confirmation of Cash Convertible Note Hedge Transaction (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

10	.34†	Form of Confirmation of Warrant (incorporated herein by reference to Exhibit 10.1 of Covanta Holding Corporation’s Current Report on Form 8-K dated May 22, 2009 and filed with the SEC on May 22, 2009).

12.1		Computation of Ratio of Earnings to Fixed Charges.

21.1		List of Subsidiaries.

23.1		Consent of Independent Registered Public Accounting Firm of Covanta Holding Corporation and Subsidiaries: Ernst & Young LLP.

31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

Exhibit No.	Description

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Chief Executive Officer and the Chief Financial Officer of Covanta Holding Corporation.

†	Not filed herewith, but incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

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

Date: February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony J. Orlando Anthony J. Orlando	President and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2010

/s/ Mark A. Pytosh Mark A. Pytosh	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2010

/s/ Thomas E. Bucks Thomas E. Bucks	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2010

/s/ Samuel Zell Samuel Zell	Chairman of the Board	February 22, 2010

/s/ David M. Barse David M. Barse	Director	February 22, 2010

/s/ Ronald J. Broglio Ronald J. Broglio	Director	February 22, 2010

/s/ Peter C. B. Bynoe Peter C. B. Bynoe	Director	February 22, 2010

/s/ Linda J. Fisher Linda J. Fisher	Director	February 22, 2010

/s/ Joseph M. Holsten Joseph M. Holsten	Director	February 22, 2010

/s/ Richard L. Huber Richard L. Huber	Director	February 22, 2010

/s/ William C. Pate William C. Pate	Director	February 22, 2010

/s/ Robert S. Silberman Robert S. Silberman	Director	February 22, 2010

/s/ Jean Smith Jean Smith	Director	February 22, 2010

/s/ Clayton Yeutter Clayton Yeutter	Director	February 22, 2010