Form 10-Q
period 2010-03-31
COVANTA HOLDING CORP
filed 2010-04-21
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Applicable Only to Corporate Issuers:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at April 15, 2010
Common Stock, $0.10 par value	155,651,325 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Covanta Holding Corporation and its subsidiaries (“Covanta”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Covanta cautions investors that any forward-looking statements made by Covanta are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to Covanta include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A. Risk Factors of Covanta’s Annual Report on Form 10-K for the year ended December 31, 2009 and in other filings by Covanta with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$242,000	$206,269
Electricity and steam sales	149,246	141,869
Other operating revenues	25,549	10,622

Total operating revenues	416,795	358,760

OPERATING EXPENSES:
Plant operating expenses	304,226	256,042
Depreciation and amortization expense	49,922	51,498
Net interest expense on project debt	10,977	12,769
General and administrative expenses	26,189	25,515
Other operating expenses	23,510	9,744

Total operating expenses	414,824	355,568

Operating income	1,971	3,192

Other income (expense):
Investment income	586	1,028
Interest expense	(10,588)	(7,916)
Non-cash convertible debt related expense	(8,247)	(4,702)

Total other expenses	(18,249)	(11,590)

Loss before income tax benefit and equity in net income from unconsolidated investments	(16,278)	(8,398)
Income tax benefit	7,875	3,318
Equity in net income from unconsolidated investments	3,670	5,809

NET (LOSS) INCOME	(4,733)	729

Less: Net income attributable to noncontrolling interests in subsidiaries	(2,500)	(1,380)

NET LOSS ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(7,233)	$(651)

Weighted Average Common Shares Outstanding:
Basic	153,894	153,467

Diluted	153,894	153,467

Loss Per Share:
Basic	$(0.05)	$—

Diluted	$(0.05)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except per
	share amounts)

ASSETS
Current:
Cash and cash equivalents	$329,363	$433,683
Restricted funds held in trust	154,956	131,223
Receivables (less allowances of $3,060 and $2,978)	261,140	306,631
Unbilled service receivables	30,996	37,692
Deferred income taxes	6,126	9,509
Prepaid expenses and other current assets	134,467	126,139

Total Current Assets	917,048	1,044,877
Property, plant and equipment, net	2,587,143	2,582,841
Investments in fixed maturities at market (cost: $30,972 and $27,500, respectively)	31,635	28,142
Restricted funds held in trust	121,123	146,529
Unbilled service receivables	34,344	37,389
Waste, service and energy contracts, net	501,471	380,359
Other intangible assets, net	83,138	84,610
Goodwill	227,734	202,996
Investments in investees and joint ventures	122,935	120,173
Other assets	265,824	306,366

Total Assets	$4,892,395	$4,934,282

LIABILITIES AND EQUITY

Current:
Current portion of long-term debt	$6,801	$7,027
Current portion of project debt	229,028	191,993
Accounts payable	46,516	27,831
Deferred revenue	50,950	60,256
Accrued expenses and other current liabilities	221,100	217,721

Total Current Liabilities	554,395	504,828
Long-term debt	1,400,399	1,430,679
Project debt	726,880	767,371
Deferred income taxes	559,186	571,122
Waste and service contracts	98,187	101,353
Other liabilities	142,512	141,760

Total Liabilities	3,481,559	3,517,113

Commitments and Contingencies (Note 14)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 156,378 and 155,615 shares; outstanding 155,651 and 154,936 shares)	15,638	15,562
Additional paid-in capital	911,628	909,205
Accumulated other comprehensive income	6,154	7,443
Accumulated earnings	443,631	450,864
Treasury stock, at par	(73)	(68)

Total Covanta Holding Corporation stockholders’ equity	1,376,978	1,383,006

Noncontrolling interests in subsidiaries	33,858	34,163

Total Equity	1,410,836	1,417,169

Total Liabilities and Equity	$4,892,395	$4,934,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net (loss) income	$(4,733)	$729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,922	51,498
Amortization of long-term debt deferred financing costs	1,682	904
Amortization of debt premium and discount	(1,851)	(2,082)
Non-cash convertible debt related expense	8,247	4,702
Stock-based compensation expense	3,500	3,907
Equity in net income from unconsolidated investments	(3,670)	(5,809)
Dividends from unconsolidated investments	447	266
Deferred income taxes	(8,537)	(5,643)
Other, net	278	462
Increase in restricted funds held in trust	(6,140)	(9,413)
Change in working capital, net of effects of acquisitions	79,882	11,874

Net cash provided by operating activities	119,027	51,395

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	1,228	3,405
Purchase of investment securities	(6,411)	(3,779)
Purchase of property, plant and equipment	(37,982)	(26,833)
Purchase of equity interest	—	(1,083)
Acquisition of noncontrolling interests in subsidiaries	(2,000)	—
Acquisition of businesses, net of cash acquired	(128,254)	—
Loan issued to client community to fund certain facility improvements, net of repayments	(400)	(6,192)
Other, net	(10,440)	(238)

Net cash used in investing activities	(184,259)	(34,720)

FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,857)	(1,675)
Principal payments on project debt	(47,357)	(45,268)
Proceeds from borrowings on project debt	922	—
Decrease in restricted funds held in trust	15,488	4,321
Proceeds from the exercise of options for common stock, net	278	147
Financings of insurance premiums, net	(3,200)	(3,112)
Distributions to partners of noncontrolling interests in subsidiaries	(3,054)	(3,716)

Net cash used in financing activities	(38,780)	(49,303)

Effect of exchange rate changes on cash and cash equivalents	(308)	(293)

Net decrease in cash and cash equivalents	(104,320)	(32,921)
Cash and cash equivalents at beginning of period	433,683	192,393

Cash and cash equivalents at end of period	$329,363	$159,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, in thousands)

Balance as of December 31, 2009	155,615	$15,562	$909,205	$7,443	$450,864	679	$(68)	$34,163	$1,417,169
Stock-based compensation expense			3,500						3,500
Shares forfeited for terminated employees			5			48	(5)		—
Exercise of options to purchase common stock	37	3	275						278
Shares issued in non-vested stock award	726	73	(73)						—
Acquisition of noncontrolling interests in subsidiaries			(1,284)					(716)	(2,000)
Distributions to partners of noncontrolling interests in subsidiaries								(3,054)	(3,054)
Comprehensive income, net of income taxes:
Net (loss) income					(7,233)			2,500	(4,733)
Foreign currency translation				(1,391)				965	(426)
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $29				(74)					(74)
Net unrealized gain on available-for-sale securities, net of income tax expense of $70				176					176

Total comprehensive (loss) income				(1,289)	(7,233)			3,465	(5,057)

Balance as of March 31, 2010	156,378	$15,638	$911,628	$6,154	$443,631	727	$(73)	$33,858	$1,410,836

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, in thousands)

Balance as of December 31, 2008	154,797	$15,480	$832,595	$(8,205)	$349,219	517	$(52)	$35,014	$1,224,051
Stock-based compensation expense			3,907						3,907
Shares forfeited for terminated employees			1			8	(1)		—
Shares repurchased for tax withholdings for vested stock awards			(1,911)			140	(14)		(1,925)
Exercise of options to purchase common stock	25	3	144						147
Shares issued in non-vested stock award	684	68	(68)						—
Distributions to partners of noncontrolling interests in subsidiaries								(4,677)	(4,677)
Comprehensive income, net of income taxes:
Net (loss) income					(651)			1,380	729
Foreign currency translation				(1,801)				(530)	(2,331)
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $17				(42)					(42)
Net unrealized loss on available-for-sale securities, net of income tax benefit of $114				(284)					(284)

Total comprehensive (loss) income				(2,127)	(651)			850	(1,928)

Balance as of March 31, 2009	155,506	$15,551	$834,668	$(10,332)	$348,568	665	$(67)	$31,187	$1,219,575

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

We own, have equity investments in, and/or operate 65 energy generation facilities, 57 of which are in the Americas and eight of which are located outside the Americas. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, four landfills, which we use primarily for ash disposal, and several waste transfer stations. We have two reportable segments, Americas and International. The Americas segment is comprised of waste and energy services operations primarily in the United States and Canada. The International segment is comprised of international waste and energy services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our financial statements. All intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2010. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”).

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard related to multiple-deliverable revenue arrangements which we are required to adopt by January 1, 2011, although earlier application is permitted. The standard provides amendments to criteria for separating consideration in multiple element arrangements. As a result, multiple deliverable arrangements generally will be separated in more circumstances than under existing U.S. GAAP. We are currently evaluating the potential effects of this standard (which may be adopted either on a prospective or retrospective basis) on our condensed consolidated financial statements.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisitions and Business Development

Americas

Covanta Huntington Limited Partnership

In March 2010, for cash consideration of $2.0 million, we acquired a nominal limited partnership interest held by a third party in Covanta Huntington Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Huntington, New York.

Honolulu Energy-from-Waste Facility

We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facility’s waste processing capacity from 2,160 tons per day (“tpd”) to 3,060 tpd and to increase gross electricity capacity from 57 megawatts (“MW”) to 90 MW. The agreements also extend the contract term by 20 years. The $302 million expansion project is a fixed-price construction contract which will be funded and owned by the City and County of Honolulu. Environmental and other project-related permits have been received and expansion construction has commenced.

Veolia Energy-from-Waste Businesses

We completed the following transactions with Veolia Environmental Services North America Corp. (collectively referred to as the “Veolia EfW Acquisition”). The acquired businesses have a combined capacity of 9,600 tpd. Each of the operations acquired includes a long-term operating contract with their respective municipal client. Six of the energy-from-waste facilities and the transfer station are publicly-owned facilities.

•	Between August 2009 and February 2010, we acquired one transfer station business and seven energy-from-waste businesses located in New York, Pennsylvania, California, Florida and British Columbia. We paid cash consideration of $259.3 million in August 2009 for six energy-from-waste businesses and one transfer station, and in February 2010, we paid $128.3 million for the seventh energy-from-waste business.
•	The businesses acquired in August 2009 included a majority ownership stake in one energy-from-waste facility and in November 2009, we acquired the remaining ownership stake in that facility for cash consideration of $23.7 million.

The cash consideration is subject to certain post-closing adjustments. The preliminary purchase price allocation included $139.8 million of property, plant and equipment, $329.2 million of intangible assets related to long-term operating contracts at each acquired Veolia business except for the facility which we own, $24.7 million related to goodwill and $113.9 million of assumed debt. The acquired intangible assets will be amortized over an average remaining useful facility life of 31 years. The preliminary purchase price allocation of the businesses acquired was based on estimates and assumptions, any changes to which could affect the reported amounts of assets and liabilities resulting from this acquisition.

Detroit Michigan Energy-from-Waste Facility

On June 30, 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tpd energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired. Effective June 30, 2009, we entered into the following transactions, which extended our interest in the Detroit Facility:

•	A newly-formed Covanta subsidiary purchased an undivided 30% owner-participant interest in the Detroit Facility for total cash consideration of $7.9 million.
•	We entered into an operating and maintenance agreement with owners of the Detroit Facility, pursuant to which we will operate, maintain and provide certain other services for a term of one year. Under this agreement, we will earn a fixed fee and pass through to the owners of the Detroit Facility (or pay from the project revenues) all expenses associated with operations and maintenance of the facility. After paying all expenses, excess net revenues flow to the owners.
•	The project company entered into a waste disposal agreement with GDRRA pursuant to which we will dispose of the waste of the City of Detroit for a term of at least one year. The term of the waste disposal agreement will automatically renew for successive one year terms unless either party provides advance written notice of termination in accordance with the provisions thereof. In addition, as an owner-participant we have the right, on one or more occasions, to call upon GDRRA to deliver the waste of the City of Detroit to the Detroit Facility at market-based rates. The call right continues for the duration of the participation agreements which expire in 2035, and the City of Detroit stands behind GDRRA’s waste delivery obligation following exercise of the call until 2021.

In December 2009, we entered into a short-term steam agreement for the Detroit Facility which remains in effect until June 2010. Negotiations with all stakeholders are in progress for arrangements to continue operating the Detroit Facility beyond June 30, 2010. Securing a long-term steam agreement with appropriate pricing remains an important factor to the overall Detroit Facility long-term economic viability.

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

Alternative Energy Technology Development

We have entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Licensing fees and demonstration unit purchases aggregated $1.6 million during the quarter ended March 31, 2010 and, $4.7 million and $6.5 million during the years ended December 31, 2009 and 2008, respectively.

Harrisburg Energy-from-Waste Facility

In February 2008, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we have a right of first refusal to purchase the facility. We also have agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, which are expected to be completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We have advanced $21.7 million, of which $19.8 million is outstanding as of March 31, 2010 under this funding arrangement. The first three repayment installments under this funding arrangement have been paid, but the repayment installment of $0.6 million which was due to us on April 1, 2010 has not been paid, and the City of Harrisburg has requested a forbearance period. We are discussing the proposed terms of the forbearance period with representatives of the City and certain other stakeholders. The City of Harrisburg is in a precarious financial condition with substantial obligations, and it has reported consideration of various future options (including seeking bankruptcy protection). We intend to work with the City of Harrisburg and other stakeholders to maintain our position in the project and to protect the recovery of our advance.

Hillsborough County Energy-from-Waste Facility

In 2005, we entered into agreements with Hillsborough County to implement a 600 tpd expansion of this energy-from-waste facility, and to extend the agreement under which we operate the facility through 2027. During the third quarter of 2009, construction of the expansion was successfully completed and commercial operation commenced.

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

Dublin Joint Venture

On September 6, 2007, we entered into agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of €350 million. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. Dublin Waste to Energy Limited has a 25 year tip fee type contract to provide disposal service for 320,000 metric tons of waste annually, representing approximately 50% of the facility’s processing capacity. The project is expected to sell electricity into the local electricity grid. A portion of the electricity is expected to be eligible for a preferential renewable tariff. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We expect to fund construction through existing sources of liquidity, and effect project financing as the project progresses. The primary approvals and licenses for the project have been obtained and construction commenced in December 2009. The parties are working to satisfy remaining conditions and obtain remaining approvals for the balance of construction activity, pending receipt of which we expect to curtail project spending.

NOTE 4. LOSS PER SHARE

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

	For the Three Months
	Ended March 31,
	2010	2009

Net loss attributable to Covanta Holding Corporation	$(7,233)	$(651)

Basic earnings per share:
Weighted average basic common shares outstanding	153,894	153,467

Basic loss per share	$(0.05)	$—

Diluted earnings per share:
Weighted average basic common shares outstanding	153,894	153,467
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock	—	—
Dilutive effect of convertible debentures	—	—
Dilutive effect of warrants	—	—

Weighted average diluted common shares outstanding	153,894	153,467

Diluted loss per share	$(0.05)	$—

Stock options excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	1,915	2,026

Restricted stock awards excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	1,327	1,128

Restricted stock units excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	986	—

Warrants excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	24,803	—

On May 22, 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014. These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price of the warrants. As of March 31, 2010, the warrants did not have a dilutive effect on earnings per share.

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027 (“Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price before February 1, 2025. As of March 31, 2010, the Debentures did not have a dilutive effect on earnings per share.

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

	Reportable Segments
	Americas	International	All Other(1)	Total

Three Months Ended March 31, 2010:
Operating revenues	$357,287	$54,774	$4,734	$416,795
Operating income (loss)	1,727	(247)	491	1,971
Three Months Ended March 31, 2009:
Operating revenues	$313,173	$41,537	$4,050	$358,760
Operating income (loss)	4,435	(859)	(384)	3,192

(1)	All other is comprised of our insurance subsidiaries’ operations.

NOTE 6. CHANGES IN CAPITALIZATION

Short-Term Liquidity

The credit facilities are comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of March 31, 2010, we were in compliance with all required covenants and had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	March 31, 2010	March 31, 2010

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$295,339	$24,661

(1)	Up to $200 million of which may be utilized for letters of credit.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	March 31,	December 31,
	2010	2009

3.25% Cash Convertible Senior Notes due 2014	$460,000	$460,000
Debt discount related to Cash Convertible Senior Notes	(107,359)	(112,475)
Cash conversion option derivative at fair value	89,785	128,603

3.25% Cash Convertible Senior Notes, net	442,426	476,128

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Convertible Debentures	(39,988)	(45,042)

1.00% Senior Convertible Debentures, net	333,762	328,708

Term Loan Facility due 2014	630,500	632,125
Other long-term debt	512	745

Total	1,407,200	1,437,706
Less: current portion	(6,801)	(7,027)

Total long-term debt	$1,400,399	$1,430,679

3.25% Cash Convertible Senior Notes due 2014 (“Notes”)

Under limited circumstances, the Notes are convertible by the holders thereof into cash only, based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $18.55 per share) subject to certain customary adjustments as provided in the indenture for the Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances.

For specific criteria related to contingent interest, conversion or redemption features of the Notes and details related to the cash conversion option, cash convertible note hedge and warrants related to the Notes, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the Notes, see Note 12. Derivative Instruments.

1.00% Senior Convertible Debentures due 2027

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share) or 13,253,867 issuable shares. As of March 31, 2010, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature related to the Debentures, see Note 12. Derivative Instruments.

Debt discount for the Debentures and the Notes

The debt discount related to the Debentures and the debt discount related to the Notes is accreted over their respective terms and recognized as non-cash convertible debt related expense.

The following table details the amount of the accretion of debt discount as of March 31, 2010 included or expected to be included in our condensed consolidated financial statements for each of the periods indicated (in millions):

	Three Months ended	Remainder of	For the Years Ended
	March 31, 2010	2010	2011	2012	2013	2014

Non-cash convertible debt discount expense for the Notes	$5.1	$16.2	$23.5	$26.0	$28.8	$12.9
Non-cash convertible debt discount expense for the Debentures (1)	$5.1	$15.7	$22.3	$1.9	$—	$—

(1)	The Debentures mature on February 1, 2027. At our option, the Debentures are subject to redemption at any time on or after February 1, 2012, in whole or in part. In addition, holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017, and February 1, 2022, in whole or in part. For purposes of the accretion of the debt discount related to the Debentures, we have assumed that the Debentures will be repurchased pursuant to the holders’ option on February 1, 2012. For information detailing the redemption features of the Debentures, see Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

Equity

During the three months ended March 31, 2010, we granted 725,693 restricted stock awards. For information related to stock-based award plans, see Note 10. Stock-Based Compensation. During the three months ended March 31, 2010, we did not repurchase shares of our common stock.

During the three months ended March 31, 2009, we repurchased 139,762 shares of our common stock in connection with tax withholdings for vested stock awards.

NOTE 7. INCOME TAXES

We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

We currently estimate our annual effective tax rate for the year ended December 31, 2010 to be approximately 42.4%. The increase in the estimated annual effective tax rate for 2010 was primarily a result of the sunset of eligibility for production tax credits at some of our biomass facilities. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 48.4% and 39.5% for the three months ended March 31, 2010 and 2009, respectively. The liability for uncertain tax positions, exclusive of interest and penalties, was $131.6 million and $131.2 million as of March 31, 2010 and December 31, 2009, respectively. Liabilities for uncertain tax positions increased by approximately $0.4 million during the three months ended March 31, 2010. Included in the balance of unrecognized tax benefits as of March 31, 2010 are potential benefits of $115.1 million that, if recognized, would impact the effective tax rate.

For the three months ended March 31, 2010 and 2009, we recognized a benefit of $1.7 million and an expense of $0.03 million, respectively, of interest and penalties on uncertain tax positions. As of March 31, 2010 and December 31, 2009,

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

we had accrued interest and penalties associated with liabilities for unrecognized tax positions of $6.8 million and $8.4 million, respectively. We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision.

As issues are examined by the Internal Revenue Service (“IRS”) and state auditors, we may decide to adjust the existing liability for uncertain tax positions for issues that were not deemed an exposure at the time we adopted accounting standards related to the accounting for uncertainty in income taxes. Accordingly, we will continue to monitor the results of audits and adjust the liability as needed. Federal income tax returns for Covanta Energy are closed for the years through 2003. However, to the extent NOLs are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

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

We had consolidated federal NOLs estimated to be approximately $545 million for federal income tax purposes as of December 31, 2009, based on the tax returns as filed. The federal NOLs will expire in various amounts from December 31, 2011 through December 31, 2028, if not used. Current forecasts indicate we will utilize consolidated federal NOLs in 2010 which will otherwise expire in 2011. In addition to the consolidated federal NOLs, as of December 31, 2009, we had state NOL carryforwards of approximately $264.7 million, which expire between 2011 and 2027, capital loss carryforwards of $0.2 million expiring in 2013, and additional federal credit carryforwards of $47.5 million. These deferred tax assets are offset by a valuation allowance of $20.5 million.

In March, 2010, U.S. Federal legislation enacted the Patient Protection and Affordable Care Act (“PPACA”) as well as a companion bill, the Health Care and Education Reconciliation Act of 2010 (“the Reconciliation Act”). As a result of enactment of the PPACA and the Reconciliation Act (collectively, the “Acts”), employers receiving the Medicare Part D subsidy will recognize a deferred tax charge for the reduction in deductibility of postretirement prescription drug coverage for eligible retirees. The resulting deferred tax charge from enactment of the Acts was recognized in the results for March 31, 2010. This charge was not material to our condensed consolidated financial statements.

For further information, refer to Note 16. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

NOTE 8. SUPPLEMENTARY INFORMATION

Operating Revenues

The components of waste and service revenues are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Waste and service revenues unrelated to project debt	$220,757	$186,680
Revenue earned explicitly to service project debt-principal	16,392	13,719
Revenue earned explicitly to service project debt-interest	4,851	5,870

Total waste and service revenues	$242,000	$206,269

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the final year(s) of a contract, cash may be utilized from available debt service reserve accounts to pay remaining principal amounts due to project bondholders and such amounts are no longer billed to or paid by municipalities. Generally, therefore, in the last year of the applicable agreement, little or no cash is received from municipalities relating to project debt, while our levelized service revenue continues to be recognized until the expiration date of the term of the agreement.

Our independent power production facilities in India generate electricity and steam explicitly for specific purchasers and as such, these agreements are considered lease arrangements. Electricity and steam sales included lease income from our international business of $43.5 million and $32.3 million for the three months ended March 31, 2010 and 2009, respectively.

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $20.5 million and $14.8 million for the three months ended March 31, 2010 and 2009, respectively.

Other operating expenses

The components of other operating expenses are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Construction costs	$20,485	$5,346
Insurance subsidiary operating expenses (1)	4,070	3,813
Foreign exchange (gain) loss	(1,008)	505
Other	(37)	80

Total other operating expenses	$23,510	$9,744

(1)	Insurance subsidiary operating expenses are primarily comprised of increased incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

Amortization of waste, service and energy contracts

Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their remaining useful lives. The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of March 31, 2010 included or expected to be included in our condensed consolidated statement of income for each of the years indicated (in thousands):

	Waste, Service and	Waste and Service
	Energy Contracts	Contracts
	(Amortization Expense)	(Contra-Expense)

Three Months ended March 31, 2010	$10,278	$(3,166)

Remainder of 2010	$30,258	$(9,555)
2011	37,730	(12,408)
2012	35,636	(12,412)
2013	32,026	(12,390)
2014	29,135	(12,500)
2015	25,800	(8,188)
Thereafter	310,886	(30,734)

Total	$501,471	$(98,187)

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-Cash Convertible Debt Related Expense

The components of non-cash convertible debt related expense are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Debt discount accretion related to the Debentures	$5,054	$4,702
Debt discount accretion related to the Notes	5,116	—
Fair value changes related to the Note Hedge	36,896	—
Fair value changes related to the Cash Conversion Option	(38,819)	—

Total non-cash convertible debt related expense	$8,247	$4,702

Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Comprehensive (loss) income, net of income taxes:
Net loss attributable to Covanta Holding Corporation	$(7,233)	$(651)

Foreign currency translation	(1,391)	(1,801)
Pension and other postretirement plan unrecognized net loss	(74)	(42)
Net unrealized gain (loss) on available-for-sale securities	176	(284)

Other comprehensive loss attributable to Covanta Holding Corporation	(1,289)	(2,127)

Comprehensive loss attributable to Covanta Holding Corporation	$(8,522)	$(2,778)

Net income attributable to noncontrolling interests in subsidiaries	$2,500	$1,380
Other comprehensive gain (loss) — Foreign currency translation	965	(530)

Comprehensive income attributable to noncontrolling interests in subsidiaries	$3,465	$850

Goodwill

The following table details the changes in the carrying value of goodwill (in thousands):

Total

Balance as of December 31, 2009	$202,996
Veolia EfW Acquisition (See Note 3)	24,738

Balance as of March 31, 2010	$227,734

NOTE 9. BENEFIT OBLIGATIONS

Pension and Other Benefit Obligations

The components of net periodic benefit costs are as follows (in thousands):

			Other Post-
			Retirement
	Pension Benefits		Benefits
	For the Three Months Ended March 31,
	2010	2009	2010	2009

Service cost	$—	$—	$—	$—
Interest cost	1,056	1,197	119	122
Expected return on plan assets	(1,237)	(975)	—	—
Amortization of net prior service cost	(82)	19	—	—
Amortization of actuarial gain	(15)	(46)	(25)	(37)

Net periodic benefit cost	$(278)	$195	$94	$85

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Contribution Plans

Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to all defined contribution plans were $4.9 million and $4.4 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 10. STOCK-BASED COMPENSATION

Compensation expense related to our stock-based awards totaled $3.5 million and $3.9 million during the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, we awarded certain employees 725,693 shares of restricted stock awards. The restricted stock awards will be expensed over the requisite service period, subject to an assumed ten percent forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the awards vest during March of 2011, 2012 and 2013.

During the three months ended March 31, 2010, we adopted a Growth Equity Plan, which is to be used for awards pursuant to our Equity Award Plan for Employees and Officers. The Growth Equity Plan provides for the award of restricted stock units (“RSU”) to certain employees in connection with specified growth-based acquisitions that have been completed or development projects that have commenced. We awarded certain employees 1,085,040 shares of restricted stock units under the Growth Equity Plan.

The Growth Equity Plan provides that as of the award date of the restricted stock units, the Compensation Committee shall determine the net present value of cash flows for the applicable acquisitions or development projects (“Projected NPV”). Vesting of such awards will not occur until at least three years have passed following an acquisition and upon the later of three years from the grant date or one year following the commencement of commercial operations for development projects. Upon the vesting date, the Compensation Committee will re-calculate the net present values from cash flows (“Bring Down NPV”). If the ratio of the Bring Down NPV to the Projected NPV is greater than 95% all of the RSUs related to the particular project will vest. If the ratio is less than 95%, the number of RSUs originally issued will be proportionately reduced.

As of March 31, 2010, we had approximately $18.6 million, $12.0 million and $2.6 million of unrecognized compensation expense related to our unvested restricted stock awards, restricted stock units, and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of approximately 2 years for our unvested restricted stock awards, approximately 4 years for our unvested restricted stock units and approximately 2 years for our unvested stock options.

NOTE 11. FINANCIAL INSTRUMENTS

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of March 31, 2010. However, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2010, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of March 31, 2010:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of March 31, 2010		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$77,615	$77,615	$77,615	$—	$—
Money market funds	251,748	251,748	251,748	—	—

Total cash and cash equivalents:	329,363	329,363	329,363	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	23,805	23,791	23,791	—	—
Money market funds	147,809	147,842	147,842	—	—
U.S. Treasury/Agency obligations (a)	41,552	41,552	41,552	—	—
State and municipal obligations	10,253	10,253	10,253	—	—
Commercial paper/Guaranteed investment contracts/ Repurchase agreements	52,660	52,660	52,660	—	—

Total restricted funds held in trust:	276,079	276,098	276,098	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (b)	20,253	20,244	20,244	—	—
Money market funds (c)	7,557	7,557	7,557	—	—
U.S. Agency obligations (c)	1,629	1,629	1,629	—	—

Total restricted funds other:	29,439	29,430	29,430	—	—
Investments:
Marketable securities available for sale (c)	300	300	300	—	—
Mutual and bond funds (b)	2,214	2,343	2,343	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	14,810	14,810	14,810	—	—
Residential mortgage-backed securities (d)	3,197	3,197	3,197	—	—
Corporate investments (d)	12,302	12,302	12,302	—	—
Other government obligations (d)	1,326	1,326	1,326	—	—
Equity securities (c)	897	897	897	—	—

Total investments:	35,046	35,175	35,175	—	—
Derivative Asset — Note Hedge	86,647	86,647	—	86,647	—

Total assets:	$756,574	$756,713	$670,066	$86,647	$—

Liabilities:
Derivative Liability — Cash Conversion Option	$89,785	$89,785	$—	$89,785	$—
Derivative Liabilities — Contingent interest features of the Debentures and Notes	0	0	—	0	—

Total liabilities:	$89,785	$89,785	$—	$89,785	$—

Financial Instruments Recorded at Carrying Amount:

Assets:
Accounts receivables (e)	$288,984	$288,984
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,317,415	$1,301,036
Project debt	$955,908	$972,324

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(e)	Includes $30.6 million of noncurrent receivables in other noncurrent assets.

Investments

Our insurance subsidiaries’ fixed maturity debt and equity securities portfolio are classified as “available-for-sale” and are carried at fair value. Equity securities that are traded on a national securities exchange are stated at the last reported sales price on the day of valuation. Debt securities values are determined by third party matrix pricing based on the last days trading activity. Changes in fair values are credited or charged directly to Accumulated Other Comprehensive Income (“AOCI”) in the condensed consolidated statements of equity as unrealized gains or losses, respectively. Investment gains or losses realized on the sale of securities are determined using the specific identification method. Realized gains and losses are recognized in the condensed consolidated statements of income based on the amortized cost of fixed maturities and the cost basis for equity securities on the date of trade, subject to any previous adjustments for other-than-temporary declines.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other-than-temporary declines in fair value are recorded as realized losses in the condensed consolidated statements of income to the extent they relate to credit losses, and to AOCI to the extent they are related to other factors. The cost basis of the security is also reduced. We consider the following factors in determining whether declines in the fair value of securities are other-than-temporary:

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

The cost or amortized cost, unrealized gains, unrealized losses and the fair value of our investments categorized by type of security, were as follows (in thousands):

	As of March 31, 2010
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$300	$—	$—	$300
Equity securities — insurance business	732	168	3	897

Total current investments	$1,032	$168	$3	$1,197

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$315	$2	$—	$317
U.S. government agencies	14,274	245	26	14,493
Residential mortgage-backed	3,109	88	—	3,197
Corporate	11,932	410	40	12,302
Other government obligations	1,342	—	16	1,326

Total fixed maturities — insurance business	30,972	745	82	31,635
Mutual and bond funds	2,214	129	—	2,343

Total noncurrent investments	$33,186	$874	$82	$33,978

	As of December 31, 2009
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$300	$—	$—	$300
Equity securities — insurance business	732	150	11	871

Total current investments	$1,032	$150	$11	$1,171

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$315	$6	$—	$321
U.S. government agencies	13,157	257	9	13,405
Residential mortgage-backed	5,150	74	21	5,203
Corporate	8,878	337	2	9,213

Total fixed maturities — insurance business	27,500	674	32	28,142
Mutual and bond funds	1,802	303	—	2,105

Total noncurrent investments	$29,302	$977	$32	$30,247

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Fair	Unrealized	Fair	Unrealized
Description of Investments	Value	Losses	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$1,974	$26	$341	$9
Federal agency mortgage-backed securities	—	—	1,503	21
Other government obligations	1,326	16	—	—
Corporate bonds	3,029	40	100	2

Total fixed maturities	6,329	82	1,944	32
Equity securities	121	3	94	11

Total temporarily impaired investments	$6,450	$85	$2,038	$43

The number of U.S. Treasury and federal agency obligations, mortgage-backed securities, other government obligations, and corporate bonds temporarily impaired are 2, 0, 2, and 6, respectively. As of March 31, 2010, all of the temporarily impaired fixed maturity investments had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 10.1%, and 18.5% of the total fixed maturities as of March 31, 2010 and December 31, 2009, respectively. Our MBS holdings are issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”) all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in thousands):

	As of March 31, 2010
	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$11,331	$11,535
Over one year to five years	15,900	16,398
Over five years to ten years	2,391	2,373
More than ten years	1,350	1,329

Total fixed maturities	$30,972	$31,635

The following reflects the change in net unrealized gain (loss) on available-for-sale securities included as a separate component of accumulated AOCI in the condensed consolidated statements of equity (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Fixed maturities, net	$21	$(97)
Equity securities, net	26	(145)
Mutual and bond funds	129	(42)

Change in net unrealized gain (loss) on investments	$176	$(284)

The components of net unrealized gain (loss) on available-for-sale securities consist of the following (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Net unrealized holding gain (loss) on available-for-sale securities arising during the period	$176	$(290)
Reclassification adjustment for net realized losses on available-for-sale securities included in net income	—	6

Net unrealized gain (loss) on available-for-sale securities	$176	$(284)

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

Derivative Instruments Not Designated		Fair Value as of
As Hedging Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009
		(In thousands)

Asset Derivatives:
Note Hedge	Other noncurrent assets	$86,647	$123,543
Liability Derivatives:
Cash Conversion Option	Long-term debt	$89,785	$128,603
Contingent interest features of the Debentures and Notes	Other noncurrent liabilities	$0	$0

Effect on Income of		Amount of Gain or (Loss)
Derivative Instruments	Location of Gain or (Loss)	Recognized in Income on Derivative
Not Designated	Recognized in Income on	For the Three Months Ended March 31,
As Hedging Instruments	Derivatives	2010	2009
		(In thousands)

Note Hedge	Non-cash convertible debt related expense	$(36,896)	$—
Cash Conversion Option	Non-cash convertible debt related expense	38,818	—
Contingent interest features of the Debentures and Notes	Non-cash convertible debt related expense	—	—

Effect on income of derivative instruments not designated as hedging instruments		$1,922	$—

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

We expect the gain or loss associated with changes to the valuation of the Note Hedge to substantially offset the gain or loss associated with changes to the valuation of the Cash Conversion Option. However, they will not be completely offsetting as a result of changes in the credit valuation adjustment related to the Note Hedge. Our most significant credit exposure arises from the Note Hedge. The fair value of the Note Hedge reflects the maximum loss that would be incurred should the Option Counterparties fail to perform according to the terms of the Note Hedge agreement. For specific details related to the Cash Conversion Option, Note Hedge and contingent interest features of the Notes, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

Contingent Interest feature of the 1.00% Senior Convertible Debentures

The contingent interest feature in the Debentures is an embedded derivative instrument. The first contingent cash interest payment period would not commence until February 1, 2012. For specific criteria related to the contingent interest features of the Debentures, refer to Note 11 and Note 14 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 13. RELATED-PARTY TRANSACTIONS

We hold a 26% investment in Quezon Power, Inc. (“Quezon”). We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our statements of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the three months ended March 31, 2010 and 2009, we collected $7.6 million and $5.2 million, respectively, for the operation and maintenance of the facility. As of March 31, 2010 and December 31, 2009, the net amount due to Quezon was $4.3 million and $5.0 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

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

Other Matters

Other commitments as of March 31, 2010 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$302,227	$5,542	$296,685
Surety bonds	111,471	—	111,471

Total other commitments — net	$413,698	$5,542	$408,156

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

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

The surety bonds listed on the table above relate primarily to performance obligations ($100.7 million) and support for closure obligations of various energy projects when such projects cease operating ($10.8 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries. The following discussion addresses our financial condition as of March 31, 2010 and our results of operations for the three months ended March 31, 2010, compared with the same period last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2009 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2009 to which the reader is directed for additional information.

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

OVERVIEW

We are a leading developer, owner and operator of infrastructure for the conversion of waste to energy (known as “energy-from-waste” or “EfW”), as well as other waste disposal and renewable energy production businesses in the Americas, Europe and Asia. Our reportable segments are Americas and International. We are organized as a holding company and conduct all of our operations through subsidiaries which are engaged predominantly in the businesses of waste and energy services. We also engage in the independent power production business outside the Americas.

As of March 31, 2010, we owned, had equity investments in, and/or operate 65 energy generation facilities, 57 of which were in the Americas and eight of which were located outside the Americas. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two ash fills and two landfills, which we use primarily for ash disposal, and 13 waste transfer stations.

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

In order to create new business opportunities and benefits and enhance stockholder value, we are actively engaged in the current discussion among policy makers in the United States regarding the benefits of energy-from-waste and the reduction of our dependence on landfilling for waste disposal and fossil fuels for energy. Given the ongoing global economic slowdown and related unemployment, policy makers are also expected to focus on economic stimulus, job creation, and energy security. We believe that the construction and permanent jobs created by additional energy-from-waste development represent the type of “green jobs” that are consistent with this focus. The extent to which we are successful in growing our business will depend in part on our ability to effectively communicate the benefits of energy-from-waste to public planners seeking waste disposal solutions and to policy makers seeking to encourage renewable energy technologies (and the associated jobs) as viable alternatives to reliance on fossil fuels as a source of energy.

The United States Congress is currently debating proposals designed to encourage two broad policy objectives: increased renewable energy generation, and reduction of fossil fuel usage and related GHG emissions. The United States House of Representatives passed a bill known as the America Clean Energy and Security Act of 2009 (“ACES”) which addresses both policy objectives, by means of a phased-in national renewable energy standard and a “cap-and-trade” system to reduce GHG emissions. Energy-from-waste and biomass have generally been included in the ACES bill to be among the technologies that help to achieve both policy objectives. Similar legislation has been introduced in the United States Senate. While legislation is far from final and a vigorous debate is expected when the House of Representatives and Senate bills are reconciled, the direction of Congressional efforts to date lead us to believe legislation might be passed that could create additional growth opportunities for our business and increase energy revenue from existing facilities.

Factors Affecting Business Conditions and Financial Results

Market Pricing for Waste, Energy and Metal — Global and regional economy activity, as well as technological advances, regulations and a variety of other factors, will affect market supply and demand and therefore prices for waste disposal services, energy (including electricity and steam) and other commodities such as scrap metal. As market prices for waste disposal, electricity, steam and recycled metal rise it benefits our existing business as well as our prospects for growth through expansions or new development. Conversely, market price declines for these services and commodities will adversely affect both our existing business and growth prospects.

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

Segment	Business Description

Americas	Our business in the Americas is comprised primarily of energy-from-waste projects. For all of these projects, we earn revenue from two primary sources: fees charged for operating projects or processing waste received and payments for electricity and steam sales. We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste and ash disposal fees or operating fees. In addition, we own and in some cases operate, other renewable energy projects primarily in the United States which generate electricity from wood waste (biomass), landfill gas, and hydroelectric resources. The electricity from these other renewable energy projects is sold to utilities. We may receive additional revenue from construction activity during periods when we are constructing new facilities or expanding existing facilities.

International	We have ownership interests in and/or operate facilities internationally, including independent power production facilities in the Philippines, Bangladesh, China and India where we generate electricity by combusting coal, natural gas and heavy fuel-oil, and energy-from-waste facilities in China and Italy. We are constructing energy-from-waste facilities in Ireland and China. We earn revenue from operating fees, waste processing fees, electricity and steam sales, construction activities, and in some cases, we receive cash from equity distributions.

Contract Structures

Most of our energy-from-waste projects were developed and structured contractually as part of competitive procurement processes conducted by municipal entities. As a result, many of these projects have common features. However, each service agreement is different reflecting the specific needs and concerns of a client community, applicable regulatory requirements and other factors. Often, we design the facility, help to arrange for financing and then we either construct and equip the facility on a fixed price and schedule basis, or we undertake an alternative role, such as construction management, if that better meets the goals of our municipal client. Following construction and during operations, we earn revenue from two primary sources: fees we receive for operating projects or for processing waste received, and payments we earn for electricity and/or steam we sell. Typical features of these agreements are as follows:

	Current
	number of	Fees for operating projects or for	Payments for electricity
Contract types	projects	processing waste received	and/or steam we sell

Service Fee	29	We charge a fixed fee (which adjusts over time pursuant to contractual indices that we believe are appropriate to reflect price inflation) for operation and maintenance services provided to these energy-from-waste projects. At projects that we own and where project debt is in place, a portion of our fee is dedicated to project debt service. Our contracts at Service Fee projects provide revenue that does not materially vary based on the amount of waste processed or energy generated and as such is relatively stable for the contract term. (29 Americas segment Service Fee projects).	At most of our Service Fee projects, the operating subsidiary retains only a fraction of the energy revenues generated, with the balance (generally 90%) used to provide a credit to the municipal client against its disposal costs. Therefore, in these projects, the municipal client derives most of the benefit and risk of energy production and changing energy prices.

Tip Fee	16	We receive a per-ton fee under contracts for processing waste at Tip Fee projects. We generally enter into long-term waste disposal contracts for a substantial portion of the project’s disposal capacity. The waste disposal and energy revenue from these projects is more dependent upon operating performance and, as such, is subject to greater revenue fluctuation to the extent performance levels fluctuate. (13 Americas segment Tip Fee projects and 3 International segment Tip Fee projects).	Where Tip Fee structures exist, we generally retain 100% of the energy revenues as well as risk associated with energy production and changing energy pricing. The majority of Tip Fee structures are under long-term fixed-price energy contracts.

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

We receive the majority of our revenue under short- and long-term contracts with little or no exposure to price volatility but with adjustments intended to reflect changes in our costs. Where our revenue is received under other arrangements and depending upon the revenue source, we have varying amounts of exposure to price volatility. The largest component of our revenue is waste revenue, which has generally been subject to less price volatility than our revenue derived from sales of energy and metals. During the second and third quarters of 2008, pricing for energy reached historically high levels and has subsequently declined materially.

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

Contracted and Merchant Capacity

We generally have long-term contracts to operate, or obtain waste supplies for, our energy-from-waste projects. For those projects we own, our contract to sell the project’s energy output (either electricity or steam) generally expires on or after the date when the initial term of our contract to operate or receive waste also expires. Expiration of both our operating agreements and our agreements to sell energy output will subject us to greater market risk in maintaining and enhancing revenues. As contracts expire at projects we own, we intend to enter into replacement or additional contracts for waste supplies and will sell our energy output either into the regional electricity grid or pursuant to new contracts. Because project debt on these facilities will be paid off at such time, we believe that we will be able to offer disposal services at rates that will attract sufficient quantities of waste and provide acceptable revenues. For those projects we operate but do not own, prior to the expiration of the initial term of our operating contract, we will seek to enter into renewal or replacement contracts to continue operating such projects.

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

The following is a discussion of acquisitions and business development for 2010 and 2009. See Item 1. Financial Statements — Note 3. Acquisitions and Business Development for additional information.

ACQUISITIONS AND BUSINESS DEVELOPMENT

Facility/Operating
Contract	Location	Year	Transaction	Type	Summary

Huntington	NY	2010	Acquisition	EfW	We acquired a nominal limited partnership interest held by a third party in Covanta Huntington Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Huntington, New York.

Facility/Operating
Contract	Location	Year	Transaction	Type	Summary

Dade Long Beach Hudson Valley MacArthur Plymouth York Burnaby Abington	FL CA NY NY PA PA Canada PA	2010 2009 2009 2009 2009 2009 2009 2009	Acquisition	EfW EfW EfW EfW EfW EfW EfW Trans.St.	We acquired seven energy-from-waste businesses and one transfer station business from Veolia Environmental Services North America Corp. (the “Veolia EfW Acquisition”). The acquired businesses have a combined capacity of 9,600 tpd. Each of the operations acquired includes a long-term operating contract with the respective municipal client. Six of the energy-from-waste facilities and the transfer station are publicly-owned facilities. We acquired a majority ownership stake in one of the energy-from-waste facilities and subsequently purchased the remaining ownership stake in this facility.

Detroit	MI	2009	Contract	EfW	We entered into an operating and maintenance agreement with owners of the Detroit energy-from-waste facility (2,832 tpd, 952 pounds of steam generated per day), pursuant to which we will operate, maintain and provide certain other services for a term of one year. Under this agreement, we will earn a fixed fee and pass through to the owners of the Detroit facility (or pay from the project revenues) all expenses associated with operations and maintenance of the facility. After paying all expenses, excess net revenues flow to the owners (see discussion below regarding our acquisition of an ownership interest in the facility). We entered into a waste disposal agreement with the Greater Detroit Resource Recovery Authority (“GDRRA”) pursuant to which we will dispose of the waste of the City of Detroit for a term of at least one year. The term of the waste disposal agreement will automatically renew for successive one year terms unless and until either party provides advance written notice of termination in accordance with the provisions of the agreement. In December 2009, we entered into a short-term steam agreement for the Detroit Facility which remains in effect through June 2010. Negotiations with all stakeholders are in progress for arrangements to continue operating the Detroit Facility beyond June 30, 2010. Securing a long-term steam agreement with appropriate pricing remains an important factor to the overall Detroit Facility long-term economic viability.

Detroit	MI	2009	Acquisition	EfW	A newly-formed Covanta subsidiary purchased an undivided 30% owner-participant interest in the Detroit energy-from-waste facility. In addition, as an owner-participant, we have the right, on one or more occasions, to call upon GDRRA to deliver the waste of the City of Detroit to the Detroit energy-from-waste facility at market-based rates. The call right continues for the duration of the participation agreement agreements expiring in 2035, and the City of Detroit stands behind GDRRA’s waste delivery obligation following exercise of the call until 2021.

Stanislaus County	CA	2009	Contract	EfW	The service fee contract with Stanislaus County was extended from 2010 to 2016.

Philadelphia Transfer Stations	PA	2009	Acquisition	Transfer Stations	We acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania.

ENERGY-FROM-WASTE
PROJECTS UNDER ADVANCED DEVELOPMENT OR CONSTRUCTION

Project/Facility	Location	Summary

Technology Development		We entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Licensing fees and demonstration unit cumulative purchases totaled approximately $11.2 million in 2008 and 2009. Licensing fees and demonstration unit purchases aggregated $1.6 million during the quarter ended March 31, 2010 and, $4.7 million and $6.5 million during the years ended December 31, 2009 and 2008, respectively.

AMERICAS

Honolulu	HI	We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facility’s waste processing capacity from 2,160 tpd to 3,060 tpd and to increase the gross electricity capacity from 57 MW to 90 MW. The agreements also extend the service contract term by 20 years. The $302 million expansion project is a fixed-price construction project which will be funded and owned by the City and County of Honolulu. Environmental and other project related permits have been received and expansion construction has commenced.

Harrisburg	PA	We have an agreement to provide construction management services and advance up to $25.5 million (of which $21.7 million has been advanced and $19.8 million is outstanding as of March 31, 2010) in funding for certain facility improvements required to enhance facility performance, which are expected to be completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. The first three repayment installments under this funding arrangement have been paid, but the repayment installment of $0.6 million which was due to us on April 1, 2010 has not been paid, and the City of Harrisburg has requested a forbearance period. We are discussing the proposed terms of the forbearance period with representatives of the City and certain other stakeholders. The City of Harrisburg is in a precarious financial condition with substantial obligations, and it has reported consideration of various future options (including seeking bankruptcy protection). We intend to work with the City of Harrisburg and other stakeholders to maintain our position in the project and to protect the recovery of our advance.

Hillsborough	FL	During the third quarter of 2009, we completed the expansion and commenced the operations of the expanded energy-from-waste facility located in Hillsborough County, Florida. We expanded waste processing capacity from 1,200 tpd to 1,800 tpd and increased gross electricity capacity from 29.0 MW to 46.5 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension to 2027.

Project/Facility	Location	Summary

INTERNATIONAL

Dublin	Ireland	We are developing a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of approximately €350 million. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. We are responsible for the design and construction of the project. We will operate and maintain the project for Dublin Waste to Energy Limited, which has a 25 year tip fee type contract with Dublin to provide disposal service for approximately 320,000 metric tons of waste annually, representing approximately 50% of the facility’s processing capacity. The project is structured on a build-own-operate-transfer model, where ownership will transfer to Dublin after the 25 year term, unless extended. The project is expected to sell electricity into the local grid. A portion of the electricity is expected to be eligible for a preferential renewable tariff. We and DONG Energy Generation A/S have committed to provide financing for all phases of the project. We expect to fund construction through existing sources of liquidity and effect project financing as the project progresses. The primary approvals and licenses for the project have been obtained and construction commenced in December 2009. The parties are working to satisfy remaining conditions and obtain remaining approvals for the balance of construction activity, pending receipt of which we expect to curtail project spending.

Taixing	China	Taixing Covanta Yanjiang Cogeneration Co., Ltd., of which we own 85%, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The project company has obtained Rmb 165 million in project financing which, together with available cash from existing operations will fund construction costs. The Taixing project commenced construction in late 2009.

Chengdu	China	We and Chongqing Iron & Steel Company (Group) Limited have entered into an award to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We also executed a 25 year waste concession agreement for this project. In connection with this award, we acquired a 49% equity interest in the project company. Construction of the facility has commenced and operation is expected to begin in 2011. The project company has obtained Rmb 480 million in project financing, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Limited until the project has been constructed and for one year after operations commence.

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenues, expenses and certain other items for periods during each of the quarters presented was affected by several factors. As outlined above under Overview — Growth and Development, our acquisition and business development initiatives resulted in various additional projects which increased comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

RESULTS OF OPERATIONS — Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

	For the Three Months Ended		Increase
	March 31,		(Decrease)
	2010	2009	2010 vs 2009
	(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$416,795	$358,760	$58,035
Total operating expenses	414,824	355,568	59,256

Operating income	1,971	3,192	(1,221)

Other income (expense):
Investment income	586	1,028	(442)
Interest expense	(10,588)	(7,916)	2,672
Non-cash convertible debt related expense	(8,247)	(4,702)	3,545

Total other expenses	(18,249)	(11,590)	6,659

Loss before income tax benefit and equity in net income from unconsolidated investments	(16,278)	(8,398)	7,880
Income tax benefit	7,875	3,318	4,557
Equity in net income from unconsolidated investments	3,670	5,809	(2,139)

NET (LOSS) INCOME	(4,733)	729	(5,462)

Less: Net income attributable to noncontrolling interests in subsidiaries	(2,500)	(1,380)	1,120

NET LOSS ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$(7,233)	$(651)	(6,582)

Weighted Average Common Shares Outstanding:
Basic	153,894	153,467	427

Diluted	153,894	153,467	427

Earnings Per Share:
Basic	$(0.05)	$—	$(0.05)

Diluted	$(0.05)	$—	$(0.05)

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

Consolidated Results of Operations — Comparison of Results for the Three Months Ended March 31, 2010 vs. Results for the Three Months Ended March 31, 2009

Operating revenues increased by $58.0 million primarily due to the following:

•	increased waste and services revenues at our new businesses in our Americas segment, primarily due to the Veolia EfW Acquisition, and
•	increased electricity and steam sales revenue due to higher fuel pass through costs at our Indian facilities, and
•	increased recycled metal revenues at our existing energy-from-waste facilities in our Americas segment, and
•	increased construction revenue for expansion projects, offset by
•	decreased waste and service revenues due to the Detroit contract transition, and
•	decreased electricity and steam pricing at our existing energy-from-waste facilities in our Americas segment, primarily due to the Hempstead and Union contract transitions.

Operating expenses increased by $59.3 million primarily due to the following:

•	increased operating costs at our new businesses in our Americas segment, primarily due to the Veolia EfW Acquisition, and
•	increased operating expenses at our Indian facilities resulting primarily from higher fuel costs, and
•	increased construction expense for expansion projects, offset by
•	decreased expenses due to contract transitions.

Operating income was relatively flat with the prior year comparative period. Increased revenues were offset by increased operating expenses as described above.

Interest expense increased by $2.7 million primarily due to the issuance of the 3.25% Cash Convertible Senior Notes (“Notes”) which were issued in 2009, offset by lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below). Non-cash convertible debt related expense increased by $3.5 million primarily due to the amortization of the debt discount for the Notes which issued in 2009, offset by the net changes to the valuation of the derivatives associated with the Notes.

Income tax benefit increased by $4.6 million primarily due to higher pre-tax operating losses and lower production tax credits. See Item 1. Financial Statements — Note 7. Income Taxes for additional information.

Equity in net income from unconsolidated investments decreased by $2.1 million primarily due to decreased earnings resulting from timing differences in annual maintenance for Quezon Power, Inc., foreign exchange losses at our Chengdu joint venture and lower earnings at a biomass project in the Americas segment due to a turbine outage.

Net income attributable to noncontrolling interests in subsidiaries increased by $1.1 million primarily due to increased earnings attributable to the minority partner for our Southeast Massachusetts energy-from-waste facility.

Americas Segment Results of Operations — Comparison of Results for the Three Months Ended March 31, 2010 vs. Results for the Three Months Ended March 31, 2009

	For the Three Months Ended		Increase
	March 31,		(Decrease)
	2010	2009	2010 vs 2009
	(Unaudited, in thousands)

Waste and service revenues	$241,063	$205,352	$35,711
Electricity and steam sales	95,409	101,249	(5,840)
Other operating revenues	20,815	6,572	14,243

Total operating revenues	357,287	313,173	44,114

Plant operating expenses	257,182	222,400	34,782
Depreciation and amortization expense	48,021	49,722	(1,701)
Net interest expense on project debt	10,282	11,670	(1,388)
General and administrative expenses	19,461	19,493	(32)
Other operating expenses	20,614	5,453	15,161

Total operating expenses	355,560	308,738	46,822

Operating income	$1,727	$4,435	(2,708)

Operating Revenues

Operating revenues for the Americas segment increased by $44.1 million as reflected in the comparison of existing business and new business in the table below (in millions) and the discussion of key variance drivers which follows:

	Americas Segment
	Operating Revenue Variances
	Existing	New
	Business	Business(A)	Total

Waste and service revenues
Service fee	$(7.9)	$33.9	$26.0
Tip fee	(1.1)	3.4	2.3
Recycled metal	6.4	1.0	7.4

Total waste and service revenues	(2.6)	38.3	35.7
Electricity and steam sales	(9.2)	3.4	(5.8)
Other operating revenues	14.1	0.1	14.2

Total operating revenues	$2.3	$41.8	$44.1

(A)	New business is defined as businesses acquired after March 31, 2009.

•	Revenues from Service Fee arrangements for existing business decreased primarily due to the transition of the Detroit facility to accounting under the equity method and lower revenues earned explicitly to service project debt of $2.0 million, partially offset by the Hillsborough expansion.
•	Revenues from Tip Fee arrangements for existing business decreased primarily due to increased levels of waste disposal internalization.

•	Recycled metal revenues for existing business increased $6.4 million compared to the same prior year period primarily due to higher pricing. Historically, we have experienced volatile prices for recycled metal which has affected our recycled metal revenue as reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2010		2009	2008

March 31,		$12.6	$5.2	$11.4
June 30,		—	5.8	19.0
September 30,		—	9.1	17.3
December 31,		—	9.1	5.9

Total for the Year Ended December 31,	$	N/A	$29.2	$53.6

•	Electricity and steam sales for existing business decreased by $9.2 million due to lower energy pricing, lower production primarily due to economically dispatching one of our biomass facilities and the transition of the Detroit facility to accounting under the equity method.
•	Other operating revenues for existing business increased primarily due to increased construction revenue for expansion projects.

Operating Expenses

Variances in plant operating expenses for the Americas segment are as follows (in millions):

	Americas Segment
	Plant Operating Expense Variances
	Existing	New
	Business	Business(A)	Total

Total plant operating expenses	$(0.9)	$35.7	$34.8

(A)	New business is defined as businesses acquired after March 31, 2009.

Existing business plant operating expenses decreased by $0.9 million primarily due to the Detroit contract transition, and the benefit of lower fuel costs related to economically dispatching one of our biomass facilities, partially offset by cost escalations, and higher costs relating to the Hempstead contract transition.

Other operating expenses increased by $15.2 million primarily due to increased construction expense for expansion projects.

Operating Income

Operating income declined $2.7 million from the prior year comparative period. New business was break-even due to seasonal expense related to scheduled maintenance activity. Operating income attributable to the existing business declined primarily due to contract transitions at our Hempstead, Union and Detroit facilities, as well as lower energy prices, partially offset by higher recycled metal revenues and improved performance at recently acquired facilities following the completion of work carried out last year.

International Business Results of Operations — Comparison of Results for the Three Months Ended March 31, 2010 vs. Results for the Three Months Ended March 31, 2009

	For the Three Months Ended		Increase
	March 31,		(Decrease)
	2010	2009	2010 vs 2009
	(Unaudited, in thousands)

Waste and service revenues	$937	$917	$20
Electricity and steam sales	53,837	40,620	13,217

Total operating revenues	54,774	41,537	13,237

Plant operating expenses	47,044	33,642	13,402
Depreciation and amortization expense	1,875	1,749	126
Net interest expense on project debt	695	1,099	(404)
General and administrative expenses	6,582	5,428	1,154
Other operating (income) expense	(1,175)	478	(1,653)

Total operating expenses	55,021	42,396	12,625

Operating loss	$(247)	$(859)	(612)

The increases in revenues and plant operating expenses resulted primarily from higher fuel costs at our Indian facilities, which are a pass through at both facilities, partially offset by lower demand from the electricity offtaker and resulting lower electricity generation.

General and administrative expenses increased by $1.2 million primarily due to additional business development spending, and normal wage and benefit escalations.

Other operating expense decreased by $1.7 million primarily due to higher foreign currency exchange gains.

Quarterly Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion)

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

We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as an additional way of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s credit facilities as described below under Liquidity and Capital Resources, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis. Under these credit facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of March 31, 2010. Failure to comply with such financial covenants could result in a default under these credit facilities, which default would have a material adverse affect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three months ended March 31, 2010 and 2009, reconciled for each such period to net income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the
	Three Months Ended
	March 31,
	2010	2009

Net Loss Attributable to Covanta Holding Corporation	$(7,233)	$(651)
Depreciation and amortization expense	49,922	51,498
Debt service:
Net interest expense on project debt	10,977	12,769
Interest expense	10,588	7,916
Non-cash convertible debt related expense	8,247	4,702
Investment income	(586)	(1,028)

Subtotal debt service	29,226	24,359
Income tax benefit	(7,875)	(3,318)
Acquisition-related costs(A)	235	—
Other adjustments:
Change in unbilled service receivables	10,803	4,700
Non-cash compensation expense	3,500	3,907
Other non-cash items	1,037	545

Subtotal other adjustments	15,340	9,152
Net income attributable to noncontrolling interests in subsidiaries	2,500	1,380

Total adjustments	89,348	83,071

Adjusted EBITDA	$82,115	$82,420

(A)	This amount relates to acquisition-related costs associated with the Veolia EfW Acquisition in 2009.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in thousands):

	For the
	Three Months Ended
	March 31,
	2010	2009

Cash flow provided by operating activities	$119,027	$51,395
Acquisition-related costs	1,623	—
Debt service	29,226	24,359
Amortization of debt premium and deferred financing costs	169	1,178
Other(A)	(67,930)	5,488

Adjusted EBITDA	$82,115	$82,420

(A)	This amount relates primarily to changes in working capital.

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Quarterly Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

We generate substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs, invest in our business, pay down debt, and pursue strategic growth opportunities. As of March 31, 2010, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $329 million and the undrawn and available capacity of $300 million of our revolving credit facility. In addition, we had restricted cash of $276 million, of which $154 million was designated for future payment of project debt principal.

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

Sources and Uses of Cash Flow for the Three Months Ended March 31, 2010 and 2009:

	For the Three Months		Increase
	Ended March 31,		(Decrease)
	2010	2009	2010 vs 2009
	(Unaudited, in thousands)

Net cash provided by operating activities	$119,027	$51,395	$67,632
Net cash used in investing activities	(184,259)	(34,720)	149,539
Net cash used in financing activities	(38,780)	(49,303)	(10,523)
Effect of exchange rate changes on cash and cash equivalents	(308)	(293)	15

Net decrease in cash and cash equivalents	$(104,320)	$(32,921)	71,399

Net cash provided by operating activities for the three months ended March 31, 2010 was $119.0 million, an increase of $67.6 million from the prior year period. The increase was primarily due to the timing of working capital and operations at our new businesses in our Americas segment.

Net cash used in investing activities for the three months ended March 31, 2010 was $184.3 million, an increase of $149.5 million from the prior year period. The increase was primarily comprised of higher cash outflows of $128.3 million related to the acquisition of the Dade, Florida energy-from-waste business in February 2010 and $11.1 million of higher cash outflows for increased capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2010 was $38.8 million, a decrease of $10.5 million from the prior year period. The decrease was primarily due to a decrease in restricted funds of $11.2 million for debt principal payments.

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of March 31, 2010, we had unrestricted cash and cash equivalents of $329 million.

Short-Term Liquidity

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of March 31, 2010, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	March 31, 2010	March 31, 2010

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$295,339	$24,661

(1)  Up to $200 million of which may be utilized for letters of credit.

Quarterly Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion)

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

We use the non-GAAP measure of Free Cash Flow as a criterion of liquidity and performance-based components of employee compensation. Free Cash Flow is defined as cash flow provided by operating activities less maintenance capital expenditures, which are capital expenditures primarily to maintain our existing facilities. We use Free Cash Flow as a measure of liquidity to determine amounts we can reinvest in our businesses, such as amounts available to make acquisitions, invest in construction of new projects or make principal payments on debt. For additional discussion related to management’s use of non-GAAP measures, see Results of Operations — Quarterly Supplementary Financial Information — Adjusted EBITDA (Non-GAAP Discussion) above.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the for the three months ended March 31, 2010 and 2009, reconciled for each such period to cash flow provided by operating activities.

The following is a summary of Free Cash Flow and its primary uses (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009

Cash flow provided by operating activities	$119,027	$51,395
Less: Maintenance capital expenditures(A)	(32,604)	(23,664)

Free cash flow	$86,423	$27,731

Selected Uses of Free Cash Flow:
Principal payments on long-term debt	$(1,857)	$(1,675)
Principal payments on project debt, net of restricted funds used(B)	$(31,195)	$(38,493)
Distributions to partners of noncontrolling interests in subsidiaries	$(3,054)	$(3,716)
Acquisition of businesses, net of cash acquired	$(128,254)	$—
Acquisition of noncontrolling interests in subsidiary	$(2,000)	$—
Purchase of equity interests	$—	$(1,083)
Other investment activities, net	$(16,023)	$(6,804)
Purchases of Property, Plant and Equipment:
Maintenance capital expenditures(A)	$(32,604)	$(23,664)
Capital expenditures associated with development projects	(2,862)	(2,114)
Capital expenditures associated with technology development	(1,720)	(446)
Capital expenditures — other	(796)	(609)

Total purchases of property, plant and equipment	$(37,982)	$(26,833)

(A)	Capital Expenditures primarily to maintain existing facilities. Purchase of property, plant and equipment is also referred to as Capital Expenditures.

(B)	Principal payments on project debt are net of restricted funds held in trust used to pay debt principal of $15.5 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively. Principal payments on project debt excludes principal repayments on working capital borrowings relating to the operations of our Indian facilities of $0.7 million and $2.5 million for the quarters ended March 31, 2010 and 2009, respectively.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 11. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2009 (“Form 10-K). As of March 31, 2010, we were in compliance with the covenants under the Credit Facilities. The maximum Covanta Energy capital expenditures that can be incurred to maintain existing operating businesses is approximately $220 million as of March 31, 2010.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	March 31,	December 31,
	2010	2009

3.25% Cash Convertible Senior Notes due 2014	$460,000	$460,000
Debt discount related to Cash Convertible Senior Notes	(107,359)	(112,475)
Cash conversion option derivative at fair value	89,785	128,603

3.25% Cash Convertible Senior Notes, net	442,426	476,128

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Convertible Debentures	(39,988)	(45,042)

1.00% Senior Convertible Debentures, net	333,762	328,708

Term Loan Facility due 2014	630,500	632,125
Other long-term debt	512	745

Total	1,407,200	1,437,706
Less: current portion	(6,801)	(7,027)

Total long-term debt	$1,400,399	$1,430,679

3.25% Cash Convertible Senior Notes due 2014 (“Notes”)

Under limited circumstances, the Notes are convertible by the holders thereof into cash only, based on an initial conversion rate of 53.9185 shares of our common stock per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $18.55 per share) subject to certain customary adjustments as provided in the indenture for the Notes. We will not deliver common stock (or any other securities) upon conversion under any circumstances.

For specific criteria related to contingent interest, conversion or redemption features of the Notes and details related to the cash conversion option, cash convertible note hedge and warrants related to the Notes, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature, cash conversion option, and cash convertible note hedge related to the Notes, see Note 12. Derivative Instruments.

1.00% Senior Convertible Debentures due 2027 (“Debentures”)

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share) or 13,253,867 issuable shares. As of March 31, 2010, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature related to the Debentures, see Note 12. Derivative Instruments.

Project Debt

Americas Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt” (short- and long-term) in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to our subsidiary Covanta ARC LLC, but is non-recourse to us, which as of March 31, 2010 aggregated to $251.2 million.

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

	As of March 31, 2010		As of December 31, 2009
	Current	Noncurrent	Current	Noncurrent

Debt service funds	$90,990	$76,739	$73,406	$101,376
Revenue funds	18,682	—	13,061	—
Other funds	45,284	44,384	44,756	45,153

Total	$154,956	$121,123	$131,223	$146,529

Of the $276.1 million in total restricted funds as of March 31, 2010, approximately $153.7 million was designated for future payment of project debt principal.

Capital Requirements

Our projected contractual obligations are consistent with amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that when combined with our other sources of liquidity, including our existing cash on hand and the Revolving Loan Facility, we will generate sufficient cash over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due.

Other Commitments

Other commitments as of March 31, 2010 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$302,227	$5,542	$296,685
Surety bonds	111,471	—	111,471

Total other commitments — net	$413,698	$5,542	$408,156

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

The surety bonds listed on the table above relate primarily to performance obligations ($100.7 million) and support for closure obligations of various energy projects when such projects cease operating ($10.8 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2009.

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

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the three months ended March 31, 2010 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our subsidiaries are party to financial instruments that are subject to market risks arising from changes in commodity prices, interest rates, foreign currency exchange rates, and derivative instruments. Our use of derivative instruments is very limited and we do not enter into derivative instruments for trading purposes. We use a sensitivity model to evaluate the fair value or cash flows of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and interest rate yield curves. There are certain limitations inherent in use of a sensitivity analysis, primarily due to the assumption that exchange rates change in a parallel manner and that interest rates change instantaneously.

There have been no material changes during the three months ended March 31, 2010 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2009. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of March 31, 2010, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2010. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, based on their review, our disclosure controls and procedures are effective to provide such reasonable assurance.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Changes in Internal Control over Financial Reporting

In August 2009, we completed the acquisition of six energy-from-waste businesses and one transfer station business located in New York, Pennsylvania, California and Canada and in February 2010, we completed this acquisition transaction with the purchase of an energy-from-waste business in Florida. We have excluded these businesses from Management’s Report on Internal Control over Financial Reporting as of December 31, 2009, and we will include these businesses in Management’s Report on Internal Control over Financial Reporting as of December 31, 2010.

There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 14. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	RISK FACTORS

There have been no material changes during the three months ended March 31, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

(a) None.

(b) Not applicable.

Item 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Interim Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Interim Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANTA HOLDING CORPORATION
(Registrant)

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President, Chief Accounting Officer
and Interim Chief Financial Officer

Date: April 21, 2010