Form 10-Q
period 2010-06-30
COVANTA HOLDING CORP
filed 2010-07-22
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Applicable Only to Corporate Issuers:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at July 15, 2010
Common Stock, $0.10 par value	155,726,094 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2010

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$268,555	$227,842	$510,555	$434,111
Electricity and steam sales	140,708	136,540	289,954	278,409
Other operating revenues	25,948	11,404	51,497	22,026

Total operating revenues	435,211	375,786	852,006	734,546

OPERATING EXPENSES:
Plant operating expenses	266,791	214,556	571,017	470,598
Depreciation and amortization expense	47,983	51,162	97,905	102,660
Net interest expense on project debt	10,409	12,108	21,386	24,877
General and administrative expenses	28,198	26,906	54,387	52,421
Other operating expenses	25,351	9,722	48,861	19,466

Total operating expenses	378,732	314,454	793,556	670,022

Operating income	56,479	61,332	58,450	64,524

Other income (expense):
Investment income	509	1,156	1,095	2,184
Interest expense	(10,692)	(8,532)	(21,280)	(16,448)
Non-cash convertible debt related expense	(11,734)	(6,395)	(19,981)	(11,097)

Total other expenses	(21,917)	(13,771)	(40,166)	(25,361)

Income before income tax expense and equity in net income from unconsolidated investments	34,562	47,561	18,284	39,163
Income tax expense	(14,809)	(17,901)	(6,934)	(14,583)
Equity in net income from unconsolidated investments	7,521	5,671	11,191	11,480

NET INCOME	27,274	35,331	22,541	36,060

Less: Net income attributable to noncontrolling interests in subsidiaries	(1,485)	(2,164)	(3,985)	(3,544)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$25,789	$33,167	$18,556	$32,516

Weighted Average Common Shares Outstanding:
Basic	154,377	153,731	154,139	153,600

Diluted	155,026	154,953	154,802	154,846

Earnings Per Share:
Basic	$0.17	$0.22	$0.12	$0.21

Diluted	$0.17	$0.21	$0.12	$0.21

Cash Dividend Declared Per Share:	$1.50	$—	$1.50	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except per
	share amounts)

ASSETS
Current:
Cash and cash equivalents	$285,326	$433,683
Restricted funds held in trust	180,627	131,223
Receivables (less allowances of $4,197 and $2,978)	267,768	306,631
Unbilled service receivables	27,393	37,692
Deferred income taxes	17,079	9,509
Prepaid expenses and other current assets	137,166	126,139

Total Current Assets	915,359	1,044,877
Property, plant and equipment, net	2,569,429	2,582,841
Investments in fixed maturities at market (cost: $28,924 and $27,500, respectively)	29,596	28,142
Restricted funds held in trust	107,653	146,529
Unbilled service receivables	33,408	37,389
Waste, service and energy contracts, net	489,781	380,359
Other intangible assets, net	82,093	84,610
Goodwill	228,020	202,996
Investments in investees and joint ventures	124,338	120,173
Other assets	275,481	306,366

Total Assets	$4,855,158	$4,934,282

LIABILITIES AND EQUITY

Current:
Current portion of long-term debt	$6,852	$7,027
Current portion of project debt	177,682	191,993
Accounts payable	31,836	27,831
Deferred revenue	65,027	60,256
Dividends payable	232,671	—
Accrued expenses and other current liabilities	194,753	217,721

Total Current Liabilities	708,821	504,828
Long-term debt	1,403,625	1,430,679
Project debt	721,114	767,371
Deferred income taxes	583,588	571,122
Waste and service contracts	95,021	101,353
Other liabilities	143,272	141,760

Total Liabilities	3,655,441	3,517,113

Commitments and Contingencies (Note 14)

Equity:
Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 156,496 and 155,615 shares; outstanding 155,729 and 154,936 shares)	15,650	15,562
Additional paid-in capital	917,967	909,205
Accumulated other comprehensive (loss) income	(2,490)	7,443
Accumulated earnings	236,749	450,864
Treasury stock, at par	(77)	(68)

Total Covanta Holding Corporation stockholders’ equity	1,167,799	1,383,006

Noncontrolling interests in subsidiaries	31,918	34,163

Total Equity	1,199,717	1,417,169

Total Liabilities and Equity	$4,855,158	$4,934,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$22,541	$36,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	97,905	102,660
Amortization of long-term debt deferred financing costs	3,364	2,074
Amortization of debt premium and discount	(3,724)	(4,382)
Non-cash convertible debt related expense	19,981	11,097
Stock-based compensation expense	9,421	7,669
Equity in net income from unconsolidated investments	(11,191)	(11,480)
Dividends from unconsolidated investments	8,246	2,566
Deferred income taxes	5,222	4,997
Other, net	4,385	2,332
Decrease in restricted funds held in trust	7,744	6,654
Change in working capital, net of effects of acquisitions	45,037	(22,925)

Net cash provided by operating activities	208,931	137,322

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	4,803	4,596
Purchase of investment securities	(8,241)	(5,544)
Purchase of property, plant and equipment	(64,539)	(42,098)
Purchase of equity interest	—	(8,938)
Acquisition of noncontrolling interests in subsidiaries	(2,000)	—
Acquisition of businesses, net of cash acquired	(128,254)	(17,517)
Loan issued to client community to fund certain facility improvements, net of repayments	(400)	(7,646)
Acquisition of land use rights	(15,098)	—
Other, net	(12,663)	422

Net cash used in investing activities	(226,392)	(76,725)

FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	460,000
Proceeds from issuance of warrants	—	53,958
Purchase of convertible note hedge	—	(112,378)
Payment of long-term debt deferred financing costs	—	(12,650)
Principal payments on long-term debt	(3,268)	(3,345)
Principal payments on project debt	(109,696)	(115,458)
Proceeds from borrowings on project debt	7,720	2
Change in restricted funds held in trust	(11,801)	39,856
Proceeds from the exercise of options for common stock, net	702	147
Financings of insurance premiums, net	(6,324)	(6,259)
Distributions to partners of noncontrolling interests in subsidiaries	(5,673)	(6,085)

Net cash (used in) provided by financing activities	(128,340)	297,788

Effect of exchange rate changes on cash and cash equivalents	(2,556)	388

Net (decrease) increase in cash and cash equivalents	(148,357)	358,773
Cash and cash equivalents at beginning of period	433,683	192,393

Cash and cash equivalents at end of period	$285,326	$551,166

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Subsidiaries	Total
				(Unaudited, in thousands)

Balance as of December 31, 2009	155,615	$15,562	$909,205	$7,443	$450,864	679	$(68)	$34,163	$1,417,169
Stock-based compensation expense			9,421						9,421
Cash dividend declared					(232,671)				(232,671)
Shares forfeited for terminated employees			9			88	(9)		—
Exercise of options to purchase common stock	95	10	694						704
Shares issued in non-vested stock award	786	78	(78)						—
Acquisition of noncontrolling interests in subsidiaries			(1,284)					(716)	(2,000)
Distributions to partners of noncontrolling interests in subsidiaries								(5,673)	(5,673)
Comprehensive (loss) income, net of income taxes:
Net income					18,556			3,985	22,541
Foreign currency translation				(9,864)				159	(9,705)
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $59				(147)					(147)
Net unrealized gain on available-for-sale securities, net of income tax expense of $31				78					78

Total comprehensive (loss) income				(9,933)	18,556			4,144	12,767

Balance as of June 30, 2010	156,496	$15,650	$917,967	$(2,490)	$236,749	767	$(77)	$31,918	$1,199,717

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Subsidiaries	Total
				(Unaudited, in thousands)

Balance as of December 31, 2008	154,797	$15,480	$832,595	$(8,205)	$349,219	517	$(52)	$35,014	$1,224,051
Stock-based compensation expense			7,669						7,669
Issuance of warrants			53,846						53,846
Shares forfeited for terminated employees			1			15	(1)		—
Shares repurchased for tax withholdings for vested stock awards			(1,909)			140	(14)		(1,923)
Exercise of options to purchase common stock	25	3	144						147
Shares issued in non-vested stock award	739	73	(73)						—
Distributions to partners of noncontrolling interests in subsidiaries								(6,085)	(6,085)
Comprehensive income, net of income taxes:
Net income					32,516			3,544	36,060
Foreign currency translation				4,348				1,507	5,855
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $34				(84)					(84)
Net unrealized gain on available-for-sale securities, net of income tax expense of $196				489					489

Total comprehensive income				4,753	32,516			5,051	42,320

Balance as of June 30, 2009	155,561	$15,556	$892,273	$(3,452)	$381,735	672	$(67)	$33,980	$1,320,025

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Acquisitions and Business Development

Americas

Wallingford Energy-from-Waste Facility

We entered into new tip fee contracts for the delivery of waste to our Wallingford, Connecticut energy-from-waste facility, which commenced upon expiration of the existing service fee contract in June 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

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

The cash consideration is subject to certain post-closing adjustments. The preliminary purchase price allocation included $139.8 million of property, plant and equipment, $329.2 million of intangible assets related to long-term operating contracts at each acquired Veolia business except for the facility which we own, $25.0 million related to goodwill and $113.9 million of assumed debt. The acquired intangible assets will be amortized over an average remaining useful facility life of 31 years. The preliminary purchase price allocation of the businesses acquired was based on estimates and assumptions, any changes to which could affect the reported amounts of assets and liabilities resulting from this acquisition.

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

Alternative Energy Technology Development

We have entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Licensing fees and demonstration unit purchases aggregated $3.3 million during the six months ended June 30, 2010 and, $4.7 million and $6.5 million during the years ended December 31, 2009 and 2008, respectively.

Harrisburg Energy-from-Waste Facility

In 2008, we entered into a ten year agreement to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. Under the agreement, we have a right of first refusal to purchase the facility. We also agreed to provide construction management services and to advance up to $25.5 million in funding for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We have advanced $21.7 million, of which $19.8 million is outstanding as of June 30, 2010 under this funding arrangement. The first three repayment installments under this funding arrangement have been paid, but each of the repayment installments of $0.6 million which were due to us on April 1, 2010 and July 1, 2010 have not been paid, and the City of Harrisburg has requested a forbearance period. We are discussing the proposed terms of the forbearance period with representatives of the City and certain other stakeholders. The City of Harrisburg is in a precarious financial condition with substantial obligations, and it has reported consideration of various future options (including seeking bankruptcy protection). We intend to work with the City of Harrisburg and other stakeholders to maintain our position in the project and to protect the recovery of our advance.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Hillsborough Energy-from-Waste Facility

In 2005, we entered into agreements with Hillsborough County, Florida to implement a 600 tpd expansion of this energy-from-waste facility, and to extend the agreement under which we operate the facility through 2027. During the third quarter of 2009, construction of the expansion was successfully completed and commercial operation commenced.

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

On April 2, 2008, our project joint venture with Chongqing Iron & Steel Company (Group) Limited received an award to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality, in Sichuan Province, People’s Republic of China. On June 25, 2008, the project’s 25 year waste concession agreement was executed. In connection with this project, we invested $17.1 million for a 49% equity interest in the project company. Construction of the facility has commenced and the project company has obtained financing for Rmb 480 million for the project, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Limited until the project has been constructed and for one year after operations commence.

Dublin Joint Venture

On September 6, 2007, we entered into agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of €350 million. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. Dublin Waste to Energy Limited has a 25 year tip fee type contract to provide disposal service for 320,000 metric tons of waste annually, representing approximately 50% of the facility’s processing capacity. The project is expected to sell electricity into the local electricity grid. A portion of the electricity is expected to be eligible for a preferential renewable tariff. The primary approvals and licenses for the project have been obtained and the parties are working to satisfy remaining conditions required to resume construction activity on the project, pending receipt of which we have curtailed project spending.

Dispositions

Americas

Detroit Energy-from-Waste Facility

On June 30, 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tpd energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired.

Effective June 30, 2009, we purchased an undivided 30% owner-participant interest in the Detroit Facility and entered into certain agreements for continued operation of the Detroit Facility for a term expiring June 30, 2010. During this one-year period, we were unable to secure an acceptable steam off-take arrangement.

Effective June 30, 2010, we have agreed to sell our entire interest in the Detroit Facility on or before September 30, 2010, subject to the buyer’s due diligence and any required regulatory approvals, and to continue operating the Detroit Facility under commercial arrangements until the earlier of the closing of the sale transaction or September 30, 2010.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income attributable to Covanta Holding Corporation	$25,789	$33,167	$18,556	$32,516

Basic earnings per share:
Weighted average basic common shares outstanding	154,377	153,731	154,139	153,600

Basic earnings per share	$0.17	$0.22	$0.12	$0.21

Diluted earnings per share:
Weighted average basic common shares outstanding	154,377	153,731	154,139	153,600
Dilutive effect of stock options	386	412	407	433
Dilutive effect of restricted stock	263	810	256	813
Dilutive effect of convertible debentures	—	—	—	—
Dilutive effect of warrants	—	—	—	—

Weighted average diluted common shares outstanding	155,026	154,953	154,802	154,846

Diluted earnings per share	$0.17	$0.21	$0.12	$0.21

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive:
Stock options	1,886	1,981	1,916	1,981

Restricted stock	—	—	—	—

Warrants	24,803	24,803	24,803	24,803

On May 22, 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014. As of June 30, 2010, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price ($25.74 in any of the periods presented) of the warrants. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the warrants was adjusted to $23.45 effective on July 8, 2010. For additional information related to the special cash dividend, see Note 6. Changes in Capitalization - Equity.

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027 (“Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price ($28.20 in any of the periods presented) before February 1, 2025. As of June 30, 2010, the Debentures did not have a dilutive effect on earnings per share because the average market price during the periods presented exceeded the strike price.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The results of our reportable segments are as follows (in thousands):

	Reportable Segments
	Americas	International	All Other(1)	Total

Three Months Ended June 30, 2010:
Operating revenues	$382,637	$47,737	$4,837	$435,211
Operating income (loss)	59,404	(2,449)	(476)	56,479
Three Months Ended June 30, 2009:
Operating revenues	$329,455	$41,506	$4,825	$375,786
Operating income (loss)	59,804	2,039	(511)	61,332
Six Months Ended June 30, 2010:
Operating revenues	$739,924	$102,511	$9,571	$852,006
Operating income (loss)	61,131	(2,696)	15	58,450
Six Months Ended June 30, 2009:
Operating revenues	$642,628	$83,043	$8,875	$734,546
Operating income (loss)	64,239	1,180	(895)	64,524

(1)	All other is comprised of our insurance subsidiaries’ operations.

NOTE 6.	CHANGES IN CAPITALIZATION

Short-Term Liquidity

The credit facilities are comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of June 30, 2010, we were in compliance with all required covenants and had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	June 30, 2010	June 30, 2010

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$291,070	$28,930

(1)	Up to $200 million of which may be utilized for letters of credit.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	June 30,	December 31,
	2010	2009

3.25% Cash Convertible Senior Notes due 2014	$460,000	$460,000
Debt discount related to Cash Convertible Senior Notes	(102,112)	(112,475)
Cash conversion option derivative at fair value	84,081	128,603

3.25% Cash Convertible Senior Notes, net	441,969	476,128

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Convertible Debentures	(34,843)	(45,042)

1.00% Senior Convertible Debentures, net	338,907	328,708

Term Loan Facility due 2014	628,875	632,125
Other long-term debt	726	745

Total	1,410,477	1,437,706
Less: current portion	(6,852)	(7,027)

Total long-term debt	$1,403,625	$1,430,679

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the Notes was adjusted to 59.1871 shares of our common stock per $1,000 principal amount of Notes. The adjusted conversion rate is equivalent to an adjusted conversion price of $16.90 per share and became effective on July 8, 2010. For additional information related to the special cash dividend, see the Equity discussion below.

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

1.00% Senior Convertible Debentures due 2027 (“Debentures”)

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share) or 13,253,867 issuable shares. As of June 30, 2010, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the Debentures was adjusted to 38.9883 shares of our common stock per $1,000 principal amount of Debentures. The adjusted conversion rate is equivalent to an adjusted conversion price of $25.65 per share and became effective on July 13, 2010. For additional information related to the special cash dividend, see the Equity discussion below.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature related to the Debentures, see Note 12. Derivative Instruments.

Debt Discount for the Debentures and the Notes

The debt discount related to the Debentures and the Notes is accreted over their respective terms and recognized as non-cash convertible debt related expense.

The following table details the amount of the accretion of debt discount as of June 30, 2010 included or expected to be included in our condensed consolidated financial statements for each of the periods indicated (in millions):

	Six Months Ended	Remainder of	For the Years Ended
	June 30, 2010	2010	2011	2012	2013	2014

Non-cash convertible debt discount expense for the Notes	$10.4	$10.9	$23.5	$26.0	$28.8	$12.9
Non-cash convertible debt discount expense for the Debentures (1)	$10.2	$10.6	$22.3	$1.9	$—	$—

(1)	The Debentures mature on February 1, 2027. At our option, the Debentures are subject to redemption at any time on or after February 1, 2012, in whole or in part. In addition, holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017, and February 1, 2022, in whole or in part. For purposes of the accretion of the debt discount related to the Debentures, we have assumed that the Debentures will be repurchased pursuant to the holders’ option on February 1, 2012. For information detailing the redemption features of the Debentures, see Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

Equity

On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share and increased the authorization to repurchase shares of outstanding common stock to $150 million. The special cash dividend of $233 million was paid on July 20, 2010.

During the six months ended June 30, 2010, we granted 785,805 shares of restricted stock awards. For information related to stock-based award plans, see Note 10. Stock-Based Compensation.

During the six months ended June 30, 2010, we did not repurchase shares of our common stock. During the six months ended June 30, 2009, we repurchased 139,762 shares of our common stock in connection with tax withholdings for vested stock awards.

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

We currently estimate our annual effective tax rate for the year ended December 31, 2010 to be approximately 42.4%. The increase in the estimated annual effective tax rate for 2010 was primarily a result of the sunset of eligibility for production tax credits at some of our biomass facilities. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 37.9% and 37.2% for the six months ended June 30, 2010 and 2009, respectively. The liability for uncertain tax positions, exclusive of interest and penalties, was $130.5 million and $131.2 million as of June 30, 2010 and December 31, 2009, respectively. Liabilities for uncertain tax positions decreased by approximately $0.6 million during the six months ended June 30, 2010. Included in the balance of unrecognized tax benefits as of June 30, 2010 are potential benefits of $116.7 million that, if recognized, would impact the effective tax rate.

For the three months ended June 30, 2010 and 2009, we recognized $0 and an expense of $0.4 million, respectively, and for the six months ended June 30, 2010 and 2009, we recognized a benefit of $1.7 million and an expense of $0.4 million, respectively, of interest and penalties on uncertain tax positions. As of June 30, 2010 and December 31, 2009, we had accrued interest and penalties associated with liabilities for unrecognized tax positions of $6.7 million and $8.4 million, respectively. We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision.

As issues are examined by the Internal Revenue Service and state auditors, we may decide to adjust the existing liability for uncertain tax positions for issues that were not deemed an exposure at the time we adopted accounting standards related to the accounting for uncertainty in income taxes. Accordingly, we will continue to monitor the results of audits and adjust the liability as needed. Federal income tax returns for Covanta Energy are closed for the years through 2005. However, to the extent net operating loss carryforwards (“NOLs”) are utilized from earlier years, federal income tax returns for Covanta Holding Corporation, formerly known as Danielson Holding Corporation, are still open. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

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

In March 2010, U.S. Federal legislation enacted the Patient Protection and Affordable Care Act (“PPACA”) as well as a companion bill, the Health Care and Education Reconciliation Act of 2010 (“the Reconciliation Act”). As a result of enactment of the PPACA and the Reconciliation Act (collectively, the “Acts”), employers receiving the Medicare Part D subsidy will recognize a deferred tax charge for the reduction in deductibility of postretirement prescription drug coverage for eligible retirees. The resulting deferred tax charge from enactment of the Acts was recognized in the results for the six months ended June 30, 2010. This charge was not material to our condensed consolidated financial statements.

For further information, refer to Note 16. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8.	SUPPLEMENTARY INFORMATION

Operating Revenues

The components of waste and service revenues are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Waste and service revenues unrelated to project debt	$246,643	$208,529	$467,400	$395,209
Revenue earned explicitly to service project debt-principal	17,092	13,720	33,484	27,439
Revenue earned explicitly to service project debt-interest	4,820	5,593	9,671	11,463

Total waste and service revenues	$268,555	$227,842	$510,555	$434,111

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

Our independent power production facilities in India generate electricity and steam explicitly for specific purchasers and as such, these agreements are considered lease arrangements. Electricity and steam sales included lease income from our international business of $36.5 million and $31.3 million for the three months ended June 30, 2010 and 2009, respectively, and $80.0 million and $63.6 million for the six months ended June 30, 2010 and 2009, respectively.

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $23.0 million and $14.8 million for the three months ended June 30, 2010 and 2009, respectively, and $43.5 million and $29.6 million for the six months ended June 30, 2010 and 2009, respectively.

Other operating expenses

The components of other operating expenses are as follows (in thousands):

	Other Operating Expenses
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Construction expense	$ 20,654	$5,979	$41,139	$11,325
Insurance subsidiary operating expenses (1)	4,472	4,689	8,542	8,502
Foreign exchange loss (gain)	199	(811)	(809)	(306)
Other	26	(135)	(11)	(55)

Total other operating expenses	$ 25,351	$9,722	$48,861	$19,466

(1)	Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization of waste, service and energy contracts

Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their remaining useful lives. The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of June 30, 2010 included or expected to be included in our condensed consolidated statement of income for each of the years indicated (in thousands):

	Waste, Service and	Waste and Service
	Energy Contracts	Contracts
	(Amortization Expense)	(Contra-Expense)

Six Months ended June 30, 2010	$20,530	$(6,332)

Remainder of 2010	$19,964	$(6,389)
2011	37,744	(12,408)
2012	35,650	(12,412)
2013	32,040	(12,390)
2014	29,148	(12,500)
2015	25,809	(8,188)
Thereafter	309,426	(30,734)

Total	$489,781	$(95,021)

Non-Cash Convertible Debt Related Expense

The components of non-cash convertible debt related expense are as follows (in thousands):

	Non-Cash Convertible Debt Related Expense
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Debt discount accretion related to the Debentures	$5,146	$4,787	$10,200	$9,489
Debt discount accretion related to the Notes	5,247	2,225	10,363	2,225
Fair value changes related to the Note Hedge	7,045	(7,137)	43,941	(7,137)
Fair value changes related to the Cash Conversion Option	(5,704)	6,520	(44,523)	6,520

Total non-cash convertible debt related expense	$11,734	$6,395	$19,981	$11,097

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Comprehensive income, net of income taxes:
Net income attributable to Covanta Holding Corporation	$25,789	$33,167	$18,556	$32,516

Foreign currency translation	(8,473)	6,149	(9,864)	4,348
Pension and other postretirement plan unrecognized net loss	(73)	(42)	(147)	(84)
Net unrealized (loss) gain on available-for-sale securities	(98)	773	78	489

Other comprehensive (loss) income attributable to Covanta Holding Corporation	(8,644)	6,880	(9,933)	4,753

Comprehensive income attributable to Covanta Holding Corporation	$17,145	$40,047	$8,623	$37,269

Net income attributable to noncontrolling interests in subsidiaries	$1,485	$2,164	$3,985	$3,544
Other comprehensive (loss) income — Foreign currency translation	(806)	2,037	159	1,507

Comprehensive income attributable to noncontrolling interests in subsidiaries	$679	$4,201	$4,144	$5,051

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill

The following table details the changes in the carrying value of goodwill (in thousands):

Total

Balance as of December 31, 2009	$202,996
Veolia EfW Acquisition (See Note 3)	25,024

Balance as of June 30, 2010	$228,020

NOTE 9.	BENEFIT OBLIGATIONS

 Pension and Other Benefit Obligations

The components of net periodic benefit costs are as follows (in thousands):

	Pension Benefits				Other Post-Retirement Benefits
	For the Three		For the Six		For the Three		For the Six
	Months Ended		Months Ended		Months Ended		Months Ended
	June 30,		June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1,055	1,197	2,111	2,394	119	123	238	245
Expected return on plan assets	(1,237)	(975)	(2,474)	(1,950)	—	—	—	—
Amortization of net prior service cost	(82)	19	(164)	38	—	—	—	—
Amortization of actuarial gain	(15)	(46)	(30)	(92)	(25)	(38)	(50)	(75)

Net periodic benefit cost	$(279)	$195	$(557)	$390	$94	$85	$188	$170

Defined Contribution Plans

Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $3.4 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively, and $8.3 million and $7.4 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 10.	STOCK-BASED COMPENSATION

During the six months ended June 30, 2010, we awarded certain employees 749,805 shares of restricted stock (“RSAs”). The RSAs will be expensed over the requisite service period, subject to an assumed 10% forfeiture rate. The terms of the RSAs include vesting provisions based solely on continued service. If the service criteria are satisfied, the awards vest during March of 2011, 2012 and 2013.

On May 6, 2010, in accordance with our existing program for annual director compensation, we awarded 36,000 shares of restricted stock under the Directors Plan. We determined that the service vesting condition of these RSAs to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.

During the six months ended June 30, 2010, we adopted a Growth Equity Plan, which is to be used for awards pursuant to our Equity Award Plan for Employees and Officers. The Growth Equity Plan provides for the award of restricted stock units (“RSUs”) to certain employees in connection with specified growth-based acquisitions that have been completed or development projects that have commenced. We awarded certain employees 1,085,040 shares of restricted stock units under the Growth Equity Plan.

The Growth Equity Plan provides that as of the award date of the RSUs, the Compensation Committee shall determine the net present value of cash flows for the applicable acquisitions or development projects (“Projected NPV”). Vesting of RSUs will not occur until at least three years have passed following an acquisition and upon the later of three years from the grant date or one year following the commencement of commercial operations for development projects. Upon the vesting date, the Compensation Committee will re-calculate the net present values of the cash flows (“Bring Down NPV”). If the ratio of the Bring Down NPV to the Projected NPV is greater than 95% all of the RSUs related to the particular project will vest. If the ratio is less than 95%, the number of RSUs originally issued will be proportionately reduced.

Compensation expense related to our stock-based awards totaled $5.9 million and $9.4 million during the three and six months ended June 30, 2010, respectively, and $3.8 million and $7.7 million during the three and six months ended June 30, 2009, respectively. Compensation expense for the three months ended June 30, 2010 includes additional expense of

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$1.3 million resulting from the reduction of the exercise price of outstanding options as discussed below under Special Cash Dividend.

As of June 30, 2010, we had approximately $15.9 million, $10.5 million and $2.3 million of unrecognized compensation expense related to our unvested RSAs, RSUs, and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of approximately 2 years for our unvested RSAs, approximately 4 years for our unvested RSUs and approximately 2 years for our unvested stock options.

Special Cash Dividend

The special cash dividend described in Note 6. Changes in Capitalization was deemed an equity restructuring in accordance with accounting principles for stock compensation. The impact of the special cash dividend on the various share-based awards is as follows:

•	We reduced the exercise price of options granted under the 2004 plan by $1.50 per share. We recorded additional expense of $1.3 million during the three months ended June 30, 2010 and expect to record $0.2 million over the remaining vesting period.
•	As contractually required by the RSA agreements, holders of unvested shares of RSAs will receive the dividend in the form of additional RSAs with the same vesting conditions as the underlying shares of RSAs to which they relate.
•	As contractually required by the RSU agreements, dividends on the RSUs will be paid in cash and put into escrow, and will be subject to the same vesting criteria as the underlying shares of RSUs to which they relate.

NOTE 11.	FINANCIAL INSTRUMENTS

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	For cash and cash equivalents, restricted funds, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.
•	Fair values for long-term debt and project debt are determined using quoted market prices.
•	The fair value of the Note Hedge and the Cash Conversion Option are determined using an option pricing model based on observable inputs such as implied volatility, risk free rate, and other factors. The fair value of the Note Hedge is adjusted to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market. The contingent interest features related to the Debentures and the Notes are valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of June 30, 2010. However, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2010, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of June 30, 2010:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of June 30, 2010		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$83,069	$83,069	$83,069	$—	$—
Money market funds	202,257	202,257	202,257	—	—

Total cash and cash equivalents:	285,326	285,326	285,326	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	25,961	25,935	25,935	—	—
Money market funds	150,348	150,348	150,348	—	—
U.S. Treasury/Agency obligations (a)	45,834	46,103	46,103	—	—
State and municipal obligations	11,012	11,012	11,012	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	55,125	55,432	55,432	—	—

Total restricted funds held in trust:	288,280	288,830	288,830	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (b)	20,263	20,254	20,254	—	—
Money market funds (c)	6,383	6,383	6,383	—	—
U.S. Agency obligations (c)	3,521	3,521	3,521	—	—

Total restricted funds other:	30,167	30,158	30,158	—	—
Investments:
Mutual and bond funds (b)	2,030	2,030	2,030	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	12,487	12,487	12,487	—	—
Residential mortgage-backed Securities (d)	2,964	2,964	2,964	—	—
Corporate investments (d)	12,903	12,903	12,903	—	—
Other government obligations (d)	1,242	1,242	1,242	—	—
Equity securities (c)	985	985	985	—	—

Total investments:	32,611	32,611	32,611	—	—
Derivative Asset — Note Hedge	79,602	79,602	—	79,602	—

Total assets:	$715,986	$716,527	$636,925	$79,602	$—

Liabilities:
Derivative Liability — Cash Conversion Option	$84,081	$84,081	$—	$84,081	$—
Derivative Liabilities — Contingent interest features of the Debentures and Notes	0	0	—	0	—

Total liabilities:	$84,081	$84,081	$—	$84,081	$—

Financial Instruments Recorded at Carrying Amount:

Assets:
Accounts receivables (e)	$292,796	$292,796
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,326,396	$1,291,352
Project debt	$898,796	$920,813

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(e)	Includes $27.9 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2009:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of December 31, 2009		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$81,458	$81,458	$81,458	$—	$—
Money market funds	352,225	352,225	352,225	—	—

Total cash and cash equivalents:	433,683	433,683	433,683	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	32,765	32,765	32,765	—	—
Money market funds	152,571	152,569	152,569	—	—
U.S. Treasury/Agency obligations (a)	35,382	35,388	35,388	—	—
State and municipal obligations	8,582	8,582	8,582	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	48,452	48,469	48,469	—	—

Total restricted funds held in trust:	277,752	277,773	277,773	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (b)	20,243	20,243	20,243	—	—
Money market funds (c)	6,106	6,106	6,106	—	—

Total restricted funds other:	26,349	26,349	26,349	—	—
Investments:
Marketable securities available for sale (c)	300	300	300	—	—
Mutual and bond funds (b)	1,802	2,105	2,105	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	13,726	13,726	13,726	—	—
Residential mortgage-backed securities (d)	5,203	5,203	5,203	—	—
Corporate investments (d)	9,213	9,213	9,213	—	—
Equity securities (c)	871	871	871	—	—

Total investments:	31,115	31,418	31,418	—	—
Derivative Asset — Note Hedge	123,543	123,543	—	123,543	—

Total assets:	$892,442	$892,766	$769,223	$123,543	$—

Liabilities:
Derivative Liability — Cash Conversion Option	$128,603	$128,603	$—	$128,603	$—
Derivative Liabilities — Contingent interest features of the Debentures and Notes	0	0	—	0	—

Total liabilities:	$128,603	$128,603	$—	$128,603	$—

Financial Instruments Recorded at Carrying Amount:

Assets:
Accounts receivables (e)	$336,876	$336,876
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,309,103	$1,314,264
Project debt	$959,364	$983,474

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(e)	Includes $32.7 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

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

The cost or amortized cost, unrealized gains, unrealized losses and the fair value of our investments categorized by type of security, were as follows (in thousands):

	As of June 30, 2010				As of December 31, 2009
	Cost or				Cost or
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$—	$—	$—	$—	$300	$—	$—	$300
Equity securities — insurance business	894	146	55	985	732	150	11	871

Total current investments	$894	$146	$55	$985	$1,032	$150	$11	$1,171

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$90	$—	$—	$90	$315	$6	$—	$321
U.S. government agencies	12,203	195	1	12,397	13,157	257	9	13,405
Residential mortgage-backed	2,861	103	—	2,964	5,150	74	21	5,203
Corporate	12,425	482	4	12,903	8,878	337	2	9,213
Other government obligations	1,345	—	103	1,242	—	—	—	—

Total fixed maturities — insurance business	28,924	780	108	29,596	27,500	674	32	28,142
Mutual and bond funds	2,030	—	53	1,977	1,802	303	—	2,105

Total noncurrent investments	$30,954	$780	$161	$31,573	$29,302	$977	$32	$30,247

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Fair	Unrealized	Fair	Unrealized
Description of Investments	Value	Losses	Value	Losses

U.S. Treasury and other direct U.S. Government obligations	$348	$1	$341	$9
Federal agency mortgage-backed securities	—	—	1,503	21
Other government obligations	1,242	103	—	—
Corporate bonds	604	4	100	2

Total fixed maturities	2,194	108	1,944	32
Equity securities	234	55	94	11

Total temporarily impaired investments	$2,428	$163	$2,038	$43

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The number of U.S. Treasury and federal agency obligations, mortgage-backed securities, other government obligations, and corporate bonds temporarily impaired are 1, 0, 2, and 2, respectively. As of June 30, 2010, all of the temporarily impaired fixed maturity investments had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 10.0%, and 18.5% of the total fixed maturities as of June 30, 2010 and December 31, 2009, respectively. Our MBS holdings are issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”) all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in thousands):

	As of June 30, 2010
	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$12,354	$12,511
Over one year to five years	14,388	14,872
Over five years to ten years	1,181	1,206
More than ten years	1,001	1,007

Total fixed maturities	$28,924	$29,596

The following reflects the change in net unrealized (loss) gain on available-for-sale securities included as a separate component of AOCI in the condensed consolidated statements of equity (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Fixed maturities, net	$29	$500	$51	$412
Equity securities, net	(74)	160	(48)	(20)
Mutual and bond funds	(53)	113	75	97

Change in net unrealized (loss) gain on investments	$(98)	$773	$78	$489

The components of net unrealized (loss) gain on available-for-sale securities consist of the following (in thousands):

	For the Three		For the Six
	Months		Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net unrealized holding (loss) gain on available-for-sale securities arising during the period	$(106)	$744	$70	$460
Reclassification adjustment for net realized losses on available-for-sale securities included in net income	8	29	8	29

Net unrealized (loss) gain on available-for-sale securities	$(98)	$773	$78	$489

NOTE 12.	DERIVATIVE INSTRUMENTS

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of income.

Derivative Instruments Not Designated		Fair Value as of
As Hedging Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009
		(In thousands)

Asset Derivatives:
Note Hedge	Other noncurrent assets	$79,602	$123,543
Liability Derivatives:
Cash Conversion Option	Long-term debt	$84,081	$128,603
Contingent interest features of the Debentures and Notes	Other noncurrent liabilities	$0	$0

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Effect on Income of Derivative	Location of Gain or (Loss)	For the Three	For the Three	For the Six	For the Six
Instruments Not Designated	Recognized in Income on	Months Ended	Months Ended	Months Ended	Months Ended
As Hedging Instruments	Derivatives	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
			(In thousands)

Note Hedge	Non-cash convertible debt related expense	$(7,045)	$7,137	$(43,941)	$7,137
Cash Conversion Option	Non-cash convertible debt related expense	5,704	(6,520)	44,522	(6,520)
Contingent interest features of the Debentures and Notes	Non-cash convertible debt related expense	—	—	—	—

Effect on income of derivative instruments not designated as hedging instruments		$(1,341)	$617	$581	$617

Cash Conversion Option, Note Hedge and Contingent Interest features related to the 3.25% Cash Convertible Senior Notes

The Cash Conversion Option is a derivative instrument which is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated income statement as non-cash convertible debt related expense. The Note Hedge is accounted for as a derivative instrument and as such, is recorded at fair value quarterly with any change in fair value being recognized in our condensed consolidated statements of income as non-cash convertible debt related expense.

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

We hold a 26% investment in Quezon Power, Inc. (“Quezon”). We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our condensed consolidated statements of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the three months ended June 30, 2010 and 2009, we collected $7.1 million and $13.1 million, respectively, and for the six months ended June 30, 2010 and 2009, we collected $14.7 million and $18.3 million, respectively, for the operation and maintenance of the facility. As of June 30, 2010 and December 31, 2009, the net amount due to Quezon was $4.0 million and $5.0 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

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

Other Matters

Other commitments as of June 30, 2010 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$297,741	$29,112	$268,629
Surety bonds	110,203	—	110,203

Total other commitments — net	$407,944	$29,112	$378,832

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

The surety bonds listed on the table above relate primarily to performance obligations ($99.4 million) and support for closure obligations of various energy projects when such projects cease operating ($10.8 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

NOTE 15.	SUBSEQUENT EVENT

On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share (approximately $233 million) which was paid on July 20, 2010. We utilized a combination of cash on hand and borrowings under the Revolving Loan Facility to fund the special cash dividend.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of June 30, 2010 and our results of operations for the three and six months ended June 30, 2010, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2009 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2009 (“Form 10-K”), an in the interim unaudited financial statements and notes included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010, to which the reader is directed for additional information.

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

As of June 30, 2010, we owned, had equity investments in, and/or operate 65 energy generation facilities, 57 of which were in the Americas and eight of which were located outside the Americas. Our energy generation facilities use a variety of fuels, including municipal solid waste, wood waste (biomass), landfill gas, water (hydroelectric), natural gas, coal, and heavy fuel-oil. We also own or operate several businesses that are associated with our energy-from-waste business, including a waste procurement business, two ash fills and two landfills, which we use primarily for ash disposal, and 13 waste transfer stations.

We have extensive experience in developing, constructing, operating, acquiring and integrating waste and energy services businesses. We are focusing our efforts on operating our existing business and pursuing strategic growth opportunities through development and acquisition with the goal of maximizing long-term shareholder return. We anticipate that a part of our future growth will come from investing in or acquiring additional energy-from-waste, waste disposal and renewable energy production businesses, primarily in the Americas and Europe. We are also exploring the sale of our fossil fuel independent power production facilities in the Philippines, India and Bangladesh. Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. The timing and scale of our investment activity in growth opportunities is often unpredictable and uneven. If we accumulate cash substantially in excess of our needs to support ongoing operations and near-term investment opportunities, we will consider appropriate capital allocation alternatives, including returning capital to shareholders.

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

Our business offers sustainable solutions to energy and environmental problems, and our corporate culture is focused on themes of sustainability in all of its forms. We aspire to continuous improvement in environmental performance, beyond mere compliance with legally required standards. This ethos is embodied in our “Clean World Initiative,” an umbrella program under which we are:

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

Growth and Development

We are pursuing additional growth opportunities particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce GHG emissions. We are focusing on the United Kingdom, Ireland, Canada and the United States. Our growth opportunities include: new energy-from-waste and other renewable energy projects, existing project expansions, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

The following is a discussion of acquisitions and business development for 2010 and 2009. See Item 1. Financial Statements — Note 3. Acquisitions, Business Development and Dispositions for additional information.

ACQUISITIONS, BUSINESS DEVELOPMENT AND CONTRACT TRANSITIONS

Facility/Operating
Contract	Location	Year	Transaction	Type	Summary
Wallingford	CT	2010	Contract	EfW	We entered into new tip fee contracts which commenced upon expiration of the existing service fee contract in June 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

Huntington	NY	2010	Acquisition	EfW	We acquired a nominal limited partnership interest held by a third party in Covanta Huntington Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Huntington, New York.

Dade Long Beach Hudson Valley MacArthur Plymouth York Burnaby Abington	FL CA NY NY PA PA Canada PA	2010 2009 2009 2009 2009 2009 2009 2009	Acquisition	EfW EfW EfW EfW EfW EfW EfW Trans.St.	We acquired seven energy-from-waste businesses and one transfer station business from Veolia Environmental Services North America Corp. (the “Veolia EfW Acquisition”). The acquired businesses have a combined capacity of 9,600 tons per day (“tpd”). Each of the operations acquired includes a long-term operating contract with the respective municipal client. Six of the energy-from-waste facilities and the transfer station are publicly-owned facilities. We acquired a majority ownership stake in one of the energy-from-waste facilities and subsequently purchased the remaining ownership stake in this facility.

Stanislaus County	CA	2009	Contract	EfW	The service fee contract with Stanislaus County was extended from 2010 to 2016.

Philadelphia Transfer Stations	PA	2009	Acquisition	Transfer Stations	We acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania.

DISPOSITIONS

Facility/Operating
Contract	Location	Year	Transaction	Type	Summary
Detroit	MI	2009/2010	Contract	EfW	On June 30, 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tpd energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired. Effective June 30, 2009, we purchased an undivided 30% owner-participant interest in the Detroit Facility and entered into certain agreements for continued operation of the Detroit Facility for a term expiring June 30, 2010. During this one-year period, we were unable to secure an acceptable steam off-take arrangement. Effective June 30, 2010, we agreed to sell our entire interest in the Detroit Facility on or before September 30, 2010, subject to the buyer’s due diligence and any required regulatory approvals, and to continue operating the Detroit Facility under commercial arrangements until the earlier of the closing of the sale transaction or September 30, 2010.

ENERGY-FROM-WASTE
PROJECTS UNDER ADVANCED DEVELOPMENT OR CONSTRUCTION

Project/Facility	Location	Summary
Technology Development		We entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Licensing fees and demonstration unit purchases aggregated $3.3 million during the six months ended June 30, 2010 and, $4.7 million and $6.5 million during the years ended December 31, 2009 and 2008, respectively.

AMERICAS

Honolulu	HI	We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facility’s waste processing capacity from 2,160 tpd to 3,060 tpd and to increase the gross electricity capacity from 57 megawatts (“MW”) to 90 MW. The agreements also extend the service contract term by 20 years. The $302 million expansion project is a fixed-price construction project which will be funded and owned by the City and County of Honolulu. Environmental and other project related permits have been received and expansion construction has commenced.

Harrisburg	PA	We have an agreement to provide construction management services and advance up to $25.5 million (of which $21.7 million has been advanced and $19.8 million is outstanding as of June 30, 2010) in funding for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. The first three repayment installments under this funding arrangement have been paid, but each of the repayment installments of $0.6 million which were due to us on April 1, 2010 and July 1, 2010 have not been paid, and the City of Harrisburg has requested a forbearance period. We are discussing the proposed terms of the forbearance period with representatives of the City and certain other stakeholders. The City of Harrisburg is in a precarious financial condition with substantial obligations, and it has reported consideration of various future options (including seeking bankruptcy protection). We intend to work with the City of Harrisburg and other stakeholders to maintain our position in the project and to protect the recovery of our advance.

Hillsborough	FL	During the third quarter of 2009, we completed the expansion and commenced the operations of the expanded energy-from-waste facility located in Hillsborough County, Florida. We expanded waste processing capacity from 1,200 tpd to 1,800 tpd and increased gross electricity capacity from 29.0 MW to 46.5 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension to 2027.

Project/Facility	Location	Summary
INTERNATIONAL

Dublin	Ireland	We are developing a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of approximately €350 million. The Dublin project is being developed and will be owned by Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S. We are responsible for the design and construction of the project. We will operate and maintain the project for Dublin Waste to Energy Limited, which has a 25 year tip fee type contract with Dublin to provide disposal service for approximately 320,000 metric tons of waste annually, representing approximately 60% of the facility’s processing capacity. The project is structured on a build-own-operate-transfer model, where ownership will transfer to Dublin after the 25 year term, unless extended. The project is expected to sell electricity into the local grid. A portion of the electricity is expected to be eligible for a preferential renewable tariff. The primary approvals and licenses for the project have been obtained and the parties are working to satisfy remaining conditions required to resume construction activity on the project, pending receipt of which we have curtailed project spending.

Taixing	China	Taixing Covanta Yanjiang Cogeneration Co., Ltd., of which we own 85%, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The project company has obtained Rmb 165 million in project financing which, together with available cash from existing operations will fund construction costs. The Taixing project commenced construction in late 2009.

Chengdu	China	We and Chongqing Iron & Steel Company (Group) Limited have entered into an award to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We also executed a 25 year waste concession agreement for this project. In connection with this award, we acquired a 49% equity interest in the project company. Construction of the facility has commenced and the project company has obtained Rmb 480 million in project financing, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Limited until the project has been constructed and for one year after operations commence.

RESULTS OF OPERATIONS

The comparability of the information provided below with respect to our revenues, expenses and certain other items for the periods presented was affected by several factors. As outlined above under Overview — Growth and Development, our acquisition and business development initiatives resulted in various additional projects which increased comparative revenues and expenses. These factors must be taken into account in developing meaningful comparisons between the periods compared below.

RESULTS OF OPERATIONS — Three and Six Months Ended June 30, 2010 vs. Three and Six Months Ended June 30, 2009

	For the		For the		Variance
	Three Months Ended		Six Months Ended		Increase/(Decrease)
	June 30,		June 30,		Three	Six
	2010	2009	2010	2009	Month	Month
			(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$435,211	$375,786	$852,006	$734,546	$59,425	$117,460
Total operating expenses	378,732	314,454	793,556	670,022	64,278	123,534

Operating income	56,479	61,332	58,450	64,524	(4,853)	(6,074)

Other income (expense):
Investment income	509	1,156	1,095	2,184	(647)	(1,089)
Interest expense	(10,692)	(8,532)	(21,280)	(16,448)	2,160	4,832
Non-cash convertible debt related expense	(11,734)	(6,395)	(19,981)	(11,097)	5,339	8,884

Total other expenses	(21,917)	(13,771)	(40,166)	(25,361)	8,146	14,805

Income before income tax expense and equity in net income from unconsolidated investments	34,562	47,561	18,284	39,163	(12,999)	(20,879)
Income tax expense	(14,809)	(17,901)	(6,934)	(14,583)	(3,092)	(7,649)
Equity in net income from unconsolidated investments	7,521	5,671	11,191	11,480	1,850	(289)

NET INCOME	27,274	35,331	22,541	36,060	(8,057)	(13,519)

Less: Net income attributable to noncontrolling interests in subsidiaries	(1,485)	(2,164)	(3,985)	(3,544)	(679)	441

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$25,789	$33,167	$18,556	$32,516	(7,378)	(13,960)

Weighted Average Common Shares Outstanding:
Basic	154,377	153,731	154,139	153,600	646	539

Diluted	155,026	154,953	154,802	154,846	73	(44)

Earnings Per Share:
Basic	$0.17	$0.22	$0.12	$0.21	$(0.05)	$(0.09)

Diluted	$0.17	$0.21	$0.12	$0.21	$(0.04)	$(0.09)

Cash Dividend Declared Per Share:	$1.50	$—	$1.50	$—	$1.50	$1.50

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

Consolidated Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2010 vs. Results for the Three and Six Months Ended June 30, 2009

Operating revenues increased by $59.4 million and $117.5 million for the three and six month comparative periods, respectively, primarily due to the following:

•	increased waste and services revenues at our new businesses in our Americas segment, primarily due to the Veolia EfW Acquisition, and
•	increased electricity and steam sales revenue due to higher fuel pass through costs at our Indian facilities, and
•	increased recycled metal revenues in our Americas segment due primarily to higher market prices, and
•	increased construction revenue due to the Honolulu expansion projects, offset by
•	decreased waste and service revenues primarily due to the Detroit facility’s contract transition, and
•	decreased electricity and steam pricing at our existing energy-from-waste facilities in our Americas segment, primarily due to the Hempstead and Union contract transitions.

Operating expenses increased by $64.3 million and $123.5 million for the three and six month comparative periods, respectively, primarily due to the following:

•	increased operating costs at our new businesses in our Americas segment, primarily due to the Veolia EfW Acquisition, and
•	increased operating expenses at our Indian facilities resulting primarily from higher fuel costs, and
•	increased construction expenses due to the Honolulu expansion projects.

Operating income decreased by $4.9 million and $6.1 million for the three and six month comparative periods, respectively. Operating income in our Americas segment was relatively flat for both the three and six month comparative periods primarily due to the benefit of the Veolia EfW Acquisition and higher market prices for recycled metals, which was offset by the timing and increased scope of scheduled maintenance, and contract transitions at our Hempstead, Union and Detroit facilities. In our International segment operating income declined for both the three and six month comparative periods primarily due to higher fuel costs at our coal-fired facility in China and costs associated with staff reductions in our Shanghai office. For the six month comparative period, the declines were partially offset by higher foreign currency exchange gains.

Investment income decreased by $0.6 million and $1.1 million for the three and six month comparative periods, respectively, primarily due to lower interest rates on invested funds and lower cash balances. Interest expense increased by $2.2 million and $4.8 million for the three and six month comparative periods, respectively, primarily due to the issuance of the 3.25% Cash Convertible Senior Notes (“Notes”) which were issued in 2009, offset by lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below). Non-cash convertible debt related expense increased by $5.3 million and $8.9 million for the three and six month comparative periods, respectively, primarily due to the amortization of the debt discount for the Notes which were issued in 2009, offset by the net changes to the valuation of the derivatives associated with the Notes.

Income tax expense decreased by $3.1 million and $7.6 million for the three and six month comparative periods, respectively, primarily due to lower pre-tax operating income, offset by lower production tax credits. See Item 1. Financial Statements — Note 7. Income Taxes for additional information.

Equity in net income from unconsolidated investments increased by $1.9 million for the three month comparative period primarily due to higher foreign currency exchange gains resulting from strengthening of the U.S. Dollar against the Philippine Peso and increased earnings resulting from timing differences in annual maintenance for the Quezon project. Equity in net income from unconsolidated investments decreased by $0.3 million for the six month comparative period primarily due to foreign currency exchange losses at our Chengdu joint venture and lower earnings at our Detroit equity investment, offset by increased earnings related to the Quezon project.

On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share (approximately $233 million) which was paid on July 20, 2010. For additional information, see Liquidity below.

Americas Segment Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2010 vs. Results for the Three and Six Months Ended June 30, 2009

	For the		For the
	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase/(Decrease)
	2010	2009	2010	2009	Three Month	Six Month
			(Unaudited, in thousands)

Waste and service revenues	$267,522	$226,881	$508,585	$432,233	$40,641	$76,352
Electricity and steam sales	94,004	95,995	189,413	197,244	(1,991)	(7,831)
Other operating revenues	21,111	6,579	41,926	13,151	14,532	28,775

Total operating revenues	382,637	329,455	739,924	642,628	53,182	97,296

Plant operating expenses	226,118	183,092	483,300	405,492	43,026	77,808
Depreciation and amortization expense	45,979	49,384	94,000	99,106	(3,405)	(5,106)
Net interest expense on project debt	9,812	11,165	20,094	22,835	(1,353)	(2,741)
General and administrative expenses	20,446	19,888	39,907	39,381	558	526
Other operating expense	20,878	6,122	41,492	11,575	14,756	29,917

Total operating expenses	323,233	269,651	678,793	578,389	53,582	100,404

Operating income	$59,404	$59,804	$61,131	$64,239	(400)	(3,108)

Operating Revenues

Operating revenues for the Americas segment increased by $53.2 million and $97.3 million for the three and six month comparative periods, respectively, as reflected in the comparison of existing business and new business in the table below (in millions) and the discussion of key variance drivers which follows:

	Americas Segment Operating Revenue Variances
	Three Months			Six Months
	Existing	New		Existing	New
	Business	Business (A)	Total	Business	Business (B)	Total

Waste and service revenues
Service fee	$(7.3)	$40.2	$32.9	$(15.3)	$74.2	$58.9
Tip fee	(1.9)	0.6	(1.3)	(2.8)	3.9	1.1
Recycled metal	8.0	1.0	9.0	14.5	1.9	16.4

Total waste and service revenues	(1.2)	41.8	40.6	(3.6)	80.0	76.4
Electricity and steam sales	(8.7)	6.7	(2.0)	(17.9)	10.1	(7.8)
Other operating revenues	14.1	0.5	14.6	28.1	0.6	28.7

Total operating revenues	$4.2	$49.0	$53.2	$6.6	$90.7	$97.3

(A)	New business is defined as businesses acquired after June 30, 2009.

(B)	This column represents the results of operations for six months ended June 30, 2010 for businesses acquired after June 30, 2009 plus the results of operations for three months ended March 31, 2010 for businesses acquired after March 31, 2009.

•	Revenues from Service Fee arrangements for existing business decreased for the three and six month comparative periods primarily due to the Detroit facility’s contract transition and lower revenues earned explicitly to service project debt of $1.9 million and $3.9 million, respectively, partially offset by service fee contract escalations and the Hillsborough expansion.
•	Revenues from Tip Fee arrangements for existing business decreased for the three and six month comparative periods primarily due to lower waste volumes, partially offset by higher tip fee pricing.
•	Recycled metal revenues for existing business increased for the three and six month comparative periods primarily due to higher pricing. Historically, we have experienced volatile prices for recycled metal which has affected our recycled metal revenue as reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2010		2009	2008
March 31,		$12.6	$5.2	$11.4
June 30,		14.8	5.8	19.0
September 30,		—	9.1	17.3
December 31,		—	9.1	5.9

Total for the Year Ended December 31,	$	N/A	$29.2	$53.6

•	Electricity and steam sales for existing business decreased for the three and six month comparative periods due to contract transitions at our Hempstead, Union and Detroit facilities and lower production primarily due to economically dispatching one of our biomass facilities.

•	Other operating revenues for existing business increased primarily due to increased construction revenue for expansion projects.

Operating Expenses

Variances in plant operating expenses for the Americas segment are as follows (in millions):

Americas Segment Plant Operating Expense Variances
	Three Months			Six Months
	Existing	New		Existing	New
	Business	Business (A)	Total	Business	Business (B)	Total

Total plant operating expenses	$14.2	$28.8	$43.0	$13.3	$64.5	$77.8

(A)	New business is defined as businesses acquired after June 30, 2009.
(B)	This column represents the results of operations for six months ended June 30, 2010 for businesses acquired after June 30, 2009 plus the results of operations for three months ended March 31, 2010 for businesses acquired after March 31, 2009.

Existing business plant operating expenses increased for the three and six month comparative periods primarily due to the timing and increased scope of scheduled maintenance, cost escalations, higher costs relating to the Hempstead facility’s contract transition, and lower alternative fuel tax credits and renewable energy credits, partially offset by the Detroit facility’s contract transition, and the benefit of lower costs related to economically dispatching one of our biomass facilities.

Other operating expenses increased for the three and six month comparative periods primarily due to increased construction expense for expansion projects.

Operating Income

Operating income declined by $0.4 million and $3.1 million for the three and six month comparative periods, respectively, due to the impact of contract transitions at our Hempstead, Union and Detroit facilities, as well as the timing and increased scope of scheduled maintenance. These amounts were partially offset by higher recycled metal revenues, the benefit of the Veolia EfW Acquisition and improved performance at recently acquired facilities.

International Business Results of Operations — Comparison of Results for the Three and Six Months Ended June 30, 2010 vs. Results for the Three and Six Months Ended June 30, 2009

	For the		For the
	Three Months Ended		Six Months Ended		Variance
	June 30,		June 30,		Increase/(Decrease)
	2010	2009	2010	2009	Three Month	Six Month
			(Unaudited, in thousands)

Waste and service revenues	$1,033	$961	$1,970	$1,878	$72	$92
Electricity and steam sales	46,704	40,545	100,541	81,165	6,159	19,376

Total operating revenues	47,737	41,506	102,511	83,043	6,231	19,468

Plant operating expenses	40,673	31,464	87,717	65,106	9,209	22,611
Depreciation and amortization expense	1,978	1,760	3,853	3,509	218	344
Net interest expense on project debt	597	943	1,292	2,042	(346)	(750)
General and administrative expenses	6,937	6,389	13,519	11,817	548	1,702
Other operating expenses (income)	1	(1,089)	(1,174)	(611)	1,090	(563)

Total operating expenses	50,186	39,467	105,207	81,863	10,719	23,344

Operating (loss) income	$(2,449)	$2,039	$(2,696)	$1,180	(4,488)	(3,876)

Revenues and plant operating expenses from our Indian facilities both increased by approximately $5 million and $17 million for the three and six month comparative periods, respectively, primarily from higher fuel costs, which are a pass through at both facilities, partially offset by lower demand from the electricity offtaker and resulting lower electricity generation. The remaining increase in plant operating expenses for both the three and six month comparative periods resulted primarily due to higher fuel costs at our coal-fired facility in China.

General and administrative expenses increased by $0.5 million for the three month comparative period with various cost reductions being more than offset by increased costs associated with staff reductions in our Shanghai office. General and administrative expenses increased by $1.7 million for the six month comparative period primarily due to costs associated with staff reductions in our Shanghai office, additional business development spending in the United Kingdom, and normal wage and benefit escalations.

Other operating expense increased by $1.1 million for the three month comparative period primarily due to lower foreign currency exchange gains. Other operating expense decreased by $0.6 million for the six month comparative period primarily due to higher foreign currency exchange gains.

Operating Income

Operating income declined by $4.5 million and $3.9 million for the three and six months comparative periods, respectively, primarily due to higher fuel costs at our coal-fired facility in China and costs associated with staff reductions in our Shanghai office. For the six month comparative period, the declines were partially offset by higher foreign currency exchange gains.

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

We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as an additional way of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s credit facilities as described below under Liquidity and Capital Resources, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis. Under these credit facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of June 30, 2010. Failure to comply with such financial covenants could result in a default under these credit facilities, which default would have a material adverse affect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009, reconciled for each such period to net income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Income Attributable to Covanta Holding Corporation	$25,789	$33,167	$18,556	$32,516
Depreciation and amortization expense	47,983	51,162	97,905	102,660
Debt service:
Net interest expense on project debt	10,409	12,108	21,386	24,877
Interest expense	10,692	8,532	21,280	16,448
Non-cash convertible debt related expense	11,734	6,395	19,981	11,097
Investment income	(509)	(1,156)	(1,095)	(2,184)

Subtotal debt service	32,326	25,879	61,552	50,238
Income tax expense	14,809	17,901	6,934	14,583
Other adjustments:
Change in unbilled service receivables	5,601	4,827	16,404	9,527
Non-cash compensation expense	5,921	3,762	9,421	7,669
Other	3,258	1,106	4,530	1,651

Subtotal other adjustments	14,780	9,695	30,355	18,847
Net income attributable to noncontrolling interests in subsidiaries	1,485	2,164	3,985	3,544

Total adjustments	111,383	106,801	200,731	189,872

Adjusted EBITDA	$137,172	$139,968	$219,287	$222,388

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cash flow provided by operating activities	$89,904	$85,927	$208,931	$137,322
Debt service	32,326	25,879	61,552	50,238
Amortization of debt premium and deferred financing costs	191	1,130	360	2,308
Other (A)	14,751	27,032	(51,556)	32,520

Adjusted EBITDA	$137,172	$139,968	$219,287	$222,388

(A)	This amount relates primarily to changes in working capital.

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Quarterly Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

We generate substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs. As of June 30, 2010, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $285 million and the undrawn and available capacity of $300 million of our Revolving Credit Facility. In addition, we had restricted cash of $288 million, of which $172 million was designated for future payment of project debt principal.

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

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, make debt service payments and grow our business through acquisitions and business development. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. The timing and scale of our investment activity in growth opportunities is often unpredictable and uneven. If we accumulate cash substantially in excess of our needs to support ongoing operations and near-term investment opportunities, we will consider appropriate capital allocation alternatives, including returning capital to shareholders. See Management’s Discussion and Analysis of Financial Condition — Overview — Growth and Development above.

On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share (approximately $233 million) which was paid on July 20, 2010.

Sources and Uses of Cash Flow for the Six Months Ended June 30, 2010 and 2009:

	For the Six Months		Increase
	Ended June 30,		(Decrease)
	2010	2009	2010 vs 2009
	(Unaudited, in thousands)

Net cash provided by operating activities	$208,931	$137,322	$71,609
Net cash used in investing activities	(226,392)	(76,725)	149,667
Net cash (used in) provided by financing activities	(128,340)	297,788	(426,128)
Effect of exchange rate changes on cash and cash equivalents	(2,556)	388	(2,944)

Net (decrease) increase in cash and cash equivalents	$(148,357)	$358,773	(507,130)

Net cash provided by operating activities for the six months ended June 30, 2010 was $208.9 million, an increase of $71.6 million from the prior year period. The increase was primarily due to the timing of working capital and operations at our new businesses in our Americas segment.

Net cash used in investing activities for the six months ended June 30, 2010 was $226.4 million, an increase of $150.0 million from the prior year period. The increase was primarily comprised of higher cash outflows of $110.8 million related to the acquisition of businesses, primarily the Dade, Florida energy-from-waste business in February 2010, $22.4 million of higher cash outflows for increased capital expenditures and $15.1 million related to the acquisition of land use rights in the United Kingdom.

Net cash used in financing activities for the six months ended June 30, 2010 was $128.3 million, a decrease of $426.1 million from the prior year period, of which $388.9 million related to the proceeds from the issuance of the Notes and related transactions received during the six months ended June 30, 2009.

The remaining net decrease in uses of cash of $37.2 million was primarily driven by an increase in restricted funds of $11.8 million for the six months ended June 30, 2010, as compared to a decrease in restricted funds of $39.9 million in the prior year period, offset by lower net principal payments on project debt of $13.5 million.

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of June 30, 2010, we had unrestricted cash and cash equivalents of $285 million (of which approximately $60 million was held by our insurance and international subsidiaries).

Short-Term Liquidity

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of June 30, 2010, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	June 30, 2010	June 30, 2010
Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$291,070	$28,930

(1)	Up to $200 million of which may be utilized for letters of credit.

On July 19, 2010, we utilized $50 million of the Revolving Loan Facility to help fund the special cash dividend.

Quarterly Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion)

To supplement our results prepared in accordance with GAAP, we use the measure of Free Cash Flow, which is a non-GAAP measure as defined by the Securities and Exchange Commission. This non-GAAP financial measure is not intended as a substitute and should not be considered in isolation from measures of liquidity prepared in accordance with GAAP. In addition, our use of Free Cash Flow may be different from similarly identified non-GAAP measures used by other companies, limiting their usefulness for comparison purposes. The presentation of Free Cash Flow is intended to enhance the usefulness of our financial information by providing measures which management internally uses to assess and evaluate the overall performance of our business and those of possible acquisition candidates, and highlight trends in the overall business.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the for the three and six months ended June 30, 2010 and 2009, reconciled for each such period to cash flow provided by operating activities.

The following is a summary of Free Cash Flow and its primary uses (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cash flow provided by operating activities	$89,904	$85,927	$208,931	$137,322
Less: Maintenance capital expenditures (A)	(16,033)	(12,608)	(48,637)	(36,272)

Free cash flow	$73,871	$73,319	$160,294	$101,050

Selected Uses of Free Cash Flow:
Principal payments on long-term debt	$(1,411)	$(1,670)	$(3,268)	$(3,345)
Principal payments on project debt, net of restricted funds used(B)	$(83,149)	$(29,165)	$(114,344)	$(67,658)
Distributions to partners of noncontrolling interests in subsidiaries	$(2,460)	$(2,369)	$(5,514)	$(6,085)
Acquisition of businesses, net of cash acquired	$—	$(17,517)	$(128,254)	$(17,517)
Acquisition of land use rights	$(15,098)	$—	$(15,098)	$—
Acquisition of noncontrolling interests in subsidiary	$—	$—	$(2,000)	$—
Purchase of equity interests	$—	$(7,855)	$—	$(8,938)
Other investment activities, net	$(478)	$(1,368)	$(16,501)	$(8,172)
Purchases of Property, Plant and Equipment:
Maintenance capital expenditures (A)	$(16,033)	$(12,608)	$(48,637)	$(36,272)
Capital expenditures associated with development projects	(7,102)	(1,997)	(9,964)	(4,111)
Capital expenditures associated with technology development	(1,587)	(497)	(3,307)	(943)
Capital expenditures — other	(1,835)	(163)	(2,631)	(772)

Total purchases of property, plant and equipment	$(26,557)	$(15,265)	$(64,539)	$(42,098)

(A)	Capital Expenditures primarily to maintain existing facilities. Purchase of property, plant and equipment is also referred to as Capital Expenditures.

(B)	Principal payments on project debt are net of changes in restricted funds held in trust used to pay debt principal of $(27.3) million and $35.6 million for the three months ended June 30, 2010 and 2009, respectively, and $(11.8) million and $39.9 million for the six months ended June 30, 2010 and 2009, respectively. Principal payments on project debt excludes principal repayments on working capital borrowings relating to the operations of our Indian facilities of $6.5 million and $5.5 million for the three months ended June 30, 2010 and 2009, respectively, and $7.2 million and $8.0 million for the six months ended June 30, 2010 and 2009, respectively.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 11. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Form 10-K. As of June 30, 2010, we were in compliance with the covenants under the Credit Facilities. The maximum Covanta Energy capital expenditures that can be incurred in 2010 to maintain existing operating businesses is approximately $220 million as of June 30, 2010.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	June 30,	December 31,
	2010	2009

3.25% Cash Convertible Senior Notes due 2014	$460,000	$460,000
Debt discount related to Cash Convertible Senior Notes	(102,112)	(112,475)
Cash conversion option derivative at fair value	84,081	128,603

3.25% Cash Convertible Senior Notes, net	441,969	476,128

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Convertible Debentures	(34,843)	(45,042)

1.00% Senior Convertible Debentures, net	338,907	328,708

Term Loan Facility due 2014	628,875	632,125
Other long-term debt	726	745

Total	1,410,477	1,437,706
Less: current portion	(6,852)	(7,027)

Total long-term debt	$1,403,625	$1,430,679

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

In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the Notes was adjusted to 59.1871 shares of our common stock per $1,000 principal amount of Notes. The adjusted conversion rate is equivalent to an adjusted conversion price of $16.90 per share and became effective on July 8, 2010.

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

1.00% Senior Convertible Debentures due 2027 (“Debentures”)

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share) or 13,253,867 issuable shares. As of June 30, 2010, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the Debentures was adjusted to 38.9883 shares of our common stock per $1,000 principal amount of Debentures. The adjusted conversion rate is equivalent to an adjusted conversion price of $25.65 per share and became effective on July 13, 2010.

For specific criteria related to contingent interest, conversion or redemption features of the Debentures, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

For details related to the fair value for the contingent interest feature related to the Debentures, see Note 12. Derivative Instruments.

Project Debt

Americas Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt” (short- and long-term) in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to our subsidiary Covanta ARC LLC, but is non-recourse to us, which as of June 30, 2010 aggregated to $208.5 million.

On June 1, 2010, we elected to repurchase $42.7 million of project bonds (issued in connection with our Hempstead facility) under a mandatory tender. The bonds were simultaneously amended to extend their final maturity from December 1, 2010 to June 1, 2015. As a result of this transaction, the bonds have been reflected as repaid in the condensed consolidated financial statements, but may be remarketed to third party investors at any time. In the event we effect such a remarketing, the aggregate amount of our project debt would be increased accordingly.

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

Restricted fund balances are as follows (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Current	Noncurrent	Current	Noncurrent

Debt service funds	$113,606	$72,830	$73,406	$101,376
Revenue funds	27,223	—	13,061	—
Other funds	39,798	34,823	44,756	45,153

Total	$180,627	$107,653	$131,223	$146,529

Of the $288 million in total restricted funds as of June 30, 2010, approximately $172 million was designated for future payment of project debt principal.

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

Other Commitments

Other commitments as of June 30, 2010 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$297,741	$29,112	$268,629
Surety bonds	110,203	—	110,203

Total other commitments — net	$407,944	$29,112	$378,832

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

The surety bonds listed on the table above relate primarily to performance obligations ($99.4 million) and support for closure obligations of various energy projects when such projects cease operating ($10.8 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

We have certain contingent obligations related to the Notes. These are:

•	holders may require us to repurchase their Notes, if a fundamental change occurs; and
•	holders may exercise their conversion rights upon the occurrence of certain events, which would require us to pay the conversion settlement amount in cash.

For specific criteria related to contingent interest, conversion or redemption features of the Notes, see Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2009.

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

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the six months ended June 30, 2010 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no material changes during the six months ended June 30, 2010 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2009. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of June 30, 2010, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2010. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 14. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	RISK FACTORS

There have been no material changes during the six months ended June 30, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	REMOVED AND RESERVED

None

Item 5.	OTHER INFORMATION

(a)	None.

(b)	Not applicable.

Item 6.	EXHIBITS

Exhibit
Number	Description
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 by the Interim Chief Financial Officer.
32	Certification of periodic financial report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Interim Chief Financial Officer.
Exhibit 101.INS:	XBRL Instance Document*
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema*
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase*
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document*
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase*
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase*

*	XBRL information is furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANTA HOLDING CORPORATION
(Registrant)

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President, Chief Accounting Officer
and Interim Chief Financial Officer

Date: July 22, 2010