Form 10-Q
period 2010-09-30
COVANTA HOLDING CORP
filed 2010-10-20
CIK 225648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Applicable Only to Corporate Issuers:

The number of shares of the registrant’s Common Stock outstanding as of the last practicable date.

Class	Outstanding at October 14, 2010
Common Stock, $0.10 par value	153,406,403 shares

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2010

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)

OPERATING REVENUES:
Waste and service revenues	$257,878	$233,187	$768,433	$667,298
Electricity and steam sales	148,051	161,342	438,005	439,751
Other operating revenues	31,048	14,180	82,545	36,206

Total operating revenues	436,977	408,709	1,288,983	1,143,255

OPERATING EXPENSES:
Plant operating expenses	242,069	233,290	813,086	703,888
Other operating expenses	28,707	14,804	77,568	34,270
General and administrative expenses	23,014	28,945	77,401	81,366
Depreciation and amortization expense	48,622	48,057	146,527	150,717
Net interest expense on project debt	9,880	12,634	31,266	37,511
Write-down of assets	32,321	—	32,321	—

Total operating expenses	384,613	337,730	1,178,169	1,007,752

Operating income	52,364	70,979	110,814	135,503

Other income (expense):
Investment income	574	952	1,669	3,136
Interest expense	(10,970)	(10,843)	(32,250)	(27,291)
Non-cash convertible debt related expense	(9,779)	(3,465)	(29,760)	(14,562)

Total other expenses	(20,175)	(13,356)	(60,341)	(38,717)

Income before income tax expense and equity in net income from unconsolidated investments	32,189	57,623	50,473	96,786
Income tax expense	(16,414)	(19,614)	(23,348)	(34,197)
Equity in net income from unconsolidated investments	6,833	5,611	18,024	17,091

NET INCOME	22,608	43,620	45,149	79,680

Less: Net income attributable to noncontrolling interests in subsidiaries	(2,451)	(2,768)	(6,436)	(6,312)

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$20,157	$40,852	$38,713	$73,368

Weighted Average Common Shares Outstanding:
Basic	153,443	153,779	153,907	153,660

Diluted	154,312	155,110	154,639	154,935

Earnings Per Share:
Basic	$0.13	$0.27	$0.25	$0.48

Diluted	$0.13	$0.26	$0.25	$0.47

Cash Dividend Declared Per Share:	$—	$—	$1.50	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except per
	share amounts)

ASSETS
Current:
Cash and cash equivalents	$76,507	$433,683
Restricted funds held in trust	228,070	131,223
Receivables (less allowances of $2,469 and $2,978, respectively)	273,321	306,631
Unbilled service receivables	22,377	37,692
Deferred income taxes	1,348	9,509
Prepaid expenses and other current assets	139,023	126,139

Total Current Assets	740,646	1,044,877
Property, plant and equipment, net	2,526,291	2,582,841
Investments in fixed maturities at market (cost: $25,713 and $27,500, respectively)	26,659	28,142
Restricted funds held in trust	109,651	146,529
Unbilled service receivables	32,316	37,389
Waste, service and energy contracts, net	480,731	380,359
Other intangible assets, net	80,720	84,610
Goodwill	230,020	202,996
Investments in investees and joint ventures	128,873	120,173
Other assets	296,807	306,366

Total Assets	$4,652,714	$4,934,282

LIABILITIES AND EQUITY
Current:
Current portion of long-term debt	$6,821	$7,027
Current portion of project debt	174,528	191,993
Accounts payable	36,259	27,831
Deferred revenue	73,892	60,256
Accrued expenses and other current liabilities	201,940	217,721

Total Current Liabilities	493,440	504,828
Long-term debt	1,421,798	1,430,679
Project debt	716,505	767,371
Deferred income taxes	583,954	571,122
Waste and service contracts	91,827	101,353
Other liabilities	144,654	141,760

Total Liabilities	3,452,178	3,517,113

Commitments and Contingencies (Note 14)

Equity:

Covanta Holding Corporation stockholders’ equity:
Preferred stock ($0.10 par value; authorized 10,000 shares; none issued and outstanding)	—	—
Common stock ($0.10 par value; authorized 250,000 shares; issued 156,723 and 155,615 shares; outstanding 153,407 and 154,936 shares)	15,672	15,562
Additional paid-in capital	885,563	909,205
Accumulated other comprehensive income	8,903	7,443
Accumulated earnings	256,906	450,864
Treasury stock, at par	(332)	(68)

Total Covanta Holding Corporation stockholders’ equity	1,166,712	1,383,006

Noncontrolling interests in subsidiaries	33,824	34,163

Total Equity	1,200,536	1,417,169

Total Liabilities and Equity	$4,652,714	$4,934,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$45,149	$79,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	146,527	150,717
Amortization of long-term debt deferred financing costs	5,044	3,591
Amortization of debt premium and discount	(5,620)	(6,382)
Write-down of assets	32,321	—
Non-cash convertible debt related expense	29,760	14,562
Stock-based compensation expense	13,279	10,724
Equity in net income from unconsolidated investments	(18,024)	(17,091)
Dividends from unconsolidated investments	10,910	2,941
Deferred income taxes	20,763	14,612
Other, net	7,436	5,544
Increase in restricted funds held in trust	(12,881)	(2,824)
Change in working capital, net of effects of acquisitions	53,443	(8,341)

Net cash provided by operating activities	328,107	247,733

INVESTING ACTIVITIES:
Proceeds from the sale of investment securities	9,759	5,467
Purchase of investment securities	(10,080)	(6,053)
Purchase of property, plant and equipment	(83,101)	(59,109)
Purchase of equity interest	—	(8,938)
Acquisition of noncontrolling interests in subsidiaries	(2,000)	—
Acquisition of businesses, net of cash acquired	(128,254)	(251,734)
Loan issued for the Harrisburg EfW facility to fund certain facility improvements, net of repayments	(400)	(8,605)
Acquisition of land use rights	(18,545)	—
Other, net	(14,952)	(652)

Net cash used in investing activities	(247,573)	(329,624)

FINANCING ACTIVITIES:
Proceeds from borrowings on long-term debt	—	460,000
Proceeds from issuance of warrants	—	53,958
Purchase of convertible note hedge	—	(112,378)
Payment of deferred financing costs	—	(15,648)
Payment of interest rate swap termination costs	—	(9,760)
Principal payments on long-term debt	(4,999)	(5,009)
Principal payments on project debt	(123,268)	(193,619)
Payments of borrowings on revolving credit facility	(56,000)	—
Proceeds from borrowings on project debt	14,178	72,046
Proceeds from borrowings on revolving credit facility	56,000	—
Change in restricted funds held in trust	(37,544)	30,977
Proceeds from the exercise of options for common stock, net	917	374
Cash dividends paid to shareholders	(232,671)	—
Common stock repurchased	(36,708)	—
Financings of insurance premiums, net	(9,787)	(9,443)
Distributions to partners of noncontrolling interests in subsidiaries	(7,098)	(9,596)
Other financing	(415)	—

Net cash (used in) provided by financing activities	(437,395)	261,902

Effect of exchange rate changes on cash and cash equivalents	(315)	196

Net (decrease) increase in cash and cash equivalents	(357,176)	180,207
Cash and cash equivalents at beginning of period	433,683	192,393

Cash and cash equivalents at end of period	$76,507	$372,600

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, in thousands)

Balance as of December 31, 2009	155,615	$15,562	$909,205	$7,443	$450,864	679	$(68)	$34,163	$1,417,169
Stock-based compensation expense			13,279						13,279
Cash dividend declared					(232,671)				(232,671)
Unvested restricted shares forfeited			14			137	(14)		—
Common stock repurchased			(36,458)			2,500	(250)		(36,708)
Exercise of options to purchase common stock	165	17	900						917
Shares issued in non-vested stock award	943	93	(93)						—
Acquisition of noncontrolling interests in subsidiaries			(1,284)					(716)	(2,000)
Distributions to partners of noncontrolling interests in subsidiaries								(7,098)	(7,098)
Comprehensive income, net of income taxes:
Net income					38,713			6,436	45,149
Foreign currency translation				560				1,039	1,599
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $88				(221)					(221)
Net unrealized gain on derivatives, net of income tax expense of $335				512					512
Net unrealized gain on securities, net of income tax expense of $244				609					609

Total comprehensive income				1,460	38,713			7,475	47,648

Balance as of September 30, 2010	156,723	$15,672	$885,563	$8,903	$256,906	3,316	$(332)	$33,824	$1,200,536

	Covanta Holding Corporation Stockholders’ Equity
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Interests in
	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Subsidiaries	Total
	(Unaudited, in thousands)

Balance as of December 31, 2008	154,797	$15,480	$832,595	$(8,205)	$349,219	517	$(52)	$35,014	$1,224,051
Stock-based compensation expense			10,724						10,724
Issuance of warrants			53,846						53,846
Unvested restricted shares forfeited			2			19	(2)		—
Shares repurchased for tax withholdings for vested stock awards			(1,909)			140	(14)		(1,923)
Exercise of options to purchase common stock	61	6	367						373
Shares issued in non-vested stock award	740	74	(74)						—
Purchase price allocation for noncontrolling interests								33,428	33,428
Distributions to partners of noncontrolling interests in subsidiaries								(9,596)	(9,596)
Comprehensive income, net of income taxes:
Net income					73,368			6,312	79,680
Foreign currency translation				3,478				741	4,219
Pension and other postretirement plan unrecognized net loss, net of income tax benefit of $50				(126)					(126)
Net unrealized gain on securities, net of income tax expense of $379				947					947

Total comprehensive income				4,299	73,368			7,053	84,720

Balance as of September 30, 2009	155,598	$15,560	$895,551	$(3,906)	$422,587	676	$(68)	$65,899	$1,395,623

The accompanying notes are an integral part of the condensed consolidated financial statements.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for fair presentation have been included in our financial statements. All intra-entity accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2010. This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”).

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The standard requires greater transparency about an entity’s financing receivables, which include loans, long-term receivables, lease receivables, and other long-term receivables. We are required to adopt this standard effective January 1, 2011 and do not expect this accounting standard to have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued an accounting standard related to multiple-deliverable revenue arrangements which we are required to adopt by January 1, 2011, although earlier application is permitted. The standard provides amendments to criteria for separating consideration in multiple element arrangements. As a result, multiple deliverable arrangements generally will be separated in more circumstances than under existing U.S. GAAP. We are currently evaluating the potential effects of this standard (which may be adopted either on a prospective or retrospective basis) on our condensed consolidated financial statements.

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

Honolulu Energy-from-Waste Facility

We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facility’s waste processing capacity from 2,160 tons per day (“tpd”) to 3,060 tpd and to increase gross electricity capacity from 57 megawatts (“MW”) to 90 MW. The agreements also extend the contract term by 20 years. The $302 million expansion project is a fixed-price construction contract which will be funded and owned by the City and County of Honolulu. Construction commenced at the end of 2009.

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

During the three months ended September 30, 2010, a post-closing purchase price adjustment of $2 million was recorded which is expected to be paid during the fourth quarter of 2010, pending final settlement. The final purchase price allocation included $139.8 million of property, plant and equipment, $329.2 million of intangible assets related to long-term operating contracts at each acquired Veolia business except for the facility which we own, $27.0 million related to goodwill and $113.9 million of assumed debt. The acquired intangible assets will be amortized over an average remaining useful facility life of 31 years.

Philadelphia Transfer Stations

In May 2009, we acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania for cash consideration of $17.5 million, inclusive of final working capital adjustments. The final purchase price allocation included $5.9 million of identifiable intangible assets related primarily to customer relationships and goodwill of $1.3 million.

Alternative Energy Technology Development

We have entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Licensing fees and demonstration unit purchases aggregated $4.4 million during the nine months ended September 30, 2010 and, $4.7 million and $6.5 million during the years ended December 31, 2009 and 2008, respectively.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

International

Dublin Joint Venture

In 2007, we entered into agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of €350 million. Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S, developed the project and has a 25 year tip fee type contract to provide disposal service for 320,000 metric tons of waste annually, representing approximately 50% of the facility’s processing capacity. The project is expected to sell electricity into the local electricity grid, at rates partially supported by a preferential renewable tariff. While the primary approvals and licenses for the project have been obtained, the longstop date for acquiring necessary property rights and achieving certain other conditions precedent under the project agreement expired on September 4, 2010, without the satisfaction of all the conditions precedent. The parties will need to agree to proceed and are currently working toward addressing the current project issues. See discussion in Note 8. Supplementary Information for accounting information for the Dublin project.

China Joint Ventures and Energy-from-Waste Facilities

In March 2009, Taixing Covanta Yanjiang Cogeneration Co., Ltd. of which we own 85%, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The Taixing project commenced construction in late 2009 and the project company has obtained Rmb 165 million in project financing which, together with available cash from existing operations, will fund construction costs.

In 2008, our project joint venture with Chongqing Iron & Steel Company (Group) Limited received an award to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality, in Sichuan Province, People’s Republic of China and the project’s 25 year waste concession agreement was executed. Construction of the facility has commenced and the project company has obtained financing for Rmb 480 million for the project, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Limited until the project has been constructed and for one year after operations commence.

Dispositions - Americas

Detroit Energy-from-Waste Facility

On June 30, 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tpd energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired.

Effective June 30, 2009, we purchased an undivided 30% owner-participant interest in the Detroit Facility for total cash consideration of approximately $7.9 million and entered into certain agreements for continued operation of the Detroit Facility for a term expiring June 30, 2010. During this one-year period, we were unable to secure an acceptable steam off-take arrangement.

Effective June 30, 2010, we agreed to sell our entire interest in the Detroit Facility, subject to the buyer’s due diligence and any required regulatory approvals, and to continue operating the Detroit Facility under commercial arrangements until the earlier of the closing of the sale transaction or September 30, 2010. The sale agreement did not close or extend on September 30, 2010, and the commercial arrangements expired on that date at which time we decided that it was in our best interest to shut down. Regardless if the Detroit Facility is permanently shut down, re-started or sold, we do not expect it to have a material effect on our condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income attributable to Covanta Holding Corporation	$20,157	$40,852	$38,713	$73,368

Basic earnings per share:
Weighted average basic common shares outstanding	153,443	153,779	153,907	153,660

Basic earnings per share	$0.13	$0.27	$0.25	$0.48

Diluted earnings per share:
Weighted average basic common shares outstanding	153,443	153,779	153,907	153,660
Dilutive effect of stock options	395	434	403	434
Dilutive effect of restricted stock	474	897	329	841
Dilutive effect of convertible debentures	—	—	—	—
Dilutive effect of warrants	—	—	—	—

Weighted average diluted common shares outstanding	154,312	155,110	154,639	154,935

Diluted earnings per share	$0.13	$0.26	$0.25	$0.47

Securities excluded from the weighted average dilutive common shares outstanding because their inclusion would have been antidilutive:
Stock options	1,850	1,981	1,883	1,981

Restricted stock	—	—	—	—

Warrants	27,226	24,803	27,226	24,803

On May 22, 2009, we entered into privately negotiated warrant transactions in connection with the issuance of 3.25% Cash Convertible Senior Notes due 2014 (“Notes”). As of September 30, 2010, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. These warrants could have a dilutive effect to the extent that the price of our common stock exceeds the applicable strike price ($25.74 in any of the periods presented) of the warrants. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the warrants was adjusted to $23.45 effective on July 8, 2010. For additional information related to the special cash dividend, see Note 6. Changes in Capitalization - Equity.

On January 31, 2007, we issued 1.00% Senior Convertible Debentures due 2027 (“Debentures”). The Debentures are convertible under certain circumstances if the closing sale price of our common stock exceeds a specified conversion price ($28.20 in any of the periods presented) before February 1, 2025. As of September 30, 2010, the Debentures did not have a dilutive effect on earnings per share because the average market price during the periods presented exceeded the strike price. In connection with the special cash dividend declared on June 17, 2010, the conversion rate for the Debentures was adjusted to 38.9883 shares of our common stock per $1,000 principal amount of Debentures. The adjusted conversion rate is equivalent to an adjusted conversion price of $25.65 per share and became effective on July 13, 2010. For additional information related to the special cash dividend, see Note 6. Changes in Capitalization - Equity.

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

	Reportable Segments
	Americas	International	All Other(1)	Total

Three Months Ended September 30, 2010:
Operating revenues	$393,779	$38,296	$4,902	$436,977
Operating income (loss)	79,652	(24,760)	(2,528)	52,364
Three Months Ended September 30, 2009:
Operating revenues	$345,643	$57,745	$5,321	$408,709
Operating income (loss)	68,731	4,601	(2,353)	70,979
Nine Months Ended September 30, 2010:
Operating revenues	$1,133,703	$140,807	$14,473	$1,288,983
Operating income (loss)	140,783	(27,456)	(2,513)	110,814
Nine Months Ended September 30, 2009:
Operating revenues	$988,271	$140,788	$14,196	$1,143,255
Operating income (loss)	132,970	5,781	(3,248)	135,503

(1)	All other is comprised of our insurance subsidiaries’ operations.

NOTE 6.	CHANGES IN CAPITALIZATION

Short-Term Liquidity

The credit facilities are comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of September 30, 2010, we were in compliance with all required covenants and had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	September 30, 2010	September 30, 2010

Revolving Loan Facility (1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$294,471	$25,529

(1)	Up to $200 million of which may be utilized for letters of credit.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	September 30,	December 31,
	2010	2009

3.25% Cash Convertible Senior Notes due 2014	$460,000	$460,000
Debt discount related to Cash Convertible Senior Notes	(96,730)	(112,475)
Cash conversion option derivative at fair value	93,331	128,603

3.25% Cash Convertible Senior Notes, net	456,601	476,128

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Convertible Debentures	(29,603)	(45,042)

1.00% Senior Convertible Debentures, net	344,147	328,708

Term Loan Facility due 2014	627,250	632,125
Other long-term debt	621	745

Total	1,428,619	1,437,706
Less: current portion	(6,821)	(7,027)

Total long-term debt	$1,421,798	$1,430,679

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

1.00% Senior Convertible Debentures due 2027 (“Debentures”)

Under limited circumstances, prior to February 1, 2025, the Debentures are convertible by the holders into cash and shares of our common stock, if any, initially based on a conversion rate of 35.4610 shares of our common stock per $1,000 principal amount of Debentures, (which represents an initial conversion price of approximately $28.20 per share) or 13,253,867 issuable shares. As of September 30, 2010, if the Debentures were converted, no shares would have been issued since the trading price of our common stock was below the conversion price of the Debentures.

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

Debt Discount for the Notes and the Debentures

The debt discount related to the Notes and the Debentures is accreted over their respective terms and recognized as non-cash convertible debt related expense.

The following table details the amount of the accretion of debt discount as of September 30, 2010 included or expected to be included in our condensed consolidated financial statements for each of the periods indicated (in millions):

	Nine Months Ended	Remainder of	For the Years Ended
	September 30, 2010	2010	2011	2012	2013	2014

Non-cash convertible debt discount expense for the Notes	$15.7	$5.6	$23.5	$26.0	$28.8	$12.9
Non-cash convertible debt discount expense for the Debentures (1)	$15.4	$5.4	$22.3	$1.9	$—	$—

(1)	The Debentures mature on February 1, 2027. At our option, the Debentures are subject to redemption at any time on or after February 1, 2012, in whole or in part. In addition, holders may require us to repurchase their Debentures on February 1, 2012, February 1, 2017, and February 1, 2022, in whole or in part. For purposes of the accretion of the debt discount related to the Debentures, we have assumed that the Debentures will be repurchased pursuant to the holders’ option on February 1, 2012. For information detailing the redemption features of the Debentures, see Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

Equity

During the nine months ended September 30, 2010, we granted 816,480 shares of restricted stock awards. For information related to stock-based award plans, see Note 10. Stock-Based Compensation.

On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share. The special cash dividend of $233 million was paid on July 20, 2010. We utilized a combination of cash on hand and borrowings under the Revolving Loan Facility (which were subsequently repaid during the quarter) to fund the special cash dividend. In addition, holders of

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unvested shares of restricted stock received a dividend in the form of additional restricted stock awards totaling 126,267 shares with the same vesting conditions as the underlying shares of restricted stock to which they relate. For information related to the special cash dividend, see Note 10. Stock-Based Compensation.

On June 17, 2010, the Board of Directors increased the authorization to repurchase shares of outstanding common stock to $150 million. Under the program, stock repurchases may be made in the open market, in privately negotiated transactions from time to time, or by other available methods, at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. During the three months ended September 30, 2010, we repurchased 2,499,500 shares of our common stock at a weighted average cost of $14.69 per share for an aggregate amount of approximately $36.7 million. As of September 30, 2010, the amount remaining under our currently authorized share repurchase program is $113.3 million.

During the nine months ended September 30, 2009, we repurchased 139,762 shares of our common stock in connection with tax withholdings for vested stock awards.

NOTE 7.	INCOME TAXES

We record our interim tax provision based upon our estimated annual effective tax rate and account for the tax effects of discrete events in the period in which they occur. We file a federal consolidated income tax return with our eligible subsidiaries. Our federal consolidated income tax return also includes the taxable results of certain grantor trusts described below.

We currently estimate our annual effective tax rate for the year ended December 31, 2010 to be approximately 49.9%. The increase in the estimated annual effective tax rate for 2010 was primarily a result of the sunset of eligibility for production tax credits at some of our biomass facilities, as well as the non-cash impairment of our investment in Dublin. See discussion in Note 8. Supplementary Information. A minimal tax benefit is being recognized at this time associated with the Dublin non-cash impairment. We review the annual effective tax rate on a quarterly basis as projections are revised and laws are enacted. The effective income tax rate was 51.0% and 34.0% for the three months ended September 30, 2010 and 2009, respectively, and was 46.3% and 35.3% for the nine months ended September 30, 2010 and 2009, respectively. The liability for uncertain tax positions, exclusive of interest and penalties, was $130.7 million and $131.2 million as of September 30, 2010 and December 31, 2009, respectively. Liabilities for uncertain tax positions decreased by approximately $0.5 million during the nine months ended September 30, 2010. Included in the balance of unrecognized tax benefits as of September 30, 2010 are potential benefits of $117.9 million that, if recognized, would impact the effective tax rate. Acquisition related reserves in the liability for uncertain tax positions may decrease by approximately $22.9 million in the next twelve months with respect to the expiration of statutes. Approximately $7.2 million of these reserves may impact the tax provision.

For the three months ended September 30, 2010 and 2009, we recognized expenses of $0.4 million and $0.1 million, respectively, and for the nine months ended September 30, 2010 and 2009, we recognized a benefit of $1.3 million and an expense of $0.5 million, respectively, of interest and penalties on uncertain tax positions. As of September 30, 2010 and December 31, 2009, we had accrued interest and penalties associated with liabilities for unrecognized tax positions of $7.1 million and $8.4 million, respectively. We continue to reflect interest accrued on uncertain tax positions and penalties as part of the tax provision.

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

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had consolidated federal NOLs estimated to be approximately $545 million for federal income tax purposes as of December 31, 2009, based on the tax returns as filed. The federal NOLs will expire in various amounts from December 31, 2011 through December 31, 2028, if not used. Current forecasts indicate we will utilize consolidated federal NOLs in 2010 which will otherwise expire in 2011. In addition to the consolidated federal NOLs, as of December 31, 2009, we had state NOL carryforwards of approximately $264.7 million, which expire between 2011 and 2027, capital loss carryforwards of $0.2 million expiring in 2013, and additional federal credit carryforwards, including production tax credits and minimum tax credits, of $47.5 million. These deferred tax assets are offset by a valuation allowance of approximately $20.5 million.

In March 2010, U.S. Federal legislation enacted the Patient Protection and Affordable Care Act (“PPACA”) as well as a companion bill, the Health Care and Education Reconciliation Act of 2010 (“the Reconciliation Act”). As a result of enactment of the PPACA and the Reconciliation Act (collectively, the “Acts”), employers receiving the Medicare Part D subsidy will recognize a deferred tax charge for the reduction in deductibility of postretirement prescription drug coverage for eligible retirees. The resulting deferred tax charge from enactment of the Acts was recognized in the results for the nine months ended September 30, 2010. This charge was not material to our condensed consolidated financial statements.

For further information, refer to Note 16. Income Taxes of the Notes to the Consolidated Financial Statements in our Form 10-K.

NOTE 8.	SUPPLEMENTARY INFORMATION

Operating Revenues

The components of waste and service revenues are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Waste and service revenues unrelated to project debt	$239,722	$212,841	$707,122	$608,050
Revenue earned explicitly to service project debt-principal	13,538	14,759	47,022	42,198
Revenue earned explicitly to service project debt-interest	4,618	5,587	14,289	17,050

Total waste and service revenues	$257,878	$233,187	$768,433	$667,298

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

Our independent power production facilities in India generate electricity and steam explicitly for specific purchasers and as such, these agreements are considered lease arrangements. Electricity and steam sales included lease income from our international business of $27.2 million and $46.4 million for the three months ended September 30, 2010 and 2009, respectively, and $107.2 million and $110.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Operating Costs

Pass through costs

Pass through costs are costs for which we receive a direct contractually committed reimbursement from the municipal client which sponsors an energy-from-waste project. These costs generally include utility charges, insurance premiums, ash residue transportation and disposal and certain chemical costs. These costs are recorded net of municipal client reimbursements in our condensed consolidated financial statements. Total pass through costs were $21.4 million and $16.6 million for the three months ended September 30, 2010 and 2009, respectively, and $64.9 million and $46.4 million for the nine months ended September 30, 2010 and 2009, respectively.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other operating expenses

The components of other operating expenses are as follows (in thousands):

	Other Operating Expenses
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Construction expense	$22,215	$7,169	$63,354	$18,494
Insurance subsidiary operating expenses (1)	6,805	7,022	15,347	15,524
Foreign exchange loss (gain)	44	35	(765)	(271)
Other	(357)	578	(368)	523

Total other operating expenses	$28,707	$14,804	$77,568	$34,270

(1)	Insurance subsidiary operating expenses are primarily comprised of incurred but not reported loss reserves, loss adjustment expenses and policy acquisition costs.

Amortization of waste, service and energy contracts

Our waste, service and energy contracts are intangible assets and liabilities relating to long-term operating contracts at acquired facilities and are recorded upon acquisition at their estimated fair market values based upon discounted cash flows. Intangible assets and liabilities are amortized using the straight line method over their remaining useful lives. The following table details the amount of the actual/estimated amortization expense and contra-expense associated with these intangible assets and liabilities as of September 30, 2010 included or expected to be included in our condensed consolidated statement of income for each of the years indicated (in thousands):

	Waste, Service and	Waste and Service
	Energy Contracts	Contracts
	(Amortization Expense)	(Contra-Expense)

Nine Months ended September 30, 2010	$30,512	$(9,527)

Remainder of 2010	$10,017	$(3,248)
2011	37,784	(12,408)
2012	35,690	(12,412)
2013	32,124	(12,390)
2014	29,128	(12,500)
2015	25,835	(8,188)
Thereafter	310,153	(30,681)

Total	$480,731	$(91,827)

Write-down of Assets

Americas-Harrisburg Energy-from-Waste Facility

In 2008, we entered into a ten year agreement with The Harrisburg Authority to maintain and operate an 800 tpd energy-from-waste facility located in Harrisburg, Pennsylvania. We also agreed to provide construction management services and to advance up to $25.5 million in funding to The Harrisburg Authority for certain facility improvements required to enhance facility performance, which improvements were substantially completed during 2010. The repayment of this funding is guaranteed by the City of Harrisburg, but is otherwise unsecured, and is junior to project bondholders’ rights. We have advanced $21.7 million, of which $19.8 million is outstanding as of September 30, 2010 under this funding arrangement. Four repayment installments under this funding arrangement, which were due to us on April 1, 2010, July 1, 2010, August 1, 2010 and October 1, 2010, totaling an aggregate of $2.0 million, have not been paid. The City of Harrisburg requested a forbearance period in April 2010, but meaningful discussion of forbearance and of the City’s related plan for financial recovery did not develop on a timely basis. On October 5, 2010, we filed suit against the City of Harrisburg in the Dauphin County Court of Common Pleas seeking to enforce our rights under the City’s guaranty. We believe that the City of Harrisburg is in a precarious financial condition with substantial obligations, and it has reported both its inability to pay its obligations and consideration of various future options (including state oversight and seeking bankruptcy protection). We intend to pursue our lawsuit in parallel with efforts to work with the City of Harrisburg and other stakeholders to protect the full recovery of our advance and to maintain our position in the project. As a result of these recent developments, we recorded a non-cash impairment charge of $6.6 million, pre-tax, during the three months ended September 30, 2010, to write-down the receivable to $13.2 million, which was calculated based on a range of potential outcomes utilizing various estimated cash flows for the receivable.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Americas – Corporate Real Estate

During the three months ended September 30, 2010, we recorded a non-cash impairment charge of $2.6 million which is comprised primarily of the write-down of real estate for our corporate office to estimated fair value.

International - Dublin Joint Venture

In 2007, we entered into agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of €350 million. Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S, developed the project and has a 25 year tip fee type contract to provide disposal service for 320,000 metric tons of waste annually, representing approximately 50% of the facility’s processing capacity. The project is expected to sell electricity into the local electricity grid, at rates partially supported by a preferential renewable tariff. While the primary approvals and licenses for the project have been obtained, the longstop date for acquiring necessary property rights and achieving certain other conditions precedent under the project agreement expired on September 4, 2010, without the satisfaction of all the conditions precedent. The parties will need to agree to proceed and are currently working toward addressing the current project issues. In light of the current circumstances surrounding the project, we recorded a non-cash impairment charge of $23.1 million, pre-tax, during the three months ended September 30, 2010. This charge was comprised of the entire capitalized pre-construction and construction costs for the project, net of approximately $7.5 million in recoverable assets net of liabilities that remain on the condensed consolidated balance sheet primarily related to recoverable premiums under project insurance.

Non-Cash Convertible Debt Related Expense

The components of non-cash convertible debt related expense are as follows (in thousands):

	Non-Cash Convertible Debt Related Expense
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Debt discount accretion related to the Notes	$5,382	$4,742	$15,745	$6,967
Debt discount accretion related to the Debentures	5,239	4,874	15,439	14,363
Fair value changes related to the Note Hedge	(10,093)	10,515	33,848	3,378
Fair value changes related to the Cash Conversion Option	9,251	(16,666)	(35,272)	(10,146)

Total non-cash convertible debt related expense	$9,779	$3,465	$29,760	$14,562

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Comprehensive income, net of income taxes:
Net income attributable to Covanta Holding Corporation	$20,157	$40,852	$38,713	$73,368

Foreign currency translation	10,424	(870)	560	3,478
Pension and other postretirement plan unrecognized net loss	(74)	(42)	(221)	(126)
Net unrealized gain on derivatives	512	—	512	—
Net unrealized gain on securities	531	458	609	947

Other comprehensive income (loss) attributable to Covanta Holding Corporation	11,393	(454)	1,460	4,299

Comprehensive income attributable to Covanta Holding Corporation	$31,550	$40,398	$40,173	$77,667

Net income attributable to noncontrolling interests in subsidiaries	$2,451	$2,768	$6,436	$6,312
Foreign currency translation	880	(766)	1,039	741

Comprehensive income attributable to noncontrolling interests in subsidiaries	$3,331	$2,002	$7,475	$7,053

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill

The following table details the changes in the carrying value of goodwill (in thousands):

Total

Balance as of December 31, 2009	$202,996
Veolia EfW Acquisition (See Note 3)	27,024

Balance as of September 30, 2010	$230,020

NOTE 9.	BENEFIT OBLIGATIONS

Pension and Other Benefit Obligations

The components of net periodic (credit) benefit costs are as follows (in thousands):

	Pension Benefits				Other Post-Retirement Benefits
	For the Three		For the Nine		For the Three		For the Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1,056	1,197	3,167	3,591	118	122	356	367
Expected return on plan assets	(1,237)	(975)	(3,711)	(2,925)	—	—	—	—
Amortization of net prior service cost	(83)	19	(247)	57	—	—	—	—
Amortization of actuarial gain	(15)	(46)	(45)	(138)	(26)	(37)	(76)	(112)

Net periodic (credit) benefit costs	$(279)	$195	$(836)	$585	$92	$85	$280	$255

Defined Contribution Plans

Substantially all of our employees in the United States are eligible to participate in defined contribution plans we sponsor. Our costs related to defined contribution plans were $3.6 million and $3.3 million for the three months ended September 30, 2010 and 2009, respectively, and $11.9 million and $10.7 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 10.	STOCK-BASED COMPENSATION

During the nine months ended September 30, 2010, we awarded certain employees 749,805 shares of restricted stock. The restricted stock will be expensed over the requisite service period, subject to an assumed 10% forfeiture rate. The terms of the restricted stock awards include vesting provisions based solely on continued service. If the service criteria are satisfied, the awards vest during March of 2011, 2012 and 2013.

Effective August 16, 2010, we awarded 30,675 shares of restricted stock to the Executive Vice President and Chief Financial Officer in connection with his appointment. The restricted stock will be expensed over the four-year vesting period. If the service criteria are satisfied, the awards vest during March of 2011, 2012, 2013 and 2014.

A special cash dividend was paid on July 20, 2010. Holders of unvested shares of restricted stock received the dividend in the form of additional restricted stock awards totaling 122,471 shares for employees and 3,796 for directors, with the same vesting conditions as the underlying shares of restricted stock to which they relate. See Special Cash Dividend discussion below.

On May 6, 2010, in accordance with our existing program for annual director compensation, we awarded 36,000 shares of restricted stock under the Directors Plan. We determined that the service vesting condition of these awards to be non-substantive and, in accordance with accounting principles for stock compensation, recorded the entire fair value of the award as compensation expense on the grant date.

During the nine months ended September 30, 2010, we adopted a Growth Equity Plan, which is to be used for awards pursuant to our Equity Award Plan for Employees and Officers. The Growth Equity Plan provides for the award of restricted stock units (“RSUs”) to certain employees in connection with specified growth-based acquisitions that have been completed or development projects that have commenced. We awarded certain employees 1,085,040 shares of restricted stock units under the Growth Equity Plan.

The Growth Equity Plan provides that as of the award date of the RSUs, the Compensation Committee shall determine the net present value of cash flows for the applicable acquisitions or development projects (“Projected NPV”). Vesting of RSUs will not occur until at least three years have passed following an acquisition or upon the later of three years from the grant date or one year following the commencement of commercial operations for development projects. Upon the vesting date, the Compensation Committee will re-calculate the net present values of the cash flows (“Bring Down NPV”). If the ratio of the

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bring Down NPV to the Projected NPV is greater than 95% all of the RSUs related to the particular project will vest. If the ratio is less than 95%, the number of RSUs originally issued will be proportionately reduced.

Compensation expense related to our stock-based awards totaled $3.9 million and $13.3 million during the three and nine months ended September 30, 2010, respectively, and $3.0 million and $10.7 million during the three and nine months ended September 30, 2009, respectively. Compensation expense for the nine months ended September 30, 2010 includes additional expense of $1.3 million resulting from the reduction of the exercise price of outstanding options as discussed below under Special Cash Dividend.

As of September 30, 2010, we had approximately $13.1 million, $5.2 million and $1.7 million of unrecognized compensation expense related to our unvested restricted stock, RSUs, and unvested stock options, respectively. We expect this compensation expense to be recognized over a weighted average period of approximately 1.3 years for our unvested restricted stock awards, approximately 2.6 years for our unvested RSUs and approximately 1.3 years for our unvested stock options.

 Special Cash Dividend

The special cash dividend described in Note 6. Changes in Capitalization was paid on July 20, 2010 and was deemed an equity restructuring in accordance with accounting principles for stock compensation. The impact of the special cash dividend on the various share-based awards is as follows:

•	We reduced the exercise price of options granted under the 2004 plan by $1.50 per share. We recorded additional expense of $1.3 million during the three months ended June 30, 2010 and expect to record $0.2 million over the remaining vesting period.

•	As contractually required by the restricted stock agreements, employees and directors who were holders of unvested shares of restricted stock received the dividend in the form of additional restricted stock of 122,471 shares and 3,796 shares, respectively, with the same vesting conditions as the underlying shares of restricted stock to which they relate.

•	As contractually required by the RSU agreements, dividends of $1.4 million on the RSUs were paid in cash and put into escrow, and will be subject to the same vesting criteria as the underlying shares of RSUs to which they relate.

NOTE 11.	FINANCIAL INSTRUMENTS

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	For cash and cash equivalents, restricted funds, and marketable securities, the carrying value of these amounts is a reasonable estimate of their fair value. The fair value of restricted funds held in trust is based on quoted market prices of the investments held by the trustee.
•	Fair values for long-term debt and project debt are determined using quoted market prices.
•	The fair value of the Note Hedge and the Cash Conversion Option are determined using an option pricing model based on observable inputs such as implied volatility, risk free rate, and other factors. The fair value of the Note Hedge is adjusted to reflect counterparty risk of non-performance, and is based on the counterparty’s credit spread in the credit derivatives market. The contingent interest features related to the Debentures and the Notes are valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we would realize in a current market exchange. The fair-value estimates presented herein are based on pertinent information available to us as of September 30, 2010. However, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2010, and current estimates of fair value may differ significantly from the amounts presented herein.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of September 30, 2010:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of September 30, 2010		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
			(In thousands)

Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$66,898	$66,898	$66,898	$—	$—
Money market funds	9,609	9,609	9,609	—	—

Total cash and cash equivalents:	76,507	76,507	76,507	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	28,826	28,816	28,816	—	—
Money market funds	185,406	185,406	185,406	—	—
U.S. Treasury/Agency obligations (a)	51,520	51,528	51,528	—	—
State and municipal obligations	12,783	12,783	12,783	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	59,186	59,527	59,527	—	—

Total restricted funds held in trust:	337,721	338,060	338,060	—	—
Restricted funds — other:
Bank deposits and certificates of deposit (b)	20,263	20,263	20,263	—	—
Money market funds (c)	13,118	13,118	13,118	—	—

Total restricted funds other:	33,381	33,381	33,381	—	—
Investments:
Mutual and bond funds (b)	2,185	2,185	2,185	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	8,696	8,696	8,696	—	—
Residential mortgage-backed securities (d)	2,694	2,694	2,694	—	—
Corporate investments (d)	13,893	13,893	13,893	—	—
Other government obligations (d)	1,376	1,376	1,376	—	—
Equity securities (c)	1,099	1,099	1,099	—	—

Total investments:	29,943	29,943	29,943	—	—
Derivative Asset — Energy Hedge	847	847	—	847	—
Derivative Asset — Note Hedge	89,695	89,695	—	89,695	—

Total assets:	$568,094	$568,433	$477,891	$90,542	$—

Liabilities:
Derivative Liability — Cash Conversion Option	$93,331	$93,331	$—	$93,331	$—
Derivative Liabilities — Contingent interest features of the Notes and Debentures	0	0	—	0	—

Total liabilities:	$93,331	$93,331	$—	$93,331	$—

Financial Instruments Recorded at Carrying Amount:

Assets:
Accounts receivables (e)	$298,092	$298,092
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,335,288	$1,337,037
Project debt	$891,033	$912,686

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(e)	Includes $24.8 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about the fair value measurement of our assets and liabilities as of December 31, 2009:

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in		Significant
	As of December 31, 2009		Active Markets for	Significant Other	Unobservable
Financial Instruments Recorded at Fair Value	Carrying	Estimated	Identical Assets	Observable Inputs	Inputs
on a Recurring Basis:	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$81,458	$81,458	$81,458	$—	$—
Money market funds	352,225	352,225	352,225	—	—

Total cash and cash equivalents:	433,683	433,683	433,683	—	—
Restricted funds held in trust:
Bank deposits and certificates of deposit	32,765	32,765	32,765	—	—
Money market funds	152,571	152,569	152,569	—	—
U.S. Treasury/Agency obligations (a)	35,382	35,388	35,388	—	—
State and municipal obligations	8,582	8,582	8,582	—	—
Commercial paper/Guaranteed investment contracts/Repurchase agreements	48,452	48,469	48,469	—	—

Total restricted funds held in trust:	277,752	277,773	277,773	—	—
Restricted funds — other:
Bank deposits and certificates of deposit(b)	20,243	20,243	20,243	—	—
Money market funds (c)	6,106	6,106	6,106	—	—

Total restricted funds other:	26,349	26,349	26,349	—	—
Investments:
Marketable securities available for sale (c)	300	300	300	—	—
Mutual and bond funds (b)	1,802	2,105	2,105	—	—
Investments available for sale:
U.S. Treasury/Agency obligations (d)	13,726	13,726	13,726	—	—
Residential mortgage-backed securities (d)	5,203	5,203	5,203	—	—
Corporate investments (d)	9,213	9,213	9,213	—	—
Equity securities (c)	871	871	871	—	—

Total investments:	31,115	31,418	31,418	—	—
Derivative Asset — Note Hedge	123,543	123,543	—	123,543	—

Total assets:	$892,442	$892,766	$769,223	$123,543	$—

Liabilities:
Derivative Liability — Cash Conversion Option	$128,603	$128,603	$—	$128,603	$—
Derivative Liabilities — Contingent interest features of the Notes and Debentures	0	0	—	0	—

Total liabilities:	$128,603	$128,603	$—	$128,603	$—

Financial Instruments Recorded at Carrying Amount:
Assets:
Accounts receivables (e)	$336,876	$336,876
Liabilities:
Long-term debt (excluding Cash Conversion Option)	$1,309,103	$1,314,264
Project debt	$959,364	$983,474

(a)	The U.S. Treasury/Agency obligations in restricted funds held in trust are primarily comprised of Federal Home Loan Mortgage Corporation securities at fair value.
(b)	Included in other noncurrent assets in the condensed consolidated balance sheets.
(c)	Included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
(d)	Included in investments in fixed maturities at market in the condensed consolidated balance sheets.
(e)	Includes $32.7 million of noncurrent receivables in other noncurrent assets in the condensed consolidated balance sheets.

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

The cost or amortized cost, unrealized gains, unrealized losses and the fair value of our investments categorized by type of security, were as follows (in thousands):

	As of September 30, 2010				As of December 31, 2009
	Cost or				Cost or
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Current investments:
Fixed maturities	$—	$—	$—	$—	$300	$—	$—	$300
Equity securities — insurance business	894	230	25	1,099	732	150	11	871

Total current investments	$894	$230	$25	$1,099	$1,032	$150	$11	$1,171

Noncurrent investments:
Fixed maturities — insurance business:
U.S. government obligations	$—	$—	$—	$—	$315	$6	$—	$321
U.S. government agencies	8,570	127	1	8,696	13,157	257	9	13,405
Residential mortgage-backed securities	2,594	102	2	2,694	5,150	74	21	5,203
Corporate investments	13,201	694	2	13,893	8,878	337	2	9,213
Other government obligations	1,348	29	1	1,376	—	—	—	—

Total fixed maturities — insurance business	25,713	952	6	26,659	27,500	674	32	28,142
Mutual and bond funds	2,185	182	—	2,367	1,802	303	—	2,105

Total noncurrent investments	$27,898	$1,134	$6	$29,026	$29,302	$977	$32	$30,247

The following table sets forth a summary of temporarily impaired investments held by our insurance subsidiary (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Fair	Unrealized	Fair	Unrealized
Description of Investments	Value	Losses	Value	Losses

U.S. Treasury and other direct U.S. government obligations	$—	$—	$341	$9
Federal agency mortgage-backed securities	512	3	1,503	21
Other government obligations	672	1	—	—
Corporate investments	534	2	100	2

Total fixed maturities	1,718	6	1,944	32
Equity securities	166	25	94	11

Total temporarily impaired investments	$1,884	$31	$2,038	$43

One of each of the U.S. Treasury and federal agency obligations, mortgage-backed securities, other government obligations, and corporate bonds is temporarily impaired. As of September 30, 2010, all of the temporarily impaired fixed maturity investments had maturities greater than 12 months.

Our fixed maturities held by our insurance subsidiary include mortgage-backed securities and collateralized mortgage obligations, collectively (“MBS”) representing 10.1%, and 18.5% of the total fixed maturities as of September 30, 2010 and December 31, 2009, respectively. Our MBS holdings are issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”) all of which are rated “AAA” by Moody’s Investors Services. MBS and callable bonds, in contrast to other bonds, are more sensitive to market value declines in a rising interest rate environment than to market value increases in a declining interest rate environment.

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The expected maturities of fixed maturity securities, by amortized cost and fair value are shown below (in thousands):

	As of September 30, 2010
	Amortized Cost	Fair Value

Available-for-sale:
One year or less	$11,904	$12,080
Over one year to five years	12,485	13,188
Over five years to ten years	1,324	1,391
More than ten years	—	—

Total fixed maturities	$25,713	$26,659

The following reflects the change in net unrealized gain on securities included as a separate component of AOCI in the condensed consolidated statements of equity (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Fixed maturities, net	$274	$265	$304	$692
Equity securities, net	114	79	66	44
Mutual and bond funds	107	114	182	211

Change in net unrealized gain on available-for-sale securities	495	458	552	947
Money market funds — restricted	36	—	57	—

Change in net unrealized gain on securities	$531	$458	$609	$947

The components of net unrealized gain on securities consist of the following (in thousands):

	For the Three		For the Nine
	Months		Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net unrealized holding gain arising during the period	$495	$458	$544	$924
Reclassification adjustment for net realized losses included in net income	—	—	8	23

Net unrealized gain on available-for-sale securities	495	458	552	947
Net unrealized holding gain arising during the period — restricted	36	—	57	—

Net unrealized gain on securities	$531	$458	$609	$947

NOTE 12.	DERIVATIVE INSTRUMENTS

The following disclosures summarize the fair value of derivative instruments not designated as hedging instruments in the condensed consolidated balance sheets and the effect of changes in fair value related to those derivative instruments not designated as hedging instruments on the condensed consolidated statements of income.

Derivative Instruments Not Designated		Fair Value as of
As Hedging Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009
		(In thousands)

Asset Derivatives:
Note Hedge	Other noncurrent assets	$89,695	$123,543
Liability Derivatives:
Cash Conversion Option	Long-term debt	$93,331	$128,603
Contingent interest features of the Debentures and Notes	Other noncurrent liabilities	$0	$0

COVANTA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Effect on Income of Derivative	Location of Gain or	For the Three	For the Three	For the Nine	For the Nine
Instruments Not Designated	(Loss) Recognized in	Months Ended	Months Ended	Months Ended	Months Ended
As Hedging Instruments	Income on Derivatives	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
			(In thousands)

Note Hedge	Non-cash convertible debt related expense	$10,093	$(10,515)	$(33,848)	$(3,378)
Cash Conversion Option	Non-cash convertible debt related expense	(9,251)	16,666	35,272	10,146
Contingent interest features of the Notes and Debentures	Non-cash convertible debt related expense	—	—	—	—

Effect on income of derivative instruments not designated as hedging instruments		$842	$6,151	$1,424	$6,768

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

Energy Price Risk

Following the expiration of certain long-term energy sales contracts, we may have exposure to market risk, and therefore revenue fluctuations, in energy markets. We may enter into contractual arrangements that will mitigate our exposure to this volatility through a variety of hedging techniques. Our efforts in this regard will involve only mitigation of price volatility for the energy we produce, and will not involve speculative energy trading. Consequently, we have entered into swap agreements with various financial institutions to hedge our exposure to market risk. As of September 30, 2010, the fair value of the energy derivatives of $0.8 million, pre-tax, was recorded as a current asset and as a component of AOCI.

NOTE 13.	RELATED-PARTY TRANSACTIONS

We hold a 26% investment in Quezon Power, Inc. (“Quezon”). We are party to an agreement with Quezon in which we assumed responsibility for the operation and maintenance of Quezon’s coal-fired electricity generation facility. Accordingly, 26% of the net income of Quezon is reflected in our condensed consolidated statements of income and as such, 26% of the revenue earned under the terms of the operation and maintenance agreement is eliminated against Equity in Net Income from Unconsolidated Investments. For the three months ended September 30, 2010 and 2009, we collected $8.3 million and $8.5 million, respectively, and for the nine months ended September 30, 2010 and 2009, we collected $23.0 million and $26.8 million, respectively, for the operation and maintenance of the facility. As of September 30, 2010 and December 31, 2009, the net amount due to Quezon was $4.6 million and $5.0 million, respectively, which represents advance payments received from Quezon for operation and maintenance costs.

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

Wallingford Matter. Recent compliance stack testing indicated that one of the three combustion units at the Wallingford energy-from-waste facility had exceeded the permit limit for dioxin/furan emissions. We promptly shut down the affected combustion unit and self-reported the test results to the Connecticut Department of Environmental Protection (“CTDEP”). On August 18, 2010, the Connecticut Office of the Attorney General (“AG”), on behalf of the CTDEP, commenced an enforcement action in Connecticut Superior Court (Hartford) with respect to the results of the recent compliance stack testing. We are working cooperatively with the CTDEP and AG to reach agreement on a restart and test program to demonstrate that the affected combustion unit has been returned to compliance. The case is in the initial stages and it is not possible at this time to predict the outcome or to estimate our ultimate liability in the matter; however, we believe this proceeding and related suspension in operation will not have a material adverse effect on our consolidated financial position or results of operations.

Lower Passaic River Matter. In August 2004, the United States Environmental Protection Agency (“EPA”) notified Covanta Essex Company (“Essex”) that it was a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area, referred to as “LPRSA,” a 17 mile stretch of river in northern New Jersey. Essex is one of 71 PRPs named thus far that have joined the LPRSA PRP group, which is undertaking a Remedial Investigation/Feasibility Study (“Study”) of the LPRSA under EPA oversight. Essex’s share of the Study costs to date are not material to its financial position and results of operations; however, the Study costs are exclusive of any LPRSA remedial costs or natural resource damages that may ultimately be assessed against PRPs. In February 2009, Essex and over 300 other PRPs were named as third-party defendants in a suit brought by the State of New Jersey Department of Environmental Protection (“NJDEP”) in New Jersey Superior Court of Essex County against Occidental Chemical Corporation and certain related entities (“Occidental”) with respect to alleged contamination of the LPRSA by Occidental. The Occidental third-party complaint seeks contribution with respect to any award to NJDEP of damages against Occidental in the matter. Considering the history of industrial and other discharges into the LPRSA from other sources, including named PRPs, Essex believes any releases to the LPRSA from its facility to be de minimis; however, it is not possible at this time to predict that outcome or to estimate Essex’s ultimate liability in the matter, including for LPRSA remedial costs and/or natural resource damages and/or contribution claims made by Occidental and/or other PRPs.

Other Matters

Other commitments as of September 30, 2010 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$300,434	$10,576	$289,858
Surety bonds	111,893	—	111,893

Total other commitments — net	$412,327	$10,576	$401,751

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

The surety bonds listed on the table above relate primarily to performance obligations ($100.9 million) and support for closure obligations of various energy projects when such projects cease operating ($11.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

The terms “we,” “our,” “ours,” “us,” “Covanta” and “Company” refer to Covanta Holding Corporation and its subsidiaries; the term “Covanta Energy” refers to our subsidiary Covanta Energy Corporation and its subsidiaries. The following discussion addresses our financial condition as of September 30, 2010 and our results of operations for the three and nine months ended September 30, 2010, compared with the same periods last year. It should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2009 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2009 (“Form 10-K”), an in the interim unaudited financial statements and notes included in our Quarterly Reports on Form 10-Q for the period ended March 31, 2010 and June 30, 2010, to which the reader is directed for additional information.

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

We are committed to operate with an efficient capital structure by returning surplus capital to shareholders and funding high value development projects when they come to fruition. Given our strong cash generation and the status of our various development efforts, we plan on making additional opportunistic share repurchases in future quarters generally consistent with our actions in the third quarter of 2010.

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

The United States Congress is currently debating proposals designed to encourage two broad policy objectives: increased renewable energy generation, and reduction of fossil fuel usage and related GHG emissions. The United States House of Representatives passed a bill known as the America Clean Energy and Security Act of 2009 (“ACES”) which addresses both policy objectives, by means of a phased-in national renewable energy standard and a “cap-and-trade” system to reduce GHG emissions. Energy-from-waste and biomass have generally been included in the ACES bill to be among the technologies that help to achieve both policy objectives. Similar legislation has been introduced in the United States Senate. While legislation is far from final, the direction of Congressional efforts to date lead us to believe legislation might be passed that could create additional growth opportunities for our business and increase energy revenue from existing facilities.

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

Business Segments

Our reportable segments are Americas and International. The Americas segment is comprised of waste and energy services operations primarily in the United States and Canada. The International segment is comprised of waste and energy services operations in other countries, currently those of the United Kingdom, Italy, China, the Philippines, India and Bangladesh.

Segment	Business Description
Americas	Our business in the Americas is comprised primarily of energy-from-waste projects. For all of these projects, we earn revenue from two primary sources: fees charged for operating projects or processing waste received and payments for electricity and steam sales. We also operate, and in some cases have ownership interests in, transfer stations and landfills which generate revenue from waste and ash disposal fees or operating fees. In addition, we own and in some cases operate, other renewable energy projects primarily in the United States which generate electricity from wood waste (biomass), landfill gas, and hydroelectric resources. The electricity from these other renewable energy projects is sold to utilities. We may receive additional revenue from construction activity during periods when we are constructing new facilities or expanding existing facilities.

International	We have ownership interests in and/or operate facilities internationally, including independent power production facilities in the Philippines, Bangladesh, China and India where we generate electricity by combusting coal, natural gas and heavy fuel-oil, and energy-from-waste facilities in China and Italy. We are constructing energy-from-waste facilities in China. We earn revenue from operating fees, waste processing fees, electricity and steam sales, construction activities, and in some cases, we receive cash from equity distributions.

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

Growth and Development

We are focusing our efforts on operating our existing business and pursuing strategic growth opportunities through development and acquisition with the goal of maximizing long-term shareholder return. We anticipate that a part of our future growth will come from investing in or acquiring additional energy-from-waste, waste disposal and renewable energy production businesses. We are pursuing additional growth opportunities particularly in locations where the market demand, regulatory environment or other factors encourage technologies such as energy-from-waste to reduce dependence on landfilling for waste disposal and fossil fuels for energy production in order to reduce GHG emissions. We are focusing on the United Kingdom, Ireland, Canada and the United States. Our growth opportunities include: new energy-from-waste and other renewable energy projects, existing project expansions, contract extensions, acquisitions, and businesses ancillary to our existing business, such as additional waste transfer, transportation, processing and disposal businesses. We also intend to maintain a focus on research and development of technologies that we believe will enhance our competitive position, and offer new technical solutions to waste and energy problems that augment and complement our business.

We have a robust growth pipeline and continue to pursue several billion dollars worth of energy-from-waste development opportunities. However, much remains to be done and there is substantial uncertainty relating to the bidding and permitting process for each project opportunity. If, and when, these development efforts are successful, we plan to invest in these projects to achieve an attractive return on capital particularly when leveraged with project debt which we intend to utilize for all of our development projects.

The following is a discussion of acquisitions and business development for 2010 and 2009. See Item 1. Financial Statements — Note 3. Acquisitions, Business Development and Dispositions for additional information.

ACQUISITIONS, BUSINESS DEVELOPMENT AND CONTRACT TRANSITIONS

Facility/Operating
Contract	Location	Year	Transaction	Type	Summary
Wallingford	CT	2010	Contract	EfW	We entered into new tip fee contracts which commenced upon expiration of the existing service fee contract in June 2010. These contracts in total are expected to supply waste utilizing most or all of the facility’s capacity through 2020.

Huntington	NY	2010	Acquisition	EfW	We acquired a nominal limited partnership interest held by a third party in Covanta Huntington Limited Partnership, our subsidiary which owns and operates an energy-from-waste facility in Huntington, New York.

Dade Long Beach Hudson Valley MacArthur Plymouth York Burnaby Abington	FL CA NY NY PA PA Canada PA	2010 2009 2009 2009 2009 2009 2009 2009	Acquisition	EfW EfW EfW EfW EfW EfW EfW Trans.St.	We acquired seven energy-from-waste businesses and one transfer station business from Veolia Environmental Services North America Corp. (the “Veolia EfW Acquisition”). The acquired businesses have a combined capacity of 9,600 tons per day (“tpd”). Each of the operations acquired includes a long-term operating contract with the respective municipal client. Six of the energy-from-waste facilities and the transfer station are publicly-owned facilities. We acquired a majority ownership stake in one of the energy-from-waste facilities and subsequently purchased the remaining ownership stake in this facility.

Stanislaus County	CA	2009	Contract	EfW	The service fee contract with Stanislaus County was extended from 2010 to 2016.

Philadelphia Transfer Stations	PA	2009	Acquisition	Trans.St.	We acquired two waste transfer stations with combined capacity of 4,500 tpd in Philadelphia, Pennsylvania.

ENERGY-FROM-WASTE
PROJECTS UNDER ADVANCED DEVELOPMENT OR CONSTRUCTION

Project/Facility	Location	Summary
Technology Development		We entered into various agreements with multiple partners to invest in the development, testing or licensing of new technologies related to the transformation of waste materials into renewable fuels or the generation of energy. Licensing fees and demonstration unit purchases aggregated $4.4 million during the nine months ended September 30, 2010 and, $4.7 million and $6.5 million during the years ended December 31, 2009 and 2008, respectively.

AMERICAS

Honolulu	HI	We operate and maintain the energy-from-waste facility located in and owned by the City and County of Honolulu, Hawaii. In December 2009, we entered into agreements with the City and County of Honolulu to expand the facility’s waste processing capacity from 2,160 tpd to 3,060 tpd and to increase the gross electricity capacity from 57 megawatts (“MW”) to 90 MW. The agreements also extend the service contract term by 20 years. The $302 million expansion project is a fixed-price construction project which will be funded and owned by the City and County of Honolulu. Construction commenced at the end of 2009.

Hillsborough	FL	During the third quarter of 2009, we completed the expansion and commenced the operations of the expanded energy-from-waste facility located in Hillsborough County, Florida. We expanded waste processing capacity from 1,200 tpd to 1,800 tpd and increased gross electricity capacity from 29.0 MW to 46.5 MW. As part of the agreement to implement this expansion, we received a long-term operating contract extension to 2027.

INTERNATIONAL	Location	Summary

Dublin	Ireland	In 2007, we entered into agreements to build, own, and operate a 1,700 metric tpd energy-from-waste project serving the City of Dublin, Ireland and surrounding communities at an estimated cost of €350 million. Dublin Waste to Energy Limited, which we control and co-own with DONG Energy Generation A/S, developed the project and has a 25 year tip fee type contract to provide disposal service for 320,000 metric tons of waste annually, representing approximately 50% of the facility’s processing capacity. The project is expected to sell electricity into the local electricity grid, at rates partially supported by a preferential renewable tariff. While the primary approvals and licenses for the project have been obtained, the longstop date for acquiring necessary property rights and achieving certain other conditions precedent under the project agreement expired on September 4, 2010. As a result, the parties will need to agree to proceed and are currently working toward that objective. See discussion in Note 8. Supplementary Information for accounting information for the Dublin project.

Taixing	China	Taixing Covanta Yanjiang Cogeneration Co., Ltd., of which we own 85%, entered into a 25 year concession agreement and waste supply agreements to build, own and operate a 350 metric tpd energy-from-waste facility for Taixing Municipality, in Jiangsu Province, People’s Republic of China. The project, which will be built on the site of our existing coal-fired facility in Taixing, will supply steam to an adjacent industrial park under short-term arrangements. We will continue to operate our existing coal-fired facility. The project company has obtained Rmb 165 million in project financing which, together with available cash from existing operations will fund construction costs. The Taixing project commenced construction in late 2009.

Chengdu	China	We and Chongqing Iron & Steel Company (Group) Limited have entered into an agreement to build, own, and operate an 1,800 metric tpd energy-from-waste facility for Chengdu Municipality in Sichuan Province, People’s Republic of China. We also executed a 25 year waste concession agreement for this project. In connection with this project, we acquired a 49% equity interest in the project company. Construction of the facility has commenced and the project company has obtained Rmb 480 million in project financing, of which 49% is guaranteed by us and 51% is guaranteed by Chongqing Iron & Steel Company (Group) Limited until the project has been constructed and for one year after operations commence.

DISPOSITIONS

Facility/Operating
Contract	Location	Year	Transaction	Type	Summary
Detroit	MI	2009/2010	Contract	EfW	On June 30, 2009, our long-term operating contract with the Greater Detroit Resource Recovery Authority (“GDRRA”) to operate the 2,832 tpd energy-from-waste facility located in Detroit, Michigan (the “Detroit Facility”) expired. Effective June 30, 2009, we purchased an undivided 30% owner-participant interest in the Detroit Facility and entered into certain agreements for continued operation of the Detroit Facility for a term expiring June 30, 2010. During this one-year period, we were unable to secure an acceptable steam off-take arrangement. Effective June 30, 2010, we agreed to sell our entire interest in the Detroit Facility, subject to the buyer’s due diligence and any required regulatory approvals, and to continue operating the Detroit Facility under commercial arrangements until the earlier of the closing of the sale transaction or September 30, 2010. The sale agreement did not close or extend on September 30, 2010, and the commercial arrangements expired on that date at which time we decided that it was in our best interest to shut down the Detroit Facility. Regardless the Detroit Facility is permanently shut down, re-started or sold, we do not expect it to have a material effect on our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS — Three and Nine Months Ended September 30, 2010 vs. Three and Nine Months Ended September 30, 2009

	For the		For the		Variance
	Three Months Ended		Nine Months Ended		Increase/(Decrease)
	September 30,		September 30,		Three	Nine
	2010	2009	2010	2009	Month	Month
			(Unaudited, in thousands)

CONSOLIDATED RESULTS OF OPERATIONS:
Total operating revenues	$436,977	$408,709	$1,288,983	$1,143,255	$28,268	$145,728
Total operating expenses	384,613	337,730	1,178,169	1,007,752	46,883	170,417

Operating income	52,364	70,979	110,814	135,503	(18,615)	(24,689)

Other income (expense):
Investment income	574	952	1,669	3,136	(378)	(1,467)
Interest expense	(10,970)	(10,843)	(32,250)	(27,291)	127	4,959
Non-cash convertible debt related expense	(9,779)	(3,465)	(29,760)	(14,562)	6,314	15,198

Total other expenses	(20,175)	(13,356)	(60,341)	(38,717)	6,819	21,624

Income before income tax expense and equity in net income from unconsolidated investments	32,189	57,623	50,473	96,786	(25,434)	(46,313)
Income tax expense	(16,414)	(19,614)	(23,348)	(34,197)	(3,200)	(10,849)
Equity in net income from unconsolidated investments	6,833	5,611	18,024	17,091	1,222	933

NET INCOME	22,608	43,620	45,149	79,680	(21,012)	(34,531)

Less: Net income attributable to noncontrolling interests in subsidiaries	(2,451)	(2,768)	(6,436)	(6,312)	(317)	124

NET INCOME ATTRIBUTABLE TO COVANTA HOLDING CORPORATION	$20,157	$40,852	$38,713	$73,368	(20,695)	(34,655)

Weighted Average Common Shares Outstanding:
Basic	153,443	153,779	153,907	153,660	(336)	247

Diluted	154,312	155,110	154,639	154,935	(798)	(296)

Earnings Per Share:
Basic	$0.13	$0.27	$0.25	$0.48	$(0.14)	$(0.23)

Diluted	$0.13	$0.26	$0.25	$0.47	$(0.13)	$(0.22)

Cash Dividend Declared Per Share:	$—	$—	$1.50	$—	$—	$1.50

Diluted Earnings Per Share, Excluding Special Items:	$0.28	$0.26	$0.40	$0.47	$0.02	$(0.07)

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

Quarterly Supplementary Financial Information — Diluted Earnings Per Share, Excluding Special Items (Non-GAAP Discussion)

We use a number of different financial measures, both United States generally accepted accounting principles (“GAAP”) and non-GAAP, in assessing the overall performance of our business. To supplement our results prepared in accordance with GAAP, we use the measure of Diluted Earnings Per Share, Excluding Special Items, which is a non-GAAP measure as defined by the Securities and Exchange Commission. The non-GAAP financial measures of Diluted Earnings Per Share, Excluding Special Items is not intended as a substitute or as an alternative to diluted earnings per share as an indicator of our performance or any other measure of performance derived in accordance with GAAP. In addition, our non-GAAP financial measures may be different from non-GAAP measures used by other companies, limiting their usefulness for comparison purposes.

Diluted Earnings Per Share, Excluding Special Items excludes certain income and expense items that are not representative of our ongoing business and operations, which are included in the calculation of Diluted Earnings Per Share in accordance with GAAP. During the current quarter we included the write-down of assets as Special Items. The following items are not all-inclusive, but examples of other items that would be included as Special Items in prior comparative and future periods. They would include significant gains or losses from the disposition of businesses, gains or losses on the extinguishment of debt and other significant items that would not be representative of our ongoing business.

We use the non-GAAP measure of Diluted Earnings Per Share, Excluding Special Items to enhance the usefulness of our financial information by providing a measure which management internally uses to assess and evaluate the overall performance and highlight trends in the ongoing business.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Diluted Earnings Per Share, Excluding Special Items for the three and nine months ended September 30, 2010 and 2009, reconciled for each such period to diluted earnings per share, which is believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of diluted earnings per share to Diluted Earnings Per Share, Excluding Special Items (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Diluted Earnings Per Share:	$0.13	$0.26	$0.25	$0.47
Special Items(A)	0.15	—	0.15	—

Diluted Earnings Per Share, Excluding Special Items:	$0.28	$0.26	$0.40	$0.47

(A)    Additional information is provided in the Special Items table below.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Special Items	2010	2009	2010	2009
		(Unaudited, in thousands)

Non-cash write-down of loan issued for the Harrisburg EfW facility to fund certain facility improvements(A)	$6,580	$—	$6,580	$—
Non-cash write-down of capitalized costs related to the Dublin development project(A)	23,130	—	23,130	—
Non-cash write-down of corporate real estate	2,611	—	2,611	—

Total Special Items, pre-tax:	32,321	—	32,321	—

Proforma income tax impact(B)	(9,475)	—	(9,475)	—

Total Special Items, net of tax:	$22,846	$—	$22,846	$—

Diluted Earnings Per Share Impact	$0.15	$—	$0.15	$—

Weighted Average Diluted Shares Outstanding	154,312	155,110	154,639	154,935

(A)	Additional information is provided in the Americas and International segment discussions below.

(B)	There is minimal tax benefit from the non-cash write-down related to the Dublin assets. As a result, this non-cash write-down is significant to the effective tax rate. Accordingly, we are presenting this proforma calculation of the income tax effect from the total non-cash write-downs in the third quarter of 2010 to illustrate the proforma impact upon income tax expense and net income. The proforma income tax impact represents the tax provision amount related to the overall tax provision calculated without the non-cash write-downs when compared to the tax provision reported under GAAP in the condensed consolidated statement of income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Effective Tax Rate	2010	2009	2010	2009
		(Unaudited)

Effective Tax Rate(A)	51.0%	34.0%	46.3%	35.3%

(A)	Our full year estimated effective tax rate (“ETR”) increased during the third quarter of 2010 compared to our prior estimate due to the non-cash write-down related to the Dublin project. Since we have no income in Ireland to offset the non-cash write-down, we are unable to recognize a tax benefit at this time. GAAP requirements for tax accounting require the ETR to be calculated on a full year basis, which has the result of increasing the ETR for both the third and the fourth quarters of 2010. The ETR for the third quarter of 2010 was 51% and we expect the ETR for the fourth quarter of 2010 to be approximately 53%, absent discrete items.

Consolidated Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2010 vs. Results for the Three and Nine Months Ended September 30, 2009

Operating revenues increased by $28.3 million and $145.7 million for the three and nine month comparative periods, respectively, primarily due to increased waste and services revenues in our Americas segment due to the acquisition of Veolia EfW businesses; increased recycled metal revenues due primarily to higher market prices; and increased construction revenue due to the Honolulu expansion projects. These increases were offset by the impact of contract transitions at our Hempstead, Union and Detroit facilities.

Operating expenses increased by $46.9 million and $170.4 million for the three and nine month comparative periods, respectively, primarily due to increased operating costs related to the acquisition of Veolia EfW businesses; increased construction expenses due to the Honolulu expansion projects; and the non-cash write-down of assets related to a notes receivable from our Harrisburg EfW facility and the write-down of assets related to the Dublin project.

Operating income decreased by $18.6 million and $24.7 million for the three and nine month comparative periods, respectively, primarily due to the non-cash write-down of assets noted above and the impact of contract transitions at our Hempstead, Union and Detroit facilities, offset by the benefits of the acquisition of Veolia EfW businesses. See Note 8. Supplementary Information of the Notes for additional information.

Excluding the special items noted above, operating income in our Americas segment was increased slightly for both the three and nine month comparative periods primarily due to the benefit of the acquisition of Veolia businesses and higher market prices for recycled metals, which was offset by contract transitions at our Hempstead, Union and Detroit facilities. Excluding the special items noted above, in our International segment operating income declined for both the three and nine month comparative periods primarily due to primarily to lower profitability at our Indian facilities related to lower electricity sales and higher fuel prices.

Interest expense increased $5.0 million for the nine month comparative period primarily due to the issuance of the 3.25% Cash Convertible Senior Notes (“Notes”) which were issued in 2009, offset by lower floating interest rates on the Term Loan Facility (as defined in the Liquidity section below). Non-cash convertible debt related expense increased by $6.3 million and $15.2 million for the three and nine month comparative periods, respectively, primarily due to the amortization of the debt discount for the Notes which were issued in 2009, offset by the net changes to the valuation of the derivatives associated with the Notes.

Income tax expense decreased by $3.2 million and $10.8 million for the three and nine month comparative periods, respectively, primarily due to lower pre-tax operating income, offset by lower production tax credits. No tax benefit is being recognized at this time associated with the non-cash impairment of the investment in Dublin. See Item 1. Financial Statements — Note 7. Income Taxes for additional information.

On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share (approximately $233 million) which was paid on July 20, 2010. During the three months ended September 30, 2010, we repurchased 2,499,500 shares of our common stock at a weighted average cost of $14.69 per share for an aggregate amount of approximately $36.7 million. For additional information, see Liquidity below.

Americas Segment Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2010 vs. Results for the Three and Nine Months Ended September 30, 2009

	For the		For the
	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase/(Decrease)
	2010	2009	2010	2009	Three Month	Nine Month
			(Unaudited, in thousands)

Waste and service revenues	$256,846	$232,197	$765,431	$664,430	$24,649	$101,001
Electricity and steam sales	110,787	104,587	300,200	301,831	6,200	(1,631)
Other operating revenues	26,146	8,859	68,072	22,010	17,287	46,062

Total operating revenues	393,779	345,643	1,133,703	988,271	48,136	145,432

Plant operating expenses	212,320	190,320	695,620	595,812	22,000	99,808
Other operating expense	21,111	7,225	62,603	18,800	13,886	43,803
General and administrative expenses	15,474	22,083	55,381	61,464	(6,609)	(6,083)
Depreciation and amortization expense	46,652	45,710	140,652	144,816	942	(4,164)
Net interest expense on project debt	9,379	11,574	29,473	34,409	(2,195)	(4,936)
Write-down of assets	9,191	—	9,191	—	9,191	9,191

Total operating expenses	314,127	276,912	992,920	855,301	37,215	137,619

Operating income	$79,652	$68,731	$140,783	$132,970	10,921	7,813

Operating Revenues

Operating revenues for the Americas segment increased by $48.1 million and $145.4 million for the three and nine month comparative periods, respectively.

•	Revenues from Service Fee arrangements increased by $22.1 million for the three month comparative period primarily due to the acquisition of Veolia EfW businesses and by service fee contract escalations, partially offset by lower revenues earned explicitly to service project debt of $5.2 million. Revenues from Service Fee arrangements increased by $81.1 million for the nine month comparative period primarily due to the acquisition of Veolia EfW businesses and by the Hillsborough expansion coming on line plus service fee contract escalations, partially offset by the Detroit facility’s contract transition and lower revenues earned explicitly to service project debt of $9.1 million.
•	Revenues from Tip Fee arrangements decreased by $1.7 million for the three month comparative period primarily due to lower tip fee pricing offset by higher waste volumes. Revenues from Tip Fee arrangements decreased by $0.6 million for the nine month comparative period primarily due to lower waste volumes and tip fee pricing, offset by the acquisition of Veolia EfW businesses and the Philadelphia Transfer Stations.

•	Recycled metal revenues increased by $4.2 million and $20.5 million for the three and nine month comparative periods, respectively, primarily due to higher pricing. Historically, we have experienced volatile prices for recycled metal which has affected our recycled metal revenue as reflected in the table below (in millions):

	For the
	Quarters Ended
Total Recycled Metal Revenues	2010		2009	2008
March 31,		$12.6	$5.2	$11.4
June 30,		14.8	5.8	19.0
September 30,		13.3	9.1	17.3
December 31,		—	9.1	5.9

Total for the Year Ended December 31,	$	N/A	$29.2	$53.6

•	Electricity and steam sales increased by $6.2 million for the three month comparative period due to the acquisition of Veolia EfW businesses, higher pricing, and higher production, offset by contract transitions at our Hempstead and Union facilities. Electricity and steam sales decreased by $1.6 million for the nine month comparative period due to contract transitions at our Hempstead, Union and Detroit facilities and lower production primarily due to economically dispatching one of our biomass facilities offset by the acquisition of Veolia EfW businesses and higher pricing at other facilities primarily at our biomass facilities.
•	Other operating revenues for existing business increased primarily due to increased construction revenue related to the Honolulu expansion project.

Operating Expenses

Plant operating expenses increased by $22.0 million for the three month comparative period. This increase was primarily due to a full quarter of expense related to the acquisition of Veolia EfW businesses, plus, to a smaller degree, higher costs caused by a contract transition at the Hempstead facility and lower alternative fuel credits. Excluding the effect of the acquisition, contract transition and lower credits, the remaining plant operating expenses were flat compared to the prior year.

Plant operating expenses increased by $99.8 million for the nine month comparative period. This increase was primarily due to expense related to the Veolia EfW and Philadelphia transfer stations acquisitions. Other factors that cause the increase included the contract transition at the Hempstead facility as well as lower alternative fuel and Renewable Energy Credits which was partially offset by a contract transition at the Detroit facility and lower costs related to a biomass facility being economically dispatched off-line. Excluding the effect of the acquisitions, contract transitions, lower credits and the biomass dispatch, the remaining plant operating expenses increased 2.7% compared to the prior year.

Other operating expenses increased for the three and nine month comparative periods primarily due to increased construction expense related to the Honolulu expansion project.

General and administrative expenses decreased for the three and nine month comparative periods primarily due to transaction costs related to the Veolia EfW acquisition in 2009.

During the three months ended September 30, 2010, we recorded a non-cash impairment of $6.6 million related to funds advanced for certain facility improvements required to enhance facility performance at the Harrisburg EfW facility and a non-cash impairment of $2.6 million related to the write-down to fair value for corporate real estate and other assets. See Note 8. Supplementary Information of the Notes for additional information.

Operating Income

Operating income increased by $10.9 million and $7.8 million for the three and nine month comparative periods, respectively, primarily due to the benefit of the acquisition of Veolia EfW businesses, higher recycled metal revenues and improved performance at recently acquired facilities. These amounts were partially offset by the impact of contract transitions at our Hempstead, Union and Detroit facilities, and the write-down of assets.

International Segment Results of Operations — Comparison of Results for the Three and Nine Months Ended September 30, 2010 vs. Results for the Three and Nine Months Ended September 30, 2009

	For the		For the
	Three Months Ended		Nine Months Ended		Variance
	September 30,		September 30,		Increase/(Decrease)
	2010	2009	2010	2009	Three Month	Nine Month
			(Unaudited, in thousands)

Waste and service revenues	$1,032	$990	$3,002	$2,868	$42	$134
Electricity and steam sales	37,264	56,755	137,805	137,920	(19,491)	(115)

Total operating revenues	38,296	57,745	140,807	140,788	(19,449)	19

Plant operating expenses	29,749	42,970	117,466	108,076	(13,221)	9,390
Other operating expenses (income)	792	557	(382)	(54)	235	(328)
General and administrative expenses	6,939	6,247	20,458	18,064	692	2,394
Depreciation and amortization expense	1,945	2,310	5,798	5,819	(365)	(21)
Net interest expense on project debt	501	1,060	1,793	3,102	(559)	(1,309)
Write-down of assets	23,130	—	23,130	—	23,130	23,130

Total operating expenses	63,056	53,144	168,263	135,007	9,912	33,256

Operating (loss) income	$(24,760)	$4,601	$(27,456)	$5,781	(29,361)	(33,237)

Operating revenues for the International segment decreased by $19.4 million for the three month comparative period and were flat for the nine month comparative period. The revenue decline for the three month comparative period was primarily due to by lower demand from the electricity offtaker, resulting in lower electricity generation at our Indian facilities. The decrease was partially offset by the higher fuel costs, which are a pass through at both facilities, positive impacts of foreign currency translations and higher steam sales in China.

Plant operating expenses decreased by $13.2 million for the three month comparative period due primarily to lower generation at our Indian facilities, partially offset by higher fuel costs, lower foreign currency exchange gains and increased steam sales in China. Plant operating expenses increased by $9.4 million for nine month comparative period due primarily to higher fuel costs at both India facilities and at our coal-fired facility in China, partially offset by lower generation and lower foreign currency exchange gains.

General and administrative expenses increased by $0.7 million for the three month comparative period due to higher development spending in United Kingdom, partially offset by decreased costs associated with our Shanghai office. General and administrative expenses increased by $2.4 million for the nine month comparative period primarily due to costs associated with staff reductions in our Shanghai office, additional business development spending in the United Kingdom, and normal wage and benefit escalations.

During the three months ended September 30, 2010, we recorded a non-cash impairment charge of $23.1 million which was comprised of capitalized pre-construction and construction costs for the for the Dublin joint venture project. See Note 8. Supplementary Information of the Notes for additional information.

Operating Income

Operating income declined by $29.4 million and $33.2 million for the three and nine months comparative periods, respectively, primarily due to the non-cash impairment charge discussed above. Operating income for the three and nine months ended September 30, 2010 also declined due primarily to lower profitability at our Indian facilities related to lower electricity sales and higher fuel prices.

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

We use Adjusted EBITDA to provide further information that is useful to an understanding of the financial covenants contained in the credit facilities of our most significant subsidiary, Covanta Energy, and as an additional way of viewing aspects of its operations that, when viewed with the GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of our business. The calculation of Adjusted EBITDA is based on the definition in Covanta Energy’s credit facilities as described below under Liquidity and Capital Resources, which we have guaranteed. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted for additional items subtracted from or added to net income. Because our business is substantially comprised of that of Covanta Energy, our financial performance is substantially similar to that of Covanta Energy. For this reason, and in order to avoid use of multiple financial measures which are not all from the same entity, the calculation of Adjusted EBITDA and other financial measures presented herein are measured on a consolidated basis. Under these credit facilities, Covanta Energy is required to satisfy certain financial covenants, including certain ratios of which Adjusted EBITDA is an important component. Compliance with such financial covenants is expected to be the principal limiting factor which will affect our ability to engage in a broad range of activities in furtherance of our business, including making certain investments, acquiring businesses and incurring additional debt. Covanta Energy was in compliance with these covenants as of September 30, 2010. Failure to comply with such financial covenants could result in a default under these credit facilities, which default would have a material adverse affect on our financial condition and liquidity.

Adjusted EBITDA should not be considered as an alternative to net income or cash flow provided by operating activities as indicators of our performance or liquidity or any other measures of performance or liquidity derived in accordance with GAAP.

In order to provide a meaningful basis for comparison, we are providing information with respect to our Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009, reconciled for each such period to net income and cash flow provided by operating activities, which are believed to be the most directly comparable measures under GAAP.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Income Attributable to Covanta Holding Corporation	$20,157	$40,852	$38,713	$73,368
Special Items, net of tax (A)	22,846	—	22,846	—

Net Income Attributable to Covanta Holding Corporation, excluding Special Items, net of tax	$43,003	$40,852	$61,559	$73,368
Depreciation and amortization expense	48,622	48,057	146,527	150,717
Debt service:
Net interest expense on project debt	9,880	12,634	31,266	37,511
Interest expense	10,970	10,843	32,250	27,291
Non-cash convertible debt related expense	9,779	3,465	29,760	14,562
Investment income	(574)	(952)	(1,669)	(3,136)

Subtotal debt service	30,055	25,990	91,607	76,228
Income tax expense, excluding tax effect of Special Items(A)	25,889	19,614	32,823	34,197
Other adjustments:
Decrease in unbilled service receivables	7,170	4,129	23,574	13,656
Non-cash compensation expense	3,858	3,055	13,279	10,724
Transaction-related costs(B)	1,096	5,952	1,349	5,952
Other non-cash expenses(C)	2,313	2,304	5,051	3,955
Other	50	—	1,589	—

Subtotal other adjustments	14,487	15,440	44,842	34,287
Net income attributable to noncontrolling interests in subsidiaries	2,451	2,768	6,436	6,312

Total adjustments	121,504	111,869	322,235	301,741

Adjusted EBITDA	$164,507	$152,721	$383,794	$375,109

(A)	See discussion in Management Discussion and Analysis — Results of Operations above.

(B)	This amount relates primarily to transaction costs related to exploring the sale of our fossil fuel independent power production facilities in the Philippines, India and Bangladesh in 2010 and transaction costs associated with the acquisition of Veolia energy-from-waste businesses in 2009.
(C)	Includes certain non-cash items that are added back under the definition of Adjusted EBITDA in Covanta Energy’s credit agreement.

The following is a reconciliation of cash flow provided by operating activities to Adjusted EBITDA (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Cash flow provided by operating activities	$119,176	$110,411	$328,107	$247,733
Debt service	30,055	25,990	91,607	76,228
Change in working capital	2,070	(5,459)	(28,383)	27,511
Change in restricted funds held in trust	20,625	9,478	12,881	2,824
Non-cash convertible debt related expense	(9,779)	(3,465)	(29,760)	(14,562)
Amortization of debt premium and deferred financing costs	216	483	576	2,791
Equity in net income from unconsolidated investments	6,833	5,611	18,024	17,091
Dividends from unconsolidated investments	(2,664)	(375)	(10,910)	(2,941)
Current tax provision	873	9,999	2,585	19,585
Other	(2,898)	48	(933)	(1,151)

Adjusted EBITDA	$164,507	$152,721	$383,794	$375,109

For additional discussion related to management’s use of non-GAAP measures, see Liquidity and Capital Resources — Quarterly Supplementary Financial Information — Free Cash Flow (Non-GAAP Discussion) below.

LIQUIDITY AND CAPITAL RESOURCES

We generate substantial cash flow from our ongoing business, which we believe will allow us to meet our liquidity needs. As of September 30, 2010, in addition to our ongoing cash flow, we had access to several sources of liquidity, as discussed in Available Sources of Liquidity below, including our existing cash on hand of $76.5 million and the undrawn and available capacity of $300 million of our Revolving Credit Facility. In addition, we had restricted cash of $337.7 million, of which $195.9 million was designated for future payment of project debt principal.

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

Our primary future cash requirements will be to fund capital expenditures to maintain our existing businesses, make debt service payments and grow our business through acquisitions and business development. We will also seek to enhance our cash flow from renewals or replacement of existing contracts, from new contracts to expand existing facilities or operate additional facilities and by investing in new projects. Our business is capital intensive because it is based upon building and operating municipal solid waste processing and energy generating projects. In order to provide meaningful growth through development, we must be able to invest our funds, obtain equity and/or debt financing, and provide support to our operating subsidiaries. The timing and scale of our investment activity in growth opportunities is often unpredictable and uneven. We are committed to operate with an efficient capital structure by returning surplus capital to shareholders and funding high value development projects when they come to fruition. Given our strong cash generation and the status of our various development efforts, we plan on making additional opportunistic share repurchases in future quarters generally consistent with our actions in the third quarter of 2010. See Management’s Discussion and Analysis of Financial Condition — Overview — Growth and Development above.

On June 17, 2010, the Board of Directors declared a special cash dividend of $1.50 per share (approximately $233 million) which was paid on July 20, 2010.

On June 17, 2010, the Board of Directors increased the authorization to repurchase shares of outstanding common stock to $150 million. Under the program, stock repurchases may be made in the open market, in privately negotiated transactions, or by other available methods, from time to time at management’s discretion in accordance with applicable federal securities laws. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. During the three months ended September 30, 2010, we repurchased 2,499,500 shares of our common stock at a weighted average cost of $14.69 per share for an aggregate amount of approximately $36.7 million. As of September 30, 2010, the amount remaining under our currently authorized share repurchase program is $113.3 million.

Sources and Uses of Cash Flow for the Nine Months Ended September 30, 2010 and 2009:

	For the Nine Months		Increase
	Ended September 30,		(Decrease)
	2010	2009	2010 vs 2009
	(Unaudited, in thousands)

Net cash provided by operating activities	$328,107	$247,733	$80,374
Net cash used in investing activities	(247,573)	(329,624)	(82,051)
Net cash (used in) provided by financing activities	(437,395)	261,902	(699,297)
Effect of exchange rate changes on cash and cash equivalents	(315)	196	(511)

Net (decrease) increase in cash and cash equivalents	$(357,176)	$180,207	(537,383)

Net cash provided by operating activities for the nine months ended September 30, 2010 was $328.1 million, an increase of $80.4 million from the prior year period. The increase was primarily due to the acquisition of Veolia’s EfW businesses in the Americas segment and the timing of working capital.

Net cash used in investing activities for the nine months ended September 30, 2010 was $247.6 million, a decrease of $82.1 million from the prior year period. The decrease was primarily comprised of lower cash outflows of $123.5 million related to the acquisition of businesses, primarily the Veolia EfW businesses, offset by $24.0 million of higher cash outflows for increased capital expenditures largely related to the acquisition of Veolia EfW businesses and $18.5 million related to the acquisition of land use rights in the United Kingdom.

Net cash used in financing activities for the nine months ended September 30, 2010 was $437.4 million, a decrease of $699.3 million. The net change was primarily driven by the cash dividend paid of $232.7 million and repurchases of common stock of $36.7 million for the nine months ended September 30, 2010 as compared to proceeds received of $388.9 million related to the issuance of the 3.25% Cash Convertible Senior Notes and related transactions during the nine months ended September 30, 2009.

Available Sources of Liquidity

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having maturities of three months or less from the date of purchase. These short-term investments are stated at cost, which approximates market value. As of September 30, 2010, we had unrestricted cash and cash equivalents of $76.5 million (of which approximately $73.0 million was held by our insurance and international subsidiaries, which is not generally available for near-term liquidity in our domestic operations).

Short-Term Liquidity

We have credit facilities which are comprised of a $300 million revolving credit facility (the “Revolving Loan Facility”), a $320 million funded letter of credit facility (the “Funded L/C Facility”), and a $650 million term loan (the “Term Loan Facility”) (collectively referred to as the “Credit Facilities”). As of September 30, 2010, we had available credit for liquidity as follows (in thousands):

	Total		Outstanding Letters
	Available		of Credit as of	Available as of
	Under Facility	Maturing	September 30, 2010	September 30, 2010

Revolving Loan Facility(1)	$300,000	2013	$—	$300,000
Funded L/C Facility	$320,000	2014	$294,471	$25,529

(1)	Up to $200 million of which may be utilized for letters of credit.

On July 19, 2010, we utilized $50 million of the Revolving Loan Facility to help fund the special cash dividend, which we subsequently repaid during the three months ended September 30, 2010.

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

In order to provide a meaningful basis for comparison, we are providing information with respect to our Free Cash Flow for the for the three and nine months ended September 30, 2010 and 2009, reconciled for each such period to cash flow provided by operating activities.

The following is a summary of Free Cash Flow and its primary uses (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Cash flow provided by operating activities	$119,176	$110,411	$328,107	$247,733
Less: Maintenance capital expenditures (A)	(8,203)	(7,873)	(56,840)	(44,145)

Free cash flow	$110,973	$102,538	$271,267	$203,588

Selected Uses of Free Cash Flow:
Principal payments on long-term debt	$(1,731)	$(1,664)	$(4,999)	$(5,009)
Principal payments on project debt, net of restricted funds used(B)	$(34,710)	$(21,455)	$(149,054)	$(89,113)
Distributions to partners of noncontrolling interests in subsidiaries	$(1,425)	$(3,511)	$(7,098)	$(9,596)
Acquisition of businesses, net of cash acquired	$—	$(234,217)	$(128,254)	$(251,734)
Acquisition of land use rights	$(3,447)	$—	$(18,545)	$—
Acquisition of noncontrolling interests in subsidiary	$—	$—	$(2,000)	$—
Purchase of equity interests	$—	$—	$—	$(8,938)
Other investment activities, net (C)	$828	$(1,671)	$(15,673)	$(9,843)
Cash dividends paid to shareholders	$(232,671)	$—	$(232,671)	$—
Common stock repurchased	$(36,708)	$—	$(36,708)	$—
Purchases of Property, Plant and Equipment:
Maintenance capital expenditures (A)	$(8,203)	$(7,873)	$(56,840)	$(44,145)
Capital expenditures associated with development projects	(3,979)	(5,683)	(13,943)	(9,794)
Capital expenditures associated with technology development	(1,335)	(2,326)	(4,642)	(3,269)
Capital expenditures — other	(5,045)	(1,129)	(7,676)	(1,901)

Total purchases of property, plant and equipment	$(18,562)	$(17,011)	$(83,101)	$(59,109)

(A)	Capital Expenditures primarily to maintain existing facilities. Purchases of property, plant and equipment is also referred to as Capital Expenditures.

(B)	Principal payments on project debt are net of changes in restricted funds held in trust used to pay debt principal of $(25.7) million and $(8.9) million for the three months ended September 30, 2010 and 2009, respectively, and $(37.5) million and $31.0 million for the nine months ended September 30, 2010 and 2009, respectively. Principal payments on project debt excludes principal repayments on working capital borrowings relating to the operations of our Indian facilities of $4.6 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively, and $11.8 million and $9.8 million for the nine months ended September 30, 2010 and 2009, respectively. Principal payments on project debt excludes a project debt refinancing transaction of $63.7 million related to a domestic energy-from-waste facility during the third quarter 2009.

(C)	For the nine months ended September 30, 2010, other investing activities is primarily comprised of net payments from the purchase/sale of investment securities and business development expenses. For the nine months ended September 31, 2009, other investing activities is primarily comprised of a loan issued for the Harrisburg energy-from-waste facility to fund certain facility improvements, net of repayments.

Credit Agreement Financial Covenants

The loan documentation under the Credit Facilities contains customary affirmative and negative covenants and financial covenants as discussed in Note 11. Long-Term Debt of the Notes to the Consolidated Financial Statements included in our Form 10-K. As of September 30, 2010, we were in compliance with the covenants under the Credit Facilities. The maximum Covanta Energy capital expenditures that can be incurred in 2010 to maintain existing operating businesses is approximately $220 million as of September 30, 2010.

Long-Term Debt

Long-term debt is as follows (in thousands):

	As of
	September 30,	December 31,
	2010	2009

3.25% Cash Convertible Senior Notes due 2014	$460,000	$460,000
Debt discount related to Cash Convertible Senior Notes	(96,730)	(112,475)
Cash conversion option derivative at fair value	93,331	128,603

3.25% Cash Convertible Senior Notes, net	456,601	476,128

1.00% Senior Convertible Debentures due 2027	373,750	373,750
Debt discount related to Convertible Debentures	(29,603)	(45,042)

1.00% Senior Convertible Debentures, net	344,147	328,708

Term Loan Facility due 2014	627,250	632,125
Other long-term debt	621	745

Total	1,428,619	1,437,706
Less: current portion	(6,821)	(7,027)

Total long-term debt	$1,421,798	$1,430,679

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

Project Debt

Americas Project Debt

Financing for the energy-from-waste projects is generally accomplished through tax-exempt and taxable municipal revenue bonds issued by or on behalf of the municipal client. For such facilities that are owned by a subsidiary of ours, the municipal issuers of the bond loans the bond proceeds to our subsidiary to pay for facility construction. For such facilities, project-related debt is included as “Project debt” (short- and long-term) in our condensed consolidated financial statements. Generally, such project debt is secured by the revenues generated by the project and other project assets including the related facility. The only potential recourse to us with respect to project debt arises under the operating performance guarantees described below under Other Commitments. Certain subsidiaries had recourse liability for project debt which is recourse to our subsidiary Covanta ARC LLC, but is non-recourse to us, which as of September 30, 2010 aggregated to $208.5 million.

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

Restricted fund balances are as follows (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Current	Noncurrent	Current	Noncurrent

Debt service funds	$142,730	$73,157	$73,406	$101,376
Revenue funds	31,967	—	13,061	—
Other funds	53,373	36,494	44,756	45,153

Total	$228,070	$109,651	$131,223	$146,529

Of the $337.7 million in total restricted funds as of September 30, 2010, approximately $195.9 million was designated for future payment of project debt principal.

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

Other Commitments

Other commitments as of September 30, 2010 were as follows (in thousands):

	Commitments Expiring by Period
		Less Than	More Than
	Total	One Year	One Year

Letters of credit	$300,434	$10,576	$289,858
Surety bonds	111,893	—	111,893

Total other commitments — net	$412,327	$10,576	$401,751

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

The surety bonds listed on the table above relate primarily to performance obligations ($100.9 million) and support for closure obligations of various energy projects when such projects cease operating ($11.0 million). Were these bonds to be drawn upon, we would have a contractual obligation to indemnify the surety company.

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

Discussion of Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related Notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management believes there have been no material changes during the nine months ended September 30, 2010 to the items discussed in Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no material changes during the nine months ended September 30, 2010 to the items discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2009. For details related to fair value estimates for the Cash Conversion Option, Note Hedge and contingent interest as of September 30, 2010, refer to Item 1. Financial Statements — Note 11. Financial Instruments and Note 12. Derivative Instruments.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Covanta’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2010. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their reviews, our disclosure controls and procedures are effective to provide such reasonable assurance.

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

There has not been any change in our system of internal control over financial reporting during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See Note 14. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A.	RISK FACTORS

There have been no material changes during the nine months ended September 30, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

COVANTA HOLDING CORPORATION
(Registrant)

By:	/s/ Sanjiv Khattri
Sanjiv Khattri
Executive Vice President and Chief Financial Officer

By:	/s/ Thomas E. Bucks
Thomas E. Bucks
Vice President and Chief Accounting Officer

Date: October 20, 2010